Form 10-Q
period 2013-09-30
Greenbacker Renewable Energy Co LLC
filed 2013-11-14
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-178786-01

GREENBACKER RENEWABLE ENERGY COMPANY LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0872648
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

535 Fifth Avenue, Suite 421

New York, NY 10017

Tel (646) 532-6707

(Address, including zip code and telephone number, including area code, of registrants Principal Executive Office)

David Sher

c/o Greenbacker Capital Management LLC

535 Fifth Avenue, Suite 421

New York, NY 10017

Tel (646)532-6707

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2013, the registrant had 200 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Cash	$202,000	$2,000

Total assets	$202,000	$2,000

LIABILITIES

Subscription received in advance of share issuance	$200,000	$—

Total liabilities	$200,000	$—

MEMBERS’ EQUITY (NET ASSETS)	$2,000	$2,000

Shares Outstanding
Class A	200	200
Class C	—	—
Class I	—	—

Net asset value per share
Class A	$10.000	$10.000
Class C	—	—
Class I	—	—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED NOTES TO STATEMENTS OF ASSETS AND LIABILITIES

September 30, 2013 (unaudited) and December 31, 2012

Note 1. Organization and Operations of the Company

Greenbacker Renewable Energy Company LLC (the “LLC”), a newly created Delaware limited liability company, is an externally managed energy company that intends to acquire and manage income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finance the construction and/or operation of these and sustainable development projects and businesses. The LLC plans to conduct substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. The LLC and GREC (collectively “we”, “us”, “our” and the “Company”) will be externally managed and advised by Greenbacker Capital Management LLC (the “Advisor” or “GCM”), a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company. The LLC’s fiscal year end is December 31.

The Company is offering up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 pursuant to the distribution reinvestment plan, on a “best efforts” basis through SC Distributors, LLC, the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The Company is publicly offering three classes of shares: Class A shares, Class C shares and Class I shares in any combination with a dollar value up to the maximum offering amount. The share classes have different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The Company has adopted a distribution reinvestment plan pursuant to which a shareholder may elect to have the full amount of cash distributions reinvested in additional shares. The company reserves the right to reallocate the shares offered between Class A, Class C and Class I shares and between this offering and the distribution reinvestment plan.

The Company will not sell any shares unless it has raised gross offering proceeds of $2.0 million by August 7, 2014. This threshold is referred to as the minimum offering requirement. After meeting the minimum offering requirement and holding the initial closing, the Company will sell shares on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. Commencing with the first full quarter after the minimum offering requirement is satisfied, the board of directors will review and approve net asset value for each class of shares. The Company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the net asset value per share on the most recent valuation date increases above or decreases below net proceeds per share, the board of directors will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination by the board of directors is published, will ensure that after the effective date of the new offering prices the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below net asset value per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to the dealer manager. The Company will commence valuations of assets commencing with the first full quarter after the minimum offering requirement is satisfied. Thereafter, shares will be offered in the primary offering at a price based on the most recent valuation, plus related selling commissions, dealer manager fees and organization and offering expenses. Once the Company commences valuations, shares will be offered pursuant to the distribution reinvestment plan at a price equal to the current offering price per each class of shares, less the sales selling commissions and dealer manager fees associated with that class of shares in the primary offering.

As of September 30, 2013, the Company has issued 100 Class A shares to its advisor and 100 Class A shares to an affiliate of its advisor. Additionally, the Company has received $200,000 in advance of issuing 20,000 Class A shares to its Advisor that will be issued subsequent to September 30, 2013. This advance payment is reflected as a liability on the consolidated statement of assets and liabilities.

The Company expects to initially focus on investing in wind and solar energy projects because solar energy projects generally offer more stable power generation characteristics compared to other forms of renewable energy, and advances in wind turbines and government incentives make wind energy projects attractive as well. Over time, the Company plans to broaden its investments to include other types of renewable energy assets and projects, which may include hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets.

While the Advisor has identified certain renewable energy projects that are suitable for the Company under its investment guidelines, the Company has not purchased, contracted to purchase, or deemed acquisition of any investments as probable as of September 30, 2013 and December 31, 2012.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Actual results could differ from those estimates, assumptions, and judgments. Significant items subject to such estimates will include determining the fair value of investments, revenue recognition, income tax uncertainties, and other contingencies. The consolidated financial statements of the Company include the accounts of the LLC and its consolidated subsidiary, GREC. All intercompany accounts and transactions have been eliminated.

The Company’s consolidated financial statements will be prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (ASC Topic 946). In accordance with this specialized accounting guidance, the Company will recognize and carry all of its investments at fair value with changes in fair value recognized in earnings. Additionally, the Company will not apply consolidation or equity method of accounting to its investments. The Company plans to carry liabilities at amounts payable, net of unamortized premiums or discounts. The Company does not currently plan to elect to carry its liabilities at fair value. Net assets will be calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.

The financial information associated with the September 30, 2013 consolidated statement of assets and liabilities has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The September 30, 2013 financial information has not been audited by the independent registered public accounting firm and they do not express an opinion thereon.

Statements of Operations and Cash Flows

The statements of operations and cash flows have been omitted from these financial statements as the Company has not started operations as of September 30, 2013. The Company’s organization and offering costs through September 30, 2013 have been paid for by the Advisor.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in any such accounts.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash as of September 30, 2013 and December 31, 2012.

Valuation of Investments at Fair Value

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (ASC Topic 820) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value. The Company plans to recognize and account for its investments at fair value. The fair values of the investments will not reflect transaction costs that may be incurred upon disposition of the investments.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is an exchange price notion under which fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability

The Advisor has established procedures to estimate the fair value of its investments which the Company’s Board of Directors ( the “Board”) has reviewed and approved. The Company will use observable market data to estimate the fair value of investments to the extent that market data is available. In the absence of quoted market prices in active markets, or quoted market prices for similar assets or in markets that are not active, the Company will use the valuation methodologies described below with unobservable data based on the best available information in the circumstances, which incorporates the Company’s assumptions about the factors that a market participant would use to value the asset.

For investments for which quoted market prices are not available, which will comprise most of our investment portfolio, fair value will be estimated by using the income or sales comparison approach. The income approach is based on the assumption that value is created by the expectation of future benefits discounted to a current value and the fair value estimate is the amount an investor would be willing to pay to receive those future benefits. The sales comparison approach compares recent comparable transactions to the investment. Adjustments are made for any dissimilarity between the comparable transactions and the investments. These valuation methodologies involve a significant degree of judgment on the part of the Advisor.

In determining the appropriate fair value of an investment using these approaches, the most significant information and assumption may include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the investment’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer companies that are public, mergers and acquisitions comparables, the principal market and enterprise values, environmental factors, among other factors.

The estimated fair values will not necessarily represent the amounts that may be ultimately realized due to the occurrence or nonoccurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of the valuation of the investments, the estimate of fair values may differ significantly from the value that would have been used had a broader market for the investments existed.

The authoritative accounting guidance prioritizes the use of market-based inputs over entity-specific inputs and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation. The three levels of valuation hierarchy are defined as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date. Valuation adjustments and block discounts are not applied to Level 1 measurements;

Level 2: Valuations based on quoted prices in less active, dealer or broker markets. Fair values are primarily obtained from third-party pricing services or broker quotes for identical or comparable assets or liabilities;

Level 3: Valuations derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and not based on market, exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections that are not observable in the market and significant professional judgment in determining the fair value assigned to such assets or liabilities.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls will be determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment.

Calculation of Net Asset Value

Net asset value (“NAV”) is calculated by subtracting total liabilities from the total carrying amount of all assets, which includes the fair value of investments. NAV per share is calculated by dividing NAV by the total number of outstanding common shares on the reporting date.

Revenue Recognition

Interest income is recorded on an accrual basis to the extent the Company expects to collect such amounts. Interest receivable on loans and debt securities is not accrued for accounting purposes if there is reason to doubt an ability to collect such interest. Original issue discounts, market discounts or market premiums are accreted or amortized using the effective interest method as interest income. Prepayment premiums on loans and debt securities are recorded as interest income when received.

Loans are placed on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are generally restored to accrual status when past due and principal and interest is paid and, in management’s judgment, is likely to remain current.

Dividend income is recorded (1) on the ex-dividend date for publicly issued securities and (2) when received from private investments.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

Realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment in-Kind Interest

For loans and debt securities with contractual payment-in-kind (PIK) interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible.

Distribution Policy

Distributions to members, if any, will be authorized and declared by the Board quarterly in advance and paid on a monthly basis. Distributions will be made on all classes of shares at the same time. The cash distributions with respect to the Class C shares will be lower than the cash distributions with respect to Class A and Class I shares because of the Distribution Fee associated with the Class C shares, which will be allocated as a Class C specific expense. Amounts distributed to each class will be allocated among the holders of the shares in such class in proportion to their shares. Distributions declared by the Board are recognized as distribution liabilities on the ex-dividend date.

Organization and Offering Costs

Organization and offering costs (“O&O costs”), other than sales commissions and the dealer manager fee, are initially being paid by the Advisor on behalf of the Company. These O&O costs include all costs to be paid by the Company in connection with its formation and the Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s escrow holder, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the Offering and marketing process, and preparing supplemental sales materials, holding educational conferences, and attending retail seminars conducted by broker-dealers. While the total O&O costs shall be reasonable and shall in no event exceed an amount equal to 15% of the gross proceeds of this Offering and the distribution reinvestment plan, the Company is targeting no more than 1.5% of the gross proceeds for O&O costs other than sales commissions and dealer manager fees. The Company anticipates that it will be obligated to reimburse the Advisor for O&O costs that it may incur on behalf of the Company, in accordance with the Advisory Agreement, but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15% of gross offering proceeds as of the date of reimbursement.

If the Company does not raise the minimum amount of the Offering of $2,000,000, the Company will terminate the Offering and the Advisor will not be reimbursed for O&O costs. The costs incurred by the Advisor are not recognized in the consolidated statement of assets and liabilities of the Company because such costs are not a liability of the Company until the minimum number of shares is sold. Such costs are then recognized as a liability of the Company to the extent that the Company is obligated to reimburse the Advisor, subject to the 15% of gross offering proceeds limitation described above. When recognized by the Company, organizational costs will be expensed and offering costs, excluding selling commissions and dealer manager fees, will be deferred and recognized as an expense over the shorter of a 12-month period or the remaining offering period on a straight-line basis. Selling commissions and dealer manager fees that are paid by the members for the share purchases will be recognized as a reduction of the proceeds from the Offering.

As of September 30, 2013, the Advisor has incurred approximately $3,742,154 of O&O costs on behalf of the Company. The O&O costs include $1,250,000 for formation services due to an affiliate of the Advisor of which $500,000 remains payable at September 30, 2013. As of December 31, 2012, the Advisor had incurred approximately $1,374,403 of O&O costs on behalf of the Company, including $500,000 incurred with an affiliate of the Advisor as a fee for providing formation services.

Capital Gains Incentive Allocation and Distribution

Pursuant to the proposed terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive distribution will be earned by an affiliate of the Advisor on realized gains from the sale of investments from the Company’s portfolio during operations prior to a liquidation of the Company. While the terms of the advisory agreement are expected to neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive distribution, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the Company will include unrealized gains in the calculation of the capital gains incentive distribution expense and related capital gains incentive distribution payable. This amount reflects the incentive distribution that would be payable if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are actually realized. Thus on each date that NAV is calculated, the Company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period.

Income Taxes

The LLC intends to operate so that it will qualify to be treated as a partnership for Federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any Federal and state income taxes. In any particular year it is possible that the LLC will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the LLC does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation and the Company would become taxable as a corporation for Federal income tax purposes under the Internal Revenue Code. The LLC would be required to pay income tax at corporate rates on its net taxable income. Distributions to members from the LLC would constitute dividend income taxable to such members, to the extent of the Company’s earnings and profits and the payment of the distributions would not be deductible by the LLC.

The LLC plans to conduct substantially all of its operations through its wholly-owned subsidiary, GREC, which is a corporation that is subject to Federal, state and local income taxes. Accordingly, most of its operations will be subject to Federal, state and local income taxes.

Income taxes are accounted for under the assets and liabilities method. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between items that are recognized in the consolidated financial statements and tax returns in different years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For income tax benefits to be recognized including uncertain tax benefits, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of the benefit that is more likely than not to be realized upon ultimate settlement. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties associated with income taxes, if any, will be recognized in general and administrative expense.

The Company does not consolidate its investments for financial statements, rather it accounts for its investments at fair value under the specialized accounting of ASC Topic 946. The tax attributes of the individual investments will be considered and incorporated in the Company’s fair value estimates for those investments. The amounts recognized in the financial statements for unrealized appreciation and depreciation will result in a difference between the financial statements and the cost basis of the assets for tax purposes. These differences will be recognized as deferred tax assets and liabilities. Additionally in certain circumstances, the entities that hold the Company’s investments may be included in the consolidated tax return of GREC and the differences between the amounts recognized for financial statement purposes and the tax return will be recognized as additional deferred tax assets and liabilities.

Recently Issued Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), emerging growth companies can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The Company is choosing not to take advantage of the extended transition period for complying with new or revised accounting standards.

In June 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that define the criteria under which a company may utilize Investment Company accounting, clarifies the measurement guidance for companies that qualify to utilize this accounting method, and requires new disclosures. The Company has evaluated the new accounting guidance and it has concluded that it will continue to meet the criteria that will enable it to utilize Investment Company accounting. The adoption of the new guidance is not expected to have a material effect on the Company’s consolidated financial statements. The Company plans to adopt the new guidance beginning January 1, 2014 in accordance with the transition provisions of the new guidance.

Note 3. Related Party Agreements And Transactions

The Company executed Advisory and Administration Agreements with the Advisor and the Administrator, respectively, as well as a Dealer Manager Agreement with the Dealer Manager, which entitles the Advisor, certain affiliates of the Advisor, and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the ongoing management of the Company as well as reimbursement of O&O costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain other operating costs incurred by the Advisor in providing services to the Company. The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor and “special unit”, refers to the special unit of limited liability company interest in GREC entitling the Special Unitholder to an incentive allocation and distribution. The fees and reimbursement obligations are as follows:

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	7% of gross offering proceeds from the sale of Class A shares and up to 3% of gross offering proceeds from the sale of Class C shares. No selling commission will be paid with respect to Class I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker-dealers.

Dealer Manager Fee — Dealer Manager	2.75% of gross offering proceeds from the sale of Class A and Class C shares and 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The Dealer Manager may re-allow a portion of its dealer manager fee to selected broker-dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the Company will pay the Dealer Manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the NAV for the Class C shares for such day on a continuous basis from year to year. The Company will stop paying distribution fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this Offering, total underwriting compensation in this Offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The Dealer Manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers.

O&O costs — Advisor	The Company will reimburse the Advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the Company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the Company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. The Company has targeted an offering expense ratio of 1.5% for O&O costs.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated.

Incentive Allocation and Distribution	Under the limited liability company agreement, the Special Unitholder, an entity affiliated with our advisor, will be entitled to receive the Incentive Distribution based on our performance. The Incentive Distribution is comprised of three parts: the income incentive distribution, the capital gains incentive distribution and the liquidation incentive distribution, as described in detail below.

Income Incentive Distribution	The income incentive distribution will be calculated and payable quarterly in arrears based on our pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means (1) interest income, (2) dividend, project and distribution income from equity investments (but excluding that portion of distributions that are treated as a return of capital) and (3) any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with our Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. If interest income is accrued but never paid, our board of directors would review and approve the write off of any accrual in the fiscal quarter when the accrual is determined to be uncollectible. The write off would cause a decrease in interest income for the fiscal quarter equal to the amount of the prior accrual. The Special Unitholder is not under any obligation to reimburse us for any part of the incentive distribution it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income. Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes. Pre-incentive distribution net investment income, expressed as a rate of return on the value of our average adjusted capital at the end of the fiscal quarter will be compared to a “hurdle rate” of 1.75% per fiscal quarter (7.00% annualized). Our net investment income used to calculate this part of the Incentive Distribution is also included in the amount of our gross assets used to calculate the 2.00% annualized base management fee.

Adjusted capital shall mean: cumulative gross proceeds generated from sales of our shares and preferred units of limited liability company interests (including our distribution reinvestment plan) reduced for distributions to members of proceeds from non-liquidation dispositions of our assets and amounts paid for share repurchases pursuant to our share repurchase program. Average adjusted capital shall mean: the average value of the adjusted capital for the two most recently completed fiscal quarters. The Special Unitholder shall receive an Incentive Distribution with respect to our pre-incentive distribution net investment income in each fiscal quarter as follows:

• no Incentive Distribution in any fiscal quarter in which our pre-incentive distribution net investment income does not exceed the “hurdle rate” of 1.75%;

•   100% of our pre-incentive distribution net investment income with respect to that portion of such pre-incentive distribution net investment income, if any, that exceeds the hurdle but is less than 2.1875% in any fiscal quarter (8.75% annualized with a 7% annualized hurdle rate). We refer to this portion of our pre-incentive distribution net investment income (which exceeds the hurdle but is less than 2.1875%) as the “catchup.” The “catch-up” is meant to provide the assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated.”

Incentive Allocation and Distribution — Special Unitholder

The incentive distribution to which the Special Unitholder may be entitled will be calculated and payable quarterly in arrears based on the pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means interest income, dividend and distribution income from equity investments (excluding that portion of distributions that are treated as return of capital) and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus the operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with the Company’s Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes.

Pre-incentive distribution net investment income, expressed as a rate of return on the value of the Company’s average adjusted capital at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 1.75% per fiscal quarter (7.00% annualized). Adjusted capital shall mean: cumulative gross proceeds before sales and commission and dealer fees, generated from sales of the Company’s shares and preferred units of limited liability company interests (including the DRP) reduced for distributions to members of proceeds from non-liquidation dispositions of asset and amount paid for share repurchases pursuant to the Share Repurchase Program. Average adjusted capital shall mean: the average value of the adjusted capital for the two most recently completed fiscal quarters. The Special Unitholder shall receive an incentive distribution with respect to the pre-incentive distribution net investment income in each fiscal quarter as follows:

•   no incentive distribution in any fiscal quarter in which the pre-incentive distribution net investment income does not exceed the “hurdle rate” of 1.75%;

•   100% of the pre-incentive distribution net investment income with respect to that portion of such pre-incentive distribution net investment income, if any, that exceeds the hurdle but is less than 2.1875% in any fiscal quarter (8.75% annualized with a 7% annualized hurdle rate). The Company refers to this portion of the pre-incentive distribution net investment income (which exceeds the hurdle but is less than 2.1875%) as the “catch-up.” The “catch-up”

is meant to provide the Advisor with 20% of the pre-incentive distribution net investment income as if a hurdle did not apply if the net investment income exceeds 2.1875% in any fiscal quarter; and

•   20% of the amount of the pre-incentive distribution net investment income, if any, that exceeds 2.1875% in any fiscal quarter (8.75% annualized with a 7% annualized hurdle rate) is payable to the Special Unitholder (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive distribution investment income thereafter is allocated to the Special Unitholder).

Capital Gains Incentive Distribution — Special Unitholder	The capital gains incentive distribution will be determined and payable to the Special Unitholder in arrears as of the end of each fiscal quarter (or upon termination of the Advisory Agreement, as of the termination date) to the Special Unitholder, and will equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any capital gain incentive distributions.

Liquidation Incentive Distribution — Special Unitholder	The liquidation incentive distribution payable to the Special Unitholder will equal 20.0% of the net proceeds from a liquidation of the Company (other than in connection with a listing, as described below) in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital shall mean: cumulative gross proceeds generated from sales of shares (including the DRP) reduced for distributions to members of proceeds from non-liquidation dispositions of our assets and amounts paid for share repurchases pursuant to the Share Repurchase Program. In the event of any liquidity event that involves a listing of the Company’s shares, or a transaction in which the Company’s members receive shares of a company that is listed, on a national securities exchange, the liquidation incentive distribution will equal 20% of the amount, if any, by which the Company’s listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing (the “listing premium”). Any such listing premium and related liquidation incentive distribution will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.

Operating Expenses — Advisor	The Company will reimburse the Advisor’s cost of providing administrative services, legal, accounting and printing. The Company will not reimburse the Advisor for the salaries and benefits to be paid to the named executive officers.

Note 4. Members’ Equity

General

Pursuant to the terms of the LLC’s limited liability company agreement (the “LLC Agreement”), the LLC may issue up to 400,000,000 shares, of which 350,000,000 shares are designated as Class A, Class C, and Class I shares (collectively, common shares), and 50,000,000 are designated as preferred shares and one special unit. Each class of common shares will have the same voting rights. As of September 30, 2013, there were 200 Class A shares outstanding and no preferred shares.

The following are the commissions and fees for each common share class:

Class A: Each Class A share issued in the primary Offering will be subject to a selling commission of up to 7.00% per share and a Dealer Manager fee of up to 2.75% per share. No selling commissions or dealer manager fees will be paid for sales pursuant to the dividend reinvestment plan.

Class C: Each Class C share issued in the primary Offering will be subject to a selling commission of up to 3.00% per share and a Dealer Manager fee of up to 2.75% per share. In addition, with respect to Class C shares, the Company will pay the Dealer Manager on a monthly basis a distribution fee (“Distribution Fee”) that accrues daily equal to 1/365th of 0.80% of the amount of the daily net asset value for the Class C shares on a continuous basis from year to year. No selling commissions or Dealer Manager fees will be paid for sales pursuant to the dividend reinvestment plan.

Class I: No selling commission or Distribution Fee will be paid for sales of any Class I shares. Each Class I shares will be subject to a Dealer Manager fee of up to 1.75% per share.

The LLC Agreement authorizes the Board, without approval of any of the members, to increase the number of shares the Company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class of series of shares having such designations, preferences, right, power and duties as may be specified by the Board of Directors. The LLC Agreement also authorizes the Board, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the Board. In addition, the Company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. As of September 30, 2013 and December 30, 2012, none of the LLC’s preferred shares were issued and outstanding. The Special Unitholder will hold the special unit in the Company. Refer to Note 3 for the terms of the special unit.

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan (the “DRP”) through which the Company’s shareholders may elect to purchase additional shares with distributions from the Company rather than receiving the cash distributions. No shares are allocated for use in the DRP at September 30, 2013 and December 31, 2012. The Board may reallocate the shares between the Offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the Offering. During this Offering and until the first quarterly valuation of the assets is undertaken, the purchase price of shares purchased through the DRP will be $9.025 per share and, thereafter, at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP. At its discretion, the Board may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

Share Repurchase Program

As the Company’s shares are currently not intended to be currently listed on a national exchange, beginning 12 months after the minimum offering requirement is met, the Company intends to commence a share repurchase program ( the “Share Repurchase Program”) pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold shares to sell shares back to the Company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The Company is not obligated to repurchase shares and the Board may terminate the share repurchase program at its sole discretion. The share repurchase program will include numerous restrictions that will limit a shareholders ability to sell shares. Unless the Board determines otherwise, the Company will limit the number of shares to be repurchased during any calendar year to the number of shares the Company can repurchase with the proceeds received from the sale of shares under the DRP. At the sole discretion of the Board, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the Company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters.

Note 5. Commitments and Contingencies

Commitments: The Company had no outstanding commitments as of September 30, 2013.

Legal proceedings: The Company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations.

Note 6. Financial Highlights

The financial highlights have been omitted from these financial statements as the Company has not started operations as of September 30, 2013. The Company’s organization and offering costs through September 30, 2013 have been paid for by the Advisor.

Note 7. Subsequent Events

The Company’s management has evaluated all subsequent transactions and events after the date of the Consolidated Statement of Assets and Liabilities. There have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Various statements in this quarterly report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, our advisor’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under “Risk Factors” and elsewhere in this report. All forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:

•	changes in the economy;

•	the ability to complete the renewable energy projects in which we invest;

•	our relationships with project developers, lawyers, investment and commercial banks, individual and institutional investors, consultants, diligence specialists, EPC companies, contractors, renewable energy technology manufacturers (such as panel manufacturers), solar insurance specialists, component manufacturers, software providers and other industry participants in the renewable energy, capital markets and project finance sectors;

•	fluctuations in supply, demand, prices and other conditions for electricity, other commodities and renewable energy certificates (“RECs”);

•	public response to and changes in the local, state and federal regulatory framework affecting renewable energy projects, including the potential expiration or extension of the production tax credit (“PTC”), investment tax credit (“ITC”) and the related U.S. Treasury grants and potential reductions in renewable portfolio standards (“RPS”) requirements;

•	competition from other energy developers;

•	the worldwide demand for electricity and the market for renewable energy;

•	the ability or inability of conventional fossil fuel-based generation technologies to meet the worldwide demand for electricity;

•	our competitive position and our expectation regarding key competitive factors;

•	risks associated with our hedging strategies;

•	potential environmental liabilities and the cost of compliance with applicable environmental laws and regulations, which may be material;

•	our electrical production projections (including assumptions of curtailment and facility availability) for our renewable energy projects;

•	our ability to operate our business efficiently, manage costs (including general and administrative expenses) effectively and generate cash flow;

•	availability of suitable renewable energy resources and other weather conditions that affect our electricity production;

•	the effects of litigation, including administrative and other proceedings or investigations relating to our renewable energy projects;

•	non-payment by customers and enforcement of certain contractual provisions;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

Overview

Greenbacker Renewable Energy Company LLC is a newly organized, externally managed energy company that intends to acquire income-generating renewable energy and energy efficiency and sustainable development projects and other energy-related businesses as well as finance the construction and/or operation of these projects and businesses. We will be externally managed and advised by GCM, a renewable energy, energy efficiency, sustainability and other energy related project acquisition, consulting and development company that intends to register as an investment adviser under the Advisers Act no later than it is required to do so pursuant to the Advisers Act. We expect to engage Greenbacker Administration to provide the administrative services necessary for us to operate.

Our business objective is to generate attractive risk-adjusted returns for our members, consisting of both current income and long-term capital appreciation, by acquiring, and financing the construction and/or operation of income-generating renewable energy, energy efficiency and sustainable development projects, primarily within but also outside of North America. We expect the size of our investments to generally range between approximately $1 million and $100 million. We will seek to maximize our risk-adjusted returns by: (1) capitalizing on underserviced markets; (2) focusing on hard assets that produce significant and dependable cash flows; (3) efficiently utilizing government incentives where available; (4) employing creative deal structuring to optimize capital, tax and ownership structures; (5) partnering with experienced financial, legal, engineering and other professional firms; (6) employing sound due diligence and risk mitigation processes; and (7) monitoring and managing our portfolio of assets on an ongoing basis.

Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability related projects and businesses. Renewable energy projects earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such RECs and energy efficiency certificates (“EECs”), which are generated by the projects. We expect initially to focus on solar energy and wind energy projects. We believe solar energy projects generally offer more predictable power generations characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes and therefore we expect they will provide more stable income streams. However, technological advances in wind turbines and government incentives make wind energy projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Generally, the demand for power tends to be higher at those times due to the use of air conditioning and as a result energy prices tend to be higher. In addition, solar projects are eligible to receive significant government incentives at both the federal and state levels which can be applied to offset project development costs or supplement the price at which power generated by these projects can be sold. Solar energy projects also tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established and it will be a relatively simple process to integrate new acquisitions and projects into our portfolio. Over time, we expect to broaden our strategy to include other types of renewable energy projects and businesses, which may include hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses.

Our primary investment strategy is to acquire controlling equity stakes in our target assets and to oversee and supervise their power generation and distribution processes. We define controlling equity stakes as companies in which we own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors. However, we will also provide project financing to projects owned by others, including through the provision of secured loans which may or may not include some form of equity participation. We may also provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, and preferred equity, and make minority equity investments. We may also participate in projects by acquiring contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of a project. Our strategy will be tailored to balance long-term energy price certainty, which we can achieve through long-term power purchase agreements, with shorter term arrangements that allow us to potentially generate higher risk-adjusted returns.

Our renewable energy projects will generate revenue primarily by selling (1) generated electric power to local utilities and other high quality, utility, municipal and corporate counterparties, and (2) in some cases, RECs, EECs, and other commodities associated with the generation or savings of power. We will therefore seek to acquire or finance projects that contain transmission infrastructures and access to power grids or networks that will enable the generated power to be sold. We generally expect our projects will have power purchase agreements with one or more counterparties, including local utilities or other high credit quality counterparties, who agree to purchase the electricity generated from the project. We refer to these power purchase agreements as “must-take contracts,” and we refer to these other counterparties as “off-takers.” These must-take contracts guarantee that all electricity generated by each project will be purchased. Although we intend to work primarily with high credit quality counterparties, in the event that an off-taker cannot fulfill its contractual obligation to purchase the power, we generally can sell the power to the local utility or other suitable counterparty, which would potentially ensure revenue is generated for all solar electricity generation. We will also generate revenue from the receipt of interest, fees, capital gains and distributions from investments in our target assets.

These power purchase agreements, when structured with utilities and other large commercial users of electricity, are generally long-term in nature with all electricity generated by the project purchased at a rate established pursuant to a formula set by the counterparty. The formula is often dependent upon the type of subsidies, if any, offered by the local and state governments for project development. Although we expect to focus on projects with long-term contracts that ensure price certainty, we will also look for projects with shorter term arrangements that will allow us, through these projects, to participate in market rate changes which we expect may lead to higher current income.

We expect certain of the power purchase agreements for our projects will be structured as “behind the meter” agreements with commercial or municipal entities, which provide that all electricity generated by a project will be purchased by the off-taker at an agreed upon rate that may be set at a slight discount to the retail electric rate for the off-taker. These agreements also typically provide for annual rate increases over the term of the agreement. The behind the meter agreement is long-term in nature and further typically provides that, should the off-taker fail to fulfill its contractual obligation, any electricity that is not purchased by the off-taker may be sold to the local utility, usually at the wholesale electric rate.

We may also acquire residential solar assets and subsequently lease them to a residential owner on a long term basis. In these arrangements with residential owners, the residential owner directly receives the benefit of the electricity generated by the solar asset. We may also structure our investments in residential solar with a similar commercial arrangement to that of the power purchase agreements with utilities and other large commercial users of electricity for our energy projects, as described above.

We may also finance energy efficiency projects, which seek to enable businesses and governmental organizations to utilize less energy while at the same time providing the same or greater level of energy amenity. Financing for energy efficiency projects is generally used to pay for energy efficiency retrofits of buildings, homes, businesses, and replacement of other inefficient energy consuming assets with more modern technologies. These projects can be structured to provide predictable long-term cash flows by receiving a portion of the energy savings and the sale of associated RECs and EECs generated by such installations. In each of our renewable energy and energy efficiency investments, we also intend, where appropriate, to maximize the benefits of state and/or municipal renewable energy standards or RPS as well as other federal, state and local government support and incentives for the renewable energy industry.

Our organizational structure and tax profile were specifically tailored to enable us to maximize our ability to generate revenue from renewable energy projects with a consistent, cost-effective source and cost of capital and to maximize our members’ risk-adjusted returns. Specifically, our organizational structure and tax profile are expected to allow us to effectively utilize tax incentives generated from projects in which we hold controlling equity stakes to reduce the taxable income generated by our other investments through tax incentives that are available to C-corporations that are not available to other forms of entities such as Real Estate Investment Trusts (“REITs”) or Regulated Investment Companies (“RICs”). Tax incentives are subject to change, including retrospective changes, which could negatively impact our ability to effectively utilize such incentives. If a change in law results in our inability to utilize tax incentives available to renewable energy projects, or if there is otherwise a reduction or elimination of tax incentives available to our projects, our U.S. federal income tax liability may increase, reducing the investment return to investors.

We were formed as a Delaware limited liability company on December 4, 2012. We will conduct a significant portion of our operations through GREC, of which we are the sole shareholder, holding both shares of common stock and the special preferred stock. We intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act. As of September 30, 2013, we have not commenced any operations other than organizing our company. Other than the $1,000 each contributed by our advisor and initial member and $200,000 received by an affiliate of the Advisor in advance of the issuance of shares we currently have no assets and will not commence any significant operations until we have satisfied the minimum offering requirement. We are not a blank check company within the meaning of Rule 419 of Securities Act and have no specific intent to engage in a merger or acquisition in the next 12 months.

Factors Impacting Our Operating Results.

We expect that the results of our operations will be affected by a number of factors and will primarily depend on, among other things, the supply of renewable energy assets in the marketplace, the revenues we receive from renewable energy and energy efficiency projects and businesses, the market price of electricity, the availability of government incentives, local, regional and national economies and general market conditions. Additionally, our operations will be impacted by interest rates and the cost of financing provided by other financial market participants. Many of the factors that will affect our operating results are beyond our control.

Size of portfolio. The size of our portfolio of investments will be a key revenue driver. Generally, as the size of our portfolio grows, the amount of income we receive will increase. In addition, our portfolio of investments may grow at an uneven pace as opportunities to make investments in our target assets may be irregularly timed, and the timing and extent of GCM’s success in identifying such assets, and our success in acquiring such assets, cannot be predicted.

Credit risk. We expect to encounter credit risk relating to (1) counterparties to the electricity sales agreements (including power purchase agreements) for our projects, (2) counterparties responsible for project construction, (3) companies in which we may invest and (4) any potential debt financing we or our projects may obtain. When we are able to do so, we will seek to mitigate credit risk by entering into contracts with high quality counterparties. However, it is still possible that these counterparties may be unable to fulfill their contractual obligations to us. If counterparties to the electricity sales agreements for our projects or the companies in which we invest are unable to make payments to us when due, or at all, our financial condition and results of operations could be materially adversely effected. While we will seek to mitigate construction-related credit risk by entering into contracts with high quality EPC companies with appropriate bonding and insurance capacity, if EPCs to the construction agreements for our projects are unable to fulfill their contractual obligations to us, our financial condition and results of operation could be materially adversely effected. We will seek to mitigate credit risk by deploying a comprehensive review and asset selection process, including worst case analysis, and careful ongoing monitoring of acquired assets as well as mitigation of negative credit effects through back up planning. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Electricity prices. Investments in renewable energy and energy efficiency projects and businesses expose us to volatility in the market prices of electricity. Although we generally expect our projects will have long-term contracts, ranging from 10 to 25 years, which will mitigate the effects of volatility in energy prices on our business, to the extent that our projects have shorter term contracts that have the potential of producing higher risk-adjusted returns, such shorter term contracts may subject us to risk should energy prices change.

Government incentives. In each of our projects, we intend (where appropriate) to take advantage of, and maximize the benefits of, federal, state and/or municipal governmental incentives which may include tariffs, tax incentives and other cash and non-cash payments and incentives from the development and sale of renewable energy. Incentives provided by the federal government may include PTCs, ITCs, tax deductions, bonus depreciation and federal grants and loan guarantees. In addition, incentives provided by states may (depending on the state) include renewable energy standards or RPS which specify that a portion of the power utilized by local utilities must be derived from renewable energy sources or that require utilities to purchase RECs to satisfy their RPS requirements. Additionally, certain states have implemented feed-in tariffs, pursuant to which electricity generated from renewable sources is purchased at a higher rate than prevailing wholesale rates. The Tax Reform Act of 1986 established the modified accelerated cost recovery system, or MACRS, which divides assets into classes and assigns a mandated number of years over which the assets in the class depreciate for tax purposes. Under MACRS, certain renewable energy projects have an accelerated depreciation life that is substantially shorter than the typical life expectancy of non-renewable facilities. For example, under MACRS, a solar project has a depreciation life of five years (compared to a typical life expectancy of a solar project of 20 to 25 years), with a 50% depreciation bonus during 2012. Changes in government incentives, including retrospective changes, could negatively impact our operating results.

Changes in market interest rates. With respect to our proposed business operations, to the extent that we use debt financing with unhedged floating interest rates or in the case of any refinancing, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt investments to increase.

Market conditions. We believe that demand for alternative forms of energy from traditional fossil-fuel energy will continue to grow as countries seek to reduce their dependence on outside sources of energy and as the political and social climate continues to demand social responsibility on environmental matters. Notwithstanding this growing demand, we believe that a significant shortage of capital currently exists in the market to satisfy the demands of the renewable energy sector in the United States and around the world, particularly with respect to small and mid-sized projects and businesses that are newly developed. Many of the traditional sources of equity capital for the renewable energy marketplace were attracted to renewable energy projects based on their ability to utilize ITCs and tax deductions. We believe that due to changes in their taxable income profiles that have made these tax incentives less valuable, these traditional sources of equity capital have withdrawn from the market. In addition, much of the capital that is available is focused on larger projects that have long-term off-take contracts in place, and does not allow project owners to take any “merchant” or investment risk with respect to RECs. We believe many project developers are not finding or are encountering delays in accessing capital for their projects. As a result, we believe a significant opportunity exists for us to provide new forms of capital to meet this demand.

Critical Accounting Policies and Use of Estimates

The following discussion addresses the initial accounting policies that we expect to utilize based on our current expectations of our initial operations. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements will be based will be reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we continue to implement our business and operating strategy. Those material accounting policies and estimates that we initially expect to be most critical to an investor’s understanding of our financial results and condition, as well as those that require complex judgment decisions by our management are discussed below.

Basis of Presentation

Our financial statements will be prepared in accordance with U.S. generally accepted accounting principles, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties.

Although we are organized and intend to conduct our business in a manner so that we are not required to register as an investment company under the Investment Company Act, our financial statements will be prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies, or ASC Topic 946. Overall,

we believe that the use of investment company accounting will make our financial statements more useful to investors and other financial statement users since it will allow a more appropriate basis of comparison to other entities with similar investment objectives.

Investment Classification

We classify our investments by level of control. “Control Investments” are investments in companies in which we own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors. “Affiliate Investments” are investments in companies in which we own 5% or more and less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are investments that are neither Control Investments nor Affiliate Investments. Because our financial statements will be prepared in accordance with ASC Topic 946, we will not consolidate companies in which we have Control Investments nor will we apply the equity method of accounting to our Control Investments or Affiliate Investments.

Valuation of Investments

Our board of directors is ultimately responsible for the determination, in good faith, of the fair value of investments. In that regard, the Advisor has established policies and procedures which have been reviewed and approved by our Board of Directors, to estimate the fair value of our investments which are detailed below. Any changes to these policies and procedures are required to be approved by our board of directors, including a majority of our independent directors.

Investments for which market quotations are readily available are valued at such market quotations.

For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available, our board of directors has approved a multi-step valuation process each fiscal quarter, as described below:

1. each investment will be valued by GCM. As part of the valuation process, GCM will prepare the valuations and associated supporting materials for review and approval by the board of directors;

2. our board of directors has approved the selection of an independent valuation firm to assist with the review of the valuations prepared by GCM. At the direction of our board of directors, the independent valuation firm will review valuations prepared by GCM for the appropriate application of its valuation policies and the appropriateness of significant inputs used in the valuation models by performing certain limited procedures, which will include a review of GCM’s estimates of fair value for each investment and providing an opinion that GCM’s estimate of fair value for each investment is reasonable. The independent valuation firm may also provide direct assistance to GCM in preparing fair value estimates if the board of directors approves such assistance. In the event that the independent valuation firm is directly involved in preparing the fair value estimate, our board of directors has the authority to hire a separate valuation firm to review that opinion of value;

3. the audit committee of our board of directors reviews and discusses the preliminary valuation prepared by GCM and the report of the independent valuation firm, if any; and

4. our board of directors reviews the valuations and approves the fair value of each investment in our portfolio in good faith based on the input of GCM, the independent valuation firm, if any, and the audit committee.

Loan investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts (for example, interest and amortization payments) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value using current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our loans include as applicable: debt covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the project’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer business entities that are public, mergers and acquisitions comparables, the principal market and enterprise values, among other factors.

Equity investments are also valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts (for example net cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value using current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our equity investments include, as applicable: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, the project’s earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer business entities that are public, mergers and acquisitions comparables, the principal market and enterprise values, among other factors.

We have adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements), or ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

ASC Topic 820 clarifies that the fair value price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by our company at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls will be determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment.

Our board of directors will retain one or more independent valuation firms to review our advisor’s valuation methodology and to work with our advisor and officers to provide additional inputs for consideration by our audit committee and to work directly with our full board of directors, at the board of directors’ request, with respect to the fair value of investments. For example, our board of directors may determine to engage more than one independent valuation firm in circumstances in which specific expertise of a particular asset or asset class is needed in connection with the valuation of an investment. In addition, GCM will recommend to our board of directors that one quarter of our investments be valued by an independent valuation firm each quarter, on a rotating quarterly basis. Accordingly, each such investment would be reviewed by an independent valuation firm at least once per year.

Our board of directors will have the ability to review our advisor’s valuation methodologies each quarter in connection with GCM’s presentation of its valuation recommendations to the audit committee. If during the period between quarterly board meetings, GCM determines that significant changes have occurred since the prior meeting of the board of directors at which it presented its recommendations on the valuation methodology, then GCM will also prepare and present recommendations to the audit committee of the board of directors of its proposed changes to the current valuation methodology. Any such changes to our valuation methodologies will require the approval of our board of directors, including a majority of our independent directors. We will disclose any change in our valuation methodologies, or any change in our investment criteria or strategies, that would constitute a fundamental change in a registration statement amendment prior to its implementation.

Calculation of Net Asset Value

Our net asset value will be calculated and published on a quarterly basis commencing during the first full quarter after the minimum offering requirement is satisfied. We will calculate our net asset value per share by subtracting all liabilities from the total carrying amount of our assets, which includes the fair value of our investments, and dividing the result by the total number of outstanding shares on the date of valuation. For purposes of calculating our net asset value, we expect to carry all liabilities at cost.

The determination of the fair value of our investments requires judgment, especially with respect to investments for which market quotations are not available. For most of our investments, market quotations are not available. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Because the calculation of our net asset value is based, in part, on the fair value of our investments as reviewed and approved by our board of directors, our calculation of net asset value is to a degree subjective and could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments. Furthermore, the fair value of our investments as approved by our board of directors may be materially different from the valuation as determined by an independent valuation firm.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income.

We place loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non- accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are generally restored to accrual status when past due and principal and interest is paid and, in our management’s judgment, is likely to remain current.

Dividend income is recorded (1) on the ex-dividend date for publicly issued securities and (2) when received from private investments.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

We will measure realized gains or losses by the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest

We may have investments that contain a payment-in-kind, or PIK, interest provision. For loans and debt securities with contractual PIK interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible.

Organization Costs

Organization costs will be expensed on the Company’s statement of operations as it becomes obligated to reimburse the Advisor for such costs.

Offering Costs

Offering costs, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to our offering, excluding selling commissions and dealer manager fees, will be recognized as the Company becomes obligated to reimburse the Advisor for such costs. Upon recognition, the costs will be deferred and recognized as an expense over the shorter of a 12-month period or the remaining offering period on a straight-line basis. Selling commissions and dealer manager fees that are paid by the members for the share purchases will be recognized as a reduction of the proceeds from the Offering.

U.S. Federal Income Taxes

We have received the opinion of Clifford Chance US LLP to the effect that, although the matter is not free from doubt due to the lack of clear guidance and direct authority, our proposed method of operation, as described in this report and as represented by us to Clifford Chance US LLP, will permit us to not be classified for U.S. federal income tax purposes as an association or a publicly traded partnership taxable as a corporation. Members should be aware that opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not challenge the conclusions set forth in such opinion. It must be emphasized that the opinion of Clifford Chance US LLP is based on various assumptions relating to our organization, operation, assets and activities, and that all factual representations and statements set forth in all relevant documents, records and instruments are true and correct, all actions described in this report are completed in a timely fashion and that we will at all times operate in accordance with the method of operation described in our LLC Agreement and this report, and is conditioned upon factual representations and covenants made by us, and our board of directors regarding our organization, operation, assets, activities, and conduct of our operations, and assumes that such representations and covenants are accurate and complete. Such representations include, as discussed further below, representations to the effect that we will meet the “qualifying income exception” described below.

While it is expected that we will operate so that we will qualify to be treated for U.S. federal income tax purposes as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities we are undertaking and the possibility of future changes in its circumstances, it is possible that we will not so qualify for any particular year. Clifford Chance US LLP has no obligation to advise us or our members of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Our taxation as a partnership will depend on our ability to meet, on a continuing basis, through actual operating results, the “qualifying income exception.” We expect to satisfy this exception by ensuring that most of our investments that do not generate “qualifying income” are held through taxable corporate subsidiaries. However, we may not properly identify income as “qualifying,” and our compliance with the “qualifying income exception” will not be reviewed by Clifford Chance US LLP on an on-going basis. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy the qualifying income exception

If, for any reason we become taxable as a corporation for U.S. federal income tax purposes, our items of income and deduction would not pass through to our members and our members would be treated for U.S. federal income tax purposes as stockholders in a corporation. We would be required to pay income tax at corporate rates on our net income. Distributions by us to members would constitute dividend income taxable to such members, to the extent of our earnings and profits, and the payment of these distributions would not be deductible by us. These consequences would have a material adverse effect on us, our members and the value of the shares.

While it is expected that we will operate so that we will qualify to be treated for U.S. federal income tax purposes as a partnership, we expect that a significant portion of our investments will not generate “qualify income” and that we will conduct a significant portion of our operations through GREC, a wholly owned subsidiary treated as a C corporation for U.S. federal income tax purposes and subject to U.S. federal income tax on its net income. Conducting our operations through GREC will allow us to effectively utilize tax incentives generated from projects in which we hold controlling equity stakes to reduce the taxable income generated by our other investments through tax incentives that are better utilized by C-corporations than other forms of entities. Because a significant portion of our investments will be held through GREC, the tax benefit of our being a partnership for U.S. federal income tax purposes will be limited to the income generated by the investments that the LLC directly holds.

Income taxes are accounted for under the assets and liabilities method. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between items that are recognized in the financial statements and tax returns in different years. Financial Accounting Standards Board, Accounting Standards Codification Topic 740-10, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of the benefit that is more likely than not to be realized upon ultimate settlement. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

Distributions to Members

Distributions declared by our board of directors are recognized as distribution liabilities on the ex-dividend date.

Recently Issued Accounting Pronouncements

We will adopt all authoritative accounting standards relevant to our financial statements, except for recently issued pronouncements that are not required to be adopted until dates subsequent to our first fiscal year end.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

•	the last day of the fiscal year following the fifth anniversary of the completion of this offering;

•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

•	the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates as of the last day of our most recently completed second fiscal quarter, (ii) been a public company for at least 12 months and (iii) filed at least one annual report with the SEC. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

The JOBS Act also provides that an “emerging growth company” can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we are choosing to opt out of that extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Results of Operations

As of September 30, 2013, the Company has not commenced any significant operations because we are in our organizational stage. We will not commence any significant operations until we have satisfied the minimum offering requirement.

Revenues. Since we anticipate that the majority of our assets will consist of equity investments in renewable energy projects, we expect that the majority of our revenue will be generated in the form of dividend income. The other major component of our revenue will be interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects.

Expenses. As an externally managed company, our primary operating expenses will be the expenses associated with base management fees payable under the advisory agreement, other administrative operating expenses including payments under the administration agreement and interest payable on our borrowings.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. Net realized and unrealized gains and losses from our investments will be reported on the statement of operations. We will measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. See “—Critical Accounting Policies and Use of Estimates—Valuation of Investments” above for a description of how we determine the value our investments.

Liquidity And Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments fund and maintain our assets and operations, repay borrowings, make distributions to our members and other general business needs. We will use significant cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash will generally consist of:

•	the net proceeds of this offering;

•	dividends, fees, and interest earned from our portfolio of investments, as a result of, among other things, cash flows from a project’s power sales;

•	proceeds from sales of assets and capital repayments from investments;

•	financing fees, retainers and structuring fees;

•	incentives and payments from federal, state and/or municipal governments; and

•	unused borrowing capacity under our financing sources.

We expect that our primary sources of financing will be through corporate-level credit facilities or other secured and unsecured borrowings. In addition, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, other sources of capital may include tax equity financings, whereby an investor receives an allocation of tax benefits as well as cash distribution and governmental grants. Tax equity financing arrangements are those in which a project receives investments from tax equity investors in return for, among other things, tax benefits from the project. Tax equity investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the tax equity investors achieve their agreed upon rate of return, they may be entitled to substantially all of the applicable project’s operating cash flow, as well as substantially all of the project’s ITCs, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the tax equity investors reach their target return between five and 10 years after the applicable project achieves commercial operation. As a result, a tax equity financing may substantially reduce the cash distributions from the applicable project available for debt service and the period during which the tax equity investors receive most of the cash distributions may last longer than expected if the portfolio company’s energy projects perform below our expectations. While the terms of a tax equity financing may cause cash to be diverted away from the Company to the tax equity investor for certain periods specified in the financing arrangement (often five to ten years, measured from commencement of the tax equity financing), the we expect to couple investments where cash is so restrained with other cash flowing investments so as to provide cash for distributions to investors. Our investment strategy will involve a combination of different types of investments, so as to maintain a mix of cash flowing and non-cash flowing investments. We may also issue publicly or privately placed debt instruments.

While we generally intend to hold our target assets as long-term investments, certain of our assets may be sold in order to manage our liquidity needs, meet other operating objectives and adapt to market conditions. The timing and impact of future sales of our assets, if any, cannot be predicted with any certainty.

Hedging Activities

Investments in renewable energy and energy efficiency projects and businesses expose us to volatility in the market prices of electricity and energy. In an effort to stabilize our revenue and input costs where applicable, we may enter into derivatives or other financial instruments in an attempt to hedge our commodity risk. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any projects or investments outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Contractual Obligations

GCM, a private firm that intends to register as an investment adviser under the Advisers Act, will serve as our advisor. Subject to the overall supervision of our board of directors, GCM will manage our day-to-day operations and provide advisory and management services to us. The advisory agreement was approved by our board of directors and will become effective as of the date that we meet our minimum offering requirement. Unless earlier terminated, the advisory agreement will remain in effect for a period of one year from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of our independent directors.

Pursuant to the advisory agreement, which has been approved by our board of directors, GCM is authorized to retain one or more subadvisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. Under the advisory agreement, GCM will be required to monitor any subadvisor to ensure that material information discussed by management of any subadvisor is communicated to our board of directors, as appropriate. If GCM retains any subadvisor to assist it in fulfilling its responsibilities under the advisory agreement, our advisor will pay such subadvisor a portion of the fees that it receives from us. We will not pay any additional fees to a subadvisor. While our advisor will oversee the performance of any subadvisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any subadvisor. GCM has a fiduciary responsibility to us pursuant to the advisory agreement.

Pursuant to an advisory agreement, we will pay GCM a base management fee for advisory and management services. The base management fee will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. GCM may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a deferred fee not taken as to any period will be deferred without interest and may be taken in any other period prior to the occurrence of a liquidity event as GCM may determine in its sole discretion.

The Special Unitholder, an entity affiliated with our advisor, will hold the special unit in our company entitling it to an incentive allocation and distribution. Pursuant to our LLC Agreement, the incentive allocation and distribution, or Incentive Distribution, will have three parts as follows: The first part, the income incentive distribution, will be calculated and payable quarterly in arrears based on our pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means (1) interest income, (2) dividend, project and distribution income from equity investments (but excluding that portion of distributions that are treated as a return of capital) and (3) any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with our Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. If interest income is accrued but never paid, our board of directors would review and approve the write off of the accrual in the fiscal quarter when the accrual is determined to be uncollectible. The write off would cause a decrease in interest income for the fiscal quarter equal to the amount of the prior accrual. GCM is not under any obligation to reimburse us for any part of the incentive distribution it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income. Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes. Pre-incentive distribution net investment income, expressed as a rate of return on the value of our average adjusted capital at the end of the fiscal quarter will be compared to a “hurdle rate” of 1.75% per fiscal quarter (7.00% annualized). Our net investment income used to calculate this part of the Incentive Distribution is also included in the amount of our gross assets used to calculate the 2.00% annualized base management fee

Greenbacker Administration LLC, a Delaware limited liability company and an affiliate of our advisor, will serve as our Administrator. Pursuant to an administration agreement, the Administrator will furnish us with clerical, bookkeeping and record keeping services. Under the administration agreement, the Administrator also will perform, or oversee the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our members. In addition, the Administrator will oversee the preparation and filing of our tax returns and the printing and dissemination of reports to our members, and generally oversee the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement will be equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of Greenbacker Administration’s overhead in performing its obligations under the administration agreement, including the fees and expenses associated with performing compliance functions. The administration agreement will have an initial term of two years and may be renewed with the approval of our board of directors. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that Greenbacker Administration outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to Greenbacker Administration.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

Subject to the board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare distributions on a quarterly basis and pay distributions on a monthly basis. We will calculate each member’s specific distribution amount for the period using record and declaration dates, and each member’s distributions will begin to accrue on the date we accept each member’s subscription for shares. From time to time, we may also pay interim special distributions in the form of cash or shares at the discretion of our board of directors. Distributions will be made on all classes of our shares at the same time. The cash distributions with respect to the Class C shares will be lower than the cash distributions with respect to Class A and Class I shares because of the distribution fee relating to Class C shares, which will be allocated as a Class C specific expense. Amounts distributed to each class will be allocated among the holders of our shares in such class in proportion to their shares.

Inflation

We do not anticipate that inflation will have a significant effect on our results of operations. However, in the event of a significant increase in inflation, interest rates could rise and our projects and investments may be materially adversely affected.

Seasonality

Certain types of renewable power generation may exhibit seasonal behavior. For example, wind power generation is generally stronger in winter than in summer as wind speed tends to be higher when the weather is colder. In contrast, solar power generation is typically stronger in the summer than in the winter. This is primarily due to the brighter sunshine, longer days and shorter nights of the summer months, which generally result in the highest power output of the year for solar power. Because these seasonal variations are relatively predictable for these types of assets, we factor in the effects of seasonality when analyzing a potential investment in these target assets. Therefore, the impact that seasonality may have on our business, including the cash flows from our investments in our target assets, will depend on the diversity of our investments in renewable energy, energy efficiency and other sustainability related projects in our overall portfolio at such time as we have fully invested the proceeds from this offering. However, in the early stages of our operations, or to the extent our initial investments are concentrated in either solar or wind power, we expect our business to be seasonal based on the type of investment, as discussed above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We anticipate that our primary market risks will be related to commodity prices, the credit quality of our counterparties and project companies and market interest rates. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to members to realize attractive returns through ownership of our shares.

Commodity price risk. Investments in renewable energy and energy efficiency projects and businesses expose us to volatility in the market prices of electricity. In an effort to stabilize our revenue, we generally expect our projects will have power purchase agreements with local utilities and off-takers that ensure that all or most of electricity generated by each project will be purchased at the contracted price. In the event any electricity is not purchased by the off-taker or the energy produced exceeds the off-taker’s capacity, we generally will sell that excess energy to the local utility or other suitable counterparty, which would potentially ensure revenue is generated for all electricity produced. We may be exposed to the risk that the off-taker will fail to perform under the power purchase agreement, with the result that we will have to sell our electricity at the market price, which could be disadvantageous.

Credit risk. Through our investments in our target assets, we expect to be indirectly exposed to credit risk relating to counterparties to the electricity sales agreements (including power purchase agreements) for our projects as well as the businesses in which we invest. If counterparties to the electricity sales agreements for our projects or the businesses in which we invest are unable to make payments to us when due, or at all, our financial condition and results of operations could be materially adversely effected. GCM will seek to mitigate this risk by deploying a comprehensive review and asset selection process and careful ongoing monitoring of acquired assets. In addition, we expect our projects will seek to have contracts with high credit quality counterparties. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Changes in market interest rates. With respect to our proposed business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt investments to increase.

Changes in government incentives. Retrospective changes in the levels of government incentives may have a negative impact on current investments. Prospective changes in the levels of government incentives may impact the relative attractiveness of future investments in various renewable energy projects which could make it difficult for GCM to find suitable investments in the sector.

Item 4. Controls and Procedures

Disclosure Controls

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None of us, GCM, or the Administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against GCM or the Administrator.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 14, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities and (ii) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2013	By	/s/ David Sher
David Sher Chief Executive Officer and Director (Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: November 14, 2013	By	/s/ Boris Onefater
Boris Onefater Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC