Form 10-Q/A
period 2013-09-30
Greenbacker Renewable Energy Co LLC
filed 2013-11-19
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Charles Wheeler

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

EXPLANATORY NOTE

This Form 10-Q/A is filed with the Securities and Exchange Commission solely to correct an error on the Certification of the Chief Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Certification of the Chief Executive Officer Pursuant to Section 18 U.S.C, Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). The certifications have been amended to reflect the fact that Charles Wheeler was the Chief Executive Officer of Greenbacker Renewable Energy Company LLC on the date of the filing of the Form 10-Q.

Other than the changes described above, all other information in our original Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013 remains unchanged.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None of us, GCM, or the Administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against GCM or the Administrator.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, previously filed on November 14, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities and (ii) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2013	By	/s/ Charles Wheeler
Charles Wheeler Chief Executive Officer and Director (Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: November 19, 2013	By	/s/ Boris Onefater
Boris Onefater Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC

30