Form 10-K
period 2013-12-31
Greenbacker Renewable Energy Co LLC
filed 2014-04-28
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-178786-01

GREENBACKER RENEWABLE ENERGY COMPANY LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0872648
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

369 Lexington Avenue, Suite 312

New York, NY 10017

Tel (646) 237-7884

(Address, including zip code and telephone number, including area code, of registrants Principal Executive Office)

Charles Wheeler

c/o Greenbacker Capital Management LLC

369 Lexington Avenue, Suite 312

New York, NY 10017

Tel (646) 237-7884

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 25, 2014, the registrant had 258,788.93 shares of common stock, $0.001 par value, outstanding.

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and the “Company” refers, collectively, to Greenbacker Renewable Energy Company LLC and Greenbacker Renewable Energy Corporation;

•	The “Advisor” and “GCM” refer to Greenbacker Capital Management LLC, our advisor;

•	The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of the Advisor;

•	The term “special unit” refers to the special unit of limited liability company interest in the LLC entitling the Special Unitholder to an incentive allocation and distribution;

•	The term “SC Distributors” and “dealer manager” refer to SC Distributors, LLC, a Delaware limited liability company, the LLC’s dealer manager;

•	The “LLC” refers to Greenbacker Renewable Energy Company LLC, a Delaware limited liability company;

•	“GREC” refers to Greenbacker Renewable Energy Corporation, a Maryland corporation;

•	“Greenbacker Administration” and “Administrator” refers to Greenbacker Administration, LLC, our Administrator; and

•	“Greenbacker Group LLC” refers to a sponsor of the company.

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

Greenbacker Renewable Energy Company LLC, a limited liability company formed in Delaware on December 4, 2012 is an energy company that intends to acquire and manage income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finance the construction and/or operation of these and sustainable development projects and businesses. The LLC plans to conduct substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation. GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. The Company is managed and advised by Greenbacker Capital Management LLC, a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company. The LLC’s fiscal year end is December 31.

The LLC is offering up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 pursuant to the distribution reinvestment plan, on a “best efforts” basis through SC Distributors, LLC, the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The Company is publicly offering three classes of shares: Class A shares, Class C shares and Class I shares in any combination with a dollar value up to the maximum offering amount. The share classes have different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The Company has adopted a distribution reinvestment plan pursuant to which a shareholder may elect to have the full amount of cash distributions reinvested in additional shares. The company reserves the right to reallocate the shares offered between Class A, Class C and Class I shares and between this offering and the distribution reinvestment plan.

On March 28, 2014, the Company met the initial offering requirement of $2.0 million, and on April 25, 2014 held the initial closing, selling shares on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. Commencing on June 30, 2014 and each quarter thereafter, the advisor and independent valuation firm will review and approve the net asset value for each class of shares, subject to the oversight of the board of directors. The Company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the net asset value per share on the most recent valuation date increases above or decreases below the net proceeds per share, the company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below net asset value per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to the dealer manager. After June 30, 2014, the shares will be offered in the primary offering at a price based on the most recent valuation, plus related selling commissions, dealer manager fees and organization and offering expenses. Five days after the June 30, 2014 valuation date, shares will be offered pursuant to the distribution reinvestment plan at a price equal to the current offering price per each class of shares, less the sales selling commissions and dealer manager fees associated with that class of shares in the primary offering.

OVERVIEW OF OUR BUSINESS

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

Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability related projects and businesses. Renewable energy projects earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such RECs and energy efficiency certificates (“EECs”), which are generated by the projects. We expect initially to focus on solar energy and wind energy projects. We believe solar energy projects generally offer more predictable power generations characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes and therefore we expect they will provide more stable income streams. However, technological advances in wind turbines and government incentives make wind energy projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Generally, the demand for power tends to be higher at those times due to the use of air conditioning and as a result energy prices tend to be higher. In addition, solar projects are eligible to receive significant government incentives at both the federal and state levels which can be applied to offset project development costs or supplement the price at which power generated by these projects can be sold. Solar energy projects also tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established and it will be a relatively simple process to integrate new acquisitions and projects into our portfolio. Over time, we expect to broaden our strategy to include other types of renewable energy projects and businesses, which may include hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses. Currently, the Company plans to operate in one industry segment- Alternative Energy Power Generation, which includes solar and wind power generation. As the Company matures and increases its assets, it may expand to other sectors, as discussed above, and report those as separate industry sectors for financial reporting purposes.

Energy efficiency projects enable businesses and governmental organizations to utilize less energy while at the same time providing the same or greater level of energy amenity. Financing for energy efficiency projects is generally used to pay for energy efficiency retrofits of buildings, homes, businesses, and replacement of older energy consuming assets with new more efficient technologies. These projects can be structured to provide predictable long-term cash flows arising from receiving a portion of the energy savings generated by implementation of the energy efficiency technology.

We were formed as a Delaware limited liability company on December 4, 2012. We will conduct a significant portion of our operations through GREC, of which we are the sole shareholder, holding both shares of common stock and the special preferred stock. We intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Advisor was issued 100 Class A Shares on December 11, 2012 and another 20,000 on October 1, 2013. Other than the $201,000 contributed by our advisor and $1,000 contributed by the initial member, we had no additional assets as of December 31, 2013. The Company met the initial offering requirement of $2.0 million, held the initial offering, and commenced operations on April 25, 2014.

OUR ADVISOR

GCM, a private firm that intends to register as an investment adviser under the Advisers Act, serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us.

Led by its Chief Executive Officer, David Sher, who has four years of experience in the energy infrastructure and project finance sector and 22 years of experience in the financial services sector, its President and Chief Investment Officer, Charles Wheeler, who has 20 years of experience in the energy infrastructure and project finance sector and 26 years of experience in the financial services sector, its General Counsel, Robert Lawsky, who has six years of experience in the energy infrastructure and project finance sector and 6 years of experience in the financial services sector, and Managing Directors, Robert Sher, who has four years of experience in the energy infrastructure and project finance sector 22 years of experience in the financial services sector and Richard Butt, its Chief Financial Officer, who has six years of experience in the energy infrastructure and project finance sector and over 30 years of experience in the financial services sector, GCM’s management team has a combined 47 years of experience in the energy, infrastructure, and project finance sectors and over 100 years of experience in the financial services sector. Over this time, they have developed significant commercial relationships across multiple industries that we believe will benefit us as we implement our business plan. GCM maintains comprehensive renewable energy, project finance, and capital markets databases and has developed proprietary analytical tools and due diligence processes that will enable GCM to identify prospective projects and to structure transactions quickly and effectively on our behalf. Neither GCM, Greenbacker Group LLC nor our senior management team have previously sponsored any other programs, either public or non-public, or any other programs with similar investment objectives as us.

We will seek to capitalize on the significant investing experience of our advisor’s management team, including the 26 years of investment banking and renewable energy expertise of Charles Wheeler, our Chief Executive Officer and President, and the Chief Investment Officer and a Senior Managing Director of GCM. Mr. Wheeler has held various senior positions with Macquarie Group, including Head of Financial Products for North America and Head of Renewables for North America. While serving as Head of Renewables for North America, Mr. Wheeler’s experience included evaluating wind project developments, solar asset acquisitions, assisting in the development of wind and solar greenfield projects, and assisting in the preparation of investment analyses for a biomass facility. Before moving to the United States to serve as Head of Financial Products for Macquarie Group in North America, Mr. Wheeler was a Director of the Financial Products Group in Australia with responsibility for the development, distribution and ongoing management of a wide variety of retail financial products, including Real Estate Investment Trusts (“REITs”), infrastructure bonds, international investment trusts and diversified domestic investment trusts. We expect Mr. Wheeler will bring his extensive background in renewable energy and project and structured finance to help us effectively execute our strategy.

GCM’s CEO, David Sher has extensive experience in the financial services and capital markets industries as well as significant successful entrepreneurial experience. Mr. Sher was previously a senior adviser at Prospect Capital Corporation, a mezzanine debt and private equity firm that manages a publicly traded, closed-end, dividend-focused business development company. Prior to joining Prospect, Mr. Sher was a serial entrepreneur, founding a number of ventures in the financial services and brokerage industry. Mr. Sher was a founder and Managing Director of ESP Technologies, a leading provider of financial software and services to institutional asset managers and hedge funds. Prior to ESP, Mr. Sher was a founder and CEO of an online brokerage company, ElephantX dot com Inc. He was also co-founder of Lafayette Capital Management LLC, a statistical arbitrage hedge fund, and spent six years at The Bear Stearns and Company, Inc. where he developed trading ideas and strategies for institutional and brokerage correspondent clearing customers.

Together with Charles Wheeler and David Sher, Richard Butt is an integral part of GCM’s management team with significant experience in the investment management industry. Over the course of his 33-year career, Mr. Butt has held a variety of senior management positions for global investment and financial institutions. Most recently, from July 2012 to August 2013, he served as President and Chief Executive Officer of P3 Global Management LLC, a firm focused on investing in municipal infrastructure assets. From August 2006 to January 2011, he served as President of Macquarie Capital Investment Management LLC., with offices in New York and Sydney, Australia, responsible for administration, operations, finance, compliance, treasury, marketing, business operations and FX/cash management for portfolios domiciled in North America, Australia, Asia, Europe and the Caribbean. In addition, Mr. Butt served as Chief Financial and Accounting Officer for Macquarie Global Infrastructure Fund, a New York Stock Exchange listed closed end fund (NYSE: MGU). Prior to joining Macquarie, Mr. Butt served as President of Refco Alternative Investments LLC and Refco Fund Holdings LLC, the commodity pool businesses associated with Refco, Inc., from January 2003 to August 2006. In this capacity, Mr. Butt was responsible for the initial development and ongoing operations of numerous public and private commodity pools. During the period from1990 through 2003, he served in various operational and financial capacities with multiple mutual / hedge fund third party administration firms. Earlier in his career, he served as Vice President at Fidelity Investments, where he was responsible for fund accounting and financial reporting for all equity and global mutual funds. Mr. Butt is a Certified Public Accountant previously working at major accounting firms such as PricewaterhouseCoopers LLP, from July 1978 to July 1985, where he was an Audit Manager, and KPMG from December 1994 to October 1996, where he was a Director in their financial services consulting practice. Mr. Butt holds a Bachelor in Management Science from Duke University.

Robert Sher, who is responsible for identification of potential alternative energy investments, has extensive experience in the financial services, capital markets and energy industries. Mr. Sher most recently consulted for an Irish based renewable energy fund focused on the acquisition of wind and solar properties in Spain and Ireland. Prior to such time, Mr. Sher co-founded three diverse entrepreneurial ventures including a statistical arbitrage hedge fund, ESP Technologies, at which he served as managing director, an innovative institutional brokerage company and a financial technology company which was sold to a consortium of institutional investors in 2007. Prior to co-founding ESP, Mr. Sher was a founder, President and Head of Operations of ElephantX dot com Inc. Prior to the establishment of ElephantX dot come Inc., Mr. Sher co-founded and ran operations for Lafayette Capital Management LLC. Mr. Sher started his career at Citibank NA where he managed emerging markets customer service and accounting teams, servicing their institutional client base

GCM’s General Counsel, Robert Lawsky, has 18 years of corporate transactional, fund management and legal and regulatory compliance experience. From 2006 to 2009, Mr. Lawsky served as General Counsel of Macquarie Infrastructure Partners I & II, investment funds with over $5.5 billion assets under management. From 2010 to 2012, Mr. Lawsky served as General Counsel of

Energy Infrastructure Partners, an asset manager focused on developing and investing in renewable energy and other infrastructure projects. While at Macquarie, Mr. Lawsky diligenced, structured and negotiated a range of infrastructure investments totaling over $10 billion in enterprise value. Throughout his career, he has also supervised all legal aspects of fund formation and management, portfolio investment oversight and legal, regulatory and compliance matters. Mr. Lawsky previously served as Senior Corporate and M&A Counsel at AT&T from 1999 to 2006, where, among other things, he was Head of International Corporate Transactions (Legal) and lead counsel to the AT&T Venture Fund. Earlier in his career, he practiced in the M&A group at Skadden, Arps, Slate, Meagher & Flom LLP from 1996 to 1999, and the corporate group at Haight, Gardner, Poor and Havens from 1994 to 1996.

A GLOBAL ENERGY PARTNER

In its role as strategic partner to our advisor, GGIC, LTD (“GGIC”, formerly known as Guggenheim Global Infrastructure Company, LTD) will assist our advisor in identifying and evaluating investment opportunities and monitoring those investments over time. This unique relationship allows our advisor to leverage the relationships, expertise, origination capabilities, and proven investment and monitoring processes used by GGIC.

GGIC is managed by Franklin Park Holdings (FPH), a firm that focuses on investments in the global power and utilities sector and has developed, invested in and managed power and utility projects in the United States, Asia and Latin America. Between 2007 and 2012 FPH was responsible for developing, implementing and managing the businesses of GGIC. FPH and Guggenheim Partners co-own an interest in the operating assets of GGIC, including an investment in our advisor, GCM. In addition to their experience with GGIC, FPH’s management team, Thomas Tribone, Sonny Lulla and Robert Venerus are former Senior Executives of The AES Corporation, a Fortune 200 power company. FPH’s management team has extensive transactional and operational experience spanning over $30 billion of power and infrastructure transactions worldwide. Thomas Tribone and Sonny Lulla will serve on GCM’s investment committee.

OVERVIEW OF SIGNIFICANT GOVERNMENT INCENTIVES

The renewable energy sector attracts significant federal, state and local government support and incentives to address technical barriers to the deployment of renewable energy technologies and to promote the use of renewable energy. These federal, state and local government incentives have historically functioned to increase (1) the revenue generated by, and (2) the equity returns available from, renewable energy projects. Energy efficiency projects are also eligible to receive government incentives at the federal, state and local levels that can be applied to offset project development costs.

Corporate entities are eligible to receive benefits through tax credits, such as PTCs, ITCs, tax deductions, accelerated depreciation and federal grants and loan guarantees (from the U.S. Department of Energy, for instance), as described below.

In addition, we intend to take advantage of net metering rules in certain jurisdictions that provide a method of crediting customers who produce electricity on-site for generation in excess of their own electricity consumption. The excess energy credited is generally returned to the grid.

The following is a description of certain federal and state incentives, which we may utilize in executing our business strategy.

Federal Incentives

Corporate Depreciation: Modified Accelerated Cost Recovery System (MACRS). Under the modified accelerated cost recovery system, or MACRS, owners of renewable energy and some energy efficiency projects can recover capital invested through accelerated depreciation, which reduces the payment of corporate tax.

Production Tax Credits. PTCs are provided to owners of certain renewable energy and some energy efficiency projects. This credit is applicable for a 10-year period from the time a project is placed into service and benefits owners with tax liabilities against which to claim the tax credit. PTCs for wind energy producers are available through December 31, 2012, and through December 31, 2013 for hydro, geothermal and bio energy projects.

Investment Tax Credits. ITCs provide that eligible systems, such as solar systems and fuel cell systems, receive a credit of 30% of the cost with no maximum limit. This credit is currently structured as a cash grant or a tax credit, whereby the owners of a qualifying renewable energy or energy efficient project can elect to receive a cash grant equal to 30% of the total cost of the project or take the tax credit once the project is placed into service. The ITC cash grant expired on December 31, 2011. However, certain projects may have obtained a safe harbor prior to the expiration date and still receive the cash grant after the expiration date. Upon expiration of the ITC cash grant, the tax credit continues to be available.

State Incentives

Renewable Portfolio Standards. RPSs, while varying based on jurisdiction, specify that a portion of the power utilized by local utilities must be derived from renewable energy sources. Currently, according to the Annual Energy Outlook, more than 30 state governments have enacted RPS programs, set mandates, or set goals that require utilities to include or obtain a minimum percentage of their energy from specific renewable energy sources. Under the RPS programs, utilities can (1) build or own renewable energy generation facilities, (2) purchase energy or RECs generated from renewable energy generation facilities, or (3) pay a penalty for any shortfalls in meeting the RPS. Renewable Energy Certificates. RECs (or EECs) are used in an RPS program as tradable certificates that represent a certain number of kilowatt hours of energy that have been generated by a renewable source or that has been saved by an energy efficiency project, which provide further support to renewable energy initiatives. RECs are a separate commodity from the underlying power and can be traded or sold to utilities or third parties who need credits to meet RPS requirements or to brokers and other market makers for investment purposes. Many states have energy specific REC programs.

ENVIRONMENTAL REGULATION

Various U.S. federal, state and local permits are required to construct renewable energy and energy efficiency projects. The projects in which we invest must conform to all applicable environmental regulations and codes, including those relating to the discharge of materials into the air, water and ground, which will vary from place to place and time to time, as well as based on the type of renewable energy asset involved in the project.

We seek to purchase, finance or otherwise invest in projects that are at least “shovel ready,” meaning that all, or substantially all, planning, engineering and permitting, including all major permits and approvals from local and state regulatory agencies, are in place and construction can begin immediately or upon receipt of certain final permits that must be obtained immediately prior to construction. However, the projects in which we invest may incur significant costs in the ordinary course of business related to the maintenance and continued compliance with these laws, regulations and permit requirements.

Failure to comply with these laws, regulations and permit requirements may result in administrative, civil and criminal penalties, imposition of investigatory, cleanup and site restoration costs and liens, denial or revocation of permits or other authorizations and issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property have been brought and may in the future result from environmental and other impacts of the activities of our projects.

COMPETITION

Though we believe there is currently a capital shortage in the renewable energy sector, we will still compete for projects with other energy corporations, investment funds (including private equity funds and mezzanine funds), traditional financial services companies such as commercial banks and other sources of funding, as well as utilities and other producers of electricity. Moreover, alternative investment vehicles, such as hedge funds, also make investments in renewable energy projects. Our competitors may be substantially larger and have considerably greater financial, technical and marketing resources than we do.

STAFFING

We will not have any employees. Our day-to-day investment operations are managed by GCM. In addition, we will enter into an administration agreement with Greenbacker Administration pursuant to which it provides us with administrative services. As of the date hereof, Greenbacker Administration has delegated certain of its administrative functions to US Bank. Greenbacker Administration may enter into similar arrangements with other third party administrators, including with respect to cash management and fund accounting services. In the future, Greenbacker Administration may perform certain asset management and oversight services, as well as asset accounting and administration services, for the Company. It is anticipated, however, that Greenbacker Administration will delegate such administrative functions to third parties in order to recognize certain operational efficiencies for the benefit of the company.

ADVISORY AGREEMENT

Advisory Services

GCM, a private firm that intends to register as an investment adviser under the Advisers Act, serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us. Under the terms of our advisory agreement, GCM will, among other things:

•	determine the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective projects);

•	close and monitor the investments we make; and

•	assist in the preparation of requests to members.

We currently expect our advisor and its officers and employees to spend substantially all of their time and resources on us. Pursuant to our advisory agreement, officers and personnel of the advisor who provide services to us must comply with our code of business conduct and ethics, including the conflicts of interest policy included in the code of business conduct and ethics, which prohibits such officers and personnel from engaging in any transaction that involves an actual conflict of interest with us without the approval of a majority of our independent directors. However, GCM’s services under the advisory agreement are not exclusive, and it, and its members and affiliates, are free to furnish similar services to other entities so long as its services to us are not impaired.

The advisory agreement was previously approved by our board of directors and became effective on April 25, 2014, the date we met our minimum offering requirement and commenced operations. Unless earlier terminated as described below, the advisory agreement will remain in effect for a period of one year from the date it became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of our independent directors.

We may terminate the advisory agreement, without penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of our independent directors. In addition, GCM may terminate the advisory agreement with us upon 120 days’ written notice. If the advisory agreement is terminated or not renewed, we will pay our advisor accrued and unpaid fees and expense reimbursements, including any payment of subordinated fees, earned prior to termination or non-renewal of the advisory agreement. Furthermore, if the advisory agreement is terminated or not renewed, GCM will have no further obligation to limit expenses charged to us per the Expense Reimbursement Agreement and we will not have any further obligation to reimburse GCM for expenses not reimbursed as of the date of the termination.

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

Management Fee and Incentive Allocation and Distribution

Pursuant to an advisory agreement, we pay GCM a base management fee for advisory and management services. The base management fee is calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee is payable monthly in arrears. The base management fee is calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period are appropriately pro-rated.

GCM may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a deferred fee not taken as to any period will be deferred without interest and may be taken in any other period prior to the occurrence of a liquidity event as GCM may determine in its sole discretion.

In addition, the Special Unitholder, an entity affiliated with our advisor, holds the special unit in our company entitling it to an incentive allocation and distribution. Pursuant to our LLC Agreement, the incentive allocation and distribution, or Incentive Distribution, is comprised of three parts as follows: The first part, the income incentive distribution, is calculated and payable quarterly in arrears based on our pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means (1) interest income, (2) dividend, project and distribution income from equity investments (but excluding that portion of distributions that are treated as a return of capital) and (3) any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with our Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. If interest income is accrued but never paid, our board of directors would decide to write off the accrual in the fiscal quarter when the accrual is determined to be uncollectible. The write off would cause a decrease in interest income for the fiscal quarter equal to the amount of the prior accrual. GCM is not under any obligation to reimburse us for any part of the incentive distribution it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income. Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes. Pre-incentive distribution net investment income, expressed as a rate of return on the value of our average adjusted capital at the end of the fiscal quarter will be compared to a “hurdle rate” of 1.75% per fiscal quarter (7.00% annualized). Our net investment income used to calculate this part of the Incentive Distribution is also included in the amount of our gross assets used to calculate the 2.00% annualized base management fee.

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

The Special Unitholder shall receive an Incentive Distribution with respect to our pre-incentive distribution net investment income in each fiscal quarter as follows:

•	no Incentive Distribution in any fiscal quarter in which our pre-incentive distribution net investment income does not exceed the “hurdle rate” of 1.75%;

•	100% of our pre-incentive distribution net investment income with respect to that portion of such pre-incentive distribution net investment income, if any, that exceeds the hurdle but is less than 2.1875% in any fiscal quarter (8.75% annualized with a 7% annualized hurdle rate). We refer to this portion of our pre-incentive distribution net investment income (which exceeds the hurdle but is less than 2.1875%) as the “catch-up.” The “catch-up” is meant to provide the Special Unitholder with 20% of our pre-incentive distribution net investment income as if a hurdle did not apply if this net investment income exceeds 2.1875% in any fiscal quarter; and

•	20% of the amount of our pre-incentive distribution net investment income, if any, that exceeds 2.1875% in any fiscal quarter (8.75% annualized with a 7% annualized hurdle rate) is distributed to the Special Unitholder (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive distribution investment income thereafter is allocated to the Special Unitholder).

The following is a graphical representation of the calculation of the income-related portion of the incentive distribution:

Quarterly Incentive Distribution Based on Net Investment Income

Pre-incentive distribution net investment income

(expressed as a percentage of the value of average adjusted capital)

Percentage of pre-incentive distribution net investment income allocated to the Special Unitholder

These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive distribution hurdle rate and may result in an increase of the amount of Incentive Distributions payable to the Special Unitholder with respect to pre-incentive distribution net investment income.

The second part of the Incentive Distribution, the capital gains incentive distribution, will be determined and payable in arrears as of the end of each fiscal quarter (or upon termination of the advisory agreement, as of the termination date) and will equal 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive distributions. For purposes of calculating the foregoing: (1) the calculation of the Incentive Distribution shall include any capital gains that result from cash distributions that are treated as a return of capital, (2) any such return of capital will be treated as a decrease in our cost basis of an investment, and (3) all quarterly valuations will be determined by us in accordance with our valuation procedures. In determining the capital gains incentive distribution to which the Special Unitholder may be entitled, we will calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each of our assets. For this purpose, aggregate realized capital gains, if any, will equal the sum of the differences between the net sales price of each investment, when sold or otherwise disposed, and the aggregate cost basis of such investment reduced by cash distributions that are treated as returns of capital. Aggregate realized capital losses will equal the sum of the amounts by which the net sales price of each investment, when sold or otherwise disposed, is less than the aggregate cost basis of such investment reduced by cash distributions that are treated as returns of capital. Aggregate unrealized capital depreciation will equal the sum of the difference, if negative, between the valuation of each investment as of the applicable date and the aggregate cost basis of such investment reduced by cash distributions that are treated as returns of capital. At the end of the applicable period, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive distribution will equal the aggregate realized capital gains, excluding any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes associated with the sale or disposal of the asset, less aggregate realized capital losses and less aggregate unrealized capital depreciation with respect to our assets. If this number is positive at the end of such period, then the capital gains incentive distribution for such period will be equal to 20% of such amount, less the aggregate amount of any capital gains incentive distributions paid in all prior periods.

Because of the structure of the Incentive Distribution, it is possible that the Special Unitholder may be entitled to receive an Incentive Distribution in a fiscal quarter where we incur a loss. For example, if we receive pre-incentive distribution net investment income in excess of the hurdle rate for a fiscal quarter, we will make the applicable income incentive distribution even if we have incurred a loss in that fiscal quarter due to realized or unrealized losses on our investments.

The third part of the Incentive Distribution, which we refer to as the liquidation incentive distribution, will equal 20.0% of the net proceeds from a liquidation of our company in excess of adjusted capital, as calculated immediately prior to liquidation. In the event of any liquidity event that involves a listing of our shares, or a transaction in which our members receive shares of a company that is listed, on a national securities exchange, if that liquidity event produces a listing premium (which we define as the amount, if any, by which our listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing), the liquidation incentive distribution, which will equal 20% of any listing premium, will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event. For the purpose of calculating this distribution, our “listing value” will be the product of: (i) the number of listed shares and (ii) average closing price per share over the 30 trading-day period following such liquidity event. For the purpose of calculating the listing premium, any cash consideration received by members in connection with any such liquidity event will be included in (as an addition to) our listing value. In the event that the members receive non-listed securities as full or partial consideration with respect to any listing, no value will be attributed to such non-listed securities.

The liquidation incentive distribution is payable in cash or shares, or in any combination thereof.

Upon the occurrence of a Trigger Event, we will have the right, but not the obligation, to repurchase the special unit or the special preferred stock, as applicable, at the fair market value of the special unit or the special preferred stock on the date of termination, as determined by an independent appraiser. In such event, the purchase price will be paid in cash or shares of limited liability company interests, at the option of the Special Unitholder. We must purchase any such interests within 120 days after giving the Special Unitholder written notice of our desire to repurchase the special unit or the special preferred stock. If the advisory agreement is terminated or not renewed, we will pay our advisor accrued and unpaid fees and expense reimbursements, including any payment of subordinated fees, earned prior to termination or non-renewal of the advisory agreement.

Examples of Quarterly Incentive Distribution Calculation

Example 1: Income Related Portion of Incentive Distribution :

Alternative 1

Assumptions

Investment income (including interest, distributions, fees, etc.) = 1.25%

Hurdle rate (1) = 1.75%

Management fee (2) = 0.500%

Other operating expenses (i.e. legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-incentive distribution net investment income

    (investment income – (management fee + other operating expenses)) = 0.55%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive distribution.

Alternative 2

Assumptions

Investment income (including interest, distributions, fees, etc.) = 2.70%

Hurdle rate (1) = 1.75%

Management fee (2) = 0.50%

Other operating expenses (i.e. legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-incentive distribution net investment income

    (investment income – (management fee + other operating expenses)) = 2.00%

Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive distribution payable by us to GCM.

Incentive distribution = 100% × pre-incentive distribution net investment income, subject to the “catch-up” (3)

= 100% × (2.00% – 1.75%)

= 0.25%

Alternative 3

Assumptions

Investment income (including interest, distributions, fees, etc.) = 3.00%

Hurdle rate (1) = 1.75%

Management fee (2) = 0.50%

Other operating expenses (i.e. legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-incentive distribution net investment income

    (investment income – (management fee + other operating expenses)) = 2.30%

Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive distribution made to the Special Unitholder.

Incentive distribution = 20% × pre-incentive distribution net investment income, subject to “catch-up” (3)

Incentive distribution = 100% × “catch-up” + (20% × (pre-incentive distribution net investment income – 2.1875%))

Catch-up = 2.1875% – 1.75%

= 0.4375%

Incentive distribution = (100% × 0.4375%) + (20% × (2.3% – 2.1875%))

= 0.4375% + (20% × 0.1125%)

= 0.4375% + 0.0225%

= 0.46%

(1)	Represents 7.00% annualized hurdle rate.
(2)	Represents 2.00% annualized management fee.
(3)	The “catch-up” provision is intended to provide the Special Unitholder with an incentive distribution of 20% on all of our pre-incentive distribution net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.1875% in any fiscal quarter.

Example 2: Capital Gains Portion of Incentive Distribution:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in company A (“Investment A”), and $30 million investment made in company B (“Investment B”)

•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive distribution would be:

•	Year 1: None

•	Year 2: Capital gains incentive distribution of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20%)

•	Year 3: None

•	Year 4: Capital gains incentive distribution of $200,000

$6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains fee taken in Year 2)

Alternative 2

Assumptions

•	Year 1: $20 million investment made in company A (“Investment A”), $30 million investment made in company B (“Investment B”) and $25 million investment made in company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million

The capital gains incentive distribution, if any, would be:

•	Year 1: None

•	Year 2: $5 million capital gains incentive distribution

•	20% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

•	Year 3: $1.4 million capital gains incentive distribution(1)

$6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains fee received in Year 2

•	Year 4: None

•	Year 5: None

$5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3

(1)	As illustrated in Year 3 of Alternative 1 above, if we were to be wound up on a date other than December 31st of any year, we may have paid aggregate capital gains incentive distributions that are more than the amount of such fees that would be payable if we had been wound up on December 31 of such year.

Example 3: Liquidation Incentive Distribution

Alternative 1

Assumptions

•	Year 1: Gross offering proceeds total $85 million. $20 million investment made in company A (“Investment A”), $30 million investment made in company B (“Investment B”) and $25 million investment made in company C (“Investment C”).

•	Year 2: Investment A sold for $25 million and all proceeds, net of any capital gains incentive distributions payable, are returned to members. FMV of Investment B determined to be $30 million and FMV of Investment C determined to be $27 million.

•	Year 3: FMV of Investment B determined to be $31 million. FMV of Investment C Determined to be $20 million.

•	Year 4: FMV of Investment B determined to be $35 million. FMV of Investment C determined to be $25 million.

•	Year 5: Investments B and C sold in an orderly liquidation for total proceeds of $55 million. All proceeds, net of any capital gains incentive distributions payable, are returned to members.

The capital gains incentive distribution, if any, would be:

•	Year 1: None

•	Year 2: Incentive distribution on capital gains during operations of $1 million ($5 million realized capital gains on sale of Investment A multiplied by 20.0%). Adjusted capital now equals $61 million ($85 million gross proceeds less $24 million returned to members from the sale of portfolio investments).

•	Year 3: None

•	Year 4: None

•	Year 5: No liquidation incentive distribution due—Liquidation proceeds of $55 million are less than adjusted capital immediately prior to liquidation ($61 million).

Alternative 2

Assumptions

•	Year 1: Gross offering proceeds total $85 million. $20 million investment made in company A (“Investment A”), $30 million investment made in company B (“Investment B”) and $25 million investment made in company C (“Investment C”).

•	Year 2: Investment A sold for $25 million and all proceeds, net of any capital gains incentive distributions payable, are returned to members. FMV of Investment B determined to be $30 million and FMV of Investment C determined to be $27 million.

•	Year 3: FMV of Investment B determined to be $31 million. FMV of Investment C determined to be $20 million.

•	Year 4: FMV of Investment B determined to be $35 million. FMV of Investment C determined to be $25 million.

•	Year 5: Investments B and C sold in an orderly liquidation for total proceeds of $80 million. All proceeds, net of any capital gains incentive distributions payable, are returned to members.

The capital gains incentive distribution, if any, would be:

•	Year 1: None

•	Year 2: Incentive distribution on capital gains during operations of $1 million ($5 million realized capital gains on sale of Investment A multiplied by 20.0%). Adjusted capital now equals $61 million ($85 million gross proceeds less $24 million returned to members from the sale of portfolio investments).

•	Year 3: None

•	Year 4: None

•	Year 5: $3.8 million liquidation incentive distribution—20.0% multiplied by liquidation proceeds ($80 million) in excess of adjusted capital immediately prior to liquidation ($61 million), or $19 million.

Alternative 3 (If the liquidity event is a listing)

Assumptions

•	Year 1: Gross offering proceeds total $85 million. $20 million investment made in company A (“Investment A”), $30 million investment made in company B (“Investment B”) and $25 million investment made in company C (“Investment C”).

•	Year 2: Investment A sold for $25 million and all proceeds, net of any capital gains incentive distributions payable, are returned to members.

Incentive distribution on capital gains paid to GCM of $1 million ($5 million realized capital gains on sale of Investment A multiplied by 20.0%). Adjusted capital now equals $61 million ($85 million gross proceeds less $24 million returned to members from the sale of portfolio investments).

•	Year 3: No change in adjusted capital.

•	Year 4: No change in adjusted capital.

•	Year 5: All shares of the company are listed on a national securities exchange. The listing value is $85 million.

The liquidation incentive distribution in this example would be:

Year 5: $4.8 million liquidation incentive distribution (20% multiplied by $24 million listing premium ($85 million listing value in excess of $61 million of adjusted capital immediately prior to listing)).

The returns shown are for illustrative purposes only. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in the examples above.

Payment of Our Expenses

Our primary operating expenses are the payment of advisory fees and other expenses under the advisory agreement and other expenses necessary for our operations. Our advisory fee compensates GCM for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. We will also pay fees and expenses on a direct cost basis to Greenbacker Administration for the administrative services it provides under the administration agreement.

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organizational expenses relating to offerings of our shares, subject to limitations included in the advisory agreement;

•	the cost of effecting sales and repurchase of shares and other securities;

•	investment advisory fees;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of proxy statements, members’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone, and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002;

•	costs associated with our reporting and compliance obligations under applicable federal and state securities laws;

•	brokerage commissions, origination fees and any investment banking fees related to our investments;

•	all other expenses incurred by GCM, in performing its obligations subject to the limitations included in the advisory agreement; and

•	all other expenses incurred by either the Administrator or us in connection with administering our business, including payments for the administrative services the Administrator provides under the administration agreement that will be based upon our allocable portion (subject to the review and approval of our board of directors) of the Administrator’s overhead and other expenses.

Pursuant to the Expense Reimbursement Agreement, between the Company and Advisor (i) for the period beginning January 30, 2014 and ending December 31, 2014, Advisor shall reimburse operating expenses for the Company in an amount sufficient to keep total annual operating expenses (exclusive of interest, taxes dividend expense, borrowing costs, organizational and extraordinary expenses) of the Company (“Expenses”) at percentages of average net assets of such class for any calculation period no higher than (a) 6.0% for Class A shares, (b) 6.8% for Class C shares and (c) 6.0% for Class I shares (the “Maximum Rates”), and (ii) the Company shall reimburse Advisor, within 30 days of delivery of a request in proper form, for such Expenses, provided that such repayments do not cause the total Expenses attributable to a share class during the year of repayment to exceed the Maximum Rates. No repayments by the Company to Advisor shall be permitted after the earlier of (i) the Company’s offering has expired or is terminated or (ii) December 31, 2016. In addition, prior to the date that we meet our minimum offering amount of $2.0 million and break escrow, Advisor assumes all preoperational operating expenses of the Company and, upon breaking escrow, such assumed preoperational expenses shall become reimbursable to the Advisor subject to the Expense Reimbursement Agreement including the Maximum Rates of reimbursement.

Organization and Offering Expenses

We will reimburse our advisor and its affiliates for organization and offering expenses it may incur on our behalf but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. If we raise the maximum offering amount in the primary offering and under the distribution reinvestment plan, we expect organization and offering expenses (other than selling commissions and the dealer manager fee) to be 1.5% of gross offering proceeds. These organization and offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with the offering, including but not limited to:

•	Our legal, accounting, printing, mailing and filing fees;

•	Charges of our escrow holder and transfer agent, charges of our advisor for administrative services related to the issuance of shares in the offering;

•	Reimbursement of bona fide due diligence expenses of broker-dealers;

•	Reimbursement of our advisor for costs in connection with preparing sales materials, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement for employees of our affiliates to attend retail seminars conducted by broker-dealers; and

•	Reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs and costs and expenses associated with the facilitation of the marketing of shares and the ownership of shares by such broker-dealers’ customers, which will be included in underwriting compensation.

Other Operating Expenses

We will reimburse the expenses incurred by GCM or its affiliates in connection with its provision of services to us, including the investigation and monitoring of our investments and costs incurred in connection with GCM’s valuation methodologies or the effecting of sales and repurchases of our shares and other securities. We will not reimburse our advisor or its affiliates for (i) rent or depreciation, utilities, capital equipment and other administrative items; (ii) salaries, fringe benefits and other similar items incurred or allocated to any controlling person of GCM; (iii) the salaries and benefits paid to any executive officer or board member of GCM; or (iv) any services for which GCM receives a separate fee.

Indemnification

The advisory agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GCM and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GCM’s services under the advisory agreement or otherwise as advisor of Greenbacker Renewable Energy Company LLC. Notwithstanding the above, our LLC Agreement provides that we shall not hold harmless our advisor or any of its affiliates for any loss or liability suffered by us unless all of the following conditions are met:

•	the party seeking exculpation or indemnification has determined in good faith that the course of action leading to the loss or liability was in our best interests;

•	the party seeking exculpation or indemnification was acting on our behalf or providing services to us;

•	the loss or liability was not the result of negligence or misconduct; and

•	the indemnification is recoverable only out of net assets and not from our members.

Organization of GCM

GCM is a Delaware limited liability company. The principal executive offices of GCM are located at 369 Lexington Avenue, Suite 312, New York, NY 10017.

VALUATION PROCESS AND DETERMINATION OF NET ASSET VALUE

Relevance of Our Net Asset Value

Our net asset value per share will be calculated and published on a quarterly basis commencing with the first full quarter ending June 30, 2014. For most of our investments, market quotations are not available and are valued at fair value as determined in good faith by our advisor and independent valuation firm, subject to the review and approval of the board of directors.

Our net asset value will:

•	be disclosed in our quarterly and annual financial statements;

•	determine the price per share that is paid to shareholder participants in our share repurchase program, and the price per share paid by participants in our distribution reinvestment plan after the conclusion of this offering;

•	be an input in the computation of fees earned by our advisor and the Special Unitholder whose fees and distributions are linked, directly or indirectly, in whole or part to the value of our gross assets; and

•	be evaluated alongside the net proceeds per share to us from this offering to ensure the net offering price per share is not above or below our net asset value per share.

Determination of Our Net Asset Value

We calculate our net asset value per share by subtracting all liabilities from the total carrying amount of our assets, which includes the fair value of our investments, and dividing the result by the total number of outstanding shares on the date of valuation.

We have adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements), or ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC Topic 820 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:

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

Our board of directors will have the ability to review our advisor’s valuation methodologies each quarter in connection with GCM’s presentation of its valuation recommendations to the audit committee. If during the period between quarterly board meetings, GCM determines that significant changes have occurred since the prior meeting of the board of directors at which it presented its recommendations on the valuation methodology, then GCM will also prepare and present recommendations to the audit committee of the board of directors of its proposed changes to the current valuation methodology. Any such changes to our valuation methodologies will require the approval of our board of directors, including a majority of our independent directors. We will disclose any material change in our valuation methodologies or any material change in our investment criteria or strategies that would constitute a fundamental change in a registration statement amendment prior to its implementation.

Our board of directors has approved the use of one or more independent valuation firms to review our advisor’s valuation methodology and to work with our advisor and officers to provide additional inputs for consideration by our audit committee and to work directly with our advisor, subject to oversight by the board of directors, with respect to the fair value of investments. In addition, GCM has recommended to our board of directors that at least one quarter of our investments be reviewed by an independent valuation firm each quarter, on a rotating quarterly basis. Accordingly, each such investment would be evaluated by an independent valuation firm at least once per year.

The determination of the fair value of our investments requires judgment, especially with respect to investments for which market quotations are not available. For most of our investments, market quotations are not available. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Because the calculation of our net asset value is based, in part, on the fair value of our investments as determined by our advisor, our calculation of net asset value is to a degree subjective and could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Net Asset Value Determinations in Connection with this Continuous Offering

Since meeting the minimum offering requirement on March 28, 2014 and commencing operations on April 25, 2014, except as described in this annual report, we have been selling our shares on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. Commencing on June 30, 2014, which will be the first full fiscal quarter after the minimum offering requirement was satisfied, our advisor and independent valuation firm, subject to the review and approval of the board of directors, will determine our net asset value for each class of our shares. We expect such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that our net asset value per share on the most recent valuation date increases above or decreases below our net proceeds per share as stated in this annual report, the company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below our net asset value per share as of such valuation date.

Promptly following any such adjustment to the offering prices per share, we will file a prospectus supplement or post-effective amendment to the registration statement with the SEC disclosing the adjusted offering prices and the effective date of such adjusted offering prices, and we will also post the updated information on our website at www.greenbackerrenewableenergy.com. If the new offering price per share for any of the classes of our shares being offered represents more than a 20% change in the per share offering price of our shares from the most recent offering price per share, we will file an amendment to the registration statement with the SEC. We will attempt to file the amendment on or before such time in order to avoid interruptions in the continuous offering of our shares; however, there can be no assurance that our continuous offering will not be suspended while the SEC reviews any such amendment and until it is declared effective. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to our dealer manager.

ITEM 1A. RISK FACTORS

Investing in our shares involves a number of significant risks. In addition to the other information contained herein, you should consider carefully the following information before making an investment in our shares. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the value of our shares could decline, and you may lose part or all of your investment.

Risks Related to Our Business and Structure

We are a new company and have no operating history or established financing sources and may be unable to successfully implement our investment strategy or generate sufficient cash flow to make distributions to our members.

We were formed on December 4, 2012, had no operating history, no assets, and had not obtained any financing as of December 31, 2013. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our shares could decline substantially and, as a result, you may lose part or all of your investment. Our financial condition and results of operations will depend on many factors including the availability of opportunities for investments in renewable energy projects, readily accessible short and long-term financing, conditions in the renewable energy industry specifically, including but not limited to government incentive and rebate programs, financial markets and economic conditions generally and the performance of our advisor. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to members.

This offering is initially a “blind pool” offering, and therefore, you will not have the opportunity to evaluate our investments before we make them, which makes an investment in us more speculative.

This offering is initially a “blind pool” offering because we do not currently own any renewable energy assets or have any investments in any renewable energy projects or energy efficiency projects. Currently, we are not able to provide you with information to evaluate the economic merit of our investments prior to our acquisition of projects and you will be relying entirely on the ability of GCM and our board of directors to select or approve, as the case may be, well-performing investments. Additionally, GCM, subject to oversight by the board of directors, will have broad discretion to review, approve, and oversee our investment policies, to evaluate our investment opportunities and to structure the terms of our investments and you will not be able to evaluate the transaction terms or other financial or operational data concerning our investments. Because of these factors, this offering may entail more risk than other types of offerings. We have delegated broad investment discretion to GCM to implement our investment strategy, including delegation of the duty to approve certain investment decisions consistent with the investment policies approved by our board, our board’s fiduciary duties and securities laws. This additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

Our ability to achieve our investment objectives depends on GCM’s ability to manage and support our investment process. If GCM were to lose any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.

We have no internal management capacity or employees other than our appointed executive officers and will be dependent on the diligence, skill and network of business contacts of GCM’s senior management team to achieve our investment objective. We also depend, to a significant extent, on GCM’s access to its investment professionals and the information and deal flow generated by these investment professionals. GCM’s senior management team will evaluate, negotiate, structure, close, and monitor our assets. Our success will depend to a significant extent on the continued service of GCM’s senior management team, particularly David Sher, Charles Wheeler, and Robert Sher. The departure of any of GCM’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.

Because our business model depends to a significant extent upon relationships with renewable energy developers, utilities, energy companies, investment banks, commercial banks, individual and institutional investors, consultants, EPC companies, contractors, and renewable energy technology manufacturers (such as panel manufacturers), the inability of GCM to maintain or develop these relationships, or the failure of these relationships to generate business opportunities, could adversely affect our business.

We will rely to a significant extent on GCM’s relationships with renewable energy developers, utilities, energy companies, investment banks, commercial banks, individual and institutional investors, consultants, EPC companies, contractors, and renewable energy technology manufacturers (such as panel manufacturers), among others, as a source of potential investment opportunities. If GCM fails to maintain its existing relationships or develop new relationships with other sponsors or sources of business opportunities, we will not be able to grow our portfolio. In addition, individuals with whom GCM’s professionals have relationships are not obligated to provide us with business opportunities, and, therefore, there is no assurance that such relationships will generate business opportunities for us.

We may face increasing competition for business opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We will compete for potential projects and business investments with other energy corporations, investment funds (including private equity funds and mezzanine funds), traditional financial services companies such as commercial banks and other sources of funding as well as utilities and other producers of electricity. Moreover, alternative investment vehicles, such as hedge funds, also make investments in renewable energy and energy efficiency projects. Our competitors may be substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose business opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable risk-adjusted returns on our projects or may bear risk of loss. A significant part of our competitive advantage stems from the fact that the market for opportunities in renewable energy and energy efficiency projects is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms.

The amount of any distributions we may pay is uncertain. We may not be able to pay you distributions, or be able to sustain them once we begin declaring distributions, and our distributions may not grow over time.

Subject to our board of directors’ discretion, based upon management’s recommendations, and applicable legal restrictions, we expect to authorize and declare distributions quarterly and pay distributions on a monthly basis beginning no later than the first fiscal quarter after the month in which the minimum offering requirement is met. We intend to pay these distributions to our members out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of the risks described herein. All distributions will be paid at the discretion of our board of directors, based on management’s recommendations, and will depend on our earnings, our financial condition, compliance with applicable regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our members in the future. In the event that we encounter delays in locating suitable business opportunities, we may pay all or a substantial portion of our distributions from borrowings, the proceeds of this offering and other sources, without limitation. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for investments in renewable energy and energy efficiency projects, which may affect our ability to generate future cash flows from operations and, therefore, reduce your overall return. These risks will be greater for persons who acquire our shares relatively early in this offering, before a significant portion of the offering proceeds have been invested. Accordingly, members who receive the payment of a dividend or other distribution from us should not assume that such dividend or other distribution is the result of a net profit earned by us.

We may change our investment policies and strategies without prior notice or member approval, the effects of which may be adverse.

We have the authority to modify or waive our current investment policies, criteria and strategies without prior notice and without member approval, subject to the review and approval of the board of directors. In such event, we will promptly file a prospectus supplement and a press release on Form 8-K, disclosing any such modification or waiver. We cannot predict the effect any changes to our current investment policies, criteria and strategies would have on our business, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from this offering in ways with which investors may not agree or for purposes other than those contemplated at the time of this offering.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

We are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, we anticipate that, beginning with our fiscal year ending December 31, 2014, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC thereunder. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to pay distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability to consummate transactions, the terms of any transactions that we complete, variations in the earnings and/or distributions paid by our renewable energy projects, variations in the interest rates on loans we make, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, changes in market prices for RECs or EECs, the availability of governmental incentives for our projects, electricity demand, changes in regulated or market electricity prices, marking to market of our hedging arrangements (if any), the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We are not able to insure against all potential risks and may become subject to higher insurance premiums.

Our business is exposed to the risks inherent in the construction and operation of renewable energy projects, such as breakdowns, manufacturing defects, natural disasters, terrorist attacks and sabotage. We are also exposed to environmental risks. We expect to have insurance policies covering certain risks associated with our business. We do not expect, however, our insurance policies to cover losses as a result of force majeure, natural disasters, terrorist attacks or sabotage, among other things. We do not expect to maintain insurance for certain environmental risks, such as environmental contamination. In addition, we expect our insurance policies will be subject to annual review by our insurers and may not be renewed at all or on similar or favorable terms. A serious uninsured loss or a loss significantly exceeding the limits of our insurance policies could have a material adverse effect on our business, financial condition and results of operations.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs and face other significant risks associated with being self-managed.

We may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire GCM’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such internalization transaction. Such consideration could take many forms, including cash payments, promissory notes and shares. The payment of such consideration could result in dilution of your interests as a member and could reduce the earnings per share attributable to your investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to GCM under the advisory agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by GCM or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and may further dilute your investment. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to GCM, our earnings per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our members and the value of our shares. As currently organized, we do not expect to have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. In addition, we could have difficulty retaining such personnel employed by us. We expect individuals employed by GCM to perform asset management, and an affiliate of GCM to perform general and administrative functions, including accounting and financial reporting for us. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our assets.

In some cases, internalization transactions involving the acquisition of an advisor have resulted in litigation. If we were to become involved in such litigation in connection with an internalization of our management functions, we could be forced to spend significant amounts of money defending ourselves in such litigation, regardless of the merit of the claims against us, which would reduce the amount of funds available to make investments or make distributions to our members.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We intend to conduct our operations directly and through wholly or majority-owned subsidiaries, so that the company and each of its subsidiaries do not fall within the definition of an “investment company” under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a) (1) (C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.” For purposes of the 40% test, interests in majority-owned subsidiaries not relying on the exemption contained in Sections 3(c)(1) or 3(c)(7) of the Investment Company Act are excluded from the definition of “investment security.”

We intend to conduct our operations so that the company and most, if not all, of its wholly and majority-owned subsidiaries will comply with the 40% test. We will monitor our holdings on an ongoing basis and in connection with each of our acquisitions to determine compliance with this test. We expect that most, if not all, of our wholly-owned and majority-owned subsidiaries will not be relying on exemptions under Section 3(c) (1) or 3(c) (7) of the Investment Company Act. Consequently, interests in these subsidiaries (which are expected to constitute most, if not all, of our assets) generally will not constitute “investment securities.” Accordingly, we believe that the company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under Section 3(a) (1) (C) of the Investment Company Act.

Since we will be primarily engaged in the business of acquiring, and financing renewable energy projects, we believe that the company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under Section 3(a) (1) (A) of the Investment Company Act. Some of our majority-owned subsidiaries may also rely on the exemption provided by Section 3(c)(5)(B) of the Investment Company Act, which exempts from registration as an investment company any person who is primarily engaged in the business of making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. The staff of the SEC has issued no-action letters interpreting Section 3(c)(5)(B) pursuant to which the staff has taken the position that this exemption is available to a company with at least 55% of its assets consisting of eligible loans of the type described in the exemption. We believe that many of the loans that we will provide to finance renewable energy projects will be used by the owners of such projects to acquire equipment and to engage contractors to install equipment for such projects. Accordingly, we believe that many of these loans will qualify for this 55% test. However, no assurance can be given that the SEC staff will concur with this position. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying with this exemption.

A change in the value of our assets could cause us or one or more of our wholly or majority-owned subsidiaries, including those relying on Section 3(c) (5) (B), to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we become obligated to register the company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Related to Our Advisor and Its Affiliates

Our success will be dependent on the performance of our advisor; however, our advisor has no operating history and no experience managing a public company or maintaining our exemption from registration under the Investment Company Act, which may hinder its ability to achieve our investment objective or result in loss of maintenance of our Investment Company Act exemption.

GCM was formed in August 2012 and has no operating history. Furthermore, our advisor has never acted as a manager to a public company, or company focused on renewable energy and energy efficiency and sustainable development project investments and has no experience complying with regulatory requirements applicable to public companies or managing a portfolio of assets under guidelines designed to allow us to be exempt from registration under the Investment Company Act, which may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Moreover, neither GCM, Greenbacker Group LLC nor our senior management team have sponsored any other programs, either public or nonpublic, or any other program with similar investment objectives to this offering. We cannot guarantee that we will be able to find suitable investments and our ability to achieve our investment objectives and to pay distributions will be dependent upon the performance of our advisor in the identification and acquisition of investments, the determination of any financing arrangements, and the management of our projects and assets. If our advisor fails to perform according to our expectations, we could be materially adversely affected. Our failure to timely invest the proceeds of this offering, or to invest in quality assets, could diminish returns to investors and our ability to pay distributions to our members.

Our advisor and its affiliates, including our officers and some of our directors will face conflicts of interest including conflicts that may result from compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our members.

Our advisor and its affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and GCM to earn increased management fees. The Incentive Distribution that the Special Unitholder, an affiliate of our advisor, may be entitled to receive from us may create an incentive for our advisor to oversee and supervise renewable energy or energy efficiency projects or make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the Incentive Distribution to which the Special Unitholder may be entitled is determined may encourage our advisor to use leverage to increase the return on our portfolio. In addition, the fact that our base management fee is payable based upon the average of the values of our gross assets for each day of the prior month, which would include any borrowings for investment purposes, may encourage GCM to use leverage in connection with the construction of additional projects or to make additional investments. Our LLC Agreement does not impose limitations on the amount of leverage we may employ. At such time when the net proceeds from this offering have been fully invested, we expect that we will generally target a leverage ratio of up to $2 of debt for every $1 of equity on our overall portfolio, with individual allocations of leverage based on the mix of asset types and obligors; however, we will in no event exceed a leverage ratio of $3 of debt for every $1 of equity, unless any excess is approved by a majority of our independent directors. Furthermore, GCM is primarily responsible for calculating the net asset value of our portfolio and, because the base management fee is payable based upon our the average of the values of the gross assets for each day of the prior month, a higher net asset value of our portfolio would result in a higher base management fee to our advisor. Under certain circumstances, the use of leverage may increase the likelihood of default, which could adversely affect our results of operations. Such a practice could result in us making more speculative investments than would otherwise be the case, which could result in higher losses, particularly during cyclical economic downturns.

We pay substantial fees and expenses to GCM and the dealer manager, which payments increase the risk that you will not earn a profit on your investment.

GCM performs services for us in connection with the identification, selection and acquisition of our investments, and the monitoring and administration of our other investments. We pay GCM fees for advisory and management services, including a base management fee that is not tied to the performance of our portfolio. We pay fees and commissions to the dealer manager in connection with the offer and sale of the shares. These fees reduce the amount of cash available for investment in properties or distribution to our members. These fees also increase the risk that the amount available for distribution to members upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering and that you may not earn a profit on your investment.

The time and resources that individuals associated with our advisor devote to us may be diverted, and we may face additional competition due to the fact that GCM is not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

We currently expect our advisor and its officers and employees to spend substantially all of their time and resources on us. However, our advisor and its officers and employees are not required to do so. Moreover, neither GCM nor its affiliates are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. Accordingly, our and GCM’s management team may have obligations to investors in entities they work at or manage in the future, the fulfillment of which might not be in the best interests of us or our members or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

We do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us.

We do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a conflicts of interest policy that prohibits our directors and executive officers, as well as personnel of the advisor who provide services to us, from engaging in any transaction that involves an actual conflict of interest with us without the approval of a majority of our independent directors. In addition, the advisory agreement does not prevent the advisor and its affiliates from engaging in additional management or investment opportunities, some of which could compete with us.

Our advisor can resign on 120 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our advisor has the right, under the advisory agreement, to resign at any time on 120 days’ written notice, whether we have found a replacement or not. If our advisor resigns, we may not be able to contract with a new advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all, in which case our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our businesses may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Exercising our right to repurchase the special unit or the special preferred stock upon certain termination events could be prohibitively expensive and could deter us from terminating the advisory agreement.

The occurrence of a Trigger Event would give us the right, but not the obligation, to repurchase the special unit or the special preferred stock, as applicable, at the fair market value of the special unit or the special preferred stock on the date of termination, as determined by an independent appraiser. This repurchase could be prohibitively expensive, could require us to have to sell assets to raise sufficient funds to complete the repurchase and could discourage or deter us from terminating the advisory agreement. Alternatively, if we do not exercise our repurchase right, we might be unable to find another entity that would be willing to act as our advisor while an affiliate of GCM owns the special unit or the special preferred stock. If we do find another entity to act as our advisor, we may be subject to higher fees than the fees charged by GCM.

Risks Related to Our Investments and the Renewable Energy Industry

Our strategic focus will be on the renewable energy and related sectors, which will subject us to more risks than if we were broadly diversified.

Because we are specifically focused on the renewable energy and related sectors, investments in our shares may present more risks than if we were broadly diversified over more sectors of the economy. Therefore, a downturn in the renewable energy sector would have a larger impact on us than on a company that does not concentrate in limited segments of the U.S. economy. For example, biofuel companies operating in the renewable energy sector can be significantly affected by the supply of and demand for specific products and services, especially biomass such as corn or soybean oil, the supply and demand for energy commodities, the price of capital expenditures, government regulation, world and regional events and economic conditions. Companies that produce renewable energy can be negatively affected by lower energy output resulting from variable inputs, mechanical breakdowns, faulty technology, competitive electricity markets or changing laws which mandate the use of renewable energy sources by electric utilities.

In addition, companies that engage in energy efficiency projects may be unable to protect their intellectual property or face declines in the demand for their services due to changing governmental policies or budgets. At times, the returns from investments in the renewable energy sector may lag the returns of other sectors or the broader market as a whole.

In addition, with respect to the construction and operation of individual renewable energy projects, there are a number of additional risks, including:

•	substantial construction risk, including the risk of delay, that may arise as a result of inclement weather or labor disruptions;

•	the risk of entering into markets where we have limited experience;

•	the need for substantially more capital to complete than initially budgeted and exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications;

•	a decrease in the availability, pricing and timeliness of delivery of raw materials and components, necessary for the projects to function;

•	the continued good standing of permits, authorizations and consents from local city, county, state and federal governments as well as local and federal governmental organizations; and

•	the consent and authorization of local utilities or other energy development offtakers to ensure successful interconnection to energy grids to enable power sales.

Our projects in which we invest that produce renewable energy, such as solar and wind power, may face construction delays.

Construction delays may adversely affect the businesses of our projects that generate renewable energy such as solar and wind power. The ability of these projects to generate revenues will often depend upon their successful completion of the construction, and operations, of solar and wind assets, as applicable. Capital equipment for solar and wind projects needs to be manufactured, shipped to project sites, installed and tested on a timely basis. In addition, on-site roads, substations, interconnection facilities and other infrastructure all need to be either built or purchased and installed by the operating companies of these projects. Our investments in renewable energy-producing projects face the risk that their construction phases may not be completed or may be substantially delayed, or that material cost over-runs may be incurred, which may result in such projects being unable to earn positive income, which could negatively impact the value of our portfolio.

Renewable energy projects may be subject to the risk of fluctuations in commodity prices.

The operations and financial performance of projects in the renewable energy sector may be affected by energy commodity prices like unleaded gasoline and wholesale electricity. For example, the price of renewable energy resources will change in relation to the market price of electricity. The market price of electricity is sensitive to cyclical changes in demand and capacity supply, and in the economy, as well as to regulatory trends and developments impacting electricity market rules and pricing, transmission development and investment within the United States and to the power markets in other jurisdictions through interconnects and other external factors outside of the control of renewable energy power-producing projects. In addition, volatility of commodity prices, such as the market price of electricity, may also make it more difficult for renewable energy resource projects to raise any additional capital that may be necessary to operate, to the extent the market perceives that the project’s performance may be tied directly or indirectly to commodity prices. Accordingly, the potential revenue and cash flow of these projects may be volatile and adversely affect the value of our investments.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of energy generation products, including solar and wind energy products, which may significantly reduce our ability to meet our investment objectives.

The market for electricity generation projects is influenced by U.S. federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar energy technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for renewable energy project development and investments. For example, without certain major incentive programs and or the regulatory mandated exception for renewable energy systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility network. These fees could increase the cost to our customers of using our renewable energy projects and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

We anticipate that our renewable energy projects will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our renewable energy projects may result in significant additional expenses or related development costs and, as a result, could cause a significant reduction in demand for our renewable power projects.

The reduction or elimination of government economic incentives could impede growth of the renewable energy market.

We believe that the near-term growth of the market for application on the U.S. electricity grid, where renewable energy is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in part on the availability and size of government and economic incentives for solar energy. Because a significant portion of our sales are expected to involve the market for the U.S. electricity grid, the reduction or elimination of government and economic incentives may adversely affect the growth of this market or result in increased price competition, both of which could cause our revenue to decline.

Today, the cost of renewable energy exceeds retail electric rates in many locations. As a result, federal, state and local government bodies in many countries, including the United States, have provided incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects to promote the use of renewable energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether as a result of the US government’s effort to reduce the federal deficit or for other reasons. Some renewable energy program incentives expire, decline over time, are limited in total funding or require renewal of authority. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from our projects. Changes in the level or structure of a renewable portfolio standard could also result in decreased demand for and lower revenue from our projects. See “—The reduction or elimination of government and economic incentives for solar power production could affect the financial results of our projects that produce solar power” and “—We depend in part on federal, state and local government support for our renewable energy projects.”

Certain projects may generate a portion of their revenue from the sales of RECs and EECs, which may be subject to market price fluctuations, and there is a risk of a significant, sustained decline in their market prices. Such a decline may make it more difficult for our projects to grow and become profitable.

We may not be able to foster growth for our projects economically if there is a significant, sustained decline in market prices for electricity, RECs or EECs without a commensurate decline in the cost of equipment, such as solar panels and turbines, and the other capital costs of constructing renewable energy projects. Electricity prices are affected by various factors and may decline for many reasons that are not within our control. Those factors include changes in the cost or availability of fuel, regulatory and governmental actions, changes in the amount of available generating capacity from both traditional and renewable sources, changes in power transmission or fuel transportation capacity, seasonality, weather conditions and changes in demand for electricity. In addition, other power generators may develop new technologies or improvements to traditional technologies to produce power that could increase the supply of electricity and cause a sustained reduction in market prices for electricity, RECs and EECs. If governmental action or conditions in the markets for electricity, RECs or EECs cause a significant, sustained decline in the market prices of electricity or those attributes, without an offsetting decline in the cost of turbines or other capital costs of wind energy projects, we may not be able to construct our pipeline of projects or achieve expected revenues, which could have a material adverse effect on our business, financial condition and results of operations.

For those projects that generate RECs or EECs, all or a portion of the revenues generated from the sale of such RECs or EECs, as the case may be, may not be hedged, and therefore, such projects may be exposed to volatility of REC or EEC prices, as applicable, with respect to those sales.

REC and EEC prices are driven by various market forces, including electricity prices and the availability of electricity from other renewable energy sources and conventional energy sources. We may be unable to hedge all or a portion of our revenues from RECs or EECs in certain markets where conditions limit our ability to sell forward all of our RECs or EECs, as the case may be. Our ability to hedge RECs and EECs generated by projects is limited by the unbundled nature of the RECs and EECs and the relative illiquidity of this market. Certain of our projects will be exposed to volatility of commodity prices with respect to all or the portion of RECs or EECs, as applicable, that we are unable to hedge, including risks resulting from changes in regulations, including state RPS targets, general economic conditions and changes in the level of renewable energy generation. We expect to have quarterly variations in the revenues from the projects in which we invest from the sale of unhedged RECs and EECs.

If renewable energy technology is not suitable for widespread adoption or sufficient demand for renewable energy projects does not develop or takes longer to develop than we anticipate, we may be unable to achieve our investment objectives.

The market for renewable energy projects is emerging and rapidly evolving, and its future success is uncertain. If renewable energy technology proves unsuitable for widespread commercial deployment or if demand for renewable energy products fails to grow sufficiently, we may be unable to achieve our investment objectives. In addition, demand for renewable energy projects in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of renewable energy technology and demand for renewable energy projects, including:

•	cost-effectiveness of renewable energy technologies as compared with conventional and competitive alternative energy technologies;

•	performance and reliability of renewable energy products as compared with conventional and non-renewable alternative energy products;

•	success of alternative distributed generation technologies such as hydrogen fuel cells, wind turbines, bio-diesel generators and large-scale solar thermal technologies;

•	fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources;

•	increases or decreases in the prices of oil, coal and natural gas;

•	capital expenditures by customers, which tend to decrease when the domestic or foreign economies slow;

•	continued deregulation of the electric power industry and broader energy industry; and

•	availability and or effectiveness of government subsidies and incentives.

Moreover, negative public or community response to renewable energy projects in general or our projects specifically can adversely affect our ability to grow and manage our projects. This type of negative response can lead to legal, public relations and other challenges that impede our ability to meet our construction targets, achieve commercial operations for a project on schedule, address the changing needs of our projects over time and generate revenues. Some of our projects may be the subject of administrative and legal challenges from groups opposed to wind energy projects in general or concerned with potential environmental, health or aesthetic impacts, impacts on property values or the rewards of property ownership, or impacts on the natural beauty of public lands. We expect this type of opposition to continue as we execute our business plan. Opposition to our project’s requests for permits or successful challenges or appeals to permits issued to our projects could materially adversely affect our operations plans. If we are unable to grow and manage the production capacity that we expect from our projects in our anticipated timeframes, it could have a material adverse effect on our business, financial condition and results of operations.

Our business will be subject to the risk of extreme weather patterns.

Extreme weather patterns, such as hurricane Ivan in 2004 and hurricanes Katrina and Rita in 2005, could result in significant volatility in the supply and prices of energy. This volatility may create fluctuations in commodity or energy prices and earnings of companies in the renewable energy sector. Similarly, extreme weather, such as lightning strikes, blade icing, earthquakes, tornados, extreme wind, severe storms, wildfires and other unfavorable weather conditions or natural disasters, can have an adverse impact on the input and output commodities associated with the renewable energy sector or require us to shut down the equipment associated with our renewable energy projects, such as solar panels, turbines or related equipment and facilities, which would impede the ability of our project facilities ability to maintain and operate, and decrease electricity production levels and our revenue. Operational problems, such as degradation of our project’s equipment due to wear or weather or capacity limitations on the electrical transmission network, can also affect the amount of energy that our projects are able to deliver. Any of these events, to the extent not fully covered by insurance, could have a material adverse effect on our business, financial condition and results of operations.

The profitability of our renewable energy projects may be adversely affected if they are subject to regulation by the Federal Energy Regulatory Commission under the Federal Power Act or other regulations that regulate the sale of electricity, which may adversely affect the profitability of our projects.

Certain of our future projects may be Qualifying Facilities, or QFs, and/or Exempt Wholesale Generators, or EWGs that are exempt from regulation as public utilities by the Federal Energy Regulatory Commission, or the FERC, under the Federal Power Act, or the FPA, while certain of our projects may be subject to rate regulation by the FERC under the FPA. To the extent our future projects are subject to rate regulation they will be required to obtain FERC acceptance of their rate schedules for wholesale sales of energy, capacity and ancillary services. The FERC may revoke or revise an entity’s authorization to make wholesale sales at market-based rates if FERC subsequently determines that such entity can exercise market power in transmission or generation, create barriers to entry or engage in abusive affiliate transactions or market manipulation.

Any market-based rate authority that we obtain will be subject to certain market behavior rules. If we are deemed to have violated these rules, we will be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of our market-based rate authority, as well as potential criminal and civil penalties. If we were to lose market-based rate authority for a project, we would be required to obtain the FERC’s acceptance of a cost-based rate schedule and could become subject to, among other things, the burdensome accounting, record keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules. This could have an adverse effect on the rates we charge for power from our projects and our cost of regulatory compliance.

To the extent we invest in projects with more than 75 MW of capacity, we will also be subject to the reliability standards of the North American Electric Reliability Corporation, or the NERC. If we fail to comply with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties.

Although the sale of electric energy has been to some extent deregulated, the industry is subject to increasing regulation and even possible re-regulation. Due to major regulatory restructuring initiatives at the federal and state levels, the U.S. electric industry has undergone substantial changes over the past several years. We cannot predict the future design of wholesale power markets or the ultimate effect ongoing regulatory changes will have on our business. Other proposals to re-regulate may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the movement towards competitive markets. If deregulation of the electric power markets is reversed, discontinued or delayed, our business, financial condition and results of operations could be adversely affected.

Our projects may rely on electric transmission lines and other transmission facilities that are owned and operated by third parties. In these situations, our projects will be exposed to transmission facility curtailment risk, including but not limited to curtailment caused by breakdown of the power grid system, which may delay and increase the costs of our projects or reduce the return to us on those investments.

Our projects may rely on electric transmission lines and other transmission facilities owned and operated by third parties to deliver the electricity our projects generate. We expect some of our projects will have limited access to interconnection and transmission capacity because there are many parties seeking access to the limited capacity that is available. We may not be able to secure access to this limited interconnection or transmission capacity at reasonable prices or at all. Moreover, a failure in the operation by third parties of these transmission facilities could result in our losing revenues because such a failure could limit the amount of electricity we deliver. In addition, our production of electricity may be curtailed due to third-party transmission limitations or limitations on the grid’s ability to accommodate intermittent energy sources, reducing our revenues and impairing our ability to capitalize fully on a particular project’s potential. Such a failure or curtailment at levels significantly above which we expect could have a material adverse effect on our business, financial condition and results of operations.

We depend in part on federal, state and local government support for our renewable energy projects.

We depend in part on government policies that support renewable energy and enhance the economic feasibility of renewable energy projects. The federal government and several of the states in which we operate or into which we sell power provide incentives that support the sale of energy from renewable sources.

The Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, provides a production tax credit, or PTC, for each kWh of energy generated by an eligible resource. Under current law, an eligible wind facility placed in service prior to the end of 2012 may claim the PTC. The PTC is a credit claimed against the income of the owner of the eligible project.

PTC eligible projects are also eligible for an ITC of 30% of the eligible cost-basis, which is in lieu of the PTC. Other renewable energy projects for which a PTC is not available are also eligible for an ITC. The same placed-in-service deadline of December 31, 2012 applies for purposes of the ITC. The ITC is a credit claimed against the income of the owner of the eligible project.

In addition to federal incentives, we rely in part on state incentives that support the sale of energy generated from renewable sources, including state adopted RPS programs. Such programs generally require that electricity supply companies include a specified percentage of renewable energy in the electricity resources serving a state or purchase credits demonstrating the generation of such electricity by another source. However, the legislation creating such RPS requirements usually grants the relevant state public utility commission the ability to reduce electric supply companies’ obligations to meet the RPS requirements in certain circumstances. If the RPS requirements are reduced or eliminated, this could result in our receiving lower prices for our power and in a reduction in the value of our RECs, which could have a material adverse effect on us.

We depend on these programs, in part, to finance the projects in our pipeline. If any of these incentives are adversely amended, eliminated, subjected to new restrictions, not extended beyond their current expiration dates, or if funding for these incentives is reduced, it would have a material adverse effect on our ability to obtain financing. A delay or failure by governmental authorities to administer these programs in a timely and efficient manner could have a material adverse effect on our financing.

While certain federal, state and local laws, programs and policies promote renewable energy and additional legislation is regularly being considered that would enhance the demand for renewable energy, they may be adversely modified, legislation may not pass or may be amended and governmental support of renewable energy development, particularly wind energy, may not continue or may be reduced. If governmental authorities do not continue supporting, or reduce or eliminate their support of wind energy projects, our revenues may be adversely affected, our economic return on certain projects may be reduced, our financing costs may increase, it may become more difficult to obtain financing, and our business and prospects may otherwise be adversely affected.

Liability relating to environmental matters may impact the value of properties that we may acquire or the properties underlying our projects.

Under various U.S. federal, state and local laws, an owner or operator of a project may become liable for the costs of removal of certain hazardous substances released from the project of any underlying real property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

The presence of hazardous substances may adversely affect an owner’s ability to sell a contaminated project or borrow using the project as collateral. To the extent that a project owner becomes liable for removal costs, the ability of the owner to make payments to us may be reduced.

We typically have title to projects or their underlying real estate assets underlying our equity investments, or, in the course of our business, we may take title to a project or its underlying real estate assets relating to one of our debt investments, and, in either case, we could be subject to environmental liabilities with respect to these assets. To the extent that we become liable for the removal costs, our results of operation and financial condition may be adversely affected. The presence of hazardous substances, if any, may adversely affect our ability to sell the affected project and we may incur substantial remediation costs, thus harming our financial condition.

Future litigation or administrative proceedings could have a material adverse effect on our business, financial condition and results of operations.

We may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations.

Our projects and/or other investments may incur liabilities that rank equally with, or senior to, our investments in such companies.

We will invest in various types of debt and equity securities, including first lien, second lien, mezzanine debt, preferred equity and common equity, issued by U.S. and Canadian middle market companies in the renewable energy and related sectors. Our projects and other investments may have, or may be permitted to incur, other liabilities that rank equally with, or senior to, our positions or investments in such projects or businesses, as the case may be. By their terms, such instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of instruments ranking senior to our investment in that project or business would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior stakeholders, such project or other investment may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with instruments we hold, we would have to share on an equal basis any distributions with other stakeholders holding such instrument in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant project or investment.

We may not control the projects in which we invest.

We may not control the projects in which we invest. We define control as ownership of 25% or more of the outstanding voting securities of a company or having greater than 50% representation on a company’s board of directors. As a result, we are subject to the risk that the controlling entity of a project in which we invest may make business decisions with which we disagree and the management of such project, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests.

We may invest in joint ventures, which creates additional risk because, among other things, we cannot exercise sole decision making power and our partners may have different economic interests than we have.

We may invest in joint ventures with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the project or asset, joint venture or other entity. As a result, the operations of a project may be subject to the risk that the project owners may make business, financial or management decisions with which we do not agree or the management of the project may take risks or otherwise act in a manner that does not serve our interests. Because we may not have the ability to exercise control over such operations, we may not be able to realize some or all of the benefits that we believe will be created from our involvement. In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. If any of the foregoing were to occur, our business, financial condition and results of operations could suffer as a result.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies and projects whose securities are not publicly traded or actively traded on the secondary market and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

A significant portion of our investments will be recorded at fair value as determined in good faith by our advisor and independent valuation firm, subject to the review and approval of the board and, as a result, there will be uncertainty as to the value of our investments.

Our financial statements will be prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies, or ASC Topic 946, which requires us to carry our investments at fair value or, if fair value is not determinable based on transactions observable in the market, at fair value as determined by our advisor and independent valuation firm, subject to the review and approval of the board. For most of our investments, market quotations are not available. As a result, we will value these investments quarterly at fair value as determined in good faith.

The determination of fair value is to a degree subjective, and our advisor has a conflict of interest in making the determination. We expect to value our investments quarterly at fair value as determined in good faith by our advisor and independent valuation firm, subject to the review and approval of the board. We will utilize the services of an independent valuation firm to assist in determining the fair value of any investments. The types of factors that may be considered in determining the fair values of our investments include available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the project’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer business entities that are public, mergers and acquisitions comparables, the principal market and enterprise values, among other factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our advisor and independent valuation firm, subject to the review and approval of the board may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Risks Related to Investments in the Solar and Wind Power Industries

If solar power technology is not suitable for widespread adoption, or if the solar power industry experiences a shortage of key inputs, such as polysilicon, the profitability of solar power-producing projects may decrease, which may result in slower growth in the solar power market than we anticipate.

We expect initially to focus on solar energy projects and businesses because of, among other things, the rapid growth over the past decade in the market for solar installation and generation. However, the extent to which solar power will be widely adopted is uncertain. If photovoltaic technology proves unsuitable for widespread adoption or if demand for solar modules fails to develop sufficiently, our solar power-producing projects may not be as profitable as we estimate and as a result, we may be unable to grow our business.

In addition, solar power companies depend on certain technologies and key inputs, such as polysilicon. If the solar power industry experiences shortages of these technologies and key inputs, profitability of the solar businesses in which we invest may be negatively impacted due to the resulting increase in prices of these technologies and key inputs. In addition, increases in polysilicon prices have in the past increased manufacturing costs for solar power producers and may impact manufacturing costs and net income or cause a shortage of polysilicon in the future. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector may cause a shortage. To the extent a shortage results in these types of technologies and key inputs due to price increases, the solar power market may experience slower growth than we anticipate.

The reduction or elimination of government and economic incentives for solar power production could affect the financial results of our projects that produce solar power.

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the electric utility network or sold to a utility under tariff, depends in part on the availability and size of government and economic incentives. The reduction or elimination of government and economic incentives would adversely affect the growth of this market or result in increased price competition, either of which could cause solar power producers’ revenue to decline and harm their financial results.

Our solar power projects may not be able to compete successfully and may lose or be unable to gain market share.

Solar power producers also compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. In the large-scale on-grid solar power systems market, our solar power projects will face direct competition from a number of companies that manufacture, distribute, or install solar power systems.

The operating results of the projects in which we invest that produce solar power may be negatively affected by a number of other factors.

In addition to shortages of technologies and key inputs and changes in governmental policies, the results of the projects in which we invest that produce solar power can be affected by a variety of factors, including the following:

•	the average selling price of solar cells, solar panels and solar power systems;

•	a decrease in the availability, pricing and timeliness of delivery of raw materials and components, particularly solar panels and components, including steel, necessary for solar power systems to function;

•	the rate and cost at which solar power producers are able to expand their manufacturing and product assembly capacity to meet customer demand, including costs and timing of adding personnel;

•	construction cost overruns, including those associated with the introduction of new products;

•	the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions;

•	unplanned additional expenses such as manufacturing failures, defects or downtime;

•	acquisition and investment related costs;

•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•	changes in manufacturing costs;

•	the availability, pricing and timeliness of delivery of products necessary for solar power products to operate;

•	changes in electric rates due to changes in fossil fuel prices;

•	the lack of a viable secondary market for positions in solar energy projects; and

•	the ability of a solar energy project to generate cash and pay yield substantially depends on power generation. This depends on continuing productive capability of the solar energy hardware, including proper operations and maintenance of the solar energy hardware and fair sunlight for the life of the investment.

If wind conditions are unfavorable or below our estimates on any of our wind projects, the electricity production on such project and therefore, our income, may be substantially below our estimates.

The financial performance of our projects that produce wind energy will be dependent upon the availability of wind resources. The strength and consistency of wind resources at wind projects will vary. Weather patterns could change or the historical data could prove to be an inaccurate reflection of the strength and consistency of the wind in the future. If wind resources are insufficient, the assumptions underlying the economic feasibility about the amount of electricity to be generated by wind projects will not be met and the project’s income and cash flows will be adversely impacted. Wind-producing projects and our evaluations of wind projects will be based on assumptions about certain conditions that may exist and events that may occur in the future. A number of additional factors may cause the wind resource and energy capture at wind projects to differ, possibly materially, from those initially assumed by the project’s management, including: the limited time period over which the site-specific wind data were collected; the potential lack of close correlation between site-specific wind data and the longer-term regional wind data; inaccurate assumptions related to wake losses and wind shear; the limitations in the accuracy with which anemometers measure wind speed; the inherent variability of wind speeds; the lack of independent verification of the turbine power curve provided by the manufacturer; the potential impact of global warming and other climatic factors, including icing and soiling of wind turbines; the potential impact of topographical variations, turbine placement and local conditions, including vegetation; the power delivery schedule being subject to uncertainty; the inherent uncertainty associated with the use of models, in particular future-oriented models; and the potential for electricity losses to occur before delivery.

Furthermore, a project’s wind resources may be insufficient for them to become and remain profitable. Wind is naturally variable. The level of electricity production at any of our wind projects, therefore, will also be variable. If there are insufficient wind resources at a project site due to variability, the assumptions underlying the company’s belief about the amount of electricity to be generated by the wind project will not be met. Accordingly, there is no assurance that a project’s wind resources will be sufficient for it to become or remain profitable.

If our wind energy production assessments turn out to be wrong, our wind energy projects could suffer a number of material adverse consequences, including:

•	our wind energy production and sales for the project may be significantly lower than we predict;

•	our hedging arrangements may be ineffective or more costly;

•	we may not produce sufficient energy to meet our commitments to sell electricity or RECs and, as a result, we may have to buy electricity or RECs on the open market to cover our obligations or pay damages; and

•	our projects may not generate sufficient cash flow to make payments of principal and interest as they become due on the debt we provided on the project, and we may have difficulty refinancing such debt.

Risks Related to Debt Financing

The base management fee payable to GCM increases with the use of leverage and thus, GCM will have a financial incentive to incur leverage; however, if we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our members, and result in losses.

We may use leverage to finance our investments. At such time when the net proceeds from this offering have been fully invested, we expect that we will generally target a leverage ratio of up to $2 of debt for every $1 of equity on our overall portfolio, with individual allocations of leverage based on the mix of asset types and obligors; however, we will in no event exceed a leverage ratio of $3 of debt for every $1 of equity, unless any excess is approved by a majority of our independent directors. The amount of leverage that we employ will depend on our advisor’s assessment of market and other factors at the time of any proposed borrowing. Our LLC Agreement does not impose limits on the amount of leverage we may employ. There can be no assurance that leveraged financing will be available to us on attractive terms or at all. The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our shares. If the value of our assets decreases, leveraging would cause such value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our members. In addition, we and our members will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fees payable to the advisor. Furthermore, as we expect that the base management fee payable to GCM will be payable based on the average of the values of our gross assets for each day of the prior month, including those assets acquired through the use of leverage, GCM will have a financial incentive to incur leverage, which may not be consistent with our members’ interests. The Incentive Distribution, to which the Special Unitholder, an affiliate of our advisor, may be entitled, may encourage our advisor to use leverage to increase the return on our portfolio, in the construction of additional projects.

No portion of the net worth of our sponsor and its affiliates will be available to us to satisfy our liabilities or other obligations. As a result, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale, at significantly depressed prices in some cases due to market conditions or otherwise, to satisfy the obligations. Such liquidations and sales may result in losses.

We will be exposed to risks associated with changes in interest rates.

To the extent we borrow to finance our investments, we will be subject to financial market risks, including changes in interest rates. An increase in interest rates would make it more expensive to use debt for our financing needs.

When we borrow, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we employ those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to This Offering and Our Shares

The offering prices will change on a quarterly basis and investors will purchase shares at the offering price that is effective at the time they submit their subscriptions.

The offering prices for our classes of shares will change on a quarterly basis and investors will need to determine the price by checking our website at www.greenbackerrenewableenergy.com or reading a supplement to our prospectus. Investors will purchase shares at the offering price that is effective at the time they submit their subscriptions. In addition, if there are issues processing an investor’s subscription, the offering price may change prior to the acceptance of such subscription; however, such investor will purchase shares subscribed for at the price that was effective at the time such investor submitted his or her subscription to our dealer manager and not at the newly changed offering price.

Purchases of our Class A shares by our directors, officers and other affiliates in this offering should not influence the investment decisions of independent, unaffiliated investors.

Purchases of Class A shares by our advisor and its affiliates, our directors, officers and other affiliated persons and entities will be included for purposes of determining whether we have satisfied the minimum offering requirement. However, there are no written or other binding commitments with respect to the acquisition of Class A shares by these parties, and there can be no assurance as to the amount, if any, of Class A shares these parties may acquire in the offering. Any shares purchased by directors, officers and other affiliates of ours will be purchased for investment purposes only. The investment decisions made by any such directors, officers or affiliates should not influence your decision to invest in our shares, and you should make your own independent investment decision concerning the risks and benefits of an investment in our shares.

Since this is a “best-efforts” offering, there is neither any requirement, nor any assurance, that more than the minimum offering amount will be raised.

This is a “best-efforts,” as opposed to a “firm commitment” offering. This means that the dealer manager is not obligated to purchase any shares, but has only agreed to use its “best efforts” to sell the shares to investors. So long as the minimum offering requirement is met, other than proceeds from subscriptions from Pennsylvania and Washington residents, these proceeds may be released from escrow to us and used by us for acquisitions, operations and the other purposes described generally herein.

There is no requirement that any shares above the minimum offering requirement be sold, and there is no assurance that any shares above the minimum offering requirement will be sold. Thus, aggregate gross proceeds from the offering could be as low as $2.0 million. This would result in a relatively small amount of net offering proceeds available for investment and would limit flexibility in implementation of our business plans and result in minimal, if any, diversification in our investments.

As a general matter, at any point during the offering of our shares after the minimum offering requirement is met, there can be no assurance that more shares will be sold than have already been sold. Accordingly, investors purchasing such shares should not assume that the number of shares sold, or gross offering proceeds received, by us will be greater than the number of shares sold or the gross offering proceeds received by us to that point in time. No investor should assume that we will sell the maximum offering, or any other particular offering amount.

If we are unable to raise substantially more than the minimum offering requirement, we will be limited in the number and type of investments we may make, and the value of your investment in us will fluctuate with the performance of the target assets we acquire.

This offering is being made on a “best efforts” basis, whereby the brokers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in this offering may be substantially less than the amount we would need to achieve a broadly diversified portfolio of our target assets. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of target assets. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

The shares sold in this offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if you purchase shares in this offering, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares.

The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Your ability to transfer your shares is limited. Pursuant to our LLC Agreement, we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a member. Moreover, you should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit your ability to sell your shares to us, and we may amend, suspend or terminate our share repurchase program without giving you advance notice. In particular, the share repurchase program provides that we may make repurchase offers only if we have sufficient funds available for repurchase and to the extent the total number of shares for which repurchase is requested in any fiscal quarter does not exceed 5% of our weighted average number of outstanding shares in any 12-month period. In addition, we will limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of our assets. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. The shares should be purchased as a long-term investment only.

We intend to explore a potential liquidity event for our members within five years following the completion of our offering stage, which may include follow-on offerings after completion of this offering. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that our board of directors, in the exercise of its fiduciary duty to our members, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in the best interests of our members. A liquidity event could include, but shall not be limited to, (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, (2) a listing of our shares, or a transaction in which our members receive shares of a company that is listed, on a national securities exchange or (3) a merger or another transaction approved by our board of directors in which our members will receive cash or shares of a publicly traded company.

In making the decision to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for our members. In making a determination of what type of liquidity event is in the best interest of our members, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our shares, internal management requirements to become a perpetual life company and the potential for member liquidity. If our shares are listed, we cannot assure you a public trading market will develop. Since a portion of the offering price from the sale of shares in this offering will be used to pay expenses and fees, the full offering price paid by members will not be invested in our target assets. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital.

We established the offering price for our shares on an arbitrary basis, and the offering price may not accurately reflect the value of our assets.

The price of our shares was established on an arbitrary basis and is not based on the amount or nature of our assets or our book value. This price may not be indicative of the price at which shares would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a member would receive if we were liquidated or dissolved or of the value of our portfolio at the time you purchase shares.

Moreover, we will determine our net asset value each quarter commencing with the first full quarter after the minimum offering requirement is satisfied. If our net asset value per share on such valuation date increases above or decreases below our net proceeds per share, we will adjust the offering price of all classes of shares, effective five business days later, to ensure that after the effective date of the new offering prices the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below our net asset value per share on such valuation date. Future offering prices will take into consideration other factors such as selling commissions, dealer manager fees and organization and offering expenses so the offering price will not be the equivalent of the value of our assets.

Because the dealer manager is an affiliate of GCM, you will not have the benefit of an independent review of the offering or us customarily performed in underwritten offerings.

The dealer manager, SC Distributors, LLC, is an affiliate of GCM, and will not make an independent review of us or the offering. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of this offering. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of this offering. Further, the due diligence investigation of us by the dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our shares relative to publicly traded companies.

Our dealer manager has limited experience in public offerings, which may affect the amount of funds it raises in this offering and our ability to achieve our investment objectives.

Our dealer manager, SC Distributors, LLC, was formed in March 2009 and has limited experience conducting any other public offerings such as this. This lack of experience may affect the way in which our dealer manager conducts this offering. In addition, because this is a “best efforts” offering, we may not raise proceeds in this offering sufficient to meet our investment objectives.

The success of this offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our dealer manager to establish and maintain a network of licensed securities brokers-dealers and other agents. SC Distributors, LLC will serve as the dealer manager in this offering. There is therefore no assurance that it will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a diversified portfolio of investments. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through this offering to implement our investment strategy. As a result, we may be unable to achieve our investment objectives, and you could lose some or all of the value of your investment.

We may be unable to invest a significant portion of the net proceeds of this offering on acceptable terms in the timeframe contemplated herein.

Delays in investing the net proceeds of this offering may impair our performance. We cannot assure you that we will be able to identify any investment opportunities that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of this offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

During the period after the minimum offering requirement is met and before we have raised sufficient funds to invest the proceeds of this offering in securities and/or projects meeting our investment objectives and providing sufficient diversification of our portfolio, we will invest the net proceeds of this offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Potential investors in this offering do not have preemptive rights to any shares we issue in the future. Our LLC Agreement authorizes us to issue 400,000,000 shares. Pursuant to our LLC Agreement, a majority of our entire board of directors may amend our LLC Agreement from time to time to increase or decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without member approval. After your purchase in this offering, we may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors, GCM and/or employees of GCM. To the extent we issue additional equity interests after your purchase in this offering, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

You will experience substantial dilution in the net tangible book value of your shares equal to the offering costs associated with your shares.

If you purchase our shares in this offering, you will incur immediate dilution, which will be substantial, equal to the costs of the offering associated with your shares. This means that the investors who purchase shares will pay a price per share that substantially exceeds the per share value of our assets after subtracting our liabilities. The costs of this offering are currently unknown and cannot be precisely estimated at this time.

Anti-takeover provisions in our LLC Agreement could inhibit a change in control.

Provisions in our LLC Agreement may make it more difficult and expensive for a third party to acquire control of us, even if a change of control would be beneficial to our shares. Under our LLC Agreement, which will be in effect at the commencement of this offering, our shares have only limited voting rights on matters affecting our business and therefore have limited ability to influence management’s decisions regarding our business. In addition, our LLC Agreement contains a number of provisions that could make it more difficult for a third party to acquire, or may discourage a third party from acquiring control of our company. These provisions include:

•	restrictions on our ability to enter into certain transactions with major holders of our shares modeled on the limitation contained in Section 203 of the Delaware General Corporation Law, or the DGCL;

•	allowing only the company’s board of directors to fill vacancies, including newly created directorships;

•	requiring that directors may be removed, with or without cause, only by a vote of a majority of the issued and outstanding shares;

•	requiring advance notice for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by holders of our shares at a meeting of members;

•	our ability to issue additional securities, including securities that may have preferences or are otherwise senior in priority to our shares; and

•	limitations on the ability of holders of our shares to call special meetings of holders of our shares.

Moreover, our LLC Agreement also prohibits any person from beneficially or constructively owning, as determined by applying certain attribution rules of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, our shares that would result in GREC being a “closely held C corporation” under Section 465(a)(1)(B) of the Internal Revenue Code. The ownership limits imposed under the Internal Revenue Code are based upon direct or indirect ownership by individuals (as defined in the Internal Revenue Code to include certain entities), but only during the last half of a tax year. The ownership limits contained in our LLC Agreement are based on the ownership at any time by any person, which term includes entities. These ownership limitations in our LLC Agreement are intended to provide added assurance that GREC will not be classified as a closely held C corporation, and to minimize administrative burdens. However, the ownership limit on our shares might also delay or prevent a transaction or a change in our control that might involve a premium price over the then current NAV of our shares or otherwise be in the best interest of our members.

Risks Related to Tax

Members may realize taxable income without cash distributions, and may have to use funds from other sources to fund tax liabilities.

Because we will be taxed as a partnership for U.S. federal income tax purposes, members may realize taxable income in excess of cash distributions by us. There can be no assurance that we will pay distributions at a specific rate or at all. As a result, members may have to use funds from other sources to pay their tax liability.

In addition, the payment of the distribution fee over time with respect to the Class C shares will be deemed to be paid from cash distributions that would otherwise be distributable to the holders of Class C shares. Accordingly, the holders of Class C shares will receive a lower cash distribution to the extent of such Class C holder’s obligation to pay such fees. Because the payment of such fees is not a deductible expense for tax purposes, the taxable income of the company allocable to the holders of Class C shares may, therefore, exceed the amount of cash distributions made to the Class C holders.

The U.S. Internal Revenue Service (“IRS”) could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the shares if the IRS does not accept the assumptions or conventions utilized by us.

U.S. federal income tax rules applicable to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. We apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to members in a manner that reflects members’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Treasury regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the Internal Revenue Code or the Treasury regulations promulgated thereunder and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to investors.

If we were to become taxable as a corporation for U.S. federal income tax purposes, we would be required to pay income tax at corporate rates on our net income and distributions by us to members would constitute dividend income taxable to such members, to the extent of our earnings and profits.

We have received the opinion of Clifford Chance US LLP to the effect that, although the matter is not free from doubt due to the lack of clear guidance and direct authority, our proposed method of operation, as described herein and as represented by us to Clifford Chance US LLP will permit us to not be classified for U.S. federal income tax purposes as an association or a publicly traded partnership taxable as a corporation. Members should be aware that opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not challenge the conclusions set forth in such opinion. It must be emphasized that the opinion of Clifford Chance US LLP is based on various assumptions relating to our organization, operation, assets and activities, and that all factual representations and statements set forth in all relevant documents, records and instruments are true and correct, all actions described herein are completed in a timely fashion and that we will at all times operate in accordance with the method of operation described in our LLC Agreement and herein, and is conditioned upon factual representations and covenants made by us, and our board of directors regarding our organization, operation, assets, activities, and conduct of our operations, and assumes that such representations and covenants are accurate and complete. Such representations include, as discussed further below, representations to the effect that we will meet the “qualifying income exception”.

While it is expected that we will operate so that we will qualify to be treated for U.S. federal income tax purposes as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities we are undertaking and the possibility of future changes in its circumstances, it is possible that we will not so qualify for any particular year. Clifford Chance US LLP has no obligation to advise us or our members of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Our taxation as a partnership will depend on our ability to meet, on a continuing basis, through actual operating results, the “qualifying income exception.” We expect to satisfy this exception by ensuring that most of our investments that do not generate “qualifying income” are held through taxable corporate subsidiaries. However, we may not properly identify income as “qualifying,” and our compliance with the “qualifying income exception” will not be reviewed by Clifford Chance US LLP on an on-going basis. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy the qualifying income exception.

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

While it is expected that we will operate so that we will qualify to be treated for U.S. federal income tax purposes as a partnership, we expect that a significant portion of our investments will not generate “qualifying income” and that we will conduct a significant portion of our operations through GREC, a wholly owned subsidiary treated as a C corporation for U.S. federal income tax purposes and subject to U.S. federal income tax on its net income. Conducting our operations through GREC will allow us to effectively utilize tax incentives generated from projects in which we hold controlling equity stakes to reduce the taxable income generated by our other investments through tax incentives that are better utilized by C-corporations than other forms of entities. Because a significant portion of our investments will be held through GREC, the tax benefit of our being a partnership for U.S. federal income tax purposes will be limited to the income generated by the investments that we directly hold.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 369 Lexington Avenue, Suite 312, New York, NY 10017. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

ITEM 3. LEGAL PROCEEDINGS

None of us, GCM, or the Administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against GCM or the Administrator.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

The Company’s Class A, Class C and Class I shares are not listed or traded on any recognized securities exchange. The net asset value of all Class A shares issued to date has been $10.00. No Class C or Class I shares have been issued as of December 31, 2013.

HOLDERS

As of December 31, 2013, the Company has issued 20,100 Class A shares to GCM and 100 Class A shares to an affiliate of GCM.

DIVIDENDS

No cash distributions, including dividends and returns of capital, if any, have been declared by the Company’s board of directors since inception.

PERFORMANCE GRAPH

Not applicable.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2013, the Company issued 20,000 Class A shares to GCM in an unregistered sale of securities.

ISSUER PURCHASES OF EQUITY SECURITIES

For the year ended December 31, 2013, the Company did not repurchase any of its common stock in the open market.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company as of and for the year ended December 31, 2013 and for the period ended December 31, 2012 are derived from our financial statements that have been audited by KPMG, our independent registered public accounting firm. This financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report:

	December 31, 2013	December 31, 2012
ASSETS
Cash	$202,000	$2,000

Total assets	$202,000	$2,000

LIABILITIES
Total liabilities	$—	$—

MEMBERS’ EQUITY (NET ASSETS)	$202,000	$2,000

Shares Outstanding
Class A	20,200	200
Class C	—	—
Class I	—	—

Net asset value per share
Class A	$10.000	$10.000
Class C	—	—
Class I	—	—

Under our Expense Reimbursement Agreement with GCM, approximately $42,500 in pre operating expenses have been assumed by GCM on behalf of the Company. Upon commencement of operations, these expenses will be charged to us subject to the expense limitations under this Expense Reimbursement Agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Various statements in this annual report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, our advisor’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under “Risk Factors” and elsewhere in this report. All forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:

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

Overview

Greenbacker Renewable Energy Company LLC, a limited liability company formed in Delaware on December 4, 2012, is an energy company that intends to acquire income-generating renewable energy and energy efficiency and sustainable development projects and other energy-related businesses as well as finance the construction and/or operation of these projects and businesses. We are managed and advised by GCM, a renewable energy, energy efficiency, sustainability and other energy related project acquisition, consulting and development company that intends to register as an investment adviser under the Advisers Act no later than it is required to do so pursuant to the Advisers Act. We will also engage Greenbacker Administration to provide the administrative services necessary for us to operate.

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

We were formed as a Delaware limited liability company on December 4, 2012. We will conduct a significant portion of our operations through GREC, of which we are the sole shareholder, holding both shares of common stock and the special preferred stock. We intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act. As of December 31, 2013, we have not commenced any operations other than organizing our company. The Advisor was issued 100 Class A Shares on December 11, 2012 and another 20,000 on October 1, 2013. Other than the $201,000 contributed by our advisor and $1,000 contributed by the initial member we currently have no assets as of December 31, 2013. We are not a blank check company within the meaning of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”) and have no specific intent to engage in a merger or acquisition in the next 12 months.

On March 28, 2014, the Company had reached the $2.0 million minimum offering proceeds required to break escrow and began operations with GCM acting as the external manager of GREC as of April 25, 2014.

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

Critical Accounting Policies and Use of Estimates

The following discussion addresses the initial accounting policies utilized based on our initial operations. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based will be reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we continue to implement our business and operating strategy. The material accounting policies and estimates that we initially expect to be most critical to an investor’s understanding of our financial results and condition, as well as those that require complex judgment decisions by our management, are discussed below.

Basis of Presentation

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties.

Although we are organized and intend to conduct our business in a manner so that we are not required to register as an investment company under the Investment Company Act, our financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies, or ASC Topic 946. Overall, we believe that the use of investment company accounting makes our financial statements more useful to investors and other financial statement users since it will allow a more appropriate basis of comparison to other entities with similar investment objectives.

Investment Classification

We classify our investments by level of control. “Control Investments” are investments in companies in which we own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors. “Affiliate Investments” are investments in companies in which we own 5% or more and less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are investments that are neither Control Investments nor Affiliate Investments. Because our financial statements are prepared in accordance with ASC Topic 946, we will not consolidate companies in which we have Control Investments nor will we apply the equity method of accounting to our Control Investments or Affiliate Investments.

Valuation of Investments

Our advisor and independent valuation firm, subject to the review and approval of the board of directors, is ultimately responsible for the determination, in good faith, of the fair value of investments. In that regard, the Advisor has established policies and procedures which have been reviewed and approved by our Board of Directors, to estimate the fair value of our investments which are detailed below. Any changes to these policies and procedures are required to be approved by our board of directors, including a majority of our independent directors.

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

3. the audit committee of our board of directors reviews and discusses the preliminary valuation prepared by GCM and the report of the independent valuation firm, if any; and

4. our board of directors reviews the valuations and approves the fair value of each investment in our portfolio in good faith based by GCM.

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

Our board of directors has approved the selection of an independent valuation firm to review our advisor’s valuation methodology and to work with our advisor and officers to provide additional inputs for consideration by our audit committee and to work directly with our full board of directors, at the board of directors’ request, with respect to the fair value of investments. For example, our board of directors may determine to engage more than one independent valuation firm in circumstances in which specific expertise of a particular asset or asset class is needed in connection with the valuation of an investment. In addition, GCM will recommend to our board of directors that one quarter of our investments be valued by an independent valuation firm each quarter, on a rotating quarterly basis. Accordingly, each such investment would be reviewed by an independent valuation firm at least once per year.

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

Calculation of Net Asset Value

Our net asset value will be calculated and published on a quarterly basis commencing on June 30, 2014, the first full quarter after the minimum offering requirement was satisfied. We will calculate our net asset value per share by subtracting all liabilities from the total carrying amount of our assets, which includes the fair value of our investments, and dividing the result by the total number of outstanding shares on the date of valuation. For purposes of calculating our net asset value, we expect to carry all liabilities at cost.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

We measure realized gains or losses by the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Organization Costs

Organization costs will be expensed on the Company’s statement of operations as incurred.

Offering Costs

Offering costs include all costs to be paid by the Company in connection with the Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s escrow holder, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the Offering and marketing process, and preparing supplemental sales materials, holding educational conferences, and attending retail seminars conducted by broker-dealers. When recognized by the Company, offering costs, will be recognized as a reduction of the proceeds from the Offering. The company had previously disclosed that its policy was to defer offering costs and recognize these costs as an expense over a 12 month period.

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

While it is expected that we will operate so that we will qualify to be treated for U.S. federal income tax purposes as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities we are undertaking and the possibility of future changes in its circumstances, it is possible that we will not so qualify for any particular year. Clifford Chance US LLP has no obligation to advise us or our members of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Our taxation as a partnership will depend on our ability to meet, on a continuing basis, through actual operating results, the “qualifying income exception.” We expect to satisfy this exception by ensuring that most of our investments that do not generate “qualifying income” are held through taxable corporate subsidiaries. However, we may not properly identify income as “qualifying,” and our compliance with the “qualifying income exception” will not be reviewed Clifford Chance US LLP on an on-going basis. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy the qualifying income exception.

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

While it is expected that we will operate so that we will qualify to be treated for U.S. federal income tax purposes as a partnership, we expect that a significant portion of our investments will not generate “qualifying income” and that we will conduct a significant portion of our operations through GREC, a wholly owned subsidiary treated as a C corporation for U.S. federal income tax purposes and subject to U.S. federal income tax on its net income. Conducting our operations through GREC will allow us to effectively utilize tax incentives generated from projects in which we hold controlling equity stakes to reduce the taxable income generated by our other investments through tax incentives that are better utilized by C-corporations than other forms of entities. Because a significant portion of our investments will be held through GREC, the tax benefit of our being a partnership for U.S. federal income tax purposes will be limited to the income generated by the investments that the LLC directly holds.

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

Recently Issued Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update No.2013-08, Financial Services – Investment Companies (Topic 946), Amendments to the Scope, Measurement, and Disclosure Requirements (“Update No.2013 -08”). Update 2013-08 was issued to clarify practice issues on whether certain entities are investment companies and when specialized industry-specific accounting should be used. While the guidance in Update 2013-08 is effective for periods beginning after December 15, 2013, the Company has analyzed this guidance and has determined that utilization of the accounting methods in Topic 946 continue to be appropriate for the Company.

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

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

•	the last day of the fiscal year following the fifth anniversary of the completion of this offering;

•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

•	the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates as of the last day of our most recently completed second fiscal quarter, (ii) been a public company for at least 12 months and (iii) filed at least one annual report with the SEC. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

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

Results of Operations

As of December 31, 2013, the Company has not commenced any significant operations because we are in our organizational stage. Under our Expense Reimbursement Agreement with GCM, approximately $42,500 in pre operating expenses was assumed by GCM on behalf of the Company for the year ended December 31, 2013. On March 28, 2014, we had satisfied the minimum offering requirements and on April 25, 2014, commenced operations. Since we have commenced operations, pre-operating expenses that were previously assumed by GCM become subject to the Expense Reimbursement Agreement including the Maximum Rates for reimbursement. We will recognize these pre-operating expenses as expenses in the Statement of Operations when we become obligated to reimburse GCM for these amounts under the Expense Reimbursement Agreement.

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

Expenses. As a company managed by an affiliated, third party advisor, our primary operating expenses will be the expenses associated with base management fees payable under the advisory agreement, other administrative operating expenses including payments under the administration agreement and interest payable on our borrowings.

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

Liquidity And Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments fund and maintain our assets and operations, repay borrowings, make distributions to our members and other general business needs. We will use significant cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash will generally consist of:

•	the net proceeds of this offering;

•	dividends, fees, and interest earned from our portfolio of investments, as a result of, among other things, cash flows from a project’s power sales;

•	proceeds from sales of assets and capital repayments from investments;

•	financing fees, retainers and structuring fees;

•	incentives and payments from federal, state and/or municipal governments; and

•	potential borrowing capacity under future financing sources.

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

Contractual Obligations

GCM, a private firm that intends to register as an investment adviser under the Advisers Act, serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us. The advisory agreement was previously approved by our board of directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for a period of one year from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of our independent directors.

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

Pursuant to an advisory agreement, we pay GCM a base management fee for advisory and management services. The base management fee is calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee is payable monthly in arrears. The base management fee is calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. GCM may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a deferred fee not taken as to any period will be deferred without interest and may be taken in any other period prior to the occurrence of a liquidity event as GCM may determine in its sole discretion.

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

As of the date hereof, Greenbacker Administration has delegated certain of its administrative functions to US Bank. Greenbacker Administration may enter into similar arrangements with other third party administrators, including with respect to cash management and fund accounting services. In the future, Greenbacker Administration may perform certain asset management and oversight services, as well as asset accounting and administrative services, for the Company. It is anticipated, however, that Greenbacker Administration will delegate such administrative functions to third parties in order to recognize certain operational efficiencies for the benefit of the company.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

Subject to the board of directors’ review and approval and applicable legal restrictions, we intend to authorize and declare distributions on a quarterly basis and pay distributions on a monthly basis. We will calculate each member’s specific distribution amount for the period using record and declaration dates, and each member’s distributions will begin to accrue on the date we accept each member’s subscription for shares. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our board of directors. Distributions will be made on all classes of our shares at the same time. The cash distributions with respect to the Class C shares will be lower than the cash distributions with respect to Class A and Class I shares because of the distribution fee relating to Class C shares, which will be allocated as a Class C specific expense. Amounts distributed to each class will be allocated among the holders of our shares in such class in proportion to their shares.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following qualitative disclosures regarding our market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how we, along with our Advisor, manage our primary market risk exposures, constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our primary market risk exposures as well as the strategies used and to be used by the Advisor managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of our risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to our risk exposures and risk management strategies. There can be no assurance that our current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the shares.

We anticipate that our primary market risks will be related to commodity prices, the credit quality of our counterparties and project companies and market interest rates. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to member’s to realize attractive returns through ownership of our shares.

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

Changes in government incentives. Retrospective changes in the levels of government incentives may have a negative impact on current investments. Prospective changes in the levels of government incentives may impact the relative attractiveness of future investments in various renewable energy projects, which could make it difficult for GCM to find suitable investments in the sector.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Greenbacker Renewable Energy Company LLC:

We have audited the accompanying consolidated statements of assets and liabilities of Greenbacker Renewable Energy Company LLC and subsidiary (a development stage entity) as of December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of assets and liabilities is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of assets and liabilities. An audit of a statement of assets and liabilities also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement of assets and liabilities presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated statements of assets and liabilities referred to above present fairly, in all material respects, the financial position of Greenbacker Renewable Energy Company LLC and subsidiary (a development stage entity) as of December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

April 28, 2014

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2013	December 31, 2012
ASSETS
Cash	$202,000	$2,000

Total assets	$202,000	$2,000

LIABILITIES
Total liabilities	$—	$—

MEMBERS’ EQUITY (NET ASSETS)	$202,000	$2,000

Shares Outstanding
Class A	20,200	200
Class C	—	—
Class I	—	—

Net asset value per share
Class A	$10.000	$10.000
Class C	—	—
Class I	—	—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED NOTES TO CONSILIDATED FINANCIAL STATEMENTS

December 31, 2013

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

There is no requirement or assurance that any shares above the minimum share offering requirement of $2.0 million will be sold. Thus, aggregate gross proceeds from the share offering could be as low as $2.0 million. An inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross revenue and income, and our ability to make distributions could be adversely affected. If we are unable to raise substantially more that the minimum offering proceeds, we will be thinly capitalized, our flexibility to implement the Company’s business plans may be adversely affected and would result in minimal, if any, diversification in the Company’s investments.

As of December 31, 2013, the Company has issued 20,100 Class A shares to its advisor and 100 Class A shares to an affiliate of its advisor.

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

While the Advisor has identified certain renewable energy projects that are suitable for the Company under its investment guidelines, the Company has not purchased, contracted to purchase, or deemed acquisition of any investments as probable as of December 31, 2013 and December 31, 2012.

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

Statement of Operations and Cash Flows

The statement of operations and cash flows have been omitted from these financial statements as the Company has not started operations as of December 31, 2013. The Company’s organization and offering costs through December 31, 2013, as well as any preoperational expenses, have been paid for by the Advisor (refer to the discussion under heading Organizational and Offering Costs). For the year ended December 31, 2013, the Company incurred approximately $42,500 in preoperational expenses, which were assumed by the Adviser. The costs paid for by the Advisor are not recognized in the consolidated statement of operations of the Company because such costs do not become an obligation of the Company until the minimum number of shares is sold, the Company commences operations, and the amounts become reimbursable to the Advisor in accordance with the Expense Assumption and Reimbursement Agreement These pre-operational expenses will be recognized as an expense in the consolidated statement of operations when the Company becomes obligated to reimburse these amounts to the Advisor.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in any such accounts.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash as of December 31, 2013 and, 2012.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is an exchange price notion under which fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability

The Advisor has established procedures to estimate the fair value of its investments which the Company’s Board of Directors (the “Board”) has reviewed and approved. The Company will use observable market data to estimate the fair value of investments to the extent that market data is available. In the absence of quoted market prices in active markets, or quoted market prices for similar assets or in markets that are not active, the Company will use the valuation methodologies described below with unobservable data based on the best available information in the circumstances, which incorporates the Company’s assumptions about the factors that a market participant would use to value the asset.

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

Calculation of Net Asset Value

Net asset value (“NAV”) by class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. NAV per share is calculated by dividing NAV for each class by the total number of outstanding common shares for that class on the reporting date.

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

If the Company does not raise the minimum amount of the Offering of $2,000,000, the Company will terminate the Offering and the Advisor will not be reimbursed for O&O costs. The costs incurred by the Advisor are not recognized in the consolidated statement of assets and liabilities of the Company because such costs are not a liability of the Company until the minimum number of shares is sold. Such costs are then recognized as a liability of the Company to the extent that the Company is obligated to reimburse the Advisor, subject to the 15% of gross offering proceeds limitation described above. When recognized by the Company, organizational costs will be expensed and offering costs, excluding selling commissions and dealer manager fees, will be recognized as a reduction of the proceeds from the Offering. The company had previously disclosed that its policy was to defer offering costs and recognize these costs as an expense over a 12-month period.

As of December 31, 2013, the Advisor has incurred approximately $3,960,000 of O&O costs on behalf of the Company. The O&O costs include $1,250,000 for formation services due to an affiliate of the Advisor of which $250,000 remains payable at December 31, 2013. As of December 31, 2012, the Advisor had incurred approximately $1,375,000 of O&O costs on behalf of the Company, including $500,000 incurred with an affiliate of the Advisor as a fee for providing formation services.

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

Note 3. Related Party Agreements And Transactions

The Company executed Advisory and Administration Agreements with the Advisor and the Administrator, respectively, as well as a Dealer Manager Agreement with the Dealer Manager, which entitles the Advisor, certain affiliates of the Advisor, and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the ongoing management of the Company as well as reimbursement of O&O costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain other operating costs incurred by the Advisor on behalf of the Company. The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor and “special unit”, refers to the special unit of limited liability company interest in GREC entitling the Special Unitholder to an incentive allocation and distribution. In addition, the Company and the Adviser entered into an Expense Reimbursement Agreement whereby the Advisor agrees to reimburse the Company for certain expenses above certain limits and be repaid when the Company’s expenses are reduced below that threshold. The fees and reimbursement obligations are as follows:

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	7% of gross offering proceeds from the sale of Class A shares and up to 3% of gross offering proceeds from the sale of Class C shares. No selling commission will be paid with respect to Class I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker-dealers.

Dealer Manager Fee — Dealer Manager	2.75% of gross offering proceeds from the sale of Class A and Class C shares and 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The Dealer Manager may re-allow a portion of its dealer manager fee to selected broker-dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the Company will pay the Dealer Manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the NAV for the Class C shares for such day on a continuous basis from year to year. The Company will stop paying distribution fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this Offering, total underwriting compensation in this Offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The Dealer Manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers.

O&O costs — Advisor	The Company will reimburse the Advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the Company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the Company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. The Company has targeted an offering expense ratio of 1.5% for O&O costs.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the Advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the Advisor shall determine in its sole discretion.

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

Operating Expense and Expense Assumption and Reimbursement Agreement

The Company will reimburse the Advisor’s cost of providing administrative services, legal, accounting and printing. The Company will not reimburse the Advisor for the salaries and benefits to be paid to the named executive officers.

For the period beginning with the Company’s breaking of escrow and beginning operations on April 25, 2014, and ending December 31, 2014, Advisor shall assume operating expenses for the Company in an amount sufficient to keep total annual operating expenses (exclusive of interest, taxes dividend expense, borrowing costs, organizational and extraordinary expenses) of the Company (“Expenses”) at percentages of average net assets of such class for any calculation period no higher than (a) 6.0% for Class A shares, (b) 6.8% for Class C shares and (c) 6.0% for Class I shares (the “Maximum Rates”), and (ii) the Company shall reimburse Advisor, within 30 days of delivery of a request in proper form, for such Expenses, provided that such repayments do not cause the total Expenses attributable to a share class during the year of repayment to exceed the Maximum Rates. No repayments by the Company to Advisor shall be permitted after the earlier of (i) the Company’s offering has expired or is terminated or (ii) December 31, 2016. Furthermore, if the advisory agreement is terminated or not renewed, the Advisor will have no further obligation to limit expenses per the Expense Reimbursement Agreement and the Company will not have any further obligation to reimburse the Advisor for expenses not reimbursed as of the date of the termination.

Note 4. Members’ Equity

General

Pursuant to the terms of the LLC’s limited liability company agreement (the “LLC Agreement”), the LLC may issue up to 400,000,000 shares, of which 350,000,000 shares are designated as Class A, Class C, and Class I shares (collectively, common shares), and 50,000,000 are designated as preferred shares and one special unit. Each class of common shares will have the same voting rights. As of December 31, 2013, there were 20,200 Class A shares outstanding and no preferred shares.

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

The LLC Agreement authorizes the Board, without approval of any of the members, to increase the number of shares the Company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class of series of shares having such designations, preferences, right, power and duties as may be specified by the Board of Directors. The LLC Agreement also authorizes the Board, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the Board. In addition, the Company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. As of December 31, 2013 and December 31, 2012, none of the LLC’s preferred shares were issued and outstanding. The Special Unitholder will hold the special unit in the Company. Refer to Note 3 for the terms of the special unit.

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan (the “DRP”) through which the Company’s shareholders may elect to purchase additional shares with distributions from the Company rather than receiving the cash distributions. No shares are allocated for use in the DRP at December 31, 2013 and December 31, 2012. The Board may reallocate the shares between the Offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the Offering. During this Offering and until the first quarterly valuation of the assets is undertaken, the purchase price of shares purchased through the DRP will be $9.025 per share and, thereafter, at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP. At its discretion, the Board may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

Share Repurchase Program

As the Company’s shares are currently not intended to be currently listed on a national exchange, beginning 12 months after the minimum offering requirement is met, the Company intends to commence a share repurchase program (the “Share Repurchase Program”) pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold shares to sell shares back to the Company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The Company is not obligated to repurchase shares and the Board may terminate the share repurchase program at its sole discretion. The share repurchase program will include numerous restrictions that will limit a shareholders ability to sell shares. Unless the Board determines otherwise, the Company will limit the number of shares to be repurchased during any calendar year to the number of shares the Company can repurchase with the proceeds received from the sale of shares under the DRP. At the sole discretion of the Board, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the Company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters.

Note 5. Commitments and Contingencies

Commitments: The Company had no outstanding commitments as of December 31, 2013.

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

Note 6. Financial Highlights

The financial highlights have been omitted from these financial statements as the Company has not started operations as of December 31, 2013. The Company’s organization and offering costs through December 31, 2013, as well as any preoperational expenses, have been paid for by the Advisor.

Note 7. Subsequent Events

On March 28, 2014, the Company had reached the $2.0 million minimum offering proceeds required to break escrow and began operations as of April 25, 2014 with GCM acting as the external manager of GREC. As of April 25, 2014 GCM and affiliates owned 208,465 shares or 80.55% of the shares outstanding of the Company. In conjunction with the Company’s commencement of operations, GCM received an initial payment in the amount of $189,810 to reimburse GCM for advancement of O&O costs of which $16,266 was recognized as an expense and $173,544 was recognized as a reduction of offering proceeds.

There have been no additional subsequent events which occurred during such period that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2013.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

Disclosure Controls

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that the disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can only provide reasonable (but not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are overseen by our board of directors, as provided by our LLC Agreement and Delaware law. The board has retained GCM to manage our investment activities, under the direction of our board of directors the quarterly valuation of our assets and our financing arrangements, subject to the board’s supervision. The board of directors currently has an audit committee and a nominating and corporate governance committee, and may establish additional committees from time to time as necessary. Each director will serve until the next annual meeting of members and until his or her successor is duly elected. Although the number of directors may be increased or decreased, a decrease will not have the effect of shortening the term of any incumbent director. Any director may resign at any time and may be removed with or without cause by the members upon the affirmative vote of at least a majority of the votes entitled to be cast at a meeting called for the purpose of the proposed removal. The notice of the meeting shall indicate that the purpose, or one of the purposes, of the meeting is to determine if the director shall be removed.

A vacancy created by an increase in the number of directors or the death, resignation, removal, adjudicated incompetence or other incapacity of a director may be filled only by a vote of a majority of the remaining directors. As provided in our LLC Agreement, nominations of individuals to fill the vacancy of a board seat previously filled by an independent director will be made by the remaining independent directors.

Our board of directors consists of five members, a majority of whom are independent directors as such term is defined in NASDAQ Listing Rule 5605(a)(2). We are prohibited from making loans or extending credit, directly or indirectly, to our directors or executive officers under section 402 of the Sarbanes-Oxley Act of 2002.

Our board of directors serve in a fiduciary capacity to us and have a fiduciary duty to our members. This means that each director must perform his or her duties in good faith and in a manner that each director considers to be in our best interest and in the best interests of the members. Our board of directors has a fiduciary responsibility for the safekeeping and use of all of our funds and assets and will not employ or permit another to employ such funds or assets in any manner except for the exclusive benefit of us.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers. The biographical descriptions for each director include the specific experience, qualifications, attributes and skills that led to the conclusion by our board of directors that such person should serve as a director.

Name	Age	Position(s) Held with Us	Director/Executive Officer Since
David Sher	50	Director	2012
Charles Wheeler	53	Chief Executive Officer, President, and Director	2012
Richard C. Butt	58	Chief Financial Officer	2014
Kathleen Cuocolo	61	Independent Director	2013
Robert Herriott	44	Independent Director	2013
David M. Kastin	46	Independent Director	2013

David Sher has been a board member since our inception in December 2012. Mr. Sher has served as Chief Executive Officer and a Senior Managing Director of GCM and Greenbacker Group LLC since August 2012 (having previously served as a Managing Director of Greenbacker Group LLC since February 2011), as well as a member of GCM’s investment committee. He has also served as Chief Executive Officer and as a director of GREC since November 2011. Prior to joining our company, Mr. Sher was a senior adviser at Prospect Capital Corporation, a mezzanine debt and private equity firm that manages a publicly traded, closed-end, dividend-focused investment company, from June 2009 to January 2011. Prior to joining Prospect Capital, Mr. Sher was a serial entrepreneur founding a number of ventures in the financial services and brokerage industry. In 2002, Mr. Sher was a founder and Managing Director of ESP Technologies, a leading provider of financial software and services to institutional asset managers and hedge funds. In May of 2007, that company was sold to a group of investors. Prior to co-founding ESP, Mr. Sher was a founder and CEO of an online brokerage company, ElephantX dot com Inc. Additionally, in September 1997, he co-founded, developed and managed Lafayette Capital Management LLC, a statistical arbitrage hedge fund. Mr. Sher also spent six years at Bear Stearns where he developed trading ideas and strategies for correspondent clearing customers from 1991 to 1997.

Mr. Sher holds a Masters of International Affairs from Columbia University and Bachelor of Arts in Political Science from Rutgers University. Mr. Sher is the brother of Robert Sher.

Mr. Sher was selected to serve as a director because he is our advisor’s Chief Executive Officer and has over 20 years of executive experience in various areas, having previously served as founder and CEO of several companies, including two broker-dealers. He has substantial private equity and investing experience involving originated loan transactions, including serving as a senior adviser at Prospect Capital Corporation, a publicly traded business development company (NASDAQ: PSEC). He also has experience working in the renewable energy sector, including a transaction involving the proposed sale of a 28MW biomass power plant to a private equity firm. David Sher is the brother of Robert Sher, a Managing Director of GCM.

Charles Wheeler has served as our Chief Executive Officer, President, and as a board member since our inception in December 2012. Mr. Wheeler has also served as a Senior Managing Director of GCM and Greenbacker Group LLC since August 2012 (having previously served as a Managing Director of Greenbacker Group LLC since August 2011), and as President and a director of GREC since November 2011. Mr. Wheeler is a veteran of the investment banking industry having spent 24 years, from 1987 to January 2011, with the Macquarie Group, one of Australia’s leading investment banks. During that time, Mr. Wheeler held several senior positions with the Macquarie Group, including Head of Financial Products for North America from 2007 to January 2009 and Head of Renewables for North America from September 2007 to December 2010. From 1998 to August 2007, Mr. Wheeler was a Director of the Financial Products Group at Macquarie in Australia with responsibility for the development, distribution and ongoing management of a wide variety of retail financial products, including Real Estate Investment Trusts (“REITs”), infrastructure bonds, international investment trusts and diversified domestic investment trusts. Prior to joining Macquarie, Mr. Wheeler was a tax manager with Touche Ross & Co. in Australia (which was merged into KPMG in Australia).

Mr. Wheeler holds a Bachelor of Economics from Sydney University and is a member of the Institute of Chartered Accountants of Australia.

Mr. Wheeler was selected to serve as a director because he is our Chief Executive Officer and has significant knowledge of, and relationships within, the project and structured finance industry and the renewable energy sector due to his numerous positions with the Macquarie Group. Mr. Wheeler also brings his extensive background in project and structured finance to bear on the renewables sector. He has experience working in the solar and wind energy sectors while at Macquarie, including a transaction involving the purchase and subsequent management of a large portfolio of distributed solar assets located in California, the consideration of several proposals to invest equity into solar thermal power plants across the Southwest, the acquisition of a wind developer in Texas, and the evaluation of numerous wind development opportunities across Canada and the United States. Furthermore, during his tenure at Macquarie, Mr. Wheeler participated in several other renewable energy resource transactions, including a proposal to invest equity into a significant unlisted geo-thermal developer based in Nevada.

Richard C Butt has served as our Chief Financial Officer since April 2014. Mr. Butt has held a variety of senior management positions for global investment and financial institutions. Most recently, from July 2012 to August 2013, he served as President and Chief Executive Officer of P3 Global Management LLC, a firm focused on investing in municipal infrastructure assets. From August 2006 to January 2011, he served as President of Macquarie Capital Investment Management LLC. , with offices in New York and Sydney, Australia, responsible for administration, operations, finance, compliance, treasury, marketing, business operations and FX/cash management for portfolios domiciled in North America, Australia, Asia, Europe and the Caribbean. In addition, Mr. Butt served as Chief Financial and Accounting Officer for Macquarie Global Infrastructure Fund, a New York Stock Exchange listed closed end fund (NYSE: MGU). Prior to joining Macquarie, Mr. Butt served as President of Refco Alternative Investments LLC and Refco Fund Holdings LLC, the commodity pool businesses associated with Refco, Inc., from January 2003 to August 2006. In this capacity, Mr. Butt was responsible for the initial development and ongoing operations of numerous public and private commodity pools. During the period from1990 through 2003, he served in various operational and financial capacities with multiple mutual / hedge fund third party administration firms. Earlier in his career, he served as Vice President at Fidelity Investments, where he was responsible for fund accounting and financial reporting for all equity and global mutual funds. Mr. Butt is a Certified Public Accountant previously working at major accounting firms such as PricewaterhouseCoopers LLP, from July 1978 to July 1985, where he was an Audit Manager, and KPMG from December 1994 to October 1996, where he was a Director in their financial services consulting practice. Mr. Butt holds a Bachelor in Management Science from Duke University.

Kathleen Cuocolo, an Independent Director since July 2013, has been a Private Investor since November 2006. Ms. Cuocolo was formerly Managing Director, Head of Global ETF Accounting and Administration at Bank of New York Mellon from April 2008 until March 2013. Prior to Bank of New York Mellon, she was President of Cuocolo & Associates from January 2004 through March 2008 where she specialized in Board governance services. From September 1982 through July 2003, Ms. Cuocolo served as Executive Vice President of State Street Corporation where she was also Head of US Fund Administration Services and the founder of Exchange Traded Fund Services. In addition, Ms. Cuocolo has served as independent director of Guardian Life Mutual Funds from June 2006 through their acquisition by RS Investments in December 2007, Chairperson of Select Sectors SPDR Trust from August 2000 through October 2007, trustee of SPDR Trust from January 1993 through July 2003, President and Director of The China Fund from September 1999 through July 2003 and President of the State Street Master Funds from January 2000 through July 2003. Ms. Cuocolo was selected to serve as an independent director based upon her extensive experience in financial service administration as well as well as an investor.

Robert Herriott, an Independent Director since July 2013, founded RBT Public Affairs Group in January of 2009. Mr. Herriott has worked in public affairs since 1994 serving in various political, legislative, and governmental liaison roles. In his capacity with RBT Public Affairs Group, Mr. Herriott has been involved with legislative and regulatory issues concerning FATCA, the Dodd-Frank Act, and Investment Management Operational Due Diligence, among others including Green Energy Initiatives and Healthcare. Prior to forming RBT Public Affairs Group, Mr. Herriott served from January 2007 to April 2009 as an internal advisor to the Toy Industry Association assisting in the legislative and regulatory reform of the industry, and harmonizing manufacturing standards between the United States, China and the European Union. Mr. Herriott has testified before legislative bodies regarding pending legislation, and spoken throughout the U.S. and internationally on how to interact with government, communication strategy, the U.S. legislative process, and specific industry issues pending before governmental entities. Mr. Herriott continues to advise clients on macro and micro governmental and political risk analysis, as well as reputation management and public affairs campaigns. Mr. Herriot was selected to serve as an independent director based on his extensive experience with legislative and regulatory issues, and with federal government energy initiatives, in particular.

David M. Kastin, an Independent Director since July 2013, has been Senior Vice President-General Counsel and Corporate Secretary of Town Sports International Holdings, Inc. (NASDAQ: CLUB) since joining Town Sports in August 2007. From March 2007 through July 2007, Mr. Kastin was Senior Associate General Counsel and Corporate Secretary of Sequa Corporation, a diversified manufacturer. From March 2003 through December 2006, Mr. Kastin was in-house counsel at Toys “R” Us, Inc., most recently as Vice President — Deputy General Counsel. From 1996 through 2003, Mr. Kastin was an associate in the corporate and securities departments at several prominent New York law firms, including Bryan Cave LLP. From September 1992 through October 1996, Mr. Kastin was a Staff Attorney in the Northeast Regional Office of the U.S. Securities and Exchange Commission. Mr. Kastin was selected to serve as an independent director based on his extensive experience as a legal advisor to publicly traded companies.

Committees of the Board of Directors

The entire board of directors considers all major decisions concerning our business. However, our LLC Agreement provides that our board of directors may establish such committees as our board believes appropriate. Our board of directors will appoint the members of the committee in its discretion, provided a majority of the members of the audit committee of our board of directors must be comprised of independent directors. Our board of directors has established an audit committee and adopted a charter for the audit committee that complies with current U.S. federal and NASDAQ rules relating to corporate governance matters. In addition, our board of directors has established a nominating and corporate governance committee, as described below.

Audit Committee

Our audit committee is composed of Kathleen Cuocolo, Robert Herriott, and David M. Kastin, all of whom are independent directors. The audit committee will assist the board of directors in overseeing:

•	our accounting and financial reporting processes;

•	the integrity and audits of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications and independence of our independent auditors; and

•	the performance of our internal and independent auditors.

Kathleen Cuocolo chairs our audit committee and serves as our “audit committee financial expert,” as that term is defined by the SEC.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is composed of Charles Wheeler and David Sher. The nominating and corporate governance committee operates pursuant to a charter approved by our board of directors. The charter sets forth the responsibilities of the nominating and corporate governance committee, including making nominations for the appointment or election of independent directors, retirement policies and investment professionals training policies.

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers will receive any compensation for their service as our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, information with respect to the beneficial ownership of our shares by:

•	each person known to us to beneficially own more than 5% of any class the outstanding shares;

•	each of our directors, director nominees and named executive officers; and

•	all of our directors and executive officers as a group.

We have issued 20,100 Class A shares to our advisor and 100 Class A shares to James Weiner. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no shares subject to options that are currently exercisable or exercisable within 60 days of the offering. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Name and Address[1]	Number of Class A Shares Beneficially Owned	Percentage of all Class A Shares
Greenbacker Capital Management LLC[2]	20,100	99.5%
James Weiner	100	0.5%
David Sher	—	—
Charles Wheeler	—	—
Richard C. Butt	—	—
Kathleen Cuocolo	—	—
Robert Herriott	—	—
David Kastin	—	—
All officers and directors as a group (8 persons)	—	—

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our board of directors oversees our management. However, we have entered into the advisory agreement with our advisor, GCM, pursuant to which GCM is responsible for managing us on a day-to-day basis and identifying and making investments on our behalf. GCM is a joint venture between Greenbacker Group LLC and Strategic Capital Advisory Services, LLC, or Strategic Capital, an affiliate of our dealer manager, SC Distributors, and certain of our directors and/or officers. Strategic Capital, an affiliate of our dealer manager, SC Distributors, which owns a 25% interest in our advisor, provided formation services to us in connection with our

[1]	Unless otherwise indicated, the address of each beneficial owner is c/o Greenbacker Capital Management LLC, 535 Fifth Avenue, Suite 412, New York, NY 10017.
[2]	Greenbacker Capital Management LLC, GCM, is a majority-owned subsidiary of Greenbacker Group, LLC. The board of managers of Greenbacker Group, LLC has investment power over the Class A shares held by GCM, including the power to dispose, or to direct the disposition, of such shares. The following individuals are the members of the board of managers of Greenbacker Group, LLC: David Sher and Charles Wheeler.

organization. In connection with providing the formation services, Greenbacker Group LLC has agreed to pay Strategic Capital an aggregate of $1,250,000 in fees of which $250,000 is outstanding as of December 31, 2013. We expect to reimburse such fees in connection with our obligation to reimburse our advisor and its affiliates for certain organization and offering expenses incurred by them on our behalf, subject to the limitation that such reimbursements would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15% of gross offering proceeds as of the date of reimbursement. Strategic Capital also will provide advisory services on behalf of our advisor. Through each of their ownership interests in Greenbacker Group LLC, Charles Wheeler, our Chief Executive Officer and a member of our board of directors, and David Sher, a member of our board of directors, indirectly own a 14.63% and 9.54% interest, respectively, in our advisor. In addition, several of our officers and directors, including Messrs. Sher and Wheeler, are officers of our advisor. As a result, the advisory agreement between us and our advisor was negotiated between related parties, and its terms, including fees and other amounts payable, may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

Except for the advancement of funds pursuant to certain indemnification provisions of our LLC Agreement, no loans, credit facilities, credit agreements or otherwise will be made by us to our advisor or any of its affiliates. Our advisor, SC Distributors and their affiliates will receive the compensation described herein.

Our advisor’s services under the advisory agreement will not be exclusive, and it may furnish the same or similar services to other entities, including businesses that may directly or indirectly compete with us, so long as its services to us are not impaired by the provision of such services to others, and provided that the advisor notify us prior to being engaged to serve as an adviser to a fund or another company having a similar investment strategy.

With respect to our renewable energy, energy efficiency and sustainability investments, our advisor does not currently target similar investment opportunities for other clients. This may change in the future, however.

We have entered into license agreements with GCM, pursuant to which it has agreed to grant us a non-exclusive, royalty-free license to use the name “Greenbacker Renewable Energy Company LLC.” In addition, we will enter into an administration agreement with Greenbacker Administration, pursuant to which the Administrator will provide us with administrative services. The Administrator will receive the compensation from us for its services.

Our Strategic Investor

GGIC is a strategic investor in GCM. Two representatives of GGIC are members of GCM’s investment committee. As such, leveraging GGIC’s expertise, global deal origination capabilities, and existing investment and monitoring processes, they will assist GCM with identifying and evaluating investment opportunities and monitoring investments. GGIC focuses on investments in the global infrastructure sector. It has developed, invested in and managed energy and infrastructure projects in Asia, Latin America and the US. In addition, GGIC’s principals have extensive experience in the acquisition, management and disposition of US power and utility assets. Guggenheim Partners, LLC, is a privately held global financial services firm with more than $160 billion in assets under management. The firm provides asset management, investment banking and capital markets services, insurance, institutional finance and investment advisory solutions to institutions, governments and agencies, corporations, investment advisors, family offices and individuals.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed KPMG as our independent registered public accounting firm for the fiscal years ending December 31, 2014 and 2013.

Fees Incurred for KPMG LLP

The following table shows the fees invoiced for audit and other services provided by KPMG for fiscal 2013.

2013
Audit Fees(1)	$51,265
Audit-Related Fees(2)	43,195
Tax Fees(3)	14,500
All Other Fees(4)	—

Total	$108,960

The Audit Committee has approved all of the services and fees listed in the previous table.

The Audit Committee has delegated to the chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and associated fees up to a maximum for any one service of $25,000 provided that the chair shall report any decisions to pre-approve services and fees to the full Audit Committee at its next regular meeting.

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with our quarterly and annual statutory or regulatory filings.

(2) Audit-related fees consisted of all fees associated with statutory and regulatory filings other than our quarterly and annual statutory and regulatory filings, such as fees to issue consents for our filing of prospectuses.

(3) Tax fees consisted of tax compliance fees.

(4) There were no other fees billed in the reporting periods for products and services provided by the KPMG, other than the services reported in paragraphs (1) through (3) of this Item 14 for the Company.

KPMG has not provided services and charged fees to the Company’s Advisor or entities that are controlling, controlled by, or under common control with our Advisor.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

(a) Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Consolidated Statements of Assets and Liabilities as of December 31, 2013 and 2012

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description of Document

3.1	Certificate of formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2	Second Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.1	Form of Participating Broker-Dealer Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2	Amended and Restated Advisory Agreement between Registrant and Greenbacker Capital Management LLC (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3	Form of Dealer Management Agreement by and Among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4	Form of Escrow Agreement by and among Registrant, SC Distributors, LLC and UMB Bank, N.A. (Incorporated by reference from Exhibit 10.4 of the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013).

21.1	List of Subsidiaries (Incorporated by reference from Exhibit 21.1 of the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013).

24.1	Power of attorney (included on the signature page hereto)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101**	The following materials from Greenbacker Renewable Energy Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on April 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities and (ii) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2014	By	/s/ Charles Wheeler
Charles Wheeler Chief Executive Officer and Director (Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: April 28, 2014	By	/s/ Richard C. Butt
Richard C. Butt Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Wheeler	Chairman, Chief Executive Officer and Director	April 28, 2014
Charles Wheeler	(Principal Executive Officer)

/s/ Richard C. Butt	Chief Financial Officer, Chief Investment Officer, Chief	April 28, 2014
Richard C. Butt	Compliance Officer and Director (Principal Financial and Accounting Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Charles Wheeler and Richard C. Butt, respectively, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of his substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ David Sher	Director	April 28, 2014
David Sher

/s/ Kathleen Cuocolo	Director	April 28, 2014
Kathleen Cuocolo

/s/ Robert Herriott	Director	April 28, 2014
Robert Herriott

/s/ David M. Kastin	Director	April 28, 2014
David M. Kastin