Form 10-Q
period 2014-03-31
Greenbacker Renewable Energy Co LLC
filed 2014-05-14
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, the registrant had 258,788.93 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

(A development stage entity)

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$107,628	$202,000
Due from Advisor	94,372	—

Total assets	$202,000	$202,000

LIABILITIES
Total liabilities	$—	$—

MEMBERS’ EQUITY (NET ASSETS)	$202,000	$202,000

Shares Outstanding
Class A	20,200	20,200
Class C	—	—
Class I	—	—
Net asset value per share
Class A	$10.000	$10.000
Class C	—	—
Class I	—	—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED NOTES TO CONSILIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) and December 31, 2013

Note 1. Organization and Operations of the Company

Greenbacker Renewable Energy Company LLC (the “LLC”), a limited liability company formed in Delaware on December 4, 2012, is an energy company that intends to acquire and manage income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finance the construction and/or operation of these and sustainable development projects and businesses. The LLC plans to conduct substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. The LLC and GREC (collectively “we”, “us”, “our” and the “Company”) will be managed and advised by Greenbacker Capital Management LLC (the “Advisor” or “GCM”), a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company. The LLC’s fiscal year end is December 31.

The LLC is offering up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 pursuant to the distribution reinvestment plan (the “DRP”), on a “best efforts” basis through SC Distributors, LLC, the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The Company is publicly offering three classes of shares: Class A shares, Class C shares and Class I shares in any combination with a dollar value up to the maximum offering amount. The share classes have different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares (“Distribution Fee”). The Company has adopted a distribution reinvestment plan pursuant to which a shareholder may elect to have the full amount of cash distributions reinvested in additional shares. The Company reserves the right to reallocate the shares offered between Class A, Class C and Class I shares and between this offering and the distribution reinvestment plan.

On March 28, 2014, the Company met its initial offering requirement of $2.0 million and on April 25, 2014 held the initial closing, selling shares on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. Commencing on June 30, 2014 and each quarter thereafter, the Advisor and independent valuation firm will review and approve the net asset value (“NAV”) for each class of shares, subject to the oversight of the Company’s board of directors (the “Board”). The Company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the NAV per share on the most recent valuation date increases above or decreases below the net proceeds per share, the Company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below NAV per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to the dealer manager. After June 30, 2014, the shares will be offered in the primary offering at a price based on the most recent valuation, plus related selling commissions, dealer manager fees and organization and offering expenses. Five days after the June 30, 2014 valuation date, shares will be offered pursuant to the distribution reinvestment plan at a price equal to the current offering price per each class of shares, less the sales selling commissions and dealer manager fees associated with that class of shares in the primary offering.

There is no requirement or assurance that any shares above the minimum share offering requirement of $2.0 million will be sold. Thus, aggregate gross proceeds from the share offering could be as low as $2.0 million. An inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross revenue and income, and our ability to make distributions could be adversely affected. If we are unable to raise substantially more than the minimum offering proceeds, we will be thinly capitalized, our flexibility to implement the Company’s business plans may be adversely affected and would result in minimal, if any, diversification in the Company’s investments.

As of March 31, 2014 and December 31, 2013, the Company has issued 20,100 Class A shares to the Advisor and 100 Class A shares to an affiliate of the Advisor.

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

While the Advisor has identified certain renewable energy projects that are suitable for the Company under its investment guidelines, the Company has not purchased, contracted to purchase, or deemed acquisition of any investments as probable as of March 31, 2014 and December 31, 2013.

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

The financial information associated with the March 31, 2014 consolidated statement of assets and liabilities has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The March 31, 2014 financial information has not been audited by the independent registered public accounting firm and they do not express an opinion thereon.

Statement of Operations and Cash Flows

The statement of operations and cash flows have been omitted from these financial statements as the Company has not started operations as of March 31, 2014. The Company’s organization and offering costs through March 31, 2014, as well as any preoperational expenses, have been paid for by the Advisor (refer to the discussion under heading Organization and Offering Costs). For the year ended December 31, 2013, the Company incurred approximately $42,500 in preoperational expenses, which were assumed by the Advisor. In addition, the Company paid on behalf of the Advisor $94,372 in preoperational costs during the three months ended March 31, 2104 which are currently reimbursable by the Advisor. This amount is recognized as Due from Advisor in the consolidated statement of assets and liabilities. The costs paid for by the Advisor and reimbursable to the Advisor by the Company are not recognized in the consolidated statement of operations of the Company because such costs do not become an obligation of the Company until the minimum number of shares is sold, the Company commences operations, and the amounts become reimbursable to the Advisor in accordance with the Expense Assumption and Reimbursement Agreement. These pre-operational expenses will be recognized as an expense in the consolidated statement of operations when the Company becomes obligated to reimburse these amounts to the Advisor. (See Note 7 – Subsequent Events)

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in any such accounts.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash as of March 31, 2014 and December 31, 2014.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is an exchange price notion under which fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability.

The Advisor has established procedures to estimate the fair value of its investments which the Board has reviewed and approved. The Company will use observable market data to estimate the fair value of investments to the extent that market data is available. In the absence of quoted market prices in active markets, or quoted market prices for similar assets or in markets that are not active, the Company will use the valuation methodologies described below with unobservable data based on the best available information in the circumstances, which incorporates the Company’s assumptions about the factors that a market participant would use to value the asset.

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

Calculation of Net Asset Value

NAV by class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. NAV per share is calculated by dividing NAV for each class by the total number of outstanding common shares for that class on the reporting date.

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

Organization and Offering Costs

Organization and offering costs (“O&O costs”), other than sales commissions and the dealer manager fee, are initially being paid by the Advisor on behalf of the Company. These O&O costs include all costs to be paid by the Company in connection with its formation and the offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s escrow holder, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the offering and marketing process, and preparing supplemental sales materials, holding educational conferences, and attending retail seminars conducted by broker-dealers. While the total O&O costs shall be reasonable and shall in no event exceed an amount equal to 15% of the gross proceeds of this offering and the distribution reinvestment plan, the Company is targeting no more than 1.5% of the gross proceeds for O&O costs other than sales commissions and dealer manager fees. The Company anticipates that it will be obligated to reimburse the Advisor for O&O costs that it may incur on behalf of the Company, in accordance with the advisory agreement entered into by and between the LLC and the Advisor, but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15% of gross offering proceeds as of the date of reimbursement.

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

As of March 31, 2014 and December 31, 2013, the Advisor has incurred approximately $3,983,000 and $3,960,000, respectively, of O&O costs on behalf of the Company. The O&O costs include $1,250,000 for formation services due to an affiliate of the Advisor of which $250,000 was payable at March 31, 2014 and December 31, 2013.

Capital Gains Incentive Allocation and Distribution

Pursuant to the proposed terms of the LLC’s amended and restated limited liability company agreement (the “LLC Agreement”), a capital gains incentive distribution will be earned by an affiliate of the Advisor on realized gains from the sale of investments from the Company’s portfolio during operations prior to a liquidation of the Company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive distribution, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the Company will include unrealized gains in the calculation of the capital gains incentive distribution expense and related capital gains incentive distribution payable. This amount reflects the incentive distribution that would be payable if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are actually realized. Thus on each date that NAV is calculated, the Company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period.

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

In June 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that define the criteria under which a company may utilize Investment Company accounting, clarifies the measurement guidance for companies that qualify to utilize this accounting method, and requires new disclosures. The Company has evaluated the new accounting guidance and it has concluded that it continues to meet the criteria of an Investment Company. The Company has adopted the new guidance as of January 1, 2014, which did not have a significant impact on the consolidated financial statements.

Note 3. Related Party Agreements And Transactions

The Company executed advisory and administration agreements with the Advisor and the Greenbacker Administrator (the “Administrator”), respectively, as well as a Dealer Manager Agreement with the dealer manager, which entitles the Advisor, certain affiliates of the Advisor, and the dealer manager to specified fees upon the provision of certain services with regard to the offering and the ongoing management of the Company as well as reimbursement of O&O costs incurred by the Advisor and the dealer manager on behalf of the Company (as discussed in Note 2) and certain other operating costs incurred by the Advisor on behalf of the Company. The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor and “special unit”, refers to the special unit of limited liability company interest in GREC entitling the Special Unitholder to an incentive allocation and distribution. In addition, the Company and the Advisor entered into an Expense Reimbursement Agreement whereby the Advisor agrees to reimburse the Company for certain expenses above certain limits and be repaid when the Company’s expenses are reduced below that threshold. The fees and reimbursement obligations are as follows:

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

•   100% of the pre-incentive distribution net investment income with respect to that portion of such pre-incentive distribution net investment income, if any, that exceeds the hurdle but is less than 2.1875% in any fiscal quarter (8.75% annualized with a 7% annualized hurdle rate). The Company refers to this portion of the pre-incentive distribution net investment income (which exceeds the hurdle but is less than 2.1875%) as the “catch-up.” The “catchup” is meant to provide the Advisor with 20% of the pre-incentive distribution net investment income as if a hurdle did not apply if the net investment income exceeds 2.1875% in any fiscal quarter; and

•   20% of the amount of the pre-incentive distribution net investment income, if any, that exceeds 2.1875% in any fiscal quarter (8.75% annualized with a 7% annualized hurdle rate) is payable to the Special Unitholder (once the hurdle is reached and the catchup is achieved, 20% of all pre-incentive distribution investment income thereafter is allocated to the Special Unitholder).

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

Note 4. Members’ Equity

General

Pursuant to the terms of the LLC Agreement, the LLC may issue up to 400,000,000 shares, of which 350,000,000 shares are designated as Class A, Class C, and Class I shares (collectively, common shares), and 50,000,000 are designated as preferred shares and one special unit. Each class of common shares will have the same voting rights. As of March 31, 2014 and December 31, 2013, there were 20,200 Class A shares outstanding and no preferred shares.

The following are the commissions and fees for each common share class:

Class A: Each Class A share issued in the primary offering will be subject to a selling commission of up to 7.00% per share and a dealer manager fee of up to 2.75% per share. No selling commissions or dealer manager fees will be paid for sales pursuant to the dividend reinvestment plan.

Class C: Each Class C share issued in the primary offering will be subject to a selling commission of up to 3.00% per share and a dealer manager fee of up to 2.75% per share. In addition, with respect to Class C shares, the Company will pay the dealer manager on a monthly basis a Distribution Fee that accrues daily equal to 1/365th of 0.80% of the amount of the daily NAV for the Class C shares on a continuous basis from year to year. No selling commissions or dealer manager fees will be paid for sales pursuant to the dividend reinvestment plan.

Class I: No selling commission or Distribution Fee will be paid for sales of any Class I shares. Each Class I shares will be subject to a dealer manager fee of up to 1.75% per share.

The LLC Agreement authorizes the Board, without approval of any of the members, to increase the number of shares the Company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class of series of shares having such designations, preferences, right, power and duties as may be specified by the Board. The LLC Agreement also authorizes the Board, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the Board. In addition, the Company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. As of March 31, 2014 and December 31, 2013, none of the LLC’s preferred shares were issued and outstanding. The Special Unitholder will hold the special unit in the Company. Refer to Note 3 for the terms of the special unit.

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan through which the Company’s shareholders may elect to purchase additional shares with distributions from the Company rather than receiving the cash distributions. No shares are allocated for use in the DRP at March 31, 2014 and December 31, 2013. The Board may reallocate the shares between the offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the offering. During this offering and until the first quarterly valuation of the assets is undertaken, the purchase price of shares purchased through the DRP will be $9.025 per share and, thereafter, at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP. At its discretion, the Board may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

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

Note 5. Commitments and Contingencies

Commitments: The Company had no outstanding commitments as of March 31, 2014 or December 31, 2013.

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

Note 6. Financial Highlights

The financial highlights have been omitted from these financial statements as the Company has not started operations as of March 31, 2014 or December 31, 2013. The Company’s organization and offering costs incurred through March 31, 2014, as well as any preoperational expenses, have been either paid for by the Advisor or are currently reimbursable by the Advisor to the Company.

Note 7. Subsequent Events

On March 28, 2014, the Company had reached the $2.0 million minimum offering proceeds required to break escrow and began operations as of April 25, 2014 with GCM acting as the manager of GREC. As of April 30, 2014 GCM and affiliates owned 208,465 shares or 80.55% of the shares outstanding of the Company. In conjunction with the Company’s commencement of operations, GCM received an initial payment in the amount of $189,810 to reimburse GCM for advancement of O&O costs of which $16,266 was recognized as an expense and $173,544 was recognized as a reduction of offering proceeds.

There have been no additional subsequent events which occurred during such period that would require disclosure in this quarterly report or would be required to be recognized in the consolidated financial statements as of March 31, 2014 (unaudited) and December 31, 2013.

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

Our primary investment strategy is to acquire controlling equity stakes in our target assets and to oversee and supervise their power generation and distribution processes. We define controlling equity stakes as companies in which we own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s Board. However, we will also provide project financing to projects owned by others, including through the provision of secured loans which may or may not include some form of equity participation. We may also provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, and preferred equity, and make minority equity investments. We may also participate in projects by acquiring contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of a project. Our strategy will be tailored to balance long-term energy price certainty, which we can achieve through long-term power purchase agreements, with shorter term arrangements that allow us to potentially generate higher risk-adjusted returns.

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

The LLC will conduct a significant portion of its operations through GREC, of which the LLC is the sole shareholder, holding both shares of common stock and the special preferred stock. We intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Company Act”). As of March 31, 2014 and December 31, 2013, we have not commenced any operations other than organizing our Company. The Advisor was issued 100 Class A Shares on December 11, 2012 and another 20,000 on October 1, 2013. Other than the $201,000 contributed by our Advisor and $1,000 contributed by the initial member we currently have no assets as of March 31, 2014 and December 31, 2013. We are not a blank check company within the meaning of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”) and have no specific intent to engage in a merger or acquisition in the next 12 months.

On March 28, 2014, the Company had reached the $2.0 million minimum offering proceeds required to break escrow and began operations with GCM acting as the manager of GREC as of April 25, 2014.

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

Government incentives. In each of our projects, we intend (where appropriate) to take advantage of, and maximize the benefits of, federal, state and/or municipal governmental incentives which may include tariffs, tax incentives and other cash and non-cash payments and incentives from the development and sale of renewable energy. Incentives provided by the federal government may include PTCs, ITCs, tax deductions, bonus depreciation and federal grants and loan guarantees. In addition, incentives provided by states may (depending on the state) include renewable energy standards or RPS which specify that a portion of the power utilized by local utilities must be derived from renewable energy sources or that require utilities to purchase RECs to satisfy their RPS requirements. Additionally, certain states have implemented feed-in tariffs, pursuant to which electricity generated from renewable sources is purchased at a higher rate than prevailing wholesale rates. The Tax Reform Act of 1986 established the modified accelerated cost recovery system, or MACRS, which divides assets into classes and assigns a mandated number of years over which the assets in the class depreciate for tax purposes. Under MACRS, certain renewable energy projects have an accelerated depreciation life that is substantially shorter than the typical life expectancy of non-renewable facilities. For example, under MACRS, a solar project has a depreciation life of five years compared to a typical life expectancy of a solar project of 20 to 25 years. Changes in government incentives, including retrospective changes, could negatively impact our operating results.

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

Although we are organized and intend to conduct our business in a manner so that we are not required to register as an investment company under the Company Act, our financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies, or ASC Topic 946. Overall, we believe that the use of investment company accounting makes our financial statements more useful to investors and other financial statement users since it will allow a more appropriate basis of comparison to other entities with similar investment objectives.

Investment Classification

We classify our investments by level of control. “Control Investments” are investments in companies in which we own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s Board. “Affiliate Investments” are investments in companies in which we own 5% or more and less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are investments that are neither Control Investments nor Affiliate Investments. Because our financial statements are prepared in accordance with ASC Topic 946, we will not consolidate companies in which we have Control Investments nor will we apply the equity method of accounting to our Control Investments or Affiliate Investments.

Valuation of Investments

Our advisor and independent valuation firm, subject to the review and approval of the Board, is ultimately responsible for the determination, in good faith, of the fair value of investments. In that regard, the Advisor has established policies and procedures which have been reviewed and approved by our Board, to estimate the fair value of our investments which are detailed below. Any changes to these policies and procedures are required to be approved by our Board, including a majority of our independent directors.

Investments for which market quotations are readily available are valued at such market quotations.

For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available, our Board has approved a multi-step valuation process each fiscal quarter, as described below:

1. each investment will be valued by GCM. As part of the valuation process, GCM will prepare the valuations and associated supporting materials for review and approval by the Board;

2. our Board has approved the selection of an independent valuation firm to assist with the review of the valuations prepared by GCM. At the direction of our Board, the independent valuation firm will review valuations prepared by GCM for the appropriate application of its valuation policies and the appropriateness of significant inputs used in the valuation models by performing certain limited procedures, which will include a review of GCM’s estimates of fair value for each investment and providing an opinion that GCM’s estimate of fair value for each investment is reasonable. The independent valuation firm may also provide direct assistance to GCM in preparing fair value estimates if the Board approves such assistance. In the event that the independent valuation firm is directly involved in preparing the fair value estimate, our Board has the authority to hire a separate valuation firm to review that opinion of value;

3. the audit committee of our Board reviews and discusses the preliminary valuation prepared by GCM and the report of the independent valuation firm, if any; and

4. our Board reviews the valuations and approves the fair value of each investment in our portfolio in good faith based by GCM.

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

Our Board has approved the selection of an independent valuation firm to review our Advisor’s valuation methodology and to work with our Advisor and officers to provide additional inputs for consideration by our audit committee and to work directly with our full Board, at the Board’s request, with respect to the fair value of investments. For example, our Board may determine to engage more than one independent valuation firm in circumstances in which specific expertise of a particular asset or asset class is needed in connection with the valuation of an investment. In addition, GCM will recommend to our Board that one quarter of our investments be valued by an independent valuation firm each quarter, on a rotating quarterly basis. Accordingly, each such investment would be reviewed by an independent valuation firm at least once per year.

Our Board will have the ability to review our Advisor’s valuation methodologies each quarter in connection with GCM’s presentation of its valuation recommendations to the audit committee. If during the period between quarterly board meetings, GCM determines that significant changes have occurred since the prior meeting of the Board at which it presented its recommendations on the valuation methodology, then GCM will also prepare and present recommendations to the audit committee of the Board of its proposed changes to the current valuation methodology. Any such changes to our valuation methodologies will require the approval of our Board, including a majority of our independent directors. We will disclose any change in our valuation methodologies, or any change in our investment criteria or strategies, that would constitute a fundamental change in a registration statement amendment prior to its implementation.

Calculation of Net Asset Value

Our NAV will be calculated and published on a quarterly basis commencing on June 30, 2014, the first full quarter after the minimum offering requirement was satisfied. We will calculate our NAV per share by subtracting all liabilities from the total carrying amount of our assets, which includes the fair value of our investments, and dividing the result by the total number of outstanding shares on the date of valuation. For purposes of calculating our NAV, we expect to carry all liabilities at cost.

The determination of the fair value of our investments requires judgment, especially with respect to investments for which market quotations are not available. For most of our investments, market quotations are not available. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Because the calculation of our NAV is based, in part, on the fair value of our investments as determined by our Advisor, which is an affiliated entity of the Company, our calculation of NAV is to a degree subjective and could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments. Furthermore, the fair value of our investments, as reviewed and approved by our Board, may be materially different from the valuation as determined by an independent valuation firm.

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

Recently Issued Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update No.2013-08, Financial Services – Investment Companies (Topic 946), Amendments to the Scope, Measurement, and Disclosure Requirements (“Update No.2013 -08”). Update 2013-08 was issued to clarify practice issues on whether certain entities are investment companies and when specialized industry-specific accounting should be used. The Company has adopted this guidance and has determined that utilization of the accounting methods in Topic 946 continues to be appropriate for the Company.

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

The JOBS Act also provides that an “emerging growth company” can utilize the extended transition period provided in Section 7 (a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we are choosing to opt out of that extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Results of Operations

As of March 31, 2014, the Company has not commenced any significant operations because we are in our preoperational stage. Under our Expense Reimbursement Agreement with GCM, approximately $42,500 in pre-operating expenses was assumed by GCM on behalf of the Company for the year ended December 31, 2013. In addition, the Company paid on behalf of the Advisor $94,372 in preoperational costs during the three months ended March 31, 2104 which are currently reimbursable by the Advisor. The costs paid for and/or reimbursable by the Advisor to the Company are not recognized in the consolidated statement of operations of the Company because such costs do not become an obligation of the Company until the minimum number of shares is sold, the Company commences operations, and the amounts become reimbursable to the Advisor in accordance with the Expense Assumption and Reimbursement Agreement.

On March 28, 2014, we had satisfied the minimum offering requirements and on April 25, 2014, commenced operations. Since we have commenced operations, pre-operating expenses that were previously assumed by GCM become subject to the Expense Reimbursement Agreement including the Maximum Rates for reimbursement. These pre-operational expenses will be recognized as an expense in the consolidated statement of operations for the three month period ending June 30, 2014.

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

We expect that our primary sources of financing will be through corporate-level credit facilities or other secured and unsecured borrowings. In addition, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, other sources of capital may include tax equity financings, whereby an investor receives an allocation of tax benefits as well as cash distribution and governmental grants. Tax equity investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the tax equity investors achieve their agreed upon rate of return, they may be entitled to substantially all of the applicable project’s operating cash flow, as well as substantially all of the project’s ITCs, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the tax equity investors reach their target return between five and 10 years after the applicable project achieves commercial operation. As a result, a tax equity financing may substantially reduce the cash distributions from the applicable project available for debt service and the period during which the tax equity investors receive most of the cash distributions may last longer than expected if the portfolio company’s energy projects perform below our expectations. While the terms of a tax equity financing may cause cash to be diverted away from the Company to the tax equity investor for certain periods specified in the financing arrangement (often five to ten years, measured from commencement of the tax equity financing), we expect to couple investments where cash is so restrained with other cash flowing investments so as to provide cash for distributions to investors. Our investment strategy will involve a combination of different types of investments, so as to maintain a mix of cash flowing and non-cash flowing investments. We may also issue publicly or privately placed debt instruments.

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

Contractual Obligations

GCM, a private firm that intends to register as an investment adviser under the Advisers Act no later than it is required to do so pursuant to the Advisers Act, serves as our advisor. Under the direction of our Board, GCM manages our day-to-day operations and provides advisory and management services to us. The advisory agreement was previously approved by our Board and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for a period of one year from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of our independent directors.

Pursuant to the advisory agreement, which has been approved by our Board, GCM is authorized to retain one or more subadvisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. Under the advisory agreement, GCM will be required to monitor any subadvisor to ensure that material information discussed by management of any subadvisor is communicated to our Board, as appropriate. If GCM retains any subadvisor to assist it in fulfilling its responsibilities under the advisory agreement, our advisor will pay such subadvisor a portion of the fees that it receives from us. We will not pay any additional fees to a subadvisor. While our advisor will oversee the performance of any subadvisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any subadvisor. GCM has a fiduciary responsibility to us pursuant to the advisory agreement.

Pursuant to the advisory agreement, we pay GCM a base management fee for advisory and management services. The base management fee is calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee is payable monthly in arrears. The base management fee is calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. GCM may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a deferred fee not taken as to any period will be deferred without interest and may be taken in any other period prior to the occurrence of a liquidity event as GCM may determine in its sole discretion.

The Special Unitholder, an entity affiliated with our advisor, will hold the special unit in our Company entitling it to an incentive allocation and distribution. Pursuant to our LLC Agreement, the incentive allocation and distribution, or Incentive Distribution, will have three parts as follows: The first part, the income incentive distribution, will be calculated and payable quarterly in arrears based on our pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means (1) interest income, (2) dividend, project and distribution income from equity investments (but excluding that portion of distributions that are treated as a return of capital) and (3) any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with our Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. If interest income is accrued but never paid, our Board would review and approve the write off of the accrual in the fiscal quarter when the accrual is determined to be uncollectible. The write off would cause a decrease in interest income for the fiscal quarter equal to the amount of the prior accrual. GCM is not under any obligation to reimburse us for any part of the incentive distribution it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income. Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes. Pre-incentive distribution net investment income, expressed as a rate of return on the value of our average adjusted capital at the end of the fiscal quarter will be compared to a “hurdle rate” of 1.75% per fiscal quarter (7.00% annualized). Our net investment income used to calculate this part of the Incentive Distribution is also included in the amount of our gross assets used to calculate the 2.00% annualized base management fee.

Greenbacker Administration LLC, a Delaware limited liability company and an affiliate of our advisor, will serve as our Administrator. Pursuant to an administration agreement, the Administrator will furnish us with clerical, bookkeeping and record keeping services. Under the administration agreement, the Administrator also will perform, or oversee the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our members. In addition, the Administrator will oversee the preparation and filing of our tax returns and the printing and dissemination of reports to our members, and generally oversee the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement will be equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of Greenbacker Administration’s overhead in performing its obligations under the administration agreement, including the fees and expenses associated with performing compliance functions. The administration agreement will have an initial term of two years and may be renewed with the approval of our Board. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that Greenbacker Administration outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to Greenbacker Administration.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the LLC’s annual report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*	Certificate of formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2*	Second Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

4.1*	Form of Distribution Reinvestment Plan (Incorporated by reference from Exhibit 4.1 of the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 14, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities and (ii) Notes to the Consolidated Financial Statements.

*	Filed previously.
**	Filed herewith.
***	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2014	By	/s/ Charles Wheeler
Charles Wheeler Chief Executive Officer and Director (Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: May 14, 2014	By	/s/ Richard C. Butt
Richard C. Butt Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC