Form 10-Q
period 2014-06-30
Greenbacker Renewable Energy Co LLC
filed 2014-08-11
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-178786-01

GREENBACKER RENEWABLE ENERGY COMPANY LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0872648
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

369 Lexington Avenue, Suite 312

New York, NY 10017

(Address, including zip code, of registrants Principal Executive Office)

(646) 237-7884

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 1, 2014, the registrant had 335,213.69 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments in money market, at fair value (cost of $2,818,000 and $0, respectively)	$2,818,000	$—
Cash and cash equivalents	—	202,000
Other assets	25,927	—

Total assets	$2,843,927	$202,000

LIABILITIES
Accounts payable and accrued expenses	$93,505	$—
Due to advisor	42,222	—

Total liabilities	$135,727	$—

Commitments and contingencies (See Note 2, Note 5 and Note 7)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, par value, $.001 per share, 350,000,000 authorized; 318,561 and 20,200 shares issued and outstanding, respectively	319	20
Paid-in capital in excess of par value	2,761,345	201,980
Accumulated deficit	(53,464)	—

Total Members’ Equity (Net Assets)	2,708,200	202,000

Total liabilities and net assets	$2,843,927	$202,000

Net assets, Class A (shares outstanding of 313,662 and 20,200, respectively)	$2,666,552	$202,000
Net assets, Class C (no shares outstanding)	$—	$—
Net assets, Class I (shares outstanding of 4,899 and -0-, respectively)	$41,648	$—

Net assets	$2,708,200	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

For the Period Ended June 30, 2014

(Unaudited)

For the period from Commencement of Operations (April 25, 2014) through June 30, 2014

Investment income:
Interest from investments	$80

Total investment income	$80

Operating expenses:
Management fees	10,147
General and administration costs	23,827
Audit expense	41,944
Insurance expense	18,482
Directors fees and expenses	22,887
Organizational expenses	27,665
Printing and mailing expenses	8,510
Other expenses	14,207

Operating expenses before expense waiver and reimbursement	167,669
Pre-operating expenses	222,734
Waiver of management fees	(10,147)
Expense reimbursement from advisor	(326,712)

Total expenses net of expense waiver and reimbursement	53,544

Net investment loss	(53,464)

Net decrease in net assets resulting from operations	$(53,464)

Per share information - basic and diluted:
Net investment loss	$(0.19)

Net decrease in net assets resulting from operations	$(0.19)

Weighted average common shares outstanding	279,816

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF NET ASSETS

For the Period Ended June 30, 2014

(Unaudited)

	Common Stock		Paid-in Capital
	Shares	Par Value	in excess of par value	Accumulated deficit	Total member’s equity (net assets)
Balances at December 31, 2013	20,200	$20	$201,980	$—	$202,000

Proceeds from issuance of common stock	298,461	299	2,859,061	—	2,859,360

Offering Costs	—	—	(298,696)	—	(298,696)

Redemption of common stock	(100)	—	(1,000)	—	(1,000)

Net decrease in net assets resulting from operations	—	—	—	(53,464)	(53,464)

Balances at June 30, 2014	318,561	$319	$2,761,345	$(53,464)	$2,708,200

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period Ended June 30, 2014

(Unaudited)

For the period from Commencement
of Operations (April 25, 2014)
through June 30, 2014

Operating activities:
Net decrease in net assets resulting from operations	$(53,464)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Purchase of investments - money market	(2,890,774)
Repayments of investments - money market	72,774
(Increase) decrease in operating assets:
Due from advisor	(284,138)
Other assets	(25,927)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	93,505

Net cash used in operating activities	(3,088,024)

Financing activities:
Proceeds from issuance of shares of common stock, net	2,859,360
Offering costs	(298,696)
Due to advisor	326,360
Redemption of shares of common stock, net	(1,000)

Net cash provided by financing activities	2,886,024

Net decrease in cash and cash equivalents	(202,000)
Cash and cash equivalents, beginning of period	202,000

Cash and cash equivalents, end of period	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(Unaudited)

Investments	Industry	Interest Rate		Cost	Fair Value	Percentage of Net Assets (b)

Short Term Investments: 104.1%

Fidelity Institutional Money Market Portfolio	Financial Services	0.05	%(a)	$2,818,000	$2,818,000	104.1%

Total Short Term Investments				2,818,000	2,818,000	104.1%

TOTAL INVESTMENTS: 104.1%				$2,818,000	$2,818,000	104.1%
LIABILITIES IN EXCESS OF OTHER ASSETS: (4.1)%					(109,800)	(4.1)%

TOTAL NET ASSETS: 100.0%					$2,708,200	100.0%

(a)	7-day effective yield as of June 30, 2014.
(b)	Percentages are based on net assets of $2,708,200 as of June 30, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) and December 31, 2013

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

The LLC is offering up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 pursuant to the distribution reinvestment plan (the “DRP”), on a “best efforts” basis through SC Distributors, LLC, the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The Company is publicly offering three classes of shares: Class A shares, Class C shares and Class I shares in any combination with a dollar value up to the maximum offering amount. The share classes have different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares (“Distribution Fee”). The Company has adopted a distribution reinvestment plan pursuant to which a shareholder may elect to have the full amount of cash distributions reinvested in additional shares. The Company reserves the right to reallocate the shares offered between Class A, Class C and Class I shares and between the offering and the distribution reinvestment plan.

On March 28, 2014, the Company met its initial offering requirement of $2.0 million and on April 25, 2014 held the initial closing of the offering. The Company will sell shares on a continuous basis at an initial price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. Management considers the breaking of escrow to be the beginning of the Company’s operations. Accordingly, the Statements of Operations and Cash Flows are presented for the period April 25, 2014 (commencement of operations) through June 30, 2014.

Commencing on June 30, 2014 and each quarter thereafter, the Advisor, utilizing the services of an independent valuation firm when necessary, will review and approve the net asset value (“NAV”) for each class of shares, subject to the oversight of the Company’s board of directors (the “Board”). The Company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the NAV per share on the most recent valuation date increases above or decreases below the net proceeds per share, the Company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below NAV per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to the dealer manager. After June 30, 2014, the shares will be offered in the primary offering at a price based on the most recent valuation, plus related selling commissions, dealer manager fees, and organization and offering expenses. Five days after the completion of each quarter end valuation, shares will be offered pursuant to the distribution reinvestment plan at a price equal to the current offering price per each class of shares, less the sales selling commissions and dealer manager fees associated with that class of shares in the primary offering.

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

As of June 30, 2014, the Company has issued 20,100 Class A shares to the Advisor and 170,000 Class A shares to an affiliate of the Advisor. On April 25, 2014 (Commencement of Operations), 100 Class A shares were redeemed by an affiliate of the Advisor. As of December 31, 2013, the Company has issued 20,100 Class A shares to the Advisor and 100 Class A shares to an affiliate of the Advisor.

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

While the Advisor has identified certain renewable energy projects that are suitable for the Company under its investment guidelines, the Company has not purchased any investments as of June 30, 2014 and December 31, 2013.

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

The Company’s consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (ASC Topic 946). In accordance with this specialized accounting guidance, the Company recognizes and carries all of its investments at fair value with changes in fair value recognized in earnings. Additionally, the Company does not apply consolidation or equity method of accounting to its investments. The Company carries liabilities at amounts payable, net of unamortized premiums or discounts. The Company does not currently plan to elect to carry its liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.

The financial information associated with the June 30, 2014 consolidated statement of assets and liabilities has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The June 30, 2014 financial information has not been audited by the independent registered public accounting firm and they do not express an opinion thereon.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in any such accounts.

The Company considers all highly liquid investments purchased with an original maturity of three months or less as well as institutional money market funds with daily liquidity to be cash equivalents. Short-term investments that are cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash as of June 30, 2014 and December 31, 2013.

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

Earnings (Loss) per Share

In accordance with the provisions of ASC Topic 260 - “Earnings per Share” (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

For the period Commencement of Operations (April 25, 2014) through June 30, 2014
Basic and diluted
Net decrease in net assets resulting from operations	$(53,464)
Weighted average common shares outstanding	279,816
Net decrease in net assets resulting from operations per share	$(0.19)

For the period ended June 30, 2014, there were no potentially dilutive common shares outstanding.

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

The costs incurred by the Advisor were not recognized in the consolidated statement of assets and liabilities of the Company because such costs are not a liability of the Company until the minimum number of shares were sold. Such costs are then recognized as a liability of the Company to the extent that the Company is obligated to reimburse the Advisor, subject to the 15% of gross offering proceeds limitation described above. When recognized by the Company, organizational costs will be expensed and offering costs will be recognized as a reduction of the proceeds from the offering.

As of June 30, 2014 and December 31, 2013, the Advisor has incurred approximately $4,078,000 and $3,960,000, respectively, of O&O costs on behalf of the Company. The O&O costs include $1,250,000 for formation services due to an affiliate of the Advisor of which $250,000 is payable once the offering is terminated.

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement (the “LLC Agreement”), a capital gains incentive distribution will be earned by an affiliate of the Advisor on realized gains from the sale of investments from the Company’s portfolio during operations prior to a liquidation of the Company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive distribution, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the Company will include unrealized gains in the calculation of the capital gains incentive distribution expense and related capital gains incentive distribution payable. This amount reflects the incentive distribution that would be payable if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are actually realized. Thus on each date that NAV is calculated, the Company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period.

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

In June 2014, the FASB issued new accounting guidance that eliminated the incremental financial reporting requirements for developing stage entities, including required certain inception-to-date disclosures. The new guidance also eliminates special consolidation guidance for variable interest entities that were development stage entities. The new guidance requires additional discussion of risks and uncertainties related to an entity’s current activities and future plans when an entity has not started its planned operations. The Company adopted the new guidance for the period commencing April 25, 2014, which coincides with the commencement of operations. Adoption of the new guidance did not have a significant impact on the consolidated financial statements.

Note 3. Investments

The composition of the Company’s investments as of June 30, 2014, at amortized cost and fair value were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Short Term Investment – money market	$2,818,000	$2,818,000	100.0%

Total	$2,818,000	$2,818,000	100.0%

There were no investments as of December 31, 2013.

Note 4. Fair Value Measurements - Investments

The following table presents fair value measurements of investments, by major class, as of June 30, 2014, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Total
Short Term Investment – money market	$2,818,000	$—	$2,818,000

Total	$2,818,000	$—	$2,818,000

Note 5. Related Party Agreements And Transactions

The Company executed advisory and administration agreements with the Advisor and the Greenbacker Administrator (the “Administrator”), respectively, as well as a Dealer Manager Agreement with the dealer manager, which entitles the Advisor, certain affiliates of the Advisor, and the dealer manager to specified fees upon the provision of certain services with regard to the offering and the ongoing management of the Company as well as reimbursement of O&O costs incurred by the Advisor and the dealer manager on behalf of the Company (as discussed in Note 2) and certain other operating costs incurred by the Advisor on behalf of the Company. The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor and “special unit”, refers to the special unit of limited liability company interest in GREC entitling the Special Unitholder to an incentive allocation and distribution. In addition, the Company and the Advisor entered into an Expense Reimbursement Agreement whereby the Advisor agrees to reimburse the Company for certain expenses above certain limits and be repaid when the Company’s expenses are reduced below that specified threshold. The fees and reimbursement obligations are as follows:

Type of Compensation and Recipient	Determination of Amount

Selling Commissions — Dealer Manager	7% of gross offering proceeds from the sale of Class A shares and up to 3% of gross offering proceeds from the sale of Class C shares. No selling commission will be paid with respect to Class I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker-dealers.

Dealer Manager Fee — Dealer Manager	2.75% of gross offering proceeds from the sale of Class A and Class C shares and 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager may re-allow a portion of its dealer manager fee to selected broker-dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the Company will pay the dealer manager a Distribution Fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the NAV for the Class C shares for such day on a continuous basis from year to year. The Company will stop paying Distribution Fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the Distribution Fee to participating broker-dealers and servicing broker dealers.

O&O costs — Advisor	The Company will reimburse the Advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the Company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the Company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. The Company has targeted an offering expense ratio of 1.5% for O&O costs.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the Advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the Advisor shall determine in its sole discretion. The Advisor has agreed to waive the base management fees payable by the Company until an investment in a renewable energy or an energy efficiency project or other energy related business is made by the Company.

Incentive Allocation and Distribution — Special Unitholder	The incentive distribution to which the Special Unitholder may be entitled will be calculated and payable quarterly in arrears based on the pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means interest income, dividend and distribution income from equity investments (excluding that portion of distributions that are treated as return of capital) and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus the operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with the Company’s Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred shares of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes.

Pre-incentive distribution net investment income, expressed as a rate of return on the value of the Company’s average adjusted capital at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 1.75% per fiscal quarter (7.00% annualized). Adjusted capital shall mean: cumulative gross proceeds before sales and commission and dealer fees, generated from sales of the Company’s shares and preferred shares of limited liability company interests (including the DRP) reduced for distributions to members of proceeds from non-liquidation dispositions of asset and amount paid for share repurchases pursuant to the Share Repurchase Program. Average adjusted capital shall mean: the average value of the adjusted capital for the two most recently completed fiscal quarters. The Special Unitholder shall receive an incentive distribution with respect to the pre-incentive distribution net investment income in each fiscal quarter as follows:

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

For the period beginning with the Company’s breaking of escrow and beginning operations on April 25, 2014 and ending December 31, 2014, Advisor shall assume operating expenses for the Company in an amount sufficient to keep total annual operating expenses (exclusive of interest, taxes, dividend expense, borrowing costs, organizational and extraordinary expenses) of the Company (“Expenses”) at percentages of average net assets of such class for any calculation period no higher than (a) 6.0% for Class A shares, (b) 6.8% for Class C shares and (c) 6.0% for Class I shares (the “Maximum Rates”), and (ii) the Company shall reimburse Advisor, within 30 days of delivery of a request in proper form, for such Expenses, provided that such repayments do not cause the total Expenses attributable to a share class during the year of repayment to exceed the Maximum Rates. No repayments by the Company to Advisor shall be permitted after the earlier of (i) the Company’s offering has expired or is terminated or (ii) December 31, 2016. Furthermore, if the advisory agreement is terminated or not renewed, the Advisor will have no further obligation to limit expenses per the Expense Reimbursement Agreement and the Company will not have any further obligation to reimburse the Advisor for expenses not reimbursed as of the date of the termination.

For the period from commencement of operations (April 25, 2014) through June 30, 2014, the Company incurred $167,669 in operating expenses including the management fees earned by the Advisor. Additionally, the Company became obligated for all pre-operating costs (not including organizational and offering costs) upon commencement of operations. As discussed above, the Advisor assumed responsibility for all of the Company’s operating expenses under the Expense Assumption and Reimbursement Agreement above the Maximum Rates, which amounted to $103,978 for the period ended June 30, 2014.

Pursuant to the terms of the Expense Assumption and Reimbursement Agreement, the Advisor has paid approximately $326,712 of pre-operating and operating expenses inception to date on behalf of the Company. Such expenses may be expensed by the Company and payable to the Advisor under the terms outlined in the “Operating Expense and Expense Assumption and Reimbursement Agreement” section above.

For the period from commencement of operations (April 25, 2014) through June 30, 2014, the Advisor earned $10,147 in management fees which were waived. The Advisor has agreed to waive all management and incentive fees until the Company makes its’ first investment in a renewable energy or energy efficiency project or other energy related business. There were no incentive allocations earned to date by the Advisor.

Due to Advisor on the consolidated statement of assets and liabilities in the amount of $42,222 is comprised of $326,712 due from the Advisor in connection with the Expense Assumption and Reimbursement Agreement offset by preoperational expenses due from the Company to the Advisor in the amount of $42,574 as well as Organization and Offering Costs of $326,360 due from the Company to the Advisor. The Company and Advisor plan to cash settle any amounts Due to / from Advisor on a quarterly basis.

For the period ended June 30, 2014, the Company paid $34,750 in dealer manager fees and $85,890 in selling commission to the Company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the Company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the Company’s consolidated statement of operations.

Note 6. Members’ Equity

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

The following table is a summary of the shares issued during the period and outstanding as of June 30, 2014:

	Shares Outstanding as of March 31, 2014	Shares Issued/Redeemed During the Period(a)	Shares Outstanding as of June 30, 2014
Class A shares	20,200	293,462	313,662
Class C shares	—	—	—
Class I shares	—	4,899	4,899

Total	20,200	298,361	318,561

(a)	Per the Company’s Prospectus, the 100 shares purchased by the initial member were redeemed, without interest, when escrow was broken and the Company commenced operations.

As of December 31, 2013 there were 20,200 Class A shares outstanding. As of June 30, 2014 and December 31, 2013, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the Board, without approval of any of the members, to increase the number of shares the Company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class of series of shares having such designations, preferences, right, power and duties as may be specified by the Board. The LLC Agreement also authorizes the Board, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the Board. In addition, the Company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the Company. Refer to Note 5 for the terms of the special unit.

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan through which the Company’s shareholders may elect to purchase additional shares with distributions from the Company rather than receiving the cash distributions. No Shares are allocated for use in the DRP at June 30, 2014 and December 31, 2013. The Board may reallocate the shares between the offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the offering. During this offering and until the first quarterly valuation of the assets is undertaken, the purchase price of shares purchased through the DRP will be $9.025 per share and, thereafter, at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP. At its discretion, the Board may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

Share Repurchase Program

As the Company’s shares are currently not intended to be currently listed on a national exchange, the Company intends to commence a share repurchase program as of March 31, 2015 (the “Share Repurchase Program”) pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold shares to sell shares back to the Company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The Company is not obligated to repurchase shares and the Board may terminate the share repurchase program at its sole discretion. The share repurchase program will include numerous restrictions that will limit a shareholders ability to sell shares. Unless the Board determines otherwise, the Company will limit the number of shares to be repurchased during any calendar year to the number of shares the Company can repurchase with the proceeds received from the sale of shares under the DRP. At the sole discretion of the Board, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the Company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters.

Note 7. Commitments and Contingencies

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

Note 8. Financial Highlights

The following is a schedule of financial highlights of the Company for the period ended June 30, 2014. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I shares as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes. Information for the period ended June 30, 2013 is not included since operations did not commence until April 25, 2014 and it is not considered meaningful.

Per share data (1):
Net proceeds before offering costs (2)	$9.58
Offering costs	(1.07)

Net proceeds after offering costs	8.51
Net investment loss	(0.19)
Other (6)	0.18

Net increase/(decrease) in Members’ Equity	(0.01)

Net asset value at end of period (3)	$8.50

Total return based on net asset value (4)	(11.27)%
Members’ Equity at end of period	$2,708,200
Units outstanding at end of period	318,561
Ratio/Supplemental data (annualized) (4)(5):
Ratio of net investment loss to average net assets	(12.22)%
Ratio of operating expenses to average net assets	12.24%

(1)	The per share data was derived by using the weighted average shares outstanding during the period of April 25, 2014 through June 30, 2014 which was 279,816.
(2)	Net proceeds before offering costs is greater than $9.025 since a significant number of shares was sold with less than the maximum commission and dealer manager fee charged.
(3)	Net asset value would have been lower if the Advisor had not agreed to waive management fees and reimburse the Company for expenses above the Maximum Rates as of June 30, 2014.
(4)	Total return, ratio of net investment loss and ratio of operating expenses to average net assets for the period ended June 30, 2014, prior to the effect of the Expense Assumption and Reimbursement Agreement and the management fee waiver were (15.01%), (38.30%) and 38.31%, respectively.
(5)	The Company’s net investment loss has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of a full fiscal year due to the Company’s brief period of operations through June 30, 2014.
(6)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and the fact that no offering costs were charged against shares issued prior to the commencement of this offering.

Note 9. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the financial statements or would be required to be recognized in the consolidated financial statements as of and for the period ended as of June 30, 2014 (unaudited) and the year ended December 31, 2013 except as discussed below.

Distributions

The Company announced on July 10, 2014 that on June 30, 2014, its Board of Directors authorized cash distributions of $0.0016438 per share, per day, on each outstanding Class A, C and I share of common stock commencing on the closing date of the Company’s first renewable energy or energy efficiency investment and ending on September 30, 2014. The distributions will be payable on August 1, 2014, September 2, 2014 and October 1, 2014 to shareholders of record as of July 31, 2014, August 29, 2014 and September 30, 2014, respectively, assuming the Company’s first investment occurred prior to the record date in said month.

Status of the Offering

Subsequent to June 30, 2014 through August 1, 2014, the Company sold approximately 16,750 units in the Offering for approximately $160,000 in gross proceeds. As of August 1, 2014, the Company had received approximately $3.1 million in total gross offering proceeds through the issuance of approximately 315,000 shares in the Offering.

Share Offering Price

Pursuant to the net asset value determination by the Company, the value has not increased above nor decreased below the Company’s net proceeds per unit; therefore, the Company will continue to sell shares at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. The Company’s net asset value and the offering prices would have decreased if the Advisor had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began its operations under the terms of the Expense Assumption and Reimbursement Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q.

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to Greenbacker Renewable Energy Company LLC.

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

Our business objective is to generate attractive risk-adjusted returns for our members, consisting of both current income and long-term capital appreciation, by acquiring, and financing the construction and/or operation of income-generating renewable energy, energy efficiency and sustainable development projects, primarily within but also outside of North America. We expect the size of our investments to generally range between approximately $1 million and $100 million. We will seek to maximize our risk-adjusted returns by: (1) capitalizing on market opportunities; (2) focusing on hard assets that produce dependable cash flows; (3) efficiently utilizing government incentives where available; (4) employing creative deal structuring to optimize capital, tax and ownership structures; (5) partnering with experienced financial, legal, engineering and other professional firms; (6) employing sound due diligence and risk mitigation processes; and (7) monitoring and managing our portfolio of assets on an ongoing basis.

Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such RECs and energy efficiency certificates (“EECs”), which are generated by the projects and the sale of by-products such as organic compost materials. We expect initially to focus on solar energy and wind energy projects as well as energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes and therefore we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives make wind energy and other types of projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Generally, the demand for power in the United States tends to be higher at those times due to the use of air conditioning and as a result energy prices tend to be higher. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established and it will be a relatively simple process to integrate new acquisitions and projects into our portfolio. Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include wind farms, hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses.

Our preferred investment strategy is to acquire controlling equity stakes in our target assets and to oversee and supervise their operations. We define controlling equity stakes as companies in which we own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s Board. However, we will also provide financing to projects owned by others, including through the provision of secured loans which may or may not include some form of equity participation. We may also provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, and preferred equity, and make minority equity investments. We may also participate in projects by acquiring contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of a project. We may also make equity investments in or loans to parties financing the supply of renewable energy and energy efficiency to residential and commercial customers or the adoption of strategies to reduce the consumption of energy by those customers. Our strategy will be tailored to balance long-term cash flow certainty, which we can achieve through long-term agreements for our products, with shorter term arrangements that allow us to potentially generate higher risk-adjusted returns.

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

We expect certain of the power purchase agreements for our projects will be structured as “behind the meter” agreements with residential, commercial or government entities, which provide that all electricity generated by a project will be purchased by the offtaker at an agreed upon rate that may be set at a slight discount to the retail electric rate for the off-taker. These agreements also typically provide for annual rate increases over the term of the agreement although that is not a necessary requirement. The behind the meter agreement is generally long-term in nature and further typically provides that, should the offtaker fail to fulfill its contractual obligation, any electricity that is not purchased by the off-taker may be sold to the local utility, usually at the wholesale spot electric rate.

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

We may also finance energy efficiency projects, which seek to enable residential customers, businesses and governmental organizations to consume less energy while at the same time providing the same or greater level of amenity. Financing for energy efficiency projects is generally used to pay for energy efficiency retrofits of buildings, homes, businesses, and replacement of other inefficient energy consuming assets with more modern equipment technologies. These projects can be structured to provide predictable long-term cash flows by receiving a portion of the energy savings and the sale of associated RECs and EECs generated by such installations. In each of our renewable energy and energy efficiency investments, we also intend, where appropriate, to maximize the benefits of state and/or municipal renewable energy standards or RPS as well as other U. S. federal, state and local government support and incentives for the renewable energy industry.

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

Pursuant to the Offering which commenced on August 5, 2013, we are offering on a continuous basis up to $1,500,000,000 in shares of our limited liability company interests, consisting of up to $1,250,000,000 of shares in the Primary Offering consisting of Class A shares at an initial offering price of $10.00 per share, Class C shares at an initial offering price of $9.576 per share and Class I shares at an initial offering price of $9.186 per share, and up to $250,000,000 of shares pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the Offering. The Company’s offering period is currently scheduled to terminate two years after the initial offering date, or August 8, 2015, unless extended.

As of December 31, 2013, the Advisor had purchased 20,100 Class A shares for aggregate gross proceeds of $201,000 and an affiliate of the Advisor has purchased 100 shares for aggregate gross proceeds of $1,000. On March 28, 2014, we satisfied the minimum offering requirement of $2,000,000 and commenced operations as of April 25, 2014. As of June 30, 2014, we had received subscriptions for and issued 298,461 of our shares for gross proceeds of $2,980,000, (before dealer-manager fees of $34,750 and selling commissions of $85,890, for net proceeds of $2,859,360).

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

Critical Accounting Policies and Use of Estimates

The following discussion addresses the accounting policies utilized based on our initial operations. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based will be reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we continue to implement our business and operating strategy. The material accounting policies and estimates that we initially expect to be most critical to an investor’s understanding of our financial results and condition, as well as those that require complex judgment decisions by our management, are discussed below.

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

Valuation of Investments

Our advisor, in conjunction with an independent valuation firm when necessary, subject to the review and approval of the Board, is ultimately responsible for the determination, in good faith, of the fair value of investments. In that regard, the Advisor has established policies and procedures which have been reviewed and approved by our Board, to estimate the fair value of our investments which are detailed below. Any changes to these policies and procedures are required to be approved by our Board, including a majority of our independent directors.

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

Calculation of Net Asset Value

Our NAV will be calculated and published on a quarterly basis. We will calculate our NAV per share by subtracting all liabilities from the total carrying amount of our assets, which includes the fair value of our investments, and dividing the result by the total number of outstanding shares on the date of valuation. For purposes of calculating our NAV, we expect to carry all liabilities at cost.

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

Portfolio and Investment Activity

During the period of operations ended June 30, 2014, we invested $2.9 million in short term money market instruments and had $0.1 million in aggregate repayments, resulting in net investments of $2.8 million for the period.

Portfolio composition based on fair value was as follows:

	June 30, 2014
	Fair Value	Percentage of Total Portfolio	Weighted Average Coupon Yield
Short Term Investment – money market	$2.818,000	100.0%	0.05%

Total	$2,818,000	100.0%	0.05%

There were no investments as of December 31, 2013.

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

In June 2014, the FASB issued new accounting guidance that eliminated the incremental financial reporting requirements for developing stage entities, including required certain inception-to-date disclosures. The new guidance also eliminates special consolidation guidance for variable interest entities that were development stage entities. The new guidance requires additional discussion of risks and uncertainties related to an entity’s current activities and future plans when an entity has not started its planned operations. The Company adopted the new guidance for the period commencing April 25, 2014, which coincides with the commencement of operations. Adoption of the new guidance did not have a significant impact on the consolidated financial statements.

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

Results of Operations

Revenues. Investment income for the period ended June 30, 2014 totaled $80.

Expenses. For the period ended June 30, 2014, the management fees amounted to $10,147 which were waived by our Advisor. For the period ended June 30, 2014, there were no incentive fees. While other expenses during the period amounted to $390,403 including $222,734 of pre-operating expenses, our Advisor assumed responsibility for operating expenses above the Maximum Rates as noted in the Expense Assumption and Reimbursement Agreement which amounted to $326,712 during the period ended June 30, 2014.

The composition of our operating expenses was as follows:

For the period from commencement of operations (April 25, 2014) through June 30, 2014
Management fees	$10,147
General and administrative costs	23,827
Audit expense	41,944
Insurance expense	18,482
Directors fees and expenses	22,887
Organizational expenses	27,665
Printing and mailing expenses	8,510
Other expenses	14,207

Total operating expenses	$167,669

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

For the period ended June 30, 2014, we had no net realized gains or losses and no unrealized appreciation / depreciation recorded in the Statement of Operations.

Changes in Net Assets from Operations. For the period ended June 30, 2014, we recorded a net decrease in net assets resulting from operations of $0.05 million. Based on the weighted average shares of common stock outstanding for the period ended June 30, 2014, our per share net decrease in net assets resulting from operations was $0.19.

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

Pursuant to the advisory agreement, we pay GCM a base management fee for advisory and management services. The base management fee is calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee is payable monthly in arrears. The base management fee is calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. GCM may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. GCM has agreed to waive the base management fees payable by the Company until an investment is made by the Company. Any portion of a deferred fee not taken as to any period will be deferred without interest and may be taken in any other period prior to the occurrence of a liquidity event as GCM may determine in its sole discretion.

The Special Unitholder, an entity affiliated with our advisor, will hold the special unit in our Company entitling it to an incentive allocation and distribution. Pursuant to our LLC Agreement, the incentive allocation and distribution, or Incentive Distribution, will have three parts as follows: The first part, the income incentive distribution, will be calculated and payable quarterly in arrears based on our pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means (1) interest income, (2) dividend, project and distribution income from equity investments (but excluding that portion of distributions that are treated as a return of capital) and (3) any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with our Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred shares of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. If interest income is accrued but never paid, our Board would review and approve the write off of the accrual in the fiscal quarter when the accrual is determined to be uncollectible. The write off would cause a decrease in interest income for the fiscal quarter equal to the amount of the prior accrual. GCM is not under any obligation to reimburse us for any part of the incentive distribution it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income. Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes. Pre-incentive distribution net investment income, expressed as a rate of return on the value of our average adjusted capital at the end of the fiscal quarter will be compared to a “hurdle rate” of 1.75% per fiscal quarter (7.00% annualized). Our net investment income used to calculate this part of the Incentive Distribution is also included in the amount of our gross assets used to calculate the 2.00% annualized base management fee.

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

As of June 30, 2014, Greenbacker Administration has delegated certain of its administrative functions to US Bank. Greenbacker Administration may enter into similar arrangements with other third party administrators, including with respect to cash management and fund accounting services. In the future, Greenbacker Administration may perform certain asset management and oversight services, as well as asset accounting and administrative services, for the Company. It is anticipated, however, that Greenbacker Administration will delegate such administrative functions to third parties in order to recognize certain operational efficiencies for the benefit of the Company.

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

Distributions

We have not paid any distributions since inception.

Legal Proceedings

The Company is not party to any legal proceedings.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*	Certificate of formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Appendix C of the Registrant’s Prospectus Supplement to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on June 27, 2014)

4.1*	Form of Distribution Reinvestment Plan (Incorporated by reference from Exhibit 4.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.6**	Form of Expense Assumption and Reimbursement Agreement, by and among Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 11, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities and (ii) Notes to the Consolidated Financial Statements.

*	Filed previously.
**	Filed herewith.
***	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2014	By	/s/ Charles Wheeler
Charles Wheeler Chief Executive Officer and Director (Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: August 11, 2014	By	/s/ Richard C. Butt
Richard C. Butt Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC