Form 10-Q
period 2014-09-30
Greenbacker Renewable Energy Co LLC
filed 2014-11-13
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2014, the registrant had 707,269.49 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1.	Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investment, at fair value (cost of $920,000 and $0, respectively)	$1,001,865	$—
Cash and cash equivalents	2,952,571	202,000
Restricted cash	568,207	—
Due from advisor	120,092	—
Other assets	19,071	—

Total assets	$4,661,806	$202,000

LIABILITIES
Management fee payable	$6,775	$—
Accounts payable and accrued expenses	207,380	—
Shareholder distributions payable	4,987	—
Payable for investment purchased	568,207	—

Total liabilities	$787,349	$—

Commitments and contingencies (See Note 2, Note 5 and Note 7)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value $.001 per share, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, par value $.001 per share, 350,000,000 authorized; 454,153 and 20,200 shares issued and outstanding, respectively	454	20
Paid-in capital in excess of par value	3,900,057	201,980
Accumulated deficit	(107,919)	—
Accumulated unrealized appreciation on investment	65,492	—

Total Common Stockholders’ Equity	3,858,084	202,000
Special Unitholder’s Equity	16,373	—

Total Members’ Equity (Net Assets)	3,874,457	202,000

Total liabilities and net assets	$4,661,806	$202,000

Net assets, Class A (shares outstanding of 408,818 and 20,200, respectively)	$3,472,959	$202,000
Net assets, Class C (shares outstanding of 23,557 and -0-, respectively)	$200,117	$—
Net assets, Class I (shares outstanding of 21,778 and -0-, respectively)	$185,008	$—

Net assets	$3,858,084	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months and Period Ended September 30, 2014

(Unaudited)

	For the three months ended September 30, 2014	For the period from Commencement of Operations (April 25, 2014) through September 30, 2014
Investment income:
Interest from investments	$304	$384

Total investment income	$304	$384

Operating expenses:
Management fees	17,856	28,003
General and administration costs	39,099	62,926
Audit expense	102,263	144,207
Insurance expense	17,810	36,292
Directors fees and expenses	24,929	47,816
Organizational expenses	7,734	35,399
Printing and mailing expenses	49,443	57,953
Custody expenses	4,682	4,682
Other expenses	15,200	29,407

Operating expenses before expense waiver and reimbursement	279,016	446,685
Pre-operating expenses	—	222,734
Waiver of management fees	(11,081)	(21,228)
Expense reimbursement from advisor	(232,084)	(558,796)

Total expenses net of expense waiver and reimbursement	35,851	89,395

Net investment loss	(35,547)	(89,011)

Unrealized appreciation on investment:
Net unrealized appreciation on investment	81,865	81,865

Net increase (decrease) in net assets resulting from operations	46,318	(7,146)
Net decrease in net assets attributed to Special Unitholder	(16,373)	(16,373)

Net increase (decrease) in net assets attributed to Common Stockholders	$29,945	$(23,519)

Common stock per share information — basic and diluted:
Net investment loss	$(0.10)	$(0.28)

Net increase (decrease) in net assets resulting from operations	$0.09	$(0.07)

Weighted average common shares outstanding	351,204	321,122

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF NET ASSETS

For the Period Ended September 30, 2014

(Unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in Capital in excess of par value	Accumulated deficit	Accumulated unrealized appreciation on investment	Total Common Stockholders’ Equity	Special Unitholder’s Equity	Total Members’ Equity (net assets)
Balances at December 31, 2013	20,200	$20	$201,980	$—	$—	$202,000	$—	$202,000
Proceeds from Issuance of common stocks	434,053	434	4,082,658	—	—	4,083,092	—	4,083,092
Offering Costs	—	—	(383,581)	—	—	(383,581)	—	(383,581)
Redemption of common stock	(100)	—	(1,000)	—	—	(1,000)	—	(1,000)
Shareholder distributions	—	—	—	(18,908)	—	(18,908)	—	(18,908)
Net investment loss	—	—	—	(89,011)	—	(89,011)	—	(89,011)
Net unrealized appreciation on investment	—	—	—	—	65,492	65,492	16,373	81,865

Balances at September 30, 2014	454,153	$454	$3,900,057	$(107,919)	$65,492	$3,858,084	$16,373	$3,874,457

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period Ended September 30, 2014

(Unaudited)

For the period from Commencement of Operations (April 25, 2014) through September 30, 2014
Operating activities:
Net decrease in net assets resulting from operations	$(7,146)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Purchase of investment and restricted cash	(920,000)
Net unrealized appreciation on investment	(81,865)
Increase in operating assets:
Due from advisor	(120,092)
Other assets	(19,071)
Increase in operating liabilities:
Management fee payable	6,775
Accounts payable and accrued liabilities	207,380

Net cash used in operating activities	(934,019)

Financing activities:
Proceeds from issuance of shares of common stock, net	4,069,171
Offering costs	(383,581)
Redemption of shares of common stock, net	(1,000)

Net cash provided by financing activities	3,684,590

Net increase in cash and cash equivalents	2,750,571
Cash and cash equivalents, beginning of period	202,000

Cash and cash equivalents, end of period	$2,952,571

Supplemental disclosure of cash flow information:
Shareholder distribution payable	$4,987
Payable for investment purchased	$568,207
Shareholder distributions reinvested in common stock	$(13,921)

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENT

September 30, 2014

(Unaudited)

Investments	Industry	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests — Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar	100% Ownership	$920,000	$1,001,865	25.9%

INVESTMENT: 25.9%			$920,000	$1,001,865	25.9%

OTHER ASSETS IN IN EXCESS OF LIABILITIES: 74.1%				2,872,592	74.1%

TOTAL NET ASSETS: 100.0%				$3,874,457	100.0%

(a)	Percentages are based on net assets of $3,874,457 as of September 30, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) and December 31, 2013

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

On March 28, 2014, the Company met its initial offering requirement of $2.0 million and on April 25, 2014 held the initial closing of the offering. As of November 3, 2014, the Company is selling shares on a continuous basis at a price of $10.000 per Class A share, $9.576 per Class C share and $9.186 per Class I share. Management considers the breaking of escrow to be the beginning of the Company’s operations. Accordingly, the Statements of Operations and Cash Flows are presented for the period April 25, 2014 (commencement of operations) through September 30, 2014.

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

As of September 30, 2014, the Company has issued 20,209.828 Class A shares to the Advisor and 170,928.915 Class A shares to an affiliate of the Advisor. On April 25, 2014 (Commencement of Operations), 100 Class A shares were redeemed by an affiliate of the Advisor. As of December 31, 2013, the Company has issued 20,100 Class A shares to the Advisor and 100 Class A shares to an affiliate of the Advisor.

The Company expects to initially focus on investing in wind and solar energy projects, as well as energy efficiency projects. Generally, solar energy projects offer more stable power generation characteristics compared to other forms of renewable energy, and advances in wind turbines and government incentives make wind energy projects attractive as well. In regard to energy efficiency, the market is showing significant growth; thus providing the opportunity to finance projects that will reduce energy consumption and enhance the efficiency of energy assets. Over time, the Company plans to broaden its investments to include other types of renewable energy assets and projects, which may include hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets.

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

The Company’s consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services — Investment Companies (ASC Topic 946). In accordance with this specialized accounting guidance, the Company recognizes and carries all of its investments at fair value with changes in fair value recognized in earnings. Additionally, the Company does not apply consolidation or equity method of accounting to its investments. The Company carries liabilities at amounts payable, net of unamortized premiums or discounts. The Company does not currently plan to elect to carry its liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.

The financial information associated with the September 30, 2014 consolidated statement of assets and liabilities has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The September 30, 2014 financial information has not been audited by the independent registered public accounting firm and they do not express an opinion thereon.

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

Restricted Cash

Restricted cash consists of deposits and other funds held at financial institutions to be used solely to remit payment for investments subject to the terms of each individual purchase and sale agreement. In certain instances, funds held as restricted cash can be returned to the Company if certain terms and conditions of each purchase and sale agreement are not met. As of September 30, 2014, the maximum purchase price associated with the Sunny Mountain Portfolio (see Note 3) is held in a cash account that is restricted solely for remitting payment to the seller. There are no further restrictions on the use of the Company’s cash as of September 30, 2014 and no restrictions as of December 31, 2013.

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

Earnings (Loss) per Share

In accordance with the provisions of ASC Topic 260 — “Earnings per Share” (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

	For the three months ended September 30, 2014	For the period Commencement of Operations (April 25, 2014) through September 30, 2014
Basic and diluted
Net increase (decrease) in net assets attributed to Common Stockholders	$29,945	$(23,519)
Weighted average common shares outstanding	351,204	321,122
Net increase (decrease) in net assets resulting from operations per share	$0.09	$(0.07)

For the three months and period ended September 30, 2014, there were no potentially dilutive common shares outstanding.

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

As of September 30, 2014 and December 31, 2013, the Advisor has incurred approximately $4,378,000 and $3,960,000, respectively, of O&O costs on behalf of the Company. The O&O costs include $1,250,000 for formation services due to an affiliate of the Advisor of which $250,000 is payable once the offering is terminated.

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement (the “LLC Agreement”), a capital gains incentive distribution will be earned by an affiliate of the Advisor on realized gains from the sale of investments from the Company’s portfolio during operations prior to a liquidation of the Company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive distribution, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the Company will include unrealized gains in the calculation of the capital gains incentive distributions. This amount reflects the incentive distribution that would be payable if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are actually realized. Thus on each date that NAV is calculated, the Company calculates for the capital gains incentive distribution by calculating such distribution as if the allocation was due as of the end of such period. As of September 30, 2014, a capital gains incentive distribution allocation in the amount of $16,373 was recorded based upon unrealized gains.

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

Note 3. Investment

On August 28, 2014, the Company, through a wholly-owned subsidiary, entered into an agreement to acquire a company owning a portfolio of commercial and residential solar photovoltaic systems comprising approximately 860 kilowatts of generation capacity (the “Sunny Mountain Portfolio”) for a maximum purchase price of $880,000 plus closing costs. While the Company has received the economic benefits of ownership effective as of September 1, 2014, the Company has the right to return specified solar photovoltaic systems to the sellers if certain conditions (which includes minor repair of certain facilities and completion of specified inspections) are not met by December 1, 2014 with a corresponding reduction in the overall purchase price. As of September 30, 2014, the maximum purchase price is held in escrow awaiting satisfaction of these conditions.

The composition of the Company’s investment as of September 30, 2014, at amortized cost and fair value were as follows:

	Investment at Amortized Cost	Investment at Fair Value	Fair Value Percentage of Total Portfolio
Limited Liability Company Member Interests	$920,000	$1,001,865	100.0%

Total	$920,000	$1,001,865	100.0%

The composition of the Company’s investment as of September 30, 2014 by geographic region, at amortized cost and fair value were as follows:

	Investment at Amortized Cost	Investment at Fair Value	Fair Value Percentage of Total Portfolio
Mountain	$920,000	$1,001,865	100.0%

Total	$920,000	$1,001,865	100.0%

The composition of the Company’s investment as of September 30, 2014 by industry, at amortized cost and fair value were as follows:

	Investment at Amortized Cost	Investment at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$920,000	$1,001,865	100.0%

Total	$920,000	$1,001,865	100.0%

There were no investments as of December 31, 2013.

Investment held as of September 30, 2014 is considered a Control Investment, which is defined as investments in companies in which the Company own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s Board.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investment, by major class, as of September 30, 2014, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$1,001,865	$1,001,865

Total	$—	$—	$1,001,865	$1,001,865

There were no investments as of December 31, 2013.

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the period ended September 30, 2014:

	Valuation Inputs
	Balance as of April 25, 2014 (Commencement of Operations)	Net change in unrealized appreciation on investment	Purchases and other adjustments to cost (1)	Balance as of September 30, 2014
Limited Liability Company Member Interests	$—	$81,865	$920,000	$1,001,865

Total	$—	$81,865	$920,000	$1,001,865

(1)	Include purchases of new investment, capitalized deal costs and effects of purchase price adjustments, if any.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investment for the three months and period ended September 30, 2014 attributable to Level 3 investments still held at September 30, 2014 was $81,865 and $81,865, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months and period ended September 30, 2014.

Net change in unrealized appreciation on investment at fair value for the three months and period ended September 30, 2014 was $81,865 and $81,865, respectively, included within net change in unrealized appreciation on investment in the consolidated statements of operations. There was no net realized gains or losses on investment at fair value for the three months and period ended September 30, 2014.

As of September 30, 2014, all of the Company’s portfolio investment utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investment as of September 30, 2014:

	Fair value	Valuation technique	Unobservable inputs	Rate/Assumption
Limited Liability Company Member Interests	$1,001,865	Income approach	Discount rate Future Kwh Production	8.30% 0.75% annual degradation in production

The significant unobservable inputs used in the fair value measurement of the Company’s Limited Liability Company Member Interests are discount rates and estimates related to the future production of electricity. Significant increases in the discount rate used or actual Kwh production meaningfully less that projected production would result in a significantly lower fair value measurement.

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

O&O costs — Advisor	The Company will reimburse the Advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the Company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the Company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. The Company has targeted an offering expense ratio of 1.5% for O&O costs.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the Advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the Advisor shall determine in its sole discretion. For the period commencement of operations (April 25, 2014) through August 31, 2014, the Advisor agreed to waive the base management fees payable by the Company since an investment in a renewable energy or an energy efficiency project or other energy related business did not occur until September 1, 2014.

Incentive Allocation and Distribution — Special Unitholder	The incentive distribution to which the Special Unitholder may be entitled will be calculated and payable quarterly in arrears based on the pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means interest income, dividend and distribution income from equity investments (excluding that portion of distributions that are treated as return of capital) and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus the operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with the Company’s Administrator, and any interest expense and distributions paid on any issued and outstanding

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

For the three months and period ended September 30, 2014, the Company incurred $279,016 and $446,685, respectively, in operating expenses including the management fees earned by the Advisor. Additionally, the Company became obligated for all pre-operating costs (not including organizational and offering costs) upon commencement of operations. As discussed above, the Advisor assumed responsibility for all of the Company’s operating expenses under the Expense Assumption and Reimbursement Agreement above the Maximum Rates, which amounted to $232,084 and $336,062, respectively, for the three months and period ended September 30, 2014.

Pursuant to the terms of the Expense Assumption and Reimbursement Agreement, the Advisor has paid approximately $558,796 of pre-operating and operating expenses inception to date on behalf of the Company. Such expenses may be expensed by the Company and payable to the Advisor under the terms outlined in the “Operating Expense and Expense Assumption and Reimbursement Agreement” section above.

For the three months and period ended September 30, 2014, the Advisor earned $17,856 and $28,003, respectively, in management fees of which $11,081 and $21,228, respectively, were waived. The Advisor had agreed to waive all management and incentive fees until the Company makes its’ first investment in a renewable energy or energy efficiency project or other energy related business, which occurred on September 1, 2014. While there were no incentive allocations earned to date by the Advisor, the financial statements reflect a $16,373 incentive allocation expense based upon net unrealized gains as of September 30, 2014.

Due from Advisor on the consolidated statement of assets and liabilities in the amount of $120,092 is comprised of $558,796 due from the Advisor in connection with the Expense Assumption and Reimbursement Agreement offset by preoperational expenses due from the Company to the Advisor in the amount of $19,371 as well as Organization and Offering Costs of $419,333 due from the Company to the Advisor. The Company and Advisor plan to cash settle any amounts Due to / from Advisor on a quarterly basis.

For the three months and period ended September 30, 2014, the Company paid $34,912 and $72,076 in dealer manager fees and $69,662 and $157,966, respectively, in selling commission to the Company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the Company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the Company’s consolidated statement of operations.

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

The following table is a summary of the shares issued during the period and outstanding as of September 30, 2014:

	Shares Outstanding as of March 31, 2014	Shares Issued/ Redeemed During the Period(a)	Shares Outstanding as of September 30, 2014
Class A shares	20,200	388,618	408,818
Class C shares	—	23,557	23,557
Class I shares	—	21,778	21,778

Total	20,200	433,953	454,153

(a)	Per the Company’s Prospectus, the 100 shares purchased by the initial member were redeemed, without interest, when escrow was broken and the Company commenced operations.

As of December 31, 2013 there were 20,200 Class A shares outstanding. As of September 30, 2014 and December 31, 2013, none of the LLC’s preferred shares were issued and outstanding.

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

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan through which the Company’s shareholders may elect to purchase additional shares with distributions from the Company rather than receiving the cash distributions. The Board may reallocate the shares between the offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the offering. As of September 30, 2014 and December 31, 2013, $50,000,000 and $0 in shares, respectively, were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP. At its discretion, the Board may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of September 30, 2014, 1,542.435 shares were issued under the DRP. There were no shares issued as of December 31, 2013.

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

Note 7. Distributions

On September 30, 2014, with the authorization of the Company’s Board, the Company declared distributions on each outstanding Class A, C and I shares commencing on the closing date of the Company’s first renewable energy or energy efficiency investment and ending on September 30, 2014. These distributions were calculated based on shareholders of record for each day in an amount equal to $0.0016438 per share per day (less the distribution fee with respect to Class C shares). On October 1, 2014, $4,987 of these distributions was paid in cash and on September 30, 2014, $13,921 was reinvested in shares for those shareholders participating in the Distribution Reinvestment Plan.

Note 8. Commitments and Contingencies

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

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company attributed to Common Stockholders for the period ended September 30, 2014. The Company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I shares as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes. Information for the period ended September 30, 2013 is not included since operations did not commence until April 25, 2014 and it is not considered meaningful.

Per share data attributed to common shares (1):
Net proceeds before offering costs (2)	$9.43
Offering costs	(0.84)

Net proceeds after offering costs	8.59
Net investment loss	(0.28)
Net unrealized appreciation on investments	0.21

Net decrease in net assets resulting from operations	(0.07)
Shareholder Distributions	(0.06)
Other (6)	0.04

Net decrease in Members’ Equity attributed to common shares	(0.09)

Net asset value for common shares at end of period (3)	$8.50

Total return attributed to common shares based on net asset value (4)	(9.44)%
Common shareholders’ equity at end of period	$3,858,084
Common shares outstanding at end of period	454,153
Ratio/Supplemental data for common shares (annualized) (4)(5):
Ratio of net investment loss to average net assets	(7.53)%
Ratio of operating expenses to average net assets	7.56%

(1)	The per share data was derived by using the weighted average shares outstanding during the period of April 25, 2014 through September 30, 2014, which was 321,122.
(2)	Net proceeds before offering costs is greater than $9.025 since a significant number of shares was sold with less than the maximum commission and dealer manager fee charged.
(3)	Net asset value would have been lower if the Advisor had not agreed to waive management fees and reimburse the Company for expenses above the Maximum Rates as of September 30, 2014.
(4)	Total return, ratio of net investment loss and ratio of operating expenses to average net assets for the period ended September 30, 2014, prior to the effect of the Expense Assumption and Reimbursement Agreement and the management fee waiver were (18.26%), (37.75%) and 37.78%, respectively.
(5)	The Company’s net investment loss has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of a full fiscal year due to the Company’s brief period of operations through September 30, 2014.
(6)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and the fact that no offering costs were charged against shares issued prior to the commencement of this offering.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the financial statements or would be required to be recognized in the consolidated financial statements as of and for the period ended as of September 30, 2014 (unaudited) and the year ended December 31, 2013 except as discussed below.

Status of the Offering

Subsequent to September 30, 2014 through November 10, 2014, the Company sold approximately 273,216 units in the Offering for approximately $2,720,000 in gross proceeds. As of November 10, 2014, the Company had received approximately $7.0 million in total gross offering proceeds through the issuance of approximately 707,269 shares in the Offering.

Share Offering Price

Pursuant to the net asset value determination by the Company, the value has not increased above nor decreased the Company’s net proceeds per unit; therefore, the Company will continue to sell shares at a price of $10.000 per Class A share, $9.576 per Class C share and $9.186 per Class I share as of November 3, 2014. The Company’s net asset value and offering price increases would have been less if the Advisor had not absorbed and deferred reimbursement for a substantial portion of the Company’s operating expenses since the Company began its operations under the terms of the Expense Assumption and Reimbursement Agreement.

Investments

On October 14, 2014, the Company announced that it has entered into a definitive agreement to acquire the Canadian Northern Lights solar portfolio located in and around Toronto, Ontario, Canada for a gross price of approximately $1,067,000 less a reduction in the purchase price for certain net revenues earned since August 15, 2014 of approximately $39,000. The portfolio consists of 45 small roof and ground mount solar photovoltaic arrays. The Company will receive the economic benefits of ownership of the solar assets effective as of the closing date, which occurred on October 20, 2014. One hundred percent of the electricity produced by the portfolio will be sold under a long term contract to the Ontario Power Authority, an investment grade public utility.

On October 15, 2014, the Company announced that it signed a definitive agreement to acquire five to-be-constructed solar power facilities throughout the state of Vermont (“Green Maple Portfolio”). The deals were developed by a highly successful solar developer and will be constructed by leading engineering, procurement and construction firms during 2014 and the first six months of 2015. While the initial commitment by the Company to purchase the development rights was approximately $1,400,000, the cost of the fully constructed facilities will be approximately $9,222,000. The Green Maple Portfolio, when operational, will consist of ground mounted solar systems located on municipal and commercial properties. Electricity will be sold under long term Power Purchase Agreements with contracted revenues expected to be derived from investment grade rated utilities, private educational institutions and municipalities.

Distributions

The Company announced on October 1, 2014 that on September 29, 2014 its Board of Directors authorized cash distributions of $0.0016438 per share, per day, on each outstanding Class A, C and I share of common stock commencing on October 1, 2014 ending on December 31, 2014. The distributions will be payable on November 3, 2014, December 1, 2014 and January 2, 2015 to shareholders of record as of October 31, 2014, November 28, 2014 and December 31, 2014, respectively.

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

Pursuant to the Offering which commenced on August 5, 2013, we are offering on a continuous basis up to $1,500,000,000 in shares of our limited liability company interests, consisting of up to $1,250,000,000 of shares in the Primary Offering and up to $250,000,000 of shares pursuant to the Distribution Reinvestment Plan. SC

Distributors, LLC is the dealer manager for the Offering. The Company’s offering period is currently scheduled to terminate two years after the initial offering date, or August 8, 2015, unless extended. After the finalization of the September 30, 2014 net asset value, the current offering price of the Class A shares is $10.000 per share, the current offering price of the Class C shares is $9.576 per share and the current offering price of the Class I shares is $9.186 per share.

As of December 31, 2013, the Advisor had purchased 20,100 Class A shares for aggregate gross proceeds of $201,000 and an affiliate of the Advisor has purchased 100 shares for aggregate gross proceeds of $1,000. On March 28, 2014, we satisfied the minimum offering requirement of $2,000,000 and commenced operations as of April 25, 2014. As of September 30, 2014, we had received subscriptions for and issued 454,153 of our shares for gross proceeds of $4,511,720, (before dealer-manager fees of $69,662 and selling commissions of $157,966, for net proceeds of $4,284,092).

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

Portfolio and Investment Activity

On August 28, 2014, the Company, through a wholly-owned subsidiary, entered into an agreement to acquire a company owning a portfolio of commercial and residential solar photovoltaic systems comprising approximately 860 kilowatts of generation capacity (the “Sunny Mountain Portfolio”) for a maximum purchase price of $880,000 plus closing costs. The Company has funded the entire purchase price into escrow to be released in accordance with the terms of the agreement. The Company has received the economic benefits of ownership effective as of September 1, 2014. The Company has the right to return specified solar photovoltaic systems to the sellers if certain conditions (which includes minor repair of certain facilities and completion of specified inspections) are not met by December 1, 2014 with a corresponding reduction in the overall purchase price.

During the period of operations ended September 30, 2014, we invested $0.9 million in 1 new portfolio company and had no exits and repayments, resulting in net investment of $0.9 million for the period.

The composition of the Company’s investment as of September 30, 2014, at fair value was as follows:

	Investment at Fair Value	Fair Value Percentage of Total Portfolio
Limited Liability Company Member Interests	$1,001,865	100.0%

Total	$1,001,865	100.0%

The composition of the Company’s investment as of September 30, 2014 by industry, at fair value was as follows:

	Investment at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$1,001,865	100.0%

Total	$1,001,865	100.0%

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

Results of Operations

Revenues. Investment income for the three months and period ended September 30, 2014 totaled $304 and $384, respectively.

Expenses. For the three months and period ended September 30, 2014, the management fees amounted to $17,856 and $28,003, respectively, of which $11,081 and $21,228 respectively were waived by our Advisor. While other expenses during the three months and period ended September 30, 2014 amounted to $261,160 and $418,682, respectively, including $-0- and $222,734 of pre-operating expenses, our Advisor assumed responsibility for operating expenses above the Maximum Rates as noted in the Expense Assumption and Reimbursement Agreement which amounted to $232,084 and $558,796 during the three months and period ended September 30, 2014, respectively.

The composition of our operating expenses was as follows:

	For the three months ended September 30, 2014	For the period from commencement of operations (April 25, 2014) through September 30, 2014
Management fees	$17,856	$28,003
General and administrative costs	39,099	62,926
Audit expense	102,263	144,207
Insurance expense	17,810	36,292
Directors fees and expenses	24,929	47,816
Organizational expenses	7,734	35,399
Printing and mailing expenses	49,443	57,953
Custody expenses	4,682	4,682
Other expenses	15,200	29,407

Total operating expenses	$279,016	$446,685

Incentive fee allocation in the amount of $16,373 for the three month and period ending September 30, 2014, relates to the Capital Gain Incentive Fee associated with the value of the Company’s investments but not currently payable to the Advisor.

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

For the three months and period ended September 30, 2014, we had no net realized gains or losses and $81,865 in unrealized appreciation recorded in the Statement of Operations.

Income of $13,515 earned by the investment but yet to be received by the Company is included in net unrealized appreciation (depreciation) for the three months and period ended September 30, 2014.

Changes in Net Assets from Operations. For the three months and period ended September 30, 2014, we recorded a net increase (decrease) in net assets resulting from operations of $29,945 and $(23,519), respectively. Based on the weighted average shares of common stock outstanding for the three months and period ended September 30, 2014, our per share net increase (decrease) in net assets resulting from operations was $0.09 and $(0.07), respectively.

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

Pursuant to the advisory agreement, we pay GCM a base management fee for advisory and management services. The base management fee is calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee is payable monthly in arrears. The base management fee is calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. GCM may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. GCM has agreed to waive the base management fees payable by the Company until an investment is made by the

Company, which occurred on September 1, 2014. Any portion of a deferred fee not taken as to any period will be deferred without interest and may be taken in any other period prior to the occurrence of a liquidity event as GCM may determine in its sole discretion.

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

As of September 30, 2014, Greenbacker Administration has delegated certain of its administrative functions to US Bank. Greenbacker Administration may enter into similar arrangements with other third party administrators, including with respect to cash management and fund accounting services. In the future, Greenbacker Administration may perform certain asset management and oversight services, as well as asset accounting and administrative services, for the Company. It is anticipated, however, that Greenbacker Administration will delegate such administrative functions to third parties in order to recognize certain operational efficiencies for the benefit of the Company.

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

Distributions

On September 30, 2014, with the authorization of the Company’s Board, the Company declared distributions on each outstanding Class A, C and I share commencing on the closing date of the Company’s first renewable energy or energy efficiency investment and ending on September 30, 2014. These distributions were calculated based on shareholders of record for each day in an amount equal to $0.0016438 per share per day (less the distribution fee with respect to Class C shares). On October 1, 2014, $4,987 of these distributions was paid in cash and on September 30, 2014, $13,921 was reinvested in shares for those shareholders participating in the Distribution Reinvestment Plan.

The Company announced on October 1, 2014 that on September 29, 2014 its Board of Directors authorized cash distributions of $0.0016438 per share, per day, on each outstanding Class A, C and I share of common stock commencing on October 1, 2014 ending on December 30, 2014. The distributions will be payable on November 3, 2014, December 1,2014 and January 2, 2015 to shareholders of record as of October 31, 2014, November 28, 2014 and December 31, 2014, respectively.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1*	Certificate of formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-178786-01) filed on December 11, 2012)

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Appendix C of the Registrant’s Prospectus Supplement to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on June 27, 2014)

4.1*	Form of Distribution Reinvestment Plan (Incorporated by reference from Exhibit 4.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 13, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities and (ii) Notes to the Consolidated Financial Statements.

*	Filed previously.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2014	By	/s/ Charles Wheeler
Charles Wheeler Chief Executive Officer and Director (Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: November 13, 2014	By	/s/ Richard C. Butt
Richard C. Butt Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC