Form 10-K
period 2014-12-31
Greenbacker Renewable Energy Co LLC
filed 2015-03-20
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-178786-01

GREENBACKER RENEWABLE ENERGY COMPANY LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0872648
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 4, 2015, the registrant had 1,613,502 shares of common stock, $0.001 par value, outstanding.

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	The term "LLC" refers to Greenbacker Renewable Energy Company LLC;

•	“we,” “us,” “our” and the “company” refers, collectively, to Greenbacker Renewable Energy Company LLC and Greenbacker Renewable Energy Corporation;

•	The “advisor” and “GCM” refer to Greenbacker Capital Management LLC, our advisor;

•	The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor;

•	The term “special unit” refers to the special unit of limited liability company interest in the LLC entitling the Special Unitholder to an incentive allocation and distribution;

•	The term “SC Distributors” and “dealer manager” refer to SC Distributors, LLC, a Delaware limited liability company, the LLC’s dealer manager;

•	“GREC” refers to Greenbacker Renewable Energy Corporation, a Maryland corporation;

•	“Greenbacker Administration” and “Administrator” refers to Greenbacker Administration, LLC, our Administrator; and

•	“Greenbacker Group LLC” refers to a sponsor of the company and the parent of GCM.

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

Greenbacker Renewable Energy Company LLC, a Delaware limited liability company is an externally managed energy company that intends to acquire and manage income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finance the construction and/or operation of these and sustainable development projects and businesses. The LLC plans to conduct substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. The LLC and GREC (collectively “we”, “us”, “ours”, and the “company”) will be externally managed and advised by Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company. The LLC’s fiscal year end is December 31.

The company is offering up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 pursuant to the distribution reinvestment plan, on a “best efforts” basis through SC Distributors, LLC, the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The dealer manager coordinates the distribution of our shares, manages our relationships with participating broker-dealers and provides assistance in connection with compliance matters relating to the marketing of our offering. The dealer manager provides only the foregoing distribution-related services to us, and does so pursuant to the dealer manager agreement in place. The dealer manager exercises no control or influence over our investment, asset management or accounting functions or any other aspect of our management or operations. For the avoidance of doubt, the dealer manager owns no equity interests in our advisor.

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

On March 28, 2014, the company met the initial offering requirement of $2,000,000, and on April 25, 2014 held the initial closing. As of December 31, 2014, the company is selling shares on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. Management considers the breaking of escrow to be the beginning of the company’s operations. Accordingly, the Statements of Operations and Cash Flows are presented for the period April 25, 2014 (commencement of operations) through December 31, 2014. Commencing on June 30, 2014 and each quarter thereafter, our advisor, utilizing the services of an independent valuation firm when necessary, reviews and approves the net asset value for each class of shares, subject to the oversight of the board of directors. The company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the net asset value per share on the most recent valuation date increases above or decreases below the net proceeds per share, the company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below net asset value per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to the dealer manager. The shares are offered in the primary offering at a price based on the most recent valuation, plus related selling commissions, dealer manager fees and organization and offering expenses. Five days after the completion of each quarter end valuation, shares will be offered pursuant to the distribution reinvestment plan at a price equal to the current offering price per each class of shares, less the sales selling commissions and dealer manager fees associated with that class of shares in the primary offering.

OVERVIEW OF OUR BUSINESS

Our business objective is to generate attractive risk-adjusted returns for our members, consisting of both current income and long-term capital appreciation, by acquiring, and financing the construction and/or operation of income-generating renewable energy, energy efficiency and sustainable development projects, primarily within but also outside of North America. We expect the size of our investments to generally range between approximately $1 million and $100 million. We will seek to maximize our risk-adjusted returns by: (1) capitalizing on market opportunities; (2) focusing on hard assets that produce dependable cash flows; (3) efficiently utilizing government incentives where available; (4) employing creative deal structuring to optimize capital, and ownership structures; (5) partnering with experienced financial, legal, engineering and other professional firms; (6) employing sound due diligence and risk mitigation processes; and (7) monitoring and managing our portfolio of assets on an ongoing basis.

Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as renewable energy certificates (“RECs”) and energy efficiency certificates (“EECs”), which are generated by the projects and the sale of by-products such as organic compost materials. We expect initially to focus on solar energy and wind energy projects as well as energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes and therefore we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives make wind energy and other types of projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Generally, the demand for power in the United States tends to be higher at those times due to the use of air conditioning and as a result energy prices tend to be higher. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established and it will be a relatively simple process to integrate new acquisitions and projects into our portfolio. Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include wind farms, hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses.

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

These power purchase agreements, when structured with utilities and other large commercial users of electricity, are generally long-term in nature with all electricity generated by the project purchased at a rate established pursuant to a formula set by contract. The formula is often dependent upon the type of subsidies, if any, offered by the local and state governments for project development. Although we expect to focus on projects with long-term contracts that ensure price certainty, we will also look for projects with shorter term arrangements that will allow us, through these projects, to participate in market rate changes which we expect may lead to higher current income.

We expect certain of the power purchase agreements for our projects will be structured as “behind the meter” agreements with residential, commercial or government entities, which provide that all electricity generated by a project will be purchased by the off taker at an agreed upon rate that may be set at a slight discount to the retail electric rate for the off-taker. These agreements also typically provide for annual rate increases over the term of the agreement although that is not a necessary requirement. The behind the meter agreement is generally long-term in nature and further typically provides that, should the off taker fail to fulfill its contractual obligation, any electricity that is not purchased by the off-taker may be sold to the local utility, usually at the wholesale spot electric rate.

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

We may also finance energy efficiency projects, which seek to enable residential customers, businesses and governmental organizations to consume less energy while at the same time providing the same or greater level of amenity. Financing for energy efficiency projects is generally used to pay for energy efficiency retrofits of buildings, homes, businesses, and replacement of other inefficient energy consuming assets with more modern technologies. These projects can be structured to provide predictable long-term cash flows by receiving a portion of the energy savings and the sale of associated RECs and EECs generated by such installations. In each of our renewable energy and energy efficiency investments, we also intend, where appropriate, to maximize the benefits of renewable portfolio standards (“RPS”) as well as other U. S. federal, state and local government support and incentives for the renewable energy industry.

The LLC will conduct a significant portion of its operations through GREC, of which it is the sole shareholder, holding both shares of common stock and the special preferred stock. We intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Pursuant to the offering, which commenced on August 5, 2013, we are offering on a continuous basis up to $1,500,000,000 in shares of our limited liability company interests, consisting of up to $1,250,000,000 of shares in the primary offering and up to $250,000,000 of shares pursuant to the distribution reinvestment plan. SC Distributors, LLC is the dealer manager for the offering. The company’s offering period, which is currently scheduled to terminate two years after the initial offering date, or August 8, 2015, is expected to be extended as allowed under current securities law. After the finalization of the December 31, 2014 net asset value, the current offering price of the Class A shares is $10.000 per share, the current offering price of the Class C shares is $9.576 per share and the current offering price of the Class I shares is $9.186 per share.

On March 28, 2014, we satisfied the minimum offering requirement of $2,000,000 and commenced operations as of April 25, 2014. As of December 31, 2014, our advisor had purchased 20,100 Class A shares for aggregate gross proceeds of $201,000 and an affiliate of our advisor had purchased 170,000 shares for aggregate gross proceeds of $1,700,000. Through participation in the distribution reinvestment program, the advisor and affiliate as of December 31, 2014 owned 20,550 and 173,809 shares, respectively. As of December 31, 2014, we had received subscriptions for and issued 1,236,345 of our shares (including shares issued under the distribution reinvestment plan) for gross proceeds of $12,438,700 (before dealer-manager fees of $694,159 and selling commissions of $208,215 for net proceeds of $11,536,326).

OUR ADVISOR

GCM, a private firm that intends to register as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), no later than it is required to do so pursuant to the Advisers Act, serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us.

Led by its Chief Executive Officer, David Sher, who has six years of experience in the energy infrastructure and project finance sector and 24 years of experience in the financial services sector, its President and Chief Investment Officer, Charles Wheeler (Mr. Wheeler also serves as our President and board of directors’ member, as well as President, CEO and as a director of GREC), who has 24 years of experience in the energy infrastructure and project finance sector and 26 years of experience in the financial services sector, its Chief Financial Officer, Richard Butt, who has six years of experience in the energy infrastructure and project finance sector and over 30 years of experience in the financial services sector and Managing Director Robert Sher, who has five years of experience in the energy infrastructure and project finance sector (Robert Sher is the brother of David Sher), GCM’s management team has in excess of 50 years of experience in the energy, infrastructure, and project finance sectors and over 75 years of experience in the financial services sector. Over this time, they have developed significant commercial relationships across multiple industries that we believe will benefit us as we implement our business plan. GCM maintains comprehensive renewable energy, project finance, and capital markets databases and has developed proprietary analytical tools and due diligence processes that will enable GCM to identify prospective projects and to structure transactions quickly and effectively on our behalf. Neither GCM, Greenbacker Group LLC nor our senior management team have previously sponsored any other programs, either public or non-public, or any other programs with similar investment objectives as us.

We seek to capitalize on the significant investing experience of our advisor’s management team, including the 24 years of investment banking and renewable energy expertise of Charles Wheeler, our Chief Executive Officer and President, and the Chief Investment Officer and a Senior Managing Director of GCM. Mr. Wheeler has held various senior positions with Macquarie Group, including Head of Financial Products for North America and Head of Renewables for North America. While serving as Head of Renewables for North America, Mr. Wheeler’s experience included evaluating wind project developers, solar asset acquisitions, assisting in the development of wind and solar greenfield projects, and assisting in the preparation of investment analyses for a biomass facility. Before moving to the United States to serve as Head of Financial Products for Macquarie Group in North America, Mr. Wheeler was a Director of the Financial Products Group in Australia with responsibility for the development, distribution and ongoing management of a wide variety of retail financial products, including Real Estate Investment Trusts (“REITs”), infrastructure bonds, international investment trusts and diversified domestic investment trusts. Mr. Wheeler brings his extensive background in renewable energy and project and structured finance to help us effectively execute our strategy.

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

Together with Charles Wheeler and David Sher, Richard Butt is an integral part of GCM’s management team with significant experience in the investment management industry. Over the course of his 35+ year career, Mr. Butt has held a variety of senior management positions for global investment and financial institutions. Most recently, from July 2012 to August 2013, he served as President and Chief Executive Officer of P3 Global Management LLC, a firm focused on investing in municipal infrastructure assets. From August 2006 to January 2011, he served as President of Macquarie Capital Investment Management LLC., with offices in New York and Sydney, Australia, responsible for administration, operations, finance, compliance, treasury, marketing, business operations and FX/cash management for portfolios domiciled in North America, Australia, Asia, Europe and the Caribbean. In addition, Mr. Butt served as Chief Financial and Accounting Officer for Macquarie Global Infrastructure Fund, a New York Stock Exchange listed closed end fund (NYSE: MGU). Prior to joining Macquarie, Mr. Butt served as President of Refco Alternative Investments LLC and Refco Fund Holdings LLC, the commodity pool businesses associated with Refco, Inc., from January 2003 to August 2006. In this capacity, Mr. Butt was responsible for the initial development and ongoing operations of numerous public and private commodity pools. During the period from1990 through 2003, he served in various operational and financial capacities with multiple mutual / hedge fund third party administration firms. Earlier in his career, he served as Vice President at Fidelity Investments, where he was responsible for fund accounting and financial reporting for all equity and global mutual funds. Mr. Butt is a Certified Public Accountant previously working at major accounting firms such as PricewaterhouseCoopers LLP, from July 1978 to July 1984, where he was an Audit Manager, and KPMG from December 1994 to October 1996, where he was a Director in their financial services consulting practice. Mr. Butt holds a Bachelor in Management Science from Duke University.

Robert Sher, who is responsible for identification of potential alternative energy investments, has extensive experience in the financial services, capital markets and energy industries. Mr. Sher most recently consulted for an Irish based renewable energy fund focused on the acquisition of wind and solar properties in Spain and Ireland. Prior to such time, Mr. Sher co-founded three diverse entrepreneurial ventures including a statistical arbitrage hedge fund, ESP Technologies, at which he served as managing director, an innovative institutional brokerage company and a financial technology company which was sold to a consortium of institutional investors in 2007. Prior to co-founding ESP, Mr. Sher was a founder, President and Head of Operations of ElephantX dot com Inc. Prior to the establishment of ElephantX dot com Inc., Mr. Sher co-founded and ran operations for Lafayette Capital Management LLC. Mr. Sher started his career at Citibank NA where he managed emerging markets customer service and accounting teams, servicing their institutional client base.

A GLOBAL ENERGY PARTNER

In its role as strategic partner to our advisor, GGIC, LTD (“GGIC”) will assist our advisor in identifying and evaluating investment opportunities and monitoring those investments over time. This unique relationship allows our advisor to leverage the relationships, expertise, origination capabilities, and proven investment and monitoring processes used by GGIC.

GGIC is managed by Franklin Park Holdings (“FPH”), a firm that focuses on investments in the global power and utilities sector and has developed, invested in and managed power and utility projects in the United States, Asia and Latin America. Between 2007 and 2012, FPH was responsible for developing, implementing and managing the businesses of GGIC. FPH owns an interest in the operating assets of GGIC, including an indirect investment in our advisor, GCM. In addition to their experience with GGIC, FPH’s management team, Thomas Tribone, Sonny Lulla and Robert Venerus, are former Senior Executives of The AES Corporation, a Fortune 200 power company. Thomas Tribone and Sonny Lulla serve on GCM’s investment committee.

INVESTMENT COMMITTEE OF OUR ADVISOR

Our advisor utilizes an internal investment committee to oversee the implementation of our investment strategy and to govern multiple aspects of our portfolio. The investment committee, among other things:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective projects);

•	closes and monitors the investments we make; and

•	assists in the preparation of requests to members.

The investment committee is comprised of Charles Wheeler, who also serves as President of the company, and is Senior Managing Director and Chief Investment Officer of our advisor and a member of our board of directors, David Sher, who serves as Chief Executive Officer of our advisor and is a member of our board of directors, and two representatives of GGIC— Sonny Lulla and Thomas Tribone. No member of the investment committee has ever served as an officer or director of RCS Capital Corporation (“RCS”) (the parent of the dealer manager), or any of their affiliates.

OVERVIEW OF SIGNIFICANT GOVERNMENT INCENTIVES

The renewable energy and energy efficiency sector attracts significant U.S. federal, state and local government support and incentives to address technical barriers to the deployment of renewable energy and energy efficiency technologies and to promote the use of renewable energy and energy saving strategies. These U.S. federal, state and local government incentives have historically functioned to increase (1) the revenue generated by, and (2) the equity returns available from, renewable energy projects. Energy efficiency projects are also eligible to receive government incentives at the U.S. federal, state and local levels that can be applied to offset project development costs. Governments in other jurisdictions also provide various types of incentives.

Corporate entities are eligible to receive benefits through tax credits, such as production tax credits (“PTCs”), investment tax credits (“ITCs”), tax deductions, accelerated depreciation and U.S. federal grants and loan guarantees (from the U.S. Department of Energy, for instance), as described below.

In addition, we intend to take advantage of net metering rules in certain jurisdictions that provide a method of crediting customers who produce electricity on-site for generation in excess of their own electricity consumption or via community energy products. The excess energy produced is generally returned to the grid.

The following is a description of certain U.S. federal and state government incentives, which we may utilize in executing our business strategy.

U.S. Federal Incentives

Corporate Depreciation: Modified Accelerated Cost Recovery System (“MACRS”). Under MACRS, owners of renewable energy and some energy efficiency projects can recover capital invested through accelerated depreciation, which reduces the payment of corporate tax.

Production Tax Credits. PTCs are provided to owners of certain renewable energy projects that produce electricity for sale to unrelated persons. This credit is applicable for a 10-year period from the time a project is placed into service and benefits owners with tax liabilities against which to claim the tax credit. PTCs for wind energy, hydro, geothermal and bio energy projects expires for projects the construction of which begins after December 31, 2014.

Investment Tax Credits. ITCs provide that eligible systems, such as solar systems and fuel cell systems, receive a credit of 30% of the eligible cost-basis with no maximum limit. This credit is currently structured as a tax credit, whereby the owners of a qualifying renewable energy or energy efficient project can elect to receive the tax credit once the project is placed into service. The placed-in-service deadline for solar energy projects to produce electricity can be as late as December 31, 2016.

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

Feed-In Tariffs. Certain U.S. states and provinces of Canada have implemented feed-in tariffs (“FITs”) that entitle the renewable energy producer to enter into long-term contracts pursuant to which payment is based on the cost of generation for the different types of renewable energy projects. In addition to differences in FITs based on the type of project, FITs vary based on projects in different locations, such as rooftops or ground-mounted for solar PV projects, different sizes, and different geographic regions. FITs are available to anyone including homeowners, business owners, farmers, as well as private investors. The tariffs are typically designed to ratchet downward over time to both track and encourage technological change.

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

STAFFING

We will not have any employees. Our day-to-day investment operations are managed by GCM. In addition, pursuant to an administration agreement with Greenbacker Administration LLC (Greenbacker Administration), it provides us with administrative services. As of the date hereof, Greenbacker Administration has delegated certain of its administrative functions to US Bancorp Financial Services LLC as well as an accounting for our investments to an independent firm which provides outsourced bookkeeping and accounting services. Greenbacker Administration may enter into similar arrangements with other third party administrators, including with respect to cash management and accounting services. While Greenbacker Administration may perform certain asset management and oversight services, as well as asset accounting and administration services, for the company, it is anticipated that Greenbacker Administration will delegate the majority of such administrative functions to third parties in order to recognize certain operational efficiencies for the benefit of the company.

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

We currently expect our advisor and its officers and employees to spend substantially all of their time and resources on us. Pursuant to our advisory agreement, officers and personnel of the advisor who provide services to us must comply with our code of business conduct and ethics, including the conflicts of interest policy included in the code of business conduct and ethics. However, GCM’s services under the advisory agreement are not exclusive, and it, and its members and affiliates, are free to furnish similar services to other entities so long as its services to us are not impaired.

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

We may terminate the advisory agreement, without penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of our independent directors. In addition, GCM may terminate the advisory agreement with us upon 120 days’ written notice. If the advisory agreement is terminated or not renewed, we will pay our advisor accrued and unpaid fees and expense reimbursements, including any payment of subordinated fees, earned prior to termination or non-renewal of the advisory agreement. Furthermore, if the advisory agreement is terminated or not renewed, GCM will have no further obligation to limit expenses charged to us per the expense reimbursement agreement as well as incur offering expenses on behalf of the company and we will not have any further obligation to reimburse GCM for operating or offering expenses not reimbursed as of the date of the termination.

Pursuant to the advisory agreement, which has been approved by our board of directors, GCM is authorized to retain one or more subadvisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any subadvisor to ensure that material information discussed by management of any subadvisor is communicated to our board of directors, as appropriate. As of December 31, 2014, no subadvisors have been retained by GCM.

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

In addition, the Special Unitholder, an entity affiliated with our advisor, holds the special unit in our company entitling it to an incentive allocation and distribution. Pursuant to the company’s amended and restated limited liability company agreement (“LLC Agreement”), the incentive allocation and distribution, or incentive distribution, is comprised of three parts as follows: The first part, the income incentive distribution, is calculated and payable quarterly in arrears based on our pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means (1) interest income, (2) dividend, project and distribution income from equity investments (but excluding that portion of distributions that are treated as a return of capital) and (3) any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with our Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. If interest income is accrued but never paid, our board of directors would decide to write off the accrual in the fiscal quarter when the accrual is determined to be uncollectible. The write off would cause a decrease in interest income for the fiscal quarter equal to the amount of the prior accrual. GCM is not under any obligation to reimburse us for any part of the incentive distribution it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income. Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes. Pre-incentive distribution net investment income, expressed as a rate of return on the value of our average adjusted capital at the end of the fiscal quarter will be compared to a “hurdle rate” of 1.75% per fiscal quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive distribution is also included in the amount of our gross assets used to calculate the 2.00% annualized base management fee.

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

Upon the occurrence of (1) non-renewal of the advisory agreement upon the expiration of its then current term; (2) termination of the advisory agreement for any reason under circumstances where an affiliate of Greenbacker Group LLC does not serve as the advisor under any replacement advisory agreement; or (3) resignation of GCM under the advisory agreement, which we refer to as a “trigger event”, we will have the right, but not the obligation, to repurchase the special unit or the special preferred stock, as applicable, at the fair market value of the special unit or the special preferred stock on the date of termination, as determined by an independent appraiser. In such event, the purchase price will be paid in cash or shares of limited liability company interests, at the option of the Special Unitholder. We must purchase any such interests within 120 days after giving the Special Unitholder written notice of our desire to repurchase the special unit or the special preferred stock. If the advisory agreement is terminated or not renewed, we will pay our advisor accrued and unpaid fees and expense reimbursements, including any payment of subordinated fees, earned prior to termination or non-renewal of the advisory agreement.

Examples of Quarterly Incentive Distribution Calculation

Example 1: Income Related Portion of Incentive Distribution:

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

Alternative 1

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

Example 3: Liquidation Incentive Distribution:

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

Payment of Our Expenses

Our primary operating expenses are the payment of advisory fees and other expenses under the advisory agreement and other expenses necessary for our operations. Our advisory fee compensates GCM for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. We may also pay fees and expenses on a direct cost basis to Greenbacker Administration or others engaged by the Greenbacker Administration for the administrative services they provide directly or indirectly under the administration agreement.

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organizational expenses relating to offerings of our shares, subject to limitations included in the advisory agreement;

•	the cost of effecting sales and repurchase of shares and other securities;

•	investment advisory fees;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of proxy statements, members’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone, and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002;

•	costs associated with our reporting and compliance obligations under applicable federal and state securities laws;

•	brokerage commissions, origination fees and any investment banking fees related to our investments;

•	all other expenses incurred by GCM, in performing its obligations subject to the limitations included in the advisory agreement; and

•	all other expenses incurred by either the Administrator, its’ delegates or us in connection with administering our business, including payments for the administrative services the Administrator provides under the administration agreement that will be based upon our allocable portion (subject to the review and approval of our board of directors) of the Administrator’s overhead and other expenses.

Pursuant to the expense reimbursement agreement, between the company and advisor (i) for the period beginning January 30, 2014 and ending December 31, 2014, our advisor reimbursed operating expenses for the company in an amount sufficient to keep total annual operating expenses (exclusive of interest, taxes, dividend expense, borrowing costs, organizational and extraordinary expenses) of the company (“Expenses”) at percentages of average net assets of such class for any calculation period no higher than 6.0% for Class A, Class C, and Class I shares (the “Maximum Rates”), and (ii) the company shall reimburse our advisor, within 30 days of delivery of a request in proper form, for such Expenses, provided that such repayments do not cause the total Expenses attributable to a share class during the year of repayment to exceed the Maximum Rates. No repayments by the company to advisor shall be permitted after the earlier of (i) the company’s offering has expired or is terminated or (ii) December 31, 2016. The expense reimbursement agreement was amended in December 2014 to continue until the earlier of December 31, 2015 or the end of the offering. Furthermore, if the advisory agreement is terminated or not renewed, our advisor will have no further obligation to limit expenses per the expense reimbursement agreement as well as incur offering expenses on behalf of the company and the company will not have any further obligation to reimburse our advisor for operating and offering expenses not reimbursed as of the date of the termination.

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

VALUATION PROCESS AND DETERMINATION OF NET ASSET VALUE

Relevance of Our Net Asset Value

Our net asset value per share has been calculated and published on a quarterly basis since our first full quarter ending June 30, 2014. For most of our investments, market quotations are not available and are valued at fair value as determined in good faith by our advisor and/or an independent valuation firm, subject to the review and approval of the board of directors.

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

ASC Topic 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”, other than a forced sale or liquidation. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by the company at the measurement date.

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

Our board of directors will have the ability to review our advisor’s valuation methodologies each quarter in connection with GCM’s presentation of its valuation recommendations to the audit committee. If during the period between quarterly board of directors meetings, GCM determines that significant changes have occurred since the prior meeting of the board of directors at which it presented its recommendations on the valuation methodology, then GCM will also prepare and present recommendations to the audit committee of the board of directors of its proposed changes to the current valuation methodology. Any such changes to our valuation methodologies will require the approval of our board of directors, including a majority of our independent directors. We will disclose any material change in our valuation methodologies or any material change in our investment criteria or strategies that would constitute a fundamental change in a registration statement amendment prior to its implementation.

Our board of directors has approved the selection of an independent valuation firm to review our advisor’s valuation methodology and to work with our advisor and officers to provide additional inputs for consideration by our audit committee and to work directly with our full board of directors, at the board of directors’ request, with respect to the fair value of investments. In addition, GCM will recommend to our board of directors that one quarter of our investments be reviewed by an independent valuation firm each quarter, on a rotating quarterly basis. Accordingly, each such investment would be evaluated by an independent valuation firm at least once per year.

The determination of the fair value of our investments requires judgment, especially with respect to investments for which market quotations are not available. For most of our investments, market quotations are not available. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Because the calculation of our net asset value is based, in part, on the fair value of our investments as determined by our advisor, who is affiliated with us, our calculation of net asset value is to a degree subjective and could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Net Asset Value Determinations in Connection with this Continuous Offering

Since meeting the minimum offering requirement on March 28, 2014 and commencing operations on April 25, 2014, we have been selling our shares on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. Commencing on June 30, 2014, which was the first full fiscal quarter after the minimum offering requirement was satisfied, and each quarter thereafter, our advisor and independent valuation firm, subject to the review and approval of the board of directors, determines our net asset value for each class of our shares. We expect such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that our net asset value per share on the most recent valuation date increases above or decreases below our net proceeds per share as stated in this annual report, the company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below our net asset value per share as of such valuation date.

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

Risks Related to Our Business and Structure

We have a limited operating history, have no established financing sources, and may be unable to successfully implement our investment strategy or generate sufficient cash flow to make distributions to our members.

We were formed on December 4, 2012, have a limited operating history and have not obtained any financing. On March 28, 2014, we had satisfied the minimum offering requirements and on April 25, 2014, commenced operations. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives as described herein and that the value of our shares could decline substantially and, as a result, you may lose part or all of your investment. Our financial condition and results of operations will depend on many factors including the availability of opportunities for investments in energy efficiency and sustainability sectors, readily accessible short and long-term financing, conditions in the renewable energy and energy efficiency industry specifically, including but not limited to government incentive and rebate programs, financial markets and economic conditions generally and the performance of our advisor. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to members.

This offering is initially a “blind pool” offering, and therefore, you will not have the opportunity to evaluate our investments before we make them, which makes an investment in the shares more speculative.

This offering is best characterized as a “blind pool” offering because our investment activities to date have been very limited compared to our target capital raise and the investments we plan to make. As a result, you have very limited information, if any, upon which to evaluate the economic merit of our investments and going forward you will be relying entirely on the ability of GCM and our board of directors to select or approve, as the case may be, well-performing investments. Additionally, GCM, subject to oversight by the board of directors, will have broad discretion to review, approve and oversee our investment policies, to evaluate our investment opportunities and to structure the terms of our investments and you will not be able to evaluate the transaction terms or other financial or operational data concerning our investments. Because of these factors, this offering may entail more risk than other types of offerings. While the board of directors may choose to approve all investment decisions of GCM in advance, we expect that our board of directors will also delegate broad investment discretion to GCM to implement our investment strategy, which may include delegation of the duty to approve certain investment decisions consistent with the investment policies approved by our board of directors, our board of directors’ fiduciary duties and securities laws. This additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

Our ability to achieve our investment objectives depends on GCM’s ability to manage and support our investment process. If GCM were to lose any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.

We have no internal management capacity or employees other than our appointed executive officers and are dependent on the diligence, skill and network of business contacts of GCM’s senior management team to achieve our investment objective. We also depend, to a significant extent, on GCM’s access to its investment professionals and the information and deal flow generated by these investment professionals. GCM’s senior management team will evaluate, negotiate, structure, close, and monitor our assets. Our success will depend to a significant extent on the continued service of GCM’s senior management team, particularly David Sher, Charles Wheeler, and Richard Butt. The departure of any of GCM’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.

Because our business model depends to a significant extent upon relationships with renewable energy and energy efficiency developers, utilities, energy companies, investment banks, commercial banks, individual and institutional investors, consultants, EPC companies, contractors, and renewable energy and energy efficiency technology manufacturers (such as panel manufacturers), the inability of GCM to maintain relationships, or the failure of these relationships to generate business opportunities, could adversely affect our business.

We rely to a significant extent on GCM’s relationships with renewable energy and energy efficiency developers, energy consultants, retail energy providers, utilities, energy companies, investment banks, commercial banks, individual and institutional investors, consultants, EPC companies, contractors, and renewable energy and energy efficiency technology manufacturers (such as panel manufacturers), among others, as a source of potential investment opportunities. If GCM fails to maintain its relationships with other sponsors or sources of business opportunities, we will not be able to grow our portfolio or will grow it at a slower rate. In addition, individuals with whom GCM’s professionals have relationships are not obligated to provide us with business opportunities, and, therefore, there is no assurance that such relationships will generate business opportunities for us.

We may face increasing competition for business opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We will compete for potential projects and business investments with other energy corporations, investment funds (including private equity funds and mezzanine funds), traditional financial services companies such as commercial banks and other sources of funding as well as utilities and other business entities. Moreover, alternative investment vehicles, such as hedge funds, also make investments in renewable energy and energy efficiency projects. Our competitors may be substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose business opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable risk-adjusted returns on our projects or may bear risk of loss. A significant part of our competitive advantage stems from the fact that the renewable energy and energy efficiency market is underserved by traditional commercial banks and other financial sources when compared to the size of opportunity. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms.

The amount of any distributions we may pay is uncertain. We may not be able to pay you distributions, or be able to sustain them once we begin declaring distributions, and our distributions may not grow over time.

Subject to our board of directors’ discretion, based upon management’s recommendations, and applicable legal restrictions, we authorized, declared and paid distributions monthly starting in September 2014. However while we intend to pay these distributions to our members out of assets legally available for distribution, we cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of the risks described herein. All distributions will be paid at the discretion of our board of directors, based on management’s recommendations, and will depend on our earnings, our financial condition, compliance with applicable regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our members in the future. In the event that we encounter delays in locating suitable business opportunities, we may pay all or a substantial portion of our distributions from borrowings, the proceeds of this offering and other sources, without limitation. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for investments in renewable energy and energy efficiency projects, which may affect our ability to generate future cash flows from operations and, therefore, reduce your overall return. These risks will be greater for persons who acquire our shares relatively early in this offering, before a significant portion of the offering proceeds have been invested. Accordingly, members who receive the payment of a dividend or other distribution from us should not assume that such dividend or other distribution is the result of a net profit earned by us.

There is no public market for our shares and the shares are subject to limited transferability.

There is no public market for our shares, and none is expected to develop. Consequently, you may not be able to liquidate your investment in the event of emergencies or for other reasons, or obtain financing from lenders who may not accept our shares as collateral. Your ability to transfer your shares is limited. Pursuant to our LLC Agreement, we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a member.

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

We are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur additional expenses in the near term, which may negatively impact our financial performance and our ability to pay distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including, but not limited to, our ability to consummate transactions, the terms of any transactions that we complete, variations in the earnings and/or distributions paid by our investments, variations in the interest rates on loans we make, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, changes in market prices for RECs or EECs, the availability of governmental incentives for our projects, electricity demand, changes in regulated or market electricity prices, marking to market of our hedging arrangements (if any), the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We may experience fluctuations in our operating expenses.

We could experience fluctuations in our operating expenses due to a number of factors, including, but not limited to, changes in inflation and the flow on effects on prices generally, the terms of any transactions that we complete, changes in operating conditions, changes to our operating environment, unexpected wear and tear of our investments, changes in the perception of risk associated with operating these assets. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We are not able to insure against all potential risks and may become subject to higher insurance premiums.

Our business is exposed to the risks inherent in the construction and operation of renewable energy and energy efficiency projects, such as breakdowns, manufacturing defects, natural disasters, terrorist attacks and sabotage. We are also exposed to environmental risks. We have insurance policies covering certain risks associated with our business. However, our insurance policies do not cover losses as a result of force majeure, terrorist attacks or sabotage, among other things. Further, we do not maintain insurance for certain environmental risks, such as environmental contamination. In addition, we expect our insurance policies will be subject to annual review by our insurers and may not be renewed at all or on similar or favorable terms. A serious uninsured loss or a loss significantly exceeding the limits of our insurance policies could have a material adverse effect on our business, financial condition and results of operations.

In the event we pursue any projects or investments outside of the United States, we will be subject to currency rate exposure and certain other risks associated with the uncertainty of foreign laws and markets.

We may make investments in projects outside of the United States to the extent that such international investments help us meet our investment objectives. To the extent that we invest in international projects, we will be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets, including but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange, controls, potentially adverse tax consequences, and the administrative burden associated with complying with foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international investments and therefore the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk, we may not be able to do so successfully and may incur losses on any international investments as a result of exchange rate fluctuations.

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

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to GCM under the advisory agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by GCM or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and may further dilute your investment. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of internalization are higher than the expenses we avoid paying to GCM, our earnings per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our members and the value of our shares. As currently organized, we do not expect to have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

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

We intend to conduct our operations directly and through wholly or majority-owned subsidiaries, so that the company and each of its subsidiaries do not fall within the definition of an “investment company” under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” Excluded from the term “investment securities,” among other instruments, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We intend to conduct our operations so that the company and most, if not all, of its wholly and majority-owned subsidiaries will comply with the 40% test. We will monitor our holdings on an ongoing basis and in connection with each of our acquisitions to determine compliance with this test. We expect that most, if not all, of our wholly-owned and majority-owned subsidiaries will be outside the definitions of investment company under Section 3(a)(1)(A) and Section 3(a)(1)(C) or relying on an exception from the definition of investment company other than the exceptions under Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which are expected to constitute most, if not all, of our assets) generally will not constitute “investment securities.” Accordingly, we believe that the company will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act.

The determination of whether an entity is a majority-owned subsidiary of the company is made by us. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC, or its staff, were to disagree with our treatment of one of more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

Since we will be primarily engaged in the business of acquiring, and financing renewable energy and energy efficiency projects, we believe that the company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under Section 3(a)(1)(A) of the Investment Company Act. Some of our majority-owned subsidiaries may also rely on the exceptions from the definition of investment company under Section 3(c)(5)(A) or (B) of the Investment Company Act, which except from the definition of investment company, respectively, (i) any person who is primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services or (ii) any person who is primarily engaged in the business of making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. The SEC staff has issued no-action letters interpreting Section 3(c)(5)(A) and (B) pursuant to which the staff has taken the position that these exceptions are available to a company with at least 55% of its assets consisting of eligible loans and receivables of the type specified in Section 3(c)(5)(A) and (B). We believe that most of the loans that we will provide to finance renewable energy and energy efficiency projects will relate to the purchase price of specific equipment or the cost to engage contractors to install equipment for such projects. Accordingly, we believe that most of these loans will be eligible loans that qualify for this 55% test. However, no assurance can be given that the SEC staff will concur with this position. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying with this exemption.

A change in the value of our assets could cause us or one or more of our wholly or majority-owned subsidiaries, including those relying on Section 3(c)(5)(A) or (B), to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

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

Risks Related to Our Advisor and Its Affiliates

Our success will be dependent on the performance of our advisor; however, our advisor has limited operating history and limited experience managing a public company or maintaining our exemption from registration under the Investment Company Act, which may hinder its ability to achieve our investment objective or result in loss of maintenance of our Investment Company Act exemption.

GCM was formed in August 2012 and has limited operating history. Furthermore, our advisor has limited experience as a manager to a public company, or a company focused on renewable energy and energy efficiency and sustainable development project investments and has no experience complying with regulatory requirements applicable to public companies or managing a portfolio of assets under guidelines designed to allow us to be exempt from registration under the Investment Company Act, which may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Moreover, neither GCM, Greenbacker Group LLC nor our senior management team have sponsored any other programs, either public or nonpublic, or any other program with similar investment objectives to this offering. We cannot guarantee that we will be able to find suitable investments and our ability to achieve our investment objectives and to pay distributions will be dependent upon the performance of our advisor in the identification and acquisition of investments, the determination of any financing arrangements, and the management of our projects and assets. If our advisor fails to perform according to our expectations, we could be materially adversely affected. Our failure to timely invest the proceeds of this offering, or to invest in quality assets, could diminish returns to investors and our ability to pay distributions to our members.

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

GCM performs services for us in connection with the identification, selection and acquisition of our investments, and the monitoring and administration of our other investments. We pay GCM fees for advisory and management services, including a base management fee that is not tied to the performance of our portfolio. We pay fees and commissions to the dealer manager in connection with the offer and sale of the shares. These fees reduce the amount of cash available for investment in power generation assets or distribution to our members. These fees also increase the risk that the amount available for distribution to members upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering and that you may not earn a profit on your investment.

No portion of the net worth of GCM, our sponsor, and its affiliates will be available to us to satisfy our liabilities or other obligations which may expose us to risks associated with leverage.

In order to achieve our investment objectives, we may be required to utilize financial leverage. We may borrow money in order to make investments, for working capital and to make distributions to our members. No portion of the net worth of GCM, our sponsor, and its affiliates will be available to us to satisfy our liabilities or other obligations. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover the required debt service payments and repayment obligations and, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale, at significantly depressed prices in some cases due to market conditions or otherwise, to satisfy the obligations. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our members.

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

We do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a conflicts of interest policy that prohibits our directors and executive officers, as well as personnel of our advisor who provide services to us, from engaging in any transaction that involves an actual conflict of interest with us without the approval of a majority of our independent directors. In addition, the advisory agreement does not prevent the advisor and its affiliates from engaging in additional management or investment opportunities, some of which could compete with us.

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

Risks Related to Our Investments and Industry Focus

Our strategic focus will be on the renewable energy, energy efficiency and related sectors, which will subject us to more risks than if we were broadly diversified.

Because we are specifically focused on the renewable energy, energy efficiency and related sectors, investments in our shares may present more risks than if we were broadly diversified over more sectors of the economy. Therefore, a downturn in the renewable energy or energy efficiency sectors would have a larger impact on us than on a company that does not concentrate in limited segments of the economy. For example, biofuel companies operating in the renewable energy sector can be significantly affected by the supply of and demand for specific products and services, especially biomass such as corn or soybean oil, the supply and demand for energy commodities, the price of capital expenditures, government regulation, world and regional events and economic conditions. Companies that produce renewable energy can be negatively affected by lower energy output resulting from variable inputs, mechanical breakdowns, faulty technology, competitive electricity markets or changing laws which mandate the use of renewable energy sources by electric utilities.

In addition, companies that engage in energy efficiency projects may be unable to protect their intellectual property or face declines in the demand for their services due to changing governmental policies or budgets. At times, the returns from investments in the renewable energy and energy efficiency sectors may lag the returns of other sectors or the broader market as a whole.

Furthermore, with respect to the construction and operation of individual renewable energy and energy efficiency projects, there are a number of additional risks, including:

•	substantial construction risk, including the risk of delay, that may arise as a result of inclement weather or labor disruptions;

•	the risk of entering into markets where we have limited experience;

•	the need for substantially more capital to complete than initially budgeted and exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications;

•	a decrease in the availability, pricing and timeliness of delivery of raw materials and components, necessary for the projects to function;

•	the continued good standing of permits, authorizations and consents from local city, county, state and U.S. federal governments as well as local and U.S. federal governmental organizations; and

•	the consent and authorization of local utilities or other energy development off takers to ensure successful interconnection to energy grids to enable power sales.

The projects in which we invest may face construction delays.

Construction delays may adversely affect the businesses of our projects that generate renewable energy such as solar and wind power or reduce energy consumption. The ability of these projects to generate revenues will often depend upon their successful completion of the construction and operations. Capital equipment for these projects needs to be manufactured, shipped to project sites, installed and tested on a timely basis. In addition, on-site roads, substations, interconnection facilities and other infrastructure all need to be either built or purchased and installed by the operating companies of these projects. Our investments in these projects face the risk that their construction phases may not be completed or may be substantially delayed, which may result in such projects being unable to earn positive income, which could negatively impact the value of our portfolio. In some cases we may face economic penalties if we fail to deliver power to the off-taker within a specified time.

Our renewable energy and energy efficiency projects may be subject to the risk of fluctuations in commodity prices.

The operations and financial performance of projects in the renewable energy and energy efficiency sectors may be affected by energy commodity prices like unleaded gasoline and wholesale electricity. For example, the price of renewable energy resources will change in relation to the market price of electricity. The market price of electricity is sensitive to cyclical changes in demand and capacity supply, and in the economy, as well as to regulatory trends and developments impacting electricity market rules and pricing, transmission development and investment to power markets within the United States and in other jurisdictions through interconnects and other external factors outside of the control of renewable energy power-producing projects or energy efficiency projects. In addition, volatility of commodity prices, such as the market price of electricity, may also make it more difficult for renewable energy and energy efficiency projects to raise any additional capital that may be necessary to operate, to the extent the market perceives that the project’s performance may be tied directly or indirectly to commodity prices. Accordingly, the potential revenue and cash flow of these projects may be volatile and adversely affect the value of our investments.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of energy generation and consumption projects, including solar and wind energy projects, which may significantly reduce our ability to meet our investment objectives.

The market for electricity generation and consumption projects is influenced by U.S. federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. Similar government influences apply in the other jurisdictions in which we may invest. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar energy technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for renewable energy and energy efficiency project development and investments. For example, without certain major incentive programs and or the regulatory mandated exception for renewable energy or energy efficiency systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility network. These fees could increase the cost to our customers of using our renewable energy and energy efficiency projects and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

We anticipate that our renewable energy and energy efficiency projects will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our renewable energy or energy efficiency projects may result in significant additional expenses or related development costs and, as a result, could cause a significant reduction in demand for our investments.

The reduction or elimination of government economic incentives could impede growth of the renewable energy and energy efficiency market.

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

Today, the cost of renewable energy exceeds retail electric rates in many locations. As a result, federal, state and local government bodies in many countries, including the United States, have provided incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects to promote the use of renewable energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether as a result of the government’s effort to reduce the federal deficit or for other reasons. Some renewable energy and energy efficiency program incentives expire, decline over time, are limited in total funding or require renewal of authority. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from our projects. Changes in the level or structure of a renewable portfolio standard could also result in decreased demand for and lower revenue from our projects. See “—The reduction or elimination of government and economic incentives for solar power production could affect the financial results of our projects that produce solar power” and “—We depend in part on U.S. federal, state and local government support for our renewable energy projects.”

Certain projects may generate a portion of their revenue from the sales of RECs and EECs, which may be subject to market price fluctuations, and there is a risk of a significant, sustained decline in their market prices. Such a decline may make it more difficult for our projects to grow and become profitable.

We may not be able to foster growth for our projects economically if there is a significant, sustained decline in market prices for electricity, RECs or EECs without a commensurate decline in the cost of equipment, such as solar panels and turbines, and the other capital costs of constructing renewable energy and energy efficiency projects. Electricity prices are affected by various factors and may decline for many reasons that are not within our control. Those factors include changes in the cost or availability of fuel, regulatory and governmental actions, changes in the amount of available generating capacity from both traditional and renewable sources, changes in power transmission or fuel transportation capacity, seasonality, weather conditions and changes in demand for electricity. In addition, other power generators may develop new technologies or improvements to traditional technologies to produce power that could increase the supply of electricity and cause a sustained reduction in market prices for electricity, RECs and EECs. If governmental action or conditions in the markets for electricity, RECs or EECs cause a significant, sustained decline in the market prices of electricity or those attributes, without an offsetting decline in the cost of turbines or other capital costs of renewable energy and energy efficiency projects, we may not be able to construct our pipeline of projects or achieve expected revenues, which could have a material adverse effect on our business, financial condition and results of operations.

For those projects that generate RECs or EECs, all or a portion of the revenues generated from the sale of such RECs or EECs, as the case may be, may not be hedged, and therefore, such projects may be exposed to volatility of REC or EEC prices, as applicable, with respect to those sales.

REC and EEC prices are driven by various market forces, including electricity prices and the availability of electricity from other renewable energy sources and conventional energy sources. We may be unable to hedge all or a portion of our revenues from RECs or EECs in certain markets where conditions limit our ability to sell forward all of our RECs or EECs, as the case may be. Our ability to hedge RECs and EECs generated by projects is limited by the unbundled nature of the RECs and EECs and the relative illiquidity of this market. Certain of our projects will be exposed to volatility of commodity prices with respect to all or the portion of RECs or EECs, as applicable, that we are unable to hedge, including risks resulting from changes in regulations, including state Renewable Portfolio Standard (“RPS”) targets, general economic conditions and changes in the level of renewable energy generation. We expect to have quarterly variations in the revenues from the projects in which we invest from the sale of unhedged RECs and EECs.

If renewable energy and energy efficiency technology is not suitable for widespread adoption or sufficient demand for renewable energy or energy efficiency projects does not develop or takes longer to develop than we anticipate, we may be unable to achieve our investment objectives.

The market for renewable energy and energy efficiency projects is emerging and rapidly evolving, and its future success is uncertain. If renewable energy and energy efficiency technology proves unsuitable for widespread commercial deployment or if demand for renewable energy and energy efficiency products fails to grow sufficiently, we may be unable to achieve our investment objectives. In addition, demand for renewable energy and energy efficiency projects in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of renewable energy and energy efficiency technology and demand for renewable energy and energy efficiency projects, including:

•	cost-effectiveness of renewable energy and energy efficiency technologies as compared with conventional and competitive technologies;

•	performance and reliability of renewable energy and energy efficiency products as compared with conventional and non-renewable products;

•	success of alternative distributed generation technologies such as hydrogen fuel cells, wind turbines, bio-diesel generators and large-scale solar thermal technologies;

•	fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources;

•	increases or decreases in the prices of oil, coal and natural gas;

•	capital expenditures by customers, which tend to decrease when the domestic or foreign economies slow;

•	continued deregulation of the electric power industry and broader energy industry; and

•	availability and or effectiveness of government subsidies and incentives.

Moreover, negative public or community response to renewable energy and energy efficiency projects in general or our projects specifically can adversely affect our ability to grow and manage our projects. This type of negative response can lead to legal, public relations and other challenges that impede our ability to meet our construction targets, achieve commercial operations for a project on schedule, address the changing needs of our projects over time and generate revenues. Some of our projects may be the subject of administrative and legal challenges from groups opposed to the projects in general or concerned with potential environmental, health or aesthetic impacts, impacts on property values or the rewards of property ownership, or impacts on the natural beauty of public lands. We expect this type of opposition to continue as we execute our business plan. Opposition to our project’s requests for permits or successful challenges or appeals to permits issued to our projects could materially adversely affect our operations plans. If we are unable to grow and manage the capacity that we expect from our projects in our anticipated timeframes, it could have a material adverse effect on our business, financial condition and results of operations.

Our business will be subject to the risk of extreme or changing weather patterns.

Extreme weather patterns, such as the 2011 Joplin tornado and hurricane Sandy in 2012, could result in significant volatility in the supply and prices of energy. This volatility may create fluctuations in commodity or energy prices and earnings of companies in the renewable energy and energy efficiency sectors. Similarly, extreme weather, such as lightning strikes, ice storms, tornados, extreme wind, severe storms, wildfires and other unfavorable weather conditions or natural disasters, such as floods, fires and earthquakes, can have an adverse impact on the input and output commodities associated with the renewable energy sector or require us to shut down the equipment associated with our renewable energy projects, such as solar panels, turbines or related equipment and facilities, which would impede the ability of our project facilities ability to maintain and operate, and decrease electricity production levels and our revenue. Operational problems, such as degradation of our project’s equipment due to wear or weather or capacity limitations or outages on the electrical transmission network, can also affect the amount of energy that our projects are able to deliver. Any of these events, to the extent not fully covered by insurance, could have a material adverse effect on our business, financial condition and results of operations.

The profitability of our projects may be adversely affected if they are subject to regulation under the Federal Power Act (“FPA”), state, or local public utility laws and regulations that regulate the sale of electricity.

Companies owning or operating electric generation projects may be subject to regulatory requirements under the FPA, state, or local public utility laws. The FPA grants the U.S. Federal Energy Regulatory Commission (“FERC”) jurisdiction over the sale of electric power for resale (i.e., sales at wholesale) in interstate commerce. Jurisdiction over retail sales (i.e., the sale of power to end-users) is left to the states. Rates and charges for wholesale sales of electric power are subject to FERC’s supervision. Upon an appropriate showing, FERC will authorize an entity to engage in wholesale sales of electricity at negotiated rates based on market conditions (i.e., market-based rates) rather than at cost-bases rates pre-approved by FERC. FERC continues to have jurisdiction over entities granted market-based rate authority and retains the authority to remove the authorization to sell at market-based rates and otherwise impose significant regulatory obligations. FERC also has jurisdiction to regulate the issuance of securities by entities subject to its jurisdiction.

On the state level, public utility regulatory commissions have plenary jurisdiction over public utilities in their respective states, including responsibility for approving rates and other terms and conditions under which “public utilities”, as defined by relevant state law, sell retail electric power to consumers.

Certain of our future projects may be Qualifying Facilities (“QFs”), and/or Exempt Wholesale Generators (“EWGs”). Depending on their production capacity, certain QFs are exempt from regulation: (i) as public utilities by FERC under the FPA; (ii) under the Public Utility Holding Company Act of 2005 (“PUHCA”); and (iii) under state law as to rates and financial and organizational regulation. EWG’s are exempt from FERC regulation under PUHCA and are subject to FERC regulation under the FPA. To the extent our future projects are subject to rate regulation by FERC, their rate schedules for wholesale sales of energy, capacity and ancillary services will need to be approved by FERC. FERC may revoke or revise an entity’s authorization to make wholesale sales at market-based rates if FERC subsequently determines that such entity can exercise market power in transmission or generation, create barriers to entry or engage in abusive affiliate transactions or market manipulation.

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

Certain projects, depending on their production capacity and configuration may be subject to the reliability standards of the North American Electric Reliability Corporation (“NERC”). If we fail to comply with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties.

Although the sale of electric energy has been to some extent deregulated, the industry is subject to increasing regulation and even possible re-regulation. Due to major regulatory restructuring initiatives at the U.S. federal and state levels, the U.S. electric industry has undergone substantial changes over the past several years. We cannot predict the future design of wholesale power markets or the ultimate effect ongoing regulatory changes will have on our business. Other proposals to re-regulate may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the movement toward competitive markets. If deregulation of the electric power markets is reversed, discontinued or delayed, our business, financial condition and results of operations could be adversely affected.

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

We depend in part on U.S. federal, state and local government support for our renewable energy and energy efficiency projects.

We depend in part on government policies that support renewable energy and energy efficiency and enhance the economic feasibility of renewable energy and energy efficiency projects. The U.S. federal government and several of the states in which we operate or into which we sell power provide incentives that support the sale of energy from renewable sources or incentives to reduce energy consumption.

The Internal Revenue Code provides a production tax credit for each kWh of energy generated by an eligible resource. The PTC is a credit claimed against the income tax of the owner of the eligible project. PTCs for wind, hydro, geothermal and bio energy projects expires for projects the construction of which begins after December 31, 2014.

Other renewable energy and energy efficiency projects for which a PTC is not available, such as solar energy projects, may be eligible for an ITC. The placed-in-service deadline for these projects can be as late as December 31, 2016. The ITC is a credit claimed against the income tax of the owner of the eligible project. In addition, PTC eligible projects, the construction of which begins before January 1, 2015, are also eligible for an investment tax credit of 30% of the eligible cost-basis, which is in lieu of the PTC.

In addition to U.S. federal incentives, we rely in part on state incentives that support the sale of energy generated from renewable sources and incentives to reduce energy consumption, including state adopted RPS programs. RPS programs generally require that electricity supply companies include a specified percentage of renewable energy in the electricity resources serving a state or purchase credits demonstrating the generation of such electricity by another source. However, the legislation creating such RPS requirements usually grants the relevant state public utility commission the ability to reduce electric supply companies’ obligations to meet the RPS requirements in certain circumstances. If the RPS or EEC requirements are reduced or eliminated, this could result in our receiving lower prices for our power and in a reduction in the value of our RECs, which could have a material adverse effect on us.

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

While certain U.S. federal, state and local laws, programs and policies promote renewable energy or energy efficiency and additional legislation is regularly being considered that would enhance the demand for renewable energy or reduce the consumption of energy, they may be adversely modified, legislation may not pass or may be amended and governmental support of renewable energy and energy efficiency development may not continue or may be reduced. If governmental authorities do not continue supporting, or reduce or eliminate their support of renewable energy or energy efficiency projects, our revenues may be adversely affected, our economic return on certain projects may be reduced, our financing costs may increase, it may become more difficult to obtain financing, and our business and prospects may otherwise be adversely affected.

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

We may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy or energy efficiency project or seek to enjoin construction of a renewable energy or energy efficiency project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy or energy efficiency projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations.

Our projects and/or other investments may incur liabilities that rank equally with, or senior to, our investments in such companies.

We will invest in various types of debt and equity securities, including first lien, second lien, mezzanine debt, preferred equity and common equity, issued by U.S. and Canadian middle market companies in the renewable energy, energy efficiency and related sectors. Our projects and other investments may have, or may be permitted to incur, other liabilities that rank equally with, or senior to, our positions or investments in such projects or businesses, as the case may be. By their terms, such instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of instruments ranking senior to our investment in that project or business would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior stakeholders, such project or other investment may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with instruments we hold, we would have to share on an equal basis any distributions with other stakeholders holding such instrument in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant project or investment.

We may not control the projects and other investments in which we invest.

We may not control the projects and other investments in which we invest. We define control as ownership of 25% or more of the outstanding voting securities of a company or having greater than 50% representation on a company’s board of directors. As a result, we are subject to the risk that the controlling entity of a project in which we invest may make business decisions with which we disagree and the management of such project, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests.

We may invest in joint ventures, including partnerships, which creates additional risk because, among other things, we cannot exercise sole decision making power and our partners may have different economic interests than we have.

We may invest in joint ventures, including partnerships, with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the project or asset, joint venture or other entity. As a result, the operations of a project or other investment may be subject to the risk that the project or other investment owners may make business, financial or management decisions with which we do not agree or the management of the project may take risks or otherwise act in a manner that does not serve our interests. Because we may not have the ability to exercise control over such operations, we may not be able to realize some or all of the benefits that we believe will be created from our involvement. In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. If any of the foregoing were to occur, our business, financial condition and results of operations could suffer as a result.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies and projects whose securities are not publicly traded or actively traded on the secondary market and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. We invest in other financial instruments that are subject to similar restrictions. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

A significant portion of our investments will be recorded at fair value as determined in good faith by our advisor, subject to the review of the board of directors and, as a result, there will be uncertainty as to the value of our investments.

Our financial statements will be prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies, or ASC Topic 946, which requires us to carry our investments at fair value or, if fair value is not determinable based on transactions observable in the market, at fair value as determined by our advisor, subject to the oversight of our board of directors. At the direction of our board of directors, an independent valuation firm will review the valuations prepared by GCM. For most of our investments, market quotations are not available. As a result, we will value these investments quarterly at fair value as determined in good faith.

The determination of fair value is to a degree subjective, and our advisor has a conflict of interest in making the determination. We expect to value our investments quarterly at fair value as determined in good faith by our advisor, subject to the oversight of our board of directors. At the direction of our board of directors, an independent valuation firm will review the valuations prepared by GCM. The types of factors that may be considered in determining the fair values of our investments include available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the project’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer business entities that are public, mergers and acquisitions comparables, the principal market and enterprise values, among other factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our advisor, subject to the oversight of our board of directors, may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Risks Related to Investments in the Solar, Wind Power and Energy Efficiency Industries

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

In addition to shortages of technologies and key inputs and changes in governmental policies, the results of the projects in which we invest that produce solar power can be affected by a variety of factors, including the following:

•	the average selling price of solar cells, solar panels and solar power systems;

•	a decrease in the availability, pricing and timeliness of delivery of raw materials and components, particularly solar panels and components, including steel, necessary for solar power systems to function;

•	the rate and cost at which solar power producers are able to expand their manufacturing and product assembly capacity to meet customer demand, including costs and timing of adding personnel;

•	construction cost overruns, including those associated with the introduction of new products;

•	the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions;

•	unplanned additional expenses such as manufacturing failures, defects or downtime;

•	the impact of seasonal variations in sunlight on energy production;

•	the impact of weather variations on energy production;

•	acquisition and investment related costs;

•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•	changes in manufacturing costs;

•	the availability, pricing and timeliness of delivery of products necessary for solar power products to operate;

•	changes in electric rates due to changes in fossil fuel prices;

•	the lack of a viable secondary market for positions in solar energy projects; and

•	the ability of a solar energy project to generate cash and pay yield substantially depends on power generation. This depends on continuing productive capability of the solar energy hardware, including proper operations and maintenance of the solar energy hardware and fair sunlight for the life of the investment.

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

Risks Related to Debt Financing and Lending

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

In order to achieve our investment objectives, we may be required to utilize financial leverage. We may borrow money in order to make investments, for working capital and to make distributions to our members. No portion of the net worth of GCM, our sponsor, and its affiliates will be available to us to satisfy our liabilities or other obligations. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover the required debt service payments and, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale, at significantly depressed prices in some cases due to market conditions or otherwise, to satisfy the obligations.

Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our members.

We will be exposed to risks associated with changes in interest rates.

To the extent we borrow to finance our investments, we will be subject to financial market risks, including changes in interest rates. An increase in interest rates would make it more expensive to use debt for our financing needs.

When we borrow, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we employ those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds may increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include borrowing at fixed rates or various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

We will be exposed to borrower default, prepayment risk, bankruptcy risk and liquidity risk to the extent we make loans or provide financing to others.

We may provide financing to projects owned by others, including through the provision of secured loans. We may also provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt and convertible preferred debt. We may also make loans to parties facilitating the supply of renewable energy and energy efficiency to residential and commercial customers or the adoption of strategies to reduce the consumption of energy by those customers. As a result, we are subject to the risk of borrower default. Defaults may increase as a result of economic conditions beyond the control of the company, our advisor and the borrowers, including prevailing interest rates, the value of the U.S. dollar, energy prices, changes in the demand for renewable energy or energy efficiency projects, construction delays, disruptions in the credit markets and other factors. Any such defaults will directly affect the operating results of, and risks of an investment in, the company.

In addition, we face prepayment risk, bankruptcy risk and liquidity risk in lending. There may not be any prepayment penalty for borrowers who prepay their loans. If borrowers choose to prepay their loans, we may not receive the full amount of interest payments otherwise to be received by us. In addition, borrowers may seek the protection of debtor relief under bankruptcy or insolvency laws, which may result in the nonpayment of the underlying loans. Our lending represents binding commitments, and such committed funds generally may not be withdrawn. The loans will not be listed on any securities exchange, generally will not be transferable, and generally must be held by us for the term of the relevant loan. Such prepayment risk, bankruptcy risk and liquidity risk could diminish the value of your investment in us.

Risks Related to This Offering and Our Shares

The offering prices will change on a quarterly basis and investors will purchase shares at the offering price that is effective at the time they submit their subscriptions.

The offering prices for our classes of shares may change on a quarterly basis and investors will need to determine the price by checking our website at www.greenbackerrenewableenergy.com or reading a supplement to our prospectus. Investors will purchase shares at the offering price that is effective at the time they submit their subscriptions. In addition, if there are issues processing an investor’s subscription, the offering price may change prior to the acceptance of such subscription; however, such investor will purchase shares subscribed for at the price that was effective at the time such investor submitted his or her subscription to our dealer manager and not at the newly changed offering price.

Purchases of our shares by our directors, officers and other affiliates in this offering should not influence the investment decisions of independent, unaffiliated investors.

Purchases of shares by our advisor and its affiliates were included in determining that we had satisfied the minimum offering requirement. Any shares purchased by directors, officers and other affiliates of ours will be purchased for investment purposes only. The investment decisions made by any such directors, officers or affiliates should not influence your decision to invest in our shares, and you should make your own independent investment decision concerning the risks and benefits of an investment in our shares.

Since this is a “best-efforts” offering, there is neither any requirement, nor any assurance, that more than the minimum offering amount will be raised.

This is a “best-efforts,” as opposed to a “firm commitment” offering. This means that the dealer manager is not obligated to purchase any shares, but has only agreed to use its “best efforts” to sell the shares to investors. So long as the minimum offering requirement is met, other than proceeds from subscriptions from Pennsylvania residents, these proceeds may be released from escrow to us and used by us for acquisitions, operations and the other purposes described generally herein.

There is no requirement that any shares above the minimum offering requirement be sold, and there is no assurance that any shares above the minimum offering requirement will be sold. Thus, aggregate gross proceeds from the offering could be as low as $12,438,700, the amount we have raised through December 31, 2014. This would result in a relatively small amount of net offering proceeds available for investment and would limit flexibility in implementation of our business plans and result in minimal, if any, diversification in our investments.

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

In making the decision to apply for listing of our shares, our board of directors will try to determine whether listing our shares or liquidating our assets will result in greater value for our members. In making a determination of what type of liquidity event is in the best interest of our members, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our shares, internal management requirements to become a perpetual life company and the potential for member liquidity. If our shares are listed, we cannot assure you a public trading market will develop. Since a portion of the offering price from the sale of shares in this offering will be used to pay expenses and fees, the full offering price paid by members will not be invested in our target assets. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital.

We established the initial offering price for our shares on an arbitrary basis, and the ongoing offering price may not accurately reflect the value of our assets.

The initial price of our shares was established on an arbitrary basis and was not based on the amount or nature of our assets or our book value. This price may not have been indicative of the price at which shares would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a member would receive if we were liquidated or dissolved or of the value of our portfolio at the time you purchase shares.

We determine our net asset value each quarter. If our net asset value per share on such valuation date increases above or decreases below our net proceeds per share, we will adjust the offering price of all classes of shares, effective five business days later, to ensure that after the effective date of the new offering prices the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below our net asset value per share on such valuation date. Future offering prices will take into consideration other factors such as selling commissions, dealer manager fees and organization and offering expenses so the offering price will not be the equivalent of the value of our assets.

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

Recent disclosures made by American Realty Capital Properties Inc. (“ARCP”), a public company, regarding alleged accounting errors made by ARCP employees have led to market concerns regarding RCS (the parent company of SC Distributors LLC), and could lead to the suspension of the distribution of our shares in our ongoing public offering by a limited number of broker-dealers. To the extent broker-dealers suspend their participation in our offering or refuse to enter the selling group, we may not be able to raise sufficient capital to enable us to meet our investment objectives, and as a result your investment in us may suffer adverse consequences.

On October 29, 2014, ARCP announced that it was restating its earnings after discovering that several employees “intentionally made” accounting mistakes that caused ARCP to understate net losses during the first half of 2014. These alleged accounting errors have resulted in the resignations of ARCPs then- Executive Chairman, ARCP’s then- chief financial officer and ARCP’s then- chief accounting officer. The SEC, as well as the Federal Bureau of Investigation, announced that they have each opened criminal investigations into ARCP’s accounting practices, in conjunction with an investigation by the U.S. Attorney’s Office for the Southern District of New York. In December 2014, the probe was widened as the Commonwealth of Massachusetts Securities Division opened an investigation into ARCP and RCS.

The success of this offering and our ability to implement our business strategy is dependent upon the ability of the dealer manager to retain key employees and to operate and maintain a network of licensed securities broker-dealers and other agents. If legal actions brought against ARCP affect RCS, the parent of the dealer manager, have an adverse impact upon the financial condition of RCS, and as a consequence upon the financial condition of the dealer manager, or if actions are brought against RCS directly, it could adversely affect our ability to raise adequate proceeds through this offering and implement our investment strategy.

As a result of ARCP’s announcements regarding the alleged accounting errors, a number of broker-dealer firms that had been participating in the distribution of certain public offerings sponsored by affiliates of ARCP and RCS have suspended their participation in the distribution of those offerings, and additional broker-dealers may do so in the future. Because RCS is affiliated with the dealer manager, a limited number of broker-dealers that had been participating in the distribution of our public offering suspended their participation in our offering for a short period in the fourth quarter of 2014. While no broker-dealers have currently suspended distribution of our public offering, to the extent that broker-dealers determine to suspend participation in our offering in the future, we may be unable to raise sufficient capital to meet our investment objectives and achieve a diversified portfolio. If this occurs, your investment in us may suffer adverse consequences.

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

Moreover, our LLC Agreement also prohibits any person from beneficially or constructively owning, as determined by applying certain attribution rules of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, our shares that would result in GREC being a “closely held C corporation” under Section 465(a)(1)(B) of the Internal Revenue Code. The ownership limits imposed under the Internal Revenue Code are based upon direct or indirect ownership by individuals (as defined in the Internal Revenue Code to include certain entities), but only during the last half of a tax year. The ownership limits contained in our LLC Agreement are based on the ownership at any time by any person, which term includes entities. These ownership limitations in our LLC Agreement are intended to provide added assurance that GREC will not be classified as a closely held C corporation, and to minimize administrative burdens. However, the ownership limit on our shares might also delay or prevent a transaction or a change in our control that might involve a premium price over the then current net asset value of our shares or otherwise be in the best interest of our members.

Risks Related to Tax

Members may realize taxable income without cash distributions, and may have to use funds from other sources to fund tax liabilities.

Because we are taxed as a partnership for U.S. federal income tax purposes, members may realize taxable income in excess of cash distributions by us. There can be no assurance that we will pay distributions at a specific rate or at all. As a result, members may have to use funds from other sources to pay their tax liability.

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

U.S. federal income tax rules applicable to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. We apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to members in a manner that reflects members’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable U.S. Department of Treasury regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the Internal Revenue Code and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to investors.

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

While it is expected that we will operate so that we will qualify to be treated for U.S. federal income tax purposes as a partnership, we expect that a significant portion of our investments will not generate “qualifying income” and that the LLC will conduct a significant portion of its operations through GREC, a wholly owned subsidiary of the LLC treated as a C corporation for U.S. federal income tax purposes and subject to U.S. federal income tax on its net income. Conducting the LLC’s operations through GREC will allow us to effectively utilize tax incentives generated from projects in which we hold controlling equity stakes to reduce the taxable income generated by our other investments through tax incentives that are better utilized by C-corporations than other forms of entities. Because a significant portion of our investments will be held through GREC, the tax benefit of our being a partnership for U.S. federal income tax purposes will be limited to the income generated by the investments that we directly hold.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

The company’s Class A, Class C and Class I shares are not listed or traded on any recognized securities exchange. The offering price of all Class A, Class C and Class I shares issued to date has been $10.00, $9.576 and $9.186, respectively.

HOLDERS

As of December 31, 2014, the company has issued 1,097,844 Class A shares (including 20,550 to GCM and 173,809 shares to an affiliate of GCM), 84,964 Class C shares and 53,537 Class I shares.

DIVIDENDS

On July 10, 2014, our board of directors authorized cash distributions of $0.0016438 per share, per day, on each outstanding Class A, C and I share of common stock commencing on the closing date of the company’s first renewable energy or energy efficiency investment and ending on September 30, 2014. The distributions were payable on August 1, 2014, September 2, 2014 and October 1, 2014 to shareholders of record as of July 31, 2014, August 29, 2014 and September 30, 2014, respectively, assuming the company’s first investment occurred prior to the record date in said month. With the closing of the Sunny Mountain Portfolio, our board of directors authorized such distributions, with the initial distribution paid on October 1, 2014 to shareholders of record as of September 30, 2014.

On September 29, 2014, our board of directors authorized cash distributions of $0.0016438 per share, per day, on each outstanding Class A, C and I share of common stock commencing on October 1, 2014 ending on December 31, 2014. The distributions were payable on November 3, 2014, December 1, 2014 and January 2, 2015 to shareholders of record as of October 31, 2014, November 28, 2014 and December 31, 2014, respectively.

For the year ended December 31, 2014, $63,353 of these distributions were paid or payable in cash and $81,068 were reinvested in units for those unitholders participating in the company’s amended and restated distribution reinvestment plan (the “Distribution Reinvestment Plan”).

PERFORMANCE GRAPH

Not applicable.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2014, there were no unregistered sales of securities by the company.

ISSUER PURCHASES OF EQUITY SECURITIES

For the year ended December 31, 2014, the company did not repurchase any of its common stock in the open market.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data of the company as of and for the years ended December 31, 2014 and December 31, 2013 are derived from our financial statements that have been audited by KPMG, our independent registered public accounting firm. This financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report:

	As of and for the year ended December 31, 2014	As of and for the year ended December 31, 2013
Balance sheet data at period end:
Investments, at fair value	$2,737,501	$-
Cash and cash equivalents	7,567,061	202,000
Other assets	517,575	-
Total assets	10,822,137	-
Total debt	-	-
Other liabilities	309,482	-
Total liabilities	309,482	-
Total net assets	$10,512,655	$202,000

For the period Commencement of Operations (April 25, 2014) through December 31, 2014
Statement of operations data:
Total investment income	$38,291
Management fees	64,282
Incentive fees	-
All other expenses	617,072
Waiver of management fees	(21,228)
Pre-operating expenses	222,734
Expense reimbursement from advisor	(648,720)
Net investment loss	(195,849)
Net realized loss on foreign currency transaction	(136)
Net change in unrealized appreciation on investments and foreign currency translation	49,365
Net decrease in net assets resulting from operations	$(146,620)
Per share data (basic and diluted): (1)
Net asset value	$8.50
Net investment loss	$(0.38)

Net change in unrealized appreciation on investments and foreign currency translation	$0.10
Net decrease in net assets resulting from operations	$(0.28)
Distributions declared	$0.28
Other data:
Weighted average common shares outstanding	513,052
Total return attributed to common shares based on net asset value	(5.33)%
Number of portfolio company investments at period end	3
Purchases of investments	$2,688,136
Principal payments and sales of investments for the period	$—

(1)	The per share for net asset value was based on shares outstanding at December 31, 2014 which was 1,236,345. All other per share calculations were derived by using the weighted average shares outstanding during the period ended December 31, 2014.

Under our expense reimbursement agreement with GCM, the company became obligated to reimburse GCM approximately $223,000 in pre-operating expenses when we commenced operations in April 2014, subject to the expense limitations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Various statements in this annual report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, our advisor’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under “Risk Factors” and elsewhere in this report. All forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:

•	changes in the economy;

•	the ability to complete the renewable energy projects in which we invest;

•	our relationships with project developers, lawyers, investment and commercial banks, individual and institutional investors, consultants, diligence specialists, EPC companies, contractors, renewable energy technology manufacturers (such as panel manufacturers), solar insurance specialists, component manufacturers, software providers and other industry participants in the renewable energy, capital markets and project finance sectors;

•	fluctuations in supply, demand, prices and other conditions for electricity, other commodities and RECs;

•	public response to and changes in the local, state and federal regulatory framework affecting renewable energy projects, including the potential expiration or extension of the PTC, ITC and the related U.S. Treasury grants and potential reductions in RPS requirements;

•	competition from other energy developers;

•	the worldwide demand for electricity and the market for renewable energy;

•	the ability or inability of conventional fossil fuel-based generation technologies to meet the worldwide demand for electricity;

•	our competitive position and our expectation regarding key competitive factors;

•	risks associated with our hedging strategies;

•	potential environmental liabilities and the cost of compliance with applicable environmental laws and regulations, which may be material;

•	our electrical production projections (including assumptions of curtailment and facility availability) for our renewable energy projects;

•	our ability to operate our business efficiently, manage costs (including general and administrative expenses) effectively and generate cash flow;

•	availability of suitable renewable energy resources and other weather conditions that affect our electricity production;

•	the effects of litigation, including administrative and other proceedings or investigations relating to our renewable energy projects;

•	non-payment by customers and enforcement of certain contractual provisions;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

Overview

Greenbacker Renewable Energy Company LLC, a Delaware limited liability company, is an externally managed energy company that intends to acquire income-generating renewable energy and energy efficiency and sustainable development projects and other energy-related businesses as well as finance the construction and/or operation of these projects and businesses. We are managed and advised by GCM, a renewable energy, energy efficiency, sustainability and other energy related project acquisition, consulting and development company that intends to register as an investment adviser under the Advisers Act no later than it is required to do so pursuant to the Advisers Act.

Our business objective is to generate attractive risk-adjusted returns for our members, consisting of both current income and long-term capital appreciation, by acquiring, and financing the construction and/or operation of income-generating renewable energy, energy efficiency and sustainable development projects, primarily within but also outside of North America. We expect the size of our investments to generally range between approximately $1 million and $100 million. We will seek to maximize our risk-adjusted returns by: (1) capitalizing on market opportunities; (2) focusing on hard assets that produce dependable cash flows; (3) efficiently utilizing government incentives where available; (4) employing creative deal structuring to optimize capital and ownership structures; (5) partnering with experienced financial, legal, engineering and other professional firms; (6) employing sound due diligence and risk mitigation processes; and (7) monitoring and managing our portfolio of assets on an ongoing basis.

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

These power purchase agreements, when structured with utilities and other large commercial users of electricity, are generally long-term in nature with all electricity generated by the project purchased at a rate established pursuant to a formula set by the contract. The formula is often dependent upon the type of subsidies, if any, offered by the local and state governments for project development. Although we expect to focus on projects with long-term contracts that ensure price certainty, we will also look for projects with shorter term arrangements that will allow us, through these projects, to participate in market rate changes which we expect may lead to higher current income.

We expect certain of the power purchase agreements for our projects will be structured as “behind the meter” agreements with residential, commercial or government entities, which provide that all electricity generated by a project will be purchased by the off taker at an agreed upon rate that may be set at a slight discount to the retail electric rate for the off-taker. These agreements also typically provide for annual rate increases over the term of the agreement although that is not a necessary requirement. The behind the meter agreement is generally long-term in nature and further typically provides that, should the off taker fail to fulfill its contractual obligation, any electricity that is not purchased by the off-taker may be sold to the local utility, usually at the wholesale spot electric rate.

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

We may also finance energy efficiency projects, which seek to enable residential customers, businesses and governmental organizations to consume less energy while at the same time providing the same or greater level of amenity. Financing for energy efficiency projects is generally used to pay for energy efficiency retrofits of buildings, homes, businesses, and replacement of other inefficient energy consuming assets with more modern technologies. These projects can be structured to provide predictable long-term cash flows by receiving a portion of the energy savings and the sale of associated RECs and EECs generated by such installations. In each of our renewable energy and energy efficiency investments, we also intend, where appropriate, to maximize the benefits of renewable portfolio standards or RPS as well as other U. S. federal, state and local government support and incentives for the renewable energy industry.

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

Pursuant to the Offering which commenced on August 5, 2013, we are offering on a continuous basis up to $1,500,000,000 in shares of our limited liability company interests, consisting of up to $1,250,000,000 of shares in the Primary Offering and up to $250,000,000 of shares pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the Offering. The Company’s offering period is currently scheduled to terminate two years after the initial offering date, or August 8, 2015, unless extended. After the finalization of the December 31, 2014 net asset value, the current offering price of the Class A shares is $10.000 per share, the current offering price of the Class C shares is $9.576 per share and the current offering price of the Class I shares is $9.186 per share.

On March 28, 2014, we satisfied the minimum offering requirement of $2,000,000 and commenced operations as of April 25, 2014. As of December 31, 2014, our advisor had purchased 20,100 Class A shares for aggregate gross proceeds of $201,000. As part of this offering and breaking escrow, an affiliate of our advisor had purchased 170,000 shares for aggregate gross proceeds of $1,700,000. Through participation in the distribution reinvestment program, the advisor and affiliate as of December 31, 2014 owned 20,550 and 173,809 shares, respectively. As of December 31, 2014, we had received subscriptions for and issued 1,236,345 of our shares (including shares issued under the distribution reinvestment plan) for gross proceeds of $12,438,700 (before dealer-manager fees of $694,159 and selling commissions of $208,215 for net proceeds of $11,536,326).

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

Credit risk. We expect to encounter credit risk relating to (1) counterparties to the electricity and environmental credit sales agreements (including power purchase agreements) for our projects, (2) counterparties responsible for project construction and hedging arrangements, (3) companies in which we may invest and (4) any potential debt financing we or our projects may obtain. When we are able to do so, we will seek to mitigate credit risk by entering into contracts with high quality counterparties. However, it is still possible that these counterparties may be unable to fulfill their contractual obligations to us. If counterparties to the electricity sales agreements for our projects or the companies in which we invest are unable to make payments to us when due, or at all, our financial condition and results of operations could be materially adversely effected. While we will seek to mitigate construction-related credit risk by entering into contracts with high quality EPC companies with appropriate bonding and insurance capacity, if EPCs to the construction agreements for our projects are unable to fulfill their contractual obligations to us, our financial condition and results of operation could be materially adversely effected. We will seek to mitigate credit risk by deploying a comprehensive review and asset selection process, including worst case analysis, and careful ongoing monitoring of acquired assets as well as mitigation of negative credit effects through back up planning. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Electricity prices. Investments in renewable energy and energy efficiency projects and businesses expose us to volatility in the market prices of electricity. Although we generally expect our projects will have long-term contracts, ranging from 10 to 25 years, which will mitigate the effects of volatility in energy prices on our business in the near term, to the extent that our projects have shorter term contracts that have the potential of producing higher risk-adjusted returns, such shorter term contracts may subject us to risk should energy prices change. Most renewable energy projects in which we invest are expected to have economic lives in excess of the term of the of their long term contracts which will expose us to volatility of the market prices at that time.

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

Basis of Presentation

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties.

Although we are organized and intend to conduct our business in a manner so that we are not required to register as an investment company under the Investment Company Act, our consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies, or ASC Topic 946. Overall, we believe that the use of investment company accounting makes our consolidated financial statements more useful to investors and other financial statement users since it will allow a more appropriate basis of comparison to other entities with similar investment objectives.

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

Valuation of Investments

Our advisor, in conjunction with an independent valuation firm when necessary, subject to the review and approval of the board of directors, is ultimately responsible for the determination, in good faith, of the fair value of investments. In that regard, the Advisor has established policies and procedures which have been reviewed and approved by our board of directors, to estimate the fair value of our investments which are detailed below. Any changes to these policies and procedures are required to be approved by our board of directors, including a majority of our independent directors.

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

3. the audit committee of our board of directors reviews and discusses the preliminary valuation prepared by GCM and the report of the independent valuation firm, if any; and

4. our board of directors reviews the valuations and approves the fair value of each investment in our portfolio in good faith by GCM.

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

Foreign Currency Translation

The accounting records of the company are maintained in U.S. Dollars. The fair value of investments and other assets and liabilities denominated in non-U.S. currencies are translated into U.S. Dollars using the exchange rate at 4:00 p.m., Eastern Time, at each quarter end. Amounts related to the purchases and sales of investments, investment income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.

Net unrealized currency gains and losses arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate are reflected as part of unrealized appreciation/depreciation on translation of assets and liabilities denominated in foreign currencies.

The company isolates that portion of the results of operations arising as a result of changes in the foreign exchange rates from the changes in the fair value of investments held at period end. The company also isolates the effect of changes in foreign exchange rates from changes in fair value of investments sold during the year.

Results of operations based on changes in foreign exchange rates are separately disclosed in the consolidated statement of operations. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Calculation of Net Asset Value

Our net asset value has been calculated and published on a quarterly basis since our first full quarter ending June 30, 2014. We will calculate our NAV per share by subtracting all liabilities from the total carrying amount of our assets, which includes the fair value of our investments, and dividing the result by the total number of outstanding shares on the date of valuation. For purposes of calculating our net asset value, we expect to carry all liabilities at cost.

The determination of the fair value of our investments requires judgment, especially with respect to investments for which market quotations are not available. For most of our investments, market quotations are not available. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Because the calculation of our net asset value is based, in part, on the fair value of our investments as determined by our Advisor, which is an affiliated entity of the Company, our calculation of net asset value is to a degree subjective and could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments. Furthermore, the fair value of our investments, as reviewed and approved by our board of directors, may be materially different from the valuation as determined by an independent valuation firm.

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

Offering Costs

Offering costs include all costs to be paid by the company in connection with the offering, including legal, accounting, printing, mailing and filing fees, charges of the company’s escrow holder, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the offering and marketing process, and preparing supplemental sales materials, holding educational conferences, and attending retail seminars conducted by broker-dealers. When recognized by the company, offering costs will be recognized as a reduction of the proceeds from the offering. The company had previously disclosed that its policy was to defer offering costs and recognize these costs as an expense over a 12 month period.

Recently Issued Accounting Pronouncements

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

In August 2014, the FASB issued new accounting guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term ‘substantial doubt’ and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016.  Management is currently evaluating the impact of adopting this new accounting guidance on the company’s consolidated financial statement.

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

Portfolio and Investment Activity

During the period ended December 31, 2014, the company invested in three solar generation portfolios as follows:

Sunny Mountain Portfolio

On August 28, 2014, the LLC, through GREC, entered into an agreement to acquire a company owning a portfolio of commercial and residential solar photovoltaic systems comprising approximately 860 kilowatts of generation capacity (the “Sunny Mountain Portfolio”) for a purchase price of $880,000 plus $40,000 in closing costs. The company initially funded the purchase price into escrow which was released prior to year end in accordance with the terms of the agreement. The company received the economic benefits of ownership effective as of September 1, 2014.

The Sunny Mountain Portfolio consists of 10 commercial and 12 residential ground and roof mount solar systems located in Boulder, Broomfield, Denver and surrounding areas in Colorado and a small commercial PV system located in New York. The Sunny Mountain Portfolio was constructed over a two and a half (2.5) year period beginning in 2009.

In aggregate, approximately 1,090,000 kWh of electric power are expected to be generated in 2015. The Sunny Mountain Portfolio will produce two streams of revenue:

a)	Sale of Electricity - Revenue is realized through the sale of electricity measured in kilowatt hours (kWh). The average price of electricity sold is based upon rates contained in each of the Power Purchase Agreements (PPA) which is approximately $0.07 per kWh in 2015.

b)	Sale of Solar Renewable Energy Certificates (SORECs) to the local utility, Xcel Energy. Revenue is realized through the sale of SORECs to Xcel Energy based on the output of each system measured in Megawatt hours (MWh). One MWh is equal to 1,000 kWh. The price at which SORECs are sold is based upon rates contained in the SOREC Agreement associated with the individual systems and range from a low of $25 per megawatt hour (MWh) to a high of $115 per MWh. Over the contracted life of the Sunny Mountain Portfolio, revenue from the sale of SORECs to Xcel is expected to represent approximately 60% of all revenue.

Gross revenues earned from the Sunny Mountain Portfolio for the four month period it was owned by the company, September 1 through December 31, 2014, was approximately $60,000.

All of the PPAs and SORECs together have an average remaining contract life of 16 years. Over 80% of the revenue of the Sunny Mountain Portfolio is expected to be generated from the sale of electricity and SORECs to a Public Utility (Xcel Energy), Municipalities (Broomfield and Boulder) and the University of Colorado, each of which, as of August 28, 2014, was rated Investment Grade by Moody’s Investors Service. The remainder, less than 20%, is expected to be derived from commercial and residential customers.

Canadian Northern Lights Portfolio

On October 10, 2014, the LLC, through GREC, entered into two definitive solar asset transfer agreements to acquire a portfolio of forty-five (45) rooftop solar photovoltaic systems (the “Canadian Northern Lights Portfolio”) for a net purchase price of USD $1,028,136 plus USD $5,644 in closing costs. Subsequent to the closing, the company invested an additional USD $40,000 to cover working capital requirements as well as certain upgrades to the systems. The assets are located within a 60 mile radius of Toronto, Ontario, Canada and comprise approximately 275 kilowatts of generation capacity. The company funded the entire purchase price into an escrow account, with such funds to be released in accordance with the terms of the definitive solar asset transfer agreements. The major terms include the transfer of the individual local distribution company (“LDC”) and Ontario Power Authority (“OPA”) contracts from the seller to Canadian Northern Lights Corp, a wholly owned, indirect subsidiary of the company (“CNLC”).

There is a standardized lease that is signed with each of the home / building owners that allows the system to be generally operated and maintained during the term of each OPA contract. The lease has been designed to survive the sale of the home / building and there is a non-disturbance provision which will allow the owner of the system, the company, to operate the system for the entirety of the term. The home / building owner receives a modest rental payment for use of the rooftop which is paid annually.

The Canadian Northern Lights Portfolio is expected to produce revenue from the sale of electricity measured in kilowatt hours (kWh) to the OPA, the sole off taker for all 45 solar systems. As of October 10, 2014, the OPA was rated Aa2 by Moody’s Investor Service. The price of electricity sold, based upon the rate contained in the OPA contract, is CAD $0.802 per kWh. On average, the 45 OPA contracts have a remaining life of approximately 16 years unless terminated earlier by either party pursuant to the terms of each contract. In total, the systems are expected to produce approximately 285,000 kilowatt hours of power in their first year of our operating the facilities.

While the company has received the economic benefits of ownership of the 45 solar systems since closing, none of the LDC or OPA contracts had been fully transferred to CNLC as of December 31, 2014. Thus, the total purchase price remains in escrow as of December 31, 2014. Management expects this assignment process to be completed no later than March 31, 2015.

Green Maple Portfolio

On October 15, 2014, the LLC, through GREC, entered into a definitive agreement to acquire five to-be-constructed solar power facilities (the “Green Maple Portfolio”) in various townships throughout the state of Vermont. The total cost of the fully constructed facilities, which will be incurred through June 30, 2015, will be approximately $9,222,000 plus closing costs. The company expects to fund the acquisition and construction of the Green Maple Portfolio through proceeds from our public offering and /or of combination of offering proceeds and debt.

Electricity produced by the Green Maple Portfolio will be sold under long-term PPAs, and Solar Service Agreements, or “SSAs”, with a term of between 20 and 25 years to utility, municipal and commercial off takers. In total, the systems are expected to produce approximately 4,695,000 kilowatt hours of power in their first year of operation. The Green Maple Portfolio is expected to contain solar systems between 500kw and 1.0 MW in size located in Rutland, Williamstown, Chester Township, Pittsford and Royalton Vermont.

A brief summary description of each project, which are subject to change based upon finalization of the engineering, procurement and construction contract as well as the relevant PPAs or SSAs, is as follows:

1.	Charter Hill Solar – To be constructed in Rutland, Vermont, this 1.044MW DC system has a PPA with Green Mountain Power, an investment grade utility, to sell 100% of the power generated over a 25 year period.

2.	Williamstown Solar – To be constructed in Williamstown, Vermont, this 732 kW DC system has an SSA in place with a commercial entity to purchase 100% of the energy generated by the system for 20 years.

3.	GLC Chester Solar – To be constructed in Chester Township, Vermont, this 732 kW DC system has SSAs in place with various municipal entities to purchase 100% of the energy generated by the system for 20 years.

4.	Pittsford Solar – To be constructed in Pittsford Township, Vermont, this 686 kW DC system has SSAs in place with various commercial entities to purchase 100% of the energy generated by the system for 20 years.

5.	Novus Royalton Solar – To be constructed in Royalton, Vermont, this 686 kW DC system has SSAs in place with various municipal entities to purchase 100% of the energy generated by the system for 20 years.

As of December 31, 2014, the company had invested approximately $40,000 in initial engineering work and design plans to prepare for construction expected to commence in late QI 2015 once weather conditions are favorable. Management is of the view that completion of the Green Maple portfolio is on target to be completed by June 30, 2015 and operational in the third quarter of 2015.

Acquisition of East to West Solar Portfolio subsequent to December 31, 2014

The company announced on February 4, 2015 that as of January 30, 2014 it acquired a 9.789 Megawatts of operating solar power facilities located on 13 sites in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina for a gross purchase price of approximately $17,250,000. The portfolio was acquired with approximately $9,073,000 of project financing debt in place with Bridge Bank ($5,713,000) and the City and County of Denver ($3,360,000) with interest rates ranging from 5.5% to 7.5% annually.

The East to West Solar Portfolio consists of ground and roof mounted solar systems located on municipal and commercial properties as follows:

1.	Denver International Airport - The Denver International Airport System has a generation capacity of 1,587.6 kW. The System sells power directly to the City and County of Denver Department of Aviation, which is the owner and operator of the airport. The System has a 25-year variable rate PPA with a floor price of $0.036/kWh. The System also sells Solar Renewable Energy Credits (SORECs) to the local utility (Xcel Energy) under a 20 year contract.
2.	Progress Energy I – The Progress Energy I System has a generation capacity of 2,479.0 kW. The System is located in Laurinburg, North Carolina and sells power to the utility, Duke Energy (Progress Energy) under a 20-year fixed rate PPA at $0.120/kWh.
3.	Progress Energy II – The Progress Energy II System has a generation capacity of 2,499.2 kW. The System is located in Laurinburg, North Carolina and sells power directly to the utility, Duke Energy (Progress Energy) under a 15-year fixed rate PPA at $0.083/. The System also sells Renewable Energy Credits (RECs) to Duke Energy (Progress Energy) under a 15 year contract.
4.	SunSense I - The SunSense I System has a generation capacity of 500.0 kW. The System is located in Raleigh, North Carolina and sells power directly to the utility, Duke Energy (Progress Energy Carolinas, Inc.) under a 20-year fixed rate PPA at $0.150/kWh.
5.	SunSense II – The SunSense II System has a generation capacity of 497.0 kW. The System is located in Clayton, North Carolina and sells power directly to the utility, Duke Energy (Progress Energy Carolinas, Inc.) under a 20-year fixed rate PPA at $0.150/kWh.
6.	SunSense III – The SunSense III System has a generation capacity of 497.0 kW. The System is located in Fletcher, North Carolina and sells power directly to the utility, Duke Energy (Progress Energy Carolinas, Inc.) under a 20-year fixed rate PPA at $0.150/kWh.
7.	NIPSCO III – The NIPSCO “Turtle Top” System has a generation capacity of 375.2 kW. The System is located in New Paris, Indiana and sells power directly to the Northern Indiana Public Service Company under a 15-year fixed rate PPA which started at $0.260/kWh and grows annually at 2.0%.
8.	OUC I – The OUC I System has a generation capacity of 417.0 kW. The System is located in Orlando, Florida and sells power directly to the Orlando Utilities Commission. The System has a 25-year fixed rate PPA at $0.195/kWh.
9.	KIUC – The KIUC System has a generation capacity of 383.0 kW. The System is located in Koloa, Hawaii and sells power directly to the Kauai Island Utility Cooperative under a 20-year fixed rate PPA at $0.200/kWh.
10.	TJ Maxx – The TJ Maxx System has a generation capacity of 249.9 kW. The System is located in Bloomfield, Connecticut and sells power directly to the H.G. Conn. Realty Corp under a 15-year fixed rate PPA which started at $0.112/kWh and grows annual at 3%.
11.	Denver Public Schools (Green Valley) – The Green Valley System has a generation capacity of 101.2kW. The System is located in Denver, Colorado and sells power directly to the Denver Public Schools under a 20-year fixed rate PPA which started at $0.027/kWh and grows annually at 3%. The System also sells SORECs to Xcel Energy under a 20-year fixed price contract at a rate of $0.115/kWh.
12.	Denver Public Schools (Rachel B. Noel) – The Rachel B. Noel System has a generation capacity of 101.2 kW. The System is located in Denver, Colorado, and sells power directly to the Denver Public Schools under a 20-year fixed rate PPA which started at $0.027/kWh and grows annually at 3%. The System also sells SORECs to Xcel Energy under a 20-year fixed price contract at a rate of $0.115/kWh.
13.	Denver Public Schools (Greenwood) – The Greenwood System has a generation capacity of 101.2 kW. The System is located in Denver, Colorado, and sells power directly to Denver Public Schools under a 20-year fixed rate PPA which started at $0.027/kWh and grows annually at 3%. The System also sells SORECs to Xcel Energy under a 20-year fixed price contract at a rate of $0.115/kWh.

Investment Summary

During the period of operations ended December 31, 2014, we invested $2,688,136 in 3 new portfolio companies.

The composition of the company’s investments as of December 31, 2014, at fair value was as follows:

	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Sunny Mountain Portfolio	$989,115	36.1%
Canadian Northern Lights Portfolio	1,048,709	38.3
Green Maple Portfolio	699,677	25.6
Total	$2,737,501	100.0%

The composition of the Company’s investment as of December 31, 2014 by industry, at fair value was as follows:

	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$2,737,501	100.0%
Total	$2,737,501	100.0%

There were no investments as of December 31, 2013.

Results of Operations

On March 28, 2014, we had satisfied the minimum offering requirements and on April 25, 2014, commenced operations.

Revenues. Dividend income for the period April 25, 2014 through December 31, 2014 totaled $37,121 while interest income earned from our cash and cash equivalent investments amounted to $1,170.

As the majority of our assets will consist of equity investments in renewable energy projects, we expect that the majority of our revenue in the future will be generated in the form of dividend income. Dividend income from our privately held, equity investments are recognized when received. The other major component of our revenue will be interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects

Expenses. For the period ended December 31, 2014, the company incurred $681,354 in operating expenses including the management fees earned by the Advisor. Additionally, the company became obligated for all pre-operating costs (not including organizational and offering costs) of $222,734 upon commencement of operations. The Advisor assumed responsibility for all of the company’s operating expenses under the expense reimbursement agreement above the Maximum Rate (defined below), which amounted to $648,720 for the period ended December 31, 2014.

For the period ended December 31, 2014, the advisor earned $64,282, in management fees of which $21,228 were waived. The advisor had agreed to waive all management and incentive fees until the company makes its’ first investment in a renewable energy or energy efficiency project or other energy related business, which occurred on September 1, 2014. While there were no incentive allocations earned to date by the advisor, the financial statements reflect a $9,846 incentive allocation expense based upon net unrealized gains as of December 31, 2014.

Pursuant to the terms of the expense reimbursement agreement, the Advisor has paid for pre-operating and operating expenses from inception to date on behalf of the company. Such expenses may be expensed by the company and payable to the Advisor under the terms outlined in the expense reimbursement agreement. For the period beginning with the company’s breaking of escrow and beginning operations on April 25, 2014, and ending December 31, 2014, our advisor assumed operating expenses for the company in an amount of approximately $648,720 to keep total annual operating expenses (exclusive of interest, taxes, dividend expense, borrowing costs, organizational and extraordinary expenses) of the company at percentages of average net asset for any calculation period no higher than 6.0% for Class A Class C and Class I shares (the “Maximum Rates”), and (ii) the company shall reimburse advisor, within 30 days of delivery of a request in proper form, for such expenses, provided that such repayments do not cause the total expenses attributable to a share class during the year to exceed the Maximum Rate. The expense reimbursement agreement was amended in December 2014 to continue until the earlier of December 31, 2015 or the end of the offering. No repayments by the company to our advisor shall be permitted after the earlier of (i) the company’s offering has expired or is terminated or (ii) December 31, 2016. The expense reimbursement agreement was amended in December 2014 to continue until the earlier of December 31, 2015 or the end of the offering. Furthermore, if the advisory agreement is terminated or not renewed, the advisor will have no further obligation to limit expenses per the expense reimbursement agreement and the company will not have any further obligation to reimburse the advisor for expenses not reimbursed as of the date of the termination.

Going forward, we expect our primary expenses to be the payment of asset management fees and the reimbursement of expenses under our advisory agreement with the Advisor. We will bear other expenses, which are expected to include, among other things:

•	organization and offering expenses relating to offerings of units, subject to limitations included in our advisory agreement;

•	the cost of calculating our net asset value, including the related fees and cost of retaining third-party valuation services;

•	the cost of effecting sales and repurchases of units;

•	fees payable to third parties relating to, or associated with our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors;

•	fees payable to our advisor;

•	interest payable on debt, if any, incurred to finance our investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	independent manager fees and expenses, including travel expenses;

•	costs of board meetings, unitholders’ reports and notices and any proxy statements;

•	directors and officers errors and omissions liability insurance and other types of insurance;

•	direct costs, including those relating to printing of unitholder reports and advertising or sales materials, mailing, long distance telephone and staff;

•	fees and expenses associated with the collection, monitoring, reporting of the non-financial impact of our investments, including expenses associated with third party external assurance of our impact data;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002 and applicable federal and state securities laws; and

•	all other expenses incurred by us or the advisor or sub-advisors in connection with administering our investment portfolio, including expenses incurred by our advisor in performing certain of its obligations under the advisory agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. Net realized and unrealized gains and losses from our investments will be reported on the consolidated statement of operations. We will measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. While we recognized no realized gains or losses for the period ended December 31, 2014, a net change in unrealized appreciation on investments of $49,365 was recorded during the period.

Changes in Net Assets from Operations. For the year ended December 31, 2014, we recorded a net decrease in net assets resulting from operations of $146,620.

Changes in Net Assets, Net Asset Value and Offering Prices. Based on the net asset value with respect to the quarter ended December 31, 2014, the offering price of our shares has not changed and we are continuing to sell shares at their original prices of $8.50 plus commissions. However, the net asset value per share and the offering prices would have decreased if the advisor had not made a non-refundable capital contribution in the amount of $193,000 as of December 31, 2014 and had not absorbed and deferred reimbursement for a significant portion of the company’s operating expenses since it began its operations. Without this capital contribution and the absorption of operating expenses by the advisor, the net asset value as of December 31, 2014 would have been $6.86.

Liquidity And Capital Resources

As of December 31, 2014, we had $7,567,061 in cash and cash equivalents. We will use significant cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash will generally consist of:

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

Hedging Activities

While we may seek to stabilize our financing costs as well as any potential decline in our investments by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk, we have not entered into any derivative transactions as of December 31, 2014 and currently have no immediate plans to do so.

In regard to our investment in the Canadian Northern Lights Portfolio, with 45 solar assets located in and around Toronto, Ontario, Canada, we do possess foreign currency risk related to our revenue and operating expenses which are denominated in the Canadian dollars as opposed to the U.S. dollar. While we are currently of the opinion that the currency fluctuation between the Canadian and US dollar will not have a material impact on our operating results, we may in the future enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk if we believe not doing so would have a material impact our results of operations.

Contractual Obligations

While the company does not include a contractual obligations table herein as all obligations of the company are short-term, we have included the following information related to commitments of the Company to further assist investors in understanding our outstanding commitments.

Advisory Agreement - GCM, a private firm that intends to register as an investment adviser under the Advisers Act no later than it is required to do so pursuant to the Advisers Act, serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us. The advisory agreement was previously approved by our board of directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for a period of one year from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of our independent directors.

Pursuant to the advisory agreement, GCM is authorized to retain one or more subadvisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any subadvisor to ensure that material information discussed by management of any subadvisor is communicated to our board of directors, as appropriate. If GCM retains any subadvisor, our advisor will pay such subadvisor a portion of the fees that it receives from us. We will not pay any additional fees to a subadvisor. While our advisor will oversee the performance of any subadvisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any subadvisor. As of December 31, 2014, no subadvisors have been retained by GCM.

Pursuant to an advisory agreement, we pay GCM a base management fee for advisory and management services. The base management fee is calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). The Special Unitholder, an entity affiliated with our advisor, will hold the special unit in our company entitling it to an incentive allocation and distribution. Pursuant to our LLC Agreement, the incentive allocation and distribution, or incentive distribution, will have three parts as follows: the Income Incentive Distribution, Capital Gains Incentive Distribution and the Liquidation Incentive Distribution.

Administration Agreement - Greenbacker Administration LLC, a Delaware limited liability company and an affiliate of our advisor, will serve as our Administrator. As of December 31, 2014, Greenbacker Administration LLC has delegated certain of its administrative functions to US Bancorp Financial Services LLC. Greenbacker Administration may enter into similar arrangements with other third party administrators, including with respect to cash management and fund accounting services. In the future, Greenbacker Administration LLC may perform certain asset management and oversight services, as well as asset accounting and administrative services, for the company. It is anticipated, however, that Greenbacker Administration LLC will delegate such administrative functions to third parties in order to recognize certain operational efficiencies for the benefit of the company.

Green Maple Solar Portfolio – Pursuant to the definitive agreement to acquire the to-be-constructed Green Maple Portfolio, the company, subject to certain conditions, has committed to fund the acquisition and right to construct each of the five solar power facilities that comprise the Green Maple Portfolio. The company will acquire the right to construct and own each solar facility upon the satisfaction of the conditions precedent contained in the definitive agreement to acquire the Green Mountain Portfolio. If all of the conditions precedent for the purchase of any power generation facility are not met by the seller, provided such failure is not solely attributed to the company, unless waived by the company, on or before June 15, 2015, the company may terminate its obligation to purchase such power generation facility. If all conditions precedent for the Green Mountain Portfolio are met, the minimum commitment for the company will be approximately $1,400,000. The cost of the fully constructed Green Maple Portfolio will be approximately $9,222,000, plus closing costs.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement.

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Distributions

Subject to the board of directors’ review and approval and applicable legal restrictions, we intend to authorize and declare distributions on a quarterly basis and pay distributions on a monthly basis. We will calculate each member’s specific distribution amount for the period using record and declaration dates, and each member’s distributions will begin to accrue on the date we accept each member’s subscription for shares. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our board of directors. Distributions will be made on all classes of our shares at the same time. The cash distributions with respect to the Class C shares will be lower than the cash distributions with respect to Class A and Class I shares because of the distribution fee relating to Class C shares, which will be allocated as a Class C specific charge. Amounts distributed to each class will be allocated among the holders of our shares in such class in proportion to their shares.

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

In regard to the market price of oil, our investments are little effected by the volatility in this market as most oil consumed in the U.S. today is used for transportation infrastructure and not for the generation of electricity.

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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Greenbacker Renewable Energy Company LLC:

We have audited the accompanying consolidated statements of assets and liabilities of Greenbacker Renewable Energy Company LLC and subsidiary (the Company), including the consolidated schedule of investments, as of December 31, 2014 and 2013, the related consolidated statements of operations and cash flows for the period from commencement of operations (April 25, 2014) through December 31, 2014, and the consolidated statement of changes in net assets for the year ended December 31, 2014 and for the period from inception (August 5, 2013) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenbacker Renewable Energy Company LLC and subsidiary as of December 31, 2014 and 2013, the results of their operations and their cash flows for the period from commencement of operations (April 25, 2014) through December 31, 2014, and changes in their net assets for the year ended December 31, 2014 and the period from August 5, 2013 through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 20, 2015

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2014	December 31, 2013
ASSETS
Investments, at fair value (cost of $2,688,136 and $0, respectively)	$2,737,501	$—
Cash and cash equivalents	7,567,061	202,000
Shareholder receivable	274,098	—
Receivable from advisor for capital contribution	193,000	—
Due from advisor	49,291	—
Other assets	1,186	—
Total assets	$10,822,137	$202,000
LIABILITIES
Management fee payable	$15,114	$—
Accounts payable and accrued expenses	237,548	—
Shareholder distributions payable	56,820	—
Total liabilities	$309,482	$—

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value $.001 per share, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, par value $.001 per share, 350,000,000 authorized; 1,236,345 and 20,200 shares issued and outstanding, respectively	1,236	20
Paid-in capital in excess of par value	10,609,460	201,980
Capital contribution from advisor	193,000	—
Accumulated deficit	(340,406)	—
Net unrealized appreciation on investments and foreign currency translation	39,519	—
Total common stockholders’ equity	10,502,809	202,000
Special unitholder’s equity	9,846	—
Total members’ equity (net assets)	10,512,655	202,000
Total liabilities and net assets	$10,822,137	$202,000
Net assets, Class A (shares outstanding of 1,097,844 and 20,200, respectively)	$9,326,240	$202,000
Net assets, Class C (shares outstanding of 84,964 and -0-, respectively)	721,773	—
Net assets, Class I (shares outstanding of 53,537 and -0-, respectively)	454,796	—
Total common stockholders’ equity	$10,502,809	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

For the period from Commencement of Operations (April 25, 2014) through December 31, 2014

Investment income:
Dividends from investments	$37,121
Interest from investments	1,170
Total investment income	$38,291
Operating expenses:
Management fees	64,282
General and administration costs	99,885
Audit expense	209,229
Insurance expense	55,883
Directors fees and expenses	71,250
Organizational expenses	66,750
Printing and mailing expenses	53,457
Other expenses	60,618
Operating expenses before expense waiver and reimbursement	681,354
Pre-operating expenses	222,734
Waiver of management fees	(21,228)
Expense reimbursement from advisor	(648,720)
Total expenses net of expense waiver and reimbursement	234,140
Net investment loss	(195,849)
Net change in realized and unrealized gain (loss) on investments and foreign currency translation:
Net realized loss on foreign currency transaction	(136)
Net change in unrealized appreciation on investments and translation of assets and liabilities denominated in foreign currencies	49,365
Net decrease in net assets resulting from operations	(146,620)
Net decrease in net assets attributed to special unitholder	(9,846)
Net decrease in net assets attributed to common stockholders	$(156,466)
Common stock per share information — basic and diluted:
Net investment loss	$(0.38)
Net decrease in net assets attributed to common stockholders	$(0.30)
Weighted average common shares outstanding	513,052

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

For the Year Ended December 31, 2014 and for the Period Ended December 31, 2013

	Common Stockholders
	Shares	Par value	Paid-in capital in excess of par value	Capital contribution from advisor	Accumulated deficit	Accumulated unrealized appreciation on investments and foreign currency translation	Common stockholders' equity	Special unitholder	Total members' equity (net assets)
Balances at Inception (August 5, 2013)	-	$-	$-	$-	$-	$-	$-	$-	$-

Proceeds from Issuance of common stock to advisor and affiliate	20,200	20	201,980	-	-	-	202,000	-	202,000

Balances at December 31, 2013	20,200	$20	$201,980	$-	$-	$-	$202,000	$-	$202,000

Proceeds from Issuance of common stock	1,216,245	1,216	11,141,110	-	-	-	11,142,326	-	11,142,326

Capital contribution from advisor	-	-	-	193,000			193,000	-	193,000

Offering Costs	-	-	(732,630)	-	-	-	(732,630)	-	(732,630)

Redemption of common stock	(100)	-	(1,000)	-	-	-	(1,000)	-	(1,000)

Shareholder distributions	-	-	-	-	(144,421)	-	(144,421)	-	(144,421)

Net investment loss and realized loss on foreign currency translation	-	-	-	-	(195,985)	-	(195,985)	-	(195,985)

Net unrealized appreciation on investments and foreign currency translation	-	-	-	-	-	39,519	39,519	9,846	49,365
Balances at December 31, 2014	1,236,345	$1,236	$10,609,460	$193,000	$(340,406)	$39,519	$10,502,809	$9,846	$10,512,655

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from Commencement of Operations (April 25, 2014) through December 31, 2014

Operating activities:
Net decrease in net assets resulting from operations	$(146,620)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Purchase of investments	(2,688,136)
Net realized loss on foreign currency transaction	136
Net unrealized appreciation on investments and foreign currency translation	(49,365)
Increase in operating assets:
Due from advisor	(49,291)
Other assets	(1,186)
Increase in operating liabilities:
Management fee payable	15,114
Accounts payable and other liabilities	237,411
Net cash used in operating activities	(2,681,937)
Financing activities:
Proceeds from issuance of shares of common stock, net	10,813,068
Distributions paid	(32,440)
Offering costs	(732,630)
Redemption of shares of common stock, net	(1,000)
Net cash provided by financing activities	10,046,998
Net increase in cash and cash equivalents	7,365,061
Cash and cash equivalents, beginning of period	202,000
Cash and cash equivalents, end of period	$7,567,061

Supplemental disclosure of cash flow information:
Shareholder distribution payable	$56,820
Shareholder distributions reinvested in common stock	$55,161

Non-cash financial activities:
Capital contribution from advisor receivable	$193,000
Shareholder receivable from sale of common stock	$274,098

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

Investments	Industry	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests — Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar	100% Ownership	$920,000	$989,115	9.4%
Green Maple Portfolio	Alternative Energy - Solar	100% Ownership	700,000	699,677	6.6%
Total United States investments: 16.0%			$1,620,000	$1,688,792	16.0%
Canada:
Limited Liability Company Member Interests — Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar	100% Ownership	$1,068,136	$1,048,709	10.0%
Total Canadian investments: 10.0%			$1,068,136	$1,048,709	10.0%
INVESTMENTS: 26.0%			$2,688,136	$2,737,501	26.0%
OTHER ASSETS IN EXCESS OF LIABILITIES: 74.0%				7,775,154	74.0%
TOTAL NET ASSETS: 100.0%				$10,512,655	100.0%

(a)	Percentages are based on net assets of $10,512,655 as of December 31, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 1. Organization and Operations of the Company

Greenbacker Renewable Energy Company LLC (the “LLC”), a Delaware limited liability company, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finance the construction and/or operation of these and sustainable development projects and businesses. The LLC plans to conduct substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. The LLC and GREC (collectively “we”, “us”, “our”, and the “company”) is externally managed and advised by Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company. The LLC’s fiscal year end is December 31.

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

On March 28, 2014, the company met the initial offering requirement of $2,000,000 and on April 25, 2014 held the initial closing. Since the initial closing, the company has been selling shares on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. Management considers the breaking of escrow to be the beginning of the company’s operations. Accordingly, the Statements of Operations and Cash Flows are presented for the period April 25, 2014 (commencement of operations) through December 31, 2014. Commencing on June 30, 2014, which was the first full quarter after the minimum offering requirement was satisfied, and each quarter thereafter, our advisor, utilizing the services of an independent valuation firm when necessary, reviews and approves the net asset value for each class of shares, subject to the oversight of the board of directors. The company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the net asset value per share on the most recent valuation date increases above or decreases below the net proceeds per share, the company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below net asset value per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to the dealer manager. After June 30, 2014, the shares have been offered in the primary offering at a price based on the most recent valuation, plus related selling commissions, dealer manager fees and organization and offering expenses. Five days after the completion of each quarter end valuation, shares will be offered pursuant to the distribution reinvestment plan at a price equal to the current offering price per each class of shares, less the sales selling commissions and dealer manager fees associated with that class of shares in the primary offering.

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

As of December 31, 2013, the company has issued 20,100 Class A shares to its advisor and 100 Class A shares to an affiliate of its advisor. While the 100 Class A shares were redeemed as a condition of breaking escrow, another affiliate of the advisor was issued 170,000 Class A shares on April 25, 2014.

We expect initially to focus on solar energy and wind energy projects as well as energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes and therefore we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives make wind energy and other types of projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Generally, the demand for power in the United States tends to be higher at those times due to the use of air conditioning and as a result energy prices tend to be higher. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established and it is a relatively simple process to integrate new acquisitions and projects into our portfolio. Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include wind farms, hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses.

As of December 31, 2014, the company has made investments in the Sunny Mountain Portfolio, Canadian Northern Lights Portfolio and Green Maple Portfolio (See Note 3).

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

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of December 31, 2014 and 2013 except as noted below.

Foreign Currency Translation

The accounting records of the company are maintained in U.S. Dollars. The fair value of investments and other assets and liabilities denominated in non-U.S. currencies are translated into U.S. Dollars using the exchange rate at the end of each reporting period. Amounts related to the purchases and sales of investments, investment income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.

Net unrealized currency gains and losses arising from valuing foreign currency denominated assets and liabilities at the current exchange rate are reflected as part of net unrealized appreciation (depreciation) on investments and currency translation.

Valuation of Investments at Fair Value

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (ASC Topic 820) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value. The company plans to recognize and account for its investments at fair value. The fair values of the investments does not reflect transaction costs that may be incurred upon disposition of the investments.

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

The advisor has established procedures to estimate the fair value of its investments which the company’s board of directors has reviewed and approved. The company will use observable market data to estimate the fair value of investments to the extent that market data is available. In the absence of quoted market prices in active markets, or quoted market prices for similar assets or in markets that are not active, the company will use the valuation methodologies described below with unobservable data based on the best available information in the circumstances, which incorporates the company’s assumptions about the factors that a market participant would use to value the asset.

For investments for which quoted market prices are not available, which will comprise most of our investment portfolio, fair value will be estimated by using the income or sales comparison approach. The income approach is based on the assumption that value is created by the expectation of future benefits discounted to a current value and the fair value estimate is the amount an investor would be willing to pay to receive those future benefits. The sales comparison approach compares recent comparable transactions to the investment. Adjustments are made for any dissimilarity between the comparable transactions and the investments. These valuation methodologies involve a significant degree of judgment on the part of our advisor.

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

Calculation of Net Asset Value

Net asset value by class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. Net asset value per share is calculated by dividing net asset value for each class by the total number of outstanding common shares for that class on the reporting date.

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

For the period Commencement of Operations (April 25, 2014) through December 31, 2014
Basic and diluted
Net decrease in net assets attributed to common stockholders	$(156,466)
Weighted average common shares outstanding	513,052
Net decrease in net assets attributed to common stockholders	$(0.30)

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

Distribution Policy

Distributions to members, if any, will be authorized and declared by our board of directors quarterly in advance and paid on a monthly basis. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our board of directors. Distributions will be made on all classes of shares at the same time. The cash distributions with respect to the Class C shares will be lower than the cash distributions with respect to Class A and Class I shares because of the distribution fee associated with the Class C shares, which will be allocated as a Class C specific expense. Amounts distributed to each class will be allocated among the holders of the shares in such class in proportion to their shares. Distributions declared by our board of directors are recognized as distribution liabilities on the ex-dividend date.

Organization and Offering Costs

Organization and offering costs (“O&O costs”), other than sales commissions and the dealer manager fee, are initially being paid by our advisor on behalf of the company. These O&O costs include all costs to be paid by the company in connection with its formation and the offering, including legal, accounting, printing, mailing and filing fees, charges of the company’s escrow holder, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the offering and marketing process, and preparing supplemental sales materials, holding educational conferences, and attending retail seminars conducted by broker-dealers. While the total O&O costs shall be reasonable and shall in no event exceed an amount equal to 15% of the gross proceeds of this offering and the distribution reinvestment plan, the company is targeting no more than 1.5% of the gross proceeds for O&O costs other than sales commissions and dealer manager fees. The company anticipates that it will be obligated to reimburse our advisor for O&O costs that it may incur on behalf of the company, in accordance with the advisory agreement, but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the company to exceed 15% of gross offering proceeds as of the date of reimbursement.

The costs incurred by our advisor are recognized as a liability of the company to the extent that the company is obligated to reimburse our advisor, subject to the 15% of gross offering proceeds limitation described above. When recognized by the company, organizational costs will be expensed and offering costs, excluding selling commissions and dealer manager fees, will be recognized as a reduction of the proceeds from the offering. The company had previously disclosed that its policy was to defer offering costs and recognize these costs as an expense over a 12-month period.

As of December 31, 2014 and 2013, the advisor has incurred approximately $4,613,000 and $3,960,000, respectively, of O&O costs on behalf of the company of which $853,903 had been reimbursed to the advisor as of December 31, 2014. The O&O costs include $1,250,000 for formation services due to an affiliate of the advisor of which $250,000 was included in O&O costs at December 31, 2014 and 2013 but is not payable until the completion of the public offering. In addition, the dealer manager has incurred approximately $145,000 in O&O costs on behalf of the company as of December 31, 2014, which will be reimbursed by the company once gross offering proceeds reach a minimum of $50,000,000.

Capital Gains Incentive Allocation and Distribution

Pursuant to the proposed terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive distribution will be earned by an affiliate of our advisor on realized gains from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement are expected to neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive distribution, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the company will include unrealized gains in the calculation of the capital gains incentive distribution expense and related capital gains incentive fee payable. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are actually realized. Thus on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period.

Income Taxes

The LLC intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. In any particular year it is possible that the LLC will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the LLC does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation and the company would become taxable as a corporation for U.S. federal income tax purposes under the Internal Revenue Code. The LLC would be required to pay income tax at corporate rates on its net taxable income. Distributions to members from the LLC would constitute dividend income taxable to such members, to the extent of the company’s earnings and profits and the payment of the distributions would not be deductible by the LLC.

The LLC plans to conduct substantially all of its operations through its wholly-owned subsidiary, GREC, which is a corporation that is subject to U.S. federal, state and local income taxes. Accordingly, most of its operations will be subject to U.S. federal, state and local income taxes.

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

In August 2014, the FASB issued new accounting guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term ‘substantial doubt’ and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016.  Management is currently evaluating the impact of adopting this new accounting guidance update on the company’s consolidated financial statement.

Note 3. Investments

The composition of the company’s investments as of December 31, 2014, at amortized cost and fair value were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Sunny Mountain Portfolio	$920,000	$989,115	36.1%
Canadian Northern Lights Portfolio	1,068,136	1,048,709	38.3
Green Maple Portfolio	700,000	699,677	25.6
Total	$2,688,136	$2,737,501	100.0%

The composition of the company’s investments as of December 31, 2014 by geographic region, at amortized cost and fair value were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
Mountain Region	$920,000	$989,115	36.1%
East Region	700,000	699,677	25.6
Total United States	1,620,000	1,688,792	61.7%
Canada	1,068,136	1,048,709	38.3
Total	$2,688,136	$2,737,501	100.0%

The composition of the company’s investments as of December 31, 2014 by industry, at amortized cost and fair value were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$2,688,136	$2,737,501	100.0%
Total	$2,688,136	$2,737,501	100.0%

There were no investments as of December 31, 2013.

Investments held as of December 31, 2014 are considered Control Investments, which is defined as investments in companies in which the company own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors.

The company’s investment in the Canadian Northern Lights Portfolio includes a restricted cash account that is held in escrow that will be remitted to its former owner upon receiving approval from the counter-parties to certain power purchase agreements.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investments, by major class, as of December 31, 2014, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$2,737,501	$2,737,501
Total	$—	$—	$2,737,501	$2,737,501

There were no investments as of December 31, 2013.

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the period ended December 31, 2014:

	Valuation Inputs
	Balance as of April 25, 2014 (Commencement of Operations)	Net change in unrealized appreciation on investment	Purchases and other adjustments to cost (1)	Balance as of December 31, 2014
Limited Liability Company Member Interests	$—	$49,365	$2,688,136	$2,737,501
Total	$—	$49,365	$2,688,136	$2,737,501

(1)	Include purchases of new investment, capitalized deal costs and effects of purchase price adjustments, if any.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investment for the period ended December 31, 2014 attributable to Level 3 investments still held at December 31, 2014 was $49,365. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the period ended December 31, 2014.

Net change in unrealized appreciation on investment at fair value for the period ended December 31, 2014 was $49,365 included within net change in unrealized appreciation on investment in the consolidated statements of operations. There was no net realized gains or losses on investment at fair value for the period ended December 31, 2014.

As of December 31, 2014, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2014:

	Fair value	Valuation technique	Unobservable inputs	Rate/Assumption
Limited Liability Company Member Interests	$2,737,501	Income approach	Discount rate Future Kwh Production	8.30% 0.75% annual degradation in production

The significant unobservable inputs used in the fair value measurement of the company’s limited liability company member interests are discount rates and estimates related to the future production of electricity. Significant increases in the discount rate used or actual Kwh production meaningfully less than projected production would result in a significantly lower fair value measurement.

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

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	7% of gross offering proceeds from the sale of Class A shares and up to 3% of gross offering proceeds from the sale of Class C shares. No selling commission will be paid with respect to Class I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker-dealers.

Dealer Manager Fee — Dealer Manager	2.75% of gross offering proceeds from the sale of Class A and Class C shares, and 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager may re-allow a portion of its dealer manager fee to selected broker-dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company will pay the dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers.

O&O costs — Advisor	The company will reimburse the advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. The company has targeted an offering expense ratio of 1.5% for O&O costs.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

Incentive Allocation and Distribution — Special Unitholder	The incentive distribution to which the Special Unitholder may be entitled will be calculated and payable quarterly in arrears based on the pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means interest income, dividend and distribution income from equity investments (excluding that portion of distributions that are treated as return of capital) and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus the operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with the company’s Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes.

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

For the period beginning with the company’s breaking of escrow and beginning operations on April 25, 2014, and ending December 31, 2014, advisor assumed operating expenses for the company in an amount sufficient to keep total annual operating expenses (exclusive of interest, taxes dividend expense, borrowing costs, organizational and extraordinary expenses) of the company (“Expenses”) at percentages of average net assets of such class for any calculation period no higher than 6.0% for Class A Class C and Class I shares (the “Maximum Rates”), and (ii) the company shall reimburse advisor, within 30 days of delivery of a request in proper form, for such Expenses, provided that such repayments do not cause the total Expenses attributable to a share class during the year of repayment to exceed the Maximum Rates. The expense reimbursement agreement was amended in December 2014 to continue until the earlier of December 31, 2015 or the end of the offering. No repayments by the company to advisor shall be permitted after the earlier of (i) the company’s offering has expired or is terminated or (ii) December 31, 2016. The expense reimbursement agreement was amended in December 2014 to continue until the earlier of December 31, 2015 or the end of the offering. Furthermore, if the advisory agreement is terminated or not renewed, the advisor will have no further obligation to limit expenses per the expense reimbursement agreement and the company will not have any further obligation to reimburse the advisor for expenses not reimbursed as of the date of the termination.

For the period ended December 31, 2014, the company incurred $681,354 in operating expenses including the management fees earned by the Advisor. Additionally, the company became obligated for all pre-operating costs (not including organizational and offering costs) upon commencement of operations. As discussed above, the Advisor assumed responsibility for all of the company’s operating expenses under the expense reimbursement agreement above the Maximum Rates, which amounted to $648,720 for the period ended December 31, 2014.

Pursuant to the terms of the expense reimbursement agreement, the advisor has paid approximately $648,720 of pre-operating and operating expenses inception to date on behalf of the company. Such expenses may be expensed by the company and payable to the Advisor under the terms outlined in the “Operating Expense and Expense Assumption and Reimbursement Agreement” section above.

For the period ended December 31, 2014, the advisor earned $64,282 in management fees of which $21,228 were waived. The advisor had agreed to waive all management and incentive fees until the company makes its’ first investment in a renewable energy or energy efficiency project or other energy related business, which occurred on September 1, 2014. While there were no incentive allocations earned to date by the advisor, the financial statements reflect a $9,846 incentive allocation expense based upon net unrealized gains as of December 31, 2014.

Due from advisor on the consolidated statement of assets and liabilities in the amount of $49,291 is comprised of $5,232 due from the Advisor in connection with the expense reimbursement agreement combined with a payable from the advisor for excess Organization and Offering Costs reimbursed in the amount of $54,523. The company and advisor plan to cash settle any amounts due to / from advisor on a quarterly basis.

For the period ended December 31, 2014, the company paid $694,159 in dealer manager fees and $208,215 in selling commission to the company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the company’s consolidated statement of operations.

On December 31, 2014, the advisor made a non-refundable capital contribution to the company in the amount of $193,000 to maintain the company’s net asset value per share at $8.50.

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

Class C: Each Class C share issued in the primary offering will be subject to a selling commission of up to 3.00% per share and a dealer manager fee of up to 2.75% per share. In addition, with respect to Class C shares, the company will pay the dealer manager on a monthly basis a distribution fee, or “distribution fee”, that accrues daily equal to 1/365th of 0.80% of the amount of the daily net asset value for the Class C shares on a continuous basis from year to year. No selling commissions or dealer manager fees will be paid for sales pursuant to the dividend reinvestment plan.

Class I: No selling commission or distribution fee will be paid for sales of any Class I shares. Each Class I shares will be subject to a dealer manager fee of up to 1.75% per share.

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2014:

	Shares Outstanding as of December 31, 2013	Shares Issued/ Redeemed During the Period(a)	Shares Outstanding as of December 31, 2014
Class A shares	20,200	1,077,644	1,097,844
Class C shares	—	84,964	84,964
Class I shares	—	53,537	53,537
Total	20,200	1,216,145	1,236,345

(a)	Per the company’s prospectus, the 100 shares purchased by the initial member were redeemed, without interest, when escrow was broken and the company commenced operations.

As of December 31, 2014 and December 31, 2013, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The LLC Agreement also authorizes the Board, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit.

Distribution Reinvestment Plan

The company adopted a distribution reinvestment plan (“DRP”) through which the company’s shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the offering. As of December 31, 2014 and December 31, 2013, $50,000,000 and $0 in shares, respectively, were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of December 31, 2014, 8,983 shares were issued under the DRP. There were no shares issued under the DRP as of December 31, 2013.

Share Repurchase Program

As the company’s shares are currently not intended to be currently listed on a national exchange, once appropriate approvals have been received from the United States Securities and Exchange Commission, the company intends to commence a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold shares to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program will include numerous restrictions that will limit a shareholders ability to sell shares. Unless the board of directors determines otherwise, the company will limit the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the distribution reinvestment plan. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. No shares were repurchased in 2014 or 2013.

Note 7. Distributions

On September 30, 2014, October 31, 2014, November 28, 2014 and December 31, 2014, with the authorization of the company’s board of directors, the company declared distributions on each outstanding Class A, C and I shares. These distributions were calculated based on shareholders of record for each day in an amount equal to $0.0016438 per share per day (less the distribution fee with respect to Class C shares).

The following tables reflect the distributions per share paid or payable in cash or with the distribution reinvestment plan (“DRP”) on the company’s common stock to date:

		Value of
Pay Date	Paid in Cash	Shares Issued under DRP	Total
October 1, 2014	$5,123	$13,920	$19,043
November 3, 2014	10,332	19,410	29,742
December 1, 2014	16,985	21,831	38,816
January 2, 2015	30,913	25,907	56,820
Total	$63,353	$81,068	$144,421

Note 8. Income Taxes

The LLC conducts most of its operations through GREC, its taxable wholly-owned subsidiary. The consolidated income tax provision for the year ended December 31, 2014 is comprised of the following:

	Current	Deferred	Total
Year ended December 31, 2014:
US federal	$-	$24,886	$24,886
State and local	-	2,171	2,171
Foreign jurisdiction	-	-	-
Tax benefit/(expense)	$-	$27,057	$27,057
Valuation allowance	-	(27,057)	(27,057)
Tax benefit/(expense), net	$-	$-	$-

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

Provision of income taxes, at federal tax rate	$(54,763)
Less: LLC income not taxable	$29,877
Increase in income taxes resulting from:
State and local taxes, net of federal benefit	$(2,171)
Other
Actual provision for income taxes	$(27,057)
Less: valuation allowance	$27,057
Tax provision, net	$-

Deferred tax assets have been classified on the accompanying consolidated balance sheet as of December 31, 2014 as follows:

2014
Amortization	21,717
Net operating losses	61,632
Unrealized gains	(18,785)
Net income (loss) from subsidiaries	(23,382)
Return of capital on investments in subsidiaries	(14,125)
Deferred tax assets	$27,057
Less: valuation allowance	(27,057)
Deferred tax assets, net	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Based upon the lack of historical taxable income as well as the projections for future taxable income over the periods in which the deferred tax assets would be deductible, management has taken the view that it is more likely than not that the company will not realize the deferred tax asset amounts. Thus, a valuation allowance in the full amount of the deferred tax asset has been established. The amount of the deferred tax assets considered realizable, however, could be increased in the near term if estimates of future ongoing taxable income during the carryforward period are adequate to support the realization of the deferred tax assets.

The company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time.

The company assessed its tax positions for all open tax years as of December 31, 2014 for all federal and state tax jurisdictions for the years 2011 through 2013. The results of this assessment are included in the company’s tax provision and deferred tax assets as of December 2014.

Note 9. Commitments and Contingencies

Commitments: Pursuant to the definitive agreement to acquire the to-be-constructed Green Maple Portfolio, the company, subject to certain conditions, has committed to fund the acquisition and right to construct each of the five solar power facilities that comprise the Green Maple Portfolio. The company will acquire the right to construct and own each solar facility upon the satisfaction of the conditions precedent contained in the definitive agreement to acquire the Green Mountain Portfolio. If all of the conditions precedent for the purchase of any power generation facility are not met by the seller, provided such failure is not solely attributed to the Company, unless waived by the company, on or before June 15, 2015, the company may terminate its obligation to purchase such power generation facility. If all conditions precedent for the Green Mountain Portfolio are met, the minimum commitment for the Company will be approximately $1,400,000. The cost of the fully constructed Green Maple Portfolio will be approximately $9,222,000, plus closing costs.

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of December 31, 2014, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the company attributed to common stockholders for the period ended December 31, 2014. The company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I shares as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes. Information for the period ended December 31, 2013 is not included since operations did not commence until April 25, 2014 and it is not considered meaningful.

Per share data attributed to common shares (1):
Net proceeds before offering costs (2)	$9.17
Offering costs	(0.59)
Net proceeds after offering costs	8.58
Net investment loss and realized loss on foreign currency translation	(0.38)
Net unrealized appreciation on investments and foreign currency translation	0.10
Net decrease in net assets resulting from operations	(0.28)
Shareholder distributions	(0.28)
Capital contribution from advisor	0.38
Other (6)	0.10
Net decrease in members’ equity attributed to common shares	(0.08)
Net asset value for common shares at end of period (3)	$8.50
Total return attributed to common shares based on net asset value (4)	(5.33)%
Common shareholders’ equity at end of period	$10,502,809
Common shares outstanding at end of period	1,236,345
Ratio/Supplemental data for common shares (annualized) (4)(5):
Ratio of net investment loss to average net assets	(6.60)%
Ratio of operating expenses to average net assets	7.89%

(1)	The per share data was derived by using the weighted average shares outstanding during the period of April 25, 2014 through December 31, 2014, which was 513,052.
(2)	Net proceeds before offering costs is greater than $9.025 since a significant number of shares was sold with less than the maximum commission and dealer manager fee charged.
(3)	Net asset value would have been lower if the Advisor had not agreed to waive management fees and reimburse the company for expenses above the Maximum Rates as of December 31, 2014.
(4)	Total return, ratio of net investment loss and ratio of operating expenses to average net assets for the period ended December 31, 2014, prior to the effect of the expense reimbursement agreement and the management fee waiver were (11.35%), (21.68%) and 22.97%, respectively.
(5)	The company’s net investment loss has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of a full fiscal year due to the company’s brief period of operations through December 31, 2014.
(6)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and the fact that no offering costs were charged against shares issued prior to the commencement of this offering.

Note 12. Selected Quarterly Data – Unaudited

Presented in the following table is a summary of the unaudited quarterly financial information for the year ended December 31, 2014. The company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	For the quarter ended
	December 31, 2014	September 30, 2014 (1)	June 30, 2014 (1)(2)
Total investment income	$37,907	$304	$80
Net investment loss	$(106,838)	$(35,547)	$(53,464)
Net gain (loss) on investments and foreign currency translation	$(32,636)	$81,865	$-
Net increase (decrease) in net assets resulting from operations	$(139,474)	$46,318	$(53,464)
Net investment loss per share – basic and diluted	$(0.13)	$(0.10)	$(0.19)
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$(0.16)	$0.09	$(0.19)
Net asset value per share at period end	$8.50	$8.50	$8.50

(1)	As the company had no substantive operations prior to April 25, 2014, the first quarter of 2014 has been omitted.
(2)	The selected financial information for the June 30, 2014 quarter consists of the company’s commencement of operations (April 25, 2014 through June 30, 2014).

Note 13. Subsequent Event

On January 31, 2015, the company acquired 9.789 Megawatts of operating solar power facilities located on 13 sites in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina for a total purchase price of approximately $17,250,000, including the assumption of $9,073,000 of system level debt in place with Bridge Bank ($5,713,000) and the City and County of Denver ($3,360,000) with annual interest rates ranging from 5.5% to 7.5%. Electricity and environmental attributes produced by the portfolio will be sold under long term agreements to off takers including Duke Energy Progress (Progress Energy), Xcel Energy, the City and County of Denver at Denver  International Airport, the Orlando Utilities Commission, Kauai Island Utility Cooperative, and NIPSCO among others. Approximately 90% of contracted revenues are expected to come from investment grade rated utilities and municipalities.

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

Management’s Report on Internal Control Over Financial Reporting

Our management’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The internal control over financial reporting for the company includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements of the company.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the internal control over financial reporting for the as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 1992 report entitled Internal Control-Integrated Framework. Our management further reviewed the updated 2013 framework as part of its assessment. Based on that assessment, our management concluded that, as of December 31, 2014, the internal control over financial reporting for the company is effective based on the criteria established in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the company to provide only management’s report in this annual report.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are overseen by our board of directors, as provided by our LLC Agreement and Delaware law. The board of directors has retained GCM to manage our investment activities, under the direction of our board of directors the quarterly valuation of our assets and our financing arrangements, subject to the board’s supervision. The board of directors currently has an audit committee and a nominating and corporate governance committee, and may establish additional committees from time to time as necessary. Each director will serve until the next annual meeting of members and until his or her successor is duly elected. Although the number of directors may be increased or decreased, a decrease will not have the effect of shortening the term of any incumbent director. Any director may resign at any time and may be removed with or without cause by the members upon the affirmative vote of at least a majority of the votes entitled to be cast at a meeting called for the purpose of the proposed removal. The notice of the meeting shall indicate that the purpose, or one of the purposes, of the meeting is to determine if the director shall be removed.

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

Name	Age	Position(s) Held with Us	Director/Executive Officer Since
David Sher	51	Director	2012
Charles Wheeler	54	Chief Executive Officer, President, and Director	2012
Richard C. Butt	59	Chief Financial Officer	2014
Kathleen Cuocolo	62	Independent Director	2013
Robert Herriott	45	Independent Director	2013
David M. Kastin	47	Independent Director	2013

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

Richard C Butt has served as our Chief Financial Officer since April 2014. Mr. Butt has held a variety of senior management positions for global investment and financial institutions. Most recently, from July 2012 to August 2013, he served as President and Chief Executive Officer of P3 Global Management LLC, a firm focused on investing in municipal infrastructure assets. From August 2006 to January 2011, he served as President of Macquarie Capital Investment Management LLC., with offices in New York and Sydney, Australia, responsible for administration, operations, finance, compliance, treasury, marketing, business operations and FX/cash management for portfolios domiciled in North America, Australia, Asia, Europe and the Caribbean. In addition, Mr. Butt served as Chief Financial and Accounting Officer for Macquarie Global Infrastructure Fund, a New York Stock Exchange listed closed end fund (NYSE: MGU). Prior to joining Macquarie, Mr. Butt served as President of Refco Alternative Investments LLC and Refco Fund Holdings LLC, the commodity pool businesses associated with Refco, Inc., from January 2003 to August 2006. In this capacity, Mr. Butt was responsible for the initial development and ongoing operations of numerous public and private commodity pools. During the period from1990 through 2003, he served in various operational and financial capacities with multiple mutual / hedge fund third party administration firms. Earlier in his career, he served as Vice President at Fidelity Investments, where he was responsible for fund accounting and financial reporting for all equity and global mutual funds. Mr. Butt is a Certified Public Accountant previously working at major accounting firms such as PricewaterhouseCoopers LLP, from July 1978 to July 1984, where he was an Audit Manager, and KPMG from December 1994 to October 1996, where he was a Director in their financial services consulting practice. Mr. Butt holds a Bachelor in Management Science from Duke University.

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

We operate under the direction of our board of directors, a majority of which are independent of us—Kathleen Cuocolo, Robert Herriott and David M. Kastin. Charles Wheeler, who also serves as the President of the company and Senior Managing Director and Chief Investment Officer of our advisor, and David Sher, who also serves as Chief Executive Officer of our advisor, are the other members of our board of directors. No member of our board of directors, including Messrs. Sher and Wheeler, has ever served as an officer or director of RCS, the dealer manager, or any of their affiliates.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is composed of Charles Wheeler, David Sher and Robert Herriott. The nominating and corporate governance committee operates pursuant to a charter approved by our board of directors. The charter sets forth the responsibilities of the nominating and corporate governance committee, including making nominations for the appointment or election of independent directors, retirement policies and investment professionals training policies.

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

We have issued 20,435 Class A shares to our advisor and 183,383 Class A shares to Greenbacker Group LLC, the parent of our advisor. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no shares subject to options that are currently exercisable or exercisable within 60 days of the offering. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Name and Address[1]	Number of Shares Beneficially Owned	Percentage of all Shares Issued and Outstanding
Greenbacker Capital Management LLC[2]	20,550	1.6%
Greenbacker Group LLC	173,809	14.0%
David Sher	—	—
Future Security Trust[3]	101,112	8.2%
Housing & Land Trust[3]	101,112	8.2%
Charles Wheeler	—	—
Richard C. Butt	—	—
Kathleen Cuocolo	—	—
Robert Herriott	—	—
David Kastin	—	—
All officers and directors as a group (8 persons)	—	—

1 Unless otherwise indicated, the address of each beneficial owner is c/o Greenbacker Capital Management LLC, 369 Lexington Avenue, Suite 312, New York, NY 10017.

2 Greenbacker Capital Management LLC, GCM, is a majority-owned subsidiary of Greenbacker Group, LLC. The board of managers of Greenbacker Group, LLC has investment power over the Class A shares held by GCM, including the power to dispose, or to direct the disposition, of such shares. The following individuals are the members of the board of managers of Greenbacker Group, LLC: David Sher and Charles Wheeler.

3 c/o Trustee, 7070 E. Broadway Road, Mt. Pleasant, MI 48858-8970

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our board of directors oversees our management. However, we have entered into the advisory agreement with our advisor, GCM, pursuant to which GCM is responsible for managing us on a day-to-day basis and identifying and making investments on our behalf. GCM is a joint venture between Greenbacker Group LLC and Strategic Capital Advisory Services, LLC, or Strategic Capital, an affiliate of our dealer manager, SC Distributors, and certain of our directors and/or officers. Strategic Capital, an affiliate of our dealer manager, SC Distributors, which owns a 25% interest in our advisor, generally provides to us, on behalf of our advisor, certain non-investment advisory services, including but not limited to formation services related to our company and the structure of our organization, financial and strategic planning advice and analysis, overseeing the development of marketing materials, selecting and negotiating with third party vendors and other administrative and operational services. The non-managing member exercises no control or influence over our investment, asset management or accounting functions or any other aspect of our management or operations. In connection with providing such services, Greenbacker Group LLC has agreed to pay Strategic Capital an aggregate of $1,250,000 in fees of which $250,000 is outstanding as of December 31, 2014 but not payable until the completion of the offering. We expect to reimburse such fees in connection with our obligation to reimburse our advisor and its affiliates for certain organization and offering expenses incurred by them on our behalf, subject to the limitation that such reimbursements would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15% of gross offering proceeds as of the date of reimbursement.

Through each of their ownership interests in Greenbacker Group LLC, Charles Wheeler, our Chief Executive Officer and a member of our board of directors, and David Sher, a member of our board of directors, indirectly own an 11.00 % and 7.16 % interest, respectively, in our advisor. In addition, several of our officers and directors, including Messrs. Sher and Wheeler, are officers of our advisor. As a result, the advisory agreement between us and our advisor was negotiated between related parties, and its terms, including fees and other amounts payable, may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

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

We have entered into license agreements with Greenbacker Group LLC, pursuant to which it has agreed to grant us a non-exclusive, royalty-free license to use the name “Greenbacker Renewable Energy Company LLC.” In addition, we have entered into an administration agreement with Greenbacker Administration, pursuant to which the Administrator will provide us with administrative services and will receive the compensation from us for its services. As of the date hereof, Greenbacker Administration has delegated certain of its administrative functions to US Bancorp Financial Services LLC as well as accounting for our investments to independent firm which provides outsourced bookkeeping and accounting services. Greenbacker Administration may enter into similar arrangements with other third party administrators, including with respect to cash management and accounting services.

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

RCS Capital Corporation

On October 29, 2014, ARCP announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were not corrected after being discovered.  ARCP is a public company that is a separate entity from RCS, which is the indirect owner of Strategic Capital —the non-controlling minority member of our advisor and SC Distributors LLC, our dealer manager. ARCP is not affiliated with us and therefore, ARCP’s announcement regarding its financial statements is not related to our financial operations. Our board of directors is comprised of a majority of independent directors, with additional oversight provided by an audit committee, all of whose members are independent directors. At no time have any of our independent directors served as officers or directors of ARCP or any ARCP-controlled entity. We are supported by a dedicated financial accounting and reporting team and we maintain our own financial reporting procedures, which have been reviewed by our audit committee. In addition, we have engaged US Bancorp Fund Services LLC, an independent third party agent, to provide accounting and administrative services to us, with oversight by our advisor. All of our officers, including our chief financial officer, have had significant tenures with us and also have considerable experience in the financial services sector and, in particular, the energy, infrastructure, and project finance sectors. Therefore, we reiterate that the accounting issues regarding ARCP are not related to our financial reporting.

Our advisor is unaffiliated with RCS, the parent company of the dealer manager and Strategic Capital Advisory Services, LLC (“SCAS”), and any affiliates of RCS. Neither RCS nor any of its affiliates have any control over the management of our advisor and, except for Ken Jaffe who is president of SCAS and an executive vice president of our advisor, none of the officers or key employees of the company or our advisor has ever served as an officer or director of RCS or its affiliates. Further, Mr. Jaffe is not a member of our advisor’s investment committee, and he is also not a member of our board of directors or any committee thereof.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed KPMG as our independent registered public accounting firm for the fiscal years ending December 31, 2014 and 2013.

Fees Incurred for KPMG LLP

The following table shows the fees invoiced for audit and other services provided by KPMG for fiscal 2014 and 2013.

	2013	2014
Audit Fees(1)	$78,080	$136,359
Audit-Related Fees(2)	27,850	3,400
Tax Fees(3)	14,500	7,870
All Other Fees(4)	—	—
Total	$120,430	$147,629

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

KPMG has not provided services and charged fees to our advisor or entities that are controlling, controlled by, or under common control with our advisor.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

(a) Documents Filed as Part of this Report

(1) The following financial statements are set forth in Item 8:

•	Report of Independent Registered Public Accounting Firm as of and for the years ended December 31, 2014 and 2013

•	Consolidated Statements of Assets and Liabilities as of December 31, 2014 and 2013

•	Consolidated Statement of Operations for the period from April 25, 2014 (Commencement of Operations) to December 31, 2014

•	Consolidated Statement of Changes in Net Assets for the period ended December 31, 2013 and the year ended December 31, 2014

•	Consolidated Statement of Cash Flows for the period from April 25, 2014 (Commencement of Operations) to December 31, 2014

•	Consolidated Schedule of Investments as of December 31, 2014

•	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description of Document

3.1*	Certificate of formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2**	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC, dated June 27, 2014

10.1*	Form of Participating Broker-Dealer Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2*	Amended and Restated Advisory Agreement between Registrant and Greenbacker Capital Management LLC (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3*	Form of Dealer Management Agreement by and Among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4*	Form of Escrow Agreement by and among Registrant, SC Distributors, LLC and UMB Bank, N.A. (Incorporated by reference from Exhibit 10.4 of the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5*	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013).

10.6*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014).

14.1*	Greenbacker Renewable Energy Company LLC Code of Ethics (Incorporated by reference from Exhibit 14.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on December 9, 2014).

21.1*	List of Subsidiaries (Incorporated by reference from Exhibit 21.1 of the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013).

24.1**	Power of attorney (included on the signature page hereto)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101**	The following materials from Greenbacker Renewable Energy Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 20, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statement of Investments and (vi) Notes to the Consolidated Financial Statements.

*	Filed previously.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2015	By	/s/ Charles Wheeler
Charles Wheeler Chief Executive Officer and Director (Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: March 20, 2015	By	/s/ Richard C. Butt
Richard C. Butt Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Wheeler	Chairman, Chief Executive Officer and Director	March 20, 2015
Charles Wheeler	(Principal Executive Officer)

/s/ Richard C. Butt	Chief Financial Officer, Chief Investment Officer, Chief	March 20, 2015
Richard C. Butt	Compliance Officer and Director (Principal Financial and Accounting Officer)

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

/s/ David Sher	Director	March 20, 2015
David Sher

/s/ Kathleen Cuocolo	Director	March 20, 2015
Kathleen Cuocolo

/s/ Robert Herriott	Director	March 20, 2015
Robert Herriott

/s/ David M. Kastin	Director	March 20, 2015
David M. Kastin

