Form 10-Q
period 2015-03-31
Greenbacker Renewable Energy Co LLC
filed 2015-05-12
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the registrant had 2,196,962 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments, at fair value (cost of $14,498,136 and $2,688,136, respectively)	$14,932,991	$2,737,501
Cash and cash equivalents	860,733	7,567,061
Shareholder receivable	112,563	274,098
Receivable from advisor for capital contribution	-	193,000
Due from advisor	-	49,291
Other assets	10,670	1,186
Total assets	$15,916,957	$10,822,137

LIABILITIES
Management fee payable	$24,161	$15,114
Accounts payable and accrued expenses	199,111	237,548
Shareholder distributions payable	46,720	56,820
Due to advisor	113,756	-
Total liabilities	$383,748	$309,482

Commitments and contingencies (See Note 2, Note 5 and Note 8)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value, $.001 per share, 350,000,000 authorized;
1,817,466 and 1,236,345 shares issued and outstanding, respectively	1,817	1,236
Paid-in capital in excess of par value	15,579,142	10,609,460
Capital contribution from advisor	193,000	193,000
Accumulated deficit	(675,605)	(340,406)
Net unrealized appreciation on investments and foreign currency translation	347,910	39,519
Total common stockholders’ equity	15,446,264	10,502,809
Special unitholder’s equity	86,945	9,846
Total members’ equity (net assets)	15,533,209	10,512,655
Total liabilities and equity (net assets)	$15,916,957	$10,822,137

Net assets, Class A (shares outstanding of 1,372,176 and 1,097,844, respectively)	$11,661,835	$9,326,240
Net assets, Class C (shares outstanding of 136,262 and 84,964, respectively)	1,158,062	721,773
Net assets, Class I (shares outstanding of 309,028 and 53,537, respectively)	2,626,367	454,796
Total common stockholders’ equity	$15,446,264	$10,502,809

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Investment income:
Dividend income	$57,500	$-
Interest income	715	-
Total investment income	$58,215	$-

Operating expenses:
Management fee expense	62,283	-
General and administration expenses	30,699	-
Audit expense	53,198	-
Insurance expense	22,078	-
Directors fees and expenses	23,250	-
Organizational expenses	25,002	-
Legal expenses	12,131	-
Other expenses	13,086	-
Operating expenses before expense reimbursement	241,727	-
Expense reimbursement from advisor	(65,029)	-
Total expenses, net of expense reimbursement	176,698	-
Net investment loss	(118,483)	-
Net change in realized and unrealized gain (loss) on investments and foreign currency translation:
Net change in unrealized appreciation on investments and translation of assets and liabilities denominated in foreign currencies	385,490	-
Net increase in net assets resulting from operations	267,007	-
Net decrease in net assets attributed to special unitholder	(77,099)	-
Net increase in net assets attributed to common stockholders	$189,908	$-
Common stock per share information —basic and diluted:
Net investment loss	$(0.08)	$-
Net increase in net assets attributed to common stockholders	$0.13	$-
Weighted average common shares outstanding	1,474,248	20,200

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Capital contribution from advisor	Accumulated deficit	Accumulated unrealized appreciation on investments and foreign currency translation	Common stockholders' equity	Special unitholder	Total members' equity (net assets)
Balances at December 31, 2014	1,236,345	$1,236	$10,609,460	$193,000	$(340,406)	$39,519	$10,502,809	$9,846	$10,512,655

Proceeds from issuance of common stock	581,121	581	5,244,102	-	-	-	5,244,683	-	5,244,683

Offering costs	-	-	(274,420)	-	-	-	(274,420)	-	(274,420)

Shareholder distributions	-	-	-	-	(216,716)	-	(216,716)	-	(216,716)

Net investment loss	-	-	-	-	(118,483)	-	(118,483)	-	(118,483)

Net unrealized appreciation on investments and foreign currency translation	-	-	-	-	-	308,391	308,391	77,099	385,490
Balances at March 31, 2015	1,817,466	$1,817	$15,579,142	$193,000	$(675,605)	$347,910	$15,446,264	$86,945	$15,533,209

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Operating activities:
Net increase in net assets from operations	$267,007	$-
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchase of investments	(11,810,000)	-
Net unrealized appreciation on investments and foreign currency translation	(385,490)	-
(Increase) decrease in operating assets:
Due from advisor	49,291	(94,372)
Other assets	(9,484)	-
Increase (decrease) in operating liabilities:
Management fee payable	9,047	-
Accounts payable and other liabilities	(38,438)	-
Net cash used in operating activities	(11,918,067)	(94,372)

Financing activities:
Proceeds from issuance of shares of common stock, net	5,281,827	-
Distributions paid	(102,424)	-
Offering costs	(274,420)	-
Due to advisor Re:
Offering costs	113,756	-
Proceeds from capital contribution from advisor	193,000	-
Net cash provided by financing activities	5,211,739	-
Net decrease in cash and cash equivalents	(6,706,328)	(94,372)
Cash and cash equivalents, beginning of period	7,567,061	202,000
Cash and cash equivalents, end of period	$860,733	$107,628

Supplemental disclosure of cash flow information:
Shareholder distribution payable	$46,720	$-
Shareholder distributions reinvested in common stock	$98,485	$-

Non cash financial activities
Shareholder receivable from sale of common stock	$112,563	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(unaudited)

Investments	Industry	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests — Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar	100% Ownership	$920,000	$1,275,189	8.2%
Green Maple Portfolio	Alternative Energy - Solar	100% Ownership	1,900,000	1,899,437	12.2%
East to West Solar Portfolio	Alternative Energy - Solar	100% Ownership	10,600,000	10,772,142	69.4%
Total United States investments: 89.8%			$13,420,000	$13,946,768	89.8%
Canada:
Limited Liability Company Member Interests — Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar	100% Ownership	$1,078,136	$986,223	6.3%
Total Canadian investments: 6.3%			$1,078,136	$986,223	6.3%

INVESTMENTS: 96.1%			$14,498,136	$14,932,991	96.1%

OTHER ASSETS IN EXCESS OF LIABILITIES: 3.9%				600,218	3.9%

TOTAL NET ASSETS: 100.0%				$15,533,209	100.0%

(a)	Percentages are based on net assets of $15,533,209 as of March 31, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

Investments	Industry	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests — Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar	100% Ownership	$920,000	$989,115	9.4%
Green Maple Portfolio	Alternative Energy - Solar	100% Ownership	$700,000	$699,677	6.6%
Total United States investments: 16.0%			$1,620,000	$1,688,792	16.0%
Canada:
Limited Liability Company Member Interests — Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar	100% Ownership	$1,068,136	$1,048,709	10.0%
Total Canadian investments: 10.0%			$1,068,136	$1,048,709	10.0%

INVESTMENTS: 26.0%			$2,688,136	$2,737,501	26.0%

OTHER ASSETS IN EXCESS OF LIABILITIES: 74.0%				7,775,154	74.0%

TOTAL NET ASSETS: 100.0%				$10,512,655	100.0%

(a)	Percentages are based on net assets of $10,512,655 as of December 31, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 (Unaudited) and December 31, 2014

Note 1. Organization and Operations of the Company

Greenbacker Renewable Energy Company LLC (the “LLC”), a Delaware limited liability company, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC plans to conduct substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. The LLC and GREC (collectively “we”, “us”, “our”, and the “company”) is externally managed and advised by Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company. The LLC’s fiscal year end is December 31.

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

On March 28, 2014, the company met the initial offering requirement of $2,000,000 and on April 25, 2014 held the initial closing. Since the initial closing and through March 31, 2015, the company has been selling shares on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. Management considers the breaking of escrow in conjunction with the initial closing to be the beginning of the company’s operations. Commencing on June 30, 2014, which was the first full quarter after the minimum offering requirement was satisfied, and each quarter thereafter, our advisor, utilizing the services of an independent valuation firm when necessary, reviews and approves the net asset value for each class of shares, subject to the oversight of the board of directors. The company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the net asset value per share on the most recent valuation date increases above or decreases below the net proceeds per share, the company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below net asset value per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to the dealer manager. Commencing on June 30, 2014, the shares have been offered in the primary offering at a price based on the most recent valuation, plus related selling commissions, dealer manager fees and organization and offering expenses. Five days after the completion of each quarter end valuation, shares will be offered pursuant to the distribution reinvestment plan at a price equal to the current offering price per each class of shares, less the sales selling commissions and dealer manager fees associated with that class of shares in the primary offering.

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

As of March 31, 2015, the company has issued 20,889 Class A shares to its advisor and 176,673 Class A shares to an affiliate of the advisor. As of December 31, 2014, the company has issued 20,550 Class A shares to its advisor and 173,809 Class A shares to an affiliate of its advisor.

We expect initially to focus on solar energy and wind energy projects as well as energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes and therefore we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives make wind energy and other types of projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Generally, the demand for power in the United States tends to be higher at those times due to the use of air conditioning and as a result energy prices tend to be higher. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well- established and it is a relatively simple process to integrate new acquisitions and projects into our portfolio. Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include wind farms, hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses.

As of March 31, 2015, the company has made investments in the Sunny Mountain Portfolio, Canadian Northern Lights Portfolio, Green Maple Portfolio and East to West Solar Portfolio (See Note 3).

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

The financial information associated with the March 31, 2015 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The March 31, 2015 financial information has not been audited by the independent registered public accounting firm and they do not express an opinion thereon.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of March 31, 2015 and December 31, 2014.

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

For the three months ended March 31, 2015
Basic and diluted
Net increase in net assets attributed to common stockholders	$189,908
Weighted average common shares outstanding	1,474,248
Net increase in net assets attributed to common stockholders per share	$0.13

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment in-Kind Interest

For loans and debt securities with contractual payment-in-kind (PIK) interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible.

Distribution Policy

Distributions to members, if any, will be authorized and declared by our board of directors quarterly in advance and paid on a monthly basis. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our board of directors. Distributions will be made on all classes of shares at the same time. The cash distributions with respect to the Class C shares will be lower than the cash distributions with respect to Class A and Class I shares because of the distribution fee associated with the Class C shares, which will be allocated as a Class C specific expense. Amounts distributed to each class will be allocated among the holders of the shares in such class in proportion to their shares. Distributions declared by our board of directors are recognized as distribution liabilities on the ex-dividend date. We began paying distributions in September 2014.

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

As of March 31, 2015 and December 31, 2014, the advisor has incurred approximately $4,788,000 and $4,613,000, respectively, of O&O costs on behalf of the company of which $938,791 and $853,903 had been reimbursed to the advisor as of March 31, 2015 and December 31, 2014, respectively. The O&O costs include $1,250,000 for formation services due to an affiliate of the advisor of which $250,000 was included in O&O costs at March 31, 2015 and December 31, 2014, respectively, but is not payable until the completion of the public offering. In addition, the dealer manager has incurred approximately $187,600 and $145,000 in O&O costs on behalf of the company as of March 31, 2015 and December 31, 2014, respectively, which will be reimbursed by the company once gross offering proceeds reach a minimum of $50,000,000.

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive distribution will be earned by an affiliate of our advisor on realized gains from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive distribution, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the company will include unrealized gains in the calculation of the capital gains incentive distribution expense and related capital gains incentive fee payable. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are actually realized. Thus on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period. As of March 31, 2015 and December 31, 2014, a capital gains incentive distribution allocation in the amount of $86,945 and $9,846 was recorded based upon unrealized gains, respectively.

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

The company assessed its tax positions for all open tax years as of March 31, 2015 for all U.S. federal and state tax jurisdictions for the years 2011 through 2013. The results of this assessment are included in the company’s tax provision and deferred tax assets as of March 31, 2015.

Recently Issued Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), emerging growth companies can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The company is choosing not to take advantage of the extended transition period for complying with new or revised accounting standards.

In August 2014, the FASB issued new accounting guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term ‘substantial doubt’ and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management is currently evaluating the impact of adopting this new accounting guidance update on the company’s consolidated financial statements.

On January 9, 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items, or ASU 2015-01, to simplify income statement classification by removing the concept of extraordinary items from GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The standard is effective for periods beginning after December 15, 2015. The company does not expect the adoption of ASU 2015-01 to have a material effect on the company’s consolidated financial statements.

Note 3. Investments

The composition of the company’s investments as of March 31, 2015, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Sunny Mountain Portfolio	$920,000	$1,275,189	8.5%
Canadian Northern Lights Portfolio	1,078,136	986,223	6.6
East to West Solar Portfolio	10,600,000	10,772,142	72.2
Green Maple Portfolio	1,900,000	1,899,437	12.7
Total	$14,498,136	$14,932,991	100.0%

The composition of the company’s investments as of December 31, 2014, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Sunny Mountain Portfolio	$920,000	$989,115	36.1%
Canadian Northern Lights Portfolio	1,068,136	1,048,709	38.3
Green Maple Portfolio	700,000	699,677	25.6
Total	$2,688,136	$2,737,501	100.0%

The composition of the company’s investments as of March 31, 2015 by geographic region, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
Mountain Region	$2,914,262	$3,281,970	22.0%
Northeast Region	2,224,338	2,248,910	15.1
West Region	414,794	421,531	2.8
Mid-West Region	406,283	412,881	2.8
South Region	7,460,323	7,581,476	50.7
Total United States	$13,420,000	$13,946,768	93.4%
Canada	1,078,136	986,223	6.6
Total	$14,498,136	$14,932,991	100.0%

The composition of the company’s investments as of December 31, 2014 by geographic region, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
Mountain Region	$920,000	$989,115	36.1%
Northeast Region	700,000	699,677	25.6
Total United States	$1,620,000	$1,688,792	61.7%
Canada	1,068,136	1,048,709	38.3
Total	$2,688,136	$2,737,501	100.0%

The composition of the company’s investments as of March 31, 2015 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$14,498,136	$14,932,991	100.00%
Total	$14,498,136	$14,932,991	100.00%

The composition of the company’s investments as of December 31, 2014 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$2,688,136	$2,737,501	100.00%
Total	$2,688,136	$2,737,501	100.00%

Investments held as of March 31, 2015 and December 31, 2014 are considered Control Investments, which is defined as investments in companies in which the company own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors.

The company’s investment in the Canadian Northern Lights Portfolio includes restricted cash in the amount of $153,808 that is held in escrow, relating to six residential solar facilities that will be remitted to its former owner upon receiving final approval from the counter-parties to certain power purchase agreements.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investments, by major class, as of March 31, 2015, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$14,932,991	$14,932,991
Total	$—	$—	$14,932,991	$14,932,991

The following table presents fair value measurements of investments, by major class, as of December 31, 2014, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$2,737,501	$2,737,501
Total	$—	$—	$2,737,501	$2,737,501

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the three months ended March 31, 2015:

	Valuation Inputs
	Balance as of December 31, 2014	Net change in unrealized appreciation on investment	Purchases and other adjustments to cost (1)	Balance as of March 31, 2015
Limited Liability Company Member Interests	$2,737,501	$385,490	$11,810,000	$14,932,991
Total	$2,737,501	$385,490	$11,810,000	$14,932,991

(1)	Includes purchases of new investments, capitalized deal costs and effects of purchase price adjustments, if any.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investment for the three months ended March 31, 2015 attributable to Level 3 investments still held at March 31, 2015 was $385,490. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2015.

Net change in unrealized appreciation on investments at fair value for the three months ended March 31, 2015 was $385,490 included within net change in unrealized appreciation on investments in the consolidated statements of operations. There was no net realized gains or losses on investments at fair value for the three months ended March 31, 2015.

As of March 31, 2015, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of March 31, 2015:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rate/Assumption
Limited Liability Company Member Interests	$14,932,991	Income and sales comparison approach	Discount rate Future Kwh Production	8.30% 0.75% annual degradation in production

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

Note 5. Related Party Agreements And Transactions

The company has executed advisory and administration agreements with the advisor and Greenbacker Administration, LLC, our administrator, respectively, as well as a dealer manager agreement with the dealer manager, which entitles the advisor, certain affiliates of the advisor, and the dealer manager to specified fees upon the provision of certain services with regard to the offering and the ongoing management of the company as well as reimbursement of O&O costs incurred by the advisor and the dealer manager on behalf of the company (as discussed in Note 2) and certain other operating costs incurred by the advisor on behalf of the company. The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor and “special unit”, refers to the special unit of limited liability company interest in GREC entitling the Special Unitholder to an incentive allocation and distribution. In addition, the company and the advisor entered into an expense reimbursement agreement whereby the advisor agrees to reimburse the company for certain expenses above certain limits and be repaid when the company’s expenses are reduced below that threshold. The fees and reimbursement obligations are as follows:

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	7% of gross offering proceeds from the sale of Class A shares and up to 3% of gross offering proceeds from the sale of Class C shares. No selling commission will be paid with respect to Class I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker- dealers.

Dealer Manager Fee — Dealer Manager	2.75% of gross offering proceeds from the sale of Class A and Class C shares, and 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager may re-allow a portion of its dealer manager fee to selected broker- dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company will pay the dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers.

O&O costs — Advisor	The company will reimburse the advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. The company has targeted an offering expense ratio of 1.5% for O&O costs.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

Incentive Allocation and Distribution — Special Unitholder	The incentive distribution to which the Special Unitholder may
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

Operating Expense and Expense Assumption and Reimbursement Agreement

The company will reimburse the advisor’s cost of providing administrative services, legal, accounting and printing. The company will not reimburse the advisor for the salaries and benefits to be paid to the named executive officers. For the period beginning with the company’s breaking of escrow and beginning operations on April 25, 2014, and ending December 31, 2014, advisor assumed operating expenses for the company in an amount sufficient to keep total annual operating expenses (exclusive of interest, taxes dividend expense, borrowing costs, organizational and extraordinary expenses) of the company (“Expenses”) at percentages of average net assets of such class for any calculation period no higher than 6.0% for Class A Class C and Class I shares (the “Maximum Rates”), and (ii) the company shall reimburse advisor, within 30 days of delivery of a request in proper form, for such Expenses, provided that such repayments do not cause the total Expenses attributable to a share class during the year of repayment to exceed the Maximum Rates. The expense reimbursement agreement was amended in December 2014 to continue until the earlier of December 31, 2015 or the end of the offering. No repayments by the company to advisor shall be permitted after the earlier of (i) the company’s offering has expired or is terminated or (ii) December 31, 2016. The expense reimbursement agreement was amended in December 2014 to continue until the earlier of December 31, 2015 or the end of the offering. Furthermore, if the advisory agreement is terminated or not renewed, the advisor will have no further obligation to limit expenses per the expense reimbursement agreement and the company will not have any further obligation to reimburse the advisor for expenses not reimbursed as of the date of the termination. For the quarter ending March 31, 2015, the advisor assumed certain operating expenses to ensure that the percentage of operating expenses to average net assets was no higher than 5% annually.

For the three months ended March 31, 2015, the company incurred $241,727 in operating expenses including the management fees earned by the advisor. As discussed above, the advisor assumed responsibility for all of the company’s operating expenses under the expense reimbursement agreement above the Maximum Rates. For the three months ended March 31, 2015, the advisor elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period (reduced the Maximum Rates), which amounted to an expense reimbursement $65,029 for the three months ended March 31, 2015.

Pursuant to the terms of the expense reimbursement agreement, the advisor has paid $713,749 of pre-operating and operating expenses inception to date on behalf of the company. Such expenses may be expensed by the company and payable to the advisor under the terms outlined in the “Operating Expense and Expense Assumption and Reimbursement Agreement” section above.

For the three months ended March 31, 2015, the advisor earned $62,283 in management fees. The advisor had agreed to waive all management and incentive fees until the company makes its’ first investment in a renewable energy or energy efficiency project or other energy related business, which occurred on September 1, 2014. While there were no incentive allocations earned to date by the advisor, the financial statements reflect a $77,099 incentive allocation based upon net unrealized gains for the three months ended March 31, 2015.

As of March 31, 2015, due to advisor on the consolidated statement of assets and liabilities in the amount of $113,756 is comprised of $38,809 due from the advisor in connection with the expense reimbursement agreement netted with a payable to the advisor for reimbursable Organization and Offering Costs in the amount of $152,565. As of December 31, 2014, due from advisor on the consolidated statement of assets and liabilities in the amount of $49,291 is comprised of $5,232 due from the advisor in connection with the expense reimbursement agreement combined with a payable from the advisor for excess Organization and Offering Costs reimbursed in the amount of $54,523. The company and advisor plan to cash settle any amounts due to / from advisor on a quarterly basis.

For the three months ended March 31, 2015, the company paid $232,653 in dealer manager fees and $83,296 in selling commission to the company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the company’s consolidated statement of operations.

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

The following table is a summary of the shares issued during the period and outstanding as of March 31, 2015:

	Shares Outstanding as of December 31, 2014	Shares Issued/ Redeemed During the Period	Shares Outstanding as of March 31, 2015
Class A shares	1,097,844	274,332	1,372,176
Class C shares	84,964	51,298	136,262
Class I shares	53,537	255,491	309,028
Total	1,236,345	581,121	1,817,466

As of March 31, 2015 and December 31, 2014, none of the LLC’s preferred shares were issued and outstanding.

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

Distribution Reinvestment Plan

The company adopted a distribution reinvestment plan (“DRP”) through which the company’s shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the offering. As of March 31, 2015 and December 31, 2014, $50,000,000 and $50,000,000 in shares, respectively, were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of March 31, 2015 and December 31, 2014, 19,895 and 8,943 shares, respectively, were issued under the DRP.

Share Repurchase Program

As the company’s shares are currently not intended to be currently listed on a national exchange, once appropriate approvals have been received from the United States Securities and Exchange Commission, the company intends to commence a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold shares to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program will include numerous restrictions that will limit a shareholders ability to sell shares. Unless the board of directors determines otherwise, the company will limit the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the distribution reinvestment plan. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. No shares were repurchased for the three months ended March 31, 2015 as well as for the year ended December 31, 2014.

Note 7. Distributions

On January 30, 2015, February 28, 2015 and March 31, 2015, with the authorization of the company’s board of directors, the company declared distributions on each outstanding Class A, C and I shares. These distributions were calculated based on shareholders of record for each day in an amount equal to $0.0016438 per share per day (less the distribution fee with respect to Class C shares).

The following table reflects the distributions declared during the three months ended March 31, 2015:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 2, 2015	$35,820	$30,024	$65,844
March 2, 2015	35,691	30,341	66,032
April 1, 2015	46,720	38,120	84,840
Total	$118,231	$98,485	$216,716

Note 8. Commitments and Contingencies

Commitments: Pursuant to the definitive agreement to acquire the to-be-constructed Green Maple Portfolio, the company, subject to certain conditions, has committed to fund the acquisition and right to construct each of the five solar power facilities that comprise the Green Maple Portfolio. The company will acquire the right to construct and own each solar facility upon the satisfaction of the conditions precedent contained in the definitive agreement to acquire the Green Mountain Portfolio. If all of the conditions precedent for the purchase of any power generation facility are not met by the seller, provided such failure is not solely attributed to the company, unless waived by the company, on or before June 15, 2015, the company may terminate its obligation to purchase such power generation facility. If all conditions precedent for the Green Mountain Portfolio are met, the minimum commitment for the company for the remaining four sites currently not under construction will be approximately $1,400,000. The cost of the five fully constructed sites in the Green Maple Portfolio is expected to be approximately $9,222,000, plus closing costs.

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of March 31, 2015, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to various loan agreements between operating subsidiaries of the East to West Solar portfolio and various financial institutions, East to West Solar LLC, a wholly owned subsidiary of GREC, has pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates from February 2018 through March 2021. In addition, East to West Solar LLC and GREC have provided an unsecured guaranty on approximately $10,735,000 of the term loans as of March 31, 2015.

Note 9. Financial Highlights

The following is a schedule of financial highlights of the company attributed to common stockholders for the three months ended March 31, 2015. The company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I shares as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes. Information for the period ended March 31, 2014 is not included since operations did not commence until April 25, 2014 and it is not considered meaningful.

Per share data attributed to common shares (1):
Net proceeds before offering costs	$9.03
Offering costs	(0.47)
Net proceeds after offering costs	8.56
Net investment loss	(0.08)
Net unrealized appreciation / (depreciation) on investments and foreign currency translation	0.26
Net increase in net assets resulting from operations	0.18
Shareholder distributions	(0.15)
Other (3)	(0.09)
Net decrease in members’ equity attributed to common shares	(0.06)
Net asset value for common shares at end of period	$8.50
Total return attributed to common shares based on net asset value (2)	1.70%
Common shareholders’ equity at end of period	$15,446,264
Common shares outstanding at end of period	1,817,466
Ratio/Supplemental data for common shares (annualized) (2):
Ratio of net investment loss to average net assets	(3.89)%
Ratio of operating expenses to average net assets	5.80%

(1)	The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2015, which was 1,474,248.
(2)	Total return, ratio of net investment loss and ratio of operating expenses to average net assets for the three months ended March 31, 2015, prior to the effect of the expense reimbursement agreement were (6.22%), (6.02%) and 7.93%, respectively.
(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and the fact that no offering costs were charged against shares issued prior to the commencement of this offering.

Note 10. Subsequent Events

On April 13, 2015 and April 16, 2015, respectively, the company acquired two additional operating solar PV systems each approximately 1.0 MW and together comprising a total of 2.05 MW located in Gainesville, Florida, funded by the company with an equity investment of $4,150,000. These facilities were previously owned and operated by Hanergy Holding Group and Hanergy Thin Film Power Group. The amount of power that is expected to be produced by these two facilities in 2015 is approximately 3,246,000 kWh.

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

Except as otherwise specified, references to “we,” “us,” “our,” or the “company,” refer to Greenbacker Renewable Energy Company LLC.

Forward Looking Statements

Various statements in this quarterly report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, our advisor’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward- looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under “Risk Factors” and elsewhere in this report. All forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:

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

Overview

Greenbacker Renewable Energy Company LLC, (the “LLC”) a Delaware limited liability company, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects and other energy-related businesses as well as finance the construction and/or operation of these and sustainable development projects and businesses. The LLC plans to conduct substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. The LLC and GREC (collectively “we”, “us”, “our”, and the “company”) are managed and advised by Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency, sustainability and other energy related project acquisition, consulting and development company that intends to register as an investment adviser under the Advisers Act no later than it is required to do so pursuant to the Advisers Act. The LLC’s fiscal year end is December 31.

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

Our preferred investment strategy is to acquire controlling equity stakes in our target assets and to oversee and supervise their operations. We define controlling equity stakes as companies in which we own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors. However, we will also provide financing to projects owned by others, including through the provision of secured loans which may or may not include some form of equity participation. We may also provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, and preferred equity, and make minority equity investments. We may also participate in projects by acquiring contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of a project. We may also make equity investments in or loans to parties financing the supply of renewable energy and energy efficiency to residential and commercial customers or the adoption of strategies to reduce the consumption of energy by those customers. Our strategy will be tailored to balance long-term cash flow certainty, which we can achieve through long-term agreements for our products, with shorter term arrangements that allow us to potentially generate higher risk- adjusted returns.

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

We may also finance energy efficiency projects, which seek to enable residential customers, businesses and governmental organizations to consume less energy while at the same time providing the same or greater level of amenity. Financing for energy efficiency projects is generally used to pay for energy efficiency retrofits of buildings, homes, businesses, and replacement of other inefficient energy consuming assets with more modern technologies. These projects can be structured to provide predictable long-term cash flows by receiving a portion of the energy savings and the sale of associated RECs and EECs generated by such installations. In each of our renewable energy and energy efficiency investments, we also intend, where appropriate, to maximize the benefits of renewable portfolio standards or RPS as well as other U.S. federal, state and local government support and incentives for the renewable energy industry.

The LLC will conduct a significant portion of its operations through Greenbacker Renewable Energy Corporation (“GREC”), of which the LLC is the sole shareholder, holding both shares of common stock and the special preferred stock. We intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are not a blank check company within the meaning of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”) and have no specific intent to engage in a merger or acquisition in the next 12 months.

Pursuant to the Offering which commenced on August 5, 2013, we are offering on a continuous basis up to $1,500,000,000 in shares of our limited liability company interests, consisting of up to $1,250,000,000 of shares in the Primary Offering and up to $250,000,000 of shares pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the Offering. The company’s offering period which is currently scheduled to terminate two years after the initial offering date, or August 8, 2015, is expected to be extended as allowable under current securities law. After the finalization of the March 31, 2015 net asset value, the current offering price of the Class A shares is $10.000 per share, the current offering price of the Class C shares is $9.576 per share and the current offering price of the Class I shares is $9.186 per share.

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

Through participation in the distribution reinvestment program, our advisor and affiliate as of March 31, 2015 owned 20,889 and 176,673 shares, respectively. As of March 31, 2015, we had received subscriptions for and issued 1,817,466 of our shares (including shares issued under the distribution reinvestment plan) for gross proceeds of $17,999,309 (before dealer-manager fees of $926,813 and selling commissions of $291,485 for net proceeds of $16,781,011).

Factors Impacting Our Operating Results.

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

Investment Classification

We classify our investments by level of control. “Control Investments” are investments in companies in which we own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s Board. “Affiliate Investments” are investments in companies in which we own 5% or more and less than 25% of the voting securities of such company. “Non-Control/Non- Affiliate Investments” are investments that are neither Control Investments nor Affiliate Investments. Because our financial statements are prepared in accordance with ASC Topic 946, we will not consolidate companies in which we have Control Investments nor will we apply the equity method of accounting to our Control Investments or Affiliate Investments.

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

Calculation of Net Asset Value

Our net asset value has been calculated and published on a quarterly basis since June 30, 2014, which was the first full quarter after the minimum offering requirement was satisfied. We will calculate our net asset value per share by subtracting all liabilities from the total carrying amount of our assets, which includes the fair value of our investments, and dividing the result by the total number of outstanding shares on the date of valuation. For purposes of calculating our net asset value, we expect to carry all liabilities at cost.

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

On January 9, 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items, or ASU 2015-01, to simplify income statement classification by removing the concept of extraordinary items from GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The standard is effective for periods beginning after December 15, 2015. The company does not expect the adoption of ASU 2015-01 to have a material effect on the company’s consolidated financial statements.

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

Portfolio and Investment Activity

During the three months ended March 31, 2015, the company invested in one solar generation portfolio as follows:

East to West Solar Portfolio

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

Acquisition Subsequent to March 31, 2015

On April 13, 2015 and April 16, 2015, respectively, the company acquired two additional operating solar PV systems each approximately 1.0 MW and together comprising a total of 2.05 MW located in Gainesville, Florida. These facilities were previously owned and operated by Hanergy Holding Group and Hanergy Thin Film Power Group, global leaders in solar panel manufacturing and development. The amount of power that is expected to be produced by these two facilities is approximately 3,246,000 kWh in 2015.

Details of these two ground mounted solar facilities, which will be added to the East to West Solar Portfolio, are as follows:

1.	MLH2 - The MLH2 System has a generation capacity of 1,000 kW. The System is located in Gainesville, Florida, on land now owned by the company, and sells power to the Gainesville Regional Utility (GRU), which is rated Aa2 by Moody’s, under a 20 year fixed rate PPA at a price of $0.19/kWh. The System was placed in service on September 27, 2012.

2.	MLH3 – The MLH3 System has a generation capacity of 1,050 kW. The System is located in Gainesville, Florida and sells power to the Gainesville Regional Utility (GRU), which is rated Aa2 by Moody’s, under a 20 year fixed rate PPA at a price of $0.15/kWh. The System was placed in service on November 22, 2013.

The purchase of these facilities was funded through equity investment by the company of $4,150,000. In total, these two systems are expected to produce enough electricity to power approximately 336 homes for one year of typical use. The initial yield on the portfolio is expected to be approximately 10.0%.

With the completion of this acquisition, Greenbacker now owns and operates approximately 13 Megawatts of operating solar power facilities throughout the United States and Canada.

Investment Summary

During the three months ended March 31, 2015, we invested $10,600,000 in one new portfolio company.

The composition of the company’s investments as of March 31, 2015, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Sunny Mountain Portfolio	$920,000	$1,275,189	8.5%
Canadian Northern Lights Portfolio	1,078,136	986,223	6.6
East to West Solar Portfolio	10,600,000	10,772,142	72.1
Green Maple Portfolio	1,900,000	1,899,437	12.7
Total	$14,498,136	$14,932,991	100.0%

The composition of the company’s investments as of December 31, 2014, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Sunny Mountain Portfolio	$920,000	$989,115	36.1%
Canadian Northern Lights Portfolio	1,068,136	1,048,709	38.3
Green Maple Portfolio	700,000	699,677	25.6
Total	$2,688,136	$2,737,501	100.0%

The composition of the company’s investments as of March 31, 2015 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$14,498,136	$14,932,991	100.00%
Total	$14,498,136	$14,932,991	100.00%

The composition of the company’s investments as of December 31, 2014 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$2,688,136	$2,737,501	100.00%
Total	$2,688,136	$2,737,501	100.00%

Results of Operations

On March 28, 2014, we had satisfied the minimum offering requirements and on April 25, 2014, commenced operations.

Revenues. Dividend income for the three months ended March 31, 2015 totaled $57,500 while interest income earned from our cash and cash equivalent investments amounted to $715.

As the majority of our assets will consist of equity investments in renewable energy projects, we expect that the majority of our revenue in the future will be generated in the form of dividend income. Dividend income from our privately held, equity investments are recognized when received. The other major component of our revenue will be interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects

Expenses. For the three months ended March 31, 2015, the company incurred $241,727 in operating expenses including the management fees earned by the advisor. While the advisor has assumed responsibility for all of the company’s operating expenses under the expense reimbursement agreement above the Maximum Rate (defined below). For the three months ended March 31, 2015, the advisor elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period, (reduced the maximum rates), which amounted to an expense reimbursement of $65,029 for the three months ended March 31, 2015, for the quarter ending March 31, 2015. There were no operating expenses for the three months ended March 31, 2014.

For the three months ended March 31, 2015, the advisor earned $62,283 in management fees. While there were no incentive allocations earned to date by the advisor, the financial statements reflect a $77,099 incentive allocation based upon net unrealized gains for the three months ended March 31, 2015.

Pursuant to the terms of the expense reimbursement agreement, the advisor has paid for pre-operating and operating expenses from inception to date on behalf of the company. Such expenses may be expensed by the company and payable to the advisor under the terms outlined in the expense reimbursement agreement. For the three month ended March 31, 2015, our advisor assumed operating expenses for the company in an amount of $65,029 to keep total annual operating expenses (exclusive of interest, taxes, dividend expense, borrowing costs, organizational and extraordinary expenses) of the company at percentages of average net asset for any calculation period no higher than 6.0% for Class A Class C and Class I shares (the “Maximum Rates”), and (ii) the company shall reimburse advisor, within 30 days of delivery of a request in proper form, for such expenses, provided that such repayments do not cause the total expenses attributable to a share class during the year to exceed the Maximum Rate. The expense reimbursement agreement was amended in December 2014 to continue until the earlier of December 31, 2015 or the end of the offering. No repayments by the company to our advisor shall be permitted after the earlier of (i) the company’s offering has expired or is terminated or (ii) December 31, 2016. Furthermore, if the advisory agreement is terminated or not renewed, the advisor will have no further obligation to limit expenses per the expense reimbursement agreement and the company will not have any further obligation to reimburse the advisor for expenses not reimbursed as of the date of the termination. For the quarter ending March 31, 2015, the advisor reduced the Maximum Rates to ensure that the percentage of operating expenses, as defined, to average net assets was no greater than 5% annualized.

Going forward, we expect our primary expenses to be the payment of asset management fees and the reimbursement of expenses under our advisory agreement with the advisor. We will bear other expenses, which are expected to include, among other things:

•	organization and offering expenses relating to offerings of units, subject to limitations included in our advisory agreement;

•	the cost of calculating our net asset value, including the related fees and cost of retaining third-party valuation services;

•	the cost of effecting sales and repurchases of units;

•	fees payable to third parties relating to, or associated with our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub- advisors;

•	fees payable to our advisor;

•	interest payable on debt, if any, incurred to finance our investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	independent manager fees and expenses, including travel expenses;

•	costs of board meetings, unitholders’ reports and notices and any proxy statements;

•	directors and officers errors and omissions liability insurance and other types of insurance;

•	direct costs, including those relating to printing of unitholder reports and advertising or sales materials, mailing, long distance telephone and staff;

•	fees and expenses associated with the collection, monitoring, reporting of the non-financial impact of our investments, including expenses associated with third party external assurance of our impact data;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002 and applicable federal and state securities laws; and

•	all other expenses incurred by us or the advisor or sub-advisors in connection with administering our investment portfolio, including expenses incurred by our advisor in performing certain of its obligations under the advisory agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. Net realized and unrealized gains and losses from our investments will be reported on the consolidated statement of operations. We will measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. While we recognized no realized gains or losses for the three months ended March 31, 2015, a net change in unrealized appreciation on investments of $385,490 was recorded during the period.

Changes in Net Assets from Operations. For the three months ended March 31, 2015, we recorded a net increase in net assets resulting from operations of $267,007.

Changes in Net Assets, Net Asset Value and Offering Prices. Based on the net asset value with respect to the quarter ended March 31, 2015, the offering price of our shares has not changed and we are continuing to sell shares at their original prices of $8.50 plus commissions. However, the net asset value per share and the offering prices would have decreased since commencement of operations as well as for the quarter ended March 31, 2015 if the advisor had not absorbed and deferred reimbursement for a significant portion of the company’s operating expenses since it began its operations. Without the absorption of certain operating expenses contributed from the advisor, the net asset value as of March 31, 2015 would have been $8.46.

On December 29, 2014, we entered into a capital contribution agreement with our advisor and Greenbacker Group LLC, a direct owner of our advisor, pursuant to which a non-refundable, non-interest-bearing capital contribution to the company in the amount of $193,000 was made on December 31, 2014, to maintain the company’s net asset value per share at $8.50.

Liquidity And Capital Resources

As of March 31, 2015 and December 31, 2014, we had $860,733 and $7,567,061 in cash and cash equivalents, respectively. We will use significant cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash will generally consist of:

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

Operating entities of the company, which are accounted for as investments using fair value in the company’s financial statements under ASC 820, had approximately $10,735,000 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West Solar Portfolio as of March 31, 2015. GREC provided an unsecured guarantee on the repayment of these loans. The notes payable weighted average interest rate was 6.02%.

The following table summarizes the notes payable balances as of March 31, 2015:

	Interest Rates
	Range	Weighted Average	Maturity Date	March 31, 2015
Fixed rate notes payable	5.50% - 6.25%	6.02%	02/10/2018 - 03/31/2021	$10,735,000

The principal payments due on the notes payable for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year ending December 31:	Principal Payments
2015	492
2016	594
2017	625
2018	1,699
2019	589
Thereafter	6,736
$10,735

In the future, we expect that our primary sources of financing will be through corporate-level credit facilities or other secured and unsecured borrowings. In addition, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, other sources of capital may include tax equity financings, whereby an investor receives an allocation of tax benefits as well as cash distribution and governmental grants. Tax equity investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the tax equity investors achieve their agreed upon rate of return, they may be entitled to substantially all of the applicable project’s operating cash flow, as well as substantially all of the project’s ITCs, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the tax equity investors reach their target return between five and 10 years after the applicable project achieves commercial operation. As a result, a tax equity financing may substantially reduce the cash distributions from the applicable project available for debt service and the period during which the tax equity investors receive most of the cash distributions may last longer than expected if the portfolio company’s energy projects perform below our expectations. While the terms of a tax equity financing may cause cash to be diverted away from the company to the tax equity investor for certain periods specified in the financing arrangement (often five to ten years, measured from commencement of the tax equity financing), the we expect to couple investments where cash is so restrained with other cash flowing investments so as to provide cash for distributions to investors. Our investment strategy will involve a combination of different types of investments, so as to maintain a mix of cash flowing and non-cash flowing investments. We may also issue publicly or privately placed debt instruments.

Hedging Activities

While we may seek to stabilize our financing costs as well as any potential decline in our investments by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk, we have not entered into any derivative transactions as of March 31, 2015 and currently have no immediate plans to do so.

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

Advisory Agreement - GCM, a private firm that intends to register as an investment adviser under the Advisers Act no later than it is required to do so pursuant to the Advisers Act, serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us. The advisory agreement was previously approved by our board of directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for a period of one year from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of our independent directors. The advisory agreement was re-approved in March 2015 for the one-year period commencing April 25, 2015.

Pursuant to the advisory agreement, GCM is authorized to retain one or more subadvisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any subadvisor to ensure that material information discussed by management of any subadvisor is communicated to our board of directors, as appropriate. If GCM retains any subadvisor, our advisor will pay such subadvisor a portion of the fees that it receives from us. We will not pay any additional fees to a subadvisor. While our advisor will oversee the performance of any subadvisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any subadvisor. As of March 31, 2015, no subadvisors have been retained by GCM.

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

Administration Agreement - Greenbacker Administration LLC, a Delaware limited liability company and an affiliate of our advisor, will serve as our Administrator. As of March 31, 2015, Greenbacker Administration LLC has delegated certain of its administrative functions to US Bancorp Financial Services LLC. Greenbacker Administration may enter into similar arrangements with other third party administrators, including with respect to cash management and fund accounting services. In the future, Greenbacker Administration LLC may perform certain asset management and oversight services, as well as asset accounting and administrative services, for the company. It is anticipated, however, that Greenbacker Administration LLC will delegate such administrative functions to third parties in order to recognize certain operational efficiencies for the benefit of the company.

Green Maple Solar Portfolio – Pursuant to the definitive agreement to acquire the to-be-constructed Green Maple Portfolio, the company, subject to certain conditions, has committed to fund the acquisition and right to construct each of the five solar power facilities that comprise the Green Maple Portfolio. The company will acquire the right to construct and own each solar facility upon the satisfaction of the conditions precedent contained in the definitive agreement to acquire the Green Mountain Portfolio. If all of the conditions precedent for the purchase of any power generation facility are not met by the seller, provided such failure is not solely attributed to the company, unless waived by the company, on or before June 15, 2015, the company may terminate its obligation to purchase such power generation facility. If all conditions precedent for the Green Mountain Portfolio are met, the minimum commitment for the company will be approximately $1,400,000. The cost of the fully constructed Green Maple Portfolio is expected to be approximately $9,222,000, plus closing costs.

Pledge of Collateral and Unsecured Guarantee of loans to subsidiaries: Pursuant to various loan agreements between operating subsidiaries of the East to West Solar portfolio and various financial institutions, East to West Solar LLC, a wholly owned subsidiary of GREC, has pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2021. In addition, East to West Solar LLC and GREC have provided an unsecured guaranty on approximately $10,735,000 of term loans as of March 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following qualitative disclosures regarding our market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how we, along with our advisor, manage our primary market risk exposures, constitute forward- looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our primary market risk exposures as well as the strategies used and to be used by the advisor managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of our risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to our risk exposures and risk management strategies. There can be no assurance that our current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the shares.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can only provide reasonable (but not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None of us, GCM, or the Administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against GCM or the Administrator.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the LLC’s annual report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*

Certificate of formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2*

Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

4.1*

Form of Distribution Reinvestment Plan (Incorporated by reference from Exhibit 4.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002
101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 11, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statement of Cash Flows, (v) Consolidated Statement of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2015	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: May 11, 2015	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC

