Form 10-Q
period 2015-06-30
Greenbacker Renewable Energy Co LLC
filed 2015-08-06
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 4, 2015, the registrant had 3,504,408 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments, at fair value (cost of $16,948,136 and $2,688,136, respectively)	$17,336,595	$2,737,501
Cash and cash equivalents	8,198,859	7,567,061
Shareholder receivable	163,416	274,098
Receivable from advisor for capital contribution	-	193,000
Due from advisor, net	18,070	49,291
Other assets	8,900	1,186
Total assets	$25,725,840	$10,822,137

LIABILITIES
Management fee payable	$38,768	$15,114
Accounts payable and accrued expenses	222,062	237,548
Shareholder distributions payable	69,502	56,820
Total liabilities	$330,332	$309,482

Commitments and contingencies (See Note 2, Note 5 and Note 8)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value, $.001 per share, 350,000,000 authorized; 2,978,512 and 1,236,345 shares issued and outstanding, respectively	2,979	1,236
Paid-in capital in excess of par value	25,506,824	10,609,460
Capital contribution from advisor	193,000	193,000
Accumulated deficit	(695,754)	(340,406)
Net unrealized appreciation on investments and foreign currency translation	310,794	39,519
Total common stockholders’ equity	25,317,843	10,502,809
Special unitholder’s equity	77,665	9,846
Total members’ equity (net assets)	25,395,508	10,512,655
Total liabilities and equity (net assets)	$25,725,840	$10,822,137

Net assets, Class A (shares outstanding of 2,257,786 and 1,097,844, respectively)	$19,191,554	$9,326,240
Net assets, Class C (shares outstanding of 154,167 and 84,964, respectively)	1,310,447	721,773
Net assets, Class I (shares outstanding of 566,559 and 53,537, respectively)	4,815,842	454,796
Total common stockholders’ equity	$25,317,843	$10,502,809

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2015	For the six months ended June 30, 2015	For the period from Commencement of Operations (April 25, 2014) through June 30, 2014
Investment income:
Dividend income	$632,500	$690,000	$-
Interest income	1,146	1,861	80
Total investment income	$633,646	$691,861	$80

Operating expenses:
Management fee expense	102,020	164,303	10,147
General and administration expenses	64,245	94,944	23,827
Audit expense	56,964	110,162	41,944
Insurance expense	22,514	44,592	18,482
Directors fees and expenses	23,501	46,751	22,887
Organizational expenses	50,073	75,075	27,665
Legal expenses	77,447	89,578	-
Other expenses	20,102	33,188	22,717
Operating expenses before expense waiver and reimbursement	416,866	658,593	167,669
Pre-operating expenses	-	-	222,734
Waiver of management fees	-	-	(10,147)
Expense reimbursement from advisor	(117,137)	(182,166)	(326,712)
Total expenses, net of expense waiver and reimbursement	299,729	476,427	53,544
Net investment income (loss)	333,917	215,434	(53,464)

Net change in realized and unrealized gain (loss) on investments and foreign currency translation:
Net change in unrealized appreciation (depreciation) on investments and translation of assets and liabilities denominated in foreign currencies	(46,396)	339,094	-
Net increase (decrease) in net assets resulting from operations	287,521	554,528	(53,464)
Net increase (decrease) in net assets attributed to special unitholder	9,280	(67,819)	-
Net increase (decrease) in net assets attributed to common stockholders	$296,801	$486,709	$(53,464)

Common stock per share information —basic and diluted:
Net investment income (loss)	$0.14	$0.11	$(0.19)
Net increase (decrease) in net assets attributed to common stockholders	$0.12	$0.25	$(0.19)
Weighted average common shares outstanding	2,383,753	1,931,513	279,816

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the six months ended June 30, 2015

(unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in Capital in excess of par value	Captial contribution from advisor	Accumulated deficit	Accumulated unrealized appreciation on investments and foreign currency translation	Common stockholders' equity	Special unitholder	Total members' equity (net assets)
Balances at December 31, 2014	1,236,345	$1,236	$10,609,460	$193,000	$(340,406)	$39,519	$10,502,809	$9,846	$10,512,655

Proceeds from issuance of common stock	1,712,426	1,713	15,452,990	-	-	-	15,454,703	-	15,454,703

Issuance of Common Stock under distribution reinvestment plan	29,741	30	268,382	-	-	-	268,412	-	268,412

Offering costs	-	-	(824,008)	-	-	-	(824,008)	-	(824,008)

Shareholder distributions	-	-	-	-	(570,782)	-	(570,782)	-	(570,782)

Net investment income	-	-	-	-	215,434	-	215,434	-	215,434

Net unrealized appreciation on investments and foreign currency translation	-	-	-	-	-	271,275	271,275	67,819	339,094
Balances at June 30, 2015	2,978,512	$2,979	$25,506,824	$193,000	$(695,754)	$310,794	$25,317,843	$77,665	$25,395,508

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2015	For the period from Commencement of Operations (April 25, 2014) through June 30, 2014

Operating activities:
Net increase (decrease) in net assets from operations	$554,528	$(53,464)
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchase of investments	(14,260,000)	-
Purchase of investments - money market	-	(2,890,774)
Repayments of investments - money market	-	72,774
Net unrealized appreciation on investments and foreign currency translation	(339,094)	-
(Increase) decrease in other assets:
Due from advisor	(21,911)	(284,138)
Other assets	(7,714)	(25,927)
Increase (decrease) in other liabilities:
Management fee payable	23,654	-
Accounts payable and accrued expenses	(15,486)	93,505
Net cash used in operating activities	(14,066,023)	(3,088,024)

Financing activities:
Proceeds from issuance of shares of common stock, net	15,539,477	2,859,360
Distributions paid	(263,780)	-
Offering costs	(824,008)	(298,696)
Redemption of shares of common stock, net	-	(1,000)
Due to advisor re:
Offering costs	53,132	326,360
Proceeds from capital contribution from advisor	193,000	-
Net cash provided by financing activities	14,697,821	2,886,024
Net increase (decrease) in cash and cash equivalents	631,798	(202,000)
Cash and cash equivalents, beginning of period	7,567,061	202,000
Cash and cash equivalents, end of period	$8,198,859	$-

Supplemental disclosure of cash flow information:
Shareholder distribution payable	$69,502	$-
Shareholder distributions reinvested in common stock	$268,412	$-

Non cash financial activities
Shareholder receivable from sale of common stock	$163,416	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2015

(unaudited)

Investments	Industry	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar	100% Ownership	$920,000	$1,298,815	5.1%

Green Maple Portfolio	Alternative Energy - Solar	100% Ownership	4,050,000	4,045,358	15.9%

East to West Solar Portfolio	Alternative Energy - Solar	100% Ownership	10,900,000	10,850,888	42.8%
Total United States Investments: 63.8%			$15,870,000	$16,195,061	63.8%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar	100% Ownership	$1,078,136	$1,141,534	4.5%
Total Canadian Investments: 4.5%			$1,078,136	$1,141,534	4.5%

INVESTMENTS: 68.3%			$16,948,136	$17,336,595	68.3%

OTHER ASSETS IN EXCESS OF LIABILITIES: 31.7%				8,058,913	31.7%

TOTAL NET ASSETS: 100.0%				$25,395,508	100.0%

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
Capital Stock — Not readily marketable
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

June 30, 2015 (Unaudited) and December 31, 2014

Note 1. Organization and Operations of the Company

Greenbacker Renewable Energy Company LLC (the “LLC”), a Delaware limited liability company, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. The LLC and GREC (collectively “we”, “us”, “our”, and the “company”) are externally managed and advised by Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company. The LLC’s fiscal year end is December 31.

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

On March 28, 2014, the company met the initial offering requirement of $2,000,000 and on April 25, 2014 held the initial closing. Since the initial closing and through June 30, 2015, the company has been selling shares on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. Management considers the breaking of escrow in conjunction with the initial closing to be the beginning of the company’s operations. Accordingly, the Statement of Operations and Cash Flows for the period ended June 30, 2014 are presented for the period April 25, 2014 (commencement of operations) through June 30, 2014. Commencing on June 30, 2014, which was the first full quarter after the minimum offering requirement was satisfied, and each quarter thereafter, our advisor, utilizing the services of an independent valuation firm when necessary, reviews and approves the net asset value for each class of shares, subject to the oversight of the company’s board of directors. The company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the net asset value per share on the most recent valuation date increases above or decreases below the net proceeds per share, the company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below net asset value per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to the dealer manager. Commencing on June 30, 2014, the shares have been offered in the primary offering at a price based on the most recent valuation, plus related selling commissions, dealer manager fees and organization and offering expenses. Five days after the completion of each quarter end valuation, shares will be offered pursuant to the distribution reinvestment plan at a price equal to the current offering price per each class of shares, less the sales selling commissions and dealer manager fees associated with that class of shares in the primary offering.

An inability to raise substantial funds would increase our fixed operating expenses as a percentage of investment income, and our ability to make distributions could be adversely affected. If we are unable to raise substantially more than the minimum offering proceeds, we will be thinly capitalized, our flexibility to implement the company’s business plans may be adversely affected and would result in minimal, if any, diversification in the company’s investments.

As of June 30, 2015, the company has issued 21,237 Class A shares to its advisor and 179,617 Class A shares to an affiliate of the advisor. As of December 31, 2014, the company has issued 20,550 Class A shares to its advisor and 173,809 Class A shares to an affiliate of its advisor. On April 25, 2014 (Commencement of Operations), 100 Class A shares were redeemed by an affiliate of the advisor.

We have initially focused on solar energy and wind energy projects as well as energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes and therefore we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives make wind energy and other types of projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Generally, the demand for power in the United States tends to be higher at those times due to the use of air conditioning and as a result energy prices tend to be higher. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established and it is a relatively simple process to integrate new acquisitions and projects into our portfolio. Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include wind farms, hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses.

As of June 30, 2015, the company has made investments in the Sunny Mountain Portfolio, Canadian Northern Lights Portfolio, Green Maple Portfolio, and the East to West Solar Portfolio (See Note 3).

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

The financial information associated with the June 30, 2015 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The June 30, 2015 financial information has not been audited by the independent registered public accounting firm and they do not express an opinion thereon.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of June 30, 2015 and December 31, 2014.

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

Valuation of Investments at Fair Value

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (ASC Topic 820) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value. The company plans to recognize and account for its investments at fair value. The fair values of the investments do not reflect transaction costs that may be incurred upon disposition of the investments.

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

Basic and diluted	For the three months ended June 30, 2015	For the six months ended June 30, 2015	For the period Commencement of Operations (April 25, 2014) through June 30, 2014
Net increase (decrease) in net assets attributed to common stockholders	$296,801	$486,709	$(53,464)
Weighted average common shares outstanding	2,383,753	1,931,513	279,816
Net increase (decrease) in net assets attributed to common stockholders per share	$0.12	$0.25	$(0.19)

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

As of June 30, 2015 and December 31, 2014, the advisor has incurred approximately $5,198,000 and $4,613,000, respectively, of O&O costs on behalf of the company of which approximately $1,638,000 and $854,000 had been reimbursed to the advisor as of June 30, 2015 and December 31, 2014, respectively. The O&O costs include $1,250,000 for formation services due to an affiliate of the advisor of which $250,000 was included in O&O costs at June 30, 2015 and December 31, 2014, respectively, but is not payable until the completion of the public offering. In addition, the dealer manager has incurred approximately $694,000 and $145,000 in O&O costs on behalf of the company as of June 30, 2015 and December 31, 2014, respectively, which will be reimbursed by the company once gross offering proceeds reach a minimum of $50,000,000.

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s limited liability company agreement, or the LLC agreement, a capital gains incentive distribution will be earned by an affiliate of our advisor on realized gains from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive distribution, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the company will include unrealized gains in the calculation of the capital gains incentive distribution expense and related capital gains incentive fee payable. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are actually realized. Thus on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period. As of June 30, 2015 and December 31, 2014, a capital gains incentive distribution allocation in the amount of $77,665 and $9,846 was recorded based upon unrealized gains, respectively.

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

The company assessed its tax positions for all open tax years as of June 30, 2015 for all U.S. federal and state tax jurisdictions for the years 2011 through 2014. The results of this assessment are included in the company’s tax provision and deferred tax assets as of June 30, 2015.

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

Note 3. Investments

The composition of the company’s investments as of June 30, 2015, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Sunny Mountain Portfolio	$920,000	$1,298,815	7.5%
Green Maple Portfolio	4,050,000	4,045,358	23.3
East to West Solar Portfolio	10,900,000	10,850,888	62.6
Canadian Northern Lights Portfolio	1,078,136	1,141,534	6.6
Total	$16,948,136	$17,336,595	100.0%

The composition of the company’s investments as of December 31, 2014, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Sunny Mountain Portfolio	$920,000	$989,115	36.1%
Green Maple Portfolio	700,000	699,677	25.6
Canadian Northern Lights Portfolio	1,068,136	1,048,709	38.3
Total	$2,688,136	$2,737,501	100.0%

The composition of the company’s investments as of June 30, 2015 by geographic region, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
South Region	$8,288,411	$8,251,066	47.6%
Northeast Region	4,307,660	4,324,039	24.9
Mountain Region	2,685,749	3,034,426	17.5
West Region	329,343	327,860	1.9
Mid-West Region	258,837	257,670	1.5
Total United States	$15,870,000	$16,195,061	93.4%
Canada	1,078,136	1,141,534	6.6
Total	$16,948,136	$17,336,595	100.0%

The composition of the company’s investments as of December 31, 2014 by geographic region, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
Mountain Region	$920,000	$989,115	36.1%
Northeast Region	700,000	699,677	25.6
Total United States	$1,620,000	$1,688,792	61.7%
Canada	1,068,136	1,048,709	38.3
Total	$2,688,136	$2,737,501	100.0%

The composition of the company’s investments as of June 30, 2015 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$16,948,136	$17,336,595	100.0%
Total	$16,948,136	$17,336,595	100.0%

The composition of the company’s investments as of December 31, 2014 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$2,688,136	$2,737,501	100.0%
Total	$2,688,136	$2,737,501	100.0%

Investments held as of June 30, 2015 and December 31, 2014 are considered Control Investments, which is defined as investments in companies in which the company own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investments, by major class, as of June 30, 2015, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$16,195,061	$16,195,061
Capital Stock	—	—	1,141,534	1,141,534
Total	$—	$—	$17,336,595	$17,336,595

The following table presents fair value measurements of investments, by major class, as of December 31, 2014, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$1,688,792	$1,688,792
Capital Stock	—	—	1,048,709	1,048,709
Total	$—	$—	$2,737,501	$2,737,501

The following tables provide a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the six months ended June 30, 2015:

	Balance as of December 31, 2014	Net change in unrealized appreciation on investment	Purchases and other adjustments to cost (1)	Balance as of June 30, 2015
Limited Liability Company Member Interests	$1,688,792	$256,269	$14,250,000	$16,195,061
Capital Stock	1,048,709	82,825	10,000	1,141,534
Total	$2,737,501	$339,094	$14,260,000	$17,336,595

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments and additional investments in existing investment, if any.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2015 attributable to Level 3 investments still held at June 30, 2015 was ($46,396) and $339,094, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the six months ended June 30, 2015.

Net change in unrealized appreciation (depreciation) on investments at fair value for the three and six months ended June 30, 2015 was ($46,396) and $339,094, respectively, included within net change in unrealized appreciation on investments in the consolidated statements of operations. There were no net realized gains or losses on investments at fair value for the three and six months ended June 30, 2015.

As of June 30, 2015, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of June 30, 2015:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rate/Assumption
Limited Liability Company Member Interests and Capital Stock	$17,336,595	Income and sales comparison approach	Discount rate Future Kwh Production	7.5% - 8.30% 0.75% annual degradation in production

As of December 31, 2014, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2014:

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Assumption
Limited Liability Company Member Interests and Capital Stock	$2,737,501	Income approach	Discount rate Future Kwh Production	8.30% 0.75% annual degradation in production

The significant unobservable inputs used in the fair value measurement of the company’s limited liability company member interests and Capital Stock are discount rates and estimates related to the future production of electricity. Significant increases in the discount rate used or actual Kwh production meaningfully less than projected production would result in a significantly lower fair value measurement.

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

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	7% of gross offering proceeds from the sale of Class A shares and up to 3% of gross offering proceeds from the sale of Class C shares. No selling commission will be paid with respect to Class I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker- dealers.

Dealer Manager Fee — Dealer Manager	2.75% of gross offering proceeds from the sale of Class A and Class C shares, and 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager may re-allow a portion of its dealer manager fee to selected broker- dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company will pay the dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers.

O&O costs — Advisor	The company will reimburse the advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. While the company has targeted an offering expense ratio of 1.5% for O&O costs over the term of the offering, 5.0% has been charged since inception.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

Incentive Allocation and Distribution — Special Unitholder	The incentive distribution to which the Special Unitholder may be entitled to will be calculated and payable quarterly in arrears based on the pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means interest income, dividend and distribution income from equity investments (excluding that portion of distributions that are treated as return of capital) and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus the operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with the company’s Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes.

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

Capital Gains Incentive Distribution — Special Unitholder	The capital gains incentive distribution will be determined and payable to the Special Unitholder in arrears as of the end of each fiscal quarter (or upon termination of the advisory agreement, as of the termination date) to the Special Unitholder, and will equal 20.0% of the company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any capital gain incentive distributions.

Liquidation Incentive Distribution — Special Unitholder	The liquidation incentive distribution payable to the Special Unitholder will equal 20.0% of the net proceeds from a liquidation of the company (other than in connection with a listing, as described below) in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital shall mean: cumulative gross proceeds generated from sales of shares (including the DRP) reduced for distributions to members of proceeds from non-liquidation dispositions of our assets and amounts paid for share repurchases pursuant to the Share Repurchase Program. In the event of any liquidity event that involves a listing of the company’s shares, or a transaction in which the company’s members receive shares of a company that is listed, on a national securities exchange, the liquidation incentive distribution will equal 20% of the amount, if any, by which the company’s listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing (the “listing premium”). Any such listing premium and related liquidation incentive distribution will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.

Operating Expense and Expense Assumption and Reimbursement Agreement	The company will reimburse the advisor’s cost of providing administrative services, legal, accounting and printing. The company will not reimburse the advisor for the salaries and benefits to be paid to the named executive officers. For the period beginning with the company’s breaking of escrow and beginning operations on April 25, 2014, and ending December 31, 2014, advisor assumed operating expenses for the company in an amount sufficient to keep total annual operating expenses (exclusive of interest, taxes dividend expense, borrowing costs, organizational and extraordinary expenses) of the company (“Expenses”) at percentages of average net assets of such class for any calculation period no higher than 6.0% for Class A Class C and Class I shares (the “Maximum Rates”), and (ii) the company shall reimburse advisor, within 30 days of delivery of a request in proper form, for such Expenses, provided that such repayments do not cause the total Expenses attributable to a share class during the year of repayment to exceed the Maximum Rates. The expense reimbursement agreement was amended in December 2014 to continue until the earlier of December 31, 2015 or the end of the offering. No repayments by the company to advisor shall be permitted after the earlier of (i) the company’s offering has expired or is terminated or (ii) December 31, 2016. The expense reimbursement agreement was amended in December 2014 to continue until the earlier of December 31, 2015 or the end of the offering. Furthermore, if the advisory agreement is terminated or not renewed, the advisor will have no further obligation to limit expenses per the expense reimbursement agreement and the company will not have any further obligation to reimburse the advisor for expenses not reimbursed as of the date of the termination. For the six months ending June 30, 2015, the advisor assumed certain operating expenses to ensure that the percentage of operating expenses to average net assets was no higher than 5% annually.

For the three and six months ended June 30, 2015, the company incurred $416,866 and $658,593 in operating expenses including the management fees earned by the advisor, respectively. For the period from commencement of operations (April 25, 2014) through June 30, 2014, the Company incurred $167,669 in operating expenses including the management fees earned by the advisor. Additionally, the Company became obligated for all pre-operating costs (not including organizational and offering costs) upon commencement of operations. As discussed above, the advisor assumed responsibility for all of the company’s operating expenses under the expense reimbursement agreement above the Maximum Rates which amounted to $103,978 for the period ended June 30, 2014. During the six months ended June 30, 2015, the advisor elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period (reduced the Maximum Rates), which amounted to an expense reimbursement $117,137 and $182,166, respectively, for the three and six months ended June 30, 2015.

Pursuant to the terms of the expense reimbursement agreement, the advisor has paid $768,226 of pre-operating and operating expenses inception to date on behalf of the company. Such expenses may be expensed by the company and payable to the advisor under the terms outlined in the “Operating Expense and Expense Assumption and Reimbursement Agreement” section above.

For the three and six months ended June 30, 2015, the advisor earned $102,020 and $164,303 in management fees, respectively. For the period from commencement of operations (April 25, 2014) through June 30, 2014, the advisor earned $10,147 in management fees which were waived. The advisor had agreed to waive all management and incentive fees until the company makes its’ first investment in a renewable energy or energy efficiency project or other energy related business, which occurred on September 1, 2014. While there were no incentive allocations earned to date by the advisor, the financial statements reflect a $9,280 decrease in incentive allocation for the three months ended June 30, 2015 and $67,819 incentive allocation for the six months ended June 30, 2015, based upon net unrealized gains. For the period from commencement of operations (April 25, 2014) through June 30, 2014 there were no incentive allocations earned by the advisor.

As of June 30, 2015, due from advisor on the consolidated statement of assets and liabilities in the amount of $18,070 is comprised of $71,202 due from the advisor in connection with the expense reimbursement agreement netted with a payable to the advisor for reimbursable Organization and Offering Costs in the amount of $53,132. As of December 31, 2014, due from advisor on the consolidated statement of assets and liabilities in the amount of $49,291 is comprised of $5,232 due from the advisor in connection with the expense reimbursement agreement combined with a payable from the advisor for excess Organization and Offering Costs reimbursed in the amount of $54,523. The company and advisor plan to cash settle any amounts due to / from advisor on a quarterly basis.

For the three and six months ended June 30, 2015, the company paid $169,068 and $254,210, respectively, in dealer manager fees and $686,522 and $917,302, respectively, in selling commission to the company’s dealer manager, SC Distributors. For the period ended June 30, 2014, the Company paid $20,875 in dealer manager fees and $99,765 in selling commission to the Company’s dealer manager. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the company’s consolidated statement of operations.

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

The following table is a summary of the shares issued during the period and outstanding as of June 30, 2015:

	Shares Outstanding as of December 31, 2014	Shares Issued During the Period	Shares Outstanding as of June 30, 2015
Class A shares	1,097,844	1,159,942	2,257,786
Class C shares	84,964	69,203	154,167
Class I shares	53,537	513,022	566,559
Total	1,236,345	1,742,167	2,978,512

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2014:

	Shares Outstanding as of December 31, 2013	Shares Issued/ Redeemed During the Period (a)	Shares Outstanding as of December 31, 2014
Class A shares	20,200	1,077,644	1,097,844
Class C shares	—	84,964	84,964
Class I shares	—	53,537	53,537
Total	20,200	1,216,145	1,236,345

(a)	Per the company’s prospectus, the 100 shares purchased by the initial member were redeemed, without interest, when escrow was broken and the company commenced operations.

As of June 30, 2015 and December 31, 2014, none of the LLC’s preferred shares were issued and outstanding.

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

Distribution Reinvestment Plan

The company adopted a distribution reinvestment plan (“DRP”) through which the company’s shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the offering. As of June 30, 2015 and December 31, 2014, $50,000,000 in shares were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of June 30, 2015 and December 31, 2014, 38,718 and 8,943 shares, respectively, were issued under the DRP.

Share Repurchase Program

As the company's shares are currently not intended to be currently listed on a national exchange, once appropriate approvals have been received from the United States Securities and Exchange Commission, the company intends to commence a share repurchase program, or "share repurchase program", pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold shares to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program will include numerous restrictions that will limit a shareholders ability to sell shares. Unless the board of directors determines otherwise, the company will limit the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the distribution reinvestment plan. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. No shares were repurchased for the three and six months ended June 30, 2015 as well as for the year ended December 31, 2014.

Note 7. Distributions

On April 30, 2015, May 29, 2015 and June 30, 2015, with the authorization of the company’s board of directors, the company declared distributions on each outstanding Class A, C and I shares for the quarter ending June 30, 2015. These distributions were calculated based on shareholders of record for each day in an amount equal to $0.0016438 per share per day (less the distribution fee with respect to Class C shares).

The following table reflects the distributions declared during the six months ended June 30, 2015:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 2, 2015	$35,820	$30,024	$65,844
March 2, 2015	35,691	30,341	66,032
April 1, 2015	46,720	38,120	84,840
May 1, 2015	53,139	46,808	99,947
June 1, 2015	61,499	57,380	118,879
July 1, 2015	69,501	65,739	135,240
Total	$302,370	$268,412	$570,782

Note 8. Commitments and Contingencies

Commitments: Pursuant to the definitive agreement to acquire the to-be-constructed Green Maple Portfolio, the company, subject to certain conditions, has committed to fund the acquisition and right to construct each of the five solar power facilities that comprise the Green Maple Portfolio. As of June 30, 2015, four limited liability companies, each of which own the rights to construct and operate a specific solar power facility, have been acquired by the company. If all conditions precedent for the fifth solar power facility in the Green Mountain Portfolio are met, the minimum commitment for the company is approximately $302,000. The cost of the five fully constructed sites in the Green Maple Portfolio is expected to be approximately $9,500,000.

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of June 30, 2015, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to various loan agreements between operating subsidiaries of the East to West Solar portfolio and various financial institutions, East to West Solar LLC, a wholly owned subsidiary of GREC, has pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates from February 2018 through March 2021. In addition, East to West Solar LLC and GREC have provided an unsecured guaranty on approximately $10,584,000 of the term loans as of June 30, 2015.

Note 9. Financial Highlights

The following is a schedule of financial highlights of the company attributed to common stockholders for the six months ended June 30, 2015 and for the period ended June 30, 2014. The company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I shares as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes.

	For the six months ended June 30, 2015	For the period from Commencement of Operations (April 25, 2014) through June 30, 2014
Per share data attributed to common shares (1):
Net proceeds before offering costs (2)		$9.58
Offering costs		(1.07)
Net proceeds after offering costs		8.51
Net Asset Value at beginning of period	$8.50	—
Net investment income (loss)	0.11	(0.19)
Net unrealized appreciation / (depreciation) on investments and foreign currency translation	0.18	—
Net increase (decrease) in net assets resulting from operations	0.29	(0.19)
Shareholder distributions	(0.30)	—
Other (3)	0.01	0.18
Net decrease in members’ equity attributed to common shares	0.00	(0.01)
Net asset value for common shares at end of period (4)	$8.50	$8.50
Total return attributed to common shares based on net asset value (5)	3.40%	(11.27)%
Common shareholders’ equity at end of period	$25,317,843	$2,708,200
Common shares outstanding at end of period	2,978,512	318,561
Ratio/Supplemental data for common shares (annualized) (5)(6):
Ratio of net investment income (loss) to average net assets	2.67%	(12.22)%
Ratio of operating expenses to average net assets	5.91%	12.24%

(1)	The per share data was derived by using the weighted average shares outstanding during the six months ended June, 2015 and during the period of April 25, 2014 through June 30, 2014, which was 1,931,513 and 279,816, respectively .
(2)	Net proceeds before offering costs, for the period ended June 30, 2014, is greater than $9.025 since a significant number of shares was sold with less than the maximum commission and dealer manager fee charged.
(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and organizational costs which are not included in operating expenses nor subject to the expense reimbursement agreement and the impact of shares at a price other than the net asset value.
(4)	Net asset value would have been lower, for the period ended June 30, 2014, if the advisor had not agreed to waive management fees and reimburse the Company for expenses above the Maximum Rates as of June 30, 2014.
(5)	Total return, ratio of net investment income and ratio of operating expenses to average net assets for the six months ended June 30, 2015, prior to the effect of the expense reimbursement agreement were 2.66%, 0.41% and 8.16%, respectively. Total return, ratio of net investment loss and ratio of operating expenses to average net assets for the period ended June 30, 2014, prior to the effect of the expense assumption and reimbursement agreement and the management fee waiver were (15.01%), (38.30%) and 38.31%, respectively. Allocation of net assets to special unitholder has not been included in determining net investment income or operating expenses used in the ratio calculations.
(6)	The Company’s net investment loss, for the period ended June 30, 2014, has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of a full fiscal year due to the Company’s brief period of operations through June 30, 2014.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the financial statements or would be required to be recognized in the consolidated financial statements as of and for the period ended as of June 30, 2015 (unaudited) and the year ended December 31, 2014.

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

The LLC conducts a significant portion of its operations through Greenbacker Renewable Energy Corporation (“GREC”), of which the LLC is the sole shareholder, holding both shares of common stock and the special preferred stock. We intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are not a blank check company within the meaning of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”) and have no specific intent to engage in a merger or acquisition in the next 12 months.

Pursuant to the Offering which commenced on August 5, 2013, we are offering on a continuous basis up to $1,500,000,000 in shares of our limited liability company interests, consisting of up to $1,250,000,000 of shares in the Primary Offering and up to $250,000,000 of shares pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the Offering. The company’s offering period which was scheduled to terminate two years after the initial offering date, or August 8, 2015, was extended through August 8, 2016 by the company’s board of directors on July 30, 2015. After the finalization of the June 30, 2015 net asset value, the current offering price of the Class A shares is $10.000 per share, the current offering price of the Class C shares is $9.576 per share and the current offering price of the Class I shares is $9.186 per share.

On March 28, 2014, we satisfied the minimum offering requirement of $2,000,000 and commenced operations as of April 25, 2014. As of December 31, 2014, our advisor had purchased 20,100 Class A shares for aggregate gross proceeds of $201,000. As part of this offering and breaking escrow, an affiliate of our advisor had purchased 170,000 shares for aggregate gross proceeds of $1,700,000. Through participation in the distribution reinvestment program, the advisor and affiliate as of December 31, 2014 owned 20,550 and 173,809 shares, respectively. As of December 31, 2014, we had received subscriptions for and issued 1,236,345 of our shares (including shares issued under the distribution reinvestment plan) for gross proceeds of $12,438,700 (before dealer-manager fees of $208,215 and selling commissions of $694,159 for net proceeds of $11,536,326).

Through participation in the distribution reinvestment program, our advisor and affiliate as of June 30, 2015 owned 21,237 and 179,617 shares, respectively. As of June 30, 2015, we had received subscriptions for and issued 2,978,512 of our shares (including shares issued under the distribution reinvestment plan) for gross proceeds of $29,333,328 (before dealer-manager fees of $462,425 and selling commissions of $1,611,462 for net proceeds of $27,259,441).

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

Portfolio and Investment Activity

During the six months ended June 30, 2015, the company invested in one new solar generation portfolio as follows:

East to West Solar Portfolio

As of January 30, 2014, the company acquired a 9.789 Megawatts of operating solar power facilities located on 13 sites in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina for a gross purchase price of approximately $17,250,000. The portfolio was acquired with approximately $9,073,000 of project financing debt in place with Bridge Bank ($5,713,000) and the City and County of Denver ($3,360,000) with interest rates originally ranging from 5.5% to 7.5% annually.

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

Details of these two ground mounted solar facilities, which were added to the East to West Solar Portfolio, are as follows:

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

The purchase of these two facilities was funded through equity investment by the company of $4,100,000. In total, these two systems are expected to produce enough electricity to power approximately 336 homes for one year of typical use. The initial yield on the portfolio is expected to be approximately 10.0%. In conjunction with the purchase of these facilities, the company drew down an additional $1,691,000 in funds from Bridge Bank at an annual interest rate of 6.25%

With the completion of this acquisition, Greenbacker now owns and operates approximately 13 Megawatts of operating solar power facilities throughout the United States and Canada.

Investment Summary

During the six months ended June 30, 2015, we invested $10,900,000 in equity into East to West Solar LLC as well as invested an additional $3,350,000 in the Green Maple LLC to fund construction of the solar facilities.

The composition of the company’s investments as of June 30, 2015, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Sunny Mountain Portfolio	$920,000	$1,298,815	7.5%
Canadian Northern Lights Portfolio	1,078,136	1,141,534	6.6
East to West Solar Portfolio	10,900,000	10,850,888	62.6
Green Maple Portfolio	4,050,000	4,045,358	23.3
Total	$16,948,136	$17,336,595	100.0%

The composition of the company’s investments as of December 31, 2014, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Sunny Mountain Portfolio	$920,000	$989,115	36.1%
Canadian Northern Lights Portfolio	1,068,136	1,048,709	38.3
Green Maple Portfolio	700,000	699,677	25.6
Total	$2,688,136	$2,737,501	100.0%

The composition of the company’s investments as of June 30, 2015 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$16,948,136	$17,336,595	100.0%
Total	$16,948,136	$17,336,595	100.0%

The composition of the company’s investments as of December 31, 2014 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$2,688,136	$2,737,501	100.00%
Total	$2,688,136	$2,737,501	100.00%

Results of Operations

On March 28, 2014, we had satisfied the minimum offering requirements and on April 25, 2014, commenced operations.

Revenues. Dividend income for the three and six months ended June 30, 2015 totaled $632,500 and $690,000, respectively, while interest income earned on our cash and cash equivalents amounted to $1,146 and $1,861, respectively. Interest income earned on our cash and cash equivalents for the period ended June 30, 2014 totaled $80.

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

Expenses. For the three and six months ended June 30, 2015, the company incurred $416,866 and $658,593 in operating expenses, respectively, including the management fees earned by the advisor. For the period from commencement of operations (April 25, 2014) through June 30, 2014, the Company incurred $167,669 in operating expenses including the management fees earned by the advisor. While the advisor has assumed responsibility for all of the company’s operating expenses under the expense reimbursement agreement above the Maximum Rate (defined below). During the six months ended June 30, 2015, the advisor elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period, (reduced the maximum rates), which amounted to an expense reimbursement of $117,137 and $182,166 for the three and six months ended June 30, 2015, respectively.

For the period ended June 30, 2014, the management fees amounted to $10,147 which were waived by our advisor. For the period ended June 30, 2014, there were no incentive fees. While other expenses during the period amounted to $390,403 including $222,734 of pre-operating expenses, our advisor assumed responsibility for operating expenses above the Maximum Rates as of June 30, 2014, which amounted to $326,712 during the period ended June 30, 2014.

For the three and six months ended June 30, 2015, the advisor earned $102,020 and $164,303 in management fees, respectively. While there were no incentive allocations earned to date by the advisor, the financial statements reflect a $9,280 decrease in incentive allocation for the three months ended June 30, 2015 and $67,819 incentive allocation for the six months ended June 30, 2015, based upon net unrealized gains.

Pursuant to the terms of the expense reimbursement agreement, the advisor has paid for pre-operating and operating expenses from inception to date on behalf of the company. Such expenses may be expensed by the company and payable to the advisor under the terms outlined in the expense reimbursement agreement. For the three and six months ended June 30, 2015, our advisor assumed operating expenses for the company in an amount of $117,137 and $182,166, respectively, to keep total annual operating expenses (exclusive of interest, taxes, dividend expense, borrowing costs, organizational and extraordinary expenses) of the company at percentages of average net asset for any calculation period no higher than 5.0% for Class A Class C and Class I shares (the “Maximum Rates”), and (ii) the company shall reimburse advisor, within 30 days of delivery of a request in proper form, for such expenses, provided that such repayments do not cause the total expenses attributable to a share class during the year to exceed the Maximum Rate. The expense reimbursement agreement was amended in December 2014 to continue until the earlier of December 31, 2015 or the end of the offering. No repayments by the company to our advisor shall be permitted after the earlier of (i) the company’s offering has expired or is terminated or (ii) December 31, 2016. Furthermore, if the advisory agreement is terminated or not renewed, the advisor will have no further obligation to limit expenses per the expense reimbursement agreement and the company will not have any further obligation to reimburse the advisor for expenses not reimbursed as of the date of the termination. During the six months ended June 30, 2015, the advisor reduced the Maximum Rates to ensure that the percentage of operating expenses, as defined, to average net assets was no greater than 5% annualized.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. Net realized and unrealized gains and losses from our investments are reported on the consolidated statements of operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. While we recognized no realized gains or losses for the three and six months ended June 30, 2015, a net change in unrealized appreciation (depreciation) on investments of ($46,396) and $339,094, respectively, was recorded during the three and six months ended June 30, 2015. For the period ended June 30, 2014, we had no net realized gains or losses and no unrealized appreciation / depreciation recorded in the consolidated statements of operations.

Changes in Net Assets from Operations. For the three and six months ended June 30, 2015, we recorded a net increase in net assets resulting from operations of $287,521 and $554,528, respectively. For the period ended June 30, 2014, we recorded a net decrease in net assets resulting from operations of $53,464.

Changes in Net Assets, Net Asset Value and Offering Prices. Based on the net asset value with respect to the quarter ended June 30, 2015, the offering price of our shares has not changed and we are continuing to sell shares at their original prices of $8.50 plus commissions. However, the net asset value per share and the offering prices would have decreased since commencement of operations as well as for the quarter ended June 30, 2015 if the advisor had not absorbed and deferred reimbursement for a significant portion of the company’s operating expenses since it began its operations. Without the absorption of certain operating expenses contributed from the advisor, the net asset value as of June 30, 2015 would have been $8.44.

On December 29, 2014, we entered into a capital contribution agreement with our advisor and Greenbacker Group LLC, a direct owner of our advisor, pursuant to which a non-refundable, non-interest-bearing capital contribution to the company in the amount of $193,000 was made on December 31, 2014, to maintain the company’s net asset value per share at $8.50.

Liquidity And Capital Resources

As of June 30, 2015 and December 31, 2014, we had $8,198,859 and $7,567,061 in cash and cash equivalents, respectively. We will use significant cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash will generally consist of:

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

Operating entities of the company, which are accounted for as investments using fair value in the company’s financial statements under ASC 820, had approximately $10,584,000 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West Solar Portfolio as of June 30, 2015. GREC provided an unsecured guarantee on the repayment of these loans. During the quarter ending June 30, 2015, the company renegotiated interest rates on all outstanding loans with interest rates greater than 6.25% to 6.25% prospectively. The notes payable weighted average interest rate was 6.01%.

The following table summarizes the notes payable balances of the East to West Solar Portfolio as of June 30, 2015:

	Interest Rates
	Range	Weighted Average	Maturity Date	June 30, 2015
Fixed rate notes payable	5.50% - 6.25%	6.01%	02/10/2018 - 03/31/2021	$10,584,000

The principal payments due on the notes payable for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year ending December 31:	Principal Payments
2015	341
2016	594
2017	625
2018	1,699
2019	589
Thereafter	6,736
$10,584

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

Hedging Activities

While we may seek to stabilize our financing costs as well as any potential decline in our investments by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk, we have not entered into any derivative transactions as of June 30, 2015 and currently have no immediate plans to do so.

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more subadvisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any subadvisor to ensure that material information discussed by management of any subadvisor is communicated to our board of directors, as appropriate. If GCM retains any subadvisor, our advisor will pay such subadvisor a portion of the fees that it receives from us. We will not pay any additional fees to a subadvisor. While our advisor will oversee the performance of any subadvisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any subadvisor. As of June 30, 2015, no subadvisors have been retained by GCM.

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

Administration Agreement - Greenbacker Administration LLC, a Delaware limited liability company and an affiliate of our advisor, will serve as our Administrator. As of June 30, 2015, Greenbacker Administration LLC has delegated certain of its administrative functions to US Bancorp Financial Services LLC. Greenbacker Administration may enter into similar arrangements with other third party administrators, including with respect to cash management and fund accounting services. In the future, Greenbacker Administration LLC may perform certain asset management and oversight services, as well as asset accounting and administrative services, for the company. It is anticipated, however, that Greenbacker Administration LLC will delegate such administrative functions to third parties in order to recognize certain operational efficiencies for the benefit of the company.

Green Maple Solar Portfolio – Pursuant to the definitive agreement to acquire the to-be-constructed Green Maple Portfolio, the company, subject to certain conditions, has committed to fund the acquisition and right to construct each of the five solar power facilities that comprise the Green Maple Portfolio. As of June 30, 2015, four limited liability companies, each of which own the rights to construct and operate a specific solar power facility, have been acquired by the company. If all conditions precedent for the fifth solar power facility in the Green Mountain Portfolio are met, the minimum commitment for the company is approximately $302,000. The cost of the five fully constructed sites in the Green Maple Portfolio is expected to be approximately $9,500,000.

Pledge of Collateral and Unsecured Guarantee of loans to subsidiaries: Pursuant to various loan agreements between operating subsidiaries of the East to West Solar portfolio and various financial institutions, East to West Solar LLC, a wholly owned subsidiary of GREC, has pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2021. In addition, East to West Solar LLC and GREC have provided an unsecured guaranty on approximately $10,584,000 of term loans as of June 30, 2015.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002
101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 6, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2015	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: August 6, 2015	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC

