Form 10-Q
period 2015-09-30
Greenbacker Renewable Energy Co LLC
filed 2015-11-12
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, the registrant had 5,474,858 shares of common stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

		PAGE

PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2

	Consolidated Statements of Assets and Liabilities as of September 30, 2015 (unaudited) and December 31, 2014	2

	Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and for the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014 (unaudited)	3

	Consolidated Statements of Net Assets for the nine months ended September 30, 2015 and September 30, 2014 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and for the period from Commencement of Operations (April 25, 2014) through September 30, 2014 (unaudited)	6

	Consolidated Schedules of Investments as of September 30, 2015 (unaudited) and December 31, 2014	7

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION	45

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

Signatures		47

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments, at fair value (cost of $29,076,831 and $2,688,136, respectively)	$29,841,763	$2,737,501
Cash and cash equivalents	9,841,838	7,567,061
Shareholder receivable	128,117	274,098
Receivable from advisor for capital contribution	—	193,000
Due from advisor, net	—	49,291
Other assets	20,122	1,186
Total assets	$39,831,840	$10,822,137

LIABILITIES
Management fee payable	$61,461	$15,114
Accounts payable and accrued expenses	252,295	237,548
Shareholder distributions payable	104,797	56,820
Due to advisor, net	94,692	—
Payable for repurchases of common stock	135,375	—
Total liabilities	$648,620	$309,482

Commitments and contingencies (See Note 2, Note 5 and Note 8)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, par value, $.001 per share, 350,000,000 authorized; 4,582,139 and 1,236,345 shares issued and outstanding, respectively	4,582	1,236
Paid-in capital in excess of par value	39,214,403	10,609,460
Capital contribution from advisor	193,000	193,000
Accumulated deficit	(993,697)	(340,406)
Net unrealized appreciation on investments and foreign currency translation	611,972	39,519
Total common stockholders’ equity	39,030,260	10,502,809
Special unitholder’s equity	152,960	9,846
Total members’ equity (net assets)	39,183,220	10,512,655
Total liabilities and equity (net assets)	$39,831,840	$10,822,137

Net assets, Class A (shares outstanding of 3,643,156 and 1,097,844, respectively)	$31,032,085	$9,326,240
Net assets, Class C (shares outstanding of 228,739 and 84,964, respectively)	1,948,376	721,773
Net assets, Class I (shares outstanding of 710,244 and 53,537, respectively)	6,049,799	454,796
Total common stockholders’ equity	$39,030,260	$10,502,809

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the period from Commencement of Operations (April 25, 2014) through September 30, 2014
Investment income:
Dividend income	$735,000	$—	$1,425,000	$—
Interest income	5,773	304	7,634	384
Total investment income	$740,773	$304	$1,432,634	$384

Operating expenses:
Management fee expense	163,257	17,856	327,560	28,003
General and administration expenses	39,723	39,099	134,667	62,926
Audit expense	65,101	102,263	175,263	144,207
Insurance expense	13,686	17,810	58,278	36,292
Directors fees and expenses	24,249	24,929	71,000	47,816
Organizational expenses	69,579	7,734	144,654	35,399
Legal expenses	12,587	—	102,165	—
Other expenses	16,713	69,325	49,901	92,042
Operating expenses before expense waiver and reimbursement	404,895	279,016	1,063,488	446,685
Pre-operating expenses	—	—	—	222,734
Waiver of management fees	—	(11,081)	—	(21,228)
Expense reimbursement from advisor	65,355	(232,084)	(116,811)	(558,796)
Total expenses, net of expense waiver and reimbursement	470,250	35,851	946,677	89,395
Net investment income (loss)	270,523	(35,547)	485,957	(89,011)

Net change in realized and unrealized gain (loss) on investments and foreign currency translation:
Net change in unrealized appreciation on investments and translation of assets and liabilities denominated in foreign currencies	376,473	81,865	715,567	81,865
Net increase (decrease) in net assets resulting from operations	646,996	46,318	1,201,524	(7,146)
Net increase (decrease) in net assets attributed to special unitholder	(75,295)	(16,373)	(143,114)	(16,373)
Net increase (decrease) in net assets attributed to common stockholders	$571,701	$29,945	$1,058,410	$(23,519)

Common stock per share information — basic and diluted:
Net investment income (loss)	$0.07	$(0.10)	$0.19	$(0.28)
Net increase (decrease) in net assets attributed to common stockholders	$0.15	$0.09	$0.41	$(0.07)
Weighted average common shares outstanding	3,784,362	351,204	2,555,916	321,122

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF NET ASSETS

For the Nine Months Ended September 30, 2015

(unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in Capital in excess of par value	Capital contribution from advisor	Accumulated deficit	Accumulated unrealized appreciation on investments and foreign currency translation	Common stockholders’ equity	Special unitholder	Total members’ equity (net assets)

Balances at December 31, 2014	1,236,345	$1,236	$10,609,460	$193,000	$(340,406)	$39,519	$10,502,809	$9,846	$10,512,655

Proceeds from issuance of common stock, net	3,299,347	3,299	29,773,494	—	—	—	29,776,793	—	29,776,793

Issuance of common stock under distribution reinvestment plan	61,447	62	554,500	—	—	—	554,562	—	554,562

Repurchases of common stock	(15,000)	(15)	(135,360)	—	—	—	(135,375)	—	(135,375)

Offering costs	—	—	(1,587,691)	—	—	—	(1,587,691)	—	(1,587,691)

Shareholder distributions	—	—	—	—	(1,139,248)	—	(1,139,248)	—	(1,139,248)

Net investment income	—	—	—	—	485,957	—	485,957	—	485,957

Net unrealized appreciation on investments and foreign currency translation	—	—	—	—	—	572,453	572,453	143,114	715,567

Balances at September 30, 2015	4,582,139	$4,582	$39,214,403	$193,000	$(993,697)	$611,972	$39,030,260	$152,960	$39,183,220

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF NET ASSETS

For the Nine Months Ended September 30, 2014

(unaudited)

	Common Stock		Paid-in Capital in excess of par value		Accumulated unrealized appreciation on investments	Total member’s equity (net assets)
	Shares	par value		Accumulated deficit
Balances at December 31, 2013	20,200	$20	$201,980	$—	$—	$202,000

Proceeds from issuance of common stock	434,053	434	4,082,658	—	—	4,083,092

Offering costs	—	—	(383,581)	—	—	(383,581)

Redemption of common stock	(100)	—	(1,000)	—	—	(1,000)

Shareholder distributions	—	—	—	(18,908)	—	(18,908)

Net increase (decrease) in net assets resulting from operations	—	—	—	(89,011)	65,492	(23,519)

Balances at September 30, 2014	454,153	$454	$3,900,057	$(107,919)	$65,492	$3,858,084

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the nine months ended September 30, 2015	For the period from Commencement of Operations (April 25, 2014) through September 30, 2014
Operating activities:
Net increase (decrease) in net assets from operations	$1,201,524	$(7,146)
Adjustments to reconcile net increase in net assets from
operations to net cash used in operating activities:
Purchase of investments	(26,388,695)	(920,000)
Net unrealized appreciation on investments and foreign currency translation	(715,567)	(81,865)
(Increase) decrease in other assets:
Due from advisor	49,291	(120,092)
Other assets	(18,936)	(19,071)
Increase (decrease) in other liabilities:
Due to advisor	71,532	—
Management fee payable	46,347	6,775
Accounts payable and accrued expenses	14,747	207,380
Net cash used in operating activities	(25,739,757)	(934,019)

Financing activities:
Proceeds from issuance of shares of common stock, net	29,896,867	4,069,171
Distributions paid	(510,801)	—
Offering costs	(1,587,691)	(383,581)
Redemption of shares of common stock, net	—	(1,000)
Due to advisor re:
Offering costs	23,159	—
Proceeds from capital contribution from advisor	193,000	—
Net cash provided by financing activities	28,014,534	3,684,590
Net increase (decrease) in cash and cash equivalents	2,274,777	2,750,571
Cash and cash equivalents, beginning of period	7,567,061	202,000
Cash and cash equivalents, end of period	$9,841,838	$2,952,571

Supplemental disclosure of cash flow information:
Shareholder distribution payable	$104,797	$4,987
Payable for investment purchased	$—	$568,207
Shareholder distributions reinvested in common stock	$554,562	$13,921
Payable for repurchases of common stock	$135,375	$—

Non cash financial activities
Shareholder receivable from sale of common stock	$128,117	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2015
(unaudited)

Investments	Industry	Interest		Fees (c)	Maturity	Maximum Commitment	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States: Limited Liability Company Member Interests - Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar						100% Ownership	$920,000	$1,331,472	3.4%

East to West Solar Portfolio	Alternative Energy - Solar						100% Ownership	11,000,000	11,153,400	28.5%

Green Maple Portfolio	Alternative Energy - Solar						100% Ownership	7,200,000	7,189,757	18.4%

Magnolia Sun LLC Portfolio	Alternative Energy - Solar						100% Ownership	7,550,000	7,695,791	19.6%

Total Limited Liability Company Member Interests - Not readily marketable: 69.9%								$26,670,000	$27,370,420	69.9%

Energy Efficiency Secured Loans - Not readily marketable
LED Funding – SFS Project	Energy Efficiency - Lighting Replacement	10.00%		2.00%	12/8/2015	$195,000	$71,510	71,510	71,510	0.2%

LED Funding – CCVA Project	Energy Efficiency - Lighting Replacement	10.00%		2.00%	12/8/2015	$195,000	$73,890	73,890	73,890	0.2%

LED Funding – Universidad Project	Energy Efficiency - Lighting Replacement	10.00%		2.00%	12/7/2015	$185,000	$97,787	97,787	97,787	0.2%

Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25	%(b)	0.00%	2/24/2025	$1,100,000	$1,085,508	1,085,508	1,085,508	2.8%

Total Energy Efficiency Secured Loans - Not readily marketable: 3.4%								$1,328,695	$1,328,695	3.4%

Total United States Investments: 73.3%								$27,998,695	$28,699,115	73.3%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar						100% Ownership	$1,078,136	$1,142,648	2.9%
Total Canadian Investments: 2.9%								$1,078,136	$1,142,648	2.9%

INVESTMENTS: 76.2%								$29,076,831	$29,841,763	76.2%

OTHER ASSETS IN EXCESS OF LIABILITIES: 23.8%									9,341,457	23.8%

TOTAL NET ASSETS: 100.0%									$39,183,220	100.0%

(a) Percentages are based on net assets of $39,183,220 as of September 30, 2015.

(b) Interest commences the earlier of the Operational Date or January 24, 2016.

(c) Commitment fees payable on maturity of the loan.

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

September 30, 2015 (Unaudited) and December 31, 2014

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

On March 28, 2014, the company met the initial offering requirement of $2,000,000 and on April 25, 2014 held the initial closing. Since the initial closing and through September 30, 2015, the company has been selling shares on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. Management considers the breaking of escrow in conjunction with the initial closing to be the beginning of the company’s operations. Accordingly, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the period ended September 30, 2014 are presented for the period April 25, 2014 (Commencement of Operations) through September 30, 2014. Commencing on June 30, 2014, which was the first full quarter after the minimum offering requirement was satisfied, and each quarter thereafter, our advisor, utilizing the services of an independent valuation firm when necessary, reviews and approves the net asset value for each class of shares, subject to the oversight of the company’s board of directors. The company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the net asset value per share on the most recent valuation date increases above or decreases below the net proceeds per share, the company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below net asset value per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to the dealer manager. Commencing on June 30, 2014, the shares have been offered in the primary offering at a price based on the most recent valuation, plus related selling commissions, dealer manager fees and organization and offering expenses. Five days after the completion of each quarter end valuation, shares will be offered pursuant to the distribution reinvestment plan at a price equal to the current offering price per each class of shares, less the sales selling commissions and dealer manager fees associated with that class of shares in the primary offering.

An inability to raise substantial funds would increase our fixed operating expenses as a percentage of investment income as well as increase offering costs as a percentage of gross offering proceeds, and our ability to make distributions could be adversely affected. If we are unable to raise substantially more than the minimum offering proceeds, we will be thinly capitalized, our flexibility to implement the company’s business plans may be adversely affected and would result in minimal, if any, diversification in the company’s investments.

As of September 30, 2015, the company has issued 21,595 Class A shares to its advisor and 182,644 Class A shares to an affiliate of the advisor. As of December 31, 2014, the company has issued 20,550 Class A shares to its advisor and 173,809 Class A shares to an affiliate of its advisor. On April 25, 2014 (Commencement of Operations), 100 Class A shares were redeemed by an affiliate of the advisor.

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

As of September 30, 2015, the company has made solar investments in five portfolios, four domiciled in the United States and one in Canada, as well as certain energy efficiency secured loans in the United States (See Note 3).

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

The financial information associated with the September 30, 2015 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The September 30, 2015 financial information has not been audited by the independent registered public accounting firm and they do not express an opinion thereon.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of September 30, 2015 and December 31, 2014.

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

Earnings (Loss) per Share

In accordance with the provisions of ASC Topic 260 — “Earnings per Share” (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. The company’s income and expense is allocated pro rata across the outstanding Class A, Class C and Class I shares, and therefore the earnings per share are equal for each class of shares. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets attributed to common stockholders per share for the three and nine months ended September 30, 2015 and for the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014:

Basic and diluted	For the three months ended September 30, 2015	For the nine months ended September 30, 2015	For the three months ended September 30, 2014	For the period Commencement of Operations (April 25, 2014) through September 30, 2014

Net increase (decrease) in net assets attributed to common stockholders	$571,701	$1,058,410	$29,945	$(23,519)
Weighted average common shares outstanding	3,784,362	2,555,916	351,204	321,122
Net increase (decrease) in net assets attributed to common stockholders per share	$0.15	$0.41	$0.09	$(0.07)

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

As of September 30, 2015 and December 31, 2014, the advisor has incurred approximately $5,465,000 and $4,613,000, respectively, of O&O costs on behalf of the company of which approximately $2,508,000 and $854,000 had been reimbursed to the advisor as of September 30, 2015 and December 31, 2014, respectively. The O&O costs include $1,250,000 for formation services due to an affiliate of the advisor of which $250,000 was included in O&O costs at September 30, 2015 and December 31, 2014, respectively, but is not payable until the completion of the public offering. In addition, the dealer manager has incurred approximately $859,000 and $145,000 in O&O costs on behalf of the company as of September 30, 2015 and December 31, 2014, respectively, which will be reimbursed by the company prospectively once gross offering proceeds reach a minimum of $50,000,000.

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s limited liability company agreement, or the LLC agreement, a capital gains incentive distribution will be earned by an affiliate of our advisor on realized gains from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive distribution, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the company will include unrealized gains in the calculation of the capital gains incentive distribution expense and related capital gains incentive fee payable. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are actually realized. Thus on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period. As of September 30, 2015 and December 31, 2014, a capital gains incentive distribution allocation in the amount of $152,960 and $9,846 was recorded based upon unrealized gains, respectively.

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

The company does not consolidate its investments for financial statements, rather it accounts for its investments at fair value under the specialized accounting of ASC Topic 946. The tax attributes of the individual investments will be considered and incorporated in the company’s fair value estimates for those investments. The amounts recognized in the financial statements for unrealized appreciation and depreciation will result in a difference between the financial statements and the cost basis of the assets for tax purposes. These differences will be recognized as deferred tax assets and liabilities. Generally, the entities that hold the company’s investments will be included in the consolidated tax return of GREC and the differences between the amounts recognized for financial statement purposes and the tax return will be recognized as additional deferred tax assets and liabilities.

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

The company assessed its tax positions for all open tax years as of September 30, 2015 for all U.S. federal and state tax jurisdictions for the years 2011 through 2014. The results of this assessment are included in the company’s tax provision and deferred tax assets as of September 30, 2015.

Recently Issued Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), emerging growth companies can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The company is choosing not to take advantage of the extended transition period for complying with new or revised accounting standards.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term ‘substantial doubt’ and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management is currently evaluating the impact of adopting this new accounting guidance update on the company’s consolidated financial statements.

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

Note 3. Investments

The composition of the company’s investments as of September 30, 2015, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar:
Sunny Mountain Portfolio	$920,000	$1,331,472	4.5%
East to West Solar Portfolio	11,000,000	11,153,400	37.4
Green Maple Portfolio	7,200,000	7,189,757	24.1
Magnolia Sun Portfolio	7,550,000	7,695,791	25.7
Canadian Northern Lights Portfolio	1,078,136	1,142,648	3.8
Subtotal	$27,748,136	$28,513,068	95.5%
Energy Efficiency Secured Loans:
LED Funding – SFS Project	$71,510	71,510	0.2%
LED Funding - CCVA Project	73,890	73,890	0.2
LED Funding – Universidad Project	97,787	97,787	0.4
Renew AEC One, LLC	1,085,508	1,085,508	3.7
Subtotal	$1,328,695	$1,328,695	4.5%
Total	$29,076,831	$29,841,763	100.0%

The counterparty to all the energy efficiency secured loans held by the company as of September 30, 2015 is a related party (See Note 5).

The composition of the company’s investments as of December 31, 2014, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Sunny Mountain Portfolio	$920,000	$989,115	36.1%
Green Maple Portfolio	700,000	699,677	25.6
Canadian Northern Lights Portfolio	1,068,136	1,048,709	38.3
Total	$2,688,136	$2,737,501	100.0%

The composition of the company’s investments as of September 30, 2015 by geographic region, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
South Region	$16,157,639	$16,420,076	55.0%
Northeast Region	8,545,043	8,561,510	28.7
Mountain Region	2,702,437	3,115,676	10.5
West Region	332,365	337,000	1.1
Mid-West Region	261,211	264,853	0.9
Total United States	$27,998,695	$28,699,115	96.2%
Canada:	1,078,136	1,142,648	3.8
Total	$29,076,831	$29,841,763	100.0%

The composition of the company’s investments as of December 31, 2014 by geographic region, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
Mountain Region	$920,000	$989,115	36.1%
Northeast Region	700,000	699,677	25.6
Total United States	$1,620,000	$1,688,792	61.7%
Canada:	1,068,136	1,048,709	38.3
Total	$2,688,136	$2,737,501	100.0%

The composition of the company’s investments as of September 30, 2015 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$27,748,136	28,513,068	95.5%
Energy Efficiency - Lighting Replacement	1,328,695	1,328,695	4.5
Total	$29,076,831	29,841,763	100.0%

The composition of the company’s investments as of December 31, 2014 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$2,688,136	$2,737,501	100.0%
Total	$2,688,136	$2,737,501	100.0%

Investments held as of September 30, 2015 and December 31, 2014 are considered Control Investments, which is defined as investments in companies in which the company own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investments, by major class, as of September 30, 2015, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$27,370,420	$27,370,420
Capital Stock	—	—	1,142,648	1,142,648
Energy Efficiency Secured Loans	—	—	1,328,695	1,328,695
Total	$—	$—	$29,841,763	$29,841,763

The following table presents fair value measurements of investments, by major class, as of December 31, 2014, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$1,688,792	$1,688,792
Capital Stock	—	—	1,048,709	1,048,709
Total	$—	$—	$2,737,501	$2,737,501

The following table provides a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the nine months ended September 30, 2015:

	Balance as of December 31, 2014	Net change in unrealized appreciation on investments	Purchases and other adjustments to cost (1)	Balance as of September 30, 2015
Limited Liability Company Member Interests	$1,688,792	$631,628	$25,050,000	$27,370,420
Capital Stock	1,048,709	83,939	10,000	1,142,648
Energy Efficiency Secured Loans	—	—	1,328,695	1,328,695
Total	$2,737,501	$715,567	$26,388,695	$29,841,763

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments and additional investments in existing investment, if any.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments for the three and nine months ended September 30, 2015 attributable to Level 3 investments still held at September 30, 2015 was $376,473 and $715,567, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the nine months ended September 30, 2015.

Net change in unrealized appreciation on investments at fair value for the three and nine months ended September 30, 2015 was $376,473 and $715,567, respectively, included within net change in unrealized appreciation on investments in the consolidated statements of operations. There were no net realized gains or losses on investments at fair value for the three and nine months ended September 30, 2015.

The following table provides a reconciliation of the beginning and ending balances for investments and secured borrowings that use Level 3 inputs for the period ended September 30, 2014:

	Balance as of April 25, 2014 (Commencement of Operations)	Net change in unrealized appreciation (depreciation) on investments	Purchases and other adjustments to cost (1)	Balance as of September 30, 2014
Limited Liability Company Member Interests	$—	$81,865	$920,000	$1,001,865
Total	$—	$81,865	$920,000	$1,001,865

(1)	Include purchases of new investment, capitalized deal costs and effects of purchase price adjustments, if any.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investment for the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014 attributable to Level 3 investments still held at September 30, 2014 was $81,865 and $81,865, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014.

Net change in unrealized appreciation (depreciation) on investment at fair value for the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014 was $81,865 and $81,865, respectively, included within net change in unrealized appreciation on investment in the consolidated statements of operations. There was no net realized gains or losses on investment at fair value for the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014.

As of September 30, 2015, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of September 30, 2015:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy - Solar	$28,513,068	Income, cost, and sales comparison approach	Discount rate, future Kwh production, and expense projections	7.0% - 8.30% 0.50% annual degradation in production
Energy Efficiency Secured Loans – Lighting Replacement	$1,328,695	Income, and collateral based approach	Market yields, and value of collateral	N/A

As of December 31, 2014, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2014:

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Assumption
Alternative Energy - Solar	$2,737,501	Income approach	Discount rate, and future Kwh production	8.30% 0.75% annual degradation in production

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

Note 5. Related Party Agreements And Transactions Agreements

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

Capital Gains Incentive Distribution — Special Unitholder	The capital gains incentive distribution will be determined and payable to the Special Unitholder in arrears as of the end of each fiscal quarter (or upon termination of the advisory agreement, as of the termination date) to the Special Unitholder, and will equal 20.0% of the company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any capital gain incentive distributions.

Liquidation Incentive Distribution — Special Unitholder	The liquidation incentive distribution payable to the Special Unitholder will equal 20.0% of the net proceeds from a liquidation of the company (other than in connection with a listing, as described below) in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital shall mean: cumulative gross proceeds generated from sales of shares (including the DRP) reduced for distributions to members of proceeds from non-liquidation dispositions of our assets and amounts paid for share repurchases pursuant to the Share Repurchase Program. In the event of any liquidity event that involves a listing of the company’s shares, or a transaction in which the company’s members receive shares of a company that is listed, on a national securities exchange, the liquidation incentive distribution will equal 20% of the amount, if any, by which the company’s listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing (the “listing premium”). Any such listing premium and related liquidation incentive distribution will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.

Operating Expense and Expense Assumption and Reimbursement Agreement	The company will reimburse the advisor’s cost of providing administrative services, legal, accounting and printing. The company will not reimburse the advisor for the salaries and benefits to be paid to the named executive officers. For the period beginning with the company’s breaking of escrow and beginning operations on April 25, 2014, and ending December 31, 2014, advisor assumed operating expenses for the company in an amount sufficient to keep total annual operating expenses (exclusive of interest, taxes dividend expense, borrowing costs, organizational and extraordinary expenses) of the company (“Expenses”) at percentages of average net assets of such class for any calculation period no higher than 6.0% for Class A Class C and Class I shares (the “Maximum Rates”), and (ii) the company shall reimburse advisor, within 30 days of delivery of a request in proper form, for such Expenses, provided that such repayments do not cause the total Expenses attributable to a share class during the year of repayment to exceed the Maximum Rates. The expense reimbursement agreement was amended in December 2014 to continue until the earlier of December 31, 2015 or the end of the offering. No repayments by the company to advisor shall be permitted after the earlier of (i) the company’s offering has expired or is terminated or (ii) December 31, 2016. Furthermore, if the advisory agreement is terminated or not renewed, the advisor will have no further obligation to limit expenses per the expense reimbursement agreement and the company will not have any further obligation to reimburse the advisor for expenses not reimbursed as of the date of the termination. For the nine months ended September 30, 2015, the advisor assumed certain operating expenses to ensure that the percentage of operating expenses to average net assets was no higher than 5% annually.

For the three and nine months ended September 30, 2015, the company incurred $404,895 and $1,063,488 in operating expenses including the management fees earned by the advisor, respectively. For the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014, the company incurred $279,016 and 446,685, respectively, in operating expenses including the management fees earned by the advisor. Additionally, the company became obligated for all pre-operating costs (not including organizational and offering costs) upon Commencement of Operations. As discussed above, the advisor assumed responsibility for all of the company’s operating expenses under the expense reimbursement agreement above the Maximum Rates which amounted to $232,084 and 336,062, respectively, for the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014. During the nine months ended September 30, 2015, the advisor elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period (reduced the Maximum Rates), which amounted to an expense reimbursement of $116,811 for the nine months ended September 30, 2015. Since average annual expenses were less than 5% for the three months ended September 30, 2015, the company recorded a net $65,355 payable to the adviser as reimbursement for assumption of past operating expenses.

Pursuant to the terms of the expense reimbursement agreement, the advisor has reimbursed the company a net amount of $765,531 of pre-operating and operating expenses inception to date. Such expenses may be expensed by the company and payable to the advisor under the terms outlined in the “Operating Expense and Expense Assumption and Reimbursement Agreement” section above.

For the three and nine months ended September 30, 2015, the advisor earned $163,257 and $327,560 in management fees, respectively. For the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014, the advisor earned $17,856 and $28,003, respectively, in management fees of which $11,081 and $21,228, respectively, were waived. The advisor had agreed to waive all management and incentive fees until the company made its’ first investment in a renewable energy or energy efficiency project or other energy related business, which occurred on September 1, 2014. While there were no incentive allocations earned to date by the advisor, the financial statements reflect a $75,295 incentive allocation for the three months ended September 30, 2015 and $143,114 incentive allocation for the nine months ended September 30, 2015, based upon net unrealized gains. The consolidated financial statements reflect a $16,373 incentive allocation for the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014 based upon net unrealized gains.

As of September 30, 2015, due to advisor on the consolidated statement of assets and liabilities in the amount of $94,692 is comprised of $65,352 due to the advisor in connection with the expense reimbursement agreement combined with a payable to the advisor for reimbursable Organization and Offering Costs in the amount of $29,340. As of December 31, 2014, due from advisor on the consolidated statement of assets and liabilities in the amount of $49,291 is comprised of $5,232 due from the advisor in connection with the expense reimbursement agreement combined with a payable from the advisor for excess Organization and Offering Costs reimbursed in the amount of $54,523. The company and advisor plan to cash settle any amounts due to / from advisor on a quarterly basis.

For the three and nine months ended September 30, 2015, the company paid $258,418 and $512,628, respectively, in dealer manager fees and $1,120,760 and $2,038,061, respectively, in selling commission to the company’s dealer manager, SC Distributors. For the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014, the company paid $28,854 and $49,729 in dealer manager fees and $78,134 and $177,899, respectively, in selling commission to the company’s dealer manager. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the company’s consolidated statement of operations.

On December 31, 2014, the advisor made a non-refundable capital contribution to the company in the amount of $193,000 to maintain the company’s net asset value per share at $8.50.

Transactions

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of the financial statement date, all loans are considered current per their terms.

The company may originate additional energy efficiency loans with the AEC Companies in the future as long as the terms and conditions are at or better than market standards.

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

The following table is a summary of the shares issued and repurchased during the period and outstanding as of September 30, 2015:

	Shares Outstanding as of December 31, 2014	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of September 30, 2015
Class A shares	1,097,844	2,560,312	(15,000)	3,643,156
Class C shares	84,964	143,775	—	228,739
Class I shares	53,537	656,707	—	710,244
Total	1,236,345	3,360,794	(15,000)	4,582,139

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2014:

	Shares Outstanding as of December 31, 2013	Shares Issued/ Redeemed During the Period (a)	Shares Outstanding as of December 31, 2014
Class A shares	20,200	1,077,644	1,097,844
Class C shares	—	84,964	84,964
Class I shares	—	53,537	53,537
Total	20,200	1,216,145	1,236,345

(a)	Per the company’s prospectus, the 100 shares purchased by the initial member were redeemed, without interest, when escrow was broken and the company commenced operations.

As of September 30, 2015 and December 31, 2014, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The LLC Agreement also authorizes the board of directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit.

Distribution Reinvestment Plan

The company adopted a distribution reinvestment plan (“DRP”) through which the company’s shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the offering. As of September 30, 2015 and December 31, 2014, $50,000,000 in shares were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of September 30, 2015 and December 31, 2014, 70,424 and 8,943 shares, respectively, were issued under the DRP.

Share Repurchase Program

During the quarter ended September 30, 2015, the company commenced a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold shares to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program includes numerous restrictions that will limit a shareholders ability to sell shares. Unless the board of directors determines otherwise, the company will limit the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the distribution reinvestment plan. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. As of September 30, 2015, the company repurchased 15,000 Class A shares at a total purchase price of $135,375, pursuant to the company’s share repurchase program. We have received an order for our repurchase program from the SEC under Rule 102(a) of Regulation M under the Exchange Act. In addition, our repurchase program is substantially similar to repurchase programs for which the SEC has stated it will not recommend enforcement action under Rule 13e-4 and Regulation 14E under the Exchange Act.

Note 7. Distributions

On July 31, 2015, August 31, 2015 and September 30, 2015, with the authorization of the company’s board of directors, the company declared distributions on each outstanding Class A, C and I shares for the quarter ending September 30, 2015. These distributions were calculated based on shareholders of record for each day in an amount equal to $0.0016438 per share per day (less the distribution fee with respect to Class C shares).

The following table reflects the distributions declared during the nine months ended September 30, 2015:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 2, 2015	$35,820	$30,024	$65,844
March 2, 2015	35,691	30,341	66,032
April 1, 2015	46,720	38,120	84,840
May 1, 2015	53,139	46,808	99,947
June 1, 2015	61,499	57,380	118,879
July 1, 2015	69,501	65,739	135,240
August 3, 2015	82,395	81,426	163,821
September 1, 2015	95,124	95,081	190,205
October 1, 2015	104,797	109,643	214,440
Total	$584,686	$554,562	$1,139,248

The following table reflects the distributions declared during the period from Commencement of Operations (April 25, 2014) through September 30, 2014:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
October 1, 2014	$4,987	$13,921	$18,908
Total	$4,987	$13,921	$18,908

Note 8. Commitments and Contingencies

Commitments: Pursuant to separate engineering, procurement and construction contracts (“EPC Contracts”), the company, subject to certain conditions, has committed to construct six solar power facilities that comprise the Green Maple Portfolio as of September 30, 2015. While the remaining costs to complete all six locations under the six EPC Contracts is approximately $4,388,000, the company has firm loan commitments in place to fund approximately $3,200,000 of these costs as of September 30, 2015. Thus, the net commitment to complete construction of these six facilities is approximately $1,188,000.

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of September 30, 2015, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to various loan agreements between operating subsidiaries of the East to West Solar portfolio and various financial institutions, East to West Solar LLC, a wholly owned subsidiary of GREC, has pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates from February 2018 through March 2021. In addition, East to West Solar LLC, GREC and the company have provided an unsecured guaranty on approximately $10,446,000 of the term loans as of September 30, 2015.

Note 9. Financial Highlights

The following is a schedule of financial highlights of the company attributed to common stockholders for the nine months ended September 30, 2015 and for the period from Commencement of Operations (April 25, 2014) through September 30, 2014. The company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I shares as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes.

	For the nine months ended September 30, 2015	For the period from Commencement of Operations (April 25, 2014) through September 30, 2014
Per share data attributed to common shares (1):
Net proceeds before offering costs (2)		$9.43
Offering costs		(0.84)
Net proceeds after offering costs		8.59
Net Asset Value at beginning of period	$8.50	—
Net investment income (loss)	0.19	(0.28)
Net unrealized appreciation / (depreciation) on investments and foreign currency translation	0.28	0.21
Net increase (decrease) in net assets resulting from operations	0.47	(0.07)
Shareholder distributions	(0.45)	(0.06)
Other (3)	—	0.04
Net increase (decrease) in members’ equity attributed to common shares	0.02	(0.09)
Net asset value for common shares at end of period	$8.52	$8.50
Total return attributed to common shares based on net asset value (4)	5.41%	(9.44)%
Common shareholders’ equity at end of period	$39,030,260	$3,858,084
Common shares outstanding at end of period	4,582,139	454,153
Ratio/Supplemental data for common shares (annualized) (4)(5):
Ratio of net investment income (loss) to average net assets	3.02%	(7.53)%
Ratio of operating expenses to average net assets	5.88%	7.56%

(1)	The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2015 and during the period of April 25, 2014 through September 30, 2014, which was 2,555,916 and 321,122, respectively.

(2)	Net proceeds before offering costs, for the period from Commencement of Operations (April 25, 2014) through September 30, 2014, is greater than $9.025 since a significant number of shares was sold with less than the maximum commission and dealer manager fee charged.
(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and organizational costs which are not included in operating expenses nor subject to the expense reimbursement agreement and the impact of shares at a price other than the net asset value.
(4)	Net asset value would have been lower, for the period from Commencement of Operations (April 25, 2014) through September 30, 2014, if the advisor had not agreed to waive management fees and reimburse the company for expenses above the Maximum Rates as of September 30, 2014.

(5)	Total return, ratio of net investment income and ratio of operating expenses to average net assets for the nine months ended September 30, 2015, prior to the effect of the expense reimbursement agreement were 5.09%, 2.29% and 6.60%, respectively. Total return, ratio of net investment loss and ratio of operating expenses to average net assets for the period from Commencement of Operations (April 25, 2014) through September 30, 2014, prior to the effect of the expense assumption and reimbursement agreement and the management fee waiver were (18.26)%, (37.75)% and 37.78%, respectively. Allocation of net assets to special unitholder has not been included in determining net investment income or operating expenses used in the ratio calculations.
(6)	The company’s net investment loss, for the period from Commencement of Operations (April 25, 2014) through September 30, 2014, has been annualized assuming consistent results over a full fiscal year, however, this may not be indicative of a full fiscal year due to the company’s brief period of operations through September 30, 2014.

Note 10. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the financial statements or would be required to be recognized in the consolidated financial statements as of and for the period ended as of September 30, 2015 (unaudited) and the year ended December 31, 2014, except as discussed below.

On October 2, 2015, the company acquired the membership interests in a limited liability company which owns the rights to construct a solar facility on the landfill in Hartford, Vermont. The total purchase price for the limited liability company membership interests and the cost to develop is expected to be approximately $1,900,000.

On October 6, 2015, Williamstown Old Town Road LLC, Novus Royalton LLC, GLC Chester Community Solar LLC and Charter Hill Solar LLC, all indirect, wholly owned subsidiaries included in the Green Maple Portfolio, individually entered in loan agreements with the Vermont Economic Development Authority (“VEDA”) to borrow at total of approximately $3,200,000. The terms of all the loans include 1) a term of one hundred and forty seven (147) months with principal repayments commencing in the fourth month; and 2) interest thereon at a variable rate, tied to VEDAs prime rate, with an initial rate of 2% While the individual subsidiaries of Green Maple LLC have pledged all their assets as collateral, Green Maple LLC, GREC and the company have individually provided an unsecured guaranty on these loans.

On November 1, 2015, the company acquired an additional 35 residential, roof top solar systems in province of Ontario, Canada for a purchase price of CDN$772,000. These solar assets will be included in the Canadian Northern Lights Portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the company’s consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q.

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

Overview

Greenbacker Renewable Energy Company LLC, (the “LLC”) a Delaware limited liability company, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects and other energy-related businesses as well as finance the construction and/or operation of these and sustainable development projects and businesses. The LLC plans to conduct substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. The LLC and GREC (collectively “we”, “us”, “our”, and the “company”) are managed and advised by Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency, sustainability and other energy related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act. The LLC’s fiscal year end is December 31.

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

Pursuant to the Offering which commenced on August 5, 2013, we are offering on a continuous basis up to $1,500,000,000 in shares of our limited liability company interests, consisting of up to $1,250,000,000 of shares in the Primary Offering and up to $250,000,000 of shares pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the Offering. The company’s offering period which was scheduled to terminate two years after the initial offering date, or August 8, 2015, was extended through August 8, 2016 by the company’s board of directors on July 30, 2015. After the finalization of the September 30, 2015 net asset value, the current offering price of the Class A shares is $10.000 per share, the current offering price of the Class C shares is $9.576 per share and the current offering price of the Class I shares is $9.186 per share.

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

Through participation in the distribution reinvestment program, our advisor and affiliate as of September 30, 2015 owned 21,595 and 182,644 shares, respectively. As of September 30, 2015, we had received subscriptions for and issued 4,582,139 of our shares (including shares issued under the distribution reinvestment plan) for gross proceeds of $45,185,297 (before dealer-manager fees of $720,770 and selling commissions of $2,732,221 for net proceeds of $41,732,306).

Current Competition in the Alternative Energy - Solar Marketplace

The solar financing market as a whole started as a cottage industry where developers would bring together high net worth investors to fund single solar and wind transactions. While successful in jump starting the industry, true capital formation is a relatively new phenomenon and is not as well developed as in other asset classes. Currently in the alternative energy – solar marketplace, there are several sources of capital:

•	Developer/ Owner Operators. The major competition we face in the market for the assets we target comes from privately backed Developer/ Owner Operators. The capital from these organizations has generally been sourced from a combination of Family Offices/ Private Equity Funds and Hedge Funds. These organizations are generally set up as developers, with return expectations in the 20-30% range. However to facilitate the most favorable exit for the sponsors, the Developer/ Owner Operators seek to accumulate a significant portfolio of operating assets to provide a base level of stable and predictable earnings for the enterprise. Through a combination of developer profits and leverage they are able to generate satisfactory ongoing returns with the bulk of the upside being generated for the Sponsors through the exit. We are of the opinion this group of buyers will ultimately be capital constrained particularly in circumstances where equity markets experience a downturn.

•	Single Purpose Limited Partnerships. These entities are typically funded by high net worth individuals or family offices and are generally focused on a small number of deals as they have a limited amount of capital to invest.

•	Utilities, Institutional investors (including large life insurance companies), Pension Funds and Infrastructure Funds. This sector dominates investment in the larger projects (i.e. $100m or greater). Because scale is always an important consideration for larger institutions we tend not to encounter this group in the markets we target.

•	Yieldcos. Following the filing of company’s Registration Statement with the SEC, several U.S. companies registered and listed public vehicles designed to generate steady tax deferred distributions to investors through the ownership and operation of traditional and renewable energy generation assets. There are currently 6 large vehicles, known as “Yieldco’s” listed on various stock exchanges around the United States as well as several other very small public companies. The YieldCo strategy provides an opportunity for large Independent Power Producers to source cost effective capital to fund the ownership of contracted generation assets thus freeing up their own capital for other higher returning activities elsewhere in their businesses. Initially the YieldCo strategy proved very effective and delivered the IPP’s a cost of capital very much in line with our own. With the market volatility over the past six months, we have seen a dramatic reduction in Yieldco’s project acquisition activity.

In management’s view, the company has been competitive in bidding for solar assets against all these sources of capital and maintains a significant pipeline of deals which can be consummated as offering proceeds are raised.

Opportunities in Solar Power Today

We believe that the greatest opportunity exists within the Small Utility Scale segment of the market where the company can buy assets with similar attributes to the Large Utility Scale projects (Investment Grade off taker, same equipment and warrantees, same O&M etc.) but where returns are higher. In our view, there is a significant opportunity to aggregate portfolios of high quality Small Utility Scale projects working with experienced developers looking for a reliable and sustainable source of capital to increase the certainty of them closing transactions. As a result, we have been focusing on building relationships with respected developers with a view to acquiring pipelines of projects rather than one-off deals. By working closely with developers to efficiently close their transactions, we are seeking to create a sustainable competitive advantage which will lead to recurring and consistent deal flow. Importantly our strategy is differentiated from the Developer/ Owner Operators mentioned above because we do not ever seek to compete with the developers but rather to work in lock-step with them such that they can achieve sustainable development profits and we have access to pipelines of transactions, which align with our current investment strategy and focus.

Factors Impacting Our Operating Results

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

Electricity prices. All of our projects benefit from take-or-pay contracts to sell 100% of the power we generate on the contracted terms. On average the contracts on our existing portfolio have approximately 16 years left prior to being exposed to market prices. The credit standing of the contract counterparty is a particular focus in situations where the contracts have a price escalator as there will always be a temptation to try to get around the contract if the contract pricing deviates materially from the market price. If the contract is with a public or investment grade entity, we can generally get comfortable that the contract terms will be honored. The only exception might apply in situations where rising electricity prices could create pressure around a political change in a particular state or locale.

Due to the take-or-pay nature of the contracts, management believes that the company is largely insulated from the day to day price volatility of the electricity markets. With that said, it would be imprudent of us not to keep an eye to what is happening across the electricity markets and to stay abreast of developments in the industry as they occur. Over recent years, we have seen a lot of volatility in gas prices and yet that volatility has been slow to translate into movements in the electricity prices. Electricity pricing is a function of a range of factors and the price of gas is just one component. Electricity prices also include a recovery of the cost of the generation plant, the labor to operate it, the cost to transport the fuel to the plant, the cost to wheel the power to the customer, the cost to administer the utility, etc., so gas price volatility is less impactful on the delivered price of electricity than one might expect.

The U.S. Energy Information Agency of the Department of Energy anticipates that electricity prices will rise by between 2.5% and 3.0% nationally for the next 20 years (on a nominal basis). Assuming the price at which we sell the power under our contracts is set at a discount to the current electricity price and the escalator (to the extent there is one) is less than 2.5% per annum, we expect the contracted price will remain close to, if not below, the market price of the electricity throughout the entire term of the contract.

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

Regulatory matters Regulatory and tax policy at the federal and state levels tends to be forward looking rather than retrospective. As a result, we do not see many regulatory or tax issues impacting any assets we already own or buy during the operation of a particular regulatory or tax regime.

With that said, there may be changes in the future which could impact the returns on future transactions, all of which will be factored into our buying decisions at that time. In the past, we have seen government policy drive a lot of development activity. For example, when the government announces the phasing out of a tax incentive, developers race to get projects to a stage that ensures the project qualifies for the incentive. That kind of activity is generally short lived but can skew the investment supply and demand dynamic.

From the federal perspective, changes in tax and regulatory policy could negatively affect prospective returns. Federal tax incentives are comprised of Modified Accelerated Cost Recovery System (MACRS) depreciation and the Investment Tax Credit (ITC). MACRS results in accelerated depreciation of renewable assets over a 5.5 year period but given the wide application of MACRS to other asset classes we believe it is less susceptible to change than the ITC. The ITC is a tax incentive that allows an investor to take up to 30% of the installed cost of a solar system as a federal tax credit. This rule currently has a sunset provision which will lower the benefit from 30% to 10% starting at the end of 2016. Again we do not anticipate any changes occurring to the ITC prior to 2016 with the possible exception of an extension of the 30% regime to later years. The anticipated change from 30% to 10% on its own will reduce the economics for a project but it will not impact our returns as it will have been factored into the price at which we purchased the project.

It is also important to note that solar is now at or below grid parity in 45 states with the anticipation that the reduction in the ITC could reduce that statistic to about 35 states. We believe that continued reductions in the cost of renewable power installations will mitigate the effects of the expiration of the ITC.

Other kinds of regulatory changes that could negatively impact returns include the introduction of some kind of value added tax either at a federal or state level, changes to property tax regimes, any kind of targeted tax on the income of renewable energy generation assets, etc. None of these possible changes appear likely any time soon but it is impossible predict the future with any real certainty.

Generally speaking the policy changes that have occurred over the past eight years at the U.S. Environmental Protection Agency and U.S. Department of Energy have been very positive for renewables with stronger emission regulations and other mandates improving the case for renewable energy assets. In addition the US Energy Information Association forecasts that approximately 65,000 MW of older generating capacity will be retired and go offline by 2020 all of which will need to be replaced by new energy sources. Their current prediction is that at least 50% of that replacement will come from new renewable generating capacity (approximately 25% by wind and 25% by solar).

The regulatory market for electric power is highly fragmented with each state having significant say in the function of their respective electricity markets. The states are the primary regulator for the utilities themselves and therefore you see widely divergent policies at the state level. Some states, for example, allow utilities to be vertically integrated producers of power as well as operators of the grid while others have separated those functions entirely. We believe that this diversity is a benefit for our program as the states have been highly adept at advancing programs designed to benefit renewable energy with or without federal government support. There are currently 29 states that have developed a renewable portfolio standard. As a result, we see state regulatory issues as a shifting mosaic of opportunities where some markets will become opportunities while others become less attractive on a prospective basis.

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

We have adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements), or (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term ‘substantial doubt’ and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management is currently evaluating the impact of adopting this new accounting guidance on the company’s consolidated financial statement.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2015, the company invested in numerous solar generation facilities as follows:

East to West Solar Portfolio

As of January 30, 2014, the company acquired a 9.789 Megawatts of operating solar power facilities located on 13 sites in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina for a gross purchase price of approximately $17,250,000. The portfolio was acquired with approximately $9,073,000 of project financing debt in place with a commercial bank and a municipal entity with interest rates originally ranging from 5.5% to 7.5% annually.

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

The purchase of the Gainesville Solar facilities was funded through equity investment by the company of $4,100,000. In total, these two systems are expected to produce enough electricity to power approximately 336 homes for one year of typical use. In conjunction with the purchase of these facilities, the company drew down an additional $1,691,000 in funds from a commercial bank at an annual interest rate of 6.25% as well as renegotiating all outstanding debt with that entity to an annual interest rate of 6.25%.

 Magnolia Sun Portfolio

On August 19, 2015, the company acquired four solar facilities in Tennessee, with a total generation capacity of 3.0 Megawatts, for a gross purchase price of approximately $7,500,000. The four assets acquired within the Magnolia Sun Portfolio (named “Powerhouse One”), consist of commercial grade, ground mounted solar systems located on leased property within a five mile radius in Fayetteville, Tennessee. Electricity produced by the portfolio is sold under long term Power Purchase Agreements (“PPAs”) with two Investment Grade counterparties; the Tennessee Valley Authority and Fayetteville Public Utilities. The PPAs have an average remaining contract life of approximately 16 years.

In total, the four solar generating assets in Powerhouse One are expected to produce, in total, approximately 4,392,000 Kilowatt hours of power each year; enough electricity to power approximately 495 homes for one year of typical use.

Green Maple Portfolio

In the fourth quarter of 2014, the company committed to construct five solar power facilities that originally comprised the Green Maple Portfolio. On September 10, 2015, the company acquired Proctor GLC Solar LLC which owns the rights to construct a solar facility in Proctor, Vermont. This 708.75 kW DC system has a solar servicing agreement (SSA) in place with a municipal entity to purchase 100% of the energy generated by the system for 20 years. This facility is under construction as of September 30, 2015 and should be operational prior to the end of 2015.

As of September 30, 2015, four of the six facilities are operational and generating power while the fifth should be operational in the fourth quarter of 2015. While the remaining costs to complete all six locations under their respective EPC Contracts is approximately $4,388,000, the company entered into various loan agreements with the Vermont Economic Development Authority which will fund approximately $3,200,000 of the remaining costs to complete construction of these facilities.

On October 2, 2015, the company acquired Hartford Solarfield LLC which owns the rights to construct a solar facility on the landfill in in Hartford, Vermont. This 748.44 kW DC system has an SSA in place with a municipal entity to purchase 100% of the energy generated by the system for 20 years. Construction on this facility commenced in October 2015 with an operational date expected to be early 2016.

With the inclusion of owned and “under construction” assets, Greenbacker will operate approximately 20 Megawatts of operating solar power facilities throughout the United States and Canada.

Energy Efficiency Loans

During the quarter ended September 30, 2015, the company entered into three separate short term, secured loans with LED Funding LLC to fund the purchase and installation of energy efficient lighting in three commercial locations in Puerto Rico, United States. The maximum combined amount of the loans is $575,000. At the end of the installation period, to be no more than 90 days unless extended, the company will enter into a Conditional Asset Purchase Agreement to acquire the assets from LED Funding LLC and lease them back to the seller for a period of seven years. At the end of the lease term, the fixtures revert to the original owner.

On September 24, 2015, the company entered into a secured loan agreement with Renew AEC One, LLC to fund the installation and purchase of energy efficiency lighting in a warehouse in Pennsylvania. The amount of the loan, which will not exceed $1,100,000, bears an interest rate of 10% per annum plus an annual fee of 2%, The principal is amortized over the ten year life of the loan which ends in September 2025.

LED Funding LLC and Renew AEC One LLC (“AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of the financial statement date, all loans are considered current per their terms.

Investment Summary

The following table presents the purchases of new or existing investments for the nine months ended September 30, 2015 and for the period from Commencement of Operations (April 25, 2014) through September 30, 2014:

	For the nine months ended September 30, 2015	For the period Commencement of Operations (April 25, 2014) through September 30, 2014
Alternative Energy - Solar
Sunny Mountain Portfolio	$—	$920,000
Canadian Northern Lights Portfolio	10,000	—
East to West Solar Portfolio	11,000,000	—
Green Maple Portfolio	6,500,000	—
Magnolia Sun Portfolio	7,550,000	—
Energy Efficiency Secured Loans
LED Funding – SFS Project	71,510	—
LED Funding - CCVA Project	73,890	—
LED Funding – Universidad Project	97,787	—
Renew AEC One, LLC	1,085,508	—
Total	$26,388,695	$920,000

The composition of the company’s investments as of September 30, 2015, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar
Sunny Mountain Portfolio	$920,000	$1,331,472	4.5%
Canadian Northern Lights Portfolio	1,078,136	1,142,648	3.8
East to West Solar Portfolio	11,000,000	11,153,400	37.4
Green Maple Portfolio	7,200,000	7,189,757	24.1
Magnolia Sun Portfolio	7,550,000	7,695,791	25.7
Energy Efficiency Secured Loans
LED Funding – SFS Project	71,510	71,510	0.2
LED Funding - CCVA Project	73,890	73,890	0.2
LED Funding – Universidad Project	97,787	97,787	0.4
Renew AEC One, LLC	1,085,508	1,085,508	3.7
Total	$29,076,831	$29,841,763	100.0%

The composition of the company’s investments as of December 31, 2014, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Sunny Mountain Portfolio	$920,000	$989,115	36.1%
Canadian Northern Lights Portfolio	1,068,136	1,048,709	38.3
Green Maple Portfolio	700,000	699,677	25.6
Total	$2,688,136	$2,737,501	100.0%

The composition of the company’s investments as of September 30, 2015 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$27,748,136	$28,513,068	95.5%
Energy Efficiency Secured Loans	1,328,695	1,328,695	4.5
Total	$29,076,831	$29,841,763	100.0%

The composition of the company’s investments as of December 31, 2014 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$2,688,136	$2,737,501	100.0%
Total	$2,688,136	$2,737,501	100.0%

Results of Operations

On March 28, 2014, we had satisfied the minimum offering requirements and on April 25, 2014, commenced operations.

Revenues. Dividend income for the three and nine months ended September 30, 2015 totaled $735,000 and $1,425,000, respectively, while interest income earned on our cash and cash equivalents amounted to $5,773 and $7,634, respectively. Interest income earned on our cash and cash equivalents for the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014 totaled $304 and $384, respectively.

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

Expenses. For the three and nine months ended September 30, 2015, the company incurred $404,895 and $1,063,488 in operating expenses, respectively, including the management fees earned by the advisor. For the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014, the Company incurred $279,016 and $446,685, respectively in operating expenses including the management fees earned by the advisor. While the advisor has assumed responsibility for all of the company’s operating expenses under the expense reimbursement agreement above the Maximum Rate (defined below). During the nine months ended September 30, 2015, the advisor elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period (reduced the Maximum Rates), which amounted to an expense reimbursement of $116,811for the nine months ended September 30, 2015. Since average annual expenses were less than 5% for the three months ended September 30, 2015, the company recorded a net $65,355 payable to the adviser as reimbursement for assumption of past operating expenses.

For the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014, the management fees amounted to $17,856 and $28,003, respectively, of which $11,081 and $21,228, respectively, were waived by our advisor. While other expenses during the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014 amounted to $261,160 and $418,682, respectively, including $0 and $222,734 of pre-operating expenses, our advisor assumed responsibility for operating expenses above the Maximum Rates as of September 30, 2014, which amounted to $232,084 and $558,796 during the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014, respectively.

For the three and nine months ended September 30, 2015, the advisor earned $163,257 and $327,560 in management fees, respectively. While there were no incentive allocations earned to date by the advisor, the financial statements reflect a $75,295 incentive allocation for the three months ended September 30, 2015 and $143,114 incentive allocation for the nine months ended September 30, 2015, based upon net unrealized gains.

Pursuant to the terms of the expense reimbursement agreement, the advisor has paid for pre-operating and operating expenses from inception to date on behalf of the company. Such expenses may be expensed by the company and payable to the advisor under the terms outlined in the expense reimbursement agreement. For the nine months ended September 30, 2015, our advisor assumed operating expenses for the company in an amount of $116,811, to keep total annual operating expenses (exclusive of interest, taxes, dividend expense, borrowing costs, organizational and extraordinary expenses) of the company at percentages of average net asset for any calculation period no higher than 5.0% for Class A Class C and Class I shares (the “Maximum Rates”), and (ii) the company shall reimburse advisor, within 30 days of delivery of a request in proper form, for such expenses, provided that such repayments do not cause the total expenses attributable to a share class during the year to exceed the Maximum Rate. Since average annual expenses were less than 5% for the three months ended September 30, 2015, the company recorded a net $65,355 payable to the adviser as reimbursement for assumption of past operating expenses. The expense reimbursement agreement was amended in December 2014 to continue until the earlier of December 31, 2015 or the end of the offering. No repayments by the company to our advisor shall be permitted after the earlier of (i) the company’s offering has expired or is terminated or (ii) December 31, 2016. Furthermore, if the advisory agreement is terminated or not renewed, the advisor will have no further obligation to limit expenses per the expense reimbursement agreement and the company will not have any further obligation to reimburse the advisor for expenses not reimbursed as of the date of the termination. During the nine months ended September 30, 2015, the advisor reduced the Maximum Rates to ensure that the percentage of operating expenses, as defined, to average net assets was no greater than 5% annualized.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments. Net realized and unrealized gains and losses from our investments are reported on the consolidated statements of operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. While we recognized no realized gains or losses for the three and nine months ended September 30, 2015, a net change in unrealized appreciation (depreciation) on investments of $376,473 and $715,567, respectively, was recorded during the three and nine months ended September 30, 2015. For the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014, we had no net realized gains or losses and $81,865 in unrealized appreciation (depreciation) recorded in the consolidated statements of operations.

Changes in Net Assets from Operations. For the three and nine months ended September 30, 2015, we recorded a net increase in net assets resulting from operations of $646,996 and $1,201,524, respectively. For the three months and period from Commencement of Operations (April 25, 2014) through September 30, 2014, we recorded a net increase (decrease) in net assets resulting from operations of $29,945 and $(23,519), respectively.

Changes in Net Assets, Net Asset Value and Offering Prices. Based on the net asset value with respect to the quarter ended September 30, 2015, the offering price of our shares has not changed and we are continuing to sell shares at their original prices of $8.50 plus commissions. However, the net asset value per share and the offering prices would have decreased since Commencement of Operations as well as for the quarter ended September 30, 2015 if the advisor had not absorbed and deferred reimbursement for a significant portion of the company’s operating expenses since it began its operations. Without the absorption of certain operating expenses contributed from the advisor, the net asset value as of September 30, 2015 would have been $8.49.

On December 29, 2014, we entered into a capital contribution agreement with our advisor and Greenbacker Group LLC, a direct owner of our advisor, pursuant to which a non-refundable, non-interest-bearing capital contribution to the company in the amount of $193,000 was made on December 31, 2014, to maintain the company’s net asset value per share at $8.50.

Liquidity And Capital Resources

As of September 30, 2015 and December 31, 2014, we had $9,841,838 and $7,567,061 in cash and cash equivalents, respectively. We will use significant cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash will generally consist of:

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

Operating entities of the company, which are accounted for as investments using fair value in the company’s financial statements under ASC 820, had approximately $10,446,000 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West Solar Portfolio as of September 30, 2015. The company and GREC provided an unsecured guarantee on the repayment of these loans. During the quarter ending June 30, 2015, the company renegotiated interest rates on all outstanding loans with interest rates greater than 6.25% to 6.25% prospectively. The notes payable weighted average interest rate was 6.01%.

The following table summarizes the notes payable balances of the East to West Solar Portfolio as of September 30, 2015:

	Interest Rates
	Range	Weighted Average	Maturity Date	September 30, 2015
Fixed rate notes payable	5.50% - 6.25%	6.01%	02/10/2018 - 03/31/2021	$10,446,000

The principal payments due on the notes payable for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year ending December 31:	Principal Payments
2015	216
2016	594
2017	628
2018	1,704
2019	593
Thereafter	6,711
$10,446

On October 6, 2015, Williamstown Old Town Road LLC, Novus Royalton LLC, GLC Chester Community Solar LLC and Charter Hill Solar LLC, all indirect, wholly owned subsidiaries included in the Green Maple Portfolio, individually entered in loan agreements with the Vermont Economic Development Authority (“VEDA”) to borrow at total of approximately $3,200,000. The terms of all the loans include 1) a term of one hundred and forty seven (147) months with principal repayments commencing in the fourth month; and 2) interest thereon at a variable rate, tied to VEDAs prime rate, with an initial rate of 2% While the individual subsidiaries of Green Maple LLC have pledged all their assets as collateral, Green Maple LLC, GREC and the company have individually provided an unsecured guaranty on these loans. On November 3, 2015, VEDA provided a loan commitment in the amount of $673,200 to Pittsford GLC Solar, a wholly owned subsidiary of Green Maple LLC with an expected execution prior to December 31, 2015. The company expects to continue to avail itself of low cost financing provided by VEDA as we further expand our solar facilities in Vermont (see Note 10 to the Consolidated Financial Statements).

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

Hedging Activities

While we may seek to stabilize our financing costs as well as any potential decline in our investments by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk, we have not entered into any interest rate derivative transactions as of September 30, 2015 and currently have no immediate plans to do so.

In regard to our investment in the Canadian Northern Lights Portfolio, with 80 solar assets located in and around Toronto, Ontario, Canada (including locations purchased subsequent to period end), we have foreign currency risk related to our revenue and operating expenses which are denominated in the Canadian dollars as opposed to the U.S. dollar. While we are currently of the opinion that the currency fluctuation between the Canadian and US dollar will not have a material impact on our operating results, we may in the future enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk if we believe not doing so would have a material impact our results of operations.

Contractual Obligations

While the company does not include a contractual obligations table herein as all obligations of the company are short-term, we have included the following information related to commitments of the company to further assist investors in understanding our outstanding commitments.

Advisory Agreement - GCM, a private firm that is registered as an investment adviser under the Advisers Act serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us. The advisory agreement was previously approved by our board of directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for a period of one year from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of our independent directors. The advisory agreement was re-approved in March 2015 for the one-year period commencing April 25, 2015.

Pursuant to the advisory agreement, GCM is authorized to retain one or more subadvisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any subadvisor to ensure that material information discussed by management of any subadvisor is communicated to our board of directors, as appropriate. If GCM retains any subadvisor, our advisor will pay such subadvisor a portion of the fees that it receives from us. We will not pay any additional fees to a subadvisor. While our advisor will oversee the performance of any subadvisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any subadvisor. As of September 30, 2015, no subadvisors have been retained by GCM.

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

Administration Agreement - Greenbacker Administration LLC, a Delaware limited liability company and an affiliate of our advisor, will serve as our Administrator. As of September 30, 2015, Greenbacker Administration LLC has delegated certain of its administrative functions to US Bancorp Financial Services LLC. Greenbacker Administration LLC may enter into similar arrangements with other third party administrators, including with respect to cash management and fund accounting services. In the future, Greenbacker Administration LLC may perform certain asset management and oversight services, as well as asset accounting and administrative services, for the company. It is anticipated, however, that Greenbacker Administration LLC will delegate such administrative functions to third parties in order to recognize certain operational efficiencies for the benefit of the company.

Green Maple Solar Portfolio – Pursuant to separate engineering, procurement and construction contracts (“EPC Contract”), the company, subject to certain conditions, has committed to construct six solar power facilities that comprise the Green Maple Portfolio as of September 30, 2015. While the remaining costs to complete all six locations under the six EPC Contracts is approximately $4,388,000, the company has firm loan commitments in place to fund approximately $3,200, 000 as of September 30, 2015.

Pledge of Collateral and Unsecured Guarantee of loans to subsidiaries: Pursuant to various loan agreements between operating subsidiaries of the East to West Solar portfolio and various financial institutions, East to West Solar LLC, a wholly owned subsidiary of GREC, has pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2021. In addition, East to West Solar LLC, GREC and the company have provided an unsecured guaranty on approximately $10,446,000 of term loans as of September 30, 2015.

Renewable Energy Credits: For certain solar energy systems in the U.S., the company may receive incentives or subsidies from various state governmental jurisdictions in the form of renewable energy credits (“RECs”). Typically, one of the company’s wholly owned, sole member LLCs enter into five to ten year binding contractual arrangements with utility companies or other investors who purchase RECs at fixed rates. REC revenue is recognized by our wholly owned, sole member LLCs at the time that entity has transferred a REC pursuant to an executed contract relating to the sale of the RECs to a third party. If production does not occur on the systems for which we have sale contracts for our RECs, we may have to purchase RECs on the spot market or pay specified contractual damages. Based upon current projections of electricity production, we do not expect a requirement to purchase RECs to fulfill our current REC sales contracts.

Recording of a sale of RECs under U.S. GAAP are accounted for under ASC 605, Revenue Recognition. There are no differences in the process and related revenue recognition between REC sales to utilities and non-utility customers. Revenue is recorded in our wholly owned, sole member LLCs when all revenue recognition criteria are met, including: there is persuasive evidence an arrangement exists (typically through a contract), services have been rendered through the production of electricity, pricing is fixed and determinable under the contract and collectability is reasonably assured. The accounting policy adopted by our wholly owned, sole member related to RECs is that the revenue recognition criteria are met when the energy is produced and a REC is generated and transferred to a third party.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002
101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 12, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2015	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: November 12, 2015	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC

