Form 10-K
period 2015-12-31
Greenbacker Renewable Energy Co LLC
filed 2016-03-10
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 4, 2016, the registrant had 8,352,791 shares of common stock, $0.001 par value, outstanding.

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

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

Greenbacker Renewable Energy Company LLC, a Delaware limited liability company formed on December 4, 2012, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. The LLC and GREC (collectively “we”, “us”, “ours”, and the “company”) are externally managed and advised by Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company. The LLC’s fiscal year end is December 31.

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

On March 28, 2014, the company met the initial offering requirement of $2,000,000, and on April 25, 2014 held the initial closing. Since the initial closing and through November 4, 2015, the company sold shares on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. For the period November 5, 2015 through February 4, 2016, the company sold shares on a continuous basis at a price of $10.024 per Class A share, $9.599 per Class C share and $9.208 per Class I share. Since February 5, 2016, the company has been selling shares on a continuous basis at a price of $10.048 per Class A share, $9.621 per Class C share and $9.230 per Class I share.

Management considered the breaking of escrow, which occurred on April 25, 2014, to be the beginning of the company’s operations. Accordingly, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the prior year is presented for the period from April 25, 2014 (commencement of operations) through December 31, 2014. Commencing on June 30, 2014 which was the end of the first full quarter after the minimum offering requirement was satisfied, and each quarter thereafter, our advisor, utilizing the services of an independent valuation firm when necessary, reviews and approves the net asset value for each class of shares, subject to the oversight of the board of directors. The company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the net asset value per share on the most recent valuation date increases above or decreases below the net proceeds per share, the company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below net asset value per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to the dealer manager. Commencing on June 30, 2014, the shares are offered in the primary offering at a price based on the most recent valuation, plus related selling commissions, dealer manager fees and organization and offering expenses. Five days after the completion of each quarter end valuation, shares will be offered pursuant to the distribution reinvestment plan at a price equal to the current offering price per each class of shares, less the sales selling commissions and dealer manager fees associated with that class of shares in the primary offering.

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

Our ongoing goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as renewable energy certificates (“RECs”) and energy efficiency certificates (“EECs”), which are generated by the projects and the sale of by-products such as organic compost materials. Initially, we have focused on solar energy and wind energy projects as well as energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes and therefore we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives, make wind energy and other types of projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Generally, the demand for power in the United States tends to be higher at those times due to the use of air conditioning and as a result energy prices tend to be higher. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established and is a relatively simple process to integrate new acquisitions and projects into our portfolio. Unlike solar energy projects, maximum wind power energy generation occurs in the winter months as the occurrence of wind is generally greater than in the summer months. Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem an opportunity attractive, other energy and sustainability related assets and businesses.

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

Our renewable energy projects will generate revenue primarily by selling (1) generated electric power to local utilities and other high quality, utility, municipal and corporate counterparties, and (2) in some cases, RECs, EECs, and other commodities associated with the generation or savings of power. We seek to acquire or finance projects that contain transmission infrastructures and access to power grids or networks that will enable the generated power to be sold. Generally, our projects have power purchase agreements with one or more counterparties, including local utilities or other high credit quality counterparties, who agree to purchase the electricity generated from the project. We refer to these power purchase agreements as “must-take contracts,” and we refer to these other counterparties as “off-takers.” These must-take contracts guarantee that all electricity generated by each project will be purchased. Although we intend to work primarily with high credit quality counterparties, in the event that an off-taker cannot fulfill its contractual obligation to purchase the power, we generally can sell the power to the local utility or other suitable counterparty, which would potentially ensure revenue is generated for all solar electricity generation. We may also generate revenue from the receipt of interest, fees, capital gains and distributions from investments in our target assets.

These power purchase agreements, when structured with utilities and other large commercial users of electricity, are generally long-term in nature with all electricity generated by the project purchased at a rate established pursuant to a formula set by a contract. The formula is often dependent upon the type of subsidies, if any, offered by the local and state governments for project development. Although we focus on projects with long-term contracts that ensure price certainty, we also look for projects with shorter term arrangements that will allow us, through these projects, to participate in market rate changes which may lead to higher current income.

Certain of the power purchase agreements for our projects are structured as “behind the meter” agreements with residential, commercial or government entities, which provide that all electricity generated by a project will be purchased by the off-taker at an agreed upon rate that may be set at a slight discount to the retail electric rate for the off-taker. These agreements also typically provide for annual rate increases over the term of the agreement although that is not a necessary requirement. The behind the meter agreement is generally long-term in nature and further typically provides that, should the off-taker fail to fulfill its contractual obligation, any electricity that is not purchased by the off-taker may be sold to the local utility, usually at the wholesale spot electric rate.

While we did not own any as of December 31, 2015, we may acquire residential solar assets and subsequently lease them to a residential owner on a long term basis. In these arrangements with residential owners, the residential owner directly receives the benefit of the electricity generated by the solar asset. We may also structure investments in residential solar with a similar commercial arrangement to that of the power purchase agreements with utilities and other large commercial users of electricity for our energy projects, as described above.

During 2015, we commenced financing energy efficiency projects, which seek to enable residential customers, businesses and governmental organizations to consume less energy while at the same time providing the same or greater level of amenity. Financing for energy efficiency projects is generally used to pay for energy efficiency retrofits of buildings, homes, businesses, and replacement of other inefficient energy consuming assets with more modern technologies. These projects are usually structured to provide predictable long-term cash flows by receiving a portion of the energy savings and the sale of associated RECs and EECs generated by such installations. In each of our renewable energy and energy efficiency investments, we also intend, where appropriate, to maximize the benefits of renewable portfolio standards (“RPS”) as well as other U.S. federal, state and local government support and incentives for the renewable energy industry.

The LLC conducts a significant portion of its operations through GREC, of which it is the sole shareholder, holding both shares of common stock and the special preferred stock. We intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Pursuant to the offering, which commenced on August 5, 2013, we are offering on a continuous basis up to $1,500,000,000 in shares of our limited liability company interests, consisting of up to $1,250,000,000 of shares in the primary offering and up to $250,000,000 of shares pursuant to the distribution reinvestment plan. SC Distributors, LLC is the dealer manager for the offering. The company’s offering period, which was scheduled to terminate two years after the initial offering date, or August 8, 2015, was extended through August 8, 2016 by the company’s board of directors on July 30, 2015. After the finalization of the December 31, 2015 net asset value, and effective as of February 5, 2016, the current offering price of the Class A shares is $10.048 per share, the current offering price of the Class C shares is $9.621 per share and the current offering price of the Class I shares is $9.230 per share.

On March 28, 2014, we satisfied the minimum offering requirement of $2,000,000 and commenced operations as of April 25, 2014. As of December 31, 2014, our advisor had purchased 20,100 Class A shares for aggregate gross proceeds of $201,000. As part of this offering and breaking escrow, an affiliate of our advisor had purchased 170,000 shares for aggregate gross proceeds of $1,700,000. Through participation in the distribution reinvestment program, the advisor and its affiliate as of December 31, 2014 owned 20,550 and 173,809 shares, respectively. As of December 31, 2014, we had received subscriptions for and issued 1,236,345 of our shares (including shares issued under the distribution reinvestment plan) for gross proceeds of $12,438,700 (before dealer manager fees of $208,215 and selling commissions of $694,159 for net proceeds of $11,536,326).

Through participation in the distribution reinvestment program, our advisor and its affiliate as of December 31, 2015 owned 21,959 and 185,721 shares, respectively. As of December 31, 2015, we had received subscriptions for and issued 6,721,967 of our shares (including shares issued under the distribution reinvestment plan) for gross proceeds of $66,255,549 (before dealer manager fees of $1,083,268 and selling commissions of $4,100,814 for net proceeds of $61,071,467).

OUR ADVISOR

GCM, a private firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us.

Led by its Chief Executive Officer, David Sher, who has 7 years of experience in the energy infrastructure and project finance sector and 25 years of experience in the financial services sector, its President and Chief Investment Officer, Charles Wheeler (Mr. Wheeler also serves as our President and board of directors’ member, as well as President, CEO and as a director of GREC), who has 25 years of experience in the energy infrastructure and project finance sector and 27 years of experience in the financial services sector, its Chief Financial Officer, Richard Butt, who has 7 years of experience in the energy infrastructure and project finance sector and over 30 years of experience in the financial services sector, Managing Director Robert Sher, who has 6 years of experience in the energy infrastructure and project finance sector (Robert Sher is the brother of David Sher) and Managing Director Spencer Mash, who has 5 years of experience in energy infrastructure and over 10 years in the financial services sector, GCM’s management team has in excess of 50 years of experience in the energy, infrastructure, and project finance sectors and over 90 years of experience in the financial services sector. Over this time, they have developed significant commercial relationships across multiple industries that we believe will benefit us as we implement our business plan. GCM maintains comprehensive renewable energy, project finance, and capital markets databases and has developed proprietary analytical tools and due diligence processes that will enable GCM to identify prospective projects and to structure transactions quickly and effectively on our behalf. Neither GCM, Greenbacker Group LLC nor our senior management team have previously sponsored any other programs, either public or non-public, or any other programs with similar investment objectives as us.

We will continue to capitalize on the significant investing experience of our advisor’s management team, including the 25 years of investment banking and renewable energy expertise of Charles Wheeler, our Chief Executive Officer and President, and the Chief Investment Officer and a Senior Managing Director of GCM. Mr. Wheeler has held various senior positions with Macquarie Group, including Head of Financial Products for North America and Head of Renewables for North America. While serving as Head of Renewables for North America, Mr. Wheeler’s experience included evaluating wind project developers, solar asset acquisitions, assisting in the development of wind and solar greenfield projects, and assisting in the preparation of investment analyses for a biomass facility. Before moving to the United States to serve as Head of Financial Products for Macquarie Group in North America, Mr. Wheeler was a Director of the Financial Products Group in Australia with responsibility for the development, distribution and ongoing management of a wide variety of retail financial products, including Real Estate Investment Trusts (“REITs”), infrastructure bonds, international investment trusts and diversified domestic investment trusts. Mr. Wheeler brings his extensive background in renewable energy and project and structured finance to help us effectively execute our strategy.

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

Together with Charles Wheeler and David Sher, Richard Butt is an integral part of GCM’s management team with significant experience in the investment management industry. Over the course of his 35+ year career, Mr. Butt has held a variety of senior management positions for global investment and financial institutions. Most recently, from July 2012 to August 2013, he served as President and Chief Executive Officer of P3 Global Management LLC, a firm focused on investing in municipal infrastructure assets. From August 2006 to January 2011, he served as President of Macquarie Capital Investment Management LLC., with offices in New York and Sydney, Australia, responsible for administration, operations, finance, compliance, treasury, marketing, business operations and FX/cash management for portfolios domiciled in North America, Australia, Asia, Europe and the Caribbean. In addition, Mr. Butt served as Chief Financial and Accounting Officer for Macquarie Global Infrastructure Fund, a New York Stock Exchange listed closed end fund (NYSE: MGU). Prior to joining Macquarie, Mr. Butt served as President of Refco Alternative Investments LLC and Refco Fund Holdings LLC, the commodity pool businesses associated with Refco, Inc., from January 2003 to August 2006. In this capacity, Mr. Butt was responsible for the initial development and ongoing operations of numerous public and private commodity pools. During the period from 1990 through 2003, he served in various operational and financial capacities with multiple mutual / hedge fund third party administration firms. Earlier in his career, he served as Vice President at Fidelity Investments, where he was responsible for fund accounting and financial reporting for all equity and global mutual funds. Mr. Butt is a Certified Public Accountant previously working at major accounting firms such as PricewaterhouseCoopers LLP, from July 1978 to July 1984, where he was an Audit Manager, and KPMG from December 1994 to October 1996, where he was a Director in their financial services consulting practice. Mr. Butt holds a Bachelor in Management Science from Duke University.

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

Spencer Mash, who is responsible for analyzing all potential asset acquisitions, has significant experience in structuring, modeling, performing diligence for, and executing transactions such as mergers and acquisitions, investments in private debt securities and bankruptcy restructurings. Prior to joining GCM, from 2010 to 2011, Mr. Mash was employed by TM Capital Corp., a boutique investment bank where he focused on sell side mergers and acquisitions assignments and bankruptcy restructurings. From 2008 to 2009, Mr. Mash was an investment analyst at Gandhara Capital LTD, a long / short hedge fund investing in global large cap public equity. From 2005 to 2008, Mr. Mash was employed by Deerfield Capital Management in its Leveraged Finance Group. Mr. Mash’s duties included performing in-depth due diligence and financial analyses, negotiating loan documentation and monitoring for over 20 investments in private middle market first lien, second lien, mezzanine and one-stop senior secured debt investments. From 2003 to 2005, Mr. Mash was an analyst at Bank of America Merrill Lynch, where he analyzed, structured and marketed financial sponsor- and mergers and acquisitions-related leveraged loan and high yield securities.

A GLOBAL ENERGY PARTNER

In its role as strategic partner to our advisor, GGIC, LTD (“GGIC”) will assist our advisor in identifying and evaluating investment opportunities and monitoring those investments over time. This unique relationship allows our advisor to leverage the relationships, expertise, origination capabilities, and proven investment and monitoring processes used by GGIC.

GGIC is managed by Franklin Park Holdings (“FPH”), a firm that focuses on investments in the global power and utilities sector and has developed, invested in and managed power and utility projects in the United States, Asia and Latin America. Between 2007 and 2012, FPH was responsible for developing, implementing and managing the businesses of GGIC. FPH owns an interest in the operating assets of GGIC, including an indirect investment in our advisor, GCM. In addition to their experience with GGIC, FPH’s management team, Thomas Tribone, Sonny Lulla and Robert Venerus, are former Senior Executives of The AES Corporation, a Fortune 200 power company. Sonny Lulla serves on GCM’s investment committee.

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

The investment committee is comprised of Charles Wheeler, who also serves as President of the company, and is Senior Managing Director and Chief Investment Officer of our advisor and a member of our board of directors, David Sher, who serves as Chief Executive Officer of our advisor and is a member of our board of directors, and one representative of GGIC— Sonny Lulla. All investments are required to be unanimously approved by the GCM investment committee prior to consideration and approval by the company.

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

Production Tax Credits. PTCs are provided to owners of certain renewable energy projects that produce electricity for sale to unrelated persons. This credit is applicable for a 10-year period from the time a project is placed into service and benefits owners with tax liabilities against which to claim the tax credit. As part of the federal tax extenders legislation passed in December 2015, the 2.3 cent-per kilowatt hour PTC for wind has been extended through 2016. Projects that begin construction in 2017 will see a 20% reduction in the incentive. The PTC will then drop 20% each year through 2020.

Investment Tax Credits. ITCs provide that eligible systems, such as solar systems and fuel cell systems, receive a credit of 30% of the eligible cost-basis with no maximum limit. This credit is currently structured as a tax credit, whereby the owners of a qualifying renewable energy or energy efficient project can elect to receive the tax credit once the project is placed into service. Also, under the federal tax extenders legislation passed in December 2015, the 30% ITC for solar energy will be extended for another three years. It will then ramp down incrementally through 2021, and remain at 10% permanently beginning in 2022.

State Incentives

Renewable Portfolio Standards. RPSs, while varying based on jurisdiction, specify that a portion of the power utilized by local utilities must be derived from renewable energy sources. Currently, according to the Annual Energy Outlook, more than 30 state and territorial governments have enacted RPS programs, set mandates, or set goals that require utilities to include or obtain a minimum percentage of their energy from specific renewable energy sources. Under the RPS programs, utilities can (1) build or own renewable energy generation facilities, (2) purchase energy or RECs generated from renewable energy generation facilities, or (3) pay a penalty for any shortfalls in meeting the RPS.

Renewable Energy Certificates. RECs (or EECs) are used in an RPS program as tradable certificates that represent a certain number of kilowatt hours of energy that have been generated by a renewable source or that have been saved by an energy efficiency project, which provide further support to renewable energy initiatives. RECs are a separate commodity from the underlying power and can be traded or sold to utilities or third parties who need credits to meet RPS requirements or to brokers and other market makers for investment purposes. Many states have energy specific REC programs.

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

COMPETITION

Though we believe there is currently a capital shortage in the renewable energy sector, we will still compete for projects with other energy corporations including “Yieldco’s”, investment funds (including private equity funds and mezzanine funds), traditional financial services companies such as commercial banks and other sources of funding, as well as utilities and other producers of electricity. Moreover, alternative investment vehicles also make investments in renewable energy projects. Our competitors may be substantially larger and have considerably greater financial, technical and marketing resources than we do.

STAFFING

We do not have any employees. Our day-to-day investment operations are managed by GCM. In addition, pursuant to an administration agreement with Greenbacker Administration LLC (Greenbacker Administration), it provides us with administrative services. As of the date hereof, Greenbacker Administration has delegated certain of its administrative functions to US Bancorp Financial Services LLC as well as accounting for our investments to an independent firm which provides outsourced bookkeeping and accounting services. Greenbacker Administration may enter into similar arrangements with other third party administrators as necessary in the future. While Greenbacker Administration performs certain asset management and oversight services for the company, it is anticipated that Greenbacker Administration will delegate the majority of such administrative functions to third parties in order to recognize certain operational efficiencies for the benefit of the company.

ADVISORY AGREEMENT

Advisory Services

GCM, a private firm that is registered as an investment adviser under the Advisers Act, serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us. Under the terms of our advisory agreement, GCM will, among other things:

•	determine the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective projects);

•	close and monitor the investments we make; and

•	assist in the preparation of requests to members.

Our advisor and its officers and employees currently spend substantially all of their time and resources on us. Pursuant to our advisory agreement, officers and personnel of the advisor who provide services to us must comply with our code of business conduct and ethics, including the conflicts of interest policy included in the code of business conduct and ethics. However, GCM’s services under the advisory agreement are not exclusive, and it, and its members and affiliates, are free to furnish similar services to other entities so long as its services to us are not impaired.

The advisory agreement was initially approved by our board of directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for successive one-year periods if approved annually by a majority of our independent directors. The advisory agreement was re-approved in March 2015 and February 2016, for the one-year periods commencing April 25, 2015 and April 25, 2016, respectively.

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

Pursuant to the advisory agreement, which has been approved by our board of directors, GCM is authorized to retain one or more subadvisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any subadvisor to ensure that material information discussed by management of any subadvisor is communicated to our board of directors, as appropriate. If GCM retains any subadvisor to assist it in fulfilling its responsibilities under the advisory agreement in the future, our advisor will pay such subadvisor a portion of the fees that it receives from us. We will not pay any additional fees to a subadvisor. While our advisor will oversee the performance of any subadvisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any subadvisor. As of December 31, 2015, no subadvisors have been retained by GCM.

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

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organizational expenses relating to offerings of our shares, subject to limitations included in the advisory agreement;

•	the cost of effecting sales and repurchase of shares and other securities;

•	investment advisory fees;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of proxy statements, members’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone, and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002;

•	costs associated with our reporting and compliance obligations under applicable federal and state securities laws;

•	brokerage commissions, origination fees and any investment banking fees related to our investments;

•	all other expenses incurred by GCM, in performing its obligations subject to the limitations included in the advisory agreement; and

•	all other expenses incurred by either the Administrator, its delegates or us in connection with administering our business, including payments for the administrative services the Administrator provides under the administration agreement that will be based upon our allocable portion (subject to the review and approval of our board of directors) of the Administrator’s overhead and other expenses.

Pursuant to the terms of the expense reimbursement agreement, the advisor has paid for pre-operating and operating expenses from inception to date on behalf of the company. Such expenses may be expensed by the company and payable to the advisor under the terms outlined in the expense reimbursement agreement. Since inception, a total of $880,545 in pre-operating and operating expenses have been borne by the advisor, of which, $300,000 has been reimbursed by the company to the advisor, subject to the restriction that total annual operating expenses (exclusive of interest, taxes, dividend expense, borrowing costs, organizational and extraordinary expenses) of the company for any calculation period not exceed 5.0% of average net assets for each of the Class A, Class C and Class I shares (the “Maximum Rates”). The expense reimbursement agreement was amended in November 2015 to extend its term until the earlier of December 31, 2016 or the end of the offering. No repayments by the company to our advisor shall be permitted after the earlier of (i) the company’s offering has expired or is terminated or (ii) December 31, 2016. Furthermore, if the advisory agreement is terminated or not renewed, the advisor will have no further obligation to limit expenses charged to us per the expense reimbursement agreement as well as incur offering expenses on behalf of the company and the company will not have any further obligation to reimburse the advisor for operating or offering expenses not reimbursed as of the date of the termination. For the year ended December 31, 2015, the advisor reduced the Maximum Rates from no greater than 6% annualized to no greater than 5% annualized.

Organization and Offering Expenses

We will reimburse our advisor and its affiliates for organization and offering expenses it may incur on our behalf but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. If we raise the maximum offering amount in the primary offering and under the distribution reinvestment plan, we expect organization and offering expenses (other than selling commissions and the dealer manager fee) to be 1.5% of gross offering proceeds. If less than the maximum offering amount is raised, organization and offering expenses could be as high as 5.0% of gross offering proceeds. These organization and offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with the offering, including but not limited to:

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

Other Operating Expenses

We will reimburse the expenses incurred by GCM, Greenbacker Administration or their affiliates in connection with its provision of services to us, including the investigation and monitoring of our investments, oversight of third party service providers including accounting and administration entities and any costs incurred in connection with GCM’s valuation methodologies or the effecting of sales and repurchases of our shares and other securities. We will not reimburse our advisor, Greenbacker Administration or their affiliates for (i) rent or depreciation, utilities, capital equipment and other administrative items; (ii) salaries, fringe benefits and other similar items incurred or allocated to any controlling person of GCM; (iii) the salaries and benefits paid to any executive officer or board member of GCM; or (iv) any services for which GCM receives a separate fee.

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

VALUATION PROCESS AND DETERMINATION OF NET ASSET VALUE

Relevance of Our Net Asset Value

Our net asset value has been calculated and published on a quarterly basis since our first full quarter ending June 30, 2014. For all of our current investments, market quotations are not available and are valued at fair value as determined in good faith by our advisor and/or an independent valuation firm, subject to the review and approval of the board of directors.

Our net asset value will:

•	be disclosed in our quarterly and annual consolidated financial statements;

•	determine the price per share that is paid to shareholder participants in our share repurchase program, and the price per share paid by participants in our distribution reinvestment plan after the conclusion of this offering;

•	be an input in the computation of fees earned by our advisor and the Special Unitholder whose fees and distributions are linked, directly or indirectly, in whole or part to the value of our gross assets; and

•	be evaluated alongside the net proceeds per share to us from this offering to ensure the net offering price per share is not above or below our net asset value per share.

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

The determination of the fair value of our investments requires judgment, especially with respect to investments for which market quotations are not available. For most of our investments, market quotations are not available. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Because the calculation of our net asset value is based, in part, on the fair value of our investments as determined by our advisor, who is affiliated with us, our calculation of net asset value is to a degree, subjective and could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Net Asset Value Determinations in Connection with this Continuous Offering

Since commencing operations on April 25, 2014 through November 4, 2015, the company sold shares on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. For the period November 5, 2015 through February 4, 2016, the company sold shares on a continuous basis at a price of $10.024 per Class A share, $9.599 per Class C share and $9.208 per Class I share. As of February 5, 2016, the company began selling shares on a continuous basis at a price of $10.048 per Class A share, $9.621 per Class C share and $9.230 per Class I share.

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

         Promptly following any such adjustment to the offering prices per share, we will file a prospectus supplement or post-effective amendment to the registration statement with the U.S. Securities and Exchange Commission (the “SEC”) disclosing the adjusted offering prices and the effective date of such adjusted offering prices, and we will also post the updated information on our website at www.greenbackerrenewableenergy.com. If the new offering price per share for any of the classes of our shares being offered represents more than a 20% change in the per share offering price of our shares from the most recent offering price per share, we will file an amendment to the registration statement with the SEC. We will attempt to file the amendment on or before such time in order to avoid interruptions in the continuous offering of our shares; however, there can be no assurance that our continuous offering will not be suspended while the SEC reviews any such amendment and until it is declared effective. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to our dealer manager.

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

Risks Related to Our Business and Structure

We have a limited operating history, limited established financing sources, and may be unable to successfully implement our investment strategy or generate sufficient cash flow to make distributions to our members.

We were formed on December 4, 2012, have a limited operating history and have obtained minimal financing. On March 28, 2014, we had satisfied the minimum offering requirements and on April 25, 2014, commenced operations. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives as described herein and that the value of our shares could decline substantially and, as a result, you may lose part or all of your investment. Our financial condition and results of operations will depend on many factors including the availability of opportunities for investments in energy efficiency and sustainability sectors, readily accessible short and long-term financing, conditions in the renewable energy and energy efficiency industry specifically, including but not limited to government incentive and rebate programs, financial markets and economic conditions generally and the performance of our advisor. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to members.

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

We will compete for potential projects and business investments with other energy corporations, yieldcos, investment funds (including private equity funds and mezzanine funds), traditional financial services companies such as commercial banks and other sources of funding as well as utilities and other business entities. Moreover, alternative investment vehicles also make investments in renewable energy and energy efficiency projects. Our competitors may be substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose business opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable risk-adjusted returns on our projects or may bear risk of loss. A significant part of our competitive advantage stems from the fact that the renewable energy and energy efficiency market is underserved by traditional commercial banks and other financial sources when compared to the size of opportunity. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms.

The amount of any distributions we may pay is uncertain. We may not be able to sustain the payment of distributions, and our distributions may not grow over time.

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

We do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a general conflicts of interest policy to be followed by our directors and executive officers, as well as personnel of our advisor who provide services to us. In addition, the advisory agreement does not prevent the advisor and its affiliates from engaging in additional management or investment opportunities, some of which could compete with us.

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

Today, the cost of renewable energy exceeds retail electric rates in many locations. As a result, federal, state and local government bodies in many countries, including the United States, have provided incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects to promote the use of renewable energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether as a result of the government’s effort to reduce the federal deficit or for other reasons. Some renewable energy and energy efficiency program incentives expire, decline over time, are limited in total funding or require renewal of authority. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from our projects. Changes in the level or structure of a renewable portfolio standard could also result in decreased demand for and lower revenue from our projects. See “—We depend in part on U.S. federal, state and local government support for our renewable energy and energy efficiency projects.”

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

Companies owning or operating electric generation projects may be subject to regulatory requirements under the FPA, state, or local public utility laws. The FPA grants the U.S. Federal Energy Regulatory Commission (“FERC”) jurisdiction over the sale of electric power for resale (i.e., sales at wholesale) in interstate commerce. Jurisdiction over retail sales (i.e., the sale of power to end-users) is left to the states. Rates and charges for wholesale sales of electric power are subject to FERC’s supervision. Upon an appropriate showing, FERC will authorize an entity to engage in wholesale sales of electricity at negotiated rates based on market conditions (i.e., market-based rates) rather than at cost- bases rates pre-approved by FERC. FERC continues to have jurisdiction over entities granted market-based rate authority and retains the authority to remove the authorization to sell at market-based rates and otherwise impose significant regulatory obligations. FERC also has jurisdiction to regulate the issuance of securities by entities subject to its jurisdiction.

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

Certain renewable energy and energy efficiency projects, such as solar energy projects, may be eligible for an ITC. The placed-in-service deadline for solar energy projects to produce electricity can be as late as December 31, 2019 for a full credit, dropping to 26% in 2020 with further decreases to 22% in 2021 and 10% in 2022 and beyond. The ITC is a credit claimed against the income tax of the owner of the eligible project.

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

Our consolidated financial statements will be prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies, or ASC Topic 946, which requires us to carry our investments at fair value or, if fair value is not determinable based on transactions observable in the market, at fair value as determined by our advisor, subject to the oversight of our board of directors. At the direction of our board of directors, an independent valuation firm will review the valuations prepared by GCM. For most of our investments, market quotations are not available. As a result, we will value these investments quarterly at fair value as determined in good faith.

The determination of fair value is to a degree subjective, and our advisor has a conflict of interest in making the determination. We expect to value our investments quarterly at fair value as determined in good faith by our advisor, subject to the oversight of our board of directors. At the direction of our board of directors, an independent valuation firm will periodically review the valuations prepared by GCM. The types of factors that may be considered in determining the fair values of our investments include available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the project’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer business entities that are public, mergers and acquisitions comparables, the principal market and enterprise values, among other factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our advisor, subject to the oversight of our board of directors, may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

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

In addition to shortages of technologies and key inputs and changes in governmental policies, the results of the projects in which we invest that produce solar power can be affected by a variety of factors, including the following:

•	the average selling price of solar cells, solar panels and solar power systems;

•	a decrease in the availability, pricing and timeliness of delivery of raw materials and components, particularly solar panels and components, including steel, necessary for solar power systems to function;

•	the rate and cost at which solar power producers are able to expand their manufacturing and product assembly capacity to meet customer demand, including costs and timing of adding personnel;

•	construction cost overruns, including those associated with the introduction of new products;

•	the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions;

•	unplanned additional expenses such as manufacturing failures, defects or downtime;

•	the impact of seasonal variations in sunlight on energy production;

•	the impact of weather variations on energy production;

•	acquisition and investment related costs;

•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•	changes in manufacturing costs;

•	the availability, pricing and timeliness of delivery of products necessary for solar power products to operate;

•	changes in electric rates due to changes in fossil fuel prices;

•	the lack of a viable secondary market for positions in solar energy projects; and

•	the ability of a solar energy project to generate cash and pay yield substantially depends on power generation, which depends on continuing productive capability of the solar energy hardware, including proper operations and maintenance of the solar energy hardware and fair sunlight for the life of the investment.

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

We currently use leverage to finance certain of our investments. At such time when the net proceeds from this offering have been fully invested, we expect that we will generally target a leverage ratio of up to $2 of debt for every $1 of equity on our overall portfolio, with individual allocations of leverage based on the mix of asset types and obligors; however, we will in no event exceed a leverage ratio of $3 of debt for every $1 of equity, unless any excess is approved by a majority of our independent directors. The amount of leverage that we employ will depend on our advisor’s assessment of market and other factors at the time of any proposed borrowing. Our LLC Agreement does not impose limits on the amount of leverage we may employ. There can be no assurance that leveraged financing will be available to us on attractive terms or at all. The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our shares. If the value of our assets decreases, leveraging would cause such value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our members. In addition, we and our members will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fees payable to the advisor. Furthermore, as we expect that the base management fee payable to GCM will be payable based on the average of the values of our gross assets for each day of the prior month, including those assets acquired through the use of leverage, GCM will have a financial incentive to incur leverage, which may not be consistent with our members’ interests. The incentive distribution, to which the Special Unitholder, an affiliate of our advisor, may be entitled, may encourage our advisor to use leverage to increase the return on our portfolio, in the construction of additional projects.

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

We may provide financing to projects owned by others, including through the provision of secured loans. We may also provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt and convertible preferred debt. We may also make loans to parties financing the supply of renewable energy and energy efficiency to residential and commercial customers or the adoption of strategies to reduce the consumption of energy by those customers. As a result, we are subject to the risk of borrower default. Defaults may increase as a result of economic conditions beyond the control of the company, our advisor and the borrowers, including prevailing interest rates, the value of the U.S. dollar, energy prices, changes in the demand for renewable energy or energy efficiency projects, construction delays, disruptions in the credit markets and other factors. Any such defaults will directly affect the operating results of, and risks of an investment in, the company.

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

The offering prices for our classes of shares may change on a quarterly basis and investors will need to determine the price by checking our website at www.greenbackerrenewableenergy.com or reading a supplement to our prospectus. Investors will purchase shares at the offering price that is effective at the time they submit their subscriptions. In addition, if there are issues processing an investor’s subscription, the offering price may change prior to the acceptance of such subscription; however, such investor will purchase shares subscribed for at the price that was effective at the time such investor submitted his or her subscription to the dealer manager and not at the newly changed offering price.

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

Since this is a “best-efforts” offering, there is neither any requirement, nor any assurance, that any specific amount of gross offering proceeds will be raised.

This is a “best-efforts,” as opposed to a “firm commitment” offering. This means that the dealer manager is not obligated to purchase any shares, but has only agreed to use its “best efforts” to sell the shares to investors. As a general matter, investors purchasing such shares should not assume that the number of shares sold, or gross offering proceeds received, by us will be greater than the number of shares sold or the gross offering proceeds received by us to that point in time. No investor should assume that we will sell the maximum offering, or any other particular offering amount. Thus, aggregate gross proceeds from the offering could be as low as approximately $81,186,277, the amount we have raised through February 29, 2016. This would result in a relatively small amount of net offering proceeds available for investment and would limit flexibility in implementation of our business plans and result in minimal, if any, diversification in our investments.

The shares sold in this offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if you purchase shares in this offering, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares.

The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Your ability to transfer your shares is limited. Pursuant to our LLC Agreement, we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a member. Moreover, you should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit your ability to sell your shares to us, and we may amend, suspend or terminate our share repurchase program at any time without giving you advance notice. In particular, the share repurchase program provides that we may make repurchase offers only if we have sufficient funds available for repurchase and to the extent the total number of shares for which repurchase is requested in any fiscal quarter does not exceed 5% of our weighted average number of outstanding shares in any 12-month period. In addition, we will limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of our assets. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. The shares should be purchased as a long-term investment only.

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

We determine our net asset value each quarter. If our net asset value per share on such valuation date increases above or decreases below our net proceeds per share, we will adjust the offering price of all classes of shares, effective five business days later, to ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below our net asset value per share on such valuation date. Future offering prices will take into consideration other factors such as selling commissions, dealer manager fees and organization and offering expenses so the offering price will not be the equivalent of the value of our assets.

Because the dealer manager is an affiliate of GCM, you will not have the benefit of an independent review of the offering or us customarily performed in underwritten offerings.

The dealer manager, SC Distributors, LLC, is an affiliate of GCM, and did not make an independent review of us or the offering. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of this offering. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of this offering. Further, the due diligence investigation of us by the dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our shares relative to publicly traded companies.

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

During the period after the minimum offering requirement is satisfied and before we have raised sufficient funds to invest the proceeds of this offering in securities and/or projects meeting our investment objectives and providing sufficient diversification of our portfolio, we will invest the net proceeds of this offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives.

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

If you purchase our shares in this offering, you will incur immediate dilution, which will be substantial, equal to the costs of the offering associated with your shares. This means that the investors who purchase shares will pay a price per share that substantially exceeds the per share value of our assets after subtracting our liabilities. The costs of this offering, which include commissions, dealer manager fees, offering costs and organization cost, are currently estimated to be between 11.5% and 15.0 % of gross offering proceeds.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

The company’s Class A, Class C and Class I shares are not listed or traded on any recognized securities exchange. Since the initial closing and through November 4, 2015, the company sold shares on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. For the period from November 5, 2015 through February 4, 2016, the company has been selling shares on a continuous basis at a price of $10.024 per Class A share, $9.599 per Class C share and $9.208 per Class I share. As of February 5, 2016, the company began selling shares on a continuous basis at a price of $10.048 per Class A share, $9.621 per Class C share and $9.230 per Class I share.

HOLDERS

As of December 31, 2015, the company has issued 5,420,728 Class A shares (including 21,959 to GCM and 185,721 shares to an affiliate of GCM), 248,456 Class C shares and 1,052,783 Class I shares.

DISTRIBUTIONS

The following table summarizes our distributions declared during the year ended December 31, 2015.

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 2, 2015	$35,820	$30,024	$65,844
March 2, 2015	35,691	30,341	66,032
April 1, 2015	46,720	38,120	84,840
May 1, 2015	53,139	46,808	99,947
June 1, 2015	61,499	57,380	118,879
July 1, 2015	69,501	65,739	135,240
August 3, 2015	82,395	81,426	163,821
September 1, 2015	95,124	95,081	190,205
October 1, 2015	104,797	109,643	214,440
November 2, 2015	120,894	128,288	249,182
December 1, 2015	134,302	143,800	278,102
January 4, 2016	156,985	166,624	323,609
Total	$996,867	$993,274	$1,990,141

The following table summarizes our distributions declared for the period from April 25, 2014 (Commencement of Operations) to December 31, 2014.

		Value of
Pay Date	Paid in Cash	Shares Issued under DRP	Total
October 1, 2014	$5,123	$13,920	$19,043
November 3, 2014	10,332	19,410	29,742
December 1, 2014	16,985	21,831	38,816
January 2, 2015	30,913	25,907	56,820
Total	$63,353	$81,068	$144,421

PERFORMANCE GRAPH

Not applicable.

SALES OF UNREGISTERED SECURITIES

During the years ended December 31, 2015 and 2014, there were no unregistered sales of securities by the company.

ISSUER PURCHASES OF EQUITY SECURITIES

For the year ended December 31, 2015, the company repurchased 15,000 Class A shares at a total purchase price of $135,375, pursuant to the company’s share repurchase program. For the year ended December 31, 2014, the company repurchased 100 Class A shares for a total purchase price of $1,000 from an affiliate of the adviser. No Class C or I shares were repurchased during the years ended December 31, 2015 and 2014.

The table below provides information concerning the company’s repurchase of shares during the year ended December 31, 2015 pursuant to the company’s share repurchase program.

Period	Total Number of Shares (Class A) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 to March 31, 2015	0	$0	0	-
April 1 to June 30, 2015	0	0	0	-
July 1 to September 30, 2015	0	0	0	-
October 1 to December 31, 2015	15,000	9.025	15,000	-
Total	15,000	$9.025	15,000	-

(1)	The company’s share repurchase program provides that we may make repurchase offers only if we have sufficient funds available for repurchase and to the extent the total number of shares for which repurchase is requested in any fiscal quarter does not exceed 5% of our weighted average number of outstanding shares in any 12-month period. In addition, we will limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data of the company as of and for the years ended December 31, 2015, 2014 and 2013 are derived from our consolidated financial statements that have been audited by KPMG, our independent registered public accounting firm. This financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report:

	As of and for the year ended December 31, 2015	As of and for the year ended December 31, 2014	As of and for the year ended December 31, 2013
Statements of Assets and Liabilities data at period end:
Investments, at fair value	$51,454,566	$2,737,501	$-
Cash and cash equivalents	5,889,030	7,567,061	202,000
Other assets	944,879	517,575	-
Total assets	58,288,475	10,822,137	-
Total debt	-	-	-
Other liabilities	600,397	309,482	-
Total liabilities	600,397	309,482	-
Total net assets	$57,688,078	$10,512,655	$202,000

	For the year ended December 31, 2015	For the period Commencement of Operations (April 25, 2014) through December 31, 2014
Statements of operations data:
Total investment income	$1,854,122	$38,291
Management fee expense	571,271	64,282
Incentive fees	-	-
All other expenses	1,054,509	617,072
Waiver of management fees	-	(21,228)
Pre-operating expenses	-	222,734
Expense reimbursement from advisor	11,794	(648,720)
Net investment income (loss) before deferred tax benefit	216,548	(195,849)
Deferred tax benefit	522,985	-
Net investment income (loss)	739,533	(195,849)
Net realized gain (loss) on foreign currency transaction	-	(136)
Net change in unrealized appreciation on investments	1,578,967	81,012
Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	(196,902)	(31,647)
Change in benefit from deferred taxes on unrealized appreciation on investments	127,015	-
Net increase (decrease) in net assets resulting from operations	$2,248,613	$(146,620)
Per share data (basic and diluted): (1)
Net asset value	$8.54	$8.50
Net investment income (loss)	$0.22	$(0.38)

Net change in unrealized appreciation on investments	$0.47	$0.16
Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	(0.06)	(0.06)
Change in benefit from deferred taxes on unrealized appreciation on investments	0.04	-
Net increase (decrease) in net assets resulting from operations	$0.67	$(0.28)
Distributions declared	$0.60	$0.28
Other data:
Weighted average common shares outstanding	3,335,719	513,052
Total return attributed to common shares based on net asset value	7.44%	(5.33)%
Number of portfolio company investments at period end	8	3
Purchases of investments	$47,681,029	$2,688,136
Principal payments and sales of investments for the period	$359,432	$—

(1)	The per share calculation for net asset value was based on shares outstanding. All other per share calculations were derived by using the weighted average shares outstanding.

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

Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such RECs and energy efficiency certificates (“EECs”), which are generated by the projects and the sale of by-products such as organic compost materials. We initially have focused on solar energy and wind energy projects as well as energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes and therefore we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives make wind energy and other types of projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Generally, the demand for power in the United States tends to be higher at those times due to the use of air conditioning and as a result energy prices tend to be higher. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established and it will be a relatively simple process to integrate new acquisitions and projects into our portfolio. Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include wind farms, hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses.

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

Our renewable energy projects generate revenue primarily by selling (1) generated electric power to local utilities and other high quality, utility, municipal and corporate counterparties, and (2) in some cases, RECs, EECs, and other commodities associated with the generation or savings of power. We seek to acquire or finance projects that contain transmission infrastructures and access to power grids or networks that will enable the generated power to be sold. We generally expect our projects will have power purchase agreements with one or more counterparties, including local utilities or other high credit quality counterparties, who agree to purchase the electricity generated from the project. We refer to these power purchase agreements as “must-take contracts,” and we refer to these other counterparties as “off-takers.” These must-take contracts guarantee that all electricity generated by each project will be purchased. Although we intend to work primarily with high credit quality counterparties, in the event that an off-taker cannot fulfill its contractual obligation to purchase the power, we generally can sell the power to the local utility or other suitable counterparty, which would potentially ensure revenue is generated for all solar electricity generation. We may also generate revenue from the receipt of interest, fees, capital gains and distributions from investments in our target assets.

These power purchase agreements, when structured with utilities and other large commercial users of electricity, are generally long-term in nature with all electricity generated by the project purchased at a rate established pursuant to a formula set by the contract. The formula is often dependent upon the type of subsidies, if any, offered by the local and state governments for project development. Although we focus on projects with long-term contracts that ensure price certainty, we also look for projects with shorter term arrangements that will allow us, through these projects, to participate in market rate changes which may lead to higher current income.

Certain of the power purchase agreements for our projects are structured as “behind the meter” agreements with residential, commercial or government entities, which provide that all electricity generated by a project will be purchased by the off taker at an agreed upon rate that may be set at a slight discount to the retail electric rate for the off-taker. These agreements also typically provide for annual rate increases over the term of the agreement although that is not a necessary requirement. The behind the meter agreement is generally long-term in nature and further typically provides that, should the off taker fail to fulfill its contractual obligation, any electricity that is not purchased by the off-taker may be sold to the local utility, usually at the wholesale spot electric rate.

We currently have structured our investments in residential solar with a similar commercial arrangement to that of the power purchase agreements with utilities and other large commercial users of electricity for our energy projects, as described above. In the future, we may acquire residential solar assets and subsequently lease them to a residential owner on a long term basis. In these arrangements with residential owners, the residential owner directly receives the benefit of the electricity generated by the solar asset.

We currently also finance energy efficiency projects, which seek to enable residential customers, businesses and governmental organizations to consume less energy while at the same time providing the same or greater level of amenity. Financing for energy efficiency projects is generally used to pay for energy efficiency retrofits of buildings, homes, businesses, and replacement of other inefficient energy consuming assets with more modern technologies. These projects are structured to provide predictable long-term cash flows by receiving a portion of the energy savings and the potential sale of associated RECs and EECs generated by such installations. In each of our renewable energy and energy efficiency investments, we intend, where appropriate, to maximize the benefits of renewable portfolio standards or RPS as well as other U.S. federal, state and local government support and incentives for the renewable energy industry.

The LLC conducts a significant portion of its operations through GREC, of which the LLC is the sole shareholder, holding both shares of common stock and the special preferred stock. We intend to continue to operate our business in a manner permitting us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are not a blank check company within the meaning of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”) and have no specific intent to engage in a merger or acquisition in the next 12 months.

Pursuant to the Offering which commenced on August 5, 2013, we are offering on a continuous basis up to $1,500,000,000 in shares of our limited liability company interests, consisting of up to $1,250,000,000 of shares in the Primary Offering and up to $250,000,000 of shares pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the Offering. The company’s offering period which was scheduled to terminate two years after the initial offering date, or August 8, 2015, was extended through August 8, 2016 by the company’s board of directors on July 30, 2015. After the finalization of the December 31, 2015 net asset value, and effective as of February 5, 2016, the current offering price of the Class A shares is $10.048 per share, the current offering price of the Class C shares is $9.621 per share and the current offering price of the Class I shares is $9.230 per share.

On March 28, 2014, we satisfied the minimum offering requirement and commenced operations as of April 25, 2014. As of December 31, 2014, our advisor had purchased 20,100 Class A shares for aggregate gross proceeds of $201,000. As part of this offering and breaking escrow, an affiliate of our advisor had purchased 170,000 shares for aggregate gross proceeds of $1,700,000. Through participation in the distribution reinvestment program, the advisor and affiliate as of December 31, 2014 owned 20,550 and 173,809 shares, respectively. As of December 31, 2014, we had received subscriptions for and issued 1,236,345 of our shares (including shares issued under the distribution reinvestment plan) for gross proceeds of $12,438,700 (before dealer manager fees of $208,215 and selling commissions of $694,159 for net proceeds of $11,536,326).

Through participation in the distribution reinvestment program, our advisor and affiliate as of December 31, 2015 owned 21,959 and 185,721 shares, respectively. As of December 31, 2015, we had received subscriptions for and issued 6,721,967 of our shares (including shares issued under the distribution reinvestment plan) for gross proceeds of $66,255,549 (before dealer manager fees of $1,083,268 and selling commissions of $4,100,814 for net proceeds of $61,071,467).

Current Competition in the Alternative Energy - Solar Marketplace

The solar financing market as a whole started as a cottage industry where developers would bring together high net worth investors to fund single solar and wind transactions. While successful in jump starting the industry, true capital formation is a relatively new phenomenon and is not as well developed as in other asset classes. Currently in the alternative energy – solar marketplace, there are several sources of capital:

•	Developer/ Owner Operators. The major competition we face in the market for the assets we target comes from privately backed developer/ owner operators. The capital from these organizations has generally been sourced from a combination of family offices/ private equity funds and hedge funds. These organizations are generally set up as developers, with investment return expectations in the 20-30% range. However to facilitate the most favorable exit for the sponsors, the developer/ owner operators seek to accumulate a significant portfolio of operating assets to provide a base level of stable and predictable earnings for the enterprise. Through a combination of developer profits and leverage they are able to generate satisfactory ongoing returns with the bulk of the upside being generated for the sponsors through the exit. We are of the opinion this group of buyers will ultimately be capital constrained particularly in circumstances where equity markets experience a downturn.

•	Single Purpose Limited Partnerships. These entities are typically funded by high net worth individuals or family offices and are generally focused on a small number of deals as they have a limited amount of capital to invest.

•	Utilities. Institutional investors (including large life insurance companies), pension funds and infrastructure funds. This sector dominates investment in the larger projects (i.e. $100,000,000 or greater). Because scale is always an important consideration for larger institutions we tend not to encounter this group in the markets we target.

•	Yieldcos. Following the filing of company’s Registration Statement with the SEC, several U.S. companies registered and listed public vehicles designed to generate steady tax deferred distributions to investors through the ownership and operation of traditional and renewable energy generation assets. There are currently six large vehicles, known as “yieldcos” listed on various stock exchanges around the United States as well as several other very small public companies. The yieldco strategy provides an opportunity for large Independent Power Producers to source cost effective capital to fund the ownership of contracted generation assets thus freeing up their own capital for other higher returning activities elsewhere in their businesses. Initially the yieldco strategy proved very effective and delivered the independent power producers sponsoring such vehicles a cost of capital very much in line with our own. With the market volatility over the past six months, we have seen a dramatic reduction in yieldcos’ project acquisition activity.

In management’s view, the company has been competitive in bidding for solar assets against all of these sources of capital and maintains a significant pipeline of deals which can be consummated as offering proceeds are raised.

Opportunities in Solar Power Today

We believe that the greatest opportunity exists within the Small Utility Scale segment of the market where the company can buy assets with similar attributes to the Large Utility Scale projects (Investment Grade off taker, same equipment and warrantees, same O&M etc.) but where returns are higher. In our view, there is a significant opportunity to aggregate portfolios of high quality Small Utility Scale projects working with experienced developers looking for a reliable and sustainable source of capital to increase the certainty of them closing transactions. As a result, we have been focusing on building relationships with respected developers with a view to acquiring pipelines of projects rather than one-off deals. By working closely with developers to efficiently close their transactions, we are seeking to create a sustainable competitive advantage which will lead to recurring and consistent deal flow. Importantly our strategy is differentiated from the developer/ owner operators mentioned above because we do not ever seek to compete with the developers but rather to work in lock-step with them so that they can achieve sustainable development profits and we have access to pipelines of transactions, which align with our current investment strategy and focus.

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors and will primarily depend on, among other things, the supply of renewable energy assets in the marketplace, the revenues we receive from renewable energy and energy efficiency projects and businesses, the market price of electricity, the availability of government incentives, local, regional and national economies and general market conditions. Additionally, our operations are impacted by interest rates and the cost of financing provided by other financial market participants. Many of the factors that affect our operating results are beyond our control.

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

Credit risk. We encounter credit risk relating to (1) counterparties to the electricity and environmental credit sales agreements (including power purchase agreements) for our projects, (2) counterparties responsible for project construction and hedging arrangements, (3) companies in which we may invest and (4) any potential debt financing we or our projects may obtain. When we are able to do so, we seek to mitigate credit risk by entering into contracts with high quality counterparties. However, it is still possible that these counterparties may be unable to fulfill their contractual obligations to us. If counterparties to the electricity sales agreements for our projects or the companies in which we invest are unable to make payments to us when due, or at all, our financial condition and results of operations could be materially adversely effected. While we seek to mitigate construction-related credit risk by entering into contracts with high quality EPC companies with appropriate bonding and insurance capacity, if EPCs to the construction agreements for our projects are unable to fulfill their contractual obligations to us, our financial condition and results of operation could be materially adversely effected. We seek to mitigate credit risk by deploying a comprehensive review and asset selection process, including worst case analysis, and careful ongoing monitoring of acquired assets as well as mitigation of negative credit effects through back up planning. Nevertheless, unanticipated credit losses may occur which could adversely impact our operating results.

Electricity prices. All of our projects benefit from take-or-pay contracts to sell 100% of the power we generate on the contracted terms. On average the contracts on our existing portfolio have approximately 17 years left prior to being exposed to market prices. The credit standing of the contract counterparty is a particular focus in situations where the contracts have a price escalator as such contracts create an incentive for the counterparty to not continue to perform if the contract pricing deviates materially from the market price. If the contract is with a public or investment grade entity, we have generally been confident that the contract terms will be honored. The only exception might apply in situations where rising electricity prices could create pressure around a political change in a particular state or locale.

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

The U.S. Energy Information Agency of the Department of Energy anticipates that electricity prices will rise annually by between 2.5% and 3.0% nationally for the next 20 years (on a nominal basis). Assuming the price at which we sell the power under our contracts is set at a discount to the current electricity price and the escalator (to the extent there is one) is less than 2.5% per annum, we expect the contracted price will remain close to, if not below, the market price of the electricity throughout the entire term of the contract.

Changes in market interest rates. With respect to our current business operations, to the extent that we use debt financing with unhedged floating interest rates or in the case of any refinancing, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt investments to increase.

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

Regulatory matters. Regulatory and tax policy at the federal and state levels tends to be forward looking rather than retrospective. As a result, we do not see many regulatory or tax issues impacting any assets we already own or buy during the operation of a particular regulatory or tax regime.

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

From the federal perspective, changes in tax and regulatory policy could negatively affect prospective returns. Federal tax incentives are comprised of MACRS depreciation and the ITC. MACRS results in accelerated depreciation of renewable assets over a 5.5-year period but given the wide application of MACRS to other asset classes we believe it is less susceptible to change than the ITC. The ITC is a tax incentive that allows an investor to take up to 30% of the installed cost of a solar system as a federal tax credit. This rule was extended at the end of 2015 with the credit amounts incrementally lowered over the next few years from 30% in 2016 to 10% in 2022 and beyond. With the extension of the ITC indefinitely, the original flurry of activity which was expected by the end of 2016 has abated.

Other kinds of regulatory changes that could negatively impact returns include the introduction of some kind of value added tax either at the federal or state level, changes to property tax regimes, any kind of targeted tax on the income of renewable energy generation assets, etc. None of these possible changes appear likely any time soon but it is impossible predict the future with any real certainty.

Generally speaking, the policy changes that have occurred over the past decade at the U.S. Environmental Protection Agency and U.S. Department of Energy have been very positive for renewables with stronger emission regulations and other mandates improving the case for renewable energy assets. In addition, the US Energy Information Association forecasts that approximately 65,000 megawatts (“MW”) of older generating capacity will be retired and go offline by 2020 all of which will need to be replaced by new energy sources. Their current prediction is that at least 50% of that replacement will come from new renewable generating capacity (approximately 25% by wind and 25% by solar).

The regulatory market for electric power is highly fragmented with each state having significant influence over the functioning of their respective electricity markets. The states are the primary regulator for the utilities and therefore you see widely divergent policies at the state level. Some states, for example, allow utilities to be vertically integrated producers of power as well as operators of the grid while others have separated those functions entirely. We believe that this diversity is a benefit for our program as the states have been highly adept at advancing programs designed to benefit renewable energy with or without federal government support. There are currently 29 states that have developed a renewable portfolio standard. As a result, we see state regulatory issues as a shifting mosaic of opportunities where some markets will present opportunities while others become less attractive on a prospective basis.

Critical Accounting Policies and Use of Estimates

The following discussion addresses the accounting policies utilized based on our current operations. Our most critical accounting policies involve decisions and assessments that affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates may be expanded over time as we continue to implement our business and operating strategy. The material accounting policies and estimates that are most critical to an investor’s understanding of our financial results and condition, as well as those that require complex judgment decisions by our management, are discussed below.

Basis of Presentation

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties.

Although we are organized and intend to conduct our business in a manner so that we are not required to register as an investment company under the Investment Company Act, our consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies, or ASC Topic 946. Overall, we believe that the use of investment company accounting makes our consolidated financial statements more useful to investors and other financial statement users since it allows a more appropriate basis of comparison to other entities with similar investment objectives.

Investment Classification

We classify our investments by level of control. “Control Investments” are investments in companies in which we own 25% or more of the voting securities of such company, have greater than 50% representation on such company’s board of directors or that are limited liability companies for which we are the managing member. “Affiliate Investments” are investments in companies in which we own 5% or more and less than 25% of the voting securities of such company. “Non-Control/Non- Affiliate Investments” are investments that are neither Control Investments nor Affiliate Investments. Because our consolidated financial statements are prepared in accordance with ASC Topic 946, we do not consolidate companies in which we have Control Investments nor do we apply the equity method of accounting to our Control Investments or Affiliate Investments.

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

Net unrealized currency gains and losses arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate are reflected separately as unrealized appreciation/depreciation on translation of assets and liabilities denominated in foreign currencies.

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

Calculation of Net Asset Value

Our net asset value has been calculated and published on a quarterly basis since June 30, 2014, which was the end of the first full quarter after the minimum offering requirement was satisfied. We will calculate our net asset value per share by subtracting all liabilities from the total carrying amount of our assets, which includes the fair value of our investments, and dividing the result by the total number of outstanding shares on the date of valuation. For purposes of calculating our net asset value, we expect to carry all liabilities at cost.

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

Organization Costs

Organization costs will be expensed on the company’s consolidated statements of operations as incurred.

Offering Costs

Offering costs include all costs to be paid by the company in connection with the offering, including legal, accounting, printing, mailing and filing fees, charges of the company’s escrow holder, transfer agent fees, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the offering and marketing process, and preparing supplemental sales materials, holding educational conferences, and attending retail seminars conducted by broker-dealers. When recognized by the company, offering costs will be recognized as a reduction of the proceeds from the offering.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued new accounting guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term ‘substantial doubt’ and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management is of the opinion that adopting this new accounting guidance will not have any material effect on the company’s consolidated financial statements.

On January 9, 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items, or ASU 2015-01, to simplify income statement classification by removing the concept of extraordinary items from United States generally accepted accounting principles (“GAAP”). As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The standard is effective for periods beginning after December 15, 2015. The company does not expect the adoption of ASU 2015-01 to have a material effect on the company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the company is planning to apply ASU 2015-02 in fiscal 2016. The company does not believe that adoption will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the company is planning to apply ASU 2015-03 in fiscal 2016. The company does not believe that adoption will have a material impact on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is planning to apply ASU 2015-07 in fiscal 2016. The company does not believe that adoption will have a material impact on our consolidated financial statements.

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

Portfolio and Investment Activity

During the year ended December 31, 2015, the company invested in multiple alternative energy generation portfolios as follows:

East to West Solar Portfolio

As of January 30, 2015, the company acquired a 9.789 Megawatts of operating solar power facilities located on 13 sites in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina for a gross purchase price of approximately $17,250,000. The portfolio was acquired with approximately $9,073,000 of project financing debt in place with a commercial bank and a municipal entity with interest rates originally ranging from 5.5% to 7.5% annually.

The East to West Solar Portfolio consists of ground and roof mounted solar systems (each, a “System”) located on municipal and commercial properties as follows:

1.	Denver International Airport - The Denver International Airport System has a generation capacity of 1,587.6 kilowatts (“kW”). The System sells power directly to the City and County of Denver Department of Aviation, which is the owner and operator of the airport. The System has a 25-year variable rate power purchase agreement (“PPA”) with a floor price of $0.036/kilowatt hour (“kWh”). The System also sells Solar Renewable Energy Credits (“SORECs”) to the local utility (Xcel Energy) under a 20 year contract.

2.	Progress Energy I – The Progress Energy I System has a generation capacity of 2,479.0 kW. The System is located in Laurinburg, North Carolina and sells power to the utility, Duke Energy (Progress Energy) under a 20-year fixed rate PPA at $0.120/kWh.

3.	Progress Energy II – The Progress Energy II System has a generation capacity of 2,499.2 kW. The System is located in Laurinburg, North Carolina and sells power directly to the utility, Duke Energy (Progress Energy) under a 15-year fixed rate PPA at $0.083/kWh. The System also sells RECs to Duke Energy (Progress Energy) under a 15 year contract.

4.	SunSense I - The SunSense I System has a generation capacity of 500.0 kW. The System is located in Raleigh, North Carolina and sells power directly to the utility, Duke Energy (Progress Energy Carolinas, Inc.) under a 20-year fixed rate PPA at $0.150/kWh.

5.	SunSense II – The SunSense II System has a generation capacity of 497.0 kW. The System is located in Clayton, North Carolina and sells power directly to the utility, Duke Energy (Progress Energy Carolinas, Inc.) under a 20-year fixed rate PPA at $0.150/kWh.

6.	SunSense III – The SunSense III System has a generation capacity of 497.0 kW. The System is located in Fletcher, North Carolina and sells power directly to the utility, Duke Energy (Progress Energy Carolinas, Inc.) under a 20-year fixed rate PPA at $0.150/kWh.

7.	NIPSCO III – The NIPSCO “Turtle Top” System has a generation capacity of 375.2 kW. The System is located in New Paris, Indiana and sells power directly to the Northern Indiana Public Service Company under a 15-year fixed rate PPA which started at $0.260/kWh and grows annually at 2.0%.

8.	OUC I – The OUC I System has a generation capacity of 417.0 kW. The System is located in Orlando, Florida and sells power directly to the Orlando Utilities Commission. The System has a 25-year fixed rate PPA at $0.195/kWh.

9.	KIUC – The KIUC System has a generation capacity of 383.0 kW. The System is located in Koloa, Hawaii and sells power directly to the Kauai Island Utility Cooperative under a 20-year fixed rate PPA at $0.200/kWh.

10.	TJ Maxx – The TJ Maxx System has a generation capacity of 249.9 kW. The System is located in Bloomfield, Connecticut and sells power directly to the H.G. Conn. Realty Corp under a 15-year fixed rate PPA which started at $0.112/kWh and grows annual at 3%.

11.	Denver Public Schools (Green Valley) – The Green Valley System has a generation capacity of 101.2kW. The System is located in Denver, Colorado and sells power directly to the Denver Public Schools under a 20-year fixed rate PPA which started at $0.027/kWh and grows annually at 3%. The System also sells SORECs to Xcel Energy under a 20-year fixed price contract at a rate of $0.115/kWh.

12.	Denver Public Schools (Rachel B. Noel) – The Rachel B. Noel System has a generation capacity of 101.2 kW. The System is located in Denver, Colorado, and sells power directly to the Denver Public Schools under a 20-year fixed rate PPA which started at $0.027/kWh and grows annually at 3%. The System also sells SORECs to Xcel Energy under a 20-year fixed price contract at a rate of $0.115/kWh.

13.	Denver Public Schools (Greenwood) – The Greenwood System has a generation capacity of 101.2 kW. The System is located in Denver, Colorado, and sells power directly to Denver Public Schools under a 20-year fixed rate PPA which started at $0.027/kWh and grows annually at 3%. The System also sells SORECs to Xcel Energy under a 20-year fixed price contract at a rate of $0.115/kWh.

On April 13, 2015 and April 16, 2015, respectively, the company acquired two additional operating solar PV systems each approximately 1.0 MW and together comprising a total of 2.05 MW located in Gainesville, Florida (the “Gainesville Solar” facilities).

Details of the Gainesville Solar facilities, which were added to the East to West Solar Portfolio, are as follows:

1.	MLH2 - The MLH2 System has a generation capacity of 1,000 kW. The System is located in Gainesville, Florida, on land now owned by the company, and sells power to the Gainesville Regional Utility (GRU), which is rated Aa2 by Moody’s, under a 20 year fixed rate PPA at a price of $0.19/kWh. The System was placed in service on September 27, 2012.

2.	MLH3 – The MLH3 System has a generation capacity of 1,050 kW. The System is located in Gainesville, Florida and sells power to the GRU under a 20 year fixed rate PPA at a price of $0.15/kWh. The System was placed in service on November 22, 2013.

The purchase of the Gainesville Solar facilities was funded through an equity investment by the company of $4,100,000. In conjunction with the purchase of these facilities, the company drew down an additional $1,691,000 in funds from a commercial bank at an annual interest rate of 6.25% as well as renegotiated all outstanding debt with that entity to an annual interest rate of 6.25%.

On December 29, 2015, the company acquired two additional operating solar PV systems comprising a total of 7.621 MW (the “NC Tar Heel Portfolio”) located in North Carolina through an equity investment of approximately $8,400,000 plus working capital.

Details of the NC Tar Heel Portfolio, which was added to the East to West Solar Portfolio, are as follows:

1. Person County Solar Park 2 (PCIP) – The PCIP System has a generation capacity of 1,250 kW. The System is located in Timberlake, North Carolina and sells power to the utility, Duke Energy (Progress Energy) under a 20-year PPA at a current price of $0.130/kWh which escalates at a rate of 2% per year. The System was placed in service in November 2011.

2. South Robeson – The South Robeson System has a generation capacity of 6,371kW. The System is located in Rowland, North Carolina and sells power to the utility, Duke Energy (Progress Energy), under a 15-year fixed rate PPA at a price of $.083/kWh. The System also sells RECs to Duke Energy (Progress Energy) under a 15-year contract at a price of $0.005/kWh. The System was placed in service in June 2012.

Magnolia Sun Portfolio

On August 19, 2015, the company acquired four solar facilities in Tennessee, with a total generation capacity of 3.0 MW, for a total purchase price of approximately $7,500,000. The four assets acquired within the Magnolia Sun Portfolio (named “Powerhouse One”), consist of commercial grade, ground mounted solar systems located on leased property within a five mile radius in Fayetteville, Tennessee. Electricity produced by the portfolio is sold under long term PPAs with two investment grade counterparties; the Tennessee Valley Authority and Fayetteville Public Utilities. The PPAs have an average remaining contract life of approximately 16 years.

The company announced on January 19, 2016, that it has acquired an additional 721,828 kW of operating solar power facilities located on three sites in the states of California and Massachusetts, for a total purchase price of approximately $250,000 (the “CaMa Solar Portfolio”). The largest off-taker is Santa Cruz City Schools, rated Aa2, followed by Petaluma City Schools of Sonoma County, rated A2, which are both based in California. The third off-taker is the WGBH Educational Foundation, a non-profit, which has a rating of Aaa on its revenue bonds and is located in Boston, MA.

Green Maple Portfolio

In the fourth quarter of 2014, the company committed to construct five solar power facilities that originally comprised the Green Maple Portfolio.

A brief summary description of each project is as follows:

1.	Charter Hill Solar – Constructed in Rutland, Vermont, this 1.044MW DC system has a PPA with Green Mountain Power, an investment grade utility, to sell 100% of the power generated over a 25 year period.

2.	Williamstown Solar – Constructed in Williamstown, Vermont, this 732 kW DC system has an SSA in place with a commercial entity to purchase 100% of the energy generated by the system for 20 years.

3.	GLC Chester Solar – Constructed in Chester Township, Vermont, this 732 kW DC system has SSAs in place with various municipal entities to purchase 100% of the energy generated by the system for 20 years.

4.	Pittsford Solar – Constructed in Pittsford Township, Vermont, this 686 kW DC system has SSAs in place with various commercial entities to purchase 100% of the energy generated by the system for 20 years.

5.	Novus Royalton Solar – Constructed in Royalton, Vermont, this 686 kW DC system has SSAs in place with various municipal entities to purchase 100% of the energy generated by the system for 20 years.

On September 10, 2015, the company acquired Proctor GLC Solar LLC, which owns the rights to construct a solar facility in Proctor, Vermont. This 708.75 kW DC system has a solar servicing agreement (“SSA”) in place with a municipal entity to purchase 100% of the energy generated by the system for 20 years.

On October 2, 2015, the company acquired Hartford Solarfield LLC which owns the rights to construct a solar facility on the landfill in Hartford, Vermont. This 748.44 kW DC system has an SSA in place with a municipal entity to purchase 100% of the energy generated by the system for 20 years. Construction on this facility commenced in October 2015 with an operational date expected in early 2016.

On December 7, 2015, the company acquired 46 Precision Drive LLC, which owns the rights to construct a solar facility in North Springfield, Vermont. This 748.44 kW DC system has an SSA in place with a municipal entity to purchase 100% of the energy generated by the system for 20 years. Construction on this facility commenced in December 2015 with an operational date expected in early 2016.

As of December 31, 2015, the original five facilities as well as Proctor GLC Solar LLC are operational and generating power. The remaining cost to complete all six locations under their respective EPC Contracts is approximately $1,003,000. The three remaining facilities are still under construction as of December 31, 2015. The company has entered into separate loan agreements for each of the six facilities currently operational with the Vermont Economic Development Authority (“VEDA”) for a total loan commitment of approximately $4,469,000, of which approximately $1,020,000 is undrawn as of December 31, 2015. The company has also received a loan commitment in the amount of approximately $754,000 from VEDA on one of the remaining facilities under construction.

Canadian Northern Lights Portfolio

On October 10, 2014, the LLC, through GREC, entered into two definitive solar asset transfer agreements to acquire a portfolio of forty- five (45) rooftop solar photovoltaic systems (the “Canadian Northern Lights Portfolio”) for a net purchase price of USD $1,028,136 plus USD $5,644 in closing costs. Subsequent to the closing, the company invested an additional USD $40,000 to cover working capital requirements as well as certain upgrades to the systems. The assets are located within a 60 mile radius of Toronto, Ontario, Canada and comprise approximately 275 kilowatts of generation capacity. The major terms include the transfer of the individual local distribution company and Ontario Power Authority (“OPA”) contracts from the seller to Canadian Northern Lights Corp, a wholly owned, indirect subsidiary of the company (“CNLC”).

On November 1, 2015, the LLC, through GREC, acquired an additional thirty-five (35) residential, rooftop photovoltaic systems in the province of Ontario, Canada for a purchase price of approximately USD $599,000 including certain improvements made subsequent to the acquisition.

There is a standardized lease that is signed with each of the home / building owners that allows the system to be generally operated and maintained during the term of each OPA contract. The lease has been designed to survive the sale of the home / building and there is a non- disturbance provision which will allow the owner of the system, the company, to operate the system for the entirety of the term. The home / building owner receives a modest rental payment for use of the rooftop which is paid annually.

The Canadian Northern Lights Portfolio produces revenue from the sale of electricity measured in kilowatt hours (kWh) to the OPA, the sole off taker for all 80 solar systems. The price of electricity sold, based upon the rate contained in the OPA contract, is between CAD $0.549 and CAD $0.802 per kWh. On average, the 80 OPA contracts have a remaining life of approximately 17 years unless terminated earlier by either party pursuant to the terms of each contract.

Six States Solar Portfolio

On December 29, 2015, the company signed an agreement to lease 6.233 MW of operating solar power facilities located on 23 sites in the states of Arizona, California, Colorado, Connecticut, Florida and Indiana for a purchase price of approximately $434,000. The 23 systems are leased to the company under a master lease agreement. During the term of the lease, which is approximately 18 years, there is the potential for the company to purchase these assets directly upon agreement and consent of the parties. With over 82% of the contracted revenues from investment grade counterparties, the average remaining life of the PPA is approximately 18 years.

The Six States Solar Portfolio (the “SSS Portfolio”) consists of ground and roof mounted solar units located on municipal and commercial properties as follows:

1.	Newington Public Schools - Newington Public Schools (“Newington”) is the off-taker for the Town of Newington project, which comprises approximately 2.5% of revenue in the SSS Portfolio. Located in Newington, Connecticut, Newington encompasses seven schools, which are accredited by the New England Association of Schools & Colleges. The off-taker serves approximately 4,200 students from kindergarten through 12th grade.

2.	Northwestern Regional School District #7 - Northwestern Regional School District (“Northwestern”) is the off-taker for the Regional School District #7 project, which comprises approximately 7.4% of revenue in the SSS Portfolio. Located in Winsted, Connecticut, Northwestern is a comprehensive public Middle School-High School. The off-taker serves the total Regional Community with emphasis on middle school and high school students.

3.	City of Winters - The City of Winters (“Winters”) is the off-taker for the City of Winters project, which comprises approximately 8.4% of revenue in the SSS Portfolio. Located in Winters, California, the city is part of the Sacramento-Arden-Arcade-Yuba City, California-Nevada region. The city’s population totaled 6,624 as of the 2010 census.

4.	Denver Public Schools - Denver Public Schools (“DPS”) is the off-taker for the 13 Denver Public Schools projects, which comprises approximately 15.5% of revenue in the SSS Portfolio, with 4.0% coming from PPA revenue and 11.6% from RECs with Xcel Energy. Located in Denver, Colorado, DPS encompasses 185 schools serving 90,150 students. Both DPS and Xcel Energy maintains investment grade credit ratings.

5.	Adams State College - Adams State College (“Adams”) is the off-taker for the Adams State College project, which comprises approximately 5.3% of revenue in the SSS Portfolio, with 1.5% coming from PPA revenue and 3.9% from RECs with Xcel Energy. Located in Alamosa, Colorado, Adams is a state-supported liberal arts university established in 1921. Both Adams and Xcel Energy maintains investment grade credit ratings.

6.	Sacramento County Water Agency - Sacramento County Water Agency (“SCWA”) is the off-taker for the Sacramento County Waste Authority project, which comprises approximately10.6% of revenue in the SSS Portfolio, with 9.5% coming from PPA revenue and 1.1% coming from performance-based incentives with Sacramento Municipality Utility District (“SMUD”). Located in Sacramento, California, SCWA commits to providing safe and reliable drinking water to over 55,000 homes and businesses. SCWA was established in 1952 with the passage of the Sacramento County Water Agency Act. Both SCWA and SMUD maintains investment grade credit ratings.

7.	Tanque Verde School District - Tanque Verde School District (“TVSD”) is the off-taker for the four Tanque Verde School District projects, which comprise approximately 21.9% of revenue in the SSS Portfolio, with 8.4% coming from PPA revenue and 13.5% coming from RECs with Tuscan Electric Power. Located in Tucson, Arizona, TVSD encompasses four schools. Both TVSD and Tuscan Electric Power maintain investment grade credit ratings.

8.	Northern Indiana Public Service Company - Northern Indiana Public Service Company (“NIPSCO”) is the off-taker for the three NIPSCO projects, which comprise approximately 17.0% of revenue in the SSS Portfolio. The projects are located in Goshen, Milford, and Topeka, Indiana. NIPSCO is Indiana’s largest natural gas distributor and second-largest distributor of electricity serving more than one million customers. The off-taker maintains an investment grade credit rating.

9.	South Adams County Water and Sanitation District - The South Adams County Water and Sanitation District (“South Adams”) is the off-taker for the South Adams project, which comprises approximately 4.1% of revenue in the SSS Portfolio with 1.5% coming from the PPA and 3.9% coming from RECs sold to Xcel Energy. Located in Commerce City, Colorado, South Adams was formed in 1953 under the State of Colorado Special District provisions to serve Commerce City. South Adams is the largest combined Water and Sanitation District in the state of Colorado serving nearly 50,000 customers. The off-taker maintains an investment grade credit rating.

With the inclusion of owned, leased and “under construction” assets, the company operates approximately 38 MW of operating solar power facilities throughout the United States and Canada as of December 31, 2015.

Greenbacker Wind Portfolio

On December 8, 2015, the company, through a wholly-owned subsidiary - Greenbacker Wind LLC - acquired a total of 10.0 MW of operating wind power facilities, using four 1.7 MW and two 1.6 MW General Electric wind turbines, located in Teton County, Montana (the “Greenbacker Wind Portfolio”), for a purchase price of approximately $6,615,000 plus assumed project level debt of approximately $12,412,000 for a total of $19,027,000. The project sells power directly to the local public utility, NorthWestern Energy, an investment grade rated utility.

The Greenbacker Wind Portfolio has a 20-year fixed-rate PPA, with pricing based on a $0.05444/kWh off peak rate and a $0.09087/kWh on peak rate for the contract period. The system has historically performed in line with production estimates. With the original in-service date being May 1, 2014, there is approximately 18.5 years remaining on the current PPA. The Greenbacker Wind Portfolio also has a contract to sell renewable energy credits to NorthWestern Energy priced at $0.0069/kWh and escalating at 2.5% with a $0.0099/kWh cap.

This investment represents the company’s first wind asset and complements our already diversified solar portfolio. It also represents the company’s first investment in Montana and provides a unique asset in that it generates the majority of its cash flows during the winter months.

Energy Efficiency Loans and Leases

During the year ended December 31, 2015, the company entered into three separate short term, secured loans with LED Funding LLC to fund the purchase and installation of energy efficient lighting in three commercial locations in Puerto Rico, United States. The maximum combined amount of the loans is $575,000. At the end of the installation period, which occurred during the quarter ending December 31, 2015 for two of the loans and subsequent to year end for the third loan, the company entered into a Conditional Asset Purchase Agreement to acquire the assets from LED Funding LLC and lease them back to an affiliate of the seller, AEC-LEDF, LLC. The lease periods under the master lease agreement correspond with underlying equipment service agreements between LED Funding LLC and the owners of the commercial locations.  The equipment service agreement terms range from seven to ten years. At the end of each of the lease terms, ownership of the fixtures is retained by the owners of the commercial locations.

On September 24, 2015, the company entered into a secured loan agreement with Renew AEC One, LLC to fund the installation and purchase of energy efficiency lighting in a warehouse in Pennsylvania. The amount of the loan, which will not exceed $1,100,000, bears an interest rate of 10.25% per annum. The principal is amortized over the ten year life of the loan which ends in February 2025.

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of December 31, 2015, all loans are considered current per their terms.

During the period ended December 31, 2014, the company invested in three solar generation portfolios - Sunny Mountain, Green Maple and Canadian Northern Lights. Green Maple and Canadian Northern Lights were discussed above.

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

Investment Summary

The following table presents the purchases of new or existing investments for the year ended December 31, 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014:

	For the year ended December 31, 2015	For the period Commencement of Operations (April 25, 2014) through December 31, 2014
Alternative Energy - Solar
Sunny Mountain Portfolio	$—	$920,000
Canadian Northern Lights Portfolio	535,000	1,068,136
East to West Solar Portfolio	19,765,000	—
Green Maple Portfolio	8,800,000	700,000
Magnolia Sun Portfolio	7,550,000	—
Six States Solar Portfolio	2,300,000	—
Alternative Energy - Wind
Greenbacker Wind Portfolio	6,750,000	—
Energy Efficiency Secured Loans
GREC Energy Efficiency LLC Portfolio	797,734	—
LED Funding – Universidad Project	97,787	—
Renew AEC One, LLC	1,085,508	—
Total	$47,681,029	$2,688,136

The composition of the company’s investments as of December 31, 2015, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar
Sunny Mountain Portfolio	$920,000	$1,329,803	2.6%
Canadian Northern Lights Portfolio	1,603,136	1,562,967	3.0
East to West Solar Portfolio	19,765,000	20,005,027	38.9
Green Maple Portfolio	9,500,000	9,577,290	18.6
Magnolia Sun Portfolio	7,550,000	7,542,723	14.7
Six States Solar Portfolio	2,300,000	2,685,597	5.2
Alternative Energy - Wind
Greenbacker Wind Portfolio	6,750,000	7,093,750	13.8
Energy Efficiency Secured Loans
GREC Energy Efficiency LLC Portfolio	451,705	474,114	0.9
LED Funding – Universidad Project	97,787	97,787	0.2
Renew AEC One, LLC	1,085,508	1,085,508	2.1
Total	$50,023,136	$51,454,566	100.0%

The composition of the company’s investments as of December 31, 2014, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Sunny Mountain Portfolio	$920,000	$989,115	36.1%
Canadian Northern Lights Portfolio	1,068,136	1,048,709	38.3
Green Maple Portfolio	700,000	699,677	25.6
Total	$2,688,136	$2,737,501	100.0%

The composition of the company’s investments as of December 31, 2015 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$41,638,136	$42,703,407	83.0%
Alternative Energy - Wind	6,750,000	7,093,750	13.8
Energy Efficiency Secured Loans	1,635,000	1,657,409	3.2
Total	$50,023,136	$51,454,566	100.0%

The composition of the company’s investments as of December 31, 2014 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$2,688,136	$2,737,501	100.0%
Total	$2,688,136	$2,737,501	100.0%

Results of Operations

On March 28, 2014, we had satisfied the minimum offering requirements and on April 25, 2014, commenced operations.

Revenues. Dividend income for the year ended December 31, 2015 totaled $1,845,000, while interest income earned on our cash and cash equivalents amounted to $9,122. Dividend income for the period from Commencement of Operations (April 25, 2014) through December 31, 2014 totaled $37,121 while interest income earned from our cash and cash equivalent investments amounted to $1,170.

As the majority of our assets consist of equity investments in renewable energy projects, the majority of our revenue is generated in the form of dividend income. Dividend income from our privately held, equity investments are recognized when received. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects

Expenses. For the year ended December 31, 2015, the company incurred $1,625,780 in operating expenses, including the management fees earned by the advisor. While the advisor has assumed responsibility for $880,545 of the company’s operating expenses under the expense reimbursement agreement since inception, for the year ended December 31, 2015 the company reimbursed the adviser $300,000 of previously assumed expenses, subject to the restrictions of the Maximum Rates. During the year ended December 31, 2015, the advisor elected to reduce the Maximum Rates to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period. Since average annual expenses were less than 5% for the year ended December 31, 2015, the company recorded a net $11,794 payable to the adviser as reimbursement for assumption of past operating expenses.

For the period from Commencement of Operations (April 25, 2014) through December 31, 2014, the company incurred $681,354 in operating expenses including the management fees earned by the advisor. Additionally, the company became obligated for all pre-operating costs (not including organizational and offering costs) of $222,734 upon Commencement of Operations. The advisor assumed responsibility for all of the company’s operating expenses under the expense reimbursement agreement above the Maximum Rate (defined below), which amounted to $648,720 for the period from Commencement of Operations (April 25, 2014) through December 31, 2014.

For the year ended December 31, 2015, the advisor earned $571,271, in management fees. While there were no incentive allocations earned to date by the advisor, the consolidated financial statements reflect a $276,412 incentive allocation for the year ended December 31, 2015, based upon net unrealized gains.

For the period from Commencement of Operations (April 25, 2014) through December 31, 2014, the advisor earned $64,282, in management fees of which $21,228 were waived. The advisor had agreed to waive all management and incentive fees until the company makes its first investment in a renewable energy or energy efficiency project or other energy related business, which occurred on September 1, 2014. While there were no incentive allocations earned during the period ended December 31, 2014 by the advisor, the consolidated financial statements reflect a $9,846 incentive allocation expense based upon net unrealized gains as of December 31, 2014.

Going forward, we expect our primary expenses to be the payment of asset management fees under our advisory agreement with the advisor. We will bear other expenses, which are expected to include, among other things:

•	organization expenses relating to offerings of units, subject to limitations included in our advisory agreement;

•	the cost of calculating our net asset value, including the related fees and cost of retaining third-party valuation services;

•	the cost of effecting sales and repurchases of units;

•	fees payable to third parties relating to, or associated with our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub- advisors;

•	fees payable to our advisor;

•	interest payable on debt, if any, incurred to finance our investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	independent manager fees and expenses, including travel expenses;

•	costs of board meetings, unitholders’ reports and notices and any proxy statements;

•	directors and officers errors and omissions liability insurance and other types of insurance;

•	direct costs, including those relating to printing of unitholder reports and advertising or sales materials, mailing, long distance telephone and staff;

•	fees and expenses associated with the collection, monitoring, reporting of the non-financial impact of our investments, including expenses associated with third party external assurance of our impact data;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002 and applicable federal and state securities laws; and

•	all other expenses incurred by us or the advisor or sub-advisors in connection with administering our investment portfolio, including expenses incurred by our advisor in performing certain of its obligations under the advisory agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments and Translation of Assets and Liabilities Denominated in Foreign Currencies. Net realized and unrealized gains and losses from our investments and net realized and unrealized foreign currency gains and losses on translation of assets and liabilities denominated in foreign currencies are reported separately on the consolidated statement of operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. While we recognized no realized gains or losses for the year ended December 31, 2015, a net change in unrealized appreciation of $1,382,065 was recorded of which $1,578,967 related to change in value of investments and ($196,902) related to change in value based upon changes in foreign currency exchange rates. While we recognized no realized gains or losses for the period from Commencement of Operations (April 25, 2014) through December 31, 2014, a net change in unrealized appreciation of $49,365 was recorded during the period of which $81,012 related to change in value of investments and ($31,647) related to change in value based upon changes in foreign currency exchange rates.

Changes in Net Assets from Operations. For the year ended December 31, 2015, we recorded a net increase in net assets resulting from operations of $2,248,613. For the period from Commencement of Operations (April 25, 2014) through December 31, 2014, we recorded a net decrease in net assets resulting from operations of $146,620.

Changes in Net Assets, Net Asset Value and Offering Prices. Based on the net asset value for the quarter ended December 31, 2015, the offering price of our shares has changed effective February 5, 2016. Effective as of that date, the company commenced selling shares on a continuous basis at a price of $10.048 per Class A share, $9.621 per Class C share and $9.230 per Class I share.

On December 29, 2014, the company entered into a capital contribution agreement with our advisor and Greenbacker Group LLC, a direct owner of our advisor, pursuant to which a non-refundable, non-interest-bearing capital contribution to the company in the amount of $193,000 was made on December 31, 2014, to maintain the company’s net asset value per share at $8.50. Had the advisor not made a non-refundable capital contribution as of December 31, 2014 and had not absorbed and deferred reimbursement for a significant portion of the company’s operating expenses since it began its operations, the net asset value as of December 31, 2014 would have been $6.86.

Liquidity and Capital Resources

As of December 31, 2015 and 2014, the company had $5,889,030 and $7,567,061 in cash and cash equivalents, respectively. We use our cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

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

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $10,239,000 and $3,449,000 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West Solar and Green Maple Portfolios, respectively, as of December 31, 2015. The company and GREC provided an unsecured guarantee on the repayment of these loans. The company has renegotiated interest rates on all of its outstanding bank loans with interest rates greater than 6.25% to reset the rates at 6.25%, prospectively.

During the quarter ended December 31, 2015, Williamstown Old Town Road LLC, Novus Royalton LLC, GLC Chester Community Solar LLC Charter Hill Solar LLC., Pittsford GLC Solar LLC, and Proctor GLC Solar LLC, all indirect, wholly owned subsidiaries included in the Green Maple Portfolio, individually entered in loan agreements with the VEDA to borrow at total of approximately $4,469,000. The terms of all the loans include 1) a term of one hundred and forty seven (147) months with principal repayments commencing in the fourth month; and 2) interest thereon at a variable rate, tied to VEDAs prime rate, with an initial rate of 2%. While the individual subsidiaries of Green Maple LLC have pledged all their assets as collateral, Green Maple LLC, GREC and the company have individually provided an unsecured guaranty on these loans. In December 2015, VEDA provided a loan commitment in the amount of $753,761 to Hartford Solarfield LLC, a wholly owned subsidiary of Green Maple LLC with an expected execution in February 2016. Due to VEDA reaching their maximum capacity on loans collateralized by solar assets in the fourth quarter of 2015, the company does not expect to avail itself of any additional financing provided by VEDA in the near future.

As part of the acquisition of Fairfield Wind Manager LLC (“FWM LLC”) by Greenbacker Wind LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for $12,411,801 in outstanding notes payable collateralized by wind assets held by Fairfield Wind Owner, LLC (“FWO LLC”), an entity which FWM LLC owns 50.01%. The loan earns interest at a variable base rate plus the applicable margin (3.0% as of December 31, 2015), as such terms are defined in the financing agreement.

Since the company maintains operating control over this entity, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries.

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 5.42% as of December 31, 2015.

The following table summarizes the notes payable balances of the company’s operating entities as of December 31, 2015, in addition to committed but undrawn funds on notes payable:

	Interest Rates
	Range	Weighted Average	Maturity Dates	December 31, 2015
Fixed rate notes payable	5.50% - 6.25%	6.01%	02/10/2018 - 03/31/2021	$10,239,000
Floating rate notes payable	2% – 5.86%	5.03%	06/02/2021- 03/29/2028	16,880,000
				$27,119,000

The principal payments due on the notes payable for each of the next five years ending December 31 and thereafter, including amounts expected to be draw down on existing commitments, are as follows:

Year ending December 31:	Principal Payments
2016	1,395,000
2017	1,502,000
2018	2,601,000
2019	1,536,000
2020	1,609,000
Thereafter	18,476,000
$27,119,000

In the future, we expect that our primary sources of financing will be through corporate-level credit facilities or other secured and unsecured borrowings. In addition, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, other sources of capital may include tax equity financings, whereby an investor receives an allocation of tax benefits as well as cash distribution and governmental grants. Tax equity investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the tax equity investors achieve their agreed upon rate of return, they may be entitled to substantially all of the applicable project’s operating cash flow, as well as substantially all of the project’s ITCs, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the tax equity investors reach their target return between 5 and 10 years after the applicable project achieves commercial operation. As a result, a tax equity financing may substantially reduce the cash distributions from the applicable project available for debt service and the period during which the tax equity investors receive most of the cash distributions may last longer than expected if the portfolio company’s energy projects perform below our expectations. While the terms of a tax equity financing may cause cash to be diverted away from the company to the tax equity investor for certain periods specified in the financing arrangement (often five to ten years, measured from commencement of the tax equity financing), the we expect to couple investments where cash is so restrained with other cash flowing investments so as to provide cash for distributions to investors. Our investment strategy will involve a combination of different types of investments, so as to maintain a mix of cash flowing and non-cash flowing investments.

Hedging Activities

We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into derivatives (including swaps) or other financial products in an attempt to hedge our interest rate risk. In connection with the FWO LLC note payable, FWO LLC entered into two interest rate swap agreements with a total notional amount of $12,411,801 to swap the floating rate interest payments under the note payable agreement for corresponding fixed payments. The swap agreements have an effective interest rate of 2.86% and 5.07%, respectively, and an outstanding total notional balance that matches the principal of the loan agreement. The value of the swap agreements as of December 31, 2015 was a total liability in the amount of $1,850,000. FWO LLC did not designate the derivative as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense.

In regard to our investment in the Canadian Northern Lights Portfolio, with 80 solar assets located in and around Toronto, Ontario, Canada, we have foreign currency risk related to our revenue and operating expenses which are denominated in the Canadian dollars as opposed to the U.S. dollars. While we are currently of the opinion that the currency fluctuation between the Canadian and US dollar will not have a material impact on our operating results, we may in the future enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk if we believe not doing so would have a material impact our results of operations.

Contractual Obligations

While the company does not include a contractual obligations table herein as all obligations of the company are short-term, we have included the following information related to commitments of the company to further assist investors in understanding our outstanding commitments.

Advisory Agreement - GCM, a private firm that is registered as an investment adviser under the Advisers Act serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us. The advisory agreement was previously approved by our board of directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for successive one-year periods if approved annually by a majority of our independent directors. The advisory agreement was re-approved in March 2015 and February 2016, for the one-year period commencing April 25, 2015 and April 25, 2016, respectively.

Pursuant to the advisory agreement, GCM is authorized to retain one or more subadvisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any subadvisor to ensure that material information discussed by management of any subadvisor is communicated to our board of directors, as appropriate. If GCM retains any subadvisor, our advisor will pay such subadvisor a portion of the fees that it receives from us. We will not pay any additional fees to a subadvisor. While our advisor will oversee the performance of any subadvisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any subadvisor. As of December 31, 2015, no subadvisors have been retained by GCM.

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

Administration Agreement - Greenbacker Administration LLC, a Delaware limited liability company and an affiliate of our advisor, will serve as our Administrator. As of December 31, 2015, Greenbacker Administration LLC has delegated certain of its administrative functions to US Bancorp Financial Services LLC. Greenbacker Administration LLC may enter into similar arrangements with other third party administrators, including with respect to cash management and fund accounting services. In the future, Greenbacker Administration LLC may perform certain asset management and oversight services, as well as asset accounting and administrative services, for the company. It is anticipated, however, that Greenbacker Administration LLC will delegate such administrative functions to third parties in order to recognize certain operational efficiencies for the benefit of the company.

Green Maple Solar Portfolio – Pursuant to separate engineering, procurement and construction contracts (“EPC Contract”), the company, subject to certain conditions, has committed to construct nine solar power facilities that comprise the Green Maple Portfolio as of December 31, 2015. While the remaining costs to complete all nine locations under the individual EPC Contracts is approximately $5,536,000, the company has firm loan commitments in place to fund approximately $1,774,000 of this amount as of December 31, 2015.

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Pursuant to various loan agreements between operating subsidiaries of the East to West Solar portfolio and various financial institutions, East to West Solar LLC, a wholly owned subsidiary of GREC, has pledged all of its solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2021. In addition, East to West Solar LLC, GREC and the company have provided an unsecured guaranty on approximately $10,239,000 of term loans as of December 31, 2015.

Pursuant to various loan agreements between operating subsidiaries of the Green Maple portfolio and VEDA, Green Maple LLC, a wholly owned subsidiary of GREC, has pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2027. In addition, Green Maple LLC, GREC and the company have provided an unsecured guaranty on the outstanding principal of term loans, which is approximately $3,449,000 as of December 31, 2015.

Renewable Energy Credits: For certain solar power systems in the Green Maple Portfolio, the company has received incentives in the form of RECs. Green Maple LLC has entered into multiple five year binding contractual arrangements whereby Green Maple LLC agreed to sell a fixed amount of RECs at a fixed price over the term of the agreement. REC revenue will be recognized by Green Maple LLC at the time it has transferred a REC pursuant to an executed contract relating to the sale of the RECs to a third party. If production does not occur on the systems for which we have sale contracts for our RECs, we may have to purchase RECs on the spot market or pay specified contractual damages. Based upon current projections of electricity production, we do not expect a requirement to purchase RECs to fulfill our current REC sales contracts.

Recording of a sale of RECs under GAAP is accounted for under ASC 605, Revenue Recognition. There are no differences in the process and related revenue recognition between REC sales to utilities and non-utility customers. Revenue is recorded in our wholly owned, single member LLCs when all revenue recognition criteria are met, including that: there is persuasive evidence that an arrangement exists (typically through a contract), services rendered through the production of electricity, pricing is fixed and determinable under the contract and collectability is reasonably assured. The accounting policy adopted by our wholly owned, single member related to RECs is that the revenue recognition criteria are met when the energy is produced and a REC is generated and transferred to a third party.

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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	44

Audited Consolidated Financial Statements:

Consolidated Statements of Assets and Liabilities as of December 31, 2015 and 2014	45
Consolidated Statements of Operations for the year ended December 31, 2015 and for the period from April 25, 2014 (Commencement of Operations) to December 31, 2014	46
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2015 and 2014	47
Consolidated Statements of Cash Flows for the year ended December 31, 2015 and for the period from April 25, 2014 (Commencement of Operations) to December 31, 2014	48
Consolidated Schedules of Investments as of December 31, 2015 and 2014	49
Notes to Consolidated Financial Statements	51

KPMG LLP 345 Park Avenue New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Greenbacker Renewable Energy Company LLC:

We have audited the accompanying consolidated statements of assets and liabilities of Greenbacker Renewable Energy Company LLC and subsidiary (the Company), and the related consolidated statements of changes in net assets, including the consolidated schedules of investments, as of December 31, 2015 and 2014, the related consolidated statements of operations and cash flows for year ended December 31, 2015 and for the period from commencement of operations (April 25, 2014) through December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenbacker Renewable Energy Company LLC and subsidiary as of December 31, 2015 and 2014, the results of their operations and their cash flows for the year ended December 31, 2015 and for the period from commencement of operations (April 25, 2014) through December 31, 2014, in conformity with U.S. generally accepted accounting principles.

New York, New York

March 10, 2016

KPMG LLP is a Delaware limited liability partnership,

the U.S. member firm of KPMG International Cooperative

(“KPMG International”), a Swiss entity.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2015	December 31, 2014

ASSETS
Investments, at fair value (cost of $50,023,136 and $2,688,136, respectively)	$51,454,566	$2,737,501
Cash and cash equivalents	5,889,030	7,567,061
Shareholder receivable	190,725	274,098
Receivable from advisor for capital contribution	-	193,000
Due from advisor, net	26,636	49,291
Deferred tax assets, net of allowance	650,000	-
Other assets	77,518	1,186
Total assets	$58,288,475	$10,822,137

LIABILITIES
Management fee payable	$91,863	$15,114
Accounts payable and accrued expenses	351,549	237,548
Shareholder distributions payable	156,985	56,820
Total liabilities	$600,397	$309,482

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	-	-
Common stock, par value, $.001 per share, 350,000,000 authorized; 6,721,967 and 1,236,345 shares issued and outstanding, respectively	6,722	1,236
Paid-in capital in excess of par value	57,520,925	10,609,460
Capital contribution from advisor	193,000	193,000
Accumulated deficit	(1,591,014)	(340,406)
Net unrealized appreciation on investments and foreign currency translation, net of deferred taxes	1,272,186	39,519
Total common stockholders’ equity	57,401,819	10,502,809
Special unitholder’s equity	286,259	9,846
Total members’ equity (net assets)	57,688,078	10,512,655
Total liabilities and equity (net assets)	$58,288,475	$10,822,137

Net assets, Class A (shares outstanding of 5,420,728 and 1,097,844, respectively)	$46,289,968	$9,326,240
Net assets, Class C (shares outstanding of 248,456 and 84,964, respectively)	2,121,675	721,773
Net assets, Class I (shares outstanding of 1,052,783 and 53,537, respectively)	8,990,176	454,796
Total common stockholders’ equity	$57,401,819	$10,502,809

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2015	For the period from Commencement of Operations (April 25, 2014) through December 31, 2014
Investment income:
Dividend income	$1,845,000	$37,121
Interest income	9,122	1,170
Total investment income	$1,854,122	$38,291

Operating expenses:
Management fee expense	571,271	64,282
General and administration expenses	210,539	99,885
Audit expense	235,147	209,229
Insurance expense	78,628	55,883
Directors fees and expenses	94,750	71,250
Organizational expenses	238,542	66,750
Legal expenses	130,395	-
Other expenses	66,508	114,075
Operating expenses before expense waiver and reimbursement	1,625,780	681,354
Pre-operating expenses	-	222,734
Waiver of management fees	-	(21,228)
Expense reimbursement from advisor	11,794	(648,720)
Total expenses, net of expense waiver and reimbursement	1,637,574	234,140
Net investment income (loss) before deferred tax benefit	216,548	(195,849)
Deferred tax benefit	522,985	-
Net investment income (loss)	739,533	(195,849)

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized loss on foreign currency transactions	-	(136)
Net change in unrealized appreciation on investments	1,578,967	81,012
Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	(196,902)	(31,647)
Change in benefit from deferred taxes on unrealized appreciation on investments	127,015	-
Net increase (decrease) in net assets resulting from operations	2,248,613	(146,620)
Net increase (decrease) in net assets attributed to special unitholder	(276,412)	(9,846)
Net increase (decrease) in net assets attributed to common stockholders	$1,972,201	$(156,466)

Common stock per share information —basic and diluted:
Net investment income (loss)	$0.22	$(0.38)
Net increase (decrease) in net assets attributed to common stockholders	$0.59	$(0.30)
Weighted average common shares outstanding	3,335,719	513,052

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

For the Years Ended December 31, 2015 and 2014

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Capital contribution from advisor	Accumulated deficit	Accumulated unrealized appreciation on investments and foreign currency translation, net of deferred taxes	Common stockholders' equity	Special unitholder	Total members' equity (net assets)

Balances at December 31, 2013	20,200	$20	$201,980	$-	$-	$-	$202,000	$-	$202,000

Proceeds from issuance of common stock, net	1,207,262	1,207	11,060,051	-	-	-	11,061,258	-	11,061,258

Issuance of common stock under distribution reinvestment plan	8,983	9	81,059	-	-	-	81,068	-	81,068

Captial contribution from advisor	-	-	-	193,000			193,000	-	193,000

Offering costs	-	-	(732,630)	-	-	-	(732,630)	-	(732,630)

Redemption of common stock	(100)	-	(1,000)	-	-	-	(1,000)	-	(1,000)

Shareholder distributions	-	-	-	-	(144,421)	-	(144,421)	-	(144,421)

Net investment loss and realized loss on foreign currency translation	-	-	-	-	(195,985)	-	(195,985)	-	(195,985)

Net unrealized appreciation on investments	-	-	-	-	-	71,166	71,166	9,846	81,012

Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	-	-	-	-	-	(31,647)	(31,647)	-	(31,647)
Balances at December 31, 2014	1,236,345	$1,236	$10,609,460	$193,000	$(340,406)	$39,519	$10,502,809	$9,846	$10,512,655
Proceeds from issuance of common stock, net	5,390,648	5,391	48,671,850	-	-	-	48,677,241	-	48,677,241

Issuance of common stock under distribution reinvestment plan	109,974	110	993,164	-	-	-	993,274	-	993,274

Repurchases of common stock	(15,000)	(15)	(135,360)	-	-	-	(135,375)	-	(135,375)

Offering costs	-	-	(2,618,189)	-	-	-	(2,618,189)	-	(2,618,189)

Shareholder distributions	-	-	-	-	(1,990,141)	-	(1,990,141)	-	(1,990,141)

Net investment income	-	-	-	-	739,533	-	739,533	-	739,533

Net unrealized appreciation on investments	-	-	-	-	-	1,302,554	1,302,554	276,413	1,578,967

Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	-	-	-	-	-	(196,902)	(196,902)	-	(196,902)

Change in benefit from deferred taxes on unrealized appreciation on investments	-	-	-	-	-	127,015	127,015	-	127,015

Balances at December 31, 2015	6,721,967	$6,722	$57,520,925	$193,000	$(1,591,014)	$1,272,186	$57,401,819	$286,259	$57,688,078

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31, 2015	For the period from Commencement of Operations (April 25, 2014) through December 31, 2014

Operating activities:
Net increase (decrease) in net assets from operations	$2,248,613	$(146,620)
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(13,403)	-
Purchase of investments	(47,321,597)	(2,688,136)
Net realized loss on foreign currency transaction	-	136
Net unrealized appreciation on investments	(1,578,967)	(81,012)
Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	196,902	31,647
(Increase) decrease in other assets:
Due from advisor, net	(56,755)	(49,291)
Deferred tax assets, net of allowance	(650,000)	-
Other assets	(76,332)	(1,186)
Increase in other liabilities:
Management fee payable	76,749	15,114
Accounts payable and accrued expenses	114,001	237,411
Net cash used in operating activities	(47,060,789)	(2,681,937)

Financing activities:
Proceeds from issuance of shares of common stock, net	48,734,708	10,813,068
Distributions paid	(870,794)	(32,440)
Offering costs	(2,618,189)	(732,630)
Repurchases of common stock	(135,375)	(1,000)
Offering costs due to advisor	79,408	-
Proceeds from capital contribution from advisor	193,000	-
Net cash provided by financing activities	45,382,758	10,046,998
Net increase (decrease) in cash and cash equivalents	(1,678,031)	7,365,061
Cash and cash equivalents, beginning of period	7,567,061	202,000
Cash and cash equivalents, end of period	$5,889,030	$7,567,061

Supplemental disclosure of cash flow information:
Shareholder distribution payable	$156,985	$56,820
Shareholder distributions reinvested in common stock	$993,274	$81,068

Non cash financial activities
Capital contribution from advisor receivable	$-	$193,000
Shareholder receivable from sale of common stock	$190,725	$274,098
Purchase of investments	$359,432	$-
Repayments of investments	$359,432	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

Investments	Industry	Interest		Fees (c)	Maturity	Maximum Commitment	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar						100% Ownership	$920,000	$1,329,803	2.3%

East to West Solar Portfolio	Alternative Energy - Solar						100% Ownership	19,765,000	20,005,027	34.7%

Green Maple Portfolio	Alternative Energy - Solar						100% Ownership	9,500,000	9,577,290	16.6%

Magnolia Sun Portfolio	Alternative Energy - Solar						100% Ownership	7,550,000	7,542,723	13.1%

Six States Solar Portfolio	Alternative Energy - Solar						100% Ownership	2,300,000	2,685,597	4.7%

Greenbacker Wind Portfolio	Alternative Energy - Wind						100% Ownership	6,750,000	7,093,750	12.3%

GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement						100% Ownership	451,705	474,114	0.7%

Total Limited Liability Company Member Interests - Not readily marketable: 84.4%								$47,236,705	$48,708,304	84.4%

Energy Efficiency Secured Loans - Not readily marketable
LED Funding – Universidad Project	Energy Efficiency - Lighting Replacement	10.00%		2.00%	12/31/2015	$185,000	$97,787	97,787	97,787	0.2%

Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25	%(b)	0.00%	2/24/2025	$1,100,000	$1,085,508	1,085,508	1,085,508	1.9%

Total Energy Efficiency Secured Loans - Not readily marketable: 2.1%								$1,183,295	$1,183,295	2.1%

Total United States Investments:86.5%								$48,420,000	$49,891,599	86.5%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar						100% Ownership	$1,603,136	$1,562,967	2.7%
Total Canadian Investments: 2.7%								$1,603,136	$1,562,967	2.7%

INVESTMENTS: 89.2%								$50,023,136	$51,454,566	89.2%

OTHER ASSETS IN EXCESS OF LIABILITIES: 10.8%									6,233,512	10.8%

TOTAL NET ASSETS: 100.0%									$57,688,078	100.0%

(a) Percentages are based on net assets of $57,688,078 as of December 31, 2015.

(b) Interest commences the earlier of the Operational Date or January 24, 2016.

(c) Commitment fees payable on maturity of the loan.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

Investments	Industry	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests — Not readily marketable
Sunny Mountain Portfolio		100%
	Alternative Energy - Solar	Ownership	$920,000	$989,115	9.4%
Green Maple Portfolio		100%
	Alternative Energy - Solar	Ownership	700,000	699,677	6.6%
Total United States investments: 16.0%			$1,620,000	$1,688,792	16.0%
Canada:
Limited Liability Company Member Interests — Not readily Marketable
Canadian Northern Lights Portfolio		100%
	Alternative Energy - Solar	Ownership	$1,068,136	$1,048,709	10.0%
Total Canadian investments: 10.0%			$1,068,136	$1,048,709	10.0%
INVESTMENTS: 26.0%			$2,688,136	$2,737,501	26.0%
OTHER ASSETS IN EXCESS OF LIABILITIES: 74.0%				7,775,154	74.0%
TOTAL NET ASSETS: 100.0%				$10,512,655	100.0%

(a)	Percentages are based on net assets of $10,512,655 as of December 31, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

On March 28, 2014, the company met the initial offering requirement of $2,000,000 and on April 25, 2014 held the initial closing. Since the initial closing and through November 4, 2015, the company sold shares on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. For the period from November 5, 2015 through February 4, 2016, the company sold shares on a continuous basis at a price of $10.024 per Class A share, $9.599 per Class C share and $9.208 per Class I share. Since February 5, 2016, the company has been selling shares on a continuous basis at a price of $10.048 per Class A share, $9.621 per Class C share and $9.230 per Class I share.

Management considers the breaking of escrow in conjunction with the initial closing to be the beginning of the company’s operations. Accordingly, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the period from Commencement of Operations (April 25, 2014) through December 31, 2014 are presented for the period April 25, 2014 (Commencement of Operations) through December 31, 2014. Commencing on June 30, 2014, which was the first full quarter after the minimum offering requirement was satisfied, and each quarter thereafter, our advisor, utilizing the services of an independent valuation firm when necessary, reviews and approves the net asset value for each class of shares, subject to the oversight of the company’s board of directors. The company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the net asset value per share on the most recent valuation date increases above or decreases below the net proceeds per share, the company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below net asset value per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to the dealer manager. Commencing on June 30, 2014, the shares have been offered in the primary offering at a price based on the most recent valuation, plus related selling commissions, dealer manager fees and organization and offering expenses. Five days after the completion of each quarter end valuation, shares will be offered pursuant to the distribution reinvestment plan at a price equal to the current offering price per each class of shares, less the sales selling commissions and dealer manager fees associated with that class of shares in the primary offering.

An inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross revenue and income, and our flexibility to implement the company’s business plans as well as our ability to diversify the company’s investment and to make distributions could be adversely affected.

As of December 31, 2015, the company has issued 21,959 Class A shares to its advisor and 185,721 Class A shares to an affiliate of the advisor. As of December 31, 2014, the company had issued 20,550 Class A shares to its advisor and 173,809 Class A shares to an affiliate of its advisor. On April 25, 2014 (Commencement of Operations), 100 Class A shares were redeemed by an affiliate of the advisor.

We had initially focused on solar energy and wind energy projects as well as energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes and therefore we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives make wind energy and other types of projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Generally, the demand for power in the United States tends to be higher at those times due to the use of air conditioning and as a result energy prices tend to be higher. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well- established and it is a relatively simple process to integrate new acquisitions and projects into our portfolio. Wind power generation is the opposite of solar as maximum energy generation occurs in the winter months when the occurrence of wind is generally greater than in the summer months. Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses.

As of December 31, 2015, the company has made solar and wind investments in seven portfolios, six domiciled in the United States and one in Canada, as well as certain energy efficiency secured loans and leases in the United States (See Note 3). As of December 31, 2014, the company had made solar investments in three portfolios, two domiciled in the United States and one in Canada

Note 2. Significant Accounting Policies

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

The company’s consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (ASC Topic 946). In accordance with this specialized accounting guidance, the company recognizes and carries all of its investments at fair value with changes in fair value recognized in earnings. Additionally, the company will not apply consolidation or equity method of accounting to its investments. The company carries its liabilities at amounts payable, net of unamortized premiums or discounts. The company does not currently plan to elect to carry its liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.

The financial information associated with the December 31, 2015 and 2014 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of December 31, 2015 and 2014.

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

Net unrealized currency gains and losses arising from valuing foreign currency denominated assets and liabilities at the current exchange rate are reflected as part of net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies.

Valuation of Investments at Fair Value

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (ASC Topic 820) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value. The company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of the investments.

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

For investments for which quoted market prices are not available, which will comprise most of our investment portfolio, fair value will be estimated by using the income or market approach. The income approach is based on the assumption that value is created by the expectation of future benefits discounted to a current value and the fair value estimate is the amount an investor would be willing to pay to receive those future benefits. The m approach compares recent comparable transactions to the investment. Adjustments are made for any dissimilarity between the comparable transactions and the investments. These valuation methodologies involve a significant degree of judgment on the part of our advisor.

In determining the appropriate fair value of an investment using these approaches, the most significant information and assumption may include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the investment’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, the principal market and enterprise values, environmental factors, among other factors.

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

Earnings (Loss) per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (ASC Topic 260), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets attributed to common stockholders per share for the year ended December 31, 2015 and for the period from Commencement of Operations (April 25, 2014) through December, 2014:

	For the year ended December 31, 2015	For the period from Commencement of Operations (April 25, 2014) through December 31, 2014
Basic and diluted
Net increase (decrease) in net assets attributed to common stockholders	$1,972,201	$(156,466)
Weighted average common shares outstanding	3,335,719	513,052
Net increase (decrease) in net assets, attributed to common stockholders per share	$0.59	$(0.30)

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

Distribution Policy

Distributions to members, if any, will be authorized and declared by our board of directors quarterly in advance and paid on a monthly basis. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our board of directors. Distributions will be made on all classes of shares at the same time. The cash distributions with respect to the Class C shares will be lower than the cash distributions with respect to Class A and Class I shares because of the distribution fee associated with the Class C shares, which will be allocated as a Class C specific expense. Amounts distributed to each class will be allocated among the holders of the shares in such class in proportion to their shares. Distributions declared by our board of directors are recognized as distribution liabilities on the ex- dividend date. We began paying distributions in September 2014.

Organization and Offering Costs

Organization and offering costs (“O&O costs”), other than sales commissions and the dealer manager fee, are initially being paid by our advisor and/or dealer manager on behalf of the company. These O&O costs include all costs to be paid by the company in connection with its formation and the offering, including legal, accounting, printing, mailing and filing fees, charges of the company’s escrow holder, transfer agent fees, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the offering and marketing process, and preparing supplemental sales materials, holding educational conferences, and attending retail seminars conducted by broker-dealers. While the total O&O costs shall be reasonable and shall in no event exceed an amount equal to 15% of the gross proceeds of this offering and the distribution reinvestment plan, the company is targeting no more than 1.5% of the gross proceeds for O&O costs other than sales commissions and dealer manager fees. The company anticipates that it will be obligated to reimburse our advisor for O&O costs that it may incur on behalf of the company, in accordance with the advisory agreement, but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the company to exceed 15% of gross offering proceeds as of the date of reimbursement.

The costs incurred by our advisor and/or dealer manager are recognized as a liability of the company to the extent that the company is obligated to reimburse our advisor and/or dealer manager, subject to the 15% of gross offering proceeds limitation described above. When recognized by the company, organizational costs will be expensed and offering costs, excluding selling commissions and dealer manager fees, will be recognized as a reduction of the proceeds from the offering.

As of December 31, 2015 and December 31, 2014, the advisor and the dealer manager have incurred approximately $5,913,000 and $4,613,000, respectively, of O&O costs on behalf of the company of which $3,577,000 and $854,000 had been reimbursed to the advisor as of December 31, 2015 and December 31, 2014, respectively. The O&O costs include $1,250,000 for formation services due to an affiliate of the advisor of which $250,000 was included in O&O costs at December 31, 2015 and December 31, 2014, respectively, but is not payable until the completion of the public offering. In addition, the dealer manager has incurred approximately $728,000 and $145,000 in O&O costs on behalf of the company as of December 31, 2015 and December 31, 2014, respectively, which will be reimbursed by the company prospectively once gross offering proceeds reach a minimum of $50,000,000. As of December 31, 2015, no O&O costs have been reimbursed to the dealer manager.

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive distribution will be earned by an affiliate of our advisor on realized gains from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive distribution, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the company will include unrealized gains in the calculation of the capital gains incentive distribution expense and related capital gains incentive fee payable. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statement of assets and liabilities date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are actually realized. Thus on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period. As of December 31, 2015 and December 31, 2014, a capital gains incentive distribution allocation in the amount of $286,259 and $9,846 was recorded based upon unrealized gains, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Derivative Instruments

The company may utilize interest rate swaps to modify interest rate characteristics of certain liabilities to manage its exposure to interest rate fluctuations. Changes in the fair value of the interest rate swaps during the period are recognized in the accompanying consolidated statements of operations where the company is the counterparty and in the change in fair value of investments if a subsidiary of the company is the counterparty.

While we are currently of the opinion that the currency fluctuation between the Canadian and U.S. dollar will not have a material impact on our operating results, we may in the future enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk if we believe not doing so would have a material impact our results of operations.

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

The company does not consolidate its investments for financial statements, rather it accounts for its investments at fair value under the specialized accounting of ASC Topic 946. The tax attributes of the individual investments will be considered and incorporated in the company’s fair value estimates for those investments. The amounts recognized in the consolidated financial statements for unrealized appreciation and depreciation will result in a difference between the consolidated financial statements and the cost basis of the assets for tax purposes. These differences will be recognized as deferred tax assets and liabilities. Generally, the entities that hold the company’s investments will be included in the consolidated tax return of GREC and the differences between the amounts recognized for financial statement purposes and the tax return will be recognized as additional deferred tax assets and liabilities.

The company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time.

The company assessed its tax positions for all open tax years as of December 31, 2015 for all U.S. federal and state tax jurisdictions for the years 2011 through 2014. The results of this assessment are included in the company’s tax provision and deferred tax assets as of December 31, 2015.

Recently Issued Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), emerging growth companies can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The company is choosing not to take advantage of the extended transition period for complying with new or revised accounting standards.

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term ‘substantial doubt’ and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The amendments in this update are effective for reporting periods ending after December 15, 2016. Management is of the opinion that adoption of this new guidance will not have a material impact on the company’s consolidated financial statements.

On January 9, 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-01, Income Statement-Extraordinary and Unusual Items, or ASU 2015-01, to simplify income statement classification by removing the concept of extraordinary items from GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The standard is effective for periods beginning after December 15, 2015. The company does not expect the adoption of ASU 2015-01 to have a material effect on the company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the company is planning to apply ASU 2015-02 in fiscal 2016. The company does not believe that adoption will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the company is planning to apply ASU 2015-03 in fiscal 2016. The company does not believe that adoption will have a material impact on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the company is planning to apply ASU 2015-07 in fiscal 2016. The company does not believe that adoption will have a material impact on our consolidated financial statements.

Note 3. Investments

The composition of the company’s investments as of December 31, 2015, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar:
Sunny Mountain Portfolio	$920,000	$1,329,803	2.6%
East to West Solar Portfolio	19,765,000	20,005,027	38.9
Green Maple Portfolio	9,500,000	9,557,290	18.6
Magnolia Sun Portfolio	7,550,000	7,542,723	14.7
Canadian Northern Lights Portfolio	1,603,136	1,562,967	3.0
Six States Solar Portfolio	2,300,000	2,685,597	5.2
Subtotal	$41,638,136	$42,703,407	83.0%
Alternative Energy - Wind:
Greenbacker Wind Portfolio	$6,750,000	$7,093,750	13.8%
Subtotal	$6,750,000	$7,093,750	13.8%
Energy Efficiency Secured Loans:
GREC Energy Efficiency LLC Portfolio	$451,705	474,114	0.9%
LED Funding – Universidad Project	97,787	97,787	0.2
Renew AEC One, LLC	1,085,508	1,085,508	2.1
Subtotal	$1,635,000	1,657,409	3.2%
Total	$50,023,136	51,454,566	100.0%

The counterparty to all the energy efficiency secured loans held by the company as of December 31, 2015 is a related party (See Note 5).

The composition of the company’s investments as of December 31, 2014, at amortized cost and fair value were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar:
Sunny Mountain Portfolio	$920,000	$989,115	36.1%
Canadian Northern Lights Portfolio	1,068,136	1,048,709	38.3
Green Maple Portfolio	700,000	699,677	25.6

Total	$2,688,136	$2,737,501	100.0%

The composition of the company’s investments as of December 31, 2015 by geographic region, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
South Region	$24,919,749	25,139,147	48.9%
Northeast Region	11,124,945	11,268,268	21.9
Mountain Region	10,259,953	11,133,946	21.6
West Region	1,247,582	1,396,242	2.7
Mid-West Region	867,771	953,996	1.9
Total United States	$48,420,000	49,891,599	97.0%
Canada:	1,603,136	1,562,967	3.0
Total	$50,023,136	51,454,566	100.0%

The composition of the company’s investments as of December 31, 2014 by geographic region, at amortized cost and fair value were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
Mountain Region	$920,000	$989,115	36.1%
Northeast Region	700,000	699,677	25.6
Total United States	$1,620,000	$1,688,792	61.7%
Canada:	1,068,136	1,048,709	38.3
Total	$2,688,136	$2,737,501	100.0%

The composition of the company’s investments as of December 31, 2015 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$41,638,136	$42,703,407	83.0%
Alternative Energy - Wind	6,750,000	7,093,750	13.8
Energy Efficiency - Lighting Replacement	1,635,000	1,657,409	3.2
Total	$50,023,136	$51,454,566	100.0%

The composition of the company’s investments as of December 31, 2014 by industry, at amortized cost and fair value were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$2,688,136	$2,737,501	100.0%
Total	$2,688,136	$2,737,501	100.0%

Investments held as of December 31, 2015 and 2014 are considered Control Investments, which is defined as investments in companies in which the company own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors or investments in limited liability companies for which the company serves managing member.

Note 4. Fair Value Measurements - Investments

The following table presents fair value measurements of investments, by major class, as of December 31, 2015, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$48,708,304	$48,708,304
Capital Stock	—	—	1,562,967	1,562,967
Energy Efficiency Secured Loans	—	—	1,183,295	1,183,295
Total	$—	$—	$51,454,566	$51,454,566

The following table presents fair value measurements of investments, by major class, as of December 31, 2014, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$1,688,792	$1,688,792
Capital Stock	—	—	1,048,709	1,048,709
Total	$—	$—	$2,737,501	$2,737,501

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2015:

	Balance as of December 31, 2014	Net change in unrealized appreciation (depreciation) on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Repayments of investments	Balance as of December 31, 2015
Limited Liability Company Member Interests	$1,688,792	$1,402,807	$—	$45,976,137	$(359,432)	$48,708,304
Capital Stock	1,048,709	176,160	(196,902)	535,000	—	1,562,967
Energy Efficiency Secured Loans	—	—	—	1,183,295	—	1,183,295
Total	$2,737,501	$1,578,967	$(196,902)	$47,694,432	$(359,432)	$51,454,566

(1)	Includes purchases of new investments, capitalized deal costs, paid-in-kind interest, effects of purchase price adjustments and additional investments in existing investment, if any.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments for the year ended December 31, 2015 attributable to Level 3 investments still held at December 31, 2015 was $1,578,967. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the year ended December 31, 2015.

Net change in unrealized appreciation on investments at fair value for the year ended December 31, 2015 was $1,578,967, included within net change in unrealized appreciation on investments in the consolidated statements of operations. There were no net realized gains or losses on investments at fair value for the year ended December 31, 2015. For the year ended December 31, 2015, net unrealized currency losses arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $196,902 and included within change in translation of assets and liabilities denominated in foreign currencies in the consolidated statements of operations.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the period ended December 31, 2014:

	Balance as of April 25, 2014 (Commencement of Operations)	Net change in unrealized appreciation on investment	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Balance as of December 31, 2014
Limited Liability Company Member Interests	$—	$68,792	$—	$1,620,000	$1,688,792
Capital Stock	—	12,220	$(31,647)	1,068,136	1,048,709
Total	$—	$81,012	$(31,647)	$2,688,136	$2,737,501

(1)	Includes purchase of new investment, capitalized deal costs and effects of purchase price adjustments, if any.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investment for the period from Commencement of Operations (April 25, 2014) through December 31, 2014 attributable to Level 3 investments still held at December 31, 2014 was $81,012. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the period from Commencement of Operations (April 25, 2014) through December 31, 2014.

Net change in unrealized appreciation on investment at fair value for the period from Commencement of Operations (April 25, 2014) through December 31, 2014 was $81,012 included within net change in unrealized appreciation on investment in the consolidated statements of operations. There was no net realized gains or losses on investment at fair value for the period from Commencement of Operations (April 25, 2014) through December 31, 2014. For the period from Commencement of Operations (April 25, 2014) through December 31, 2014, net unrealized currency losses arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $31,647 and included within net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies in the consolidated statements of operations.

As of December 31, 2015, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2015:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy - Solar	$42,703,407	Income, cost and market approach	Discount rate, future kWh Production, and estimated remaining useful life	7.0% - 8.30%, 0. 50% annual degradation in production, 32.3 years
Alternative Energy – Wind	$7,093,750	Cost approach	—	—
Energy Efficiency Secured Loans – Lighting Replacement	$1,657,409	Income and collateral based approach	Market yields and value of collateral	10.25% - 12.0%

As of December 31, 2014, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2014:

	Fair value	Valuation technique	Unobservable inputs	Rate/Assumption
Limited Liability Company Member Interests	$2,737,501	Income approach	Discount rate, future kWh production	8.30%, 0.75% annual degradation in production

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

Capital Gains Incentive Distribution — Special Unitholder	The capital gains incentive distribution will be determined and payable to the Special Unitholder in arrears as of the end of each fiscal quarter (or upon termination of the advisory agreement, as of the termination date) to the Special Unitholder, and will equal 20.0% of the company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any capital gain incentive distributions.

Liquidation Incentive Distribution — Special Unitholder	The liquidation incentive distribution payable to the Special Unitholder will equal 20.0% of the net proceeds from a liquidation of the company (other than in connection with a listing, as described below) in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital shall mean: cumulative gross proceeds generated from sales of shares (including the DRP) reduced for distributions to members of proceeds from non-liquidation dispositions of our assets and amounts paid for share repurchases pursuant to the Share Repurchase Program. In the event of any liquidity event that involves a listing of the company’s shares, or a transaction in which the company’s members receive shares of a company that is listed, on a national securities exchange, the liquidation incentive distribution will equal 20% of the amount, if any, by which the company’s listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing (the “listing premium”). Any such listing premium and related liquidation incentive distribution will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.

Operating Expense and Expense Assumption and Reimbursement Agreement	The company will reimburse the advisor’s cost of providing administrative services, legal, accounting and printing. The company will not reimburse the advisor for the salaries and benefits to be paid to the named executive officers. For the period beginning with the company’s breaking of escrow and beginning operations on April 25, 2014, and ending December 31, 2014, advisor assumed operating expenses for the company in an amount sufficient to keep total annual operating expenses (exclusive of interest, taxes dividend expense, borrowing costs, organizational and extraordinary expenses) of the company (“Expenses”) at percentages of average net assets of such class for any calculation period no higher than 6.0% for Class A Class C and Class I shares (the “Maximum Rates”), and (ii) the company shall reimburse advisor, within 30 days of delivery of a request in proper form, for such Expenses, provided that such repayments do not cause the total Expenses attributable to a share class during the year of repayment to exceed the Maximum Rates. The expense reimbursement agreement was amended in December 2014 and again in November 2015 to continue until the earlier of December 31, 2016 or the end of the offering. No repayments by the company to advisor shall be permitted after the earlier of (i) the company’s offering has expired or is terminated or (ii) December 31, 2016. Furthermore, if the advisory agreement is terminated or not renewed, the advisor will have no further obligation to limit expenses per the expense reimbursement agreement and the company will not have any further obligation to reimburse the advisor for expenses not reimbursed as of the date of the termination.

For the year ended December 31, 2015, the company incurred $1,625,780 in operating expenses including the management fees earned by the advisor. For the period from Commencement of Operations (April 25, 2014) through December 31, 2014, the company incurred $681,354 in operating expenses including the management fees earned by the advisor. Additionally, the company became obligated for all pre-operating costs (not including organizational and offering costs) upon Commencement of Operations. As discussed above, the advisor assumed responsibility for all of the company’s operating expenses under the expense reimbursement agreement above the Maximum Rates which excess amounted to $648,720, for the period from Commencement of Operations (April 25, 2014) through December 31, 2014. During the year ended December 31, 2015, the advisor elected to reduce the Maximum Rates to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period for the Class A, Class C and Class I shares. For the year ended December 31, 2015, the advisor assumed an additional $223,286 in operating expenses under the expense reimbursement agreement for a total inception to date amount of $880,545. Of this amount, $300,000 was reimbursed by the company to the advisor during 2015 while a net $11,794 is payable to the adviser as reimbursement for assumption of past operating expenses as of December 31, 2015.

For the year ended December 31, 2015, the advisor earned $571,271, in management fees. For the period from Commencement of Operations (April 25, 2014) through December 31, 2014, the advisor earned $64,282 in management fees of which $21,228 were waived. The advisor had agreed to waive all management and incentive fees until the company makes its first investment in a renewable energy or energy efficiency project or other energy related business, which occurred on September 1, 2014.While there were no incentive allocations earned to date by the advisor, the consolidated financial statements reflect a $276,412, and $9,846 incentive allocation for the year ended December 31, 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014, respectively, based upon net unrealized gains.

As of December 31, 2015, due from advisor on the consolidated statements of assets and liabilities in the amount of $26,636 is comprised of $106,044 due from the advisor in connection with the expense reimbursement agreement combined with a payable to the advisor for reimbursable Organization and Offering Costs in the amount of $79,408. As of December 31, 2014, due from advisor on the consolidated statement of assets and liabilities in the amount of $49,291 is comprised of $5,232 due from the advisor in connection with the expense reimbursement agreement combined with a payable from the advisor for excess Organization and Offering Costs reimbursed in the amount of $54,523. The company and advisor cash settle any amounts due to / from advisor on a quarterly basis.

For the year ended December 31, 2015, the company paid $875,051 in dealer manager fees and $3,406,655 in selling commission to the company’s dealer manager. For the period from Commencement of Operations (April 25, 2014) through December 31, 2014, the company paid $208,215 in dealer manager fees and $694,159 in selling commission to the company’s dealer manager. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the company’s consolidated statements of operations.

On December 31, 2014, the advisor made a non-refundable capital contribution to the company in the amount of $193,000 to maintain the company’s net asset value per share at $8.50.

Transactions

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). Certain of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of December 31, 2015, all loans are considered current per their terms.

The company may originate additional energy efficiency loans and operating leases with the AEC Companies in the future as long as the terms and conditions are at or better than market standards.

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

The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2015:

	Shares Outstanding as of December 31, 2014	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2015
Class A shares	1,097,844	4,337,884	(15,000)	5,420,728
Class C shares	84,964	163,492	—	248,456
Class I shares	53,537	999,246	—	1,052,783
Total	1,236,345	5,500,622	(15,000)	6,721,967

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2014:

	Shares Outstanding as of December 31, 2013	Shares Issued/ Redeemed During the Period(a)	Shares Outstanding as of December 31, 2014
Class A shares	20,200	1,077,644	1,097,844
Class C shares	—	84,964	84,964
Class I shares	—	53,537	53,537

Total	20,200	1,216,145	1,236,345

(a)	Per the company’s prospectus, the 100 shares purchased by the initial member were redeemed, without interest, when escrow was broken and the company commenced operations.

As of December 31, 2015 and December 31, 2014, none of the LLC’s preferred shares were issued and outstanding.

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

Distribution Reinvestment Plan

The company adopted a distribution reinvestment plan (“DRP”) through which the company’s shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the offering. As of December 31, 2015 and December 31, 2014, $50,000,000 in shares were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of December 31, 2015 and 2014, 118,957 and 8,983 shares, respectively were issued under the DRP.

Share Repurchase Program

During the quarter ended September 30, 2015, the company commenced a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold shares to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program includes numerous restrictions that will limit a shareholders ability to sell shares. Unless the board of directors determines otherwise, the company limits the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the distribution reinvestment plan. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. As of December 31, 2015, the company repurchased 15,000 Class A shares at a total purchase price of $135,375, pursuant to the company’s share repurchase program.

We have received an order for our repurchase program from the U.S. Securities and Exchange Commission (the “SEC”) under Rule 102(a) of Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, our repurchase program is substantially similar to repurchase programs for which the SEC has stated it will not recommend enforcement action under Rule 13e-4 and Regulation 14E under the Exchange Act.

Note 7. Distributions

On the last day of each month commencing on September 1, 2014 through December 31, 2015, with the authorization of the company’s board of directors, the company declared distributions on each outstanding Class A, C and I share. These distributions were calculated based on shareholders of record for each day in an amount equal to $0.0016438 per share per day for the period September 1, 2014 through October 31, 2015 and an amount equal to $0.0016478 per share per day for the period November 1, 2015 through December 31, 2015 (less the distribution fee with respect to Class C shares).

The following table reflects the distributions declared during the year ended December 31, 2015:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 2, 2015	$35,820	$30,024	$65,844
March 2, 2015	35,691	30,341	66,032
April 1, 2015	46,720	38,120	84,840
May 1, 2015	53,139	46,808	99,947
June 1, 2015	61,499	57,380	118,879
July 1, 2015	69,501	65,739	135,240
August 3, 2015	82,395	81,426	163,821
September 1, 2015	95,124	95,081	190,205
October 1, 2015	104,797	109,643	214,440
November 2, 2015	120,894	128,288	249,182
December 1, 2015	134,302	143,800	278,102
January 4, 2016	156,985	166,624	323,609
Total	$996,867	$993,274	$1,990,141

The following table reflects the distributions declared during the year ended December 31, 2014:

	Value of
Pay Date	Paid in Cash	Shares Issued under DRP	Total
October 1, 2014	$5,123	$13,920	$19,043
November 3, 2014	10,332	19,410	29,742
December 1, 2014	16,985	21,831	38,816
January 2, 2015	30,913	25,907	56,820
Total	$63,353	$81,068	$144,421

Note 8. Income Taxes

The LLC conducts most of its operations through GREC, its taxable wholly-owned subsidiary. The consolidated income tax provision for the year ended December 31, 2015 is comprised of the following:

	Current	Deferred	Total
Year ended December 31, 2015:
US federal	$-	$2,525,767	$2,525,767
State and local	-	(90,344)	(90,344)
Foreign jurisdiction	-	-	-
Tax benefit/(expense)	$-	$2,435,423	$2,435,423
Valuation allowance	-	(1,785,423)	(1,785,423)
Tax benefit/(expense), net	$-	$650,000	$650,000

The LLC conducts most of its operations through GREC, its taxable wholly-owned subsidiary. The consolidated income tax provision for the year ended December 31, 2014 is comprised of the following:

	Current	Deferred	Total
Year ended December 31, 2014:
US federal	$-	$24,886	$24,886
State and local	-	2,171	2,171
Foreign jurisdiction	-	-	-
Tax benefit/(expense)	$-	$27,057	$27,057
Valuation allowance	-	(27,057)	(27,057)
Tax benefit/(expense), net	$-	$-	$-

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	2015	2014
Provision of income taxes, at federal tax rate	$462,771	$(54,763)
Less: LLC income not taxable	$197,603	$29,877
Plus: SMLLC income taxable	$(1,417,919)	$-
Federal tax credit	$(3,345,093)	$-
Increase in income taxes resulting from:
State and local taxes, net of federal benefit	$(84,078)	$(2,171)
Change in state rate	$(592)	$-
Other timing differences	$1,751,713	$-
Permanent differences, at federal income tax rate	$172
Actual provision for income taxes	$(2,435,423)	$(27,057)
Less: valuation allowance	$1,785,423	$27,057
Tax provision, net	$(650,000)	$-

Deferred tax assets have been classified on the accompanying consolidated statements of assets and liabilities as of December 31, 2105 and 2014 as follows:

	2015	2014
Amortization	76,832	21,717
Net operating losses	2,435,598	61,632
Federal tax credits	3,345,093	-
Unrealized gains	(3,422,100)	(18,785)
Net income (loss) from subsidiaries	-	(23,382)
Return of capital on investments in subsidiaries	-	(14,125)
Deferred tax assets	$2,435,423	$27,057
Less: valuation allowance	(1,785,423)	(27,057)
Deferred tax assets, net	$650,000	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Based upon the lack of historical taxable income as well as the projections for future taxable income over the periods in which the deferred tax assets would be deductible, management has taken the view that it is more likely than not that the company will not fully realize the deferred tax asset amounts. Thus, a partial valuation allowance against the deferred tax asset has been established. The amount of the deferred tax assets considered realizable, however, could be increased in the near term if estimates of future ongoing taxable income during the carryforward period are adequate to support greater realization of the deferred tax assets.

The company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time.

The company assessed its tax positions for all open tax years as of December 31, 2015 for all federal and state tax jurisdictions for the years 2011 through 2014. The results of this assessment are included in the company’s tax provision and deferred tax assets as of December 2015.

Note 9. Commitments and Contingencies

Commitments: Pursuant to separate engineering, procurement and construction contracts (“EPC Contracts”), the company, subject to certain conditions, has committed to construct nine solar power facilities that comprise the Green Maple Portfolio as of December 31, 2015. While the remaining costs to complete all nine locations under the EPC Contracts is approximately $5,536,000, the company has firm loan commitments in place to fund approximately $1,774,000 of these costs as of December 31, 2015. Thus, the net commitment to complete construction of these nine facilities is approximately $3,762,000.

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of December 31, 2015, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to loan agreements between the operating subsidiaries of East to West Solar LLC, Green Maple LLC and Greenbacker Wind LLC and various lenders (financial institutions and the Vermont Economic Development Authority), the operating entities have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from February 2018 through March 2028. In addition to GREC and the company, East to West Solar LLC and Green Maple LLC (the “Guarantors”) have provided an unsecured guaranty on approximately $10,239,000 and $5,223,000, respectively, of term loans as of December 31, 2015. The guarantors would only have to perform under the guarantee if the cash flow or the liquidation of collateral at the operating subsidiaries was inadequate to fully liquidate the remaining loan balance.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the company attributed to common stockholders for the year ended December 31, 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014. The company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I shares as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes. Information for the period ended December 31, 2013 is not included since operations did not commence until April 25, 2014 and it is not considered meaningful.

	For the year ended December 31, 2015	For the period from Commencement of Operations (April 25, 2014) through December 31, 2014
Per share data attributed to common shares (1):
Net proceeds before offering costs (2)	$—	$9.17
Offering costs	—	(0.59)
Net proceeds after offering costs	—	8.58
Net Asset Value at beginning of period	8.50	—
Net investment income (loss) and realized loss on foreign currency translation	0.22	(0.38)
Net unrealized appreciation / (depreciation) on investments	0.47	0.16
Change in translation of assets and liabilities denominated in foreign currencies	(0.06)	(0.06)
Change in benefit from deferred taxes on unrealized appreciation on investments	0.04	—
Net increase (decrease) in net assets resulting from operations	0.67	(0.28)
Shareholder distributions	(0.60)	(0.28)
Capital contribution from advisor	—	0.38
Other (6)	(0.03)	0.10
Net increase (decrease) in members’ equity attributed to common shares	0.04	(0.08)
Net asset value for common shares at end of period (3)	$8.54	$8.50
Total return attributed to common shares based on net asset value (4)	7.44%	(5.33)%
Common shareholders’ equity at end of period	$57,401,819	$10,502,809
Common shares outstanding at end of period	6,721,967	1,236,345
Ratio/Supplemental data for common shares (annualized) (4)(5):
Ratio of net investment income (loss) to average net assets	2.63%	(6.60)%
Ratio of operating expenses to average net assets	5.83%	7.89%
Portfolio turnover rate	1.55%	N/A

(1)	The per share data was derived by using the weighted average shares outstanding during the year ended December 31, 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014, which was 3,335,719 and 513,052, respectively.
(2)	Net proceeds before offering costs, from the period from Commencement of Operations (April 25, 2014) through December 31, 2014 is greater than $9.025 since a significant number of shares were sold with less than the maximum commission and dealer manager fee charged.
(3)	Net asset value would have been lower if the advisor had not agreed to waive management fees and reimburse the company for expenses above the Maximum Rates as of December 31, 2014.
(4)	Total return, ratio of net investment income (loss) and ratio of operating expenses to average net assets for the year ended December 31, 2015, prior to the effect of the expense reimbursement agreement were 7.46%, 2.67% and 5.78%, respectively. Total return, ratio of net investment loss and ratio of operating expenses to average net assets for the period ended December 31, 2014, prior to the effect of the expense reimbursement agreement and the management fee waiver were (11.35%), (21.68%) and 22.97%, respectively.
(5)	The company’s net investment loss has been annualized for the period from Commencement of Operations (April 25, 2014) through December 31, 2014 assuming consistent results over a full fiscal year, however, this may not be indicative of a full fiscal year due to the company’s brief period of operations through December 31, 2014.
(6)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and the fact that no offering costs were charged against shares issued prior to the commencement of this offering.

Note 11. Selected Quarterly Data – Unaudited

Presented in the following tables is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014. The company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	For the quarter ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$421,488	$740,773	$633,646	$58,215
Net investment income (loss)	$253,576	$270,523	$333,917	$(118,483)
Net gain (loss) on investments and foreign currency translation	$666,498	$376,473	$(46,396)	$385,490
Change in benefit from deferred taxes on unrealized appreciation on investments	$127,015	$—	$—	$—
Net increase in net assets resulting from operations	$1,047,089	$646,996	$287,521	$267,007
Net investment income (loss) per share – basic and diluted	$0.09	$0.07	$0.14	$(0.08)
Net increase in net assets resulting from operations per share – basic and diluted	$0.20	$0.17	$0.12	$0.18
Net asset value per share at period end	$8.54	$8.52	$8.50	$8.50

	For the quarter ended
	December 31, 2014	September 30, 2014 (1)	June 30, 2014 (1)(2)
Total investment income	$37,907	$304	$80
Net investment loss	$(106,838)	$(35,547)	$(53,464)
Net gain (loss) on investments and foreign currency translation	$(32,636)	$81,865	$-
Net increase (decrease) in net assets resulting from operations	$(139,474)	$46,318	$(53,464)
Net investment loss per share – basic and diluted	$(0.13)	$(0.10)	$(0.19)
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$(0.16)	$0.09	$(0.19)
Net asset value per share at period end	$8.50	$8.50	$8.50

(1)	As the company had no substantive operations prior to April 25, 2014, the first quarter of 2014 has been omitted.
(2)	The selected financial information for the June 30, 2014 quarter consists of the company’s commencement of operations (April 25, 2014 through June 30, 2014).

Note 12. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of the year ended December 31, 2015.

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

Management’s Report on Internal Control Over Financial Reporting

Our management’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The internal control over financial reporting for the company includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements of the company.

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

Our management assessed the effectiveness of the internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 1992 report entitled Internal Control-Integrated Framework. Our management further reviewed the updated 2013 framework as part of its assessment. Based on that assessment, our management concluded that, as of December 31, 2015, the internal control over financial reporting for the company is effective based on the criteria established in Internal Control-Integrated Framework.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s) Held with Us	Director/Executive Officer Since
David Sher	52	Director	2012
Charles Wheeler	55	Chief Executive Officer, President, and Director	2012
Richard C. Butt	60	Chief Financial Officer	2014
Kathleen Cuocolo	63	Independent Director	2013
Robert Herriott	46	Independent Director	2013
David M. Kastin	48	Independent Director	2013

David Sher has been a board member since our inception in December 2012. Mr. Sher has served as Chief Executive Officer and a Senior Managing Director of GCM and Greenbacker Group LLC since August 2012 (having previously served as a Managing Director of Greenbacker Group LLC since February 2011), as well as a member of GCM’s investment committee. He has also served as Chief Executive Officer and as a director of GREC since November 2011. Prior to joining our company, Mr. Sher was a senior adviser at Prospect Capital Corporation, a mezzanine debt and private equity firm that manages a publicly traded, closed-end, dividend-focused investment company, from June 2009 to January 2011. Prior to joining Prospect Capital, Mr. Sher was a serial entrepreneur founding a number of ventures in the financial services and brokerage industry. In 2002, Mr. Sher was a founder and Managing Director of ESP Technologies, a leading provider of financial software and services to institutional asset managers and hedge funds. In May of 2007, that company was sold to a group of investors. Prior to co-founding ESP, Mr. Sher was a founder and CEO of an online brokerage company, ElephantX dot com Inc. Additionally, in September 1997, he co- founded, developed and managed Lafayette Capital Management LLC, a statistical arbitrage hedge fund. Mr. Sher also spent six years at Bear Stearns where he developed trading ideas and strategies for correspondent clearing customers from 1991 to 1997.

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

Kathleen Cuocolo, an Independent Director since July 2013, has been a Private Investor since November 2006. Ms. Cuocolo was formerly Managing Director, Head of Global ETF Accounting and Administration at Bank of New York Mellon from April 2008 until March 2013. Prior to Bank of New York Mellon, she was President of Cuocolo & Associates from January 2004 through March 2008 where she specialized in board governance services. From September 1982 through July 2003, Ms. Cuocolo served as Executive Vice President of State Street Corporation where she was also Head of US Fund Administration Services and the founder of Exchange Traded Fund Services. In addition, Ms. Cuocolo has served as an independent director of Guardian Life Mutual Funds from June 2006 through their acquisition by RS Investments in December 2007, Chairperson of Select Sectors SPDR Trust from August 2000 through October 2007, trustee of SPDR Trust from January 1993 through July 2003, President and Director of The China Fund from September 1999 through July 2003 and President of the State Street Master Funds from January 2000 through July 2003. Ms. Cuocolo was selected to serve as an independent director based upon her extensive experience in financial service administration as well as well as an investor.

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

David M. Kastin has been an Independent Director since July 2013. He has been Senior Vice President, General Counsel and Corporate Secretary of Vitamin Shoppe, Inc. (NYSE:VSI) since August 2015. From August 2007 thought August 2015, Mr. Kastin was Senior Vice President-General Counsel and Corporate Secretary of Town Sports International Holdings, Inc. (NASDAQ: CLUB). From March 2007 through July 2007, Mr. Kastin was Senior Associate General Counsel and Corporate Secretary of Sequa Corporation, a diversified manufacturer. From March 2003 through December 2006, Mr. Kastin was in-house counsel at Toys “R” Us, Inc., most recently as Vice President — Deputy General Counsel. From 1996 through 2003, Mr. Kastin was an associate in the corporate and securities departments at several prominent New York law firms, including Bryan Cave LLP. From September 1992 through October 1996, Mr. Kastin was a Staff Attorney in the Northeast Regional Office of the U.S. Securities and Exchange Commission. Mr. Kastin was selected to serve as an independent director based on his extensive experience as a legal and strategic advisor to publicly traded companies.

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

Audit Committee

Our audit committee is composed of Kathleen Cuocolo, Robert Herriott, and David M. Kastin, all of whom are independent directors. The audit committee will assist the board of directors in overseeing:

•	our accounting and financial reporting processes;

•	the integrity and audits of our consolidated financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications and independence of our independent auditors; and

•	the performance of our internal and independent auditors.

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

We have issued 21,959 Class A shares to our advisor and 185,721 Class A shares to Greenbacker Group LLC, the parent of our advisor. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares subject to options that are currently exercisable or exercisable within 60 days of the offering. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Percentage
of all
	Number of Shares	Shares
	Beneficially	Issued and
Name and Address[1]	Owned	Outstanding
Greenbacker Capital Management LLC[2]	21,959	0.3%
Greenbacker Group LLC	185,721	2.8%
David Sher	—	—
Charles Wheeler	—	—
Richard C. Butt	—	—
Kathleen Cuocolo	—	—
Robert Herriott	—	—
David Kastin	—	—
All officers and directors as a group (8 persons)	—	—

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our board of directors oversees our management. However, we have entered into the advisory agreement with our advisor, GCM, pursuant to which GCM is responsible for managing us on a day-to-day basis and identifying and making investments on our behalf. GCM is a joint venture between Greenbacker Group LLC and Strategic Capital Advisory Services, LLC, or Strategic Capital, an affiliate of our dealer manager, SC Distributors, and certain of our directors and/or officers. Strategic Capital, an affiliate of our dealer manager, SC Distributors, which owns a 25% interest in our advisor, generally provides to us, on behalf of our advisor, certain non-investment advisory services, including but not limited to formation services related to our company and the structure of our organization, financial and strategic planning advice and analysis, overseeing the development of marketing materials, selecting and negotiating with third party vendors and other administrative and operational services. The non-managing member exercises no control or influence over our investment, asset management or accounting functions or any other aspect of our management or operations. In connection with providing such services, Greenbacker Group LLC has agreed to pay Strategic Capital an aggregate of $1,250,000 in fees of which $250,000 is outstanding as of December 31, 2015 but not payable until the completion of the offering. We expect to reimburse such fees in connection with our obligation to reimburse our advisor and its affiliates for certain organization and offering expenses incurred by them on our behalf, subject to the limitation that such reimbursements would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15% of gross offering proceeds as of the date of reimbursement.

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

Our Strategic Investor

GGIC is a strategic investor in GCM. One representative of GGIC is a member of GCM’s investment committee. As such, leveraging GGIC’s expertise, global deal origination capabilities, and existing investment and monitoring processes, they will assist GCM with identifying and evaluating investment opportunities and monitoring investments. GGIC focuses on investments in the global infrastructure sector. It has developed, invested in and managed energy and infrastructure projects in Asia, Latin America and the US. In addition, GGIC’s principals have extensive experience in the acquisition, management and disposition of US power and utility assets.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed KPMG as our independent registered public accounting firm for the fiscal years ending December 31, 2015 and 2014.

Fees Incurred for KPMG LLP

The following table shows the fees invoiced for audit and other services provided by KPMG for fiscal 2015 and 2014.

	2015	2014
Audit Fees(1)	$257,000	$136,359
Audit-Related Fees(2)	5,770	3,400
Tax Fees(3)	30,500	7,870
All Other Fees(4)	—	—
Total	$293,270	$147,629

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

(1) Audit fees represent fees for professional services provided in connection with the audit of our consolidated financial statements and review of our quarterly consolidated financial statements and audit services provided in connection with our quarterly and annual statutory or regulatory filings.

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

(a)	Documents Filed as Part of this Report

(1)	The following consolidated financial statements are set forth in Item 8:

•	Report of Independent Registered Public Accounting Firm as of and for the years ended December 31, 2015 and 2014

•	Consolidated Statements of Assets and Liabilities as of December 31, 2015 and 2014

•	Consolidated Statements of Operations for the year ended December 31, 2015 and for the period from April 25, 2014 (Commencement of Operations) to December 31, 2014

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2014 and 2015

•	Consolidated Statements of Cash Flows for the year ended December 31, 2015 and for the period from April 25, 2014 (Commencement of Operations) to December 31, 2014

•	Consolidated Schedules of Investments as of December 31, 2015 and 2014

•	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.

(b)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description of Document

3.1 *	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2 *	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1 *	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2 *	Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated October 9, 2013 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3 *	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4 *	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5 *	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

14.1*	Greenbacker Renewable Energy Company LLC Code of Ethics (Incorporated by reference from Exhibit 14.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on December 9, 2014)

21.1**	List of Subsidiaries

24.1**	Power of attorney (included on the signature page hereto)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2 **	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101**	The following materials from Greenbacker Renewable Energy Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 10, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Investments and (vi) Notes to the Consolidated Financial Statements.

*	Filed previously.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2016	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: March 10, 2016	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Wheeler	Chairman, Chief Executive Officer and Director	March 10, 2016
Charles Wheeler	(Principal Executive Officer)

/s/ Richard C. Butt	Chief Financial Officer, Chief Investment Officer, Chief	March 10, 2016
Richard C. Butt	Compliance Officer and Director
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

/s/ David Sher	Director	March 10, 2016
David Sher

/s/ Kathleen Cuocolo	Director	March 10, 2016
Kathleen Cuocolo

/s/ Robert Herriott	Director	March 10, 2016
Robert Herriott

/s/ David M. Kastin	Director	March 10, 2016
David M. Kastin