Form 10-Q
period 2016-03-31
Greenbacker Renewable Energy Co LLC
filed 2016-05-13
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, the registrant had 10,122,097 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments, at fair value (cost of $55,188,136 and $50,023,136, respectively)	$55,985,519	$51,454,566
Cash and cash equivalents	20,771,564	5,889,030
Shareholder receivable	585,903	190,725
Due from advisor, net	-	26,636
Deferred tax assets, net of allowance	2,816,000	650,000
Other assets	63,266	77,518
Total assets	$80,222,252	$58,288,475

LIABILITIES
Management fee payable	$123,833	$91,863
Accounts payable and accrued expenses	298,476	327,799
Shareholder distributions payable	221,088	156,985
Directors fees payable	23,704	23,750
Due to advisor, net	543,404	-
Payable for repurchases of common stock	51,679	-
Total liabilities	$1,262,184	$600,397

Commitments and contingencies (See Note 2, Note 5 and Note 8)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	-	-
Common stock, par value, $.001 per share, 350,000,000 authorized; 9,205,050 and 6,721,967 shares issued and outstanding, respectively	9,205	6,722
Paid-in capital in excess of par value	78,693,937	57,520,925
Capital contribution from advisor	193,000	193,000
Accumulated deficit	(2,745,807)	(1,591,014)
Net unrealized appreciation on investments and foreign currency translation, net of deferred taxes	2,650,283	1,272,186
Total common stockholders’ equity	78,800,618	57,401,819
Special unitholder’s equity	159,450	286,259
Total members’ equity (net assets)	78,960,068	57,688,078
Total liabilities and equity (net assets)	$80,222,252	$58,288,475

Net assets, Class A (shares outstanding of 7,132,406 and 5,420,728, respectively)	$61,057,569	$46,289,968
Net assets, Class C (shares outstanding of 510,665 and 248,456, respectively)	4,371,594	2,121,675
Net assets, Class I (shares outstanding of 1,561,979 and 1,052,783, respectively)	13,371,455	8,990,176
Total common stockholders’ equity	$78,800,618	$57,401,819

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Investment income:
Dividend income	$646,985	$57,500
Interest income	9,581	715
Total investment income	$656,566	$58,215

Operating expenses:
Management fee expense	330,715	62,283
General and administration expenses	93,105	30,699
Audit expense	93,484	53,198
Insurance expense	20,309	22,078
Directors fees and expenses	24,117	23,250
Organizational expenses	35,188	25,002
Legal expenses	66,542	12,131
Other expenses	14,317	13,086
Operating expenses before expense waiver and reimbursement	677,777	241,727
Expense reimbursement from advisor	178,890	(65,029)
Total expenses, net of expense waiver and reimbursement	856,667	176,698
Net investment income (loss) before taxes	(200,101)	(118,483)
Deferred tax benefit	280,665	-
Franchise tax expense	(57,432)	-
Net investment income (loss)	23,132	(118,483)

Net change in realized and unrealized gain
(loss) on investments, foreign currency translation and deferred tax assets:
Net change in unrealized appreciation (depreciation) on investments	(533,730)	484,332
Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	(100,317)	(98,842)
Change in benefit from deferred taxes on unrealized appreciation on investments	1,885,335	-
Net increase in net assets resulting from operations	1,274,420	267,007
Net increase (decrease) in net assets attributed to special unitholder	126,809	(77,099)
Net increase in net assets attributed to common stockholders	$1,401,229	$189,908

Common stock per share information —basic and diluted:
Net investment income (loss)	$0.00	$(0.08)
Net increase in net assets attributed to common stockholders	$0.18	$0.13
Weighted average common shares outstanding	7,865,104	1,474,248

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

For the three months ended March 31, 2016

(unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Capital contribution from advisor	Accumulated deficit	Accumulated unrealized appreciation (depreciation) on investments and foreign currency translation, net of deferred taxes	Common stockholders' equity	Special unitholder	Total members' equity (net assets)
Balances at December 31, 2015	6,721,967	$6,722	$57,520,925	$193,000	$(1,591,014)	$1,272,186	$57,401,819	$286,259	$57,688,078

Proceeds from issuance of common stock, net	2,422,281	2,422	21,886,410	-	-	-	21,888,832	-	21,888,832

Issuance of common stock under distribution reinvestment plan	66,501	67	602,535	-	-	-	602,602	-	602,602

Repurchases of common stock	(5,699)	(6)	(51,673)	-	-	-	(51,679)	-	(51,679)

Offering costs	-	-	(1,264,260)	-	-	-	(1,264,260)	-	(1,264,260)

Shareholder distributions	-	-	-	-	(1,177,925)	-	(1,177,925)	-	(1,177,925)

Net investment income	-	-	-	-	23,132	-	23,132	-	23,132

Net unrealized depreciation on investments	-	-	-	-	-	(406,921)	(406,921)	(126,809)	(533,730)

Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	-	-	-	-	-	(100,317)	(100,317)	-	(100,317)

Change in benefit from deferred taxes on unrealized appreciation on investments	-	-	-	-	-	1,885,335	1,885,335	-	1,885,335

Balances at March 31, 2016	9,205,050	$9,205	$78,693,937	$193,000	$(2,745,807)	$2,650,283	$78,800,618	$159,450	$78,960,068

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

For the three months ended March 31, 2015

(unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Capital contribution from advisor	Accumulated deficit	Accumulated unrealized appreciation (depreciation) on investments and foreign currency translation, net of deferred taxes	Common stockholders' equity	Special unitholder	Total members' equity (net assets)
Balances at December 31, 2014	1,236,345	$1,236	$10,609,460	$193,000	$(340,406)	$39,519	$10,502,809	$9,846	$10,512,655

Proceeds from issuance of common stock, net	570,209	570	5,145,628	-	-	-	5,146,198	-	5,146,198

Issuance of common stock under distribution reinvestment plan	10,912	11	98,474	-	-	-	98,485	-	98,485

Offering costs	-	-	(274,420)	-	-	-	(274,420)	-	(274,420)

Shareholder distributions	-	-	-	-	(216,716)	-	(216,716)	-	(216,716)

Net investment loss	-	-	-	-	(118,483)	-	(118,483)	-	(118,483)

Net unrealized appreciation on investments	-	-	-	-	-	407,233	407,233	77,099	484,332

Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	-	-	-	-	-	(98,842)	(98,842)	-	(98,842)

Balances at March 31, 2015	1,817,466	$1,817	$15,579,142	$193,000	$(675,605)	$347,910	$15,446,264	$86,945	$15,533,209

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015

Operating activities:
Net increase in net assets from operations	$1,274,420	$267,007
Adjustments to reconcile net increase in net assets from
operations to net cash used in operating activities:
Purchase of investments	(5,165,000)	(11,810,000)
Net unrealized (appreciation) depreciation on investments	533,730	(484,332)
Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	100,317	98,842
(Increase) decrease in other assets:
Due from advisor, net	26,636	49,291
Deferred tax assets, net of allowance	(2,166,000)	-
Other assets	14,252	(9,484)
Increase in other liabilities:
Due to advisor, net	27,849	-
Management fee payable	31,970	9,047
Accounts payable and accrued expenses	(29,323)	(38,438)
Directors fees payable	(46)	-
Net cash used in operating activities	(5,351,195)	(11,918,067)

Financing activities:
Proceeds from issuance of shares of common stock, net	21,493,651	5,281,827
Distributions paid	(511,220)	(102,424)
Offering costs	(1,264,260)	(274,420)
Due to advisor re: Offering costs	515,558	113,756
Proceeds from capital contribution from advisor	-	193,000
Net cash provided by financing activities	20,233,729	5,211,739
Net increase (decrease) in cash and cash equivalents	14,882,534	(6,706,328)
Cash and cash equivalents, beginning of period	5,889,030	7,567,061
Cash and cash equivalents, end of period	$20,771,564	$860,733

Supplemental disclosure of cash flow information:
Shareholder distribution payable	$221,088	$46,720
Shareholder distributions reinvested in common stock	$602,602	$98,485
Payable for repurchases of common stock	$51,679	$-

Non cash financial activities
Shareholder receivable from sale of common stock	$585,903	$112,563

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2016

(unaudited)

Investments	Industry	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar				100% Ownership	$920,000	$1,442,796	1.8%

East to West Solar Portfolio	Alternative Energy - Solar				100% Ownership	19,815,000	20,171,888	25.5%

Green Maple Portfolio	Alternative Energy - Solar				100% Ownership	11,500,000	9,889,579	12.5%

Magnolia Sun Portfolio	Alternative Energy - Solar				100% Ownership	10,650,000	11,388,075	14.4%

Six States Solar Portfolio	Alternative Energy - Solar				100% Ownership	2,300,000	2,564,053	3.2%

Greenbacker Residential Solar Portfolio	Alternative Energy - Solar				100% Ownership	50,000	50,000	0.1%

Greenbacker Wind Portfolio	Alternative Energy - Wind				100% Ownership	6,750,000	7,007,096	8.9%

GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement				100% Ownership	681,129	733,488	0.9%

Total Limited Liability Company Member Interests - Not readily marketable: 67.3%						$52,666,129	$53,246,975	67.3%

Energy Efficiency Secured Loans - Not readily marketable
Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25	%(b)	2/24/2025	$918,871	918,871	918,871	1.2%

Total Energy Efficiency Secured Loans - Not readily marketable: 1.2%						$918,871	$918,871	1.2%

Total United States Investments: 68.5%						$53,585,000	$54,165,846	68.5%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar				100% Ownership	$1,603,136	$1,819,673	2.3%
Total Canadian Investments: 2.3%						$1,603,136	$1,819,673	2.3%

INVESTMENTS: 70.8%						$55,188,136	$55,985,519	70.8%

OTHER ASSETS IN EXCESS OF LIABILITIES: 29.2%							22,974,549	29.2%

TOTAL NET ASSETS: 100.0%							$78,960,068	100.0%

(a) Percentages are based on net assets of $78,960,068 as of March 31, 2016.

(b) Per the loan agreement, interest commenced on January 24, 2016.

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

March 31, 2016 (unaudited)

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

Since the initial closing on April 25, 2014 and through November 4, 2015, the company sold shares on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. For the period from November 5, 2015 through February 4, 2016, the company sold shares on a continuous basis at a price of $10.024 per Class A share, $9.599 per Class C share and $9.208 per Class I share. From February 5, 2016 through May 6, 2016, the company sold shares on a continuous basis at a price of $10.048 per Class A share, $9.621 per Class C share and $9.230 per Class I share. Since May 6, 2016, the company has been selling shares on a continuous basis at a price of $10.068 per Class A share, $9.640 per Class C share, and $9.248 per Class I share.

Each quarter, our advisor, utilizing the services of an independent valuation firm when necessary, reviews and approves the net asset value for each class of shares, subject to the oversight of the company’s board of directors. The company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the net asset value per share on the most recent valuation date increases above or decreases below the net proceeds per share, the company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below net asset value per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to the dealer manager. The company’s shares are offered in the primary offering at a price based on the most recent valuation, plus related selling commissions, dealer manager fees and organization and offering expenses. Five days after the completion of each quarter end valuation, shares will be offered pursuant to the distribution reinvestment plan at a price equal to the current offering price per each class of shares, less the sales selling commissions and dealer manager fees associated with that class of shares in the primary offering.

An inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross revenue and income, and our flexibility to implement the company’s business plans as well as our ability to diversify the company’s investment and to make distributions could be adversely affected.

As of March 31, 2016, the company has issued 22,325 Class A shares to its advisor and 188,820 Class A shares to an affiliate of the advisor. As of December 31, 2015, the company issued 21,959 Class A shares to its advisor and 185,721 Class A shares to an affiliate of its advisor.

We had initially focused on solar energy and wind energy projects as well as energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes and therefore we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives make wind energy and other types of projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Generally, the demand for power in the United States tends to be higher at those times due to the use of air conditioning and as a result energy prices tend to be higher. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well- established and it is a relatively simple process to integrate new acquisitions and projects into our portfolio. Unlike solar energy projects, maximum wind power energy generation generally occurs in the winter months as the occurrence of wind is usually greater than in the summer months. Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem an opportunity attractive, other energy and sustainability related assets and businesses.

As of March 31, 2016, the company has made solar, wind and energy efficiency investments in nine portfolios, eight domiciled in the United States and one in Canada, as well as an energy efficiency secured loan in the United States (See Note 3). As of December 31, 2015, the company had made solar and wind investments in seven portfolios, six domiciled in the United States and one in Canada, as well as certain energy efficiency secured loans and leases in the United States.

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

The company’s consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (ASC Topic 946). In accordance with this specialized accounting guidance, the company recognizes and carries all of its investments at fair value with changes in fair value recognized in earnings. Additionally, the company will not apply consolidation or equity method of accounting to its investments. The company carries its liabilities at amounts payable, net of unamortized premiums or discounts. The company does not currently plan to elect to carry its non-investment liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.

The financial information associated with the March 31, 2016 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The March 31, 2016 financial information has not been audited by the independent registered public accounting firm and they do not express an opinion thereon.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of March 31, 2016 and December 31, 2015.

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

Net unrealized currency gains and losses arising from valuing foreign currency denominated assets and liabilities at the current exchange rate are reflected as part of net change in unrealized appreciation/depreciation on translation of assets and liabilities denominated in foreign currencies.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common stockholders per share for the three months ended March 31, 2016 and March 31, 2015:

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Basic and diluted
Net increase in net assets attributed to common stockholders	$1,401,229	$189,908
Weighted average common shares outstanding	7,865,104	1,474,248
Net increase in net assets attributed to common stockholders per share	$0.18	$0.13

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

Distribution Policy

Distributions to members, if any, will be authorized and declared by our board of directors quarterly in advance and paid on a monthly basis. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our board of directors. Distributions will be made on all classes of shares at the same time. The cash distributions with respect to the Class C shares will be lower than the cash distributions with respect the company’s other share classes because of the distribution fee associated with the Class C shares, which will be allocated as a Class C specific expense. Amounts distributed to each class will be allocated among the holders of the shares in such class in proportion to their shares. Distributions declared by our board of directors are recognized as distribution liabilities on the ex-dividend date.

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

As of March 31, 2016 and December 31, 2015, the advisor and the dealer manager incurred approximately $6,320,000 and $5,913,000, respectively, of O&O costs on behalf of the company of which approximately $4,440,000 and $3,577,000 had been reimbursed to the advisor as of March 31, 2016 and December 31, 2015, respectively. The O&O costs include $1,250,000 for formation services due to an affiliate of the advisor of which $250,000 was included in O&O costs at March 31, 2016 and December 31, 2015, respectively, but is not payable until the completion of the public offering. In addition, the dealer manager has incurred approximately $1,621,000 and $728,000 in O&O costs on behalf of the company as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, no O&O costs have been reimbursed to the dealer manager.

Debt Issuance Costs

Debt issuance costs related to debt liabilities incurred by the company or GREC are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive distribution will be earned by an affiliate of our advisor on realized gains from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive distribution, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the company will include unrealized gains in the calculation of the capital gains incentive distribution expense and related capital gains incentive fee payable. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statement of assets and liabilities date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are actually realized. Thus on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period. As of March 31, 2016 and December 31, 2015, a capital gains incentive distribution allocation in the amount of $159,450 and $286,259 was recorded based upon unrealized gains, respectively.

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

The company assessed its tax positions for all open tax years as of March 31, 2016 for all U.S. federal and state tax jurisdictions for the years 2012 through 2015. The results of this assessment are included in the company’s tax provision and deferred tax assets as of March 31, 2016.

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

Note 3. Investments

The composition of the company’s investments as of March 31, 2016, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar:
Sunny Mountain Portfolio	$920,000	$1,442,796	2.6%
East to West Solar Portfolio	19,815,000	20,171,888	36.0
Green Maple Portfolio	11,500,000	9,889,579	17.6
Magnolia Sun Portfolio	10,650,000	11,388,075	20.3
Canadian Northern Lights Portfolio	1,603,136	1,819,673	3.3
Six States Solar Portfolio	2,300,000	2,564,053	4.6
Greenbacker Residential Solar Portfolio	50,000	50,000	0.1
Subtotal	$46,838,136	$47,326,064	84.5%
Alternative Energy - Wind:
Greenbacker Wind Portfolio	6,750,000	7,007,096	12.5%
Subtotal	$6,750,000	$7,007,096	12.5%
Energy Efficiency Secured Loans:
GREC Energy Efficiency LLC Portfolio	$681,129	$733,488	1.3%
Renew AEC One, LLC	918,871	918,871	1.7
Subtotal	$1,600,000	$1,652,359	3.0%
Total	$55,188,136	$55,985,519	100.0%

 The composition of the company’s investments as of December 31, 2015, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar:
Sunny Mountain Portfolio	$920,000	$1,329,803	2.6%
East to West Solar Portfolio	19,765,000	20,005,027	38.9
Green Maple Portfolio	9,500,000	9,557,290	18.6
Magnolia Sun Portfolio	7,550,000	7,542,723	14.7
Canadian Northern Lights Portfolio	1,603,136	1,562,967	3.0
Six States Solar Portfolio	2,300,000	2,685,597	5.2
Subtotal	$41,638,136	$42,703,407	83.0%
Alternative Energy - Wind:
Greenbacker Wind Portfolio	$6,750,000	$7,093,750	13.8%
Subtotal	$6,750,000	$7,093,750	13.8%
Energy Efficiency Secured Loans:
GREC Energy Efficiency LLC Portfolio	$451,705	474,114	0.9%
LED Funding – Universidad Project	97,787	97,787	0.2
Renew AEC One, LLC	1,085,508	1,085,508	2.1
Subtotal	$1,635,000	$1,657,409	3.2%
Total	$50,023,136	$51,454,566	100.0%

The counterparty to all the energy efficiency secured loans held by the company as of March 31, 2016 and December 31, 2015 is a related party (See Note 5).

The composition of the company’s investments as of March 31, 2016 by geographic region, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
South Region	$28,193,936	$29,288,086	52.2%
East Region	13,008,950	11,460,497	20.5
Mountain Region	10,264,813	11,131,614	19.9
West Region	1,248,567	1,354,157	2.4
Mid-West Region	868,734	931,492	1.7
Total United States	$53,585,000	$54,165,846	96.7%
Canada:	1,603,136	1,819,673	3.3
Total	$55,188,136	$55,985,519	100.0%

The composition of the company’s investments as of December 31, 2015 by geographic region, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
South Region	$24,919,749	25,139,147	48.9%
Northeast Region	11,124,945	11,268,268	21.9
Mountain Region	10,259,953	11,133,946	21.6
West Region	1,247,582	1,396,242	2.7
Mid-West Region	867,771	953,996	1.9
Total United States	$48,420,000	49,891,599	97.0%
Canada:	1,603,136	1,562,967	3.0
Total	$50,023,136	51,454,566	100.0%

The composition of the company’s investments as of March 31, 2016 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$46,838,136	47,326,064	84.5%
Alternative Energy - Wind	6,750,000	7,007,096	12.5
Energy Efficiency - Lighting Replacement	1,600,000	1,652,359	3.0
Total	$55,188,136	55,985,519	100.0%

The composition of the company’s investments as of December 31, 2015 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$41,638,136	$42,703,407	83.0%
Alternative Energy - Wind	6,750,000	7,093,750	13.8
Energy Efficiency - Lighting Replacement	1,635,000	1,657,409	3.2
Total	$50,023,136	$51,454,566	100.0%

Investments held as of March 31, 2016 and December 31, 2015 are considered Control Investments, which is defined as investments in companies in which the company owns 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors or investments in limited liability companies for which the company serves managing member.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investments, by major class, as of March 31, 2016, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$53,246,975	$53,246,975
Capital Stock	—	—	1,819,673	1,819,673
Energy Efficiency Secured Loans	—	—	918,871	918,871
Total	$—	$—	$55,985,519	$55,985,519

The following table presents fair value measurements of investments, by major class, as of December 31, 2015, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$48,708,304	$48,708,304
Capital Stock	—	—	1,562,967	1,562,967
Energy Efficiency Secured Loans	—	—	1,183,295	1,183,295
Total	$—	$—	$51,454,566	$51,454,566

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2016:

	Balance as of December 31, 2015	Net change in unrealized appreciation (depreciation) on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Repayments of investments	Transfer in/(out)	Balance as of March 31, 2016
Limited Liability Company Member Interests	$48,708,304	$(890,753)	$—	$5,165,000	$—	$264,424	$53,246,975
Capital Stock	1,562,967	357,023	(100,317)	—	—		1,819,673
Energy Efficiency Secured Loans	1,183,295	—	—	—	—	(264,424)	918,871
Total	$51,454,566	$(533,730)	$(100,317)	$5,165,000	$—	$—	$55,985,519

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, return of capital and additional investments in existing investment, if any.

The total change in unrealized depreciation included in the consolidated statements of operations within net change in unrealized depreciation on investments for the three months ended March 31, 2016 attributable to Level 3 investments still held at March 31, 2016 was $533,730. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur.

Net change in unrealized depreciation on investments at fair value for the three months ended March 31, 2016 was $533,730 included within net change in unrealized depreciation on investments in the consolidated statements of operations. There were no net realized gains or losses on investments at fair value for the three months ended March 31, 2016.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2015:

	Balance as of December 31, 2014	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Repayments of investments	Balance as of March 31, 2015
Limited Liability Company Member Interests	$1,688,792	$457,976	$—	$11,800,000	$—	$13,946,768
Capital Stock	1,048,709	26,356	(98,842)	10,000		986,223
Total	$2,737,501	$484,332	$(98,842)	$11,810,000	$—	$14,932,991

(1)	Include purchases of new investment, capitalized deal costs and effects of purchase price adjustments, if any.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investment for the three months ended March 31, 2015 attributable to Level 3 investments still held at March 31, 2015 was $484,332. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2015.

Net change in unrealized appreciation on investments at fair value for the three months ended March 31, 2015 was $484,332 included within net change in unrealized appreciation on investments in the consolidated statements of operations. There was no net realized gains or losses on investments at fair value for the three months ended March 31, 2015.

As of March 31, 2016, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of March 31, 2016:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy - Solar	$47,326,064	Income, cost and market approach	Discount rate, future kWh Production, and estimated remaining useful life	7.0% - 8.30%, 0.50% annual degradation in production, 32.3 years
Alternative Energy – Wind	$7,007,096	Income and cost approach	Discount rate, future kWh Production, and estimated remaining useful life	7.75%, 0.50% annual degradation in production, 33.3 years
Energy Efficiency- Secured Loans and Leases– Lighting Replacement	$1,652,359	Income and collateral based approach	Market yields and value of collateral	10.25% - 21.31%

As of December 31, 2015, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2015:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy - Solar	$42,703,407	Income, cost and market approach	Discount rate, future kWh Production, and estimated remaining useful life	7.0% - 8.30%, 0. 50% annual degradation in production, 32.3 years
Alternative Energy – Wind	$7,093,750	Cost approach	—	—
Energy Efficiency- Secured Loans and Leases – Lighting Replacement	$1,657,409	Income and collateral based approach	Market yields and value of collateral	10.25% - 12.0%

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

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	7% of gross offering proceeds from the sale of Class A shares and up to 3% of gross offering proceeds from the sale of Class C shares. No selling commission will be paid with respect to Class I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker- dealers.

Dealer Manager Fee — Dealer Manager	2.75% of gross offering proceeds from the sale of Class A and Class C shares, and 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager may re-allow a portion of its dealer manager fee to selected broker- dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company will pay the dealer manager a distribution fee that accrues daily in an amount equal to 1/366th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers.

O&O costs — Advisor	The company will reimburse the advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. While the company has targeted an offering expense ratio of 1.5% for O&O costs over the term of the offering, 5.0% has been charged since inception.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

Incentive Allocation and Distribution — Special Unitholder	The incentive distribution to which the Special Unitholder may be entitled to will be calculated and payable quarterly in arrears based on the pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means interest income, dividend and distribution income from equity investments (excluding that portion of distributions that are treated as return of capital) and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus the operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with the company’s Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes.

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

Capital Gains Incentive Distribution — Special Unitholder	The capital gains incentive distribution will be determined and payable to the Special Unitholder in arrears as of the end of each fiscal quarter (or upon termination of the advisory agreement, as of the termination date) to the Special Unitholder, and will equal 20.0% of the company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any capital gain incentive distributions.

Liquidation Incentive Distribution — Special Unitholder	The liquidation incentive distribution payable to the Special Unitholder will equal 20.0% of the net proceeds from a liquidation of the company (other than in connection with a listing, as described below) in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital shall mean: cumulative gross proceeds generated from sales of shares (including the DRP) reduced for distributions to members of proceeds from non-liquidation dispositions of our assets and amounts paid for share repurchases pursuant to the Share Repurchase Program. In the event of any liquidity event that involves a listing of the company’s shares, or a transaction in which the company’s members receive shares of a company that is listed, on a national securities exchange, the liquidation incentive distribution will equal 20% of the amount, if any, by which the company’s listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing (the “listing premium”). Any such listing premium and related liquidation incentive distribution will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.

Operating Expense and Expense Assumption and Reimbursement Agreement	The company will reimburse the advisor’s cost of providing administrative services, legal, accounting and printing. The company will not reimburse the advisor for the salaries and benefits to be paid to the named executive officers. For the period beginning with the company’s breaking of escrow and beginning operations on April 25, 2014, and ending December 31, 2014, advisor assumed operating expenses for the company in an amount sufficient to keep total annual operating expenses (exclusive of interest, taxes dividend expense, borrowing costs, organizational and extraordinary expenses) of the company (“Expenses”) at percentages of average net assets of such class for any calculation period no higher than 5.0% for Class A Class C and Class I shares (the “Maximum Rates”), and (ii) the company shall reimburse advisor, within 30 days of delivery of a request in proper form, for such Expenses, provided that such repayments do not cause the total Expenses attributable to a share class during the year of repayment to exceed the Maximum Rates. The expense reimbursement agreement was amended in December 2014 and again in November 2015 to continue until the earlier of December 31, 2016 or the end of the offering. No repayments by the company to advisor shall be permitted after the earlier of (i) the company’s offering has expired or is terminated or (ii) December 31, 2016. Furthermore, if the advisory agreement is terminated or not renewed, the advisor will have no further obligation to limit expenses per the expense reimbursement agreement and the company will not have any further obligation to reimburse the advisor for expenses not reimbursed as of the date of the termination.

For the three months ended March 31, 2016 and March 31, 2015, the company incurred $677,777 and $241,727, respectively, in operating expenses, including the management fees earned by the advisor. Since January 1, 2015, the advisor has elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets. While the advisor has assumed responsibility for $880,545 of the company’s operating expenses under the expense reimbursement agreement since inception, as of March 31, 2016, the company had reimbursed the advisor $345,000 of previously assumed expenses, subject to the restrictions of the Maximum Rates. Since average annual expenses were less than 5% for the three months ended March 31, 2016, the company recorded a net $178,890 payable to the advisor as reimbursement for assumption of past operating expenses. For the three months ended March 31, 2015, the advisor assumed responsibility for $65,029 of the company’s operating expenses under the expense reimbursement agreement

For the three months ended March 31, 2016 and March 31, 2015, the advisor earned $330,715 and $62,283, respectively, in management fees. While there were no incentive allocations earned to date by the advisor, the consolidated financial statements reflect a $126,809 decrease in incentive allocation for the three months ended March 31, 2016 and a $77,099 incentive allocation for the three months ended March 31, 2015, based upon net unrealized gains.

As of March 31, 2016, due to advisor on the consolidated statement of assets and liabilities in the amount of $543,404 is comprised of $27,846 due to the advisor in connection with the expense reimbursement agreement combined with a payable to the advisor for reimbursable Organization and Offering Costs in the amount of $515,558. As of December 31, 2015, due from advisor on the consolidated statement of assets and liabilities in the amount of $26,636 is comprised of $106,044 due from the advisor in connection with the expense reimbursement agreement combined with a payable to the advisor for reimbursable Organization and Offering Costs in the amount of $79,408. The company and advisor plan to cash settle any amounts due to / from advisor on a quarterly basis.

For the three months ended March 31, 2016 and March 31, 2015, the company paid $404,044 and $85,142, respectively, in dealer manager fees and $1,448,434 and $230,780, respectively, in selling commission to the company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the company’s consolidated statements of operations.

For the three months ended March 31, 2016, Greenbacker Administration LLC invoiced the company $24,024 for expenses, at cost, for services related to asset management and accounting services related to the company’s investments.

Transactions

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). Certain of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of March 31, 2016, all loans and operating leases are considered current per their terms.

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

Class C: Each Class C share issued in the primary offering will be subject to a selling commission of up to 3.00% per share and a dealer manager fee of up to 2.75% per share. In addition, with respect to Class C shares, the company will pay the dealer manager on a monthly basis a distribution fee, or “distribution fee”, that accrues daily equal to 1/366th of 0.80% of the amount of the daily net asset value for the Class C shares on a continuous basis from year to year. No selling commissions or dealer manager fees will be paid for sales pursuant to the dividend reinvestment plan.

Class I: No selling commission or distribution fee will be paid for sales of any Class I shares. Each Class I share will be subject to a dealer manager fee of up to 1.75% per share.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of March 31, 2016:

	Shares Outstanding as of December 31, 2015	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of March 31, 2016
Class A shares	5,420,728	1,711,678	—	7,132,406
Class C shares	248,456	262,209	—	510,665
Class I shares	1,052,783	514,895	(5,699)	1,561,979
Total	6,721,967	2,488,782	(5,699)	9,205,050

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2015:

	Shares Outstanding as of December 31, 2014	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2015
Class A shares	1,097,844	4,337,884	(15,000)	5,420,728
Class C shares	84,964	163,492	—	248,456
Class I shares	53,537	999,246	—	1,052,783
Total	1,236,345	5,500,622	(15,000)	6,721,967

As of March 31, 2016 and December 31, 2015, none of the LLC’s preferred shares were issued and outstanding.

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

Distribution Reinvestment Plan

The company adopted a distribution reinvestment plan (“DRP”) through which the company’s shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the offering. As of March 31, 2016 and December 31, 2015, 50,000,000 in shares were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of March 31, 2016 and December 31, 2015, 185,458 and 118,957 shares, respectively, were issued under the DRP.

Share Repurchase Program

During the quarter ended September 30, 2015, the company commenced a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold Class A, Class C or Class I shares to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program includes numerous restrictions that will limit a shareholders ability to sell shares. Unless the board of directors determines otherwise, the company limits the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the distribution reinvestment plan. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the quarter ended March 31, 2016, the company repurchased 5,699 Class I shares at a total purchase price of $51,679, pursuant to the company’s share repurchase program.

We have received an order for our repurchase program from the SEC under Rule 102(a) of Regulation M under the Exchange Act. In addition, our repurchase program is substantially similar to repurchase programs for which the SEC has stated it will not recommend enforcement action under Rule 13e-4 and Regulation 14E under the Exchange Act.

Note 7. Distributions

On January 29, 2016, February 29, 2016 and March 31, 2016, with the authorization of the company’s board of directors, the company declared distributions on each outstanding Class A, C and I share. These distributions were calculated based on shareholders of record for each day in an amount equal to $0.0016478 per share per day for the period January 1, 2016 through January 31, 2016 and an amount equal to $0.00165512 per share per day for the period February 1, 2016 through March 31, 2016 (less the distribution fee with respect to Class C shares).

The following table reflects the distributions declared during the three months ended March 31, 2016:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2016	$171,410	$185,680	$357,090
March 1, 2016	182,825	195,193	378,018
April 1, 2016	221,088	221,729	442,817
Total	$575,323	$602,602	$1,177,925

The following table reflects the distributions declared during the three months ended March 31, 2015:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 2, 2015	$35,820	$30,024	$65,844
March 2, 2015	35,691	30,341	66,032
April 1, 2015	46,720	38,120	84,840
Total	$118,231	$98,485	$216,716

Note 8. Commitments and Contingencies

Commitments: Pursuant to separate engineering, procurement and construction contracts (“EPC Contracts”), the company, subject to certain conditions, has committed to construct nine solar power facilities that comprise the Green Maple Portfolio as of March 31, 2016. While the remaining costs to complete all locations under the nine EPC Contracts is approximately $2,842,000, the company has firm loan commitments in place to fund approximately $840,000 of these costs as of March 31, 2016. Thus, the net commitment to complete construction of these nine facilities is approximately $2,002,000.

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of March 31, 2016, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to loan agreements between the operating subsidiaries of East to West Solar LLC, Green Maple LLC and Greenbacker Wind LLC and various lenders (financial institutions and the Vermont Economic Development Authority), the operating entities have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from February 2018 through March 2028. In addition to GREC and the company, East to West Solar LLC and Green Maple LLC (the “Guarantors”) have provided an unsecured guaranty on approximately $10,167,000 and $4,310,000, respectively, of the term loans as of March 31, 2016. The guarantors would only have to perform under the guarantee if the cash flow or the liquidation of collateral at the operating subsidiaries was inadequate to fully liquidate the remaining loan balance.

Note 9. Financial Highlights

The following is a schedule of financial highlights of the company attributed to common stockholders for the three months ended March 31, 2016 and March 31, 2015. The company’s income and expense is allocated pro-rata across the outstanding Class A, Class C and Class I shares as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes.

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.54	8.50
Net investment income (loss) and realized loss on foreign currency translation	—	(0.08)
Net unrealized appreciation / (depreciation) on investments	(0.07)	0.33
Change in translation of assets and liabilities denominated in foreign currencies	(0.01)	(0.07)
Change in benefit from deferred taxes on unrealized appreciation on investments	0.24	—
Net increase in net assets resulting from operations	0.16	0.18
Shareholder distributions	(0.15)	(0.15)
Other (2)	0.01	(0.03)
Net increase in members’ equity attributed to common shares	0.02	—
Net asset value for common shares at end of period	$8.56	$8.50
Total return attributed to common shares based on net asset value (3)	1.92%	1.70%
Common shareholders’ equity at end of period	$78,800,618	$15,446,264
Common shares outstanding at end of period	9,205,050	1,817,466
Ratio/Supplemental data for common shares (annualized) (3):
Ratio of net investment income (loss) to average net assets	0.14%	(3.89)%
Ratio of operating expenses to average net assets	5.20%	5.80%
Portfolio turnover rate	N/A	N/A

(1)	The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2016 and March 31, 2015, which was 7,865,104 and 1,474,248, respectively.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and organizational costs which are not included in operating expenses nor subject to the expense reimbursement agreement and the impact of shares at a price other than the net asset value.
(3)	Total return, ratio of net investment income and ratio of operating expenses to average net assets for the three months ended March 31, 2016, prior to the effect of the expense reimbursement agreement were 2.15%, 1.23% and 4.11%, respectively. Total return, ratio of net investment loss and ratio of operating expenses to average net assets for the three months ended March 31, 2015, prior to the effect of the expense assumption and reimbursement agreement and the management fee waiver were (6.22)%, (6.02)% and 7.93%, respectively. Allocation of net assets to special unitholder has not been included in determining net investment income or operating expenses used in the ratio calculations.

Note 10. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2016 (unaudited).

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

Overview

Greenbacker Renewable Energy Company LLC, (the “LLC”) a Delaware limited liability company, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects and other energy-related businesses as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. The LLC and GREC (collectively “we”, “us”, “our”, and the “company”) are managed and advised by Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency, sustainability and other energy related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act. The LLC’s fiscal year end is December 31.

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

Pursuant to our public offering which commenced on August 5, 2013, we are offering on a continuous basis up to $1,500,000,000 in shares of our limited liability company interests, consisting of up to $1,250,000,000 of shares in the primary offering and up to $250,000,000 of shares pursuant to the distribution reinvestment plan. SC Distributors, LLC is the dealer manager for the offering. The company’s offering period which was scheduled to terminate two years after the initial offering date, or August 8, 2015, was extended through August 8, 2016 by the company’s board of directors on July 30, 2015. After the finalization of the March 31, 2016 net asset value, the current offering price of the Class A shares is $10.068 per share, the current offering price of the Class C shares is $9.640 per share, and the current offering price of the Class I shares is $9.248 per share.

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

Through participation in the distribution reinvestment program, our advisor and affiliate as of March 31, 2016 owned 22,325 and 188,820 shares, respectively. As of March 31, 2016, we had received subscriptions for and issued 9,205,050 of our shares (including shares issued under the distribution reinvestment plan) for gross proceeds of $90,547,781 (before dealer-manager fees of $1,487,311 and selling commissions of $5,549,249 for net proceeds of $83,511,221).

Current Competition in the Alternative Energy - Solar Marketplace

The solar financing market as a whole started as a cottage industry where developers would bring together high net worth investors to fund single solar and wind transactions. While successful in jump starting the industry, true capital formation is a relatively new phenomenon and is not as well developed as in other asset classes. Currently in the alternative energy – solar marketplace, there are several sources of capital:

•	Developer/-Owner Operators. The major competition we face in the market for the assets we target comes from privately backed developer/ owner operators. The capital from these organizations has generally been sourced from a combination of family offices/ private equity funds and hedge funds. These organizations are generally set up as developers, with investment return expectations in the 20-30% range. However to facilitate the most favorable exit for the sponsors, the developer/ owner operators seek to accumulate a significant portfolio of operating assets to provide a base level of stable and predictable earnings for the enterprise. Through a combination of developer profits and leverage they are able to generate satisfactory ongoing returns with the bulk of the upside being generated for the sponsors through the exit. We are of the opinion this group of buyers will ultimately be capital constrained particularly in circumstances where equity markets experience a downturn.

•	Single Purpose Limited Partnerships. These entities are typically funded by high net worth individuals or family offices and are generally focused on a small number of deals as they have a limited amount of capital to invest.

•	Utilities. Institutional investors (including large life insurance companies), pension funds and infrastructure funds. This sector dominates investment in the larger projects (i.e. $100,000,000 or greater). Because scale is always an important consideration for larger institutions we tend not to encounter this group in the markets we target.

•	Yieldcos. Following the filing of company’s Registration Statement with the SEC, several U.S. companies registered and listed public vehicles designed to generate steady tax deferred distributions to investors through the ownership and operation of traditional and renewable energy generation assets. There are currently six large vehicles, known as “yieldcos” listed on various stock exchanges around the United States as well as several other very small public companies. The yieldco strategy provides an opportunity for large Independent Power Producers to source cost effective capital to fund the ownership of contracted generation assets thus freeing up their own capital for other higher returning activities elsewhere in their businesses. Initially the yieldco strategy proved very effective and delivered the independent power producers sponsoring such vehicles a cost of capital very much in line with our own. With the market volatility over the past six months, we have seen a dramatic reduction in yieldcos’ project acquisition activity.

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

Organization Costs

Organization costs will be expensed on the company’s consolidated statement of operations as incurred.

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

Debt Issuance Costs

 Debt issuance costs related to debt liabilities of the company or GREC are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.

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

Portfolio and Investment Activity

As of March 31, 2016, the company invested in numerous solar generation facilities included in six investment portfolios as follows:

East to West Solar Portfolio

The company owns 9.789 Megawatts of operating solar power facilities located on 13 sites in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina (the “East to West Solar Portfolio”). The East to West Solar Portfolio consists of ground and roof mounted solar systems (each, a “System”) located on municipal and commercial properties as follows:

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

Separately, the company owns two additional operating solar PV systems, each with approximately 1.0 MW in power generation and together comprising a total of 2.05 MW, located in Gainesville, Florida (the “Gainesville Solar” facilities). Details of Gainesville Solar, which are included in the East to West Solar Portfolio, are as follows:

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

Most recently, the company acquired two additional operating solar PV systems in December 2015 comprising a total of 7.621 MW (the “NC Tar Heel Portfolio”) located in North Carolina through an equity investment of approximately $8,400,000 plus working capital.

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

Green Maple Portfolio

In the fourth quarter of 2014, the company committed to construct five solar power facilities, (the “Green Maple Portfolio”). During 2015, contracts were executed to construct an additional four solar power facilities. As of March 31, 2016, seven of the nine Green Maple Portfolio facilities are operational and generating power. The remaining cost to complete all nine locations under their respective EPC Contracts is approximately $2,842,000. While two facilities are still under construction as of March 31, 2016, both should start generating power in the second quarter of 2016.

The company entered into separate loan agreements for each of the seven facilities currently operational with the Vermont Economic Development Authority (“VEDA”) for a total loan commitment of approximately $5,187,000, of which approximately $840,000 is undrawn as of March 31, 2016.

A brief summary of each project is as follows:

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

5.	Novus Royalton Solar – Constructed in Royalton, Vermont, this 686 kW DC system has SSAs in place with various municipal entities to purchase 100% of the energy generated by the system for 20 years
6.	Proctor GLC Solar LLC - Constructed in Proctor, Vermont, this 708.75 kW DC system has SSAs in place with a municipal entities to purchase 100% of the energy generated by the system for 20 years
7.

Hartford Solarfield LLC - Constructed in Hartford, Vermont on the town landfill, this 748.44 kW DC system has an SSA in place with a municipal entities to purchase 100% of the energy generated by the system for 20 years

8.

46 Precision Drive LLC – Currently being constructed in North Springfield, Vermont, this 748.44 kW DC system has an SSA in place with a municipal entities to purchase 100% of the energy generated by the system for 20 years.

9.	City Garden Solar LLC – Currently being constructed in Rutland, Vermont, this 1.0 MW DC system has a PPA with Green Mountain Power, an investment grade utility, to sell 100% of the power generated over a 25 year period.

 Magnolia Sun Portfolio

The company owns four solar facilities in Tennessee, with a total generation capacity of 3.0 MW. The four assets which are owned within the Magnolia Sun Portfolio (named “Powerhouse One”), consist of commercial grade, ground mounted solar systems located on leased property within a five mile radius in Fayetteville, Tennessee. Electricity produced by the portfolio is sold under long term PPAs with two investment grade counterparties; the Tennessee Valley Authority and Fayetteville Public Utilities. The PPAs have an average remaining contract life of approximately 16 years.

On January 19, 2016, the company acquired an additional 721,828 kW of operating solar power facilities located on three sites in the states of California and Massachusetts, for a total purchase price of approximately $250,000 (the “CaMa Solar Portfolio”). The largest off-taker is Santa Cruz City Schools, rated Aa2, followed by Petaluma City Schools of Sonoma County, rated A2, which are both based in California. The third off-taker is the WGBH Educational Foundation, a non-profit, which has a rating of Aaa on its revenue bonds and is located in Boston, MA.

On March 24, 2016, the company acquired eleven solar facilities in Tennessee, with a total generation capacity of 1.75 MW, for a total purchase price of approximately $3,100,000 (named “SolaVerde”). Included in the Magnolia Sun Portfolio, SolaVerde consists of ground and roof mounted solar systems located on leased property near Fayetteville Sneedville and Tazewell, Tennessee. Electricity produced by the portfolio is sold under long term PPAs with the Tennessee Valley Authority, an investment grade utility and two North Carolina municipal entities. The PPAs have an average remaining contract life of approximately 16.5 years.

Canadian Northern Lights Portfolio

The company acquired a portfolio in November 2014, of forty- five (45) rooftop solar photovoltaic systems (the “Canadian Northern Lights Portfolio”). The assets are located within a 60 mile radius of Toronto, Ontario, Canada and comprise approximately 275 kilowatts of generation capacity. In November 2015, the company acquired an additional thirty-five (35) residential, rooftop photovoltaic systems in the province of Ontario, Canada comprising an additional 306.4 kilowatts of generation capacity. As part of both acquisitions, the individual local distribution company and Ontario Power Authority (“OPA”) contracts were transferred from the seller to Canadian Northern Lights Corp, a wholly owned, indirect subsidiary of the company.

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

Six States Solar Portfolio

The company currently leases 6.233 MW of operating solar power facilities located on 23 sites in the states of Arizona, California, Colorado, Connecticut, Florida and Indiana under a master lease agreement. During the term of the lease, which is approximately 18 years, there is the potential for the company to purchase these assets directly upon agreement and consent of the parties. With over 82% of the contracted revenues from investment grade counterparties, the average remaining life of the PPA is approximately 18 years.

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

Greenbacker Residential Solar Portfolio

In March 2016, the company made an initial $50,000 investment in the Greenbacker Residential Solar Portfolio to fund due diligence expenses related to the potential acquisition of the large residential solar asset portfolio. Subject to successful completion of due diligence and negotiation of a purchase and sale agreement, the company would expect to announce a new residential solar investment in the second or third quarter of 2016.

With the inclusion of owned, leased and “under construction” assets, the company operates approximately 40 MW of operating solar power facilities throughout the United States and Canada as of March 31, 2016.

Greenbacker Wind Portfolio

The company owns a total of 10.0 MW of operating wind power facilities, using four 1.7 MW and two 1.6 MW General Electric wind turbines, located in Teton County, Montana (the “Greenbacker Wind Portfolio”). The project sells power directly to the local public utility, NorthWestern Energy, an investment grade rated utility.

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

Energy Efficiency Loans and Leases

The company maintains three capital leases with AEC-LEDF, LLC related to the ownership of energy efficient lighting fixtures in three commercial locations in Puerto Rico, United States. The combined value of capital leases as of March 31, 2016 is approximately $540,000. The lease period under each of the master lease agreements correspond with underlying equipment service agreements between LED Funding LLC, the seller of the equipment to GREC Energy Efficiency Portfolio, and the owners of the commercial locations.  The equipment service agreement terms range from seven to ten years. At the end of each of the lease terms, ownership of the fixtures is retained by the owners of the commercial locations.

In September 2015, the company entered into a secured loan agreement with Renew AEC One, LLC to fund the installation and purchase of energy efficiency lighting in a warehouse in Pennsylvania. The loan, which is valued at approximately $919,000 as of March 31, 2016, bears an interest rate of 10.25% per annum. The principal is amortized over ten years ending in February 2025.

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of March 31,2016, all loans were considered current per their terms.

Investment Summary

The following table presents the purchases of new or existing investments for the three months ended March 31, 2016 and March 31, 2015:

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Alternative Energy - Solar
Canadian Northern Lights Portfolio	—	10,000
East to West Solar Portfolio	50,000	10,600,000
Green Maple Portfolio	2,000,000	1,200,000
Magnolia Sun Portfolio	3,100,000	—
Greenbacker Residential Solar Portfolio	50,000
Total	$5,200,000	$11,810,000

The composition of the company’s investments as of March 31, 2016, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar
Sunny Mountain Portfolio	$920,000	$1,442,796	2.6%
East to West Solar Portfolio	19,815,000	20,171,888	36.0
Green Maple Portfolio	11,500,000	9,889,579	17.6
Magnolia Sun Portfolio	10,650,000	11,388,075	20.3
Canadian Northern Lights Portfolio	1,603,136	1,819,673	3.3
Six States Solar Portfolio	2,300,000	2,564,053	4.6
Greenbacker Residential Solar Portfolio	50,000	50,000	0.1
Alternative Energy - Wind
Greenbacker Wind Portfolio	6,750,000	7,007,096	12.5
Energy Efficiency Secured Loans
GREC Energy Efficiency LLC Portfolio	681,129	733,488	1.3
Renew AEC One, LLC	918,871	918,871	1.7
Total	$55,188,136	$55,985,519	100.0%

The composition of the company’s investments as of December 31, 2015, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar
Sunny Mountain Portfolio	$920,000	$1,329,803	2.6%
Canadian Northern Lights Portfolio	1,603,136	1,562,967	3.0
East to West Solar Portfolio	19,765,000	20,005,027	38.9
Green Maple Portfolio	9,500,000	9,577,290	18.6
Magnolia Sun Portfolio	7,550,000	7,542,723	14.7
Six States Solar Portfolio	2,300,000	2,685,597	5.2
Alternative Energy - Wind
Greenbacker Wind Portfolio	6,750,000	7,093,750	13.8
Energy Efficiency Secured Loans
GREC Energy Efficiency LLC Portfolio	451,705	474,114	0.9
LED Funding – Universidad Project	97,787	97,787	0.2
Renew AEC One, LLC	1,085,508	1,085,508	2.1
Total	$50,023,136	$51,454,566	100.0%

The composition of the company’s investments as of March 31, 2016 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Alternative Energy - Solar	$46,838,136	$47,326,064	84.5%
Alternative Energy - Wind	6,750,000	7,007,096	12.5
Energy Efficiency – Lighting Replacement	1,600,000	1,652,359	3.0
Total	$55,188,136	$55,985,519	100.0%

The composition of the company’s investments as of December 31, 2015 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$41,638,136	$42,703,407	83.0%
Alternative Energy - Wind	6,750,000	7,093,750	13.8
Energy Efficiency – Lighting Replacement	1,635,000	1,657,409	3.2
Total	$50,023,136	$51,454,566	100.0%

Results of Operations

A discussion of the results of operations for the quarters ending March 31, 2016 and 2015 are as follows:

Revenues. Dividend income for the three months ended March 31, 2016 and March 31, 2015 totaled $646,985 and $57,500, respectively, while interest income earned on our cash and cash equivalents amounted to $9,581 and $715, respectively.

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

Expenses. For the three months ended March 31, 2016, the company incurred $677,777 in operating expenses, including the management fees earned by the advisor. Since January 1, 2015, the advisor elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period. Since average annual expenses were less than 5% for the three months ended March 31, 2016, the company recorded a net $178,890 payable to the advisor as reimbursement for assumption of past operating expenses. Thus, total expenses, net of expense waiver and reimbursement, for the three months ended March 31, 2106 was $856,667.

For the three months ended March 31, 2015, the company incurred $241,727 in operating expenses including the management fees earned by the advisor. While the advisor has assumed responsibility for all of the company’s operating expenses under the expense reimbursement agreement above the Maximum Rate. For the three months ended March 31, 2015, the advisor elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period, (reduced the maximum rates), which amounted to an expense reimbursement of $65,029.

For the three months ended March 31, 2016 and March 31, 2015, the advisor earned $330,715 and $62,283, respectively, in management fees. While there were no incentive allocations earned to date by the advisor, the consolidated financial statements reflect a $126,809 decrease in incentive allocation for the three months ended March 31, 2016 and a $77,099 incentive allocation for the three months ended March 31, 2015, based upon net unrealized gains.

For the three months ended March 31, 2016, Greenbacker Administration LLC invoiced the company $24,024 for expenses, at cost, for services related to asset management and accounting services related to the company’s investments.

Lastly, an increase in deferred tax benefits from operations in the amount of $280,665 was offset by franchise tax expense on various solar facilities of $57,432. Thus, the net investment income for the quarter was $23,132 or less than $0.01 per share.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments and Translation of Assets and Liabilities Denominated in Foreign Currencies. Net realized and unrealized gains and losses from our investments and net realized and unrealized foreign currency gains and losses on translation of assets and liabilities denominated in foreign currencies are reported separately on the consolidated statements of operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. While we recognized no realized gains or losses for the three months ended March 31, 2016 and March 31, 2015, a net change in unrealized depreciation of $634,047 and unrealized appreciation of $385,490, respectively, was recorded of which $533,730 of unrealized depreciation and $484,332 of unrealized appreciation, related to change in value of investments and $100,317 and $98,842 of unrealized depreciation, respectively, related to change in value based upon changes in foreign currency exchange rates.

Changes in Net Assets from Operations. For the three months ended March 31, 2016 and March 31, 2015, we recorded a net increase in net assets resulting from operations of $1,274,420 and $267,007, respectively.

Changes in Net Assets, Net Asset Value and Offering Prices. Based on the net asset value for the quarter ended December 31, 2015, the offering price of our shares has changed effective February 5, 2016. Effective as of that date, the company commenced selling shares on a continuous basis at a price of $10.048 per Class A share, $9.621 per Class C share and $9.230 per Class I share. Based on the net asset value for the quarter ended March 31, 2016, the offering price of our shares has changed effective May 6, 2016. Effective as of that date, the company commenced selling shares on a continuous basis at a price of $10.068 per Class A share, $9.640 per Class C share, and $9.9248 per Class I share.

Liquidity and Capital Resources

As of March 31, 2016 and December 31, 2015, we had $20,771,564 and $5,889,030 in cash and cash equivalents, respectively. We use our cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

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

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $10,167,000 and $4,310,000 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West Solar and Green Maple Portfolios, respectively, as of March 31, 2016. The company and GREC provided an unsecured guarantee on the repayment of these loans.

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

As of March 31, 2016, Williamstown Old Town Road LLC, Novus Royalton LLC, GLC Chester Community Solar LLC, Charter Hill Solar LLC., Pittsford GLC Solar LLC, Hartford Solarfield LLC, and Proctor GLC Solar LLC, all indirect, wholly owned subsidiaries included in the Green Maple Portfolio, individually entered in loan agreements with the VEDA to borrow approximately $5,150,000. As of March 31, 2016, the unfunded amount of the VEDA loans amounted to approximately $840,000. The terms of all the loans include 1) a term of one hundred and forty seven (147) months with principal repayments commencing in the fourth month; and 2) interest thereon at a variable rate, tied to VEDAs prime rate (2.25% as of March 31, 2016). While the individual subsidiaries of Green Maple LLC have pledged all their assets as collateral, Green Maple LLC, GREC and the company have individually provided an unsecured guaranty on these loans.

As part of the acquisition of Fairfield Wind Manager LLC (“FWM LLC”) by Greenbacker Wind LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for approximately $12,193,000 in outstanding notes payable collateralized by wind assets held by Fairfield Wind Owner, LLC (“FWO LLC”), an entity which FWM LLC owns 50.01%. The loan earns interest at a variable base rate plus the applicable margin (3.62% as of March 31, 2016), as such terms are defined in the financing agreement.

Since the company maintains operating control over this entity, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries.

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 5.34% as of March 31, 2016.

The following table summarizes the notes payable balances of the company’s operating entities as of March 31, 2016, in addition to committed but undrawn funds on notes payable:

	Interest Rates
	Range	Weighted Average	Maturity Dates	March 31, 2016
Fixed rate notes payable	5.50% - 6.25%	6.01%	02/10/2018 - 03/31/2021	$10,167,000
Floating rate notes payable	2.25% – 5.86%	4.92%	06/02/2021- 05/12/2028	17,342,000
				$27,509,000

The principal payments due on the notes payable for each of the next five years ending December 31 and thereafter, including amounts expected to be draw down on existing commitments, are as follows:

Year ending December 31:	Principal Payments
2016	$1,088,000
2017	1,549,000
2018	2,650,000
2019	1,587,000
2020	1,662,000
Thereafter	18,973,000
$27,509,000

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

Hedging Activities

We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into derivatives (including swaps) or other financial products in an attempt to hedge our interest rate risk. In connection with the FWO LLC note payable, FWO LLC entered into two interest rate swap agreements with a total notional amount of $12,411,801 to swap the floating rate interest payments under the note payable agreement for corresponding fixed payments. The swap agreements have an effective interest rate of 2.86% and 5.075%, respectively, and an outstanding total notional balance that matches the principal of the loan agreement. The value of the swap agreements as of March 31, 2016 was a total liability in the amount of $2,538,758. FWO LLC did not designate the derivative as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense.

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more subadvisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any subadvisor to ensure that material information discussed by management of any subadvisor is communicated to our board of directors, as appropriate. If GCM retains any subadvisor, our advisor will pay such subadvisor a portion of the fees that it receives from us. We will not pay any additional fees to a subadvisor. While our advisor will oversee the performance of any subadvisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any subadvisor. As of March 31, 2016, no subadvisors have been retained by GCM.

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

Administration Agreement - Greenbacker Administration LLC, a Delaware limited liability company and an affiliate of our advisor, will serve as our Administrator. As of March 31, 2016, Greenbacker Administration LLC has delegated certain of its administrative functions to US Bancorp Financial Services LLC. Greenbacker Administration LLC may enter into similar arrangements with other third party administrators, including with respect to cash management and fund accounting services. In the future, Greenbacker Administration LLC may perform certain asset management and oversight services, as well as asset accounting and administrative services, for the company. It is anticipated, however, that Greenbacker Administration LLC will delegate such administrative functions to third parties in order to recognize certain operational efficiencies for the benefit of the company.

Green Maple Solar Portfolio – Pursuant to separate engineering, procurement and construction contracts (“EPC Contract”), the company, subject to certain conditions, committed to construct nine solar power facilities that comprise the Green Maple Portfolio as of March 31, 2016. While the remaining costs to complete all nine locations under the individual EPC Contracts is approximately $2,842,000, the company has firm loan commitments in place to fund approximately $828,000 of this amount as of March 31, 2016.

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Pursuant to various loan agreements between operating subsidiaries of the East to West Solar portfolio and various financial institutions, East to West Solar LLC, a wholly owned subsidiary of GREC, has pledged all of its solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2021. In addition, East to West Solar LLC, GREC and the company have provided an unsecured guaranty on approximately $10,167,000 of term loans as of March 31, 2016.

Pursuant to various loan agreements between operating subsidiaries of the Green Maple portfolio and VEDA, Green Maple LLC, a wholly owned subsidiary of GREC, has pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2027. In addition, Green Maple LLC, GREC and the company have provided an unsecured guaranty on the outstanding principal of term loans, which is approximately $4,310,000 as of March 31, 2016.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the LLC’s annual report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1*	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2*	Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated October 9, 2013 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3*	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4*	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

24.1*	Power of attorney

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 13, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2016	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: May 13, 2016	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC

