Form 10-K/A
period 2015-12-31
Greenbacker Renewable Energy Co LLC
filed 2016-06-22
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2015 of Greenbacker Renewable Energy Company LLC (the “Company”), which was filed with the Securities and Exchange Commission on March 10, 2016 (the “Original Filing”), to amend and enhance the disclosure in the Original Filing regarding the following matters:

•	The Company’s continuous public offering of shares pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01);
•	The current transactions in the Company’s portfolio of investments;
•	Certain risk factors;
•	The Company’s counterparty credit underwriting process;
•	Sources of revenue growth;
•	The net change in unrealized appreciation;
•	Sources of distributions and liquidity analysis;
•	Share values;
•	The tax basis components of distributions paid;
•	Operating loss and tax credit carryforwards;
•	Tax rate reconciliation; and
•	The Company’s net investment income ratio.

This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing or modify or update in any way the financial statements or, except as described above, the disclosures made in the Original Filing.

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

Pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01), the company is offering up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 pursuant to the distribution reinvestment plan, on a “best efforts” basis through SC Distributors, LLC, the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The dealer manager coordinates the distribution of our shares, manages our relationships with participating broker-dealers and provides assistance in connection with compliance matters relating to the marketing of our offering. The dealer manager provides only the foregoing distribution-related services to us, and does so pursuant to the dealer manager agreement in place. The dealer manager exercises no control or influence over our investment, asset management or accounting functions or any other aspect of our management or operations. For the avoidance of doubt, the dealer manager owns no equity interests in our advisor.

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

The table below sets forth the company’s investments in alternative energy generation portfolios as of December 31, 2015.

	Date(s)	Industry	Location(s)	Form of Investment	Cost ***/ Principal Amount*	Assets	Generation Capacity (MW)*

East to West Solar Portfolio**	January 2015, April 2015 and December 2015	Alternative Energy – Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$19,765,000	Ground and roof mounted solar systems; operating solar photovoltaic systems	19.460

Magnolia Sun Portfolio	August 2015 and January 2016	Alternative Energy – Solar	California, Massachusetts and Tennessee	100% equity ownership	$7,550,000	Commercial grade ground mounted solar systems	5.366

Green Maple Portfolio	Fourth quarter 2014 and Fourth quarter 2015	Alternative Energy – Solar	Vermont	100% equity ownership	$9,500,000	DC solar power systems	7.393

Canadian Northern Lights Portfolio	October 2014 and November 2015	Alternative Energy – Solar	Ontario, Canada	100% equity ownership	$1,603,136	Rooftop solar photovoltaic systems	0.570

Six States Solar Portfolio	December 2015	Alternative Energy – Solar	Arizona, California, Colorado, Connecticut, Florida and Indiana	100% equity ownership	$2,300,000	Ground and roof mounted solar systems	6.233

Greenbacker Wind Portfolio	December 2015	Alternative Energy – Wind	Montana	100% equity ownership	$6,750,000	Operating wind power facilities	10

Renew AEC One LLC	Fourth quarter 2015	Energy Efficiency – Lighting Replacement	Pennsylvania	100% equity ownership	$1,085,508	Energy efficiency LED lighting	N/A

GREC Energy Efficiency LLC	Third quarter 2015	Energy Efficiency – Lighting Replacement	Puerto Rico	Secured loans	$549,492	Energy efficiency LED lighting	N/A

Sunny Mountain Portfolio	Third quarter 2014	Alternative Energy – Solar	Colorado and New York	100% equity ownership	$920,000	Commercial and residential ground and roof mounted solar photovoltaic systems	0.860

* Approximate.

** Includes Gainesville Solar and NC Tar Heel facilities.

*** Does not include assumed project level debt.

The investments described above have allowed us to execute on our early-stage strategy of constructing a portfolio of projects offering predictable power generation characteristics and generally stable income streams. With the addition of a wind power generation project and energy efficiency lighting investments, we have added diversified revenue streams to our seasonal solar generation income, further enhancing the predictability of returns.

The LLC conducts a significant portion of its operations through GREC, of which it is the sole shareholder, holding both shares of common stock and the special preferred stock. We intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01), we are offering on a continuous basis up to $1,500,000,000 in shares of our limited liability company interests, consisting of up to $1,250,000,000 of shares in the primary offering and up to $250,000,000 of shares pursuant to the distribution reinvestment plan. SC Distributors, LLC is the dealer manager for the offering. The company’s offering period, which was scheduled to terminate two years after the initial offering date, or August 8, 2015, was extended through August 8, 2016 by the company’s board of directors on July 30, 2015. After the finalization of the December 31, 2015 net asset value, and effective as of February 5, 2016, the current offering price of the Class A shares is $10.048 per share, the current offering price of the Class C shares is $9.621 per share and the current offering price of the Class I shares is $9.230 per share.

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

Net Asset Value Determinations in Connection with this Continuous Offering

Since commencing operations on April 25, 2014 through November 4, 2015, the company sold shares pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. For the period November 5, 2015 through February 4, 2016, the company sold shares on a continuous basis at a price of $10.024 per Class A share, $9.599 per Class C share and $9.208 per Class I share. As of February 5, 2016, the company began selling shares on a continuous basis at a price of $10.048 per Class A share, $9.621 per Class C share and $9.230 per Class I share.

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

GCM was formed in August 2012 and has limited operating history. Furthermore, our advisor has limited experience as a manager to a public company, or a company focused on renewable energy and energy efficiency and sustainable development project investments and has no experience complying with regulatory requirements applicable to public companies or managing a portfolio of assets under guidelines designed to allow us to be exempt from registration under the Investment Company Act, which may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. To the extent any such investment opportunities constitute “investment securities” (as defined in “Risks Related to Our Business and Structure—Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.”), we may forego such opportunities to comply with the 40% test under Section 3(a)(1)(C) of the Investment Company Act. In addition, we may also forego opportunities that do not qualify as the eligible loans and receivables of the type specified in Section 3(c)(5)(A) and (B) of the Investment Company Act. If we become obligated to register the company or any of its subsidiaries as an investment company, the registered entity would be required to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things: limitations on capital structure; restrictions on specified investments; prohibitions on transactions with affiliates; and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

The company’s Class A, Class C and Class I shares are not listed or traded on any recognized securities exchange. Since the initial closing and through November 4, 2015, the company sold shares pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. For the period from November 5, 2015 through February 4, 2016, the company has been selling shares on a continuous basis at a price of $10.024 per Class A share, $9.599 per Class C share and $9.208 per Class I share. As of February 5, 2016, the company began selling shares on a continuous basis at a price of $10.048 per Class A share, $9.621 per Class C share and $9.230 per Class I share.

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

We employ a rigorous credit underwriting process for each of our contractual counterparties that involves (i) identification of high credit quality counterparties with appropriate bonding and insurance capacity; (ii) where available, the review of counterparty financial statements and/or publicly available credit rating reports (iii) worst-case analysis testing of assets; and (iii) ongoing monitoring of acquired assets and counterparty creditworthiness, including monitoring public credit ratings reports issued by Moody’s and Standard and Poor’s and reporting the percentage of our projected contracted revenues expected to come from “Investment Grade” off-takers in our quarterly portfolio update.

Our power purchase agreements, when structured with utilities and other large commercial users of electricity, are generally long-term in nature with all electricity generated by the project purchased at a rate established pursuant to a formula set by the contract. The formula is often dependent upon the type of subsidies, if any, offered by the local and state governments for project development. Although we focus on projects with long-term contracts that ensure price certainty, we also look for projects with shorter term arrangements that will allow us, through these projects, to participate in market rate changes which may lead to higher current income.

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

Pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01), we are offering on a continuous basis up to $1,500,000,000 in shares of our limited liability company interests, consisting of up to $1,250,000,000 of shares in the Primary Offering and up to $250,000,000 of shares pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the Offering. The company’s offering period which was scheduled to terminate two years after the initial offering date, or August 8, 2015, was extended through August 8, 2016 by the company’s board of directors on July 30, 2015. After the finalization of the December 31, 2015 net asset value, and effective as of February 5, 2016, the current offering price of the Class A shares is $10.048 per share, the current offering price of the Class C shares is $9.621 per share and the current offering price of the Class I shares is $9.230 per share.

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

The increase in dividend income was primarily attributable to the acquisition of renewable energy projects throughout 2015 along with the inclusion of a full year of dividends from investments made in 2014. As new projects were purchased by the Company, the volume of overall electricity generated by our project investments increased, which increased net income available for distribution to the Company.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments and Translation of Assets and Liabilities Denominated in Foreign Currencies. Net realized and unrealized gains and losses from our investments and net realized and unrealized foreign currency gains and losses on translation of assets and liabilities denominated in foreign currencies are reported separately on the consolidated statement of operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. While we recognized no realized gains or losses for the year ended December 31, 2015, a net change in unrealized appreciation of $1,382,065 was recorded of which $1,578,967 related to change in value of investments and ($196,902) related to change in value based upon changes in foreign currency exchange rates. The net change in unrealized appreciation on investments is primarily attributable to the acquisition of investments where the fair value of the investment purchased was in excess of the cost to acquire the investment. While we recognized no realized gains or losses for the period from Commencement of Operations (April 25, 2014) through December 31, 2014, a net change in unrealized appreciation of $49,365 was recorded during the period of which $81,012 related to change in value of investments and ($31,647) related to change in value based upon changes in foreign currency exchange rates.

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

The Company is building its asset base by purchasing individual operating assets or portfolios of operating assets as gross offering proceeds are raised and cash becomes available. When the Company’s net assets reach a minimum of approximately $150 million and are fully invested in operating assets, we would expect all distributions to be funded from net investment income. We expect distributions to continue at the current level once we achieve this minimum and we do not anticipate significant changes in the level of distributions in future periods.

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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	43

Audited Consolidated Financial Statements:

Consolidated Statements of Assets and Liabilities as of December 31, 2015 and 2014	44
Consolidated Statements of Operations for the year ended December 31, 2015 and for the period from April 25, 2014 (Commencement of Operations) to December 31, 2014	45
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2015 and 2014	46
Consolidated Statements of Cash Flows for the year ended December 31, 2015 and for the period from April 25, 2014 (Commencement of Operations) to December 31, 2014	47
Consolidated Schedules of Investments as of December 31, 2015 and 2014	48
Notes to Consolidated Financial Statements	50

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

As of December 31, 2015, the company has made solar and wind investments in seven portfolios, six domiciled in the United States and one in Canada, as well as certain energy efficiency secured loans and leases in the United States (See Note 3). As of December 31, 2014, the company had made solar investments in three portfolios, two domiciled in the United States and one in Canada.

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

Updated Footnote Disclosure

Certain footnote disclosures have been updated to enhance information presented including the value of shares sold and shares issues in the reinvestment of distribution, per class and certain disclosures regarding the amount and expiration dates of operating loss and tax credit carryforwards. The impact of these additional disclosures is not material to the previously issued financial statements as of December 31, 2015 and 2014.

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

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the year ended December 31, 2015 and 2014 is as follows:

	Class A	Class C	Class I	Total
For the year ended December 31, 2015:
Proceeds from Shares Sold	$38,391,839	$1,413,670	$8,871,732	$48,677,241
Proceeds from Shares Issued through Reinvestment of Distributions	$783,459	$61,957	$147,858	$993,274
For the year ended December 31, 2014:
Proceeds from Shares Sold	$9,815,285	$763,425	$482,548	$11,061,258
Proceeds from Shares Issued through Reinvestment of Distributions	$77,027	$3,407	$634	$81,068

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

All distributions paid in the years ended December 31, 2015 and 2014 have been reported as a return of capital to shareholders.

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

As of December 31, 2015, the company has federal and state income tax net operating loss (“NOL”) and investment tax credit (“ITC”) carryforwards of $5,356,669 and $3,345,092, respectively, which will expire on various dates through 2035 as follows:

Expires Year Ending	NOL	ITC
December 31,	Amount	Amount

2034	$161,963	-
2035	$5,194,669	$3,345,092

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

	For the year ended December 31, 2015	For the period from Commencement of Operations (April 25, 2014) through December 31, 2014
Per share data attributed to common shares (1):
Net proceeds before offering costs (2)	$—	$9.17
Offering costs	—	(0.59)
Net proceeds after offering costs	—	8.58
Net Asset Value at beginning of period	8.50	—
Net investment income (loss) and realized loss on foreign currency translation (7)	0.22	(0.38)
Net unrealized appreciation / (depreciation) on investments	0.47	0.16
Change in translation of assets and liabilities denominated in foreign currencies	(0.06)	(0.06)
Change in benefit from deferred taxes on unrealized appreciation on investments	0.04	—
Net increase (decrease) in net assets resulting from operations	0.67	(0.28)
Shareholder distributions	(0.60)	(0.28)
Capital contribution from advisor	—	0.38
Other (6)	(0.03)	0.10
Net increase (decrease) in members’ equity attributed to common shares	0.04	(0.08)
Net asset value for common shares at end of period (3)	$8.54	$8.50
Total return attributed to common shares based on net asset value (4)	7.44%	(5.33)%
Common shareholders’ equity at end of period	$57,401,819	$10,502,809
Common shares outstanding at end of period	6,721,967	1,236,345
Ratio/Supplemental data for common shares (annualized) (4)(5):
Ratio of net investment income (loss) to average net assets	2.63%	(6.60)%
Ratio of operating expenses to average net assets	5.83%	7.89%
Portfolio turnover rate	1.55%	N/A

(1)	The per share data was derived by using the weighted average shares outstanding during the year ended December 31, 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014, which was 3,335,719 and 513,052, respectively.
(2)	Net proceeds before offering costs, from the period from Commencement of Operations (April 25, 2014) through December 31, 2014 is greater than $9.025 since a significant number of shares were sold with less than the maximum commission and dealer manager fee charged.
(3)	Net asset value would have been lower if the advisor had not agreed to waive management fees and reimburse the company for expenses above the Maximum Rates as of December 31, 2014.
(4)	Total return, ratio of net investment income (loss) and ratio of operating expenses to average net assets for the year ended December 31, 2015, prior to the effect of the expense reimbursement agreement were 7.46%, 2.67% and 5.78%, respectively. Total return, ratio of net investment loss and ratio of operating expenses to average net assets for the period ended December 31, 2014, prior to the effect of the expense reimbursement agreement and the management fee waiver were (11.35%), (21.68%) and 22.97%, respectively.

(5)	The company’s ratio of net investment loss to average net assets and ratio of operating expenses to average net assets have been annualized for the period from Commencement of Operations (April 25, 2014) through December 31, 2014 assuming consistent results over a full fiscal year, however, this may not be indicative of a full fiscal year due to the company’s brief period of operations through December 31, 2014.

(6)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and the fact that no offering costs were charged against shares issued prior to the commencement of this offering.

(7)	Does not reflect any incentive fees that may be payable to the Special Unitholder.

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

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K/A for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description of Document

3.1 *	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2 *	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1 *	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2 *	Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated October 9, 2013 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3 *	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4 *	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5 *	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

14.1*	Greenbacker Renewable Energy Company LLC Code of Ethics (Incorporated by reference from Exhibit 14.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on December 9, 2014)

21.1*	List of Subsidiaries (Incorporated by reference from Exhibit 21.1 of the Registrant’s Form 10-K (File No. 333-178786-01) filed on March 10, 2016)

24.1**	Power of attorney (included on the signature page hereto)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2 **	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101*	The following materials from Greenbacker Renewable Energy Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on June 22, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Investments and (vi) Notes to the Consolidated Financial Statements.

*	Filed previously.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 22, 2016	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: June 22, 2016	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Wheeler	Chairman, Chief Executive Officer and Director	June 22, 2016
Charles Wheeler	(Principal Executive Officer)

/s/ Richard C. Butt	Chief Financial Officer, Chief Investment Officer, Chief	June 22, 2016
Richard C. Butt	Compliance Officer and Director
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

/s/ David Sher	Director	June 22, 2016
David Sher

/s/ Kathleen Cuocolo	Director	June 22, 2016
Kathleen Cuocolo

/s/ Robert Herriott	Director	June 22, 2016
Robert Herriott

/s/ David M. Kastin	Director	June 22, 2016
David M. Kastin