Form 10-Q
period 2016-06-30
Greenbacker Renewable Energy Co LLC
filed 2016-08-12
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 8, 2016, the registrant had 11,951,645 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments, at fair value (cost of $82,020,469 and $50,023,136, respectively)	$82,581,848	$51,454,566
Cash and cash equivalents	12,436,986	5,889,030
Interest receivable	13,862	-
Shareholder receivable	171,938	190,725
Due from advisor, net	-	26,636
Deferred tax assets, net of allowance	5,631,526	650,000
Other assets	37,700	77,518
Total assets	$100,873,860	$58,288,475

LIABILITIES
Management fee payable	$150,837	$91,863
Accounts payable and accrued expenses	364,745	327,799
Shareholder distributions payable	270,113	156,985
Directors fees payable	-	23,750
Due to advisor/dealer manager	346,618	-
Payable for repurchases of common stock	735,589	-
Unearned revenue	1,312,935	-
Deferred sales commission payable	189,985	-
Total liabilities	$3,370,822	$600,397

Commitments and contingencies (See Note 2, Note 5 and Note 8)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$-	-
Common stock, par value, $.001 per share, 350,000,000 authorized; 11,224,048 and 6,721,967 shares issued and outstanding, respectively	11,224	6,722
Paid-in capital in excess of par value	95,664,616	57,520,925
Capital contribution from advisor	193,000	193,000
Accumulated deficit	(2,782,401)	(1,591,014)
Accumulated net realized gain on investments	4,578	-
Accumulated unrealized appreciation on investments and foreign currency translation, net of deferred taxes	4,298,829	1,272,186
Total common stockholders’ equity	97,389,846	57,401,819
Special unitholder’s equity	113,192	286,259
Total members’ equity (net assets)	97,503,038	57,688,078
Total liabilities and equity (net assets)	$100,873,860	$58,288,475

Net assets, Class A (shares outstanding of 8,512,969 and 5,420,728, respectively)	$74,013,171	$46,289,968
Net assets, Class C (shares outstanding of 722,499 and 248,456, respectively)	6,087,628	2,121,675
Net assets, Class I (shares outstanding of 1,988,580 and 1,052,783, respectively)	17,289,047	8,990,176
Total common stockholders’ equity	$97,389,846	$57,401,819

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Investment income:
Dividend income	$1,522,713	$632,500	$2,169,698	$690,000
Interest income	122,578	1,146	132,159	1,861
Total investment income	$1,645,291	$633,646	$2,301,857	$691,861

Operating expenses:
Management fee expense	429,063	102,020	759,778	164,303
Audit expense	112,563	56,964	206,047	110,162
General and administration expenses	94,998	64,245	188,103	94,944
Legal expenses	65,769	77,447	132,311	89,578
Directors fees and expenses	24,117	23,501	48,234	46,751
Insurance expense	20,310	22,514	40,619	44,592
Organizational expenses	-	50,073	35,188	75,075
Other expenses	16,475	20,102	30,792	33,188
Operating expenses before expense waiver and reimbursement	763,295	416,866	1,441,072	658,593
Expense reimbursement from advisor	327,150	(117,137)	506,040	(182,166)
Total expenses, net of expense waiver and reimbursement	1,090,445	299,729	1,947,112	476,427
Net investment income before taxes	554,846	333,917	354,745	215,434
Deferred tax benefit	977,234	-	1,257,899	-
Franchise tax expense	(12,431)	-	(69,863)	-
Net investment income	1,519,649	333,917	1,542,781	215,434

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized gain on investments	4,578	-	4,578	-
Net change in unrealized appreciation (depreciation) on investments	(244,944)	(60,884)	(967,054)	411,227
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities denominated in foreign currencies	8,940	14,488	97,003	(72,133)
Change in benefit from deferred taxes on unrealized appreciation on investments	1,838,292	-	3,723,627	-
Net increase in net assets resulting from operations	3,126,515	287,521	4,400,935	554,528
Net increase (decrease) in net assets attributed to special unitholder	46,258	9,280	173,067	(67,819)
Net increase in net assets attributed to common stockholders	$3,172,773	$296,801	$4,574,002	$486,709

Common stock per share information —basic and diluted:
Net investment income	$0.15	$0.14	$0.17	$0.11
Net increase in net assets attributed to common stockholders	$0.31	$0.12	$0.50	$0.25
Weighted average common shares outstanding	10,339,058	2,383,753	9,102,063	1,931,513

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF NET ASSETS

For the six months ended June 30, 2016

(unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Capital contribution from advisor	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments and foreign currency translation, net of deferred taxes	Common stockholders' equity	Special unitholder’s equity	Total members' equity (net assets)
Balances at December 31, 2015	6,721,967	$6,722	$57,520,925	$193,000	$(1,591,014)	$-	$1,272,186	$57,401,819	$286,259	$57,688,078

Proceeds from issuance of common stock, net	4,438,523	4,439	39,983,535	-	-	-	-	39,987,974	-	39,987,974

Issuance of common stock under distribution reinvestment plan	153,537	153	1,392,778	-	-	-	-	1,392,931	-	1,392,931

Repurchases of common stock	(89,979)	(90)	(817,298)	-	-	-	-	(817,388)	-	(817,388)

Offering costs	-	-	(2,415,324)	-	-	-	-	(2,415,324)	-	(2,415,324)

Shareholder distributions	-	-	-	-	(2,734,168)	-	-	(2,734,168)	-	(2,734,168)

Net investment income	-	-	-	-	1,542,781	-	-	1,542,781	-	1,542,781

Net realized gain on investments	-	-	-	-	-	4,578	-	4,578	-	4,578

Net unrealized depreciation on investments	-	-	-	-	-	-	(793,987)	(793,987)	(173,067)	(967,054)

Net change in unrealized appreciation on translation of assets and liabilities denominated in foreign currencies	-	-	-	-	-	-	97,003	97,003	-	97,003

Change in benefit from deferred taxes on unrealized appreciation on investments	-	-	-	-	-	-	3,723,627	3,723,627	-	3,723,627

Balances at June 30, 2016	11,224,048	$11,224	$95,664,616	$193,000	$(2,782,401)	$4,578	$4,298,829	$97,389,846	$113,192	$97,503,038

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

For the six months ended June 30, 2015

(unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Capital contribution from advisor	Accumulated deficit	Accumulated unrealized appreciation (depreciation) on investments and foreign currency translation, net of deferred taxes	Common stockholders' equity	Special unitholder’s equity	Total members' equity (net assets)
Balances at December 31, 2014	1,236,345	$1,236	$10,609,460	$193,000	$(340,406)	$39,519	$10,502,809	$9,846	$10,512,655

Proceeds from issuance of common stock, net	1,712,426	1,713	15,452,990	-	-	-	15,454,703	-	15,454,703

Issuance of common stock under distribution reinvestment plan	29,741	30	268,382	-	-	-	268,412	-	268,412

Offering costs	-	-	(824,008)	-	-	-	(824,008)	-	(824,008)

Shareholder distributions	-	-	-	-	(570,782)	-	(570,782)	-	(570,782)

Net investment loss	-	-	-	-	215,434	-	215,434	-	215,434

Net unrealized appreciation on investments	-	-	-	-	-	343,408	343,408	67,819	411,227

Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	-	-	-	-	-	(72,133)	(72,133)	-	(72,133)

Balances at June 30, 2015	2,978,512	$2,979	$25,506,824	$193,000	$(695,754)	$310,794	$25,317,843	$77,665	$25,395,508

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2016	For the six months ended June 30, 2015

Operating activities:
Net increase (decrease) in net assets from operations	$4,400,935	$554,528
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchase of investments	(32,247,755)	(14,260,000)
Proceeds from principal payments and sales of investments	255,000	-
Net realized gain on investments	(4,578)	-
Net change in unrealized (appreciation) depreciation on investments	967,054	(411,227)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities denominated in foreign currencies	(97,003)	72,133
(Increase) decrease in other assets:
Interest receivable	(13,862)	-
Due from advisor, net	26,636	(21,911)
Deferred tax assets, net of allowance	(4,981,526)	-
Other assets	39,818	(7,714)
Increase (decrease) in other liabilities:
Management fee payable	58,974	23,654
Accounts payable and accrued expenses	36,946	(15,486)
Directors fees payable	(23,750)	-
Unearned revenue	1,312,935	-
Net cash used in operating activities	(30,270,176)	(14,066,023)

Financing activities:
Proceeds from issuance of shares of common stock, net	40,196,747	15,539,477
Distributions paid	(1,228,110)	(263,780)
Offering costs	(2,415,324)	(824,008)
Repurchases of common stock	(81,799)	-
Due to advisor/dealer manager re: Offering costs	346,618	53,132
Proceeds from capital contribution from advisor	-	193,000
Net cash provided by financing activities	36,818,132	14,697,821

Net increase in cash and cash equivalents	6,547,956	631,798
Cash and cash equivalents, beginning of period	5,889,030	7,567,061
Cash and cash equivalents, end of period	$12,436,986	$8,198,859

Supplemental disclosure of cash flow information:
Shareholder distribution payable	$270,113	$69,502
Shareholder distributions reinvested in common stock	$1,392,931	$268,412
Payable for repurchases of common stock	$735,589	$-

Non cash financial activities
Shareholder receivable from sale of common stock	$171,938	$163,416

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2016

(unaudited)

Investments	Industry	Fees	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar				100% Ownership	$884,578	$1,400,245	1.4%
East to West Solar Portfolio	Alternative Energy - Solar				100% Ownership	19,800,000	20,266,527	20.8%
Green Maple Portfolio	Alternative Energy - Solar				100% Ownership	12,600,000	10,234,193	10.4%
Magnolia Sun Portfolio	Alternative Energy - Solar				100% Ownership	10,775,000	11,714,543	12.0%
Six States Solar Portfolio	Alternative Energy - Solar				100% Ownership	2,300,000	2,714,736	2.8%
Greenbacker Residential Solar Portfolio	Alternative Energy - Solar				100% Ownership	50,000	49,614	0.1%
Greenbacker Wind Portfolio	Alternative Energy - Wind				100% Ownership	6,750,000	7,081,465	7.3%
GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement				100% Ownership	531,129	540,318	0.5%
Total Limited Liability Company Member Interests - Not readily marketable: 55.3%						$53,690,707	$54,001,641	55.3%

Energy Efficiency Secured Loans - Not readily marketable
Renew AEC One, LLC	Energy Efficiency - Lighting Replacement		10.25% (b)	2/24/2025	$838,871	838,871	838,871	0.9%
Total Energy Efficiency Secured Loans - Not readily marketable: 0.9%						$838,871	$838,871	0.9%

Secured Loans - Other - Not readily marketable
Greenfield Secured Turbine Loan	Alternative Energy - Wind	(c)	9.50%	12/31/2016	25,887,755	25,887,755	25,887,755	26.6%
Total Secured Loans - Other- Not readily marketable: 26.6%						$25,887,755	$25,887,755	26.6%

Total United States Investments: 82.8%						$80,417,333	$80,728,267	82.8%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar				100% Ownership	1,603,136	1,853,581	1.9%
Total Canadian Investments: 1.9%						$1,603,136	$1,853,581	1.9%

INVESTMENTS: 84.7%						$82,020,469	$82,581,848	84.7%

OTHER ASSETS IN EXCESS OF LIABILITIES: 15.3%							$14,921,190	15.3%

TOTAL NET ASSETS: 100.0%							$97,503,038	100.0%

(a) Percentages are based on net assets of $97,503,038 as of June 30, 2016.

(b) Per the loan agreement, interest commenced on January 24, 2016.

(c) Application and commitment fees of $916,633 are being amortized over the term of the loan.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

Investments	Industry	Interest	Fees (c)	Maturity	Maximum Commitment	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar					100% Ownership	$920,000	$1,329,803	2.3%
East to West Solar Portfolio	Alternative Energy - Solar					100% Ownership	19,765,000	20,005,027	34.7%
Green Maple Portfolio	Alternative Energy - Solar					100% Ownership	9,500,000	9,577,290	16.6%
Magnolia Sun Portfolio	Alternative Energy - Solar					100% Ownership	7,550,000	7,542,723	13.1%
Six States Solar Portfolio	Alternative Energy - Solar					100% Ownership	2,300,000	2,685,597	4.7%
Greenbacker Wind Portfolio	Alternative Energy - Wind					100% Ownership	6,750,000	7,093,750	12.3%
GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement					100% Ownership	451,705	474,114	0.7%
Total Limited Liability Company Member Interests - Not readily marketable: 84.4%							$47,236,705	$48,708,304	84.4%

Energy Efficiency Secured Loans - Not readily marketable
LED Funding – Universidad Project	Energy Efficiency - Lighting Replacement	10.00%	2.00%	12/31/2015	$185,000	$97,787	97,787	97,787	0.2%
Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25%(b)	0.00%	2/24/2025	$1,100,000	$1,085,508	1,085,508	1,085,508	1.9%
Total Energy Efficiency Secured Loans - Not readily marketable: 2.1%							$1,183,295	$1,183,295	2.1%
Total United States Investments:86.5%							$48,420,000	$49,891,599	86.5%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar					100% Ownership	$1,603,136	$1,562,967	2.7%
Total Canadian Investments: 2.7%							$1,603,136	$1,562,967	2.7%

INVESTMENTS: 89.2%							$50,023,136	$51,454,566	89.2%

OTHER ASSETS IN EXCESS OF LIABILITIES: 10.8%								6,233,512	10.8%

TOTAL NET ASSETS: 100.0%								$57,688,078	100.0%

(a) Percentages are based on net assets of $57,688,078 as of December 31, 2015.

(b) Interest commences the earlier of the Operational Date or January 24, 2016.

(c) Commitment fees payable on maturity of the loan.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 (unaudited)

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

Pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01), the company is offering on a continuous basis up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 of shares pursuant to the distribution reinvestment plan, on a “best efforts” basis through SC Distributors, LLC, the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The company is publicly offering three classes of shares, Class A shares, Class C shares and Class I shares, in any combination with a dollar value up to the maximum offering amount. In addition, the company is privately offering two classes of shares, Class P-A shares and Class P-I shares. The share classes have different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted a distribution reinvestment plan pursuant to which a shareholder may elect to have the full amount of cash distributions reinvested in additional shares. The company reserves the right to reallocate the shares offered between Class A, Class C and Class I shares and between its public offering and the distribution reinvestment plan.

Since the initial closing on April 25, 2014 and through November 4, 2015, the company sold shares, pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01), on a continuous basis at a price of $10.00 per Class A share, $9.576 per Class C share and $9.186 per Class I share. For the period from November 5, 2015 through February 4, 2016, the company sold shares on a continuous basis at a price of $10.024 per Class A share, $9.599 per Class C share and $9.208 per Class I share. For the period from February 5, 2016 through May 5, 2016, the company sold shares on a continuous basis at a price of $10.048 per Class A share, $9.621 per Class C share and $9.230 per Class I share. From May 6, 2016 through August 3, 2016, the company sold shares on a continuous basis at a price of $10.068 per Class A share, $9.640 per Class C share, $9.248 per Class I share, $9.589 per Class P-A share and $8.808 per Class P-I share. Since August 4, 2016, the company has been selling shares on a continuous basis at a price of $10.227 per Class A share, $9.791 per Class C share, $9.394 per Class I share, $9.739 per Class P-A share and $8.946 per Class P-I share.

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

An inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross revenue and income, and our flexibility to implement the company’s business plans as well as our ability to diversify the company’s investments and to make distributions could be adversely affected.

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

As of June 30, 2016, the company has made solar, wind and energy efficiency investments in nine portfolios, eight domiciled in the United States and one in Canada, as well as one energy efficiency secured loan and one loan secured by wind turbines in the United States (See Note 3). As of December 31, 2015, the company had made solar and wind investments in seven portfolios, six domiciled in the United States and one in Canada, as well as certain energy efficiency secured loans and leases in the United States.

Note 2. Significant Accounting Policies

Basis of Presentation

The company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Actual results could differ from those estimates, assumptions, and judgments. Significant items subject to such estimates will include determining the fair value of investments, revenue recognition, income tax uncertainties, and other contingencies. The consolidated financial statements of the company include the accounts of the LLC and its consolidated subsidiary, GREC. All intercompany accounts and transactions have been eliminated.

The company’s consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). In accordance with this specialized accounting guidance, the company recognizes and carries all of its investments at fair value with changes in fair value recognized in earnings. Additionally, the company will not apply the consolidation or equity method of accounting to its investments. The company carries its liabilities at amounts payable, net of unamortized premiums or discounts. The company does not currently plan to elect to carry its non-investment liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.

The financial information associated with the June 30, 2016 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The June 30, 2016 financial information has not been audited by the independent registered public accounting firm and they do not express an opinion thereon.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of June 30, 2016 and December 31, 2015.

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

Valuation of Investments at Fair Value

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements) (“ASC Topic 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value. The company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of the investments.

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

For investments for which quoted market prices are not available, which will comprise most of our investment portfolio, fair value will be estimated by using the income or market approach. The income approach is based on the assumption that value is created by the expectation of future benefits discounted to a current value and the fair value estimate is the amount an investor would be willing to pay to receive those future benefits. The market approach compares recent comparable transactions to the investment. Adjustments are made for any dissimilarity between the comparable transactions and the investments. These valuation methodologies involve a significant degree of judgment on the part of our advisor.

In determining the appropriate fair value of an investment using these approaches, the most significant information and assumptions may include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the investment’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, the principal market and enterprise values, environmental factors, among other factors.

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

Earnings (Loss) per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common stockholders per share for the three and six months ended June 30, 2016 and June 30, 2015:

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Basic and diluted
Net increase in net assets attributed to common stockholders	$3,172,773	$296,801	$4,574,002	$486,709
Weighted average common shares outstanding	10,339,058	2,383,753	9,102,063	1,931,513
Net increase in net assets attributed to common stockholders per share	$0.31	$0.12	$0. 50	$0.25

Revenue Recognition

Interest income is recorded on an accrual basis to the extent the company expects to collect such amounts. Interest receivable on loans and debt securities is not accrued for accounting purposes if there is reason to doubt an ability to collect such interest. Original issue discounts, market discounts or market premiums are accreted or amortized using the effective interest method as interest income. Prepayment premiums on loans and debt securities are recorded as interest income when received. Any application, origination or other fees earned by the company in arranging or issuing debt are amortized over the expected term of the loan.

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

Payment-in-Kind Interest

For loans and debt securities with contractual payment-in-kind (“PIK”) interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible.

Distribution Policy

Distributions to members, if any, will be authorized and declared by our board of directors quarterly in advance and paid on a monthly basis. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our board of directors. Distributions will be made on all classes of shares at the same time. The cash distributions with respect to the Class C shares will be lower than the cash distributions with respect the company’s other publicly offered share classes because of the distribution fee associated with the Class C shares, which is allocated specifically to Class C net assets. Amounts distributed to each class is allocated amongst the holders of the shares in such class in proportion to their shares. Distributions declared by our board of directors are recognized as distribution liabilities on the ex-dividend date.

Organization and Offering Costs

Organization and offering costs (“O&O costs”), other than sales commissions and the dealer manager fee, are initially being paid by our advisor and/or dealer manager on behalf of the company. These O&O costs include all costs to be paid by the company in connection with its formation and the offering of its shares pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01), including legal, accounting, printing, mailing and filing fees, charges of the company’s escrow holder, transfer agent fees, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the offering and marketing process, and preparing supplemental sales materials, holding educational conferences, and attending retail seminars conducted by broker-dealers. While the total O&O costs shall be reasonable and shall in no event exceed an amount equal to 15% of the gross proceeds of this offering and the distribution reinvestment plan, the company is currently targeting no more than 4.0% of the gross proceeds for O&O costs other than sales commissions and dealer manager fees. The company anticipates that it will be obligated to reimburse our advisor for O&O costs that it may incur on behalf of the company, in accordance with the advisory agreement, but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the company to exceed 15% of gross offering proceeds as of the date of reimbursement.

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

As of June 30, 2016 and December 31, 2015, the advisor and the dealer manager incurred approximately $6,841,000 and $5,913,000, respectively, of O&O costs on behalf of the company of which approximately $5,760,000 and $3,577,000 had been reimbursed to the advisor and the dealer manager as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the company owed the advisor and the dealer manager approximately $347,000. The remaining difference between amount incurred and amount paid or payable, or approximately $734,000, is a contingent liability of the company subject to payment only upon adequate gross offering proceeds being raised during our continuous offering. The O&O costs include $1,250,000 for formation services due to an affiliate of the advisor of which $250,000 was included in O&O costs at June 30, 2016 and December 31, 2015, respectively, but is not payable until the completion of the public offering.

Debt Issuance Costs

Debt issuance costs related to debt liabilities incurred by the company, GREC or any wholly-owned, holding company formed specifically to be a credit agreement counterparty are presented on the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability.

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive distribution will be earned by an affiliate of our advisor on realized gains from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive distribution, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the company will include unrealized gains in the calculation of the capital gains incentive distribution expense and related capital gains incentive fee payable. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are actually realized. Thus on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period. As of June 30, 2016 and December 31, 2015, a capital gains incentive distribution allocation in the amount of $113,192 and $286,259, respectively, was recorded based primarily upon unrealized gains.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. Prior to June 30, 2016, the company did not record a liability at time of the sale for expected deferred sales commissions. As of June 30, 2016, the company has recorded a liability for deferred sales commissions in the amount of $189,985.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Derivative Instruments

The company may utilize interest rate swaps to modify interest rate characteristics of certain liabilities to manage its exposure to interest rate fluctuations. Changes in the fair value of the interest rate swaps during the period are recognized in the accompanying consolidated statements of operations where the company, GREC or any wholly-owned, holding company formed specifically to be a credit agreement counterparty is the counterparty and in the change in fair value of investments if a subsidiary of the company is the counterparty.

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

The company assessed its tax positions for all open tax years as of June 30, 2016 for all U.S. federal and state tax jurisdictions for the years 2012 through 2015. The results of this assessment are included in the company’s tax provision and deferred tax assets as of June 30, 2016.

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

Updated Footnote Disclosure

Certain footnote disclosures have been updated to enhance information presented pertaining to the value of shares sold and shares issued through the reinvestment of distributions. The impact of these additional disclosures is not material to the previously issued consolidated financial statements as of and for the three and six months ended June 30, 2015.

Note 3. Investments

The composition of the company’s investments as of June 30, 2016, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar:
Sunny Mountain Portfolio	$884,578	$1,400,245	1.7%
East to West Solar Portfolio	19,800,000	20,266,527	24.5
Green Maple Portfolio	12,600,000	10,234,193	12.4
Magnolia Sun Portfolio	10,775,000	11,714,543	14.2
Canadian Northern Lights Portfolio	1,603,136	1,853,581	2.2
Six States Solar Portfolio	2,300,000	2,714,736	3.3
Greenbacker Residential Solar Portfolio	50,000	49,614	0.1
Subtotal	$48,012,714	$48,233,439	58.4%
Alternative Energy - Wind:
Greenbacker Wind Portfolio	$6,750,000	$7,081,465	8.6%
Subtotal	$6,750,000	$7,081,465	8.6%
Energy Efficiency:
GREC Energy Efficiency LLC Portfolio	$531,129	$540,318	0.7%
Renew AEC One, LLC	838,871	838,871	1.0
Subtotal	$1,370,000	$1,379,189	1.7%
Secured Loans - Other:
Greenfield Secured Turbine Loan	$25,887,755	$25,887,755	31.3%
Subtotal	$25,887,755	$25,887,755	31.3%
Total	$82,020,469	$82,581,848	100.0%

The composition of the company’s investments as of December 31, 2015, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar:
Sunny Mountain Portfolio	$920,000	$1,329,803	2.6%
East to West Solar Portfolio	19,765,000	20,005,027	38.9
Green Maple Portfolio	9,500,000	9,577,290	18.6
Magnolia Sun Portfolio	7,550,000	7,542,723	14.7
Canadian Northern Lights Portfolio	1,603,136	1,562,967	3.0
Six States Solar Portfolio	2,300,000	2,685,597	5.2
Subtotal	$41,638,136	$42,703,407	83.0%
Alternative Energy - Wind:
Greenbacker Wind Portfolio	$6,750,000	$7,093,750	13.8%
Subtotal	$6,750,000	$7,093,750	13.8%
Energy Efficiency:
GREC Energy Efficiency LLC Portfolio	$451,705	$474,114	0.9%
LED Funding – Universidad Project	97,787	97,787	0.2
Renew AEC One, LLC	1,085,508	1,085,508	2.1
Subtotal	$1,635,000	$1,657,409	3.2%
Total	$50,023,136	$51,454,566	100.0%

The counterparty to all the energy efficiency investments held by the company as of June 30, 2016 and December 31, 2015 is a related party (See Note 5).

The composition of the company’s investments as of June 30, 2016 by geographic region, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
South Region	$27,007,803	$28,253,421	34.2%
East Region	14,178,414	11,877,714	14.4
Mountain Region	36,169,924	37,192,831	45.0
West Region	2,192,747	2,439,097	3.0
Mid-West Region	868,445	965,204	1.2
Total United States	$80,417,333	$80,728,267	97.8%
Canada:	1,603,136	1,853,581	2.2
Total	$82,020,469	$82,581,848	100.0%

The composition of the company’s investments as of December 31, 2015 by geographic region, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
South Region	$24,919,749	$25,139,147	48.9%
Northeast Region	11,124,945	11,268,268	21.9
Mountain Region	10,259,953	11,133,946	21.6
West Region	1,247,582	1,396,242	2.7
Mid-West Region	867,771	953,996	1.9
Total United States	$48,420,000	$49,891,599	97.0%
Canada:	1,603,136	1,562,967	3.0
Total	$50,023,136	$51,454,566	100.0%

The composition of the company’s investments as of June 30, 2016 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$48,012,714	$48,233,439	58.4%
Alternative Energy - Wind	32,637,755	32,969,220	39.9
Energy Efficiency - Lighting Replacement	1,370,000	1,379,189	1.7
Total	$82,020,469	$82,581,848	100.0%

The composition of the company’s investments as of December 31, 2015 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$41,638,136	$42,703,407	83.0%
Alternative Energy - Wind	6,750,000	7,093,750	13.8
Energy Efficiency - Lighting Replacement	1,635,000	1,657,409	3.2
Total	$50,023,136	$51,454,566	100.0%

Investments held as of June 30, 2016 and December 31, 2015 are considered Control Investments, which is defined as investments in companies in which the company owns 25% or more of the voting securities of such company, have greater than 50% representation on such company’s board of directors or investments in limited liability companies for which the company serves managing member.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investments, by major class, as of June 30, 2016, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$54,001,641	$54,001,641
Capital Stock	—	—	1,853,581	1,853,581
Energy Efficiency – Secured Loans	—	—	838,871	838,871
Secured Loans - Other	—	—	25,887,755	25,887,755
Total	$—	$—	$82,581,848	$82,581,848

The following table presents fair value measurements of investments, by major class, as of December 31, 2015, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$48,708,304	$48,708,304
Capital Stock	—	—	1,562,967	1,562,967
Energy Efficiency – Secured Loans	—	—	1,183,295	1,183,295
Total	$—	$—	$51,454,566	$51,454,566

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2016:

	Balance as of December 31, 2015	Net change in unrealized appreciation (depreciation) on investments	Realized gain	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Sales and Repayments of investments (2)	Transfers in	Transfers out	Balance as of June 30, 2016
Limited Liability Company Member Interests	$48,708,304	$(1,160,665)	$4,578	$-	$6,360,000	$(205,000)	$294,424	$-	$54,001,641
Capital Stock	1,562,967	193,611	-	97,003	-	-	-	-	1,853,581
Energy Efficiency - Secured Loans	1,183,295	-	-	-	-	(50,000)	-	(294,424)	838,871
Secured Loans - Other	-	-	-	-	25,887,755	-	-	-	25,887,755
Total	$51,454,566	$(967,054)	$4,578	$97,003	$32,247,755	$(255,000)	$294,424	$(294,424)	$82,581,848

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, return of capital and additional investments in existing investments, if any.
(2)	Includes principal repayments on loans.

The total change in unrealized depreciation included in the consolidated statements of operations within net change in unrealized depreciation on investments for the three and six months ended June 30, 2016 attributable to Level 3 investments still held at June 30, 2016 was $244,944 and $967,054, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur.

Net change in unrealized depreciation on investments at fair value for the three and six months ended June 30, 2016 was $244,944 and $967,054, respectively, included within net change in unrealized depreciation on investments in the consolidated statements of operations. Net realized gains on investments for the three and six months ended June 30, 2016 was $4,578.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2015:

	Balance as of December 31, 2014	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Repayments of investments	Balance as of June 30, 2015
Limited Liability Company Member Interests	$1,688,792	$256,269	$—	$14,250,000	$—	$16,195,061
Capital Stock	1,048,709	154,958	(72,133)	10,000		1,141,534
Total	$2,737,501	$411,227	$(72,133)	$14,260,000	$—	$17,336,595

(1)	Includes purchases of new investments, capitalized deal costs and effects of purchase price adjustments, if any.

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2015 attributable to Level 3 investments still held at June 30, 2015 was ($60,884) and $411,227, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the six months ended June 30, 2015.

Net change in unrealized appreciation (depreciation) on investments at fair value for the three and six months ended June 30, 2015 was ($60,884) and $411,227, respectively, included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. There were no net realized gains or losses on investments at fair value for the three and six months ended June 30, 2015.

As of June 30, 2016, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of June 30, 2016:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy - Solar	$48,233,439	Income, cost and market approach	Discount rate, future kWh Production, and estimated remaining useful life	7.0% - 8.30%, 0.50% annual degradation in production, 31.7 years
Alternative Energy – Wind	$7,081,465	Income and cost approach	Discount rate, future kWh Production, and estimated remaining useful life	7.75%, 0.50% annual degradation in production, 33.3 years
Energy Efficiency- Secured Loans and Leases– Lighting Replacement	$1,379,189	Income and collateral based approach	Market yields and value of collateral	10.25% - 21.31%
Secured Loans– Other	$25,887,755	Cost Approach	Value of collateral	9.5%

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

The significant unobservable inputs used in the fair value measurement of the company’s limited liability company member interests are discount rates and estimates related to the future production of electricity. Significant increases in the discount rate used or actual kilowatt hour (“kWh”) production meaningfully less than projected production would result in a significantly lower fair value measurement.

Note 5. Related Party Agreements And Transactions Agreements

The company has executed advisory and administration agreements with the advisor and Greenbacker Administration, LLC, our administrator, respectively, as well as a dealer manager agreement with the dealer manager, which entitles the advisor, certain affiliates of the advisor, and the dealer manager to specified fees upon the provision of certain services with regard to the offering of the company’s shares and the ongoing management of the company as well as reimbursement of O&O costs incurred by the advisor and the dealer manager on behalf of the company (as discussed in Note 2) and certain other operating costs incurred by the advisor on behalf of the company. The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor and “special unit”, refers to the special unit of limited liability company interest in GREC entitling the Special Unitholder to an incentive allocation and distribution. In addition, the company and the advisor entered into an expense reimbursement agreement whereby the advisor agrees to reimburse the company for certain expenses above certain limits and be repaid when the company’s expenses are reduced below that threshold. The fees and reimbursement obligations are as follows:

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	7% of gross offering proceeds from the sale of Class A and Class P-A shares and up to 3% of gross offering proceeds from the sale of Class C shares. No selling commission will be paid with respect to Class I or Class P-I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker- dealers.

Dealer Manager Fee — Dealer Manager	2.75% of gross offering proceeds from the sale of Class A, Class P-A and Class C shares, and 1.75% of gross offering proceeds from the sale of Class I and Class P-I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager may re-allow a portion of its dealer manager fee to selected broker- dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company will pay the dealer manager a distribution fee that accrues daily in an amount equal to 1/366th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers. Commencing as of June 30, 2016, the company estimates the amount of distribution fees expected to be paid and records that liability at time of sale.

O&O costs — Advisor	The company reimburses the advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. While the company has currently targeted an offering expense ratio of 4.0% for O&O costs over the term of the public offering, 5.0% has been charged since inception.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

Incentive Allocation and Distribution — Special Unitholder	The incentive distribution to which the Special Unitholder is entitled to will be calculated and payable quarterly in arrears based on the pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means interest income, dividend and distribution income from equity investments (excluding that portion of distributions that are treated as return of capital) and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus the operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with the company’s Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes.

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

Capital Gains Incentive Distribution — Special Unitholder	The capital gains incentive distribution will be determined and payable to the Special Unitholder in arrears as of the end of each fiscal quarter (or upon termination of the advisory agreement, as of the termination date) to the Special Unitholder, and will equal 20.0% of the company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any capital gain incentive distributions.

Liquidation Incentive Distribution — Special Unitholder	The liquidation incentive distribution payable to the Special Unitholder will equal 20.0% of the net proceeds from a liquidation of the company (other than in connection with a listing, as described below) in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital shall mean: cumulative gross proceeds generated from sales of shares (including the DRP) reduced for distributions to members of proceeds from non-liquidation dispositions of our assets and amounts paid for share repurchases pursuant to the Share Repurchase Program. In the event of any liquidity event that involves a listing of the company’s shares, or a transaction in which the company’s members receive shares of a company that is listed, on a national securities exchange, the liquidation incentive distribution will equal 20% of the amount, if any, by which the company’s listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing (the “listing premium”). Any such listing premium and related liquidation incentive distribution will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.

Operating Expense and Expense Assumption and Reimbursement Agreement	The company will reimburse the advisor’s cost of providing administrative services, legal, accounting and printing. The company will not reimburse the advisor for the salaries and benefits to be paid to the named executive officers. For the period beginning with the company’s breaking of escrow and beginning operations on April 25, 2014, and ending December 31, 2014, advisor assumed operating expenses for the company in an amount sufficient to keep total annual operating expenses (exclusive of interest, taxes dividend expense, borrowing costs, organizational and extraordinary expenses) of the company (“Expenses”) at percentages of average net assets of such class for any calculation period no higher than 5.0% for Class A Class C and Class I shares (the “Maximum Rates”), and (ii) the company shall reimburse advisor, within 30 days of delivery of a request in proper form, for such Expenses, provided that such repayments do not cause the total Expenses attributable to a share class during the year of repayment to exceed the Maximum Rates. The expense reimbursement agreement was amended in December 2014 and again in November 2015 to continue until the earlier of December 31, 2016 or the end of the company’s continuous public offering. No repayments by the company to advisor shall be permitted after the earlier of (i) the company’s offering has expired or is terminated or (ii) December 31, 2016. Furthermore, if the advisory agreement is terminated or not renewed, the advisor will have no further obligation to limit expenses per the expense reimbursement agreement and the company will not have any further obligation to reimburse the advisor for expenses not reimbursed as of the date of the termination.

For the three and six months ended June 30, 2016, the company incurred $763,295 and $1,441,072, respectively, in operating expenses, including the management fees earned by the advisor. For the three and six months ended June 30, 2015, the company incurred $416,866 and $658,593, respectively, in operating expenses, including the management fees earned by the advisor. Since January 1, 2015, the advisor has elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets. While the advisor has assumed responsibility for $872,006 of the company’s operating expenses under the expense reimbursement agreement since inception, as of June 30, 2016, the company had reimbursed the advisor $700,000 of previously assumed expenses, subject to the restrictions of the Maximum Rates. Since average annual expenses were less than 5% for the three and six months ended June 30, 2016, the company recorded a net payable to the advisor of $327,150 and $506,040, respectively, as reimbursement for assumption of past operating expenses. For the three and six months ended June 30, 2015, the advisor assumed responsibility for $117,137 and $182,166 of the company’s operating expenses under the expense reimbursement agreement.

For the three and six months ended June 30, 2016, the advisor earned $429,063 and $759,778, respectively, in management fees. For the three and six months ended June 30, 2015, the advisor earned $102,020 and $164,303, respectively, in management fees. While there was an incentive allocation of $916 earned to date by the advisor, the consolidated financial statements reflect a $46,258 decrease in incentive allocation for the three months ended June 30, 2016 and a $173,067 decrease in incentive allocation for the six months ended June 30, 2016, based primarily upon unrealized depreciation on investments. The consolidated financial statements reflect a $9,280 decrease in incentive allocation for the three months ended June 30, 2015, based upon net unrealized depreciation, and $67,819 incentive allocation for the six months ended June 30, 2015, based upon net unrealized appreciation.

As of June 30, 2016, due to advisor/dealer manager on the consolidated statements of assets and liabilities in the amount of $346,618 is solely comprised of a payable to the advisor/dealer manager for reimbursable Organization and Offering Costs. As of December 31, 2015, due from advisor on the consolidated statements of assets and liabilities in the amount of $26,636 is comprised of $106,044 due from the advisor in connection with the expense reimbursement agreement combined with a payable to the advisor for reimbursable Organization and Offering Costs in the amount of $79,408. As of December 31, 2015, there were no amounts due to the dealer manager. The company, dealer manager and advisor plan to cash settle any amounts due to / from advisor/dealer manager on a quarterly basis.

For the three and six months ended June 30, 2016, the company paid $340,832 and $744,875, respectively, in dealer manager fees and $1,211,063 and $2,659,497, respectively, in selling commission to the company’s dealer manager, SC Distributors. For the three and six months ended June 30, 2015, the company paid $169,068 and $254,210 in dealer manager fees and $686,522 and $917,302, respectively, in selling commission to the company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the company’s consolidated statements of operations.

For the three and six months ended June 30, 2016, Greenbacker Administration, LLC invoiced the company $55,978 and $80,002, respectively, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments.

As of June 30, 2016, the company has issued 22,698 Class A shares to its advisor and 166,808 Class A shares to an affiliate of the advisor. As of December 31, 2015, the company issued 21,959 Class A shares to its advisor and 185,721 Class A shares to an affiliate of its advisor.

Transactions

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One, LLC (“AEC Companies”). All of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of June 30, 2016, all loans and operating leases are considered current per their terms.

Note 6. Members’ Equity

General

Pursuant to the terms of the LLC Agreement, the LLC may issue up to 400,000,000 shares, of which 350,000,000 shares are designated as Class A, Class C, and Class I shares (collectively, common shares), and 50,000,000 are designated as preferred shares and one special unit. Each class of common shares will have the same voting rights.

The following are the commissions and fees for each common share class in connection with the company’s continuous public offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) as well as the private offering of certain share classes.

Class A and Class P-A: Each Class A and Class P-A share will be subject to a selling commission of up to 7.00% per share and a dealer manager fee of up to 2.75% per share. No selling commissions or dealer manager fees will be paid for sales pursuant to the dividend reinvestment plan.

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

Class I and Class P-I: No selling commission or distribution fee will be paid for sales of any Class I and Class P-1 shares. Each Class I and Class P-I share will be subject to a dealer manager fee of up to 1.75% per share.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of June 30, 2016:

	Shares Outstanding as of December 31, 2015	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of June 30, 2016
Class A shares	5,420,728	3,173,199	(80,958)	8,512,969
Class C shares	248,456	474,043	—	722,499
Class I shares	1,052,783	944,818	(9,021)	1,988,580
Total	6,721,967	4,592,060	(89,979)	11,224,048

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2015:

	Shares Outstanding as of December 31, 2014	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2015
Class A shares	1,097,844	4,337,884	(15,000)	5,420,728
Class C shares	84,964	163,492	—	248,456
Class I shares	53,537	999,246	—	1,052,783
Total	1,236,345	5,500,622	(15,000)	6,721,967

There were no Class P-A or Class P-I shares outstanding as of June 30, 2016, December 31, 2015 or December 31, 2014.

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the six months ended June 30, 2016 and 2015 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Total
For the six months ended June 30, 2016:
Proceeds from Shares Sold	$27,740,361	$4,140,330	$8,297,268	$40,177,959
Proceeds from Shares Issued through Reinvestment of Distributions	$1,035,075	$90,046	$267,810	$1,392,931
For the six months ended June 30, 2015:
Proceeds from Shares Sold	$10,253,926	$601,315	$4,599,462	$15,454,703
Proceeds from Shares Issued through Reinvestment of Distributions	$214,509	$23,269	$30,634	$268,412

As of June 30, 2016 and December 31, 2015, none of the LLC’s preferred shares were issued and outstanding.

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

Distribution Reinvestment Plan

The company adopted a distribution reinvestment plan (“DRP”) through which the company’s Class A, Class C and Class I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the offering. As of June 30, 2016 and December 31, 2015, 50,000,000 in shares were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of June 30, 2016 and December 31, 2015, 272,494 and 118,957 shares, respectively, were issued under the DRP.

Share Repurchase Program

During the quarter ended September 30, 2015, the company commenced a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold Class A, Class C or Class I shares to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program includes numerous restrictions that will limit a shareholders ability to sell shares. Unless the board of directors determines otherwise, the company limits the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the DRP. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the six months ended June 30, 2016, the company repurchased 89,979 shares at a total purchase price of $817,388, pursuant to the company’s share repurchase program, including 25,170 shares from an affiliate of the advisor.

We have received an order for our repurchase program from the SEC under Rule 102(a) of Regulation M under the Exchange Act. In addition, our repurchase program is substantially similar to repurchase programs for which the SEC has stated it will not recommend enforcement action under Rule 13e-4 and Regulation 14E under the Exchange Act.

Note 7. Distributions

On April 1, 2016, with the authorization of the company’s board of directors, the company declared distributions on each outstanding Class A, C and I share. These distributions were calculated based on shareholders of record for each day in an amount equal to $0.00165512 per share per day (less the distribution fee with respect to Class C shares).

On May 31, 2016 and June 30, 2016, with the authorization of the company’s board of directors, the company declared distributions on each outstanding Class A, C and I share. These distributions were calculated based on shareholders of record for each day in an amount equal to $0.00166172 per share per day (less the distribution fee with respect to Class C shares).

The following table reflects the distributions declared during the six months ended June 30, 2016:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2016	$171,410	$185,680	$357,090
March 1, 2016	182,825	195,193	378,018
April 1, 2016	221,088	221,729	442,817
May 2, 2016	234,799	241,934	476,733
June 1, 2016	261,003	271,362	532,365
July 1, 2016	270,112	277,033	547,145
Total	$1,341,237	$1,392,931	$2,734,168

The following table reflects the distributions declared during the six months ended June 30, 2015:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 2, 2015	$35,820	$30,024	$65,844
March 2, 2015	35,691	30,341	66,032
April 1, 2015	46,720	38,120	84,840
May 1, 2015	53,139	46,808	99,947
June 1, 2015	61,499	57,380	118,879
July 1, 2015	69,501	65,739	135,240
Total	$302,370	$268,412	$570,782

All distributions paid for the six months ended June 30, 2016 are expected to be reported as a return of capital to stockholders for tax reporting purposes and all distributions paid for the six months ended June 30, 2015 were reported as a return of capital to stockholders for tax purposes.

Cash distributions were funded from the following sources for the periods noted below:

	For the three months ended June 30, 2016	For the six months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Cash from operations	$549,485	$549,485	$161,356	$161,356
Offering proceeds	167,405	678,625	—	102,424
Total Cash Distributions	$716,890	$1,228,110	$161,356	$263,780

 The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $150 million in net assets is reached as well as being fully invested in operating assets.

Note 8. Commitments and Contingencies

Commitments: Pursuant to a purchase and sale agreement dated June 24, 2016, the company has committed to purchase Greenfield Wind Manager, LLC (“GWM”), which is in the process of constructing a 25MW wind farm in Teton County, Montana, subject to significant contingencies including, but not limited to, having the wind farm placed in service by December 31, 2016, receipt of certifications from various independent experts on engineering, insurance, environmental and title matters, and evidence of certain tax elections filed. If these conditions are not met by December 31, 2016, the company’s commitment expires. GWM is the borrower on the $25.9 million Turbine Supply Loan issued by the company on June 23, 2016. With the repayment of the turbine supply loan expected to be coincident with the closing of the GWM purchase, the company’s net commitment for additional funds is approximately $11,200,000.

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of June 30, 2016, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to loan agreements between the operating subsidiaries of East to West Solar LLC, Green Maple LLC and Greenbacker Wind LLC and various lenders (financial institutions and the Vermont Economic Development Authority), the operating entities have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from February 2018 through March 2028. In addition to GREC and the company, East to West Solar LLC and Green Maple LLC (the “Guarantors”) have provided an unsecured guaranty on approximately $10,005,000 and $5,060,000, respectively, of the term loans as of June 30, 2016. The guarantors would only have to perform under the guarantee if the cash flow or the liquidation of collateral at the operating subsidiaries was inadequate to fully liquidate the remaining loan balance.

See Note 1 – Organization and Operations of the Company and Note 5 – Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

Note 9. Financial Highlights

The following is a schedule of financial highlights of the company attributed to Class A shares, Class C shares and Class I shares for the six months ended June 30, 2016.

	Class A Shares	Class C Shares	Class I Shares
	For the six months ended June 30, 2016	For the six months ended June 30, 2016	For the six months ended June 30, 2016
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.54	$8.54	8.54
Net investment income (4)	0.17	0.17	0.17
Net unrealized depreciation on investments	(0.11)	(0.11)	(0.11)
Change in translation of assets and liabilities denominated in foreign currencies	0.01	0.01	0.01
Change in benefit from deferred taxes on unrealized appreciation on investments	0.41	0.41	0.41
Net increase in net assets resulting from operations	0.48	0.48	0.48
Shareholder distributions	(0.30)	(0.30)	(0.30)
Offering costs and deferred sales commissions	—	(0.26)	—
Other (2)	(0.03)	(0.03)	(0.03)
Net increase in members’ equity attributed to common shares	0.15	(0.11)	0.15
Net asset value for common shares at end of period	$8.69	$8.43	8.69
Total return attributed to common shares based on net asset value (3)	5.21%	2.05%	5.21%
Common shareholders’ equity at end of period	$74,013,171	$6,087,628	$17,289,047
Common shares outstanding at end of period	8,512,969	722,499	1,988,580
Ratio/Supplemental data for common shares (annualized) (3):
Ratio of net investment income to average net assets (5)(6)	4.03%	3.98%	4.02%
Ratio of operating expenses to average net assets (5)(6)	4.99%	4.92%	4.97%
Portfolio turnover rate	0.54%	0.54%	0.54%

(1)	The per share data for Class A Shares, Class C Shares and Class I Shares were derived by using the weighted average shares outstanding during the six months ended June 30, 2016, which was 7,063,450, 500,288 and 1,538,324, respectively.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and organizational costs which are not included in operating expenses nor subject to the expense reimbursement agreement and the impact of shares at a price other than the net asset value.
(3)	Total return, ratio of net investment income and ratio of operating expenses to average net assets for the six months ended June 30, 2016, prior to the effect of the expense reimbursement agreement for Class A Shares were 5.77%, 5.34% and 3.68%, respectively. Total return, ratio of net investment income and ratio of operating expenses to average net assets for the six months ended June 30, 2016, prior to the effect of the expense reimbursement agreement for Class C Shares were 2.52%, 5.27% and 3.63%, respectively. Total return, ratio of net investment income and ratio of operating expenses to average net assets for the six months ended June 30, 2016, prior to the effect of the expense reimbursement agreement for Class I Shares were 5.74%, 5.32% and 3.66%, respectively. Allocation of net assets to special unitholder has not been included in determining net investment income or operating expenses used in the ratio calculations.
(4)	Does not reflect any incentive fees that may be payable to the Special Unitholder.
(5)	The company’s ratio of net investment income to average net assets and ratio of operating expenses to average net assets have been annualized for the six months ended June 30, 2016 assuming consistent results over a full fiscal year.
(6)	Organizational expenses included within the ratio are not annualized.

The following is a schedule of financial highlights of the company attributed to common stockholders for the six months ended June 30, 2015. The company’s income and expense was allocated pro-rata across the outstanding Class A shares, Class C shares and Class I shares as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes, for the six months ended June 30, 2015.

For the six months ended June 30, 2015
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	8.50
Net investment income and realized loss on foreign currency translation (4)	0.11
Net unrealized appreciation on investments	0.21
Change in translation of assets and liabilities denominated in foreign currencies	(0.03)
Net increase in net assets resulting from operations	0.29
Shareholder distributions	(0.30)
Other (2)	0.01
Net increase in members’ equity attributed to common shares	—
Net asset value for common shares at end of period	$8.50
Total return attributed to common shares based on net asset value (3)	3.40%
Common shareholders’ equity at end of period	$25,317,843
Common shares outstanding at end of period	2,978,512
Ratio/Supplemental data for common shares (annualized) (3):
Ratio of net investment income to average net assets (5)(6)	3.14%
Ratio of operating expenses to average net assets (5)(6)	5.44%
Portfolio turnover rate	N/A

(1)	The per share data was derived by using the weighted average shares outstanding during the six months ended June 30, 2015, which was 1,931,513.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and organizational costs which are not included in operating expenses nor subject to the expense reimbursement agreement and the impact of shares at a price other than the net asset value.
(3)	Total return, ratio of net investment loss and ratio of operating expenses to average net assets for the six months ended June 30, 2015, prior to the effect of the expense assumption and reimbursement agreement and the management fee waiver were 2.66%, 0.88% and 7.69%, respectively. Allocation of net assets to special unitholder has not been included in determining net investment income or operating expenses used in the ratio calculations.
(4)	Does not reflect any incentive fees that may be payable to the Special Unitholder.
(5)	The company’s ratio of net investment income to average net assets and ratio of operating expenses to average net assets have been annualized for the six months ended June 30, 2015 assuming consistent results over a full fiscal year.
(6)	Organizational expenses included within the ratio are not annualized.

Note 10. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2016 (unaudited), except as discussed below.

On July 11, 2016, the company, through an indirect, wholly owned subsidiary, GREC Entity HoldCo LLC (the “Borrower”), entered into a Credit Agreement by and among the company, the lenders party thereto and Fifth Third Bank, as administrative agent, as Sole Lead Arranger and Sole Lead Bookrunner as well as interest rate swap counterparty. The new credit facility consists of an initial term loan of $4,300,000 (the “Facility 1 Term Loan”) as well as a revolving credit facility in the aggregate principal amount of up to $33,250,000 (the “Revolver"), with $15,950,000 immediately available at close, that will convert to an additional term loan facility, based upon the amount outstanding on the conversion date, in July 2017 (the “Facility 2 Term Loan”) (collectively, the “Credit Facility”). Both the Facility 1 Term Loan and the Facility 2 Term Loan mature in July 2021.

Loans made under the Credit Facility bear interest at 3.5% in excess of one-month LIBOR. Commitment fees on the average daily unused portion of the Revolver are payable at a rate per annum of 0.25%. In addition to the Credit Facility, the Borrower entered into an interest rate swap to hedge the variable rate interest risk on the Facility 1 Term Loan. The fixed swap rate is 1.11% with an all-in interest rate of 4.61%.

On August 8, 2016 the company purchased a controlling interest in a 12.1 MW portfolio of 1,611 residential rooftop solar systems from a subsidiary of OneRoof Energy, Inc. for approximately $19,750,000. The systems are located across seven states including California, New Jersey, Massachusetts, Maryland, New York, Hawaii and Connecticut. All of the energy generated by the systems has been sold under twenty year power purchase agreements to the various residential customers who on average have a FICO Score Rating of Very Good.

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

Overview

Greenbacker Renewable Energy Company LLC, (the “LLC”) a Delaware limited liability company, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects and other energy-related businesses as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. The LLC and GREC (collectively “we”, “us”, “our”, and the “company”) are managed and advised by Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency, sustainability and other energy related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year end is December 31.

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

Our preferred investment strategy is to acquire controlling equity stakes in our target assets or to be named the managing member of a limited liability company in order to oversee and supervise their operations. We define controlling equity stakes as companies in which we own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors. However, we will also provide financing to projects owned by others, including through the provision of secured loans which may or may not include some form of equity participation. We may also provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, and preferred equity, and make minority equity investments. We may also participate in projects by acquiring contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of a project. We may also make equity investments in or loans to parties financing the supply of renewable energy and energy efficiency to residential and commercial customers or the adoption of strategies to reduce the consumption of energy by those customers. Our strategy will be tailored to balance long-term cash flow certainty, which we can achieve through long-term agreements for our products, with shorter term arrangements that allow us to potentially generate higher risk- adjusted returns.

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

We employ a rigorous credit underwriting process for each of our contractual counterparties that involves (i) identification of high credit quality counterparties with appropriate bonding and insurance capacity; (ii) where available, the review of counterparty financial statements and/or publicly available credit rating reports (iii) worst-case analysis testing of assets; and (iii) ongoing monitoring of acquired assets and counterparty creditworthiness, including monitoring the public credit ratings reports issued by Moody’s and Standard and Poor’s.

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the three months ended March 31, 2016 and the six months ended June 30, 2016.

	For the three months ended March 31, 2016	For the six months Ended June 30, 2016
Investment grade:
Utility	80.3%	78.9%
Municipality	6.6	7.5
Corporation	1.4	1.4
Subtotal investment grade	88.3%	87.8%

Non-investment grade or no rating:
Utility	1.2%	1.3%
Municipality	7.2	7.3
Corporation	3.3	3.6
Subtotal non-investment grade or no rating	11.7%	12.2%

Total	100%	100%

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

Certain of the power purchase agreements for our projects are structured as “behind the meter” agreements with residential, commercial or government entities, which provide that all electricity generated by a project will be purchased by the off taker at an agreed upon rate that may be set at a slight discount to the retail electric rate for the off-taker. These agreements also typically provide for annual rate increases over the term of the agreement although that is not a necessary requirement. The behind the meter agreement is generally long-term in nature and typically provides that, should the off taker fail to fulfill its contractual obligation, any electricity that is not purchased by the off-taker may be sold to the local utility, usually at the wholesale spot electric rate.

We currently have structured our investments in residential solar with a similar commercial arrangement to that of the power purchase agreements with utilities and other large commercial users of electricity for our energy projects, as described above. In the future, we may acquire residential solar assets and subsequently lease them to a residential owner on a long term basis or might own the assets and have a PPA with the residential homeowner as counterparty. In either of these arrangements with residential owners, the residential owner directly receives the benefit of the electricity generated by the solar asset.

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

The table below sets forth the company’s investments in alternative energy generation portfolios as of June 30, 2016.

	Date(s)	Industry	Location(s)	Form of Investment	Cost ***/ Principal Amount*	Assets	Generation Capacity in (MW)*
East to West Solar Portfolio**	January 2015, April 2015, April 2015 and December 2015	Alternative Energy – Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$19,800,000	Ground and roof mounted solar systems; operating solar photovoltaic systems	19.460
Magnolia Sun Portfolio	August 2015 and January 2016	Alternative Energy – Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial grade ground mounted solar systems	5.316
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Solar	Vermont	100% equity ownership	$12,600,000	DC solar power systems	7.393
Canadian Northern Lights Portfolio	October 2014 and November 2015	Alternative Energy – Solar	Ontario, Canada	100% equity ownership	$1,603,136	Rooftop solar photovoltaic systems	0.570
Six States Solar Portfolio	December 2015	Alternative Energy – Solar	Arizona, California, Colorado, Connecticut, Florida and Indiana	100% equity ownership	$2,300,000	Ground and roof mounted solar systems	6.223
Greenbacker Wind Portfolio	December 2015	Alternative Energy – Wind	Montana	100% equity ownership	$6,750,000	Operating wind power facilities	10
Renew AEC One LLC	Fourth quarter 2015	Energy Efficiency – Lighting Replacement	Pennsylvania	100% equity ownership	$838,871	Energy efficiency LED lighting	N/A
Greenbacker Residential Solar Portfolio	March 2016	Alternative Energy – Solar	New York	100% equity ownership	$50,000	Pre Closing Deal Costs	N/A
Greenfield Secured Turbine Loan	June 2016	Alternative Energy – Wind	Montana	Secured loan	$25,887,755	Wind Turbines	N/A
GREC Energy Efficiency LLC	Third quarter 2015	Energy Efficiency – Lighting Replacement	Puerto Rico	Secured loan	$531,129	Energy efficiency LED lighting	N/A
Sunny Mountain Portfolio	August 2014	Alternative Energy – Solar	Colorado and New York	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.801

* Approximate.

** Includes Gainesville Solar and NC Tar Heel facilities.

*** Does not include assumed project level debt

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

Pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01), we are offering on a continuous basis up to $1,500,000,000 in shares of our limited liability company interests, consisting of up to $1,250,000,000 of shares in the primary offering and up to $250,000,000 of shares pursuant to the DRP. SC Distributors, LLC is the dealer manager for the offering. The company’s offering period which was scheduled to terminate two years after the initial offering date, or August 8, 2015, was extended through August 8, 2016 by the company’s board of directors on July 30, 2015.

On May 24, 2016, the company filed a Registration Statement on Form S-1 (File No. 333-211571) to continue to offer on a continuous basis up to $1,500,000,000 in shares of our limited liability company interests for a period of up to an additional two years. Until earlier of receiving a notice of effectiveness from the Securities and Exchange Commission (“SEC”) or February 6, 2017, we will continue to offer shares under the current Registration Statement on Form S-1 (File No. 333-178786-01). If by February 6, 2017 the company has not received an order of effectiveness from the SEC, it will discontinue the current continuous offering until the notice is received.

After the finalization of the June 30, 2016 net asset value, the current offering price of the Class A shares is $10.227 per share, the current offering price of the Class C shares is $9.791 per share, the current offering price of the Class I shares is $9.394 per share, the current offering price of the Class P-A shares is $9.739 per share and the current offering price of the Class P-I shares is $8.946 per share.

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

Through participation in the distribution reinvestment program and a repurchase request by the affiliate of 25,170 shares, our advisor and affiliate as of June 30, 2016 owned 22,698 and 166,808 shares, respectively. As of June 30, 2016, we had received subscriptions for and issued 11,224,048 of our shares (including shares issued under the DRP) for gross proceeds of $110,413,422 (before dealer-manager fees of $1,828,143 and selling commissions of $6,760,311 for net proceeds of $101,824,968).

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

Other kinds of regulatory changes that could negatively impact returns include the introduction of some kind of value added tax either at the federal or state level, changes to property tax regimes, any kind of targeted tax on the income of renewable energy generation assets, etc. None of these possible changes appear likely any time soon but it is impossible to predict the future with any real certainty.

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

Basis of Presentation

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties.

Although we are organized and intend to conduct our business in a manner so that we are not required to register as an investment company under the Investment Company Act, our consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). Overall, we believe that the use of investment company accounting makes our consolidated financial statements more useful to investors and other financial statement users since it allows a more appropriate basis of comparison to other entities with similar investment objectives.

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

For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available, our board of directors has approved a multi-step valuation process each fiscal quarter, as described below:

1.	each investment will be valued by GCM. As part of the valuation process, GCM will prepare the valuations and associated supporting materials for review and approval by the board of directors

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

We have adopted ASC Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements) (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Any application, origination or other fees earned by the company in arranging or issuing debt are amortized over the expected term of the loan.

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

Offering Costs

Offering costs include all costs to be paid by the company in connection with the offering of its shares, including legal, accounting, printing, mailing and filing fees, charges of the company’s escrow holder, transfer agent fees, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the offering and marketing process, and preparing supplemental sales materials, holding educational conferences, and attending retail seminars conducted by broker-dealers. When recognized by the company, offering costs will be recognized as a reduction of the proceeds from the offering.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. Prior to June 30, 2016, the company did not record a liability at time of the sale for expected deferred sales commissions. As of June 30, 2016, the company has recorded a liability for deferred sales commissions in the amount of $189,985.

Debt Issuance Costs

Debt issuance costs related to debt liabilities of the company or GREC are presented on the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability.

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

Portfolio and Investment Activity

As of June 30, 2016, the company invested in numerous solar generation facilities included in seven investment portfolios as follows:

East to West Solar Portfolio

The company owns 9.789 Megawatts of operating solar power facilities located on 13 sites in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina (the “East to West Solar Portfolio”). The East to West Solar Portfolio consists of ground and roof mounted solar systems (each, a “System”) located on municipal and commercial properties as follows:

1.	Denver International Airport - The Denver International Airport System has a generation capacity of 1,587.6 kilowatts (“kW”). The System sells power directly to the City and County of Denver Department of Aviation, which is the owner and operator of the airport. The System has a 25-year variable rate power purchase agreement (“PPA”) with a floor price of $0.036/kWh. The System also sells Solar Renewable Energy Credits (“SORECs”) to the local utility (Xcel Energy) under a 20 year contract.

2.	Progress Energy I – The Progress Energy I System has a generation capacity of 2,479.0 kW. The System is located in Laurinburg, North Carolina and sells power to the utility, Duke Energy (Progress Energy) under a 20-year fixed rate PPA at $0.120/kWh.

3.	Progress Energy II – The Progress Energy II System has a generation capacity of 2,499.2 kW. The System is located in Laurinburg, North Carolina and sells power directly to the utility, Duke Energy (Progress Energy) under a 15-year fixed rate PPA at $0.083/kWh. The System also sells RECs to Duke Energy (Progress Energy) under a 15 year contract.

4.	SunSense I - The SunSense I System has a generation capacity of 500.0 kW. The System is located in Raleigh, North Carolina and sells power directly to the utility, Duke Energy (Progress Energy Carolinas, Inc.) under a 20-year fixed rate PPA at $0.150/kWh.

5.	SunSense II – The SunSense II System has a generation capacity of 497.0 kW. The System is located in Clayton, North Carolina and sells power directly to the utility, Duke Energy (Progress Energy Carolinas, Inc.) under a 20-year fixed rate PPA at $0.150/kWh.

6.	SunSense III – The SunSense III System has a generation capacity of 497.0 kW. The System is located in Fletcher, North Carolina and sells power directly to the utility, Duke Energy (Progress Energy Carolinas, Inc.) under a 20-year fixed rate PPA at $0.150/kWh.

7.	NIPSCO III – The NIPSCO “Turtle Top” System has a generation capacity of 375.2 kW. The System is located in New Paris, Indiana and sells power directly to the Northern Indiana Public Service Company under a 15-year fixed rate PPA which started at $0.260/kWh and grows annually at 2.0%.

8.	OUC I – The OUC I System has a generation capacity of 417.0 kW. The System is located in Orlando, Florida and sells power directly to the Orlando Utilities Commission. The System has a 25-year fixed rate PPA at $0.195/kWh.

9.	KIUC – The KIUC System has a generation capacity of 383.0 kW. The System is located in Koloa, Hawaii and sells power directly to the Kauai Island Utility Cooperative under a 20-year fixed rate PPA at $0.200/kWh.

10.	TJ Maxx – The TJ Maxx System has a generation capacity of 249.9 kW. The System is located in Bloomfield, Connecticut and sells power directly to the H.G. Conn. Realty Corp under a 15-year fixed rate PPA which started at $0.112/kWh and grows annual at 3%.

11.	Denver Public Schools (Green Valley) – The Green Valley System has a generation capacity of 101.2kW. The System is located in Denver, Colorado and sells power directly to the Denver Public Schools under a 20-year fixed rate PPA which started at $0.027/kWh and grows annually at 3%. The System also sells SORECs to Xcel Energy under a 20-year fixed price contract at a rate of $0.115/kWh.

12.	Denver Public Schools (Rachel B. Noel) – The Rachel B. Noel System has a generation capacity of 101.2 kW. The System is located in Denver, Colorado, and sells power directly to the Denver Public Schools under a 20-year fixed rate PPA which started at $0.027/kWh and grows annually at 3%. The System also sells SORECs to Xcel Energy under a 20-year fixed price contract at a rate of $0.115/kWh.

13.	Denver Public Schools (Greenwood) – The Greenwood System has a generation capacity of 101.2 kW. The System is located in Denver, Colorado, and sells power directly to Denver Public Schools under a 20-year fixed rate PPA which started at $0.027/kWh and grows annually at 3%. The System also sells SORECs to Xcel Energy under a 20-year fixed price contract at a rate of $0.115/kWh.

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

Green Maple Portfolio

In the fourth quarter of 2014, the company committed to construct five solar power facilities, (the “Green Maple Portfolio”). During 2015, contracts were executed to construct an additional four solar power facilities. As of June 30, 2016, all of the Green Maple Portfolio facilities are operational and generating power. The company entered into separate loan agreements for seven facilities with the Vermont Economic Development Authority (“VEDA”) for a total loan commitment of approximately $5,183,000, of which approximately $5,060,000 is outstanding as of June 30, 2016.

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

Magnolia Sun Portfolio

The company owns four solar facilities in Tennessee, with a total generation capacity of 3.0 MW. The four assets which are owned within the Magnolia Sun Portfolio (named “Powerhouse One”), consist of commercial grade, ground mounted solar systems located on leased property within a five mile radius in Fayetteville, Tennessee. Electricity produced by the portfolio is sold under long term PPAs with two investment grade counterparties; the Tennessee Valley Authority and Fayetteville Public Utilities. The PPAs have an average remaining contract life of approximately 15.5 years.

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

Canadian Northern Lights Portfolio

The company acquired a portfolio in November 2014, of forty-five (45) rooftop solar photovoltaic systems (the “Canadian Northern Lights Portfolio”). The assets are located within a 60 mile radius of Toronto, Ontario, Canada and comprise approximately 275 kilowatts of generation capacity. In November 2015, the company acquired an additional thirty-five (35) residential, rooftop photovoltaic systems in the province of Ontario, Canada comprising an additional 306.4 kilowatts of generation capacity. As part of both acquisitions, the individual local distribution company and Ontario Power Authority (“OPA”) contracts were transferred from the seller to Canadian Northern Lights Corp, a wholly owned, indirect subsidiary of the company.

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

The Canadian Northern Lights Portfolio produces revenue from the sale of electricity measured in kilowatt hours (kWh) to the OPA, the sole off taker for all 80 solar systems. The price of electricity sold, based upon the rate contained in the OPA contract, is between CAD $0.549 and CAD $0.802 per kWh. On average, the 80 OPA contracts have a remaining life of approximately 16.5 years unless terminated earlier by either party pursuant to the terms of each contract.

Six States Solar Portfolio

The company currently leases 6.233 MW of operating solar power facilities located on 23 sites in the states of Arizona, California, Colorado, Connecticut, Florida and Indiana under a master lease agreement. During the term of the lease, which is approximately 18 years, there is the potential for the company to purchase these assets directly upon agreement and consent of the parties. With over 82% of the contracted revenues from investment grade counterparties, the average remaining life of the PPA is approximately 17.5 years.

The Six States Solar Portfolio (the “SSS Portfolio”) consists of ground and roof mounted solar units located on municipal and commercial properties as follows:

1.	Newington Public Schools - Newington Public Schools (“Newington”) is the off-taker for the Town of Newington project, which comprises approximately 2.5% of revenue in the SSS Portfolio. Located in Newington, Connecticut, Newington encompasses seven schools, which are accredited by the New England Association of Schools & Colleges. The off-taker serves approximately 4,200 students from kindergarten through 12th grade.

2.	Northwestern Regional School District #7 - Northwestern Regional School District (“Northwestern”) is the off-taker for the Regional School District #7 project, which comprises approximately 7.4% of revenue in the SSS Portfolio. Located in Winsted, Connecticut, Northwestern is a comprehensive public Middle School-High School. The off-taker serves the total Regional Community with emphasis on middle school and high school students.

3.	City of Winters - The City of Winters (“Winters”) is the off-taker for the City of Winters project, which comprises approximately 8.4% of revenue in the SSS Portfolio. Located in Winters, California, the city is part of the Sacramento-Arden-Arcade-Yuba City, California-Nevada region. The city’s population totaled 6,624 as of the 2010 census.

4.	Denver Public Schools - Denver Public Schools (“DPS”) is the off-taker for the 13 Denver Public Schools projects, which comprises approximately 15.5% of revenue in the SSS Portfolio, with 4.0% coming from PPA revenue and 11.6% from RECs with Xcel Energy. Located in Denver, Colorado, DPS encompasses 185 schools serving 90,150 students. Both DPS and Xcel Energy maintain investment grade credit ratings.

5.	Adams State College - Adams State College (“Adams”) is the off-taker for the Adams State College project, which comprises approximately 5.3% of revenue in the SSS Portfolio, with 1.5% coming from PPA revenue and 3.9% from RECs with Xcel Energy. Located in Alamosa, Colorado, Adams is a state-supported liberal arts university established in 1921. Both Adams and Xcel Energy maintain investment grade credit ratings.

6.	Sacramento County Water Agency - Sacramento County Water Agency (“SCWA”) is the off-taker for the Sacramento County Waste Authority project, which comprises approximately10.6% of revenue in the SSS Portfolio, with 9.5% coming from PPA revenue and 1.1% coming from performance-based incentives with Sacramento Municipality Utility District (“SMUD”). Located in Sacramento, California, SCWA commits to providing safe and reliable drinking water to over 55,000 homes and businesses. SCWA was established in 1952 with the passage of the Sacramento County Water Agency Act. Both SCWA and SMUD maintain investment grade credit ratings.

7.	Tanque Verde School District - Tanque Verde School District (“TVSD”) is the off-taker for the four Tanque Verde School District projects, which comprise approximately 21.9% of revenue in the SSS Portfolio, with 8.4% coming from PPA revenue and 13.5% coming from RECs with Tuscan Electric Power. Located in Tucson, Arizona, TVSD encompasses four schools. Both TVSD and Tuscan Electric Power maintain investment grade credit ratings.

8.	Northern Indiana Public Service Company - Northern Indiana Public Service Company (“NIPSCO”) is the off-taker for the three NIPSCO projects, which comprise approximately 17.0% of revenue in the SSS Portfolio. The projects are located in Goshen, Milford, and Topeka, Indiana. NIPSCO is Indiana’s largest natural gas distributor and second-largest distributor of electricity serving more than one million customers. The off-taker maintains an investment grade credit rating.

9.	South Adams County Water and Sanitation District - The South Adams County Water and Sanitation District (“South Adams”) is the off-taker for the South Adams project, which comprises approximately 4.1% of revenue in the SSS Portfolio with 1.5% coming from the PPA and 3.9% coming from RECs sold to Xcel Energy. Located in Commerce City, Colorado, South Adams was formed in 1953 under the State of Colorado Special District provisions to serve Commerce City. South Adams is the largest combined Water and Sanitation District in the state of Colorado serving nearly 50,000 customers. The off-taker maintains an investment grade credit rating.

Sunny Mountain Portfolio

On August 28, 2014, the company acquired a portfolio of 22 commercial and residential rooftop and ground mounted solar systems comprising approximately 860 kW of generation capacity for a purchase price of $880,000 plus closing costs. The company sold one of the locations in June 2016 for $40,000.

Greenbacker Residential Solar Portfolio

In March 2016, the company made an initial $50,000 investment in the Greenbacker Residential Solar Portfolio to fund due diligence expenses related to the potential acquisition of the large residential solar asset portfolio. On August 8, 2016 the company purchased a controlling interest in a 12.1 MW portfolio of 1,611 residential rooftop solar systems from a subsidiary of OneRoof Energy, Inc. for approximately $19,750,000. The systems are located across seven states including California, New Jersey, Massachusetts, Maryland, New York, Hawaii and Connecticut. All of the energy generated by the systems has been sold under twenty year power purchase agreements to the various residential customers which on average have a FICO Score Rating of Very Good.

With the inclusion of owned and leased assets, the company operates approximately 40 MW of operating solar power facilities throughout the United States and Canada as of June 30, 2016.

Greenbacker Wind Portfolio

The company owns a total of 10.0 MW of operating wind power facilities, using four 1.7 MW and two 1.6 MW General Electric wind turbines, located in Teton County, Montana (the “Fairfield Wind Portfolio”). The project sells power directly to the local public utility, NorthWestern Energy, an investment grade rated utility.

The Fairfield Wind Portfolio has a 20-year fixed-rate PPA, with pricing based on a $0.05444/kWh off peak rate and a $0.09087/kWh on peak rate for the contract period. The system has historically performed in line with production estimates. With the original in-service date being May 1, 2014, there is approximately 18 years remaining on the current PPA. The Fairfield Wind Portfolio also has a contract to sell renewable energy credits to NorthWestern Energy priced at $0.0069/kWh and escalating at 2.5% with a $0.0099/kWh cap.

This investment represents the company’s first wind asset and complements our already diversified solar portfolio. It also represents the company’s first investment in Montana and provides a unique asset in that it generates the majority of its cash flows during the winter months.

Energy Efficiency Loans and Leases

The company maintains three capital leases with AEC-LEDF, LLC related to the ownership of energy efficient lighting fixtures in three commercial locations in Puerto Rico, United States. The combined value of capital leases as of June 30, 2016 is approximately $540,300. The lease period under each of the master lease agreements correspond with underlying equipment service agreements between LED Funding LLC, the seller of the equipment to GREC Energy Efficiency Portfolio, and the owners of the commercial locations.  The equipment service agreement terms range from seven to ten years. At the end of each of the lease terms, ownership of the fixtures is retained by the owners of the commercial locations.

In September 2015, the company entered into a secured loan agreement with Renew AEC One, LLC to fund the installation and purchase of energy efficiency lighting in a warehouse in Pennsylvania. The loan, which is valued at approximately $838,900 as of June 30, 2016, bears an interest rate of 10.25% per annum. The principal is amortized over ten years ending in February 2025.

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of June 30, 2016, all loans were considered current per their terms.

Greenfield Secured Turbine Loan

On June 23, 2016, the company provided a Turbine Supply Loan in the amount of approximately $25.9 million (the “Loan”) to Greenfield Wind Manager, LLC (the “Borrower”) to support the construction of a 25 MW wind generation facility located in Teton County, Montana (the “Project”). The Project was developed by Foundation Windpower LLC (“FWP”) in partnership with a local developer, the counterparty from which Greenbacker purchased the Fairfield Wind Project in December 2015. The term of the loan is the earlier to occur of the project achieving its Commercial Operation Date, expected to occur in October 2016, or December 31, 2016, with an interest rate of 9.5% per annum, payable monthly in arrears, plus an application and commitment fee which is being amortized over the expected life of the loan.

Collateral for the loan includes (i) 100% of FWP’s interest in the Borrower and (ii) security over the turbines purchased as part of the construction of the wind farm. All obligations of the Borrower are also fully guaranteed by FWP. When construction is completed, the facility will consist of 13 General Electric 2.3 megawatt wind turbines that produce an estimated 94,300,000 KWH of power.

Investment Summary

The following table presents the purchases of new or existing investments for the six months ended June 30, 2016 and June 30, 2015:

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Alternative Energy - Solar
Canadian Northern Lights Portfolio	$—	$10,000
East to West Solar Portfolio	200,000	10,900,000
Green Maple Portfolio	3,100,000	3,350,000
Magnolia Sun Portfolio	3,225,000	—
Greenbacker Residential Solar Portfolio	50,000	—
Secured Loans - Other
Greenfield Secured Turbine Loan	25,887,755	—
Total	$32,462,755	$14,260,000

The composition of the company’s investments as of June 30, 2016, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar
Sunny Mountain Portfolio	$884,578	$1,400,245	1.7%
East to West Solar Portfolio	19,800,000	20,266,527	24.5
Green Maple Portfolio	12,600,000	10,234,193	12.4
Magnolia Sun Portfolio	10,775,000	11,714,543	14.2
Canadian Northern Lights Portfolio	1,603,136	1,853,581	2.2
Six States Solar Portfolio	2,300,000	2,714,736	3.3
Greenbacker Residential Solar Portfolio	50,000	49,614	0.1
Alternative Energy - Wind
Greenbacker Wind Portfolio	6,750,000	7,081,465	8.6
Energy Efficiency
GREC Energy Efficiency LLC Portfolio	531,129	540,318	0.7
Renew AEC One, LLC	838,871	838,871	1.0
Secured Loans - Other
Greenfield Secured Turbine Loan	25,887,755	25,887,755	31.3
Total	$82,020,469	$82,581,848	100.0%

The composition of the company’s investments as of December 31, 2015, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar
Sunny Mountain Portfolio	$920,000	$1,329,803	2.6%
Canadian Northern Lights Portfolio	1,603,136	1,562,967	3.0
East to West Solar Portfolio	19,765,000	20,005,027	38.9
Green Maple Portfolio	9,500,000	9,577,290	18.6
Magnolia Sun Portfolio	7,550,000	7,542,723	14.7
Six States Solar Portfolio	2,300,000	2,685,597	5.2
Alternative Energy - Wind
Greenbacker Wind Portfolio	6,750,000	7,093,750	13.8
Energy Efficiency
GREC Energy Efficiency LLC Portfolio	451,705	474,114	0.9
LED Funding – Universidad Project	97,787	97,787	0.2
Renew AEC One, LLC	1,085,508	1,085,508	2.1
Total	$50,023,136	$51,454,566	100.0%

The composition of the company’s investments as of June 30, 2016 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Alternative Energy - Solar	$48,012,714	$48,233,439	58.4%
Alternative Energy - Wind	32,637,755	32,969,220	39.9
Energy Efficiency – Lighting Replacement	1,370,000	1,379,189	1.7
Total	$82,020,469	$82,581,848	100.0%

The composition of the company’s investments as of December 31, 2015 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$41,638,136	$42,703,407	83.0%
Alternative Energy - Wind	6,750,000	7,093,750	13.8
Energy Efficiency – Lighting Replacement	1,635,000	1,657,409	3.2
Total	$50,023,136	$51,454,566	100.0%

Results of Operations

A discussion of the results of operations for the three and six months ended June 30, 2016 and 2015 are as follows:

Revenues. Dividend income for the three and six months ended June 30, 2016 totaled $1,522,713 and $2,169,698, respectively, while interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees) amounted to $122,578 and $132,159, respectively. Dividend income for the three and six months ended June 30, 2015 totaled $632,500 and $690,000, respectively, while interest income earned on our cash and cash equivalents amounted to $1,146 and $1,861, respectively.

The increase in dividend income from the prior year three and six month periods ended June 30, 2015 was primarily attributable to the acquisition of renewable energy projects throughout 2016 along with the inclusion of a full year of dividends from investments made in 2015. As new projects were purchased by the company, the volume of overall electricity generated by our project investments increased which increased net income available for distribution to the company. In addition, due to the seasonality of solar generation throughout the year, a significantly greater amount of electricity was generated for the three months ended June 30, 2016 than during the quarter ended March 31, 2016. We would expect this seasonality to continue whereby the second and third quarters of each year will possess higher solar production, which translates into greater revenues, than the first and fourth quarter.

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

Expenses. For the three and six months ended June 30, 2016, the company incurred $763,295 and $1,441,072 in operating expenses, including the management fees earned by the advisor. Since January 1, 2015, the advisor elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period. Since average annual expenses (as defined in the expense reimbursement agreement) were less than 5% for the three and six months ended June 30, 2016, the company recorded a net $327,150 and $506,040, respectively, payable to the advisor as reimbursement for assumption of past operating expenses. Thus, total expenses, net of expense waiver and reimbursement, for the three and six months ended June 30, 2016 was $1,090,445 and $1,947,112, respectively.

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

For the three and six months ended June 30, 2016, the advisor earned $429,063 and $759,778, respectively, in management fees. While there was an incentive allocation of $916 earned to date by the advisor, the consolidated financial statements reflect a $46,258 decrease in incentive allocation for the three months ended June 30, 2016 and a $173,067 decrease in incentive allocation for the six months ended June 30, 2016, based primarily upon net unrealized depreciation.

For the three and six months ended June 30, 2015, the advisor earned $102,020 and $164,303 in management fees, respectively. While there were no incentive allocations earned to date by the advisor, the financial statements reflect a $9,280 decrease in incentive allocation for the three months ended June 30, 2015, based upon unrealized depreciation, and $67,819 incentive allocation for the six months ended June 30, 2015, based upon net unrealized appreciation.

For the three and six months ended June 30, 2016, Greenbacker Administration, LLC invoiced the company $55,978 and $80,002, respectively, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments.

Lastly, for the three and six months ended June 30, 2016, the company incurred an increase in deferred tax benefits from operations in the amount of $977,234 and $1,257,899, respectively, which was offset by franchise tax expense on various solar facilities of $12,431 and $69,863, respectively. Thus, for the three and six months ended June 30, 2016, the net investment income was $1,519,649 and $1,542,781, respectively, or $0.15 and $0.17, respectively, per share.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments and Translation of Assets and Liabilities Denominated in Foreign Currencies. Net realized and unrealized gains and losses from our investments and net realized and unrealized foreign currency gains and losses on translation of assets and liabilities denominated in foreign currencies are reported separately on the consolidated statements of operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recognized a $4,578 realized gain on the sale of a small solar asset for the three and six months ended June 30, 2016, a net change of $236,004 and $870,051 of unrealized depreciation, respectively, was recorded of which $244,944 and $967,054 of unrealized depreciation, related to change in value of investments and $8,940 and $97,003 of unrealized appreciation, respectively, related to change in value based upon changes in foreign currency exchange rates. The net change in unrealized depreciation on investments is primarily attributable to the acquisition of investments where the fair value of the investment purchased was in excess of the cost to acquire the investment. While we recognized no realized gains or losses for the three and six months ended June 30, 2015, a net change in unrealized depreciation on investments of $46,396 and a net change in unrealized appreciation on investments of $339,094, respectively, was recorded of which $60,884 of unrealized depreciation and $411,227 of unrealized appreciation, related to change in value of investments and $14,488 of unrealized appreciation and $72,133 of unrealized depreciation, respectively, related to change in value based upon changes in foreign currency exchange rates.

Changes in Net Assets from Operations. For the three and six months ended June 30, 2016, we recorded a net increase in net assets resulting from operations of $3,126,515 and $4,400,935, respectively. For the three and six months ended June 30, 2015, we recorded a net increase in net assets resulting from operations of $287,521 and $554,528, respectively.

Changes in Net Assets, Net Asset Value and Offering Prices. Based on the net asset value for the quarter ended December 31, 2015, the offering price of our shares has changed effective February 5, 2016. Effective as of that date, the company commenced selling shares on a continuous basis at a price of $10.048 per Class A share, $9.621 per Class C share and $9.230 per Class I share. Based on the net asset value for the quarter ended March 31, 2016, the offering price of our shares has changed effective May 6, 2016. Effective as of that date, the company commenced selling shares on a continuous basis at a price of $10.068 per Class A share, $9.640 per Class C share, $9.9248 per Class I share, $9.589 per Class P-A share and $8.808 per Class P-I share. Based on the net asset value for the quarter ended June 30, 2016, the offering price of our shares has changed effective August 4, 2016. Effective as of that date, the company commenced selling shares on a continuous basis at a price of $10.227 per Class A share, $9.791 per Class C share, $9.394 per Class I share, $9.739 per Class P-A share and $8.946 per Class P-I share.

Liquidity and Capital Resources

As of June 30, 2016 and December 31, 2015, we had $12,436,986 and $5,889,030 in cash and cash equivalents, respectively. We use our cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

•	the net proceeds of this offering;

•	dividends, fees, and interest earned from our portfolio of investments, as a result of, among other things, cash flows from a project’s power sales;

•	proceeds from sales of assets and capital repayments from investments;

•	financing fees, retainers and structuring fees;

•	incentives and payments from federal, state and/or municipal governments; and

•	potential borrowing capacity under current and future financing sources.

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $10,005,000 and $5,060,000 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West Solar and Green Maple Portfolios, respectively, as of June 30, 2016. The company and GREC provided an unsecured guarantee on the repayment of these loans.

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $10,239,000 and $3,449,000 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West Solar and Green Maple Portfolios, respectively, as of December 31, 2015. The company and GREC provided an unsecured guarantee on the repayment of these loans. During March 2015, the company renegotiated interest rates on all of its outstanding bank loans with interest rates greater than 6.25% to reset the rates at 6.25%, prospectively.

As of June 30, 2016, Williamstown Old Town Road LLC, Novus Royalton LLC, GLC Chester Community Solar LLC, Charter Hill Solar LLC., Pittsford GLC Solar LLC, Hartford Solarfield LLC, and Proctor GLC Solar LLC, all indirect, wholly owned subsidiaries included in the Green Maple Portfolio, individually entered in loan agreements with the VEDA. As of June 30, 2016, the funded amount of the VEDA loans amounted to approximately $5,183,000. The terms of all the loans include 1) a term of one hundred and forty seven (147) months with principal repayments commencing in the fourth month; and 2) interest thereon at a variable rate, tied to VEDAs prime rate (2.25% as of June 30, 2016). While the individual subsidiaries of Green Maple LLC have pledged all their assets as collateral, Green Maple LLC, GREC and the company have individually provided an unsecured guaranty on these loans.

As part of the acquisition of Fairfield Wind Manager LLC (“FWM LLC”) by Greenbacker Wind LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for approximately $12,060,000 in outstanding notes payable collateralized by wind assets held by Fairfield Wind Owner, LLC (“FWO LLC”), an entity which FWM LLC owns 50.01%. The loan earns interest at a variable base rate plus the applicable margin (3.76% as of June 30, 2016), as such terms are defined in the financing agreement.

Since the company maintains operating control over this entity, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries.

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 5.24% as of June 30, 2016.

The following table summarizes the notes payable balances of the company’s operating entities as of June 30, 2016, in addition to committed but undrawn funds on notes payable:

	Interest Rates
	Range	Weighted Average	Maturity Dates	June 30, 2016
Fixed rate notes payable	5.50% - 6.25%	6.01%	02/10/2018 - 03/31/2021	$10,005,000
Floating rate notes payable	2.25% – 5.86%	4.79%	06/02/2021- 05/12/2028	17,119,000
				$27,124,000

The principal payments due on the notes payable for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2016	$712,000
2017	1,549,000
2018	2,650,000
2019	1,587,000
2020	1,662,000
Thereafter	18,964,000
$27,124,000

On July 11, 2016, the company, through an newly formed, indirect, wholly owned subsidiary, GREC Entity HoldCo LLC (the “Borrower”), entered into a Credit Agreement by and among the Borrower, the lenders party thereto and Fifth Third Bank, as administrative agent, as well as swap counterparty. The new credit facility consists of an initial term loan of $4,300,000 (the “Facility 1 Term Loan”) as well as a revolving credit facility in the aggregate principal amount of up to $33,250,000 (the “Revolver"), with $15,950,000 immediately available, that will convert to an additional term loan facility, based upon the amount outstanding on the conversion date, in July 2017 (the “Facility 2 Term Loan”) (collectively, the “Credit Facility”). Both the Facility 1 Term Loan and the Facility 2 Term Loan mature in July 2021.

The company will use the net proceeds of borrowings under the Credit Facility to repay amounts outstanding under a previously existing project loan, for investment in additional alternative energy power generation assets and other general corporate purposes. Loans made under the Credit Facility bear interest at 3.5% in excess of one-month LIBOR. Commitment fees on the average daily unused portion of the Revolver are payable at a rate per annum of 0.25%.

Interest on the Credit Facility is payable on the last day of each month starting as of August 31, 2016. Principal on the Facility 1 Term Loan is payable at a fixed amount of $23,888.89 on the last day of each month based upon a fifteen-year amortization. The Revolver is interest only for the first twelve months. Thereafter, principal will be due monthly with amortization based upon the weighted average power purchase agreement life remaining on the date of conversion to a term loan. Borrowings under the credit facility are secured by the assets, cash, agreements and equity interests in the Borrower and its subsidiaries. The company and its wholly owned subsidiary, Greenbacker Renewable Energy Corporation, are guarantors of the Borrower's obligations under the Credit Facility.

If an event of default shall occur and be continuing under the Credit Facility, the commitments under the Credit Facility may be terminated and the principal amount outstanding under the Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

In the future, we expect that our ongoing sources of financing will be through corporate-level credit facilities or other secured and unsecured borrowings. In addition, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, other sources of capital may include tax equity financings, whereby an investor receives an allocation of tax benefits as well as cash distribution and governmental grants. Tax equity investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the tax equity investors achieve their agreed upon rate of return, they may be entitled to substantially all of the applicable project’s operating cash flow, as well as substantially all of the project’s ITCs, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the tax equity investors reach their target return between 5 and 10 years after the applicable project achieves commercial operation. As a result, a tax equity financing may substantially reduce the cash distributions from the applicable project available for debt service and the period during which the tax equity investors receive most of the cash distributions may last longer than expected if the portfolio company’s energy projects perform below our expectations. While the terms of a tax equity financing may cause cash to be diverted away from the company to the tax equity investor for certain periods specified in the financing arrangement (often five to ten years, measured from commencement of the tax equity financing), then we expect to couple investments where cash is so restrained with other cash flowing investments so as to provide cash for distributions to investors. Our investment strategy will involve a combination of different types of investments, so as to maintain a mix of cash flowing and non-cash flowing investments.

Hedging Activities

We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into derivatives (including swaps) or other financial products in an attempt to hedge our interest rate risk. In connection with the FWO LLC note payable, FWO LLC entered into two interest rate swap agreements with a total notional amount of $12,411,801 to swap the floating rate interest payments under the note payable agreement for corresponding fixed payments. The swap agreements have an effective interest rate of 2.86% and 5.075%, respectively, and an outstanding total notional balance that matches the principal of the loan agreement. The value of the swap agreements as of June 30, 2016 was a total liability in the amount of $2,855,647. FWO LLC did not designate the derivative as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense.

In regard to the Credit Facility, we have entered in an interest rate swap agreement, effective July 29, 2016, with a total notional amount of $4,300,000 to swap the floating rate interest payments on the Facility 1 Term Loan for a corresponding fixed payment. The fixed swap rate is 1.11% with an all-in rate of 4.61% on the Facility 1 Term Loan.

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of June 30, 2016, no sub-advisors have been retained by GCM.

We pay GCM a fee for advisory and management services. The base management fee is calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). The Special Unitholder, an entity affiliated with our advisor, will hold the special unit in our company entitling it to an incentive allocation and distribution. Pursuant to our LLC Agreement, the incentive allocation and distribution, or incentive distribution, will have three parts as follows: the Income Incentive Distribution, Capital Gains Incentive Distribution and the Liquidation Incentive Distribution.

Administration Agreement - Greenbacker Administration, LLC, a Delaware limited liability company and an affiliate of our advisor, will serve as our Administrator. As of June 30, 2016, Greenbacker Administration, LLC has delegated certain of its administrative functions to U.S. Bancorp Fund Services, LLC. Greenbacker Administration, LLC may enter into similar arrangements with other third party administrators, including with respect to cash management and fund accounting services. In the future, Greenbacker Administration, LLC may perform certain asset management and oversight services, as well as asset accounting and administrative services, for the company. It is anticipated, however, that Greenbacker Administration, LLC will delegate such administrative functions to third parties in order to recognize certain operational efficiencies for the benefit of the company.

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Pursuant to various loan agreements between operating subsidiaries of the East to West Solar portfolio and various financial institutions, East to West Solar LLC, a wholly owned subsidiary of GREC, has pledged all of its solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2021. In addition, East to West Solar LLC, GREC and the company have provided an unsecured guaranty on approximately $10,005,000 of term loans as of June 30, 2016.

Pursuant to various loan agreements between operating subsidiaries of the Green Maple portfolio and VEDA, Green Maple LLC, a wholly owned subsidiary of GREC, has pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2027. In addition, Green Maple LLC, GREC and the company have provided an unsecured guaranty on the outstanding principal of term loans, which is approximately $5,060,000 as of June 30, 2016.

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

Recording of a sale of RECs under GAAP is accounted for under Accounting Standards Codification Topic 605, Revenue Recognition. There are no differences in the process and related revenue recognition between REC sales to utilities and non-utility customers. Revenue is recorded in our wholly owned, single member LLCs when all revenue recognition criteria are met, including that: there is persuasive evidence that an arrangement exists (typically through a contract), services rendered through the production of electricity, pricing is fixed and determinable under the contract and collectability is reasonably assured. The accounting policy adopted by our wholly owned, single member LLC’s related to RECs is that the revenue recognition criteria are met when the energy is produced and a REC is generated and transferred to a third party.

Agreement to Purchase Membership Interests in Greenfield Wind Manager: Pursuant to a purchase and sale agreement dated June 24, 2016, the company has committed to purchase Greenfield Wind Manager, LLC (“GWM”), which is in the process of constructing a 25MW wind farm in Teton County, Montana, subject to significant contingencies including, but not limited to, having the wind farm placed in service by December 31, 2016, receipt of certifications from various independent experts on engineering, insurance, environmental and title matters, and evidence of certain tax elections filed. If these conditions are not met by December 31, 2016, the company’s commitment expires. GWM is the borrower on the $25.9 million Turbine Supply Loan issued by the company on June 23, 2016. With the repayment of the turbine supply loan expected to be coincident with the closing of the GWM purchase, the company’s net commitment for additional funds is approximately $11,200,000.

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

The company is building its asset base by purchasing individual operating assets or portfolios of operating assets as gross offering proceeds are raised and cash becomes available. Cash distributions were funded from the following sources for the periods noted below:

	For the three months ended June 30, 2016	For the six months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Cash from operations	$546,993	$546,993	$161,356	$161,356
Offering proceeds	169,897	681,117	—	102,424
Total Cash Distributions	$716,890	$1,228,110	$161,356	$263,780

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $150 million in net assets is reached as well as being fully invested in operating assets. We expect distributions to continue at the current level once we achieve this minimum and we do not anticipate significant changes in the level of distributions in future periods.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the LLC’s annual report on Form 10-K/A for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1*	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2*	Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated October 9, 2013 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3*	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4*	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

24.1*	Power of attorney

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August X, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2016	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: August 12, 2016	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC

