Form 10-Q
period 2016-09-30
Greenbacker Renewable Energy Co LLC
filed 2016-11-14
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, the registrant had 13,678,525 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Consolidated Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments, at fair value (cost of $105,967,157 and $50,023,136, respectively)	$107,672,385	$51,454,566
Cash and cash equivalents	15,993,952	5,889,030
Shareholder receivable	310,668	190,725
Due from advisor, net	-	26,636
Deferred tax assets, net of allowance	5,613,802	650,000
Other assets	18,648	77,518
Total assets	$129,609,455	$58,288,475

LIABILITIES
Credit facility, net of financing costs	$13,291,410	$-
Management fee payable	205,994	91,863
Accounts payable and accrued expenses	486,387	327,799
Shareholder distributions payable	334,152	156,985
Directors fees payable	-	23,750
Due to advisor/dealer manager	253,896	-
Payable for repurchases of common stock	874,642	-
Unearned revenue	399,811	-
Deferred sales commission payable	207,982	-
Total liabilities	$16,054,274	$600,397

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 350,000,000 authorized; 12,973,248 and 6,721,967 shares issued and outstanding, respectively	12,973	6,722
Paid-in capital in excess of par value	110,691,431	57,520,925
Capital contribution from advisor	193,000	193,000
Accumulated deficit	(2,894,299)	(1,591,014)
Accumulated net realized gain on investments	4,578	-
Accumulated unrealized appreciation (depreciation) on investments and foreign currency translation, net of deferred taxes	5,205,537	1,272,186
Total common stockholders’ equity	113,213,220	57,401,819
Special unitholder’s equity	341,961	286,259
Total members’ equity (net assets)	113,555,181	57,688,078
Total liabilities and equity (net assets)	$129,609,455	$58,288,475

Net assets, Class A (shares outstanding of 9,592,994 and 5,420,728, respectively)	$83,880,078	$46,289,968
Net assets, Class C (shares outstanding of 897,204 and 248,456, respectively)	7,621,623	2,121,675
Net assets, Class I (shares outstanding of 2,433,826 and 1,052,783, respectively)	21,281,113	8,990,176
Net assets, Class P-A (shares outstanding of 29,337 and nil, respectively)	256,519	-
Net assets, Class P-I (shares outstanding of 19,887 and nil, respectively)	173,887	-
Total common stockholders’ equity	$113,213,220	$57,401,819

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Investment income:
Dividend income	$1,983,374	$735,000	$4,153,072	$1,425,000
Interest income	1,102,139	5,773	1,234,298	7,634
Total investment income	$3,085,513	$740,773	$5,387,370	$1,432,634

Operating expenses:
Management fee expense	581,393	163,257	1,341,171	327,560
Audit and tax expenses	175,632	65,101	381,679	175,263
Interest and financing expenses	196,296	-	196,296	-
General and administration expenses	94,587	39,723	282,690	134,667
Legal expenses	89,826	12,587	222,137	102,165
Directors fees and expenses	26,031	24,249	74,265	71,000
Insurance expense	14,614	13,686	55,233	58,278
Organizational expenses	-	69,579	35,188	144,654
Other expenses	24,224	16,713	55,016	49,901
Operating expenses before expense waiver and reimbursement	1,202,603	404,895	2,643,675	1,063,488
Expense reimbursement from advisor	130,894	65,355	636,934	(116,811)
Total expenses, net of expense waiver and reimbursement	1,333,497	470,250	3,280,609	946,677
Net investment income before taxes	1,752,016	270,523	2,106,761	485,957
Deferred tax benefit (expense)	(9,352)	-	1,248,547	-
Franchise tax expense	(12,226)	-	(82,089)	-
Net investment income	1,730,438	270,523	3,273,219	485,957

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized gain on investments	-	-	4,578	-
Net change in unrealized appreciation on investments	1,166,483	436,252	199,429	847,479
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities denominated in foreign currencies	(22,634)	(59,779)	74,369	(131,912)
Change in benefit (expense) from deferred taxes on unrealized appreciation on investments	(8,372)	-	3,715,255	-
Net increase in net assets resulting from operations	2,865,915	646,996	7,266,850	1,201,524
Net decrease in net assets attributed to special unitholder	(228,769)	(75,295)	(55,702)	(143,114)
Net increase in net assets attributed to common stockholders	$2,637,146	$571,701	$7,211,148	$1,058,410

Common stock per share information —basic and diluted:
Net investment income	$0.14	$0.07	$0.32	$0.19
Net increase in net assets attributed to common stockholders	$0.22	$0.15	$0.71	$0.41
Weighted average common shares outstanding	12,101,964	3,784,362	10,109,329	2,555,916

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF NET ASSETS

For the nine months ended September 30, 2016

(unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Capital contribution from advisor	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation on investments and foreign currency translation, net of deferred taxes	Common stockholders' equity	Special unitholder's equity	Total members' equity (net assets)
Balances at December 31, 2015	6,721,967	$6,722	$57,520,925	$193,000	$(1,591,014)	$-	$1,272,186	$57,401,819	$286,259	$57,688,078

Proceeds from issuance of common stock, net	6,185,742	6,186	55,953,924	-	-	-	-	55,960,110	-	55,960,110

Issuance of common stock under distribution reinvestment plan	250,279	250	2,281,029	-	-	-	-	2,281,279	-	2,281,279

Repurchases of common stock	(184,740)	(185)	(1,691,845)	-	-	-	-	(1,692,030)	-	(1,692,030)

Offering costs	-	-	(3,372,602)	-	-	-	-	(3,372,602)	-	(3,372,602)

Shareholder distributions	-	-	-	-	(4,576,504)	-	-	(4,576,504)	-	(4,576,504)

Net investment income	-	-	-	-	3,273,219	-	-	3,273,219	-	3,273,219

Net realized gain on investments	-	-	-	-	-	4,578	-	4,578	-	4,578

Net unrealized appreciation on investments	-	-	-	-	-	-	143,727	143,727	55,702	199,429

Net change in unrealized appreciation on translation of assets and liabilities denominated in foreign currencies	-	-	-	-	-	-	74,369	74,369	-	74,369

Change in benefit from deferred taxes on unrealized appreciation on investments	-	-	-	-	-	-	3,715,255	3,715,255	-	3,715,255

Balances at September 30, 2016	12,973,248	$12,973	$110,691,431	$193,000	$(2,894,299)	$4,578	$5,205,537	$113,213,220	$341,961	$113,555,181

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF NET ASSETS

For the nine months ended September 30, 2015

(unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Capital contribution from advisor	Accumulated deficit	Accumulated unrealized appreciation (depreciation) on investments and foreign currency translation, net of deferred taxes	Common stockholders' equity	Special unitholder's equity	Total members' equity (net assets)
Balances at December 31, 2014	1,236,345	$1,236	$10,609,460	$193,000	$(340,406)	$39,519	$10,502,809	$9,846	$10,512,655

Proceeds from issuance of common stock, net	3,299,347	3,299	29,773,494	-	-	-	29,776,793	-	29,776,793

Issuance of common stock under distribution reinvestment plan	61,447	62	554,500	-	-	-	554,562	-	554,562

Repurchases of common stock	(15,000)	(15)	(135,360)	-	-	-	(135,375)	-	(135,375)

Offering costs	-	-	(1,587,691)	-	-	-	(1,587,691)	-	(1,587,691)

Shareholder distributions	-	-	-	-	(1,139,248)	-	(1,139,248)	-	(1,139,248)

Net investment income	-	-	-	-	485,957	-	485,957	-	485,957

Net unrealized appreciation on investments	-	-	-	-	-	704,365	704,365	143,114	847,479

Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	-	-	-	-	-	(131,912)	(131,912)	-	(131,912)

Balances at September 30, 2015	4,582,139	$4,582	$39,214,403	$193,000	$(993,697)	$611,972	$39,030,260	$152,960	$39,183,220

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015

Operating activities:
Net increase in net assets from operations	$7,266,850	$1,201,524
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Amortization of deferred financing costs	44,683	-
Purchase of investments	(56,194,443)	(26,388,695)
Proceeds from principal payments and sales of investments	255,000	-
Net realized gain on investments	(4,578)	-
Net change in unrealized (appreciation) on investments	(199,429)	(847,479)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities denominated in foreign currencies	(74,369)	131,912
(Increase) decrease in other assets:
Due from advisor, net	26,636	49,291
Deferred tax assets, net of allowance	(4,963,802)	-
Other assets	58,870	(18,936)
Increase (decrease) in other liabilities:
Due to advisor/dealer manager	-	71,532
Management fee payable	114,131	46,347
Accounts payable and accrued expenses	158,588	14,747
Directors fees payable	(23,750)	-
Unearned revenue	399,811	-
Net cash used in operating activities	(53,135,802)	(25,739,757)

Financing activities:
Borrowings on Credit facility	14,252,222	-
Payments of financing costs	(1,005,494)	-
Proceeds from issuance of shares of common stock, net	56,048,148	29,896,867
Distributions paid	(2,118,057)	(510,801)
Offering costs	(3,372,602)	(1,587,691)
Repurchases of common stock	(817,389)	-
Due to advisor/dealer manager re: Offering costs	253,896	23,159
Proceeds from capital contribution from advisor	-	193,000
Net cash provided by financing activities	63,240,724	28,014,534

Net increase in cash and cash equivalents	10,104,922	2,274,777
Cash and cash equivalents, beginning of period	5,889,030	7,567,061
Cash and cash equivalents, end of period	$15,993,952	$9,841,838

Supplemental disclosure of cash flow information:
Shareholder distribution payable	$334,152	$104,797
Shareholder distributions reinvested in common stock	$2,281,279	$554,562
Payable for repurchases of common stock	$874,642	$135,375
Cash interest paid during the period	$121,878	$-

Non cash financial activities
Shareholder receivable from sale of common stock	$310,668	$128,117

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2016

(unaudited)

Investments	Industry	Fees	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar					100% Ownership	$884,578	$1,380,394	1.2%

East to West Solar Portfolio	Alternative Energy - Solar					100% Ownership	23,223,874	23,354,632	20.6%

Green Maple Portfolio	Alternative Energy - Solar					100% Ownership	12,800,000	10,306,295	9.1%

Magnolia Sun Portfolio	Alternative Energy - Solar					100% Ownership	10,775,000	11,531,875	10.2%

Six States Solar Portfolio	Alternative Energy - Solar					100% Ownership	2,300,000	2,659,976	2.3%

Greenbacker Residential Solar Portfolio	Alternative Energy - Solar					Managing Member, majority equity owner	19,850,000	22,508,086	19.8%

Greenbacker Wind Portfolio	Alternative Energy - Wind					100% Ownership	7,160,000	6,651,604	5.9%

GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement					100% Ownership	506,227	541,899	0.5%

Total Limited Liability Company Member Interests - Not readily marketable: 69.6%							$77,499,679	$78,934,761	69.6%

Energy Efficiency Secured Loans - Not readily marketable
Renew AEC One, LLC	Energy Efficiency - Lighting Replacement		10.25	% (b)	2/24/2025	$818,871	818,871	818,871	0.7%

Total Energy Efficiency Secured Loans - Not readily marketable: 0.7%							$818,871	$818,871	0.7%

Secured Loans - Other - Not readily marketable

Greenfield Secured Turbine Loan	Alternative Energy - Wind	(c)	9.50%		12/31/2016	26,045,471	26,045,471	26,045,471	22.9%

Total Secured Loans - Other- Not readily marketable: 22.9%							$26,045,471	$26,045,471	22.9%

Total United States Investments: 93.2%							$104,364,021	$105,799,103	93.2%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar					100% Ownership	$1,603,136	$1,873,282	1.6%
Total Canadian Investments: 1.6%							$1,603,136	$1,873,282	1.6%

INVESTMENTS: 94.8%							$105,967,157	$107,672,385	94.8%

OTHER ASSETS IN EXCESS OF LIABILITIES: 5.2%								5,882,796	5.2%

TOTAL NET ASSETS: 100.0%								$113,555,181	100.0%

(a) Percentages are based on net assets of $113,555,181 as of September 30, 2016.

(b) Per the loan agreement, interest commenced on January 24, 2016.

(c) Application and commitment fees of $916,633 are being amortized over the term of the loan.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

Investments	Industry	Interest		Fees (c)	Maturity	Maximum Commitment	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar						100% Ownership	$920,000	$1,329,803	2.3%
East to West Solar Portfolio	Alternative Energy - Solar						100% Ownership	19,765,000	20,005,027	34.7%
Green Maple Portfolio	Alternative Energy - Solar						100% Ownership	9,500,000	9,577,290	16.6%
Magnolia Sun Portfolio	Alternative Energy - Solar						100% Ownership	7,550,000	7,542,723	13.1%
Six States Solar Portfolio	Alternative Energy - Solar						100% Ownership	2,300,000	2,685,597	4.7%
Greenbacker Wind Portfolio	Alternative Energy - Wind						100% Ownership	6,750,000	7,093,750	12.3%
GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement						100% Ownership	451,705	474,114	0.7%
Total Limited Liability Company Member Interests - Not readily marketable: 84.4%								$47,236,705	$48,708,304	84.4%

Energy Efficiency Secured Loans - Not readily marketable
LED Funding – Universidad Project	Energy Efficiency - Lighting Replacement	10.00%		2.00%	12/31/2015	$185,000	$97,787	97,787	97,787	0.2%
Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25	% (b)	0.00%	2/24/2025	$1,100,000	$1,085,508	1,085,508	1,085,508	1.9%
Total Energy Efficiency Secured Loans - Not readily marketable: 2.1%								$1,183,295	$1,183,295	2.1%
Total United States Investments:86.5%								$48,420,000	$49,891,599	86.5%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar						100% Ownership	$1,603,136	$1,562,967	2.7%
Total Canadian Investments: 2.7%								$1,603,136	$1,562,967	2.7%

INVESTMENTS: 89.2%								$50,023,136	$51,454,566	89.2%

OTHER ASSETS IN EXCESS OF LIABILITIES: 10.8%									6,233,512	10.8%

TOTAL NET ASSETS: 100.0%									$57,688,078	100.0%

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

September 30, 2016 (unaudited)

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

Pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01), the company is offering on a continuous basis up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 of shares pursuant to a distribution reinvestment plan (“DRP”), on a “best efforts” basis through SC Distributors, LLC, the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The company is publicly offering three classes of shares, Class A, C and I shares, in any combination with a dollar value up to the maximum offering amount. In addition, the company is privately offering two classes of shares, Class P-A and P-I shares. The share classes have different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted a DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. The company reserves the right to reallocate the offered shares within each offering between each and any share class and between its public offering and the DRP.

Each quarter, our advisor, utilizing the services of an independent valuation firm when necessary, reviews and approves the net asset value for each class of shares, subject to the oversight of the company’s board of directors. The company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the net asset value per share on the most recent valuation date increases above or decreases below the net proceeds per share, the company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below net asset value per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement. The company’s shares are offered in the primary offering at a price based on the most recent valuation, plus related selling commissions, dealer manager fees and organization and offering expenses. Five days after the completion of each quarter end valuation, shares will be offered pursuant to the DRP at a price equal to the current offering price per each class of shares, less the sales selling commissions and dealer manager fees associated with that class of shares in the primary offering.

An inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross revenue and income, reduce our flexibility to implement the company’s business plans, and could adversely affect our ability to make distributions.

The company has initially focused on solar energy and wind energy projects as well as energy efficiency projects. The company believes solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes. Thus, the company expects they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives, make wind energy and other types of projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established and it is a relatively simple process to integrate new acquisitions and projects into our portfolio. Unlike solar energy projects, maximum wind power energy generation generally occurs in the winter months as the occurrence of wind is usually greater than in the summer months. Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem an opportunity attractive, other energy and sustainability related assets and businesses.

As of September 30, 2016, the company has made solar, wind and energy efficiency investments in nine portfolios, eight domiciled in the United States and one in Canada, as well as one energy efficiency secured loan and one loan secured by wind turbines in the United States (See Note 3). As of December 31, 2015, the company had made solar and wind investments in seven portfolios, six domiciled in the United States and one in Canada, as well as certain energy efficiency secured loans and leases in the United States.

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

The financial information associated with the September 30, 2016 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The September 30, 2016 financial information has not been audited by the independent registered public accounting firm and they do not express an opinion thereon.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of September 30, 2016 and December 31, 2015.

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

Net unrealized currency gains and losses arising from valuing foreign currency denominated assets and liabilities at the current exchange rate are reflected as part of net change in unrealized appreciation (depreciation) on translation of assets and liabilities denominated in foreign currencies.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common stockholders per share for the three and nine months ended September 30, 2016 and September 30, 2015:

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Basic and diluted
Net increase in net assets attributed to common stockholders	$2,637,146	$571,701	$7,211,148	$1,058,410
Weighted average common shares outstanding	12,101,964	3,784,362	10,109,329	2,555,916
Net increase in net assets attributed to common stockholders per share	$0.22	$0.15	$0.71	$0.41

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

Payment-in-Kind Interest

For loans and debt securities with contractual payment-in-kind interest, any interest will be added to the principal balance of such investments and be recorded as income, if the valuation indicates that such interest is collectible.

Distribution Policy

Distributions to members, if any, will be authorized and declared by our board of directors quarterly in advance and paid on a monthly basis. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our board of directors. Distributions will be made on all classes of shares at the same time. The cash distributions with respect to the Class C shares will be lower than the cash distributions with respect the company’s other publicly offered share classes because of the distribution fee associated with the Class C shares, which is allocated specifically to Class C net assets. Amounts distributed to each class are allocated amongst the holders of the shares in such class in proportion to their shares. Distributions declared by our board of directors are recognized as distribution liabilities on the ex-dividend date.

Organization and Offering Costs

Organization and offering costs (“O&O costs”), other than sales commissions and the dealer manager fee, are initially being paid by our advisor and/or dealer manager on behalf of the company. These O&O costs include all costs to be paid by the company in connection with its formation and the offering of its shares pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) and a private placement memorandum, including legal, accounting, printing, mailing and filing fees, charges of the company’s escrow holder, transfer agent fees, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the offering and marketing process, and preparing supplemental sales materials, holding educational conferences and attending retail seminars conducted by broker-dealers. While the total O&O costs for the public offering shall be reasonable and shall in no event exceed an amount equal to 15% of the gross proceeds of this offering and the DRP, the company is currently targeting no more than 4% of the gross proceeds for O&O costs other than sales commissions and dealer manager fees. The company is obligated to reimburse our advisor for O&O costs that it incurs on behalf of the company, in accordance with the advisory agreement, but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the company to exceed 15% of gross offering proceeds as of the date of reimbursement.

The costs incurred by our advisor and/or dealer manager are recognized as a liability of the company to the extent that the company is obligated to reimburse our advisor and/or dealer manager, subject to the 15% of gross offering proceeds limitation described above. When recognized by the company, organizational costs are expensed and offering costs, excluding selling commissions and dealer manager fees, are recognized as a reduction of the proceeds from the offering.

The following table provides information in regard to the status of O&O costs (in 000’s) as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Total O&O Costs Incurred by the Advisor and Dealer Manager	$7,236	$5,913
Amounts previously reimbursed to the Advisor/Dealer Manager by the company	6,810	3,577
Amounts payable to Advisor/Dealer Manager by the company	254	79
Amount of the contingent liability subject to payment by the company only upon adequate gross offering proceeds raised	172	2,257

Financing Costs

Financing costs related to debt liabilities incurred by the company, GREC or any wholly-owned holding company formed specifically to be a credit agreement counterparty are presented on the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability.

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive distribution will be earned by an affiliate of our advisor on realized gains from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive distribution, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the company will include unrealized gains in the calculation of the capital gains incentive distribution expense and related capital gains incentive fee payable. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are actually realized. Thus on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period. As of September 30, 2016 and December 31, 2015, a capital gains incentive distribution allocation in the amount of $341,961 and $286,259, respectively, was recorded based primarily upon unrealized gains.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the date which approximates an expected liquidity event for the company. Prior to June 30, 2016, the company did not record a liability at time of the sale for expected deferred sales commissions. As of September 30, 2016, the company has recorded a liability for deferred sales commissions in the amount of $207,982.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Derivative Instruments

The company may utilize interest rate swaps to modify interest rate characteristics of certain liabilities to manage its exposure to interest rate fluctuations. Changes in the fair value of the interest rate swaps during the period are recognized in the accompanying consolidated statements of operations where the company, GREC or any wholly-owned holding company formed specifically to be a credit agreement counterparty is the counterparty and in the change in fair value of investments if a subsidiary of the company is the counterparty.

While we are currently of the opinion that the currency fluctuation between the Canadian and U.S. Dollar will not have a material impact on our operating results, we may in the future enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk if we believe not doing so would have a material impact on our results of operations.

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

The company assessed its tax positions for all open tax years as of September 30, 2016 for all U.S. federal and state tax jurisdictions for the years 2012 through 2015. The results of this assessment are included in the company’s tax provision and deferred tax assets as of September 30, 2016.

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

Updated Footnote Disclosure

Certain footnote disclosures have been updated to enhance information presented pertaining to the value of shares sold and shares issued through the reinvestment of distributions. The impact of these additional disclosures is not material to the previously issued consolidated financial statements as of and for the three and nine months ended September 30, 2015.

Note 3. Investments

The composition of the company’s investments as of September 30, 2016, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar:
Sunny Mountain Portfolio	$884,578	$1,380,394	1.3%
East to West Solar Portfolio	23,223,874	23,354,632	21.7
Green Maple Portfolio	12,800,000	10,306,295	9.6
Magnolia Sun Portfolio	10,775,000	11,531,875	10.7
Canadian Northern Lights Portfolio	1,603,136	1,873,282	1.7
Six States Solar Portfolio	2,300,000	2,659,976	2.5
Greenbacker Residential Solar Portfolio	19,850,000	22,508,086	20.9
Subtotal	$71,436,588	$73,614,540	68.4%
Alternative Energy - Wind:
Greenbacker Wind Portfolio	$7,160,000	$6,651,604	6.1%
Subtotal	$7,160,000	$6,651,604	6.1%
Energy Efficiency:
GREC Energy Efficiency LLC Portfolio	$506,227	$541,899	0.5%
Renew AEC One, LLC	818,871	818,871	0.8
Subtotal	$1,325,098	$1,360,770	1.3%
Secured Loans - Other:
Greenfield Secured Turbine Loan	$26,045,471	$26,045,471	24.2%
Subtotal	$26,045,471	$26,045,471	24.2%
Total	$105,967,157	$107,672,385	100.0%

The composition of the company’s investments as of December 31, 2015, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar:
Sunny Mountain Portfolio	$920,000	$1,329,803	2.6%
East to West Solar Portfolio	19,765,000	20,005,027	38.9
Green Maple Portfolio	9,500,000	9,577,290	18.6
Magnolia Sun Portfolio	7,550,000	7,542,723	14.7
Canadian Northern Lights Portfolio	1,603,136	1,562,967	3.0
Six States Solar Portfolio	2,300,000	2,685,597	5.2
Subtotal	$41,638,136	$42,703,407	83.0%
Alternative Energy - Wind:
Greenbacker Wind Portfolio	$6,750,000	$7,093,750	13.8%
Subtotal	$6,750,000	$7,093,750	13.8%
Energy Efficiency:
GREC Energy Efficiency LLC Portfolio	$451,705	$474,114	0.9%
LED Funding – Universidad Project	97,787	97,787	0.2
Renew AEC One, LLC	1,085,508	1,085,508	2.1
Subtotal	$1,635,000	$1,657,409	3.2%
Total	$50,023,136	$51,454,566	100.0%

 The counterparty to all the energy efficiency investments held by the company as of September 30, 2016 and December 31, 2015 is a related party (See Note 5).

The composition of the company’s investments as of September 30, 2016 by geographic region, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
Mountain Region	$37,070,391	$37,183,734	34.5%
East Region	31,292,651	31,119,610	29.0
South Region	29,896,673	30,719,832	28.5
West Region	5,169,840	5,762,762	5.4
Mid-West Region	934,466	1,013,165	0.9
Total United States	$104,364,021	$105,799,103	98.3%
Canada:	1,603,136	1,873,282	1.7
Total	$105,967,157	$107,672,385	100.0%

The composition of the company’s investments as of December 31, 2015 by geographic region, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
South Region	$24,919,749	$25,139,147	48.9%
Northeast Region	11,124,945	11,268,268	21.9
Mountain Region	10,259,953	11,133,946	21.6
West Region	1,247,582	1,396,242	2.7
Mid-West Region	867,771	953,996	1.9
Total United States	$48,420,000	$49,891,599	97.0%
Canada:	1,603,136	1,562,967	3.0
Total	$50,023,136	$51,454,566	100.0%

The composition of the company’s investments as of September 30, 2016 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$71,436,588	$73,614,540	68.4%
Alternative Energy - Wind	33,205,471	32,697,075	30.3
Energy Efficiency - Lighting Replacement	1,325,098	1,360,770	1.3
Total	$105,967,157	$107,672,385	100.0%

The composition of the company’s investments as of December 31, 2015 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$41,638,136	$42,703,407	83.0%
Alternative Energy - Wind	6,750,000	7,093,750	13.8
Energy Efficiency - Lighting Replacement	1,635,000	1,657,409	3.2
Total	$50,023,136	$51,454,566	100.0%

Investments held as of September 30, 2016 and December 31, 2015 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company, have greater than 50% representation on such company’s board of directors or investments in limited liability companies for which the company serves as a managing member.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investments, by major class, as of September 30, 2016, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$78,934,761	$78,934,761
Capital Stock	—	—	1,873,282	1,873,282
Energy Efficiency – Secured Loans	—	—	818,871	818,871
Secured Loans - Other	—	—	26,045,471	26,045,471
Total	$—	$—	$107,672,385	$107,672,385

The following table presents fair value measurements of investments, by major class, as of December 31, 2015, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$48,708,304	$48,708,304
Capital Stock	—	—	1,562,967	1,562,967
Energy Efficiency – Secured Loans	—	—	1,183,295	1,183,295
Total	$—	$—	$51,454,566	$51,454,566

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2016:

	Balance as of December 31, 2015	Net change in unrealized appreciation (depreciation) on investments	Realized gain	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Sales and Repayments of investments (2)	Transfers in	Transfers out	Balance as of September 30, 2016
Limited Liability Company Member Interests	$48,708,304	$(36,517)	$4,578	$-	$30,168,972	$(205,000)	$294,424	$-	$78,934,761
Capital Stock	1,562,967	235,946	-	74,369	-	-	-	-	1,873,282
Energy Efficiency - Secured Loans	1,183,295	-	-	-	(20,000)	(50,000)	-	(294,424)	818,871
Secured Loans - Other	-	-	-	-	26,045,471	-	-	-	26,045,471
Total	$51,454,566	$199,429	$4,578	$74,369	$56,194,443	$(255,000)	$294,424	$(294,424)	$107,672,385

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, return of capital and additional investments in existing investments, if any.
(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments for the three and nine months ended September 30, 2016 attributable to Level 3 investments still held at September 30, 2016 was $1,166,483 and $199,429, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur.

Net change in unrealized appreciation on investments at fair value for the three and nine months ended September 30, 2016 was $1,166,483 and $199,429, respectively, included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. Net realized gains on investments for the three and nine months ended September 30, 2016 was nil and $4,578, respectively.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2015:

	Balance as of December 31, 2014	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Balance as of September 30, 2015
Limited Liability Company Member Interests	$1,688,792	$631,628	$—	$25,050,000	$27,370,420
Capital Stock	1,048,709	215,851	(131,912)	10,000	1,142,648
Energy Efficiency Secured Loans	—	—	—	1,328,695	1,328,695
Total	$2,737,501	$847,479	$(131,912)	$26,388,695	$29,841,763

(1)	Includes purchases of new investments, capitalized deal costs and effects of purchase price adjustments, if any.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2015 attributable to Level 3 investments still held at September 30, 2015 was $436,252 and $847,479, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the nine months ended September 30, 2015.

Net change in unrealized appreciation on investments at fair value for the three and nine months ended September 30, 2015 was $436,252 and $847,479, respectively, included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. There were no net realized gains or losses on investments at fair value for the three and nine months ended September 30, 2015.

As of September 30, 2016, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of September 30, 2016:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy - Solar	$73,614,540	Income, cost and market approach	Discount rate, future kWh Production, and estimated remaining useful life	7.0% - 8.30%, 0.50% annual degradation in production, 31.7 years
Alternative Energy – Wind	$6,651,604	Income and cost approach	Discount rate, future kWh Production, and estimated remaining useful life	7.75%, 0.50% annual degradation in production, 33.3 years
Energy Efficiency- Secured Loans and Leases– Lighting Replacement	$1,360,770	Income and collateral based approach	Market yields and value of collateral	10.25% - 21.31%
Secured Loans– Other	$26,045,471	Income and cost approach	Discount rate and value of collateral	9.5%

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

Note 5. Related Party Agreements And Transactions Agreements

The company has executed advisory and administration agreements with the advisor and Greenbacker Administration, LLC, our administrator, respectively, as well as a dealer manager agreement with the dealer manager, which entitles the advisor, certain affiliates of the advisor, and the dealer manager to specified fees upon the provision of certain services with regard to the offering of the company’s shares and the ongoing management of the company as well as reimbursement of O&O costs incurred by the advisor and the dealer manager on behalf of the company (as discussed in Note 2) and certain other operating costs incurred by the advisor on behalf of the company. The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor, and “special unit”, refers to the special unit of limited liability company interest in GREC entitling the Special Unitholder to an incentive allocation and distribution. In addition, the company and the advisor entered into an expense reimbursement agreement whereby the advisor agrees to reimburse the company for certain expenses above certain limits and be repaid when the company’s expenses are reduced below that threshold. The fees and reimbursement obligations are as follows:

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	Up to 7% of gross offering proceeds from the sale of Class A and Class P-A shares and up to 3% of gross offering proceeds from the sale of Class C shares. No selling commission will be paid with respect to Class I or Class P-I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker- dealers.

Dealer Manager Fee — Dealer Manager	Up to 2.75% of gross offering proceeds from the sale of Class A, P-A and C shares, and 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager may re-allow a portion of its dealer manager fee to selected broker-dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company will pay the dealer manager a distribution fee that accrues daily in an amount equal to 1/366th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers. Commencing as of June 30, 2016, the company estimates the amount of distribution fees expected to be paid and records that liability at the time of sale.

O&O costs — Advisor	The company reimburses the advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. The company has currently targeted an offering expense ratio of 4.0% for O&O costs over the term of this public offering.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

Incentive Allocation and Distribution — Special Unitholder	The incentive distribution to which the Special Unitholder is entitled to will be calculated and payable quarterly in arrears based on the pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means interest income, dividend and distribution income from equity investments (excluding that portion of distributions that are treated as return of capital) and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus the operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with the company’s Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes.

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

Capital Gains Incentive Distribution — Special Unitholder	The capital gains incentive distribution will be determined and payable to the Special Unitholder in arrears as of the end of each fiscal quarter (or upon termination of the advisory agreement, as of the termination date) to the Special Unitholder, and will equal 20.0% of the company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any capital gain incentive distributions.

Liquidation Incentive Distribution — Special Unitholder	The liquidation incentive distribution payable to the Special Unitholder will equal 20.0% of the net proceeds from a liquidation of the company (other than in connection with a listing, as described below) in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital shall mean: cumulative gross proceeds generated from sales of shares (including the DRP) reduced for distributions to members of proceeds from non-liquidation dispositions of our assets and amounts paid for share repurchases pursuant to the Share Repurchase Program. In the event of any liquidity event that involves a listing of the company’s shares, or a transaction in which the company’s members receive shares of a company that is listed, on a national securities exchange, the liquidation incentive distribution will equal 20% of the amount, if any, by which the company’s listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing (the “listing premium”). Any such listing premium and related liquidation incentive distribution will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.

Operating Expense and Expense Assumption and Reimbursement Agreement	The company will reimburse the advisor’s cost of providing administrative services, legal, accounting and printing. The company will not reimburse the advisor for the salaries and benefits to be paid to the named executive officers. For the period beginning with the company’s breaking of escrow and beginning operations on April 25, 2014, and ending December 31, 2014, advisor assumed operating expenses for the company in an amount sufficient to keep total annual operating expenses (exclusive of interest, taxes dividend expense, borrowing costs, organizational and extraordinary expenses) of the company (“Expenses”) at percentages of average net assets of such class for any calculation period no higher than 5.0% for Class A, C and I shares (the “Maximum Rates”), and (ii) the company shall reimburse advisor, within 30 days of delivery of a request in proper form, for such Expenses, provided that such repayments do not cause the total Expenses attributable to a share class during the year of repayment to exceed the Maximum Rates. The expense reimbursement agreement was amended in December 2014 and again in November 2015 to continue until the earlier of December 31, 2016 or the end of the company’s continuous public offering. No repayments by the company to advisor shall be permitted after the earlier of (i) the company’s offering has expired or is terminated or (ii) December 31, 2016. Furthermore, if the advisory agreement is terminated or not renewed, the advisor will have no further obligation to limit expenses per the expense reimbursement agreement and the company will not have any further obligation to reimburse the advisor for expenses not reimbursed as of the date of the termination.

For the three and nine months ended September 30, 2016, the company incurred $1,202,603 and $2,643,675, respectively, in operating expenses, including the management fees earned by the advisor. For the three and nine months ended September 30, 2015, the company incurred $404,895 and $1,063,488, respectively, in operating expenses, including the management fees earned by the advisor. Since January 1, 2015, the advisor has elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets. While the advisor assumed responsibility for $872,006 of the company’s operating expenses under the expense reimbursement agreement since inception, as of September 30, 2016, the company had fully reimbursed the advisor for previously assumed operating expenses. For the three and nine months ended September 30, 2016, the company recorded a net payable to the advisor of $130,894 and $636,934, respectively, as reimbursement for assumption of past operating expenses. For the three months ended September 30, 2015, the company recorded a net payable to the advisor of $65,355 as reimbursement for assumption of past operating expenses. For the nine months ended September 30, 2015, the advisor assumed responsibility for $116,811 of the company’s operating expenses under the expense reimbursement agreement.

For the three and nine months ended September 30, 2016, the advisor earned $581,393 and $1,341,171, respectively, in management fees. For the three and nine months ended September 30, 2015, the advisor earned $163,257 and $327,560, respectively, in management fees. While there was an incentive allocation of $916 earned to date by the advisor, the consolidated financial statements reflect a $228,769 incentive allocation for the three months ended September 30, 2016 and a $55,702 incentive allocation for the nine months ended September 30, 2016, based primarily upon unrealized appreciation on investments. The consolidated financial statements reflect a $75,295 incentive allocation for the three months ended September 30, 2015, and $143,114 incentive allocation for the nine months ended September 30, 2015, based upon net unrealized appreciation.

As of September 30, 2016, due to advisor/dealer manager on the consolidated statements of assets and liabilities in the amount of $253,896 is solely comprised of a payable to the advisor/dealer manager for reimbursable Organization and Offering Costs. As of December 31, 2015, due from advisor on the consolidated statements of assets and liabilities in the amount of $26,636 is comprised of $106,044 due from the advisor in connection with the expense reimbursement agreement combined with a payable to the advisor for reimbursable Organization and Offering Costs in the amount of $79,408. As of December 31, 2015, there were no amounts due to the dealer manager. The company, dealer manager and advisor plan to cash settle any amounts due to/from advisor/dealer manager on a quarterly basis.

For the three and nine months ended September 30, 2016, the company paid $295,387 and $1,040,263, respectively, in dealer manager fees and $985,721 and $3,645,218, respectively, in selling commission to the company’s dealer manager, SC Distributors. For the three and nine months ended September 30, 2015, the company paid $258,344 and $512,554 in dealer manager fees and $1,120,760 and $2,038,061, respectively, in selling commission to the company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the company’s consolidated statements of operations.

For the three and nine months ended September 30, 2016, Greenbacker Administration, LLC invoiced the company $48,972 and $128,973, respectively, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments.

As of September 30, 2016 and December 31, 2015, respectively, the advisor owned 23,081 and 21,959 Class A shares while an affiliate of the advisor owned 120,266 and 185,721 Class A shares.

Transactions

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One, LLC (“AEC Companies”). All of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of September 30, 2016, all loans and operating leases are considered current per their terms.

Note 6. Borrowings

On July 11, 2016, the company, through a newly formed, indirect, wholly owned subsidiary, GREC Entity HoldCo LLC (the “Borrower”), entered into a Credit Agreement by and among the Borrower, the lenders party thereto and Fifth Third Bank, as administrative agent, as well as swap counterparty. The new credit facility consists of an initial term loan of $4,300,000 (the “Facility 1 Term Loan”) as well as a revolving credit facility in the aggregate principal amount of up to $33,250,000 (the “Revolver"), with $15,950,000 immediately available, that will convert to an additional term loan facility, based upon the amount outstanding on the conversion date, in July 2017 (the “Facility 2 Term Loan”) (collectively, the “Credit Facility”). Both the Facility 1 Term Loan and the Facility 2 Term Loan mature in July 2021. Financing costs of $1,005,494 related to the credit facility have been capitalized and are being amortized over the term of the Facility 1 Term Loan.

The company used the net proceeds of borrowings under the Facility 1 Term Loan to repay amounts outstanding under a previously existing project loan. The net proceeds of borrowings under the Revolver will be used for investment in additional alternative energy power generation assets and other general corporate purposes. Loans made under the Credit Facility bear interest at 3.5% in excess of one-month LIBOR. Commitment fees on the average daily unused portion of the Revolver are payable at a rate per annum of 0.25%.

Interest on the Credit Facility is payable on the last day of each month starting as of August 31, 2016. Principal on the Facility 1 Term Loan is payable at a fixed amount of $23,889 on the last day of each month based upon a fifteen-year amortization. The Revolver is interest only for the first twelve months. Thereafter, the Revolver converts to the Facility 2 Term Loan whereby principal will be due monthly with amortization based upon the weighted average power purchase agreement life remaining on the date of conversion. Borrowings under the credit facility are secured by the assets, cash, agreements and equity interests in the Borrower and its subsidiaries. The company and its wholly owned subsidiary, GREC, are guarantors of the Borrower's obligations under the Credit Facility.

If an event of default shall occur and be continuing under the Credit Facility, the commitments under the Credit Facility may be terminated and the principal amount outstanding under the Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

The Company’s outstanding debt as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016			December 31, 2015
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value
Revolver	$15,950,000	$10,000,000	$10,000,000	$—	$—	$—
Facility 1 Term Loan (1)	—	4,252,222	4,252,222	—	—	—
Total	$15,950,000	$14,252,222	$14,252,222	$—	$—	$—

(1)	Balance excludes deferred financing costs of $960,812 as of September 30, 2016.

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the period July 11, 2016 through September 30, 2016:

For the period July 11, 2016 through September 30, 2016
Revolver interest	$59,930
Revolver commitment fee	15,022
Facility 1 Term Loan interest	48,905
Amortization of deferred financing costs	44,683
Unrealized loss on interest rate swap	27,756
Total	$196,296
Weighted average interest rate on Credit Facility	4.27%
Weighted average outstanding balance of Credit Facility	$14,252,222

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2016	$119,445
2017	286,668
2018	286,668
2019	286,668
2020	286,668
Thereafter	3,033,883
$4,300,000

Note 7. Members’ Equity

General

Pursuant to the terms of the LLC Agreement, the LLC may issue up to 400,000,000 shares, of which 350,000,000 shares are designated as Class A, C, I, P-A and P-I shares (collectively, common shares), and 50,000,000 are designated as preferred shares and one special unit. Each class of common shares will have the same voting rights.

The following are the current commissions and fees for each common share class in connection with the company’s continuous public offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) as well as the private offering of certain share classes.

Class A and Class P-A: Each Class A and Class P-A share is subject to a selling commission of up to 7.00% per share and a dealer manager fee of up to 2.75% per share. No selling commissions or dealer manager fees are paid for sales pursuant to the dividend reinvestment plan.

Class C: Each Class C share issued in the primary offering is subject to a selling commission of up to 3.00% per share and a dealer manager fee of up to 2.75% per share. In addition, with respect to Class C shares, the company pays the dealer manager on a monthly basis a distribution fee, or “distribution fee”, that accrues daily equal to 1/366th of 0.80% of the amount of the daily net asset value for the Class C shares on a continuous basis from year to year. No selling commissions or dealer manager fees are paid for sales pursuant to the dividend reinvestment plan.

Class I and Class P-I: No selling commission or distribution fee will be paid for sales of any Class I and Class P-I shares. Each Class I share is subject to a dealer manager fee of up to 1.75% per share.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of September 30, 2016:

	Shares Outstanding as of December 31, 2015	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of September 30, 2016
Class A shares	5,420,728	4,341,505	(169,239)	9,592,994
Class C shares	248,456	648,748	—	897,204
Class I shares	1,052,783	1,396,544	(15,501)	2,433,826
Class P-A shares	—	29,337	—	29,337
Class P-I shares	—	19,887	—	19,887
Total	6,721,967	6,436,021	(184,740)	12,973,248

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2015:

	Shares Outstanding as of December 31, 2014	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2015
Class A shares	1,097,844	4,337,884	(15,000)	5,420,728
Class C shares	84,964	163,492	—	248,456
Class I shares	53,537	999,246	—	1,052,783
Total	1,236,345	5,500,622	(15,000)	6,721,967

There were no Class P-A or Class P-I shares outstanding as of December 31, 2015.

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the nine months ended September 30, 2016 and 2015 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the nine months ended September 30, 2016:
Proceeds from Shares Sold	$37,833,202	$5,670,542	$12,243,309	$256,725	$173,250	$56,177,028
Proceeds from Shares Issued through Reinvestment of Distributions	$1,662,879	$155,337	$463,063	$—	$—	$2,281,279
For the nine months ended September 30, 2015:
Proceeds from Shares Sold	$22,668,410	$1,257,766	$5,850,617	$—	$—	$29,776,793
Proceeds from Shares Issued through Reinvestment of Distributions	$438,433	$39,853	$76,276	$—	$—	$554,562

As of September 30, 2016 and December 31, 2015, none of the LLC’s preferred shares were issued and outstanding.

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

Distribution Reinvestment Plan

The company adopted a DRP through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the offering. As of September 30, 2016 and December 31, 2015, 50,000,000 in shares were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of September 30, 2016 and December 31, 2015, 369,236 and 118,957 shares, respectively, were issued under the DRP.

Share Repurchase Program

During the quarter ended September 30, 2015, the company commenced a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold Class A, C or I shares to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program includes numerous restrictions that will limit a shareholders ability to sell shares. Unless the board of directors determines otherwise, the company limits the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the DRP. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the nine months ended September 30, 2016, the company repurchased 184,740 shares at a total purchase price of $1,692,030, pursuant to the company’s share repurchase program, including 71,712 shares from an affiliate of the advisor.

We have received an order for our repurchase program from the SEC under Rule 102(a) of Regulation M under the Exchange Act. In addition, our repurchase program is substantially similar to repurchase programs for which the SEC has stated it will not recommend enforcement action under Rule 13e-4 and Regulation 14E under the Exchange Act.

Note 8. Distributions

On July 1, 2016, with the authorization of the company’s board of directors, the company declared distributions on each outstanding Class A, C, I, P-A, and P-I share. These distributions were calculated based on shareholders of record for each day in an amount equal to $0.00166172 per share per day (less the distribution fee with respect to Class C shares) for Classes A, C and I and $0.00158262 per share per day for Classes P-A and P-I.

On August 31, 2016 and September 30, 2016, with the authorization of the company’s board of directors, the company declared distributions on each outstanding Class A, C, I, P-A and P-I share. These distributions were calculated based on shareholders of record for each day in an amount equal to $0.00167656 per share per day (less the distribution fee with respect to Class C shares) for Classes A, C and I and $0.00159682 per share per day for Classes P-A and P-I.

The following table reflects the distributions declared during the nine months ended September 30, 2016:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2016	$171,410	$185,680	$357,090
March 1, 2016	182,825	195,193	378,018
April 1, 2016	221,088	221,729	442,817
May 2, 2016	234,799	241,934	476,733
June 1, 2016	261,003	271,362	532,365
July 1, 2016	270,112	277,033	547,145
August 1, 2016	296,391	288,859	585,250
September 1, 2016	323,445	299,790	623,235
October 3, 2016	334,152	299,699	633,851
Total	$2,295,225	$2,281,279	$4,576,504

The following table reflects the distributions declared during the nine months ended September 30, 2015:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 2, 2015	$35,820	$30,024	$65,844
March 2, 2015	35,691	30,341	66,032
April 1, 2015	46,720	38,120	84,840
May 1, 2015	53,139	46,808	99,947
June 1, 2015	61,499	57,380	118,879
July 1, 2015	69,501	65,739	135,240
August 3, 2015	82,395	81,426	163,821
September 1, 2015	95,124	95,081	190,205
October 1, 2015	104,797	109,643	214,440
Total	$584,686	$554,562	$1,139,248

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Cash from operations	$2,029,250	$485,957
Offering proceeds	88,807	24,844
Total Cash Distributions	$2,118,057	$510,801

All distributions paid for the nine months ended September 30, 2016 are expected to be reported as a return of capital to stockholders for tax reporting purposes and all distributions paid for the nine months ended September 30, 2015 were reported as a return of capital to stockholders for tax purposes.

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $150,000,000 in net assets is reached as well as being fully invested in operating assets.

Note 9. Commitments and Contingencies

Commitments: Pursuant to a purchase and sale agreement dated June 24, 2016, the company has committed to purchase Greenfield Wind Manager, LLC (“GWLLC”), which is in the process of constructing a 25MW wind farm in Teton County, Montana, subject to significant contingencies including, but not limited to, having the wind farm placed in service by December 31, 2016, receipt of certifications from various independent experts on engineering, insurance, environmental and title matters, and evidence of certain tax elections filed. If these conditions are not met by December 31, 2016, the company’s commitment expires. GWLLC is the borrower on the Turbine Supply Loan issued by the company on June 23, 2016. With the repayment of the turbine supply loan expected to be coincident with the closing of the GWLLC purchase, the company’s net commitment for additional funds is approximately $8,600,000.

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of September 30, 2016, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to various project loan agreements between the operating subsidiaries of East to West Solar LLC, Green Maple LLC and Greenbacker Wind LLC and various lenders (financial institutions and the Vermont Economic Development Authority), the operating entities have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from February 2018 through March 2028. In addition to GREC and the company, East to West Solar LLC and Green Maple LLC (the “Guarantors”) have provided an unsecured guaranty on approximately $6,654,000 and $4,964,000, respectively, of the term loans as of September 30, 2016. The guarantors would only have to perform under the guarantee if the cash flow or the liquidation of collateral at the operating subsidiaries was inadequate to fully liquidate the remaining loan balance.

Pursuant to a credit agreement between GREC Entity Holdco LLC (“Holdco”), a wholly owned subsidiary of GREC, and a financial institution, Holdco has pledged all solar operating assets as well as all membership interests in operating subsidiaries owned by Holdco as collateral for the loan. GREC and the company have provided an unsecured guaranty on approximately $14,252,000 on the term and revolving loans.

See Note 1 – Organization and Operations of the Company and Note 5 – Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the nine months ended September 30, 2016.

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
	For the nine months ended September 30, 2016	For the nine months ended September 30, 2016	For the nine months ended September 30, 2016	For the nine months ended September 30, 2016	For the nine months ended September 30, 2016
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.54	$8.54	$8.54	$8.54	$8.54
Net investment income (3)	0.32	0.32	0.32	0.08	0.08
Net unrealized appreciation on investments, net of incentive allocation to special unitholder	0.01	0.01	0.01	—	—
Change in translation of assets and liabilities denominated in foreign currencies	0.01	0.01	0.01	—	—
Change in benefit from deferred taxes on unrealized appreciation on investments	0.37	0.37	0.37	0.10	0.09
Net increase in net assets resulting from operations	0.71	0.71	0.71	0.18	0.17
Shareholder distributions:
Distributions from net investment income	(0.20)	(0.20)	(0.20)	(0.05)	(0.05)
Distributions from offering proceeds	(0.25)	(0.25)	(0.25)	(0.06)	(0.06)
Offering costs and deferred sales commissions	—	(0.24)	—	—	—
Other (2)	(0.06)	(0.07)	(0.06)	0.13	0.14
Net increase in members’ equity attributed to common shares	0.20	(0.05)	0.20	0.20	0.20
Net asset value for common shares at end of period	$8.74	$8.49	$8.74	$8.74	$8.74
Common shareholders’ equity at end of period	$83,880,078	$7,621,623	$21,281,113	$256,519	$173,887
Common shares outstanding at end of period	9,592,994	897,204	2,433,826	29,337	19,887
Ratio/Supplemental data for common shares :
Total return, net of expense reimbursement from advisor, attributed to common shares based on net asset value	7.60%	4.53%	7.60%	3.68%	3.58%
Ratio of net investment income, net of expense reimbursement from advisor, to average net assets (4)(5)	5.02%	5.02%	4.99%	4.62%	4.87%
Ratio of operating expenses, net of expense reimbursement from advisor, to average net assets (4)(5)	5.00%	5.01%	4.98%	4.60%	4.85%
Total return, excluding expense reimbursement from advisor, attributed to common shares based on net asset value	8.23%	5.04%	8.16%	4.19%	4.25%
Ratio of net investment income, excluding expense reimbursement from advisor, to average net assets (4)(5)	5.99%	6.00%	5.96%	5.51%	5.81%
Ratio of operating expenses, excluding expense reimbursement from advisor, to average net assets (4)(5)	4.03%	4.03%	4.01%	3.71%	3.91%
Portfolio turnover rate	0.39%	0.39%	0.39%	0.39%	0.39%

(1)	The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the nine months ended September 30, 2016, which were 7,738,490, 601,234, 1,759,980, 20,140 and 17,722, respectively.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and organizational costs which are not included in operating expenses nor subject to the expense reimbursement agreement and the impact of shares at a price other than the net asset value.

(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.
(4)	The company’s ratio of net investment income to average net assets and ratio of operating expenses to average net assets have been annualized for the nine months ended September 30, 2016 assuming consistent results over a full fiscal year.
(5)	Organizational expenses included within the ratio are not annualized.

The following is a schedule of financial highlights of the company attributed to common stockholders for the nine months ended September 30, 2015. The company’s income and expense is allocated pro-rata across the outstanding Class A, C and I shares as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes, for the nine months ended September 30, 2015.

For the nine months ended September 30, 2015
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.50
Net investment income (4)	0.19
Net unrealized appreciation on investments, net of incentive allocation to special unitholder	0.27
Change in translation of assets and liabilities denominated in foreign currencies	(0.05)
Net increase in net assets resulting from operations	0.41
Shareholder distributions:
Distributions from net investment income	(0.19)
Distributions from offering proceeds	(0.26)
Other (2)	0.06
Net increase in members’ equity attributed to common shares	0.02
Net asset value for common shares at end of period	$8.52
Total return attributed to common shares based on net asset value (3)	5.41%
Common shareholders’ equity at end of period	$39,030,260
Common shares outstanding at end of period	4,582,139
Ratio/Supplemental data for common shares (annualized) (3)(7):
Ratio of net investment income to average net assets (5)(6)	3.24%
Ratio of operating expenses to average net assets (5)(6)	5.65%
Portfolio turnover rate	N/A

(1)	The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2015, which was 2,555,916.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and organizational costs which are not included in operating expenses nor subject to the expense reimbursement agreement and the impact of shares at a price other than the net asset value.
(3)	Total return, ratio of net investment income and ratio of operating expenses to average net assets for the nine months ended September 30, 2015, prior to the effect of the expense assumption and reimbursement agreement and the management fee waiver were 5.09%, 2.52% and 6.37%, respectively. Allocation of net assets to special unitholder has not been included in determining net investment income or operating expenses used in the ratio calculations.
(4)	Does not reflect any incentive fees that may be payable to the Special Unitholder.
(5)	The company’s ratio of net investment income to average net assets and ratio of operating expenses to average net assets have been annualized for the nine months ended September 30, 2015 assuming consistent results over a full fiscal year.
(6)	Organizational expenses included within the ratio are not annualized.
(7)	These ratios include the effect of the expense reimbursement

Note 11. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2016 (unaudited), except as discussed below.

On November 8, 2016 the company purchased Greenfield Wind Manager, LLC (“GWLLC”) the owner of a 25MW wind farm in Teton County, Montana coincident with GWLLC repaying the Turbine Supply Loan issued by the company on June 23, 2016. The company’s net commitment of additional funds was approximately $8,600,000 for a total purchase price of approximately $34,700,000.

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

Our renewable energy projects generate revenue primarily by selling (1) generated electric power to local utilities and other high quality, utility, municipal, corporate and individual residential counterparties, and (2) in some cases, RECs, EECs, and other commodities associated with the generation or savings of power. We seek to acquire or finance projects that contain transmission infrastructures and access to power grids or networks that will enable the generated power to be sold. We generally expect our projects will have power purchase agreements with one or more counterparties, including local utilities or other high credit quality counterparties, who agree to purchase the electricity generated from the project. We refer to these power purchase agreements as “must-take contracts,” and we refer to these other counterparties as “off-takers.” These must-take contracts guarantee that all electricity generated by each project will be purchased. Although we intend to work primarily with high credit quality counterparties, in the event that an off-taker cannot fulfill its contractual obligation to purchase the power, we generally can sell the power to the local utility or other suitable counterparty, which would potentially ensure revenue is generated for all solar electricity generation. We may also generate revenue from the receipt of interest, fees, capital gains and distributions from investments in our target assets.

We employ a rigorous credit underwriting process for each of our contractual counterparties that involves (i) identification of high credit quality counterparties with appropriate bonding and insurance capacity; (ii) where available, the review of counterparty financial statements and/or publicly available credit rating reports (iii) worst-case analysis testing of assets; (iii) ongoing monitoring of acquired assets and counterparty creditworthiness, including monitoring the public credit ratings reports issued by Moody’s and Standard and Poor’s, and (iv) in regard to residential solar where the homeowner is the counterparty, individual FICO scores.

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the three months ended March 31, 2016, the six months ended June 30, 2016 and the nine months ended September 30, 2016.

	For the three months ended March 31, 2016	For the six months ended June 30, 2016	For the nine months ended September 30, 2016
Investment grade:
Utility	80.3%	78.9%	71.6%
Municipality	6.6	7.5	7.2
Corporation	1.4	1.4	1.3
Subtotal investment grade	88.3%	87.8%	80.1%

Non-investment grade or no rating:
Utility	1.2%	1.3%	1.2%
Municipality	7.2	7.3	6.7
Individual	—	—	8.5
Corporation	3.3	3.6	3.5
Subtotal non-investment grade or no rating	11.7%	12.2%	19.9%

Total	100%	100%	100%

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

We have structured some of our investments in residential solar with a similar commercial arrangement to that of the power purchase agreements with utilities and other large commercial users of electricity for our energy projects, as described above. Recently, we acquired residential solar assets which have a PPA with the residential homeowner as counterparty. In the future, we may also acquire assets where we lease the solar assets to a residential owner on a long term basis where the residential owner directly receives the benefit of the electricity generated.

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

The table below sets forth the company’s investments in alternative energy generation portfolios as of September 30, 2016.

	Date(s)	Industry	Location(s)	Form of Investment	Cost ***/ Principal Amount*	Assets	Generation Capacity in (MW)*
East to West Solar Portfolio**	January 2015, April 2015, April 2015 and December 2015	Alternative Energy – Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$23,223,874	Ground and roof mounted solar systems; operating solar photovoltaic systems	19.460
Magnolia Sun Portfolio	August 2015 and January 2016	Alternative Energy – Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial grade ground mounted solar systems	5.316
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Solar	Vermont	100% equity ownership	$12,800,000	DC solar power systems	7.393
Canadian Northern Lights Portfolio	October 2014 and November 2015	Alternative Energy – Solar	Ontario, Canada	100% equity ownership	$1,603,136	Rooftop solar photovoltaic systems	0.570
Six States Solar Portfolio	December 2015	Alternative Energy – Solar	Arizona, California, Colorado, Connecticut and Indiana	100% equity ownership	$2,300,000	Ground and roof mounted solar systems	6.223
Greenbacker Wind Portfolio	December 2015	Alternative Energy – Wind	Montana	100% equity ownership	$7,160,000	Operating wind power facilities	10
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency – Lighting Replacement	Pennsylvania	100% equity ownership	$818,871	Energy efficiency LED lighting	N/A
Greenbacker Residential Solar Portfolio	March 2016	Alternative Energy – Solar	California, New Jersey, Massachusetts, Connecticut, New York, Hawaii and Maryland	Managing Member, majority equity owner	$19,850,000	Residential rooftop mounted solar systems	12.092
Greenfield Secured Turbine Loan	June 2016	Alternative Energy – Wind	Montana	Secured loan	$26,045,471	Wind Turbines	N/A
GREC Energy Efficiency LLC	Third quarter 2015	Energy Efficiency – Lighting Replacement	Puerto Rico	Secured loan	$506,227	Energy efficiency LED lighting	N/A
Sunny Mountain Portfolio	Third quarter 2014	Alternative Energy – Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.801

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

Pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01), we are offering on a continuous basis up to $1,500,000,000 in shares of our limited liability company interests, consisting of up to $1,250,000,000 of shares in the primary offering and up to $250,000,000 of shares pursuant to the DRP. SC Distributors, LLC is the dealer manager for the offering. The company’s offering period which was scheduled to terminate two years after the initial offering date, or August 8, 2015, was extended by the company’s board of directors on July 30, 2015.

On May 24, 2016, the company filed a Registration Statement on Form S-1 (File No. 333-211571) to continue to offer on a continuous basis up to $1,500,000,000 in shares of our limited liability company interests for a period of up to an additional two years. Until earlier of receiving a notice of effectiveness from the Securities and Exchange Commission (“SEC”) or February 6, 2017, we will continue to offer shares under the current Registration Statement on Form S-1 (File No. 333-178786-01). If by February 6, 2017 the company has not received an order of effectiveness from the SEC, it will discontinue the current continuous public offering until the notice is received.

After the finalization of the September 30, 2016 net asset value, the current offering price of the Class A shares is $10.282 per share, the current offering price of the Class C shares is $9.581 per share, the current offering price of the Class I shares is $9.445 per share, the current offering price of the Class P-A shares is $9.782 per share and the current offering price of the Class P-I shares is $8.828 per share.

As of September 30, 2016 through initial purchase, participation in the distribution reinvestment program and repurchase requests by the affiliate of 71,712 shares, our advisor and affiliate as of September 30, 2016 owned 23,081 and 120,266 shares, respectively. As of December 31, 2015, our advisor and affiliate owned 21,959 and 185,721 shares, respectively.

As of September 30, 2016, we had received subscriptions for and issued 13,172,988 of our shares (including shares issued under the DRP) for gross proceeds of $129,534,713 (before dealer-manager fees of $2,123,530 and selling commissions of $7,746,033 for net proceeds of $119,665,150). As of December 31, 2015, we had received subscriptions for and issued 6,736,967 of our shares (including shares issued under the DRP) for gross proceeds of $66,390,924 (before dealer manager fees of $1,083,268 and selling commissions of $4,100,814 for net proceeds of $61,206,842).

Current Competition in the Alternative Energy - Solar Marketplace

The solar financing market as a whole started as a cottage industry where developers would bring together high net worth investors to fund single solar and wind transactions. While successful in jump starting the industry, true capital formation is a relatively new phenomenon and is not as well developed as in other asset classes. Currently in the alternative energy – solar marketplace, there are several sources of capital:

•	Developer/Owner Operators. The major competition we face in the market for the assets we target comes from privately backed developer/ owner operators. The capital from these organizations has generally been sourced from a combination of family offices/ private equity funds and hedge funds. These organizations are generally set up as developers, with investment return expectations in the 20-30% range. However to facilitate the most favorable exit for the sponsors, the developer/ owner operators seek to accumulate a significant portfolio of operating assets to provide a base level of stable and predictable earnings for the enterprise. Through a combination of developer profits and leverage they are able to generate satisfactory ongoing returns with the bulk of the upside being generated for the sponsors through the exit. We are of the opinion this group of buyers will ultimately be capital constrained particularly in circumstances where equity markets experience a downturn.

•	Single Purpose Limited Partnerships. These entities are typically funded by high net worth individuals or family offices and are generally focused on a small number of deals as they have a limited amount of capital to invest.

•	Utilities. Institutional investors (including large life insurance companies), pension funds and infrastructure funds. This sector dominates investment in the larger projects (i.e. $100,000,000 or greater). Because scale is always an important consideration for larger institutions we tend not to encounter this group in the markets we target.

•	Yieldcos. Following the filing of company’s Registration Statement with the SEC, several U.S. companies registered and listed public vehicles designed to generate steady tax deferred distributions to investors through the ownership and operation of traditional and renewable energy generation assets. There are currently six large vehicles, known as “yieldcos” listed on various stock exchanges around the United States as well as several other very small public companies. The yieldco strategy provides an opportunity for large Independent Power Producers to source cost effective capital to fund the ownership of contracted generation assets thus freeing up their own capital for other higher returning activities elsewhere in their businesses. Initially the yieldco strategy proved very effective and delivered the independent power producers sponsoring such vehicles a cost of capital very much in line with our own. With the market volatility over the past nine months, we have seen a dramatic reduction in yieldcos’ project acquisition activity.

In management’s view, the company has been competitive in bidding for solar assets against all these sources of capital and maintains a significant pipeline of deals which can be consummated as offering proceeds are raised.

Opportunities in Solar Power Today

We believe that the greatest opportunity exists within the Small Utility Scale segment of the market where the company can buy assets with similar attributes to the Large Utility Scale projects (Investment Grade off taker, same equipment and warrantees, same O&M etc.) but where returns are higher. In our view, there is a significant opportunity to aggregate portfolios of high quality Small Utility Scale projects working with experienced developers looking for a reliable and sustainable source of capital to increase the certainty of them closing transactions. As a result, we have been focusing on building relationships with respected developers with a view to acquiring pipelines of projects rather than one-off deals. By working closely with developers to efficiently close their transactions, we are seeking to create a sustainable competitive advantage which will lead to recurring and consistent deal flow. Recently, we have been working with developers of residential rooftop solar assets as we believe a significant opportunity exists to securitize residential solar assets once significant scale is achieved resulting in increased value and return. Importantly our strategy is differentiated from the developer/ owner operators mentioned above because we do not ever seek to compete with the developers but rather to work in lock-step with them so that they can achieve sustainable development profits and we have access to pipelines of transactions, which align with our current investment strategy and focus.

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

Size of portfolio. The size of our portfolio of investments will be a key revenue driver. Generally, as the size of our portfolio grows, the amount of income we receive will increase. In addition, our portfolio of investments may grow at an uneven pace as opportunities to make investments in our target assets may be irregularly timed, and the timing and extent of GCM’s success in identifying such assets, and our success in acquiring such assets, cannot be predicted. Lastly, other than management fees, the majority of our expenses are of a fixed nature so expenses as a percentage of net assets are reduced as the net assets of the company increase.

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

Organization Costs

Organization costs are expensed on the company’s consolidated statements of operations as incurred.

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

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. Prior to June 30, 2016, the company did not record a liability at time of the sale for expected deferred sales commissions. As of September 30, 2016, the company has recorded a liability for deferred sales commissions in the amount of $207,982.

Financing Costs

Financing costs related to debt liabilities of the company, GREC or GREC Entity Holdco LLC are presented on the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability.

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

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

•	the last day of the fiscal year following the fifth anniversary of the completion of this offering;

•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

•	the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700,000,000 in outstanding common equity held by our non-affiliates as of the last day of our most recently completed second fiscal quarter, (ii) been a public company for at least 12 months and (iii) filed at least one annual report with the SEC. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

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

Portfolio and Investment Activity

As of September 30, 2016, the company invested in numerous solar generation facilities included in seven investment portfolios as follows:

East to West Solar Portfolio

The company owns 19.460 Megawatts of operating solar power facilities located on 13 sites in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina (the “East to West Solar Portfolio”). The East to West Solar Portfolio consists of ground and roof mounted solar systems (each, a “System”) located on municipal and commercial properties as follows:

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

Lastly, the company acquired two operating solar PV systems comprising a total of 7.621 MW (the “NC Tar Heel Portfolio”) located in North Carolina through an equity investment of approximately $8,400,000 plus working capital.

Details of the NC Tar Heel Portfolio, which is included in the East to West Solar Portfolio, are as follows:

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

Green Maple Portfolio

In the fourth quarter of 2014, the company committed to construct five solar power facilities, (the “Green Maple Portfolio”). During 2015, contracts were executed to construct an additional four solar power facilities. As of June 30, 2016, all of the Green Maple Portfolio facilities were operational and generating power. The company entered into separate loan agreements for seven facilities with the Vermont Economic Development Authority (“VEDA”) for a total loan commitment of approximately $5,183,000, of which approximately $4,964,000 is outstanding as of September 30, 2016.

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

6.	Proctor GLC Solar LLC – Constructed in Proctor, Vermont, this 708.75 kW DC system has SSAs in place with a municipal entity to purchase 100% of the energy generated by the system for 20 years.

7.	Hartford Solarfield LLC – Constructed in Hartford, Vermont on the town landfill, this 748.44 kW DC system has an SSA in place with a municipal entity to purchase 100% of the energy generated by the system for 20 years.

8.	46 Precision Drive LLC – Constructed in North Springfield, Vermont, this 748.44 kW DC system has an SSA in place with a municipal entity to purchase 100% of the energy generated by the system for 20 years.

9.	City Garden Solar LLC – Constructed in Rutland, Vermont, this 1.0 MW DC system has a PPA with Green Mountain Power, an investment grade utility, to sell 100% of the power generated over a 25 year period.

Magnolia Sun Portfolio

The company owns four solar facilities in Tennessee, with a total generation capacity of 3.0 MW. The four assets which are owned within the Magnolia Sun Portfolio (named “Powerhouse One”), consist of commercial grade, ground mounted solar systems located on leased property within a five-mile radius in Fayetteville, Tennessee. Electricity produced by the portfolio is sold under long term PPAs with two investment grade counterparties; the Tennessee Valley Authority and Fayetteville Public Utilities. The PPAs have an average remaining contract life of approximately 15 years.

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

On March 24, 2016, the company acquired eleven solar facilities in Tennessee, with a total generation capacity of 1.75 MW, for a total purchase price of approximately $3,100,000 (named “SolaVerde”). Included in the Magnolia Sun Portfolio, SolaVerde consists of ground and roof mounted solar systems located on leased property near Fayetteville Sneedville and Tazewell, Tennessee. Electricity produced by the portfolio is sold under long term PPAs with the Tennessee Valley Authority, an investment grade utility and two North Carolina municipal entities. The PPAs have an average remaining contract life of approximately 15.7 years.

Canadian Northern Lights Portfolio

The company acquired a portfolio in November 2014, of forty-five (45) rooftop solar photovoltaic systems (the “Canadian Northern Lights Portfolio”). The assets are located within a 60-mile radius of Toronto, Ontario, Canada and comprise approximately 275 kilowatts of generation capacity. In November 2015, the company acquired an additional thirty-five (35) residential, rooftop photovoltaic systems in the province of Ontario, Canada comprising an additional 306.4 kilowatts of generation capacity. As part of both acquisitions, the individual local distribution company and Ontario Power Authority (“OPA”) contracts were transferred from the seller to Canadian Northern Lights Corp, a wholly owned, indirect subsidiary of the company.

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

The Canadian Northern Lights Portfolio produces revenue from the sale of electricity measured in kilowatt hours (kWh) to the OPA, the sole off taker for all 80 solar systems. The price of electricity sold, based upon the rate contained in the OPA contract, is between CAD $0.549 and CAD $0.802 per kWh. On average, the 80 OPA contracts have a remaining life of approximately 16 years unless terminated earlier by either party pursuant to the terms of each contract.

Six States Solar Portfolio

The company currently leases 6.233 MW of operating solar power facilities located on 23 sites in the states of Arizona, California, Colorado, Connecticut, Florida and Indiana under a master lease agreement. During the remaining term of the lease, which is approximately 17 years, there is the potential for the company to purchase these assets directly upon agreement and consent of the parties. With over 82% of the contracted revenues from investment grade counterparties, the average remaining life of the PPA is approximately 17.5 years.

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

Greenbacker Residential Solar Portfolio

On August 8, 2016 the company purchased a controlling interest in a 12.1 MW portfolio of 1,611 residential rooftop solar systems from a subsidiary of OneRoof Energy Inc. for approximately $19,800,000. The systems are located across seven states including California, New Jersey, Massachusetts, Maryland, New York, Hawaii and Connecticut. All of the energy generated by the systems has been sold under twenty year power purchase agreements to the various residential customers who on average have a FICO Score Rating of Very Good.

With the inclusion of owned and leased assets, the company operates approximately 51.855 MW of operating solar power facilities throughout the United States as of September 30, 2016.

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

Energy Efficiency Loans and Leases

The company maintains three capital leases with AEC-LEDF, LLC related to the ownership of energy efficient lighting fixtures in three commercial locations in Puerto Rico, United States. The combined value of capital leases as of September 30, 2016 is approximately $516,000. The lease period under each of the master lease agreements correspond with underlying equipment service agreements between LED Funding LLC, the seller of the equipment to GREC Energy Efficiency Portfolio, and the owners of the commercial locations.  The equipment service agreement terms range from seven to ten years. At the end of each of the lease terms, ownership of the fixtures is retained by the owners of the commercial locations.

In September 2015, the company entered into a secured loan agreement with Renew AEC One, LLC to fund the installation and purchase of energy efficiency lighting in a warehouse in Pennsylvania. The loan, which is valued at approximately $818,900 as of September 30, 2016, bears an interest rate of 10.25% per annum. The principal is amortized over ten years ending in February 2025.

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of September 30, 2016, all loans were considered current per their terms.

Greenfield Secured Turbine Loan

On June 23, 2016, the company provided a Turbine Supply Loan in the amount of approximately $25,900,000 (the “Loan”) to Greenfield Wind Manager, LLC (the “Borrower”) to support the construction of a 25 MW wind generation facility located in Teton County, Montana (the “Project”). The Project was developed by Foundation Windpower LLC (“FWP”) in partnership with a local developer, the counterparty from which Greenbacker purchased the Fairfield Wind Project in December 2015. The term of the loan is the earlier to occur of the project achieving its Commercial Operation Date, expected to occur in October 2016, or December 31, 2016, with an interest rate of 9.5% per annum, payable monthly in arrears, plus an application and commitment fee which is being amortized over the expected life of the loan.

Collateral for the loan includes (i) 100% of FWP’s interest in the Borrower and (ii) security over the turbines purchased as part of the construction of the wind farm. All obligations of the Borrower are also fully guaranteed by FWP. When construction is completed, the facility will consist of 13 General Electric 2.3 megawatt wind turbines that produce an estimated 94,300,000 KWH of power.

Investment Summary

The following table presents the purchases of new or existing investments for the nine months ended September 30, 2016 and September 30, 2015:

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Alternative Energy - Solar
Canadian Northern Lights Portfolio	$—	$10,000
East to West Solar Portfolio	3,623,875	11,000,000
Green Maple Portfolio	3,300,000	6,500,000
Magnolia Sun Portfolio	3,225,000	7,550,000
Greenbacker Residential Solar Portfolio	19,850,000	—
Alternative Energy - Wind
Greenbacker Wind LLC Portfolio	410,000	—
Energy Efficiency Secured Loans
LED Funding – SFS Project	—	71,510
LED Funding – CCVA Project	—	73,890
LED Funding – Universidad Project	—	97,787
Renew AEC One, LLC	—	1,085,508
Secured Loans - Other
Greenfield Secured Turbine Loan	26,045,471	—
Total	$56,454,346	$26,388,695

The composition of the company’s investments as of September 30, 2016, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar
Sunny Mountain Portfolio	$884,578	$1,380,394	1.3%
East to West Solar Portfolio	23,223,874	23,354,632	21.7
Green Maple Portfolio	12,800,000	10,306,295	9.6
Magnolia Sun Portfolio	10,775,000	11,531,875	10.7
Canadian Northern Lights Portfolio	1,603,136	1,873,282	1.7
Six States Solar Portfolio	2,300,000	2,659,976	2.5
Greenbacker Residential Solar Portfolio	19,850,000	22,508,086	20.9
Alternative Energy - Wind
Greenbacker Wind Portfolio	7,160,000	6,651,604	6.1
Energy Efficiency
GREC Energy Efficiency LLC Portfolio	506,227	541,899	0.5
Renew AEC One, LLC	818,871	818,871	0.8
Secured Loans - Other
Greenfield Secured Turbine Loan	26,045,471	26,045,471	24.2
Total	$105,967,157	$107,672,385	100.0%

The composition of the company’s investments as of December 31, 2015, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar
Sunny Mountain Portfolio	$920,000	$1,329,803	2.6%
Canadian Northern Lights Portfolio	1,603,136	1,562,967	3.0
East to West Solar Portfolio	19,765,000	20,005,027	38.9
Green Maple Portfolio	9,500,000	9,577,290	18.6
Magnolia Sun Portfolio	7,550,000	7,542,723	14.7
Six States Solar Portfolio	2,300,000	2,685,597	5.2
Alternative Energy - Wind
Greenbacker Wind Portfolio	6,750,000	7,093,750	13.8
Energy Efficiency
GREC Energy Efficiency LLC Portfolio	451,705	474,114	0.9
LED Funding – Universidad Project	97,787	97,787	0.2
Renew AEC One, LLC	1,085,508	1,085,508	2.1
Total	$50,023,136	$51,454,566	100.0%

The composition of the company’s investments as of September 30, 2016 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Alternative Energy - Solar	$71,436,588	$73,614,540	68.4%
Alternative Energy - Wind	33,205,471	32,697,075	30.3
Energy Efficiency - Lighting Replacement	1,325,098	1,360,770	1.3
Total	$105,967,157	$107,672,385	100.0%

The composition of the company’s investments as of December 31, 2015 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$41,638,136	$42,703,407	83.0%
Alternative Energy - Wind	6,750,000	7,093,750	13.8
Energy Efficiency - Lighting Replacement	1,635,000	1,657,409	3.2
Total	$50,023,136	$51,454,566	100.0%

Results of Operations

A discussion of the results of operations for the three and nine months ended September 30, 2016 and 2015 are as follows:

Revenues. Dividend income for the three and nine months ended September 30, 2016 totaled $1,983,374 and $4,153,072, respectively, while interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees) amounted to $1,102,139 and $1,234,298, respectively. Dividend income for the three and nine months ended September 30, 2015 totaled $735,000 and $1,425,000, respectively, while interest income earned on our cash and cash equivalents amounted to $5,773 and $7,634, respectively.

The increase in dividend income from the prior year three and nine month periods ended September 30, 2015 was primarily attributable to the acquisition of renewable energy projects throughout 2016 along with the inclusion of a full year of dividends from investments made in 2015. As new projects were purchased by the company, the volume of overall electricity generated by our project investments increased which increased net income available for distribution to the company. In addition, due to the seasonality of solar generation throughout the year, a significantly greater amount of electricity was generated for the three months ended September 30, 2016 than during the quarter ended June 30, 2016. We would expect this seasonality to continue whereby the second and third quarters of each year will possess higher solar production, which translates into greater revenues, than the first and fourth quarter.

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

Expenses. For the three and nine months ended September 30, 2016, the company incurred $1,202,603 and $2,643,675 in operating expenses, including the management fees earned by the advisor. Since January 1, 2015, the advisor elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period. Since average annual expenses (as defined in the expense reimbursement agreement) were less than 5% for the three and nine months ended September 30, 2016, the company recorded a net payable to the advisor of $130,894 and $636,934, respectively, as reimbursement for assumption of past operating expenses. Thus, total expenses, net of expense waiver and reimbursement, for the three and nine months ended September 30, 2016 were $1,333,497 and $3,280,609, respectively. As of September 30, 2016, the advisor has been reimbursed for all previously assumed operating expenses.

For the three and nine months ended September 30, 2015, the company incurred $404,895 and $1,063,488 in operating expenses, respectively, including the management fees earned by the advisor. While the advisor has assumed responsibility for all of the company’s operating expenses under the expense reimbursement agreement above the Maximum Rate. For the three and nine months ended September 30, 2016, the company recorded a net payable to the advisor of $130,894 and $636,934, respectively, as reimbursement for assumption of past operating expenses. During the nine months ended September 30, 2015, the advisor elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period (reduced the Maximum Rates), which amounted to an expense reimbursement of $116,811 for the nine months ended September 30, 2015. Since average annual expenses were less than 5% for the three months ended September 30, 2015, the company recorded a net $65,355 payable to the adviser as reimbursement for assumption of past operating expenses.

For the three and nine months ended September 30, 2016, the advisor earned $581,393 and $1,341,171, respectively, in management fees. While there was an incentive allocation of $916 earned to date by the advisor, the consolidated financial statements reflect a $228,769 incentive allocation for the three months ended September 30, 2016 and a $55,702 incentive allocation for the nine months ended September 30, 2016, based primarily upon net unrealized depreciation.

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

For the three and nine months ended September 30, 2016, Greenbacker Administration, LLC invoiced the company $48,972 and $128,973, respectively, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments.

Lastly, for the three and nine months ended September 30, 2016, the company incurred an increase in deferred tax expense from operations in the amount of $9,352 and an increase in deferred tax benefit from operations in the amount of $1,248,547, respectively, which was offset by franchise tax expense on various solar facilities of $12,226 and $82,089, respectively. Thus, for the three and nine months ended September 30, 2016, the net investment income was $1,730,438 and $3,273,219, respectively, or $0.14 and $0.32, respectively, per share.

Going forward, we expect our primary expenses to be the payment of asset management fees under our advisory agreement with the advisor. We will bear other expenses, which are expected to include, among other things:

•	the cost of calculating our net asset value, including the related fees and cost of retaining third-party valuation services;

•	the cost of effecting sales and repurchases of units;

•	fees payable to third parties relating to, or associated with our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors;

•	fees payable to our advisor;

•	interest payable on debt incurred to finance our investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	costs of board meetings, unitholders’ reports and notices and any proxy statements;

•	directors and officers errors and omissions liability insurance and other types of insurance;

•	direct costs, including those relating to printing of unitholder reports and advertising or sales materials, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002 and applicable federal and state securities laws; and

•	all other expenses incurred by us or the advisor or sub-advisors in connection with administering our investment portfolio, including expenses incurred by our advisor in performing certain of its obligations under the advisory agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments and Translation of Assets and Liabilities Denominated in Foreign Currencies. Net realized and unrealized gains and losses from our investments and net realized and unrealized foreign currency gains and losses on translation of assets and liabilities denominated in foreign currencies are reported separately on the consolidated statements of operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. We recognized zero and $4,578 realized gain, respectively, on the sale of a small solar asset for the three and nine months ended September 30, 2016. A net change of $1,143,849 and $273,798 of unrealized appreciation, respectively, was recorded for the three and nine months ended September 30, 2016 of which $1,166,483 and $199,429 of unrealized appreciation, related to change in value of investments and $22,634 of unrealized depreciation and $74,369 of unrealized appreciation, respectively, related to change in value based upon changes in foreign currency exchange rates. The net change in unrealized appreciation on investments is primarily attributable to the acquisition of investments where the fair value of the investment was in excess of the cost to acquire the investment purchased. While we recognized no realized gains or losses for the three and nine months ended September 30, 2015, a net change in unrealized appreciation on investments of $376,473 and $715,567, respectively, was recorded of which $436,252 and $847,479 of unrealized appreciation, related to change in value of investments and $59,779 and $131,912 of unrealized depreciation, respectively, related to change in value based upon changes in foreign currency exchange rates.

Changes in Net Assets from Operations. For the three and nine months ended September 30, 2016, we recorded a net increase in net assets resulting from operations of $2,865,915 and $7,266,850, respectively. For the three and nine months ended September 30, 2015, we recorded a net increase in net assets resulting from operations of $646,996 and $1,201,524, respectively.

Changes in Net Assets, Net Asset Value and Offering Prices. Based on the net asset value for the quarter ended December 31, 2015, the offering price of our shares has changed effective February 5, 2016. Effective as of that date, the company commenced selling shares on a continuous basis at a price of $10.048 per Class A share, $9.621 per Class C share and $9.230 per Class I share. Based on the net asset value for the quarter ended March 31, 2016, the offering price of our shares has changed effective May 6, 2016. Effective as of that date, the company commenced selling shares on a continuous basis at a price of $10.068 per Class A share, $9.640 per Class C share, $9.9248 per Class I share, $9.589 per Class P-A share and $8.808 per Class P-I share. Based on the net asset value for the quarter ended June 30, 2016, the offering price of our shares has changed effective August 4, 2016. Effective as of that date, the company commenced selling shares on a continuous basis at a price of $10.227 per Class A share, $9.791 per Class C share, $9.394 per Class I share, $9.739 per Class P-A share and $8.946 per Class P-I share. Based on the net asset value for the quarter ended September 30, 2016 the offering price of our shares has changed effective November 7, 2016. Effective as of that date, the company commenced selling shares on a continuous basis at a price of $10.282 per Class A share, $9.581 per Class C share, $9.445 per Class I share, $9.782 per Class P-A share and $8.828 per Class P-I share.

Liquidity and Capital Resources

As of September 30, 2016 and December 31, 2015, we had $15,993,952 and $5,889,030 in cash and cash equivalents, respectively. We use our cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

•	the net proceeds from the offering of shares;

•	dividends, fees, and interest earned from our portfolio of investments;

•	proceeds from sales of assets and capital repayments from investments;

•	financing fees, retainers and structuring fees;

•	incentives and payments from federal, state and/or municipal governments; and

•	potential borrowing capacity under current and future financing sources.

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $6,654,000 and $4,964,000 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West Solar and Green Maple Portfolios, respectively, as of September 30, 2016. The company and GREC provided an unsecured guarantee on the repayment of these loans.

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

As of September 30, 2016, Williamstown Old Town Road LLC, Novus Royalton LLC, GLC Chester Community Solar LLC, Charter Hill Solar LLC., Pittsford GLC Solar LLC, Hartford Solarfield LLC, and Proctor GLC Solar LLC, all indirect, wholly owned subsidiaries included in the Green Maple Portfolio, individually entered into loan agreements with the VEDA. As of September 30, 2016, the funded amount of the VEDA loans amounted to approximately $5,183,000. The terms of all the loans include 1) a term of one hundred and forty seven (147) months with principal repayments commencing in the fourth month; and 2) interest thereon at a variable rate, tied to VEDAs prime rate (2.25% as of September 30, 2016). While the individual subsidiaries of Green Maple LLC have pledged all their assets as collateral, Green Maple LLC, GREC and the company have individually provided an unsecured guaranty on these loans.

As part of the acquisition of Fairfield Wind Manager LLC (“FWM LLC”) by Greenbacker Wind LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for approximately $11,998,000 in outstanding notes payable collateralized by wind assets held by Fairfield Wind Owner, LLC (“FWO LLC”), an entity which FWM LLC owns 50.01%. The loan earns interest at a variable base rate plus the applicable margin (3.76% as of September 30, 2016), as such terms are defined in the financing agreement.

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

The company used the net proceeds of borrowings under the Facility 1 Term Loan to repay amounts outstanding under a previously existing project loan. The net proceeds of borrowings under the Revolver will be used for investment in additional alternative energy power generation assets and other general corporate purposes. Loans made under the Credit Facility bear interest at 3.5% in excess of one-month LIBOR. Commitment fees on the average daily unused portion of the Revolver are payable at a rate per annum of 0.25%.

Interest on the Credit Facility is payable on the last day of each month starting as of August 31, 2016. Principal on the Facility 1 Term Loan is payable at a fixed amount of $23,889 on the last day of each month based upon a fifteen-year amortization. The Revolver is interest only for the first twelve months. Thereafter, the Revolver converts to the Facility 2 Term Loan whereby principal will be due monthly with amortization based upon the weighted average power purchase agreement life remaining on the date of conversion. Borrowings under the credit facility are secured by the assets, cash, agreements and equity interests in the Borrower and its subsidiaries. The company and its wholly owned subsidiary, Greenbacker Renewable Energy Corporation, are guarantors of the Borrower's obligations under the Credit Facility.

If an event of default shall occur and be continuing under the Credit Facility, the commitments under the Credit Facility may be terminated and the principal amount outstanding under the Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 5.12% as of September 30, 2016.

The following table summarizes the notes payable balances of the company’s operating entities as of September 30, 2016:

	Interest Rates
	Range	Weighted Average	Maturity Dates	September 30, 2016
Fixed rate notes payable	6.25%	6.25%	02/10/2018 - 03/31/2021	$6,654,000
Floating rate notes payable	2.25% – 5.86%	4.76%	06/02/2021- 05/12/2028	21,214,000
				$27,868,000

The principal payments due on the notes payable for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2016	$327,000
2017	1,669,000
2018	2,761,000
2019	1,688,000
2020	1,753,000
Thereafter	19,670,000
$27,868,000

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

 Hedging Activities

We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into derivatives (including swaps) or other financial products in an attempt to hedge our interest rate risk. In connection with the FWO LLC note payable, FWO LLC entered into two interest rate swap agreements in notional amounts of $9,175,561 and $11,997,694, respectively, to swap the floating rate interest payments under the note payable agreement for corresponding fixed payments. The swap agreements have an effective interest rate of 2.86% and 5.075%, respectively, and an outstanding total notional balance that matches the principal of the loan agreement. The value of the swap agreements as of September 30, 2016 was a total liability in the amount of $2,735,127. FWO LLC did not designate the derivative as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense.

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of September 30, 2016, no sub-advisors have been retained by GCM.

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

Administration Agreement - Greenbacker Administration, LLC, a Delaware limited liability company and an affiliate of our advisor, will serve as our Administrator. As of September 30, 2016, Greenbacker Administration, LLC has delegated certain of its administrative functions to U.S. Bancorp Fund Services, LLC. Greenbacker Administration, LLC may enter into similar arrangements with other third party administrators, including with respect to cash management and fund accounting services. Greenbacker Administration, LLC performs certain asset management and oversight services, as well as asset accounting and administrative services, for many of the company’s investments. The fee for these services, which is billed at cost, is invoiced monthly in arrears.

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Pursuant to various loan agreements between operating subsidiaries of the East to West Solar portfolio and various financial institutions, East to West Solar LLC, a wholly owned subsidiary of GREC, has pledged all of its solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2021. In addition, East to West Solar LLC, GREC and the company have provided an unsecured guaranty on approximately $6,654,000 of term loans as of September 30, 2016.

Pursuant to various loan agreements between operating subsidiaries of the Green Maple portfolio and VEDA, Green Maple LLC, a wholly owned subsidiary of GREC, has pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2027. In addition, Green Maple LLC, GREC and the company have provided an unsecured guaranty on the outstanding principal of term loans, which is approximately $4,964,000 as of September 30, 2016.

Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the GREC Entity Holdco LLC and its subsidiaries. The company and GREC are guarantors of GREC Entity Holdco LLC’s obligations under the Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the Credit Facility is approximately $14,300,000 as of September 30, 2016.

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

Agreement to Purchase Membership Interests in Greenfield Wind Manager: Pursuant to a purchase and sale agreement dated June 24, 2016, the company has committed to purchase Greenfield Wind Manager, LLC (“GWLLC”), which is in the process of constructing a 25MW wind farm in Teton County, Montana, subject to significant contingencies including, but not limited to, having the wind farm placed in service by December 31, 2016, receipt of certifications from various independent experts on engineering, insurance, environmental and title matters, and evidence of certain tax elections filed. If these conditions are not met by December 31, 2016, the company’s commitment expires. GWLLC is the borrower on the Turbine Supply Loan issued by the company on June 23, 2016. With the repayment of the turbine supply loan expected to be coincident with the closing of the GWLLC purchase, the company’s net commitment for additional funds is approximately $8,600,000.

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

Distributions will be made on all classes of our shares at the same time. The cash distributions with respect to the Class C shares are lower than the cash distributions with respect to Class A, I, P-A and P-I shares because of the distribution fee relating to Class C shares, which will be allocated as a Class C specific charge. Amounts distributed to each class will be allocated among the holders of our shares in such class in proportion to their shares.

The company is building its asset base by purchasing individual operating assets or portfolios of operating assets as gross offering proceeds are raised and cash becomes available. Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Cash from operations	$2,029,250	$485,957
Offering proceeds	88,807	24,844
Total Cash Distributions	$2,118,057	$510,801

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1*	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2*	Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated October 9, 2013 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3*	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4*	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

24.1*	Power of attorney

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2016	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: November 14, 2016	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC