Form 10-K
period 2016-12-31
Greenbacker Renewable Energy Co LLC
filed 2017-03-09
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 1, 2017, the registrant had 16,252,787 shares of common stock, $0.001 par value, outstanding.

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

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

The LLC, a Delaware limited liability company formed on December 4, 2012, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly-owned subsidiary, GREC. GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. We are externally managed and advised by the advisor, a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company. The LLC’s fiscal year end is December 31.

Pursuant to an initial Registration Statement on Form S-1 (File No. 333-178786-01), the company offered up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 pursuant to the distribution reinvestment plan, or DRP, through the dealer manager. The offering pursuant to that initial Registration Statement terminated on February 7, 2017. Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), which was declared effective February 8, 2017, the company is now offering up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 pursuant to the distribution reinvestment plan, on a “best efforts” basis through the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The dealer manager coordinates the distribution of our shares, manages our relationships with participating broker-dealers and provides assistance in connection with compliance matters relating to the marketing of our offering. The dealer manager provides only the foregoing distribution-related services to us, and does so pursuant to the dealer manager agreement in place. The dealer manager exercises no control or influence over our investment, asset management or accounting functions or any other aspect of our management or operations. For the avoidance of doubt, the dealer manager owns no equity interests in our advisor.

Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), the company is publicly offering three classes of shares: Class A, C and I shares in any combination with a dollar value up to the maximum offering amount. The share classes have different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted a distribution reinvestment plan pursuant to which a shareholder may elect to have the full amount of cash distributions reinvested in additional shares. The company reserves the right to reallocate the shares offered between any share class and between its public offering, private offering and the distribution reinvestment plan.

Each quarter, our advisor, utilizing the services of an independent valuation firm when necessary, reviews and approves the net asset value for each class of shares, subject to the oversight of the board of directors. The company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the net asset value per share on the most recent valuation date increases above or decreases below the net proceeds per share, the company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below net asset value per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to the dealer manager. Our shares are currently offered in the primary offering at a price based on the most recent valuation, plus related selling commissions, dealer manager fees and organization and offering expenses. Five days after the completion of each quarter end valuation, shares will be offered pursuant to the distribution reinvestment plan at a price equal to the current offering price per each class of shares, less the sales selling commissions and dealer manager fees associated with that class of shares in the primary offering.

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

We have structured some of our investments in residential solar with a similar commercial arrangement to that of the power purchase agreements with utilities and other large commercial users of electricity for our energy projects, as described above. During 2016, we acquired residential solar assets which have a private purchase agreement (“PPA”) with the residential homeowner as counterparty. In the future, we may also acquire assets where we lease the solar assets to a residential owner on a long term basis where the residential owner directly receives the benefit of the electricity generated.

We currently also finance energy efficiency projects, which seek to enable residential customers, businesses and governmental organizations to consume less energy while at the same time providing the same or greater level of amenity. Financing for energy efficiency projects is generally used to pay for energy efficiency retrofits of buildings, homes, businesses, and replacement of other inefficient energy consuming assets with more modern technologies. These projects are structured to provide predictable long-term cash flows by receiving a portion of the energy savings and the potential sale of associated RECs and EECs generated by such installations. In each of our renewable energy and energy efficiency investments, we intend, where appropriate, to maximize the benefits of renewable portfolio standards (“RPS”) as well as other U.S. federal, state and local government support and incentives for the renewable energy industry.

The table below sets forth the company’s investments in alternative energy generation portfolios as of December 31, 2016.

	Date(s)	Industry	Location(s)	Form of Investment	Cost **/ Principal Amount*	Assets	Generation Capacity in (MW)*
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015	Alternative Energy – Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$23,256,875	Commercial ground and roof mounted solar photovoltaic systems	19.459
Magnolia Sun Portfolio	Third quarter 2015, First quarter 2016	Alternative Energy – Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted solar photovoltaic systems	5.467
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Solar	Vermont	100% equity ownership	$12,895,000	Commercial ground mounted solar photovoltaic systems	7.391
Canadian Northern Lights Portfolio	Fourth quarter 2014 Fourth quarter 2015	Alternative Energy – Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	0.570
Six States Solar Portfolio	Fourth quarter 2015	Alternative Energy – Solar	Arizona, California, Colorado, Connecticut and Indiana	100% equity ownership	$2,300,000	Ground and roof mounted solar systems	6.222
Greenbacker Wind Portfolio	Fourth quarter 2015 Fourth quarter 2016	Alternative Energy – Wind	Montana	100% equity ownership	$42,277,428	Operating wind power facilities	35
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency – Lighting Replacement	Pennsylvania	Secured Loan	$771,371	Energy efficiency LED lighting	N/A
Greenbacker Residential Solar Portfolio	Third quarter 2016	Alternative Energy – Solar	California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	Managing Member, majority equity owner	$19,850,000	Residential rooftop mounted solar systems	12.092
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency – Lighting Replacement	Puerto Rico	Capital lease	$511,362	Energy efficiency LED lighting	N/A
Sunny Mountain Portfolio	Third quarter 2014	Alternative Energy – Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.809

* Approximate.

** Does not include assumed project level debt.

The investments described above have allowed us to execute on our early stage strategy of constructing a portfolio of projects offering predictable power generation characteristics and generally stable income streams. With the addition of a wind power generation project and energy efficiency lighting investments, we have added diversified revenue streams to our seasonal solar generation income, further enhancing the predictability of returns.

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

Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), we are offering on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests, consisting of up to $800,000,000 of shares in the primary offering and up to $200,000,000 of shares pursuant to the distribution reinvestment plan. SC Distributors, LLC is the dealer manager for the offering. The company’s offering period is scheduled to terminate on December 31, 2017, unless extended by the company.

After the finalization of the December 31, 2016 net asset value, the current offering price of the Class A shares is $10.224 per share, the current offering price of the Class C shares is $9.526 per share, the current offering price of the Class I shares is $9.391 per share, the current offering price of the Class P-A shares is $9.704 per share and the current offering price of the Class P-I shares is $8.758 per share.

As of December 31, 2016 through initial purchases of shares, participation in the distribution reinvestment program and repurchase requests by an affiliate of the advisor of 98,786 shares, our advisor and its affiliate as of December 31, 2016 owned 23,469 and 93,191 shares, respectively. As of December 31, 2015, our advisor and its affiliate owned 21,959 and 185,721 shares, respectively.

As of December 31, 2016, we had received subscriptions for and issued 15,223,577 of our shares (including shares issued under the distribution reinvestment plan (“DRP”) for gross proceeds of $149,746,470 (before dealer-manager fees of $2,416,177 and selling commissions of $8,713,815 for net proceeds of $138,616,478). As of December 31, 2015, we had received subscriptions for and issued 6,736,967 of our shares (including shares issued under the DRP) for gross proceeds of $66,390,924 (before dealer manager fees of $1,083,268 and selling commissions of $4,100,814 for net proceeds of $61,206,842).

OUR ADVISOR

GCM, a private firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us.

Led by its President, David Sher, who has 8 years of experience in the energy infrastructure and project finance sector and in excess of 25 years of experience in the financial services sector, its Senior Managing Director and Chief Investment Officer, Charles Wheeler (Mr. Wheeler also serves as our President and board of directors’ member, as well as President, CEO and as a director of GREC), who has greater than 25 years of experience in the energy infrastructure and project finance sector as well as the financial services sector, its Chief Financial Officer, Richard Butt, who has 8 years of experience in the energy infrastructure and project finance sector and over 30 years of experience in the financial services sector, Managing Director Robert Sher, who has 7 years of experience in the energy infrastructure and project finance sector (Robert Sher is the brother of David Sher) and Managing Director Spencer Mash, who has 6 years of experience in energy infrastructure and over 10 years in the financial services sector, GCM’s management team has in excess of 50 years of experience in the energy, infrastructure, and project finance sectors and over 90 years of experience in the financial services sector. Over this time, they have developed significant commercial relationships across multiple industries that we believe will benefit us as we implement our business plan. GCM maintains comprehensive renewable energy, project finance, and capital markets databases and has developed proprietary analytical tools and due diligence processes that will enable GCM to identify prospective projects and to structure transactions quickly and effectively on our behalf. Neither GCM, Greenbacker Group LLC nor our senior management team have previously sponsored any other programs, either public or non-public, or any other programs with similar investment objectives as us.

We will continue to capitalize on the significant investing experience of our advisor’s management team, including then 25 years of investment banking and renewable energy expertise of Charles Wheeler, our Chief Executive Officer and President, and the Chief Investment Officer and a Senior Managing Director of GCM. Mr. Wheeler has held various senior positions with Macquarie Group, including Head of Financial Products for North America and Head of Renewables for North America. While serving as Head of Renewables for North America, Mr. Wheeler’s experience included evaluating wind project developers, solar asset acquisitions, assisting in the development of wind and solar greenfield projects, and assisting in the preparation of investment analyses for a biomass facility. Before moving to the United States to serve as Head of Financial Products for Macquarie Group in North America, Mr. Wheeler was a Director of the Financial Products Group in Australia with responsibility for the development, distribution and ongoing management of a wide variety of retail financial products, including Real Estate Investment Trusts (“REITs”), infrastructure bonds, international investment trusts and diversified domestic investment trusts. Mr. Wheeler brings his extensive background in renewable energy and project and structured finance to help us effectively execute our strategy.

GCM’s President, David Sher has extensive experience in the financial services and capital markets industries as well as significant successful entrepreneurial experience. Mr. Sher was previously a senior adviser at Prospect Capital Corporation, a mezzanine debt and private equity firm that manages a publicly traded, closed-end, dividend-focused business development company. Prior to joining Prospect, Mr. Sher was a serial entrepreneur, founding a number of ventures in the financial services and brokerage industry. Mr. Sher was a founder and Managing Director of ESP Technologies, a leading provider of financial software and services to institutional asset managers and hedge funds. Prior to ESP, Mr. Sher was a founder and CEO of an online brokerage company, ElephantX dot com Inc. He was also co-founder of Lafayette Capital Management LLC, a statistical arbitrage hedge fund, and spent six years at The Bear Stearns and Company, Inc. where he developed trading ideas and strategies for institutional and brokerage correspondent clearing customers.

Together with Charles Wheeler and David Sher, Richard Butt is an integral part of GCM’s management team with significant experience in the investment management industry. Over the course of his 35+ year career, Mr. Butt has held a variety of senior management positions for global investment and financial institutions. Most recently, from July 2012 to August 2013, he served as President and Chief Executive Officer of P3 Global Management LLC, a firm focused on investing in municipal infrastructure assets. From August 2006 to January 2011, he served as President of Macquarie Capital Investment Management LLC., with offices in New York and Sydney, Australia, responsible for administration, operations, finance, compliance, treasury, marketing, business operations and FX/cash management for portfolios domiciled in North America, Australia, Asia, Europe and the Caribbean. In addition, Mr. Butt served as Chief Financial and Accounting Officer for Macquarie Global Infrastructure Fund, a New York Stock Exchange listed closed end fund (NYSE: MGU). Prior to joining Macquarie, Mr. Butt served as President of Refco Alternative Investments LLC and Refco Fund Holdings LLC, the commodity pool businesses associated with Refco, Inc., from January 2003 to August 2006. In this capacity, Mr. Butt was responsible for the initial development and ongoing operations of numerous public and private commodity pools. During the period from 1990 through 2003, he served in various operational and financial capacities with multiple mutual / hedge fund third party administration firms. Earlier in his career, he served as Vice President at Fidelity Investments, where he was responsible for fund accounting and financial reporting for all equity and global mutual funds. Mr. Butt is a Certified Public Accountant previously working at major accounting firms such as PricewaterhouseCoopers LLP, from July 1978 to July 1984, where he was an Audit Manager, and KPMG from December 1994 to October 1996, where he was a Director in their financial services consulting practice. Mr. Butt holds a Bachelor’s degree in Management Science from Duke University.

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

The investment committee is comprised of Charles Wheeler, who also serves as President of the company, and is Senior Managing Director and Chief Investment Officer of our advisor and a member of our board of directors, David Sher, who serves as President of our advisor and is a member of our board of directors, and one representative of GGIC— Sonny Lulla. All investments are required to be unanimously approved by the GCM investment committee prior to consideration and approval by the company.

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

STAFFING

We do not have any employees. Our day-to-day investment operations are managed by GCM. In addition, pursuant to an administration agreement with Greenbacker Administration LLC (Greenbacker Administration), it provides us with administrative services including accounting, compliance and asset management services for all our investments.. As of the date hereof, Greenbacker Administration has delegated certain of its administrative functions to U.S. Bancorp Fund Services, LLC as well as accounting for certain of our investments to an independent firm which provides outsourced bookkeeping and accounting services. Greenbacker Administration may enter into similar arrangements with other third party administrators as necessary in the future. While Greenbacker Administration performs the majority of asset management, accounting and oversight services for the company’s investments, it is anticipated that Greenbacker Administration will continue to delegate certain administrative functions to third parties for the LLC and GREC in order to recognize certain operational efficiencies for the benefit of the company.

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

The advisory agreement was initially approved by our board of directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for successive one-year periods if approved annually by a majority of our independent directors. The advisory agreement was most recently re-approved in February 2017, for a one-year period commencing April 25, 2017.

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

Pursuant to the advisory agreement, which has been approved by our board of directors, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor to assist it in fulfilling its responsibilities under the advisory agreement in the future, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. No sub-advisors have been retained by GCM since inception of the advisory agreement.

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

In addition, the Special Unitholder, an entity affiliated with our advisor, holds the special unit in our company entitling it to an incentive allocation and distribution. Pursuant to the company’s amended and restated limited liability company agreement (“LLC Agreement”), the incentive allocation and distribution, or incentive distribution, is comprised of three parts as follows: The first part, the income incentive distribution, is calculated and payable quarterly in arrears based on our pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means (1) interest income, (2) dividend, project and distribution income from equity investments (but excluding that portion of distributions that are treated as a return of capital) and (3) any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with our Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. If interest income is accrued but never paid, our board of directors would decide to write off the accrual in the fiscal quarter when the accrual is determined to be uncollectible in accordance with U.S. generally accepted accounting principles (“GAAP”). The write off would cause a decrease in interest income for the fiscal quarter equal to the amount of the prior accrual. GCM is not under any obligation to reimburse us for any part of the incentive distribution it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income. Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes. Pre-incentive distribution net investment income, expressed as a rate of return on the value of our average adjusted capital at the end of the fiscal quarter will be compared to a “hurdle rate” of 1.75% per fiscal quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive distribution is also included in the amount of our gross assets used to calculate the 2.00% annualized base management fee.

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

Incentive distribution = 100% × “catch-up” + (20% × (pre-incentive distribution net investment income – 2.1875%))

Catch-up = 2.1875% – 1.75%

= 0.4375%

Incentive distribution = (100% × 0.4375%) + (20% × (2.3% – 2.1875%))

= 0.4375% + (20% × 0.1125%)

= 0.4375% + 0.0225%

= 0.46%

(1)	Represents 7.00% annualized hurdle rate.

(2)	Represents 2.00% annualized management fee.

(3)	The “catch-up” provision is intended to provide the Special Unitholder with an incentive distribution of 20% on all of our pre-incentive distribution net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.1875% in any fiscal quarter.

Example 2: Capital Gains Portion of Incentive Distribution:

Alternative 1

Assumptions

•	Year 1: $20 million investment made in company A (“Investment A”), and $30 million investment made in company B (“Investment B”)

•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive distribution would be:

•	Year 1: None

•	Year 2: Capital gains incentive distribution of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20%)

•	Year 3: None

•	Year 4: Capital gains incentive distribution of $200,000

$6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains fee taken in Year 2)

Alternative 2

Assumptions

•	Year 1: $20 million investment made in company A (“Investment A”), $30 million investment made in company B (“Investment B”) and $25 million investment made in company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million

The capital gains incentive distribution, if any, would be:

•	Year 1: None

•	Year 2: $5 million capital gains incentive distribution

•	20% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

•	Year 3: $1.4 million capital gains incentive distribution (1)

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

Payment of Our Expenses

Our primary operating expenses are the payment of advisory fees and other expenses under the advisory agreement and other expenses necessary for our operations. Our advisory fee compensates GCM for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. We also pay fees and expenses on a direct cost basis to Greenbacker Administration or others engaged by the Greenbacker Administration for the administrative services they provide directly or indirectly under the administration agreement.

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organizational expenses relating to offerings of our shares, subject to limitations included in the advisory agreement;

•	the cost of effecting sales and repurchase of shares and other securities;

•	investment advisory fees;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of proxy statements, members’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, telephone, and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002;

•	costs associated with our reporting and compliance obligations under applicable federal and state securities laws;

•	brokerage commissions, origination fees and any investment banking fees related to our investments;

•	all other expenses incurred by GCM, in performing its obligations subject to the limitations included in the advisory agreement; and

•	all other expenses incurred by either the Administrator, its delegates or us in connection with administering our business, including payments for the administrative services the Administrator provides under the administration agreement that will be based upon our allocable portion (subject to the review and approval of our board of directors) of the Administrator’s overhead and other expenses.

Pursuant to the terms of the expense reimbursement agreement, the advisor paid for certain pre-operating and operating expenses from inception to through the first quarter of 2016 on behalf of the company. Since inception, a total of $830,884 in pre-operating and operating expenses, which were originally borne by the advisor, have now been reimbursed by the company as of December 31, 2016. While the expense reimbursement agreement was amended in November 2015 to extend its term until the earlier of December 31, 2016 or the end of the offering, the expense reimbursement agreement was not extended past December 31, 2016 due to the fact that the total annual operating expenses (as defined in the expense reimbursement agreement) were less than 5% of average net assets for each share class.

Organization and Offering Expenses

We will reimburse our advisor and its affiliates for organization and offering expenses it may incur on our behalf but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. If we raise the maximum offering amount in the current offering and under the distribution reinvestment plan, we expect organization and offering expenses (other than selling commissions and the dealer manager fee) to be 1.5% of gross offering proceeds. If less than the maximum offering amount is raised, organization and offering expenses could be as high as 5.0% of gross offering proceeds. These organization and offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with the offering, including but not limited to:

•	Our legal, accounting, printing, mailing and filing fees;

•	Charges of our transfer agent, charges of our advisor for administrative services related to the issuance of shares in the offering;

•	Reimbursement of bona fide due diligence expenses of broker-dealers;

•	Reimbursement of our advisor for costs in connection with preparing sales materials, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement for employees of our affiliates to attend retail seminars conducted by broker-dealers; and

•

Reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs and costs and expenses associated with the facilitation of the marketing of shares and the ownership of shares by such broker-dealers’ customers, which will be included in underwriting compensation.

Organization and offering costs are calculated and borne by the company with respect to each offering pursuant to a separate Registration Statement. For the offering pursuant to the Registration Statement on Form S-1 (File No. 333-178786-01), which was declared effective on August 7, 2013 and was terminated on February 7, 2017, total organization and offering costs borne by the company were approximately $7,500,000, or 4.8% of gross offering proceeds.

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

Indemnification

The advisory agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GCM and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GCM’s services under the advisory agreement or otherwise as advisor of the company. Notwithstanding the above, our LLC Agreement provides that we shall not hold harmless our advisor or any of its affiliates for any loss or liability suffered by us unless all of the following conditions are met:

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

VALUATION PROCESS AND DETERMINATION OF NET ASSET VALUE

Relevance of Our Net Asset Value

Our net asset value is calculated and published on a quarterly basis. For all of our current investments, market quotations are not available and are valued at fair value as determined in good faith by our advisor and reviewed by an independent valuation firm, currently Alvarez & Marsal Valuation Services, LLC, subject to the review and approval of the board of directors.

Our net asset value will:

•	be disclosed in our quarterly and annual consolidated financial statements;

•	determine the price per share that is paid to shareholder participants in our share repurchase program, and the price per share paid by participants in our distribution reinvestment plan after the conclusion of the current offering;

•	be an input in the computation of fees earned by our advisor and the Special Unitholder whose fees and distributions are linked, directly or indirectly, in whole or part to the value of our gross assets; and

•	be evaluated alongside the net proceeds per share to us from the current offering to ensure the net offering price per share is not above or below our net asset value per share.

Determination of Our Net Asset Value

We calculate our net asset value per share by subtracting all liabilities from the total carrying amount of our assets, which includes the fair value of our investments, and dividing the result by the total number of outstanding shares on the date of valuation.

We have adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

Our board of directors has approved the selection of an independent valuation firm to review our advisor’s valuation methodology and to work with our advisor and officers to provide additional inputs for consideration by our audit committee and to work directly with our full board of directors, at the board of directors’ request, with respect to the fair value of investments. Generally, one quarter of our investments are reviewed by an independent valuation firm each quarter, on a rotating quarterly basis. Accordingly, each such investment would be evaluated by an independent valuation firm at least once per year.

The determination of the fair value of our investments requires judgment, especially with respect to investments for which market quotations are not available. For most of our investments, market quotations will not be available. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Because the calculation of our net asset value is based, in part, on the fair value of our investments as determined by our advisor, who is affiliated with us, our calculation of net asset value is to a degree, subjective and could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Net Asset Value Determinations in Connection with our Continuous Offerings

Since commencing operations on April 25, 2014, the company has sold shares on a continuous basis at the following prices (in each case, based on the then - current net asset value determination):

Period		Class
From	To	A	C	I	P-A	P-I
25-Apr-14	4-Nov-15	$10.000	$9.576	$9.186	NA	NA
5-Nov-15	4-Feb-16	$10.024	$9.599	$9.208	NA	NA
5-Feb-16	5-May-16	$10.048	$9.621	$9.230	NA	NA
6-May-16	3-Aug-16	$10.068	$9.640	$9.248	$9.589	$8.808
4-Aug-16	6-Nov-16	$10.227	$9.791	$9.394	$9.739	$8.946
7-Nov-16	7-Feb-17	$10.282	$9.581	$9.445	$9.782	$8.828
As of 8-Feb-17		$10.224	$9.526	$9.391	$9.704	$8.758

Our advisor, in conjunction with an independent valuation firm, subject to the review and approval of the board of directors, determines our net asset value for each class of our shares at each quarter end. We expect such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that our net asset value per share on the most recent valuation date increases above or decreases below our net proceeds per share as stated in this annual report, the company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below our net asset value per share as of such valuation date.

Promptly following any such adjustment to the offering prices per share, we will file a prospectus supplement or post-effective amendment to the registration statement with the U.S. Securities and Exchange Commission (the “SEC”) disclosing the adjusted offering prices of the publicly offered share classes and the effective date of such adjusted offering prices, and we will also post the updated information on our website at www.greenbackerrenewableenergy.com. If the new offering price per share for any of the publically available classes of our shares being offered represents more than a 20% change in the per share offering price of our shares from the most recent offering price per share, we will file an amendment to the registration statement with the SEC. We will attempt to file the amendment on or before such time in order to avoid interruptions in the continuous offering of our shares; however, there can be no assurance that our continuous offering will not be suspended while the SEC reviews any such amendment and until it is declared effective. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to our dealer manager.

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

Risks Related to Our Business and Structure

Because we have not yet reached a fully invested minimum level of net assets to support distributions exclusively from cash flow from operations, we have a large accumulated deficit.

While we had accumulated deficit balances of $(3,538,523) and $(1,591,014) as of December 31, 2016 and 2015, respectively, the full financial condition of earnings and loss is best understood when accumulated unrealized appreciation is taken into account alongside accumulated deficit. As of December 31, 2016 and 2015, our total accumulated deficit, accumulated net realized gain on investments and accumulated unrealized appreciation combined was $977,492 (i.e. net positive earning) and $(318,828) (i.e. net accumulated loss), respectively. When we commenced operations, we expected an accumulated deficit in the early stages of operations for several reasons. Because we had not yet been fully invested and are still in the early stages of our investing cycle, expenses as a percentage of assets have run higher than they would be expected to run on a higher amount of invested assets.

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

Subject to our board of directors’ discretion, based upon management’s recommendations, and applicable legal restrictions, we authorized, declared and paid distributions monthly starting in September 2014. However, while we intend to pay these distributions to our members out of assets legally available for distribution, we cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of the risks described herein. All distributions will be paid at the discretion of our board of directors, based on management’s recommendations, and will depend on our earnings, our financial condition, compliance with applicable regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our members in the future. In the event that we encounter delays in locating suitable business opportunities, we may pay all or a substantial portion of our distributions from borrowings, the proceeds of this offering and other sources, without limitation. During certain periods, the company has paid distributions from sources other than cash flow from operations, including offering proceeds. The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $150 million in net assets is reached and the company is fully invested in operating assets. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for investments in renewable energy and energy efficiency projects, which may affect our ability to generate future cash flows from operations and, therefore, reduce your overall return. These risks will be greater for persons who acquire our shares relatively early in this offering, before a significant portion of the offering proceeds have been invested. Accordingly, members who receive the payment of a dividend or other distribution from us should not assume that such dividend or other distribution is the result of a net profit earned by us.

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

If we internalize our management functions or otherwise acquire a portion of GCM, your interest in us could be diluted, and we could incur other significant costs and face other significant risks associated with being self-managed or owning a portion of an asset manager.

We may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire GCM’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such transaction. Such consideration could take many forms, including cash payments, promissory notes and shares. The payment of such consideration could result in dilution of your interests as a member and could reduce the earnings per share attributable to your investment.

In addition, if we internalized our management function, while we would no longer bear the costs of the various fees and expenses we expect to pay to GCM under the advisory agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by GCM or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and may further dilute your investment. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of internalization are higher than the expenses we avoid paying to GCM, our earnings per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our members and the value of our shares. As currently organized, we do not expect to have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

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

If we seek to internalize management functions, we do so as part of a multi-stepped transaction over an extended period of time, which longer time horizon and more complex set of transactions may increase the risk that we fail to fully consummate the desired internalization and/or that, if consummated, the costs of such transactions are greater than a single-step internalization transaction.

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

We intend to conduct our operations directly and through wholly or majority-owned subsidiaries, so that the company and each of its subsidiaries do not fall within or are excluded from the definition of an “investment company” under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” Excluded from the term “investment securities,” among other instruments, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We intend to conduct our operations so that the company is not required to register as an investment company. The company is organized as a holding company that conducts its business primarily through its subsidiaries. The company intends to conduct operations so that it and most of its subsidiaries will comply with the 40% test. We will monitor our holdings on an ongoing basis and in connection with each of our acquisitions to determine compliance with this test. We expect that most, if not all, of our wholly-owned and majority-owned subsidiaries will be outside the definitions of investment company under Section 3(a)(1)(A) and Section 3(a)(1)(C) or relying on an exception from the definition of investment company other than the exceptions under Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which are expected to constitute most, if not all, of our assets) generally will not constitute “investment securities.” Accordingly, we believe that the company will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. We believe the company will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because the company will not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the company’s wholly-owned or majority-owned subsidiaries, the company is primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of acquiring and financing renewable energy and energy efficiency projects.

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

Risks Related to Our Advisor and Its Affiliates

Our success will be dependent on the performance of our advisor; however, our advisor has limited operating history and limited experience managing a public company or maintaining our exemption from registration under the Investment Company Act, which may hinder its ability to achieve our investment objective or result in loss of our Investment Company Act exemption.

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

Our advisor and its affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and GCM to earn increased management fees. The incentive distribution that the Special Unitholder, an affiliate of our advisor, may be entitled to receive from us may create an incentive for our advisor to oversee and supervise renewable energy or energy efficiency projects or make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive distribution to which the Special Unitholder may be entitled is determined may encourage our advisor to use leverage to increase the return on our portfolio. In addition, the fact that our base management fee is payable based upon the average of the values of our gross assets for each day of the prior month, which would include any borrowings for investment purposes, may encourage GCM to use leverage in connection with the construction of additional projects or to make additional investments. Our LLC Agreement does not impose limitations on the amount of leverage we may employ. At such time when the net proceeds from this offering have been fully invested, we expect that we will generally target a leverage ratio of up to $2 of debt for every $1 of equity on our overall portfolio, with individual allocations of leverage based on the mix of asset types and obligors; however, we will in no event exceed a leverage ratio of $3 of debt for every $1 of equity, unless any excess is approved by a majority of our independent directors. Furthermore, GCM is primarily responsible for calculating the net asset value of our portfolio and, because the base management fee is payable based upon the average of the values of the gross assets for each day of the prior month, a higher net asset value of our portfolio would result in a higher base management fee to our advisor. Under certain circumstances, the use of leverage may increase the likelihood of default, which could adversely affect our results of operations. Such a practice could result in us making more speculative investments than would otherwise be the case, which could result in higher losses, particularly during cyclical economic downturns.

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

If there is not sufficient demand for renewable energy or energy efficiency technology, or if renewable energy or energy efficiency projects do not develop or take longer to develop than we anticipate, we may be unable to achieve our investment objectives.

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

Our consolidated financial statements will be prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies, or ASC Topic 946, which requires us to carry our investments at fair value or, if fair value is not determinable based on transactions observable in the market, at fair value as determined by our advisor, subject to the oversight of our board of directors. At the direction of our board of directors, an independent valuation firm will review the valuations prepared by GCM. For most of our investments, market quotations will not be available. As a result, we will value these investments quarterly at fair value as determined in good faith.

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

The shares sold in the public offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if you purchase Class A, C or I shares, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares.

The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Your ability to transfer your shares is limited. Pursuant to our LLC Agreement, we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a member. Moreover, you should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit your ability to sell your shares to us, and we may amend, suspend or terminate our share repurchase program at any time without giving you advance notice. In particular, the share repurchase program provides that we may make repurchase offers only to members who have purchased Class A, C or I shares and have held their shares for a minimum of one year. Share repurchases are not available to Class P-A and Class P-I members. In addition, we limit repurchases (i) during any 12 month period, to 5% of our weighted average number of outstanding shares and (ii) during any fiscal quarter, to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. Our ability to repurchase shares is subject to and may be limited by the company’s available funds. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of our assets. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. The shares should be purchased as a long-term investment only.

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

The ongoing offering price, including the current offering price, may not accurately reflect the value of our assets.

We determine our net asset value each quarter. If our net asset value per share on such valuation date increases above or decreases below our net proceeds per share, we will adjust the offering price of all classes of shares, effective five business days later, to ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below our net asset value per share on such valuation date. Ongoing offering prices, including the current offering prices, may not be the equivalent of the value of our assets, as offering prices will take into consideration other factors such as selling commissions, dealer manager fees and organization and offering expenses.

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

During the offering, we may invest the net proceeds primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment (collectively, “Cash and cash equivalents”) prior to investing in alternative energy projects. Investing in Cash and cash equivalents may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives.

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

If you purchase our shares in this offering, you will incur immediate dilution, which will be substantial, equal to the costs of the offering associated with your shares. This means that the investors who purchase shares will pay a price per share that substantially exceeds the per share value of our assets after subtracting our liabilities. The costs of this offering, which include commissions, dealer manager fees, offering costs and organization cost, are currently estimated to be between 11.5% and 15.0 % of gross offering proceeds for Class A, C and I and between 1% and 15% for Class P-A and P-I.

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

U.S. federal income tax rules applicable to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. We apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to members in a manner that reflects members’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Treasury Regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to investors.

If we were to become taxable as a corporation for U.S. federal income tax purposes, we would be required to pay income tax at corporate rates on our net income and distributions by us to members would constitute dividend income taxable to such members, to the extent of our earnings and profits.

We have received the opinion of Alston & Bird LLP to the effect that, although the matter is not free from doubt due to the lack of clear guidance and direct authority, our proposed method of operation, as described herein and as represented by us to Alston & Bird LLP will permit us to not be classified for U.S. federal income tax purposes as an association or a publicly traded partnership taxable as a corporation. Members should be aware that opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not challenge the conclusions set forth in such opinion. It must be emphasized that the opinion of Alston & Bird LLP is based on various assumptions relating to our organization, operation, assets and activities, and that all factual representations and statements set forth in all relevant documents, records and instruments are true and correct, all actions described herein are completed in a timely fashion and that we will at all times operate in accordance with the method of operation described in our LLC Agreement and herein, and is conditioned upon factual representations and covenants made by us, and our board of directors regarding our organization, operation, assets, activities, and conduct of our operations, and assumes that such representations and covenants are accurate and complete. Such representations include, as discussed further below, representations to the effect that we will meet the “qualifying income exception”.

While it is expected that we will operate so that we will qualify to be treated for U.S. federal income tax purposes as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities we are undertaking and the possibility of future changes in its circumstances, it is possible that we will not so qualify for any particular year. Alston & Bird LLP has no obligation to advise us or our members of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Our taxation as a partnership will depend on our ability to meet, on a continuing basis, through actual operating results, the “qualifying income exception.” We expect to satisfy this exception by ensuring that most of our investments that do not generate “qualifying income” are held through taxable corporate subsidiaries. However, we may not properly identify income as “qualifying,” and our compliance with the “qualifying income exception” will not be reviewed by Alston & Bird LLP on an on-going basis. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy this “qualifying income” exception.

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

It is expected that we will operate so that we will qualify to be treated for U.S. federal income tax purposes as a partnership and that a significant portion of our investments will not generate “qualifying income” as the LLC will conduct a significant portion of its operations through GREC, a wholly owned subsidiary of the LLC treated as a C corporation for U.S. federal income tax purposes and subject to U.S. federal income tax on its net income. Conducting the company’s operations through GREC is expected to allow us to effectively utilize tax incentives generated from projects in which we hold controlling equity stakes to reduce the taxable income generated by our other investments through tax incentives that are better utilized by C-corporations than other forms of entities. However, because a significant portion of our investments will be held through GREC, the “pass through” tax benefit of our being a partnership for U.S. federal income tax purposes will be limited to the income generated by the investments that we directly hold.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

The company’s Class A, Class C, Class I, Class P-A or Class P-I shares are not listed or traded on any recognized securities exchange. Since the initial closing and through the date of this filing, the company sold shares on a continuous basis at the following prices:

Period		Class
From	To	A	C	I	P-A	P-I
25-Apr-14	4-Nov-15	$10.000	$9.576	$9.186	NA	NA
5-Nov-15	4-Feb-16	$10.024	$9.599	$9.208	NA	NA
5-Feb-16	5-May-16	$10.048	$9.621	$9.230	NA	NA
6-May-16	3-Aug-16	$10.068	$9.640	$9.248	$9.589	$8.808
4-Aug-16	6-Nov-16	$10.227	$9.791	$9.394	$9.739	$8.946
7-Nov-16	7-Feb-17	$10.282	$9.581	$9.445	$9.782	$8.828
As of 8-Feb-17		$10.224	$9.526	$9.391	$9.704	$8.758

HOLDERS

As of December 31, 2016, the company has issued 11,155,122 Class A shares (including 23,469 to GCM and 93,191 shares to an affiliate of GCM), 1,041,836 Class C shares, 2,779,526 Class I shares, 47,774 Class P-A shares and 199,319 Class P-I shares.

DISTRIBUTIONS

The following table reflects the distributions declared during the year ended December 31, 2016.

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2016	$171,410	$185,680	$357,090
March 1, 2016	182,825	195,193	378,018
April 1, 2016	221,088	221,729	442,817
May 2, 2016	234,799	241,934	476,733
June 1, 2016	261,003	271,362	532,365
July 1, 2016	270,112	277,033	547,145
August 1, 2016	296,391	288,859	585,250
September 1, 2016	323,445	299,790	623,235
October 3, 2016	334,152	299,699	633,851
November 1, 2016	356,589	321,863	678,452
December 1, 2016	371,493	320,165	691,658
January 3, 2017	403,983	367,279	771,262
Total	$3,427,290	$3,290,586	$6,717,876

The following table reflects the distributions declared during the year ended December 31, 2015.

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 2, 2015	$35,820	$30,024	$65,844
March 2, 2015	35,691	30,341	66,032
April 1, 2015	46,720	38,120	84,840
May 1, 2015	53,139	46,808	99,947
June 1, 2015	61,499	57,380	118,879
July 1, 2015	69,501	65,739	135,240
August 3, 2015	82,395	81,426	163,821
September 1, 2015	95,124	95,081	190,205
October 1, 2015	104,797	109,643	214,440
November 2, 2015	120,894	128,288	249,182
December 1, 2015	134,302	143,800	278,102
January 4, 2016	156,985	166,624	323,609
Total	$996,867	$993,274	$1,990,141

The following table summarizes our distributions declared for the period from Commencement of Operations (April 25, 2014) through December 31, 2014.

		Value of
Pay Date	Paid in Cash	Shares Issued under DRP	Total
October 1, 2014	$5,123	$13,920	$19,043
November 3, 2014	10,332	19,410	29,742
December 1, 2014	16,985	21,831	38,816
January 2, 2015	30,913	25,907	56,820
Total	$63,353	$81,068	$144,421

PERFORMANCE GRAPH

Not applicable.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2016, the company sold 47,774 Class P-A shares and 199,319 Class P-I shares under a private placement memorandum. During the year ended December 31, 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014, there were no unregistered sales of securities by the company.

ISSUER PURCHASES OF EQUITY SECURITIES

For the year ended December 31, 2016, the company repurchased 261,620 Class A shares and 25,035 Class I shares at a total purchase price of $2,407,717 and $230,084, respectively, pursuant to the company’s share repurchase program. For the year ended December 31, 2015, the company repurchased 15,000 Class A shares at a total purchase price of $135,375, pursuant to the company’s share repurchase program. For the period from Commencement of Operations (April 25, 2014) through December 31, 2014, the company repurchased 100 Class A shares for a total purchase price of $1,000 from an affiliate of the adviser. No Class C shares were repurchased during the year ended December 31, 2016. No Class C or I shares were repurchased during the year ended December 31, 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014.

The table below provides information concerning the company’s repurchase of shares during the years ended December 31, 2016 and 2015 pursuant to the company’s share repurchase program.

Period	Total Number of Shares (Class A and I) purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 to March 31, 2016	9,021	$9.068	9,021	—
April 1 to June 30, 2016	80,958	9.086	80,958	—
July 1 to September 30, 2016	94,761	9.230	94,761	—
October 1 to December 31, 2016	101,915	9.280	101,915	—
Total - 2016	286,655	$9.202	286,655	—

January 1 to March 31, 2015	—	$—	—	—
April 1 to June 30, 2015	—	—	—	—
July 1 to September 30, 2015	—	—	—	—
October 1 to December 31, 2015	15,000	9.025	15,000	—
Total - 2015	15,000	$9.025	15,000	—

(1)	The company’s share repurchase program provides that we may make repurchase offers only if we have sufficient funds available for repurchase and to the extent the total number of shares for which repurchase is requested in any fiscal quarter does not exceed 5% of our weighted average number of outstanding shares in any 12-month period. In addition, we will limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data of the company as of December 31, 2016, 2015, 2014 and 2013 and for the years ended December 31, 2016 and 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014 are derived from our consolidated financial statements that have been audited by KPMG, our independent registered public accounting firm. This financial data should be read in conjunction with our consolidated financial statements and related notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report:

	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013
Statements of Assets and Liabilities data at period end:
Investments, at fair value	$115,123,101	$51,454,566	$2,737,501	$—
Cash and cash equivalents	13,055,090	5,889,030	7,567,061	202,000
Other assets	6,857,089	944,879	517,575	—
Total assets	135,035,280	58,288,475	10,822,137	—
Term note payable, net of financing costs	3,270,399	—	—	—
Other liabilities	2,346,081	600,397	309,482	—
Total liabilities	5,616,480	600,397	309,482	—
Total net assets	$129,418,800	$57,688,078	$10,512,655	$202,000

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from Commencement of Operations (April 25, 2014) through December 31, 2014
Statements of operations data:
Total investment income	$8,236,025	$1,854,122	$38,291
Management fee expense	2,018,434	571,271	64,282
Incentive fees	—	—	—
All other expenses	1,831,096	1,054,509	617,072
Waiver of management fees	—	—	(21,228)
Pre-operating expenses	—	—	222,734
Expense reimbursement to (from) advisor	636,926	11,794	(648,720)
Net investment income (loss) before taxes	3,749,569	216,548	(195,849)
Deferred tax benefit	1,142,738	522,985	—
Franchise tax expense	(121,940)	—	—
Net investment income (loss)	4,770,367	739,533	(195,849)
Net realized loss on foreign currency transactions	—	—	(136)
Net realized gain on investments	4,578	—	—
Net change in unrealized appreciation (depreciation) on investments	(1,473,781)	1,578,967	81,012
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities denominated in foreign currencies	40,703	(196,902)	(31,647)
Change in benefit from deferred taxes on unrealized appreciation on investments	4,386,656	127,015	—
Net increase (decrease) in net assets resulting from operations	$7,728,523	$2,248,613	$(146,620)
Per share data (basic and diluted): (1)
Net asset value (Class A)	$8.69	$8.54	$8.50
Net asset value (Class C)	$8.44	$8.54	$8.50
Net asset value (Class I)	$8.69	$8.54	$8.50
Net asset value (Class P-A)	$8.67	$—	$—
Net asset value (Class P-I)	$8.67	$—	$—
Net investment income (loss)	$0.43	$0.22	$(0.38)

Net change in unrealized appreciation (depreciation) on investments, net of incentive allocation to special unitholder	$(0.10)	$0.39	$0.14
Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	$—	$(0.06)	$(0.06)
Change in benefit from deferred taxes on unrealized appreciation on investments	$0.40	$0.04	$—
Net increase (decrease) in net assets attributed to common stockholders	$0.73	$0.59	$(0.30)
Distributions declared (Class A)	$0.60	$0.60	$0.28
Distributions declared (Class C)	$0.60	$0.60	$0.28
Distributions declared (Class I)	$0.60	$0.60	$0.28
Distributions declared (Class P-A)	$0.26	$—	$—
Distributions declared (Class P-I)	$0.25	$—	$—
Other data:
Weighted average common shares outstanding	11,043,156	3,335,719	513,052
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class A)	8.79%	7.44%	(5.33)%
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class C)	5.65%	7.44%	(5.33)%
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class I)	8.79%	7.44%	(5.33)%
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class P-A)	4.59%	—%	—%
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class P-I)	4.49%	—%	—%
Number of portfolio company investments at period end	9	8	3
Purchases of investments	$91,786,650	$47,681,029	$2,688,136
Principal payments and sales of investments for the period	$26,689,615	$359,432	$—

(1)	The per share calculation for net asset value was based on shares outstanding. All other per share calculations were derived by using the weighted average shares outstanding.

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

Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as Renewable Energy Credits (“RECs”) and energy efficiency certificates (“EECs”), which are generated by the projects and the sale of by-products such as organic compost materials. We initially have focused on solar energy and wind energy projects as well as energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes and therefore we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives make wind energy and other types of projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established and it will be a relatively simple process to integrate new acquisitions and projects into our portfolio. Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include wind farms, hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses.

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

We employ a rigorous credit underwriting process for each of our contractual counterparties that involves (i) identification of high credit quality counterparties with appropriate bonding and insurance capacity; (ii) where available, the review of counterparty financial statements and/or publicly available credit rating reports (iii) worst-case analysis testing of assets; (iv) ongoing monitoring of acquired assets and counterparty creditworthiness, including monitoring the public credit ratings reports issued by Moody’s and Standard and Poor’s, and (v) in regard to residential solar where the homeowner is the counterparty, individual FICO scores.

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the three months ended March 31, 2016, the six months ended June 30, 2016, the nine months ended September 30, 2016 and the year ended December 31, 2016.

	For the three months ended March 31, 2016	For the six months ended June 30, 2016	For the nine months ended September 30, 2016	For the year ended December 31, 2016
Investment grade:
Utility	80.3%	78.9%	71.6%	72.2%
Municipality	6.6	7.5	7.2	6.2
Corporation	1.4	1.4	1.3	1.2
Subtotal investment grade	88.3%	87.8%	80.1%	79.6%

Non-investment grade or no rating:
Utility	1.2%	1.3%	1.2%	1.1%
Municipality	7.2	7.3	6.7	5.9
Individual	—	—	8.5	10.0
Corporation	3.3	3.6	3.5	3.4
Subtotal non-investment grade or no rating	11.7%	12.2%	19.9%	20.4%

Total	100%	100%	100%	100%

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

We have structured some of our investments in residential solar with a similar commercial arrangement to that of the power purchase agreements with utilities and other large commercial users of electricity for our energy projects, as described above. Recently, we acquired residential solar assets which have a private purchase agreement (“PPA”) with the residential homeowner as counterparty. In the future, we may also acquire assets where we lease the solar assets to a residential owner on a long term basis where the residential owner directly receives the benefit of the electricity generated.

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

The table below sets forth the company’s investments in alternative energy generation portfolios as of December 31, 2016.

	Date(s)	Industry	Location(s)	Form of Investment	Cost **/ Principal Amount*	Assets	Generation Capacity in (MW)*
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015	Alternative Energy – Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$23,256,875	Commercial ground and roof mounted solar photovoltaic systems	19.459
Magnolia Sun Portfolio	Third quarter 2015, First quarter 2016	Alternative Energy – Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted solar photovoltaic systems	5.467
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Solar	Vermont	100% equity ownership	$12,895,000	Commercial ground mounted solar photovoltaic systems	7.391
Canadian Northern Lights Portfolio	Fourth quarter 2014 Fourth quarter 2015	Alternative Energy – Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	0.570
Six States Solar Portfolio	Fourth quarter 2015	Alternative Energy – Solar	Arizona, California, Colorado, Connecticut and Indiana	100% equity ownership	$2,300,000	Ground and roof mounted solar systems	6.222
Greenbacker Wind Portfolio	Fourth quarter 2015 Fourth quarter 2016	Alternative Energy – Wind	Montana	100% equity ownership	$42,277,428	Operating wind power facilities	35
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency – Lighting Replacement	Pennsylvania	Secured Loan	$771,371	Energy efficiency LED lighting	N/A
Greenbacker Residential Solar Portfolio	Third quarter 2016	Alternative Energy – Solar	California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	Managing Member, majority equity ownership	$19,850,000	Residential rooftop mounted solar photovoltaic systems	12.092
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency – Lighting Replacement	Puerto Rico	Capital lease	$511,362	Energy efficiency LED lighting	N/A
Sunny Mountain Portfolio	Third quarter 2014	Alternative Energy – Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.809

* Approximate.

** Does not include assumed project level debt.

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

Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), we are offering on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests, consisting of up to $800,000,000 of shares in the Primary Offering and up to $200,000,000 of shares pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the Offering. The company’s initial offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) terminated on February 7,2017.

 After the finalization of the December 31, 2016 net asset value, the current offering price of the Class A shares is $10.224 per share, the current offering price of the Class C shares is $9.526 per share, the current offering price of the Class I shares is $9.391 per share, the current offering price of the Class P-A shares is $9.704 per share and the current offering price of the Class P-I shares is $8.758 per share.

As of December 31, 2016, through initial purchases of shares, participation in the distribution reinvestment program and repurchase requests by an affiliate of the advisor of 98,786 shares, our advisor and its affiliate as of December 31, 2016 owned 23,469 and 93,191 shares, respectively. As of December 31, 2015, our advisor and its affiliate owned 21,959 and 185,721 shares, respectively.

As of December 31, 2016, we had received subscriptions for and issued 15,223,577 of our shares (including shares issued under the DRP) for gross proceeds of $149,746,470 (before dealer-manager fees of $2,416,177 and selling commissions of $8,713,815 for net proceeds of $138,616,478). As of December 31, 2015, we had received subscriptions for and issued 6,736,967 of our shares (including shares issued under the DRP) for gross proceeds of $66,390,924 (before dealer manager fees of $1,083,268 and selling commissions of $4,100,814 for net proceeds of $61,206,842).

Current Competition in the Alternative Energy - Solar Marketplace

The solar financing market as a whole started as a cottage industry where developers would bring together high net worth investors to fund single solar and wind transactions. While successful in jump starting the industry, true capital formation is a relatively new phenomenon and is not as well developed as in other asset classes. Currently in the alternative energy – solar marketplace, there are several sources of capital:

•	Developer/Owner Operators. The major competition we face in the market for the assets we target comes from privately backed developer/owner operators. The capital from these organizations has generally been sourced from a combination of family offices/private equity funds and hedge funds. These organizations are generally set up as developers, with investment return expectations in the 20-30% range. However, to facilitate the most favorable exit for the sponsors, the developer/owner operators seek to accumulate a significant portfolio of operating assets to provide a base level of stable and predictable earnings for the enterprise. Through a combination of developer profits and leverage they are able to generate satisfactory ongoing returns with the bulk of the upside being generated for the sponsors through the exit. We are of the opinion this group of buyers will ultimately be capital constrained particularly in circumstances where equity markets experience a downturn.

•	Single Purpose Limited Partnerships. These entities are typically funded by high net worth individuals or family offices and are generally focused on a small number of deals as they have a limited amount of capital to invest.

•	Utilities. Institutional investors (including large life insurance companies), pension funds and infrastructure funds. This sector dominates investment in the larger projects (i.e. $100,000,000 or greater). Because scale is always an important consideration for larger institutions we tend not to encounter this group in the markets we target.

•	Yieldcos. Following the filing of company’s Registration Statement with the SEC, several U.S. companies registered and listed public vehicles designed to generate steady tax deferred distributions to investors through the ownership and operation of traditional and renewable energy generation assets. There are currently six large vehicles, known as “yieldcos” listed on various stock exchanges around the United States as well as several other very small public companies. The yieldco strategy provides an opportunity for large Independent Power Producers to source cost effective capital to fund the ownership of contracted generation assets thus freeing up their own capital for other higher returning activities elsewhere in their businesses. Initially the yieldco strategy proved very effective and delivered the independent power producers sponsoring such vehicles a cost of capital very much in line with our own.

In management’s view, the company has been competitive in bidding for solar assets against all of these sources of capital and maintains a significant pipeline of deals which can be consummated as offering proceeds are raised.

Opportunities in Solar Power Today

We believe that the greatest opportunity exists within the Small Utility Scale segment of the market where the company can buy assets with similar attributes to the Large Utility Scale projects (Investment Grade off-taker, same equipment and warrantees, same O&M etc.) but where returns are higher. In our view, there is a significant opportunity to aggregate portfolios of high quality Small Utility Scale projects working with experienced developers looking for a reliable and sustainable source of capital to increase the certainty of them closing transactions. As a result, we have been focusing on building relationships with respected developers with a view to acquiring pipelines of projects rather than one-off deals. By working closely with developers to efficiently close their transactions, we are seeking to create a sustainable competitive advantage which will lead to recurring and consistent deal flow. Recently, we have been working with developers of residential rooftop solar assets as we believe a significant opportunity exists to securitize residential solar assets once significant scale is achieved resulting in increased value and return. Importantly our strategy is differentiated from the developer/owner operators mentioned above because we do not ever seek to compete with the developers but rather to work in lock-step with them so that they can achieve sustainable development profits and we have access to pipelines of transactions, which align with our current investment strategy and focus.

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

Generally speaking, the policy changes that have occurred over the past decade at the U.S. Environmental Protection Agency and U.S. Department of Energy have been very positive for renewables with stronger emission regulations and other mandates improving the case for renewable energy assets. In addition, the U.S. Energy Information Association forecasts that approximately 65,000 megawatts (“MW”) of older generating capacity will be retired and go offline by 2020 all of which will need to be replaced by new energy sources. Their current prediction is that at least 50% of that replacement will come from new renewable generating capacity (approximately 25% by wind and 25% by solar). While the current U.S. administration has indicated greater support for traditional sources of energy and the potential reduction in support for alternative energy production, management is of the opinion that any changes enacted by the current U.S. administration will not have a material impact on our operations.

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

For most of our investments, market quotations will not be available. With respect to investments for which market quotations are not readily available, our board of directors has approved a multi-step valuation process each fiscal quarter, as described below:

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

We have adopted ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

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

The determination of the fair value of our investments requires judgment, especially with respect to investments for which market quotations are not available. For most of our investments, market quotations will not be available. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Because the calculation of our net asset value is based, in part, on the fair value of our investments as determined by our advisor, which is an affiliated entity of the company, our calculation of net asset value is to a degree subjective and could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments. Furthermore, the fair value of our investments, as reviewed and approved by our board of directors, may be materially different from the valuation as determined by an independent valuation firm.

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

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. Prior to June 30, 2016, the company did not record a liability at time of the sale for expected deferred sales commissions. As of December 31, 2016, the company has recorded a liability for deferred sales commissions in the amount of $203,357.

Financing Costs

Financing costs related to debt liabilities of the company, GREC or GREC Entity Holdco LLC are presented on the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability.

Recently Issued Accounting Pronouncements

In December 2016, the FASB released an ASU that makes technical changes to various sections of the Accounting Standards Codification (“ASC”), including Topic 820, Fair Value Measurement. The changes to Topic 820 are intended to clarify the difference between a valuation approach and a valuation technique. The changes to ASC 820-10-50-2 require a reporting entity to disclose, for Level 2 and Level 3 fair value measurements, a change in either or both a valuation approach and a valuation technique and the reason(s) for the change. The changes to Topic 820 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. At this time, management is evaluating the implications of the ASU and its impact on the financial statements and disclosures has not yet been determined.

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended existing rules (together, the "final rules") intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. Management is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on the Company’s financial statements and related disclosures.

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon bonds; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities should apply this ASU using a retrospective transition method to each period presented. The company is in the process of evaluating the impact, if any, that ASU 2016-15 will have on the company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01 regarding “Recognition and Measurement of Financial Assets and Financial Liabilities”. The new guidance is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. At this time, management is evaluating the implications of ASU No. 2016-01 and its impact on the financial statements and disclosures has not yet been determined.

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

Portfolio and Investment Activity

As of December 31, 2016, the company invested in numerous solar generation facilities included in eight investment portfolios as follows:

East to West Solar Portfolio

The company owns 19.459 Megawatts of operating solar power facilities located on 13 sites in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina (the “East to West Solar Portfolio”). The East to West Solar Portfolio consists of ground and roof mounted solar systems (each, a “System”) located on municipal and commercial properties as follows:

1.	Denver International Airport - The Denver International Airport System has a generation capacity of 1,587.6 kilowatts (“kW”). The System sells power directly to the City and County of Denver Department of Aviation, which is the owner and operator of the airport. The System has a 25-year variable rate power purchase agreement (“PPA”) with a floor price of $0.036/kWh. The System also sells Solar Renewable Energy Credits (“SORECs”) to the local utility (Xcel Energy) under a 20-year contract.

2.	Progress Energy I – The Progress Energy I System has a generation capacity of 2,479.0 kW. The System is located in Laurinburg, North Carolina and sells power to the utility, Duke Energy (Progress Energy) under a 20-year fixed rate PPA at $0.120/kWh.

3.	Progress Energy II – The Progress Energy II System has a generation capacity of 2,499.2 kW. The System is located in Laurinburg, North Carolina and sells power directly to the utility, Duke Energy (Progress Energy) under a 15-year fixed rate PPA at $0.083/kWh. The System also sells RECs to Duke Energy (Progress Energy) under a 15-year contract.

4.	SunSense I - The SunSense I System has a generation capacity of 500.0 kW. The System is located in Raleigh, North Carolina and sells power directly to the utility, Duke Energy (Progress Energy Carolinas, Inc.) under a 20-year fixed rate PPA at $0.150/kWh.

5.	SunSense II – The SunSense II System has a generation capacity of 497.0 kW. The System is located in Clayton, North Carolina and sells power directly to the utility, Duke Energy (Progress Energy Carolinas, Inc.) under a 20-year fixed rate PPA at $0.150/kWh.

6.	SunSense III – The SunSense III System has a generation capacity of 497.0 kW. The System is located in Fletcher, North Carolina and sells power directly to the utility, Duke Energy (Progress Energy Carolinas, Inc.) under a 20-year fixed rate PPA at $0.150/kWh.

7.	NIPSCO III – The NIPSCO “Turtle Top” System has a generation capacity of 375.2 kW. The System is located in New Paris, Indiana and sells power directly to the Northern Indiana Public Service Company under a 15-year fixed rate PPA which started at $0.260/kWh and grows annually at 2.0%.

8.	OUC I – The OUC I System has a generation capacity of 417.0 kW. The System is located in Orlando, Florida and sells power directly to the Orlando Utilities Commission. The System has a 25-year fixed rate PPA at $0.195/kWh.

9.	KIUC – The KIUC System has a generation capacity of 383.0 kW. The System is located in Koloa, Hawaii and sells power directly to the Kauai Island Utility Cooperative under a 20-year fixed rate PPA at $0.200/kWh.

10.	TJ Maxx – The TJ Maxx System has a generation capacity of 249.9 kW. The System is located in Bloomfield, Connecticut and sells power directly to the H.G. Conn. Realty Corp under a 15-year fixed rate PPA which started at $0.112/kWh and grows annual at 3%.

11.	Denver Public Schools (Green Valley) – The Green Valley System has a generation capacity of 101.2kW. The System is located in Denver, Colorado and sells power directly to the Denver Public Schools under a 20-year fixed rate PPA which started at $0.027/kWh and grows annually at 3%. The System also sells SORECs to Xcel Energy under a 20-year fixed price contract at a rate of $0.115/kWh.

12.	Denver Public Schools (Rachel B. Noel) – The Rachel B. Noel System has a generation capacity of 101.2 kW. The System is located in Denver, Colorado, and sells power directly to the Denver Public Schools under a 20-year fixed rate PPA which started at $0.027/kWh and grows annually at 3%. The System also sells SORECs to Xcel Energy under a 20-year fixed price contract at a rate of $0.115/kWh.

13.	Denver Public Schools (Greenwood) – The Greenwood System has a generation capacity of 101.2 kW. The System is located in Denver, Colorado, and sells power directly to Denver Public Schools under a 20-year fixed rate PPA which started at $0.027/kWh and grows annually at 3%. The System also sells SORECs to Xcel Energy under a 20-year fixed price contract at a rate of $0.115/kWh.

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

Lastly, the company acquired two operating solar PV systems comprising a total of 7.621 MW (the “NC Tar Heel” facilities) located in North Carolina through an equity investment of approximately $8,400,000 plus working capital.

Details of the NC Tar Heel facilities, which is included in the East to West Solar Portfolio, are as follows:

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

Green Maple Portfolio

During 2014 and 2015, the company committed to construct nine solar power facilities in various locations in the state of Vermont (the “Green Maple Portfolio”). As of June 30, 2016, all of the Green Maple Portfolio facilities were operational and generating power. The company entered into separate loan agreements for seven facilities with the Vermont Economic Development Authority (“VEDA”) for a total loan commitment of approximately $5,183,000, of which approximately $4,867,000 is outstanding as of December 31, 2016.

A brief summary of each project is as follows:

1.	Charter Hill Solar – Constructed in Rutland, Vermont, this 1.044MW DC system has a PPA with Green Mountain Power, an investment grade utility, to sell 100% of the power generated over a 25-year period.

2.	Williamstown Solar – Constructed in Williamstown, Vermont, this 732 kW DC system has an SSA in place with a commercial entity to purchase 100% of the energy generated by the system for 20 years.

3.	GLC Chester Solar – Constructed in Chester Township, Vermont, this 732 kW DC system has SSAs in place with various municipal entities to purchase 100% of the energy generated by the system for 20 years.

4.	Pittsford Solar – Constructed in Pittsford Township, Vermont, this 686 kW DC system has SSAs in place with various commercial entities to purchase 100% of the energy generated by the system for 20 years.

5.	Novus Royalton Solar – Constructed in Royalton, Vermont, this 686 kW DC system has SSAs in place with various municipal entities to purchase 100% of the energy generated by the system for 20 years

6.	Proctor GLC Solar LLC – Constructed in Proctor, Vermont, this 708.75 kW DC system has SSAs in place with a municipal entity to purchase 100% of the energy generated by the system for 20 years.

7.	Hartford Solarfield LLC – Constructed in Hartford, Vermont on the town landfill, this 748.44 kW DC system has an SSA in place with a municipal entity to purchase 100% of the energy generated by the system for 20 years.

8.	46 Precision Drive LLC – Constructed in North Springfield, Vermont, this 748.44 kW DC system has an SSA in place with a municipal entity to purchase 100% of the energy generated by the system for 20 years.

9.	City Garden Solar LLC – Constructed in Rutland, Vermont, this 1.0 MW DC system has a PPA with Green Mountain Power, an investment grade utility, to sell 100% of the power generated over a 25-year period.

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

On January 19, 2016, the company acquired an additional 721,828 kW of operating solar power facilities located on three sites in the states of California and Massachusetts, for a total purchase price of approximately $250,000 (named “CaMa Solar”). The largest off-taker is Santa Cruz City Schools, rated Aa2, followed by Petaluma City Schools of Sonoma County, rated A2, which are both based in California. The third off-taker is the WGBH Educational Foundation, a non-profit, which has a rating of Aaa on its revenue bonds and is located in Boston, MA.

On March 24, 2016, the company acquired eleven solar facilities in Tennessee, with a total generation capacity of 1.75 MW, for a total purchase price of approximately $3,100,000 (named “SolaVerde”). Included in the Magnolia Sun Portfolio, SolaVerde consists of ground and roof mounted solar systems located on leased property near Fayetteville, Sneedville and Tazewell, Tennessee. Electricity produced by the portfolio is sold under long term PPAs with the Tennessee Valley Authority, an investment grade utility and two North Carolina municipal entities. The PPAs have an average remaining contract life of approximately 15.7 years.

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

There is a standardized lease that is signed with each of the home /building owners that allows the system to be generally operated and maintained during the term of each OPA contract. The lease has been designed to survive the sale of the home/building and there is a non-disturbance provision which will allow the owner of the system, the company, to operate the system for the entirety of the term. The home/building owner receives a modest rental payment for use of the rooftop which is paid annually.

The Canadian Northern Lights Portfolio produces revenue from the sale of electricity measured in kilowatt hours (kWh) to the OPA, the sole off-taker for all 80 solar systems. The price of electricity sold, based upon the rate contained in the OPA contract, is between CAD $0.549 and CAD $0.802 per kWh. On average, the 80 OPA contracts have a remaining life of approximately 16 years unless terminated earlier by either party pursuant to the terms of each contract.

 Six States Solar Portfolio

The company currently leases 6.222 MW of operating solar power facilities located on 23 sites in the states of Arizona, California, Colorado, Connecticut and Indiana under a master lease agreement. During the remaining term of the lease, which is approximately 17 years, there is the potential for the company to purchase these assets directly upon agreement and consent of the parties. With over 82% of the contracted revenues from investment grade counterparties, the average remaining life of the PPA is approximately 17.5 years.

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

Sunny Mountain Portfolio

On August 28, 2014, the company acquired a portfolio of 22 commercial and residential rooftop and ground mounted solar systems comprising approximately 809 kW of generation capacity for a purchase price of $880,000 plus closing costs. The company sold one of the locations in June 2016 for $40,000.

Greenbacker Residential Solar Portfolio

On August 8, 2016 the company purchased a controlling interest in a 12.1 MW portfolio of 1,611 residential rooftop solar systems from a subsidiary of OneRoof Energy Inc. for approximately $19,800,000. The systems are located across seven states including California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York. All of the energy generated by the systems has been sold under twenty-year power purchase agreements to the various residential customers who on average have a FICO Score Rating of Very Good.

With the inclusion of owned and leased assets, the company operates approximately 51.855 MW of operating solar power facilities throughout the United States as of December 31, 2016.

Greenbacker Wind Portfolio

The company owns two wind farms, comprising a total of 35.0 MW of operating wind power facilities, in Teton County, Montana (the “Fairfield Wind Portfolio” and the “Greenfield Wind Portfolio”)). Both projects sell power directly to the local public utility, NorthWestern Energy, an investment grade rated utility.

The Fairfield Wind Portfolio, which uses four 1.7 MW and two 1.6 MW General Electric wind turbines to generate 10.0 MW, has a 20-year fixed-rate PPA, with pricing based on a $0.05444/kWh off peak rate and a $0.09087/kWh on peak rate for the contract period. The system has historically performed in line with production estimates. With the original in-service date being May 1, 2014, there is approximately 17.5 years remaining on the current PPA. The Fairfield Wind Portfolio also has a contract to sell renewable energy credits to NorthWestern Energy priced at $0.0069/kWh and escalating at 2.5% with a $0.0099/kWh cap.

The Greenfield Wind Portfolio totals 25,000 kW using thirteen GE 2.3 -107 MW 1.7 MW wind turbines. The Project has a 25-year fixed-rate PPA with NorthWestern Energy, which includes the sale of 100% of the environmental credits, with no escalation for the contract period.

GREC Energy Efficiency Portfolio

The company maintains three capital leases with AEC-LEDF, LLC related to the ownership of energy efficient lighting fixtures in three commercial locations in Puerto Rico, United States. The combined value of capital leases as of December 31, 2016 is approximately $525,897. The lease period under each of the master lease agreements correspond with underlying equipment service agreements between LED Funding LLC, the seller of the equipment to GREC Energy Efficiency Portfolio, and the owners of the commercial locations. The equipment service agreement terms range from seven to ten years. At the end of each of the lease terms, ownership of the fixtures is retained by the owners of the commercial locations.

Renew AEC One, LLC

In September 2015, the company entered into a secured loan agreement with Renew AEC One, LLC to fund the installation and purchase of energy efficiency lighting in a warehouse in Pennsylvania. The loan, which is valued at approximately $771,000 as of December 31, 2016, bears an interest rate of 10.25% per annum. The principal is amortized over ten years ending in February 2025.

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans and capital leases outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of December 31, 2016, all loans and capital leases were considered current per their terms.

Investment Summary

The following table presents the purchases of new or existing investments for the years ended December 31, 2016 and December 31, 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014:

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from Commencement of Operations (April 25, 2014) through December 31, 2014
Alternative Energy - Solar
Canadian Northern Lights Portfolio	$—	$535,000	$1,068,136
Sunny Mountain Portfolio	—	—	920,000
East to West Solar Portfolio	3,656,875	19,765,000	—
Green Maple Portfolio	3,395,000	8,800,000	700,000
Magnolia Sun Portfolio	3,225,000	7,550,000	—
Greenbacker Residential Solar Portfolio	19,850,000	—	—
Six States Solar Portfolio	—	2,300,000	—
Alternative Energy - Wind
Greenbacker Wind LLC Portfolio	35,527,428	6,750,000	—
Energy Efficiency Secured Loans
GREC Energy Efficiency LLC Portfolio	—	797,734	—
LED Funding – Universidad Project	—	97,787	—
Renew AEC One, LLC	—	1,085,508	—
Secured Loans - Other
Greenfield Secured Turbine Loan (*)	26,335,478	—	—
Total	$91,989,781	$47,681,029	$2,688,136

(*) This Loan was repaid as part of the purchase of Greenfield Wind LLC, an investment held in the Greenbacker Wind LLC portfolio.

The composition of the company’s investments as of December 31, 2016, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar
Sunny Mountain Portfolio	$884,578	$1,175,952	1.0%
East to West Solar Portfolio	23,256,875	21,943,079	19.0
Green Maple Portfolio	12,895,000	11,447,775	9.9
Magnolia Sun Portfolio	10,775,000	10,445,788	9.1
Canadian Northern Lights Portfolio	1,603,136	1,815,169	1.6
Six States Solar Portfolio	2,300,000	2,846,174	2.5
Greenbacker Residential Solar Portfolio	19,850,000	20,487,901	17.8
Alternative Energy - Wind
Greenbacker Wind Portfolio	42,277,428	43,643,215	37.9
Energy Efficiency
GREC Energy Efficiency Portfolio	511,362	546,677	0.5
Renew AEC One, LLC	771,371	771,371	0.7
Total	$115,124,750	$115,123,101	100.0%

The composition of the company’s investments as of December 31, 2015, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar
Sunny Mountain Portfolio	$920,000	$1,329,803	2.6%
Canadian Northern Lights Portfolio	1,603,136	1,562,967	3.0
East to West Solar Portfolio	19,765,000	20,005,027	38.9
Green Maple Portfolio	9,500,000	9,577,290	18.6
Magnolia Sun Portfolio	7,550,000	7,542,723	14.7
Six States Solar Portfolio	2,300,000	2,685,597	5.2
Alternative Energy - Wind
Greenbacker Wind Portfolio	6,750,000	7,093,750	13.8
Energy Efficiency
GREC Energy Efficiency Portfolio	451,705	474,114	0.9
LED Funding – Universidad Project	97,787	97,787	0.2
Renew AEC One, LLC	1,085,508	1,085,508	2.1
Total	$50,023,136	$51,454,566	100.0%

The composition of the company’s investments as of December 31, 2016 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Alternative Energy - Solar	$71,564,589	$70,161,838	60.9%
Alternative Energy - Wind	42,277,428	43,643,215	37.9
Energy Efficiency - Lighting Replacement	1,282,733	1,318,048	1.2
Total	$115,124,750	$115,123,101	100.0%

The composition of the company’s investments as of December 31, 2015 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$41,638,136	$42,703,407	83.0%
Alternative Energy - Wind	6,750,000	7,093,750	13.8
Energy Efficiency - Lighting Replacement	1,635,000	1,657,409	3.2
Total	$50,023,136	$51,454,566	100.0%

Results of Operations

A discussion of the results of operations for the years ended December 31, 2016 and 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014 are as follows:

Revenues. As the majority of our assets consist of equity investments in renewable energy projects, the majority of our revenue is generated in the form of dividend income. Dividend income from our privately held, equity investments are recognized when received. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects.

Dividend income for the years ended December 31, 2016 and 2015 totaled $6,267,442 and $1,845,000 respectively, while interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees) amounted to $1,968,583 and $9,122, respectively. Dividend income for the period from Commencement of Operations (April 25, 2014) through December 31, 2014 totaled $37,121 while interest income earned from our cash and cash equivalent investments amounted to $1,170.

The increase in dividend income from the year ended December 31, 2015 to the year ended December 31, 2016 was primarily attributable to the acquisition of renewable energy projects throughout 2016 along with the inclusion of a full year of dividends from investments made in 2015. As new projects were purchased by the company, the volume of overall electricity generated by our project investments increased which increased net income available for distribution to the company. The increase in dividend income from the period from Commencement of Operations (April 25, 2014) through December 31, 2014 to the year ended December 31, 2015 was primarily attributable to the acquisition of renewable energy projects throughout 2015 along with the inclusion of a full year of dividends from investments made in 2014. As new projects were purchased by the Company, the volume of overall electricity generated by our project investments increased, which increased net income available for distribution to the Company.

The increase in interest income from the prior year ended December 31, 2015 was primarily attributable to the Turbine Supply Loan acquired in the second quarter of 2016 and repaid in conjunction with the acquisition of the Greenfield Wind Portfolio in the fourth quarter of 2016. In addition, significantly greater amounts of cash and cash equivalents held by the company throughout the year contributed to the increase from the prior year.

Expenses. For the years ended December 31, 2016 and 2015, the company incurred $3,849,530 and $1,625,780 in operating expenses, respectively, including the management fees earned by the advisor. The company and the advisor entered into an expense reimbursement agreement on January 30, 2014 whereby the advisor agreed to reimburse the company for certain operating expenses above rate limits to maintain the company's operating expenses at a specified level (as defined within the agreement). Once the company's expenses are determined to be below that limit, the company is obligated to repay the advisor for all previous expenses reimbursed by the advisor, until the advisor is fully reimbursed. From January 1, 2015 through December 31, 2016, the advisor elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period. Since average annual expenses (as defined in the expense reimbursement agreement) were less than 5% for the years ended December 31, 2016 and 2015, the company recorded $636,926 and $11,794, respectively, as reimbursement to the advisor for repayment of assumed past operating expenses. With the reimbursements occurring during the years ended December 31, 2016 and 2015, the advisor had been reimbursed for all previously assumed operating expenses. Total expenses, net of expense waiver and reimbursement, for the years ended December 31, 2016 and 2015 were $4,486,456 and $1,637,574, respectively.

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

For the years ended December 31, 2016 and 2015, the advisor earned $2,018,434 and $571,271, respectively, in management fees. While there was an incentive allocation of $916 earned to date by the advisor, the consolidated financial statements reflect a $285,673 decrease in incentive allocation for the year ended December 31, 2016 based primarily upon unrealized depreciation on investments and a $276,412 incentive allocation for the year ended December 31, 2015, based primarily upon unrealized appreciation on investments. For the period from Commencement of Operations (April 25, 2014) through December 31, 2014, the advisor earned $64,282, in management fees of which $21,228 were waived. While there were no incentive allocations earned during the period from Commencement of Operations (April 25, 2014) through December 31, 2014 by the advisor, the consolidated financial statements reflect a $9,846 incentive allocation expense based upon net unrealized gains as of December 31, 2014.

For the year ended December 31, 2016, Greenbacker Administration, LLC invoiced the company $203,381, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments. For the year ended December 31, 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014, Greenbacker Administration, LLC did not invoice the Company for any expenses.

Lastly, for the years ended December 31, 2016 and 2015, the company incurred an increase in deferred tax benefit from operations in the amounts of $1,142,738 and $522,985, respectively, which was offset by franchise tax expense on various solar facilities of $121,940 and $0, respectively. The deferred tax benefit is mainly derived from net operating losses incurred and investment tax credit carryforwards related to the company’s investments which, unlike financial statement purposes under GAAP, are consolidated for tax purposes offset by unrealized tax basis gains on the company’s investments. Thus, for the years ended December 31, 2016 and 2015, the net investment income was $4,770,367 and $739,533, respectively, or $0.43 and $0.22, respectively, per share. For the period from Commencement of Operations (April 25, 2014) through December 31, 2014, net investment loss was $195,849 or $0.38 per share.

Going forward, we expect our primary expenses to be the payment of asset management fees under our advisory agreement with the advisor. We will bear other expenses, which are expected to include, among other things:

•	the cost of calculating our net asset value, including the related fees and cost of retaining third-party valuation services;

•	the cost of effecting sales and repurchases of units;

•	fees payable to third parties relating to, or associated with our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors;

•	fees payable to our advisor;

•	interest payable on debt incurred to finance our investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	costs of board meetings, unitholders’ reports and notices and any proxy statements;

•	directors and officers errors and omissions liability insurance and other types of insurance;

•	direct costs, including those relating to printing of unitholder reports and advertising or sales materials, mailing, telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002 and applicable federal and state securities laws; and

•	all other expenses incurred by us or the advisor or sub-advisors in connection with administering our investment portfolio, including expenses incurred by our advisor in performing certain of its obligations under the advisory agreement.

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

We recognized $4,578 and nil realized gain, respectively, for the years ended December 31, 2016 and 2015. The gain in 2016 related to the sale of a small solar asset in the quarter ended September 30, 2016. A net change of $(1,433,078) and $1,382,065 of unrealized appreciation (depreciation), respectively, was recorded for years ended December 31, 2016 and 2015, of which $(1,473,781) and $1,578,967 of unrealized appreciation (depreciation) related to the change in value of investments and $40,703 of unrealized appreciation and $196,902 of unrealized depreciation, respectively, related to change in value based upon changes in foreign currency exchange rates. While the net change in unrealized appreciation (depreciation) on investments is primarily attributable to the acquisition of investments where the fair value of the investment was in excess of the cost to acquire the investment purchased for the year end December 31, 2015, the net change in unrealized appreciation (depreciation) for the year end December 31, 2016 was primarily related to a decrease in the value of investments due to the average remaining life of the investments reduced by one year and a refinement of electricity rates assumed after the expiration of current PPAs.

While we recognized no realized gains or losses on investments for the period from Commencement of Operations (April 25, 2014) through December 31, 2014, a net change in unrealized appreciation (depreciation) of $49,365 was recorded during the period of which $81,012 related to change in value of investments and ($31,647) related to change in value based upon changes in foreign currency exchange rates.

Changes in Net Assets from Operations. For the years ended December 31, 2016 and 2015, we recorded a net increase in net assets resulting from operations of $7,728,523 and $2,248,613, respectively. For the period from Commencement of Operations (April 25, 2014) through December 31, 2014, we recorded a net decrease in net assets resulting from operations of $146,620.

Changes in Net Assets, Net Asset Value and Offering Prices. For the years ended December 31, 2016 and we recorded a net increase in net assets of $7,728,523 and 2,248,613 respectively. The increase in net assets primarily relates to our net investment income earned during the year and the positive effect of our deferred tax benefit due to a significant loss for tax purposes at GREC, mainly generated by accelerated depreciation on our solar and wind investments. For the period from Commencement of Operations (April 25, 2014) through December 31, 2014 we recorded a net decrease in net assets resulting from operations of $146,620.

Based on the net asset value for each quarter ended since Commencement of Operations, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A	P-I
25-Apr-14	4-Nov-15	$10.000	$9.576	$9.186	NA	NA
5-Nov-15	4-Feb-16	$10.024	$9.599	$9.208	NA	NA
5-Feb-16	5-May-16	$10.048	$9.621	$9.230	NA	NA
6-May-16	3-Aug-16	$10.068	$9.640	$9.248	$9.589	$8.808
4-Aug-16	6-Nov-16	$10.227	$9.791	$9.394	$9.739	$8.946
7-Nov-16	7-Feb-17	$10.282	$9.581	$9.445	$9.782	$8.828
As of 8-Feb-17		$10.224	$9.526	$9.391	$9.704	$8.758

Liquidity and Capital Resources

As of December 31, 2016 and 2015, the company had $13,055,090 and $5,889,030 in cash and cash equivalents, respectively. We use our cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

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

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $11,494,000 and $10,239,000 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West Solar and Green Maple portfolios as of December 31, 2016 and 2015, respectively. The company and GREC provided an unsecured guarantee on the repayment of these loans.

As of December 31, 2016, Williamstown Old Town Road LLC, Novus Royalton LLC, GLC Chester Community Solar LLC Charter Hill Solar LLC., Pittsford GLC Solar LLC, Hartford Solarfield, LLC and Proctor GLC Solar LLC, all indirect, wholly owned subsidiaries included in the Green Maple Portfolio, individually entered into loan agreements with the VEDA. As of December 31, 2016, the outstanding balance of the VEDA loans amounted to approximately $4,867,000. The terms of all these loans include 1) a term of one hundred and forty-seven (147) months with principal repayments commencing in the fourth month; and 2) interest thereon at a variable rate, tied to VEDAs prime rate, which was 2.2% as of December 31, 2016. While the individual subsidiaries of Green Maple LLC have pledged all their assets as collateral, Green Maple LLC, GREC and the company have individually provided an unsecured guaranty on these loans.

As part of the acquisition of Fairfield Wind Manager LLC (“FWM LLC”) by Greenbacker Wind LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for $11,907,000 in outstanding notes payable collateralized by wind assets held by Fairfield Wind Owner, LLC (“FWO LLC”), an entity which FWM LLC owns 50.01%. The loan earns interest at a variable base rate plus the applicable margin (3.0% as of December 31, 2016), as such terms are defined in the financing agreement.

Since the company maintains operating control over this entity, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries.

On July 11, 2016, the company, through a newly formed, indirect, wholly owned subsidiary, GREC Entity HoldCo LLC (the “Borrower”), entered into a Credit Agreement by and among the Borrower, the lenders party thereto and Fifth Third Bank, as administrative agent, as well as swap counterparty. The new credit facility consists of an initial term loan of $4,300,000 (the “Facility 1 Term Loan”) as well as a revolving credit facility in the aggregate principal amount of up to $33,250,000 (the “Revolver") that will convert to an additional term loan facility, based upon the amount outstanding on the conversion date, in July 2017 (the “Facility 2 Term Loan”) (collectively, the “Credit Facility”). During the year ending December 31, 2016, the maximum draw down on this Revolver was $10,000,000 which was repaid in full prior to year end. Both the Facility 1 Term Loan and the Facility 2 Term Loan mature in July 2021.

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

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 5.13% and 5.42% as of December 31, 2016 and 2015, respectively.

The following table summarizes the notes payable balances of the company’s operating entities as of December 31, 2016, in addition to committed but undrawn funds on notes payable:

	Interest Rates
	Range	Weighted Average	Maturity Dates	December 31, 2016
Fixed rate notes payable	6.25%	6.25%	02/10/2018 - 03/31/2021	$6,627,000
Floating rate notes payable	2.25% - 5.86%	4.77%	06/02/2021- 03/29/2028	20,955,000
				$27,582,000

On January 25, 2017, the company repaid approximately $4,351,000 in principal on the fixed rate notes payable, reducing the unsecured guarantee to approximately $2,276,000.

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
				$27,119,000

The principal payments due on the notes payable for each of the next five years ending December 31 and thereafter, including amounts expected to be drawn down on existing commitments, are as follows:

Year ending December 31:	Principal Payments
2016	$1,669,000
2017	2,822,000
2018	1,688,000
2019	1,753,000
2020	7,802,000
Thereafter	11,848,000
$27,582,000

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

Hedging Activities

We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into derivatives (including swaps) or other financial products in an attempt to hedge our interest rate risk. In connection with the FWO LLC note payable, FWO LLC entered into two interest rate swap agreements in notional amounts of $9,175,561 and $11,906,777, respectively, to swap the floating rate interest payments under the note payable agreement for corresponding fixed payments. The swap agreements have an effective interest rate of 2.86% and 5.075%, respectively, and an outstanding total notional balance that matches the principal of the loan agreement. The value of the swap agreements as of December 31, 2016 was a total liability in the amount of $1,737,298. FWO LLC did not designate the derivative as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense.

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

Advisory Agreement - GCM, a private firm that is registered as an investment adviser under the Advisers Act serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us. The advisory agreement was previously approved by our board of directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for successive one-year periods if approved annually by a majority of our independent directors. The advisory agreement was most recently re-approved in February 2017, for the one-year period commencing April 25, 2017.

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of December 31, 2016, no sub-advisors have been retained by GCM.

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

Administration Agreement - Greenbacker Administration LLC, a Delaware limited liability company and an affiliate of our advisor, serves as our Administrator. As of December 31, 2016, Greenbacker Administration LLC delegated certain of its administrative functions to U.S. Bancorp Fund Services, LLC. Greenbacker Administration LLC may enter into similar arrangements with other third party administrators, including with respect to fund accounting and administrative services. Greenbacker Administration LLC performs certain asset management, compliance and oversight services, as well as asset accounting and administrative services, for many of the company’s investments. The fee for these services, which is billed at cost, is invoiced monthly in arrears.

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Pursuant to various loan agreements between operating subsidiaries of the East to West Solar portfolio and various financial institutions, East to West Solar LLC, a wholly owned subsidiary of GREC, has pledged all of its solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2021. In addition, East to West Solar LLC, GREC and the company have provided an unsecured guaranty on approximately $6,627,000 of term loans as of December 31, 2016. On January 25, 2017, the company repaid approximately $4,351,000 in principal on these term loans, reducing the unsecured guarantee to approximately $2,276,000.

Pursuant to various loan agreements between operating subsidiaries of the Green Maple portfolio and VEDA, Green Maple LLC, a wholly owned subsidiary of GREC, has pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2027. In addition, Green Maple LLC, GREC and the company have provided an unsecured guaranty on the outstanding principal of term loans, which is approximately $4,867,000 as of December 31, 2016.

Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the GREC Entity Holdco LLC and its subsidiaries. The company and GREC are guarantors of GREC Entity Holdco LLC’s obligations under the Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the Credit Facility is approximately $4,300,000 as of December 31, 2016.

Renewable Energy Credits: For certain solar power systems in the Green Maple Portfolio and the Greenbacker Residential Solar Portfolio, the company has received incentives in the form of RECs. Green Maple LLC has entered into multiple five year binding contractual arrangements whereby Green Maple LLC agreed to sell a fixed amount of RECs at a fixed price over the term of the agreement. REC revenue will be recognized by Green Maple LLC at the time it has transferred a REC pursuant to an executed contract relating to the sale of the RECs to a third party. If production does not occur on the systems for which we have sale contracts for our RECs, we may have to purchase RECs on the spot market or pay specified contractual damages. Based upon current projections of electricity production, we do not expect a requirement to purchase RECs to fulfill our current REC sales contracts. Currently, RECs earned by the Greenbacker Residential Portfolio are sold on the “spot” market and revenue is recorded in the accounts of the underlying investment when received.

Recording of a sale of RECs under GAAP is accounted for under Accounting Standards Codification Topic 605, Revenue Recognition. There are no differences in the process and related revenue recognition between REC sales to utilities and non-utility customers. Revenue is recorded in our wholly owned, single member LLCs when all revenue recognition criteria are met, including that: there is persuasive evidence that an arrangement exists (typically through a contract), services rendered through the production of electricity, pricing is fixed and determinable under the contract and collectability is reasonably assured. The accounting policy adopted by our wholly owned, single member LLC related to RECs is that the revenue recognition criteria are met when the energy is produced and a REC is generated and transferred to a third party.

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

The company is building its asset base by purchasing individual operating assets or portfolios of operating assets as gross offering proceeds are raised and cash becomes available. Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from Commencement of Operations (April 25, 2014) through December 31, 2014
Cash from operations	$3,180,297	$216,548	$—
Offering proceeds	—	654,246	32,440
Total cash distributions	$3,180,297	$870,794	$32,440

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

We anticipate that our primary market risks will be related to commodity prices, the credit quality of our counterparties and project companies and market interest rates. We will seek to manage these risks while, at the same time, seeking to provide an opportunity for members to realize attractive returns through ownership of our shares.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Audited Consolidated Financial Statements:

Consolidated Statements of Assets and Liabilities as of December 31, 2016 and 2015	F-2

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014	F-3

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2016, 2015 and 2014	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014	F-6

Consolidated Schedules of Investments as of December 31, 2016 and 2015	F-7

Notes to Consolidated Financial Statements	F-9

KPMG LLP

345 Park Avenue

New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders Greenbacker Renewable Energy Company LLC:

We have audited the accompanying consolidated statements of assets and liabilities of Greenbacker Renewable Energy Company LLC and Subsidiary (the Company), including the consolidated schedules of investments, as of December 31, 2016 and 2015, the consolidated statements of changes in net assets for each of the years in the three-year period ended December 31, 2016, and the related consolidated statements of operations and cash flows for each of the years in the two-year period ended December 31, 2016, and for the period from commencement of operations (April 25, 2014) through December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenbacker Renewable Energy Company LLC and Subsidiary as of December 31, 2016 and 2015, the changes in net assets for each of the years in the three-year period ended December 31, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, and for the period of commencement of operations (April 25, 2014) through December 31, 2014, in conformity with U.S. generally accepted accounting principles.

March 8, 2017

KPMG LLP is a Delaware limited liability partnership and the U.S. member firm of the KPMG network of independent member firms affiliated with KPMG International Cooperative (“KPMG International”), a Swiss entity.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2016	December 31, 2015

ASSETS
Investments, at fair value (cost of $115,124,750 and $50,023,136, respectively)	$115,123,101	$51,454,566
Cash and cash equivalents	13,055,090	5,889,030
Shareholder receivable	521,954	190,725
Due from advisor, net	-	26,636
Deferred tax assets, net of allowance	6,179,394	650,000
Other assets	155,741	77,518
Total assets	$135,035,280	$58,288,475

LIABILITIES
Term note payable, net of financing costs	$3,270,399	$-
Management fee payable	232,856	91,863
Accounts payable and accrued expenses	423,639	327,799
Shareholder distributions payable	403,983	156,985
Directors fees payable	-	23,750
Due to advisor	99,782	-
Due to dealer manager	36,694	-
Payable for repurchases of common stock	945,770	-
Deferred sales commission payable	203,357	-
Total liabilities	$5,616,480	$600,397

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 350,000,000 authorized; 14,921,922 and 6,721,967 shares issued and outstanding, respectively	14,922	6,722
Paid-in capital in excess of par value	128,425,800	57,713,925
Accumulated deficit	(3,538,523)	(1,591,014)
Accumulated net realized gain on investments	4,578	-
Accumulated unrealized appreciation (depreciation) on investments and foreign currency translation, net of deferred taxes	4,511,437	1,272,186
Total common stockholders’ equity	129,418,214	57,401,819
Special unitholder’s equity	586	286,259
Total members’ equity (net assets)	129,418,800	57,688,078
Total liabilities and equity (net assets)	$135,035,280	$58,288,475

Net assets, Class A (shares outstanding of 10,878,502 and 5,420,728, respectively)	$94,541,760	$46,289,968
Net assets, Class C (shares outstanding of 1,041,836 and 248,456, respectively)	8,796,002	2,121,675
Net assets, Class I (shares outstanding of 2,754,491 and 1,052,783, respectively)	23,938,449	8,990,176
Net assets, Class P-A (shares outstanding of 47,774 and nil, respectively)	414,145	-
Net assets, Class P-I (shares outstanding of 199,319 and nil, respectively)	1,727,858	-
Total common stockholders’ equity	$129,418,214	$57,401,819

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from Commencement of Operations (April 25, 2014) through December 31, 2014
Investment income:
Dividend income	$6,267,442	$1,845,000	$37,121
Interest income	1,968,583	9,122	1,170
Total investment income	$8,236,025	$1,854,122	$38,291

Operating expenses:
Management fee expense	2,018,434	571,271	64,282
Audit and tax expenses	546,564	235,147	209,229
Interest and financing expenses	294,996	-	-
General and administration expenses	417,247	210,539	99,885
Legal expenses	271,820	130,395	-
Directors fees and expenses	99,317	94,750	71,250
Insurance expense	73,717	78,628	55,883
Organizational expenses	35,188	238,542	66,750
Other expenses	92,247	66,508	114,075
Operating expenses before expense waiver and reimbursement	3,849,530	1,625,780	681,354
Pre-operating expenses	-	-	222,734
Waiver of management fees	-	-	(21,228)
Expense reimbursement to (from) advisor	636,926	11,794	(648,720)
Total expenses, net of expense waiver and reimbursement	4,486,456	1,637,574	234,140
Net investment income (loss) before taxes	3,749,569	216,548	(195,849)
Deferred tax benefit	1,142,738	522,985	-
Franchise tax expense	(121,940)	-	-
Net investment income (loss)	4,770,367	739,533	(195,849)

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized loss on foreign currency transactions	-	-	(136)
Net realized gain on investments	4,578	-	-
Net change in unrealized appreciation (depreciation) on investments	(1,473,781)	1,578,967	81,012
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities denominated in foreign currencies	40,703	(196,902)	(31,647)
Change in benefit from deferred taxes on unrealized appreciation on investments	4,386,656	127,015	-
Net increase (decrease) in net assets resulting from operations	7,728,523	2,248,613	(146,620)
Net increase (decrease) in net assets attributed to special unitholder	285,673	(276,412)	(9,846)
Net increase (decrease) in net assets attributed to common stockholders	$8,014,196	$1,972,201	$(156,466)

Common stock per share information —basic and diluted:
Net investment income (loss)	$0.43	$0.22	$(0.38)
Net increase (decrease) in net assets attributed to common stockholders	$0.73	$0.59	$(0.30)
Weighted average common shares outstanding	11,043,156	3,335,719	513,052

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Years Ended December 31, 2016, 2015 and 2014

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation on investments and foreign currency translation, net of deferred taxes	Common stockholders' equity	Special unitholder	Total members' equity (net assets)

Balances at December 31, 2013	20,200	$20	$201,980	$-	$-	$-	$202,000	$-	$202,000

Proceeds from issuance of common stock, net	1,207,262	1,207	11,253,051	-	-	-	11,254,258	-	11,254,258

Issuance of common stock under distribution reinvestment plan	8,983	9	81,059	-	-	-	81,068	-	81,068

Offering costs	-	-	(732,630)	-	-	-	(732,630)	-	(732,630)

Redemption of common stock	(100)	-	(1,000)	-	-	-	(1,000)	-	(1,000)

Shareholder distributions	-	-	-	(144,421)	-	-	(144,421)	-	(144,421)

Net investment loss and realized loss on foreign currency translation	-	-	-	(195,985)	-	-	(195,985)	-	(195,985)

Net unrealized appreciation on investments	-	-	-	-	-	71,166	71,166	9,846	81,012
Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	-	-	-	-	-	(31,647)	(31,647)	-	(31,647)
Balances at December 31, 2014	1,236,345	$1,236	$10,802,460	$(340,406)	$-	$39,519	$10,502,809	$9,846	$10,512,655

Proceeds from issuance of common stock, net	5,390,648	5,391	48,671,850	-	-	-	48,677,241	-	48,677,241

Issuance of common stock under distribution reinvestment plan	109,974	110	993,164	-	-	-	993,274	-	993,274

Repurchases of common stock	(15,000)	(15)	(135,360)	-	-	-	(135,375)	-	(135,375)

Offering costs	-	-	(2,618,189)	-	-	-	(2,618,189)	-	(2,618,189)

Shareholder distributions	-	-	-	(1,990,141)	-	-	(1,990,141)	-	(1,990,141)

Net investment income	-	-	-	739,533	-	-	739,533	-	739,533

Net unrealized appreciation on investments	-	-	-	-	-	1,302,554	1,302,554	276,413	1,578,967

Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	-	-	-	-	-	(196,902)	(196,902)	-	(196,902)

Change in benefit from deferred taxes on unrealized appreciation on investments	-	-	-	-	-	127,015	127,015	-	127,015

Balances at December 31, 2015	6,721,967	$6,722	$57,713,925	$(1,591,014)	$-	$1,272,186	$57,401,819	$286,259	$57,688,078

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Years Ended December 31, 2016, 2015 and 2014

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation on investments and foreign currency translation, net of deferred taxes	Common stockholders' equity	Special unitholder	Total members' equity (net assets)

Balances at December 31, 2015	6,721,967	$6,722	$57,713,925	$(1,591,014)	$-	$1,272,186	$57,401,819	$286,259	$57,688,078

Proceeds from issuance of common stock, net	8,127,146	8,127	73,883,345	-	-	-	73,891,472	-	73,891,472

Issuance of common stock under distribution reinvestment plan	359,464	359	3,290,227	-	-	-	3,290,586	-	3,290,586

Repurchases of common stock	(286,655)	(286)	(2,637,515)	-	-	-	(2,637,801)	-	(2,637,801)

Offering costs	-	-	(3,824,182)	-	-	-	(3,824,182)	-	(3,824,182)

Shareholder distributions	-	-	-	(6,717,876)	-	-	(6,717,876)	-	(6,717,876)

Net investment income	-	-	-	4,770,367	-	-	4,770,367	-	4,770,367

Net realized gain on investments	-	-	-	-	4,578	-	4,578	-	4,578

Net unrealized depreciation on investments	-	-	-	-	-	(1,188,108)	(1,188,108)	(285,673)	(1,473,781)

Net change in unrealized appreciation on translation of assets and liabilities denominated in foreign currencies	-	-	-	-	-	40,703	40,703	-	40,703

Change in benefit from deferred taxes on unrealized appreciation on investments	-	-	-	-	-	4,386,656	4,386,656	-	4,386,656

Balances at December 31, 2016	14,921,922	$14,922	$128,425,800	$(3,538,523)	$4,578	$4,511,437	$129,418,214	$586	$129,418,800

The accompanying notes are an integral part of these consolidated financial statements.

F-5

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from Commencement of Operations (April 25, 2014) through December 31, 2014

Operating activities:
Net increase (decrease) in net assets from operations	$7,728,523	$2,248,613	$(146,620)
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	-	(13,403)	-
Amortization of deferred financing costs	95,339	-	-
Purchase of investments	(65,451,172)	(47,321,597)	(2,688,136)
Proceeds from principal payments and sales of investments	354,137	-	-
Net realized gain on investments	(4,578)	-	-
Net realized loss on foreign currency transaction	-	-	136
Net change in unrealized (appreciation) depreciation on investments	1,473,781	(1,578,967)	(81,012)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities denominated in foreign currencies	(40,703)	196,902	31,647
(Increase) decrease in other assets:
Due from advisor, net	26,636	(56,755)	(49,291)
Deferred tax assets, net of allowance	(5,529,394)	(650,000)	-
Other assets	(78,223)	(76,332)	(1,186)
Increase (decrease) in other liabilities:
Management fee payable	140,993	76,749	15,114
Accounts payable and accrued expenses	95,840	114,001	213,661
Directors fees payable	(23,750)	-	23,750
Net cash used in operating activities	(61,212,571)	(47,060,789)	(2,681,937)

Financing activities:
Borrowings on Credit facility and term note	14,300,000	-	-
Paydowns on Credit facility and term note	(10,119,442)	-	-
Payments of financing costs	(1,005,494)	-	-
Proceeds from issuance of shares of common stock, net	73,763,600	48,927,708	10,813,068
Distributions paid	(3,180,297)	(870,794)	(32,440)
Offering costs	(3,824,182)	(2,618,189)	(732,630)
Repurchases of common stock	(1,692,030)	(135,375)	(1,000)
Due to advisor re: Offering costs, net	99,782	79,408	-
Due to dealer manager re: Offering costs	36,694	-	-
Net cash provided by financing activities	68,378,631	45,382,758	10,046,998

Net increase (decrease) in cash and cash equivalents	7,166,060	(1,678,031)	7,365,061
Cash and cash equivalents, beginning of period	5,889,030	7,567,061	202,000
Cash and cash equivalents, end of period	$13,055,090	$5,889,030	$7,567,061

Supplemental disclosure of cash flow information:
Shareholder distribution payable	$403,983	$156,985	$56,820
Shareholder distributions reinvested in common stock	$3,290,586	$993,274	$81,068
Payable for repurchases of common stock	$945,770	$-	$-
Cash interest paid during the period	$288,758	$-	$-

Non cash financial activities
Capital contribution from advisor receivable	$-	$-	$193,000
Shareholder receivable from sale of common stock	$521,954	$190,725	$274,098
Purchase of investments	$26,335,478	$359,432	$-
Repayments of investments	$26,335,478	$359,432	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

Investments	Industry	Interest		Maturity	Maximum Commitment	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar					100% Ownership	$884,578	$1,175,952	0.9%

East to West Solar Portfolio	Alternative Energy - Solar					100% Ownership	23,256,875	21,943,079	17.0%

Green Maple Portfolio	Alternative Energy - Solar					100% Ownership	12,895,000	11,447,775	8.8%

Magnolia Sun Portfolio	Alternative Energy - Solar					100% Ownership	10,775,000	10,445,788	8.2%

Six States Solar Portfolio	Alternative Energy - Solar					100% Ownership	2,300,000	2,846,174	2.2%

Greenbacker Residential Solar Portfolio	Alternative Energy - Solar					Managing Member, majority equity owner	19,850,000	20,487,901	15.8%

Greenbacker Wind Portfolio	Alternative Energy - Wind					100% Ownership	42,277,428	43,643,215	33.7%

GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement					100% Ownership	511,362	546,677	0.4%

Total Limited Liability Company Member Interests - Not readily marketable: 87.0%							$112,750,243	$112,536,561	87.0%

Energy Efficiency Secured Loans - Not readily marketable
Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25	%(b)	2/24/2025	$1,100,000	$771,371	$771,371	$771,371	0.6%

Total Energy Efficiency Secured Loans - Not readily marketable: 0.6%							$771,371	$771,371	0.6%

Total United States Investments: 87.6%							$113,521,614	$113,307,932	87.6%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar					100% Ownership	$1,603,136	$1,815,169	1.4%
Total Canadian Investments: 1.4%							$1,603,136	$1,815,169	1.4%

INVESTMENTS: 89.0%							$115,124,750	$115,123,101	89.0%

OTHER ASSETS IN EXCESS OF LIABILITIES: 11.0%								14,295,699	11.0%

TOTAL NET ASSETS: 100.0%								$129,418,800	100.0%

(a)	Percentages are based on net assets of $129,418,800 as of December 31, 2016.
(b)	Per the loan agreement, interest commenced on January 24, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

Investments	Industry	Interest		Fees (c)	Maturity	Maximum Commitment	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar						100% Ownership	$920,000	$1,329,803	2.3%
East to West Solar Portfolio	Alternative Energy - Solar						100% Ownership	19,765,000	20,005,027	34.7%
Green Maple Portfolio	Alternative Energy - Solar						100% Ownership	9,500,000	9,577,290	16.6%
Magnolia Sun Portfolio	Alternative Energy - Solar						100% Ownership	7,550,000	7,542,723	13.1%
Six States Solar Portfolio	Alternative Energy - Solar						100% Ownership	2,300,000	2,685,597	4.7%
Greenbacker Wind Portfolio	Alternative Energy - Wind						100% Ownership	6,750,000	7,093,750	12.3%
GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement						100% Ownership	451,705	474,114	0.7%
Total Limited Liability Company Member Interests - Not readily marketable: 84.4%								$47,236,705	$48,708,304	84.4%

Energy Efficiency Secured Loans - Not readily marketable
LED Funding – Universidad Project	Energy Efficiency - Lighting Replacement	10.00%		2.00%	12/31/2015	$185,000	$97,787	$97,787	$97,787	0.2%
Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25	%(b)	0.00%	2/24/2025	$1,100,000	$1,085,508	1,085,508	1,085,508	1.9%
Total Energy Efficiency Secured Loans - Not readily marketable: 2.1%								$1,183,295	$1,183,295	2.1%
Total United States Investments:86.5%								$48,420,000	$49,891,599	86.5%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar						100% Ownership	$1,603,136	$1,562,967	2.7%
Total Canadian Investments: 2.7%								$1,603,136	$1,562,967	2.7%

INVESTMENTS: 89.2%								$50,023,136	$51,454,566	89.2%

OTHER ASSETS IN EXCESS OF LIABILITIES: 10.8%									6,233,512	10.8%

TOTAL NET ASSETS: 100.0%									$57,688,078	100.0%

(a)	Percentages are based on net assets of $57,688,078 as of December 31, 2015.
(b)	Interest commences the earlier of the Operational Date or January 24, 2016.
(c)	Commitment fees payable on maturity of the loan.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Pursuant to an initial Registration Statement on Form S-1 (File No. 333-178786-01), the company offered up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 pursuant to the distribution reinvestment plan (“DRP”), through SC Distributors, LLC, the dealer manager. The offering pursuant to that initial Registration Statement terminated on February 7, 2017. Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), the company is offering on a continuous basis up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the distribution reinvestment plan (“DRP”), on a “best efforts” basis through SC Distributors, LLC, the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The company is publicly offering three classes of shares: Class A, C and I shares in any combination with a dollar value up to the maximum offering amount. In addition, the company is privately offering two classes of shares, Class P-A and P-I shares. The share classes have different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted a DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. The company reserves the right to reallocate the shares offered between any share class and between its public offering, private offering and the DRP.

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

The company has initially focused on solar energy and wind energy projects as well as energy efficiency projects. The company believes solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes. Thus, the company expects they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives make wind energy and other types of projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established and it is a relatively simple process to integrate new acquisitions and projects into our portfolio. Unlike solar energy projects, maximum wind power energy generally occurs in the winter months as the occurrence of wind is usually greater than in the summer months. Over time, the company expects to broaden its strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent the company deems an opportunity attractive, other energy and sustainability related assets and businesses.

As of December 31, 2016, the company has made solar, wind and energy efficiency investments in nine portfolios, eight domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States (See Note 3). As of December 31, 2015, the company had made solar and wind investments in seven portfolios, six domiciled in the United States and one in Canada, as well as certain energy efficiency secured loans and leases in the United States.

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

The financial information associated with the December 31, 2016, 2015 and 2014 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of December 31, 2016 and 2015.

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

Net unrealized currency gains and losses arising from valuing foreign currency denominated assets and liabilities at the current exchange rate are reflected as part of net change in unrealized appreciation (depreciation) on translation of assets and liabilities denominated in foreign currencies in the consolidated statements of operations.

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

Valuation of Investments at Fair Value

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value. The company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of the investments.

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

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets attributed to common stockholders per share for the years ended December 31, 2016 and 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014:

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from Commencement of Operations (April 25, 2014) through December 31, 2014
Basic and diluted
Net increase (decrease) in net assets attributed to common stockholders	$8,014,196	$1,972,201	$(156,466)
Weighted average common shares outstanding	11,043,156	3,335,719	513,052
Net increase (decrease) in net assets attributed to common stockholders per share	$0.73	$0.59	$(0.30)

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

Dividend income is recorded (1) on the ex-dividend date for publicly issued securities and (2) when received from private investments. Dividends received from the company’s private investments, which generally reflect net cash flow from operations, are declared and paid on a quarterly basis at a minimum.

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

Distribution Policy

Distributions to members, if any, will be authorized and declared by our board of directors quarterly in advance and paid on a monthly basis. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our board of directors. Distributions will be made on all classes of shares at the same time. The cash distributions with respect to the Class C shares will be lower than the cash distributions with respect to the company’s other publicly offered share classes because of the distribution fee associated with the Class C shares, which is allocated specifically to Class C net assets. Amounts distributed to each class are allocated amongst the holders of the shares in such class in proportion to their shares. Distributions declared by our board of directors are recognized as distribution liabilities on the ex-dividend date.

Organization and Offering Costs

Organization and offering costs (“O&O costs”), other than sales commissions and the dealer manager fee, are initially being paid by our advisor and/or dealer manager on behalf of the company. These O&O costs include all costs to be paid by the company in connection with its formation and the offering of its shares pursuant to now terminated Registration Statement on Form S-1 (File No. 333-178786-01), the current Registration Statement on Form S-1 (File No. 333-211571) and a private placement memorandum, including legal, accounting, printing, mailing and filing fees, charges of the company’s escrow holder, transfer agent fees, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the offering and marketing process, and preparing supplemental sales materials, holding educational conferences, and attending retail seminars conducted by broker-dealers. While the total O&O costs for the public offering shall be reasonable and shall in no event exceed an amount equal to 15% of the gross proceeds of this offering and the DRP, the company is targeting no more than 4.0% of the gross proceeds for O&O costs other than sales commissions and dealer manager fees. The company is obligated to reimburse our advisor for O&O costs that it incurs on behalf of the company, in accordance with the advisory agreement, but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the company to exceed 15% of gross offering proceeds as of the date of reimbursement. Total O&O costs related to the terminated Registration Statement amounted to approximately $ 7,500,000 or 4.8% of gross offering proceeds.

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

The following table provides information in regard to the status of O&O costs (in 000’s) as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Total O&O Costs Incurred by the Advisor and Dealer Manager	$7,498	$5,913
Amounts previously reimbursed to the Advisor/Dealer Manager by the company	7,362	3,577
Amounts payable to Advisor/Dealer Manager by the company	136	79
Amounts of the contingent liability subject to payment by the company only upon adequate gross offering proceeds being raised	—	2,257

Financing Costs

Financing costs related to debt liabilities incurred by the company, GREC or any wholly-owned holding company formed specifically to be a credit agreement counterparty are presented on the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability. Financing costs are deferred and amortized using the straight line method over the life of the debt liability.

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive distribution will be earned by an affiliate of our advisor on realized gains from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive distribution, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the company will include unrealized gains in the calculation of the capital gains incentive distribution expense and related capital gains incentive fee payable. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are actually realized. Thus on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period. As of December 31, 2016 and 2015, a capital gains incentive distribution allocation in the amounts of $586 and $286,259, respectively, was recorded based primarily upon appreciation on investments.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the date which approximates an expected liquidity event for the company. Prior to June 30, 2016, the company did not record a liability at time of the sale for expected deferred sales commissions. As of December 31, 2016, the company has recorded a liability for deferred sales commissions in the amount of $203,357.

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

The company assessed its tax positions for all open tax years as of December 31, 2016 for all U.S. federal and state tax jurisdictions for the years 2013 through 2016. The results of this assessment are included in the company’s tax provision and deferred tax assets as of December 31, 2016.

Recently Issued Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), emerging growth companies can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The company is choosing not to take advantage of the extended transition period for complying with new or revised accounting standards.

In December 2016, the FASB released an ASU that makes technical changes to various sections of the Accounting Standards Codification (“ASC”), including Topic 820, Fair Value Measurement. The changes to Topic 820 are intended to clarify the difference between a valuation approach and a valuation technique. The changes to ASC 820-10-50-2 require a reporting entity to disclose, for Level 2 and Level 3 fair value measurements, a change in either or both a valuation approach and a valuation technique and the reason(s) for the change. The changes to Topic 820 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. At this time, management is evaluating the implications of the ASU and its impact on the financial statements and disclosures has not yet been determined.

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended existing rules (together, the "final rules") intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. Management is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on the Company’s financial statements and related disclosures.

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon bonds; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities should apply this ASU using a retrospective transition method to each period presented. The company is in the process of evaluating the impact, if any, that ASU 2016-15 will have on the company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01 regarding “Recognition and Measurement of Financial Assets and Financial Liabilities”. The new guidance is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. At this time, management is evaluating the implications of ASU No. 2016-01 and its impact on the financial statements and disclosures has not yet been determined.

Updated Footnote Disclosure

Certain footnote disclosures have been updated to enhance information presented pertaining to the value of shares sold and shares issued through the reinvestment of distributions. The impact of these additional disclosures is not material to the previously issued consolidated financial statements as of and for the years ended December 31, 2015 and 2014.

Note 3. Investments

The composition of the company’s investments as of December 31, 2016, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar:
Sunny Mountain Portfolio	$884,578	$1,175,952	1.0%
East to West Solar Portfolio	23,256,875	21,943,079	19.0
Green Maple Portfolio	12,895,000	11,447,775	9.9
Magnolia Sun Portfolio	10,775,000	10,445,788	9.1
Canadian Northern Lights Portfolio	1,603,136	1,815,169	1.6
Six States Solar Portfolio	2,300,000	2,846,174	2.5
Greenbacker Residential Solar Portfolio	19,850,000	20,487,901	17.8
Subtotal	$71,564,589	$70,161,838	60.9%
Alternative Energy - Wind:
Greenbacker Wind Portfolio	$42,277,428	$43,643,215	37.9%
Subtotal	$42,277,428	$43,643,215	37.9%
Energy Efficiency Secured Loans:
GREC Energy Efficiency Portfolio	$511,362	$546,677	0.5%
Renew AEC One, LLC	771,371	771,371	0.7
Subtotal	$1,282,733	$1,318,048	1.2%
Total	$115,124,750	$115,123,101	100.0%

The composition of the company’s investments as of December 31, 2015, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar:
Sunny Mountain Portfolio	$920,000	$1,329,803	2.6%
East to West Solar Portfolio	19,765,000	20,005,027	38.9
Green Maple Portfolio	9,500,000	9,577,290	18.6
Magnolia Sun Portfolio	7,550,000	7,542,723	14.7
Canadian Northern Lights Portfolio	1,603,136	1,562,967	3.0
Six States Solar Portfolio	2,300,000	2,685,597	5.2
Subtotal	$41,638,136	$42,703,407	83.0%
Alternative Energy - Wind:
Greenbacker Wind Portfolio	$6,750,000	$7,093,750	13.8%
Subtotal	$6,750,000	$7,093,750	13.8%
Energy Efficiency Secured Loans:
GREC Energy Efficiency Portfolio	$451,705	$474,114	0.9%
LED Funding – Universidad Project	97,787	97,787	0.2
Renew AEC One, LLC	1,085,508	1,085,508	2.1
Subtotal	$1,635,000	$1,657,409	3.2%
Total	$50,023,136	$51,454,566	100.0%

The counterparty to all the energy efficiency investments held by the company as of December 31, 2016 and December 31, 2015 is a related party (See Note 5).

The composition of the company’s investments as of December 31, 2016 by geographic region, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
Mountain Region	$46,145,555	47,846,814	41.5%
East Region	31,340,575	30,469,589	26.5
South Region	29,929,892	$28,553,024	24.8
West Region	5,170,489	5,413,151	4.7
Mid-West Region	935,103	1,025,354	0.9
Total United States	$113,521,614	$113,307,932	98.4%
Canada:	1,603,136	1,815,169	1.6
Total	$115,124,750	$115,123,101	100.0%

The composition of the company’s investments as of December 31, 2015 by geographic region, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
South Region	$24,919,749	$25,139,147	48.9%
Northeast Region	11,124,945	11,268,268	21.9
Mountain Region	10,259,953	11,133,946	21.6
West Region	1,247,582	1,396,242	2.7
Mid-West Region	867,771	953,996	1.9
Total United States	$48,420,000	$49,891,599	97.0%
Canada:	1,603,136	1,562,967	3.0
Total	$50,023,136	$51,454,566	100.0%

The composition of the company’s investments as of December 31, 2016 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$71,564,589	$70,161,838	60.9%
Alternative Energy - Wind	42,277,428	43,643,215	37.9
Energy Efficiency - Lighting Replacement	1,282,733	1,318,048	1.2
Total	$115,124,750	$115,123,101	100.0%

The composition of the company’s investments as of December 31, 2015 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$41,638,136	$42,703,407	83.0%
Alternative Energy - Wind	6,750,000	7,093,750	13.8
Energy Efficiency - Lighting Replacement	1,635,000	1,657,409	3.2
Total	$50,023,136	$51,454,566	100.0%

Investments held as of December 31, 2016 and 2015 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company, have greater than 50% representation on such company’s board of directors, or investments in limited liability companies for which the company serves managing member.

Note 4. Fair Value Measurements - Investments

The following table presents fair value measurements of investments, by major class, as of December 31, 2016, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$112,536,561	$112,536,561
Capital Stock	—	—	1,815,169	1,815,169
Energy Efficiency - Secured Loans	—	—	771,371	771,371
Total	$—	$—	$115,123,101	$115,123,101

The following table presents fair value measurements of investments, by major class, as of December 31, 2015, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$48,708,304	$48,708,304
Capital Stock	—	—	1,562,967	1,562,967
Energy Efficiency Secured - Loans	—	—	1,183,295	1,183,295
Total	$—	$—	$51,454,566	$51,454,566

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2016:

	Balance as of December 31, 2015	Net change in unrealized appreciation (depreciation) on investments	Realized gain	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Sales and Repayments of investments (2)	Transfers in	Transfers out	Balance as of December 31, 2016
Limited Liability Company Member Interests	$48,708,304	$(1,685,280)	$4,578	$-	$39,115,694	$(40,000)	$26,433,265	$-	$112,536,561
Capital Stock	1,562,967	211,499	-	40,703	-	-	-	-	1,815,169
Energy Efficiency - Secured Loans	1,183,295	-	-	-	-	(314,137)	-	(97,787)	771,371
Secured Loans - Other	-	-	-	-	26,335,478	-	-	(26,335,478)	-
Total	$51,454,566	$(1,473,781)	$4,578	$40,703	$65,451,172	$(354,137)	$26,433,265	$(26,433,265)	$115,123,101

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in exiting investments, if any.
(2)	Includes principal repayments on loans.

The total change in unrealized depreciation included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the year ended December 31, 2016 attributable to Level 3 investments still held at December 31, 2016 was $1,473,781. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur.

Net change in unrealized depreciation on investments at fair value for the year ended December 31, 2016 was $1,473,781, included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. Net realized gains on investments at fair value for the year ended December 31, 2016 was $4,578. For the year ended December 31, 2016, net unrealized currency gains arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $40,703 and included within net change in unrealized appreciation (depreciation) on translation of assets and liabilities denominated in foreign currencies in the consolidated statements of operations.

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

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the year ended December 31, 2015 attributable to Level 3 investments still held at December 31, 2015 was $1,578,967. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the year ended December 31, 2015.

Net change in unrealized appreciation on investments at fair value for the year ended December 31, 2015 was $1,578,967, included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. There were no net realized gains or losses on investments at fair value for the year ended December 31, 2015. For the year ended December 31, 2015, net unrealized currency losses arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $196,902 and included within net change in unrealized appreciation (depreciation) on translation of assets and liabilities denominated in foreign currencies in the consolidated statements of operations.

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

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the period from Commencement of Operations (April 25, 2014) through December 31, 2014 attributable to Level 3 investments still held at December 31, 2014 was $81,012. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the period from Commencement of Operations (April 25, 2014) through December 31, 2014.

Net change in unrealized appreciation on investments at fair value for the period from Commencement of Operations (April 25, 2014) through December 31, 2014 was $81,012 included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. There was no net realized gains or losses on investment at fair value for the period from Commencement of Operations (April 25, 2014) through December 31, 2014. For the period from Commencement of Operations (April 25, 2014) through December 31, 2014, net unrealized currency losses arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $31,647 and included within net change in unrealized appreciation (depreciation) on translation of assets and liabilities denominated in foreign currencies in the consolidated statements of operations.

As of December 31, 2016, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2016:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy - Solar	$70,161,838	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.0% - 9.25%, 0. 50% annual degradation in production, 31.7 years
Alternative Energy – Wind	$43,643,215	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.75%, 0.50% annual degradation in production, 33.3 years
Energy Efficiency – Secured Loans and Leases – Lighting Replacement	$1,318,048	Income and collateral based approach	Market yields and value of collateral	10.25% - 21.31%

As of December 31, 2015, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2015:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy - Solar	$42,703,407	Income, cost and market approach	Discount rate, future kWh Production, and estimated remaining useful life	7.0% - 8.30%, 0. 50% annual degradation in production, 32.3 years
Alternative Energy – Wind	$7,093,750	Cost approach	—	—
Energy Efficiency – Secured Loans and Leases – Lighting Replacement	$1,657,409	Income and collateral based approach	Market yields and value of collateral	10.25% - 12.0%

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

Note 5. Related Party Agreements And Transactions Agreements

The company has executed advisory and administration agreements with the advisor and Greenbacker Administration, LLC, our administrator, respectively, as well as a dealer manager agreement with the dealer manager, which entitles the advisor, certain affiliates of the advisor, and the dealer manager to specified fees upon the provision of certain services with regard to the offering of the company’s shares and the ongoing management of the company as well as reimbursement of O&O costs incurred by the advisor and the dealer manager on behalf of the company (as discussed in Note 2) and certain other operating costs incurred by the advisor on behalf of the company. The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor and “special unit”, refers to the special unit of limited liability company interest in GREC entitling the Special Unitholder to an incentive allocation and distribution. In addition, the company and the advisor entered into an expense reimbursement agreement whereby the advisor agreed to reimburse the company for certain expenses above certain limits and be repaid when the company’s expenses are reduced below that threshold. The expense reimbursement expired and was not renewed as of December 31, 2016. The fees and reimbursement obligations are as follows:

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	Up to 7% of gross offering proceeds from the sale of Class A and Class P-A shares and up to 3% of gross offering proceeds from the sale of Class C shares. No selling commission will be paid with respect to Class I and Class P-I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker- dealers.

Dealer Manager Fee — Dealer Manager	Up to 2.75% of gross offering proceeds from the sale of Class A, P-A and C shares, and up to 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager may re-allow a portion of its dealer manager fee to selected broker- dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company will pay the dealer manager a distribution fee that accrues daily in an amount equal to 1/366th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers Commencing as of June 30, 2016, the company estimates the amount of distribution fees expected to be paid and records that liability at the time of sale.

O&O costs — Advisor	The company reimburses the advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. While the company has targeted an offering expense ratio of 4.0% for O&O costs over the term of the current offering, 4.8% was charged on the offering that terminated as of February 7, 2017.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

Incentive Allocation and Distribution — Special Unitholder	The incentive distribution to which the Special Unitholder is be entitled to will be calculated and payable quarterly in arrears based on the pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means interest income, dividend and distribution income from equity investments (excluding that portion of distributions that are treated as return of capital) and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus the operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with the company’s Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes.

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

Capital Gains Incentive Distribution — Special Unitholder	The capital gains incentive distribution will be determined and payable to the Special Unitholder in arrears as of the end of each fiscal quarter (or upon termination of the advisory agreement, as of the termination date) to the Special Unitholder, and will equal 20.0% of the company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any capital gain incentive distributions.

Liquidation Incentive Distribution — Special Unitholder	The liquidation incentive distribution payable to the Special Unitholder will equal 20.0% of the net proceeds from a liquidation of the company (other than in connection with a listing, as described below) in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital shall mean: cumulative gross proceeds generated from sales of shares (including the DRP) reduced for distributions to members of proceeds from non-liquidation dispositions of our assets and amounts paid for share repurchases pursuant to the Share Repurchase Program. In the event of any liquidity event that involves a listing of the company’s shares, or a transaction in which the company’s members receive shares of a company that is listed, on a national securities exchange, the liquidation incentive distribution will equal 20% of the amount, if any, by which the company’s listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing (the “listing premium”). Any such listing premium and related liquidation incentive distribution will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.

Operating Expense and Expense Assumption and Reimbursement Agreement	The company will reimburse the advisor’s cost of providing administrative services, legal, accounting and printing. The company will not reimburse the advisor for the salaries and benefits to be paid to the named executive officers. For the year ending December 31, 2015, the advisor assumed operating expenses for the company in an amount sufficient to keep total annual operating expenses (exclusive of interest, taxes dividend expense, borrowing costs, organizational and extraordinary expenses) of the company (“Expenses”) at percentages of average net assets of such class for any calculation period no higher than 5.0% (the “Maximum Rates”). During the year ending December 31, 2016, Expenses as a percentage of net assets was less than the Maximum Rates allowing the advisor to be fully reimbursed for past assumed operating expenses. The expense reimbursement agreement expired and was not renewed as of December 31, 2016 as Expenses are expected to continue in an amount less than the Maximum Rates.

For the years ended December 31, 2016 and 2015, the company incurred $3,849,530 and $1,625,780, respectively, in operating expenses, including the management fees earned by the advisor. For the period from Commencement of Operations (April 25, 2014) through December 31, 2014, the company incurred $681,354 in operating expenses including the management fees earned by the advisor. Additionally, the company became obligated for all pre-operating costs (not including organizational and offering costs) upon Commencement of Operations. As discussed above, the advisor had assumed responsibility for all of the company’s operating expenses under the expense reimbursement agreement above the Maximum Rates which excess amounted to $648,720, for the period from Commencement of Operations (April 25, 2014) through December 31, 2014. Since January 1, 2015, the advisor has elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets. While the advisor assumed responsibility for $830,884 of the company’s operating expenses under the expense reimbursement agreement since inception, as of December 31, 2016, the company had fully reimbursed the advisor for previously assumed operating expenses. For the years ended December 31, 2016 and 2015, the company recorded a charge of $636,926 and $11,794, respectively, in the statement of operations as reimbursement for assumption of past operating expenses. For the year ended December 31, 2015, the advisor assumed responsibility for $223,286 of the company’s operating expenses under the expense reimbursement agreement.

For the years ended December 31, 2016 and 2015, the advisor earned $2,018,434 and $571,271, respectively, in management fees. While there was an incentive allocation of $916 earned to date by the advisor, the consolidated financial statements reflect a $285,673 decrease in incentive allocation for the year ended December 31, 2016 based primarily upon unrealized depreciation on investments and a $276,412 incentive allocation for the year ended December 31, 2015, based primarily upon unrealized appreciation on investments. For the period from Commencement of Operations (April 25, 2014) through December 31, 2014, the advisor earned $64,282 in management fees of which $21,228 were waived. The advisor had agreed to waive all management and incentive fees until the company makes its first investment in a renewable energy or energy efficiency project or other energy related business, which occurred on September 1, 2014. While there were no incentive allocations earned to date by the advisor, the consolidated financial statements reflect a $9,846 incentive allocation for the period from Commencement of Operations (April 25, 2014) through December 31, 2014, based upon net unrealized appreciation.

As of December 31, 2016, due to advisor/dealer manager on the consolidated statements of assets and liabilities in the amount of $136,476 is solely comprised of a payable to the advisor/dealer manager for reimbursable Organization and Offering Costs. As of December 31, 2015, due from advisor on the consolidated statements of assets and liabilities in the amount of $26,636 is comprised of $106,044 due from the advisor in connection with the expense reimbursement agreement combined with a payable to the advisor for reimbursable Organization and Offering Costs in the amount of $79,408. As of December 31, 2015, there were no amounts due to the dealer manager. The company, dealer manager and advisor plan to cash settle any amounts due to/from advisor/dealer manager on a monthly basis.

For the years ended December 31, 2016 and 2015, the company paid $1,332,908 and $875,051, respectively, in dealer manager fees and $4,613,001 and $3,406,655, respectively, in selling commissions to the company’s dealer manager, SC Distributors. For the period from Commencement of Operations (April 25, 2014) through December 31, 2014, the company paid $208,215 in dealer manager fees and $694,159 in selling commission to the company’s dealer manager. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the company’s consolidated statements of operations.

For the year ended December 31, 2016, Greenbacker Administration, LLC invoiced the company $203,381, for expenses, at cost, for services related to asset management, compliance and accounting services related to the company’s investments. For the year ended December 31, 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014, Greenbacker Administration, LLC did not invoice the company for expenses.

As of December 31, 2016 and 2015, respectively, the advisor owned 23,469 and 21,959 Class A shares while an affiliate of the advisor owned 93,191 and 185,721 Class A shares.

Transactions

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of December 31, 2016, all loans and operating leases are considered current per their terms.

Note 6. Borrowings

On July 11, 2016, the company, through a newly formed, indirect, wholly owned subsidiary, GREC Entity HoldCo LLC (the “Borrower”), entered into a Credit Agreement by and among the Borrower, the lenders party thereto and Fifth Third Bank, as administrative agent, as well as swap counterparty. The new credit facility consists of an initial term loan of $4,300,000 (the “Facility 1 Term Loan”) as well as a revolving credit facility in the aggregate principal amount of up to $33,250,000 (the “Revolver") that will convert to an additional term loan facility, based upon the amount outstanding on the conversion date, in July 2017 (the “Facility 2 Term Loan”) (collectively, the “Credit Facility”). Both the Facility 1 Term Loan and the Facility 2 Term Loan mature in July 2021. Financing costs of $1,005,494 related to the credit facility have been capitalized and are being amortized over the term of the Facility 1 Term Loan.

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

Interest on the Credit Facility is payable on the last day of each month commencing August 31, 2016. Principal on the Facility 1 Term Loan is payable at a fixed amount of $23,889 on the last day of each month based upon a fifteen-year amortization. The Revolver is interest only for the first twelve months. Thereafter, the Revolver converts to the Facility 2 Term Loan whereby principal will be due monthly with amortization based upon the weighted average power purchase agreement life remaining on the date of conversion. Borrowings under the credit facility are secured by the assets, cash, agreements and equity interests in the Borrower and its subsidiaries. The company and its wholly owned subsidiary, Greenbacker Renewable Energy Corporation, are guarantors of the Borrower's obligations under the Credit Facility.

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

The company’s outstanding debt as of December 31, 2016 was as follows:

	December 31, 2016					December 31, 2015
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
Revolver	$33,250,000	$—	$—	$—	$—	$—	$—	$—	$—	$—
Facility 1 Term Loan	—	4,180,554	4,180,554	910,155	3,270,399	—	—	—	—	—
Total	$33,250,000	$4,180,554	$4,180,554	$910,155	$3,270,399	$—	$—	$—	$—	$—

 The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the period July 11, 2016 through December 31, 2016:

For the period July 11, 2016 through December 31, 2016
Revolver interest	$164,179
Revolver commitment fee	29,927
Facility 1 Term Loan interest	96,248
Amortization of deferred financing costs	95,339
Unrealized gain on interest rate swap	$(90,697)
Total	294,996
Weighted average interest rate on credit facility	4.37%
Weighted average outstanding balance of credit facility	$10,991,000

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2017	286,668
2018	286,668
2019	286,668
2020	286,668
Thereafter	3,033,882
$4,180,554

Note 7. Members’ Equity

General

Pursuant to the terms of the LLC Agreement, the LLC may issue up to 400,000,000 shares, of which 350,000,000 shares are designated as Class A, C, I, P-A and P-I shares (collectively, common shares), and 50,000,000 are designated as preferred shares and one special unit. Each class of common shares will have the same voting rights.

The following are the current commissions and fees for each common share class in connection with the company’s continuous public offering pursuant to a Registration Statement on Form S-1 (File No. 333-211571) as well as the private offering of certain share classes.

Class A and Class P-A: Each Class A and Class P-A share are subject to a selling commission of up to 7.00% per share and a dealer manager fee of up to 2.75% per share. No selling commissions or dealer manager fees are paid for sales pursuant to the dividend reinvestment plan.

Class C: Each Class C share issued in the primary offering is subject to a selling commission of up to 3.00% per share and a dealer manager fee of up to 2.75% per share. In addition, with respect to Class C shares, the company pays the dealer manager on a monthly basis a distribution fee, or “distribution fee”, that accrues daily equal to 1/366th of 0.80% of the amount of the daily net asset value for the Class C shares on a continuous basis from year to year. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.

Class I and Class P-I: No selling commission or distribution fee will be paid for sales of any Class I and Class P-I shares. Each Class I share is subject to a dealer manager fee of up to 1.75% per share.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2016:

	Shares Outstanding as of December 31, 2015	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2016
Class A shares	5,420,728	5,719,394	(261,620)	10,878,502
Class C shares	248,456	793,380	—	1,041,836
Class I shares	1,052,783	1,726,743	(25,035)	2,754,491
Class P-A shares	—	47,774	—	47,774
Class P-I Shares	—	199,319	—	199,319
Total	6,721,967	8,486,610	(286,655)	14,921,922

The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2015:

	Shares Outstanding as of December 31, 2014	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2015
Class A shares	1,097,844	4,337,884	(15,000)	5,420,728
Class C shares	84,964	163,492	—	248,456
Class I shares	53,537	999,246	—	1,052,783
Total	1,236,345	5,500,622	(15,000)	6,721,967

There were no Class P-A or Class P-I shares outstanding as of December 31, 2015.

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the years ended December 31, 2016 and 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the year ended December 31, 2016:
Proceeds from Shares Sold	$49,913,307	$6,957,212	$15,078,606	$419,175	$1,750,750	$74,119,050
Proceeds from Shares Issued through Reinvestment of Distributions	$2,347,789	$257,384	$685,413	$—	$—	$3,290,586
For the year ended December 31, 2015:
Proceeds from Shares Sold	$38,391,839	$1,413,670	$8,871,732	$—	$—	$48,677,241
Proceeds from Shares Issued through Reinvestment of Distributions	$783,459	$61,957	$147,858	$—	$—	$993,274
For the period from Commencement of Operations (April 25, 2014) through December 31, 2014
Proceeds from Shares Sold	$9,815,285	$763,425	$482,548	$—	$—	$11,061,258
Proceeds from Shares Issued through Reinvestment of Distributions	$77,027	$3,407	$634	$—	$—	$81,068

As of December 31, 2016 and 2015, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The LLC Agreement also authorizes the board of directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit. The proceeds related to the shareholder receivable amount of $521,954 presented on the consolidated statements of assets and liabilities as of December 31, 2016 was subsequently collected on January 6, 2017.

Distribution Reinvestment Plan

The company adopted a distribution reinvestment plan (“DRP”) through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the offering. As of December 31, 2016 and 2015, $50,000,000 in shares were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of December 31, 2016 and 2015, 478,421 and 118,957 shares, respectively were issued under the DRP.

Share Repurchase Program

During the quarter ended September 30, 2015, the company commenced a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold Class A, C or I shares to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program includes numerous restrictions that will limit a shareholders ability to sell shares. Unless the board of directors determines otherwise, the company limits the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the DRP. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the year ended December 31, 2016, the company repurchased 261,620 Class A shares and 25,035 Class I shares at a total purchase price of $2,407,717 and $230,084, respectively, pursuant to the company’s share repurchase program, including 98,786 shares from an affiliate of the advisor. For the year ended December 31, 2015, the company repurchased 15,000 Class A shares at a total purchase price of $135,375, pursuant to the company’s share repurchase program.

We have received an order for our repurchase program from the SEC under Rule 102(a) of Regulation M under the Exchange Act. In addition, our repurchase program is substantially similar to repurchase programs for which the SEC has stated it will not recommend enforcement action under Rule 13e-4 and Regulation 14E under the Exchange Act.

Note 8. Distributions

On the last business day of each month, with the authorization of the company’s board of directors, the company declares distributions on each outstanding Class A, C, I, P-A and P-I share. These distributions are calculated based on shareholders of record for each day in amounts equal to that exhibited in the table below based upon distribution period and class of share.

		Class of Share
Distribution Period		A	C	I	P-A	P-I
1-Jan-15	31-Oct-15	$0.0016438	$0.0016438	$0.0016438	-	-
1-Nov-15	31-Jan-16	$0.0016478	$0.0016478	$0.0016478	-	-
1-Feb-16	30-Apr-16	$0.0016551	$0.0016551	$0.0016551	-	-
1-May-16	31-Jul-16	$0.0016617	$0.0016617	$0.0016617	$0.0015826	$0.0015826
1-Aug-16	31-Oct-16	$0.0016766	$0.0016766	$0.0016766	$0.0015968	$0.0015968
1-Nov-16	31-Dec-16	$0.0016856	$0.0016402	$0.0016856	$0.0016036	$0.0016036

The following table reflects the distributions declared during the year ended December 31, 2016:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2016	$171,410	$185,680	$357,090
March 1, 2016	182,825	195,193	378,018
April 1, 2016	221,088	221,729	442,817
May 2, 2016	234,799	241,934	476,733
June 1, 2016	261,003	271,362	532,365
July 1, 2016	270,112	277,033	547,145
August 1, 2016	296,391	288,859	585,250
September 1, 2016	323,445	299,790	623,235
October 3, 2016	334,152	299,699	633,851
November 1, 2016	356,589	321,863	678,452
December 1, 2016	371,493	320,165	691,658
January 3, 2017	403,983	367,279	771,262
Total	$3,427,290	$3,290,586	$6,717,876

The following table reflects the distributions declared during the year ended December 31, 2015:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 2, 2015	$35,820	$30,024	$65,844
March 2, 2015	35,691	30,341	66,032
April 1, 2015	46,720	38,120	84,840
May 1, 2015	53,139	46,808	99,947
June 1, 2015	61,499	57,380	118,879
July 1, 2015	69,501	65,739	135,240
August 3, 2015	82,395	81,426	163,821
September 1, 2015	95,124	95,081	190,205
October 1, 2015	104,797	109,643	214,440
November 2, 2015	120,894	128,288	249,182
December 1, 2015	134,302	143,800	278,102
January 4, 2016	156,985	166,624	323,609
Total	$996,867	$993,274	$1,990,141

The following table summarizes our distributions declared for the period from Commencement of Operations (April 25, 2014) through December 31, 2014.

		Value of
Pay Date	Paid in Cash	Shares Issued under DRP	Total
October 1, 2014	$5,123	$13,920	$19,043
November 3, 2014	10,332	19,410	29,742
December 1, 2014	16,985	21,831	38,816
January 2, 2015	30,913	25,907	56,820
Total	$63,353	$81,068	$144,421

All distributions paid for the year ended December 31, 2016 are expected to be reported as a return of capital to stockholders for tax reporting purposes and all distributions paid for the year ended December 31, 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014 were reported as a return of capital to stockholders for tax purposes.

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from Commencement of Operations (April 25, 2014) through December 31, 2014
Cash from operations	$3,180,297	$216,548	$—
Offering proceeds	—	654,246	32,440
Total Cash Distributions	$3,180,297	$870,794	$32,440

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $150,000,000 in net assets is reached as well as being fully invested in operating assets.

Note 9. Income Taxes

The LLC conducts most of its operations through GREC, its taxable wholly-owned subsidiary. The consolidated income tax provision for the years ended December 31, 2016, 2015 and 2014 is comprised of the following:

	Current	Deferred	Total
Year ended December 31, 2016:
US federal	$—	$2,916,807	$2,916,807
State and local	—	360,921	360,921
Foreign jurisdiction	—	—	—
Tax benefit/(expense)	$—	$3,277,728	$3,277,728
Change in valuation allowance	—	2,251,666	2,251,666
Tax benefit/(expense), net	$—	$5,529,394	$5,529,394

	Current	Deferred	Total
Year ended December 31, 2015:
US federal	$—	$3,151,932	$3,151,932
State and local	—	(20,847)	(20,847)
Foreign jurisdiction	—	—	—
Tax benefit/(expense)	$—	$3,131,085	$3,131,085
Change in valuation allowance	—	(2,481,085)	(2,481,085)
Tax benefit/(expense), net	$—	$650,000	$650,000

	Current	Deferred	Total
Year ended December 31, 2014:
US federal	$—	$24,886	$24,886
State and local	—	2,171	2,171
Foreign jurisdiction	—	—	—
Tax benefit/(expense)	$—	$27,057	$27,057
Change in valuation allowance	—	(27,057)	(27,057)
Tax benefit/(expense), net	$—	$—	$—

The following table represents the components of the income tax expense and the proportionate ratio of each components as follows:

	2016	Percentage	2015	Percentage	2014		Percentage
Net increase (decrease) in net assets from operations before tax, based on ASC 946, at the federal income tax rate	$869,681	(15.73)%	$462,771	(71.20)%		$(54,763)	202.40%
Reversal of Greenbacker Renewable Energy, LLC’s (income)/loss treated as a partnership for U.S tax purposes, at federal income tax rate	$42,047	(0.76)%	$197,603	(30.40)%		$29,877	(110.42)%
Adjustment for Greenbacker Renewable Energy Corporation’s consolidated book income/(loss), based on standard GAAP accounting, at federal income tax rate	$(2,066,516)	37.37%	$(467,369)	71.90%		$—	—%
Federal tax credit	$(1,762,020)	31.87%	$(3,345,092)	514.63%		$—	—%
State tax credit	(229,419)	4.15%	—	—		—	—%
Increase in income taxes resulting from:
State and local taxes, net of federal benefit	$(132,613)	2.40%	$21,421	(3.30)%		$(2,171)	8.02%
Change in state rate	$1,112	(0.02)%	$(591)	.09%		$—	—%
Permanent differences, at federal income tax rate	$—	—%	$172	(.03)%	$		%
Change in valuation allowance	$(2,251,666)	40.72%	$2,481,085	(381.69)%		$27,057	(100.00)%
Actual provision for income taxes	$(5,529,394)	100.00%	$(650,000)	100.00%		$—	—%

Deferred tax assets have been classified on the accompanying consolidated statements of assets and liabilities as of December 31, 2016 and 2015 as follows:

	2016	2015
Amortization	103,532	76,832
Net operating losses	8,837,890	2,435,598
Federal tax credits	5,336,530	3,345,092
Unrealized gains	(7,869,139)	(2,726,437)
Net income (loss) from subsidiaries	—	0
Return of capital on investments in subsidiaries	—	0
Deferred tax assets	$6,408,813	$3,131,085
Less: valuation allowance	(229,419)	(2,481,085)
Deferred tax assets, net	$6,179,394	$650,000

As of December 31, 2016, the company has federal and state income tax net operating loss (“NOL”) and investment tax credit (“ITC”) carryforwards of which will expire on various dates through 2035 as follows:

Expires Year Ending	Federal NOL	Federal ITC	State NOL
December 31,	Amount	Amount	Amount

2022	—	—	$918,368
2025	—	—	$673,181
2030	—	—	$2,751,775
2034	$161,963	—	$161,963
2035	$6,693,198	$3,345,092	$2,718,197

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets would be deductible, management as of December 31, 2016 has applied a partial valuation allowance against the deferred tax asset amounts the company will not be able to fully realize. For the year ended December 31, 2015, a partial valuation allowance against the deferred tax asset was established.

The company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time.

The company assessed its tax positions and filings for all open tax years as of December 31, 2016 for all federal and state tax jurisdictions for the years 2013 through 2016. The results of this assessment are included in the company’s tax provision and deferred tax assets as of December 31, 2016.

Note 10. Commitments and Contingencies

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of December 31, 2016, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to various project loan agreements between the operating subsidiaries of East to West Solar LLC, Green Maple LLC and Greenbacker Wind LLC and various lenders (financial institutions and the Vermont Economic Development Authority), the operating entities have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from February 2018 through March 2028. In addition to GREC and the company, East to West Solar LLC and Green Maple LLC (the “Guarantors”) have provided an unsecured guaranty on approximately $6,627,000 and $4,867,000, respectively, of term loans as of December 31, 2016. The guarantors would only have to perform under the guarantee if the cash flow or the liquidation of collateral at the operating subsidiaries was inadequate to fully liquidate the remaining loan balance.

Pursuant to a credit agreement between GREC Entity Holdco LLC (“Holdco”), a wholly owned subsidiary of GREC, and a financial institution, Holdco has pledged all solar operating assets as well as all membership interests in operating subsidiaries owned by Holdco as collateral for the loan. GREC and the company have provided an unsecured guaranty on approximately $4,300,000 on the term and revolving loans as of December 31, 2016.

See Note 1 – Organization and Operations of the Company and Note 5 – Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

Note 11. Financial Highlights

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the year ended December 31, 2016.

	For the year ended December 31, 2016
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.54	$8.54	$8.54	$8.54	$8.54
Net investment income (3)	0.43	0.43	0.43	0.19	0.19
Net unrealized appreciation (depreciation) on investments, net of incentive allocation to special unitholder	(0.10)	(0.10)	(0.10)	(0.05)	(0.05)
Change in translation of assets and liabilities denominated in foreign currencies	—	—	—	—	—
Change in benefit from deferred taxes on unrealized appreciation on investments	0.40	0.40	0.40	0.18	0.17
Net increase in net assets attributed to common stockholders	0.73	0.73	0.73	0.32	0.31
Shareholder distributions:
Distributions from net investment income	(0.33)	(0.33)	(0.33)	(0.15)	(0.14)
Distributions from offering proceeds	(0.27)	(0.27)	(0.27)	(0.11)	(0.11)
Offering costs and deferred sales commissions	—	(0.22)	—	—	—
Other (2)	0.02	(0.01)	0.02	0.07	0.07
Net increase in members’ equity attributed to common shares	0.15	(0.10)	0.15	0.13	0.13
Net asset value for common shares at end of period	$8.69	$8.44	$8.69	$8.67	$8.67
Common shareholders’ equity at end of period	$94,541,760	$8,796,002	$23,938,449	$414,145	$1,727,858
Common shares outstanding at end of period	10,878,502	1,041,836	2,754,491	47,774	199,319
Ratio/Supplemental data for common shares :
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value	8.79%	5.65%	8.79%	4.59%	4.49%
Ratio of net investment income, net of expense reimbursement to/from advisor, to average net assets	4.95%	4.98%	4.93%	4.81%	4.48%
Ratio of operating expenses, net of expense reimbursement to/from advisor, to average net assets	4.65%	4.68%	4.63%	4.53%	4.21%
Total return, excluding expense reimbursement to/from advisor, attributed to common shares based on net asset value	9.34%	6.13%	9.31%	5.03%	4.78%
Ratio of net investment income, excluding expense reimbursement to/from advisor, to average net assets	5.61%	5.65%	5.58%	5.45%	5.08%
Ratio of operating expenses, excluding expense reimbursement to/from advisor, to average net assets	3.99%	4.02%	3.97%	3.88%	3.61%
Portfolio turnover rate	0.43%	0.43%	0.43%	0.43%	0.43%

(1)	The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the year ended December 31, 2016, which were 8,330,061, 690,825, 1,962,616, 30,286 and 82,013, respectively.

(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and organizational costs, which are not included in operating expenses nor subject to the expense reimbursement agreement, and the impact of shares at a price other than the net asset value.

(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.

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

	For the year ended December 31, 2015	For the period from Commencement of Operations (April 25, 2014) through December 31, 2014
Per share data attributed to common shares (1):
Net proceeds before offering costs (2)	$—	$9.17
Offering costs	—	(0.59)
Net proceeds after offering costs	—	8.58
Net Asset Value at beginning of period	8.50	—
Net investment income (loss) and realized loss on foreign currency translation (7)	0.22	(0.38)
Net unrealized appreciation (depreciation) on investments, net of incentive allocation to special unit holder	0.39	0.14
Change in translation of assets and liabilities denominated in foreign currencies	(0.06)	(0.06)
Change in benefit from deferred taxes on unrealized appreciation on investments	0.04	—
Net increase (decrease) in net assets attributed to common stockholders	0.59	(0.30)
Shareholder distributions	(0.60)	(0.28)
Capital contribution from advisor	—	0.38
Other (6)	0.05	0.12
Net increase (decrease) in members’ equity attributed to common shares	0.04	(0.08)
Net asset value for common shares at end of period (3)	$8.54	$8.50
Total return attributed to common shares based on net asset value (4)	7.44%	(5.33)%
Common shareholders’ equity at end of period	$57,401,819	$10,502,809
Common shares outstanding at end of period	6,721,967	1,236,345
Ratio/Supplemental data for common shares (annualized) (4)(5):
Ratio of net investment income (loss) to average net assets	2.63%	(6.60)%
Ratio of operating expenses to average net assets	5.83%	7.89%
Portfolio turnover rate	1.55%	N/A

(1)	The per share data was derived by using the weighted average shares outstanding during the year ended December 31, 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014, which was 3,335,719 and 513,052, respectively.
(2)	Net proceeds before offering costs, from the period from Commencement of Operations (April 25, 2014) through December 31, 2014 is greater than $9.025 since a significant number of shares were sold with less than the maximum commission and dealer manager fee charged.
(3)	Net asset value would have been lower if the advisor had not agreed to waive management fees and reimburse the company for expenses above the Maximum Rates as of December 31, 2014.
(4)	Total return, ratio of net investment income (loss) and ratio of operating expenses to average net assets for the year ended December 31, 2015, prior to the effect of the expense reimbursement agreement were 7.46%, 2.67% and 5.78%, respectively. Total return, ratio of net investment loss and ratio of operating expenses to average net assets for the period from Commencement of Operations (April 25, 2014) through December 31, 2014, prior to the effect of the expense reimbursement agreement and the management fee waiver were (11.35%), (21.68%) and 22.97%, respectively.
(5)	The company’s ratio of net investment loss to average net assets and ratio of operating expenses to average net assets have been annualized for the period from Commencement of Operations (April 25, 2014) through December 31, 2014 assuming consistent results over a full fiscal year, however, this may not be indicative of a full fiscal year due to the company’s brief period of operations through December 31, 2014.
(6)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the fact that no offering costs were charged against shares issued prior to the commencement of this offering.
(7)	Does not reflect any incentive fees that may be payable to the Special Unitholder.

Note 12. Selected Quarterly Data – Unaudited

Presented in the following tables is a summary of the unaudited quarterly financial information for the years ended December 31, 2016, 2015 and 2014. The company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	For the quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$2,848,655	$3,085,513	$1,645,291	$656,566
Net investment income	$1,497,148	$1,730,438	$1,519,649	$23,132
Net gain (loss) on investments and foreign currency translation	$(1,706,876)	$1,143,849	$(231,426)	$(634,047)
Change in benefit (expense) from deferred taxes on unrealized appreciation on investments	$671,401	$(8,372)	$1,838,292	$1,885,335
Net increase in net assets resulting from operations	$461,673	$2,865,915	$3,126,515	$1,274,420
Net investment income per share – basic and diluted	$0.11	$0.14	$0.15	$0.00
Net increase in net assets resulting from operations per share – basic and diluted	$0.03	$0.24	$0.30	$0.16
Net asset value per share at period end (Class A)	$8.69	$8.74	$8.69	$8.56
Net asset value per share at period end (Class C)	$8.44	$8.49	$8.43	$8.56
Net asset value per share at period end (Class I)	$8.69	$8.74	$8.69	$8.56
Net asset value per share at period end (Class P-A)	$8.67	$8.74	$—	$—
Net asset value per share at period end (Class P-I)	$8.67	$8.74	$—	$—

	For the quarter ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$421,488	$740,773	$633,646	$58,215
Net investment income (loss)	$253,576	$270,523	$333,917	$(118,483)
Net gain (loss) on investments and foreign currency translation	$666,498	$376,473	$(46,396)	$385,490
Change in benefit from deferred taxes on unrealized appreciation on investments	$127,015	$—	$—	$—
Net increase in net assets resulting from operations	$1,047,089	$646,996	$287,521	$267,007
Net investment income (loss) per share – basic and diluted	$0.09	$0.07	$0.14	$(0.08)
Net increase in net assets resulting from operations per share – basic and diluted	$0.20	$0.17	$0.12	$0.18
Net asset value per share at period end	$8.54	$8.52	$8.50	$8.50

	For the quarter ended
	December 31, 2014	September 30, 2014 (1)	June 30, 2014 (1)(2)
Total investment income	$37,907	$304	$80
Net investment loss	$(106,838)	$(35,547)	$(53,464)
Net gain (loss) on investments and foreign currency translation	$(32,636)	$81,865	$-
Net increase (decrease) in net assets resulting from operations	$(139,474)	$46,318	$(53,464)
Net investment loss per share – basic and diluted	$(0.13)	$(0.10)	$(0.19)
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$(0.16)	$0.09	$(0.19)
Net asset value per share at period end	$8.50	$8.50	$8.50

(1)	As the company had no substantive operations prior to April 25, 2014, the first quarter of 2014 has been omitted.

(2)	The selected financial information for the June 30, 2014 quarter consists of the company’s commencement of operations (April 25, 2014 through June 30, 2014).

Note 13. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of the year ended December 31, 2016, except as discussed below:

On February 7, 2017, the initial offering pursuant to the company’s Registration Statement on Form S-1 (File No. 333-178786-01) was terminated. Effective February 8, 2017, pursuant to a new Registration Statement on Form S-1 (File No. 333-211571), the company is offering up to $1,000,000,000 in shares of limited liability company interests, including up to $200,000,000 pursuant to the DRP.

 On March 3, 2017, the company signed a purchase and sale agreement to purchase an additional 747 residential photovoltaic solar systems, with aggregate generating capacity of 6.219 MW DC, from One Roof Energy Inc. for approximately $8,000,000. The portfolio of systems, located in Hawaii, Massachusetts. New Jersey, Arizona, California, New York, Connecticut, and Maryland, which are a mix of systems with PPAs and operating lease systems had original agreement terms of 20 years. The weighted average remaining life of these systems at time of purchase was approximately 18.0 years.

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

Our management assessed the effectiveness of the internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 1992 report entitled Internal Control-Integrated Framework. Our management further reviewed the updated 2013 framework as part of its assessment. Based on that assessment, our management concluded that, as of December 31, 2016, the internal control over financial reporting for the company is effective based on the criteria established in Internal Control-Integrated Framework.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s) Held with Us	Director/Executive Officer Since
David Sher	53	Director	2012
Charles Wheeler	56	Chief Executive Officer, President, and Director	2012
Richard C. Butt	61	Chief Financial Officer	2014
Kathleen Cuocolo	65	Independent Director	2013
Robert Herriott	47	Independent Director	2013
David M. Kastin	49	Independent Director	2013

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

Richard C Butt has served as our Chief Financial Officer since April 2014. Mr. Butt has held a variety of senior management positions for global investment and financial institutions. Most recently, from July 2012 to August 2013, he served as President and Chief Executive Officer of P3 Global Management LLC, a firm focused on investing in municipal infrastructure assets. From August 2006 to January 2011, he served as President of Macquarie Capital Investment Management LLC., with offices in New York and Sydney, Australia, responsible for administration, operations, finance, compliance, treasury, marketing, business operations and FX/cash management for portfolios domiciled in North America, Australia, Asia, Europe and the Caribbean. In addition, Mr. Butt served as Chief Financial and Accounting Officer for Macquarie Global Infrastructure Fund, a New York Stock Exchange listed closed end fund (NYSE: MGU). Prior to joining Macquarie, Mr. Butt served as President of Refco Alternative Investments LLC and Refco Fund Holdings LLC, the commodity pool businesses associated with Refco, Inc., from January 2003 to August 2006. In this capacity, Mr. Butt was responsible for the initial development and ongoing operations of numerous public and private commodity pools. During the period from1990 through 2003, he served in various operational and financial capacities with multiple mutual / hedge fund third party administration firms. Earlier in his career, he served as Vice President at Fidelity Investments, where he was responsible for fund accounting and financial reporting for all equity and global mutual funds. Mr. Butt is a Certified Public Accountant previously working at major accounting firms such as PricewaterhouseCoopers LLP, from July 1978 to July 1984, where he was an Audit Manager, and KPMG from December 1994 to October 1996, where he was a Director in their financial services consulting practice. Mr. Butt holds a Bachelor’s degree in Management Science from Duke University.

Kathleen Cuocolo, an independent director since July 2013, is currently President of Syntax, LLC, a company that has created a new class of equity indices – Syntax Stratified Indices. She is responsible for overseeing the business and infrastructure development at Syntax of a family of Stratified IndicesTM and Stratified FundsTM Ms. Cuocolo was formerly Managing Director, Head of Global ETF Accounting and Administration at Bank of New York Mellon from April 2008 until March 2013. Prior to Bank of New York Mellon, she was President of Cuocolo & Associates from January 2004 through March 2008 where she specialized in board governance services. From September 1982 through July 2003, Ms. Cuocolo served as Executive Vice President of State Street Corporation where she was also Head of US Fund Administration Services and the founder of Exchange Traded Fund Services. In addition, Ms. Cuocolo has served as an independent director of Guardian Life Mutual Funds from June 2006 through their acquisition by RS Investments in December 2007, Chairperson of Select Sectors SPDR Trust from August 2000 through October 2007, trustee of SPDR Trust from January 1993 through July 2003, President and Director of The China Fund from September 1999 through July 2003 and President of the State Street Master Funds from January 2000 through July 2003. Ms. Cuocolo was selected to serve as an independent director based upon her extensive experience in financial service administration as well as an investor.

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

We operate under the direction of our board of directors, a majority of which are independent of us—Kathleen Cuocolo, Robert Herriott and David M. Kastin. Charles Wheeler, who also serves as the President of the company and Senior Managing Director and Chief Investment Officer of our advisor, and David Sher, who also serves as Chief Executive Officer of our advisor, are the other members of our board of directors. No member of our board of directors, including Messrs. Sher and Wheeler, has ever served as an officer or director of the dealer manager, or any of their affiliates.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is composed of Charles Wheeler, David Sher and Robert Herriott. Robert Herriott is the sole independent director on the committee The nominating and corporate governance committee operates pursuant to a charter approved by our board of directors. The charter sets forth the responsibilities of the nominating and corporate governance committee, including making nominations for the appointment or election of independent directors, retirement policies and investment professionals training policies.

Robert Herriott chairs our nominating and corporate governance committee.

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

We have issued 23,469 Class A shares to our advisor and 93,191 Class A shares to Greenbacker Group LLC, the parent of our advisor. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares subject to options that are currently exercisable or exercisable within 60 days of the offering. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Percentage
of all
	Number of Shares	Shares
	Beneficially	Issued and
Name and Address[1]	Owned	Outstanding
Greenbacker Capital Management LLC[2]	23,469	0.2%
Greenbacker Group LLC	93,191	0.6%
David Sher	—	—
Charles Wheeler	—	—
Richard C. Butt	—	—
Kathleen Cuocolo	—	—
Robert Herriott	—	—
David Kastin	—	—
All officers and directors as a group (8 persons)	—	—

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our board of directors oversees our management. However, we have entered into the advisory agreement with our advisor, GCM, pursuant to which GCM is responsible for managing us on a day-to-day basis and identifying and making investments on our behalf. GCM is a joint venture between Greenbacker Group LLC and Strategic Capital Advisory Services, LLC, or Strategic Capital, an affiliate of our dealer manager, SC Distributors, and certain of our directors and/or officers. Strategic Capital, an affiliate of our dealer manager, SC Distributors, which owns a 25% interest in our advisor, generally provides to us, on behalf of our advisor, certain non-investment advisory services, including but not limited to formation services related to our company and the structure of our organization, financial and strategic planning advice and analysis, overseeing the development of marketing materials, selecting and negotiating with third party vendors and other administrative and operational services. The non-managing member exercises no control or influence over our investment, asset management or accounting functions or any other aspect of our management or operations. In connection with providing such services, Greenbacker Group LLC has paid Strategic Capital an aggregate of $1,250,000 in fees. We have reimbursed such fees in connection with our obligation to reimburse our advisor and its affiliates for certain organization and offering expenses incurred by them on our behalf, subject to the limitation that such reimbursements would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15% of gross offering proceeds as of the date of reimbursement.

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

We have entered into license agreements with Greenbacker Group LLC, pursuant to which it has agreed to grant us a non-exclusive, royalty-free license to use the name “Greenbacker Renewable Energy Company LLC.” In addition, we have entered into an administration agreement with Greenbacker Administration, pursuant to which the Administrator will provide us with administrative services and will receive the compensation from us for its services. As of the date hereof, Greenbacker Administration has delegated certain of its administrative functions to U.S Bancorp Fund Services, LLC as well as accounting for certain of our investments to independent firm which provides outsourced bookkeeping and accounting services. While Greenbacker Administration performs a majority of asset management, accounting and oversight services for the company’s investments, it is anticipated that Greenbacker Administration will continue to delegate the majority of certain administrative functions for GREC and the LLC.

. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed KPMG as our independent registered public accounting firm for the fiscal years ending December 31, 2016 and 2015.

Fees Incurred for KPMG LLP

The following table shows the fees invoiced for audit and other services provided by KPMG for fiscal 2016 and 2015.

	2016	2015
Audit Fees(1)	$290,848	$257,000
Audit-Related Fees(2)	23,008	5,770
Tax Fees(3)	68,099	30,500
All Other Fees(4)	8,063	—
Total	$390,018	$293,270

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

(4)     Other fees billed in the reporting periods for products and services provided by the KPMG, included consents for the company’s audited financial statements to be included in various SEC filings.

KPMG has not provided services and charged fees to our advisor or entities that are controlling, controlled by, or under common control with our advisor.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

(a)	Documents Filed as Part of this Report

(1)	The following consolidated financial statements are set forth in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Assets and Liabilities as of December 31, 2016 and 2015

•	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014

•	Consolidated Schedules of Investments as of December 31, 2016 and 2015

•	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.

(b)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description of Document

3.1 *	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2 *	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1 *	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2 *	Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated October 9, 2013 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3 *	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4 *	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5 *	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

14.1*	Greenbacker Renewable Energy Company LLC Code of Ethics (Incorporated by reference from Exhibit 14.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on December 9, 2014)

21.1**	List of Subsidiaries

24.1**	Power of attorney (included on the signature page hereto)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2 **	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 8, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Investments and (vi) Notes to the Consolidated Financial Statements.

*	Filed previously.
**	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2017	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: March 8, 2017	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Wheeler	Chairman, Chief Executive Officer and Director	March 8, 2017
Charles Wheeler	(Principal Executive Officer)

/s/ Richard C. Butt	Chief Financial Officer, Chief Investment Officer, Chief	March 8, 2017
Richard C. Butt	Compliance Officer and Director
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

/s/ David Sher	Director	March 8, 2017
David Sher

/s/ Kathleen Cuocolo	Director	March 8, 2017
Kathleen Cuocolo

/s/ Robert Herriott	Director	March 8, 2017
Robert Herriott

/s/ David M. Kastin	Director	March 8, 2017
David M. Kastin