Form 10-Q
period 2017-03-31
Greenbacker Renewable Energy Co LLC
filed 2017-05-12
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If any emerging growth company, Indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 5, 2017, the registrant had 17,478,305 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments, at fair value (cost of $130,493,335 and $115,124,750, respectively)	$130,383,441	$115,123,101
Cash and cash equivalents	12,767,178	13,055,090
Shareholder receivable	202,728	521,954
Deferred tax assets, net of allowance	6,407,401	6,179,394
Other assets	166,949	155,741
Total assets	$149,927,697	$135,035,280

LIABILITIES
Term note payable, net of financing costs	$3,248,288	$3,270,399
Management fee payable	247,505	232,856
Accounts payable and accrued expenses	504,471	423,639
Shareholder distributions payable	482,113	403,983
Due to advisor	72,765	99,782
Due to dealer manager	-	36,694
Payable for repurchases of common stock	1,047,579	945,770
Deferred sales commission payable	191,313	203,357
Total liabilities	$5,794,034	$5,616,480

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 350,000,000 authorized;
16,709,590 and 14,921,922 shares issued and outstanding, respectively	16,710	14,922
Paid-in capital in excess of par value	144,440,385	128,425,800
Accumulated deficit	(4,469,719)	(3,538,523)
Accumulated net realized gain on investments	4,578	4,578
Accumulated unrealized appreciation on investments and foreign currency translation, net of deferred taxes	4,141,709	4,511,437
Total common stockholders’ equity	144,133,663	129,418,214
Special unitholder’s equity	-	586
Total members’ equity (net assets)	144,133,663	129,418,800
Total liabilities and equity (net assets)	$149,927,697	$135,035,280

Net assets, Class A (shares outstanding of 11,754,593 and 10,878,502 , respectively)	$101,548,859	$94,541,760
Net assets, Class C (shares outstanding of 1,109,924 and 1,041,836, respectively)	9,325,052	8,796,002
Net assets, Class I (shares outstanding of 3,024,399 and 2,754,491, respectively)	26,128,016	23,938,449
Net assets, Class P-A (shares outstanding of 50,866 and 47,774, respectively)	440,762	414,145
Net assets, Class P-I (shares outstanding of 769,808 and 199,319, respectively)	6,690,974	1,727,858
Total common stockholders’ equity	$144,133,663	$129,418,214

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Investment income:
Dividend income	$2,322,730	$646,985
Interest income	44,169	9,581
Total investment income	$2,366,899	$656,566

Operating expenses:
Management fee expense	697,146	330,715
Audit and tax expense	195,320	93,484
Interest and financing expenses	124,931	-
General and administration expenses	175,852	93,105
Legal expenses	80,840	66,542
Directors fees and expenses	25,552	24,117
Insurance expense	2,429	20,309
Organizational expenses	-	35,188
Other expenses	62,273	14,317
Operating expenses before expense waiver and reimbursement	1,364,343	677,777
Expense reimbursement to advisor	-	178,890
Total expenses, net of expense waiver and reimbursement	1,364,343	856,667
Net investment income (loss) before taxes	1,002,556	(200,101)
Deferred tax benefit	490,072	280,665
Franchise tax expense	(42,250)	(57,432)
Net investment income	1,450,378	23,132

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net change in unrealized depreciation on investments	(121,178)	(533,730)
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities denominated in foreign currencies	12,933	(100,317)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	(262,069)	1,885,335
Net increase in net assets resulting from operations	1,080,064	1,274,420
Net increase in net assets attributed to special unitholder	586	126,809
Net increase in net assets attributed to common stockholders	$1,080,650	$1,401,229

Common stock per share information —basic and diluted:
Net investment income	$0.09	$0.00
Net increase in net assets attributed to common stockholders	$0.07	$0.18
Weighted average common shares outstanding	15,849,356	7,865,104

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the three months ended March 31, 2017

(unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation on investments and foreign currency translation, net of deferred taxes	Common stockholders' equity	Special unitholder	Total members' equity (net assets)
Balances at December 31, 2016	14,921,922	$14,922	$128,425,800	$(3,538,523)	$4,578	$4,511,437	$129,418,214	$586	$129,418,800

Proceeds from issuance of common stock, net	1,786,877	1,787	16,281,556	-	-	-	16,283,343	-	16,283,343

Issuance of common stock under distribution reinvestment plan	114,325	114	1,054,391	-	-	-	1,054,505	-	1,054,505

Repurchases of common stock	(113,534)	(113)	(1,047,466)	-	-	-	(1,047,579)	-	(1,047,579)

Offering costs	-	-	(273,896)	-	-	-	(273,896)	-	(273,896)

Shareholder distributions	-	-	-	(2,381,574)	-	-	(2,381,574)	-	(2,381,574)

Net investment income	-	-	-	1,450,378	-	-	1,450,378	-	1,450,378

Net unrealized depreciation on investments	-	-	-	-		(120,592)	(120,592)	(586)	(121,178)

Net change in unrealized appreciation on translation of assets and liabilities denominated in foreign currencies	-	-	-	-		12,933	12,933	-	12,933

Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(262,069)	(262,069)	-	(262,069)

Balances at March 31, 2017	16,709,590	$16,710	$144,440,385	$(4,469,719)	$4,578	$4,141,709	$144,133,663	$-	$144,133,663

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the three months ended March 31, 2016

(unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation on investments and foreign currency translation, net of deferred taxes	Common stockholders' equity	Special unitholder	Total members' equity (net assets)
Balances at December 31, 2015	6,721,967	$6,722	$57,713,925	$(1,591,014)	$-	$1,272,186	$57,401,819	$286,259	$57,688,078

Proceeds from issuance of common stock, net	2,422,281	2,422	21,886,410	-	-	-	21,888,832	-	21,888,832

Issuance of common stock under distribution reinvestment plan	66,501	67	602,535	-	-	-	602,602	-	602,602

Repurchases of common stock	(5,699)	(6)	(51,673)	-	-	-	(51,679)	-	(51,679)

Offering costs	-	-	(1,264,260)	-	-	-	(1,264,260)	-	(1,264,260)

Shareholder distributions	-	-	-	(1,177,925)	-	-	(1,177,925)	-	(1,177,925)

Net investment income	-	-	-	23,132	-	-	23,132	-	23,132

Net unrealized appreciation on investments	-	-	-	-	-	(406,921)	(406,921)	(126,809)	(533,730)

Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	-	-	-	-	-	(100,317)	(100,317)	-	(100,317)

Change in benefit from deferred taxes on unrealized appreciation on investments	-	-	-	-	-	1,885,335	1,885,335	-	1,885,335

Balances at March 31, 2016	9,205,050	$9,205	$78,886,937	$(2,745,807)	-	$2,650,283	$78,800,618	$159,450	$78,960,068

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016

Operating activities:
Net increase in net assets from operations	$1,080,064	$1,274,420
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Amortization of deferred financing costs	49,555	-
Purchase of investments	(15,383,585)	(5,165,000)
Proceeds from principal payments and sales of investments	15,000	-
Net change in unrealized appreciation on investments	121,178	533,730
Net change in unrealized depreciation on translation of assets and liabilities denominated in foreign currencies	(12,933)	100,317
(Increase) decrease in other assets:
Due from advisor, net	-	26,636
Deferred tax assets, net of allowance	(228,007)	(2,166,000)
Other assets	(11,208)	14,252
Increase (decrease) in other liabilities:
Due to advisor, net	(27,017)	27,849
Management fee payable	14,649	31,970
Accounts payable and accrued expenses	80,833	(29,323)
Directors fees payable	-	(46)
Net cash used in operating activities	(14,301,471)	(5,351,195)

Financing activities:
Paydowns on Credit facility and term note	(71,666)	-
Proceeds from issuance of shares of common stock, net	16,590,529	21,493,651
Distributions paid	(1,248,944)	(511,220)
Offering costs	(273,896)	(1,264,260)
Repurchases of common stock	(945,770)	-
Due to dealer manager re: Offering costs	(36,694)	515,558
Net cash provided by financing activities	14,013,559	20,233,729
Net increase (decrease) in cash and cash equivalents	(287,912)	14,882,534
Cash and cash equivalents, beginning of period	13,055,090	5,889,030
Cash and cash equivalents, end of period	$12,767,178	$20,771,564

Supplemental disclosure of cash flow information:
Shareholder distributions payable	$482,113	$221,088
Shareholder distributions reinvested in common stock	$1,054,505	$602,602
Payable for repurchases of common stock	$1,047,579	$51,679

Non cash financing activities
Shareholder receivable from sale of common stock	$202,728	$585,903

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2017

(unaudited)

Investments	Industry	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar				100% Ownership	$884,578	$1,162,017	0.8%

East to West Solar Portfolio	Alternative Energy - Solar				100% Ownership	27,889,878	27,007,340	18.7%

Green Maple Portfolio	Alternative Energy - Solar				100% Ownership	12,985,000	11,426,550	7.9%

Magnolia Sun Portfolio	Alternative Energy - Solar				100% Ownership	10,775,000	10,106,332	7.0%

Six States Solar Portfolio	Alternative Energy - Solar				100% Ownership	2,350,000	2,778,677	1.9%

Greenbacker Residential Solar Portfolio	Alternative Energy - Solar				100% Ownership	27,850,000	28,176,571	19.6%

Enfinity Colorado DHA Portfolio	Alternative Energy - Solar				100% Ownership	1,500,000	1,633,233	1.1%

Greenbacker Wind Portfolio	Alternative Energy - Wind				100% Ownership	43,402,428	44,887,459	31.1%

GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement				100% Ownership	496,944	517,910	0.4%

Total Limited Liability Company Member Interests - Not readily marketable: 88.5%						$128,133,828	$127,696,089	88.5%

Energy Efficiency Secured Loans - Not readily marketable
Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25	%(b)	2/24/2025	$756,371	$756,371	$756,371	0.5%

Total Energy Efficiency Secured Loans - Not readily marketable: 0.5%						$756,371	$756,371	0.5%

Total United States Investments: 89.0%						$128,890,199	$128,452,460	89.0%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar				100% Ownership	$1,603,136	$1,930,981	1.3%
Total Canadian Investments: 1.3%						$1,603,136	$1,930,981	1.3%

INVESTMENTS: 90.3%						$130,493,335	$130,383,441	90.3%

OTHER ASSETS IN EXCESS OF LIABILITIES: 9.7%							13,750,222	9.7%

TOTAL NET ASSETS: 100.0%							$144,133,663	100.0%

(a) Percentages are based on net assets of $144,133,663 as of March 31, 2017.

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

March 31, 2017 (unaudited)

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

Pursuant to an initial Registration Statement on Form S-1 (File No. 333-178786-01), the company offered up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 pursuant to the distribution reinvestment plan (“DRP”), through SC Distributors, LLC, the dealer manager. The offering pursuant to that initial Registration Statement terminated on February 7, 2017. Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), the company is offering on a continuous basis up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the DRP, on a “best efforts” basis through the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The company is publicly offering three classes of shares: Class A, C and I shares in any combination with a dollar value up to the maximum offering amount. In addition, the company is privately offering two classes of shares, Class P-A and P-I shares. The share classes have different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted a DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. The company reserves the right to reallocate the offered shares within each offering between each and any share class and between its public offering and the DRP.

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

 As of March 31, 2017, the company has made solar, wind and energy efficiency investments in ten portfolios, nine domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States (See Note 3). As of December 31, 2016, the company had made solar, wind and energy efficiency investments in nine portfolios, eight domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States.

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

The financial information associated with the March 31, 2017 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The March 31, 2017 financial information has not been audited by the independent registered public accounting firm and they do not express an opinion thereon.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of March 31, 2017 and December 31, 2016.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common stockholders per share for the three months ended March 31, 2017 and March 31, 2016:

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Basic and diluted
Net increase in net assets attributed to common stockholders	$1,080,650	$1,401,229
Weighted average common shares outstanding	15,849,356	7,865,104
Net increase in net assets attributed to common stockholders per share	$0.07	$0.18

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

Organization and Offering Costs

Organization and offering costs (“O&O costs”), other than sales commissions and the dealer manager fee, are initially being paid by our advisor and/or dealer manager on behalf of the company. These O&O costs include all costs previously paid or to be paid by the company in connection with its formation and the offering of its shares pursuant to now terminated Registration Statement on Form S-1 (File No. 333-178786-01), the current Registration Statement on Form S-1 (File No. 333-211571) and a private placement memorandum, including legal, accounting, printing, mailing and filing fees, charges of the company’s escrow holder, transfer agent fees, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the offering and marketing process, and preparing supplemental sales materials, holding educational conferences, and attending retail seminars conducted by broker-dealers. While the total O&O costs for the public offering shall be reasonable and shall in no event exceed an amount equal to 15% of the gross proceeds of this offering and the DRP, the company is targeting no more than 4.0% of the gross proceeds for O&O costs other than sales commissions and dealer manager fees in the current Registraion Statement. The company is obligated to reimburse our advisor for O&O costs that it incurs on behalf of the company, in accordance with the advisory agreement, but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the company to exceed 15% of gross offering proceeds as of the date of reimbursement. Total O&O costs related to the terminated Registration Statement amounted to approximately $7,556,000 or 4.8% of gross offering proceeds raised pursuant to such Registration Statement.

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

The following table provides information in regard to the status of O&O costs (in 000’s) as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Total O&O Costs Incurred by the Advisor and Dealer Manager	$8,078	$7,498
Amounts previously reimbursed to the Advisor/Dealer Manager by the company	7,681	7,362
Amounts payable to Advisor/Dealer Manager by the company	73	136
Amounts of the contingent liability subject to payment by the company only upon adequate gross offering proceeds being raised	324	—

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

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive distribution will be earned by an affiliate of our advisor on realized gains from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive distribution, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the company will include unrealized gains in the calculation of the capital gains incentive distribution expense and related capital gains incentive fee payable. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are actually realized. Thus on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period. As of March 31, 2017 and December 31, 2016, a capital gains incentive distribution allocation in the amounts of nil and $586, respectively, was recorded based primarily upon appreciation on investments.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the date which approximates an expected liquidity event for the company. Prior to June 30, 2016, the company did not record a liability at time of the sale for expected deferred sales commissions. As of March 31, 2017 and December 31, 2016, the company recorded a liability for deferred sales commissions in the amount of $191,313 and $203,357, respectively.

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

The company assessed its tax positions for all open tax years as of March 31, 2017 for all U.S. federal and state tax jurisdictions for the years 2013 through 2016. The results of this assessment are included in the company’s tax provision and deferred tax assets as of March 31, 2017.

Recently Issued Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), emerging growth companies can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The company is choosing not to take advantage of the extended transition period for complying with new or revised accounting standards.

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended existing rules (together, the "final rules") intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. Management is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on the company’s consolidated financial statements and related disclosures.

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

In January 2016, the FASB issued ASU No. 2016-01 regarding “Recognition and Measurement of Financial Assets and Financial Liabilities”. The new guidance is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. At this time, management is evaluating the implications of ASU No. 2016-01, and its impact on the company’s consolidated financial statements and disclosures has not yet been determined.

Updated Footnote Disclosure

Certain footnote disclosures have been updated to enhance information presented pertaining to the value of shares sold and shares issued through the reinvestment of distributions. The impact of these additional disclosures is not material to the previously issued consolidated financial statements as of and for the three months ended March 31, 2016.

 Note 3. Investments

The composition of the company’s investments as of March 31, 2017 by geographic region, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$35,510,493	34,217,044	26.2%
Mid-West Region	1,035,005	1,108,707	0.9
Mountain Region	49,236,531	51,181,289	39.3
South Region	33,855,182	32,527,883	24.9
West Region	9,252,988	9,417,537	7.2
Total United States	$128,890,199	128,452,460	98.5%
Canada:	1,603,136	1,930,981	1.5
Total	$130,493,335	130,383,441	100.0%

The composition of the company’s investments as of December 31, 2016 by geographic region, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$31,340,575	30,469,589	26.5%
Mid-West Region	935,103	1,025,354	0.9
Mountain Region	46,145,555	$47,846,814	41.5
South Region	29,929,892	28,553,024	24.8
West Region	5,170,489	5,413,151	4.7
Total United States	$113,521,614	$113,307,932	98.4%
Canada:	1,603,136	1,815,169	1.6
Total	$115,124,750	$115,123,101	100.0%

The composition of the company’s investments as of March 31, 2017 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$85,837,592	$84,221,701	64.6%
Alternative Energy - Wind	43,402,428	44,887,459	34.4
Energy Efficiency - Lighting Replacement	1,253,315	1,274,281	1.0
Total	$130,493,335	$130,383,441	100.0%

The composition of the company’s investments as of December 31, 2016 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$71,564,589	$70,161,838	60.9%
Alternative Energy - Wind	42,277,428	43,643,215	37.9
Energy Efficiency - Lighting Replacement	1,282,733	1,318,048	1.2
Total	$115,124,750	$115,123,101	100.0%

Investments held as of March 31, 2017 and December 31, 2016 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors or investments in limited liability companies for which the company serves managing member.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investments, by major class, as of March 31, 2017, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$127,696,089	$127,696,089
Capital Stock	—	—	1,930,981	1,930,981
Energy Efficiency Secured Loans	—	—	756,371	756,371
Total	$—	$—	$130,383,441	$130,383,441

The following table presents fair value measurements of investments, by major class, as of December 31, 2016, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$112,536,561	$112,536,561
Capital Stock	—	—	1,815,169	1,815,169
Energy Efficiency Secured Loans	—	—	771,371	771,371
Total	$—	$—	$115,123,101	$115,123,101

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2017:

		Net change in	Translation of assets
	Balance as of	unrealized appreciation	and liabilities		Sales and	Balance as of
	December 31,	(depreciation) on	denominated in	Purchases and other	Repayments of	March 31,
	2016	investments	foreign currencies	adjustments to cost (1)	investments (2)	2017
Limited Liability Company Member Interests	$112,536,561	$(224,057)	$-	$15,383,585	$-	$127,696,089
Capital Stock	1,815,169	102,879	12,933	-	-	1,930,981
Energy Efficiency - Secured Loans	771,371	-	-	-	(15,000)	756,371
Total	$115,123,101	$(121,178)	$12,933	$15,383,585	$(15,000)	$130,383,441

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)	Includes principal repayments on loans.

The total change in unrealized depreciation included in the consolidated statements of operations within net change in unrealized depreciation on investments for the three months ended March 31, 2017 attributable to Level 3 investments still held at March 31, 2017 was $121,178. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the three months ended March 31, 2017.

Net change in unrealized depreciation on investments at fair value for the three months ended March 31, 2017 was $121,178, included within net change in unrealized depreciation on investments in the consolidated statements of operations. There were no net realized gains or losses on investments at fair value for the three months ended March 31, 2017. For the three months ended March 31, 2017, net unrealized currency gains arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $12,933 and included within net change in unrealized appreciation (depreciation) on translation of assets and liabilities denominated in foreign currencies in the consolidated statements of operations.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2016:

	Balance as of December 31, 2015	Net change in unrealized appreciation (depreciation) on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Repayments of investments	Transfers in	Transfers out	Balance as of March 31, 2016
Limited Liability Company Member Interests	$48,708,304	$(890,753)	$—	$5,165,000	$—	$264,424	$—	$53,246,975
Capital Stock	1,562,967	357,023	(100,317)	—	—	—	—	1,819,673
Energy Efficiency Secured Loans	1,183,295	—	—	—	—	—	(264,424)	918,871
Total	$51,454,566	$(533,730)	$(100,317)	$5,165,000	$—	$264,424	$(264,424)	55,985,519

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.

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

Net change in unrealized depreciation on investments at fair value for the three months ended March 31, 2016 was $533,730 included within net change in unrealized depreciation on investments in the consolidated statements of operations. There were no net realized gains or losses on investments at fair value for the three months ended March 31, 2016. For the three months ended March 31, 2016, net unrealized currency losses arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $100,317 and included within net change in unrealized appreciation (depreciation) on translation of assets and liabilities denominated in foreign currencies in the consolidated statements of operations.

As of March 31, 2017, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of March 31, 2017:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy - Solar	$84,221,701	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.25% - 9.25%, 0.50% annual degradation in production, 14.0 – 34.8 years
Alternative Energy – Wind	$44,887,459	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	8.50%, no annual degradation in production, 28.4 – 29.5 years
Energy Efficiency- Secured Loans and Leases– Lighting Replacement	$1,274,281	Income and collateral based approach	Market yields and value of collateral	10.25% - 20.40%

As of December 31, 2016, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2016:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy - Solar	$70,161,838	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.0% - 9.25%, 0.50% annual degradation in production, 31.7 years
Alternative Energy – Wind	$43,643,215	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.75%, no annual degradation in production, 33.3 years
Energy Efficiency- Secured Loans and Leases – Lighting Replacement	$1,318,048	Income and collateral based approach	Market yields and value of collateral	10.25% - 21.31%

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

Note 5. Related Party Agreements And Transactions Agreements

The company has executed advisory and administration agreements with the advisor and Greenbacker Administration, LLC, our administrator, respectively, as well as a dealer manager agreement with the dealer manager, which entitles the advisor, certain affiliates of the advisor, and the dealer manager to specified fees upon the provision of certain services with regard to the offering of the company’s shares and the ongoing management of the company as well as reimbursement of O&O costs incurred by the advisor and the dealer manager on behalf of the company (as discussed in Note 2) and certain other operating costs incurred by the advisor on behalf of the company. The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor and “special unit”, refers to the special unit of limited liability company interest in GREC entitling the Special Unitholder to an incentive allocation and distribution. In addition, the company and the advisor entered into an expense reimbursement agreement whereby the advisor agreed to reimburse the company for certain expenses above certain limits and be repaid when the company’s expenses are reduced below that threshold. The expense reimbursement agreement expired and was not renewed as of December 31, 2016. The fees and reimbursement obligations are as follows:

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

Capital Gains Incentive Distribution — Special Unitholder	The capital gains incentive distribution will be determined and payable to the Special Unitholder in arrears as of the end of each fiscal quarter (or upon termination of the advisory agreement, as of the termination date) to the Special Unitholder, and will equal 20.0% of the company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any capital gain incentive distributions.

Liquidation Incentive Distribution — Special Unitholder	The liquidation incentive distribution payable to the Special Unitholder will equal 20.0% of the net proceeds from a liquidation of the company (other than in connection with a listing, as described below) in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital shall mean: cumulative gross proceeds generated from sales of shares (including the DRP) reduced for distributions to members of proceeds from non-liquidation dispositions of our assets and amounts paid for share repurchases pursuant to the Share Repurchase Program. In the event of any liquidity event that involves a listing of the company’s shares, or a transaction in which the company’s members receive shares of a company that is listed, on a national securities exchange, the liquidation incentive distribution will equal 20% of the amount, if any, by which the company’s listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing (the “listing premium”). Any such listing premium and related liquidation incentive distribution will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.

Operating Expense and Expense Assumption and Reimbursement Agreement	The company will reimburse the advisor’s cost of providing administrative services, legal, accounting and printing. The company will not reimburse the advisor for the salaries and benefits to be paid to the named executive officers. For the year ended December 31, 2015, the advisor assumed operating expenses for the company in an amount sufficient to keep total annual operating expenses (exclusive of interest, taxes dividend expense, borrowing costs, organizational and extraordinary expenses) of the company (“Expenses”) at percentages of average net assets of such class for any calculation period no higher than 5.0% (the “Maximum Rates”). During the year ended December 31, 2016, Expenses as a percentage of net assets were less than the Maximum Rates allowing the advisor to be fully reimbursed for past assumed operating expenses. The expense reimbursement agreement expired and was not renewed as of December 31, 2016 as Expenses are expected to continue in an amount less than the Maximum Rates.

For the three months ended March 31, 2017 and March 31, 2016, the company incurred $1,364,343 and $677,777, respectively, in operating expenses, including the management fees earned by the advisor. Since January 1, 2015, the advisor has elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets. While the advisor has assumed responsibility for $830,884, of the company’s operating expenses under the expense reimbursement agreement since inception, as of December 31, 2016 the company had fully reimbursed the advisor for previously assumed operating expenses. For the three months ended March 31, 2016 the company had reimbursed the advisor $345,000 of previously assumed expenses, subject to the restrictions of the Maximum Rates. Since average annual expenses were less than 5% for the three months ended March 31, 2016, the company recorded a new $178,890 payable to the advisor as reimbursement for assumption of past operating expenses.

For the three months ended March 31, 2017 and March 31, 2016, the advisor earned $697,146 and $330,715, respectively, in management fees. While there was an incentive allocation of $916 earned inception to date by the advisor, the consolidated financial statements reflect a $586 decrease in incentive allocation for the three months ended March 31, 2017 and a $126,809 decrease in incentive allocation for the three months ended March 31, 2016, based upon net unrealized depreciation on investments.

As of March 31, 2017, due to advisor on the consolidated statements of assets and liabilities in the amount of $72,765 is comprised of a payable to the advisor for reimbursable Organization and Offering Costs. As of December 31, 2016, due to advisor and due to dealer manager on the consolidated statements of assets and liabilities in the amount of $99,782 and $36,694, respectively, are solely comprised of a payable to the advisor and the dealer manager for reimbursable Organization and Offering Costs. The company, dealer manager and advisor plan to cash settle any amounts due to/from advisor/dealer manager on a monthly basis.

For the three months ended March 31, 2017 and March 31, 2016, the company paid $218,604 and $404,044, respectively, in dealer manager fees and $738,133 and $1,448,434, respectively, in selling commissions to the dealer manager. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the company’s consolidated statements of operations.

For the three months ended March 31, 2017 and March 31, 2016, Greenbacker Administration LLC invoiced the company $115,983 and $24,024, respectively, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments.

As of March 31, 2017 and December 31, 2016, respectively, the advisor owned 23,601 and 23,469 Class A shares while an affiliate of the advisor owned 53,655 and 93,191 Class A shares.

Transactions

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of March 31, 2017, all loans and operating leases are considered current per their terms.

Note 6. Borrowings

On July 11, 2016, the company, through a newly formed, indirect, wholly owned subsidiary, GREC Entity HoldCo LLC (the “Borrower”), entered into a Credit Agreement by and among the Borrower, the lenders party thereto and Fifth Third Bank, as administrative agent, as well as swap counterparty. The new credit facility consists of an initial term loan of $4,300,000 (the “Facility 1 Term Loan”) as well as a revolving credit facility in the aggregate principal amount of up to $33,250,000 (the “Revolver”) that will convert to an additional term loan facility, based upon the amount outstanding on the conversion date, in July 2017 (the “Facility 2 Term Loan”) (collectively, the “Credit Facility”). Both the Facility 1 Term Loan and the Facility 2 Term Loan mature in July 2021. Financing costs of $1,005,494 related to the credit facility have been capitalized and are being amortized over the term of the Facility 1 Term Loan.

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

The company’s outstanding debt as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017					December 31, 2016
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
Revolver	$33,250,000	$—	$—	$—	$—	$33,250,000	$—	$—	$—	$—
Facility 1 Term Loan	—	4,108,888	4,108,888	860,600	3,248,288	—	4,180,554	4,180,554	910,155	3,270,399
Total	$33,250,000	$4,108,888	$4,108,888	$860,600	$3,248,288	$33,250,000	$4,180,554	$4,180,554	$910,155	$3,270,399

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the three months ended March 31, 2017:

For the three months Ended March 31, 2017
Revolver interest	$51,525
Revolver commitment fee	21,011
Facility 1 Term Loan interest	11,879
Amortization of deferred financing costs	49,555
Unrealized gain on interest rate swap	$(9,039)
Total	124,931
Weighted average interest rate on credit facility	4.61%
Weighted average outstanding balance of credit facility	$4,156,655

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the period July 11, 2016 through December 31, 2016:

For the period July 11, 2016 through December 31, 2016
Revolver interest	$164,179
Revolver commitment fee	29,927
Facility 1 Term Loan interest	96,248
Amortization of deferred financing costs	95,339
Unrealized gain on interest rate swap	$(90,697)
Total	294,996
Weighted average interest rate on credit facility	4.37%
Weighted average outstanding balance of credit facility	$10,991,000

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2017	215,001
2018	286,668
2019	286,668
2020	286,668
2021	3,033,883
$4,108,888

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

The following table is a summary of the shares issued and repurchased during the period and outstanding as of March 31, 2017:

	Shares Outstanding as of December 31, 2016	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of March 31, 2017
Class A shares	10,878,502	967,384	(91,293)	11,754,593
Class C shares	1,041,836	68,088	—	1,109,924
Class I shares	2,754,491	292,149	(22,241)	3,024,399
Class P-A shares	47,774	3,092	—	50,866
Class P-I Shares	199,319	570,489	—	769,808
Total	14,921,922	1,901,202	(113,534)	16,709,590

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2016:

	Shares Outstanding as of December 31, 2015	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2016
Class A shares	5,420,728	5,719,394	(261,620)	10,878,502
Class C shares	248,456	793,380	—	1,041,836
Class I shares	1,052,783	1,726,743	(25,035)	2,754,491
Class P-A shares	—	47,774	—	47,774
Class P-I Shares	—	199,319	—	199,319
Total	6,721,967	8,486,610	(286,655)	14,921,922

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the three months ended March 31, 2017 and March 31, 2016 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the three months ended March 31, 2017:
Proceeds from Shares Sold	$8,239,743	$555,690	$2,448,279	$27,075	$5,015,000	$16,285,787
Proceeds from Shares Issued through Reinvestment of Distributions	$717,291	$85,994	$251,220	$—	$—	$1,054,505
For the three months ended March 31, 2016:
Proceeds from Shares Sold	$15,048,742	$2,339,795	$4,555,294	N/A	N/A	$21,943,831
Proceeds from Shares Issued through Reinvestment of Distributions	$457,878	$34,992	$109,732	N/A	N/A	$602,602

As of March 31, 2017 and December 31, 2016, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The LLC Agreement also authorizes the board of directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit. The proceeds related to the shareholder receivable amount of $202,728 presented on the consolidated statements of assets and liabilities as of March 31, 2017 was subsequently collected on April 3, 2017.

Distribution Reinvestment Plan

The company adopted a distribution reinvestment plan (“DRP”) through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the public offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the public offering. As of March 31, 2017 and December 31, 2016, $50,000,000 in shares were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of March 31, 2017 and December 31, 2016, 592,746 and 478,421 shares, respectively, were issued under the DRP.

Share Repurchase Program

During the quarter ended September 30, 2015, the company commenced a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold Class A, C or I shares to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program includes numerous restrictions that will limit a shareholders ability to sell shares. Unless the board of directors determines otherwise, the company limits the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the DRP. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the three months ended March 31, 2017, the company repurchased 91,293 Class A shares and 22,241 Class I shares at a total purchase of $842,358 and $205,221, respectively, pursuant to the company’s share repurchase program, including 39,537 shares from an affiliate of the advisor. For the three months ended March 31, 2016, the company repurchased 5,699 Class I shares at a total purchase price of $51,679 pursuant to the company’s share repurchase program.

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

		Class of Share
Distribution Period		A	C	I	P-A	P-I
1-Jan-15	31-Oct-15	$0.0016438	$0.0016438	$0.0016438	-	-
1-Nov-15	31-Jan-16	$0.0016478	$0.0016478	$0.0016478	-	-
1-Feb-16	30-Apr-16	$0.0016551	$0.0016551	$0.0016551	-	-
1-May-16	31-Jul-16	$0.0016617	$0.0016617	$0.0016617	$0.0015826	$0.0015826
1-Aug-16	31-Oct-16	$0.0016766	$0.0016766	$0.0016766	$0.0015968	$0.0015968
1-Nov-16	31-Jan-17	$0.0016856	$0.0016402	$0.0016856	$0.0016036	$0.0016036
1-Feb-17	31-Mar-17	$0.0016807	$0.0016350	$0.0016807	$0.0015952	$0.0015952

The following table reflects the distributions declared during the three months ended March 31, 2017:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2017	$431,686	$349,842	$781,528
March 1, 2017	413,270	332,761	746,031
April 3, 2017	482,113	371,902	854,015
Total	$1,327,069	1,054,505	2,381,574

The following table reflects the distributions declared during the three months ended March 31, 2016:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2016	$171,410	$185,680	$357,090
March 1, 2016	182,825	195,193	378,018
April 1, 2016	221,088	221,729	442,817
Total	$575,323	$602,602	$1,177,925

All distributions paid for the three months ended March 31, 2017 are expected to be reported as a return of capital to stockholders for tax reporting purposes and all distributions paid for the three months ended March 31, 2016 were reported as a return of capital to stockholders for tax purposes.

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Cash from operations	$960,306	$—
Offering proceeds	288,638	511,220
Total Cash Distributions	$1,248,944	$511,220

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $150,000,000 in net assets is reached, the portfolio is leveraged by at least 33% as well as being fully invested in operating assets.

Note 9. Commitments and Contingencies

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of March 31, 2017, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to various project loan agreements between the operating subsidiaries of East to West Solar LLC, Green Maple LLC and Greenbacker Wind LLC and various lenders (financial institutions and the Vermont Economic Development Authority), the operating entities have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from February 2018 through March 2028. In addition to GREC and the company, East to West Solar LLC and Green Maple LLC (the “Guarantors”) have provided an unsecured guaranty on approximately $2,273,926 and $4,771,581, respectively, of term loans as of March 31, 2017. The guarantors would only have to perform under the guarantee if the cash flow or the liquidation of collateral at the operating subsidiaries was inadequate to fully liquidate the remaining loan balance.

Pursuant to a credit agreement between Holdco and a financial institution, Holdco has pledged all solar operating assets as well as all membership interests in operating subsidiaries owned by Holdco as collateral for the loan. GREC and the company have provided an unsecured guaranty on approximately $4,100,000 on the term and revolving loans as of March 31, 2017.

See Note 1 – Organization and Operations of the Company and Note 5 – Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the three months ended March 31, 2017.

	For the three months ended March 31, 2017
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.69	$8.44	$8.69	$8.67	$8.67
Net investment income (3)	0.09	0.09	0.09	0.09	0.09
Net unrealized appreciation (depreciation) on investments, net of incentive allocation to special unitholder	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Change in translation of assets and liabilities denominated in foreign currencies (4)	-	-	-	-	-
Change in benefit from deferred taxes on unrealized appreciation on investments	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Net increase in net assets attributed to common stockholders	0.07	0.07	0.07	0.07	0.07
Shareholder distributions:
Distributions from net investment income	(0.06)	(0.06)	(0.06)	(0.06)	(0.06)
Distributions from offering proceeds	(0.09)	(0.09)	(0.09)	(0.08)	(0.08)
Offering costs and deferred sales commissions	-	(0.01)	-	-	0.07
Other (2)	0.03	0.05	0.03	0.07	0.02
Net increase (decrease) in members’ equity attributed to common shares	(0.05)	(0.04)	(0.05)	-	0.02
Net asset value for common shares at end of period	$8.64	$8.40	$8.64	$8.67	$8.69
Common shareholders’ equity at end of period	$101,548,859	$9,325,052	$26,128,016	$440,762	$6,690,974
Common shares outstanding at end of period	11,754,593	1,109,924	3,024,399	50,866	769,808

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	1.07%	1.17%	1.07%	1.65%	1.89%
Ratio of net investment income to average net assets	4.30%	4.42%	4.29%	4.29%	4.28%
Ratio of operating expenses to average net assets	4.04%	4.16%	4.04%	4.03%	4.03%
Portfolio turnover rate	0.01%	0.01%	0.01%	0.01%	0.01%

(1) The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the three months ended March 31, 2017, which were 11,416,732, 1,074,545, 2,876,451, 48,667 and 436,098, respectively.

(2) Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

(3) Does not reflect any incentive fees that may be payable to the Special Unitholder.

(4) Amount is less than $0.01 per share.

The following is a schedule of financial highlights of the company attributed to common stockholders for the three months ended March 31, 2016. The company’s income and expense is allocated pro-rata across the outstanding Class A, C and I shares as applicable, and, therefore, the financial highlights are equal for each of the outstanding classes, for the three months ended March 31, 2016.

For the three months ended March 31, 2016
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.54
Net investment income (4)	-
Net unrealized appreciation on investments, net of incentive allocation to special unitholder	(0.05)
Change in translation of assets and liabilities denominated in foreign currencies	(0.01)
Change in benefit from deferred taxes on unrealized appreciation on investments	0.24
Net increase in net assets resulting from operations	0.18
Shareholder distributions:
Distributions from net investment income	-
Distributions from offering proceeds	(0.15)
Other (2)	(0.01)
Net increase in members’ equity attributed to common shares	0.02
Net asset value for common shares at end of period	$8.56
Total return attributed to common shares based on net asset value (3)	1.92%
Common shareholders’ equity at end of period	$78,800,618
Common shares outstanding at end of period	9,205,050
Ratio/Supplemental data for common shares (annualized) (3)(7):
Ratio of net investment income to average net assets (5)(6)	0.30%
Ratio of operating expenses to average net assets (5)(6)	5.04%
Portfolio turnover rate	N/A

(1)	The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2016, which was 7,865,104.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and organizational costs which are not included in operating expenses nor subject to the expense reimbursement agreement and the impact of shares at a price other than the net asset value.
(3)	Total return, ratio of net investment income and ratio of operating expenses to average net assets for the three months ended March 31,2016, prior to the effect of the expense assumption and reimbursement agreement and the management fee waiver were 2.15%, 1.39% and 3.95%, respectively. Allocation of net assets to special unitholder has not been included in determining net investment income or operating expenses used in the ratio calculations.
(4)	Does not reflect any incentive fees that may be payable to the Special Unitholder.
(5)	The company’s ratio of net investment income to average net assets and ratio of operating expenses to average net assets have been annualized for the three months ended March 31, 2016 assuming consistent results over a full fiscal year.
(6)	Organizational expenses included within the ratio are not annualized.
(7)	These ratios include the effect of the expense reimbursement

Note 11. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2017 (unaudited).

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

Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as RECs and energy efficiency certificates (“EECs”), which are generated by the projects and the sale of by-products such as organic compost materials. We initially have focused on solar energy and wind energy projects as well as energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes and therefore we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives make wind energy and other types of projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established and it will be a relatively simple process to integrate new acquisitions and projects into our portfolio. Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include wind farms, hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses.

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

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the three months ended March 31, 2017.

	For the three months ended March 31, 2017	For the year ended December 31, 2016
Investment grade:
Utility	65.7%	72.2%
Municipality	5.0	6.2
Corporation	0.2	1.2
Subtotal investment grade	70.9%	79.6%

Non-investment grade or no rating:
Utility	0.7%	1.1%
Municipality	5.0	5.9
Individual	21.2	10.0
Corporation	2.2	3.4
Subtotal non-investment grade or no rating	29.1%	20.4%

Total	100.0%	100.0%

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

We have structured some of our investments in residential solar with a similar commercial arrangement to that of the power purchase agreements with utilities and other large commercial users of electricity for our energy projects, as described above. Recently, we acquired residential solar assets which have a private purchase agreement with the residential homeowner as counterparty. In the future, we may also acquire assets where we lease the solar assets to a residential owner on a long term basis where the residential owner directly receives the benefit of the electricity generated.

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

The table below sets forth the company’s investments in alternative energy generation portfolios as of March 31, 2017.

	Date(s)	Industry	Location(s)	Form of Investment	Cost **/ Principal Amount*	Assets	Generation Capacity in (MW)*
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015	Alternative Energy – Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$27,889,878	Commercial ground and roof mounted solar photovoltaic systems	19.459
Magnolia Sun Portfolio	Third quarter 2015, First quarter 2016	Alternative Energy – Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted solar photovoltaic systems	5.302
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Solar	Vermont	100% equity ownership	$12,985,000	Commercial ground mounted solar photovoltaic systems	7.393
Canadian Northern Lights Portfolio	Fourth quarter 2014 Fourth quarter 2015	Alternative Energy – Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	0.579
Six States Solar Portfolio	Fourth quarter 2015	Alternative Energy – Solar	Arizona, California, Colorado, Connecticut and Indiana	100% equity ownership	$2,350,000	Ground and roof mounted solar systems	6.223
Greenbacker Wind Portfolio	Fourth quarter 2015, Fourth quarter 2016	Alternative Energy – Wind	Montana	100% equity ownership	$43,402,428	Operating wind power facilities	35
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency – Lighting Replacement	Pennsylvania	Secured Loan	$756,371	Energy efficiency LED lighting	N/A
Greenbacker Residential Solar Portfolio	Third quarter 2016, First quarter 2017	Alternative Energy – Solar	Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	100% equity ownership	$27,850,000	Residential rooftop mounted solar photovoltaic systems	13.705
Enfinity Colorado DHA Portfolio	First quarter 2017	Alternative Energy – Solar	Colorado	100% equity ownership	$1,500,000	Residential rooftop mounted solar photovoltaic systems	2.508
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency – Lighting Replacement	Puerto Rico	Capital lease	$496,944	Energy efficiency LED lighting	N/A
Sunny Mountain Portfolio	Third quarter 2014	Alternative Energy – Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.801

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

Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), we are offering on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests, consisting of up to $800,000,000 of shares in the Primary Offering and up to $200,000,000 of shares pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the Offering. The company’s initial offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) terminated on February 7, 2017.

After the finalization of the March 31, 2017 net asset value, the current offering price of the Class A shares is $10.165 per share, the current offering price of the Class C shares is $9.479 per share, the current offering price of the Class I shares is $9.337 per share, the current offering price of the Class P-A shares is $9.704 per share and the current offering price of the Class P-I shares is $8.690 per share.

As of March 31, 2017, through initial purchases of shares, participation in the distribution reinvestment program and repurchase requests by an affiliate of the advisor of 138,323 shares, our advisor and its affiliate as of March 31, 2017 owned 23,601 and 53,655 shares, respectively. As of December 31, 2016, our advisor and its affiliate owned 23,469 and 93,191 shares, respectively.

As of March 31, 2017, we had received subscriptions for and issued 17,124,779 of our shares (including shares issued under the DRP) for gross proceeds of $168,044,531 (before dealer-manager fees of $2,635,813 and selling commissions of $9,451,948 for net proceeds of $155,956,770). As of December 31, 2016, we had received subscriptions for and issued 15,223,577 of our shares (including shares issued under the DRP) for gross proceeds of $149,746,470 (before dealer-manager fees of $2,416,177 and selling commissions of $8,713,815 for net proceeds of $138,616,478).

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

Opportunities in Solar Power Today

We believe that the greatest opportunity exists within the Small Utility Scale segment of the market where the company can buy assets with similar attributes to the Large Utility Scale projects (Investment Grade off-taker, same equipment and warrantees, same operations and maintenance service provider, etc.) but where returns are higher. In our view, there is a significant opportunity to aggregate portfolios of high quality Small Utility Scale projects working with experienced developers looking for a reliable and sustainable source of capital to increase the certainty of them closing transactions. As a result, we have been focusing on building relationships with respected developers with a view to acquiring pipelines of projects rather than one-off deals. By working closely with developers to efficiently close their transactions, we are seeking to create a sustainable competitive advantage which will lead to recurring and consistent deal flow. Recently, we have been working with developers of residential rooftop solar assets as we believe a significant opportunity exists to securitize residential solar assets once significant scale is achieved resulting in increased value and return. Importantly our strategy is differentiated from the developer/owner operators mentioned above because we do not ever seek to compete with the developers but rather to work in lock-step with them so that they can achieve sustainable development profits and we have access to pipelines of transactions, which align with our current investment strategy and focus.

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

Electricity prices. All of our projects benefit from take-or-pay contracts to sell 100% of the power we generate on the contracted terms. On average the contracts on our existing portfolio have approximately 18.6 years left prior to being exposed to market prices. The credit standing of the contract counterparty is a particular focus in situations where the contracts have a price escalator as such contracts create an incentive for the counterparty to not continue to perform if the contract pricing deviates materially from the market price. If the contract is with a public or investment grade entity, we have generally been confident that the contract terms will be honored. The only exception might apply in situations where rising electricity prices could create pressure around a political change in a particular state or locale.

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

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. Prior to June 30, 2016, the company did not record a liability at time of the sale for expected deferred sales commissions. As of March 31, 2017 and December 31, 2016, the company recorded a liability for deferred sales commissions in the amount of $191,313 and $203,357, respectively.

Financing Costs

Financing costs related to debt liabilities of the company, GREC or GREC Entity Holdco LLC are presented on the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability.

Recently Issued Accounting Pronouncements

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended existing rules (together, the "final rules") intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. Management is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on the company’s consolidated financial statements and related disclosures.

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

Portfolio and Investment Activity

As of March 31, 2017, the company invested in numerous solar generation facilities included in eight investment portfolios as follows:

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

Green Maple Portfolio

During 2014 and 2015, the company committed to construct nine solar power facilities in various locations in the state of Vermont (the “Green Maple Portfolio”). As of June 30, 2016, all of the Green Maple Portfolio facilities were operational and generating power. The company entered into separate loan agreements for seven facilities with the Vermont Economic Development Authority (“VEDA”) for a total loan commitment of approximately $5,183,000, of which approximately $4,772,000 is outstanding as of March 31, 2017.

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

Six States Solar Portfolio

The company currently leases 6.223 MW of operating solar power facilities located on 23 sites in the states of Arizona, California, Colorado, Connecticut and Indiana under a master lease agreement. During the remaining term of the lease, which is approximately 17 years, there is the potential for the company to purchase these assets directly upon agreement and consent of the parties. With over 82% of the contracted revenues from investment grade counterparties, the average remaining life of the PPA is approximately 17.5 years.

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

Sunny Mountain Portfolio

On August 28, 2014, the company acquired a portfolio of 22 commercial and residential rooftop and ground mounted solar systems comprising approximately 801 kW of generation capacity for a purchase price of $880,000 plus closing costs. The company sold one of the locations in June 2016 for $40,000.

Greenbacker Residential Solar Portfolio

On August 8, 2016 the company purchased a controlling interest in a 12.1 MW portfolio of 1,611 residential rooftop solar systems from a subsidiary of OneRoof Energy Inc. (“ORE”) for approximately $19,800,000. The systems are located across seven states including California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York. All of the energy generated by the systems has been sold under twenty-year power purchase agreements to the various residential customers who on average have a FICO Score Rating of Very Good.

On March 3, 2017, the company signed a purchase and sale agreement to purchase an additional 747 residential photovoltaic solar systems, with aggregate generating capacity of 6.219 MW DC, from ORE and certain direct and indirect subsidiaries for approximately $8,000,000. The portfolio of systems, located in Hawaii, Massachusetts, New Jersey, Arizona, California, New York, Connecticut, and Maryland, is a mix of systems with power purchase agreements and operating lease systems that had original agreement terms of 20 years. The weighted average remaining life of these systems at the expected time of purchase was approximately 18.0 years. The closing of the transaction is occuring in several tranches, subject to the satisfaction of various customary conditions precedent. The first tranche, in the amount of approximately $2,250,000, closed on March 15, 2017 which included an additional 193 residential photovoltaic solar systems, with aggregate generating capacity of approximately 1.613 MW DC. The company expects the remaining tranches to close during QII 2017.

Enfinity Colorado DHA Portfolio

On March 31, 2017 the company acquired a 2.5 MW portfolio of 666 residential rooftop solar systems from a subsidiary of Terraform Power Inc. for approximately $1,100,000 (“DHA Portfolio”). The systems are located in and around Denver, Colorado. All of the energy generated by the systems has been sold under a twenty-year power purchase agreement to the Denver Housing Authority with SRECs sold to Xcel Energy.

The DHA Portfolio originally possessed leverage at the project level through a subsidized debt program with the Colorado Housing and Finance Authority. The debt came with a subsidized interest rate of 1.75% per annum and amortizes fully over the term of the PPA with no required refinancing. As part of the original financing arrangement, the debt was sold to a Midwestern retail bank who continues to hold the loan .

With the inclusion of owned and leased assets, the company operates approximately 55.971 MW of operating solar power facilities throughout the United States as of March 31, 2017.

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

GREC Energy Efficiency Portfolio

The company maintains three capital leases with AEC-LEDF, LLC related to the ownership of energy efficient lighting fixtures in three commercial locations in Puerto Rico, United States. The combined value of capital leases as of March 31, 2017 is approximately $515,300. The lease period under each of the master lease agreements correspond with underlying equipment service agreements between LED Funding LLC, the seller of the equipment to GREC Energy Efficiency Portfolio, and the owners of the commercial locations. The equipment service agreement terms range from seven to ten years. At the end of each of the lease terms, ownership of the fixtures is retained by the owners of the commercial locations.

Renew AEC One, LLC

In September 2015, the company entered into a secured loan agreement with Renew AEC One, LLC to fund the installation and purchase of energy efficiency lighting in a warehouse in Pennsylvania. The loan, which is valued at approximately $756,371 as of March 31, 2017, bears an interest rate of 10.25% per annum. The principal is amortized over ten years ending in February 2025.

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans and capital leases outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of March 31, 2017, all loans and capital leases were considered current per their terms.

Investment Summary

The following table presents the purchases of new or existing investments for the three months ended March 31, 2017 and March 31, 2016:

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Alternative Energy - Solar
East to West Solar Portfolio	4,633,000	50,000
Green Maple Portfolio	90,000	2,000,000
Magnolia Sun Portfolio	—	3,100,000
Greenbacker Residential Solar Portfolio	8,000,000	50,000
Enfinity Colorado DHA Portfolio	1,500,000	—
Six States Solar Portfolio	50,000	—
Alternative Energy - Wind
Greenbacker Wind LLC Portfolio	1,125,000	—
Total	$15,398,000	$5,200,000

The composition of the company’s investments as of March 31, 2017, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar:
Sunny Mountain Portfolio	$884,578	$1,162,017	0.9%
East to West Solar Portfolio	27,889,878	27,007,340	20.7
Green Maple Portfolio	12,985,000	11,426,550	8.8
Magnolia Sun Portfolio	10,775,000	10,106,332	7.8
Canadian Northern Lights Portfolio	1,603,136	1,930,981	1.5
Six States Solar Portfolio	2,350,000	2,778,677	2.1
Greenbacker Residential Solar Portfolio	27,850,000	28,176,571	21.6
Enfinity Colorado DHA Portfolio	1,500,000	1,633,233	1.2
Subtotal	$85,837,592	$84,221,701	64.6%
Alternative Energy - Wind:
Greenbacker Wind Portfolio	$43,402,428	$44,887,459	34.4%
Subtotal	$43,402,428	$44,887,459	34.4%
Energy Efficiency Secured Loans:
GREC Energy Efficiency Portfolio	$496,944	$517,910	0.4%
Renew AEC One, LLC	756,371	756,371	0.6
Subtotal	$1,253,315	$1,274,281	1.0%
Total	$130,493,335	$130,383,441	100.0%

The composition of the company’s investments as of December 31, 2016, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar
Sunny Mountain Portfolio	$884,578	$1,175,952	1.0%
East to West Solar Portfolio	23,256,875	21,943,079	19.0
Green Maple Portfolio	12,895,000	11,447,775	9.9
Magnolia Sun Portfolio	10,775,000	10,445,788	9.1
Canadian Northern Lights Portfolio	1,603,136	1,815,169	1.6
Six States Solar Portfolio	2,300,000	2,846,174	2.5
Greenbacker Residential Solar Portfolio	19,850,000	20,487,901	17.8
Alternative Energy - Wind
Greenbacker Wind Portfolio	42,277,428	43,643,215	37.9
Energy Efficiency
GREC Energy Efficiency Portfolio	511,362	546,677	0.5
Renew AEC One, LLC	771,371	771,371	0.7
Total	$115,124,750	$115,123,101	100.0%

The composition of the company’s investments as of March 31, 2017 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$85,837,592	$84,221,701	64.6%
Alternative Energy - Wind	43,402,428	44,887,459	34.4
Energy Efficiency - Lighting Replacement	1,253,315	1,274,281	1.0
Total	$130,493,335	$130,383,441	100.0%

The composition of the company’s investments as of December 31, 2016 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Alternative Energy - Solar	$71,564,589	$70,161,838	60.9%
Alternative Energy - Wind	42,277,428	43,643,215	37.9
Energy Efficiency - Lighting Replacement	1,282,733	1,318,048	1.2
Total	$115,124,750	$115,123,101	100.0%

Results of Operations

A discussion of the results of operations for the quarters ended March 31, 2017 and 2016 are as follows:

Revenues. As the majority of our assets consist of equity investments in renewable energy projects, the majority of our revenue is generated in the form of dividend income. Dividend income from our privately held, equity investments are recognized when received. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three months ended March 31, 2017 and March 31, 2016 totaled $2,322,730 and $646,985, respectively, while interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees) amounted to $44,169 and $9,581, respectively.

The increase in dividend income from the three months ended March 31, 2016 to the three months ended March 31, 2017 was primarily attributed to the acquisition of renewable energy projects throughout the past year as investments increased from $56 million as of March 31, 2016 to $130 million as of March 31, 2017, or a 132% increase. As new projects were purchased by the company, the volume of overall electricity generated by our project investments increased which increased net income available for distribution to the company. The increase in interest income from the three months ended March 31, 2016 to March 31, 2017 was primarily attributed to interest earned on significant cash balances waiting to be invested.

Expenses. For the three months ended March 31, 2017, the company incurred $1,364,343 in operating expenses, including the management fees earned by the advisor. The company and the advisor entered into an expense reimbursement agreement on January 30, 2014, ending on December 31, 2016, whereby the advisor agreed to reimburse the company for certain operating expenses above rate limits to maintain the company’s operating expenses at a specified level (as defined within the agreement). Once the company’s expenses were below that limit, the company was obligated to repay the advisor for all previous expenses reimbursed by the advisor until the advisor was fully reimbursed. For the three months ended March 31, 2016, the company recorded a net $178,890 payable to the advisor as reimbursement for assumption of past operating expenses. Thus, total expenses, net of expense waiver and reimbursement, for the three months ended March 31, 2016 was $856,667.

For the three months ended March 31, 2017 and March 31, 2016, the advisor earned $697,146 and $330,715, respectively, in management fees. While there was an incentive allocation of $916 earned to date by the advisor, the consolidated financial statements reflect a $586 decrease in incentive allocation for the three months ended March 31, 2017 and a $126,809 decrease in incentive allocation for the three months ended March 31, 2016, based upon net unrealized depreciation on investments.

For the three months ended March 31, 2017, and March 31, 2016, Greenbacker Administration LLC invoiced the company $115,983 and $24,024, respectively, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments.

Lastly, for the the months ended March 31, 2017 and 2016, the company incurred an increase in deferred tax benefits from operations in the amounts of $490,072 and $280,665, respectively, which was offset by franchise tax expense on various solar facilities of $42,250 and $57,432, respectively. The deferred tax benefit is mainly derived from net operating losses incurred and investment tax credit carryforwards related to the company’s investments which, unlike financial statement purposes under GAAP, are consolidated for tax purposes offset by unrealized tax basis gain on the company’s investments. Thus, for the three months ended March 31, 2017 and 2016, the net investment income was $1,450,378 and $23,132, respectively, or $0.09 and less than $0.01, respectively, per share.

Going forward, we expect our primary expense to be the payment of asset management fees under our advisory agreement with the advisor. We will bear other expenses, which are expected to include, among other things:

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments and Translation of Assets and Liabilities Denominated in Foreign Currencies. Net realized and unrealized gains and losses from our investments and net realized and unrealized foreign currency gains and losses on translation of assets and liabilities denominated in foreign currencies are reported separately on the consolidated statements of operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. While we recognized no realized gains or losses for the three months ended March 31, 2017 and March 31, 2016, a net change in unrealized depreciation of $108,245 and $634,047, respectively, was recorded of which $121,178 and $533,730 of unrealized depreciation, respectively, related to the change in value of investments and $12,933 of unrealized appreciation and $100,317 of unrealized depreciation, respectively, related to the change in value based upon changes in foreign currency exchange rates.

Changes in Net Assets from Operations. For the three months ended March 31, 2017 and March 31, 2016, we recorded a net increase in net assets resulting from operations of $1,080,064 and $1,274,420, respectively.

Changes in Net Assets, Net Asset Value and Offering Prices. For the three months ended March 31, 2017 and 2016, we recorded a net increase in net assets of $1,080,064 and $1,274,420, respectively. The increase in net assets primarily relates to our net investment income earned during the period and the positive effect of our deffered tax benefit due to a significant loss for tax purposes at GREC, mainly generated by accelerated depreciation on our solar and wind investments.

Based on the net asset value for each quarter ended since the Commencement of Operations, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A	P-I
25-Apr-14	4-Nov-15	$10.000	$9.576	$9.186	NA	NA
5-Nov-15	4-Feb-16	$10.024	$9.599	$9.208	NA	NA
5-Feb-16	5-May-16	$10.048	$9.621	$9.230	NA	NA
6-May-16	3-Aug-16	$10.068	$9.640	$9.248	$9.589	$8.808
4-Aug-16	6-Nov-16	$10.227	$9.791	$9.394	$9.739	$8.946
7-Nov-16	7-Feb-17	$10.282	$9.581	$9.445	$9.782	$8.828
8-Feb-17	4-May-17	$10.224	$9.526	$9.391	$9.704	$8.758
From 5-May-17		$10.165	$9.479	$9.337	$9.704	$8.690

Liquidity and Capital Resources

As of March 31, 2017 and December 31, 2016, the company had $12,767,178 and $13,055,090 in cash and cash equivalents, respectively. We use our cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

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

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $12,890,507 and $11,494,000 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West Solar, Enfinity Colorado DHA and Green Maple Portfolios, respectively, as of March 31, 2017 and December 31, 2016, respectively. The company and GREC provided an unsecured guarantee on the repayment of the East to West Solar LLC and Green Maple LLC loans.

As of March 31, 2017, Williamstown Old Town Road LLC, Novus Royalton LLC, GLC Chester Community Solar LLC Charter Hill Solar LLC., Pittsford GLC Solar LLC, Hartford Solarfield, LLC and Proctor GLC Solar LLC, all indirect, wholly owned subsidiaries included in the Green Maple Portfolio, had individually entered into loan agreements with the VEDA. As of March 31, 2017, the outstanding balance of the VEDA loans amounted to approximately $4,771,581. The terms of all these loans include 1) a term of one hundred and forty-seven (147) months with principal repayments commencing in the fourth month; and 2) interest thereon at a variable rate, tied to VEDAs prime rate, which was 2.25% as of March 31, 2017. While the individual subsidiaries of Green Maple LLC have pledged all their assets as collateral, Green Maple LLC, GREC and the company have individually provided an unsecured guaranty on these loans.

As part of the acquisition of the Enfinity Colorado DHA Portfolio (“DHA Portfolio”), a mortgage note dated April 20, 2012 (the “Note”), funded with bond proceeds from the Colorado Housing Finance Authority of Denver, Colorado in the amount of $6,775,000 (Taxable Qualified Energy Conservation Bonds) pursuant to a trust indenture, was assumed. The Note bears gross interest at an effective annual rate of 5%, and requires semiannual interest payments, payable on April 1 and October 1 of each year. The note has a final maturity date of April 1, 2032. Pursuant to the Series 2012 bonds, the DHA Portfolio receives interest subsidy payments from the United States Treasury semiannually on April 1 and October 1 of each year. The semiannual interest subsidy receivable is 3.255% of the outstanding bond principal. The Note is secured by the personal property, land improvements, and income of the DHA Portfolio, Lastly,  pursuant to the Note agreement, the DHA portfolio has agreed that it will not take any action which jeopardizes the tax-exempt status of the mortgage.

As part of the acquisition of Fairfield Wind Manager LLC (“FWM LLC”) by Greenbacker Wind LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for $11,677,317 in outstanding notes payable collateralized by wind assets held by Fairfield Wind Owner, LLC (“FWO LLC”), an entity which FWM LLC owns 50.01%. The loan earns interest at a variable base rate plus the applicable margin (3.0% as of March 31, 2017), as such terms are defined in the financing agreement.

Since the company maintains operating control over this entity, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries.

On July 11, 2016, the company, through a newly formed, indirect, wholly owned subsidiary, GREC Entity HoldCo LLC (the “Borrower”), entered into a Credit Agreement by and among the Borrower, the lenders party thereto and Fifth Third Bank, as administrative agent, as well as swap counterparty. The new credit facility consists of an initial term loan of $4,300,000 (the “Facility 1 Term Loan”) as well as a revolving credit facility in the aggregate principal amount of up to $33,250,000 (the “Revolver") that will convert to an additional term loan facility, based upon the amount outstanding on the conversion date, in July 2017 (the “Facility 2 Term Loan”) (collectively, the “Credit Facility”). There was no draw down activity on the Revolver during the three months ended March 31, 2017. Both the Facility 1 Term Loan and the Facility 2 Term Loan mature in July 2021.

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

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 4.28% as of March 31, 2017.

The following table summarizes the notes payable balances of the company’s operating entities as of March 31, 2017, in addition to committed but undrawn funds on notes payable:

	Interest Rates
	Range	Weighted Average	Maturity Dates	March 31, 2017
Fixed rate notes payable	1.775%–6.25%	3.02%	03/31/2021-04/01/2032	$8,119,000
Floating rate notes payable	2.25–5.86%	4.77%	07/11/2021- 07/21/2032	20,558,000
				$28,677,000

The principal payments due on the notes payable for each of the next four years ending December 31 and thereafter, including amounts expected to be drawn down on existing commitments, are as follows:

Year ending December 31:	Principal Payments
2017	1,276,000
2018	1,715,000
2019	1,778,000
2020	1,836,000
2021	6,029,000
Thereafter	16,043,000
$28,677,000

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

Hedging Activities

We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into derivatives (including swaps) or other financial products in an attempt to hedge our interest rate risk. In connection with the FWO LLC note payable, FWO LLC entered into two interest rate swap agreements in notional amounts of $9,175,561 and $11,677,316, respectively, to swap the floating rate interest payments under the note payable agreement for corresponding fixed payments. The swap agreements have an effective interest rate of 5.07%, and 2.86%, respectively, and an outstanding total notional balance that matches the principal of the loan agreement. The value of the swap agreements as of March 31, 2017 was a total liability in the amount of $1,659,149. FWO LLC did not designate the derivative as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense.

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of March 31, 2017, no sub-advisors have been retained by GCM.

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

Administration Agreement - Greenbacker Administration LLC, a Delaware limited liability company and an affiliate of our advisor, serves as our Administrator. As of March 31, 2017, Greenbacker Administration LLC delegated certain of its administrative functions to U.S. Bancorp Fund Services, LLC. Greenbacker Administration LLC may enter into similar arrangements with other third party administrators, including with respect to fund accounting and administrative services. Greenbacker Administration LLC performs certain asset management, compliance and oversight services, as well as asset accounting and administrative services, for many of the company’s investments. The fee for these services, which is billed at cost, is invoiced monthly in arrears.

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Pursuant to various loan agreements between operating subsidiaries of the East to West Solar portfolio and various financial institutions, East to West Solar LLC, a wholly owned subsidiary of GREC, has pledged all of its solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2021. In addition, East to West Solar LLC, GREC and the company have provided an unsecured guaranty on approximately $6,598,000 of term loans as of March 31, 2017. On January 25, 2017, the company repaid approximately $4,351,000 in principal on these term loans, reducing the unsecured guarantee to approximately $2,274,000.

Pursuant to various loan agreements between operating subsidiaries of the Green Maple portfolio and VEDA, Green Maple LLC, a wholly owned subsidiary of GREC, has pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2027. In addition, Green Maple LLC, GREC and the company have provided an unsecured guaranty on the outstanding principal of term loans, which is approximately $4,772,000 as of March 31, 2017.

Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the GREC Entity Holdco LLC and its subsidiaries. The company and GREC are guarantors of GREC Entity Holdco LLC’s obligations under the Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the Credit Facility is approximately $4,109,000 as of March 31, 2017.

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

Distributions will be made on all classes of our shares at the same time. The cash distributions with respect to the Class C shares are lower than the cash distributions with respect to Class A, I, P-A and P-I shares because of the distribution fee relating to Class C shares, which will be allocated as a Class C-specific charge. Amounts distributed to each class will be allocated among the holders of our shares in such class in proportion to their shares.

The company is building its asset base by purchasing individual operating assets or portfolios of operating assets as gross offering proceeds are raised and cash becomes available. Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Cash from operations	$960,306	$—
Offering proceeds	288,638	511,220
Total Cash Distributions	$1,248,944	$511,220

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the LLC’s annual report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1*	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2*	Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated October 9, 2013 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3*	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4*	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

24.1*	Power of attorney

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 12, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2017	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: May 12, 2017	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC

