Form 10-Q
period 2017-06-30
Greenbacker Renewable Energy Co LLC
filed 2017-08-11
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55610

GREENBACKER RENEWABLE ENERGY COMPANY LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0872648
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11 East 44th Street, 12th Floor
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 7, 2017, the registrant had 19,733,509 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments, at fair value (cost of $155,201,262 and $115,124,750, respectively)	$156,736,683	$115,123,101
Swap contracts, at fair value	84,497	90,697
Cash and cash equivalents	10,090,128	13,055,090
Shareholder receivable	291,065	521,954
Deferred tax assets, net of allowance	6,037,889	6,179,394
Other assets	137,998	65,044
Total assets	$173,378,260	$135,035,280

LIABILITIES
Swap contracts, at fair value	$53,804	$—
Payable for investments purchased	4,743,908	—
Term note payable, net of financing costs	3,226,726	3,270,399
Management fee payable	254,482	232,856
Accounts payable and accrued expenses	448,342	423,639
Shareholder distributions payable	534,165	403,983
Due to advisor	51,905	99,782
Due to dealer manager	—	36,694
Payable for repurchases of common stock	941,466	945,770
Deferred sales commission payable	177,025	203,357
Total liabilities	$10,431,823	$5,616,480

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$—	$—
Common stock, par value, $.001 per share, 350,000,000 authorized;
18,845,584 and 14,921,922 shares issued and outstanding, respectively	18,845	14,922
Paid-in capital in excess of par value	163,023,544	128,425,800
Accumulated deficit	(5,264,881)	(3,629,220)
Accumulated net realized gain on investments	4,578	4,578
Accumulated unrealized appreciation (depreciation) on:
Investments, net of deferred taxes	4,961,580	4,699,283
Foreign currency translation	(135,922)	(187,846)
Swap contracts	30,693	90,697
Total common stockholders’ equity	162,638,437	129,418,214
Special unitholder’s equity	308,000	586
Total members’ equity (net assets)	162,946,437	129,418,800
Total liabilities and members’ equity	$173,378,260	$135,035,280

Net assets, Class A (shares outstanding of 12,300,935 and 10,878,502 , respectively)	$106,211,123	$94,541,760
Net assets, Class C (shares outstanding of 1,174,790 and 1,041,836, respectively)	9,875,156	8,796,002
Net assets, Class I (shares outstanding of 3,436,421 and 2,754,491, respectively)	29,671,417	23,938,449
Net assets, Class P-A (shares outstanding of nil and 47,774, respectively)*	—	414,145
Net assets, Class P-I (shares outstanding of 1,933,438 and 199,319, respectively)	16,880,741	1,727,858
Total common stockholders’ equity	$162,638,437	$129,418,214

*All Class P-A shares were converted into Class P-I shares and are no longer offered for sale.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Investment income:
Dividend income	$2,881,446	$1,522,713	$5,204,176	$2,169,698
Interest income	55,024	122,578	99,193	132,159
Total investment income	$2,936,470	$1,645,291	$5,303,369	$2,301,857

Operating expenses:
Management fee expense	759,492	429,063	1,456,638	759,778
Audit and tax expense	85,675	112,563	280,995	206,047
Interest and financing expenses	185,748	—	319,718	—
General and administration expenses	68,003	94,998	243,855	188,103
Legal expenses	44,877	65,769	125,717	132,311
Directors fees and expenses	25,316	24,117	50,868	48,234
Insurance expense	20,456	20,310	22,885	40,619
Organizational expenses	—	—	—	35,188
Other expenses	20,283	16,475	82,556	30,792
Operating expenses before expense waiver and reimbursement	1,209,850	763,295	2,583,232	1,441,072
Expense reimbursement from advisor	—	327,150	—	506,040
Total expenses, net of expense waiver and reimbursement	1,209,850	1,090,445	2,583,232	1,947,112
Net investment income before taxes	1,726,620	554,846	2,720,137	354,745
Deferred tax benefit	283,856	977,234	773,928	1,257,899
Franchise tax expense	(23,577)	(12,431)	(65,827)	(69,863)
Net investment income	1,986,899	1,519,649	3,428,238	1,542,781

Net change in realized and unrealized gain
(loss) on investments, foreign currency translation and deferred tax assets:
Net realized gain on investments	—	4,578	—	4,578
Net change in unrealized appreciation (depreciation) on:
Investments	1,606,324	(244,944)	1,485,146	(967,054)
Foreign currency translation	38,991	8,940	51,924	97,003
Swap contracts	(69,043)	—	(60,004)	—
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	(653,366)	1,838,292	(915,435)	3,723,627
Net increase in net assets resulting from operations	2,909,805	3,126,515	3,989,869	4,400,935
Net increase (decrease) in net assets attributed to special unitholder	(308,000)	46,258	(307,414)	173,067
Net increase in net assets attributed to common stockholders	$2,601,805	$3,172,773	$3,682,455	$4,574,002

Common stock per share information —basic and diluted:
Net investment income	$0.11	$0.15	$0.20	$0.17
Net increase in net assets attributed to common stockholders	$0.15	$0.31	$0.22	$0.50
Weighted average common shares outstanding	17,835,922	10,339,058	16,849,686	9,102,063

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF NET ASSETS
For the six months ended June 30, 2017
(unaudited)

	Common Stockholders

	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common stockholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances at December 31, 2016	14,921,922	$14,922	$128,425,800	$(3,629,220)	$4,578	$4,699,283	(187,846)	90,697	$129,418,214	$586	$129,418,800

Proceeds from issuance of common stock, net	3,902,422	3,902	34,923,949	—	—	—	—	—	34,927,851	—	34,927,851

Issuance of common stock under distribution reinvestment plan	241,929	242	2,190,655	—	—	—	—	—	2,190,897	—	2,190,897

Repurchases of common stock	(220,689)	(221)	(1,988,824)	—	—	—	—	—	(1,989,045)	—	(1,989,045)

Offering costs	—	—	(528,036)	—	—	—	—	—	(528,036)	—	(528,036)

Shareholder distributions	—	—	—	(5,063,899)	—	—	—	—	(5,063,899)	—	(5,063,899)

Net investment income	—	—	—	3,428,238	—	—	—	—	3,428,238	—	3,428,238

Net change in unrealized appreciation on investments	—	—	—	—	—	1,177,732	—	—	1,177,732	307,414	1,485,146

Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	51,924	—	51,924	—	51,924

Net change in unrealized depreciation on swaps	—	—	—	—	—		—	(60,004)	(60,004)		(60,004)

Change in benefit from deferred taxes on unrealized depreciation on investments	—	—	—	—	—	(915,435)	—	—	(915,435)	—	(915,435)

Balances at June 30, 2017	18,845,584	$18,845	$163,023,544	$(5,264,881)	$4,578	4,961,580	(135,922)	30,693	$162,638,437	$308,000	$162,946,437

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF NET ASSETS
For the six months ended June 30, 2016
(unaudited)

	Common Stockholders

	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments and foreign currency translation, net of deferred taxes	Common stockholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances at December 31, 2015	6,721,967	$6,722	$57,713,925	$(1,591,014)	$—	$1,272,186	$57,401,819	$286,259	$57,688,078

Proceeds from issuance of common stock, net	4,438,523	4,439	39,983,535	—	—	—	39,987,974	—	39,987,974

Issuance of common stock under distribution reinvestment plan	153,537	153	1,392,778	—	—	—	1,392,931	—	1,392,931

Repurchases of common stock	(89,979)	(90)	(817,298)	—	—	—	(817,388)	—	(817,388)

Offering costs	—	—	(2,415,324)	—	—	—	(2,415,324)	—	(2,415,324)

Shareholder distributions	—	—	—	(2,734,168)	—	—	(2,734,168)	—	(2,734,168)

Net investment income	—	—	—	1,542,781	—	—	1,542,781	—	1,542,781

Net realized gain on investments	—	—	—	—	4,578	—	4,578	—	4,578

Net change in unrealized depreciation on investments	—	—	—	—	—	(793,987)	(793,987)	(173,067)	(967,054)

Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	97,003	97,003	—	97,003

Change in benefit from deferred taxes on unrealized appreciation on investments	—	—	—	—	—	3,723,627	3,723,627	—	3,723,627

Balances at June 30, 2016	11,224,048	$11,224	$95,857,616	$(2,782,401)	4,578	$4,298,829	$97,389,846	$113,192	$97,503,038

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2017	For the six months ended June 30, 2016

Operating activities:
Net increase (decrease) in net assets from operations	$3,989,869	$4,400,935
Adjustments to reconcile net increase in net assets from
operations to net cash used in operating activities:
Amortization of deferred financing costs	99,660	—
Purchase of investments	(40,111,512)	(32,247,755)
Proceeds from principal payments and sales of investments	35,000	255,000
Net realized gain on investments	—	(4,578)
Net change in unrealized (appreciation) depreciation on investments	(1,485,146)	967,054
Net change in unrealized appreciation on foreign currency translation	(51,924)	(97,003)
Net change in unrealized depreciation on swap contracts	60,004	—
(Increase) decrease in other assets:
Interest receivable	—	(13,862)
Due from advisor, net	—	26,636
Deferred tax assets, net of allowance	141,505	(4,981,526)
Other assets	(72,954)	39,818
Increase (decrease) in other liabilities:
Payable for investments purchased	4,743,908	—
Due to advisor, net	(47,877)	—
Management fee payable	21,626	58,974
Accounts payable and accrued expenses	24,703	36,946
Directors fees payable	—	(23,750)
Unearned revenue	—	1,312,935
Net cash used in operating activities	(32,653,138)	(30,270,176)

Financing activities:
Borrowings on Credit facility and term note	5,800,000	—
Paydowns on Credit facility and term note	(5,943,333)	—
Proceeds from issuance of shares of common stock, net	35,132,413	40,196,747
Distributions paid	(2,742,825)	(1,228,110)
Offering costs	(528,036)	(2,415,324)
Repurchases of common stock	(1,993,349)	(81,799)
Due to dealer manager re: Offering costs	(36,694)	346,618
Net cash provided by financing activities	29,688,176	36,818,132

Net increase (decrease) in cash and cash equivalents	(2,964,962)	6,547,956
Cash and cash equivalents, beginning of period	13,055,090	5,889,030
Cash and cash equivalents, end of period	$10,090,128	$12,436,986

Supplemental disclosure of cash flow information:
Shareholder distributions payable	$534,165	$270,113
Shareholder distributions reinvested in common stock	$2,190,897	$1,392,931
Payable for repurchases of common stock	$941,466	$735,589

Non cash financing activities
Shareholder receivable from sale of common stock	$291,065	$171,938

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2017

(unaudited)

Investments	Industry	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar				100% Ownership	$884,578	$1,152,859	0.7%

East to West Solar Portfolio	Alternative Energy - Solar				100% Ownership	27,889,875	26,996,045	16.6%

Green Maple Portfolio	Alternative Energy - Solar				100% Ownership	13,075,000	11,653,289	7.2%

Magnolia Sun Portfolio	Alternative Energy - Solar				100% Ownership	10,775,000	10,182,992	6.2%

Six States Solar Portfolio	Alternative Energy - Solar				100% Ownership	2,350,000	2,826,901	1.7%

Greenbacker Residential Solar Portfolio	Alternative Energy - Solar				100% Ownership or Managing Member, Majority Equity Owner	28,100,000	29,179,172	17.9%

Greenbacker Residential Solar Portfolio II	Alternative Energy - Solar				Managing Member, Majority Equity Owner	6,400,000	6,270,988	3.8%

Enfinity Colorado DHA Portfolio	Alternative Energy - Solar				100% Ownership	1,400,000	1,700,042	1.0%

Floyd Road Solar Farm Portfolio	Alternative Energy - Solar				100% Ownership	10,596,559	11,336,522	7.0%

Golden Horizons Solar Portfolio	Alternative Energy - Solar				100% Ownership	50,000	27,564	0.0	%(c)

Greenbacker Wind Portfolio	Alternative Energy - Wind				100% Ownership or Managing Member, Equity Owner	50,852,428	52,177,842	32.0%

GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement				100% Ownership	488,315	505,115	0.3%

Total Limited Liability Company Member Interests - Not readily marketable: 94.3%						$152,861,755	$154,009,331	94.4%

Energy Efficiency Secured Loans - Not readily marketable
Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25	%(b)	2/24/2025	$756,371	$736,371	$736,371	0.5%

Total Energy Efficiency Secured Loans - Not readily marketable: 0.5%						$736,371	$736,371	0.5%

Total United States Investments: 94.8%						$153,598,126	$154,745,702	94.9%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar				100% Ownership	$1,603,136	$1,990,981	1.2%
Total Canadian Investments: 1.2%						$1,603,136	$1,990,981	1.2%

INVESTMENTS: 96.0%						$155,201,262	$156,736,683	96.1%

OTHER ASSETS IN EXCESS OF LIABILITIES: 4.0%							6,209,754	3.9%

TOTAL NET ASSETS: 100.0%							$162,946,437	100.0%

(a) Percentages are based on net assets of $162,946,437 as of June 30, 2017.
(b) Per the loan agreement, interest commenced on January 24, 2016.
(c) Amount less than 0.005%

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Fair Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	4,037,222	$84,497	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	20,900,650	(53,804)	—
							$30,693	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

Investments	Industry	Interest		Maturity	Maximum Commitment	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable

Sunny Mountain Portfolio	Alternative Energy - Solar					100% Ownership	$884,578	$1,175,952	0.9%

East to West Solar Portfolio	Alternative Energy - Solar					100% Ownership	23,256,875	21,943,079	17.0%

Green Maple Portfolio	Alternative Energy - Solar					100% Ownership	12,895,000	11,447,775	8.8%

Magnolia Sun Portfolio	Alternative Energy - Solar					100% Ownership	10,775,000	10,445,788	8.2%

Six States Solar Portfolio	Alternative Energy - Solar					100% Ownership	2,300,000	2,846,174	2.2%

Greenbacker Residential Solar Portfolio	Alternative Energy - Solar					100% Ownership or Managing Member, Majority Equity Owner	19,850,000	20,487,901	15.8%

Greenbacker Wind Portfolio	Alternative Energy - Wind					100% Ownership or Managing Member, Equity Owner	42,277,428	43,643,215	33.7%

GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement					100% Ownership	511,362	546,677	0.4%

Total Limited Liability Company Member Interests - Not readily marketable: 87.0%							$112,750,243	$112,536,561	87.0%

Energy Efficiency Secured Loans - Not readily marketable
Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25	%(b)	2/24/2025	$1,100,000	$771,371	771,371	771,371	0.6%

Total Energy Efficiency Secured Loans - Not readily marketable: 0.6%							$771,371	$771,371	0.6%

Total United States Investments: 87.6%							$113,521,614	$113,307,932	87.6%

Canada:
Capital Stock - Not readily marketable

Canadian Northern Lights Portfolio	Alternative Energy - Solar					100% Ownership	$1,603,136	$1,815,169	1.4%
Total Canadian Investments: 1.4%							$1,603,136	$1,815,169	1.4%

INVESTMENTS: 89.0%							$115,124,750	$115,123,101	89.0%

OTHER ASSETS IN EXCESS OF LIABILITIES: 11.0%								14,295,699	11.0%

TOTAL NET ASSETS: 100.0%								$129,418,800	100.0%

(a) Percentages are based on net assets of $129,418,800 as of December 31, 2016.
(b) Per the loan agreement, interest commenced on January 24, 2016.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Fair Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	4,180,556	$90,697	$—
							$90,697	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (unaudited)

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

Pursuant to an initial Registration Statement on Form S-1 (File No. 333-178786-01), the company offered up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 pursuant to a distribution reinvestment plan (“DRP”), through SC Distributors, LLC, the dealer manager. The offering pursuant to that initial Registration Statement terminated on February 7, 2017. Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), the company is offering on a continuous basis up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the DRP, on a “best efforts” basis through the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The company is publicly offering three classes of shares: Class A, C and I shares in any combination with a dollar value up to the maximum offering amount. In addition, the company is privately offering Class P-I shares. The share classes have different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted a DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. The company reserves the right to reallocate the offered shares within each offering between each and any share class and between its public offering and the DRP.

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

 As of June 30, 2017, the company has made solar, wind and energy efficiency investments in 13 portfolios, 12 domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States (See Note 3). As of December 31, 2016, the company had made solar, wind and energy efficiency investments in nine portfolios, eight domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States.

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

The financial information associated with the June 30, 2017 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The June 30, 2017 financial information has not been audited by the independent registered public accounting firm and they do not express an opinion thereon.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of June 30, 2017 and December 31, 2016.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common stockholders per share for the three and six months ended June 30, 2017 and June 30, 2016:

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Basic and diluted
Net increase in net assets attributed to common stockholders	$2,601,805	$3,172,773	$3,682,455	$4,574,002
Weighted average common shares outstanding	17,835,922	10,339,058	16,849,686	9,102,063
	$0.15	$0.31	$0.22	$0.50

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

Organization and Offering Costs

Organization and offering costs (“O&O costs”), other than sales commissions and the dealer manager fee, are initially being paid by our advisor and/or dealer manager on behalf of the company. These O&O costs include all costs previously paid or to be paid by the company in connection with its formation and the offering of its shares pursuant to now terminated Registration Statement on Form S-1 (File No. 333-178786-01), the current Registration Statement on Form S-1 (File No. 333-211571) and a private placement memorandum, including legal, accounting, printing, mailing and filing fees, charges of the company’s escrow holder, transfer agent fees, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the offering and marketing process, and preparing supplemental sales materials, holding educational conferences, and attending retail seminars conducted by broker-dealers. While the total O&O costs for the public offering shall be reasonable and shall in no event exceed an amount equal to 15% of the gross proceeds of this offering and the DRP, the company is targeting no more than 4.0% of the gross proceeds for O&O costs other than sales commissions and dealer manager fees in the current Registration Statement. The company is obligated to reimburse our advisor for O&O costs that it incurs on behalf of the company, in accordance with the advisory agreement, but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the company to exceed 15% of gross offering proceeds as of the date of reimbursement. Total O&O costs related to the terminated Registration Statement amounted to approximately $7,556,000 or 4.8% of gross offering proceeds raised pursuant to such Registration Statement.

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

The following table provides information in regard to the status of O&O costs (in 000’s) as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Total O&O Costs Incurred by the Advisor and Dealer Manager	$8,311	$7,498
Amounts reimbursed to the Advisor/Dealer Manager by the company	7,957	7,362
Amounts payable to Advisor/Dealer Manager by the company	52	136
Amounts of the contingent liability subject to payment by the company only upon adequate gross offering proceeds being raised	302	—

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

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive distribution will be earned by an affiliate of our advisor on realized gains from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive distribution, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the company will include unrealized gains in the calculation of the capital gains incentive distribution expense and related capital gains incentive fee payable. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are actually realized. Thus on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period. As of June 30, 2017 and December 31, 2016, a capital gains incentive distribution allocation in the amounts of $308,000 and $586, respectively, was recorded based primarily upon appreciation on investments.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the date which approximates an expected liquidity event for the company. As of June 30, 2017 and December 31, 2016, the company recorded a liability for deferred sales commissions in the amount of $177,025 and $203,357, respectively.

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

The fair value of interest rate swap contracts open as of June 30, 2017 is included on the schedule of investments by contract. For the six months ended June 30, 2017, the company’s average monthly notional exposure to interest rate swap contracts was $7,584,367.

Consolidated Statement of Assets and Liabilities - Values of Derivatives at June 30, 2017

	Asset Derivatives		Liability Derivatives

Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$ 84,497	Swap contracts, at fair value	$ 53,804
		$ 84,497		$ 53,804

The effect of derivative instruments on the Consolidated Statement of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the three months ended June 30, 2017	Change in net unrealized depreciation on derivative transactions for the six months ended June 30, 2017
Swaps
Interest Rate Risk	$(69,043)	$(60,004)
	$(69,043)	$(60,004)

By using derivative instruments, the company is exposed to the counterparty’s credit risk – the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the consolidated statement of assets and liabilities. The company minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements, as appropriate.

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

The company assessed its tax positions for all open tax years as of June 30, 2017 for all U.S. federal and state tax jurisdictions for the years 2013 through 2016. The results of this assessment are included in the company’s tax provision and deferred tax assets as of June 30, 2017.

Recently Issued Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), emerging growth companies can delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The company is choosing not to take advantage of the extended transition period for complying with new or revised accounting standards.

In October 2016, the U.S. Securities and Exchange Commission (the “SEC”) adopted new rules and amended existing rules (together, the “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The company has evaluated the impact that the adoption of the amendments to Regulation S-X on its consolidated financial statements and disclosures and determined that the adoption of the amendments to Regulation S-X has not had a material impact on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which will amend FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The company is evaluating the impact of ASU 2016-18 on its consolidated financial statements and disclosures.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The company has evaluated the impact of ASU 2016-19 on its consolidated financial statements and disclosures and determined that the adoption of ASU 2016-19 has not had a material impact on its consolidated financial statements.

 Note 3. Investments

The composition of the company’s investments as of June 30, 2017 by geographic region, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$35,447,369	34,766,148	22.2%
Mid-West Region	1,035,005	1,118,694	0.7
Mountain Region	56,586,531	58,543,392	37.4
South Region	44,443,112	43,910,468	28.0
West Region	16,086,109	16,407,000	10.4
Total United States	$153,598,126	154,745,702	98.7%
Canada:	1,603,136	1,990,981	1.3
Total	$155,201,262	156,736,683	100.0%

The composition of the company’s investments as of December 31, 2016 by geographic region, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$31,340,575	30,469,589	26.5%
Mid-West Region	935,103	1,025,354	0.9
Mountain Region	46,145,555	$47,846,814	41.5
South Region	29,929,892	28,553,024	24.8
West Region	5,170,489	5,413,151	4.7
Total United States	$113,521,614	$113,307,932	98.4%
Canada:	1,603,136	1,815,169	1.6
Total	$115,124,750	$115,123,101	100.0%

The composition of the company’s investments as of June 30, 2017 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$103,124,148	$103,317,355	65.9%
Alternative Energy - Wind	50,852,428	52,177,842	33.3
Energy Efficiency - Lighting Replacement	1,224,686	1,241,486	0.8
Total	$155,201,262	$156,736,683	100.0%

The composition of the company’s investments as of December 31, 2016 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$71,564,589	$70,161,838	60.9%
Alternative Energy - Wind	42,277,428	43,643,215	37.9
Energy Efficiency - Lighting Replacement	1,282,733	1,318,048	1.2
Total	$115,124,750	$115,123,101	100.0%

Investments held as of June 30, 2017 and December 31, 2016 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors or investments in limited liability companies for which the company serves managing member.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investments, by major class, as of June 30, 2017, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$154,009,331	$154,009,331
Capital Stock	—	—	1,990,981	1,990,981
Energy Efficiency Secured Loans	—	—	736,371	736,371
Total	$—	$—	$156,736,683	$156,736,683
Other Financial Instruments*
Unrealized appreciation on open swap contracts	$—	$84,497	$—	$84,497
Unrealized depreciation on open swap contracts	—	(53,804)		(53,804)
Total	$—	$30,693	$—	$30,693

*Other financial instruments are derivatives, such as futures, forward currency contracts and swaps.  These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table presents fair value measurements of investments, by major class, as of December 31, 2016, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$112,536,561	$112,536,561
Capital Stock	—	—	1,815,169	1,815,169
Energy Efficiency Secured Loans	—	—	771,371	771,371
Total	$—	$—	$115,123,101	$115,123,101

Other Financial Instruments*
Unrealized appreciation on open swap contracts	$—	$90,697	$—	$90,697
Total	$—	$90,697	$—	$90,697

*Other financial instruments are derivatives, such as futures, forward currency contracts and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2017:

		Net change in	Translation of assets
	Balance as of	unrealized appreciation	and liabilities		Sales and	Balance as of
	December 31,	(depreciation) on	denominated in	Purchases and other	Repayments of	June 30,
	2016	investments	foreign currencies	adjustments to cost (1)	investments (2)	2017
Limited Liability Company Member Interests	$112,536,561	$1,361,258	$—	$40,111,512	$—	$154,009,331
Capital Stock	1,815,169	123,888	51,924	—	—	1,990,981
Energy Efficiency - Secured Loans	771,371	—	—	—	(35,000)	736,371
Total	$115,123,101	$1,485,146	$51,924	$40,111,512	$(35,000)	$156,736,683

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments for the three and six months ended June 30, 2017 attributable to Level 3 investments still held at June 30, 2017 was $1,606,324 and $1,485,146, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the six months ended June 30, 2017.

Net change in unrealized appreciation on investments at fair value for the three and six months ended June 30 2017 was $1,606,324 and $1,485,146, respectively, included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. There were no net realized gains or losses on investments at fair value for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2017, net unrealized currency gains arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $38,991 and $51,924, respectively, and included within net change in unrealized appreciation on foreign currency translation in the consolidated statements of operations.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2016:

	Balance as of December 31, 2015	Net change in unrealized appreciation (depreciation) on investments	Realized gain	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Sales and Repayments of investments (2)	Transfers in	Transfers out	Balance as of June 30, 2016
Limited Liability Company Member Interests	$48,708,304	$(1,160,665)	$4,578	$—	$6,360,000	$(205,000)	$294,424	$—	$54,001,641
Capital Stock	1,562,967	193,611	—	97,003	—	—	—	—	1,853,581
Energy Efficiency - Secured Loans	1,183,295	—	—	—	—	(50,000)	—	(294,424)	838,871
Secured Loans - Other	—	—	—	—	25,887,755	—	—	—	25,887,755
Total	$51,454,566	$(967,054)	$4,578	$97,003	$32,247,755	$(255,000)	$294,424	$(294,424)	$82,581,848

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)	Includes principal repayments on loans.

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

Net change in unrealized depreciation on investments at fair value for the three and six months ended June 30, 2016 was $244,944 and $967,054, respectively, included within net change in unrealized depreciation on investments in the consolidated statements of operations. Net realized gains on investments for the three and six months ended June 30, 2016 was $4,578. For the three and six months ended June 30, 2016, net unrealized currency gains arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $8,940 and $97,003, respectively, and included within net change in unrealized appreciation on foreign currency translation in the consolidated statements of operations.

As of June 30, 2017, certain company investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of June 30, 2017:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy - Solar	$103,317,355	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.25% - 9.25%, 0.50% annual degradation in production, 13.7 – 34.5 years
Alternative Energy – Wind	$52,177,842	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	8.50%, no annual degradation in production, 28.2 – 29.3 years
Energy Efficiency- Secured Loans and Leases– Lighting Replacement	$1,241,486	Income and collateral based approach	Market yields and value of collateral	10.25% - 20.40%

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

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	Up to 7% of gross offering proceeds from the sale of Class A and up to 3% of gross offering proceeds from the sale of Class C shares. No selling commission will be paid with respect to Class I and Class P-I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker- dealers.

Dealer Manager Fee — Dealer Manager	Up to 2.75% of gross offering proceeds from the sale of Class A and C shares, and up to 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager may re-allow a portion of its dealer manager fee to selected broker- dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company will pay the dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers Commencing as of June 30, 2016, the company estimates the amount of distribution fees expected to be paid and records that liability at the time of sale.

O&O costs — Advisor	The company reimburses the advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. While the company has targeted an offering expense ratio of 4.0% for O&O costs over the term of the current offering, 4.8% was charged on the offering that terminated as of February 7, 2017.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

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

Pre-incentive distribution net investment income, expressed as a rate of return on the value of the company’s average adjusted capital at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 1.75% per fiscal quarter (7.00% annualized). Adjusted capital shall mean: cumulative gross proceeds before sales and commission and dealer fees, generated from sales of the company’s shares and preferred units of limited liability company interests (including the DRP) reduced for distributions to members of proceeds from non-liquidation dispositions of asset and amount paid for share repurchases pursuant to the Share Repurchase Program. Average adjusted capital shall mean: the average value of the adjusted capital for the two most recently completed fiscal quarters. The Special Unitholder shall receive an incentive distribution with respect to the pre-incentive distribution net investment income in each fiscal quarter as follows:

● no incentive distribution in any fiscal quarter in which the pre-incentive distribution net investment income does not exceed the “hurdle rate” of 1.75%;

●      100% of the pre-incentive distribution net investment income with respect to that portion of such pre-incentive distribution net investment income, if any, that exceeds the hurdle but is less than 2.1875% in any fiscal quarter (8.75% annualized with a 7% annualized hurdle rate). The company refers to this portion of the pre-incentive distribution net investment income (which exceeds the hurdle but is less than 2.1875%) as the “catch-up.” The “catch-up” is meant to provide the advisor with 20% of the pre-incentive distribution net investment income as if a hurdle did not apply if the net investment income exceeds 2.1875% in any fiscal quarter; and

●      20% of the amount of the pre-incentive distribution net investment income, if any, that exceeds 2.1875% in any fiscal quarter (8.75% annualized with a 7% annualized hurdle rate) is payable to the Special Unitholder (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive distribution investment income thereafter is allocated to the Special Unitholder).

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

For the three and six months ended June 30, 2017, the company incurred $1,209,850 and $2,583,232, respectively, in operating expenses, including the management fees earned by the advisor. For the three and six months ended June 30, 2016, the company incurred $763,295 and $1,441,072, respectively, in operating expenses, including the management fees earned by the advisor. Since January 1, 2015, the advisor has elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets. While the advisor has assumed responsibility for $830,884, of the company’s operating expenses under the expense reimbursement agreement since inception, as of December 31, 2016 the company had fully reimbursed the advisor for previously assumed operating expenses. For the six months ended June 30, 2016, the company had reimbursed the advisor $700,000 of previously assumed expenses, subject to the restrictions of the Maximum Rates. Since average annual expenses were less than 5% for the three and six months ended June 30, 2016, the company recorded a net payable to the advisor of $327,150 and $506,040, respectively, as reimbursement for assumption of past operating expenses.

For the three and six months ended June 30, 2017, the advisor earned $759,492 and $1,456,638 respectively, in management fees. For the three and six months ended June 30, 2016, the advisor earned $429,063 and $759,778, respectively, in management fees. While there was an incentive allocation of $916 earned to date by the advisor, the consolidated financial statements reflect a $308,000 increase in incentive allocation for the three months ended June 30, 2017 and a $307,414 increase incentive allocation for the six months ended June 30, 2017, based primarily upon unrealized appreciation on investments. The consolidated financial statements reflect a $46,258 decrease in incentive allocation for the three months ended June 30, 2016 and a $173,067 decrease in incentive allocation for the six months ended June 30, 2016, based primarily upon unrealized depreciation on investments.

As of June 30, 2017, due to advisor on the consolidated statements of assets and liabilities in the amount of $51,905 is comprised of a payable to the advisor for reimbursable Organization and Offering Costs. As of December 31, 2016, due to advisor and due to dealer manager on the consolidated statements of assets and liabilities in the amount of $99,782 and $36,694, respectively, are solely comprised of a payable to the advisor and the dealer manager for reimbursable Organization and Offering Costs. The company, dealer manager and advisor plan to cash settle any amounts due to/from advisor/dealer manager on a monthly basis.

For the three and six months ended June 30, 2017, the company paid $162,449 and $381,053, respectively, in dealer manager fees and $456,792 and $1,194,925, respectively, in selling commissions to the dealer manager. For the three and six months ended June 30, 2016, the company paid $340,832 and $744,875, respectively, in dealer manager fees and $1,211,063 and $2,659,497, respectively, in selling commission to the company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the company’s consolidated statements of operations.

For the three and six months ended June 30, 2017, Greenbacker Administration LLC invoiced the company $0 and $115,983, respectively, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments. Commencing as of April 1, 2017, these expenses were invoiced directly to the company’s investments. For the three and six months ended June 30, 2016, Greenbacker Administration, LLC invoiced the company $55,978 and $80,002, respectively, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments.

As of June 30, 2017 and December 31, 2016, respectively, the advisor owned 23,601 and 23,469 Class A shares. An affiliate of the advisor owned 93,191 Class A shares as of December 31, 2016.

Transactions

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of June 30, 2017, all loans and operating leases are considered current per their terms.

Note 6. Borrowings

On July 11, 2016, the company, through an indirect, wholly owned subsidiary, GREC Entity HoldCo LLC (the “Borrower”), entered into a Credit Agreement by and among the Borrower, the lenders party thereto and Fifth Third Bank, as administrative agent, as well as swap counterparty. The new credit facility consists of an initial term loan of $4,300,000 (the “Facility 1 Term Loan”) as well as a revolving credit facility in the aggregate principal amount of up to $33,250,000 (the “Revolver”) that will convert to an additional term loan facility, based upon the amount outstanding on the conversion date, in July 2017 (the “Facility 2 Term Loan”) (collectively, the “Credit Facility”). The conversion date for the Revolver was modified on July 18, 2017 to extend the conversion date to September 9, 2017. Both the Facility 1 Term Loan and the Facility 2 Term Loan mature in July 2021. Financing costs of $1,005,494 related to the credit facility have been capitalized and are being amortized over the term of the Facility 1 Term Loan.

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

Interest on the Credit Facility is payable on the last day of each month commencing August 31, 2016. Principal on the Facility 1 Term Loan is payable at a fixed amount of $23,889 on the last day of each month based upon a fifteen-year amortization. The Revolver is interest only for the first twelve months. Thereafter, the Revolver converts to the Facility 2 Term Loan whereby principal will be due monthly with amortization based upon the weighted average power purchase agreement life remaining on the date of conversion. Borrowings under the credit facility are secured by the assets, cash, agreements and equity interests in the Borrower and its subsidiaries. The company is a guarantor of the Borrower’s obligations under the Credit Facility.

In regard to the Credit Facility, we have entered into two interest rate swap agreements. The first swap, effective July 29, 2016, has a total notional amount of $4,300,000 to swap the floating rate interest payments on the Facility 1 Term Loan for a corresponding fixed payment. The fixed swap rate is 1.11% with an all-in rate of 4.61% on the Facility 1 Term Loan. The second swap, with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,920,650, will be used to swap the floating rate interest payments on the Facility 2 Term Loan for a corresponding fixed payment. The fixed swap rate is 2.261%.

If an event of default shall occur and be continuing under the Credit Facility, the commitments under the Credit Facility may be terminated and the principal amount outstanding under the Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

The company’s outstanding debt as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017					December 31, 2016
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
Revolver	$33,250,000	$—	$—	$—	$—	$33,250,000	$—	$—	$—	$—
Facility 1 Term Loan	—	4,037,222	4,037,222	810,496	3,226,726	—	4,180,554	4,180,554	910,155	3,270,399
Total	$33,250,000	$4,037,222	$4,037,222	$810,496	$3,226,726	$33,250,000	$4,180,554	$4,180,554	$910,155	$3,270,399

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the three and six months ended June 30, 2017:

	For the three months Ended June 30, 2017	For the six months Ended June 30, 2017
Revolver interest	$105,801	$157,326
Revolver commitment fee	17,751	38,762
Facility 1 Term Loan interest	12,091	23,970
Amortization of deferred financing costs	50,105	99,660
Total	185,748	319,718
Weighted average interest rate on credit facility	4.57%	4.59%
Weighted average outstanding balance of credit facility	$9,247,363	$6,716,072

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the period July 11, 2016 through December 31, 2016:

For the period July 11, 2016 through December 31, 2016
Revolver interest	$164,179
Revolver commitment fee	29,927
Facility 1 Term Loan interest	96,248
Amortization of deferred financing costs	95,339
Unrealized gain on interest rate swap	$(90,697)
Total	294,996
Weighted average interest rate on credit facility	4.37%
Weighted average outstanding balance of credit facility	$10,991,000

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2017	143,334
2018	286,668
2019	286,668
2020	286,668
2021	3,033,884
$4,037,222

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

Class A: Each Class A share is subject to a selling commission of up to 7.00% per share and a dealer manager fee of up to 2.75% per share. No selling commissions or dealer manager fees are paid for sales pursuant to the dividend reinvestment plan.

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

Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017 and are no longer offered for sale.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of June 30, 2017:

	Shares Outstanding as of December 31, 2016	Shares Issued During the Period	Shares Converted During the Period	Shares Repurchased During the Period	Shares Outstanding as of June 30, 2017
Class A shares	10,878,502	1,600,102	—	(177,669)	12,300,935
Class C shares	1,041,836	132,954	—	—	1,174,790
Class I shares	2,754,491	724,950	—	(43,020)	3,436,421
Class P-A shares	47,774	3,092	(50,866)	—	—
Class P-I Shares	199,319	1,683,253	50,866	—	1,933,438
Total	14,921,922	4,144,351	—	(220,689)	18,845,584

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2016:

	Shares Outstanding as of December 31, 2015	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2016
Class A shares	5,420,728	5,719,394	(261,620)	10,878,502
Class C shares	248,456	793,380	—	1,041,836
Class I shares	1,052,783	1,726,743	(25,035)	2,754,491
Class P-A shares	—	47,774	—	47,774
Class P-I Shares	—	199,319	—	199,319
Total	6,721,967	8,486,610	(286,655)	14,921,922

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the six months ended June 30, 2017 and June 30, 2016 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the six months ended June 30, 2017:
Proceeds from Shares Sold	$13,145,303	$1,037,822	$6,014,894	$27,075	$14,702,757	$34,927,851
Proceeds from Shares Issued through Reinvestment of Distributions	$1,482,673	$174,540	$533,679	$—	$—	$2,190,892
Capital transfers from the conversion of Shares	$—	$—	$—	$(441,005)	$441,005	$—
For the six months ended June 30, 2016:
Proceeds from Shares Sold	$27,740,361	$4,140,330	$8,297,268	—	—	$40,177,959
Proceeds from Shares Issued through Reinvestment of Distributions	$1,035,075	$90,046	$267,810	—	—	$1,392,931

As of June 30, 2017 and December 31, 2016, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The LLC Agreement also authorizes the board of directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit. The proceeds related to the shareholder receivable amount of $291,065 presented on the consolidated statements of assets and liabilities as of June 30, 2017 was subsequently collected on July 3, 2017.

Distribution Reinvestment Plan

The company adopted a distribution reinvestment plan (“DRP”) through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the public offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the public offering. As of June 30, 2017 and December 31, 2016, $50,000,000 in shares were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of June 30, 2017 and December 31, 2016, 720,350 and 478,421 shares, respectively, were issued under the DRP.

Share Repurchase Program

During the quarter ended September 30, 2015, the company commenced a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold Class A, C or I shares to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program includes numerous restrictions that will limit a shareholders ability to sell shares. Unless the board of directors determines otherwise, the company limits the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the DRP. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the six months ended June 30, 2017, the company repurchased 177,670 Class A shares and 43,020 Class I shares at a total purchase of $1,601,265 and $387,780, respectively, pursuant to the company’s share repurchase program, including 93,192 shares from an affiliate of the advisor.

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

		Class of Share
Distribution Period		A	C	I	P-A	P-I
1-Jan-15	31-Oct-15	$0.0016438	$0.0016438	$0.0016438	—	—
1-Nov-15	31-Jan-16	$0.0016478	$0.0016478	$0.0016478	—	—
1-Feb-16	30-Apr-16	$0.0016551	$0.0016551	$0.0016551	—	—
1-May-16	31-Jul-16	$0.0016617	$0.0016617	$0.0016617	$0.0015826	$0.0015826
1-Aug-16	31-Oct-16	$0.0016766	$0.0016766	$0.0016766	$0.0015968	$0.0015968
1-Nov-16	31-Jan-17	$0.0016856	$0.0016402	$0.0016856	$0.0016036	$0.0016036
1-Feb-17	31-Apr-17	$0.0016807	$0.0016350	$0.0016807	$0.0015952	$0.0015952
1-May-17	30-Jun-17	$0.0016710	$0.0016273	$0.0016710	$0.0015952	$0.0015828

The following table reflects the distributions declared during the six months ended June 30, 2017:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2017	$431,686	$349,842	$781,528
March 1, 2017	413,270	332,761	746,031
April 3, 2017	482,113	371,902	854,015
May 1, 2017	486,864	370,463	857,327
June 1, 2017	524,909	383,585	908,494
July 3, 2017	534,165	382,339	916,504
Total	$2,873,007	2,190,892	5,063,899

The following table reflects the distributions declared during the six months ended June 30, 2016:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2016	$171,410	$185,680	$357,090
March 1, 2016	182,825	195,193	378,018
April 1, 2016	221,088	221,729	442,817
May 2, 2016	234,799	241,934	476,733
June 1, 2016	261,003	271,362	532,365
July 1, 2016	270,112	277,033	547,145
Total	$1,341,237	$1,392,931	$2,734,168

All distributions paid for the six months ended June 30, 2017 are expected to be reported as a return of capital to stockholders for tax reporting purposes and all distributions paid for the six months ended June 30, 2016 were reported as a return of capital to stockholders for tax purposes.

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Cash from operations	$2,654,310	$549,485
Offering proceeds	88,515	678,625
Total Cash Distributions	$2,742,825	$1,228,110

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $150,000,000 in net assets is reached, the portfolio is leveraged by at least 33% as well as being fully invested in operating assets.

Note 9. Commitments and Contingencies

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of June 30, 2017, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to various project loan agreements between the operating subsidiaries of East to West Solar LLC, Green Maple LLC, Greenbacker Residential Solar II and Greenbacker Wind LLC and various lenders (financial institutions, the Colorado Housing and Finance Authority and the Vermont Economic Development Authority), the operating entities have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from March 2021 through March 2032. In addition to the company, East to West Solar LLC and Green Maple LLC (the “Guarantors”) have provided an unsecured guaranty on approximately $2,194,493 and $4,677,540, respectively, of term loans as of June 30, 2017. The guarantors would only have to perform under the guarantee if the cash flow or the liquidation of collateral at the operating subsidiaries was inadequate to fully liquidate the remaining loan balance.

Pursuant to a credit agreement between Holdco and a financial institution, Holdco has pledged all solar operating assets as well as all membership interests in operating subsidiaries owned by Holdco as collateral for the loan. GREC and the company have provided an unsecured guaranty on approximately $4,100,000 on the term and revolving loans as of June 30, 2017.

Unsecured guarantee of subsidiary renewable energy credit (“REC”) forward contracts: For the majority of the forward REC contracts currently effective as of June 30, 2017 where a subsidiary of the company is the principal, the company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to these REC contracts is approximately $454,000 as of June 30, 2017.

See Note 1 – Organization and Operations of the Company and Note 5 – Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the six months ended June 30, 2017.

	For the six months ended June 30, 2017
	Class A Shares	Class C Shares	Class I Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.69	$8.44	$8.69	$8.67
Net investment income (3)	0.20	0.20	0.20	0.20
Net unrealized appreciation (depreciation) on investments, net of incentive allocation to special unitholder	0.08	0.08	0.08	0.08
Change in translation of assets and liabilities denominated in foreign currencies (4)	—	—	—	—
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.05)	(0.05)	(0.05)	(0.05)
Net increase in net assets attributed to common stockholders	0.23	0.23	0.23	0.23
Shareholder distributions:
Distributions from net investment income	(0.16)	(0.16)	(0.16)	(0.16)
Distributions from offering proceeds	(0.15)	(0.14)	(0.15)	(0.13)
Offering costs and deferred sales commissions	(0.02)	(0.02)	(0.05)	(0.03)
Other (2)	0.04	0.06	0.07	0.15
Net increase (decrease) in members’ equity attributed to common shares	(0.06)	(0.03)	(0.06)	0.06
Net asset value for common shares at end of period	$8.63	$8.41	$8.63	$8.73
Common shareholders’ equity at end of period	$106,211,123	$9,875,156	$29,671,417	$16,880,741
Common shares outstanding at end of period	12,300,935	1,174,790	3,436,421	1,933,438

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	2.68%	3.03%	2.68%	4.07%
Ratio of net investment income to average net assets	4.77%	4.90%	4.76%	4.74%
Ratio of operating expenses to average net assets	3.59%	3.69%	3.59%	3.57%
Portfolio turnover rate	0.03%	0.03%	0.03%	0.03%

(1) The per share data for Class A, C, I and P-I Shares were derived by using the weighted average shares outstanding during the six months ended June 30, 2017, which were 11,738,881, 1,110,587, 3,030,077 and 928,271, respectively.

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

Note 11. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2017 (unaudited) except as noted below.

On July 14, 2017, the company sold Floyd Road Solar Farm LLC for approximately $11,400,000, realizing a gain of approximately $700,000, and subsequently leased the facility back for a period of 24 years. De Lage Landen Financial Services was the sale/leaseback entity.

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

Except as otherwise specified, references to “we,” “us,” “our,” or the “company,” refer to Greenbacker Renewable Energy Company LLC.

Forward Looking Statements

Various statements in this annual report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, our advisor’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under “Risk Factors” and elsewhere in this report. All forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:

●	changes in the economy;

●	the ability to complete the renewable energy projects in which we invest;

●	our relationships with project developers, lawyers, investment and commercial banks, individual and institutional investors, consultants, diligence specialists, EPC companies, contractors, renewable energy technology manufacturers (such as panel manufacturers), solar insurance specialists, component manufacturers, software providers and other industry participants in the renewable energy, capital markets and project finance sectors;

●	fluctuations in supply, demand, prices and other conditions for electricity, other commodities and renewable energy certificates (“RECs”);

●	public response to and changes in the local, state and federal regulatory framework affecting renewable energy projects, including the potential expiration or extension of the production tax credit (“PTC”), investment tax credit (“ITC”) and the related U.S. Treasury grants and potential reductions in renewable portfolio standards (“RPS”) requirements;

●	competition from other energy developers;

●	the worldwide demand for electricity and the market for renewable energy;

●	the ability or inability of conventional fossil fuel-based generation technologies to meet the worldwide demand for electricity;

●	our competitive position and our expectation regarding key competitive factors;

●	risks associated with our hedging strategies;

●	potential environmental liabilities and the cost of compliance with applicable environmental laws and regulations, which may be material;

●	our electrical production projections (including assumptions of curtailment and facility availability) for our renewable energy projects;

●	our ability to operate our business efficiently, manage costs (including general and administrative expenses) effectively and generate cash flow;

●	availability of suitable renewable energy resources and other weather conditions that affect our electricity production;

●	the effects of litigation, including administrative and other proceedings or investigations relating to our renewable energy projects;

●	non-payment by customers and enforcement of certain contractual provisions;

●	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

●	future changes in laws or regulations and conditions in our operating areas.

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

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the six months ended June 30, 2017 and the year ended December 31, 2016.

	For the six months ended June 30, 2017	For the year ended December 31, 2016
Investment grade:
Utility	70.6%	72.2%
Municipality	5.0	6.2
Corporation	0.3	1.2
Subtotal investment grade	75.9%	79.6%

Non-investment grade or no rating:
Utility	0.6%	1.1%
Municipality	5.3	5.9
Individual	16.2	10.0
Corporation	2.0	3.4
Subtotal non-investment grade or no rating	24.1%	20.4%

Total	100.0%	100.0%

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

The table below sets forth the company’s investments in alternative energy generation portfolios as of June 30, 2017.

	Acquisition Date	Industry	Location(s)	Form of Investment	Cost **/ Principal Amount*	Assets	Generation Capacity in (MW)*
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015	Alternative Energy – Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$27,889,875	Commercial ground and roof mounted solar photovoltaic systems	19.46
Magnolia Sun Portfolio	Third quarter 2015, First quarter 2016	Alternative Energy – Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted solar photovoltaic systems	5.302
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Solar	Vermont	100% equity ownership	$13,075,000	Commercial ground mounted solar photovoltaic systems	7.393
Canadian Northern Lights Portfolio	Fourth quarter 2014 Fourth quarter 2015	Alternative Energy – Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	0.560
Six States Solar Portfolio	Fourth quarter 2015	Alternative Energy – Solar	Arizona, California, Colorado, Connecticut and Indiana	100% equity ownership	$2,350,000	Ground and roof mounted solar systems	6.223
Greenbacker Wind Portfolio	Fourth quarter 2015, Fourth quarter 2016	Alternative Energy – Wind	Montana	100% ownership or managing member, equity owner	$50,852,428	Operating wind power facilities	45.5
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency – Lighting Replacement	Pennsylvania	Secured Loan	$736,371	Energy efficiency LED lighting	—
Greenbacker Residential Solar Portfolio	Third quarter 2016, First quarter 2017	Alternative Energy – Solar	Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	100% ownership or managing member, majority equity owner	$28,100,000	Residential rooftop mounted solar photovoltaic systems	18.313
Greenbacker Residential Solar Portfolio II	Second quarter 2017	Alternative Energy – Solar	Arizona, California, Connecticut, Maryland, Massachusetts, Nevada, New Jersey and New York	Managing member, majority equity owner	$6,400,000	Residential rooftop mounted solar photovoltaic systems	8.899
Enfinity Colorado DHA Portfolio	First quarter 2017	Alternative Energy – Solar	Colorado	100% equity ownership	$1,400,000	Residential rooftop mounted solar photovoltaic systems	2.508
Floyd Road Solar Farm Portfolio	Second quarter 2017	Alternative Energy – Solar	North Carolina	100% equity ownership	$10,596,559	Ground mounted solar systems	6.750
Golden Horizons Solar Portfolio	Second quarter 2017	Alternative Energy – Solar	—	100% equity ownership	$50,000	—	—
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency – Lighting Replacement	Puerto Rico	Capital lease	$488,315	Energy efficiency LED lighting	—
Sunny Mountain Portfolio	Third quarter 2014	Alternative Energy – Solar	Colorado	100% equity ownership	$$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.801

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

After the finalization of the June 30, 2017 net asset value, the current offering price of the Class A shares is $9.724 per share, the current offering price of the Class C shares is $9.078 per share, the current offering price of the Class I shares is $8.932 per share, and the current offering price of the Class P-I shares is $8.730 per share.

As of June 30, 2017, through initial purchases of shares and participation in the distribution reinvestment program, our advisor owned 23,601 shares. As of December 31, 2016, our advisor and its affiliate owned 23,469 and 93,191 shares, respectively.

As of June 30, 2017, we had received subscriptions for and issued 19,717,911 of our shares (including shares issued under the DRP) for gross proceeds of $191,494,780 (before dealer-manager fees of $2,840,667 and selling commissions of $10,087,676 for net proceeds of $178,566,437). As of December 31, 2016, we had received subscriptions for and issued 15,223,577 of our shares (including shares issued under the DRP) for gross proceeds of $149,746,470 (before dealer-manager fees of $2,416,177 and selling commissions of $8,713,815 for net proceeds of $138,616,478).

Current Competition in the Alternative Energy - Solar Marketplace

The solar financing market as a whole started as a cottage industry where developers would bring together high net worth investors to fund single solar and wind transactions. While successful in jump starting the industry, true capital formation is a relatively new phenomenon and is not as well developed as in other asset classes. Currently in the alternative energy – solar marketplace, there are several sources of capital:

●	Developer/Owner Operators. The major competition we face in the market for the assets we target comes from privately backed developer/owner operators. The capital from these organizations has generally been sourced from a combination of family offices/private equity funds and hedge funds. These organizations are generally set up as developers, with investment return expectations in the 20-30% range. However, to facilitate the most favorable exit for the sponsors, the developer/owner operators seek to accumulate a significant portfolio of operating assets to provide a base level of stable and predictable earnings for the enterprise. Through a combination of developer profits and leverage they are able to generate satisfactory ongoing returns with the bulk of the upside being generated for the sponsors through the exit. We are of the opinion this group of buyers will ultimately be capital constrained particularly in circumstances where equity markets experience a downturn.

●	Single Purpose Limited Partnerships. These entities are typically funded by high net worth individuals or family offices and are generally focused on a small number of deals as they have a limited amount of capital to invest.

●	Utilities. Institutional investors (including large life insurance companies), pension funds and infrastructure funds. This sector dominates investment in the larger projects (i.e. $100,000,000 or greater). Because scale is always an important consideration for larger institutions we tend not to encounter this group in the markets we target.

●	Yieldcos. Following the filing of company’s Registration Statement with the SEC, several U.S. companies registered and listed public vehicles designed to generate steady tax deferred distributions to investors through the ownership and operation of traditional and renewable energy generation assets. There are currently six large vehicles, known as “yieldcos” listed on various stock exchanges around the United States as well as several other very small public companies. The yieldco strategy provides an opportunity for large Independent Power Producers to source cost effective capital to fund the ownership of contracted generation assets thus freeing up their own capital for other higher returning activities elsewhere in their businesses. Initially the yieldco strategy proved very effective and delivered the independent power producers sponsoring such vehicles a cost of capital very much in line with our own.

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

Electricity prices. All of our projects benefit from take-or-pay contracts to sell 100% of the power we generate on the contracted terms. On average the contracts on our existing portfolio have approximately 18.6 yearsleft prior to being exposed to market prices. The credit standing of the contract counterparty is a particular focus in situations where the contracts have a price escalator as such contracts create an incentive for the counterparty to not continue to perform if the contract pricing deviates materially from the market price. If the contract is with a public or investment grade entity, we have generally been confident that the contract terms will be honored. The only exception might apply in situations where rising electricity prices could create pressure around a political change in a particular state or locale.

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

OTC derivatives including swap contracts are valued on a daily basis using observable inputs, such as quotations provided by an independent pricing service, the counterparty, broker-dealers, whenever available and considered reliable.

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

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. As of June 30, 2017 and December 31, 2016, the company recorded a liability for deferred sales commissions in the amount of $177,025 and $203,357, respectively.

Financing Costs

Financing costs related to debt liabilities of the company, GREC or GREC Entity Holdco LLC are presented on the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability.

Recently Issued Accounting Pronouncements

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended existing rules (together, the “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The company has evaluated the impact that the adoption of the amendments to Regulation S-X on its consolidated financial statements and disclosures and determined that the adoption of the amendments to Regulation S-X has not had a material impact on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which will amend FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The company is evaluating the impact of ASU 2016-18 on its consolidated financial statements and disclosures.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The company has evaluated the impact of ASU 2016-19 on its consolidated financial statements and disclosures and determined that the adoption of ASU 2016-19 has not had a material impact on its consolidated financial statements.

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

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

●	the last day of the fiscal year following the fifth anniversary of the completion of this offering;

●	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

●	the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700,000,000 in outstanding common equity held by our non-affiliates as of the last day of our most recently completed second fiscal quarter, (ii) been a public company for at least 12 months and (iii) filed at least one annual report with the SEC. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

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

Portfolio and Investment Activity

As of June 30, 2017, the company invested in numerous solar, wind and energy efficiency projects included in 13 investment portfolios, as well as one energy efficiency secured loan, as follows:

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

Green Maple Portfolio

The company committed owns nine solar power facilities in various locations in the state of Vermont (the “Green Maple Portfolio”). In conjunction with constructing these facilities, the company entered into separate loan agreements for seven facilities with the Vermont Economic Development Authority (“VEDA”) for a total loan commitment of approximately $5,183,000, of which approximately $4,678,000 is outstanding as of June 30, 2017.

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

Magnolia Sun Portfolio

The company owns four solar facilities in Tennessee, with a total generation capacity of 3.0 MW. The four assets which are owned within the Magnolia Sun Portfolio (named “Powerhouse One”), consist of commercial grade, ground mounted solar systems located on leased property within a five-mile radius in Fayetteville, Tennessee. Electricity produced by the portfolio is sold under long term PPAs with two investment grade counterparties; the Tennessee Valley Authority and Fayetteville Public Utilities. The PPAs have an average remaining contract life of approximately 14.3 years.

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

On March 24, 2016, the company acquired eleven solar facilities in Tennessee, with a total generation capacity of 1.75 MW, for a total purchase price of approximately $3,100,000 (named “SolaVerde”). Included in the Magnolia Sun Portfolio, SolaVerde consists of ground and roof mounted solar systems located on leased property near Fayetteville, Sneedville and Tazewell, Tennessee. Electricity produced by the portfolio is sold under long term PPAs with the Tennessee Valley Authority, an investment grade utility and two North Carolina municipal entities. The PPAs have an average remaining contract life of approximately 15 years.

Canadian Northern Lights Portfolio

The company acquired a portfolio in November 2014, of forty-five (45) rooftop solar photovoltaic systems (the “Canadian Northern Lights Portfolio”). The assets are located within a 60-mile radius of Toronto, Ontario, Canada and comprise approximately 275 kilowatts of generation capacity. In November 2015, the company acquired an additional thirty-five (35) residential, rooftop photovoltaic systems in the province of Ontario, Canada comprising an additional 306.4 kilowatts of generation capacity. As part of both acquisitions, the individual local distribution company and Ontario Power Authority (“OPA”) contracts were transferred from the seller to Canadian Northern Lights Corp, a wholly owned, indirect subsidiary of the company. The Company sold one of the locations in June 2017 for approximately CAD $30,000.

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

The Canadian Northern Lights Portfolio produces revenue from the sale of electricity measured in kilowatt hours (kWh) to the OPA, the sole off-taker for all the solar systems. The price of electricity sold, based upon the rate contained in the OPA contract, is between CAD $0.549 and CAD $0.802 per kWh. On average, the OPA contracts have a remaining life of approximately 14.4 years unless terminated earlier by either party pursuant to the terms of each contract.

Six States Solar Portfolio

The company currently leases 6.223 MW of operating solar power facilities located on 23 sites in the states of Arizona, California, Colorado, Connecticut and Indiana under a master lease agreement. During the remaining term of the lease, which is approximately 17 years, there is the potential for the company to purchase these assets directly upon agreement and consent of the parties. With over 82% of the contracted revenues from investment grade counterparties, the average remaining life of the PPA is approximately 13.4 years.

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

Greenbacker Residential Solar Portfolio

On August 8, 2016 the company purchased a controlling interest in a 12.1 MW portfolio of 1,611 residential rooftop solar systems from a subsidiary of OneRoof Energy Inc. (“ORE”) for approximately $19,800,000. The systems are located across seven states including California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York. All of the energy generated by the systems has been sold under 20 year power purchase agreements to the various residential customers who on average have a FICO Score Rating of Very Good.

On March 3, 2017, the company signed a purchase and sale agreement to purchase an additional 747 residential photovoltaic solar systems, with aggregate generating capacity of 6.219 MW DC, from ORE and certain direct and indirect subsidiaries. The portfolio of systems, located in Hawaii, Massachusetts, New Jersey, Arizona, California, New York, Connecticut, and Maryland, is a mix of systems with power purchase agreements and operating lease systems that had original agreement terms of 20 years. The weighted average remaining life of these systems at the expected time of purchase was approximately 18.0 years. The closing of the transaction occurred in two tranches, with the first tranche including an additional 193 systems, in the amount of approximately $2,250,000 closing on March 15, 2017, and the second tranche including an additional 554 systems, in the amount of approximately $5,800,000 closing on May 15, 2017.

Greenbacker Residential Solar II Portfolio

One June 13, 2017, the company signed a purchase and sale agreement to purchase 1,252 operating residential photovoltaic solar systems, with aggregate generating capacity of 8.897 MW DC, from a subsidiary of TerraForm Power for approximately $6,000,000. The portfolio of systems, located in Arizona, California, Connecticut, Massachusetts, Maryland, Nevada, New Jersey and New York, all are subject to power purchase agreements that had original agreement terms of 20 years. The weighted average remaining life of these systems at time of purchase was approximately 18.6 years. The transaction closed on June 30, 2017.

Floyd Road Solar Farm Portfolio

On April 10, 2017, the company acquired 6.75 MW of operating solar power facilities located on one site in Gaston, North Carolina (“Floyd Road”), for a total purchase price of approximately $10,800,000. All of the energy generated by the systems, which reached commercial operation date in the second quarter of 2017, has been sold under a 15 year power purchase agreement to Dominion Energy. As of June 30, 2017, approximately $4,800,000 of the purchase price is payable subject to reaching certain operational milestones. Subsequent to quarter-end on July 14, 2017, the company sold Floyd Road for approximately $11,400,000 and leased the facility back for a period of 24 years. De Lage Landen Financial Services was the sale/leaseback entity.

Enfinity Colorado DHA Portfolio

On March 31, 2017 the company acquired a 2.5 MW portfolio of 666 residential rooftop solar systems from a subsidiary of Terraform Power Inc. for approximately $1,100,000 (“DHA Portfolio”). The systems are located in and around Denver, Colorado. All of the energy generated by the systems has been sold under a 20 year power purchase agreement to the Denver Housing Authority with SRECs sold to Xcel Energy.

The DHA Portfolio is leveraged at the project level through a subsidized debt program with the Colorado Housing and Finance Authority pursuant to a trust indenture with a Midwestern retail bank. The debt has a subsidized interest rate of 1.75% per annum and amortizes fully over the term of the PPA with no required refinancing.

With the inclusion of owned and leased assets, the company operates approximately 55.971 MW of operating solar power facilities throughout the United States as of June 30, 2017.

Greenbacker Wind Portfolio

The company owns two wind farms, comprising a total of 35.0 MW of operating wind power facilities, in Teton County, Montana (the “Fairfield Wind Portfolio” and the “Greenfield Wind Portfolio”)). Both projects sell power directly to the local public utility, NorthWestern Energy, an investment grade rated utility.

The Fairfield Wind Portfolio, which uses four 1.7 MW and two 1.6 MW General Electric wind turbines to generate 10.0 MW, has a 20-year fixed-rate PPA, with pricing based on a $0.05444/kWh off peak rate and a $0.09087/kWh on peak rate for the contract period. The system has historically performed in line with production estimates. With the original in-service date being May 1, 2014, there is approximately 16.8 years remaining on the current PPA. The Fairfield Wind Portfolio also has a contract to sell renewable energy credits to NorthWestern Energy priced at $0.0069/kWh and escalating at 2.5% with a $0.0099/kWh cap.

The Greenfield Wind Portfolio totals 25,000 kW using thirteen GE 2.3 -107 MW 1.7 MW wind turbines. The Project has a 25-year fixed-rate PPA with NorthWestern Energy, which includes the sale of 100% of the environmental credits, with no escalation for the contract period.

On June 30, 2017, the company purchased Fossil Gulch Wind Park (“Fossil Gulch”) for approximately $6,500,000.  Fossil Gulch is a 10.5 MW Wind Farm located in Hagerman, Idaho that sells power directly to the local public utility, Idaho Power Company. The Fossil Gulch project has a 20-year escalating power purchase agreement with approximately eight years remaining as of the acquisition date. The pricing on the PPA is based on a $0.061/kWh rate with 2.4% annual escalations over the contract period and includes a contract to sell renewable energy tax credits to a third party through December 31, 2018 at $0.00255/kWh. The facility originally commenced operations in the third quarter of 2005 and it has been operated continuously since that date.

GREC Energy Efficiency Portfolio

The company maintains three capital leases with AEC-LEDF, LLC related to the ownership of energy efficient lighting fixtures in three commercial locations in Puerto Rico, United States. The combined value of capital leases as of June 30, 2017 is approximately $503,000. The lease period under each of the master lease agreements correspond with underlying equipment service agreements between LED Funding LLC, the seller of the equipment to GREC Energy Efficiency Portfolio, and the owners of the commercial locations. The equipment service agreement terms range from seven to ten years. At the end of each of the lease terms, ownership of the fixtures is retained by the owners of the commercial locations.

Renew AEC One, LLC

In September 2015, the company entered into a secured loan agreement with Renew AEC One, LLC to fund the installation and purchase of energy efficiency lighting in a warehouse in Pennsylvania. The loan, which is valued at $736,371 as of June 30, 2017, bears an interest rate of 10.25% per annum. The principal is amortized over ten years ending in February 2025.

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans and capital leases outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of June 30, 2017, all loans and capital leases were considered current per their terms.

Investment Summary

The following table presents the purchases of new investments or the funding of additional capital for existing investments for the six months ended June 30, 2017 and June 30, 2016:

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Alternative Energy - Solar
East to West Solar Portfolio	$4,633,000	$200,000

Green Maple Portfolio	180,000	3,100,000
Magnolia Sun Portfolio	—	3,225,000

Greenbacker Residential Solar Portfolio	8,250,000	50,000

Greenbacker Residential Solar II	6,400,000	—

Six States Solar Portfolio	50,000	—
Enfinity Colorado DHA Portfolio	1,400,000	—
Floyd Road Solar Farm Portfolio	10,596,559	—
Golden Horizons Solar Portfolio	50,000	—
Alternative Energy – Wind
Greenbacker Wind LLC Portfolio	8,575,000	—
Secured Loans - Other

Greenfield Secured Turbine Loan	—	25,887,755

Total	$40,134,559	$32,462,755

The composition of the company’s investments as of June 30, 2017, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar:
Sunny Mountain Portfolio	$884,578	$1,152,859	0.7%
East to West Solar Portfolio	27,889,875	26,996,045	17.3
Green Maple Portfolio	13,075,000	11,653,289	7.4
Magnolia Sun Portfolio	10,775,000	10,182,992	6.5
Canadian Northern Lights Portfolio	1,603,136	1,990,981	1.3
Six States Solar Portfolio	2,350,000	2,826,901	1.8
Greenbacker Residential Solar Portfolio	28,100,000	29,179,172	18.6
Greenbacker Residential Solar Portfolio II	6,400,000	6,270,988	4.0
Enfinity Colorado DHA Portfolio	1,400,000	1,700,042	1.1
Floyd Road Solar Farm Portfolio	10,596,559	11,336,522	7.2
Golden Horizons Solar Portfolio	50,000	27,564	0.00
Subtotal	$103,124,148	$103,317,355	65.9%
Alternative Energy - Wind:
Greenbacker Wind Portfolio	$50,852,428	$52,177,842	33.3%
Subtotal	$50,852,428	$52,177,842	33.3%
Energy Efficiency Secured Loans:
GREC Energy Efficiency Portfolio	$488,315	$505,115	0.3%
Renew AEC One, LLC	736,371	736,371	0.5
Subtotal	$1,224,686	$1,241,486	0.8%
Total	$155,201,262	$156,736,683	100.0%

The composition of the company’s investments as of December 31, 2016, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar
Sunny Mountain Portfolio	$884,578	$1,175,952	1.0%
East to West Solar Portfolio	23,256,875	21,943,079	19.0
Green Maple Portfolio	12,895,000	11,447,775	9.9
Magnolia Sun Portfolio	10,775,000	10,445,788	9.1
Canadian Northern Lights Portfolio	1,603,136	1,815,169	1.6
Six States Solar Portfolio	2,300,000	2,846,174	2.5
Greenbacker Residential Solar Portfolio	19,850,000	20,487,901	17.8
Alternative Energy - Wind
Greenbacker Wind Portfolio	42,277,428	43,643,215	37.9
Energy Efficiency
GREC Energy Efficiency Portfolio	511,362	546,677	0.5
Renew AEC One, LLC	771,371	771,371	0.7
Total	$115,124,750	$115,123,101	100.0%

The composition of the company’s investments as of June 30, 2017 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy - Solar	$103,124,148	$103,317,355	65.9%
Alternative Energy - Wind	50,852,428	52,177,842	33.3
Energy Efficiency - Lighting Replacement	1,224,686	1,241,486	0.8
Total	$155,201,262	$156,736,683	100.0%

The composition of the company’s investments as of December 31, 2016 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Alternative Energy - Solar	$71,564,589	$70,161,838	60.9%
Alternative Energy - Wind	42,277,428	43,643,215	37.9
Energy Efficiency - Lighting Replacement	1,282,733	1,318,048	1.2
Total	$115,124,750	$115,123,101	100.0%

Results of Operations

A discussion of the results of operations for the three and six months ended June 30, 2017 and the three and six months ended June 30, 2016 are as follows:

Revenues. As the majority of our assets consist of equity investments in renewable energy projects, the majority of our revenue is generated in the form of dividend income. Dividend income from our privately held, equity investments are recognized when received. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three and six months ended June 30, 2017 totaled $2,881,446 and $5,204,176 respectively, while interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees) amounted to $55,024 and $99,193, respectively. Dividend income for the three and six months ended June 30, 2016 totaled $1,522,713 and $2,169,698, respectively, while interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees) amounted to $122,578 and $132,159, respectively.

The increase in dividend income from the prior three and six month periods ended June 30, 2016 was primarily attributed to the acquisition of renewable energy projects throughout the past year as the value of our investments increased from $82 million as of June 30, 2016 to $156 million as of June 30, 2017, or a 90% increase. As new projects were purchased by the company, the volume of overall electricity generated by our project investments increased which increased net income available for distribution to the company. The decrease in interest income for the three and six month periods ended June 30, 2017 versus 2016 was primarily attributed to the repayment of the turbine supply loan in the fourth quarter of 2016.

Expenses. For the three and six months ended June 30, 2017, the company incurred $1,209,850 and $2,583,232 in operating expenses, respectively, including the management fees earned by the advisor. For the three and six months ended June 30, 2016, the company incurred $763,295 and $1,441,072 in operating expenses, respectively, including the management fees earned by the advisor. The company and the advisor entered into an expense reimbursement agreement on January 30, 2014, ending on December 31, 2016, whereby the advisor agreed to reimburse the company for certain operating expenses above rate limits to maintain the company’s operating expenses at a specified level (as defined within the agreement). Once the company’s expenses were below that limit, the company was obligated to repay the advisor for all previous expenses reimbursed by the advisor until the advisor was fully reimbursed. For the three and six months ended June 30, 2016, the company recorded a net $327,150 and $506,040, respectively, payable to the advisor as reimbursement for assumption of past operating expenses. Thus, total expenses, net of expense waiver and reimbursement, for the three and six months ended June 30, 2016 was $1,090,445 and $1,947,112, respectively.

For the three and six months ended June 30, 2017, the advisor earned $759,492 and $1,456,638, respectively, in management fees. While there was an incentive allocation of $916 earned to date by the advisor, the consolidated financial statements reflect a $308,000 increase in incentive allocation for the three months ended June 30, 2017 and a $307,414 increase in incentive allocation for the six months ended June 30, 2017, based primarily upon net unrealized appreciation.

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

For the three and six months June 30, 2017, Greenbacker Administration LLC invoiced the company $0 and $115,983, respectively, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments. Commencing as of April 1, 2017, these expenses were invoiced directly to the company’s investments. For the three and six months ended June 30, 2016, Greenbacker Administration, LLC invoiced the company $55,978 and $80,002, respectively, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments.

Lastly, for the three and six months ended June 30, 2017, the company incurred an increase in deferred tax benefits from operations in the amounts of $283,856 and $773,928, respectively, which was offset by franchise tax expense on various solar facilities of $23,577 and $65,827, respectively. For the three and six months ended June 30, 2016, the company incurred an increase in deferred tax benefits from operations in the amount of $977,234 and $1,257,899, respectively, which was offset by franchise tax expense on various solar facilities of $12,431 and $69,863, respectively. The deferred tax benefit is mainly derived from net operating losses incurred and investment tax credit carryforwards related to the company’s investments which, unlike financial statement purposes under GAAP, are consolidated for tax purposes offset by unrealized tax basis gain on the company’s investments. Thus, for the three and six months ended June 30, 2017, the net investment income was $1,986,899 and $3,428,238, respectively, or $0.11 and $0.20, respectively, per share. For the three and six months ended June 30, 2016, the net investment income was $1,519,649 and $1,542,781, respectively, or $0.15 and $0.17, respectively, per share.

Going forward, we expect our primary expense to be the payment of asset management fees under our advisory agreement with the advisor. We will bear other expenses, which are expected to include, among other things:

●	the cost of calculating our net asset value, including the related fees and cost of retaining third-party valuation services;

●	the cost of effecting sales and repurchases of units;

●	fees payable to third parties relating to, or associated with our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors;

●	fees payable to our advisor;

●	interest payable on debt incurred to finance our investments;

●	transfer agent and custodial fees;

●	fees and expenses associated with marketing efforts;

●	federal and state registration fees;

●	costs of board meetings, unitholders’ reports and notices and any proxy statements;

●	directors and officers errors and omissions liability insurance and other types of insurance;

●	direct costs, including those relating to printing of unitholder reports and advertising or sales materials, mailing, telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002 and applicable federal and state securities laws; and

●	all other expenses incurred by us or the advisor or sub-advisors in connection with administering our investment portfolio, including expenses incurred by our advisor in performing certain of its obligations under the advisory agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments and Translation of Assets and Liabilities Denominated in Foreign Currencies. Net realized and unrealized gains and losses from our investments and net realized and unrealized foreign currency gains and losses on translation of assets and liabilities denominated in foreign currencies are reported separately on the consolidated statements of operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. While we recognized no realized gains or losses for the three and six months ended June 30, 2017, a net change in unrealized appreciation of $1,645,315 and $1,537,070, respectively, was recorded of which $1,606,324 and $1,485,146 of unrealized appreciation, respectively, related to the change in value of investments and $38,991 and $51,924 of unrealized appreciation, respectively, related to the change in value based upon changes in foreign currency exchange rates. We recognized a $4,578 realized gain on the sale of a small solar asset for the three and six months ended June 30, 2016, a net change of $236,004 and $870,051 of unrealized depreciation, respectively, was recorded of which $244,944 and $967,054 of unrealized depreciation, related to change in value of investments and $8,940 and $97,003 of unrealized appreciation, respectively, related to change in value based upon changes in foreign currency exchange rates. The net change in unrealized depreciation on investments is primarily attributable to the acquisition of investments where the fair value of the investment purchased was in excess of the cost to acquire the investment.

Changes in Net Assets from Operations. For the three and six months ended June 30, 2017, we recorded a net increase in net assets resulting from operations of $2,909,805 and $3,989,869, respectively. For the three and six months ended June 30, 2016, we recorded a net increase in net assets resulting from operations of $3,126,515 and $4,400,935, respectively.

Changes in Net Assets, Net Asset Value and Offering Prices. For the six months ended June 30, 2017 and June 30, 2016, we recorded a net increase in net assets of $3,989,869 and $4,400,935, respectively. The increase in net assets primarily relates to our net investment income earned during the period and the positive effect of our deferred tax benefit due to a significant loss for tax purposes at GREC, mainly generated by accelerated depreciation on our solar and wind investments.

Based on the net asset value for each quarter ended since the Commencement of Operations, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A	P-I
25-Apr-14	4-Nov-15	$10.000	$9.576	$9.186	NA	NA
5-Nov-15	4-Feb-16	$10.024	$9.599	$9.208	NA	NA
5-Feb-16	5-May-16	$10.048	$9.621	$9.230	NA	NA
6-May-16	3-Aug-16	$10.068	$9.640	$9.248	$9.589	$8.808
4-Aug-16	6-Nov-16	$10.227	$9.791	$9.394	$9.739	$8.946
7-Nov-16	7-Feb-17	$10.282	$9.581	$9.445	$9.782	$8.828
8-Feb-17	4-May-17	$10.224	$9.526	$9.391	$9.704	$8.758
5-May-17	17-May-17	$10.165	$9.479	$9.337	$9.704	$8.690
18-May-17	04-Aug-17	$9.735	$9.067	$8.942	$9.704	$8.690
From 05-Aug-17		$9.724	$9.078	$8.932	N/A	$8.730

Liquidity and Capital Resources

As of June 30, 2017 and December 31, 2016, the company had $10,090,128 and $13,055,090 in cash and cash equivalents, respectively. We use our cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

●	the net proceeds of this offering;

●	dividends, fees, and interest earned from our portfolio of investments, as a result of, among other things, cash flows from a project’s power sales;

●	proceeds from sales of assets and capital repayments from investments;

●	financing fees, retainers and structuring fees;

●	incentives and payments from federal, state and/or municipal governments; and

●	potential borrowing capacity under future financing sources.

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $12,397,000 and $11,494,000 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West Solar, Enfinity Colorado DHA and Green Maple Portfolios, respectively, as of June 30, 2017 and December 31, 2016, respectively. The company and GREC provided an unsecured guarantee on the repayment of the East to West Solar LLC and Green Maple LLC loans.

As of June 30, 2017, Williamstown Old Town Road LLC, Novus Royalton LLC, GLC Chester Community Solar LLC Charter Hill Solar LLC., Pittsford GLC Solar LLC, Hartford Solarfield, LLC and Proctor GLC Solar LLC, all indirect, wholly owned subsidiaries included in the Green Maple Portfolio, had individually entered into loan agreements with the VEDA. As of June 30, 2017, the outstanding balance of the VEDA loans amounted to approximately $4,678,000. The terms of all these loans include 1) a term of one hundred and forty-seven (147) months with principal repayments commencing in the fourth month; and 2) interest thereon at a variable rate, tied to VEDAs prime rate, which was 3.0% as of June 30, 2017. While the individual subsidiaries of Green Maple LLC have pledged all their assets as collateral, Green Maple LLC, GREC and the company have individually provided an unsecured guaranty on these loans.

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

As part of the acquisition of Fairfield Wind Manager LLC (“FWM LLC”) by Greenbacker Wind LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for $11,534,417 in outstanding notes payable collateralized by wind assets held by Fairfield Wind Owner, LLC (“FWO LLC”), an entity which FWM LLC owns 50.01%. The loan earns interest at a variable base rate plus the applicable margin (3.0% as of June 30, 2017), as such terms are defined in the financing agreement.

Since the company maintains operating control over this entity, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries.

On July 11, 2016, the company, through a newly formed, indirect, wholly owned subsidiary, GREC Entity HoldCo LLC (the “Borrower”), entered into a Credit Agreement by and among the Borrower, the lenders party thereto and Fifth Third Bank, as administrative agent, as well as swap counterparty. The new credit facility consists of an initial term loan of $4,300,000 (the “Facility 1 Term Loan”) as well as a revolving credit facility in the aggregate principal amount of up to $33,250,000 (the “Revolver”) that will convert to an additional term loan facility, based upon the amount outstanding on the conversion date, in July 2017 (the “Facility 2 Term Loan”) (collectively, the “Credit Facility”). The conversion date for the Revolver was modified on July 18, 2017 to extend the conversion date to September 9, 2017. There was a maximum draw down of $5,800,000 on the Revolver during the six months ended June 30, 2017. Both the Facility 1 Term Loan and the Facility 2 Term Loan mature in July 2021.

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

 Interest on the Credit Facility is payable on the last day of each month starting as of August 31, 2016. Principal on the Facility 1 Term Loan is payable at a fixed amount of $23,889 on the last day of each month based upon a fifteen-year amortization. The Revolver is interest only for the first twelve months. Thereafter, the Revolver converts to the Facility 2 Term Loan whereby principal will be due monthly with amortization based upon the weighted average power purchase agreement life remaining on the date of conversion. Borrowings under the credit facility are secured by the assets, cash, agreements and equity interests in the Borrower and its subsidiaries. The company and its wholly owned subsidiary, Greenbacker Renewable Energy Corporation, are guarantors of the Borrower’s obligations under the Credit Facility.

If an event of default shall occur and be continuing under the Credit Facility, the commitments under the Credit Facility may be terminated and the principal amount outstanding under the Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 4.30% as of June 30, 2017.

The following table summarizes the notes payable balances of the company’s operating entities as of June 30, 2017, in addition to committed but undrawn funds on notes payable:

	Interest Rates
	Range	Weighted Average	Maturity Dates	June 30, 2017
Fixed rate notes payable	1.775%–6.25%	3.05%	03/31/2021-04/01/2032	$7,719,000
Floating rate notes payable	2.25–5.86%	4.78%	07/11/2021- 07/21/2032	20,249,000
				$27,968,000

The principal payments due on the notes payable for each of the next four years ending December 31 and thereafter, including amounts expected to be drawn down on existing commitments, are as follows:

Year ending December 31:	Principal Payments
2017	567,000
2018	1,715,000
2019	1,778,000
2020	1,836,000
2021	6,029,000
Thereafter	16,043,000
$27,968,000

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

Hedging Activities

We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into derivatives (including swaps) or other financial products in an attempt to hedge our interest rate risk. In connection with the FWO LLC note payable, FWO LLC entered into two interest rate swap agreements in notional amounts of $9,175,561 and $11,677,316, respectively, to swap the floating rate interest payments under the note payable agreement for corresponding fixed payments. The swap agreements have an effective interest rate of 5.07%, and 2.86%, respectively, and an outstanding total notional balance that matches the principal of the loan agreement. The value of the swap agreements as of June 30, 2017 was a total liability in the amount $1,772,740. FWO LLC did not designate the derivative as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense.

In regard to the Credit Facility, we have entered into two interest rate swap agreements. The first swap, effective July 29, 2016, has a total notional amount of $4,300,000 to swap the floating rate interest payments on the Facility 1 Term Loan for a corresponding fixed payment. The fixed swap rate is 1.11% with an all-in rate of 4.61% on the Facility 1 Term Loan. The second swap, with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,920,650, will be used to swap the floating rate interest payments on the Facility 2 Term Loan for a corresponding fixed payment. The fixed swap rate is 2.261%.

In regard to our investment in the Canadian Northern Lights Portfolio, with 79 solar assets located in and around Toronto, Ontario, Canada, we have foreign currency risk related to our revenue and operating expenses which are denominated in the Canadian Dollars as opposed to the U.S. Dollars. While we are currently of the opinion that the currency fluctuation between the Canadian and U.S. Dollar will not have a material impact on our operating results, we may in the future enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk if we believe not doing so would have a material impact our results of operations.

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of June 30, 2017, no sub-advisors have been retained by GCM.

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

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Pursuant to various loan agreements between operating subsidiaries of the East to West Solar portfolio and various financial institutions, East to West Solar LLC, a wholly owned subsidiary of GREC, has pledged all of its solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2021. In addition, East to West Solar LLC, GREC and the company have provided an unsecured guaranty on approximately $2,194,000 of term loans as of June 30, 2017.

Pursuant to various loan agreements between operating subsidiaries of the Green Maple portfolio and VEDA, Green Maple LLC, a wholly owned subsidiary of GREC, has pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2028. In addition, Green Maple LLC, GREC and the company have provided an unsecured guaranty on the outstanding principal of term loans, which is approximately $4,678,000 as of June 30, 2017.

Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the GREC Entity Holdco LLC and its subsidiaries. The company and GREC are guarantors of GREC Entity Holdco LLC’s obligations under the Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the Credit Facility is approximately $4,037,000 as of June 30, 2017.

Renewable Energy Credits: For certain solar power systems in the Green Maple Portfolio, Greenbacker Residential Solar Portfolio and the Greenbacker Residential Solar II Portfolio (the “Portfolios”), the company has received incentives in the form of RECs. In certain cases, the Portfolios have entered into multiple year binding contractual arrangements whereby specific entities have agreed to sell a fixed amount of RECs at a fixed price over the term of the agreement. If production does not occur on the systems for which we have sale contracts for our RECs, we may have to purchase RECs on the spot market or pay specified contractual damages. Based upon current projections of electricity production, we do not expect a requirement to purchase RECs to fulfill our current REC sales contracts. If RECs earned by the Portfolios are not sold forward, they are then sold on the “spot” market and revenue is recorded in the accounts of the underlying investment when received.

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

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of June 30, 2017, GREC and/or the company has provided an unsecured guarantee related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is approximately $454,000 as of June 30, 2017.

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

The company is building its asset base by purchasing individual operating assets or portfolios of operating assets as gross offering proceeds are raised and cash becomes available. Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Cash from operations	$2,654,310	$549,485
Offering proceeds	88,515	678,625
Total Cash Distributions	$2,742,825	$1,228,110

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1*	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2*	Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated October 9, 2013 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3*	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4*	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

24.1*	Power of attorney

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 11, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2017	By
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: August 11, 2017	By
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC