Form 10-Q
period 2017-09-30
Greenbacker Renewable Energy Co LLC
filed 2017-11-09
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 5, 2017, the registrant had 21,779,259 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments, at fair value (cost of $175,566,242 and $115,124,750, respectively)	$178,033,028	$115,123,101
Swap contracts, at fair value	82,605	90,697
Cash and cash equivalents	12,953,765	13,055,090
Shareholder receivable	141,680	521,954
Deferred tax assets, net of allowance	5,542,316	6,179,394
Other assets	30,007	65,044
Total assets	$196,783,401	$135,035,280

LIABILITIES
Swap contracts, at fair value	$97,540	$—
Term note payable, net of financing costs	13,146,192	3,270,399
Management fee payable	310,124	232,856
Accounts payable and accrued expenses	449,353	423,639
Shareholder distributions payable	603,879	403,983
Interest payable	61,085	—
Due to advisor	43,599	99,782
Due to dealer manager	22,364	36,694
Payable for repurchases of common stock	1,099,205	945,770
Deferred sales commission payable	164,121	203,357
Total liabilities	$15,997,462	$5,616,480

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$—	$—
Common stock, par value, $.001 per share, 350,000,000 authorized; 20,862,319 and 14,921,922 shares issued and outstanding, respectively	20,862	14,922
Paid-in capital in excess of par value	180,462,833	128,425,800
Accumulated deficit	(7,127,273)	(3,629,220)
Accumulated net realized gain on investments	698,460	4,578
Accumulated unrealized appreciation (depreciation) on:
Investments, net of deferred taxes	6,205,539	4,699,283
Foreign currency translation	(77,909)	(187,846)
Swap contracts	(14,935)	90,697
Total common stockholders’ equity	180,167,577	129,418,214
Special unitholder’s equity	618,362	586
Total members’ equity (net assets)	180,785,939	129,418,800
Total liabilities and equity (net assets)	$196,783,401	$135,035,280

Net assets, Class A (shares outstanding of 12,934,710 and 10,878,502 , respectively)	$111,696,726	$94,541,760
Net assets, Class C (shares outstanding of 1,271,964 and 1,041,836, respectively)	10,708,518	8,796,002
Net assets, Class I (shares outstanding of 4,095,489 and 2,754,491, respectively)	35,366,285	23,938,449
Net assets, Class P-A (shares outstanding of nil and 47,774, respectively)*	—	414,145
Net assets, Class P-I (shares outstanding of 2,560,156 and 199,319, respectively)	22,396,048	1,727,858
Total common stockholders’ equity	$180,167,577	$129,418,214

*All Class P-A shares were converted into Class P-I shares and are no longer offered for sale.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Investment income:
Dividend income	$3,598,753	$1,983,374	$8,802,929	$4,153,072
Interest income	64,882	1,102,139	164,075	1,234,298
Total investment income	$3,663,635	$3,085,513	$8,967,004	$5,387,370

Operating expenses:
Management fee expense	873,961	581,393	2,330,599	1,341,171
Audit and tax expense	108,821	175,632	389,816	381,679
Interest and financing expenses	221,222	168,540	540,940	168,540
General and administration expenses	73,001	94,587	316,856	282,690
Legal expenses	45,369	89,826	171,086	222,137
Directors fees and expenses	25,366	26,031	76,234	74,265
Insurance expense	17,839	14,614	40,724	55,233
Organizational expenses	—	—	—	35,188
Other expenses	13,951	24,224	96,507	55,016
Operating expenses before expense waiver and reimbursement	1,379,530	1,174,847	3,962,762	2,615,919
Expense reimbursement from advisor	—	130,894	—	636,934
Total expenses, net of expense waiver and reimbursement	1,379,530	1,305,741	3,962,762	3,252,853
Net investment income before taxes	2,284,105	1,779,772	5,004,242	2,134,517
Deferred tax benefit (expense)	(1,176,540)	(9,352)	(402,612)	1,248,547
Franchise tax expense	42,412	(12,226)	(23,415)	(82,089)
Net investment income	1,149,977	1,758,194	4,578,215	3,300,975

Net change in realized and unrealized gain
(loss) on investments, foreign currency translation and deferred tax assets:
Net realized gain on investments	693,882	—	693,882	4,578
Net change in unrealized appreciation (depreciation) on:
Investments	873,352	1,166,483	2,358,498	199,429
Foreign currency translation	58,013	(22,634)	109,937	74,369
Swap contracts	(45,628)	(27,756)	(105,632)	(27,756)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	680,969	(8,372)	(234,466)	3,715,255
Net increase in net assets resulting from operations	3,410,565	2,865,915	7,400,434	7,266,850
Net decrease in net assets attributed to special unitholder	(310,362)	(228,769)	(617,776)	(55,702)
Net increase in net assets attributed to common stockholders	$3,100,203	$2,637,146	$6,782,658	$7,211,148

Common stock per share information —basic and diluted:
Net investment income	$0.06	$0.14	$0.26	$0.32
Net increase in net assets attributed to common stockholders	$0.16	$0.22	$0.38	$0.71
Weighted average common shares outstanding	19,915,778	12,101,964	17,882,948	10,109,329

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the nine months ended September 30, 2017
(unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common stockholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances at December 31, 2016	14,921,922	$14,922	$128,425,800	$(3,629,220)	$4,578	$4,699,283	(187,846)	90,697	$129,418,214	$586	$129,418,800

Proceeds from issuance of common stock, net	5,903,498	5,903	52,419,658	—	—	—	—	—	52,425,561	—	52,425,561

Issuance of common stock under distribution reinvestment plan	382,840	383	3,425,214	—	—	—	—	—	3,425,597	—	3,425,597

Repurchases of common stock	(345,941)	(346)	(3,087,904)	—	—	—	—	—	(3,088,250)	—	(3,088,250)

Offering costs	—	—	(719,935)	—	—	—	—	—	(719,935)	—	(719,935)

Shareholder distributions	—	—	—	(8,076,268)	—	—	—	—	(8,076,268)	—	(8,076,268)

Net investment income	—	—	—	4,578,215	—	—	—	—	4,578,215	—	4,578,215
									—		—
Net realized gain on investments	—	—	—	—	693,882	—	—	—	693,882	—	693,882

Net change in unrealized appreciation on investments	—	—	—	—	—	1,740,722	—	—	1,740,722	617,776	2,358,498

Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	109,937	—	109,937	—	109,937

Net change in unrealized depreciation on swaps	—	—	—	—	—		—	(105,632)	(105,632)		(105,632)

Change in benefit from deferred taxes on unrealized depreciation on investments	—	—	—	—	—	(234,466)	—	—	(234,466)	—	(234,466)

Balances at September 30, 2017	20,862,319	$20,862	$180,462,833	$(7,127,273)	$698,460	6,205,539	(77,909)	(14,935)	$180,167,577	$618,362	$180,785,939

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the nine months ended September 30, 2016
(unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Capital contribution from advisor	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation on investments, net of deferred taxes	Accumulated unrealized appreciation on foreign currency translation	Accumulated unrealized depreciation on swap contracts	Common stockholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances at December 31, 2015	6,721,967	$6,722	$57,713,925	$—	$(1,591,014)	$—	$1,272,186	—	—	$57,401,819	$286,259	$57,688,078

Proceeds from issuance of common stock, net	6,185,742	6,186	55,953,924	—	—	—	—	—	—	55,960,110	—	55,960,110

Issuance of common stock under distribution reinvestment plan	250,279	250	2,281,029	—	—	—	—	—	—	2,281,279	—	2,281,279

Repurchases of common stock	(184,740)	(185)	(1,691,845)	—	—	—	—	—	—	(1,692,030)	—	(1,692,030)

Offering costs	—	—	(3,372,602)	—	—	—	—	—	—	(3,372,602)	—	(3,372,602)

Shareholder distributions	—	—	—	—	(4,576,504)	—	—	—	—	(4,576,504)	—	(4,576,504)

Net investment income	—	—	—	—	3,300,975	—	—	—	—	3,300,975	—	3,300,975

Net realized gain on investments	—	—	—		—	4,578	—	—	—	4,578	—	4,578

Net change in unrealized appreciation on investments	—	—	—	—	—	—	143,727	—	—	143,727	55,702	199,429

Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	—	74,369	—	74,369	—	74,369

Net change in unrealized depreciation on swaps	—	—	—	—	—	—	—	—	(27,756)	(27,756)		(27,756)

Change in benefit from deferred taxes on unrealized appreciation on investments	—	—	—	—	—	—	3,715,255	—	—	3,715,255	—	3,715,255

Balances at September 30, 2016	12,973,248	$12,973	$110,884,431	$—	$(2,866,543)	4,578	$5,131,168	74,369	(27,756)	$113,213,220	$341,961	$113,555,181

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016

Operating activities:
Net increase in net assets from operations	$7,400,434	$7,266,850
Adjustments to reconcile net increase in net assets from
operations to net cash used in operating activities:
Amortization of deferred financing costs	150,317	44,683
Purchase of investments	(67,675,569)	(56,222,199)
Proceeds from principal payments and sales of investments	7,927,959	255,000
Net realized gain on investments	(693,882)	(4,578)
Net change in unrealized (appreciation) on investments	(2,358,498)	(199,429)
Net change in unrealized (appreciation) on foreign currency translation	(109,937)	(74,369)
Net change in unrealized depreciation on swap contracts	105,632	27,756
(Increase) decrease in other assets:
Due from advisor, net	—	26,636
Deferred tax assets, net of allowance	637,078	(4,963,802)
Other assets	35,037	58,870
Increase (decrease) in other liabilities:
Due to advisor, net	(56,183)	—
Management fee payable	77,268	114,131
Accounts payable and accrued expenses	25,714	158,588
Interest payable	61,085	(23,750)
Unearned revenue	—	399,811
Net cash used in operating activities	(54,473,545)	(53,135,802)

Financing activities:
Borrowings on Credit facility and term note	15,800,000	14,252,222
Paydowns on Credit facility and term note	(6,074,523)	(1,005,494)
Proceeds from issuance of shares of common stock, net	52,766,604	56,048,148
Distributions paid	(4,450,781)	(2,118,057)
Offering costs	(719,935)	(3,372,602)
Repurchases of common stock	(2,934,815)	(817,389)
Due to dealer manager re: Offering costs	(14,330)	253,896
Net cash provided by financing activities	54,372,220	63,240,724
Net increase (decrease) in cash and cash equivalents	(101,325)	10,104,922
Cash and cash equivalents, beginning of period	13,055,090	5,889,030
Cash and cash equivalents, end of period	$12,953,765	$15,993,952

Supplemental disclosure of cash flow information:
Shareholder distributions payable	$603,879	$334,152
Shareholder distributions reinvested in common stock	$3,425,597	$2,281,279
Payable for repurchases of common stock	$1,099,205	$874,642

Non cash financing activities
Shareholder receivable from sale of common stock	$141,680	$310,668
Investments disposed of/received through in-kind transactions	$1,920,306	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS
September 30, 2017
(unaudited)

Investments	Industry	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar				100% Ownership	$884,578	$1,140,732	0.6%

East to West Solar Portfolio	Alternative Energy - Solar				100% Ownership	27,934,875	26,699,936	14.8%

Green Maple Portfolio	Alternative Energy - Solar				100% Ownership	13,075,000	11,468,586	6.3%

Magnolia Sun Portfolio	Alternative Energy - Solar				100% Ownership	10,775,000	9,812,868	5.4%

Six States Solar Portfolio	Alternative Energy - Solar				100% Ownership	4,620,306	4,877,751	2.7%

Greenbacker Residential Solar Portfolio	Alternative Energy - Solar				100% Ownership or Managing Member, Majority Equity Owner	28,100,000	28,861,386	16.0%

Greenbacker Residential Solar Portfolio II	Alternative Energy - Solar				Managing Member, Majority Equity Owner	6,400,000	7,749,522	4.3%

Enfinity Colorado DHA Portfolio	Alternative Energy - Solar				100% Ownership	1,400,000	1,657,703	0.9%

Golden Horizons Solar Portfolio	Alternative Energy - Solar				100% Ownership	8,050,000	8,020,948	4.4%

Raleigh Portfolio	Alternative Energy - Solar				Managing Member, Majority Equity Owner	20,614,598	22,774,539	12.6%

Greenbacker Wind Portfolio	Alternative Energy - Wind				100% Ownership or Managing Member, Equity Owner	50,922,428	51,645,704	28.6%

GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement				100% Ownership	480,950	491,843	0.3%

Total Limited Liability Company Member Interests - Not readily marketable: 96.9%						$173,257,735	$175,201,518	96.9%

Energy Efficiency Secured Loans - Not readily marketable
Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25	%(b)	2/24/2025	$705,371	$705,371	$705,371	0.4%

Total Energy Efficiency Secured Loans - Not readily marketable: 0.4%						$705,371	$705,371	0.4%

Total United States Investments: 97.3%						$173,963,106	$175,906,889	97.3%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar				100% Ownership	$1,603,136	$2,126,139	1.2%
Total Canadian Investments: 1.2%						$1,603,136	$2,126,139	1.2%

INVESTMENTS: 98.5%						$175,566,242	$178,033,028	98.5%

OTHER ASSETS IN EXCESS OF LIABILITIES: 1.5%							2,752,911	1.5%

TOTAL NET ASSETS: 100.0%							$180,785,939	100.0%

(a) Percentages are based on net assets of $180,785,939 as of September 30, 2017.
(b) Per the loan agreement, interest commenced on January 24, 2016.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Fair Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,965,556	$ 82,605	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	20,900,650	(97,540)	—
							$ (14,935)	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULES OF INVESTMENTS

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

September 30, 2017 (unaudited)

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

Pursuant to an initial Registration Statement on Form S-1 (File No. 333-178786-01), the company offered up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 pursuant to a distribution reinvestment plan (“DRP”), through SC Distributors, LLC, the dealer manager. The offering pursuant to that initial Registration Statement terminated on February 7, 2017. Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), the company is offering on a continuous basis up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the DRP, on a “best efforts” basis through the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The company is publicly offering three classes of shares: Class A, C and I shares in any combination with a dollar value up to the maximum offering amount. In addition, the company is privately offering Class P-I shares. The share classes have different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted a DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. The company reserves the right to reallocate the offered shares within each offering between each and any share class and between its public offering and the DRP. Reference the LLC’s Prospectus Supplement No. 5 dated September 25, 2017 for additional information.

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

 As of September 30, 2017, the company has made solar, wind and energy efficiency investments in 13 portfolios, 12 domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States (See Note 3). As of December 31, 2016, the company had made solar, wind and energy efficiency investments in nine portfolios, eight domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States.

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

The financial information associated with the September 30, 2017 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The September 30, 2017 financial information has not been audited by the independent registered public accounting firm and they do not express an opinion thereon.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of September 30, 2017 and December 31, 2016.

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

Translation gains and losses arising from valuing foreign currency denominated assets and liabilities at the current exchange rate are reflected as part of net change in unrealized appreciation (depreciation) on translation of assets and liabilities denominated in foreign currencies in the consolidated statements of operations.

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

The advisor has established procedures to estimate the fair value of its investments which the company’s board of directors has reviewed and approved. The company will use observable market data to estimate the fair value of investments to the extent that market data is available. In the absence of quoted market prices in active markets, or quoted market prices for similar assets in markets that are not active, the company will use the valuation methodologies described below with unobservable data based on the best available information in the circumstances, which incorporates the company’s assumptions about the factors that a market participant would use to value the asset.

For investments for which quoted market prices are not available, which will comprise most of our investment portfolio, fair value will be estimated by using the income or market approach. The income approach is based on the assumption that value is created by the expectation of future benefits discounted to a current value and the fair value estimate is the amount an investor would be willing to pay to receive those future benefits. The market approach compares recent comparable transactions to the investment. Adjustments are made for any dissimilarity between the comparable transactions and the investments. These valuation methodologies involve a significant degree of judgment on the part of our advisor

In determining the appropriate fair value of an investment using these approaches, the most significant information and assumptions may include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the investment’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, the principal market and enterprise values, environmental factors, among other factors.

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

Calculation of Net Asset Value

Net asset value by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. Net asset value per share is calculated by dividing net asset value for each class by the total number of outstanding common shares for that class on the reporting date.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common stockholders per share for the three and nine months ended September 30, 2017 and September 30, 2016:

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Basic and diluted
Increase in net assets attributed to common stockholders	$3,100,203	$2,637,146	$6,782,658	$7,211,148
Weighted average common shares outstanding	19,915,778	12,101,964	17,882,948	10,109,329
	$0.16	$0.22	$0.38	$0.71

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

Distribution Policy

Distributions to members, if any, will be authorized and declared by our board of directors quarterly in advance and paid monthly. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our board of directors. Distributions will be made on all classes of shares at the same time. The cash distributions with respect to the Class C shares will be lower than the cash distributions with respect to the company’s other publicly offered share classes because of the distribution fee associated with the Class C shares, which is allocated specifically to Class C net assets. Amounts distributed to each class are allocated amongst the holders of the shares in such class in proportion to their shares. Distributions declared by our board of directors are recognized as distribution liabilities on the ex-dividend date.

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

The following table provides information in regard to the status of O&O costs (in 000’s) as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Total O&O Costs Incurred by the Advisor and Dealer Manager	$8,463	$7,498
Amounts previously reimbursed to the Advisor/Dealer Manager by the company	8,118	7,362
Amounts payable to Advisor/Dealer Manager by the company	66	136
Amounts of the contingent liability subject to payment by the company only upon adequate gross offering proceeds being raised	279	—

Financing Costs

Financing costs related to debt liabilities incurred by the company, GREC or any wholly-owned holding company formed specifically to be a credit agreement counterparty are presented on the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability. Financing costs are deferred and amortized using the straight-line method over the life of the debt liability.

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive distribution will be earned by an affiliate of our advisor on realized gains from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive distribution, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the company will include unrealized gains in the calculation of the capital gains incentive distribution expense and related capital gains incentive fee payable. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are actually realized. Thus on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period. As of September 30, 2017 and December 31, 2016, a capital gains incentive distribution allocation in the amounts of $618,362 and $586, respectively, was recorded in the consolidated financial statements. As of September 30, 2017, the total $618,632 incentive allocation includes $138,776 of realized gain from the sale of an investment as per the terms of the advisory agreement.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the date which approximates an expected liquidity event for the company. As of September 30, 2017 and December 31, 2016, the company recorded a liability for deferred sales commissions in the amount of $164,121 and $203,357, respectively.

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

The fair value of interest rate swap contracts open as of September 30, 2017 is included on the schedule of investments by contract. For the nine months ended September 30, 2017, the company’s average monthly notional exposure to interest rate swap contracts was $13,352,943.

Consolidated Statement of Assets and Liabilities - Values of Derivatives at September 30, 2017

	Asset Derivatives		Liability Derivatives

Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$82,605	Swap contracts, at fair value	$97,540
		$82,605		$97,540

The effect of derivative instruments on the Consolidated Statement of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the three months ended September 30, 2017	Change in net unrealized depreciation on derivative transactions for the nine months ended September 30, 2017
Swaps
Interest Rate Risk	$(45,628)	$(105,632)
	$(45,628)	$(105,632)

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

While we are currently of the opinion that the currency fluctuation between the Canadian and U.S. Dollar will not have a material impact on our operating results, we may in the future enter into derivatives or other financial instruments to hedge our foreign currency exchange risk if we believe not doing so would have a material impact our results of operations.

Income Taxes

The LLC intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. In any particular year, it is possible that the LLC will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the LLC does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation and the company would become taxable as a corporation for U.S. federal income tax purposes under the Internal Revenue Code. The LLC would be required to pay income tax at corporate rates on its net taxable income. Distributions to members from the LLC would constitute dividend income taxable to such members, to the extent of the company’s earnings and profits and the payment of the distributions would not be deductible by the LLC.

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

The company assessed its tax positions for all open tax years as of September 30, 2017 for all U.S. federal and state tax jurisdictions for the years 2013 through 2016. The results of this assessment are included in the company’s tax provision and deferred tax assets as of September 30, 2017.

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

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606 - Revenue from Contracts with Customers (ASU 2014-09). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The company will adopt this standard on January 1, 2018 using either the retrospective or cumulative effective transition method. The company has evaluated the impact of ASU 2016-20 on its consolidated financial statements and disclosures and does not expect the adoption to have a material impact on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented.  At this time, management is evaluating the impact of ASU No. 2016-02 on its consolidated financial statements and disclosures.

 Note 3. Investments

The composition of the company’s investments as of September 30, 2017 by geographic region, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$35,516,285	34,655,793	19.5%
Mid-West Region	1,007,586	1,009,912	0.6
Mountain Region	56,618,864	57,774,822	32.5
South Region	56,896,057	57,290,571	32.2
West Region	23,924,314	25,175,791	14.0
Total United States	$173,963,106	175,906,889	98.8%
Canada:	1,603,136	2,126,139	1.2
Total	$175,566,242	178,033,028	100.0%

The composition of the company’s investments as of December 31, 2016 by geographic region, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$31,340,575	$30,469,589	26.5%
Mid-West Region	935,103	1,025,354	0.9
Mountain Region	46,145,555	47,846,814	41.5
South Region	29,929,892	28,553,024	24.8
West Region	5,170,489	5,413,151	4.7
Total United States	$113,521,614	$113,307,932	98.4%
Canada:	1,603,136	1,815,169	1.6
Total	$115,124,750	$115,123,101	100.0%

The composition of the company’s investments as of September 30, 2017 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar	$85,954,357	$84,795,360	47.6%
Alternative Energy – Residential Solar	37,503,136	40,394,750	22.7
Alternative Energy – Wind	50,922,428	51,645,704	29.0
Energy Efficiency – Lighting Replacement	1,186,321	1,197,214	0.7
Total	$175,566,242	$178,033,028	100.0%

The composition of the company’s investments as of December 31, 2016 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar	$50,111,453	$47,858,768	41.6%
Alternative Energy – Residential Solar	21,453,136	22,303,070	19.3
Alternative Energy – Wind	42,277,428	43,643,215	37.9
Energy Efficiency – Lighting Replacement	1,282,733	1,318,048	1.2
Total	$115,124,750	$115,123,101	100.0%

Investments held as of September 30, 2017 and December 31, 2016 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors or investments in limited liability companies for which the company serves managing member.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investments, by major class, as of September 30, 2017, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$175,201,518	$175,201,518
Capital Stock	—	—	2,126,139	2,126,139
Energy Efficiency Secured Loans	—	—	705,371	705,371
Total	$—	$—	$178,033,028	$178,033,028
Other Financial Instruments*
Unrealized appreciation on open swap contracts	$—	$82,605	$—	$82,605
Unrealized depreciation on open swap contracts	—	(97,540)	—	(97,540)
Total	$—	$(14,935)	$—	$(14,935)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2017:

	Balance as of December 31, 2016	Net change in unrealized appreciation on investments	Realized gain	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Sales and Repayments of investments (2)	Balance as of September 30, 2017
Limited Liability Company Member Interests	$112,536,561	$2,157,465	$693,882	$—	$71,192,051	$(11,378,441)	$175,201,518
Capital Stock	1,815,169	201,033	—	109,937	—	—	2,126,139
Energy Efficiency - Secured Loans	771,371	—	—	—	—	(66,000)	705,371
Total	$115,123,101	$2,358,498	$693,882	$109,937	$71,192,051	$(11,444,441)	$178,033,028

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments for the three and nine months ended September 30, 2017 attributable to Level 3 investments still held at September 30, 2017 was $873,352 and $2,358,498, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the nine months ended September 30, 2017.

Net change in unrealized appreciation on investments at fair value for the three and nine months ended September 30 2017 was $873,352 and $2,358,498, respectively, included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. Net realized gains on investments for the three and nine months ended September 30, 2017 was $693,882 and $693,882. For the three and nine months ended September 30, 2017, net unrealized currency gains arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $58,013 and $109,937, respectively, and included within net change in unrealized appreciation on foreign currency translation in the consolidated statements of operations.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2016:

	Balance as of December 31, 2015	Net change in unrealized appreciation (depreciation) on investments	Realized gain	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Sales and Repayments of investments (2)	Transfers in	Transfers out	Balance as of September 30, 2016
Limited Liability Company Member Interests	$48,708,304	$(36,517)	$4,578	$—	$30,168,972	$(205,000)	$294,424	$—	$78,934,761
Capital Stock	1,562,967	235,946	—	74,369	—	—	—	—	1,873,282
Energy Efficiency - Secured Loans	1,183,295	—	—	—	(20,000)	(50,000)	—	(294,424)	818,871
Secured Loans - Other	—	—	—	—	26,045,471	—	—	—	26,045,471
Total	$51,454,566	$199,429	$4,578	$74,369	$56,194,443	$(255,000)	$294,424	$(294,424)	$107,672,385

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)	Includes principal repayments on loans.

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

Net change in unrealized appreciation on investments at fair value for the three and nine months ended September 30, 2016 was $1,166,483 and $199,429, respectively, included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. Net realized gains on investments for the three and nine months ended September 30, 2016 was nil and $4,578. For the three and nine months ended September 30, 2016, net unrealized currency gains (losses) arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $(22,634) and $74,369, respectively, and included within net change in unrealized appreciation (depreciation) on foreign currency translation in the consolidated statements of operations.

As of September 30, 2017, certain company investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of September 30, 2017:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy – Commercial Solar	$84,795,360	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.25% - 9.25%, 0.50% annual degradation in production, 13.5 – 34.3 years
Alternative Energy – Residential Solar	$40,394,750	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.25% - 9.25%, 0.50% annual degradation in production, 13.5 – 34.3 years
Alternative Energy – Wind	$51,645,704	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	8.50%, no annual degradation in production, 27.9 – 29.0 years
Energy Efficiency- Secured Loans and Leases– Lighting Replacement	$1,197,214	Income and collateral based approach	Market yields and value of collateral	10.25% - 20.40%

As of December 31, 2016, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2016:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy – Commercial Solar	$47,858,768	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.0% - 9.25%, 0.50% annual degradation in production, 31.7 years
Alternative Energy – Residential Solar	$22,303,070	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.0% - 9.25%, 0.50% annual degradation in production, 31.7 years
Alternative Energy – Wind	$43,643,215	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.75%, no annual degradation in production, 33.3 years
Energy Efficiency- Secured Loans and Leases – Lighting Replacement	$1,318,048	Income and collateral based approach	Market yields and value of collateral	10.25% - 21.31%

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

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	Up to 7% of gross offering proceeds from the sale of Class A and up to 3% of gross offering proceeds from the sale of Class C shares. No selling commission will be paid with respect to Class I and Class P-I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker- dealers.

Dealer Manager Fee — Dealer Manager	Up to 2.75% of gross offering proceeds from the sale of Class A and C shares, and up to 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager may re-allow a portion of its dealer manager fee to selected broker- dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company will pay the dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers Commencing as of September 30, 2016, the company estimates the amount of distribution fees expected to be paid and records that liability at the time of sale.

O&O costs — Advisor	The company reimburses the advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. While the company has targeted an offering expense ratio of 4.0% for O&O costs over the term of the current offering, 4.8% was charged on the offering that terminated as of February 7, 2017.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

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

For the three and nine months ended September 30, 2017, the company incurred $1,379,530 and $3,962,762, respectively, in operating expenses, including the management fees earned by the advisor. For the three and nine months ended September 30, 2016, the company incurred $1,174,847 and $2,615,919, respectively, in operating expenses, including the management fees earned by the advisor. Since January 1, 2015, the advisor has elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets. While the advisor has assumed responsibility for $830,884, of the company’s operating expenses under the expense reimbursement agreement since inception, as of December 31, 2016 the company had fully reimbursed the advisor for previously assumed operating expenses. Since average annual expenses were less than 5% for the three and nine months ended September 30, 2016, the company recorded a net payable to the advisor of $130,894 and $636,934, respectively, as reimbursement for assumption of past operating expenses.

For the three and nine months ended September 30, 2017, the advisor earned $873,961 and $2,330,599 respectively, in management fees. For the three and nine months ended September 30, 2016, the advisor earned $581,393 and $1,341,171, respectively, in management fees. While there was an incentive allocation of $137,860 of realized gain from the sale of an investment as per the terms of the advisory agreement, the consolidated financial statements reflect a $310,362 increase in incentive allocation for the three months ended September 30, 2017 and a $617,776 increase incentive allocation for the nine months ended September 30, 2017, based primarily upon unrealized appreciation on investments. The consolidated financial statements reflect a $228,769 increase in incentive allocation for the three months ended September 30, 2016 and a $55,702 increase in incentive allocation for the nine months ended September 30, 2016, based primarily upon unrealized appreciation on investments.

As of September 30, 2017, the payable due to advisor and dealer manager on the consolidated statements of assets and liabilities in the amount of $43,599 and $22,364, respectively, is comprised of a payable to the advisor and the dealer manager for reimbursable Organization and Offering Costs. As of December 31, 2016, the payable due to advisor and dealer manager on the consolidated statements of assets and liabilities in the amount of $99,782 and $36,694, respectively, are solely comprised of a payable to the advisor and the dealer manager for reimbursable Organization and Offering Costs. The company, dealer manager and advisor plan to cash settle any amounts due to/from advisor/dealer manager on a monthly basis.

For the three and nine months ended September 30, 2017, the company paid $208,977 and $590,030, respectively, in dealer manager fees and $538,779 and $1,733,704, respectively, in selling commissions to the dealer manager. For the three and nine months ended September 30, 2016, the company paid $295,387 and $1,040,263, respectively, in dealer manager fees and $985,721 and $3,645,218, respectively, in selling commission to the company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the company’s consolidated statements of operations.

For the three and nine months ended September 30, 2016, Greenbacker Administration, LLC invoiced the company $48,972 and $128,973, respectively, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments. For the three and nine months ended September 30, 2017, Greenbacker Administration, LLC invoiced the company $0 and $115,983. Effective on April 1, 2017, these expenses were invoiced directly to the company’s investments.

As of September 30, 2017 and December 31, 2016, respectively, the advisor owned 23,601 and 23,469 Class A shares. An affiliate of the advisor owned 93,191 Class A shares as of December 31, 2016.

Transactions

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of September 30, 2017, all loans and operating losses are considered current per their terms.

Note 6. Borrowings

On July 11, 2016, the company, through an indirect, wholly owned subsidiary, GREC Entity HoldCo LLC (the “Borrower”), entered into a Credit Agreement by and among the Borrower, the lenders party thereto and Fifth Third Bank, as administrative agent, as well as swap counterparty. The credit facility consisted of an initial term loan of $4,300,000 (the “Facility 1 Term Loan”) as well as a revolving credit facility in the aggregate principal amount of up to $33,250,000 (the “Revolver”). The amount outstanding on the Revolver, based upon the modified conversion date of September 9, 2017, was converted to an additional term loan facility in the amount of $10,000,000 (the “Facility 2 Term Loan”) (collectively, the “Credit Facility”). Both the Facility 1 Term Loan and the Facility 2 Term Loan mature in July 2021. Financing costs of $1,005,494 related to the credit facility have been capitalized and are being amortized over the term of the Facility 1 Term Loan.

The company used the net proceeds of borrowings under the Facility 1 Term Loan to repay amounts outstanding under a previously existing project loan. Loans made under the Credit Facility bear interest at 3.5% in excess of one-month LIBOR. Commitment fees on the average daily unused portion of the Revolver were payable at a rate per annum of 0.25%.

Interest on the Credit Facility is payable on the last day of each month commencing August 31, 2016. Principal on the Facility 1 Term Loan is payable at a fixed amount of $23,889 on the last day of each month based upon a fifteen-year amortization. The Revolver was interest only until it converted to the Facility 2 Term Loan. Principal on the Facility 2 Term Loan is payable at a fixed amount of $59,524 on the last day of each month based upon a fourteen-year amortization. Borrowings under the credit facility are secured by the assets, cash, agreements and equity interests in the Borrower and its subsidiaries. The company is a guarantor of the Borrower’s obligations under the Credit Facility.

In regard to the Credit Facility, we have entered into two interest rate swap agreements. The first swap, effective July 29, 2016, has an initial notional amount of $4,300,000 to swap the floating rate interest payments on the Facility 1 Term Loan for a corresponding fixed payment. The fixed swap rate is 1.11% with an all-in rate of 4.61% on the Facility 1 Term Loan. The second swap, with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,920,650, will be used to swap the floating rate interest payments on the Facility 2 Term Loan, and future term debt, for a corresponding fixed payment. The fixed swap rate is 2.261%.

If an event of default shall occur and be continuing under the Credit Facility, the commitments under the Credit Facility may be terminated and the principal amount outstanding under the Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

The company’s outstanding debt as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017					December 31, 2016
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
Revolver	N/A	N/A	N/A	N/A	N/A	$33,250,000	$—	$—	$—	$—
Facility 1 Term Loan	—	3,965,556	3,965,556	759,840	3,205,716	—	4,180,554	4,180,554	910,155	3,270,399
Facility 2 Term Loan	—	9,940,476	9,940,476	—	9,940,476	N/A	N/A	N/A	N/A	N/A
Total	$—	$13,906,032	$13,906,032	$759,840	$13,146,192	$33,250,000	$4,180,554	$4,180,554	$910,155	$3,270,399

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the three and nine months ended September 30, 2017:

	For the three months Ended September 30, 2017	For the nine months Ended September 30, 2017
Revolver interest	$81,654	$238,980
Revolver commitment fee	21,104	59,866
Credit Facility Loan interest	67,809	91,779
Amortization of deferred financing costs	50,655	150,315
Total	221,222	540,940
Weighted average interest rate on credit facility	4.75%	4.74%
Weighted average outstanding balance of credit facility	$6,597,752	$6,676,205

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the period July 11, 2016 through December 31, 2016:

For the period July 11, 2016 through December 31, 2016
Revolver interest	$164,179
Revolver commitment fee	29,927
Facility 1 Term Loan interest	96,248
Amortization of deferred financing costs	95,339
Unrealized gain on interest rate swap	$(90,697)
Total	294,996
Weighted average interest rate on credit facility	4.37%
Weighted average outstanding balance of credit facility	$10,991,000

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2017	250,238
2018	1,000,956
2019	1,000,956
2020	1,000,956
2021	10,652,926
$13,906,032

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

Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017 and are no longer offered for sale.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of September 30, 2017:

	Shares Outstanding as of December 31, 2016	Shares Issued During the Period	Shares Converted During the Period	Shares Repurchased During the Period	Shares Outstanding as of September 30, 2017
Class A shares	10,878,502	2,340,646	—	(284,438)	12,934,710
Class C shares	1,041,836	230,128	—	—	1,271,964
Class I shares	2,754,491	1,402,500	—	(61,502)	4,095,489
Class P-A shares	47,774	3,092	(50,866)	—	—
Class P-I Shares	199,319	2,309,971	50,866	—	2,560,156
Total	14,921,922	6,286,337	—	(345,940)	20,862,319

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2016:

	Shares Outstanding as of December 31, 2015	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2016
Class A shares	5,420,728	5,719,394	(261,620)	10,878,502
Class C shares	248,456	793,380	—	1,041,836
Class I shares	1,052,783	1,726,743	(25,035)	2,754,491
Class P-A shares	—	47,774	—	47,774
Class P-I Shares	—	199,319	—	199,319
Total	6,721,967	8,486,610	(286,655)	14,921,922

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the nine months ended September 30, 2017 and September 30, 2016 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the nine months ended September 30, 2017:
Proceeds from Shares Sold	$18,846,412	$1,778,400	$11,618,598	$27,075	$20,155,077	$52,425,562
Proceeds from Shares Issued through Reinvestment of Distributions	$2,283,310	$265,082	$877,204	$—	$—	$3,425,596
Capital transfers from the conversion of Shares	$—	$—	$—	$(441,005)	$441,005	$—
For the nine months ended September 30, 2016:
Proceeds from Shares Sold	$37,833,202	$5,670,542	$12,243,309	256,725	173,250	$56,177,028
Proceeds from Shares Issued through Reinvestment of Distributions	$1,662,879	$155,337	$463,063	—	—	$2,281,279

As of September 30, 2017 and December 31, 2016, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The LLC Agreement also authorizes the board of directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit. The proceeds related to the shareholder receivable amount of $141,680 presented on the consolidated statements of assets and liabilities as of September 30, 2017 was subsequently collected on October 2, 2017.

Distribution Reinvestment Plan

The company adopted a distribution reinvestment plan (“DRP”) through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the public offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the public offering. As of September 30, 2017 and December 31, 2016, $50,000,000 in shares were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of September 30, 2017 and December 31, 2016, 861,261 and 478,421 shares, respectively, were issued under the DRP.

Share Repurchase Program

During the quarter ended September 30, 2015, the company commenced a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold Class A, C, I or P-I shares (commencing as of October 1, 2017) to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program includes numerous restrictions that will limit a shareholders ability to sell shares. Unless the board of directors determines otherwise, the company limits the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the DRP. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the nine months ended September 30, 2017, the company repurchased 284,438 Class A shares and 61,502 Class I shares at a total purchase of $2,538,267 and $549,983, respectively, pursuant to the company’s share repurchase program, including 93,192 shares from an affiliate of the advisor.

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

		Class of Share
Distribution Period		A	C	I	P-A	P-I
1-Jan-15	31-Oct-15	$0.0016438	$0.0016438	$0.0016438	—	—
1-Nov-15	31-Jan-16	$0.0016478	$0.0016478	$0.0016478	—	—
1-Feb-16	30-Apr-16	$0.0016551	$0.0016551	$0.0016551	—	—
1-May-16	31-Jul-16	$0.0016617	$0.0016617	$0.0016617	$0.0015826	$0.0015826
1-Aug-16	31-Oct-16	$0.0016766	$0.0016766	$0.0016766	$0.0015968	$0.0015968
1-Nov-16	31-Jan-17	$0.0016856	$0.0016402	$0.0016856	$0.0016036	$0.0016036
1-Feb-17	31-Apr-17	$0.0016807	$0.0016350	$0.0016807	$0.0015952	$0.0015952
1-May-17	31-Jul-17	$0.0016710	$0.0016273	$0.0016710	$0.0015952	$0.0015828
1-Aug-17	30-Sep-17	$0.0016690	$0.0016265	$0.0016690	N/A	$0.0015901

The following table reflects the distributions declared during the nine months ended September 30, 2017:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2017	$431,686	$349,842	$781,528
March 1, 2017	413,270	332,761	746,031
April 3, 2017	482,113	371,902	854,015
May 1, 2017	486,864	370,463	857,327
June 1, 2017	524,909	383,585	908,494
July 3, 2017	534,165	382,339	916,504
August 1, 2017	572,833	406,993	979,826
September 1, 2017	600,962	415,864	1,016,826
October 1, 2017	603,869	411,848	1,015,717
Total	$4,650,671	$3,425,597	$8,076,268

The following table reflects the distributions declared during the nine months ended September 30, 2016:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2016	$171,410	$185,680	$357,090
March 1, 2016	182,825	195,193	378,018
April 1, 2016	221,088	221,729	442,817
May 2, 2016	234,799	241,934	476,733
June 1, 2016	261,003	271,362	532,365
July 1, 2016	270,112	277,033	547,145
August 1, 2016	296,391	288,859	585,250
September 1, 2016	323,445	299,790	623,235
October 3, 2016	334,152	299,699	633,851
Total	$2,295,225	$2,281,279	$4,576,504

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Cash from operations	$4,450,781	$2,029,250
Offering proceeds	—	88,807
Total Cash Distributions	$4,450,781	$2,118,057

All distributions paid for the nine months ended September 30, 2017 are expected to be reported as a return of capital to stockholders for tax reporting purposes and all distributions paid for the nine months ended September 30, 2016 were reported as a return of capital to stockholders for tax purposes.

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $250,000,000 in net assets is reached, the portfolio is leveraged by at least 33% as well as being fully invested in operating assets.

Note 9. Commitments and Contingencies

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of September 30, 2017, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to various project loan agreements between the operating subsidiaries of East to West Solar LLC, Green Maple LLC, Greenbacker Residential Solar II and Greenbacker Wind LLC and various lenders (financial institutions, the Colorado Housing and Finance Authority and the Vermont Economic Development Authority), the operating entities have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from March 2021 through March 2032. In addition to the company, East to West Solar LLC and Green Maple LLC (the “Guarantors”) have provided an unsecured guaranty on approximately $2,194,493 and $4,583,942, respectively, of term loans as of September 30, 2017. The guarantors would only have to perform under the guarantee if the cash flow or the liquidation of collateral at the operating subsidiaries was inadequate to fully liquidate the remaining loan balance.

Pursuant to a credit agreement between Holdco and a financial institution, Holdco has pledged all solar operating assets as well as all membership interests in operating subsidiaries owned by Holdco as collateral for the loan. GREC and the company have provided an unsecured guaranty on approximately $14,100,000 on the loans as of September 30, 2017.

Unsecured guarantee of subsidiary renewable energy credit (“REC”) forward contracts: For the majority of the forward REC contracts currently effective as of September 30, 2017 where a subsidiary of the company is the principal, the company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is approximately $98,250 as of September 30, 2017.

See Note 1 – Organization and Operations of the Company and Note 5 – Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the company attributed to Class A, C, I and P-I shares for the nine months ended September 30, 2017.

	For the nine months ended September 30, 2017
	Class A Shares	Class C Shares	Class I Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.69	$8.44	$8.69	$8.67
Net investment income (3)	0.26	0.26	0.26	0.26
Net unrealized appreciation on investments, net of incentive allocation to special unitholder	0.13	0.13	0.13	0.13
Change in translation of assets and liabilities denominated in foreign currencies	0.01	0.01	0.01	0.01
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.01)	(0.01)	(0.01)	(0.01)
Net increase in net assets attributed to common stockholders	0.39	0.39	0.39	0.39
Shareholder distributions:
Distributions from net investment income	(0.28)	(0.28)	(0.28)	(0.28)
Distributions from offering proceeds	(0.18)	(0.17)	(0.18)	(0.16)
Offering costs and deferred sales commissions	(0.03)	(0.02)	(0.07)	(0.02)
Other (2)	0.05	0.06	0.09	0.15
Net decrease in members’ equity attributed to common shares	(0.05)	(0.02)	(0.05)	0.08
Net asset value for common shares at end of period	$8.64	$8.42	$8.64	$8.75
Common shareholders’ equity at end of period	$111,696,726	$10,708,518	$35,366,285	$22,396,048
Common shares outstanding at end of period	12,934,710	1,271,964	4,095,489	2,560,156

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	4.61%	4.97%	4.61%	6.12%
Ratio of net investment income to average net assets	3.98%	4.09%	3.98%	3.95%
Ratio of operating expenses to average net assets	3.45%	3.54%	3.45%	3.42%
Portfolio turnover rate	7.84%	7.84%	7.84%	7.84%

(1) The per share data for Class A, C, I and P-I Shares were derived by using the weighted average shares outstanding during the nine months ended September 30, 2017, which were 12,042,633, 1,147,093, 3,279,524 and 1,385,938, respectively.

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

Note 11. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2017 (unaudited) except as noted below.

The company on October 31, 2017 acquired North Palm Springs Investments, LLC (“NPSI”) for approximately $7,700,000. NPSI, which will be included in the Golden Horizons Portfolio, consists of 2 operating solar photovoltaic systems comprising 7.7 MW located in North Palm Springs, California. The projects were placed in service throughout 2011 and sell power to Southern California Edison through a 20-year power purchase agreement with approximately 14 years remaining as of the acquisition date.

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

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the nine months ended September 30, 2017 and the year ended December 31, 2016.

	For the nine months ended September 30, 2017	For the year ended December 31, 2016
Investment grade:
Utility	63.5%	72.2%
Municipality	8.6	6.2
Corporation	0.4	1.2
Subtotal investment grade	72.5%	79.6%

Non-investment grade or no rating:
Utility	0.5%	1.1%
Municipality	4.5	5.9
Individual	19.5	10.0
Corporation	3.0	3.4
Subtotal non-investment grade or no rating	27.5%	20.4%

Total	100.0%	100.0%

Our power purchase agreements, when structured with utilities and other large commercial users of electricity, are generally long-term in nature, tied to 100% of the output of the specific generating asset, and priced at a rate established pursuant to a formula set by the contract. The formula is often dependent upon the type of subsidies, if any, offered by the local and state governments for project development. Although we focus on projects with long-term contracts that ensure price certainty, we also look for projects with shorter term arrangements that will allow us to participate in market rate changes which may lead to higher current income.

Certain of the power purchase agreements for our projects are structured as “behind the meter” agreements with residential, commercial or government entities. Under the agreements, all electricity generated by a project will be purchased by the off taker at an agreed upon rate that may be set at a slight discount to the retail electric tariff rate for the off-taker. These agreements also typically provide for annual rate increases over the term of the agreement although that is not a necessary requirement. The behind the meter agreement is generally long-term in nature and further typically provides that, should the off-taker fail to fulfill its contractual obligation, any electricity that is not purchased by the off-taker may be sold to the local utility, usually at an equivalent wholesale spot electric rate.

We have structured some of our investments in residential solar with a similar commercial arrangement to that of the power purchase agreements with utilities and other large commercial users of electricity for our energy projects, as described above. Recently, we acquired residential solar assets which have a private purchase agreement with the residential homeowner as counterparty as well as leasing the solar assets to a residential owner on a long-term basis where the residential owner directly receives the benefit of the electricity generated.

We currently finance energy efficiency projects, which seek to enable residential customers, businesses and governmental organizations to consume less energy while at the same time providing the same or greater level of amenity. Financing for energy efficiency projects is generally used to pay for energy efficiency retrofits of buildings, homes, businesses, and replacement of other inefficient energy consuming assets with more modern technologies. These projects are structured to provide predictable long-term cash flows by receiving a portion of the energy savings and the potential sale of associated RECs and EECs generated by such installations. In each of our renewable energy and energy efficiency investments, we intend, where appropriate, to maximize the benefits of renewable portfolio standards or RPS as well as other U.S. federal, state and local government support and incentives for the renewable energy industry.

The table below sets forth the company’s investments in alternative energy generation portfolios as of September 30, 2017.

	Acquisition Date	Industry	Location(s)	Form of Investment	Cost **/ Principal Amount*	Assets	Generation Capacity in (MW)*
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015	Alternative Energy – Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$27,934,875	Commercial ground and roof mounted solar photovoltaic systems	19.46
Magnolia Sun Portfolio	Third quarter 2015, First quarter 2016	Alternative Energy – Commercial Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted solar photovoltaic systems	5.302
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Commercial Solar	Vermont	100% equity ownership	$13,075,000	Commercial ground mounted solar photovoltaic systems	7.393
Canadian Northern Lights Portfolio	Fourth quarter 2014 Fourth quarter 2015	Alternative Energy – Residential Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	0.560
Six States Solar Portfolio	Fourth quarter 2015, Third quarter 2017	Alternative Energy – Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% equity ownership	$4,620,306	Ground and roof mounted solar systems	12.973
Greenbacker Wind Portfolio	Fourth quarter 2015, Fourth quarter 2016, Second quarter 2017	Alternative Energy – Wind	Montana and Idaho	100% equity ownership or managing member, equity owner	$50,922,428	Operating wind power facilities	45.5
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency – Lighting Replacement	Pennsylvania	Secured Loan	$705,371	Energy efficiency LED lighting	—
Greenbacker Residential Solar Portfolio	Third quarter 2016, First quarter 2017, Second quarter 2017	Alternative Energy – Residential Solar	Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	100% equity ownership or managing member, majority equity owner	$28,100,000	Residential rooftop mounted solar photovoltaic systems	18.559
Greenbacker Residential Solar Portfolio II	Second quarter 2017	Alternative Energy – Residential Solar	Arizona, California, Connecticut, Maryland, Massachusetts, Nevada, New Jersey and New York	Managing member, majority equity owner	$6,400,000	Residential rooftop mounted solar photovoltaic systems	10.221
Enfinity Colorado DHA Portfolio	First quarter 2017	Alternative Energy – Residential Solar	Colorado	100% equity ownership	$1,400,000	Residential rooftop mounted solar photovoltaic systems	2.508
Raleigh Portfolio	Third quarter 2017	Alternative Energy – Commercial Solar	North Carolina	Managing member, majority equity Owner	$20,614,598	Commercial ground mounted solar photovoltaic systems	27.829
Golden Horizons Solar Portfolio	Expected Fourth quarter 2017***	Alternative Energy – Solar	California	100% equity ownership	$8,050,000	Commercial ground mounted solar photovoltaic systems	7.792
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency – Lighting Replacement	Puerto Rico	Capital lease	$480,950	Energy efficiency LED lighting	—
Sunny Mountain Portfolio	Third quarter 2014	Alternative Energy – Commercial Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.801

* Approximate.

** Does not include assumed project level debt.

*** See Note 11.

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

After the finalization of the September 30, 2017 net asset value, the current offering price of the Class A shares is $9.735 per share, the current offering price of the Class C shares is $9.089 per share, the current offering price of the Class I shares is $8.943 per share, and the current offering price of the Class P-I shares is $8.75 per share.

As of September 30, 2017, through initial purchases of shares and participation in the distribution reinvestment program, our advisor owned 23,601 shares. As of December 31, 2016, our advisor and its affiliate owned 23,469 and 93,191 shares, respectively.

As of September 30, 2017, we had received subscriptions for and issued 21,873,181 of our shares (including shares issued under the DRP) for gross proceeds of $211,096,530 (before dealer-manager fees of $3,049,644 and selling commissions of $10,626,455 for net proceeds of $197,420,431). As of December 31, 2016, we had received subscriptions for and issued 15,223,577 of our shares (including shares issued under the DRP) for gross proceeds of $149,746,470 (before dealer-manager fees of $2,416,177 and selling commissions of $8,713,815 for net proceeds of $138,616,478).

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

Opportunities in Solar Power Today

We believe that the greatest opportunity exists within the Small Utility Scale segment of the market where the company can buy assets with similar commercial attributes to the Large Utility Scale projects (Investment Grade off-taker, same equipment and warrantees, same operations and maintenance service provider, etc.) but where returns are higher. In our view, there is a significant opportunity to aggregate portfolios of high quality Small Utility Scale projects working with experienced developers looking for a reliable and sustainable source of capital to increase the certainty of them closing transactions. As a result, we have been focusing on building relationships with respected developers with a view to acquiring pipelines of projects rather than one-off deals. By working closely with developers to efficiently close their transactions, we are seeking to create a sustainable competitive advantage which will lead to recurring and consistent deal flow. Recently, we have been working with developers of residential rooftop solar assets as we believe a significant opportunity exists to securitize residential solar assets once significant scale is achieved resulting in increased value and return. Importantly our strategy is differentiated from the developer/owner operators mentioned above because we do not ever seek to compete with the developers but rather to work in lock-step with them so that they can achieve sustainable development profits and we have access to pipelines of transactions, which align with our current investment strategy and focus.

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

Generally speaking, the policy changes that have occurred over the past decade at the U.S. Environmental Protection Agency and U.S. Department of Energy have been very positive for renewables with stronger emission regulations and other mandates improving the case for renewable energy assets. In addition, the U.S. Energy Information Association forecasts that approximately 65,000 megawatts (“MW”) of older generating capacity will be retired and go offline by 2020 all of which will need to be replaced by new energy sources. Their current prediction is that at least 50% of that replacement will come from new renewable generating capacity (approximately 25% by wind and 25% by solar). While the current U.S. administration has indicated greater support for traditional sources of energy and the potential reduction in support for alternative energy production, management is of the opinion that any changes enacted by the current U.S. administration will not have a material impact on our operations. In addition, a recent preliminary ruling issued by the U.S. International Trade Commission could result in the placement of tariffs or minimum import prices on PV panels imported to the U.S. that could have an impact on overall U.S. demand.

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

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. As of September 30, 2017 and December 31, 2016, the company recorded a liability for deferred sales commissions in the amount of $164,121 and $203,357, respectively.

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

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606 - Revenue from Contracts with Customers (ASU 2014-09). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The company will adopt this standard on January 1, 2018 using either the retrospective or cumulative effective transition method. The company has evaluated the impact of ASU 2016-20 on its consolidated financial statements and disclosures and does not expect the adoption to have a material impact on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented.  At this time, management is evaluating the impact of ASU No. 2016-02 on its consolidated financial statements and disclosures.

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

Portfolio and Investment Activity

As of September 30, 2017, the company invested in numerous solar, wind and energy efficiency projects included in 13 investment portfolios, as well as one energy efficiency secured loan, as follows:

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

Green Maple Portfolio

The company committed owns nine solar power facilities in various locations in the state of Vermont (the “Green Maple Portfolio”). In conjunction with constructing these facilities, the company entered into separate loan agreements for seven facilities with the Vermont Economic Development Authority (“VEDA”) of which approximately $4,583,942 in loans are outstanding as of September 30, 2017.

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

Magnolia Sun Portfolio

The company owns four solar facilities in Tennessee, with a total generation capacity of 3.0 MW. The four assets which are owned within the Magnolia Sun Portfolio (named “Powerhouse One”), consist of commercial grade, ground mounted solar systems located on leased property within a five-mile radius in Fayetteville, Tennessee. Electricity produced by the portfolio is sold under long term PPAs with two investment grade counterparties; the Tennessee Valley Authority and Fayetteville Public Utilities. The PPAs have an average remaining contract life of approximately 14.34 years.

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

On March 24, 2016, the company acquired eleven solar facilities in Tennessee, with a total generation capacity of 1.75 MW, for a total purchase price of approximately $3,100,000 (named “SolaVerde”). Included in the Magnolia Sun Portfolio, SolaVerde consists of ground and roof mounted solar systems located on leased property near Fayetteville, Sneedville and Tazewell, Tennessee. Electricity produced by the portfolio is sold under long term PPAs with the Tennessee Valley Authority, an investment grade utility and two North Carolina municipal entities. The PPAs have an average remaining contract life of approximately 14.7 years.

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

The Canadian Northern Lights Portfolio produces revenue from the sale of electricity measured in kilowatt hours (kWh) to the OPA, the sole off-taker for all the solar systems. The price of electricity sold, based upon the rate contained in the OPA contract, is between CAD $0.549 and CAD $0.802 per kWh. On average, the OPA contracts have a remaining life of approximately 14.2 years unless terminated earlier by either party pursuant to the terms of each contract.

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

See Floyd Road Solar Farm Portfolio discussion below for further information.

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

On March 3, 2017, the company signed a purchase and sale agreement to purchase an additional 747 residential photovoltaic solar systems, with aggregate generating capacity of 6.219 MW DC, from ORE and certain direct and indirect subsidiaries. The portfolio of systems, located in Hawaii, Massachusetts, New Jersey, Arizona, California, New York, Connecticut, and Maryland, is a mix of systems with power purchase agreements and operating lease systems that had original agreement terms of 20 years. The weighted average remaining life of these systems at the expected time of purchase was approximately 18.0 years. The closing of the transaction occurred in two tranches, with the first tranche including an additional 193 systems, in the amount of approximately $2,250,000 closing on March 15, 2017, and the second tranche including an additional 554 systems, in the amount of approximately $5,800,000 closing on May 15, 2017. In response to the recent wildfires in California, the company has received no specific information regarding potential damage sustained by any of its solar installations in California. The company routinely monitors operating data received from these California sites and has observed no related anomalies within this operating data. As a result, the company is of the opinion there is no related impairment or loss regarding any of its solar installations in California. This also applies to other commercial solar assets located in California held in other portfolios.

Greenbacker Residential Solar II Portfolio

On June 13, 2017, the company signed a purchase and sale agreement to purchase 1,252 operating residential photovoltaic solar systems, with aggregate generating capacity of 8.897 MW DC, from a subsidiary of TerraForm Power for approximately $6,000,000. The portfolio of systems, located in Arizona, California, Connecticut, Massachusetts, Maryland, Nevada, New Jersey and New York, all are subject to power purchase agreements that had original agreement terms of 20 years. The weighted average remaining life of these systems at time of purchase was approximately 18.6 years. The transaction closed on June 30, 2017. On August 24, 2017, the company added an additional 34 sites (the Hudson Portfolio) representing approximately 252 KW DC of generating capacity from TerraForm for $1. These sites are located in Massachusetts and New Jersey.

Floyd Road Solar Farm Portfolio

On April 10, 2017, the company acquired 6.75 MW of operating solar power facilities located on one site in Gaston, North Carolina (“Floyd Road”), for a total purchase price of approximately $10,700,000. All of the energy generated by the systems, which reached commercial operation date in the second quarter of 2017, has been sold under a 15 year power purchase agreement to Dominion Energy. On July 14, 2017, the company sold Floyd Road for approximately $11,400,000 and leased the facility back for a period of 24 years. De Lage Landen Financial Services was the sale/leaseback entity. This commercial solar facility is included in the Six States Portfolio as of September 30, 2017.

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

Raleigh Portfolio

On August 23, 2017, the company signed an agreement to acquire the Raleigh Portfolio for approximately $20,500,000. The Raleigh Portfolio is a collection of 5operating solar PV systems comprising 27.8 MW located in eastern North Carolina. The projects were placed in service throughout 2015 and sell power to Duke Energy through a 15 year PPA.

The pricing on the PPA is based on time of day production that equals approximately a $0.066/kWh rate with no annual escalations over the contract period. All of the systems qualify for renewable energy credits in North Carolina at $5.00 per MWh for 15 years from commercial operation date while one of the projects also has a contract for $1.00 per MWh for an additional 10 years.

With the inclusion of owned and leased assets, the company operates approximately 113.4 MW of operating solar power facilities throughout the United States as of September 30, 2017.

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

As of September 30, 2017, the company operates approximately 45.5MW of operating wind power facilities in the western United States.

GREC Energy Efficiency Portfolio

The company maintains three capital leases with AEC-LEDF, LLC related to the ownership of energy efficient lighting fixtures in three commercial locations in Puerto Rico, United States. The combined value of capital leases as of September 30, 2017 is approximately $491,430. The lease period under each of the master lease agreements correspond with underlying equipment service agreements between LED Funding LLC, the seller of the equipment to GREC Energy Efficiency Portfolio, and the owners of the commercial locations. The equipment service agreement terms range from seven to ten years. At the end of each of the lease terms, ownership of the fixtures is retained by the owners of the commercial locations. In response to hurricane damage sustained in Puerto Rico in September 2017, the company has received no specific information about the condition of the facilities that were retrofitted, but has received information that based upon where the storm hit, the facilities were expected to be unaffected. As a result, the company is of the opinion that there is no impairment of the retrofitted facilities.

Renew AEC One, LLC

In September 2015, the company entered into a secured loan agreement with Renew AEC One, LLC to fund the installation and purchase of energy efficiency lighting in a warehouse in Pennsylvania. The loan, which is valued at $705,371 as of September 30, 2017, bears an interest rate of 10.25% per annum. The principal is amortized over ten years ending in February 2025.

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans and capital leases outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of September 30, 2017, all loans and capital leases were considered current per their terms.

Investment Summary

The following table presents the purchases of new investments or the funding of additional capital for existing investments for the nine months ended September 30, 2017 and September 30, 2016:

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Alternative Energy - Commercial Solar
East to West Solar Portfolio	$4,678,000	$3,623,875
Floyd Road Solar Farm	10,684,559	—
Green Maple Portfolio	180,000	3,300,000
Golden Horizons Solar Portfolio	8,050,000	—
Magnolia Sun Portfolio	—	3,225,000
Six States Solar Portfolio	2,320,306	—
Raleigh Portfolio	20,614,598	—
Alternative Energy - Residential Solar
Canadian Northern Lights Portfolio	—
Enfinity Colorado DHA Portfolio	1,400,000	—
Greenbacker Residential Solar Portfolio	8,250,000	19,850,000
Greenbacker Residential Solar II	6,400,000	—
Alternative Energy – Wind
Greenbacker Wind LLC Portfolio	8,645,000	410,000
Secured Loans - Other

Greenfield Secured Turbine Loan	—	26,045,471

Total	$71,222,463	$56,454,346

The composition of the company’s investments as of September 30, 2017, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar:
East to West Solar Portfolio	$27,934,875	$26,699,936	15.1%
Raleigh Portfolio	20,614,598	22,774,539	12.8
Green Maple Portfolio	13,075,000	11,468,586	6.4
Golden Horizons Solar Portfolio	8,050,000	8,020,948	4.5
Magnolia Sun Portfolio	10,775,000	9,812,868	5.5
Six States Solar Portfolio	4,620,306	4,877,751	2.7
Sunny Mountain Portfolio	884,578	1,140,732	0.6
Subtotal	$85,954,357	$84,795,360	47.6%
Alternative Energy – Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$2,126,139	1.2%
Enfinity Colorado DHA Portfolio	1,400,000	1,657,703	0.9
Greenbacker Residential Solar Portfolio	28,100,000	28,861,386	16.2
Greenbacker Residential Solar II	6,400,000	7,749,522	4.4
Subtotal	$37,503,136	40,394,750	22.7%
Alternative Energy - Wind:
Greenbacker Wind Portfolio	$50,922,428	51,645,704	29.0%
Subtotal	$50,922,428	51,645,704	29.0%
Energy Efficiency Secured Loans:
GREC Energy Efficiency Portfolio	$480,950	491,843	0.3%
Renew AEC One, LLC	705,371	705,371	0.4
Subtotal	$1,186,321	1,197,214	0.7%
Total	$175,566,242	178,033,028	100.0%

The composition of the company’s investments as of December 31, 2016, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar
East to West Solar Portfolio	$23,256,875	$21,943,079	19.1%
Green Maple Portfolio	12,895,000	11,447,775	9.9
Magnolia Sun Portfolio	10,775,000	10,445,788	9.1
Six States Solar Portfolio	2,300,000	2,846,174	2.5
Sunny Mountain Portfolio	884,578	1,175,952	1.0
Alternative Energy – Residential Solar
Canadian Northern Lights Portfolio	1,603,136	1,815,169	1.5
Greenbacker Residential Solar Portfolio	19,850,000	20,487,901	17.8
Alternative Energy - Wind
Greenbacker Wind Portfolio	42,277,428	43,643,215	37.9
Energy Efficiency
GREC Energy Efficiency Portfolio	511,362	546,677	0.5
Renew AEC One, LLC	771,371	771,371	0.7
Total	$115,124,750	$115,123,101	100.0%

The composition of the company’s investments as of September 30, 2017 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar	$85,954,357	$84,795,360	47.6%
Alternative Energy – Residential Solar	37,503,136	40,394,750	22.7
Alternative Energy - Wind	50,922,428	51,645,704	29.0
Energy Efficiency - Lighting Replacement	1,186,321	1,197,214	0.7
Total	$175,566,242	$178,033,028	100.0%

The composition of the company’s investments as of December 31, 2016 by industry, at amortized cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Alternative Energy – Commercial Solar	$50,111,453	$47,858,768	41.6%
Alternative Energy – Residential Solar	21,453,136	22,303,070	19.3
Alternative Energy - Wind	42,277,428	43,643,215	37.9
Energy Efficiency - Lighting Replacement	1,282,733	1,318,048	1.2
Total	$115,124,750	$115,123,101	100.0%

Results of Operations

A discussion of the results of operations for the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016 are as follows:

Revenues. As the majority of our assets consist of equity investments in renewable energy projects, the majority of our revenue is generated in the form of dividend income. Dividend income from our privately held, equity investments are recognized when received. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three and nine months ended September 30, 2017 totaled $3,598,753 and $8,802,929 respectively, while interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees) amounted to $64,882 and $164,075, respectively. Dividend income for the three and nine months ended September 30, 2016 totaled $1,983,374 and $4,153,072, respectively, while interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees) amounted to $1,102,139 and $1,234,298, respectively.

The increase in dividend income from the prior three and nine month periods ended September 30, 2016 was primarily attributed to the acquisition of renewable energy projects throughout the past year as the value of our investments increased from $82 million as of September 30, 2016 to $177 million as of September 30, 2017, or a 115% increase. As new projects were purchased by the company, the volume of overall electricity generated by our project investments increased which increased net income available for distribution to the company. The significant decrease in interest income for the three and nine month periods ended September 30, 2017 versus 2016 was primarily attributed to the repayment of the turbine supply loan in the fourth quarter of 2016.

Expenses. For the three and nine months ended September 30, 2017, the company incurred $1,379,530 and $3,962,762 in operating expenses, respectively, including the management fees earned by the advisor. For the three and nine months ended September 30, 2016, the company incurred $1,174,847 and $2,615,919 in operating expenses, respectively, including the management fees earned by the advisor. The company and the advisor entered into an expense reimbursement agreement on January 30, 2014, ending on December 31, 2016, whereby the advisor agreed to reimburse the company for certain operating expenses above rate limits to maintain the company’s operating expenses at a specified level (as defined within the agreement). Once the company’s expenses were below that limit, the company was obligated to repay the advisor for all previous expenses reimbursed by the advisor until the advisor was fully reimbursed. For the three and nine months ended September 30, 2016, the company recorded a net $130,894 and $636,934, respectively, payable to the advisor as reimbursement for assumption of past operating expenses. Thus, total expenses, net of expense waiver and reimbursement, for the three and nine months ended September 30, 2016 was $1,305,741 and $3,252,853, respectively.

For the three and nine months ended September 30, 2017, the advisor earned $873,961 and $2,330,599, respectively, in management fees. While there was an incentive allocation of $137,860 earned to date by the advisor due to the sale of Floyd Road Solar Farm LLC, the consolidated financial statements reflect a $310,362 increase in incentive allocation for the three months ended September 30, 2017 and a $617,776 increase in incentive allocation for the nine months ended September 30, 2017, based primarily upon net unrealized appreciation.

For the three and nine months ended September 30, 2016, the advisor earned $581,393 and $1,341,171, respectively, in management fees. While there was an incentive allocation of $916 earned to date by the advisor, the consolidated financial statements reflect a $228,769 increase in incentive allocation for the three months ended September 30, 2016 and a $55,702 increase in incentive allocation for the nine months ended September 30, 2016, based primarily upon net unrealized appreciation.

For the three and nine months ended September 30, 2016, Greenbacker Administration, LLC invoiced the company $48,972 and $128,973, respectively, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments. For the three and nine months ended September 30, 2017, Greenbacker Administration, LLC invoiced the company $0 and $115,983. Effective on April 1, 2017, these expenses were invoiced directly to the company’s investments.

Lastly, for the three and nine months ended September 30, 2017, the company incurred a decrease in deferred tax benefits from operations in the amounts of $1,176,540 and $402,612, respectively, mainly due to an increase in the allocation of income on a tax basis from partnership interests owned by the company and an increase related to the tax effect of the tax basis unrealized gain on investments. The company’s franchise tax expense in the Statement of Operations decreased in the period ending September 30, 2017 as a majority of franchise tax expense on various solar facilities previously recorded by the company was transferred to the subsidiary directly responsible for generating the franchise tax liability. For the three and nine months ended September 30, 2016, the company incurred an decrease in deferred tax expense from operations in the amount of $9,352 and an increase in deferred tax benefit from operations in the amount of $1,248,547, respectively, which was offset by franchise tax expense on various solar facilities of $12,226 and $82,089, respectively. The deferred tax benefit is mainly derived from net operating losses incurred and investment tax credit carryforwards related to the company’s investments which, unlike financial statement purposes under GAAP, are consolidated for tax purposes offset by unrealized tax basis gain on the company’s investments. Thus, for the three and nine months ended September 30, 2017, the net investment income was $1,149,977 and $4,578,215, respectively, or $0.06 and $0.26, respectively, per share. For the three and nine months ended September 30, 2016, the net investment income was $1,758,194 and $3,300,975, respectively, or $0.14 and $0.32, respectively, per share.

Going forward, our primary expense will continue to be the payment of asset management fees under our advisory agreement with the advisor. We continue to bear other operating expenses, which include, but are not limited to the following:

●	the cost of calculating our net asset value, including the related fees and cost of retaining third-party valuation services;

●	the cost of effecting sales and repurchases of units;

●	fees payable to third parties relating to, or associated with our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors;

●	interest payable on debt incurred to finance our investments;

●	transfer agent and custodial fees;

●	federal and state registration fees;

●	costs of board meetings, unitholders’ reports and notices and any proxy statements;

●	directors and officers errors and omissions liability insurance and other types of insurance;

●	direct costs, including those relating to printing of unitholder reports and advertising or sales materials, mailing, telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002 and applicable federal and state securities laws; and

●	all other expenses incurred by us or the advisor, sub-advisors or administrator in connection with administering our investment portfolio, including expenses incurred by our advisor in performing certain of its obligations under the advisory agreement.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments and Translation of Assets and Liabilities Denominated in Foreign Currencies. Net realized and unrealized gains and losses from our investments and net realized and unrealized foreign currency gains and losses on translation of assets and liabilities denominated in foreign currencies are reported separately on the consolidated statements of operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. For the quarter ending September 30, 2017, we recognized a gain on sale of an investment of $ 693,882. For the three and nine months ended September 30, 2017, a net change in unrealized appreciation of $931,365 and $2,468,435, respectively, was recorded of which $873,352 and $2,358,498 of unrealized appreciation, respectively, related to the change in value of investments and $58,013 and $109,937 of unrealized appreciation, respectively, related to the change in value based upon changes in foreign currency exchange rates. We recognized zero and $4,578 realized gain, respectively, on the sale of a small solar asset for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2016, a net change of $1,143,849 and $273,798 of unrealized appreciation, respectively, was recorded of which $1,166,483 and $199,429 of unrealized appreciation, related to change in value of investments and $(22,634) and $74,369 of unrealized appreciation (depreciation), respectively, related to change in value based upon changes in foreign currency exchange rates. The net change in unrealized depreciation on investments is primarily attributable to the acquisition of investments where the fair value of the investment purchased was in excess of the cost to acquire the investment.

Changes in Net Assets from Operations. For the three and nine months ended September 30, 2017, we recorded a net increase in net assets resulting from operations of $3,410,565 and $7,400,434, respectively. For the three and nine months ended September 30, 2016, we recorded a net increase in net assets resulting from operations of $2,865,915 and $7,266,850, respectively.

Changes in Net Assets, Net Asset Value and Offering Prices. For the nine months ended September 30, 2017 and September 30, 2016, we recorded a net increase in net assets of $6,782,658 and $7,211,148, respectively. The increase in net assets primarily relates to our net investment income earned during the period and the positive effect of our deferred tax benefit due to a significant loss for tax purposes at GREC, mainly generated by accelerated depreciation on our solar and wind investments.

Based on the net asset value for each quarter ended since the Commencement of Operations, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A	P-I
25-Apr-14	4-Nov-15	$10.000	$9.576	$9.186	NA	NA
5-Nov-15	4-Feb-16	$10.024	$9.599	$9.208	NA	NA
5-Feb-16	5-May-16	$10.048	$9.621	$9.230	NA	NA
6-May-16	3-Aug-16	$10.068	$9.640	$9.248	$9.589	$8.808
4-Aug-16	6-Nov-16	$10.227	$9.791	$9.394	$9.739	$8.946
7-Nov-16	7-Feb-17	$10.282	$9.581	$9.445	$9.782	$8.828
8-Feb-17	4-May-17	$10.224	$9.526	$9.391	$9.704	$8.758
5-May-17	17-May-17	$10.165	$9.479	$9.337	$9.704	$8.690
18-May-17	03-Aug-17	$9.735	$9.067	$8.942	$9.704	$8.690
04-Aug-17	02-Nov-17	$9.724	$9.078	$8.932	N/A	$8.730
03-Nov-17		$9.735	$9.089	$8.943	N/A	$8.750

Liquidity and Capital Resources

As of September 30, 2017 and December 31, 2016, the company had $12,953,765 and $13,055,090 in cash and cash equivalents, respectively. We use our cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

●	the net proceeds of this offering;

●	dividends, fees, and interest earned from our portfolio of investments, as a result of, among other things, cash flows from a project’s power sales;

●	proceeds from sales of assets and capital repayments from investments;

●	financing fees, retainers and structuring fees;

●	incentives and payments from federal, state and/or municipal governments; and

●	borrowing capacity under current and future financing sources.

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $17,876,719 and $19,069,494 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West Solar, Enfinity Colorado DHA, Greenbacker Wind and Green Maple Portfolios as of September 30, 2017 and December 31, 2016, respectively. The company and GREC provided an unsecured guarantee on the repayment of the East to West Solar LLC, Greenbacker Wind LLC and Green Maple LLC loans.

As of September 30, 2017, Williamstown Old Town Road LLC, Novus Royalton LLC, GLC Chester Community Solar LLC Charter Hill Solar LLC., Pittsford GLC Solar LLC, Hartford Solarfield, LLC and Proctor GLC Solar LLC, all indirect, wholly owned subsidiaries included in the Green Maple Portfolio, had individually entered into loan agreements with the VEDA. As of September 30, 2017, the outstanding balance of the VEDA loans amounted to approximately $4,583,942. The terms of all these loans include 1) a term of one hundred and forty-seven (147) months with principal repayments commencing in the fourth month; and 2) interest thereon at a variable rate, tied to VEDAs prime rate, which was 3.75% as of September 30, 2017. While the individual subsidiaries of Green Maple LLC have pledged all their assets as collateral, Green Maple LLC, GREC and the company have individually provided an unsecured guaranty on these loans.

As part of the acquisition of the Enfinity Colorado DHA Portfolio (“DHA Portfolio”), a mortgage note dated April 20, 2012 (the “Note”), funded with bond proceeds from the Colorado Housing Finance Authority of Denver, Colorado in the amount of $6,775,000 (Taxable Qualified Energy Conservation Bonds) pursuant to a trust indenture, was assumed. The Note, whose remaining balance as of September 30, 2017 is $5,525,000, bears gross interest at an effective annual rate of 5%, and requires semiannual interest payments, payable on April 1 and October 1 of each year. The note has a final maturity date of April 1, 2032. Pursuant to the Series 2012 bonds, the DHA Portfolio receives interest subsidy payments from the United States Treasury semiannually on April 1 and October 1 of each year. The semiannual interest subsidy receivable is 3.255% of the outstanding bond principal. The Note is secured by the personal property, land improvements, and income of the DHA Portfolio. Lastly, pursuant to the Note agreement, the DHA portfolio has agreed that it will not take any action which jeopardizes the tax-exempt status of the mortgage.

As part of the acquisition of Fairfield Wind Manager LLC (“FWM LLC”) by Greenbacker Wind LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for $11,463,200 in outstanding notes payable collateralized by wind assets held by Fairfield Wind Owner, LLC (“FWO LLC”), an entity which FWM LLC owns 50.01%. The loan earns interest at a variable base rate plus the applicable margin (3.0% as of September 30, 2017), as such terms are defined in the financing agreement.

Since the company maintains operating control over this entity, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries.

On July 11, 2016, the company, through a newly formed, indirect, wholly owned subsidiary, GREC Entity HoldCo LLC (the “Borrower”), entered into a Credit Agreement by and among the Borrower, the lenders party thereto and Fifth Third Bank, as administrative agent, as well as swap counterparty. The credit facility consisted of an initial term loan of $4,300,000 (the “Facility 1 Term Loan”) as well as a revolving credit facility in the aggregate principal amount of up to $33,250,000 (the “Revolver”). The amount outstanding on the Revolver, based upon the modified conversion date of September 9, 2017, in the amount of $10,000,000, was converted to an additional term loan facility (the “Facility 2 Term Loan”) (collectively, the “Credit Facility”). There was a maximum draw down of $10,000,000 on the Revolver during the nine months ended September 30, 2017. Both the Facility 1 Term Loan and the Facility 2 Term Loan mature in July 2021.

The company used the net proceeds of borrowings under the Facility 1 Term Loan to repay amounts outstanding under a previously existing project loan. Loans made under the Credit Facility bear interest at 3.5% in excess of one-month LIBOR. Commitment fees on the average daily unused portion of the Revolver were payable at a rate per annum of 0.25%.

Interest on the Credit Facility is payable on the last day of each month starting as of August 31, 2016. Principal on the Facility 1 Term Loan is payable at a fixed amount of $23,889 on the last day of each month based upon a fifteen-year amortization. The Revolver was interest only until it converted to the Facility 2 Term Loan. Principal on the Facility 2 Term Loan is payable at a fixed amount of $59,524 on the last day of each month based upon a fourteen-year amortization. Borrowings under the credit facility are secured by the assets, cash, agreements and equity interests in the Borrower and its subsidiaries. The company and its wholly owned subsidiary, Greenbacker Renewable Energy Corporation, are guarantors of the Borrower’s obligations under the Credit Facility.

If an event of default shall occur and be continuing under the Credit Facility, the commitments under the Credit Facility may be terminated and the principal amount outstanding under the Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 4.69% as of September 30, 2017.

The following table summarizes the notes payable balances of the company’s operating entities as of September 30, 2017:

	Interest Rates
	Range		Weighted Average	Maturity Dates	September 30, 2017
Fixed rate notes payable	1.775%–6.25%		3.03%	03/31/2021-04/01/2032	$7,674,578
Floating rate notes payable	3.75%–6.11%	%	5.12%	07/11/2021- 07/21/2032	29,953,172
					$37,627,750

The principal payments due on the notes payable for each of the next four years ending December 31 and thereafter are as follows:

Year ending December 31:	Principal Payments
2017	459,000
2018	2,415,000
2019	2,480,000
2020	2,540,000
2021	6,736,000
Thereafter	23,058,000
$37,688,000

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

Hedging Activities

We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into derivatives (including swaps) or other financial products in an attempt to hedge our interest rate risk. In connection with the FWO LLC note payable, FWO LLC entered into two interest rate swap agreements in notional amounts of $9,175,561 and $11,534,417, respectively, to swap the floating rate interest payments under the note payable agreement for corresponding fixed payments. The swap agreements have an effective interest rate of 5.07%, and 2.86%, respectively, and an outstanding total notional balance that matches the principal of the loan agreement. The value of the swap agreements as of September 30, 2017 was a total liability in the amount $1,747,148. FWO LLC did not designate the derivative as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense.

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of September 30, 2017, no sub-advisors have been retained by GCM.

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

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Pursuant to various loan agreements between operating subsidiaries of the East to West Solar portfolio and various financial institutions, East to West Solar LLC, a wholly owned subsidiary of GREC, has pledged all of its solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2021. In addition, East to West Solar LLC, GREC and the company have provided an unsecured guaranty on approximately $2,194,493 of term loans as of September 30, 2017.

Pursuant to various loan agreements between operating subsidiaries of the Green Maple portfolio and VEDA, Green Maple LLC, a wholly owned subsidiary of GREC, has pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2028. In addition, Green Maple LLC, GREC and the company have provided an unsecured guaranty on the outstanding principal of term loans, which is approximately $4,583,942 as of September 30, 2017.

Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the GREC Entity Holdco LLC and its subsidiaries. The company and GREC are guarantors of GREC Entity Holdco LLC’s obligations under the Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the Credit Facility is approximately $13,906,032 as of September 30, 2017.

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

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of September 30, 2017, GREC and/or the company has provided an unsecured guarantee related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is approximately $98,250 as of September 30, 2017.

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

The company is building its asset base by purchasing individual operating assets or portfolios of operating assets as gross offering proceeds are raised and cash becomes available. Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Cash from operations	$4,450,781	$2,029,250
Offering proceeds	—	88,807
Total Cash Distributions	$4,450,781	$2,118,057

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $250 million in net assets is reached as well as being fully invested in operating assets. We expect distributions to continue at the current level once we achieve this minimum and we do not anticipate significant changes in the level of distributions in future periods.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1*	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2*	Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated October 9, 2013 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3*	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4*	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

24.1*	Power of attorney

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2017	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: November 9, 2017	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC