Form 10-K
period 2017-12-31
Greenbacker Renewable Energy Co LLC
filed 2018-03-08
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55610

GREENBACKER RENEWABLE ENERGY COMPANY LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0872648
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11 East 44th Street, Suite 1200
New York, NY 10017

Tel (646) 237-7884

(Address, including zip code and telephone number, including area code, of registrants Principal Executive Office)

Charles Wheeler

c/o Greenbacker Capital Management LLC

11 East 44th Street, Suite 1200

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
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of March 1, 2018, the registrant had 24,493,037 shares of common stock, $0.001 par value, outstanding.

GLOSSARY OF KEY TERMS -

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	The term "LLC" refers to Greenbacker Renewable Energy Company LLC;

•	“we,” “us,” “our” and the “company” refers, collectively, to Greenbacker Renewable Energy Company LLC and Greenbacker Renewable Energy Corporation;

•	The “advisor” and “GCM” refer to Greenbacker Capital Management LLC, our advisor;

•	The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor;

•	The term “special unit” refers to the special unit of limited liability company interest in the LLC entitling the Special Unitholder to an incentive allocation and distribution;

•	The term “SC Distributors” and “dealer manager” refer to SC Distributors, LLC, a Delaware limited liability company, the LLC’s dealer manager;

•	“GREC” refers to Greenbacker Renewable Energy Corporation, a Maryland corporation;

•	“GREC Holdco” refers to GREC Entity Holdco LLC, a wholly owned subsidiary of GREC;

•	“Greenbacker Administration” and “Administrator” refers to Greenbacker Administration, LLC, our Administrator;

•	“Greenbacker Group LLC” refers to a sponsor of the company and the parent of GCM;

•	“DRP” — Distribution Reinvestment Plan;

•	“ITC” — Investment Tax Credit;

•	“PTC” — Production Tax Credit;

•	“MWh” — Megawatt Hours;

•	“kW” — Kilowatts;

•	“kWh” — Kilowatt hours;

•	“REC” — Renewable Energy Credit;

•	“SREC” — Solar Renewable Energy Credit;

•	“MW” — Megawatts;

•	“PPA” — Power Purchase Agreement;

•	“RPS” — Renewable Portfolio Standard;

•	“EEC” — Energy Efficiency Certificate; and

•	“PV” — Photovoltaic.

PART I

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

The LLC, a Delaware limited liability company, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly-owned subsidiary, GREC. GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. We are externally managed and advised by the advisor, a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company. The LLC’s fiscal year end is December 31.

Pursuant to an initial Registration Statement on Form S-1 (File No. 333-178786-01), the company offered up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 pursuant to a DRP, through the dealer manager. The offering pursuant to that initial Registration Statement terminated on February 7, 2017. Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), the company is offering on a continuous basis up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the DRP, on a “best efforts” basis through the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The dealer manager coordinates the distribution of our shares, manages our relationships with participating broker-dealers and provides assistance in connection with compliance matters relating to the marketing of our offering. The dealer manager provides only the foregoing distribution-related services to us, and does so pursuant to the dealer manager agreement. The dealer manager exercises no control or influence over our investment, asset management or accounting functions or any other aspect of our management or operations. For the avoidance of doubt, the dealer manager owns no equity interests in our advisor. The company is publicly offering three classes of shares: Class A, C and I shares in any combination with a dollar value up to the maximum offering amount. In addition, the company is privately offering Class P-I shares. The share classes have different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted a DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. The company reserves the right to reallocate the offered shares within each offering between each and any share class and between its public offering and the DRP.

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

OVERVIEW OF OUR BUSINESS

Our business objective is to generate attractive risk-adjusted returns for our members, consisting of both current income and long-term capital appreciation, by acquiring, and financing the construction and/or operation of income-generating renewable energy, energy efficiency and sustainable development projects, primarily within but also outside of North America. We expect the size of our investments to generally range between approximately $5 million and $100 million. We will seek to maximize our risk-adjusted returns by: (1) capitalizing on market opportunities; (2) focusing on hard assets that produce dependable cash flows; (3) efficiently utilizing government incentives where available; (4) employing creative deal structuring to optimize capital and ownership structures; (5) partnering with experienced financial, legal, engineering and other professional firms; (6) employing sound due diligence and risk mitigation processes; and (7) monitoring and managing our portfolio of assets on an ongoing basis.

Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of related project attributes such as RECs and EECs. We initially have focused on solar, wind and energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy technologies and therefore we expect them to provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives, also make wind energy and other types of projects attractive. Solar energy projects provide maximum energy production during daylight hours in the summer months when days are longer and nights shorter. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established and is relatively simple to integrate new acquisitions and projects into our portfolio. Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include wind farms, hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses.

Our preferred investment strategy is to acquire controlling equity stakes in our target assets or to be named the managing member of a limited liability company in order to oversee and supervise their operations. We define controlling equity stakes as companies in which we own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors. However, we will also provide financing to projects owned by others, including through the provision of secured loans which may or may not include some form of equity participation. We may also provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, and preferred equity, and make minority equity investments. We may also participate in projects by acquiring contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of a project. We may also make equity investments in or loans to parties financing the supply of renewable energy and energy efficiency to residential and commercial customers or the adoption of strategies that encourage energy conservation to reduce the consumption of energy by those customers. Our strategy will be tailored to balance long-term cash flow certainty, which we can achieve through long-term agreements for our products, with shorter term arrangements that allow us to potentially generate higher risk-adjusted returns.

Our renewable energy projects generate revenue primarily by selling (1) generated electric energy and/or capacity to local utilities and high quality, utility, municipal, corporate and individual residential counterparties, and (2) in some cases, RECs, EECs, and other attributes associated with renewable generation or related incentives. We seek to acquire or finance projects that contain transmission infrastructures and access to power grids or networks that will enable the generated power to be sold. We generally expect our projects will have PPAs with one or more counterparties, including local utilities or other high credit quality counterparties, who agree to purchase the electricity generated from the project. We refer to these PPAs as “must-take contracts”, and we refer to these other counterparties as “off-takers.” The must-take contracts in general are output-based and guarantee that all energy, capacity and/or related attributes generated by a project will be purchased. Although we intend to work primarily with highly rated creditworthy counterparties, in the event that an off-taker cannot fulfill its contractual obligations, we generally can sell the plant output to the local utility or other suitable replacement counterparty, ensuring revenue certainty for all solar generation. We may also generate revenue from the receipt of interest, fees, capital gains and distributions from investments in our target assets.

Our PPAs, when structured with utilities and other large commercial users of electricity, are generally long-term in nature, tied to 100% of the output of the specific generating asset, and priced at a rate established pursuant to a formula set by the agreement. The formula is often dependent upon the type of subsidies, if any, offered by the local and state governments for project development. Although we focus on projects with long-term contracts that ensure price certainty, we also look for projects with shorter term arrangements that will allow us to participate in market rate changes which could lead to higher current income.

Certain of our projects are structured as “behind the meter” systems in residential, commercial and/or or municipal installations. Under the agreements associated with these projects, all electricity generated is purchased by the off-taker at an agreed-upon rate that could be set at a slight discount to the equivalent retail electric tariff rate for the off-taker customer class. These agreements also typically provide for annual rate increases over the term of the agreement. The behind the meter agreement is generally long-term in nature and further typically provides that, should the off-taker fail to fulfill its contractual purchase obligations, electricity can be sold back to the interconnected utility, usually at an equivalent wholesale spot electric rate.

We have structured some of our investments in residential solar with a similar commercial arrangement to that of the PPAs with utilities and other large commercial users of electricity for our energy projects, as described above. In our residential solar asset portfolio we have a combination of long-term homeowner PPAs and leases.

We currently finance energy efficiency projects, which seek to enable residential customers, businesses and governmental organizations to consume less energy while at the same time providing the same or greater level of amenity. Financing for energy efficiency projects is generally used to pay for energy efficiency retrofits of buildings, homes, businesses, and upgrading inefficient energy consuming assets with more modern technologies. These projects are structured to provide predictable long-term cash flows by receiving a portion of the energy savings and the potential sale of associated RECs and EECs generated by such installations. In each of our renewable energy and energy efficiency investments, we intend, where appropriate, to maximize the benefits of renewable portfolio standards or RPS as well as other U.S. federal, state and local government support and incentives for the renewable energy industry.

The table below sets forth the company’s investments in alternative energy generation portfolios as of December 31, 2017.

	Acquisition Date	Industry	Location(s)	Form of Investment ****	Cost**/ Principal Amount*	Assets	Generation Capacity in (MW)*
Sunny Mountain Portfolio	Third quarter 2014	Alternative Energy – Commercial Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.801
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015	Alternative Energy – Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$27,934,875	Commercial ground and roof mounted solar photovoltaic systems	19.46
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Commercial Solar	Vermont	100% equity ownership	$13,075,000	Commercial ground mounted solar photovoltaic systems	7.393
Magnolia Sun Portfolio	Third quarter 2015, First quarter 2016	Alternative Energy – Commercial Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted solar photovoltaic systems	5.302
Six States Solar Portfolio	Fourth quarter 2015, Third quarter 2017	Alternative Energy – Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% equity ownership	$4,770,306	Ground and roof mounted solar systems	12.973
Greenbacker Residential Solar Portfolio	Third quarter 2016, First quarter 2017, Second quarter 2017	Alternative Energy – Residential Solar	Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	100% equity ownership or managing member, majority equity owner	$28,100,000	Residential rooftop mounted solar photovoltaic systems	18.559
Greenbacker Residential Solar Portfolio II	Second quarter 2017	Alternative Energy – Residential Solar	Arizona, California, Connecticut, Maryland, Massachusetts, Nevada, New Jersey and New York	Managing member, majority equity owner	$6,400,000	Residential rooftop mounted solar photovoltaic systems	10.221
Enfinity Colorado DHA Portfolio	First quarter 2017	Alternative Energy – Residential Solar	Colorado	100% equity ownership	$1,400,000	Residential rooftop mounted solar photovoltaic systems	2.508
Golden Horizons Solar Portfolio	Fourth quarter 2017	Alternative Energy – Solar	California	100% equity ownership	$9,450,000	Commercial ground mounted solar photovoltaic systems	7.792
Raleigh Portfolio	Third quarter 2017	Alternative Energy – Commercial Solar	North Carolina	Managing member, majority equity Owner	$20,672,198	Commercial ground mounted solar photovoltaic systems	27.829
Foresight Solar Portfolio	Fourth quarter 2017	Alternative Energy – Commercial Solar	California, Colorado	Managing member, majority equity owner	$13,200,071	Commercial ground mounted solar photovoltaic systems	10.0
Midway III Portfolio	Fourth quarter 2017	Alternative Energy – Commercial Solar	California	100% equity ownership	$10,093,861	Commercial ground mounted solar photovoltaic systems	***
Greenbacker Wind – California	Fourth quarter 2017	Alternative Energy – Wind	California	100% equity ownership	$9,500,000	Operating wind power facilities	6.0
Greenbacker Wind – Idaho	Second quarter 2017	Alternative Energy – Wind	Idaho	100% equity ownership	$7,320,000	Operating wind power facilities	10.5
Greenbacker Wind – Montana	Fourth quarter 2015, Fourth quarter 2016	Alternative Energy – Wind	Montana	Managing member, equity owner	$21,609,488	Operating wind power facilities	35.0
Greenbacker Wind – Vermont	Fourth quarter 2017	Alternative Energy – Wind	Vermont	100% equity ownership	$24,417,193	Operating wind power facilities	10.0
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency – Lighting Replacement	Puerto Rico	Capital lease	$482,450	Energy efficiency LED lighting	—
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency – Lighting Replacement	Pennsylvania	Secured loan	$672,871	Energy efficiency LED lighting	—
Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Residential Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	.6

* Approximate.

** Does not include assumed project level debt.

*** Currently under construction.

**** 100% Equity ownership, majority equity owner (>50%), equity owner (<50%), Managing Member of the Limited Liability Company, secured loan or a capital lease

The investments described above have allowed us to execute on our strategy of constructing a portfolio of projects offering predictable power generation characteristics and generally stable income streams which includes seasonal solar generation income (generally stronger in the summer months), wind generation income (generally stronger in the winter months), and energy efficiency lights investments.

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

Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), we are offering on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests, consisting of up to $800,000,000 of shares in the Primary Offering and up to $200,000,000 of shares pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the current offering. The company’s initial offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) terminated on February 7, 2017.

After the finalization of the December 31, 2017 net asset value, the current offering price of the Class A shares is $9.780 per share, the current offering price of the Class C shares is $9.089 per share, the current offering price of the Class I shares is $8.984 per share, and the current offering price of the Class P-I shares is $8.810 per share.

As of December 31, 2017, through initial purchases of shares and participation in the DRP program, our advisor owned 23,601 shares. The affiliate of our advisor redeemed all of its shares during the year ended December 31, 2017 and no longer owns shares as of December 31, 2017. As of December 31, 2016, our advisor and its affiliate owned 23,469 and 93,191 shares, respectively.

As of December 31, 2017, we had received subscriptions for and issued 24,008,372 of our shares (including shares issued under the DRP) for gross proceeds of $230,720,821 (before dealer-manager fees of $3,242,439 and selling commissions of $11,160,498 for net proceeds of $216,317,884). As of December 31, 2016, we had received subscriptions for and issued 15,223,577 of our shares (including shares issued under the DRP) for gross proceeds of $149,746,470 (before dealer-manager fees of $2,416,177 and selling commissions of $8,713,815 for net proceeds of $138,616,478).

OUR ADVISOR

GCM, a private firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us.

Led by its Chief Executive Officer, David Sher, who has 8 years of experience in the energy infrastructure and project finance sector and in excess of 25 years of experience in the financial services sector, its President and Chief Investment Officer, Charles Wheeler (Mr. Wheeler also serves as our President and board of directors’ member, as well as President, CEO and as a director of GREC), who has greater than 30 years of experience in the energy infrastructure and project finance sector as well as the financial services sector, its Chief Financial Officer, Richard Butt, who has 8 years of experience in the energy infrastructure and project finance sector and over 35 years of experience in the financial services sector, and Managing Director Spencer Mash, who has 6 years of experience in energy infrastructure and over 10 years in the financial services sector, and Vice President Mehul Mehta, who brings over 10 years of experience in energy finance, GCM’s management team has in excess of 50 years of experience in the energy, infrastructure, and project finance sectors and over 90 years of experience in the financial services sector. Over this time, they have developed significant commercial relationships across multiple industries that we believe will benefit us as we implement our business plan. GCM maintains comprehensive renewable energy, project finance, and capital markets databases and has developed proprietary analytical tools and due diligence processes that will enable GCM to identify prospective projects and to structure transactions quickly and effectively on our behalf. Neither GCM, Greenbacker Group LLC nor our senior management team have previously sponsored any other programs, either public or non-public, or any other programs with similar investment objectives as us.

We will continue to capitalize on the significant investing experience of our advisor’s management team, including the 25 years of investment banking and renewable energy expertise of Charles Wheeler, our Chief Executive Officer and President, and the Chief Investment Officer and President of GCM. Mr. Wheeler has held various senior positions with Macquarie Group, including Head of Financial Products for North America and Head of Renewables for North America. While serving as Head of Renewables for North America, Mr. Wheeler’s experience included evaluating wind project developers, solar asset acquisitions, assisting in the development of wind and solar greenfield projects, and assisting in the preparation of investment analyses for a biomass facility. Before moving to the United States to serve as Head of Financial Products for Macquarie Group in North America, Mr. Wheeler was a Director of the Financial Products Group in Australia with responsibility for the development, distribution and ongoing management of a wide variety of retail financial products, including Real Estate Investment Trusts (“REITs”), infrastructure bonds, international investment trusts and diversified domestic investment trusts. Mr. Wheeler brings his extensive background in renewable energy and project and structured finance to help us effectively execute our strategy.

GCM’s Chief Executive Officer, David Sher has extensive experience in the financial services and capital markets industries as well as significant successful entrepreneurial experience. Mr. Sher was previously a senior adviser at Prospect Capital Corporation, a mezzanine debt and private equity firm that manages a publicly traded, closed-end, dividend-focused business development company. Prior to joining Prospect, Mr. Sher was a serial entrepreneur, founding a number of ventures in the financial services and brokerage industry. Mr. Sher was a founder and Managing Director of ESP Technologies, a leading provider of financial software and services to institutional asset managers and hedge funds. Prior to ESP, Mr. Sher was a founder and CEO of an online brokerage company, ElephantX dot com Inc. He was also co-founder of Lafayette Capital Management LLC, a statistical arbitrage hedge fund, and spent six years at The Bear Stearns and Company, Inc. where he developed trading ideas and strategies for institutional and brokerage correspondent clearing customers.

Together with Charles Wheeler and David Sher, Richard Butt is an integral part of GCM’s management team with extensive experience in the investment management industry. Over the course of his 35+ year career, Mr. Butt has held a variety of senior management positions for global investment and financial institutions. Most recently, from July 2012 to August 2013, he served as President and Chief Executive Officer of P3 Global Management LLC, a firm focused on investing in municipal infrastructure assets. From August 2006 to January 2011, he served as President of Macquarie Capital Investment Management LLC., with offices in New York and Sydney, Australia, responsible for administration, operations, finance, compliance, treasury, marketing, business operations and FX/cash management for portfolios domiciled in North America, Australia, Asia, Europe and the Caribbean. In addition, Mr. Butt served as Chief Financial and Accounting Officer for Macquarie Global Infrastructure Fund, a New York Stock Exchange listed closed end fund (NYSE: MGU). Prior to joining Macquarie, Mr. Butt served as President of Refco Alternative Investments LLC and Refco Fund Holdings LLC, the commodity pool businesses associated with Refco, Inc., from January 2003 to August 2006. In this capacity, Mr. Butt was responsible for the initial development and ongoing operations of numerous public and private commodity pools. During the period from 1990 through 2003, he served in various operational and financial capacities with multiple mutual / hedge fund third party administration firms. Earlier in his career, he served as Vice President at Fidelity Investments, where he was responsible for fund accounting and financial reporting for all equity and global mutual funds. Mr. Butt is a Certified Public Accountant (Inactive) previously working at major accounting firms such as PricewaterhouseCoopers LLP, from July 1978 to July 1984, where he was an Audit Manager, and KPMG from December 1994 to October 1996, where he was a Director in their financial services consulting practice. Mr. Butt holds a Bachelor’s degree in Management Science from Duke University.

Spencer Mash, who is responsible for analyzing all potential asset acquisitions, has extensive experience in structuring, modeling, performing diligence for, and executing transactions such as mergers and acquisitions, investments in private debt securities and bankruptcy restructurings. Prior to joining GCM, from 2010 to 2011, Mr. Mash was employed by TM Capital Corp., a boutique investment bank where he focused on sell side mergers and acquisitions assignments and bankruptcy restructurings. From 2008 to 2009, Mr. Mash was an investment analyst at Gandhara Capital LTD, a long/short hedge fund investing in global large cap public equity. From 2005 to 2008, Mr. Mash was employed by Deerfield Capital Management in its Leveraged Finance Group. Mr. Mash’s duties included performing in-depth due diligence and financial analyses, negotiating loan documentation and monitoring for over 20 investments in private middle market first lien, second lien, mezzanine and one-stop senior secured debt investments. From 2003 to 2005, Mr. Mash was an analyst at Bank of America Merrill Lynch, where he analyzed, structured and marketed financial sponsor- and mergers and acquisitions-related leveraged loan and high yield securities.

Mehul Mehta, who is responsible for analyzing all potential asset acquisitions, has extensive experience in structuring, modeling, performing diligence for energy finance. He has served as a Vice President of GCM since June 2016 bringing with him 10 years of experience within energy finance, working in a wide variety of roles and functions over that period.  From 2015 to 2016 Mehul worked at BlackRock Infrastructure Investment Group as an Associate within the Global Renewable Power team, helping structure and execute investments into the North American renewable power space.  Prior to this role, he worked at UBS within the equity research department helping cover alternative energy and semiconductor capital equipment companies, working on a team consistently ranked as a top research team by Institutional Investor.  From 2012 to 2014 he worked at Recurrent Energy, a leading solar developer, where he worked in Business Planning and Analysis, helping the company COO oversee development, construction, and operations of solar assets and in the Originations group helping to analyze deals for bidding and executing Power Purchase Agreements.  Mehul began his career as a power and natural gas options trader, first at Bank of America Merrill Lynch from 2006 to 2009 and later from 2009 to 2010 at Hess Energy Trading Company (now Hartree, a part of Oaktree Investments).  Mehul received his BA in Mathematics and Economics from New York University and his MBA from Yale University.

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

The investment committee is comprised of Charles Wheeler, who also serves as President of the company, and President and Chief Investment Officer of our advisor and a member of our board of directors, David Sher, who serves as Chief Executive Officer of our advisor and is a member of our board of directors, and Robert Brennan, who serves as Co-Chairmen of Greenbacker Group, LLC. All investments are required to be unanimously approved by the GCM investment committee prior to consideration and approval by the company.

OVERVIEW OF SIGNIFICANT GOVERNMENT INCENTIVES

The renewable energy and energy efficiency sector attracts significant U.S. federal, state and local government support and incentives to address technical barriers to the deployment of renewable energy and energy efficiency technologies and to promote the use of renewable energy and energy saving strategies. These U.S. federal, state and local government incentives have historically functioned to increase (1) the revenue generated by, and (2) the equity returns available from, renewable energy projects. Energy efficiency projects are also eligible to receive government incentives at the U.S. federal, state and local levels that can be applied to offset project development costs. Governments in other jurisdictions also provide several types of incentives.

Corporate entities are eligible to receive benefits through tax credits, such as PTCs, ITCs, tax deductions, accelerated depreciation and U.S. federal grants and loan guarantees (from the U.S. Department of Energy, for instance), as described below.

The following is a description of certain U.S. federal and state government incentives, which we may utilize in executing our business strategy.

U.S. Federal Incentives

The impacts of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) that are effective for tax years beginning January 1, 2018 include updates concerning depreciation that are being assessed by our advisor’s management team and are highlighted in the sections below.

Corporate Depreciation: Modified Accelerated Cost Recovery System (“MACRS”). Under MACRS, owners of renewable energy and some energy efficiency projects can recover capital invested through accelerated depreciation, which reduces the payment of corporate tax. Bonus depreciation under Section 168(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) is extended and modified. Businesses can now immediately deduct 100% of the cost of eligible property in the year it is placed in service, through 2022. Also, the TCJA eliminated the rule that made bonus depreciation available only for new property. The changes in the TCJA provide more flexibility than the current bonus depreciation rules in that they permit a taxpayer to depreciate an asset that is not new; however the asset must be acquired from a third party in an arm’s-length sale.

Production Tax Credits. PTCs are provided to owners of certain renewable energy projects that produce electricity for sale to unrelated persons. This credit is applicable for a 10-year period from the time a project is placed into service and benefits owners with tax liabilities against which to claim the tax credit. As part of the federal tax extenders legislation passed in December 2015, the 2.3 cent-per kilowatt hour PTC for wind has been extended through 2016. Projects that begin construction in 2017 will see a 20% reduction in the incentive. The PTC will then drop 20% each year through 2020. This provision was unaltered by the TCJA.

Investment Tax Credits. ITCs provide that eligible systems, such as solar systems and fuel cell systems, receive a credit of 30% of the eligible cost-basis with no maximum limit. This credit is currently structured as a tax credit, whereby the owners of a qualifying renewable energy or energy efficient project can elect to receive the tax credit once the project is placed into service. Also, under the federal tax extenders legislation passed in December 2015, the 30% ITC for solar energy will be extended for another three years. It will then ramp down incrementally through 2021, and remain at 10% permanently beginning in 2022. This provision was unaltered by the TCJA.

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

Renewable Energy Certificates. RECs (or EECs) are used in conjunction with compliance with an RPS program or as tradable certificates that represents a certain number of kilowatt hours of energy that have been generated by a renewable source or that have been saved by an energy efficiency project, which provide further support to renewable energy initiatives. RECs are produced in conjunction with the generation of renewable energy and can used for state RPS compliance, traded or sold to load-serving entities or to third parties, brokers and other market makers for investment purposes. Many states have specific compliance carve-outs for different types of renewable generation.

Feed-In Tariffs. Certain U.S. states and provinces of Canada have implemented feed-in tariffs (“FITs”) that entitle the renewable energy producer to enter into long-term contracts pursuant to which payment is based on the cost of generation for the diverse types of renewable energy projects. In addition to differences in FITs based on the type of project, FITs vary based on projects in various locations, such as rooftops or ground-mounted for solar PV projects, different sizes, and different geographic regions. FITs are available to anyone including homeowners, business owners, farmers, as well as private investors. The tariffs are typically designed to ratchet downward over time to both track and encourage technological change.

Tax Reform

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018.

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

The SAB summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.

The major provisions under the Tax Cuts and Job Act are discussed below:

Corporate Tax Rate

The law reduces the corporate tax rate to 21% effective January 1, 2018. A company must remeasure its deferred tax assets and liabilities to reflect the effects of enacted changes in tax laws or rates at the date of enactment, i.e., the date the President signed the law, even though the changes may not be effective until future periods. The effect of the remeasurement is reflected entirely in the interim period that includes the enactment date and allocated directly to income tax expense (benefit) from continuing operations.

The Company calculated the impact of the reduction in rate as of December 31, 2017 instead of the date of enactment. This methodology is acceptable given the fact that both the DTA balance at the enactment date and the year-end will be valued at the lower rate and the impact will be booked to income tax expense (benefit).

Repatriation of existing earnings and profits

Under the Act, a company’s foreign earnings and profits (E&P) accumulated in controlled foreign corporations (CFCs) under legacy tax laws are deemed repatriated for the last taxable year of a CFC that begins before January 1, 2018. E&P are determined as the higher of the balance at November 2 or December 31, 2017. The tax on those deemed repatriated earnings is no longer indefinitely deferred but may be paid over eight years with no interest charged:

—	8% in each of Years 1 to 5;
—	15% in Year 6;
—	20% in Year 7; and
—	25% in Year 8.

The Company has one Canadian CFC. This CFC has negative E&P at the end of 12/31/2017. As such, no mandatory repatriation is required.

Cost Recovery

Under the Act, a company can expense 100% of investments in depreciable property other than real property or certain utility property and certain businesses with floor plan indebtedness. The new rules apply to original or used property. The new rules apply to investments after September 27, 2017 and before January 1, 2023 and will phase-out beginning January 1, 2023 through December 31, 2026.

The Company expects to opt out of the 100% deduction on its eligible assets acquired in 2017.

Interest Expense Limitation

Under the Act, effective 1/1/2018, a company can only deduct interest expense up to 30% of “adjusted taxable income”. For taxable years beginning after December 31, 2017 and before January 1, 2022, the definition of adjusted taxable income is computed without regard to the deduction for depreciation, amortization, or depletion. Beginning in 2022, depreciation, amortization, and depletion must be considered when calculating adjusted taxable income. The disallowed interest expense can be carried forward indefinitely. Certain businesses with average gross receipts of $25 million or less are exempt from the rule.

Net Operating Losses (NOL)

Under the Act, for NOL generated after 12/31/2017, it can only offset up to 80% of taxable income. The unused NOL can be carried forward indefinitely. The NOL generated before 1/1/2018 remains subject to the old rules (i.e., 100% utilization and 20 year expiration). When scheduling out future NOL utilization for The valuation reserve analysis, the Company applied the NOL limitation rules.

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

We seek to purchase, finance or otherwise invest in projects that are at least “shovel ready,” meaning that all, or substantially all, planning, engineering and permitting, including all major permits and approvals from local and state regulatory agencies, are in place and construction can begin immediately or upon receipt of certain final permits that must be obtained immediately prior to construction. However, the projects in which we invest may incur significant costs in the ordinary course of business related to operations, maintenance and continued compliance with these laws, regulations and permit requirements.

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

COMPETITION

Although we believe there is currently a capital shortage in the renewable energy sector, we will still compete for projects with other energy corporations including investment funds (including private equity funds and mezzanine funds), traditional financial services companies such as commercial banks and other sources of funding, as well as utilities and other producers of electricity. Moreover, alternative investment vehicles also make investments in renewable energy projects. Our competitors may be substantially larger and have considerably greater financial, technical and marketing resources than we do.

STAFFING

We do not have any employees. Our day-to-day investment operations are managed by GCM. In addition, pursuant to an administration agreement with Greenbacker Administration LLC (Greenbacker Administration), it provides us with administrative services including accounting, compliance and asset management services for all our investments. As of the date hereof, Greenbacker Administration has delegated certain of its administrative functions to U.S. Bancorp Fund Services, LLC. Greenbacker Administration may enter into similar arrangements with other third-party administrators as necessary in the future. While Greenbacker Administration performs the majority of asset management, accounting and oversight services for the company’s investments, it is anticipated that Greenbacker Administration will continue to delegate certain administrative functions to third parties for the LLC and GREC to recognize certain operational efficiencies for the benefit of the company.

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

Our advisor and its officers and employees currently spend substantially all their time and resources on us. Pursuant to our advisory agreement, officers and personnel of the advisor who provide services to us must comply with our code of business conduct and ethics, including the conflicts of interest policy included in the code of business conduct and ethics. However, GCM’s services under the advisory agreement are not exclusive, and it, and its members and affiliates, are free to furnish similar services to other entities so long as its services to us are not impaired.

The advisory agreement was initially approved by our board of directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for successive one-year periods if approved annually by a majority of our independent directors. The advisory agreement was most recently re-approved in February 2018, for a one-year period commencing April 24, 2018.

We may terminate the advisory agreement, without penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of our independent directors. In addition, GCM may terminate the advisory agreement with us upon 120 days’ written notice. If the advisory agreement is terminated or not renewed, we will pay our advisor accrued and unpaid fees and expense reimbursements, including any payment of subordinated fees, earned prior to termination or non-renewal of the advisory agreement. Furthermore, if the advisory agreement is terminated or not renewed, GCM will have no further obligation to incur offering expenses on behalf of the company and we will not have any further obligation to reimburse GCM for operating or offering expenses not reimbursed as of the date of the termination.

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

In addition, the Special Unitholder, an entity affiliated with our advisor, holds the special unit in our company entitling it to an incentive allocation and distribution. Pursuant to the company’s amended and restated limited liability company agreement (“LLC Agreement”), the incentive allocation and distribution, or incentive distribution, is comprised of three parts as follows: The first part, the income incentive distribution, is calculated and payable quarterly in arrears based on our pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means (1) interest income, (2) dividend income from equity investments (but excluding that portion of distributions that are treated as a return of capital) and (3) any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with our Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero-coupon securities), accrued income that we have not yet received in cash. If interest income is accrued but never paid, our board of directors would decide to write off the accrual in the fiscal quarter when the accrual is determined to be uncollectible in accordance with U.S. generally accepted accounting principles (“GAAP”). The write off would cause a decrease in interest income for the fiscal quarter equal to the amount of the prior accrual. GCM is not under any obligation to reimburse us for any part of the incentive distribution it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income. Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes. Pre-incentive distribution net investment income, expressed as a rate of return on the value of our average adjusted capital at the end of the fiscal quarter will be compared to a “hurdle rate” of 1.75% per fiscal quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive distribution is also included in the amount of our gross assets used to calculate the 2.00% annualized base management fee.

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

The third part of the incentive distribution, which we refer to as the liquidation incentive distribution, will equal 20.0% of the net proceeds from a liquidation of our company in excess of adjusted capital, as calculated immediately prior to liquidation. In the event of any liquidity event that involves a listing of our shares, or a transaction in which our members receive shares of a company that is listed, on a national securities exchange, if that liquidity event produces a listing premium (which we define as the amount, if any, by which our listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing), the liquidation incentive distribution, which will equal 20% of any listing premium, will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event. To calculate this distribution, our “listing value” will be the product of: (i) the number of listed shares and (ii) average closing price per share over the 30 trading-day period following such liquidity event. To calculate the listing premium, any cash consideration received by members in connection with any such liquidity event will be included in (as an addition to) our listing value. If the members receive non-listed securities as full or partial consideration with respect to any listing, no value will be attributed to such non-listed securities.

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

Incentive distribution = 100% × “catch-up” + (20% × (pre-incentive distribution net investment income – 2.1875%))

Catch-up = 2.1875% – 1.75%

= 0.4375%

Incentive distribution = (100% × 0.4375%) + (20% × (2.3% – 2.1875%))

= 0.4375% + (20% × 0.1125%)

= 0.4375% + 0.0225%

= 0.46%

(1)	Represents 7.00% annualized hurdle rate.

(2)	Represents 2.00% annualized management fee.

(3)	The “catch-up” provision is intended to provide the Special Unitholder with an incentive distribution of 20% on all our pre-incentive distribution net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.1875% in any fiscal quarter.

Example 2: Capital Gains Portion of Incentive Distribution:

Alternative 1

Assumptions

•	Year 1: $20 million investment made in company A (“Investment A”), and $30 million investment made in company B (“Investment B”)

•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive distribution would be:

•	Year 1: None

•	Year 2: Capital gains incentive distribution of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20%)

•	Year 3: None

•	Year 4: Capital gains incentive distribution of $200,000

$6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains fee taken in Year 2)

Alternative 2

Assumptions

•	Year 1: $20 million investment made in company A (“Investment A”), $30 million investment made in company B (“Investment B”) and $25 million investment made in company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million

The capital gains incentive distribution, if any, would be:

•	Year 1: None

•	Year 2: $5 million capital gains incentive distribution

•	20% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

•	Year 3: $1.4 million capital gains incentive distribution (1)

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

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organizational expenses relating to offerings of our shares, subject to limitations included in the advisory agreement;

•	the cost of effectuating sales and repurchase of units;

•	the cost of calculating our net asset value, including the related fees and cost of retaining third-party valuation services;

•	investment advisory fees;

•	fees payable to third parties relating to, or associated with our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	Federal, state and local taxes/registration fees;

•	costs of board meetings, unitholders’ reports and notices, proxy statements and directors’ fees and expenses;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs, including those relating to printing of unitholder reports and advertising or sales materials, mailing, telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002 and applicable federal and state securities laws;

•	costs associated with our reporting and compliance obligations under applicable federal and state securities laws;

•	brokerage commissions, origination fees and any investment banking fees related to our investments;

•	all other expenses incurred by GCM, in performing its obligations subject to the limitations included in the advisory agreement; and

•	all other expenses incurred by either the Administrator, its delegates or us in connection with administering our business, including payments for the administrative services the Administrator provides under the administration agreement that will be based upon our allocable portion (subject to the review and approval of our board of directors) of the Administrator’s overhead and other expenses.

Pursuant to the terms of the expense reimbursement agreement, the advisor paid for certain pre-operating and operating expenses from inception to through the first quarter of 2016 on behalf of the company. While the advisor has assumed responsibility for $830,884, of the company’s operating expenses under the expense reimbursement agreement since inception, as of December 31, 2016 the company had fully reimbursed the advisor for previously assumed operating expenses. While the expense reimbursement agreement was amended in November 2015 to extend its term until the earlier of December 31, 2016 or the end of the offering, the expense reimbursement agreement was not extended past December 31, 2016 since the total annual operating expenses (as defined in the expense reimbursement agreement) were less than 5% of average net assets for each share class.

Organization and Offering Expenses

We will reimburse our advisor and its affiliates for organization and offering expenses it may incur on our behalf but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. If we raise the maximum offering amount in the current offering and under the distribution reinvestment plan, we expect organization and offering expenses (other than selling commissions and the dealer manager fee) to be 1.5% of gross offering proceeds. If less than the maximum offering amount is raised, organization and offering expenses could be as high as 5.0% of gross offering proceeds. These organization and offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by us relating to the offering, including but not limited to:

•	Our legal, accounting, printing, mailing and filing fees;

•	Charges of our transfer agent, charges of our advisor for administrative services related to the issuance of shares in the offering;

•	Reimbursement of bona fide due diligence expenses of broker-dealers;

•	Reimbursement of our advisor for costs relating to preparing sales materials, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement for employees of our affiliates to attend retail seminars conducted by broker-dealers; and

•	Reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs and costs and expenses associated with the facilitation of the marketing of shares and the ownership of shares by such broker-dealers’ customers, which will be included in underwriting compensation.

Organization and offering costs are calculated and borne by the company with respect to each offering pursuant to a separate Registration Statement. For the offering pursuant to the Registration Statement on Form S-1 (File No. 333-178786-01), which was declared effective on August 7, 2013 and was terminated on February 7, 2017, total organization and offering costs borne by the company were approximately $7,556,000, or 4.8% of gross offering proceeds.

Other Operating Expenses

We will reimburse the expenses incurred by GCM, Greenbacker Administration or their affiliates relating to its provision of services to us, including the investigation and monitoring of our investments, oversight of third party service providers including accounting and administration entities, accounting services for any of our investments and any costs incurred in connection with GCM’s valuation methodologies or the effectuating of sales and repurchases of our shares and other securities. We will not reimburse our advisor, Greenbacker Administration or their affiliates for (i) rent or depreciation, utilities, capital equipment and other administrative items; (ii) salaries, fringe benefits and other comparable items incurred or allocated to any controlling person of GCM; (iii) the salaries and benefits paid to any executive officer or board member of GCM; or (iv) any services for which GCM receives a separate fee.

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

Organization of GCM

GCM is a Delaware limited liability company. The principal executive offices of GCM are located at 11 East 44th Street, Suite 1200, New York, NY 10017.

VALUATION PROCESS AND DETERMINATION OF NET ASSET VALUE

Relevance of Our Net Asset Value

Our net asset value is calculated and published on a quarterly basis. For all our current investments, market quotations are not available and are valued at fair value as determined in good faith by our advisor and reviewed by an independent valuation firm, currently Alvarez & Marsal Valuation Services, LLC, subject to the review and approval of the board of directors.

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

Our board of directors will have the ability to review our advisor’s valuation methodologies each quarter regarding GCM’s presentation of its valuation recommendations to the audit committee. If during the period between quarterly board of directors’ meetings, GCM determines that significant changes have occurred since the prior meeting of the board of directors at which it presented its recommendations on the valuation methodology, then GCM will also prepare and present recommendations to the audit committee of the board of directors of its proposed changes to the current valuation methodology. Any such changes to our valuation methodologies will require the approval of our board of directors, including a majority of our independent directors. We will disclose any material change in our valuation methodologies or any material change in our investment criteria or strategies that would constitute a fundamental change in a registration statement amendment prior to its implementation.

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

Net Asset Value Determinations in Connection with our Continuous Offerings

Since commencing operations on April 25, 2014, the company has sold shares on a continuous basis at the following prices (in each case, based on the then - current net asset value determination):

Period		Class
From	To	A	C	I	P-A	P-I
25-Apr-14	4-Nov-15	$10.000	$9.576	$9.186	NA	NA
5-Nov-15	4-Feb-16	$10.024	$9.599	$9.208	NA	NA
5-Feb-16	5-May-16	$10.048	$9.621	$9.230	NA	NA
6-May-16	3-Aug-16	$10.068	$9.640	$9.248	$9.589	$8.808
4-Aug-16	6-Nov-16	$10.227	$9.791	$9.394	$9.739	$8.946
7-Nov-16	7-Feb-17	$10.282	$9.581	$9.445	$9.782	$8.828
8-Feb-17	4-May-17	$10.224	$9.526	$9.391	$9.704	$8.758
5-May-17	17-May-17	$10.165	$9.479	$9.337	$9.704	$8.690
18-May-17	03-Aug-17	$9.735	$9.067	$8.942	$9.704	$8.690
04-Aug-17	02-Nov-17	$9.724	$9.078	$8.932	N/A	$8.730
03-Nov-17	05-Feb-18	$9.735	$9.089	$8.943	N/A	$8.750
06-Feb-18		$9.780	$9.089	$8.984	N/A	$8.810

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

Promptly following any such adjustment to the offering prices per share, we will file a prospectus supplement or post-effective amendment to the registration statement with the U.S. Securities and Exchange Commission (the “SEC”) disclosing the adjusted offering prices of the publicly offered share classes and the effective date of such adjusted offering prices, and we will also post the updated information on our website at www.greenbackerrenewableenergy.com. If the new offering price per share for any of the publicly available classes of our shares being offered represents more than a 20% change in the per share offering price of our shares from the most recent offering price per share, we will file an amendment to the registration statement with the SEC. We will attempt to file the amendment on or before such time to avoid interruptions in the continuous offering of our shares; however, there can be no assurance that our continuous offering will not be suspended while the SEC reviews any such amendment and until it is declared effective. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to our dealer manager.

ITEM 1A. RISK FACTORS

Investing in our shares involves several significant risks. In addition to the other information contained herein, you should consider carefully the following information before making an investment in our shares. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the value of our shares could decline, and you may lose part or all your investment.

Risks Related to Our Business and Structure

Because we have not yet reached a fully invested minimum level of net assets to support distributions exclusively from cash flow from operations, we have a large accumulated deficit.

While we had accumulated deficit balances of $(10,216,279) and $(3,629,220) as of December 31, 2017 and 2016, respectively, the full financial condition of earnings and loss is best understood when accumulated unrealized appreciation is considered alongside accumulated deficit. As of December 31, 2017 and 2016, our total accumulated deficit, accumulated net realized gain on investments and accumulated unrealized appreciation combined was $904,545 and $977,492 (i.e. net positive earning), respectively. When we commenced operations, we expected an accumulated deficit in the initial stages of operations for several reasons. Because we had not yet been fully invested and are still in the early stages of our investing cycle, expenses as a percentage of assets have run higher than they would be expected to run on a higher amount of invested assets.

You will not have the opportunity to evaluate our investments before we make them, which makes an investment in the shares more speculative.

Our investment activities to date have been limited compared to our target capital raise and the investments we plan to make. As a result, you have very limited information, if any, upon which to evaluate the economic merit of our investments and going forward you will be relying entirely on the ability of GCM and our board of directors to select or approve well-performing investments. Additionally, GCM, subject to oversight by the board of directors, will have broad discretion to review, approve and oversee our investment policies, to evaluate our investment opportunities and to structure the terms of our investments and you will not be able to evaluate the transaction terms or other financial or operational data concerning our investments. Because of these factors, this offering may entail more risk than other types of offerings, which may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

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

Subject to our board of directors’ discretion, based upon management’s recommendations, and applicable legal restrictions, we authorized, declared and paid distributions monthly starting in September 2014. However, while we intend to pay these distributions to our members out of assets legally available for distribution, we cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of the risks described herein. All distributions will be paid at the discretion of our board of directors, based on management’s recommendations, and will depend on our earnings, our financial condition, compliance with applicable regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our members in the future. In the event that we encounter delays in locating suitable business opportunities, we may pay all or a substantial portion of our distributions from borrowings, the proceeds of this offering and other sources, without limitation. During certain periods, the company has paid distributions from sources other than cash flow from operations, including offering proceeds. The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $250 million in net assets is reached and the company is fully invested in operating assets. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for investments in renewable energy and energy efficiency projects, which may affect our ability to generate future cash flows from operations and, therefore, reduce your overall return. These risks will be greater for persons who acquire our shares relatively early in this offering, before a significant portion of the offering proceeds have been invested. Accordingly, members who receive the payment of a dividend or other distribution from us should not assume that such dividend or other distribution is the result of a net profit earned by us.

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

We are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur additional expenses in the near term, which may negatively impact our financial performance and our ability to pay distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. If we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including, but not limited to, our ability to consummate transactions, the terms of any transactions that we complete, variations in the earnings and/or distributions paid by our investments, variations in the interest rates on loans we make, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, changes in market prices for RECs or EECs, the availability of governmental incentives for our projects, electricity demand, changes in regulated or market electricity prices, marking to market of our hedging arrangements (if any), the degree to which we encounter competition in our markets and general economic conditions. Because of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We may experience fluctuations in our operating expenses.

We could experience fluctuations in our operating expenses due to many factors, including, but not limited to, changes in inflation and the flow on effects on prices generally, the terms of any transactions that we complete, changes in operating conditions, changes to our operating environment, unexpected wear and tear of our investments, changes in the perception of risk associated with operating these assets. Because of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We are not able to insure against all potential risks and may become subject to higher insurance premiums.

Our business is exposed to the risks inherent in the construction and operation of renewable energy and energy efficiency projects, such as breakdowns, manufacturing defects, natural disasters, terrorist attacks and sabotage. We are also exposed to environmental risks. We have insurance policies covering certain risks associated with our business. However, our insurance policies do not cover losses due to force majeure, terrorist attacks or sabotage, among other things. Further, we do not maintain insurance for certain environmental risks, such as environmental contamination. In addition, we expect our insurance policies will be subject to annual review by our insurers and may not be renewed at all or on similar or favorable terms. A serious uninsured loss or a loss significantly exceeding the limits of our insurance policies could have a material adverse effect on our business, financial condition and results of operations.

In the event we pursue any projects or investments outside of the United States, we will be subject to currency rate exposure and certain other risks associated with the uncertainty of foreign laws and markets.

We may make investments in projects outside of the United States to the extent that such international investments help us meet our investment objectives. To the extent that we invest in international projects, we will be subject to fluctuations in foreign currency exchange rates and the uncertainty of foreign laws and markets, including but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange, controls, potentially adverse tax consequences, and the administrative burden associated with complying with foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international investments and therefore the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk, we may not be able to do so successfully and may incur losses on any international investments due to exchange rate fluctuations.

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

In some cases, internalization transactions involving the acquisition of an advisor have resulted in litigation. If we were to become involved in such litigation regarding an internalization of our management functions, we could be forced to spend significant amounts of money defending ourselves in such litigation, regardless of the merit of the claims against us, which would reduce the amount of funds available to make investments or make distributions to our members.

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

We intend to conduct our operations so that the company is not required to register as an investment company. The company is organized as a holding company that conducts its business primarily through its subsidiaries. The company intends to conduct operations so that it and most of its subsidiaries will comply with the 40% test. We will monitor our holdings on an ongoing basis and determine compliance with this test in connection with new acquisitions. We expect that most, if not all, of our wholly-owned and majority-owned subsidiaries will be outside the definitions of investment company under Section 3(a)(1)(A) and Section 3(a)(1)(C) or relying on an exception from the definition of investment company other than the exceptions under Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which are expected to constitute most, if not all, of our assets) generally will not constitute “investment securities.” Accordingly, we believe that the company will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. We believe the company will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because the company will not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the company’s wholly-owned or majority-owned subsidiaries, the company is primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of acquiring and financing renewable energy and energy efficiency projects.

The determination of whether an entity is a majority-owned subsidiary of the company is made by us. The Investment Company Act defines a majority-owned subsidiary of a person as a company that represents 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC, or its staff, were to disagree with our treatment of one of more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

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

In order to achieve our investment objectives, we may be required to utilize financial leverage. We may borrow money in order to make investments, for working capital and to make distributions to our members. No portion of the net worth of GCM, our sponsor, and its affiliates will be available to us to satisfy our liabilities or other obligations. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover the required debt service payments and repayment obligations and, to the extent that we cannot meet our financing obligations, we risk the loss of some or all our assets to liquidation or sale, at significantly depressed prices in some cases due to market conditions or otherwise, to satisfy the obligations. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our members.

The time and resources that individuals associated with our advisor devote to us may be diverted, and we may face additional competition since GCM is not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

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

In addition, companies that engage in energy efficiency projects may be unable to protect their intellectual property or face declines in the demand for their services due to changing governmental policies or budgets. At times, the returns from investments in the renewable energy and energy efficiency sectors may lag the returns of other sectors or the broader market.

Furthermore, with respect to the construction and operation of individual renewable energy and energy efficiency projects, there are several additional risks, including:

•	substantial construction risk, including the risk of delay, that may arise due to inclement weather or labor disruptions;

•	the risk of entering into markets where we have limited experience;

•	the need for substantially more capital to complete than initially budgeted and exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications;

•	a decrease in the availability, pricing and timeliness of delivery of raw materials and components, necessary for the projects to function;

•	the continued good standing of permits, authorizations and consents from local city, county, state and U.S. federal governments as well as local and U.S. federal governmental organizations; and

•	the consent and authorization of local utilities or other energy development off takers to ensure successful interconnection to energy grids to enable power sales.

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

The market for electricity generation and consumption projects is influenced by U.S. federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. Similar government influences apply in the other jurisdictions in which we may invest. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in several other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar energy technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for renewable energy and energy efficiency project development and investments. For example, without certain major incentive programs and or the regulatory mandated exception for renewable energy or energy efficiency systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility network. These fees could increase the cost to our customers of using our renewable energy and energy efficiency projects and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

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

We may not be able to foster growth for our projects economically if there is a significant, sustained decline in market prices for electricity, RECs or EECs without a commensurate decline in the cost of equipment, such as solar panels and turbines, and the other capital costs of constructing renewable energy and energy efficiency projects. Electricity prices are affected by numerous factors and may decline for many reasons that are not within our control. Those factors include changes in the cost or availability of fuel, regulatory and governmental actions, changes in the amount of available generating capacity from both traditional and renewable sources, changes in power transmission or fuel transportation capacity, seasonality, weather conditions and changes in demand for electricity. In addition, other power generators may develop innovative technologies or improvements to traditional technologies to produce power that could increase the supply of electricity and cause a sustained reduction in market prices for electricity, RECs and EECs. If governmental action or conditions in the markets for electricity, RECs or EECs cause a significant, sustained decline in the market prices of electricity or those attributes, without an offsetting decline in the cost of turbines or other capital costs of renewable energy and energy efficiency projects, we may not be able to construct our pipeline of projects or achieve expected revenues, which could have a material adverse effect on our business, financial condition and results of operations.

For those projects that generate RECs or EECs, all or a portion of the revenues generated from the sale of such RECs or EECs, as the case may be, may not be hedged, and therefore, such projects may be exposed to volatility of REC or EEC prices, as applicable, with respect to those sales.

REC and EEC prices are driven by various market forces, including electricity prices and the availability of electricity from other renewable energy sources and conventional energy sources. We may be unable to hedge all or a portion of our revenues from RECs or EECs in certain markets where conditions limit our ability to sell forward all our RECs or EECs, as the case may be. Our ability to hedge RECs and EECs generated by projects is limited by the unbundled nature of the RECs and EECs and the relative illiquidity of this market. Certain of our projects will be exposed to volatility of commodity prices with respect to all or the portion of RECs or EECs, as applicable, that we are unable to hedge, including risks resulting from changes in regulations, including state renewable portfolio standard (“RPS”) targets, general economic conditions and changes in the level of renewable energy generation. We expect to have quarterly variations in the revenues from the projects in which we invest from the sale of unhedged RECs and EECs.

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

Extreme weather patterns, such as the 2011 Joplin tornado, Hurricane Sandy in 2012, and wildfires in California and Hurricane Maria in Puerto Rico in 2017, could result in significant volatility in the supply and prices of energy. This volatility may create fluctuations in commodity or energy prices and earnings of companies in the renewable energy and energy efficiency sectors. In general, extreme weather, such as hurricanes, lightning strikes, ice storms, tornados, extreme wind, severe storms, wildfires and other unfavorable weather conditions or natural disasters, such as floods, fires and earthquakes, can have an adverse impact on the input and output commodities associated with the renewable energy sector or require us to shut down the equipment associated with our renewable energy projects, such as solar panels, turbines or related equipment and facilities, which would impede the ability of our project facilities ability to maintain and operate, and decrease electricity production levels and our revenue. Operational problems, such as degradation of our project’s equipment due to wear or weather or capacity limitations or outages on the electrical transmission network, can also affect the amount of energy that our projects are able to deliver. Any of these events, to the extent not fully covered by insurance, could have a material adverse effect on our business, financial condition and results of operations.

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

Certain projects, depending on their production capacity and configuration may be subject to the reliability standards of the North American Electric Reliability Corporation. If we fail to comply with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties.

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

Our projects may rely on electric transmission lines and other transmission facilities owned and operated by third parties to deliver the electricity our projects generate. We expect some of our projects will have limited access to interconnection and transmission capacity because there are many parties seeking access to the limited capacity that is available. We may not be able to secure access to this limited interconnection or transmission capacity at reasonable prices or at all. Moreover, a failure in the operation by third parties of these transmission facilities could result in our losing revenues because such a failure could limit the amount of electricity we deliver. In addition, our production of electricity may be curtailed due to third-party transmission limitations or limitations on the grid’s ability to accommodate intermittent energy sources, reducing our revenues and impairing our ability to capitalize fully on a project’s potential. Such a failure or curtailment at levels significantly above which we expect could have a material adverse effect on our business, financial condition and results of operations.

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

We will invest in various types of debt and equity securities, including first lien, second lien, mezzanine debt, preferred equity and common equity, issued by U.S. and Canadian middle market companies in the renewable energy, energy efficiency and related sectors. Our projects and other investments may have, or may be permitted to incur, other liabilities that rank equally with, or senior to, our positions or investments in such projects or businesses. By their terms, such instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of instruments ranking senior to our investment in that project or business would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior stakeholders, such project or other investment may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with instruments we hold, we would have to share on an equal basis any distributions with other stakeholders holding such instrument in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant project or investment.

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

We may invest in joint ventures, including partnerships, which creates additional risk because, among other things, we cannot exercise sole decision-making power and our partners may have different economic interests than we have.

We may invest in joint ventures, including partnerships, with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the project or asset, joint venture or other entity. As a result, the operations of a project or other investment may be subject to the risk that the project or other investment owners may make business, financial or management decisions with which we do not agree or the management of the project may take risks or otherwise act in a manner that does not serve our interests. Because we may not have the ability to exercise control over such operations, we may not be able to realize some or all the benefits that we believe will be created from our involvement. In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. If any of the foregoing were to occur, our business, financial condition and results of operations could suffer as a result.

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

The determination of fair value is to a degree subjective, and our advisor has a conflict of interest in making the determination. We expect to value our investments quarterly at fair value as determined in good faith by our advisor, subject to the oversight of our board of directors. At the direction of our board of directors, an independent valuation firm will periodically review the valuations prepared by GCM. The types of factors that may be considered in determining the fair values of our investments include available current market data, including relevant and applicable market trading and comparable transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the project’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer business entities that are public, mergers and comparable acquisitions, the principal market and enterprise values, among other factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our advisor, subject to the oversight of our board of directors, may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

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

The recently enacted tariff on solar panels may have an adverse effect on the prices of future solar investments.

The United States announced that it will be levying tariffs on certain types of imported solar panels in January 2018. The tariffs are applicable over a four-year period beginning at 30% the first year and declining to 25%, 20% and 15% respectively, with each subsequent year.  For certain sectors of the industry, particularly large utility scale transactions, these tariffs will likely have some pricing impact. However, for the reasons described below, we do not see this market event significantly affecting our investment thesis or the cost of future investments.

1.	A PV solar module today costs about $0.30. Over the six months leading upto the tariff enactment, certain developers stockpiled panels at prices as high as $0.45 to $0.50 per module. Given that the tariff maximum is currently 30% declining to 15% in the fourth year, it puts the most expensive modules at approximately $0.42, effectively below where modules have been selling in recent months. In short, developers had already put these higher prices into the market, significantly muting any pricing impact from the tariff enactment.

2.	Furthermore, the first 2.5GW of panels imported for each of the four years are exempt from the tariff, which is likely to mitigate pricing impact.

3.	Over half of the company’s investments are operating plants, where the panels are already installed and all of them are either operational (where they are producing electricity) or in construction queue (where the panels are stockpiled) so the tariffs will not have an effect on the cost of those systems.

4.	Many developers have stockpiled panels in anticipation of a tariff increase and there are many projects that are expected to be completed this coming year with those stockpiled panels.

5.	Some developers are moving to thin film modules, which are not likely affected by the tariff. Thin film modules are generally more expensive but if the tariff were to result in higher prices for affected panels, thin film modules would become more cost-competitive. This includes First Solar modules and Solar Frontier modules, for which as of January 2018, the company is bidding on a project in California. The largest solar asset in the company’s portfolio to date is the Midway III asset that is under construction. This asset uses thin film modules that are exempt from the tariff.

Given these and other factors, we expect negligible impact from the tariff as we continue to raise capital, acquire assets and bring the offering towards its eventual close.

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

Solar power producers also compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. In the large-scale on-grid solar power systems market, our solar power projects will face direct competition from several companies that manufacture, distribute, or install solar power systems.

The operating results of the projects in which we invest that produce solar power may be negatively affected by several other factors.

In addition to shortages of technologies and key inputs and changes in governmental policies, the results of the projects in which we invest that produce solar power can be affected by a variety of factors, including the following:

•	the average selling price of solar cells, solar panels and solar power systems;

•	a decrease in the availability, pricing and timeliness of delivery of raw materials and components, particularly solar panels and components, including steel, necessary for solar power systems to function;

•	the rate and cost at which solar power producers can expand their manufacturing and product assembly capacity to meet customer demand, including costs and timing of adding personnel;

•	construction cost overruns, including those associated with the introduction of new products;

•	the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions;

•	unplanned additional expenses such as manufacturing failures, defects or downtime;

•	the impact of seasonal variations in sunlight on energy production;

•	the impact of weather variations on energy production;

•	acquisition and investment related costs;

•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•	changes in manufacturing costs;

•	the availability, pricing and timeliness of delivery of products necessary for solar power products to operate;

•	changes in electric rates due to changes in fossil fuel prices;

•	the lack of a viable secondary market for positions in solar energy projects; and

•	the ability of a solar energy project to generate cash and pay yield substantially depends on power generation, which depends on continuing productive capability of the solar energy hardware, including proper operations and maintenance of the solar energy hardware and fair sunlight for the life of the investment.

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

If our wind energy production assessments turn out to be wrong, our wind energy projects could suffer several material adverse consequences, including:

•	our wind energy production and sales for the project may be significantly lower than we predict;

•	our hedging arrangements may be ineffective or costlier;

•	we may not produce sufficient energy to meet our commitments to sell electricity or RECs and, as a result, we may have to buy electricity or RECs on the open market to cover our obligations or pay damages; and

•	our projects may not generate sufficient cash flow to make payments of principal and interest as they become due on the debt we provided on the project, and we may have difficulty refinancing such debt.

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

We currently use leverage to finance certain of our investments. At such time when the net proceeds from this offering have been fully invested, we expect that we will generally target a leverage ratio of up to $2 of debt for every $1 of equity on our overall portfolio, with individual allocations of leverage based on the mix of asset types and obligors; however, we will in no event exceed a leverage ratio of $3 of debt for every $1 of equity, unless any excess is approved by a majority of our independent directors. The amount of leverage that we employ will depend on our advisor’s assessment of market and other factors at the time of any proposed borrowing. Our LLC Agreement does not impose limits on the amount of leverage we may employ. There can be no assurance that leveraged financing will be available to us on attractive terms or at all. The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our shares. If the value of our assets decreases, leveraging would cause such value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our members. In addition, we and our members will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fees payable to the advisor. Furthermore, as we expect that the base management fee payable to GCM will be payable based on the average of the values of our gross assets for each day of the prior month, including those assets acquired with leverage, GCM will have a financial incentive to incur leverage, which may not be consistent with our members’ interests. The incentive distribution, to which the Special Unitholder, an affiliate of our advisor, may be entitled, may encourage our advisor to use leverage to increase the return on our portfolio, in the construction of additional projects.

To achieve our investment objectives, we may be required to utilize financial leverage. We may borrow money to make investments, for working capital and to make distributions to our members. No portion of the net worth of GCM, our sponsor, and its affiliates will be available to us to satisfy our liabilities or other obligations. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover the required debt service payments and, to the extent that we cannot meet our financing obligations, we risk the loss of some or all our assets to liquidation or sale, at significantly depressed prices in some cases due to market conditions or otherwise, to satisfy the obligations.

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

When we borrow, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we employ those funds. As a result, we can offer no assurance that a meaningful change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds may increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques to limit our exposure to interest rate fluctuations. These techniques may include borrowing at fixed rates or various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

We will be exposed to borrower default, prepayment risk, bankruptcy risk and liquidity risk to the extent we make loans or provide financing to others.

We may provide financing to projects owned by others, including through the provision of secured loans. We may also provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt and convertible preferred debt. We may also make loans to parties financing the supply of renewable energy and energy efficiency to residential and commercial customers or the adoption of strategies to reduce the consumption of energy by those customers. As a result, we are subject to the risk of borrower default. Defaults may increase because of economic conditions beyond the control of the company, our advisor and the borrowers, including prevailing interest rates, the value of the U.S. dollar, energy prices, changes in the demand for renewable energy or energy efficiency projects, construction delays, disruptions in the credit markets and other factors. Any such defaults will directly affect the operating results of, and risks of an investment in, the company.

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

Risks Related to This Offering and Our Shares

The offering prices may change on a quarterly basis and investors will purchase shares at the offering price that is effective at the time they submit their subscriptions.

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

This is a “best-efforts,” as opposed to a “firm commitment” offering. This means that the dealer manager is not obligated to purchase any shares, but has only agreed to use its “best efforts” to sell the shares to investors. As a general matter, investors purchasing such shares should not assume that the number of shares sold, or gross offering proceeds received, by us will be greater than the number of shares sold or the gross offering proceeds received by us to that point in time. No investor should assume that we will sell the maximum offering, or any other offering amount.

The shares sold in the public offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if you purchase Class A, C, I or P-I shares, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares.

The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Your ability to transfer your shares is limited. Pursuant to our LLC Agreement, we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a member. Moreover, you should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit your ability to sell your shares to us, and we may amend, suspend or terminate our share repurchase program at any time without giving you notice in advance. In particular, the share repurchase program provides that we may make repurchase offers only to members who have purchased Class A, C, I or P- I shares and have held their shares for a minimum of one year.. In addition, we limit repurchases (i) during any 12-month period, to 5% of our weighted average number of outstanding shares and (ii) during any fiscal quarter, to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. Our ability to repurchase shares is subject to and may be limited by the company’s available funds. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of our assets. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. The shares should be purchased as a long-term investment only.

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

Because the dealer manager is an affiliate of GCM, there will be no independent review of our offering customarily performed in underwritten offerings.

The dealer manager, SC Distributors, LLC, is an affiliate of GCM, and did not make an independent review of us or the offering. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of this offering. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of this offering. Further, the due diligence investigation of us by the dealer manager cannot be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our shares relative to publicly traded companies.

We may be unable to invest a significant portion of the net proceeds of this offering on acceptable terms in the timeframe contemplated herein.

Delays in investing the net proceeds of this offering may impair our performance. We cannot assure you that we will be able to identify any investment opportunities that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of this offering on acceptable terms within the time that we anticipate or at all, which could harm our financial condition and operating results.

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

If you purchase our shares in this offering, you will incur immediate dilution, which will be substantial, equal to the costs of the offering associated with your shares. This means that the investors who purchase shares will pay a price per share that substantially exceeds the per share value of our assets after subtracting our liabilities. The costs of this offering, which include commissions, dealer manager fees, offering costs and organization cost, are currently estimated to be between 11.5% and 15.0 % of gross offering proceeds for Class A, C and I. There are no costs of this offering for Class P-I.

Anti-takeover provisions in our LLC Agreement could inhibit a change in control.

Provisions in our LLC Agreement may make it more difficult and expensive for a third party to acquire control of us, even if a change of control would be beneficial to our shares. Under our LLC Agreement, which will be in effect at the commencement of this offering, our shares have only limited voting rights on matters affecting our business and therefore have limited ability to influence management’s decisions regarding our business. In addition, our LLC Agreement contains several provisions that could make it more difficult for a third party to acquire, or may discourage a third party from acquiring control of our company. These provisions include:

•	restrictions on our ability to enter into certain transactions with major holders of our shares modeled on the limitation contained in Section 203 of the Delaware General Corporation Law, or the DGCL;

•	allowing only the company’s board of directors to fill vacancies, including newly created directorships;

•	requiring that directors may be removed, with or without cause, only by a vote of a majority of the issued and outstanding shares;

•	requiring notice in advance for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by holders of our shares at a meeting of members;

•	our ability to issue additional securities, including securities that may have preferences or are otherwise senior in priority to our shares; and

•	limitations on the ability of holders of our shares to call special meetings of holders of our shares.

Moreover, our LLC Agreement also prohibits any person from beneficially or constructively owning, as determined by applying certain attribution rules of the Internal Revenue Code, our shares that would result in GREC being a “closely held C corporation” under Section 465(a)(1)(B) of the Internal Revenue Code. The ownership limits imposed under the Internal Revenue Code are based upon direct or indirect ownership by individuals (as defined in the Internal Revenue Code to include certain entities), but only during the last half of a tax year. The ownership limits contained in our LLC Agreement are based on the ownership at any time by any person, which term includes entities. These ownership limitations in our LLC Agreement are intended to provide added assurance that GREC will not be classified as a closely held C corporation, and to minimize administrative burdens. However, the ownership limit on our shares might also delay or prevent a transaction or a change in our control that might involve a premium price over the then current net asset value of our shares or otherwise be in the best interest of our members.

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

U.S. federal income tax rules applicable to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects, are difficult to apply to, publicly traded interests in partnerships. We apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to members in a manner that reflects members’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Treasury Regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to investors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 11 East 44th Street, Suite 1200, New York, NY 10017. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

The company’s Class A, Class C, Class I, Class P-A (no longer offered or outstanding) or Class P-I shares are not listed or traded on any recognized securities exchange. Since the initial closing and through the date of this filing, the company sold shares on a continuous basis at the following prices:

Period		Class
From	To	A	C	I	P-A	P-I
25-Apr-14	4-Nov-15	$10.000	$9.576	$9.186	NA	NA
5-Nov-15	4-Feb-16	$10.024	$9.599	$9.208	NA	NA
5-Feb-16	5-May-16	$10.048	$9.621	$9.230	NA	NA
6-May-16	3-Aug-16	$10.068	$9.640	$9.248	$9.589	$8.808
4-Aug-16	6-Nov-16	$10.227	$9.791	$9.394	$9.739	$8.946
7-Nov-16	7-Feb-17	$10.282	$9.581	$9.445	$9.782	$8.828
8-Feb-17	4-May-17	$10.224	$9.526	$9.391	$9.704	$8.758
5-May-17	17-May-17	$10.165	$9.479	$9.337	$9.704	$8.690
18-May-17	03-Aug-17	$9.735	$9.067	$8.942	$9.704	$8.690
04-Aug-17	02-Nov-17	$9.724	$9.078	$8.932	N/A	$8.730
03-Nov-17	05-Feb-18	$9.735	$9.089	$8.943	N/A	$8.750
06-Feb-18		$9.780	$9.089	$8.984	N/A	$8.810

HOLDERS

As of December 31, 2017, the company has issued 14,500,518 Class A shares (including 23,601 to GCM), 1,441,193 Class C shares, 4,617,919 Class I shares and 3,397,878 Class P-I shares.

DISTRIBUTIONS

The following table reflects the distributions declared during the year ended December 31, 2017.

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2017	$431,686	$349,842	$781,528
March 1, 2017	413,270	332,761	746,031
April 3, 2017	482,113	371,902	854,015
May 1, 2017	486,864	370,463	857,327
June 1, 2017	524,909	383,585	908,494
July 3, 2017	534,165	382,339	916,504
August 1, 2017	572,833	406,993	979,826
September 1, 2017	600,962	415,864	1,016,826
October 2, 2017	603,869	411,848	1,015,717
November 1, 2017	637,604	436,753	1,074,357
December 1, 2017	656,495	430,860	1,087,355
January 2, 2018	711,306	454,324	1,165,630
Total	$6,656,076	$4,747,534	$11,403,610

The following table reflects the distributions declared during the year ended December 31, 2016.

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2016	$171,410	$185,680	$357,090
March 1, 2016	182,825	195,193	378,018
April 1, 2016	221,088	221,729	442,817
May 2, 2016	234,799	241,934	476,733
June 1, 2016	261,003	271,362	532,365
July 1, 2016	270,112	277,033	547,145
August 1, 2016	296,391	288,859	585,250
September 1, 2016	323,445	299,790	623,235
October 3, 2016	334,152	299,699	633,851
November 1, 2016	356,589	321,863	678,452
December 1, 2016	371,493	320,165	691,658
January 3, 2017	403,983	367,279	771,262
Total	$3,427,290	$3,290,586	$6,717,876

The following table reflects the distributions declared during the year ended December 31, 2015.

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 2, 2015	$35,820	$30,024	$65,844
March 2, 2015	35,691	30,341	66,032
April 1, 2015	46,720	38,120	84,840
May 1, 2015	53,139	46,808	99,947
June 1, 2015	61,499	57,380	118,879
July 1, 2015	69,501	65,739	135,240
August 3, 2015	82,395	81,426	163,821
September 1, 2015	95,124	95,081	190,205
October 1, 2015	104,797	109,643	214,440
November 2, 2015	120,894	128,288	249,182
December 1, 2015	134,302	143,800	278,102
January 4, 2016	156,985	166,624	323,609
Total	$996,867	$993,274	$1,990,141

PERFORMANCE GRAPH

Not applicable.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2017, the company sold 3,092 Class P-A shares and 3,198,559 Class P-I shares under a private placement memorandum. During the year ended December 31, 2016, the company sold 47,774 Class P-A shares and 199,319 Class P-I shares under a private placement memorandum. During the year ended December 31, 2015, there were no unregistered sales of securities by the company. Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017 and are no longer offered for sale.

ISSUER PURCHASES OF EQUITY SECURITIES

For the year ended December 31, 2017, the company repurchased 368,925 Class A shares, 6,041 Class C shares, 81,315 Class I shares and 10,309 Class P-I shares at a total purchase price of $3,280,566, $53,073, $724,059 and $90,000, respectively, pursuant to the company’s share repurchase program. For the year ended December 31, 2016, the company repurchased 261,620 Class A shares and 25,035 Class I shares at a total purchase price of $2,407,717 and $230,084, respectively, pursuant to the company’s share repurchase program. For the year ended December 31, 2015, the company repurchased 15,000 Class A shares at a total purchase price of $135,375, pursuant to the company’s share repurchase program. No Class C shares were repurchased during the years ended December 31, 2017 and 2016. No Class C or I shares were repurchased during the year ended December 31, 2015.

The table below provides information concerning the company’s repurchase of shares during the years ended December 31, 2017, 2016 and 2015 pursuant to the company’s share repurchase program.

Period	Total Number of Shares (Classes A, C, I and P-I) purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 to March 31, 2017	113,534	$9.227	113,534	—
April 1 to June 30, 2017	107,155	8.786	107,155	—
July 1 to September 30, 2017	135,561	8.761	135,561	—
October 1 to December 31, 2017	110,340	8.786	110,340	—
Total - 2017	466,590	$8.886	466,590	—

January 1 to March 31, 2016	9,021	$9.068	9,021	—
April 1 to June 30, 2016	80,958	9.086	80,958	—
July 1 to September 30, 2016	94,761	9.230	94,761	—
October 1 to December 31, 2016	101,915	9.280	101,915	—
Total - 2016	286,655	$9.202	286,655	—

January 1 to March 31, 2015	—	$—	—	—
April 1 to June 30, 2015	—	—	—	—
July 1 to September 30, 2015	—	—	—	—
October 1 to December 31, 2015	15,000	9.025	15,000	—
Total - 2015	15,000	$9.025	15,000	—

(1)	The company’s share repurchase program provides that we may make repurchase offers only if we have sufficient funds available for repurchase and to the extent the total number of shares for which repurchase is requested in any fiscal quarter does not exceed 5% of our weighted average number of outstanding shares in any 12-month period. In addition, we will limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data of the company as of December 31, 2017, 2016, 2015, 2014 and 2013 and for the years ended December 31, 2017, 2016 and 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014 are derived from our consolidated financial statements that have been audited by KPMG, our independent registered public accounting firm. This financial data should be read in conjunction with our consolidated financial statements and related notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report:

	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013
Statements of Assets and Liabilities data at period end:
Investments, at fair value	$218,386,174	$115,123,101	$51,454,566	$2,737,501	$—
Swap contracts, at fair value	156,068	90,697	—	—	—
Cash and cash equivalents	10,144,014	13,055,090	5,889,030	7,567,061	202,000
Other assets	4,823,789	6,766,392	944,879	517,575	—
Total assets	233,510,045	135,035,280	58,288,475	10,822,137	—
Payable for investments purchased	15,414,205	—	—	—	—
Term note payable, net of financing costs	12,910,364	3,270,399	—	—	—
Other liabilities	2,510,709	2,346,081	600,397	309,482	—
Total liabilities	30,835,278	5,616,480	600,397	309,482	—
Total net assets	$202,674,767	$129,418,800	$57,688,078	$10,512,655	$202,000

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from Commencement of Operations (April 25, 2014) through December 31, 2014
Statements of operations data:
Total investment income	$13,383,121	$8,236,025	$1,854,122	$38,291
Management fee expense	3,351,250	2,018,434	571,271	64,282
Incentive fees	139,692	—	—	—
All other expenses	2,433,137	1,921,793	1,054,509	617,072
Waiver of management fees	—	—	—	(21,228)
Pre-operating expenses	—	—	—	222,734
Expense reimbursement to (from) advisor	—	636,926	11,794	(648,720)
Net investment income (loss) before taxes	7,459,042	3,658,872	216,548	(195,849)
Deferred tax (benefit) expense	2,619,076	(1,142,738)	(522,985)	—
Franchise tax expense	(23,415)	(121,940)	—	—
Net investment income (loss)	4,816,551	4,679,670	739,533	(195,849)
Net realized loss on foreign currency transactions	—	—	—	(136)
Net realized gain on investments	693,882	4,578	—	—
Net change in unrealized appreciation (depreciation) on investments	5,929,033	(1,473,781)	1,578,967	81,012
Net change in unrealized appreciation (depreciation) on foreign currency translation	97,763	40,703	(196,902)	(31,647)
Net change in unrealized appreciation on swap contracts	65,371	90,697
Change in benefit from deferred taxes on unrealized appreciation on investments	963,720	4,386,656	127,015	—
Net increase (decrease) in net assets resulting from operations	$12,566,320	$7,728,523	$2,248,613	(146,620)
Per share data (basic and diluted): (1)
Net asset value (Class A)	$8.68	$8.69	$8.54	8.50
Net asset value (Class C)	$8.42	$8.44	$8.54	8.50
Net asset value (Class I)	$8.68	$8.69	$8.54	8.50
Net asset value (Class P-I)	$8.81	$8.67	$—	—
Net investment income (loss)	$0.25	$0.43	$0.22	(0.38)
Net realized gain on investments	$0.04
Net change in unrealized appreciation (depreciation) on investments, net of incentive allocation to special unitholder	$0.31	$(0.10)	$0.39	0.14
Net change in unrealized appreciation (depreciation) on foreign currency translation	$0.01	$—	$(0.06)	(0.06)
Change in benefit from deferred taxes on unrealized appreciation on investments	$0.05	$0.40	$0.04	—
Net increase (decrease) in net assets attributed to common stockholders	$0.66	$0.73	$0.59	(0.30)
Distributions declared (Class A)	$0.60	$0.60	$0.60	0.28
Distributions declared (Class C)	$0.59	$0.60	$0.60	0.28
Distributions declared (Class I)	$0.60	$0.60	$0.60	0.28
Distributions declared (Class P-I)	$0.58	$0.25	$—	—
Other data:
Weighted average common shares outstanding	18,922,343	11,043,156	3,335,719	513,052
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class A)	6.90%	8.79%	7.44%	(5.33)%
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class C)	6.77%	5.65%	7.44%	(5.33)%
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class I)	6.90%	8.79%	7.44%	(5.33)%
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class P-I)	8.65%	4.49%	—%	—%
Number of portfolio company investments at period end	18	9	8	3
Purchases of investments	$127,069,013	$91,786,650	$47,681,029	2,688,136
Principal payments and sales of investments for the period	$30,496,206	$26,689,615	$359,432	—

(1)	The per share calculation for net asset value was based on shares outstanding. All other per share calculations were derived by using the weighted average shares outstanding.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Various statements in this annual report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, our advisor’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under “Risk Factors” and elsewhere in this report. All forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to update or revise any forward-looking statements because of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:

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

Overview

Greenbacker Renewable Energy Company LLC, (the “LLC”) a Delaware limited liability company, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects and other energy-related businesses as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all the outstanding shares of capital stock of GREC. The LLC and GREC (collectively “we”, “us”, “our”, and the “company”) are managed and advised by Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency, sustainability and other energy related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year end is December 31.

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

Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as RECs and EECs, which are generated by the projects and the sale of by-products such as organic compost materials. We initially have focused on solar energy and wind energy projects as well as energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes and therefore we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives make wind energy and other types of projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established and it will be a relatively straightforward process to integrate new acquisitions and projects into our portfolio. Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include wind farms, hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses.

Our preferred investment strategy is to acquire controlling equity stakes in our target assets or to be named the managing member of a limited liability company to oversee and supervise their operations. We define controlling equity stakes as companies in which we own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors. However, we will also provide financing to projects owned by others, including through the provision of secured loans which may or may not include some form of equity participation. We may also provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, and preferred equity, and make minority equity investments. We may also participate in projects by acquiring contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of a project. We may also make equity investments in or loans to parties financing the supply of renewable energy and energy efficiency to residential and commercial customers or the adoption of strategies to reduce the consumption of energy by those customers. Our strategy will be tailored to balance long-term cash flow certainty, which we can achieve through long-term agreements for our products, with shorter term arrangements that allow us to potentially generate higher risk- adjusted returns.

Our renewable energy projects generate revenue primarily by selling (1) generated electric power to local utilities and other high quality, utility, municipal, corporate and individual residential counterparties, and (2) in some cases, RECs, EECs, and other commodities associated with the generation or savings of power. We seek to acquire or finance projects that contain transmission infrastructures and access to power grids or networks that will enable the generated power to be sold. We generally expect our projects will have PPAs with one or more counterparties, including local utilities or other high credit quality counterparties, who agree to purchase the electricity generated from the project. We refer to these PPAs as “must-take contracts,” and we refer to these other counterparties as “off-takers.” These must-take contracts guarantee that all electricity generated by each project will be purchased. Although we intend to work primarily with high credit quality counterparties, if an off-taker cannot fulfill its contractual obligation to purchase the power, we generally can sell the power to the local utility or other suitable counterparty, which would potentially ensure revenue is generated for all solar electricity generation. We may also generate revenue from the receipt of interest, fees, capital gains and distributions from investments in our target assets.

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

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the years ended December 31, 2017 and 2016.

	For the year ended December 31, 2017	For the year ended December 31, 2016
Investment grade:
Utility	61.9%	72.2%
Municipality	6.1	6.2
Corporation	0.3	1.2
Subtotal investment grade	68.3%	79.6%

Non-investment grade or no rating:
Utility	0.4%	1.1%
Municipality	3.3	5.9
Residential	25.7	10.0
Corporation	2.3	3.4
Subtotal non-investment grade or no rating	31.7%	20.4%

Total	100.0%	100.0%

Our PPAs, when structured with utilities and other large commercial users of electricity, are generally long-term in nature, tied to 100% of the output of the specific generating asset, and priced at a rate established pursuant to a formula set by the contract. The formula is often dependent upon the type of subsidies, if any, offered by the local and state governments for project development. Although we focus on projects with long-term contracts that ensure price certainty, we also look for projects with shorter term arrangements that will allow us to participate in market rate changes which may lead to higher current income.

Certain of the PPAs for our projects are structured as “behind the meter” agreements with residential, commercial or government entities. Under the agreements, all electricity generated by a project will be purchased by the off-taker at an agreed-upon rate that may be set at a slight discount to the retail electric tariff rate for the off-taker. These agreements also typically provide for annual rate increases over the term of the agreement although that is not a necessary requirement. The behind the meter agreement is generally long-term in nature and further typically provides that, should the off-taker fail to fulfill its contractual obligation, any electricity that is not purchased by the off-taker may be sold to the local utility, usually at an equivalent wholesale spot electric rate.

We have structured some of our investments in residential solar with a similar commercial arrangement to that of the PPA with utilities and other large commercial users of electricity for our energy projects, as described above. Recently, we acquired residential solar assets which have a PPA with the residential homeowner as counterparty as well as leasing the solar assets to a residential owner on a long-term basis where the residential owner directly receives the benefit of the electricity generated.

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

The table below sets forth the company’s investments in alternative energy generation portfolios as of December 31, 2017.

	Acquisition Date	Industry	Location(s)	Form of Investment ****	Cost **/ Principal Amount*	Assets	Generation Capacity in (MW)*
Sunny Mountain Portfolio	Third quarter 2014	Alternative Energy – Commercial Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.801
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015	Alternative Energy – Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$27,934,875	Commercial ground and roof mounted solar photovoltaic systems	19.46
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Commercial Solar	Vermont	100% equity ownership	$13,075,000	Commercial ground mounted solar photovoltaic systems	7.393
Magnolia Sun Portfolio	Third quarter 2015, First quarter 2016	Alternative Energy – Commercial Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted solar photovoltaic systems	5.302
Six States Solar Portfolio	Fourth quarter 2015, Third quarter 2017,	Alternative Energy – Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% equity ownership	$4,770,306	Ground and roof mounted solar systems	12.973
Greenbacker Residential Solar Portfolio	Third quarter 2016, First quarter 2017, Second quarter 2017	Alternative Energy – Residential Solar	Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	100% equity ownership or managing member, majority equity owner	$28,100,000	Residential rooftop mounted solar photovoltaic systems	18.559
Greenbacker Residential Solar Portfolio II	Second quarter 2017	Alternative Energy – Residential Solar	Arizona, California, Connecticut, Maryland, Massachusetts, Nevada, New Jersey and New York	Managing member, majority equity owner	$6,400,000	Residential rooftop mounted solar photovoltaic systems	10.221
Enfinity Colorado DHA Portfolio	First quarter 2017	Alternative Energy – Residential Solar	Colorado	100% equity ownership	$1,400,000	Residential rooftop mounted solar photovoltaic systems	2.508
Golden Horizons Solar Portfolio	Fourth quarter 2017	Alternative Energy – Solar	California	100% equity ownership	$9,450,000	Commercial ground mounted solar photovoltaic systems	7.792
Raleigh Portfolio	Third quarter 2017	Alternative Energy – Commercial Solar	North Carolina	Managing member, majority equity owner	$20,672,198	Commercial ground mounted solar photovoltaic systems	27.829
Foresight Solar Portfolio	Fourth quarter 2017	Alternative Energy – Commercial Solar	California, Colorado	Managing member, majority equity owner	$13,200,071	Commercial ground mounted solar photovoltaic systems	10.0
Midway III Portfolio	Fourth quarter 2017	Alternative Energy – Commercial Solar	California	100% equity ownership	$10,093,861	Commercial ground mounted solar photovoltaic systems	***
Greenbacker Wind -California	Fourth quarter 2017	Alternative Energy – Wind	California	100% equity ownership	$9,500,000	Operating wind power facilities	6.0
Greenbacker Wind - Idaho	Second quarter 2017	Alternative Energy – Wind	Idaho	100% equity ownership	$7,320,000	Operating wind power facilities	10.5
Greenbacker Wind -Montana	Fourth quarter 2015, Fourth quarter 2016	Alternative Energy – Wind	Montana	Managing member, equity owner	$21,609,488	Operating wind power facilities	35.0
Greenbacker Wind -Vermont	Fourth quarter 2017	Alternative Energy – Wind	Vermont	100% equity ownership	$24,417,193	Operating wind power facilities	10.0
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency – Lighting Replacement	Puerto Rico	Capital lease	$482,450	Energy efficiency LED lighting	—
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency – Lighting Replacement	Pennsylvania	Secured loan	$672,871	Energy efficiency LED lighting	—
Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Residential Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	.6

* Approximate.

** Does not include assumed project level debt.

*** Currently under construction.

**** 100% Equity ownership, majority equity owner (> 50%), equity owner (< 50%), Managing Member of the Limited Liability Company, secured loan or a capital lease

The investments described above have allowed us to execute on our strategy of constructing a portfolio of projects offering predictable power generation characteristics and generally stable income streams which includes generally seasonal solar generation income, wind generation income which is generally stronger in the winter months, and energy efficiency lights investments.

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

Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), we are offering on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests, consisting of up to $800,000,000 of shares in the Primary Offering and up to $200,000,000 of shares pursuant to the Distribution Reinvestment Plan. SC Distributors, LLC is the dealer manager for the current offering. The company’s initial offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) terminated on February 7, 2017.

 After the finalization of the December 31, 2017 net asset value, the current offering price of the Class A shares is $9.780 per share, the current offering price of the Class C shares is $9.089 per share, the current offering price of the Class I shares is $8.984 per share and the current offering price of the Class P-I shares is $8.810 per share.

As of December 31, 2017, through initial purchases of shares and participation in the distribution reinvestment program, our advisor owned 23,601 shares. As of December 31, 2016, our advisor and its affiliate owned 23,469 and 93,191 shares, respectively. The affiliate of our advisor redeemed all of its shares during the year ended December 31, 2017 and no longer owns shares as of December 31, 2017.

As of December 31, 2017, we had received subscriptions for and issued 24,008,372 of our shares (including shares issued under the DRP) for gross proceeds of $230,720,821 (before dealer-manager fees of $3,242,439 and selling commissions of $11,160,498 for net proceeds of $216,317,884). As of December 31, 2016, we had received subscriptions for and issued 15,223,577 of our shares (including shares issued under the DRP) for gross proceeds of $149,746,470 (before dealer-manager fees of $2,416,177 and selling commissions of $8,713,815 for net proceeds of $138,616,478).

Current Competition in the Alternative Energy - Solar Marketplace

The solar financing market started as a cottage industry where developers would bring together high net worth investors to fund single solar and wind transactions. While successful in jump starting the industry, true capital formation is a relatively new phenomenon and is not as well developed as in other asset classes. Currently in the alternative energy – solar marketplace, there are several sources of capital:

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

Credit risk. We encounter credit risk relating to (1) counterparties to the electricity and environmental credit sales agreements (including PPAs) for our projects, (2) counterparties responsible for project construction and hedging arrangements, (3) companies in which we may invest and (4) any potential debt financing we or our projects may obtain. When we are able to do so, we seek to mitigate credit risk by entering into contracts with high quality counterparties. However, it is still possible that these counterparties may be unable to fulfill their contractual obligations to us. If counterparties to the electricity sales agreements for our projects or the companies in which we invest are unable to make payments to us when due, or at all, our financial condition and results of operations could be materially adversely effected. While we seek to mitigate construction-related credit risk by entering into contracts with high quality EPC companies with appropriate bonding and insurance capacity, if EPCs to the construction agreements for our projects are unable to fulfill their contractual obligations to us, our financial condition and results of operation could be materially adversely effected. We seek to mitigate credit risk by deploying a comprehensive review and asset selection process, including worst case analysis, and careful ongoing monitoring of acquired assets as well as mitigation of negative credit effects through back up planning. Nevertheless, unanticipated credit losses may occur which could adversely impact our operating results.

Electricity prices. All of our projects benefit from take-or-pay contracts to sell 100% of the power we generate on the contracted terms. On average the contracts on our existing portfolio have approximately 16.0 years left prior to being exposed to market prices. The credit standing of the contract counterparty is a particular focus in situations where the contracts have a price escalator as such contracts create an incentive for the counterparty to not continue to perform if the contract pricing deviates materially from the market price. If the contract is with a public or investment grade entity, we have generally been confident that the contract terms will be honored. The only exception might apply in situations where rising electricity prices could create pressure around a political change in a particular state or locale.

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

Level 1:	Unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2:	Other significant observable inputs that are sourced either directly or indirectly from publications or pricing services, including dealer or broker markets, for identical or comparable assets or liabilities. Generally, these inputs should be widely accepted and public, non-proprietary and sourced from an independent third party.

Level 3:	Inputs derived from a significant amount of unobservable market data and derived primarily through the use of internal valuation methodologies. GREC utilizes primarily proprietary discounted cash flow pricing models which include the use of significant assumptions, projections and professional judgement.

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

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. As of December 31, 2017 and December 31, 2016, the company recorded a liability for deferred sales commissions in the amount of $249,858 and $203,357, respectively.

Financing Costs

Financing costs related to debt liabilities of the company, GREC or GREC Holdco are presented on the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability.

Recently Issued Accounting Pronouncements

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon bonds; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities should apply this ASU using a retrospective transition method to each period presented. Management evaluated the impact of the adoption of the ASU, and it is not expected to have a material impact to the company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01 regarding “Recognition and Measurement of Financial Assets and Financial Liabilities”. The new guidance is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management evaluated the impact of the adoption of the ASU, and it is not expected to have a material impact to the company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which will amend FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Management evaluated the impact of the adoption of the ASU, and it is not expected to have a material impact to the company’s consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606 - Revenue from Contracts with Customers (ASU 2014-09). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The ASU will replace most of the existing revenue recognition guidance under US GAAP. The amendments in ASU 2014-09 are effective for public companies for interim and annual periods in fiscal years beginning after December 15, 2017, with early adoption permitted for interim and annual periods in fiscal years beginning after December 15, 2016. The company will adopt this standard on January 1, 2018 using either the retrospective or cumulative effective transition method. The company has evaluated the impact of ASU 2016-20, and amended amendments, on its consolidated financial statements and disclosures and does not expect the adoption to have a material impact on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02, as amended by ASU 2017-13, effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented.  At this time, management is evaluating the impact of ASU No. 2016-02 on its consolidated financial statements and disclosures.

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

Portfolio and Investment Activity

As of December 31, 2017, the company invested in numerous solar, wind and energy efficiency projects included in 18 investment portfolios, as well as one energy efficiency secured loan, as follows:

East to West Solar Portfolio

The company owns 9.789 MWs of operating solar power facilities located on 13 sites in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina (the “East to West Solar Portfolio”). The East to West Solar Portfolio consists of ground and roof mounted solar systems (each, a “System”) located on municipal and commercial properties as follows:

1.	Denver International Airport - The Denver International Airport System has a generation capacity of 1,587.6 kW and is located in Denver, Colorado. The System sells power directly to the City and County of Denver Department of Aviation, under a 25-year variable rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year contract.

2.	Progress Energy I – The Progress Energy I System has a generation capacity of 2,479.0 Kw and is located in Laurinburg, North Carolina. The system sells power directly to the local utility Duke Energy (Progress Energy) under a 20-year fixed rate PPA.

3.	Progress Energy II – The Progress Energy II System has a generation capacity of 2,499.2 Kw and is located in Laurinburg, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy under a 15-year fixed rate PPA and also sells RECs to the same off-taker under a 15-year contract.

4.	SunSense I - The SunSense I System has a generation capacity of 500.0 Kw and is located in Raleigh, North Carolina. The system sells power directly to the local utility, Duke Energy /Progress Energy Carolinas, Inc., under a 20-year fixed rate PPA.

5.	SunSense II – The SunSense II System has a generation capacity of 497.0 Kw and is located in Clayton, North Carolina. The system sells power directly to the local utility, Duke Energy /Progress Energy Carolinas, Inc., under a 20-year fixed rate PPA.

6.	SunSense III – The SunSense III System has a generation capacity of 497.0 Kw and is located in Fletcher, North Carolina. The system sells power directly to the local utility, Duke Energy / Progress Energy Carolinas, Inc. under a 20-year fixed rate PPA.

7.	NIPSCO III – The NIPSCO “Turtle Top” System has a generation capacity of 375.2 Kw and is located in New Paris, Indiana. The system sells power directly to the local utility, Northern Indiana Public Service Company (NIPSCO), under a 15-year escalating fixed rate PPA.

8.	OUC I – The OUC I System has a generation capacity of 417.0 Kw and is located in Orlando, Florida. The system sells power directly to the local utility, Orlando Utilities Commission, under a 25-year fixed rate PPA.

9.	KIUC – The KIUC System has a generation capacity of 383.0 kW and is located in Koloa, Hawaii. The system sells power directly to the local utility, the Kauai Island Utility Cooperative, under a 20-year fixed rate PPA.

10.	TJ Maxx – The TJ Maxx System has a generation capacity of 249.9 kW and is located in Bloomfield, Connecticut. The system sells power directly to the H.G. Conn. Realty Corp under a 15-year escalating fixed rate PPA.

11.	Denver Public Schools (Green Valley) – The Green Valley System has a generation capacity of 101.2kW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating fixed rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year fixed rate contract.

12.	Denver Public Schools (Rachel B. Noel) – The Rachel B. Noel System has a generation capacity of 101.2 kW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating fixed rate PPA. The System also sells SRECs to the local utility, Xcel Energy, under a 20-year fixed rate contract

13.	Denver Public Schools (Greenwood) – The Greenwood System has a generation capacity of 101.2 kW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating fixed rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year fixed rate contract.

Separately, the company owns two additional operating solar PV systems, each with approximately 1.0 MW in power generation and together comprising a total of 2.05 MW, located in Gainesville, Florida (the “Gainesville Solar” facilities). Details of Gainesville Solar, which are included in the East to West Solar Portfolio, are as follows:

1.	MLH2 - The MLH2 System has a generation capacity of 1,000 kW and is located in Gainesville, Florida, on land owned by the company. The system sells power directly to the local utility, Gainesville Regional Utility, under a 20-year fixed rate PPA.

2.	MLH3 – The MLH3 System has a generation capacity of 1,050 kW and is located in Gainesville, Florida. The system sells power directly to the local utility, Gainesville Regional Utility, under a 20-year fixed rate PPA.

Lastly, the company owns two operating solar PV systems comprising a total of 7.621 MW (the “NC Tar Heel” facilities) located in North Carolina through an equity investment of approximately $8,400,000 plus working capital.

Details of the NC Tar Heel facilities, which is included in the East to West Solar Portfolio, are as follows:

1. Person County Solar Park 2 (PCIP) – The PCIP System has a generation capacity of 1,250 kW and is located in Timberlake, North Carolina. The system sells power directly to the local utility, Duke Energy /Progress Energy under a 20-year escalating fixed rate PPA.

2. South Robeson – The South Robeson System has a generation capacity of 6,371kW and is located in Rowland, North Carolina. The system sells power directly to the local utility, Duke Energy / Progress Energy, under a 15-year fixed rate PPA. The System also sells RECs to the same off-taker under a 15-year fixed price contract.

Green Maple Portfolio

The company owns nine solar power facilities in various locations in the state of Vermont (the “Green Maple Portfolio”). In conjunction with constructing these facilities, the company entered into separate loan agreements for seven facilities with the Vermont Economic Development Authority (“VEDA”) of which approximately $4,491,040 in loans were outstanding as of December 31, 2017 but repaid in January 2018.

A brief summary of each project is as follows:

1.	Charter Hill Solar – The Charter Hill System has a generation capacity of 1.044 MW and is located in Rutland, Vermont. The system sells power directly to the local utility, Green Mountain Power, under a 25-year fixed rate PPA.

2.	Williamstown Solar – The Williamstown System has a generation capacity of 732 kW and is located in Williamstown, Vermont. The system sells power to a commercial off-taker under a 20-year fixed rate PPA.

3.	GLC Chester Solar – The GLC Chester System has a generation capacity of 732 kW and is located in Chester Township, Vermont. The system sells power to various municipal off-takers under 20-year fixed rate PPAs.

4.	Pittsford Solar – The Pittsford system has a generation capacity of 686 kW and is located in Pittsford Township, Vermont. The system sells power to various commercial off-takers under 20-year fixed rate PPAs.

5.	Novus Royalton Solar – The Novus Royalton system has a generation capacity of 686 kW and is located in Royalton, Vermont. The system sells power to various municipal off-takers under 20-year fixed rate PPAs.,

6.	Proctor GLC Solar LLC – The Proctor GLC system has a generation capacity of 708.75 kW and is located in Proctor, Vermont. The system sells power to a municipal off-taker under a 20-year fixed rate PPA.

7.	Hartford Solarfield LLC – The Hartford Solarfield system has a generation capacity of 748.44 kW and is located in Hartford, Vermont. The system sells power to a municipal off-taker under a 20-year fixed rate PPA.

8.	46 Precision Drive LLC – The 46 Precision Drive system has a generation capacity of 748.44 kW and is located in North Springfield, Vermont. The system sells power to a municipal off-taker under a 20-year fixed rate PPA.

9.	City Garden Solar LLC – The City Garden system has a generation capacity of 1.0 MW and is located in Rutland, Vermont. The system sells power directly to the local utility, Green Mountain Power, under a 25-year fixed rate PPA.

Magnolia Sun Portfolio

1.	Powerhouse One - The company owns four solar facilities located in Tennessee, with a total generation capacity of 3.0 MW. The facilities consist of commercial grade, ground mounted solar systems located on leased property within a five-mile radius in Fayetteville, Tennessee. The systems sell power directly to two local utilities; Tennessee Valley Authority and Fayetteville Public Utilities under long term PPAs.

2.	CaMa Solar – The company owns two solar facilities in California, and one in Massachusetts, with a total generation capacity of 721,828 kW. The California systems sell power to municipal off-takers; Santa Cruz City Schools, and Petaluma City Schools of Sonoma County, under long-term PPAs. The Massachusetts systems sells power to the WGBH Educational Foundation, located in Boston, MA, under a long-term PPA.

3.	SolaVerde – The company owns eleven solar facilities in Tennessee with a total capacity of 1.75 MW Eight of the systems sell power directly to the local utility, Tennessee Valley Authority, under a long-term PPA. Three of the systems sell power to municipal off-takers.

Canadian Northern Lights Portfolio

The company owns a portfolio of seventy-nine (79) rooftop solar photovoltaic systems located within a 60-mile radius of Toronto, Ontario, Canada with a combined generation capacity of approximately 581.4 kW. The Company sold one of the locations in June 2017. Standardized lease agreements are in place and the systems sell power directly to the local utility, Ontario Power Authority (“OPA”) under their microFIT solar program at a fixed rate.

There is a standardized lease that is signed with each of the home/building owners that allows the system to be generally operated and maintained during the term of each OPA contract. The lease has been designed to survive the sale of the home/building and there is a non-disturbance provision which will allow the owner of the system, the company, to operate the system for the entirety of the term. The home/building owner receives a modest annual rental payment for use of the rooftop.

Six States Solar Portfolio

The company currently leases 12.973 MW of operating solar power facilities located on 27 sites in the states of Arizona, California, Colorado, Connecticut, Indiana, and North Carolina under a master lease agreement. During the remaining term of the lease, which is approximately 17 years, there is the potential for the company to purchase these assets directly upon agreement and consent of the parties. With over 82% of the contracted revenues from investment grade counterparties, the average remaining life of the PPA is approximately 13.6 years.

The Six States Solar Portfolio (the “SSS Portfolio”) consists of ground and roof mounted solar units located on municipal and commercial properties generally described as follows:

1.	The Town of Newington - Newington Public Schools - Newington Public Schools (“Newington”). This system has generation capacity of 180 kW and is located in the Town of Newington, CT. The system sells power to the Town of Newington, which encompasses seven schools that serve approximately 4,200 students from kindergarten through 12th grade, which are accredited by the New England Association of Schools & Colleges.

2.	Regional School Department - Northwestern Regional School District #7 - Northwestern Regional School District (“Northwestern”). This system has generation capacity of 445.51 kW and is located in Winsted, Connecticut. The system sells power to the Northwestern Regional School District which serves the total Regional Community with emphasis on middle school and high school students.

3.	City of Winters - The City of Winters (“Winters”). This system has generation capacity of 251 kW and is located in Winters, California. The system sells power to the City of Winters which is part of the Sacramento-Arden-Arcade-Yuba City, California-Nevada region.

4.	Denver Public Schools - Denver Public Schools (“DPS”). This is comprised of 13 systems located in Denver, CO with a total generation capacity of 1.49 MW. The systems sell power to DPS, which encompasses 185 schools that serve 90,150 students. Additionally, RECs are sold to the local utility, Xcel Energy.

5.	Adams State College - Adams State College (“Adams”). This system has generation capacity of 299.52 kW and is located in Alamosa, CO. The system sells power to Adams State College, a state-supported liberal arts university established in 1921. Additionally, RECs are sold to the local utility, Xcel Energy.

6.	Sacramento County Water Agency - Sacramento County Water Agency (“SCWA”). This system has generation capacity of 921.2 kW and is located in Sacramento, California. The system sells power to the Sacramento County Waste Authority (“SCWA”) which was established in 1952 with the passage of the Sacramento County Water Agency Act and a commitment to providing safe and reliable drinking water to over 55,000 homes and businesses. Additionally, performance-based incentives are sold to the Sacramento Municipality Utility District (“SMUD”).

7.	Tanque Verde School District - Tanque Verde School District (“TVSD”). This is comprised of four systems located in Tucson, AZ with a total generation capacity of 2 MW. The systems sell power to the Tanque Verde School District (“TVSD”), that encompasses four schools. Additionally, RECs are sold to the local utility, Tuscan Electric Power.

8.	Northern Indiana Public Service Company - Northern Indiana Public Service Company (“NIPSCO”). This is comprised of three systems located in Goshen, Milford, and Topeka, Indiana with a total generation capacity of 1.32 MW. The systems sell power to NIPSCO, Indiana’s largest natural gas distributor and second-largest distributor of electricity serving more than one million customers.

9.	South Adams County Water and Sanitation District - The South Adams County Water and Sanitation District (“South Adams”). This system has generation capacity of 165 kW and is located in Commerce City, CO. The system sells power under a long-term PPA to the South Adams County Water and Sanitation District, formed in 1953 under the State of Colorado Special District provisions to serve nearly 50,000 customers. Additionally, RECs are sold to the local utility, Xcel Energy.

10.	Floyd Road Solar Portfolio – This system has generation capacity of 6.75 MW and is located in Gaston, NC. The system sells power directly to the local utility, Dominion Energy, under a 15-year PPA. Additionally, RECs are sold to a third-party. The system achieved commercial operation in the second quarter of 2017. On July 14, 2017, the company sold Floyd Road for approximately $11,400,000 and leased the facility back for a period of 24 years. De Lage Landen Financial Services was the sale/leaseback entity

Sunny Mountain Portfolio

The Residential portion of the Sunny Mountain portfolio is comprised of twelve systems located across 8 towns in Colorado with a total generation capacity of 76.49 kW while the commercial portion of the portfolio is comprised of nine systems located in Boulder and Broomfield, CO with a total generation capacity of 736.6 kW. The systems sell power to various commercial and municipal off-takers under long-term PPAs.

Greenbacker Residential Solar Portfolio

As of December 31, 2017 this portfolio consists of an 18.307 MW portfolio of 2,355 residential rooftop solar systems located across 8 states including Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York. The energy generated by the systems has been sold under a mix of 20-year PPAs and operating leases to the various residential customers who on average have above average FICO Score Ratings. These systems were originally purchased from OneRoof Energy Inc. (“ORE”) and certain direct and indirect subsidiaries in 2016 and 2017.

Greenbacker Residential Solar II Portfolio

As of December 31, 2017, this portfolio consists of an 9.149 MW portfolio of 1,286 residential rooftop solar systems located across 8 states including Arizona, California, Connecticut, Massachusetts, Maryland, Nevada, New Jersey and New York. The energy generated by the systems has been sold under 20-year PPAs. These systems were originally purchased from a subsidiary of Terraform Power Inc. (“TERP”) and certain direct and indirect subsidiaries in 2017

Enfinity Colorado DHA Portfolio

The Enfinity Colorado DHA Portfolio consists of a 2.5 MW portfolio of 666 residential rooftop solar systems located in and around Denver, CO. All energy generated by the systems is sold to the Denver Housing Authority under a 20-year PPA and RECs are sold to the local utility, Xcel Energy. These systems were originally purchased from a subsidiary of Terraform Power Inc. (“TERP”) and certain direct and indirect subsidiaries in 2017.

Raleigh Portfolio

The Raleigh Portfolio consists of five operating solar PV systems located in eastern North Carolina with total generation capacity of 27.8 MW. The systems are generally described as follows:

1.	Faison — This system has generation capacity of 2.3 MW and is located in Faison, North Carolina. The system sells power to Duke Energy Progress, Inc. under a fifteen (15) year power purchase agreement which commenced in 2015.

2.	Four Oaks — This system has generation capacity of 6.5 MW and is located in Four Oaks, North Carolina. The system sells power to Duke Energy Progress, Inc. under a fifteen (15) year power purchase agreement which commenced in 2015.

3.	Nitro — This system has generation capacity of 6.22 MW and is located in Smithfield, North Carolina. The system sells power to Duke Energy Progress, Inc. under a fifteen (15) year power purchase agreement which commenced in 2015.

4.	Sarah — This system has generation capacity of 6.04 MW and is located in Louisburg, North Carolina. The system sells power to Duke Energy Progress, Inc. under a fifteen (15) year power purchase agreement which commenced in 2015.

5.	Princeton — This system has generation capacity of 6.50 MW and is located in Princeton, North Carolina. The system sells power to Duke Energy Progress, Inc. under a fifteen (15) year power purchase agreement which commenced in 2015.

Midway III Portfolio

The Midway III portfolio, located in California, is currently under construction with an expected operation date in the third quarter of 2018. When completed, it will encompass an approximate generation capacity of 26 MW, with all power sold to large utility company in California.

 With the inclusion of owned and leased assets, the company operates approximately 113.4 MW of operating solar power facilities throughout the United States as of December 31, 2017.

Greenbacker Wind - Montana Portfolio

The Fairfield Wind Project is a 10.0 MW facility located in Teton County, MT. The project sells power to NorthWestern Energy under a 20-year fixed-rate PPA. Additionally, RECs are sold to NorthWestern Energy under an escalating capped fixed-rate contract. The facility originally commenced operations in the second quarter of 2014.

The Greenfield Wind Project is a 25 MW facility located in Teton County, MT. The project sells power to NorthWestern Energy under a 25-year fixed-rate PPA, which includes the sale of RECs. The facility originally commenced operation in the fourth quarter of 2016.

Greenbacker Wind – Idaho Portfolio

The Fossil Gulch Wind Park is a 10.5 MW Wind Farm located in Hagerman, Idaho. The project sells power directly to the local public utility, Idaho Power Company under a 20-year escalating PPA. Additionally, RECs are sold to a third party under a fixed-rate contract. The facility originally commenced operations in the third quarter of 2005 and it has been operated continuously since that date.

Greenbacker Wind – California Portfolio

Wagner Wind, purchased on December 26, 2017, is a 6 MW project located in Riverside, California that sells power directly to the City of Riverside California under a 15-year escalating fixed-rate PPA. The project consists of two 3.0 MW Vestas V90 turbines. The project was originally placed in service in the fourth quarter of 2012.

Greenbacker Wind – Vermont Portfolio

Georgia Mountain Community Wind, purchased on December 21, is a 10 MW project located in Mendon, Vermont that sells power directly to the City of Burlington Electric Department (“BED”) under a 25-year escalating fixed-rate PPA. The project consists of four 2.5 MW Goldwind turbines. The project was originally placed in service in the fourth quarter of 2012.

As of December 31, 2017, the company operates approximately 61.5 MW of operating wind power facilities throughout the United States.

GREC Energy Efficiency Portfolio

The company maintains three capital leases with AEC-LEDF, LLC related to the ownership of energy efficient lighting fixtures in three commercial locations in Puerto Rico, United States. The lease period under each of the master lease agreements correspond with underlying equipment service agreements between LED Funding LLC, the seller of the equipment to GREC Energy Efficiency Portfolio, and the owners of the commercial locations. The equipment service agreement terms range from seven to ten years. At the end of each of the lease terms, ownership of the fixtures is retained by the owners of the commercial locations. In response to hurricane damage sustained in Puerto Rico in September, 2017 the company received information that the retrofitted facilities sustained no damage. As a result, there was no impairment of the retrofitted facilities.

Renew AEC One, LLC

In September 2015, the company entered into a secured loan agreement with Renew AEC One, LLC to fund the installation and purchase of energy efficiency lighting in a warehouse in Pennsylvania. The loan bears an interest rate of 10.25% per annum with principal amortization over a ten year period ending in February 2025.

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans and capital leases outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of December 31, 2017, all loans and capital leases were considered current per their terms.

Investment Summary

The following table presents the purchases of new or existing investments for the years ended December 31, 2017, 2016 and 2015:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Alternative Energy - Commercial Solar
Sunny Mountain Portfolio	$-	$-	$-
East to West Solar Portfolio	4,678,000	3,656,875	19,765,000
Floyd Road Solar Farm	9,088,383	-	-
Green Maple Portfolio	180,000	3,395,000	8,800,000
Magnolia Sun Portfolio		3,225,000	7,550,000
Six States Solar Portfolio	550,000	-	2,300,000
Foresight Solar Portfolio	13,200,071	-	-
Midway III Solar Portfolio	10,093,861	-	-
Raleigh Portfolio	20,672,198	-	-
Golden Horizons Solar Portfolio	9,450,000	-	-
Alternative Energy - Residential Solar
Canadian Northern Lights Portfolio		-	535,000
Enfinity Colorado DHA Portfolio	1,400,000
Greenbacker Residential Solar Portfolio	8,250,000	19,850,000	-
Greenbacker Residential Solar Portfolio II	6,400,000	-
Alternative Energy - Wind
Greenbacker Wind Portfolio – California	9,500,000	-	-
Greenbacker Wind Portfolio – Idaho	7,320,000	-	-
Greenbacker Wind Portfolio – Montana	1,485,000	35,527,428	6,750,000
Greenbacker Wind Portfolio – Vermont	24,800,000	-	-
Energy Efficiency:
GREC Energy Efficiency LLC Portfolio	1,500	-	797,734
LED Funding – Universidad Project	-	-	97,787
Renew AEC One, LLC	-	-	1,085,508
Secured Loans - Other
Greenfield Secured Turbine Loan (*)	-	26,335,478	-
	$127,069,013	$91,989,781	$47,681,029

(*) This loan was repaid as part of the purchase of Greenfield Wind LLC, an investment held in the Greenbacker Wind LLC portfolio.

The composition of the company’s investments as of December 31, 2017, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar:
East to West Solar Portfolio	$27,934,875	$27,200,000	12.4%
Raleigh Portfolio	20,672,198	22,850,465	10.4
Foresight Solar	13,200,071	13,200,071	6.0
Green Maple Portfolio	13,075,000	11,956,821	5.5
Golden Horizons Solar Portfolio	9,450,000	9,482,075	4.3
Magnolia Sun Portfolio	10,775,000	9,635,508	4.4
Midway III Solar Portfolio	10,093,861	10,093,861	4.6
Six States Solar Portfolio	4,770,306	4,756,893	2.3
Sunny Mountain Portfolio	884,578	1,205,439	0.6
Subtotal	$110,855,889	$110,381,133	50.5%
Alternative Energy – Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$2,093,827	1.0%
Enfinity Colorado DHA Portfolio	1,400,000	1,671,317	0.8
Greenbacker Residential Solar Portfolio	28,100,000	28,373,526	13.0
Greenbacker Residential Solar II	6,400,000	7,986,014	3.7
Subtotal	$37,503,136	$40,124,684	18.5%
Alternative Energy - Wind:
Greenbacker Wind Portfolio – California	$9,500,000	$9,506,752	4.3%
Greenbacker Wind Portfolio – Idaho	7,320,000	6,799,153	3.0
Greenbacker Wind Portfolio – Montana	21,609,488	23,228,136	10.6
Greenbacker Wind Portfolio – Vermont	24,417,193	27,168,808	12.6
Subtotal	$62,846,681	$66,702,849	30.5%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$482,450	$504,637	0.2%
Renew AEC One, LLC	672,871	672,871	0.3
Subtotal	$1,155,321	$1,177,508	0.5%
Total	$212,361,027	$218,386,174	100.0%

The composition of the company’s investments as of December 31, 2016, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar
East to West Solar Portfolio	$23,256,875	$21,943,079	19.1%
Green Maple Portfolio	12,895,000	11,447,775	9.9
Magnolia Sun Portfolio	10,775,000	10,445,788	9.1
Six States Solar Portfolio	2,300,000	2,846,174	2.5
Sunny Mountain Portfolio	884,578	1,175,952	1.0
Subtotal	$50,111,453	$47,858,768	41.6%
Alternative Energy – Residential Solar
Canadian Northern Lights Portfolio	1,603,136	1,815,169	1.5
Greenbacker Residential Solar Portfolio	19,850,000	20,487,901	17.8
Subtotal	$21,453,136	$22,303,070	19.3%
Alternative Energy - Wind
Greenbacker Wind Portfolio – Montana	42,277,428	43,643,215	37.9
Subtotal	$42,277,428	$43,643,215	37.9%
Energy Efficiency
GREC Energy Efficiency Portfolio	511,362	546,677	0.5
Renew AEC One, LLC	771,371	771,371	0.7
Subtotal	$1,282,733	$1,318,048	1.2%
Total	$115,124,750	$115,123,101	100.0%

Results of Operations

A discussion of the results of operations for the years ended December 31, 2017, 2016 and 2015 are as follows:

Revenues. As the majority of our assets consist of equity investments in renewable energy projects, the majority of our revenue is generated in the form of dividend income. Dividend income from our privately held, equity investments are recognized when received. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the years ended December 31, 2017, 2016 and 2015 totaled $13,125,642, $6,267,442 and $1,845,000 respectively, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $257,479, $1,968,583 and $9,122, respectively.

The increase in dividend income from the year ended December 31, 2016 to the year ended December 31, 2017 was primarily attributed to the acquisition of renewable energy projects throughout the past year as the value of our investments increased from $115 million as of December 31, 2016 to $218 million as of December 31, 2017, or an 90% increase. As new projects were purchased by the company, the volume of overall electricity generated by our project investments increased which increased net income available for distribution to the company. The increase in dividend income from the year ended December 31, 2015 to the year ended December 31, 2016 was primarily attributable to the acquisition of renewable energy projects throughout 2016 along with the inclusion of a full year of dividends from investments made in 2015. As new projects were purchased by the company, the volume of overall electricity generated by our project investments increased which increased net income available for distribution to the company. As new projects were purchased by the Company, the volume of overall electricity generated by our project investments increased, which increased net income available for distribution to the Company.

The significant decrease in interest income for the year ended December 31, 2017 versus 2016 was primarily attributed to the repayment of the turbine supply loan in the fourth quarter of 2016. The increase in interest income from the prior year ended December 31, 2015 was primarily attributable to the Turbine Supply Loan acquired in the second quarter of 2016 and repaid in conjunction with the acquisition of the Greenfield Wind Portfolio in the fourth quarter of 2016. In addition, significantly greater amounts of cash and cash equivalents held by the company throughout the year contributed to the increase from the prior year.

Expenses. For the years ended December 31, 2017, 2016 and 2015, the company incurred $5,924,079, $3,940,227 and $1,625,780 in operating expenses, respectively, including the management fees earned by the advisor. The company and the advisor entered into an expense reimbursement agreement on January 30, 2014, ending on December 31, 2016, whereby the advisor agreed to reimburse the company for certain operating expenses above rate limits to maintain the company's operating expenses at a specified level (as defined within the agreement). Once the company's expenses are determined to be below that limit, the company is obligated to repay the advisor for all previous expenses reimbursed by the advisor, until the advisor is fully reimbursed. From January 1, 2015 through December 31, 2016, the advisor elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period. Since average annual expenses (as defined in the expense reimbursement agreement) were less than 5% for the years ended December 31, 2016 and 2015, the company recorded $636,926 and $11,794, respectively, as reimbursement to the advisor for repayment of assumed past operating expenses. With the reimbursements occurring during the years ended December 31, 2016 and 2015, the advisor had been reimbursed for all previously assumed operating expenses. Total expenses, net of expense waiver and reimbursement, for the years ended December 31, 2016 and 2015 were $4,577,153 and $1,637,574, respectively.

For the years ended December 31, 2017, 2016 and 2015, the advisor earned $3,351,250, $2,018,434 and $571,271, respectively, in management fees. While there was an incentive fee of $139,692 earned in 2017 by the advisor, the consolidated financial statements reflect a $1,235,657 increase in incentive allocation for the year ended December 31, 2017 based primarily upon unrealized appreciation on investments, a $285,673 decrease in incentive allocation for the year ended December 31, 2016 based primarily upon unrealized depreciation on investments and a $276,412 increase in incentive allocation for the year ended December 31, 2015, based primarily upon unrealized appreciation on investments.

For the year ended December 31, 2017 and 2016, Greenbacker Administration, LLC invoiced the company $115,849 and $203,381, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments. For the year ended December 31, 2015, Greenbacker Administration, LLC did not invoice the Company for any expenses. Effective on April 1, 2017, these expenses were invoiced directly to the company’s investments.

Lastly, for the year ended December 31, 2017, the company incurred a decrease in deferred tax benefit from operations in the amount of $(2,619,076) as well as franchise tax expense on various solar facilities of $23,415, while incurring an increase in the deferred tax benefit in the amounts of $1,142,738 and $522,985 for the years ending December 31, 2016 and 2015, respectively, offset by franchise tax expense of $121,940 for the year ending December 31, 2016. The deferred tax benefit is mainly derived from net operating losses incurred and investment tax credit carryforwards related to the company’s investments which, unlike financial statement purposes under GAAP, are consolidated for tax purposes offset by unrealized tax basis gains on the company’s investments. The reduction in the deferred tax benefit was driven mainly by the reduced value of the company’s net operating loss carryforward due to the reduction in the corporate tax rate from 35% to 21% starting in 2018 offset by the presumed tax on the unrealized gain on investments for tax purposes. Thus, for the years ended December 31, 2017, 2016 and 2015, the net investment income was $4,816,551, $4,679,670 and $739,533, respectively, or $0.25, $0.43 and $0.22, respectively, per share.

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

We recognized $693,882, $4,578 and nil realized gain, respectively, for the years ended December 31, 2017, 2016 and 2015. The gain in 2017 related to the sale/leaseback transaction for the Floyd Road project in Q3 (included in Six States portfolio). The gain in 2016 related to the sale of a small solar asset in the quarter ended September 30, 2016. A net change of $6,092,167, $(1,342,381) and $1,382,065 of unrealized appreciation (depreciation), respectively, was recorded for years ended December 31, 2017, 2016 and 2015, of which $5,929,033, $(1,473,781) and $1,578,967 of unrealized appreciation (depreciation) related to the change in value of investments, $97,763, 40,703 and $(196,902) of unrealized appreciation (depreciation), respectively, related to change in value based upon changes in foreign currency exchange rates and $65,371, $90,697, and nil of unrealized appreciation, respectively, related to the change in value of swap contracts. While the net change in unrealized appreciation (depreciation) on investments is primarily attributable to the acquisition of investments where the fair value of the investment was in excess of the cost to acquire the investment purchased for the year end December 31, 2015, the net change in unrealized appreciation (depreciation) for the year end December 31, 2016 was primarily related to a decrease in the value of investments due to the average remaining life of the investments reduced by one year and a refinement of electricity rates assumed after the expiration of current PPAs.

Changes in Net Assets from Operations. For the years ended December 31, 2017, 2016 and 2015, we recorded a net increase in net assets resulting from operations of $12,566,320, $7,728,523 and $2,248,613, respectively.

Changes in Net Assets, Net Asset Value and Offering Prices. For the years ended December 31, 2017, 2016 and 2015 we recorded a net increase in net assets of $12,566,320, $7,728,523 and $2,248,613, respectively. The increase in net assets primarily relates to our net investment income earned during the year and unrealized appreciation related to the change in value of investments.

Based on the net asset value for each quarter ended since Commencement of Operations, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A	P-I
25-Apr-14	4-Nov-15	$10.000	$9.576	$9.186	NA	NA
5-Nov-15	4-Feb-16	$10.024	$9.599	$9.208	NA	NA
5-Feb-16	5-May-16	$10.048	$9.621	$9.230	NA	NA
6-May-16	3-Aug-16	$10.068	$9.640	$9.248	$9.589	$8.808
4-Aug-16	6-Nov-16	$10.227	$9.791	$9.394	$9.739	$8.946
7-Nov-16	7-Feb-17	$10.282	$9.581	$9.445	$9.782	$8.828
8-Feb-17	4-May-17	$10.224	$9.526	$9.391	$9.704	$8.758
5-May-17	17-May-17	$10.165	$9.479	$9.337	$9.704	$8.690
18-May-17	03-Aug-17	$9.735	$9.067	$8.942	$9.704	$8.690
04-Aug-17	02-Nov-17	$9.724	$9.078	$8.932	N/A	$8.730
03-Nov-17	05-Feb-18	$9.735	$9.089	$8.943	N/A	$8.750
03-Feb-18		$9.780	$9.089	$8.984	N/A	$8.810

Liquidity and Capital Resources

As of December 31, 2017 and 2016, the company had $10,144,014 and $13,055,090 in cash and cash equivalents, respectively. We use our cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

•	the net proceeds of this offering;

•	dividends, fees, and interest earned from our portfolio of investments, as a result of, among other things, cash flows from a project’s power sales;

•	proceeds from sales of assets and capital repayments from investments;

•	financing fees, retainers and structuring fees;

•	incentives and payments from federal, state and/or municipal governments; and

•	borrowing capacity under current and future financing sources.

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $47,284,162 and $19,069,494 in outstanding notes payable collateralized by certain solar assets, wind assets and membership interests in limited liability companies included in the East to West Solar, Enfinity Colorado DHA, Greenbacker Wind and Green Maple Portfolios as of December 31, 2017 and 2016, respectively. The company and GREC provided an unsecured guarantee on the repayment of the East to West Solar LLC, Greenbacker Wind LLC and Green Maple LLC loans.

As of December 31, 2017, Williamstown Old Town Road LLC, Novus Royalton LLC, GLC Chester Community Solar LLC Charter Hill Solar LLC., Pittsford GLC Solar LLC, Hartford Solarfield, LLC and Proctor GLC Solar LLC, all indirect, wholly owned subsidiaries included in the Green Maple Portfolio, had individually entered into loan agreements with the VEDA. As of December 31, 2017, the outstanding balance of the VEDA loans amounted to $4,491,040. The terms of all these loans include 1) a term of one hundred and forty-seven (147) months with principal repayments commencing in the fourth month; and 2) interest thereon at a variable rate, tied to VEDAs prime rate, which was 3.75% as of December 31, 2017. While the individual subsidiaries of Green Maple LLC have pledged all their assets as collateral, Green Maple LLC, GREC and the company have individually provided an unsecured guaranty on these loans. These loans were repaid in January 2018.

As part of the acquisition of the Enfinity Colorado DHA Portfolio (“DHA Portfolio”), a mortgage note dated April 20, 2012 (the “Note”), funded with bond proceeds from the Colorado Housing Finance Authority of Denver, Colorado in the amount of $6,775,000 (Taxable Qualified Energy Conservation Bonds) pursuant to a trust indenture, was assumed. The Note, whose remaining balance as of December 31, 2017 is $5,525,000 bears gross interest at an effective annual rate of 5%, and requires semiannual interest payments, payable on April 1 and October 1 of each year. The note has a final maturity date of April 1, 2032. Pursuant to the Series 2012 bonds, the DHA Portfolio receives interest subsidy payments from the United States Treasury semiannually on April 1 and October 1 of each year. The semiannual interest subsidy receivable is 3.255% of the outstanding bond principal. The Note is secured by the personal property, land improvements, and income of the DHA Portfolio. Lastly, pursuant to the Note agreement, the DHA portfolio has agreed that it will not take any action which jeopardizes the tax-exempt status of the mortgage.

As part of the acquisition of Fairfield Wind Manager LLC (“FWM LLC”) by Greenbacker Wind LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by wind assets held by Fairfield Wind Owner, LLC (“FWO LLC”), an entity which FWM LLC owns 50.01%. The loan earns interest at a variable base rate plus the applicable margin (3.0% as of December 31, 2017), as such terms are defined in the financing agreement. As of December 31, 2017, the outstanding notes payable balance was $11,370,438.

On December 26, 2017, Greenfield Wind Manager LLC “(GWM LLC”) entered into a Financing Agreement for a term loan not to exceed $23,562,443. The loan bears interest at 2.125% in excess of one-month LIBOR plus 1.0% through the end of the fourth anniversary of the loan and 2.375% thereafter. The company is indirectly responsible for outstanding notes payable collateralized by wind assets held by GWM LLC.

Since the company maintains operating control over all entities with project level debt outstanding, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries as well as GREC and the Company.

On July 11, 2016, the company, through a wholly owned subsidiary, GREC HoldCo (the “Borrower”), entered into a Credit Agreement by and among the Borrower, the lenders party thereto and Fifth Third Bank, as administrative agent, as well as swap counterparty. The credit facility consisted of an initial term loan of $4,300,000 (the “Facility 1 Term Loan”) as well as a revolving credit facility in the aggregate principal amount of up to $33,250,000 (the “Revolver”). The amount outstanding on the Revolver, based upon the modified conversion date of September 9, 2017, in the amount of $10,000,000, was converted to an additional term loan facility (the “Facility 2 Term Loan”) (collectively, the “Credit Facility”). There was a maximum draw down of $10,000,000 on the Revolver during the year ended December 31, 2017. Both the Facility 1 Term Loan and the Facility 2 Term Loan mature in July 2021.

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

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 4.35% as of December 31, 2017.

The following table summarizes the notes payable balances of the company’s operating entities as of December 31, 2017:

	Interest Rates
	Range	Weighted Average	Maturity Dates	December 31, 2017
Fixed rate notes payable	1.775%–6.250%	3.03%	03/31/2021-04/01/2032	$7,674,578
Floating rate notes payable	3.750%–6.110%	4.57%	12/31/2024- 07/21/2032	53,079,714
				$60,754,292

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
				$27,582,000

The principal payments due on the notes payable for each of the next five years ending December 31 and thereafter, including amounts expected to be drawn down on existing commitments, are as follows:

Year ending December 31:	Principal Payments
2018	3,034,094
2019	3,107,395
2020	3,175,956
2021	13,975,516
2022	2,345,976
Thereafter	35,115,354
Total	$60,754,291

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

Hedging Activities

We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into swap or other financial transactions to hedge our interest rate risk. In connection with the FWO LLC note payable, FWO LLC entered into two interest rate swap transactions in notional amounts of $9,175,561 and $11,370,437, respectively, to swap a floating interest rate to a fixed interest rate. The swap transactions have an effective interest rate of 5.07%, and 2.86%, respectively, and a notional amount that matches the principal amount of the loan. The value of the swap agreements as of December 31, 2017 was a total liability in the amount $1,625,667. FWO LLC does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

In regard to the Credit Facility, we have entered into two interest rate swap transactions. The first swap, effective July 29, 2016, has a total notional amount of $4,300,000 to swap a floating rate interest on the Facility 1 Term Loan to a fixed payment. The fixed swap rate is 1.11% with an all-in rate of 4.61% on the Facility 1 Term Loan. The second swap, with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,920,650, to swap a floating interest rate on the Facility 2 Term Loan to a fixed rate. The fixed swap rate is 2.261%.

In connection with the GWM LLC note payable, GWM LLC entered into two interest rate swap transactions in notional amounts of $20,284,441 and $921,758, respectively, to swap a floating interest rate to a fixed interest rate. The swap transactions have an effective interest rate of 2.1725%, and 2.454%, respectively, and a notional amount that matches the principal amount of the loan. The value of the swap agreements as of December 31, 2017 was a total liability in the amount $88,762. GWM LLC does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

  In regard to our investment in the Canadian Northern Lights Portfolio, with 79 solar assets located in and around Toronto, Ontario, Canada, we have foreign currency risk related to our revenue and operating expenses which are denominated in the Canadian Dollars as opposed to the U.S. Dollars. While we are currently of the opinion that the currency fluctuation between the Canadian and U.S. Dollar will not have a material impact on our operating results, we may in the future hedge this risk through the use of currency swap transactions or other financial instruments if the impact on our results of operations becomes material.

Contractual Obligations

While the company does not include a contractual obligations table herein as all obligations of the company are short-term, we have included the following information related to commitments of the company to further assist investors in understanding our outstanding commitments.

Advisory Agreement - GCM, a private firm that is registered as an investment adviser under the Advisers Act serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us. The advisory agreement was previously approved by our board of directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for successive one-year periods if approved annually by a majority of our independent directors. The advisory agreement was most recently re-approved in February 2018, for the one-year period commencing April 24, 2018.

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of December 31, 2017, no sub-advisors have been retained by GCM.

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

Administration Agreement - Greenbacker Administration LLC, a Delaware limited liability company and an affiliate of our advisor, serves as our Administrator. Since commencement of operations, Greenbacker Administration LLC delegated certain of its administrative functions to U.S. Bancorp Fund Services, LLC. Greenbacker Administration LLC may enter into similar arrangements with other third-party administrators, including with respect to fund accounting and administrative services. Greenbacker Administration LLC performs certain asset management, compliance and oversight services, as well as asset accounting and administrative services, for many of the company’s investments. The fee for these services, which is billed at cost to the Company’s individual investments, is invoiced monthly in arrears.

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Pursuant to various loan agreements between operating subsidiaries of the East to West Solar portfolio and various financial institutions, East to West Solar LLC, a wholly owned subsidiary of GREC, has pledged all of its solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2021. In addition, East to West Solar LLC, GREC and the company have provided an unsecured guaranty on approximately $2,150,000 of term loans as of December 31, 2017. This loan was repaid in January 2018.

Pursuant to various loan agreements between operating subsidiaries of the Green Maple portfolio and VEDA, Green Maple LLC, a wholly owned subsidiary of GREC, has pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans which expire on dates through 2028. In addition, Green Maple LLC, GREC and the company have provided an unsecured guaranty on the outstanding principal of term loans, which is approximately $4,500,000 as of December 31, 2017. This loan was repaid in January 2018.

Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the GREC Holdco and its subsidiaries. The company is a guarantor of GREC Holdco’s obligations under the Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the Credit Facility is approximately $13,700,000 as of December 31, 2017.

Per the loan and security agreements between and among Key Bank N.A., Greenbacker Wind LLC, Fairfield Wind Manager LLC and Greenfield Wind LLC, operating subsidiaries of the company, GREC and the company have provided an unsecured guaranty on the outstanding principal of loans, which is approximately $35,000,000 as of December 31, 2017.

Renewable Energy Credits: For certain solar power systems in the Green Maple Portfolio, Greenbacker Residential Solar Portfolio and the Greenbacker Residential Solar II Portfolio (the “Portfolios”), the company has received incentives in the form of RECs. In certain cases, the Portfolios have entered into fixed price, fixed volume forward sale transactions to monetize these RECs for specific entities. If we are unable to satisfy the transaction requirements due to lack of production, we may have to purchase RECs on the spot market and/or pay specified replacement cost damages. Based upon current production projection, we do not expect a requirement to purchase RECs to fulfill our current REC sales contracts. If RECs earned by the Portfolios are not sold on a forward basis, they are sold on the “spot” market and revenue is recorded in the accounts of the underlying investment when received.

Recording of a sale of RECs under GAAP is accounted for under Accounting Standards Codification Topic 605, Revenue Recognition. There are no differences in the process and related revenue recognition between REC sales to utilities and non-utility customers. Revenue is recorded in our wholly owned, single member LLCs when all revenue recognition criteria are met, including that: there is persuasive evidence that an arrangement exists (typically through a contract), services rendered through the production of electricity, pricing is fixed and determinable under the contract and collectability is reasonably assured. The accounting policy adopted by our wholly owned, single member LLC related to RECs is that the revenue recognition criteria are met when the energy is produced and a REC is created and transferred to a third party.

If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of December 31, 2017, GREC and/or the company has provided an unsecured guarantee related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is approximately $174,800 as of December 31, 2017.

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

Distributions will be made on all classes of our shares at the same time. The cash distributions with respect to the Class C shares are lower than the cash distributions with respect to Class A, I and P-I shares because of the distribution fee relating to Class C shares, which will be allocated as a Class C-specific charge. Amounts distributed to each class will be allocated among the holders of our shares in such class in proportion to their shares.

The company is building its asset base by purchasing individual operating assets or portfolios of operating assets as gross offering proceeds are raised and cash becomes available. Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Cash from operations	$6,656,075	$3,180,297	$216,548
Offering proceeds	—	—	654,246
Total cash distributions	$6,656,075	$3,180,297	$870,794

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The following qualitative disclosures regarding our market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how we, along with our advisor, manage our primary market risk exposures, constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our primary market risk exposures as well as the strategies used and to be used by the advisor managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of our risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to our risk exposures and risk management strategies. There can be no assurance that our current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all their investment in the shares.

We anticipate that our primary market risks will be related to commodity prices, the credit quality of our counterparties and project companies and market interest rates. We will seek to manage these risks while, at the same time, seeking to provide an opportunity for members to realize attractive returns through ownership of our shares.

Commodity price risk. Investments in renewable energy and energy efficiency projects and businesses expose us to volatility in the market prices of electricity. To stabilize our revenue, we generally expect our projects will have PPAs with local utilities and off-takers that ensure that all or most of electricity generated by each project will be purchased at the contracted price. In the event any electricity is not purchased by the off-taker or the energy produced exceeds the off-taker’s capacity, we generally will sell that excess energy to the local utility or another suitable counterparty, which would ensure revenue is generated for all electricity produced. We may be exposed to the risk that the off-taker will fail to perform under the PPA, with the result that we will have to sell our electricity at the market price, which could be disadvantageous.

In regard to the market price of oil, our investments are little effected by the volatility in this market as most oil consumed in the U.S. today is used for transportation infrastructure and not for the generation of electricity.

Credit risk. Through our investments in our target assets, we expect to be indirectly exposed to credit risk relating to counterparties to the electricity sales agreements (including PPAs) for our projects as well as the businesses in which we invest. If counterparties to the electricity sales agreements for our projects or the businesses in which we invest are unable to make payments to us when due, or at all, our financial condition and results of operations could be materially adversely effected. GCM will seek to mitigate this risk by deploying a comprehensive review and asset selection process and careful ongoing monitoring of acquired assets. In addition, we expect our projects will seek contracts with high credit quality counterparties. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

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

Changes in government incentives. Retrospective changes in the levels of government incentives may have a negative impact on current investments. Prospective changes in the levels of government incentives, including renewable energy credits and investment tax credits, may impact the relative attractiveness of future investments in various renewable energy projects, which could make it difficult for GCM to find suitable investments in the sector.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KPMG LLP
345 Park Avenue
New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Greenbacker Renewable Energy Company LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Greenbacker Renewable Energy Company LLC and Subsidiary (the “Company”), including the consolidated schedules of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.

Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2012.

New York, New York

March 8, 2018

KPMG LLP is a Delaware limited liability partnership and the U.S. member firm of the KPMG network of independent member firms affiliated with KPMG International Cooperative (“KPMG International”), a Swiss entity.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2017	December 31, 2016

ASSETS
Investments, at fair value (cost of $212,361,027 and $115,124,750, respectively)	$218,386,174	$115,123,101
Swap contracts, at fair value	156,068	90,697
Cash and cash equivalents	10,144,014	13,055,090
Shareholder receivable	225,509	521,954
Deferred tax assets, net of allowance	4,524,038	6,179,394
Other assets	74,242	65,044
Total assets	$233,510,045	$135,035,280

LIABILITIES
Payable for investments purchased	$15,414,205	$-
Term note payable, net of financing costs	12,910,364	3,270,399
Management fee payable	57,291	232,856
Accounts payable and accrued expenses	400,144	423,639
Shareholder distributions payable	711,306	403,983
Interest payable	112,245	-
Due to advisor	10,417	99,782
Due to dealer manager	-	36,694
Payable for repurchases of common stock	969,448	945,770
Deferred sales commission payable	249,858	203,357
Total liabilities	$30,835,278	$5,616,480

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 350,000,000 authorized; 23,189,229 and 14,921,922 shares issued and outstanding, respectively	23,189	14,922
Paid-in capital in excess of par value	200,510,790	128,425,800
Accumulated deficit	(10,216,279)	(3,629,220)
Accumulated net realized gain on investments	698,460	4,578
Accumulated unrealized appreciation (depreciation) on:
Investments, net of deferred taxes	10,356,379	4,699,283
Foreign currency translation	(90,083)	(187,846)
Swap contracts	156,068	90,697
Total common stockholders’ equity	201,438,524	129,418,214
Special unitholder’s equity	1,236,243	586
Total members’ equity (net assets)	202,674,767	129,418,800
Total liabilities and equity (net assets)	$233,510,045	$135,035,280

Net assets, Class A (shares outstanding of 13,857,830 and 10,878,502, respectively)	$120,344,517	$94,541,760
Net assets, Class C (shares outstanding of 1,431,999 and 1,041,836, respectively)	12,053,349	8,796,002
Net assets, Class I (shares outstanding of 4,511,832 and 2,754,491, respectively)	39,181,769	23,938,449
Net assets, Class P-A (shares outstanding of nil and 47,774, respectively)*	-	414,145
Net assets, Class P-I (shares outstanding of 3,387,568 and 199,319, respectively)	29,858,889	1,727,858
Total common stockholders’ equity	$201,438,524	$129,418,214

*	All Class P-A shares were converted into Class P-I shares and are no longer offered for sale.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Investment income:
Dividend income	$13,125,642	$6,267,442	$1,845,000
Interest income	257,479	1,968,583	9,122
Total investment income	$13,383,121	$8,236,025	$1,854,122

Operating expenses:
Management fee expense	3,351,250	2,018,434	571,271
Audit and tax expense	685,570	546,564	235,147
Interest and financing expenses	847,948	385,693	-
General and administration expenses	421,673	417,247	210,539
Legal expenses	183,545	271,820	130,395
Directors fees and expenses	100,210	99,317	94,750
Insurance expense	64,411	73,717	78,628
Organizational expenses	-	35,188	238,542
Incentive fees	139,692	-	-
Other expenses	129,780	92,247	66,508
Operating expenses before expense waiver and reimbursement	5,924,079	3,940,227	1,625,780
Pre-operating expenses	-	-	-
Waiver of management fees	-	-	-
Expense reimbursement to (from) advisor	-	636,926	11,794
Total expenses, net of expense waiver and reimbursement	5,924,079	4,577,153	1,637,574
Net investment income (loss) before taxes	7,459,042	3,658,872	216,548
Deferred tax (benefit) expense	2,619,076	(1,142,738)	(522,985)
Franchise tax expense	(23,415)	(121,940)	-
Net investment income (loss)	4,816,551	4,679,670	739,533

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized loss on foreign currency transactions	-	-	-
Net realized gain on investments	693,882	4,578	-
Net change in unrealized appreciation (depreciation) on:
Investments	5,929,033	(1,473,781)	1,578,967
Foreign currency translation	97,763	40,703	(196,902)
Swap contracts	65,371	90,697	-
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	963,720	4,386,656	127,015
Net increase in net assets resulting from operations	12,566,320	7,728,523	2,248,613
Net increase (decrease) in net assets attributed to special unitholder	(1,235,657)	285,673	(276,412)
Net increase in net assets attributed to common stockholders	$11,330,663	$8,014,196	$1,972,201

Common stock per share information —basic and diluted:
Net investment income	$0.25	$0.43	$0.22
Net increase in net assets attributed to common stockholders	$0.60	$0.73	$0.59
Weighted average common shares outstanding	18,922,343	11,043,156	3,335,719

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Years Ended December 31, 2017, 2016, and 2015

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common stockholders' equity	Special unitholder	Total members' equity (net assets)
Balances at December 31, 2014	1,236,345	$1,236	$10,802,460	$(340,406)	$-	$71,166	$(31,647)	$-	$10,502,809	$9,846	$10,512,655

Proceeds from issuance of common stock, net	5,390,648	5,391	48,671,850	-	-	-	-	-	48,677,241	-	48,677,241

Issuance of common stock under distribution reinvestment plan	109,974	110	993,164	-	-	-	-	-	993,274	-	993,274

Repurchases of common stock	(15,000)	(15)	(135,360)	-	-	-	-	-	(135,375)	-	(135,375)

Offering costs	-	-	(2,618,189)	-	-	-	-	-	(2,618,189)	-	(2,618,189)

Shareholder distributions	-	-	-	(1,990,141)	-	-	-	-	(1,990,141)	-	(1,990,141)

Net investment income	-	-	-	739,533	-	-	-	-	739,533	-	739,533

Net change in unrealized appreciation on investments	-	-	-	-	-	1,302,554	-	-	1,302,554	276,413	1,578,967

Net change in unrealized depreciation on foreign currency translation	-	-	-	-	-	-	(196,902)	-	(196,902)	-	(196,902)

Change in benefit from deferred taxes on unrealized appreciation on investments	-	-	-	-	-	127,015	-	-	127,015	-	127,015

Balances at December 31, 2015	6,721,967	$6,722	$57,713,925	$(1,591,014)	$-	$1,500,735	$(228,549)	$-	$57,401,819	$286,259	$57,688,078

Proceeds from issuance of common stock, net	8,127,146	8,127	73,883,345	-	-	-	-	-	73,891,472	-	73,891,472

Issuance of common stock under distribution reinvestment plan	359,464	359	3,290,227	-	-	-	-	-	3,290,586	-	3,290,586

Repurchases of common stock	(286,655)	(286)	(2,637,515)	-	-	-	-	-	(2,637,801)	-	(2,637,801)

Offering costs	-	-	(3,824,182)	-	-	-	-	-	(3,824,182)	-	(3,824,182)

Shareholder distributions	-	-	-	(6,717,876)	-	-	-	-	(6,717,876)	-	(6,717,876)

Net investment income	-	-	-	4,679,670	-	-	-	-	4,679,670	-	4,679,670

Net realized gain on investments	-	-	-	-	4,578	-	-	-	4,578	-	4,578

Net change in unrealized depreciation on investments	-	-	-	-	-	(1,188,108)	-	-	(1,188,108)	(285,673)	(1,473,781)

Net change in unrealized appreciation on foreign currency translation	-	-	-	-	-	-	40,703	-	40,703	-	40,703

Net change in unrealized appreciation on swaps	-	-	-	-	-	-	-	90,697	90,697	-	90,697

Change in benefit from deferred taxes on unrealized appreciation on investments	-	-	-	-	-	4,386,656	-	-	4,386,656	-	4,386,656

Balances at December 31, 2016	14,921,922	$14,922	$128,425,800	$(3,629,220)	$4,578	$4,699,283	$(187,846)	$90,697	$129,418,214	$586	$129,418,800

Proceeds from issuance of common stock, net	8,251,118	8,251	72,411,556	-	-	-	-	-	72,419,807	-	72,419,807

Issuance of common stock under distribution reinvestment plan	533,645	534	4,747,000	-	-	-	-	-	4,747,534	-	4,747,534

Repurchases of common stock	(517,456)	(518)	(4,147,180)	-	-	-	-	-	(4,147,698)	-	(4,147,698)

Offering costs	-	-	(926,386)	-	-	-	-	-	(926,386)	-	(926,386)

Shareholder distributions	-	-	-	(11,403,610)	-	-	-	-	(11,403,610)	-	(11,403,610)

Net investment income	-	-	-	4,816,551	-	-	-	-	4,816,551	-	4,816,551

Net realized gain on investments	-	-	-	-	693,882	-	-	-	693,882	-	693,882

Net change in unrealized appreciation on investments	-	-	-	-	-	4,693,376	-	-	4,693,376	1,235,657	5,929,033

Net change in unrealized appreciation on foreign currency translation	-	-	-	-	-	-	97,763	-	97,763	-	97,763

Net change in unrealized appreciation on swap contracts	-	-	-	-	-	-	-	65,371	65,371	-	65,371

Change in benefit from deferred taxes on unrealized appreciation on investments	-	-	-	-	-	963,720	-	-	963,720	-	963,720

Balances at December 31, 2017	23,189,229	$23,189	$200,510,790	$(10,216,279)	$698,460	$10,356,379	$(90,083)	$156,068	$201,438,524	$1,236,243	$202,674,767

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015

Operating activities:
Net increase (decrease) in net assets from operations	$12,566,320	$7,728,523	$2,248,613
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	-	-	(13,403)
Amortization of deferred financing costs	164,725	95,339	-
Purchase of investments	(117,538,601)	(65,451,172)	(47,321,597)
Proceeds from principal payments and sales of investments	20,996,206	354,137	-
Net realized gain on investments	(693,882)	(4,578)	-
Net change in unrealized (appreciation) depreciation on investments	(5,929,033)	1,473,781	(1,578,967)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(97,763)	(40,703)	196,902
Net change in unrealized (appreciation) on swap contracts	(65,371)	(90,697)
(Increase) decrease in other assets:
Due from advisor, net	-	26,636	(56,755)
Deferred tax assets, net of allowance	1,655,356	(5,529,394)	(650,000)
Other assets	(9,198)	12,474	(76,332)
Increase (decrease) in other liabilities:
Payable for investments purchased	15,414,205	-	-
Due to advisor, net	(89,365)	-	-
Management fee payable	(175,565)	140,993	76,749
Accounts payable and accrued expenses	(23,495)	95,840	114,001
Interest payable	112,245	-	-
Directors fees payable	-	(23,750)	-
Net cash used in operating activities	(73,713,216)	(61,212,571)	(47,060,789)

Financing activities:
Borrowings on Credit facility and term note	15,800,000	14,300,000	-
Paydowns on Credit facility and term note	(6,324,760)	(10,119,442)	-
Payments of financing costs	-	(1,005,494)	-
Proceeds from issuance of shares of common stock, net	72,672,757	73,763,600	48,927,708
Distributions paid	(6,348,757)	(3,180,297)	(870,794)
Offering costs	(926,386)	(3,824,182)	(2,618,189)
Repurchases of common stock	(4,034,020)	(1,692,030)	(135,375)
Due to advisor re: Offering costs	-	99,782	79,408
Due to dealer manager re: Offering costs	(36,694)	36,694	-
Net cash provided by financing activities	70,802,140	68,378,631	45,382,758
Net increase (decrease) in cash and cash equivalents	(2,911,076)	7,166,060	(1,678,031)
Cash and cash equivalents, beginning of period	13,055,090	5,889,030	7,567,061
Cash and cash equivalents, end of period	$10,144,014	$13,055,090	$5,889,030

Supplemental disclosure of cash flow information:
Shareholder distributions payable	$711,306	$403,983	$156,985
Shareholder distributions reinvested in common stock	$4,747,534	$3,290,586	$993,274
Payable for repurchases of common stock	$969,448	$945,770	$-
Cash interest paid during the period	$490,139	$288,758	$-
Shareholder receivable from sale of common stock	$225,509	$521,954	$190,725

Non cash operating activities
Purchase of investments	$15,414,205	$26,335,478	$359,432
Repayments of investments	$-	$26,335,478	$359,432
Investments disposed of/received through in-kind transactions	$11,420,306	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULES OF INVESTMENTS

December 31, 2017

Investments	Industry	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar				100% Ownership	$884,578	$1,205,439	0.6%

East to West Solar Portfolio	Alternative Energy - Solar				100% Ownership	27,934,875	27,200,000	13.4%

Green Maple Portfolio	Alternative Energy - Solar				100% Ownership	13,075,000	11,956,821	5.9%

Magnolia Sun Portfolio	Alternative Energy - Solar				100% Ownership	10,775,000	9,635,508	4.8%

Six States Solar Portfolio	Alternative Energy - Solar				100% Ownership	4,770,306	4,756,893	2.3%

Greenbacker Residential Solar Portfolio	Alternative Energy - Solar				100% Ownership or Managing Member, Majority Equity Owner	28,100,000	28,373,526	14.0%

Greenbacker Residential Solar Portfolio II	Alternative Energy - Solar				Managing Member, Majority Equity Owner	6,400,000	7,986,014	3.9%

Enfinity Colorado DHA Portfolio	Alternative Energy - Solar				100% Ownership	1,400,000	1,671,317	0.8%

Golden Horizons Solar Portfolio	Alternative Energy - Solar				100% Ownership	9,450,000	9,482,075	4.7%

Raleigh Portfolio	Alternative Energy - Solar				Managing Member, Majority Equity Owner	20,672,198	22,850,465	11.3%

Foresight Solar Portfolio	Alternative Energy - Solar				Managing Member, Majority Equity Owner	13,200,071	13,200,071	6.5%

Midway III Solar Portfolio	Alternative Energy - Solar				100% Ownership	10,093,861	10,093,861	5.0%

Greenbacker Wind Portfolio - California	Alternative Energy - Wind				100% Ownership	9,500,000	9,506,752	4.7%

Greenbacker Wind Portfolio - Idaho	Alternative Energy - Wind				100% Ownership	7,320,000	6,799,153	3.4%

Greenbacker Wind Portfolio - Montana	Alternative Energy - Wind				100% Ownership or Managing Member, Equity Owner	21,609,488	23,228,136	11.5%

Greenbacker Wind Portfolio - Vermont	Alternative Energy - Wind				100% Ownership	24,417,193	27,168,808	13.4%

GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement				100% Ownership	482,450	504,637	0.2%

Total Limited Liability Company Member Interests - Not readily marketable: 105.3%						$210,085,020	$215,619,476	106.4%

Energy Efficiency Secured Loans - Not readily marketable
Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25	%(b)	2/24/2025	$672,871	$672,871	$672,871	0.3%

Total Energy Efficiency Secured Loans - Not readily marketable: 0.3%						$672,871	$672,871	0.3%

Total United States Investments: 105.6%						$210,757,891	$216,292,347	106.7%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar				100% Ownership	$1,603,136	$2,093,827	1.1%
Total Canadian Investments: 1.1%						$1,603,136	$2,093,827	1.1%

INVESTMENTS: 106.7%						$212,361,027	$218,386,174	107.8%

LIABILITIES IN EXCESS OF OTHER ASSETS: (6.7)%							(15,711,407)	(7.8)%

TOTAL NET ASSETS: 100.0%							$202,674,767	100.0%

(a)	Percentages are based on net assets of $202,674,767 as of December 31, 2017.
(b)	Per the loan agreement, interest commenced on January 24, 2016.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,893,889	$108,518	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	20,900,650	47,550	-
							$156,068	$-

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

December 31, 2017

Note 1. Organization and Operations of the Company

Greenbacker Renewable Energy Company LLC (the “LLC”), a Delaware limited liability company, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. GREC Entity Holdco LLC, a wholly owned subsidiary of GREC, was formed in Delaware, in June 2016 (“GREC Holdco”). The LLC, GREC and GREC Holdco (collectively “we”, “us”, “our”, and the “company”) are externally managed and advised by Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company. The LLC’s fiscal year end is December 31.

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

As of December 31, 2017, the company has made solar, wind and energy efficiency investments in 18 portfolios, 17 domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States (See Note 3). As of December 31, 2016, the company had made solar, wind and energy efficiency investments in nine portfolios, eight domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States.

Note 2. Significant Accounting Policies

Basis of Presentation

The company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Actual results could differ from those estimates, assumptions, and judgments. Significant items subject to such estimates will include determining the fair value of investments, revenue recognition, income tax uncertainties, and other contingencies. The consolidated financial statements of the company include the accounts of the LLC and its consolidated subsidiaries, GREC and GREC Holdco. All intercompany accounts and transactions have been eliminated.

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

The financial information associated with the December 31, 2017 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents, which are considered level 1 investments, are stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of December 31, 2017 and December 31, 2016.

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

In determining the appropriate fair value of an investment using these approaches, the most significant information and assumptions may include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the investment’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer companies that are public, comparable merger and acquisition, the principal market and enterprise values, environmental factors, among other factors.

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

The authoritative accounting guidance prioritizes the use of market-based inputs over entity-specific inputs and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation. The three levels of valuation hierarchy are defined as follows:

Level 1:	Unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2:	Other significant observable inputs that are sourced either directly or indirectly from publications or pricing services, including dealer or broker markets, for identical or comparable assets or liabilities. Generally, these inputs should be widely accepted and public, non-proprietary and sourced from an independent third party.

Level 3:	Inputs derived from a significant amount of unobservable market data and derived primarily through the use of internal valuation methodologies. GREC utilizes primarily proprietary discounted cash flow pricing models which include the use of significant assumptions, projections and professional judgement.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls will be determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of an input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common stockholders per share for the years ended December 31, 2017, 2016 and 2015.

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Basic and diluted
Net increase in net assets attributed to common stockholders	$11,330,663	$8,014,196	$1,972,201
Weighted average common shares outstanding	18,922,343	11,043,156	3,335,719
Net increase in net assets attributed to common stockholders per share	$0.60	$0.73	$0.59

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

Organization and Offering Costs

Organization and offering costs (“O&O costs”), other than sales commissions and the dealer manager fee, are initially being paid by our advisor and/or dealer manager on behalf of the company. These O&O costs include all costs previously paid or to be paid by the company in connection with its formation and the offering of its shares pursuant to now terminated Registration Statement on Form S-1 (File No. 333-178786-01), the current Registration Statement on Form S-1 (File No. 333-211571) and a private placement memorandum, including legal, accounting, printing, mailing and filing fees, charges of the company’s escrow holder, transfer agent fees, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the offering and marketing process, and preparing supplemental sales materials, holding educational conferences, and attending retail seminars conducted by broker-dealers. While the total O&O costs for each public offering shall be reasonable and shall in no event exceed an amount equal to 15% of the gross proceeds of such offering and the DRP, the company is targeting no more than 4.0% of the gross proceeds for O&O costs other than sales commissions and dealer manager fees in the current Registration Statement. The company is obligated to reimburse our advisor for O&O costs that it incurs on behalf of the company, in accordance with the advisory agreement, but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the company to exceed 15% of gross offering proceeds as of the date of reimbursement. Total O&O costs related to the terminated Registration Statement amounted to approximately $7,556,000 or 4.8% of gross offering proceeds raised pursuant to such Registration Statement.

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

The following table provides information in regard to the status of O&O costs (in 000’s) as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Total O&O Costs Incurred by the Advisor and Dealer Manager	$8,671	$7,498
Amounts previously reimbursed to the Advisor/Dealer Manager by the company	8,381	7,362
Amounts payable to Advisor/Dealer Manager by the company	10	136
Amounts of the contingent liability subject to payment by the company only upon adequate gross offering proceeds being raised	280	—

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

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive fee will be earned by an affiliate of our advisor on realized gains (net of realized and unrealized losses) since inception from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive fee, the company will include unrealized gains in the calculation of the capital gains incentive distribution pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are realized. Thus, on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period and reflected as an allocation of equity between common stockholders and Special unitholder. As of December 31, 2017 and 2016, a capital gains incentive distribution allocation in the amounts of $1,236,243 and $586, respectively, was recorded in the consolidated statements of assets and liabilities as Special unitholder’s equity.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the date which approximates an expected liquidity event for the company. As of December 31, 2017 and December 31, 2016, the company recorded a liability for deferred sales commissions in the amount of $249,858 and $203,357, respectively.

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

The fair value of interest rate swap contracts open as of December 31, 2017 is included on the schedule of investments by contract. For the year ended December 31, 2017, the company’s average monthly notional exposure to interest rate swap contracts was $16,219,314.

Consolidated Statements of Assets and Liabilities - Values of Derivatives at December 31, 2017

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$156,068	Swap contracts, at fair value	$—
		$156,068		$—

The effect of derivative instruments on the Consolidated Statements of Operations

Risk Exposure	Change in net unrealized appreciation on derivative transactions for the year ended December 31, 2017
Swaps
Interest Rate Risk	$65,371
$65,371

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

In regard to our investment in the Canadian Northern Lights Portfolio, with 79 solar assets located in and around Toronto, Ontario, Canada, we have foreign currency risk related to our revenue and operating expenses which are denominated in the Canadian Dollars as opposed to the U.S. Dollars. While we are currently of the opinion that the currency fluctuation between the Canadian and U.S. Dollar will not have a material impact on our operating results, we may in the future hedge this risk through the use of currency swap transactions or other financial instruments if the impact on our results of operations becomes material.

Income Taxes

The LLC intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the LLC will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the LLC does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation and the company would become taxable as a corporation for U.S. federal income tax purposes under the Internal Revenue Code. The LLC would be required to pay income tax at corporate rates on its net taxable income. Distributions to members from the LLC would constitute dividend income taxable to such members, to the extent of the company’s earnings and profits and the payment of the distributions would not be deductible by the LLC.

The LLC plans to conduct substantially all its operations through its wholly-owned subsidiary, GREC, which is a corporation that is subject to U.S. federal, state and local income taxes. Accordingly, most of its operations will be subject to U.S. federal, state and local income taxes.

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

The company assessed its tax positions for all open tax years as of December 31, 2017 for all U.S. federal and state tax jurisdictions for the years 2013 through 2017. The results of this assessment are included in the company’s tax provision and deferred tax assets as of December 31, 2017.

Recently Issued Accounting Pronouncements

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon bonds; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities should apply this ASU using a retrospective transition method to each period presented. Management evaluated the impact of the adoption of the ASU, and it is not expected to have a material impact to the company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01 regarding “Recognition and Measurement of Financial Assets and Financial Liabilities”. The new guidance is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management evaluated the impact of the adoption of the ASU, and it is not expected to have a material impact to the company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which will amend FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Management evaluated the impact of the adoption of the ASU, and it is not expected to have a material impact to the company’s consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606 - Revenue from Contracts with Customers (ASU 2014-09). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The ASU will replace most of the existing revenue recognition guidance under US GAAP. The amendments in ASU 2014-09 are effective for public companies for interim and annual periods in fiscal years beginning after December 15, 2017, with early adoption permitted for interim and annual periods in fiscal years beginning after December 15, 2016. The company will adopt this standard on January 1, 2018 using either the retrospective or cumulative effective transition method. The company has evaluated the impact of ASU 2016-20, and amended amendments on its consolidated financial statements and disclosures and does not expect the adoption to have a material impact on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02, as amended by ASU 2017-13, is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented.  At this time, management is evaluating the impact of ASU No. 2016-02 on its consolidated financial statements and disclosures.

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

Updated Footnote Disclosure

Certain footnote disclosures have been updated to enhance information presented pertaining to the value of shares sold and shares issued through the reinvestment of distributions. The impact of these additional disclosures is not material to the previously issued consolidated financial statements as of and for the years ended December 31, 2016 and 2015.

Note 3. Investments

The composition of the company’s investments as of December 31, 2017, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar:
East to West Solar Portfolio	$27,934,875	$27,200,000	12.4%
Raleigh Portfolio	20,672,198	22,850,465	10.4
Foresight Solar	13,200,071	13,200,071	6.0
Green Maple Portfolio	13,075,000	11,956,821	5.5
Golden Horizons Solar Portfolio	9,450,000	9,482,075	4.3
Magnolia Sun Portfolio	10,775,000	9,635,508	4.4
Midway III Solar Portfolio	10,093,861	10,093,861	4.6
Six States Solar Portfolio	4,770,306	4,756,893	2.3
Sunny Mountain Portfolio	884,578	1,205,439	0.6
Subtotal	$110,855,889	$110,381,133	50.5%
Alternative Energy – Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$2,093,827	1.0%
Enfinity Colorado DHA Portfolio	1,400,000	1,671,317	0.8
Greenbacker Residential Solar Portfolio	28,100,000	28,373,526	13.0
Greenbacker Residential Solar II	6,400,000	7,986,014	3.7
Subtotal	$37,503,136	$40,124,684	18.5%
Alternative Energy - Wind:
Greenbacker Wind Portfolio – California	$9,500,000	$9,506,752	4.3%
Greenbacker Wind Portfolio – Idaho	7,320,000	6,799,153	3.0
Greenbacker Wind Portfolio – Montana	21,609,488	23,228,136	10.6
Greenbacker Wind Portfolio – Vermont	24,417,193	27,168,808	12.6
Subtotal	$62,846,681	$66,702,849	30.5%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$482,450	$504,637	0.2%
Renew AEC One, LLC	672,871	672,871	0.3
Subtotal	$1,155,321	$1,177,508	0.5%
Total	$212,361,027	$218,386,174	100.0%

The composition of the company’s investments as of December 31, 2016, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar
East to West Solar Portfolio	$23,256,875	$21,943,079	19.1%
Green Maple Portfolio	12,895,000	11,447,775	9.9
Magnolia Sun Portfolio	10,775,000	10,445,788	9.1
Six States Solar Portfolio	2,300,000	2,846,174	2.5
Sunny Mountain Portfolio	884,578	1,175,952	1.0
Subtotal	$50,111,453	$47,858,768	41.6%
Alternative Energy – Residential Solar
Canadian Northern Lights Portfolio	1,603,136	1,815,169	1.5
Greenbacker Residential Solar Portfolio	19,850,000	20,487,901	17.8
Subtotal	$21,453,136	$22,303,070	19.3%
Alternative Energy – Wind
Greenbacker Wind - Montana Portfolio	42,277,428	43,643,215	37.9
Subtotal	$42,277,428	$43,643,215	37.9%
Energy Efficiency
GREC Energy Efficiency Portfolio	511,362	546,677	0.5
Renew AEC One, LLC	771,371	771,371	0.7
Subtotal	$1,282,733	$1,318,048	1.2%
Total	$115,124,750	$115,123,101	100.0%

The counterparty to all the energy efficiency investments held by the company as of December 31, 2017 and December 31, 2016 is a related party (See Note 5).

The composition of the company’s investments as of December 31, 2017 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$59,828,924	61,876,000	28.3%
Mid-West Region	1,022,813	1,010,292	0.5
Mountain Region	40,588,577	42,220,262	19.3
South Region	57,033,202	57,716,376	26.4
West Region	52,284,375	53,469,417	24.5
Total United States	$210,757,891	216,292,347	99.0%
Canada:	1,603,136	2,093,827	1.0
Total	$212,361,027	218,386,174	100.0%

The composition of the company’s investments as of December 31, 2016 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$31,340,575	$30,469,589	26.5%
Mid-West Region	935,103	1,025,354	0.9
Mountain Region	46,145,555	47,846,814	41.5
South Region	29,929,892	28,553,024	24.8
West Region	5,170,489	5,413,151	4.7
Total United States	$113,521,614	$113,307,932	98.4%
Canada:	1,603,136	1,815,169	1.6
Total	$115,124,750	$115,123,101	100.0%

The composition of the company’s investments as of December 31, 2017 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar	$110,855,889	110,381,133	50.5%
Alternative Energy – Residential Solar	37,503,136	40,124,684	18.5
Alternative Energy - Wind	62,846,681	66,702,849	30.5
Energy Efficiency - Lighting Replacement	1,155,321	1,177,508	0.5
Total	$212,361,027	218,386,174	100.0%

The composition of the company’s investments as of December 31, 2016 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar	$50,111,453	$47,858,768	41.6%
Alternative Energy – Residential Solar	21,453,136	22,303,070	19.3
Alternative Energy – Wind	42,277,428	43,643,215	37.9
Energy Efficiency – Lighting Replacement	1,282,733	1,318,048	1.2
Total	$115,124,750	$115,123,101	100.0%

Investments held as of December 31, 2017 and 2016 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company, have greater than 50% representation on such company’s board of directors, or investments in limited liability companies for which the company serves managing member.

Note 4. Fair Value Measurements - Investments

The following table presents fair value measurements of investments, by major class, as of December 31, 2017 according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$215,619,476	$215,619,476
Capital Stock	—	—	2,093,827	2,093,827
Energy Efficiency Secured Loans	—	—	672,871	672,871
Total	$—	$—	$218,386,174	$218,386,174
Other Financial Instruments*
Unrealized appreciation on open interest rate swap contracts	$—	$156,068	$—	$156,068
Total	$—	$156,068	$—	$156,068

*	Other financial instruments are derivatives, such as futures, forward currency contracts and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table presents fair value measurements of investments, by major class, as of December 31, 2016, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$112,536,561	$112,536,561
Capital Stock	—	—	1,815,169	1,815,169
Energy Efficiency Secured Loans	—	—	771,371	771,371
Total	$—	$—	$115,123,101	$115,123,101

Other Financial Instruments*
Unrealized appreciation on open interest rate swap contracts	$—	$90,697	$—	$90,697
Total	$—	$90,697	$—	$90,697

*Other financial instruments are derivatives, such as futures, forward currency contracts and swaps.  These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2017:

	Balance as of December 31, 2016	Net change in unrealized appreciation on investments	Realized gain	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Sales and Repayments of investments (2)	Balance as of December 31, 2017
Limited Liability Company Member Interests	$112,536,561	$5,748,138	$693,882	$-	$127,038,601	(30,397,706)	215,619,476
Capital Stock	1,815,169	180,895	-	97,763	-	-	2,093,827
Energy Efficiency - Secured Loans	771,371	-	-	-	-	(98,500)	672,871
Total	$115,123,101	$5,929,033	693,882	97,763	127,038,601	(30,496,206)	218,386,174

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments for the year ended December 31, 2017 attributable to Level 3 investments still held at December 31, 2017 was $5,929,033. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the year ended December 31, 2017.

Net change in unrealized appreciation on investments at fair value for the year ended December 31, 2017 was $5,929,033, included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. Net realized gains on investments for the year ended December 31, 2017 was $693,882. For the year ended December 31, 2017, net unrealized currency gains arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $97,763 and included within net change in unrealized appreciation on foreign currency translation in the consolidated statements of operations.

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

The total change in unrealized depreciation included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the year ended December 31, 2016 attributable to Level 3 investments still held at December 31, 2016 was $(1,473,781). Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur.

Net change in unrealized appreciation (depreciation) on investments at fair value for the year ended December 31, 2016 was $(1,473,781), included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. Net realized gains on investments at fair value for the year ended December 31, 2016 was $4,578. For the year ended December 31, 2016, net unrealized currency gains arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $40,703 and included within net change in unrealized appreciation (depreciation) on translation of assets and liabilities denominated in foreign currencies in the consolidated statements of operations.

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

As of December 31, 2017, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2017:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy – Commercial Solar	$87,087,201	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.25% - 9.25%, 0.50% annual degradation in production, 13.5 – 34.3 years
Alternative Energy – Commercial Solar	$23,293,932	Transaction cost	N/A	N/A
Alternative Energy – Residential Solar	$40,124,684	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.25% - 9.25%, 0.50% annual degradation in production, 13.5 – 34.3 years
Alternative Energy – Wind	$66,702,849	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	8.50%, no annual degradation in production, 27.9 – 29.0 years
Energy Efficiency- Secured Loans and Leases– Lighting Replacement	$1,177,508	Income and collateral based approach	Market yields and value of collateral	10.25% - 20.40%

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

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	Up to 7% of gross offering proceeds from the sale of Class A shares and up to 3% of gross offering proceeds from the sale of Class C shares. No selling commission will be paid with respect to Class I and Class P-I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker- dealers.

Dealer Manager Fee — Dealer Manager	Up to 2.75% of gross offering proceeds from the sale of Class A and C shares, and up to 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager may re-allow a portion of its dealer manager fee to selected broker- dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company will pay the dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers Commencing as of June 30, 2016, the company estimates the amount of distribution fees expected to be paid and records that liability at the time of sale.

O&O costs — Advisor	The company reimburses the advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. While the company has targeted an offering expense ratio of 4.0% for O&O costs over the term of the current offering, 4.8% was charged on the offering that terminated as of February 7, 2017.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

Incentive Allocation and Distribution — Special Unitholder	The incentive distribution to which the Special Unitholder is be entitled to will be calculated and payable quarterly in arrears based on the pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means interest income, dividend and distribution income from equity investments (excluding that portion of distributions that are treated as return of capital) and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus the operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with the company’s Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes.

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

For the years ended December 31, 2017, 2016 and 2015, the company incurred $5,924,079, $3,940,227 and $1,625,780, respectively, in operating expenses, including the management fees earned by the advisor. Since January 1, 2015, the advisor has elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets. While the advisor assumed responsibility for $830,884 of the company’s operating expenses under the expense reimbursement agreement since inception, as of December 31, 2016, the company had fully reimbursed the advisor for previously assumed operating expenses. The expense reimbursement agreement expired December 31, 2016. For the years ended December 31, 2016 and 2015, the company recorded a charge of $636,926 and $11,794, respectively, in the statement of operations as reimbursement for assumption of past operating expenses. For the year ended December 31, 2015, the advisor assumed responsibility for $223,286 of the company’s operating expenses under the expense reimbursement agreement.

For the years ended December 31, 2017, 2016 and 2015, the advisor earned $3,351,250, $2,018,434 and $571,271, respectively, in management fees. While there was an capital gains incentive distribution fee of $139,692 earned in 2017 by the advisor and reflected as an incentive fee expense on the Consolidated Statements of Operations, the consolidated financial statements also reflect a $1,235,657 increase in incentive allocation for the year ended December 31, 2017 shown as a net decrease in net assets attributed to special unitholder. For the year ended December 31, 2016, a $285,673 increase in net assets attributed to special unitholder was recorded based primarily upon unrealized depreciation on investments while a $276,412 decrease was recorded for the year ended December 31, 2015.

As of December 31, 2017, due to advisor on the consolidated statements of assets and liabilities in the amount of $10,417 is solely comprised of a payable to the advisor for reimbursable Organization and Offering Costs. As of December 31, 2016, due to advisor/dealer manager on the consolidated statements of assets and liabilities in the amount of $136,476 is solely comprised of a payable to the advisor/dealer manager for reimbursable Organization and Offering Costs.

For the years ended December 31, 2017, 2016 and 2015, the company paid $827,709, $1,332,908 and $875,051, respectively, in dealer manager fees and $2,444,282, $4,613,001 and $3,406,655, respectively, in selling commissions to the company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares, prior the receipt by the company, and thus are not reflected in the company’s consolidated statements of operations.

For the years ended December 31, 2017 and 2016, Greenbacker Administration, LLC invoiced the company $115,849 and $203,381, respectively, for expenses, at cost, for services related to asset management, compliance and accounting services related to the company’s investments. For the year ended December 31, 2015 Greenbacker Administration, LLC did not invoice the company for expenses. Effective on April 1, 2017, these expenses were invoiced directly to the company’s investments.

As of December 31, 2017 and December 31, 2016, respectively, the advisor owned 23,601 and 23,469 Class A shares. An affiliate of the advisor owned 93,191 Class A shares as of December 31, 2016. The affiliate of our advisor redeemed all of its shares during the year ended December 31, 2017 and no longer owns shares as of December 31, 2017.

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of December 31, 2017, all loans and operating losses are considered current per their terms.

Note 6. Borrowings

On July 11, 2016, the company, through a wholly owned subsidiary, GREC HoldCo (the “Borrower”), entered into a Credit Agreement by and among the Borrower, the lenders party thereto and Fifth Third Bank, as administrative agent, as well as swap counterparty. The credit facility consisted of an initial term loan of $4,300,000 (the “Facility 1 Term Loan”) as well as a revolving credit facility in the aggregate principal amount of up to $33,250,000 (the “Revolver”). The amount outstanding on the Revolver, based upon the modified conversion date of September 9, 2017, was converted to an additional term loan facility in the amount of $10,000,000 (the “Facility 2 Term Loan”) (collectively, the “Credit Facility”). Both the Facility 1 Term Loan and the Facility 2 Term Loan mature in July 2021. Financing costs of $1,005,494 related to the credit facility have been capitalized and are being amortized over the term of the Facility 1 Term Loan.

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

In regard to the Credit Facility, we have entered into two interest rate swap agreements. The first swap, effective July 29, 2016, has an initial notional amount of $4,300,000 to swap the floating rate interest payments on the Facility 1 Term Loan for a corresponding fixed payment. The fixed swap rate is 1.11% with an all-in rate of 4.61% on the Facility 1 Term Loan. The second swap, with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,920,650, will be used to swap the floating rate interest payments on the Facility 2 Term Loan, and future term debt, for a corresponding fixed payment. The fixed swap rate is 2.261% with an all-in rate of 5.76% on the Facility 2 Term Loan.

If an event of default shall occur and be continuing under the Credit Facility, the commitments under the Credit Facility may be terminated and the principal amount outstanding under the Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

The company’s outstanding debt as of December 31, 2017 and 2016 was as follows:

	December 31, 2017					December 31, 2016
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
Revolver	N/A	N/A	N/A	N/A	N/A	$33,250,000	$—	$—	$—	$—
Facility 1 Term Loan	—	3,893,889	3,893,889	745,430	3,148,459	—	4,180,554	4,180,554	910,155	3,270,399
Facility 2 Term Loan	—	9,761,905	9,761,905	—	9,761,905	N/A	N/A	N/A	N/A	N/A
Total	$—	$13,655,794	$13,655,794	$745,430	$12,910,364	$33,250,000	$4,180,554	$4,180,554	$910,155	$3,270,399

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the year ended December 31, 2017:

For the year Ended December 31, 2017
Revolver interest	$444,303
Revolver commitment fee	81,109
Credit Facility Loan interest	157,811
Amortization of deferred financing costs	164,725
Total	847,948
Weighted average interest rate on credit facility	4.87%
Weighted average outstanding balance of credit facility	$8,481,848

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the period July 11, 2016 through December 31, 2016:

For the period July 11, 2016 through December 31, 2016
Revolver interest	$164,179
Revolver commitment fee	29,927
Facility 1 Term Loan interest	96,248
Amortization of deferred financing costs	95,339
Unrealized gain on interest rate swap	$(90,697)
Total	294,996
Weighted average interest rate on credit facility	4.37%
Weighted average outstanding balance of credit facility	$10,991,000

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2018	$1,000,954
2019	1,000,954
2020	1,000,954
2021	10,652,932
Total	$13,655,794

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

Class C: Each Class C share issued in the primary offering is subject to a selling commission of up to 3.00% per share and a dealer manager fee of up to 2.75% per share. In addition, with respect to Class C shares, the company pays the dealer manager a monthly distribution fee, or “distribution fee”, that accrues daily equal to 1/365th of 0.80% of the amount of the daily net asset value for the Class C shares on a continuous basis from year to year. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.

Class I and Class P-I: No selling commission or distribution fee will be paid for sales of any Class I and Class P-I shares. Each Class I share is subject to a dealer manager fee of up to 1.75% per share.

Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017 and are no longer offered for sale.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2017:

	Shares Outstanding as of December 31, 2016	Shares Issued During the Period	Shares Converted During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2017
Class A shares	10,878,502	3,348,253	—	(368,925)	13,857,830
Class C shares	1,041,836	396,204	—	(6,041)	1,431,999
Class I shares	2,754,491	1,838,656	—	(81,315)	4,511,832
Class P-A shares	47,774	3,092	(50,866)	—	—
Class P-I Shares	199,319	3,147,692	50,866	(10,309)	3,387,568
Total	14,921,922	8,733,897	—	(466,590)	23,189,229

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2016:

	Shares Outstanding as of December 31, 2015	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2016
Class A shares	5,420,728	5,719,394	(261,620)	10,878,502
Class C shares	248,456	793,380	—	1,041,836
Class I shares	1,052,783	1,726,743	(25,035)	2,754,491
Class P-A shares	—	47,774	—	47,774
Class P-I Shares	—	199,319	—	199,319
Total	6,721,967	8,486,610	(286,655)	14,921,922

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the years ended December 31, 2017, 2016, 2015 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the year ended December 31, 2017:
Proceeds from Shares Sold	$26,852,433	$3,102,082	$15,071,499	$27,075	$27,366,718	$72,419,807
Proceeds from Shares Issued through Reinvestment of Distributions	$3,127,873	$363,670	$1,255,991	$—	$—	$4,747,534
For the year ended December 31, 2016:
Proceeds from Shares Sold	$49,913,307	$6,957,212	$15,078,606	$419,175	$1,750,750	$74,119,050
Proceeds from Shares Issued through Reinvestment of Distributions	$2,347,789	$257,384	$685,413	$—	$—	$3,290,586
For the year ended December 31, 2015:
Proceeds from Shares Sold	$38,391,839	$1,413,670	$8,871,732	$—	$—	$48,677,241
Proceeds from Shares Issued through Reinvestment of Distributions	$783,459	$61,957	$147,858	$—	$—	$993,274

As of December 31, 2017, 2016 and 2015, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The LLC Agreement also authorizes the board of directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit. The proceeds related to the shareholder receivable amount of $225,509 presented on the consolidated statements of assets and liabilities as of December 31, 2017 were subsequently collected on January 2, 2018.

Distribution Reinvestment Plan

The company adopted a distribution reinvestment plan (“DRP”) through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the public offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the public offering. As of December 31, 2017 and 2016, $50,000,000 in shares were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of December 31, 2017 and 2016, 1,008,948 and 478,421 shares, respectively, were issued under the DRP.

Share Repurchase Program

During the quarter ended September 30, 2015, the company commenced a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold Class A, C, I or P-I shares (commencing as of October 1, 2017) to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program includes numerous restrictions that will limit a shareholders ability to sell shares. Unless the board of directors determines otherwise, the company limits the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the DRP. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the year ended December 31, 2017, the company repurchased 368,925 Class A shares, 6,041 Class C shares, 81,315 Class I shares and 10,309 Class P-I shares at a total purchase price of $3,280,566, $53,073, $724,059 and $90,000, respectively, pursuant to the company’s share repurchase program. For the year ended December 31, 2016, the company repurchased 261,620 Class A shares and 25,035 Class I shares at a total purchase price of $2,407,717 and $230,084, respectively, including 98,786 shares from an affiliate of the advisor. For the year ended December 31, 2015, the company repurchased 15,000 Class A shares at a total purchase price of $135,375, pursuant to the company’s share repurchase program.

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

		Class of Share
Distribution Period		A	C	I	P-A	P-I
1-Jan-15	31-Oct-15	$0.0016438	$0.0016438	$0.0016438	—	—
1-Nov-15	31-Jan-16	$0.0016478	$0.0016478	$0.0016478	—	—
1-Feb-16	30-Apr-16	$0.0016551	$0.0016551	$0.0016551	—	—
1-May-16	31-Jul-16	$0.0016617	$0.0016617	$0.0016617	$0.0015826	$0.0015826
1-Aug-16	31-Oct-16	$0.0016766	$0.0016766	$0.0016766	$0.0015968	$0.0015968
1-Nov-16	31-Jan-17	$0.0016856	$0.0016402	$0.0016856	$0.0016036	$0.0016036
1-Feb-17	31-Apr-17	$0.0016807	$0.0016350	$0.0016807	$0.0015952	$0.0015952
1-May-17	31-Jul-17	$0.0016710	$0.0016273	$0.0016710	$0.0015952	$0.0015828
1-Aug-17	31-Oct-17	$0.0016690	$0.0016265	$0.0016690	—	$0.0015901
1-Nov-17	31-Dec-17	$0.0016690	$0.0016265	$0.0016690	—	$0.0015828

The following table reflects the distributions declared during the year ended December 31, 2017:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2017	$431,686	$349,842	$781,528
March 1, 2017	413,270	332,761	746,031
April 3, 2017	482,113	371,902	854,015
May 1, 2017	486,864	370,463	857,327
June 1, 2017	524,909	383,585	908,494
July 3, 2017	534,165	382,339	916,504
August 1, 2017	572,833	406,993	979,826
September 1, 2017	600,962	415,864	1,016,826
October 2, 2017	603,869	411,848	1,015,717
November 1, 2017	637,604	436,753	1,074,357
December 1, 2017	656,495	430,860	1,087,355
January 2, 2018	711,306	454,324	1,165,630
Total	$6,656,076	$4,747,534	$11,403,610

The following table reflects the distributions declared during the year ended December 31, 2016.

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2016	$171,410	$185,680	$357,090
March 1, 2016	182,825	195,193	378,018
April 1, 2016	221,088	221,729	442,817
May 2, 2016	234,799	241,934	476,733
June 1, 2016	261,003	271,362	532,365
July 1, 2016	270,112	277,033	547,145
August 1, 2016	296,391	288,859	585,250
September 1, 2016	323,445	299,790	623,235
October 3, 2016	334,152	299,699	633,851
November 1, 2016	356,589	321,863	678,452
December 1, 2016	371,493	320,165	691,658
January 3, 2017	403,983	367,279	771,262
Total	$3,427,290	$3,290,586	$6,717,876

The following table reflects the distributions declared during the year ended December 31, 2015:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 2, 2015	$35,820	$30,024	$65,844
March 2, 2015	35,691	30,341	66,032
April 1, 2015	46,720	38,120	84,840
May 1, 2015	53,139	46,808	99,947
June 1, 2015	61,499	57,380	118,879
July 1, 2015	69,501	65,739	135,240
August 3, 2015	82,395	81,426	163,821
September 1, 2015	95,124	95,081	190,205
October 1, 2015	104,797	109,643	214,440
November 2, 2015	120,894	128,288	249,182
December 1, 2015	134,302	143,800	278,102
January 4, 2016	156,985	166,624	323,609
Total	$996,867	$993,274	$1,990,141

All distributions paid for the year ended December 31, 2017 are expected to be reported as a return of capital to stockholders for tax reporting purposes and all distributions paid for the years ended December 31, 2016 and 2015 were reported as a return of capital to stockholders for tax purposes.

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Cash from operations	$6,656,075	$3,180,297	$216,548
Offering proceeds	—	—	654,246
Total cash distributions	$6,656,075	$3,180,297	$870,794

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $250,000,000 in net assets is reached, the portfolio is leveraged by at least 33% as well as being fully invested in operating assets.

Note 9. Income Taxes

The LLC conducts most of its operations through GREC, its taxable wholly-owned subsidiary. The consolidated income tax provision for the years ended December 31, 2017, 2016 and 2015 is comprised of the following:

	Current	Deferred	Total
Year ended December 31, 2017:
US federal	$—	$1,289,202	$1,289,202
State and local	—	273,787	273,787
Foreign jurisdiction	—	—	—
Tax (benefit)/expense	$—	$1,562,989	$1,562,989
Change in valuation allowance	—	92,366	92,366
Tax (benefit)/expense, net	$—	$1,655,355	$1,655,355

	Current	Deferred	Total
Year ended December 31, 2016:
US federal	$—	$2,916,807	$2,916,807
State and local	—	360,921	360,921
Foreign jurisdiction	—	—	—
Tax (benefit)/expense	$—	$(3,277,728)	$(3,277,728)
Change in valuation allowance	—	2,251,666	2,251,666
Tax (benefit)/expense, net	$—	$(5,529,394)	$(5,529,394)

	Current	Deferred	Total
Year ended December 31, 2015:
US federal	$—	$3,151,932	$3,151,932
State and local	—	(20,847)	(20,847)
Foreign jurisdiction	—	—	—
Tax (benefit)/expense	$—	$(3,131,085)	$(3,131,085)
Change in valuation allowance	—	(2,481,085)	(2,481,085)
Tax (benefit)/expense, net	$—	$(650,000)	$(650,000)

The following table represents the components of the income tax expense and the proportionate ratio of each components as follows:

	2017	Percentage	2016	Percentage	2015	Percentage
Net increase (decrease) in net assets from operations before tax, based on ASC 946, at the federal income tax rate	$2,793,488	168.75%	$869,681	(15.73)%	$462,771	(71.20)%
Reversal of Greenbacker Renewable Energy, LLC’s (income)/loss treated as a partnership for U.S tax purposes, at federal income tax rate	$337,284	20.38%	$42,047	(0.76)%	$197,603	(30.40)%
Adjustment for Greenbacker Renewable Energy Corporation’s consolidated book income/(loss), based on standard GAAP accounting, at federal income tax rate	$(2,225,352)	(134.43)%	$(2,066,516)	37.37%	$(467,369)	71.90%
Federal tax credit	$—	—%	$(1,762,020)	31.87%	$(3,345,092)	514.63%
State tax credit	$—	—%	(229,419)	4.15%	$—	—%
Increase in income taxes resulting from:
State and local taxes, net of federal benefit	$261,224	15.78%	$(132,613)	2.40%	$21,421	(3.30)%
Change in state rate	$12,562	0.76%	$1,112	(0.02)%	$(591)	.09%
Change in federal rate	$383,783	23.18%	$—	—%	$—	—%
Permanent differences, at federal income tax rate	$—	—%	$—	—%	$172	(.03)%
Change in valuation allowance	$92,366	5.58%	$(2,251,666)	40.72%	$2,481,085	(381.69)%
Actual provision for income taxes	$1,655,355	100.00%	$(5,529,394)	100.00%	$(650,000)	100.00%

Deferred tax assets have been classified on the accompanying consolidated statements of assets and liabilities as of December 31, 2017 and 2016 as follows:

	2017	2016
Amortization	63,480	103,532
Net operating losses	12,669,763	8,837,890
Federal tax credits	5,493,745	5,336,530
Unrealized gains	(13,381,165)	(7,869,139)
Deferred tax assets	$4,845,823	$6,408,813
Less: valuation allowance	(321,785)	(229,419)
Deferred tax assets, net	$4,524,038	$6,179,394

As of December 31, 2017, the company has federal and state income tax net operating loss (“NOL”) and investment tax credit (“ITC”) carryforwards of which will expire on various dates through 2036 as follows:

Expires Year Ending	Federal NOL	Federal ITC	State NOL
December 31,	Amount	Amount	Amount

2022	$—	$—	$918,368
2023	$—	$—	$2,457,214
2025	$—	$—	$673,181
2026	$—	$—	$2,934,175
2030	$—	$—	$2,751,775
2031	$—	$—	$5,377,684
2034	$161,963	$—	$161,963
2035	$6,693,198	$3,345,092	$2,718,197
2036	$15,734,069	$1,955,780	$5,908,771
2037	$26,158,009	$—	$—

As new tax legislation was enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), the company recognized the effect of any material changes in the Act in the determination of deferred tax assets and liabilities for the year ending December 31, 2017. The major aspects of the Act which affected the company included 1) the reduction of the corporate tax rate to 21%, effective January 1, 2018, which caused the company to remeasure its deferred tax assets and liabilities to reflect the effects of tax rate change; and 2) a deduction of interest expense up to only 30% of “adjusted taxable income” (as defined in the Act) ) and the ability of post 2017 net operating losses (“NOLs”) to only offset up to 80% of taxable income, with the understanding that any unused NOL can be carried forward indefinitely, which caused the company to modify certain assumptions in regard to utilization of NOL and investment tax credits in determining any potential valuation allowance. While cost recovery was modified to allow companies to expense 100% of investments in depreciable property, the company expects to continue to depreciate renewable energy assets over a five-year life using accelerated methodology.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets would be deductible, management as of December 31, 2017 has applied a partial valuation allowance of $321,785 against the deferred tax asset amounts the company will not be able to fully realize, as compared with $229,419 for the year ended December 31, 2016.

The company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized as of December 31, 2017.

The company assessed its tax positions and filings for all open tax years as of December 31, 2017 for all federal and state tax jurisdictions for the years 2013 through 2017. The results of this assessment are included in the company’s tax provision and deferred tax assets as of December 31, 2017.

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

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to various project loan agreements between the operating entities of the company, subsidiary holding companies and various lenders (financial institutions, the Colorado Housing and Finance Authority and the Vermont Economic Development Authority), the operating entities and the subsidiary holding companies have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from March 2021 through March 2032. In addition, GREC and the company have provided an unsecured guaranty (“Guarantors”) on the outstanding principal of all subsidiary loans, which is approximately $61,200,000, as of December 31, 2017. The Guarantors would only have to perform under the guarantee if the cash flow or the liquidation of collateral at the operating entities or subsidiary holding companies was inadequate to fully liquidate the remaining loan balance.

Unsecured guarantee of subsidiary renewable energy credit (“REC”) forward contracts: For the majority of the forward REC contracts currently effective as of December 31, 2017 where a subsidiary of the company is the principal, the company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is approximately $174,800 as of December 31, 2017.

Pursuant to a credit agreement between Holdco and a financial institution, Holdco has pledged all solar operating assets as well as all membership interests in operating subsidiaries owned by Holdco as collateral for the loan. GREC and the company have provided an unsecured guaranty on approximately $14,300,000 on the loans as of December 31, 2017.

See Note 1 – Organization and Operations of the Company and Note 5 – Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

Note 11. Financial Highlights

The following is a schedule of financial highlights of the company attributed to Class A, C, I and P-I shares for the year ended December 31, 2017.

	For the year ended December 31, 2017
	Class A Shares	Class C Shares	Class I Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.69	$8.44	$8.69	$8.67
Net investment income (3)	0.25	0.25	0.25	0.25
Net realized and unrealized gain/(loss) on investments, net of incentive allocation to special unitholder	0.35	0.35	0.35	0.35
Change in translation of assets and liabilities denominated in foreign currencies (4)	0.01	0.01	0.01	0.01
Change in benefit from deferred taxes on unrealized depreciation on investments	0.05	0.05	0.05	0.05
Net increase in net assets attributed to common stockholders	0.66	0.66	0.66	0.66
Shareholder distributions:
Distributions from net investment income	(0.39)	(0.39)	(0.39)	(0.39)
Distributions from offering proceeds	(0.22)	(0.22)	(0.21)	(0.19)
Offering costs and deferred sales commissions	(0.04)	(0.15)	(0.08)	-
Other (2)	(0.02)	0.08	0.01	0.06
Net decrease in members’ equity attributed to common shares	(0.01)	(0.02)	(0.01)	0.14
Net asset value for common shares at end of period	$8.68	$8.42	$8.68	$8.81
Common shareholders’ equity at end of period	$120,344,517	$12,053,349	$39,181,769	$29,858,889
Common shares outstanding at end of period	13,857,830	1,431,999	4,511,832	3,387,568

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	6.90%	6.77%	6.90%	8.65%
Ratio of net investment income to average net assets	2.96%	3.04%	2.96%	2.92%
Ratio of operating expenses to average net assets	3.64%	3.74%	3.64%	3.59%
Portfolio turnover rate	19.15%	19.15%	19.15%	19.15%

(1)	The per share data for Class A, C, I and P-I Shares were derived by using the weighted average shares outstanding during the year ended December 31, 2017, which were 12,384,101, 1,194,718, 3,529,998 and 1,792,632, respectively.

(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.

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
Ratio/Supplemental data for common shares:
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

Note 12. Selected Quarterly Data – Unaudited

Presented in the following tables is a summary of the unaudited quarterly financial information for the years ended December 31, 2017, 2016, 2015 and 2014. The company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	For the quarter ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$4,416,117	$3,663,635	$2,936,470	$2,366,899
Net investment income	$229,297	$1,149,977	$1,986,899	$1,450,378
Net gain (loss) on investments and foreign currency translation	$3,738,403	$1,579,619	$1,576,272	$(108,245)
Change in benefit (expense) from deferred taxes on unrealized appreciation on investments	$1,198,186	$680,969	$(653,366)	$(262,069)
Net increase in net assets resulting from operations	$5,165,886	$3,410,565	$2,909,805	$1,080,064
Net investment income per share – basic and diluted	$(0.01)	$0.06	$0.11	$0.09
Net increase in net assets resulting from operations per share – basic and diluted	$0.22	$0.16	$0.15	$0.07
Net asset value per share at period end (Class A)	$8.68	$8.64	$8.63	$8.64
Net asset value per share at period end (Class C)	$8.42	$8.42	$8.41	$8.40
Net asset value per share at period end (Class I)	$8.68	$8.64	$8.63	$8.64
Net asset value per share at period end (Class P-I)	$8.81	$8.75	$8.73	$8.69

	For the quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$2,848,655	$3,085,513	$1,645,291	$656,566
Net investment income	$1,497,148	$1,730,438	$1,519,649	$23,132
Net gain (loss) on investments and foreign currency translation	$(1,706,876)	$1,143,849	$(231,426)	$(634,047)
Change in benefit (expense) from deferred taxes on unrealized appreciation on investments	$671,401	$(8,372)	$1,838,292	$1,885,335
Net increase in net assets resulting from operations	$461,673	$2,865,915	$3,126,515	$1,274,420
Net investment income per share – basic and diluted	$0.11	$0.14	$0.15	$0.00
Net increase in net assets resulting from operations per share – basic and diluted	$0.03	$0.24	$0.30	$0.16
Net asset value per share at period end (Class A)	$8.69	$8.74	$8.69	$8.56
Net asset value per share at period end (Class C)	$8.44	$8.49	$8.43	$8.56
Net asset value per share at period end (Class I)	$8.69	$8.74	$8.69	$8.56
Net asset value per share at period end (Class P-A)	$8.67	$8.74	$—	$—
Net asset value per share at period end (Class P-I)	$8.67	$8.74	$—	$—

	For the quarter ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$421,488	$740,773	$633,646	$58,215
Net investment income (loss)	$253,576	$270,523	$333,917	$(118,483)
Net gain (loss) on investments and foreign currency translation	$666,498	$376,473	$(46,396)	$385,490
Change in benefit from deferred taxes on unrealized appreciation on investments	$127,015	$—	$—	$—
Net increase in net assets resulting from operations	$1,047,089	$646,996	$287,521	$267,007
Net investment income (loss) per share – basic and diluted	$0.09	$0.07	$0.14	$(0.08)
Net increase in net assets resulting from operations per share – basic and diluted	$0.20	$0.17	$0.12	$0.18
Net asset value per share at period end	$8.54	$8.52	$8.50	$8.50

	For the quarter ended
	December 31, 2014	September 30, 2014 (1)	June 30, 2014 (1)(2)
Total investment income	$37,907	$304	$80
Net investment loss	$(106,838)	$(35,547)	$(53,464)
Net gain (loss) on investments and foreign currency translation	$(32,636)	$81,865	$—
Net increase (decrease) in net assets resulting from operations	$(139,474)	$46,318	$(53,464)
Net investment loss per share – basic and diluted	$(0.13)	$(0.10)	$(0.19)
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$(0.16)	$0.09	$(0.19)
Net asset value per share at period end	$8.50	$8.50	$8.50

(1)	As the company had no substantive operations prior to April 25, 2014, the first quarter of 2014 has been omitted.

(2)	The selected financial information for the June 30, 2014 quarter consists of the company’s commencement of operations (April 25, 2014 through June 30, 2014).

Note 13. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of the year ended December 31, 2017, except as discussed below:

On January 5, 2018, the company, through GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC, entered into a credit agreement by and among the Company, the Company’s wholly owned subsidiary, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The new credit facility (the “Credit Facility”) consists of a loan of up to the lesser of $60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allows for additional drawdowns through December 31, 2018, at which point the outstanding loans shall convert to a term loan, and matures on January 5, 2024. The previous Term Loan 1 and Term Loan 2 in the amount of approximately $14,100,000 were repaid as part of this transaction.

The company and Foresight Group (“Foresight”) entered into an agreement on December 6, 2017, which closed on January 31, 2018, for the acquisition of six operating solar facilities of 10MW in California and Colorado for a purchase price of approximately $13,200,000. The deal structure included various tax equity and debt structures, as well as an investment grade utility and various government agency off takers.

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

Our management assessed the effectiveness of the internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 1992 report entitled Internal Control-Integrated Framework. Our management further reviewed the updated 2013 framework as part of its assessment. Based on that assessment, our management concluded that, as of December 31, 2017, the internal control over financial reporting for the company is effective based on the criteria established in Internal Control-Integrated Framework.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s) Held with Us	Director/Executive Officer Since
David Sher	54	Director	2012
Charles Wheeler	57	Chief Executive Officer, President, and Director	2012
Richard C. Butt	62	Chief Financial Officer, Secretary	2014
Kathleen Cuocolo	66	Independent Director	2013
Robert Herriott	48	Independent Director	2013
David M. Kastin	50	Independent Director	2013

David Sher has been a board member since our inception in December 2012. Mr. Sher has served as Chief Executive Officer of GCM and Co-Chief Executive Officer Greenbacker Group LLC since August 2012 (having previously served as a Managing Director of Greenbacker Group LLC since February 2011), as well as a member of GCM’s investment committee. He has also served as Chief Executive Officer and as a director of GREC since November 2011. Prior to joining our company, Mr. Sher was a senior adviser at Prospect Capital Corporation, a mezzanine debt and private equity firm that manages a publicly traded, closed-end, dividend-focused investment company, from June 2009 to January 2011. Prior to joining Prospect Capital, Mr. Sher was a serial entrepreneur founding a number of ventures in the financial services and brokerage industry. In 2002, Mr. Sher was a founder and Managing Director of ESP Technologies, a leading provider of financial software and services to institutional asset managers and hedge funds. In May of 2007, that company was sold to a group of investors. Prior to co-founding ESP, Mr. Sher was a founder and CEO of an online brokerage company, ElephantX dot com Inc. Additionally, in September 1997, he co- founded, developed and managed Lafayette Capital Management LLC, a statistical arbitrage hedge fund. Mr. Sher also spent six years at Bear Stearns where he developed trading ideas and strategies for correspondent clearing customers from 1991 to 1997.

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

Charles Wheeler has served as our Chief Executive Officer, President, and as a board member since our inception in December 2012. Mr. Wheeler has also served as President of GCM and Co-Chief Executive Officer Greenbacker Group LLC since August 2012 (having previously served as a Managing Director of Greenbacker Group LLC since August 2011), and as President and a director of GREC since November 2011. Mr. Wheeler is a veteran of the investment banking industry having spent 24 years, from 1987 to January 2011, with the Macquarie Group, one of Australia’s leading investment banks. During that time, Mr. Wheeler held several senior positions with the Macquarie Group, including Head of Financial Products for North America from 2007 to January 2009 and Head of Renewables for North America from September 2007 to December 2010. From 1998 to August 2007, Mr. Wheeler was a Director of the Financial Products Group at Macquarie in Australia with responsibility for the development, distribution and ongoing management of a wide variety of retail financial products, including Real Estate Investment Trusts (“REITs”), infrastructure bonds, international investment trusts and diversified domestic investment trusts. Prior to joining Macquarie, Mr. Wheeler was a tax manager with Touche Ross & Co. in Australia (which was merged into KPMG in Australia).

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

Richard C Butt has served as our Chief Financial Officer since April 2014 and Secretary since August 2017. Mr. Butt has held a variety of senior management positions for global investment and financial institutions. Most recently, from July 2012 to August 2013, he served as President and Chief Executive Officer of P3 Global Management LLC, a firm focused on investing in municipal infrastructure assets. From August 2006 to January 2011, he served as President of Macquarie Capital Investment Management LLC., with offices in New York and Sydney, Australia, responsible for administration, operations, finance, compliance, treasury, marketing, business operations and FX/cash management for portfolios domiciled in North America, Australia, Asia, Europe and the Caribbean. In addition, Mr. Butt served as Chief Financial and Accounting Officer for Macquarie Global Infrastructure Fund, a New York Stock Exchange listed closed end fund (NYSE: MGU). Prior to joining Macquarie, Mr. Butt served as President of Refco Alternative Investments LLC and Refco Fund Holdings LLC, the commodity pool businesses associated with Refco, Inc., from January 2003 to August 2006. In this capacity, Mr. Butt was responsible for the initial development and ongoing operations of numerous public and private commodity pools. During the period from1990 through 2003, he served in various operational and financial capacities with multiple mutual/hedge fund third party administration firms. Earlier in his career, he served as Vice President at Fidelity Investments, where he was responsible for fund accounting and financial reporting for all equity and global mutual funds. Mr. Butt is a Certified Public Accountant (Inactive) previously working at major accounting firms such as PricewaterhouseCoopers LLP, from July 1978 to July 1984, where he was an Audit Manager, and KPMG from December 1994 to October 1996, where he was a Director in their financial services consulting practice. Mr. Butt holds a Bachelor’s degree in Management Science from Duke University.

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

Mr. Herriott has testified before legislative bodies regarding pending legislation, and spoken throughout the U.S. and internationally on how to interact with government, communication strategy, the U.S. legislative process, and specific industry issues pending before governmental entities. Mr. Herriott continues to advise clients on macro and micro governmental and political risk analysis, as well as reputation management and public affairs campaigns. Mr. Herriot was selected to serve as an independent director based on his extensive experience with legislative and regulatory issues, and with federal government energy initiatives.

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

We operate under the direction of our board of directors, a majority of which are independent of us—Kathleen Cuocolo, Robert Herriott and David M. Kastin. Charles Wheeler, who also serves as the President of the company and President and Chief Investment Officer of our advisor, and David Sher, who also serves as Chief Executive Officer of our advisor, are the other members of our board of directors. No member of our board of directors, including Messrs. Sher and Wheeler, has ever served as an officer or director of the dealer manager, or any of their affiliates.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is composed of Charles Wheeler, David Sher and Robert Herriott. Robert Herriott is the sole independent director on the committee. The nominating and corporate governance committee operates pursuant to a charter approved by our board of directors. The charter sets forth the responsibilities of the nominating and corporate governance committee, including making nominations for the appointment or election of independent directors, retirement policies and investment professionals training policies.

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

We have issued 23,601 Class A shares to our advisor. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares subject to options that are currently exercisable or exercisable within 60 days of the offering. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Percentage
of all
	Number of Shares	Shares
	Beneficially	Issued and
Name and Address[1]	Owned	Outstanding
Greenbacker Capital Management LLC[2]	23,601	0.02%
Greenbacker Group LLC	—	—
David Sher	—	—
Charles Wheeler	—	—
Richard C. Butt	—	—
Kathleen Cuocolo	—	—
Robert Herriott	—	—
David Kastin	—	—
All officers and directors as a group (8 persons)	—	—

1 Unless otherwise indicated, the address of each beneficial owner is c/o Greenbacker Capital Management LLC, 11 East 44th Street, Suite 1200, New York, NY 10017.

2 Greenbacker Capital Management LLC, GCM, is a majority-owned subsidiary of Greenbacker Group, LLC. The board of managers of Greenbacker Group, LLC has investment power over the Class A shares held by GCM, including the power to dispose, or to direct the disposition, of such shares. Charles Wheeler is a member of the board of managers of Greenbacker Group, LLC.

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

Through each of their ownership interests in Greenbacker Group LLC, Charles Wheeler, our Chief Executive Officer and a member of our board of directors, and David Sher, a member of our board of directors, indirectly own a 7.40% and a 5.57% interest, respectively, in our advisor. In addition, several of our officers and directors, including Messrs. Sher and Wheeler, are officers of our advisor. As a result, the advisory agreement between us and our advisor was negotiated between related parties, and its terms, including fees and other amounts payable, may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed KPMG as our independent registered public accounting firm for the fiscal years ending December 31, 2017 and 2016.

Fees Incurred for KPMG LLP

The following table shows the fees invoiced for audit and other services provided by KPMG for fiscal 2017 and 2016.

	2017	2016
Audit Fees(1)	$501,860	$290,848
Audit-Related Fees(2)	—	23,008
Tax Fees(3)	113,818	68,099
All Other Fees(4)	2,500	8,063
Total	$618,178	$390,018

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

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

(a) Documents Filed as Part of this Report

(1)	The following consolidated financial statements are set forth in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Assets and Liabilities as of December 31, 2017 and 2016

•	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2017, 2016, 2015

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Schedules of Investments as of December 31, 2017 and 2016

•	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description of Document

3.1 *	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2 *	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1 *	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2 *	Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated October 9, 2013 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3 *	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4 *	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5 *	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.7*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

14.1*	Greenbacker Renewable Energy Company LLC Code of Ethics (Incorporated by reference from Exhibit 14.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on December 9, 2014)

21.1**	List of Subsidiaries

24.1**	Power of attorney (included on the signature page hereto)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2 **	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 8, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements.

*	Filed previously.
**	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2018	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: March 8, 2018	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Wheeler	Chairman, Chief Executive Officer and Director	March 8, 2018
Charles Wheeler	(Principal Executive Officer)

/s/ Richard C. Butt	Chief Financial Officer, Chief Investment Officer,	March 8, 2018
Richard C. Butt	Chief Compliance Officer and Director
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

/s/ David Sher	Director	March 8, 2018
David Sher

/s/ Kathleen Cuocolo	Director	March 8, 2018
Kathleen Cuocolo

/s/ Robert Herriott	Director	March 8, 2018
Robert Herriott

/s/ David M. Kastin	Director	March 8, 2018
David M. Kastin

