Form 10-Q
period 2018-03-31
Greenbacker Renewable Energy Co LLC
filed 2018-05-11
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 6, 2018, the registrant had 26,798,902 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments, at fair value (cost of $230,726,059 and $212,361,027, respectively)	$238,705,870	$218,386,174
Swap contracts, at fair value	731,606	156,068
Cash and cash equivalents	9,510,413	10,144,014
Shareholder receivable	257,863	225,509
Dividend receivable	300,000	—
Deferred tax assets, net of allowance	3,939,387	4,524,038
Other assets	86,784	74,242
Total assets	$253,531,923	$233,510,045

LIABILITIES
Swap contracts, at fair value	$77,800	$—
Payable for investments purchased	224,575	15,414,205
Term note payable, net of financing costs	29,377,000	12,910,364
Management fee payable	196,795	57,291
Accounts payable and accrued expenses	474,223	400,144
Shareholder distributions payable	790,930	711,306
Interest payable	245,452	112,245
Due to advisor	12,066	10,417
Payable for repurchases of common stock	706,682	969,448
Deferred sales commission payable	238,360	249,858
Total liabilities	$32,343,883	$30,835,278

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$—	$—
Common stock, par value, $.001 per share, 350,000,000 authorized; 25,213,491 and 23,189,229 shares issued and outstanding, respectively	25,213	23,189
Paid-in capital in excess of par value	218,106,697	200,510,790
Accumulated deficit	(10,514,111)	(10,216,279)
Accumulated net realized gain on investments	698,460	698,460
Accumulated unrealized appreciation (depreciation) on:
Investments, net of deferred taxes	10,620,326	10,356,379
Foreign currency translation	(129,074)	(90,083)
Swap contracts	653,806	156,068
Total common stockholders’ equity	219,461,317	201,438,524
Special unitholder’s equity	1,726,723	1,236,243
Total members’ equity (net assets)	221,188,040	202,674,767
Total liabilities and equity (net assets)	$253,531,923	$233,510,045

Net assets, Class A (shares outstanding of 14,491,912 and 13,857,830, respectively)	$126,019,875	$120,344,517
Net assets, Class C (shares outstanding of 1,598,485 and 1,431,999, respectively)	13,505,524	12,053,349
Net assets, Class I (shares outstanding of 4,962,548 and 4,511,832, respectively)	43,153,704	39,181,769
Net assets, Class P-I (shares outstanding of 4,160,546 and 3,387,568, respectively)	36,782,214	29,858,889
Total common stockholders’ equity	$219,461,317	$201,438,524

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Investment income:
Dividend income	$4,725,548	$2,322,730
Interest income	193,245	44,169
Total investment income	$4,918,793	$2,366,899

Operating expenses:
Management fee expense	1,165,728	697,146
Audit and tax expense	179,405	195,320
Interest and financing expenses	651,987	124,931
General and administration expenses	82,569	175,852
Legal expenses	49,315	80,840
Directors fees and expenses	24,710	25,552
Insurance expense	15,166	2,429
Transfer Agent Expense	88,767	—
Other expenses	44,350	62,273
Total expenses	2,301,997	1,364,343
Net investment income before taxes	2,616,796	1,002,556
Deferred tax benefit	654,574	490,072
Franchise tax expense	—	(42,250)
Net investment income	3,271,370	1,450,378

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net change in unrealized appreciation (depreciation) on:
Investments	1,993,655	(121,178)
Foreign currency translation	(38,991)	12,933
Swap contracts	497,738	—
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	(1,239,228)	(262,069)
Net increase in net assets resulting from operations	4,484,544	1,080,064
Net increase (decrease) in net assets attributed to special unitholder	(490,480)	586
Net increase in net assets attributed to common stockholders	$3,994,064	$1,080,650

Common stock per share information—basic and diluted:
Net investment income	$0.13	$0.09
Net increase in net assets attributed to common stockholders	$0.17	$0.07
Weighted average common shares outstanding	24,177,255	15,849,356

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF NET ASSETS

For the three months ended March 31, 2018

(Unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common stockholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2017	23,189,229	$23,189	$200,510,790	$(10,216,279)	$698,460	$10,356,379	$(90,083)	$156,068	$201,438,524	$1,236,243	$202,674,767

Proceeds from issuance of common stock, net	1,948,934	1,949	17,098,815	—	—	—	—	—	17,100,764		17,100,764

Issuance of common stock under distribution reinvestment plan	155,525	155	1,367,346	—	—	—	—	—	1,367,501		1,367,501

Repurchases of common stock	(80,197)	(80)	(706,602)	—	—	—	—	—	(706,682)		(706,682)

Offering costs	—	—	(163,652)	—	—	—	—	—	(163,652)		(163,652)

Shareholder distributions	—	—	—	(3,569,202)	—	—	—	—	(3,569,202)		(3,569,202)

Net investment income	—	—	—	3,271,370	—	—	—	—	3,271,370		3,271,370

Net change in unrealized appreciation on investments	—	—	—	—	—	1,503,175	—	—	1,503,175	490,480	1,993,655

Net change in unrealized depreciation on foreign currency translation	—	—	—	—	—	—	(38,991)	—	(38,991)		(38,991)

Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	497,738	497,738		497,738

Change in benefit from deferred taxes on unrealized depreciation on investments	—	—	—	—	—	(1,239,228)	—	—	(1,239,228)		(1,239,228)

Balances at March 31, 2018	25,213,491	$25,213	$218,106,697	$(10,514,111)	$698,460	$10,620,326	$(129,074)	$653,806	$219,461,317	$1,726,723	$221,188,040

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF NET ASSETS

For the three months ended March 31, 2017

(Unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation on swap contracts	Common stockholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2016	14,921,922	$14,922	$128,425,800	$(3,629,220)	$4,578	$4,699,283	$(187,846)	$90,697	$129,418,214	$586	$129,418,800

Proceeds from issuance of common stock, net	1,786,877	1,787	16,281,556	—	—	—	—	—	16,283,343	—	16,283,343

Issuance of common stock under distribution reinvestment plan	114,325	114	1,054,391	—	—	—	—	—	1,054,505	—	1,054,505

Repurchases of common stock	(113,534)	(113)	(1,047,466)	—	—	—	—	—	(1,047,579)	—	(1,047,579)

Offering costs	—	—	(273,896)						(273,896)	—	(273,896)

Shareholder distributions	—	—	—	(2,381,574)	—	—	—	—	(2,381,574)	—	(2,381,574)

Net investment income	—	—	—	1,350,642	—	—	—	—	1,350,642	—	1,350,642

Net change in unrealized depreciation on investments	—	—	—	—	—	(120,592)	—	—	(120,592)	(586)	(121,178)

Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	12,933	—	12,933	—	12,933

Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	99,736	99,736	—	99,736
									—		—
Change in benefit from deferred taxes on unrealized depreciation on investments	—	—	—	—	—	(262,069)	—	—	(262,069)	—	(262,069)

Balances at March 31, 2017	16,709,590	$16,710	$144,440,385	$(4,660,152)	$4,578	$4,316,622	$(174,913)	$190,433	$144,133,663	$—	$144,133,663

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017

Operating activities:
Net increase in net assets from operations	$4,484,544	$1,080,064
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Amortization of deferred financing costs	52,578	49,555
Purchase of investments	(18,382,032)	(15,383,585)
Proceeds from principal payments and sales of investments	17,000	15,000
Net change in unrealized (appreciation) depreciation on investments	(1,993,655)	121,178
Net change in unrealized (appreciation) depreciation on foreign currency translation	38,991	(12,933)
Net change in unrealized (appreciation) on swap contracts	(497,738)	(99,736)
(Increase) decrease in other assets:
Deferred tax assets, net of allowance	584,651	(228,007)
Dividend receivable	(300,000)	—
Other assets	(12,542)	88,528
Increase (decrease) in other liabilities:
Payable for investments purchased	(15,189,630)	—
Due to advisor, net	1,649	(27,017)
Management fee payable	139,504	14,649
Accounts payable and accrued expenses	74,079	80,833
Interest payable	133,207	—
Net cash used in operating activities	(30,849,394)	(14,301,471)

Financing activities:
Borrowings on Credit facility and term note	30,665,460	—
Paydowns on Credit facility and term note	(13,651,291)	(71,666)
Payments of financing costs	(595,609)	—
Proceeds from issuance of shares of common stock, net	17,052,411	16,590,529
Distributions paid	(2,122,078)	(1,248,944)
Offering costs	(163,652)	(273,896)
Repurchases of common stock	(969,448)	(945,770)
Due to dealer manager re: Offering costs	—	(36,694)
Net cash provided by financing activities	30,215,793	14,013,559
Net increase (decrease) in cash and cash equivalents	(633,601)	(287,912)
Cash and cash equivalents, beginning of period	10,144,014	13,055,090
Cash and cash equivalents, end of period	$9,510,413	$12,767,178

Supplemental disclosure of cash flow information:
Shareholder distributions payable	$790,930	$482,113
Shareholder distributions reinvested in common stock	$1,367,501	$1,054,505
Payable for repurchases of common stock	$706,682	$1,047,579
Cash interest paid during the period	$254,220	$65,453

Non cash financing activities
Shareholder receivable from sale of common stock	$257,863	$202,728

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS
March 31, 2018
(unaudited)

Investments	Industry	Interest		Maturity		Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar					100% Ownership	$884,578	$1,191,630	0.5%

East to West Solar Portfolio	Alternative Energy - Solar					100% Ownership	30,109,875	28,303,982	12.8%

Green Maple Portfolio	Alternative Energy - Solar					100% Ownership	17,582,823	16,262,804	7.4%

Magnolia Sun Portfolio	Alternative Energy - Solar					100% Ownership	10,775,000	9,486,065	4.3%

Six States Solar Portfolio	Alternative Energy - Solar					100% Ownership	4,570,306	4,574,374	2.1%

Colorado CSG Solar Portfolio	Alternative Energy - Solar					100% Ownership	90,000	90,000	0.0	%(d)

Greenbacker Residential Solar Portfolio	Alternative Energy - Solar					100% Ownership or Managing Member, Majority Equity Owner	28,100,000	27,405,647	12.4%

Greenbacker Residential Solar Portfolio II	Alternative Energy - Solar					Managing Member, Majority Equity Owner	6,400,000	11,100,377	5.0%

Enfinity Colorado DHA Portfolio	Alternative Energy - Solar					100% Ownership	1,400,000	1,739,583	0.8%

Golden Horizons Solar Portfolio	Alternative Energy - Solar					100% Ownership	9,200,000	9,539,041	4.3%

Raleigh Portfolio	Alternative Energy - Solar					Managing Member, Majority Equity Owner	20,672,198	22,429,845	10.1%

Foresight Solar Portfolio	Alternative Energy - Solar					Managing Member, Majority Equity Owner	13,874,575	14,513,076	6.6%

Midway III Solar Portfolio	Alternative Energy - Solar					100% Ownership	17,210,519	17,191,308	7.8%

Greenbacker Wind Portfolio - California	Alternative Energy - Wind					100% Ownership or Managing Member, Equity Owner	9,500,000	9,029,145	4.1%

Greenbacker Wind Portfolio - Idaho	Alternative Energy - Wind					100% Ownership or Managing Member, Equity Owner	7,320,000	6,804,671	3.1%

Greenbacker Wind Portfolio - Montana	Alternative Energy - Wind					100% Ownership or Managing Member, Equity Owner	21,389,487	23,191,279	10.5%

Greenbacker Wind Portfolio - Vermont	Alternative Energy - Wind					100% Ownership or Managing Member, Equity Owner	24,417,193	27,930,096	12.6%

GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement					100% Ownership	470,498	509,742	0.2%

Total Limited Liability Company Member Interests - Not readily marketable: 104.6%							$223,967,052	$231,292,665	104.6%

Energy Efficiency Secured Loans - Not readily marketable

Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25	%(b)	2/24/2025		$655,871	$655,871	$655,871	0.3%

Total Energy Efficiency Secured Loans - Not readily marketable: 2.3%							$655,871	$655,871	0.3%

Secured Loans - Not readily marketable

Phelps 158 Solar Farm, LLC	Alternative Energy - Solar	7.25	%(c)	2/28/2018	(e)	$4,500,000	$4,500,000	$4,500,000	2.0%

Total Secured Loans - Not readily marketable: 2.3%							$4,500,000	$4,500,000	2.0%

Total United States Investments: 106.9%							$229,122,923	$236,448,536	106.9%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar					100% Ownership	$1,603,136	$2,257,334	1.0%
Total Canadian Investments: 1.0%							$1,603,136	$2,257,334	1.0%

INVESTMENTS: 107.9%							$230,726,059	$238,705,870	107.9%

LIABILITIES IN EXCESS OF OTHER ASSETS: (7.9)%								(17,517,830)	(7.9)%

TOTAL NET ASSETS: 100.0%								$221,188,040	100.0%

(a) Percentages are based on net assets of $221,188,040 as of March 31, 2018.
(b) Per the loan agreement, interest commenced on January 24, 2016.
(c) Per the loan agreement, interest commenced on February 8, 2018.
(d) Amount less than 0.005%
(e) Contractual maturity date was extended until underlying loan collateral is sold by current owner.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,822,222	$141,368	$—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	20,900,650	487,658	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	29,624,945	102,580	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	4,180,063	(77,800)	—
							$653,806	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULES OF INVESTMENTS

December 31, 2017

Investments	Industry	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable
Sunny Mountain Portfolio	Alternative Energy - Solar				100% Ownership	$884,578	$1,205,439	0.6%

East to West Solar Portfolio	Alternative Energy - Solar				100% Ownership	27,934,875	27,200,000	13.4%

Green Maple Portfolio	Alternative Energy - Solar				100% Ownership	13,075,000	11,956,821	5.9%

Magnolia Sun Portfolio	Alternative Energy - Solar				100% Ownership	10,775,000	9,635,508	4.8%

Six States Solar Portfolio	Alternative Energy - Solar				100% Ownership	4,770,306	4,756,893	2.3%

Greenbacker Residential Solar Portfolio	Alternative Energy - Solar				100% Ownership or Managing Member, Majority Equity Owner	28,100,000	28,373,526	14.0%

Greenbacker Residential Solar Portfolio II	Alternative Energy - Solar				Managing Member, Majority Equity Owner	6,400,000	7,986,014	3.9%

Enfinity Colorado DHA Portfolio	Alternative Energy - Solar				100% Ownership	1,400,000	1,671,317	0.8%

Golden Horizons Solar Portfolio	Alternative Energy - Solar				100% Ownership	9,450,000	9,482,075	4.7%

Raleigh Portfolio	Alternative Energy - Solar				Managing Member, Majority Equity Owner	20,672,198	22,850,465	11.3%

Foresight Solar Portfolio	Alternative Energy - Solar				Managing Member, Majority Equity Owner	13,200,071	13,200,071	6.5%

Midway III Solar Portfolio	Alternative Energy - Solar				100% Ownership	10,093,861	10,093,861	5.0%

Greenbacker Wind Portfolio - California	Alternative Energy - Wind				100% Ownership	9,500,000	9,506,752	4.7%

Greenbacker Wind Portfolio - Idaho	Alternative Energy - Wind				100% Ownership	7,320,000	6,799,153	3.4%

Greenbacker Wind Portfolio - Montana	Alternative Energy - Wind				100% Ownership or Managing Member, Equity Owner	21,609,488	23,228,136	11.5%

Greenbacker Wind Portfolio - Vermont	Alternative Energy - Wind				100% Ownership	24,417,193	27,168,808	13.4%

GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement				100% Ownership	482,450	504,637	0.2%

Total Limited Liability Company Member Interests - Not readily marketable: 105.3%						$210,085,020	$215,619,476	106.4%

Energy Efficiency Secured Loans - Not readily marketable
Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25	%(b)	2/24/2025	$672,871	$672,871	$672,871	0.3%

Total Energy Efficiency Secured Loans - Not readily marketable: 0.3%						$672,871	$672,871	0.3%

Total United States Investments: 105.6%						$210,757,891	$216,292,347	106.7%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar				100% Ownership	$1,603,136	$2,093,827	1.1%
Total Canadian Investments: 1.1%						$1,603,136	$2,093,827	1.1%

INVESTMENTS: 106.7%						$212,361,027	$218,386,174	107.8%

LIABILITIES IN EXCESS OF OTHER ASSETS: (6.7)%							(15,711,407)	(7.8)%

TOTAL NET ASSETS: 100.0%							$202,674,767	100.0%

(a)	Percentages are based on net assets of $202,674,767 as of December 31, 2017.
(b)	Per the loan agreement, interest commenced on January 24, 2016.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,893,889	$108,518	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	20,900,650	47,550	—
							$156,068	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (unaudited)

Note 1. Organization and Operations of the Company

Greenbacker Renewable Energy Company LLC (the “LLC”), a Delaware limited liability company, formed in December 2012, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. GREC Entity Holdco LLC, a wholly owned subsidiary of GREC, was formed in Delaware, in June 2016 (“GREC Holdco”). The LLC, GREC and GREC Holdco (collectively “we”, “us”, “our”, and the “company”) are externally managed and advised by Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company. The LLC’s fiscal year end is December 31.

Pursuant to an initial Registration Statement on Form S-1 (File No. 333-178786-01), the company offered up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 pursuant to a distribution reinvestment plan (“DRP”), through SC Distributors, LLC, the dealer manager. The offering pursuant to that initial Registration Statement terminated on February 7, 2017. Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), the company is offering on a continuous basis up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the DRP, on a “best efforts” basis through the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The company is publicly offering three classes of shares: Class A, C and I shares in any combination with a dollar value up to the maximum offering amount. In addition, the company is privately offering Class P-A and P-I shares. The share classes have different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted a DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. The company reserves the right to reallocate the offered shares within each offering between each and any share class and between its public offering and the DRP.

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

 As of March 31, 2018, the company has made solar, wind and energy efficiency investments in 19 portfolios, 18 domiciled in the United States and one in Canada, as well as one energy efficiency secured loan and one loan secured by a solar farm in the United States (See Note 3). As of December 31, 2017, the company has made solar, wind and energy efficiency investments in 18 portfolios, 17 domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States.

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

The financial information associated with the March 31, 2018 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The March 31, 2018 financial information has not been audited by the independent registered public accounting firm and they do not express an opinion thereon.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents, which are considered level 1 investments, are stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of March 31, 2018 and December 31, 2017.

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

The authoritative accounting guidance prioritizes the use of market-based inputs over entity-specific inputs and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation. The three levels of valuation hierarchy are defined as follows:

Level 1:	Unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2:	Other significant observable inputs that are sourced either directly or indirectly from publications or pricing services, including dealer or broker markets, for identical or comparable assets or liabilities. Generally, these inputs should be widely accepted and public, non-proprietary and sourced from an independent third party.

Level 3:	Inputs derived from a significant amount of unobservable market data and derived primarily through the use of internal valuation methodologies. GREC utilizes primarily proprietary discounted cash flow pricing models which include the use of significant assumptions, projections and professional judgment.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common stockholders per share for the three months ended March 31, 2018 and March 31, 2017.

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Basic and diluted
Increase in net assets attributed to common stockholders	$3,994,064	$1,080,650
Weighted average common shares outstanding	24,177,255	15,849,356
Net increase in net assets attributed to common stockholders per share	$0.17	$0.07

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

Distribution Policy

Distributions to members, if any, will be authorized and declared by our board of directors quarterly in advance and paid monthly. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our board of directors. Distributions will be made on all classes of shares at the same time. The cash distributions with respect to the Class C shares will be lower than the cash distributions with respect to the company’s other share classes because of the distribution fee associated with the Class C shares, which is allocated specifically to Class C net assets. Amounts distributed to each class are allocated amongst the holders of the shares in such class in proportion to their shares. Distributions declared by our board of directors are recognized as distribution liabilities on the ex-dividend date.

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

The following table provides information in regard to the status of O&O costs (in 000’s) as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Total O&O Costs Incurred by the Advisor and Dealer Manager	$8,948	$8,671
Amounts previously reimbursed to the Advisor/Dealer Manager by the company	8,543	8,381
Amounts payable to Advisor/Dealer Manager by the company	12	10
Amounts of the contingent liability subject to payment by the company only upon adequate gross offering proceeds being raised	393	280

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

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive fee will be earned by an affiliate of our advisor on realized gains (net of realized and unrealized losses) since inception from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive fee, the company will include unrealized gains in the calculation of the capital gains incentive distribution pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are realized. Thus, on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period and reflected as an allocation of equity between common stockholders and Special unitholder. As of March 31, 2018 and December 31, 2017, a capital gains incentive distribution allocation in the amounts of $1,726,723 and $1,236,243, respectively, was recorded in the consolidated statements of assets and liabilities as Special unitholder’s equity.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the date which approximates an expected liquidity event for the company. As of March 31, 2018 and December 31, 2017, the company recorded a liability for deferred sales commissions in the amount of $238,360 and $249,858, respectively.

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

The fair value of interest rate swap contracts open as of March 31, 2018 is included on the schedules of investments by contract. For the three months ended March 31, 2018, the company’s average monthly notional exposure to interest rate swap contracts was $57,158,415.

Consolidated Statement of Assets and Liabilities - Values of Derivatives at March 31, 2018

	Asset Derivatives		Liability Derivatives

Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$731,606	Swap contracts, at fair value	$77,800
		$731,606		$77,800

The effect of derivative instruments on the Consolidated Statement of Operations

Risk Exposure	Change in net unrealized appreciation on derivative transactions for the three months ended March 31, 2018
Swaps
Interest Rate Risk	$497,738
$497,738

By using derivative instruments, the company is exposed to the counterparty’s credit risk — the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the consolidated statement of assets and liabilities. The company minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements, as appropriate.

In regard to our investment in the Canadian Northern Lights Portfolio, we have foreign currency risk related to our revenue and operating expenses which are denominated in the Canadian Dollars as opposed to the U.S. Dollars. While we are currently of the opinion that the currency fluctuation between the Canadian and U.S. Dollar will not have a material impact on our operating results, we may in the future hedge this risk through the use of currency swap transactions or other financial instruments if the impact on our results of operations becomes material.

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

The company assessed its tax positions for all open tax years as of March 31, 2018 for all U.S. federal and state tax jurisdictions for the years 2014 through 2017. The results of this assessment are included in the company’s tax provision and deferred tax assets as of March 31, 2018.

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

The SAB summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Act.

The major provisions under the Act are discussed below:

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

The Company has one Canadian CFC. This CFC has negative E&P at the end of December 31, 2017. As such, no mandatory repatriation is required.

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

Interest Expense Limitation

Under the Act, effective January 1, 2018, a company can only deduct interest expense up to 30% of “adjusted taxable income”. For taxable years beginning after December 31, 2017 and before January 1, 2022, the definition of adjusted taxable income is computed without regard to the deduction for depreciation, amortization, or depletion. Beginning in 2022, depreciation, amortization, and depletion must be considered when calculating adjusted taxable income. The disallowed interest expense can be carried forward indefinitely. Certain businesses with average gross receipts of $25 million or less are exempt from the rule.

Net Operating Losses (NOL)

Under the Act, for NOL generated after December 31, 2017, it can only offset up to 80% of taxable income. The unused NOL can be carried forward indefinitely. The NOL generated before January 1, 2018 remains subject to the old rules (i.e., 100% utilization and 20 year expiration). When scheduling out future NOL utilization for the valuation reserve analysis, the Company applied the NOL limitation rules.

Recently Issued Accounting Pronouncements

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

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606-Revenue from Contracts with Customers (ASU 2014-09). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The ASU will replace most of the existing revenue recognition guidance under US GAAP. The amendments in ASU 2014-09 are effective for public companies for interim and annual periods in fiscal years beginning after December 15, 2017, with early adoption permitted for interim and annual periods in fiscal years beginning after December 15, 2016. The Company adopted the standard on January 1, 2018 utilizing the cumulative effective transition method. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements and disclosures. See Revenue Recognition section for additional information on the Company’s revenue recognition accounting policies.

 Note 3. Investments

The composition of the company’s investments as of March 31, 2018 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$64,338,025	66,733,919	28.0%
Mid-West Region	1,044,443	1,010,512	0.4
Mountain Region	40,895,215	42,940,920	18.0
South Region	63,268,141	62,375,454	26.1
West Region	59,577,099	63,387,731	26.6
Total United States	$229,122,923	236,448,536	99.1%
Canada:	1,603,136	2,257,334	0.9
Total	$230,726,059	238,705,870	100.0%

The composition of the company’s investments as of December 31, 2017 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$59,828,924	61,876,000	28.3%
Mid-West Region	1,022,813	1,010,292	0.5
Mountain Region	40,588,577	42,220,262	19.3
South Region	57,033,202	57,716,376	26.4
West Region	52,284,375	53,469,417	24.5
Total United States	$210,757,891	216,292,347	99.0%
Canada:	1,603,136	2,093,827	1.0
Total	$212,361,027	218,386,174	100.0%

The composition of the company’s investments as of March 31, 2018 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar	$124,969,874	$123,582,125	51.8%
Alternative Energy – Residential Solar	37,503,136	42,502,941	17.8
Alternative Energy – Wind	62,626,680	66,955,191	28.0
Energy Efficiency – Lighting Replacement	1,126,369	1,165,613	0.5
Secured Loans – Alternative Energy Solar	4,500,000	4,500,000	1.9
Total	$230,726,059	$238,705,870	100.0%

The composition of the company’s investments as of December 31, 2017 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar	$110,855,889	$110,381,133	50.5%
Alternative Energy – Residential Solar	37,503,136	40,124,684	18.5
Alternative Energy – Wind	62,846,681	66,702,849	30.5
Energy Efficiency – Lighting Replacement	1,155,321	1,177,508	0.5
Total	$212,361,027	$218,386,174	100.0%

Investments held as of March 31, 2018 and December 31, 2017 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors or investments in limited liability companies for which the company serves as managing member.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investments, by major class, as of March 31, 2018, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$231,292,665	$231,292,665
Capital Stock	—	—	2,257,334	2,257,334
Energy Efficiency Secured Loans	—	—	655,871	655,871
Secured Loans - Other	—	—	4,500,000	4,500,000
Total	$—	$—	$238,705,870	$238,705,870
Other Financial Instruments*
Unrealized appreciation on open swap contracts	$—	$731,606	$—	$731,606
Unrealized depreciation on open swap contracts	—	(77,800)	—	(77,800)
Total	$—	$653,806	$—	$653,806

*Other financial instruments are derivatives, such as futures, forward currency contracts and swaps.  These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table presents fair value measurements of investments, by major class, as of December 31, 2017, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$215,619,476	$215,619,476
Capital Stock	—	—	2,093,827	2,093,827
Energy Efficiency Secured Loans	—	—	672,871	672,871
Total	$—	$—	$218,386,174	$218,386,174

Other Financial Instruments*
Unrealized appreciation on open swap contracts	$—	$156,068	$—	$156,068
Total	$—	$156,068	$—	$156,068

*Other financial instruments are derivatives, such as futures, forward currency contracts and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2018:

	Balance as of December 31, 2017	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Sales and Repayments of investments (2)	Balance as of March 31, 2018
Limited Liability Company Member Interests	$215,619,476	$1,791,157	$—	$13,882,032	$—	$231,292,665
Capital Stock	2,093,827	202,498	(38,991)	—	—	2,257,334
Energy Efficiency - Secured Loans	672,871	—	—	—	(17,000)	655,871
Secured Loans - Other	—	—	—	4,500,000	—	4,500,000
Total	$218,386,174	$1,993,655	$(38,991)	$18,382,032	$(17,000)	$238,705,870

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments for the three months ended March 31, 2018 attributable to Level 3 investments still held at March 31, 2018 was $1,993,655. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the three months ended March 31, 2018.

Net change in unrealized appreciation on investments at fair value for the three months ended March 31, 2018 was $1,993,655, included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. There were no net realized gains or losses on investments at fair value for the three months ended March 31, 2018. For the three months ended March 31, 2018, net unrealized currency losses arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $38,991 and included within net change in unrealized appreciation (depreciation) on foreign currency translation in the consolidated statements (depreciation) of operations.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2017:

	Balance as of December 31, 2016	Net change in unrealized appreciation (depreciation) on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Sales and Repayments of investments (2)	Balance as of March 31, 2017
Limited Liability Company Member Interests	$112,536,561	$(224,057)	$—	$15,383,585	$—	$127,696,089
Capital Stock	1,815,169	102,879	12,933	—	—	1,930,981
Energy Efficiency - Secured Loans	771,371	—	—	—	(15,000)	756,371
Total	$115,123,101	$(121,178)	$12,933	$15,383,585	$(15,000)	$130,383,441

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments for the three months ended March 31, 2017 attributable to Level 3 investments still held at March 31, 2017 was $121,178. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the three months ended March 31, 2017.

Net change in unrealized depreciation on investments at fair value for the three months ended March 31, 2017 was $121,178, included within net change in unrealized depreciation on investments in the consolidated statements of operations. There were no net realized gains or losses on investments at fair value for the three months ended March 31, 2017. For the three months ended March 31, 2017, net unrealized currency gains arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $12,933 and included within net change in unrealized appreciation (depreciation) on foreign currency translation in the consolidated statements of operations.

As of March 31, 2018, certain company investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of March 31, 2018:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy – Commercial Solar	$96,851,776	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.25% - 9.25%, 0.50% annual degradation in production, 13.5 – 34.3 years
Alternative Energy – Commercial Solar	$26,730,349	Transaction cost	N/A	N/A
Alternative Energy – Residential Solar	$42,502,941	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.25% - 9.25%, 0.50% annual degradation in production, 13.5 – 34.3 years
Alternative Energy – Wind	$66,955,191	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	8.50%, no annual degradation in production, 27.9 – 29.0 years
Energy Efficiency- Secured Loans and Leases– Lighting Replacement	$1,165,613	Income and collateral based approach	Market yields and value of collateral	10.25% - 20.40%
Secured Loans – Alternative Energy Solar	$4,500,000	Transaction cost	N/A	N/A

As of December 31, 2017, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2017:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy – Commercial Solar	$87,087,201	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.0% - 9.25%, 0.50% annual degradation in production, 13.5 – 34.3 years
Alternative Energy – Commercial Solar	$23,293,932	Transaction cost	N/A	N/A
Alternative Energy – Residential Solar	$40,124,684	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.0% - 9.25%, 0.50% annual degradation in production, 13.5 – 34.3 years
Alternative Energy – Wind	$66,702,849	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	8.50%, no annual degradation in production, 27.9 – 29.0 years
Energy Efficiency- Secured Loans and Leases – Lighting Replacement	$1,177,508	Income and collateral based approach	Market yields and value of collateral	10.25% - 20.40%

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

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	Up to 7% of gross offering proceeds from the sale of Class A shares, up to 3% of gross offering proceeds from the sale of Class C shares and up to 6% of gross offering proceeds for the sale of Class P-A shares. No selling commission will be paid with respect to Class I and Class P-I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker-dealers.

Dealer Manager Fee — Dealer Manager	Up to 2.75% of gross offering proceeds from the sale of Class A and C shares, up to 1.75% of gross offering proceeds from the sale of Class I shares and up to 2.50% of gross offering proceeds from the sale of Class P-A shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager may re-allow a portion of its dealer manager fee to selected broker-dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company will pay the dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers Commencing as of June 30, 2016, the company estimates the amount of distribution fees expected to be paid and records that liability at the time of sale.

O&O costs — Advisor	The company reimburses the advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. While the company has targeted an offering expense ratio of 4.0% for O&O costs over the term of the current offering, 4.8% was charged on the offering that terminated as of February 7, 2017.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

Incentive Allocation and Distribution — Special Unitholder	The incentive distribution to which the Special Unitholder is be entitled to will be calculated and payable quarterly in arrears based on the pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means interest income, dividend and distribution income from equity investments (excluding that portion of distributions that are treated as return of capital) and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus the operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with the company’s Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes.

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

For the three months ended March 31, 2018 and March 31, 2017, the company incurred $2,301,997 and $1,364,343, respectively, in operating expenses, including the management fees earned by the advisor. Since January 1, 2015, the advisor has elected to limit the company’s Expenses to no higher than 5% annually of the company’s average net assets.

For the three months ended March 31, 2018 and March 31, 2017, the advisor earned $1,165,728 and $697,146 respectively, in management fees. For the three months ended March 31, 2018, a $490,480 decrease in net assets attributed to the special unitholder was recorded based primarily upon unrealized appreciation on investments. For the three months ended March 31, 2017, a $586 increase in net assets attributed to the special unitholder was recorded based primarily upon unrealized depreciation on investments.

As of March 31, 2018, due to advisor on the consolidated statements of assets and liabilities in the amount of $12,066 is solely comprised of a payable to the advisor for reimbursable Organization and Offering Costs. As of December 31, 2017, due to advisor on the consolidated statements of assets and liabilities in the amount of $10,417 is solely comprised of a payable to the advisor for reimbursable Organization and Offering Costs.

For the three months ended March 31, 2018 and March 31, 2017, the company paid $181,330 and $218,604, respectively, in dealer manager fees and $493,874 and $738,133, respectively, in selling commissions to the dealer manager. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the company’s consolidated statements of operations.

For the three months ended March 31, 2017, Greenbacker Administration, LLC invoiced the company $115,983 for expenses, at cost, for services related to asset management and accounting services related to the company’s investments. Effective on April 1, 2017, these expenses were invoiced directly to the company’s investments.

As of March 31, 2018 and December 31, 2017, the advisor owned 23,601 Class A shares.

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of March 31, 2018, all loans and operating losses are considered current per their terms.

Note 6. Borrowings

On January 5, 2018, the company, through GREC HoldCo, entered into a credit agreement by and among the Company, the Company’s wholly owned subsidiary, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The new credit facility (the “Credit Facility”) consists of a loan of up to the lesser of $60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allows for additional drawdowns through December 31, 2018, at which point the outstanding balance shall convert to a term loan, and matures on January 5, 2024. With additional drawdowns through March 31, 2018, the outstanding balance is approximately $30.7 million. Financing costs of $1,341,038 related to the Credit Facility, and the previous Facility 1 and Facility 2 Term Loans, have been capitalized and are being amortized over the current term of the Credit Facility.

Interest on the Credit Facility, which bears interest at 2.125% in excess of one-month LIBOR, is payable on the last day of each month commencing January 31, 2018. Commitment fees on the average daily unused portion of the Credit Facility are payable at a rate per annum of 0.50% through December 31, 2018.

Principal on the Credit Facility is payable, commencing on January 31, 2019, at a fixed amount on the last day of each month based upon an amortization period equal to the weighted average power purchase agreement (“PPA”) term less one year. Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the Borrower and its subsidiaries. The company is a guarantor of the Borrower’s obligations under the Credit Facility.

In regard to the Credit Facility, the company has entered into four separate interest rate swap agreements. The first swap (“Swap 1”), effective July 29, 2016, has an initial notional amount of $4,300,000 to swap the floating rate interest payments on the original Facility 1 Term Loan for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap (“Swap 2”), with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,920,650, was used to swap the floating rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.261%. The third swap (“Swap 3”), with a trade date of January 11, 2018 and an effective date of December 31, 2018 and an initial notional amount of $29,624,945 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The fourth swap (“Swap 4”), with a trade date of February 7, 2018 and an effective date of December 31, 2018 and an initial notional amount of $4,180,063 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%.

If an event of default shall occur and be continuing under the Credit Facility, the commitments under the Credit Facility may be terminated and the principal amount outstanding under the Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

On July 11, 2016, the company, through a wholly owned subsidiary, GREC HoldCo (the “Borrower”), entered into a Credit Agreement by and among the Borrower, the lenders party thereto and Fifth Third Bank, as administrative agent, as well as swap counterparty. The credit facility consisted of an initial term loan of $4,300,000 (the “Facility 1 Term Loan”) as well as a revolving credit facility in the aggregate principal amount of up to $33,250,000 (the “Revolver”). The amount outstanding on the Revolver, based upon the modified conversion date of September 9, 2017, was converted to an additional term loan facility in the amount of $10,000,000 (the “Facility 2 Term Loan”). The Facility 1 Term Loan and Facility 2 Term Loan in the amount of approximately $14,100,000 were repaid as part of the Credit Facility closing.

The company’s outstanding debt as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018					December 31, 2017
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
Credit Facility	$60,000,000	30,665,460	30,665,460	1,288,460	29,377,000	N/A	N/A	N/A	N/A	N/A
Facility 1 Term Loan	N/A	N/A	N/A	N/A	N/A	$—	$3,893,889	$3,893,889	$745,430	$3,148,459
Facility 2 Term Loan	N/A	N/A	N/A	N/A	N/A	—	9,761,905	9,761,905	—	9,761,905
Total	$60,000,000	$30,665,460	$30,665,460	$1,288,460	$29,377,000	$—	$13,655,794	$13,655,794	$745,430	$12,910,364

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the three months ended March 31, 2018:

For the three months Ended March 31, 2018

Credit Facility commitment fee	$301,375
Credit Facility Loan interest	298,034
Amortization of deferred financing costs	52,578
Total	651,987
Weighted average interest rate on credit facility	1.07%
Weighted average outstanding balance of credit facility	$27,917,676

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the year ended December 31, 2017:

For the year Ended December 31, 2017
Revolver interest	$444,303
Revolver commitment fee	81,109
Credit Facility Loan Interest	157,811
Amortization of deferred financing costs	164,725
Total	847,948
Weighted average interest rate on credit facility	4.87%
Weighted average outstanding balance of credit facility	$8,481,848

The principal payments due on borrowings for each of the next four years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2018	$—
2019	2,519,221
2020	2,610,193
2021	2,570,228
2022	2,198,372
Thereafter	20,767,446
$30,665,460

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

While Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017, and were not offered for sale for the period through April 15, 2018, effective April 16, 2018 Class P-A shares are again offered with a selling commission of up to 6% and a dealer manager fee of up to 2.50%.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of March 31, 2018:

	Shares Outstanding as of December 31, 2017	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of March 31, 2018
Class A shares	13,857,830	684,471	(50,389)	14,491,912
Class C shares	1,431,999	169,550	(3,064)	1,598,485
Class I shares	4,511,832	467,717	(17,001)	4,962,548
Class P-I Shares	3,387,568	782,721	(9,743)	4,160,546
Total	23,189,229	2,104,459	(80,197)	25,213,491

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2017:

	Shares Outstanding as of December 31, 2016	Shares Issued During the Period	Shares Converted During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2017
Class A shares	10,878,502	3,348,253	—	(368,925)	13,857,830
Class C shares	1,041,836	396,204	—	(6,041)	1,431,999
Class I shares	2,754,491	1,838,656	—	(81,315)	4,511,832
Class P-A shares	47,774	3,092	(50,866)	—	—
Class P-I Shares	199,319	3,147,692	50,866	(10,309)	3,387,568
Total	14,921,922	8,733,897	—	(466,590)	23,189,229

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the three months ended March 31, 2018 and March 31, 2017 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the three months ended March 31, 2018:
Proceeds from Shares Sold	$5,167,140	$1,346,623	$3,721,187	$—	$6,865,814	$17,100,764
Proceeds from Shares Issued through Reinvestment of Distributions	$864,701	$105,802	$396,998	$—	$—	$1,367,501
For the three months ended March 31, 2017:
Proceeds from Shares Sold	$8,239,743	$555,690	$2,448,279	$27,075	$5,015,000	$16,285,787
Proceeds from Shares Issued through Reinvestment of Distributions	$717,291	$85,994	$251,220	$—	$—	$1,054,505

As of March 31, 2018 and December 31, 2017, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The LLC Agreement also authorizes the board of directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit. The proceeds related to the shareholder receivable amount of $257,863 presented on the consolidated statements of assets and liabilities as of March 31, 2018 were subsequently collected on April 3, 2018.

Distribution Reinvestment Plan

The company adopted a distribution reinvestment plan (“DRP”) through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the public offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the public offering. As of March 31, 2018 and December 31, 2017, $50,000,000 in shares were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of March 31, 2018 and December 31, 2017, 1,164,473 and 1,008,948 shares, respectively, were issued under the DRP.

Share Repurchase Program

During the quarter ended September 30, 2015, the company commenced a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold Class A, C, I, P-A (commencing as of April 16, 2018) or P-I shares (commencing as of October 1, 2017) to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program includes numerous restrictions that will limit a shareholders ability to sell shares. Unless the board of directors determines otherwise, the company limits the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the DRP. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the three months ended March 31, 2018, the company repurchased 50,389 Class A shares, 3,064 Class C shares, 17,001 Class I shares and 9,743 Class P-I shares at a total purchase price of $444,735, $26,247, $149,863 and $85,837, respectively, pursuant to the company’s share repurchase program. For the three months ended March 31, 2017, the company repurchased 91,293 Class A shares and 22,241 Class I shares at a total purchase of $842,358 and $205,221, respectively, pursuant to the company’s share repurchase program, including 39,537 shares from an affiliate of the advisor.

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

Distribution Period		A	C	I	P-A	P-I
1-Jan-15	31-Oct-15	$0.0016438	$0.0016438	$0.0016438	—	—
1-Nov-15	31-Jan-16	$0.0016478	$0.0016478	$0.0016478	—	—
1-Feb-16	30-Apr-16	$0.0016551	$0.0016551	$0.0016551	—	—
1-May-16	31-Jul-16	$0.0016617	$0.0016617	$0.0016617	$0.0015826	$0.0015826
1-Aug-16	31-Oct-16	$0.0016766	$0.0016766	$0.0016766	$0.0015968	$0.0015968
1-Nov-16	31-Jan-17	$0.0016856	$0.0016402	$0.0016856	$0.0016036	$0.0016036
1-Feb-17	31-Apr-17	$0.0016807	$0.0016350	$0.0016807	$0.0015952	$0.0015952
1-May-17	31-Jul-17	$0.0016710	$0.0016273	$0.0016710	$0.0015952	$0.0015828
1-Aug-17	31-Oct-17	$0.0016690	$0.0016265	$0.0016690	—	$0.0015901
1-Nov-17	31-Jan-18	$0.0016690	$0.0016265	$0.0016690	—	$0.0015828
1-Feb-18	31-Mar-18	$0.0016690	$0.0016265	$0.0016690	—	$0.0015828

The following table reflects the distributions declared during the three months ended March 31, 2018:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2018	$728,738	$464,821	$1,193,559
March 1, 2018	682,038	428,310	1,110,348
April 2, 2018	790,925	474,370	1,265,295
Total	$2,201,701	$1,367,501	$3,569,202

The following table reflects the distributions declared during the three months ended March 31, 2017:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2017	$431,686	$349,842	$781,528
March 1, 2017	413,270	332,761	746,031
April 3, 2017	482,113	371,902	854,015
Total	$1,327,069	$1,054,505	$2,381,574

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Cash from operations	$2,122,078	$960,306
Offering proceeds	—	288,638
Total Cash Distributions	$2,122,078	$1,248,944

All distributions paid for the three months ended March 31, 2018 are expected to be reported as a return of capital to stockholders for tax reporting purposes and all distributions paid for the three months ended March 31, 2017 were reported as a return of capital to stockholders for tax purposes.

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $250,000,000 in net assets is reached, the portfolio is leveraged by at least 33% as well as being fully invested in operating assets.

Note 9. Commitments and Contingencies

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of March 31, 2018, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to various project loan agreements between the operating entities of the company, subsidiary holding companies and various lenders, the operating entities and the subsidiary holding companies have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from March 2021 through March 2032. In addition, GREC and the company have provided an unsecured guaranty (“Guarantors”) on the outstanding principal of all subsidiary loans, which is approximately $70,600,000, as of March 31, 2018. The Guarantors would only have to perform under the guarantee if the cash flow or the liquidation of collateral at the operating entities or subsidiary holding companies was inadequate to fully liquidate the remaining loan balance.

Unsecured guarantee of subsidiary renewable energy credit (“REC”) forward contracts: For the majority of the forward REC contracts currently effective as of March 31, 2018 where a subsidiary of the company is the principal, the company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is approximately $766,700 as of March 31, 2018.

Pursuant to a credit agreement between GREC Holdco and a financial institution, Holdco has pledged all solar operating assets as well as all membership interests in operating subsidiaries owned by GREC Holdco as collateral for the loan. GREC and the company have provided an unsecured guaranty on approximately $60,000,000 on the loans as of March 31, 2018.

See Note 1 — Organization and Operations of the Company and Note 5 — Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

Note 10. Financial Highlights

	For the three months ended March 31, 2018
	Class A Shares	Class C Shares	Class I Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.68	$8.42	$8.68	$8.81
Net investment income (3)	0.13	0.13	0.13	0.13
Net realized and unrealized gain/(loss) on investments, net of incentive allocation to special unitholder	0.10	0.10	0.10	0.10
Change in translation of assets and liabilities denominated in foreign currencies (4)	—	—	—	—
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.05)	(0.05)	(0.05)	(0.05)
Net increase in net assets attributed to common stockholders	0.18	0.18	0.18	0.18
Shareholder distributions:
Distributions from net investment income	(0.12)	(0.12)	(0.12)	(0.12)
Distributions from offering proceeds	(0.03)	(0.03)	(0.03)	(0.03)
Offering costs and deferred sales commissions	—	(0.02)	(0.01)	—
Other (2)	(0.01)	0.02	—	—
Net increase in members’ equity attributed to common shares	0.02	0.03	0.02	0.03
Net asset value for common shares at end of period	$8.70	$8.45	$8.70	$8.84
Common shareholders’ equity at end of period	$126,019,875	$13,505,524	$43,153,704	$36,782,214
Common shares outstanding at end of period	14,491,912	1,598,485	4,962,548	4,160,546

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	1.95%	2.09%	1.95%	1.98%
Ratio of net investment income to average net assets	6.74%	6.95%	6.74%	6.63%
Ratio of operating expenses to average net assets	4.47%	4.61%	4.47%	4.40%
Portfolio turnover rate	0.01%	0.01%	0.01%	0.01%

(1) The per share data for Class A, C, I and P-I Shares were derived by using the weighted average shares outstanding during the period ended March 31, 2018, which were 14,179,700, 1,506,777, 4,756,951 and 3,733,828, respectively.

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

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
	For the three months ended March 31, 2017	For the three months ended March 31, 2017	For the three months ended March 31, 2017	For the three months ended March 31, 2017	For the three months ended March 31, 2017
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.69	$8.44	$8.69	$8.67	$8.67
Net investment income (3)	0.09	0.09	0.09	0.09	0.09
Net unrealized appreciation (depreciation) on investments, net of incentive allocation to special unitholder	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Change in translation of assets and liabilities denominated in foreign currencies (4)	—	—	—	—	—
Change in benefit from deferred taxes on unrealized appreciation on investments	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Net increase in net assets resulting from operations	0.07	0.07	0.07	0.07	0.07
Shareholder distributions:
Distributions from net investment income	(0.06)	(0.06)	(0.06)	(0.06)	(0.06)
Distributions from offering proceeds	(0.09)	(0.09)	(0.09)	(0.08)	(0.08)
Offering costs and deferred sales commissions	—	(0.01)	—	—	0.07
Other (2)	0.03	0.05	0.03	0.07	0.02
Net increase (decrease) in members’ equity attributed to common shares	(0.05)	(0.04)	(0.05)	—	0.02
Net asset value for common shares at end of period	$8.64	$8.40	$8.64	$8.67	$8.69
Common shareholders’ equity at end of period	$101,548,859	$9,325,052	$26,128,016	$440,762	$6,690,974
Common shares outstanding at end of period	11,754,593	1,109,924	3,024,399	50,866	769,808
Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	1.07%	1.17%	1.07%	1.65%	1.89%
Ratio of net investment income to average net assets	4.30%	4.42%	4.29%	4.29%	4.28%
Ratio of operating expenses to average net assets	4.04%	4.16%	4.04%	4.03%	4.03%
Portfolio turnover rate	0.01%	0.01%	0.01%	0.01%	0.01%

(1)	The per share data for Class A, C, I, P-A, and P-I Shares were derived by using the weighted average shares outstanding during the three months ended March 1, 2017, which were 1,416,732 1,074,545, 2,876,451, 48,667 and 436,098, respectively.
(2)	Represents the impact of different share amounts used in the calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.
(4)	Amount is less than $0.01 per share.

Note 11. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2018 (unaudited).

On April 2, 2018, the company announced it purchased the rights to a “to be constructed” 25.2 megawatt portfolio of thirteen solar projects (“Colorado CSG Portfolio” inclusive of individual “Projects”) located throughout the state of Colorado from Oak Leaf Energy Partners (“Oak Leaf”). Initial construction of the first facility is estimated to start in the second quarter of 2018 with the last of the facilities achieving Commercial Operations Date (“COD”) in early 2019. The transaction is structured such that individual Projects are acquired as a separate transaction from Oak Leaf as they obtain all necessary agreements and approvals to be construction ready. The total purchase price for all Projects is approximately $48 million prior to any expected project level debt and tax equity investment.

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

Overview

Greenbacker Renewable Energy Company LLC, (the “LLC”) a Delaware limited liability company, formed in December 2012, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects and other energy-related businesses as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all the outstanding shares of capital stock of GREC. GREC Entity Holdco LLC, a wholly owned subsidiary of GREC, was formed in Delaware, in June 2016 (“GREC Holdco”). The LLC, GREC and GREC Holdco. (collectively “we”, “us”, “our”, and the “company”) are managed and advised by Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency, sustainability and other energy related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year end is December 31.

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

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the three months ended March 31, 2018 and the year ended December 31, 2017.

	For the three months ended March 31, 2018	For the year ended December 31, 2017
Investment grade:
Utility	75.0%	61.9%
Municipality	3.6	6.1
Corporation	0.7	0.3
Subtotal investment grade	79.3%	68.3%

Non-investment grade or no rating:
Utility	0.3%	0.4%
Municipality	2.0	3.3
Residential	16.9	25.7
Corporation	1.5	2.3
Subtotal non-investment grade or no rating	20.7%	31.7%

Total	100.0%	100.0%

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

The table below sets forth the company’s investments in alternative energy generation portfolios as of March 31, 2018.

	Acquisition Date	Industry	Location(s)	Form of Investment ***	Cost**/ Principal Amount*	Assets	Generation Capacity in (MW)*
Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Residential Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	.6
Colorado CSG Solar Portfolio	First quarter 2018	Alternative Energy – Commercial Solar	Colorado	100% equity ownership	$90,000	Ground and roof mounted solar systems	12.973
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015	Alternative Energy – Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$30,109,875	Commercial ground and roof mounted solar photovoltaic systems	19.46
Enfinity Colorado DHA Portfolio	First quarter 2017	Alternative Energy – Residential Solar	Colorado	100% equity ownership	$1,400,000	Residential rooftop mounted solar photovoltaic systems	2.508
Foresight Solar Portfolio	Fourth quarter 2017	Alternative Energy – Commercial Solar	California, Colorado	Managing member, majority equity owner	$13,874,575	Commercial ground mounted solar photovoltaic systems	10.0
Golden Horizons Solar Portfolio	Fourth quarter 2017	Alternative Energy – Solar	California	100% equity ownership	$9,200,000	Commercial ground mounted solar photovoltaic systems	7.792
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency – Lighting Replacement	Puerto Rico	Capital lease	$470,498	Energy efficiency LED lighting	—
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Commercial Solar	Vermont	100% equity ownership	$17,582,823	Commercial ground mounted solar photovoltaic systems	7.393
Greenbacker Residential Solar Portfolio	Third quarter 2016, First quarter 2017, Second quarter 2017	Alternative Energy – Residential Solar	Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	100% equity ownership or managing member, majority equity owner	$28,100,000	Residential rooftop mounted solar photovoltaic systems	18.559
Greenbacker Residential Solar Portfolio II	Second quarter 2017	Alternative Energy – Residential Solar	Arizona, California, Connecticut, Maryland, Massachusetts, Nevada, New Jersey and New York	Managing member, majority equity owner	$6,400,000	Residential rooftop mounted solar photovoltaic systems	10.221
Greenbacker Wind – California	Fourth quarter 2017	Alternative Energy – Wind	California	100% equity ownership	$9,500,000	Operating wind power facilities	6.0

Greenbacker Wind – Idaho	Second quarter 2017	Alternative Energy – Wind	Idaho	100% equity ownership	$7,320,000	Operating wind power facilities	10.5
Greenbacker Wind – Montana	Fourth quarter 2015, Fourth quarter 2016	Alternative Energy – Wind	Montana	Managing member, equity owner	$21,389,487	Operating wind power facilities	35.0
Greenbacker Wind – Vermont	Fourth quarter 2017	Alternative Energy – Wind	Vermont	100% equity ownership	$24,417,193	Operating wind power facilities	10.0
Magnolia Sun Portfolio	Third quarter 2015, First quarter 2016	Alternative Energy – Commercial Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted solar photovoltaic systems	5.302
Midway III Portfolio	Fourth quarter 2017	Alternative Energy – Commercial Solar	California	100% equity ownership	$17,210,519	Commercial ground mounted solar photovoltaic systems	***
Phelps 158 Solar Farm, LLC	First quarter 2018	Alternative Energy – Commercial Solar	North Carolina	Secured loan	4,500,000	Commercial ground mounted Solar photovoltaic systems
Raleigh Portfolio	Third quarter 2017	Alternative Energy – Commercial Solar	North Carolina	Managing member, majority equity Owner	$20,672,198	Commercial ground mounted solar photovoltaic systems	27.829
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency – Lighting Replacement	Pennsylvania	Secured loan	$655,871	Energy efficiency LED lighting	—
Six States Solar Portfolio	Fourth quarter 2015, Third quarter 2017	Alternative Energy – Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% equity ownership	$4,570,306	Ground and roof mounted solar systems	12.973
Sunny Mountain Portfolio	Third quarter 2014	Alternative Energy – Commercial Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.801

* Approximate.

** Does not include assumed project level debt.

*** 100% Equity ownership, majority equity owner (>50%), equity owner (<50%), Managing Member of the Limited Liability Company, secured loan or a capital lease

The investments described above have allowed us to execute on our strategy of constructing a portfolio of projects offering predictable power generation characteristics and generally stable income streams which includes seasonal solar generation income (generally stronger in the summer months), wind generation income (generally stronger in the winter months), and energy efficiency lights investments.

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

After the finalization of the March 31, 2018 net asset value, the current offering price of the Class A shares is $9.803 per share, the current offering price of the Class C shares is $9.122 per share, the current offering price of the Class I shares is $9.006 per share the current offering price of the Class P-A shares is $9.679, and the current offering price of the Class P-I shares is $8.840 per share.

As of March 31, 2018 and December 31, 2017, through initial purchases of shares and participation in the DRP program, our advisor owned 23,601 shares. The affiliate of our advisor redeemed all of its shares during the year ended December 31, 2017 and no longer owns shares.

As of March 31, 2018, we had received subscriptions for and issued 26,112,831 of our shares (including shares issued under the DRP) for gross proceeds of 249,793,353 (before dealer-manager fees of 3,423,768 and selling commissions of 11,651,971 for net proceeds of 234,717,614). As of December 31, 2017, we had received subscriptions for and issued 24,008,372 of our shares (including shares issued under the DRP) for gross proceeds of $230,720,821 (before dealer-manager fees of $3,242,439 and selling commissions of $11,160,498 for net proceeds of $216,317,884).

Current Competition in the Alternative Energy - Solar Marketplace

The solar financing market started as a cottage industry where developers would bring together high net worth investors to fund single solar and wind transactions. While successful in jump starting the industry, true capital formation is a relatively new phenomenon and is not as well developed as in other asset classes. Currently in the alternative energy — solar marketplace, there are several sources of capital:

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

Although we are organized and intend to conduct our business in a manner so that we are not required to register as an investment company under the Investment Company Act, our consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services — Investment Companies (“ASC Topic 946”). Overall, we believe that the use of investment company accounting makes our consolidated financial statements more useful to investors and other financial statement users since it allows a more appropriate basis of comparison to other entities with similar investment objectives.

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

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. As of March 31, 2018 and December 31, 2017, the company recorded a liability for deferred sales commissions in the amount of $238,360 and $249,858, respectively.

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

Recently Issued Accounting Pronouncements

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

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606-Revenue from Contracts with Customers (ASU 2014-09). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The ASU will replace most of the existing revenue recognition guidance under US GAAP. The amendments in ASU 2014-09 are effective for public companies for interim and annual periods in fiscal years beginning after December 15, 2017, with early adoption permitted for interim and annual periods in fiscal years beginning after December 15, 2016. The Company adopted the standard on January 1, 2018 utilizing the cumulative effective transition method. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements and disclosures. See Revenue Recognition section for additional information on the Company’s revenue recognition accounting policies.

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

Portfolio and Investment Activity

As of March 31, 2018, the company invested in numerous solar, wind and energy efficiency projects included in 19 investment portfolios, as well as one energy efficiency secured loan and one loan secured by a solar farm in the United States, as follows::

East to West Solar Portfolio

The company owns 9.789 MWs of operating solar power facilities located on 13 sites in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina (the “East to West Solar Portfolio”). The East to West Solar Portfolio consists of ground and roof mounted solar systems (each, a “System”) located on municipal and commercial properties as follows:

1.	Denver International Airport - The Denver International Airport System has a generation capacity of 1,587.6 kW and is located in Denver, Colorado. The System sells power directly to the City and County of Denver Department of Aviation, under a 25-year variable rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year contract.

2.	Progress Energy I – The Progress Energy I System has a generation capacity of 2,479.0 Kw and is located in Laurinburg, North Carolina. The system sells power directly to the local utility Duke Energy (Progress Energy) under a 20-year fixed rate PPA.

3.	Progress Energy II – The Progress Energy II System has a generation capacity of 2,499.2 Kw and is located in Laurinburg, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy under a 15-year fixed rate PPA and also sells RECs to the same off-taker under a 15-year contract.

4.	SunSense I - The SunSense I System has a generation capacity of 500.0 Kw and is located in Raleigh, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc., under a 20-year fixed rate PPA.
5.	SunSense II – The SunSense II System has a generation capacity of 497.0 Kw and is located in Clayton, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc., under a 20-year fixed rate PPA.

6.	SunSense III – The SunSense III System has a generation capacity of 497.0 Kw and is located in Fletcher, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc. under a 20-year fixed rate PPA.

7.	NIPSCO III – The NIPSCO “Turtle Top” System has a generation capacity of 375.2 Kw and is located in New Paris, Indiana. The system sells power directly to the local utility, Northern Indiana Public Service Company (NIPSCO), under a 15-year escalating fixed rate PPA.

8.	OUC I – The OUC I System has a generation capacity of 417.0 Kw and is located in Orlando, Florida. The system sells power directly to the local utility, Orlando Utilities Commission, under a 25-year fixed rate PPA.

9.	KIUC – The KIUC System has a generation capacity of 383.0 kW and is located in Koloa, Hawaii. The system sells power directly to the local utility, the Kauai Island Utility Cooperative, under a 20-year fixed rate PPA.

10.	TJ Maxx – The TJ Maxx System has a generation capacity of 249.9 kW and is located in Bloomfield, Connecticut. The system sells power directly to the H.G. Conn. Realty Corp under a 15-year escalating fixed rate PPA.

11.	Denver Public Schools (Green Valley) – The Green Valley System has a generation capacity of 101.2 kW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating fixed rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year fixed rate contract.

12.	Denver Public Schools (Rachel B. Noel) – The Rachel B. Noel System has a generation capacity of 101.2 kW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating fixed rate PPA. The System also sells SRECs to the local utility, Xcel Energy, under a 20-year fixed rate contract.

13.	Denver Public Schools (Greenwood) – The Greenwood System has a generation capacity of 101.2 kW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating fixed rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year fixed rate contract.

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

Details of the NC Tar Heel facilities, which is included in the East to West Solar Portfolio, are as follows:

1. Person County Solar Park 2 (PCIP) – The PCIP System has a generation capacity of 1,250 kW and is located in Timberlake, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy under a 20-year escalating fixed rate PPA.

2. South Robeson – The South Robeson System has a generation capacity of 6,371 kW and is located in Rowland, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy, under a 15-year fixed rate PPA. The System also sells RECs to the same off-taker under a 15-year fixed price contract.

Green Maple Portfolio

The company owns nine solar power facilities in various locations in the state of Vermont (the “Green Maple Portfolio”). A brief summary of each project is as follows:

1.	Charter Hill Solar – The Charter Hill System has a generation capacity of 1.044 MW and is located in Rutland, Vermont. The system sells power directly to the local utility, Green Mountain Power, under a 25-year fixed rate PPA.

2.	Williamstown Solar – The Williamstown System has a generation capacity of 732 kW and is located in Williamstown, Vermont. The system sells power to a commercial off-taker under a 20-year fixed rate PPA.

3.	GLC Chester Solar – The GLC Chester System has a generation capacity of 732 kW and is located in Chester Township, Vermont. The system sells power to various municipal off-takers under 20-year fixed rate PPAs.

4.	Pittsford Solar – The Pittsford system has a generation capacity of 686 kW and is located in Pittsford Township, Vermont. The system sells power to various commercial off-takers under 20-year fixed rate PPAs.

5.	Novus Royalton Solar – The Novus Royalton system has a generation capacity of 686 kW and is located in Royalton, Vermont. The system sells power to various municipal off-takers under 20-year fixed rate PPAs.

6.	Proctor GLC Solar LLC – The Proctor GLC system has a generation capacity of 708.75 kW and is located in Proctor, Vermont. The system sells power to a municipal off-taker under a 20-year fixed rate PPA.

7.	Hartford Solarfield LLC – The Hartford Solarfield system has a generation capacity of 748.44 kW and is located in Hartford, Vermont. The system sells power to a municipal off-taker under a 20-year fixed rate PPA.

8.	46 Precision Drive LLC – The 46 Precision Drive system has a generation capacity of 748.44 kW and is located in North Springfield, Vermont. The system sells power to a municipal off-taker under a 20-year fixed rate PPA.

9.	City Garden Solar LLC – The City Garden system has a generation capacity of 1.0 MW and is located in Rutland, Vermont. The system sells power directly to the local utility, Green Mountain Power, under a 25-year fixed rate PPA.

Magnolia Sun Portfolio

1.	Powerhouse One — The company owns four solar facilities located in Tennessee, with a total generation capacity of 3.0 MW. The facilities consist of commercial grade, ground mounted solar systems located on leased property within a five-mile radius in Fayetteville, Tennessee. The systems sell power directly to two local utilities; Tennessee Valley Authority and Fayetteville Public Utilities under long term PPAs.

2.	CaMa Solar — The company owns two solar facilities in California, and one in Massachusetts, with a total generation capacity of 721,828 kW. The California systems sell power to municipal off-takers; Santa Cruz City Schools, and Petaluma City Schools of Sonoma County, under long-term PPAs. The Massachusetts systems sells power to the WGBH Educational Foundation, located in Boston, MA, under a long-term PPA.

3.	SolaVerde — The company owns eleven solar facilities in Tennessee with a total capacity of 1.75 MW Eight of the systems sell power directly to the local utility, Tennessee Valley Authority, under a long-term PPA. Three of the systems sell power to municipal off-takers.

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

The Six States Solar Portfolio (the “SSS Portfolio”) consists of ground and roof mounted solar units located on municipal and commercial properties generally described as follows:

1.	The Town of Newington — Newington Public Schools - Newington Public Schools (“Newington”). This system has generation capacity of 180 kW and is located in the Town of Newington, CT. The system sells power to the Town of Newington, which encompasses seven schools that serve approximately 4,200 students from kindergarten through 12th grade, which are accredited by the New England Association of Schools & Colleges.

2.	Regional School Department — Northwestern Regional School District #7 — Northwestern Regional School District (“Northwestern”). This system has generation capacity of 445.51 kW and is located in Winsted, Connecticut. The system sells power to the Northwestern Regional School District which serves the total Regional Community with emphasis on middle school and high school students.

3.	City of Winters — The City of Winters (“Winters”). This system has generation capacity of 251 kW and is located in Winters, California. The system sells power to the City of Winters which is part of the Sacramento-Arden-Arcade-Yuba City, California-Nevada region.

4.	Denver Public Schools — Denver Public Schools (“DPS”). This is comprised of 13 systems located in Denver, CO with a total generation capacity of 1.49 MW. The systems sell power to DPS, which encompasses 185 schools that serve 90,150 students. Additionally, RECs are sold to the local utility, Xcel Energy.

5.	Adams State College — Adams State College (“Adams”). This system has generation capacity of 299.52 kW and is located in Alamosa, CO. The system sells power to Adams State College, a state-supported liberal arts university established in 1921. Additionally, RECs are sold to the local utility, Xcel Energy

6.	Sacramento County Water Agency — Sacramento County Water Agency (“SCWA”). This system has generation capacity of 921.2 kW and is located in Sacramento, California. The system sells power to the Sacramento County Waste Authority (“SCWA”) which was established in 1952 with the passage of the Sacramento County Water Agency Act and a commitment to providing safe and reliable drinking water to over 55,000 homes and businesses. Additionally, performance-based incentives are sold to the Sacramento Municipality Utility District (“SMUD”).

7.	Tanque Verde School District — Tanque Verde School District (“TVSD”). This is comprised of four systems located in Tucson, AZ with a total generation capacity of 2 MW. The systems sell power to the Tanque Verde School District (“TVSD”), that encompasses four schools. Additionally, RECs are sold to the local utility, Tuscan Electric Power.

8.	Northern Indiana Public Service Company — Northern Indiana Public Service Company (“NIPSCO”). This is comprised of three systems located in Goshen, Milford, and Topeka, Indiana with a total generation capacity of 1.32 MW. The systems sell power to NIPSCO, Indiana’s largest natural gas distributor and second-largest distributor of electricity serving more than one million customers.

9.	South Adams County Water and Sanitation District — The South Adams County Water and Sanitation District (“South Adams”). This system has generation capacity of 165 kW and is located in Commerce City, CO. The system sells power under a long-term PPA to the South Adams County Water and Sanitation District, formed in 1953 under the State of Colorado Special District provisions to serve nearly 50,000 customers. Additionally, RECs are sold to the local utility, Xcel Energy.

10.	Floyd Road Solar Portfolio — This system has generation capacity of 6.75 MW and is located in Gaston, NC. The system sells power directly to the local utility, Dominion Energy, under a 15-year PPA. Additionally, RECs are sold to a third-party. The system achieved commercial operation in the second quarter of 2017. On July 14, 2017, the company sold Floyd Road for approximately $11,400,000 and leased the facility back for a period of 24 years. De Lage Landen Financial Services was the sale/leaseback entity

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

Greenbacker Residential Solar Portfolio

As of March 31, 2018 this portfolio consists of an 18.307 MW portfolio of approximately 2,350 residential rooftop solar systems located across 8 states including Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York. The energy generated by the systems has been sold under a mix of 20-year PPAs and operating leases to the various residential customers who on average have above average FICO Score Ratings. These systems were originally purchased from OneRoof Energy Inc. (“ORE”) and certain direct and indirect subsidiaries in 2016 and 2017.

Greenbacker Residential Solar II Portfolio

As of March 31, 2018, this portfolio consists of an 9.149 MW portfolio of approximately 1,350 residential rooftop solar systems located across 8 states including Arizona, California, Connecticut, Massachusetts, Maryland, Nevada, New Jersey and New York. The energy generated by the systems has been sold under 20-year PPAs. These systems were originally purchased from a subsidiary of Terraform Power Inc. (“TERP”) and certain direct and indirect subsidiaries in 2017.

Enfinity Colorado DHA Portfolio

The Enfinity Colorado DHA Portfolio consists of a 2.5 MW portfolio of 666 residential rooftop solar systems located in and around Denver, CO. All energy generated by the systems is sold to the Denver Housing Authority under a 20-year PPA and RECs are sold to the local utility, Xcel Energy. These systems were originally purchased from a subsidiary of TERP and certain direct and indirect subsidiaries in 2017.

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

Golden Horizons Portfolio

The Golden Horizons Portfolio consists of two operating solar photovoltaic (“PV”) systems comprising 7.7 MW located in North Palm Springs, California. The projects were placed in service throughout 2011 and sell power to California utility through a 20-year power purchase agreement (“PPA”) with 14 years currently remaining. Since the acquisition, the company has invested approximately $1 million in upgrades to the tracker mechanisms as well as other aspects

With the inclusion of owned and leased assets, the company operates approximately 139.4 MW of operating solar power facilities throughout the United States as of March 31, 2018.

Greenbacker Wind — Montana Portfolio

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

Greenbacker Wind — Idaho Portfolio

The Fossil Gulch Wind Park is a 10.5 MW Wind Farm located in Hagerman, Idaho. The project sells power directly to the local public utility, Idaho Power Company under a 20-year escalating PPA. Additionally, RECs are sold to a third party under a fixed-rate contract. The facility originally commenced operations in the third quarter of 2005 and it has been operated continuously since that date.

Greenbacker Wind — California Portfolio

Wagner Wind, purchased on December 26, 2017, is a 6 MW project located in Riverside, California that sells power directly to the City of Riverside California under a 15-year escalating fixed-rate PPA. The project consists of two 3.0 MW Vestas V90 turbines. The project was originally placed in service in the fourth quarter of 2012.

Greenbacker Wind — Vermont Portfolio

Georgia Mountain Community Wind, purchased on December 21, is a 10 MW project located in Mendon, Vermont that sells power directly to the City of Burlington Electric Department (“BED”) under a 25-year escalating fixed-rate PPA. The project consists of four 2.5 MW Goldwind turbines. The project was originally placed in service in the fourth quarter of 2012.

As of March 31, 2018, the company operates approximately 61.5 MW of operating wind power facilities throughout the United States.

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

Phelps 158 Solar Farm, LLC

On February 8, 2018 Greenbacker Renewable Energy Corp. entered into a $4.5 million secured construction loan agreement with Phelps 158 Solar Farm, LLC to construct a  solar photovoltaic  system  with  a  capacity  of  approximately  6.75  MW  (DC)  located  in  Conway,  North Carolina.

Renew AEC One, LLC

In September 2015, the company entered into a secured loan agreement with Renew AEC One, LLC to fund the installation and purchase of energy efficiency lighting in a warehouse in Pennsylvania. The loan bears an interest rate of 10.25% per annum with principal amortization over a ten year period ending in February 2025.

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans and capital leases outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of March 31, 2018, all loans and capital leases were considered current per their terms.

Investment Summary

The following table presents the purchases of new investments or the funding of additional capital for existing investments for the three months ended March 31, 2018 and March 31, 2017:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Alternative Energy - Commercial Solar
East to West Solar Portfolio	$2,175,000	$4,633,000
Green Maple Portfolio	4,507,823	90,000
Six States Solar Portfolio	—	50,000
Colorado CSG Solar Portfolio	90,000	—
Foresight Solar Portfolio	674,504	—
Midway III Solar Portfolio	7,116,658	—
Alternative Energy - Residential Solar
Enfinity Colorado DHA Portfolio	—	1,500,000
Greenbacker Residential Solar Portfolio	—	8,000,000
Alternative Energy - Wind
Greenbacker Wind Portfolio - Montana	—	1,125,000
Energy Efficiency Secured Loans
GREC Energy Efficiency LLC Portfolio	1,500	—
Secured Loans - Other
Phelps 158 Solar Farm, LLC	4,500,000	—
	$19,065,485	$15,398,000

The composition of the company’s investments as of March 31, 2018, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar:
Sunny Mountain Portfolio	$884,578	$1,191,630	0.5%
East to West Solar Portfolio	30,109,875	28,303,982	11.8
Colorado CSG Solar Portfolio	90,000	90,000	0.0
Green Maple Portfolio	17,582,823	16,262,804	6.8
Magnolia Sun Portfolio	10,775,000	9,486,065	4.0
Six States Solar Portfolio	4,570,306	4,574,374	1.9
Foresight Solar Portfolio	13,874,575	14,513,076	6.1
Midway III Solar Portfolio	17,210,519	17,191,308	7.2
Raleigh Portfolio	20,672,198	22,429,845	9.4
Golden Horizons Solar Portfolio	9,200,000	9,539,041	4.0
Subtotal	$124,969,874	$123,582,125	51.7%
Alternative Energy – Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$2,257,334	0.9%
Enfinity Colorado DHA Portfolio	1,400,000	1,739,583	0.7
Greenbacker Residential Solar Portfolio	28,100,000	27,405,647	11.5
Greenbacker Residential Solar Portfolio II	6,400,000	11,100,377	4.7
Subtotal	$37,503,136	$42,502,941	17.8%
Alternative Energy – Wind:
Greenbacker Wind Portfolio – California	$9,500,000	$9,029,145	3.8%
Greenbacker Wind Portfolio – Idaho	7,320,000	6,804,671	2.9
Greenbacker Wind Portfolio – Montana	21,389,487	23,191,279	9.7
Greenbacker Wind Portfolio – Vermont	24,417,193	27,930,096	11.7
Subtotal	$62,626,680	$66,955,191	28.1%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$470,498	$509,742	0.2%
Renew AEC One, LLC	655,871	655,871	0.3
Subtotal	$1,126,369	$1,165,613	0.5%
Secured Loans:
Phelps 158 Solar Farm, LLC	$4,500,000	$4,500,000	1.9%
Subtotal	$4,500,000	$4,500,000	1.9%
Total	$230,726,059	$238,705,870	100.0%

The composition of the company’s investments as of December 31, 2017, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar:
Sunny Mountain Portfolio	$884,578	$1,205,439	0.6%
East to West Solar Portfolio	27,934,875	27,200,000	12.4
Green Maple Portfolio	13,075,000	11,956,821	5.5
Magnolia Sun Portfolio	10,775,000	9,635,508	4.4
Six States Solar Portfolio	4,770,306	4,756,893	2.3
Foresight Solar Portfolio	13,200,071	13,200,071	6.0
Midway III Solar Portfolio	10,093,861	10,093,861	4.6
Raleigh Portfolio	20,672,198	22,850,465	10.4
Golden Horizons Solar Portfolio	9,450,000	9,482,075	4.3
Subtotal	$110,855,889	$110,381,133	50.5%
Alternative Energy – Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$2,093,827	1.0%
Enfinity Colorado DHA Portolio	1,400,000	1,671,317	0.8
Greenbacker Residential Solar Portfolio	28,100,000	28,373,526	13.0
Greenbacker Residential Solar II	6,400,000	7,986,014	3.7
Subtotal	$37,503,136	$40,14,684	18.5%
Alternative Energy – Wind:
Greenbacker Wind Portfolio – California	$9,500,000	$9,506,752	4.3%
Greenbacker Wind Portoflio – Idaho	7,320,000	6,799,153	3.0
Greenbacker Wind Portoflio – Montana	21,609,488	23,228,136	10.6
Greenbacker Wind Portoflio – Vermont	24,417,193	27,168,808	12.6
Subtotal	$62,846,681	$66,702,849	30.5%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$482,450	$504,637	0.2%
Renew AEC One, LLC	672,871	672,871	0.3
Subtotal	$1,155,321	$1,177,508	0.5%
Total	$212,361,027	$218,386,174	100.0%

Results of Operations

A discussion of the results of operations for the three months ended March 31, 2018 and 2017 are as follows:

Revenues. As the majority of our assets consist of equity investments in renewable energy projects, the majority of our revenue is generated in the form of dividend income. Dividend income from our privately held, equity investments are recognized when received. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three months ended March 31, 2018 and March 31, 2017 totaled $4,725,548 and $2,322,730 respectively, while interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees) amounted to $193,245 and $44,169, respectively.

The increase in dividend income from the three months ended March 31, 2017 to the three months ended March 31, 2018 was primarily attributed to the acquisition of renewable energy projects throughout the past year as investments increased from $130 million as of March 31, 2017 to $239 million as of March 31, 2018, or an 84% increase. As new projects were purchased by the company, the volume of overall electricity generated by our project investments increased which increased net income available for distribution to the company. The increase in interest income from the three months ended March 31, 2017 to March 31, 2018 was primarily attributed to interest earned on significant cash balances waiting to be invested.

Expenses. For the three months ended March 31, 2018 and March 31, 2017, the company incurred $2,301,997 and 1,364,343 in operating expenses, respectively, including the management fees earned by the advisor. The company and the advisor entered into an expense reimbursement agreement on January 30, 2014, ending on December 31, 2016, whereby the advisor agreed to reimburse the company for certain operating expenses above rate limits to maintain the company’s operating expenses at a specified level (as defined within the agreement). Once the company’s expenses are determined to be below that limit, the company is obligated to repay the advisor for all previous expenses reimbursed by the advisor, until the advisor is fully reimbursed. From January 1, 2015 through December 31, 2016, the advisor elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period.

 For the three months ended March 31, 2018 and March 31, 2017, the advisor earned $1,165,728 and $697,146, respectively, in management fees. While there was a capital gains incentive distribution fee of $139,692 earned to date by the advisor, the consolidated financial statements reflect a $490,480 increase in incentive allocation for the three months ended March 31, 2018 based primarily upon unrealized appreciation on investments and a $586 decrease in incentive allocation for the three months ended March 31, 2017 based upon unrealized depreciation on investments.

For the three months ended March 31, 2017, Greenbacker Administration, LLC invoiced the company $115,983, respectively, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments. Effective on April 1, 2017, these expenses were invoiced directly to the company’s investments.

Lastly, for the three months ended March 31, 2018, the company recognized an increase in tax benefit from operations in the amount of $654,574, while similarly, there was an increase in the deferred tax benefit in the amount of $490,072 for the three months ended March 31, 2017. The deferred tax benefit is mainly derived from net operating losses incurred and investment tax credit carryforwards related to the company’s investments which, unlike financial statement purposes under GAAP, are consolidated for tax purposes and offset by unrealized tax basis gains on the company’s investments. The reduction in the deferred tax benefit was driven mainly by the reduced value of the company’s net operating loss carryforward due to the reduction in the corporate tax rate from 35% to 21% starting in 2018 offset by the presumed tax on the unrealized gain on investments for tax purposes. Thus, for the three months ended March 31, 2018, the net investment income was $3,471,370 and $1,450,378, respectively, or $0.14 and $0.09, respectively, per share.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments and Translation of Assets and Liabilities Denominated in Foreign Currencies. Net realized and unrealized gains and losses from our investments and net realized and unrealized foreign currency gains and losses on translation of assets and liabilities denominated in foreign currencies are reported separately on the consolidated statements of operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. For the quarter ending March 31, 2018 and March 31, 2017, we recognized zero gains on the sale of investments, a net change in unrealized appreciation (depreciation) of $1,954,664 and $(108,245), respectively, was recorded of which $1,993,655 and $(121,178) of unrealized appreciation (depreciation), respectively, related to the change in value of investments and $(38,991) and $12,933 of unrealized appreciation (depreciation), respectively, related to the change in value based upon changes in foreign currency exchange rates.

Changes in Net Assets from Operations. For the three months ended March 31, 2018 and March 31, 2017, we recorded a net increase in net assets resulting from operations of $4,484,544 and $1,080,064, respectively.

Changes in Net Assets, Net Asset Value and Offering Prices. For the three months ended March 31, 2018 and March 31, 2017, we recorded a net increase in net assets of $4,484,544 and $1,080,064, respectively. The increase in net assets primarily relates to our net investment income earned during the period and the positive effect of our deferred tax benefit due to a significant loss for tax purposes at GREC, mainly generated by accelerated depreciation on our solar and wind investments.

Based on the net asset value for each quarter ended since the Commencement of Operations, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A		P-I
25-Apr-14	4-Nov-15	$10.000	$9.576	$9.186	NA		NA
5-Nov-15	4-Feb-16	$10.024	$9.599	$9.208	NA		NA
5-Feb-16	5-May-16	$10.048	$9.621	$9.230	NA		NA
6-May-16	3-Aug-16	$10.068	$9.640	$9.248	$9.589		$8.808
4-Aug-16	6-Nov-16	$10.227	$9.791	$9.394	$9.739		$8.946
7-Nov-16	7-Feb-17	$10.282	$9.581	$9.445	$9.782		$8.828
8-Feb-17	4-May-17	$10.224	$9.526	$9.391	$9.704		$8.758
5-May-17	17-May-17	$10.165	$9.479	$9.337	$9.704		$8.690
18-May-17	03-Aug-17	$9.735	$9.067	$8.942	$9.704		$8.690
04-Aug-17	02-Nov-17	$9.724	$9.078	$8.932	N/A		$8.730
03-Nov-17	05-Feb-18	$9.735	$9.089	$8.943	N/A		$8.750
06-Feb-18	06-May-18	$9.780	$9.089	$8.984	$9.646	*	$8.810
07-May-18		$9.803	$9.122	$9.006	$9.679		$8.840

* Effective April 16, 2018

Liquidity and Capital Resources

As of March 31, 2018 and December 31, 2017, the company had $9,510,413 and $10,144,014 in cash and cash equivalents, respectively. We use our cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

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

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $45,709,830 and $47,284,162 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in various portfolios as of March 31, 2018 and December 31, 2017, respectively. The company and GREC provided an unsecured guarantee on the repayment of Greenbacker Wind LLC loans.

As part of the acquisition of the Enfinity Colorado DHA Portfolio (“DHA Portfolio”), a mortgage note dated April 20, 2012 (the “Note”), funded with bond proceeds from the Colorado Housing Finance Authority of Denver, Colorado in the amount of $6,775,000 (Taxable Qualified Energy Conservation Bonds) pursuant to a trust indenture, was assumed. The Note, whose remaining balance as of March 31, 2018 is $5,525,000 bears gross interest at an effective annual rate of 5%, and requires semiannual interest payments, payable on April 1 and October 1 of each year. The note has a final maturity date of April 1, 2032. Pursuant to the Series 2012 bonds, the DHA Portfolio receives interest subsidy payments from the United States Treasury semiannually on April 1 and October 1 of each year. The semiannual interest subsidy receivable is 3.255% of the outstanding bond principal. The Note is secured by the personal property, land improvements, and income of the DHA Portfolio. Lastly, pursuant to the Note agreement, the DHA portfolio has agreed that it will not take any action which jeopardizes the tax-exempt status of the mortgage.

As part of the acquisition of Fairfield Wind Manager LLC (“FWM LLC”) by Greenbacker Wind LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by wind assets held by Fairfield Wind Owner, LLC (“FWO LLC”), an entity which FWM LLC owns 50.01%. The loan earns interest at a variable base rate plus the applicable margin (3.0% as of March 31, 2018), as such terms are defined in the financing agreement. As of March 31, 2018, the outstanding notes payable balance was $11,138,495.

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

As part of the acquisition of the Foresight Solar Portfolio (“Foresight”) by East to West Solar LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by solar assets held by Fresh Air Energy IV LLC, Fresh Air Energy VII LLC and Fresh Air Energy VIII. The Fresh Air Energy VII and Fresh Air Energy VIII loans are fixed rate (6.0%) and the Fresh Air Energy IV loan is a variable rate loan (5.0% as of March 31, 2018), as defined in the relevant financing agreements. As of March 31, 2018, the combined outstanding notes payable balance related to the Foresight Solar Portfolio was $5,787,546.

Since the company maintains operating control over all entities with project level debt outstanding, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries as well as GREC and the Company.

On January 5, 2018, the company, through GREC HoldCo, entered into a credit agreement by and among the Company, the Company’s wholly owned subsidiary, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The new credit facility (the “Credit Facility”) consists of a loan of up to the lesser of $60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allows for additional drawdowns through December 31, 2018, at which point the outstanding loans shall convert to a term loan, and matures on January 5, 2024. With additional drawdowns through March 31, 2018, the outstanding balance is approximately $ 30.7 million. Financing costs of $1,341,038 related to the Credit Facility, and the previous Facility 1 and Facility 2 Term Loans, have been capitalized and are being amortized over the current term of the Credit Facility

Interest on the Credit Facility, which bears interest at 2.125% in excess of one-month LIBOR, is payable on the last day of each month commencing January 31, 2018. Commitment fees on the average daily unused portion of the Credit Facility are payable at a rate per annum of 0.50% through December 31, 2018. Principal on the Credit Facility is payable, commencing on January 31, 2019, at a fixed amount on the last day of each month based upon an amortization period equal to the weighted average power purchase agreement (“PPA”) term less one year. Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the Borrower and its subsidiaries. The company is a guarantor of the Borrower’s obligations under the Credit Facility.

If an event of default shall occur and be continuing under the Credit Facility, the commitments under the Credit Facility may be terminated and the principal amount outstanding under the Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

While Williamstown Old Town Road LLC, Novus Royalton LLC, GLC Chester Community Solar LLC Charter Hill Solar LLC., Pittsford GLC Solar LLC, Hartford Solarfield, LLC and Proctor GLC Solar LLC, all indirect, wholly owned subsidiaries included in the Green Maple Portfolio, had individually entered into loan agreements with the Vermont Economic Development Authority in prior years, all outstanding balances were repaid as part of the Credit Agreement.

On July 11, 2016, the company, through a wholly owned subsidiary, GREC HoldCo (the “Borrower”), entered into a Credit Agreement by and among the Borrower, the lenders party thereto and Fifth Third Bank, as administrative agent, as well as swap counterparty. The credit facility consisted of an initial term loan of $4,300,000 (the “Facility 1 Term Loan”) as well as a revolving credit facility in the aggregate principal amount of up to $33,250,000 (the “Revolver”). The amount outstanding on the Revolver, based upon the modified conversion date of September 9, 2017, was converted to an additional term loan facility in the amount of $10,000,000 (the “Facility 2 Term Loan”). The Facility 1 Term Loan and Facility 2 Term Loan in the amount of approximately $14,100,000 were repaid as part of the Credit Facility closing.

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 4.16% as of March 31, 2018.

The following table summarizes the notes payable balances of the company’s operating entities as of March 31, 2018:

	Interest Rates
	Range	Weighted Average	Maturity Dates	March 31, 2018
Fixed rate notes payable	1.775%–6.25%	3.55%	03/31/2021- 04/01/2032	$9,511,016
Floating rate notes payable	3.75%–6.11%	4.25%	12/31/2024- 07/21/2032	66,864,275
				$76,375,291

The principal payments due on the notes payable for each of the next five years ending December 31 and thereafter are as follows:

Year ending December 31:	Principal Payments
2018	1,370,892
2019	4,641,437
2020	4,811,407
2021	7,005,811
2022	4,344,384
Thereafter	54,201,360
$76,375,291

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

Hedging Activities

We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into swap or other financial transactions to hedge our interest rate risk. In connection with the FWO LLC note payable, FWO LLC entered into two interest rate swap transactions in notional amounts of $9,175,561 and $11,370,437, respectively, to swap a floating interest rate to a fixed interest rate. The swap transactions have an effective interest rate of 5.07%, and 2.86%, respectively, and a notional amount that matches the principal amount of the loan. The value of the swap agreements as of March 31, 2018 was a total liability in the amount $1,625,667. FWO LLC does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

In regard to the Credit Facility, the company has entered into four separate interest rate swap agreements. The first swap (“Swap 1”), effective July 29, 2016, has an initial notional amount of $4,300,000 to swap the floating rate interest payments on the original Facility 1 Term Loan for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap (“Swap 2”), with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,920,650, was used to swap the floating rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.261%. The third swap (“Swap 3”), with a trade date of January 11, 2018 and an effective date of December 31, 2018 and an initial notional amount of $29,624,945 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The fourth swap (“Swap 4”), with a trade date of February 7, 2018 and an effective date of December 31, 2018 and an initial notional amount of $4,180,063 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%.

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of March 31, 2018, no sub-advisors have been retained by GCM.

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

Administration Agreement - Greenbacker Administration LLC, a Delaware limited liability company and an affiliate of our advisor, serves as our Administrator. Since commencement of operations, Greenbacker Administration LLC delegated certain of its administrative functions to U.S. Bancorp Fund Services, LLC. Greenbacker Administration LLC may enter into similar arrangements with other third-party administrators, including with respect to fund accounting and administrative services. Greenbacker Administration LLC performs certain asset management, compliance and oversight services, as well as asset accounting and administrative services, for many of the company’s investments. The fee for these services, which is billed at cost to the company’s individual investments, was $315,032 for the quarter ended March 31, 2018.

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the GREC Holdco and its subsidiaries. The company is a guarantor of GREC Holdco’s obligations under the Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the Credit Facility is approximately $13,700,000 as of March 31, 2018. Per the loan and security agreements between and among Key Bank N.A., Greenbacker Wind LLC, Fairfield Wind Manager LLC and Greenfield Wind LLC, operating subsidiaries of the company, GREC and the company have provided an unsecured guaranty on the outstanding principal of loans, which is approximately $35,000,000 as of March 31, 2018.

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

If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of March 31, 2018, GREC and/or the company has provided an unsecured guarantee related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is approximately $229,425 as of March 31, 2018.

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

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Cash from operations	$2,122,078	$960,306
Offering proceeds	—	288,638
Total Cash Distributions	$2,122,078	$1,248,944

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the LLC’s annual report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 During the quarter ended March 31, 2018, the company sold 782,722 Class P-I shares under a private placement memorandum. During the years ended December 31, 2017 and 2016, the company sold 3,092 and 47,774 Class P-A shares and 3,147,692 and 199,319 Class P-I shares, respectively, under a private placement memorandum. During the year ended December 31, 2015, there were no unregistered sales of securities by the company. While Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017, they were reinstated for sale as of April 16, 2018.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1*	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2*	Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated October 9, 2013 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3*	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4*	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

24.1*	Power of attorney

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May11, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2018	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: May 11, 2018	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC