Form 10-Q
period 2018-06-30
Greenbacker Renewable Energy Co LLC
filed 2018-08-10
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, the registrant had 31,642,653 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments, at fair value (cost of $263,034,466 and $212,361,027, respectively)	$272,879,786	$218,386,174
Swap contracts, at fair value	1,167,993	156,068
Cash and cash equivalents	15,507,936	10,144,014
Shareholder receivable	380,439	225,509
Dividend receivable	776,000	—
Deferred tax assets, net of allowance	4,669,334	4,524,038
Other assets	163,271	74,242
Total assets	$295,544,759	$233,510,045

LIABILITIES
Swap contracts, at fair value	$37,925	$—
Payable for investments purchased	—	15,414,205
Term note payable, net of financing costs	29,432,632	12,910,364
Management fee payable	320,343	57,291
Accounts payable and accrued expenses	544,554	400,144
Shareholder distributions payable	927,642	711,306
Interest payable	369,061	112,245
Due to advisor	26,857	10,417
Payable for repurchases of common stock	883,354	969,448
Deferred sales commission payable	227,416	249,858
Total liabilities	$32,769,784	$30,835,278

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$—	$—
Common stock, par value, $.001 per share, 350,000,000 authorized; 29,774,932 and 23,189,229 shares issued and outstanding, respectively	29,775	23,189
Paid-in capital in excess of par value	258,103,941	200,510,790
Accumulated deficit	(11,344,107)	(10,216,279)
Accumulated net realized gain on investments	698,460	698,460
Accumulated unrealized appreciation (depreciation) on:
Investments, net of deferred taxes	12,116,703	10,356,379
Foreign currency translation	(154,942)	(90,083)
Swap contracts	1,130,068	156,068
Total common stockholders’ equity	260,579,898	201,438,524
Special unitholder’s equity	2,195,077	1,236,243
Total members’ equity (net assets)	262,774,975	202,674,767
Total liabilities and equity (net assets)	$295,544,759	$233,510,045

Net assets, Class A (shares outstanding of 15,439,761 and 13,857,830, respectively)	$134,682,318	$120,344,517
Net assets, Class C (shares outstanding of 1,823,693 and 1,431,999, respectively)	15,497,098	12,053,349
Net assets, Class I (shares outstanding of 5,361,369 and 4,511,832, respectively)	46,767,667	39,181,769
Net assets, Class P-I (shares outstanding of 7,150,109 and 3,387,568, respectively)	63,632,815	29,858,889
Total common stockholders’ equity	$260,579,898	$201,438,524

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Investment income:
Dividend income	$4,862,748	$2,881,446	$9,588,296	$5,204,176
Interest income	122,126	55,024	315,371	99,193
Total investment income	$4,984,874	$2,936,470	$9,903,667	$5,303,369

Operating expenses:
Management fee expense	1,353,001	759,492	2,518,729	1,456,638
Audit and tax expense	152,700	85,675	332,105	280,995
Interest and financing expenses	547,033	185,748	1,199,020	319,718
General and administration expenses	85,119	68,003	167,688	243,855
Legal expenses	53,127	44,877	102,442	125,717
Directors fees and expenses	24,984	25,316	49,694	50,868
Insurance expense	15,170	20,456	30,336	22,885
Transfer Agent Expense	89,753	—	178,520	—
Other expenses	23,859	20,283	68,209	82,556
Total expenses	2,344,746	1,209,850	4,646,743	2,583,232
Net investment income before taxes	2,640,128	1,726,620	5,256,924	2,720,137
Deferred tax benefit	656,594	283,856	1,311,168	773,928
Franchise tax expense	(37,297)	(23,577)	(37,297)	(65,827)
Net investment income	3,259,425	1,986,899	6,530,795	3,428,238

Net change in realized and unrealized gain
(loss) on investments, foreign currency translation and deferred tax assets:
Net change in unrealized appreciation (depreciation) on:
Investments	1,891,377	1,606,324	3,885,032	1,485,146
Foreign currency translation	(25,868)	38,991	(64,859)	51,924
Swap contracts	476,262	(69,043)	974,000	(60,004)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	73,354	(653,366)	(1,165,874)	(915,435)
Net increase in net assets resulting from operations	5,674,550	2,909,805	10,159,094	3,989,869
Net decrease in net assets attributed to special unitholder	(468,354)	(308,000)	(958,834)	(307,414)
Net increase in net assets attributed to common stockholders	$5,206,196	$2,601,805	$9,200,260	$3,682,455

Common stock per share information —basic and diluted:
Net investment income	$0.12	$0.11	$0.25	$0.20
Net increase in net assets attributed to common stockholders	$0.19	$0.15	$0.36	$0.22
Weighted average common shares outstanding	27,522,492	17,835,922	25,866,495	16,849,686

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF NET ASSETS

For the six months ended June 30, 2018
(Unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common stockholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2017	23,189,229	$23,189	$200,510,790	$(10,216,279)	$698,460	$10,356,379	$(90,083)	$156,068	$201,438,524	$1,236,243	$202,674,767

Proceeds from issuance of common stock, net	6,441,773	6,442	56,707,337	—	—	—	—	—	56,713,779	—	56,713,779

Issuance of common stock under distribution reinvestment plan	324,008	324	2,853,113	—	—	—	—	—	2,853,437	—	2,853,437

Repurchases of common stock	(180,078)	(180)	(1,589,856)	—	—	—	—	—	(1,590,036)	—	(1,590,036)

Offering costs	—	—	(377,443)	—	—	—	—	—	(377,443)	—	(377,443)

Shareholder distributions	—	—	—	(7,658,623)	—	—	—	—	(7,658,623)	—	(7,658,623)

Net investment income	—	—	—	6,530,795	—	—	—	—	6,530,795	—	6,530,795

Net change in unrealized appreciation on investments	—	—	—	—	—	2,926,198	—	—	2,926,198	958,834	3,885,032

Net change in unrealized depreciation on foreign currency translation	—	—	—	—	—	—	(64,859)	—	(64,859)	—	(64,859)

Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	974,000	974,000	—	974,000

Change in benefit from deferred taxes on unrealized depreciation on investments	—	—	—	—	—	(1,165,874)	—	—	(1,165,874)	—	(1,165,874)

Balances at June 30, 2018	29,774,932	$29,775	$258,103,941	$(11,344,107)	$698,460	$12,116,703	$(154,942)	$1,130,068	$260,579,898	$2,195,077	$262,774,975

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF NET ASSETS

For the six months ended June 30, 2017
(Unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation on swap contracts	Common stockholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2016	14,921,922	$14,922	$128,425,800	$(3,629,220)	$4,578	$4,699,283	$(187,846)	$90,697	$129,418,214	$586	$129,418,800

Proceeds from issuance of common stock, net	3,902,422	3,902	34,923,949	—	—	—	—	—	34,927,851	—	34,927,851

Issuance of common stock under distribution reinvestment plan	241,929	242	2,190,655	—	—	—	—	—	2,190,897	—	2,190,897

Repurchases of common stock	(220,689)	(221)	(1,988,824)	—	—	—	—	—	(1,989,045)	—	(1,989,045)

Offering costs	—	—	(528,036)						(528,036)	—	(528,036)

Shareholder distributions	—	—	—	(5,063,899)	—	—	—	—	(5,063,899)	—	(5,063,899)

Net investment income	—	—	—	3,428,238	—	—	—	—	3,428,238	—	3,428,238

Net change in unrealized depreciation on investments	—	—	—	—	—	1,177,732	—	—	1,177,732	307,414	1,485,146

Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	51,924	—	51,924	—	51,924

Net change in unrealized depreciation on swap contracts	—	—	—	—	—	—	—	(60,004)	(60,004)	—	(60,004)
									—		—
Change in benefit from deferred taxes on unrealized depreciation on investments	—	—	—	—	—	(915,435)	—	—	(915,435)	—	(915,435)

Balances at June 30, 2017	18,845,584	$18,845	$163,023,544	$(5,264,881)	$4,578	$4,961,580	$(135,922)	$30,693	$162,638,437	$308,000	$162,946,437

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017

Operating activities:
Net increase (decrease) in net assets from operations	$10,159,094	$3,989,869
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Amortization of deferred financing costs	108,210	99,660
Purchase of investments	(55,233,939)	(40,111,512)
Proceeds from principal payments and sales of investments	4,560,500	35,000
Net change in unrealized (appreciation) on investments	(3,885,032)	(1,485,146)
Net change in unrealized (appreciation) depreciation on foreign currency translation	64,859	(51,924)
Net change in unrealized (appreciation) depreciation on swap contracts	(974,000)	60,004
(Increase) decrease in other assets:
Deferred tax assets, net of allowance	(145,296)	141,505
Dividend receivable	(776,000)	—
Other assets	(89,029)	(72,954)
Increase (decrease) in other liabilities:
Payable for investments purchased	(15,414,205)	4,743,908
Due to advisor, net	16,440	(47,877)
Management fee payable	263,052	21,626
Accounts payable and accrued expenses	144,410	24,703
Interest payable	256,816	—
Net cash used in operating activities	(60,944,120)	(32,653,138)

Financing activities:
Borrowings on Credit facility and term note	30,665,460	5,800,000
Paydowns on Credit facility and term note	(13,655,794)	(5,943,333)
Payments of financing costs	(595,608)	—
Proceeds from issuance of shares of common stock, net	56,536,407	35,132,413
Distributions paid	(4,588,850)	(2,742,825)
Offering costs	(377,443)	(528,036)
Repurchases of common stock	(1,676,130)	(1,993,349)
Due to dealer manager re: Offering costs	—	(36,694)
Net cash provided by financing activities	66,308,042	29,688,176
Net increase (decrease) in cash and cash equivalents	5,363,922	(2,964,962)
Cash and cash equivalents, beginning of period	10,144,014	13,055,090
Cash and cash equivalents, end of period	$15,507,936	$10,090,128

Supplemental disclosure of cash flow information:
Shareholder distributions payable	$927,642	$534,165
Shareholder distributions reinvested in common stock	$2,853,437	$2,190,897
Payable for repurchases of common stock	$883,354	$941,466
Cash interest paid during the period	$570,457	$147,700

Non cash financing activities
Shareholder receivable from sale of common stock	$380,439	$291,065

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS
June 30, 2018
(unaudited)

Investments	Industry	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable

Alternative Energy - Solar

Colorado CSG Solar Portfolio	Alternative Energy - Solar				100% Ownership	$2,640,000	$2,612,586	1.0%

East to West Solar Portfolio	Alternative Energy - Solar				100% Ownership	36,649,875	34,848,730	13.3%

Enfinity Colorado DHA Portfolio	Alternative Energy - Solar				100% Ownership	1,400,000	1,799,127	0.7%

Foresight Solar Portfolio	Alternative Energy - Solar				Managing Member, Majority Equity Owner	13,650,000	13,977,757	5.3%

Golden Horizons Solar Portfolio	Alternative Energy - Solar				100% Ownership	9,200,000	15,010,021	5.7%

Greenbacker Residential Solar Portfolio	Alternative Energy - Solar				100% Ownership or Managing Member, Majority Equity Owner	28,100,000	27,639,442	10.5%

Greenbacker Residential Solar Portfolio II	Alternative Energy - Solar				Managing Member, Majority Equity Owner	6,400,000	11,396,565	4.4%

Green Maple Portfolio	Alternative Energy - Solar				100% Ownership	17,582,823	15,833,354	6.0%

Magnolia Sun Portfolio	Alternative Energy - Solar				100% Ownership	10,775,000	9,076,739	3.5%

Midway III Solar Portfolio	Alternative Energy - Solar				100% Ownership	37,271,519	37,223,134	14.2%

Raleigh Portfolio	Alternative Energy - Solar				Managing Member, Majority Equity Owner	20,672,006	20,862,042	7.9%

Six States Solar Portfolio	Alternative Energy - Solar				100% Ownership	12,470,306	12,733,000	4.8%

Sunny Mountain Portfolio	Alternative Energy - Solar				100% Ownership	884,578	1,143,853	0.4%

Tar Heel Solar II Portfolio	Alternative Energy - Solar				100% Ownership	35,000	35,000	0.0	%(c)

Total Alternative Energy - Solar - 77.7%						$197,731,107	$204,191,350	77.7%

Alternative Energy - Wind

Greenbacker Wind Portfolio - California	Alternative Energy - Wind				100% Ownership or Managing Member, Equity Owner	$9,500,000	$8,562,358	3.3%

Greenbacker Wind Portfolio - Idaho	Alternative Energy - Wind				100% Ownership or Managing Member, Equity Owner	7,320,000	6,728,769	2.5%

Greenbacker Wind Portfolio - Montana	Alternative Energy - Wind				100% Ownership or Managing Member, Equity Owner	21,389,487	21,191,685	8.1%

Greenbacker Wind Portfolio - Vermont	Alternative Energy - Wind				100% Ownership or Managing Member, Equity Owner	24,417,193	28,887,572	11.0%

Total Alternative Energy - Wind - 24.9%						$62,626,680	$65,370,384	24.9%

Energy Efficiency - Lighting Replacement

GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement				100% Ownership	$461,172	$497,926	0.2%

Total Energy Efficiency - Lighting Replacement - 0.2%						$461,172	$497,926	0.2%

Total Limited Liability Company Member Interests - Not readily marketable: 102.8%						$260,818,959	$270,059,660	102.8%

Energy Efficiency Secured Loans - Not readily marketable

Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25	%(b)	2/24/2025	$612,371	$612,371	$612,371	0.2%

Total Energy Efficiency Secured Loans - Not readily marketable: 0.2%						$612,371	$612,371	0.2%

Total United States Investments: 103.0%						$261,431,330	$270,672,031	103.0%

Canada:
Capital Stock - Not readily marketable

Canadian Northern Lights Portfolio	Alternative Energy - Solar				100% Ownership	$1,603,136	$2,207,755	0.8%
Total Canadian Investments: 0.8%						$1,603,136	$2,207,755	0.8%

INVESTMENTS: 103.8%						$263,034,466	$272,879,786	103.8%

LIABILITIES IN EXCESS OF OTHER ASSETS: (3.8)%							(10,104,811)	(3.8)%

TOTAL NET ASSETS: 100.0%							$262,774,975	100.0%

(a)	Percentages are based on net assets of $262,774,975 as of June 30, 2018.
(b)	Per the loan agreement, interest commenced on January 24, 2016.
(c)	Amount less than 0.005%

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,822,222	$149,315	$—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	20,900,650	653,908	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	29,624,945	364,770	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	4,180,063	(37,925)	—
							$1,130,068	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS
December 31, 2017

Investments	Industry	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:
Limited Liability Company Member Interests - Not readily marketable

Alternative Energy - Solar

East to West Solar Portfolio	Alternative Energy - Solar				100% Ownership	$27,934,875	$27,200,000	13.4%

Enfinity Colorado DHA Portfolio	Alternative Energy - Solar				100% Ownership	1,400,000	1,671,317	0.8%

Foresight Solar Portfolio	Alternative Energy - Solar				Managing Member, Majority Equity Owner	13,200,071	13,200,071	6.5%

Golden Horizons Solar Portfolio	Alternative Energy - Solar				100% Ownership	9,450,000	9,482,075	4.7%

Greenbacker Residential Solar Portfolio	Alternative Energy - Solar				100% Ownership or Managing Member, Majority Equity Owner	28,100,000	28,373,526	14.0%

Greenbacker Residential Solar Portfolio II	Alternative Energy - Solar				Managing Member, Majority Equity Owner	6,400,000	7,986,014	3.9%

Green Maple Portfolio	Alternative Energy - Solar				100% Ownership	13,075,000	11,956,821	5.9%

Magnolia Sun Portfolio	Alternative Energy - Solar				100% Ownership	10,775,000	9,635,508	4.8%

Midway III Solar Portfolio	Alternative Energy - Solar				100% Ownership	10,093,861	10,093,861	5.0%

Raleigh Portfolio	Alternative Energy - Solar				Managing Member, Majority Equity Owner	20,672,198	22,850,465	11.3%

Six States Solar Portfolio	Alternative Energy - Solar				100% Ownership	4,770,306	4,756,893	2.3%

Sunny Mountain Portfolio	Alternative Energy - Solar				100% Ownership	884,578	1,205,439	0.6%

Total Alternative Energy - Solar - 73.2%						$146,755,889	$148,411,990	73.2%

Alternative Energy - Wind

Greenbacker Wind Portfolio - California	Alternative Energy - Wind				100% Ownership	$9,500,000	$9,506,752	4.7%

Greenbacker Wind Portfolio - Idaho	Alternative Energy - Wind				100% Ownership	7,320,000	6,799,153	3.4%

Greenbacker Wind Portfolio - Montana	Alternative Energy - Wind				100% Ownership or Managing Member, Equity Owner	21,609,488	23,228,136	11.5%

Greenbacker Wind Portfolio - Vermont	Alternative Energy - Wind				100% Ownership	24,417,193	27,168,808	13.4%

Total Alternative Energy - Wind - 33.0%						$62,846,681	$66,702,849	33.0%

Energy Efficiency - Lighting Replacement

GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement				100% Ownership	$482,450	$504,637	0.2%

Total Energy Efficiency - Lighting Replacement - 0.2%						$482,450	$504,637	0.2%

Total Limited Liability Company Member Interests - Not readily marketable: 106.4%						$210,085,020	$215,619,476	106.4%

Energy Efficiency Secured Loans - Not readily marketable

Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25	%(b)	2/24/2025	$672,871	$672,871	$672,871	0.3%

Total Energy Efficiency Secured Loans - Not readily marketable: 0.3%						$672,871	$672,871	0.3%

Total United States Investments: 106.7%						$210,757,891	$216,292,347	106.7%

Canada:
Capital Stock - Not readily marketable

Canadian Northern Lights Portfolio	Alternative Energy - Solar				100% Ownership	$1,603,136	$2,093,827	1.1%
Total Canadian Investments: 1.1%						$1,603,136	$2,093,827	1.1%

INVESTMENTS: 107.8%						$212,361,027	$218,386,174	107.8%

LIABILITIES IN EXCESS OF OTHER ASSETS: (7.8)%							(15,711,407)	(7.8)%

TOTAL NET ASSETS: 100.0%							$202,674,767	100.0%

(a)	Percentages are based on net assets of $202,674,767 as of December 31, 2017.
(b)	Per the loan agreement, interest commenced on January 24, 2016.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,893,889	$108,518	$—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	20,900,650	47,550	—
							$156,068	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 (unaudited)

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

 As of June 30, 2018, the company has made solar, wind and energy efficiency investments in 20 portfolios, 19 domiciled in the United States and one in Canada, as well as one energy efficiency secured loan (See Note 3). As of December 31, 2017, the company has made solar, wind and energy efficiency investments in 18 portfolios, 17 domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States.

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

The company’s consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC 946”). In accordance with this specialized accounting guidance, the company recognizes and carries all of its investments at fair value with changes in fair value recognized in earnings. Additionally, the company will not apply the consolidation or equity method of accounting to its investments. The company carries its liabilities at amounts payable, net of unamortized premiums or discounts. The company does not currently plan to elect to carry its non-investment liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.

The financial information associated with the June 30, 2018 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The June 30, 2018 financial information has not been audited by the independent registered public accounting firm and they do not express an opinion thereon.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents, which are considered level 1 investments, are stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of June 30, 2018 and December 31, 2017.

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

Valuation of Investments at Fair Value

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value. The company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of the investments.

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

Earnings (Loss) per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common stockholders per share for the three and six months ended June 30, 2018 and June 30, 2017.

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Basic and diluted
Net increase in net assets attributed to common stockholders	$5,206,196	$2,601,805	$9,200,260	$3,682,455
Weighted average common shares outstanding	27,522,492	17,835,922	25,866,495	16,849,686
	$0.19	$0.15	$0.36	$0.22

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

Dividend income is recorded (1) on the ex-dividend date for publicly issued securities and (2) when received from private investments. Dividends received from the company’s private investments, which generally reflect net cash flow from operations, are declared, accrued, and paid on a quarterly basis at a minimum.

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

The following table provides information in regard to the status of O&O costs (in 000’s) as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Total O&O Costs Incurred by the Advisor and Dealer Manager	$9,136	$8,671
Amounts previously reimbursed to the Advisor/Dealer Manager by the company	8,742	8,381
Amounts payable to Advisor/Dealer Manager by the company	27	10
Amounts of the contingent liability subject to payment by the company only upon adequate gross offering proceeds being raised	367	280

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

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive fee will be earned by an affiliate of our advisor on realized gains (net of realized and unrealized losses) since inception from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive fee, the company will include unrealized gains in the calculation of the capital gains incentive distribution pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are realized. Thus, on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period and reflected as an allocation of equity between common stockholders and special unitholder. As of June 30, 2018, and December 31, 2017, a capital gains incentive distribution allocation in the amounts of $2,195,077 and $1,236,243, respectively, was recorded in the consolidated statements of assets and liabilities as special unitholder’s equity.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the date which approximates an expected liquidity event for the company. As of June 30, 2018, and December 31, 2017, the company recorded a liability for deferred sales commissions in the amount of $227,416 and $249,858, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Derivative Instruments

The company may utilize interest rate swaps to modify interest rate characteristics of existing debt obligations to manage interest rate exposure. These are recorded at fair value either as assets or liabilities in the accompanying consolidated statements of assets and liabilities with changes in the fair value of interest rate swaps during the period are recognized in the accompanying consolidated statements of operations.

The fair value of interest rate swap contracts open as of June 30, 2018 is included on the schedules of investments by contract. For the six months ended June 30, 2018, the company’s notional exposure to interest rate swap contracts was $58,527,880.

Consolidated Statement of Assets and Liabilities - Values of Derivatives at June 30, 2018

	Asset Derivatives		Liability Derivatives

Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$1,167,993	Swap contracts, at fair value	$37,925
		$1,167,993		$37,925

The effect of derivative instruments on the Consolidated Statement of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the three months ended June 30, 2018	Change in net unrealized depreciation on derivative transactions for the six months ended June 30, 2018
Swaps
Interest Rate Risk	$476,262	$974,000
	$476,262	$974,000

By using derivative instruments, the company is exposed to the counterparty’s credit risk — the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains that are recognized in the consolidated statement of assets and liabilities. The company minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements, as appropriate.

In regard to our investment in the Canadian Northern Lights Portfolio, we have foreign currency exposure related to our revenue and operating expenses which are denominated in the Canadian Dollars. While we are currently of the opinion that the currency fluctuation between the Canadian and U.S. Dollar will not have a material impact on our operating results, we may in the future hedge this risk through the use of foreign exchange swap transactions or other financial instruments if the impact on our results of operations becomes material.

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

The company does not consolidate its investments for financial statements, rather it accounts for its investments at fair value under ASC 946. The tax attributes of the individual investments will be considered and incorporated in the company’s fair value estimates for those investments. The amounts recognized in the consolidated financial statements for unrealized appreciation and depreciation will result in a difference between the consolidated financial statements and the cost basis of the assets for tax purposes. These differences will be recognized as deferred tax assets and liabilities. Generally, the entities that hold the company’s investments will be included in the consolidated tax return of GREC and the differences between the amounts recognized for financial statement purposes and the tax return will be recognized as additional deferred tax assets and liabilities.

The company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time.

The company assessed its tax positions for all open tax years as of June 30, 2018 for all U.S. federal and state tax jurisdictions for the years 2014 through 2017. The results of this assessment are included in the company’s tax provision and deferred tax assets as of June 30, 2018.

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

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Act.

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

Cost Recovery

Under the Act, a company can expense 100% of investments in depreciable property other than real property or certain utility property and certain businesses with floor plan indebtedness. The new rules apply to original or used property. The new rules apply to investments made after September 27, 2017 and before January 1, 2023. The phase-out period begins on January 1, 2023 and ends on December 31, 2026.

The Company expects to opt out of the 100% deduction on its eligible assets acquired in 2017 and 2018.

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

Net Operating Losses (NOL)

Under the Act, NOL generated after December 31, 2017 can only offset up to 80% of taxable income. The unused NOL can be carried forward indefinitely. The NOL generated before January 1, 2018 remains subject to the old rules (i.e., 100% utilization and 20-year expiration). When scheduling out future NOL utilization for the valuation reserve analysis, the Company applied the NOL limitation rules.

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

 Note 3. Investments

The composition of the company’s investments as of June 30, 2018 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$64,701,962	67,805,865	24.9%
Mid-West Region	1,885,720	1,822,985	0.7
Mountain Region	44,735,041	44,312,329	16.2
South Region	69,140,109	66,876,524	24.5
West Region	80,968,498	89,854,328	32.9
Total United States	$261,431,330	270,672,031	99.2%
Canada:	1,603,136	2,207,755	0.8
Total	$263,034,466	272,879,786	100.0%

The composition of the company’s investments as of December 31, 2017 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$59,828,924	61,876,000	28.3%
Mid-West Region	1,022,813	1,010,292	0.5
Mountain Region	40,588,577	42,220,262	19.3
South Region	57,033,202	57,716,376	26.4
West Region	52,284,375	53,469,417	24.5
Total United States	$210,757,891	216,292,347	99.0%
Canada:	1,603,136	2,093,827	1.0
Total	$212,361,027	218,386,174	100.0%

The composition of the company’s investments as of June 30, 2018 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar	$161,831,107	$163,356,216	59.9%
Alternative Energy – Residential Solar	37,503,136	43,042,889	15.8
Alternative Energy – Wind	62,626,680	65,370,384	23.9
Energy Efficiency – Lighting Replacement	1,073,543	1,110,297	0.4
Total	$263,034,466	$272,879,786	100.0%

The composition of the company’s investments as of December 31, 2017 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar	$110,855,889	$110,381,133	50.5%
Alternative Energy – Residential Solar	37,503,136	40,124,684	18.5
Alternative Energy – Wind	62,846,681	66,702,849	30.5
Energy Efficiency – Lighting Replacement	1,155,321	1,177,508	0.5
Total	$212,361,027	$218,386,174	100.0%

Investments held as of June 30, 2018 and December 31, 2017 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors or investments in limited liability companies for which the company serves as managing member.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investments, by major class, as of June 30, 2018, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$270,059,660	$270,059,660
Capital Stock	—	—	2,207,755	2,207,755
Energy Efficiency Secured Loans	—	—	612,371	612,371
Total	$—	$—	$272,879,786	$272,879,786
Other Financial Instruments*
Unrealized appreciation on open swap contracts	$—	$1,167,993	$—	$1,167,993
Unrealized depreciation on open swap contracts	—	(37,925)	—	(37,925)
Total	$—	$1,130,068	$—	$1,130,068

*Other financial instruments are derivatives, such as futures, forwards and swaps.  These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2018:

	Balance as of December 31, 2017	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Sales and Repayments of investments (2)	Balance as of June 30, 2018
Limited Liability Company Member Interests	$215,619,476	$3,706,245	$—	$55,233,939	$(4,500,000)	$270,059,660
Capital Stock	2,093,827	178,787	(64,859)	—	—	2,207,755
Energy Efficiency - Secured Loans	672,871	—	—	—	(60,500)	612,371
Total	$218,386,174	$3,885,032	$(64,859)	$55,233,939	$(4,560,500)	$272,879,786

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments for the three and six months ended June 30, 2018 attributable to Level 3 investments still held at June 30, 2018 was $1,891,377 and $3,885,032, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the three months ended June 30, 2018.

Net change in unrealized appreciation on investments at fair value for the three months and six months ended June 30, 2018 was $1,891,377 and $3,885,032, respectively, included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. There were no net realized gains or losses on investments at fair value for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2018, net unrealized currency losses arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $25,868 and $64,859, respectively, and included within net change in unrealized appreciation (depreciation) on foreign currency translation in the consolidated statements (depreciation) of operations.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2017:

	Balance as of December 31, 2016	Net change in unrealized appreciation (depreciation) on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Sales and Repayments of investments (2)	Balance as of June 30, 2017
Limited Liability Company Member Interests	$112,536,561	$1,361,258	$—	$40,111,512	$—	$154,009,331
Capital Stock	1,815,169	123,888	51,924	—	—	1,990,981
Energy Efficiency - Secured Loans	771,371	—	—	—	(35,000)	736,371
Total	$115,123,101	$1,485,146	$51,924	$40,111,512	$(35,000)	$156,736,683

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)	Includes principal repayments on loans.

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

Net change in unrealized appreciation on investments at fair value for the three and six months ended June 30, 2017 was $1,606,324 and $1,485,146, respectively, included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. There were no net realized gains or losses on investments at fair value for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2017, net unrealized currency gains arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $38,991 and $51,924, respectively, and included within net change in unrealized appreciation on foreign currency translation in the consolidated statements of operations.

As of June 30, 2018, certain company investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of June 30, 2018:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy – Commercial Solar	$114,312,019	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.25% - 8.50%, 0.50% annual degradation in production, 12.8 – 33.5 years
Alternative Energy – Commercial Solar	$49,044,196	Transaction cost	N/A	N/A
Alternative Energy – Residential Solar	$43,042,889	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	8.75% - 11.00%, 0.50% annual degradation in production, 12.8 – 33.5 years
Alternative Energy – Wind	$65,370,385	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	8.50%, no annual degradation in production, 24.5 – 28.3 years
Energy Efficiency- Secured Loans and Leases– Lighting Replacement	$1,110,297	Income and collateral based approach	Market yields and value of collateral	10.25% - 20.40%

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

For the three and six months ended June 30, 2018, the company incurred $2,344,746 and $4,646,743, respectively, in operating expenses, including the management fees earned by the advisor. For the three and six months ended June 30, 2017, the company incurred $1,209,850 and $2,583,232, respectively, in operating expenses, including the management fees earned by the advisor. Since January 1, 2015, the advisor has elected to limit the company’s Expenses to no higher than 5% annually of the company’s average net assets.

For the three and six months ended June 30, 2018, the advisor earned $1,353,001 and $2,518,729 respectively, in management fees. For the three and six months ended June 30, 2017, the advisor earned $759,492 and $1,456,638, respectively, in management fees. For the three and six months ended June 30, 2018, a $468,354 and $958,834 decrease in net assets attributed to the special unitholder, respectively, was recorded based primarily upon unrealized appreciation on investments. For the three and six months ended June 30, 2017, a $308,000 and $307,414 decrease in net assets attributed to the special unitholder, respectively, was recorded based primarily upon unrealized appreciation on investments.

As of June 30, 2018, due to advisor on the consolidated statements of assets and liabilities in the amount of $26,857 is solely comprised of a payable to the advisor for reimbursable Organization and Offering Costs. As of December 31, 2017, due to advisor on the consolidated statements of assets and liabilities in the amount of $10,417 is solely comprised of a payable to the advisor for reimbursable Organization and Offering Costs.

For the three and six months ended June 30, 2018, the company paid $243,559 and $424,929, respectively, in dealer manager fees and $776,271 and $1,270,145, respectively, in selling commissions to the dealer manager. For the three and six months ended June 30, 2017, the company paid $162,449 and $381,053, respectively, in dealer manager fees and $456,792 and $1,194,925, respectively, in selling commissions to the dealer manager. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the company’s consolidated statements of operations.

For the three months ended March 31, 2017, Greenbacker Administration, LLC invoiced the company $115,983 for expenses, at cost, for services related to asset management and accounting services related to the company’s investments. Effective on April 1, 2017, these expenses were invoiced directly to the company’s investments.

As of June 30, 2018, and December 31, 2017, the advisor owned 23,601 Class A shares.

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All loans with LED Funding LLC, an AEC Company, converted to operating leases on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of June 30, 2018, all loans and operating losses are considered current per their terms.

Note 6. Borrowings

On January 5, 2018, the company, through GREC HoldCo, entered into a credit agreement by and among the Company, the Company’s wholly owned subsidiary, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The new credit facility (the “Credit Facility”) consists of a loan of up to the lesser of $60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allows for additional drawdowns through December 31, 2018, at which point the outstanding balance converts to a term loan that matures on January 5, 2024. With additional drawdowns through June 30, 2018, the outstanding balance is approximately $30.7 million. Financing costs of $1,341,038 related to the Credit Facility, and the previous Facility 1 and Facility 2 Term Loans, have been capitalized and are being amortized over the current term of the Credit Facility.

Interest on the Credit Facility, which bears interest at one-month LIBOR plus 2.125%, is payable on the last day of each month commencing January 31, 2018. Commitment fees on the average daily unused portion of the Credit Facility are payable at a rate per annum of 0.50% through December 31, 2018.

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

The company’s outstanding debt as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018					December 31, 2017
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
Credit Facility	$60,000,000	$30,665,460	$30,665,460	$1,232,828	$29,432,632	—	—	—	—	—
Facility 1 Term Loan	—	—	—	—	—	$—	$3,893,889	$3,893,889	$745,430	$3,148,459
Facility 2 Term Loan	—	—	—	—	—	—	9,761,905	9,761,905	—	9,761,905
Total	$60,000,000	$30,665,460	$30,665,460	$1,232,828	$29,432,632	$—	$13,655,794	$13,655,794	$745,430	$12,910,364

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the three and six months ended June 30, 2018:

	For the three months Ended June 30, 2018	For the six months Ended June 30, 2018
Credit Facility commitment fee	$218,978	$520,353
Credit Facility Loan interest	272,423	570,457
Amortization of deferred financing costs	55,632	108,210
Total	547,033	1,199,020
Weighted average interest rate on credit facility	4.13%	4.03%
Weighted average outstanding balance of credit facility	$30,665,460	$29,291,568

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the year ended December 31, 2017:

For the year Ended December 31, 2017
Revolver interest	$444,303
Revolver commitment fee	81,109
Credit Facility Loan Interest	157,811
Amortization of deferred financing costs	164,725
Total	847,948
Weighted average interest rate on credit facility	4.87%
Weighted average outstanding balance of credit facility	$8,481,848

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2018	$—
2019	2,519,220
2020	2,610,193
2021	2,570,228
2022	2,198,372
Thereafter	20,767,446
$30,665,459

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

Class P-A : While Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017 and were not offered for sale for the period through April 15, 2018, effective April 16, 2018 Class P-A shares are again offered with a selling commission of up to 6% and a dealer manager fee of up to 2.50%. As of June 30, 2018, no shares have been issued.

Class I and Class P-I: No selling commission or distribution fee will be paid for sales of any Class I and Class P-I shares. Each Class I share is subject to a dealer manager fee of up to 1.75% per share.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of June 30, 2018:

	Shares Outstanding as of December 31, 2017	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of June 30, 2018
Class A shares	13,857,830	1,721,968	(140,037)	15,439,761
Class C shares	1,431,999	395,921	(4,227)	1,823,693
Class I shares	4,511,832	875,608	(26,071)	5,361,369
Class P-I Shares	3,387,568	3,772,284	(9,743)	7,150,109
Total	23,189,229	6,765,781	(180,078)	29,774,932

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2017:

	Shares Outstanding as of December 31, 2016	Shares Issued During the Period	Shares Converted During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2017
Class A shares	10,878,502	3,348,253	—	(368,925)	13,857,830
Class C shares	1,041,836	396,204	—	(6,041)	1,431,999
Class I shares	2,754,491	1,838,656	—	(81,315)	4,511,832
Class P-A shares	47,774	3,092	(50,866)	—	—
Class P-I Shares	199,319	3,147,692	50,866	(10,309)	3,387,568
Total	14,921,922	8,733,897	—	(466,590)	23,189,229

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the six months ended June 30, 2018 and June 30, 2017 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the six months ended June 30, 2018:
Proceeds from Shares Sold	$13,399,227	$3,171,421	$6,868,262	$—	$33,274,869	$56,713,779
Proceeds from Shares Issued through Reinvestment of Distributions	$1,802,611	$224,249	$826,577	$—	$—	$2,853,437
For the six months ended June 30, 2017:
Proceeds from Shares Sold	$13,145,303	$1,037,822	$6,014,894	$27,075	$14,702,757	$34,927,851
Proceeds from Shares Issued through Reinvestment of Distributions	$1,482,673	$174,540	$533,679	$—	$—	$2,190,892
Capital transfers from the conversion of Shares	$—	$—	$—	$(441,005)	$441,005	$—

As of June 30, 2018, and December 31, 2017, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The LLC Agreement also authorizes the board of directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit. The proceeds related to the shareholder receivable amount of $380,439 presented on the consolidated statements of assets and liabilities as of June 30, 2018 were subsequently collected on July 2, 2018.

Distribution Reinvestment Plan

The company adopted a distribution reinvestment plan (“DRP”) through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the public offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the public offering. As of June 30, 2018, and December 31, 2017, $50,000,000 in shares were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of June 30, 2018, and December 31, 2017, 1,332,956 and 1,008,948 shares, respectively, were issued under the DRP.

Share Repurchase Program

During the quarter ended September 30, 2015, the company commenced a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold Class A, C, I, P-A (commencing as of April 16, 2018) or P-I shares (commencing as of October 1, 2017) to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program includes numerous restrictions that will limit a shareholder’s ability to sell shares. Unless the board of directors determines otherwise, the company limits the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the DRP. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the six months ended June 30, 2018, the company repurchased 140,037 Class A shares, 4,227 Class C shares, 26,071 Class I shares and 9,743 Class P-I shares at a total purchase price of $1,237,852, $36,240, $230,106 and $85,838, respectively, pursuant to the company’s share repurchase program. For the six months ended June 30, 2017, the company repurchased 177,670 Class A shares and 43,020 Class I shares at a total purchase of $1,601,265 and $387,780, respectively, pursuant to the company’s share repurchase program, including 93,192 shares from an affiliate of the advisor.

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

Distribution Period		A	C	I	P-A	P-I
1-Jan-15	31-Oct-15	$0.0016438	$0.0016438	$0.0016438	—	—
1-Nov-15	31-Jan-16	$0.0016478	$0.0016478	$0.0016478	—	—
1-Feb-16	30-Apr-16	$0.0016551	$0.0016551	$0.0016551	—	—
1-May-16	31-Jul-16	$0.0016617	$0.0016617	$0.0016617	$0.0015826	$0.0015826
1-Aug-16	31-Oct-16	$0.0016766	$0.0016766	$0.0016766	$0.0015968	$0.0015968
1-Nov-16	31-Jan-17	$0.0016856	$0.0016402	$0.0016856	$0.0016036	$0.0016036
1-Feb-17	31-Apr-17	$0.0016807	$0.0016350	$0.0016807	$0.0015952	$0.0015952
1-May-17	31-Jul-17	$0.0016710	$0.0016273	$0.0016710	$0.0015952	$0.0015828
1-Aug-17	31-Oct-17	$0.0016690	$0.0016265	$0.0016690	—	$0.0015901
1-Nov-17	31-Jan-18	$0.0016690	$0.0016265	$0.0016690	—	$0.0015828
1-Feb-18	31-Apr-18	$0.0016690	$0.0016265	$0.0016690	—	$0.0015828
1-May-18	30-Jun-18	$0.0016690	$0.0016265	$0.0016690	$—	$0.0015828

The following table reflects the distributions declared during the six months ended June 30, 2018:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2018	$728,738	$464,821	$1,193,559
March 1, 2018	682,038	428,310	1,110,348
April 2, 2018	790,925	474,370	1,265,295
May 1, 2018	792,185	475,874	1,268,059
June 1, 2018	883,662	507,728	1,391,390
July 2, 2018	927,638	502,334	1,429,972
Total	$4,805,186	$2,853,437	$7,658,623

The following table reflects the distributions declared during the six months ended June 30, 2017:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2017	$431,686	$349,842	$781,528
March 1, 2017	413,270	332,761	746,031
April 3, 2017	482,113	371,902	854,015
May 1, 2017	486,864	370,463	857,327
June 1, 2017	524,909	383,585	908,494
July 3, 2017	534,165	382,339	916,504
Total	$2,873,007	$2,190,892	$5,063,899

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Cash from operations	$4,588,850	$2,654,310
Offering proceeds	—	88,515
Total Cash Distributions	$4,588,850	$2,742,825

All distributions paid for the six months ended June 30, 2018 are expected to be reported as a return of capital to stockholders for tax reporting purposes and all distributions paid for the six months ended June 30, 2017 were reported as a return of capital to stockholders for tax purposes.

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $250,000,000 in net assets is reached, the portfolio is leveraged by at least 33% as well as being fully invested in operating assets.

Note 9. Commitments and Contingencies

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of June 30, 2018, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Investment in to be constructed assets: Pursuant to various engineering, procurement and construction contracts to which three operating entities of the company are individually a party, the operating entities, and indirectly the company, has committed and outstanding balance of approximately $48.3 million to complete construction of the facilities. Based upon current construction schedules, the expectation is these commitments will be fulfilled early in 2019.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to various project loan agreements between the operating entities of the company, subsidiary holding companies and various lenders, the operating entities and the subsidiary holding companies have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from March 2021 through March 2032. Pursuant to a credit agreement between GREC Holdco and a financial institution, Holdco has pledged all solar operating assets as well as all membership interests in operating subsidiaries owned by GREC Holdco as collateral for the loan. GREC and the company have provided an unsecured guaranty (“Guarantors”) on the outstanding principal of certain subsidiary loans, which is approximately $64,965,000, as of June 30, 2018. The Guarantors would only have to perform under the guarantee if the cash flow or the liquidation of collateral at the operating entities or subsidiary holding companies was inadequate to fully liquidate the remaining loan balance.

Unsecured guarantee of subsidiary renewable energy credit (“REC”) forward contracts: For the majority of the forward REC contracts currently effective as of June 30, 2018 where a subsidiary of the company is the principal, the company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is approximately $728,531 as of June 30, 2018.

See Note 1 — Organization and Operations of the Company and Note 5 — Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

Note 10. Financial Highlights

	For the six months ended June 30, 2018
	Class A Shares	Class C Shares	Class I Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.68	$8.42	$8.68	$8.81
Net investment income (3)	0.25	0.25	0.25	0.25
Net realized and unrealized gain/(loss) on investments, net of incentive allocation to special unitholder	0.19	0.19	0.19	0.19
Change in translation of assets and liabilities denominated in foreign currencies (4)	—	—	—	—
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.05)	(0.05)	(0.05)	(0.05)
Net increase in net assets attributed to common stockholders	0.39	0.39	0.39	0.39
Shareholder distributions:
Distributions from net investment income	(0.20)	(0.20)	(0.20)	(0.20)
Distributions from offering proceeds	(0.10)	(0.09)	(0.10)	(0.08)
Offering costs and deferred sales commissions	(0.02)	(0.05)	(0.03)	—
Other (2)	(0.03)	0.03	(0.02)	(0.02)
Net increase in members’ equity attributed to common shares	0.04	0.08	0.04	0.09
Net asset value for common shares at end of period	$8.72	$8.50	$8.72	$8.90
Common shareholders’ equity at end of period	$134,682,318	$15,497,098	$46,767,667	$63,632,815
Common shares outstanding at end of period	15,439,761	1,823,693	5,361,369	7,150,109

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	3.97%	4.48%	3.96%	4.36%
Ratio of net investment income to average net assets	5.90%	6.07%	5.90%	5.82%
Ratio of operating expenses to average net assets	4.20%	4.32%	4.20%	4.14%
Portfolio turnover rate	0.02%	0.02%	0.02%	0.02%

(1) The per share data for Class A, C, I and P-I Shares were derived by using the weighted average shares outstanding during the period ended June 30, 2018, which were 14,602,262, 1,613,731, 4,961,319 and 4,689,184, respectively.

(2) Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

(3) Does not reflect any incentive fees that may be payable to the Special Unitholder.

(4) Amount is less than $0.01 per share.

The following is a schedule of financial highlights of the company attributed to Class A, C, I and P-I shares for the six months ended June 30, 2017.

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

Note 11. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2018 (unaudited), except as noted below.

On July 25, 2018, as part of the construction of the Midway III Portfolio (“Midway”) by Midway III Manager LLC (“Midway Manager”), an indirect, wholly owned subsidiary of the company, the company became indirectly responsible for approximately $17 million in construction financing provided by a financial institution to Midway Manager collateralized by solar assets held by 97WI 8ME, LLC, an indirect subsidiary of Midway Manager. While the loan accrues variable rate interest plus applicable margin, Midway Manager entered into a swap on July 26, 2018 such that the all-in-rate on the loan is 3.1085%. The net financing proceeds were utilized to reduce the company’s investment in Midway. Coincident with the financing, a tax equity partner invested approximately $3.5 million into the parent of 97WI 8ME, LLC as the first drawdown associated with an equity capital contribution agreement.

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

Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as RECs and EECs, which are generated by the projects and the sale of by-products such as organic compost materials. We initially have focused on solar energy and wind energy projects as well as energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes and therefore we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives make wind energy and other types of projects attractive as well. Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Since solar technology is scalable and well-established, it is expected to be a relatively straightforward process to integrate new acquisitions and projects into our portfolio. Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses.

Our preferred investment strategy is to acquire controlling equity stakes in our target assets or to be named the managing member of a limited liability company to oversee and supervise their operations. We define controlling equity stakes as companies in which we own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors. However, we will also provide financing to projects owned by GREC or others, including through the provision of secured loans which may or may not include some form of equity participation. We may also provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, and preferred equity, and make minority equity investments. We may also participate in projects by acquiring contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of a project. We may also make equity investments in or loans to parties financing the supply of renewable energy and energy efficiency to residential and commercial customers or the adoption of strategies to reduce the consumption of energy by those customers. Our strategy will be tailored to balance long-term cash flow certainty, which we can achieve through long-term agreements for our products, with shorter term arrangements that allow us to potentially generate higher risk-adjusted returns.

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

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the six months ended June 30, 2018 and the year ended December 31, 2017.

	For the six months ended June 30, 2018	For the year ended December 31, 2017
Investment grade:
Utility	72.4%	61.9%
Municipality	5.7	6.1
Corporation	0.4	0.3
Subtotal investment grade	78.5%	68.3%

Non-investment grade or no rating:
Utility	0.3%	0.4%
Municipality	2.3	3.3
Residential	17.2	25.7
Corporation	1.7	2.3
Subtotal non-investment grade or no rating	21.5%	31.7%

Total	100.0%	100.0%

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

The table below sets forth the company’s investments in alternative energy generation portfolios as of June 30, 2018.

	Acquisition Date	Industry	Location(s)	Form of Investment ***	Cost**/ Principal Amount*	Assets	Generation Capacity in (MW)*
Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Residential Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	.6
Colorado CSG Solar Portfolio	First quarter 2018	Alternative Energy – Commercial Solar	Colorado	100% equity ownership	$2,640,000	Ground and roof mounted solar systems	25.200
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015, Second quarter 2018	Alternative Energy – Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$36,649,875	Commercial ground and roof mounted solar photovoltaic systems	26.203
Enfinity Colorado DHA Portfolio	First quarter 2017	Alternative Energy – Residential Solar	Colorado	100% equity ownership	$1,400,000	Residential rooftop mounted solar photovoltaic systems	2.508
Foresight Solar Portfolio	Fourth quarter 2017	Alternative Energy – Commercial Solar	California, Colorado	Managing member, majority equity owner	$13,650,000	Commercial ground mounted solar photovoltaic systems	10.0
Golden Horizons Solar Portfolio	Fourth quarter 2017	Alternative Energy – Solar	California	100% equity ownership	$9,200,000	Commercial ground mounted solar photovoltaic systems	7.792
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency – Lighting Replacement	Puerto Rico	Capital lease	$461,172	Energy efficiency LED lighting	—
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Commercial Solar	Vermont	100% equity ownership	$17,582,823	Commercial ground mounted solar photovoltaic systems	7.393
Greenbacker Residential Solar Portfolio	Third quarter 2016, First quarter 2017, Second quarter 2017	Alternative Energy – Residential Solar	Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	100% equity ownership or managing member, majority equity owner	$28,100,000	Residential rooftop mounted solar photovoltaic systems	18.559
Greenbacker Residential Solar Portfolio II	Second quarter 2017	Alternative Energy – Residential Solar	Arizona, California, Connecticut, Maryland, Massachusetts, Nevada, New Jersey and New York	Managing member, majority equity owner	$6,400,000	Residential rooftop mounted solar photovoltaic systems	10.221
Greenbacker Wind – California	Fourth quarter 2017	Alternative Energy – Wind	California	100% equity ownership	$9,500,000	Operating wind power facilities	6.0
Greenbacker Wind – Idaho	Second quarter 2017	Alternative Energy – Wind	Idaho	100% equity ownership	$7,320,000	Operating wind power facilities	10.5
Greenbacker Wind – Montana	Fourth quarter 2015, Fourth quarter 2016	Alternative Energy – Wind	Montana	Managing member, equity owner	$21,389,487	Operating wind power facilities	35.0
Greenbacker Wind – Vermont	Fourth quarter 2017	Alternative Energy – Wind	Vermont	100% equity ownership	$24,417,193	Operating wind power facilities	10.0
Magnolia Sun Portfolio	Third quarter 2015, First quarter 2016	Alternative Energy – Commercial Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted solar photovoltaic systems	5.302
Midway III Portfolio	Fourth quarter 2017	Alternative Energy – Commercial Solar	California	100% equity ownership	$37,271,519	Commercial ground mounted solar photovoltaic systems	26.0
Raleigh Portfolio	Third quarter 2017	Alternative Energy – Commercial Solar	North Carolina	Managing member, majority equity Owner	$20,672,006	Commercial ground mounted solar photovoltaic systems	27.829
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency – Lighting Replacement	Pennsylvania	Secured loan	$612,371	Energy efficiency LED lighting	—
Six States Solar Portfolio	Fourth quarter 2015, Third quarter 2017	Alternative Energy – Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% equity ownership	$12,470,306	Ground and roof mounted solar systems	12.973
Sunny Mountain Portfolio	Third quarter 2014	Alternative Energy – Commercial Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.801
Tar Heel Solar II Portfolio	Second quarter 2018	Alternative Energy – Commercial Solar	Colorado	100% equity ownership	$35,000	Commercial and residential ground and roof mounted solar photovoltaic systems	13.5

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

After the finalization of the June 30, 2018 net asset value, the current offering price of the Class A shares is $9.829 per share, the current offering price of the Class C shares is $9.172 per share, the current offering price of the Class I shares is $9.029 per share the current offering price of the Class P-A shares is $9.694, and the current offering price of the Class P-I shares is $8.900 per share.

As of June 30, 2018, and December 31, 2017, through initial purchases of shares and participation in the DRP program, our advisor owned 23,601 shares. The affiliate of our advisor redeemed all of its shares during the year ended December 31, 2017 and no longer owns shares.

As of June 30, 2018, we had received subscriptions for and issued 30,764,829 of our shares (including shares issued under the DRP) for gross proceeds of 291,931,214 (before dealer-manager fees of 3,667,368 and selling commissions of 12,428,242 for net proceeds of 275,832,986). As of December 31, 2017, we had received subscriptions for and issued 24,008,372 of our shares (including shares issued under the DRP) for gross proceeds of $230,720,821 (before dealer-manager fees of $3,242,439 and selling commissions of $11,160,498 for net proceeds of $216,317,884).

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

Credit risk. We have potential exposure due to changes in credit ratings for our (1) counterparties to the electricity and environmental credit sales agreements (including PPAs) for our projects, (2) counterparties responsible for project construction and hedging arrangements, (3) companies in which we may invest and (4) any potential debt financing we or our projects may obtain. We seek to mitigate credit risk by entering into contracts with high quality counterparties. However, it is still possible that these counterparties may be unable to fulfill their contractual obligations to us. If counterparties to the electricity sales agreements for our projects or the companies in which we invest are unable to make payments to us when due, or at all, our financial condition and results of operations could be materially adversely affected. While we seek to mitigate construction-related credit risk by entering into contracts with high quality EPC companies with appropriate bonding and insurance capacity, if EPCs to the construction agreements for our projects are unable to fulfill their contractual obligations to us, our financial condition and results of operation could be materially adversely affected. We seek to mitigate credit risk by deploying a comprehensive review and asset selection process, including worst case analysis, and careful ongoing monitoring of acquired assets as well as mitigation of negative credit effects through back up planning. Nevertheless, unanticipated credit losses may occur which could adversely impact our operating results.

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

Dividend income is recorded (1) on the ex-dividend date for publicly issued securities and (2) when received from private investments. Dividends received from the company’s private investments, which generally reflect net cash flow from operations, are declared, accrued and paid on a quarterly basis at a minimum.

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

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. As of June 30, 2018, and December 31, 2017, the company recorded a liability for deferred sales commissions in the amount of $227,416 and $249,858, respectively.

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

Portfolio and Investment Activity

As of June 30, 2018, the company invested in numerous solar, wind and energy efficiency projects included in 20 investment portfolios, as well as one energy efficiency secured loan, as follows:

Colorado CSG Solar Portfolio

The Colorado CSG portfolio, consists of 13 to-be-constructed community solar projects located in the State of Colorado with a combined generating capacity of approximately 25.2MWdc. The individual projects are expected to reach commercial operation at varying dates ranging from Q3 2018 to Q1 of 2019. The Projects are part of Xcel Energy’s Community Solar Garden (“CSG”) program.

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

Lastly, on February 8, 2018 Greenbacker Renewable Energy Corp. entered into a $4.5 million secured construction loan agreement with Phelps 158 Solar Farm, LLC to construct a solar photovoltaic system  with  a  capacity  of  approximately  6.75  MW  (DC)  located  in  Conway,  North Carolina. As of June 30, 2018, the secured construction loan was paid off and the company purchased the site. Phelps 158 Solar Farm, LLC is included in the East to West Solar Portfolio, and has approximately 15 years remaining on the PPA.

Foresight Solar Portfolio

The Foresight Solar Portfolio is a 10 MW portfolio of operating solar projects located in California and Colorado. The portfolio consists of six operating ground mount systems between 0.5 MW and 2 MW which have been operational for an average of three years, with approximately 17 years remaining on the PPAs.

Golden Horizons Portfolio

The Golden Horizons Portfolio consists of two operating solar photovoltaic (“PV”) systems comprising 7.7 MW located in North Palm Springs, California. The projects were placed in service throughout 2011 and sell power to California utility through a 20-year power purchase agreement (“PPA”) with 14 years currently remaining. Since the acquisition, the company has invested approximately $1 million in upgrades to the tracker mechanisms as well as other aspects.

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

Six States Solar Portfolio

The company previously leased 12.973 MW of operating solar power facilities located on 27 sites in the states of Arizona, California, Colorado, Connecticut, Indiana, and North Carolina under a master lease agreement. During the remaining term of the lease, which is approximately 17 years, there is the potential for the company to purchase these assets directly upon agreement and consent of the parties. With over 82% of the contracted revenues from investment grade counterparties, the average remaining life of the PPA is approximately 13.6 years. During June 2018 the company acquired twelve solar systems comprising 4.55 MW that were previously leased. The Six States Solar Portfolio now consists of these 13 facilities plus the remaining fourteen facilities that continue to be leased. The projects that were purchased have an average life remaining of approximately 15 years under various power purchase agreements.

The owned Six States Solar Portfolio (the owned “SSS Portfolio”) consists of ground and roof mounted solar units located on municipal and commercial properties generally described as follows:

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

5.	Sacramento County Water Agency — Sacramento County Water Agency (“SCWA”). This system has generation capacity of 921.2 kW and is located in Sacramento, California. The system sells power to the Sacramento County Waste Authority (“SCWA”) which was established in 1952 with the passage of the Sacramento County Water Agency Act and a commitment to providing safe and reliable drinking water to over 55,000 homes and businesses. Additionally, performance-based incentives are sold to the Sacramento Municipality Utility District (“SMUD”).

6.	Tanque Verde School District — Tanque Verde School District (“TVSD”). This is comprised of four systems located in Tucson, AZ with a total generation capacity of 1.51 MW. The systems sell power to the Tanque Verde School District (“TVSD”), that encompasses four schools. Additionally, RECs are sold to the local utility, Tuscan Electric Power.

7.

Northern Indiana Public Service Company — Northern Indiana Public Service Company (“NIPSCO”). This is comprised of three systems located in Goshen, Milford, and Topeka, Indiana with a total generation capacity of 1.32 MW. The systems sell power to NIPSCO, Indiana’s largest natural gas distributor and second-largest distributor of electricity serving more than one million customers.

The leased Six States Solar Portfolio (the leased “SSS Portfolio”) consists of approximately 8.423 MW of ground and roof mounted solar units located on municipal and commercial properties generally described as follows:

1.	South Adams County Water and Sanitation District — The South Adams County Water and Sanitation District (“South Adams”). This system has generation capacity of 165 kW and is located in Commerce City, CO. The system sells power under a long-term PPA to the South Adams County Water and Sanitation District, formed in 1953 under the State of Colorado Special District provisions to serve nearly 50,000 customers. Additionally, RECs are sold to the local utility, Xcel Energy.

2.	Floyd Road Solar Portfolio — This system has generation capacity of 6.75 MW and is located in Gaston, NC. The system sells power directly to the local utility, Dominion Energy, under a 15-year PPA. Additionally, RECs are sold to a third-party. The system achieved commercial operation in the second quarter of 2017. On July 14, 2017, the company sold Floyd Road for approximately $11,400,000 and leased the facility back for a period of 24 years. De Lage Landen Financial Services was the sale/leaseback entity.

3.	Denver Public Schools — Denver Public Schools (“DPS”). This is comprised of 13 systems located in Denver, CO with a total generation capacity of 1.49 MW. The systems sell power to DPS, which encompasses 185 schools that serve 90,150 students. Additionally, RECs are sold to the local utility, Xcel Energy.

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

With the inclusion of owned, under construction and leased assets, the company operates approximately 141.48 MW of operating commercial solar power facilities throughout the United States as of June 30, 2018.

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

Greenbacker Residential Solar Portfolio

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

The company operates approximately 31.30 MW of operating residential solar power facilities throughout the United States and Canada as of June 30, 2018.

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

The company currently operates approximately 61.5 MW of operating wind power facilities throughout the United States.

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

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans and capital leases outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of June 30, 2018, all loans and capital leases were considered current per their terms.

Investment Summary

The following table presents the purchases of new investments or the funding of additional capital for existing investments for the six months ended June 30, 2018 and June 30, 2017:

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Alternative Energy - Commercial Solar
Colorado CSG Solar Portfolio	$2,640,000	$—
East to West Solar Portfolio	13,215,000	4,633,000
Floyd Road Solar Farm Portfolio	—	10,596,559
Foresight Solar Portfolio	449,929	—
Golden Horizons Solar Portfolio	—	50,000
Green Maple Portfolio	4,507,823	180,000
Midway III Solar Portfolio	27,177,658	—
Six States Solar Portfolio	7,700,000	50,000
Tar Heel Solar II Portfolio	35,000	—
Alternative Energy - Residential Solar
Enfinity Colorado DHA Portfolio	—	1,400,000
Greenbacker Residential Solar Portfolio	—	8,250,000
Greenbacker Residential Solar II	—	6,400,000
Alternative Energy - Wind
Greenbacker Wind Portfolio - Montana	—	8,575,000
Energy Efficiency Secured Loans
GREC Energy Efficiency LLC Portfolio	1,500	—
	$55,726,910	$40,134,559

The composition of the company’s investments as of June 30, 2018, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar:
Colorado CSG Solar Portfolio	$2,640,000	$2,612,586	1.0%
East to West Solar Portfolio	36,649,875	34,848,730	12.8
Foresight Solar Portfolio	13,650,000	13,977,757	5.1
Golden Horizons Solar Portfolio	9,200,000	15,010,021	5.5
Green Maple Portfolio	17,582,823	15,833,354	5.8
Magnolia Sun Portfolio	10,775,000	9,076,739	3.3
Midway III Solar Portfolio	37,271,519	37,223,134	13.6
Raleigh Portfolio	20,672,006	20,862,042	7.7
Six States Solar Portfolio	12,470,306	12,733,000	4.7
Sunny Mountain Portfolio	884,578	1,143,853	0.4
Tar Heel Solar II Portfolio	35,000	35,000	0.0
Subtotal	$161,831,107	$163,356,216	59.9%
Alternative Energy – Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$2,207,755	0.8%
Enfinity Colorado DHA Portfolio	1,400,000	1,799,127	0.7
Greenbacker Residential Solar Portfolio	28,100,000	27,639,442	10.1
Greenbacker Residential Solar Portfolio II	6,400,000	11,396,565	4.2
Subtotal	$37,503,136	$43,042,889	15.8%
Alternative Energy – Wind:
Greenbacker Wind Portfolio – California	$9,500,000	$8,562,358	3.1%
Greenbacker Wind Portfolio – Idaho	7,320,000	6,728,769	2.5
Greenbacker Wind Portfolio – Montana	21,389,487	21,191,685	7.7
Greenbacker Wind Portfolio – Vermont	24,417,193	28,887,572	10.6
Subtotal	$62,626,680	$65,370,384	23.9%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$461,172	$497,926	0.2%
Renew AEC One, LLC	612,371	612,371	0.2
Subtotal	$1,073,543	$1,110,297	0.4%
Total	$263,034,466	$272,879,786	100.0%

The composition of the company’s investments as of December 31, 2017, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar:
Sunny Mountain Portfolio	$884,578	$1,205,439	0.6%
East to West Solar Portfolio	27,934,875	27,200,000	12.4
Green Maple Portfolio	13,075,000	11,956,821	5.5
Magnolia Sun Portfolio	10,775,000	9,635,508	4.4
Six States Solar Portfolio	4,770,306	4,756,893	2.3
Foresight Solar Portfolio	13,200,071	13,200,071	6.0
Midway III Solar Portfolio	10,093,861	10,093,861	4.6
Raleigh Portfolio	20,672,198	22,850,465	10.4
Golden Horizons Solar Portfolio	9,450,000	9,482,075	4.3
Subtotal	$110,855,889	$110,381,133	50.5%
Alternative Energy – Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$2,093,827	1.0%
Enfinity Colorado DHA Portfolio	1,400,000	1,671,317	0.8
Greenbacker Residential Solar Portfolio	28,100,000	28,373,526	13.0
Greenbacker Residential Solar II	6,400,000	7,986,014	3.7
Subtotal	$37,503,136	$40,124,684	18.5%
Alternative Energy – Wind:
Greenbacker Wind Portfolio – California	$9,500,000	$9,506,752	4.3%
Greenbacker Wind Portfolio – Idaho	7,320,000	6,799,153	3.0
Greenbacker Wind Portfolio – Montana	21,609,488	23,228,136	10.6
Greenbacker Wind Portfolio – Vermont	24,417,193	27,168,808	12.6
Subtotal	$62,846,681	$66,702,849	30.5%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$482,450	$504,637	0.2%
Renew AEC One, LLC	672,871	672,871	0.3
Subtotal	$1,155,321	$1,177,508	0.5%
Total	$212,361,027	$218,386,174	100.0%

Results of Operations

A discussion of the results of operations for the three and six months ended June 30, 2018 and three and six months ended June 30, 2017 are as follows:

Revenues. As the majority of our assets consist of equity investments in renewable energy projects, the majority of our revenue is generated in the form of dividend income. Dividend income from our privately held, equity investments are recognized when approved. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three and six months ended June 30, 2018 totaled $4,862,748 and $9,588,296, respectively, while dividend income for the three and six months ended June 30, 2017 totaled $2,881,446 and $5,204,176, respectively. Interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees for the three and six months ended June 30, 2018 totaled $122,126 and $315,371, respectively, while interest income for the three and six months ended June 30, 2017 totaled $55,024 and $99,193, respectively.

The increase in dividend income from the prior three and six-month periods ended June 30, 2018 was primarily attributed to the acquisition of renewable energy projects throughout the past year as investments increased from $157 million as of June 30, 2017 to $273 million as of June 30, 2018, or an 74% increase. As new projects were purchased by the company, the volume of overall electricity generated by our project investments increased which increased net income available for distribution to the company. The increase in interest income from the prior three and six month periods ended June 30, 2017 was primarily attributed to interest earned on significant cash balances waiting to be invested.

Expenses. For the three and six months ended June 30, 2018, the company incurred $2,344,746 and $4,646,743 in operating expenses, respectively, including the management fees earned by the advisor. For the three and six months ended June 30, 2017, the company incurred $1,209,850 and $2,583,232 in operating expenses, respectively, including management fees earned by the advisor. The increase in management fees is directly related to the increase in assets under management as of June 30, 2018 compared to June 30, 2017.

 For the three and six months ended June 30, 2018, the advisor earned $1,353,001 and $2,518,729, respectively, in management fees. The consolidated financial statements reflect a $468,354 increase in incentive allocation for the three months ended June 30, 2018 and a $958,834 increase in incentive allocation for the six months ended June 30, 2018, based primarily upon net unrealized appreciation.

For the three and six months ended June 30, 2017, the advisor earned $759,492 and $1,456,638, respectively, in management fees. The consolidated financial statements reflect a $308,000 increase in incentive allocation for the three months ended June 30, 2017 and a $307,414 increase in incentive allocation for the six months ended June 30, 2017, based primarily upon net unrealized appreciation.

For the three and six months ended June 30, 2017, Greenbacker Administration, LLC invoiced the company $0 and $115,983, respectively, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments. Effective on April 1, 2017, these expenses were invoiced directly to the company’s investments.

Lastly, for the three and six months ended June 30, 2018, the company recognized a tax benefit from operations in the amount of $656,594 and $1,311,168, respectively, while similarly, there was a deferred tax benefit in the amount of $283,856 and $773,928, respectively, for the three and six months ended June 30, 2017. The deferred tax benefit is mainly derived from net operating losses incurred and investment tax credit carryforwards related to the company’s investments which, unlike financial statement purposes under GAAP, are consolidated for tax purposes and offset by unrealized tax basis gains on the company’s investments. The increase in the tax benefit was driven primarily by the increase in unrealized gain on investments for tax purposes. Thus, for the three and six months ended June 30, 2018, the net investment income was $3,259,425 and $6,530,795, respectively, or $0.12 and $0.25, respectively, per share. For the three and six months ended June 30, 2017, the net investment income was $1,986,899 and $3,428,238, respectively, or $0.11 and $0.20, respectively, per share.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments and Translation of Assets and Liabilities Denominated in Foreign Currencies. Net realized and unrealized gains and losses from our investments and net realized and unrealized foreign currency gains and losses on translation of assets and liabilities denominated in foreign currencies are reported separately on the consolidated statements of operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. For the three and six months ended June 30, 2018, we recognized no realized gains or losses on the sale of investments, a net change in unrealized appreciation of $1,865,509 and $3,820,173, respectively, was recorded of which $1,891,377 and $3,885,032 of unrealized appreciation, respectively, related to the change in value of investments and $25,868 and $64,859 of unrealized depreciation, respectively, related to the change in value based upon changes in foreign currency exchange rates. For the three and six months ended June 30, 2017, we recognized no realized gains or losses on the sale of investments, a net change in unrealized appreciation of $1,645,315 and $1,537,070, respectively, was recorded of which $1,606,324 and $1,485,146 of unrealized appreciation, respectively, related to the change in value of investments and $38,991 and $51,924 of unrealized appreciation, respectively, related to the change in value based upon changes in foreign currency exchange rates.

Changes in Net Assets from Operations. For the three and six months ended June 30, 2018, we recorded a net increase in net assets resulting from operations of $5,674,550 and $10,159,094, respectively. For the three and six months ended June 30, 2017, we recorded a net increase in net assets resulting from operations of $2,909,805 and $3,989,869, respectively.

Changes in Net Assets, Net Asset Value and Offering Prices. For the six months ended June 30, 2018 and June 30, 2017, we recorded a net increase in net assets of $10,159,095 and $3,989,869, respectively. The increase in net assets primarily relates to our net investment income earned during the period and the positive effect of our deferred tax benefit due to a significant loss for tax purposes at GREC, mainly generated by accelerated depreciation on our solar and wind investments.

Based on the net asset value for each quarter ended since the Commencement of Operations, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A		P-I
25-Apr-14	4-Nov-15	$10.000	$9.576	$9.186	NA		NA
5-Nov-15	4-Feb-16	$10.024	$9.599	$9.208	NA		NA
5-Feb-16	5-May-16	$10.048	$9.621	$9.230	NA		NA
6-May-16	3-Aug-16	$10.068	$9.640	$9.248	$9.589		$8.808
4-Aug-16	6-Nov-16	$10.227	$9.791	$9.394	$9.739		$8.946
7-Nov-16	7-Feb-17	$10.282	$9.581	$9.445	$9.782		$8.828
8-Feb-17	4-May-17	$10.224	$9.526	$9.391	$9.704		$8.758
5-May-17	17-May-17	$10.165	$9.479	$9.337	$9.704		$8.690
18-May-17	03-Aug-17	$9.735	$9.067	$8.942	$9.704		$8.690
04-Aug-17	02-Nov-17	$9.724	$9.078	$8.932	N/A		$8.730
03-Nov-17	05-Feb-18	$9.735	$9.089	$8.943	N/A		$8.750
06-Feb-18	06-May-18	$9.780	$9.089	$8.984	$9.646	*	$8.810
07-May-18	02-Aug-18	$9.803	$9.122	$9.006	$9.679		$8.840
From 03-Aug-18		$9.829	$9.172	$9.029	$9.694		$8.900

* Effective April 16, 2018

Liquidity and Capital Resources

As of June 30, 2018, and December 31, 2017, the company had $15,507,936 and $10,144,014 in cash and cash equivalents, respectively. We use our cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

●	the net proceeds from share offerings;

●	dividends, fees, and interest earned from our portfolio of investments, as a result of, among other things, cash flows from a project’s power sales;

●	proceeds from sales of assets and capital repayments from investments;

●	financing fees, retainers and structuring fees;

●	borrowing capacity under current and future financing sources.

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $45,118,511 and $47,284,162 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in various portfolios as of June 30, 2018 and December 31, 2017, respectively.

As part of the acquisition of the Enfinity Colorado DHA Portfolio (“DHA Portfolio”), a mortgage note dated April 20, 2012 (the “Note”), funded with bond proceeds from the Colorado Housing Finance Authority of Denver, Colorado in the amount of $6,775,000 (Taxable Qualified Energy Conservation Bonds) pursuant to a trust indenture, was assumed. The Note, whose remaining balance as of June 30, 2018 is $4,005,780 bears gross interest at an effective annual rate of 5%, and requires semiannual interest payments, payable on April 1 and October 1 of each year. The note has a final maturity date of April 1, 2032. Pursuant to the Series 2012 bonds, the DHA Portfolio receives interest subsidy payments from the United States Treasury semiannually on April 1 and October 1 of each year. The semiannual interest subsidy receivable is 3.255% of the outstanding bond principal. The Note is secured by the personal property, land improvements, and income of the DHA Portfolio. Lastly, pursuant to the Note agreement, the DHA portfolio has agreed that it will not take any action which jeopardizes the tax-exempt status of the mortgage.

As part of the acquisition of Fairfield Wind Manager LLC (“FWM LLC”) by Greenbacker Wind LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by wind assets held by Fairfield Wind Owner, LLC (“FWO LLC”), an entity which FWM LLC owns 50.01%. The loan earns interest at a variable base rate plus the applicable margin (4.61% as of June 30, 2018), as such terms are defined in the financing agreement. As of June 30, 2018, the outstanding notes payable balance was $10,992,295.

On December 26, 2017, Greenfield Wind Manager LLC “(GWM LLC”) entered into a Financing Agreement for a term loan not to exceed $23,562,443. The loan bears interest at 2.125% in excess of one-month LIBOR plus 1.0% through the end of the fourth anniversary of the loan and 2.375% thereafter. The company is indirectly responsible for outstanding notes payable collateralized by wind assets held by GWM LLC. As of June 30, 2018, the outstanding notes payable balance was $23,258,789. The company and GREC provided an unsecured guarantee on the repayment of FWM LLC and the GWM LLC loans.

As part of the acquisition of the Foresight Solar Portfolio (“Foresight”) by East to West Solar LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by solar assets held by Fresh Air Energy IV LLC, Fresh Air Energy VII LLC and Fresh Air Energy VIII. The Fresh Air Energy VII and Fresh Air Energy VIII loans are fixed rate (6.0%) and the Fresh Air Energy IV loan is a variable rate loan (5.25% as of June 30, 2018), as defined in the relevant financing agreements. As of June 30, 2018, the combined outstanding notes payable balance related to the Foresight Solar Portfolio was $5,666,428.

Since the company maintains operating control over all entities with project level debt outstanding, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries as well as GREC and the Company.

On January 5, 2018, the company, through GREC HoldCo, entered into a credit agreement by and among the Company, the Company’s wholly owned subsidiary, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The new credit facility (the “Credit Facility”) consists of a loan of up to the lesser of $60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allows for additional drawdowns through December 31, 2018, at which point the outstanding loans shall convert to a term loan and matures on January 5, 2024. With additional drawdowns through June 30, 2018, the outstanding balance is approximately $ 30.7 million. Financing costs of $1,232,828 related to the Credit Facility, and the previous Facility 1 and Facility 2 Term Loans, have been capitalized and are being amortized over the current term of the Credit Facility

Interest on the Credit Facility, which bears interest at 2.125% in excess of one-month LIBOR, is payable on the last day of each month commencing January 31, 2018. Commitment fees on the average daily unused portion of the Credit Facility are payable at a rate per annum of 0.50% through December 31, 2018. Principal on the Credit Facility is payable, commencing on January 31, 2019, at a fixed amount on the last day of each month based upon an amortization period equal to the weighted average power purchase agreement (“PPA”) term less one year. Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the Borrower and its subsidiaries. The company is a guarantor of the Borrower’s obligations under the Credit Facility.

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

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 3.88% as of June 30, 2018.

The following table summarizes the notes payable balances of the company’s operating entities as of June 30, 2018:

	Interest Rates
	Range	Weighted Average	Maturity Dates	June 30, 2018
Fixed rate notes payable	1.775%–6.25%	3.59%	03/31/2021-04/01/2032	$9,112,268
Floating rate notes payable	3.75%–6.11%	4.25%	12/31/2024-07/21/2032	66,671,703
				$75,783,971

The principal payments due on the notes payable for each of the next five years ending December 31 and thereafter are as follows:

Year ending December 31:	Principal Payments
2018	765,732
2019	4,641,437
2020	4,811,407
2021	7,019,649
2022	4,344,386
Thereafter	54,201,360
$75,783,971

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

Hedging Activities

We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into swap or other financial transactions to hedge our interest rate risk. In connection with the FWO LLC note payable, FWO LLC entered into two interest rate swap transactions in notional amounts of $9,175,561 and $11,370,437, respectively, to swap a floating interest rate to a fixed interest rate. The swap transactions have an effective interest rate of 5.07%, and 2.86%, respectively, and a notional amount that matches the principal amount of the loan. The value of the swap agreements as of June 30, 2018 was a total liability in the amount $1,125,810. FWO LLC does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

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

In connection with the GWM LLC note payable, GWM LLC entered into two interest rate swap transactions in notional amounts of $20,284,441 and $921,758, respectively, to swap a floating interest rate to a fixed interest rate. The swap transactions have an effective interest rate of 2.1725%, and 2.454%, respectively, and a notional amount that matches the principal amount of the loan. The value of the swap agreements as of June 30, 2018 was a total asset in the amount $906,760. GWM LLC does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of June 30, 2018, no sub-advisors have been retained by GCM.

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

Administration Agreement - Greenbacker Administration LLC, a Delaware limited liability company and an affiliate of our advisor, serves as our Administrator. Since commencement of operations, Greenbacker Administration LLC delegated certain of its administrative functions to U.S. Bancorp Fund Services, LLC. Greenbacker Administration LLC may enter into similar arrangements with other third-party administrators, including with respect to fund accounting and administrative services. Greenbacker Administration LLC performs certain asset management, compliance and oversight services, as well as asset accounting and administrative services, for many of the company’s investments. The fee for these services, which is billed at cost to the company’s individual investments, was $495,269 for the quarter ended June 30, 2018.

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the GREC Holdco and its subsidiaries. The company is a guarantor of GREC Holdco’s obligations under the Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the Credit Facility is approximately $30,665,000 as of June 30, 2018. Per the loan and security agreements between and among Key Bank N.A., Greenbacker Wind LLC, Fairfield Wind Manager LLC and Greenfield Wind LLC, operating subsidiaries of the company, GREC and the company have provided an unsecured guaranty on the outstanding principal of loans, which is approximately $34,300,000 as of June 30, 2018.

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

If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of June 30, 2018, GREC and/or the company has provided an unsecured guarantee related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is approximately $217,281 as of June 30, 2018.

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

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Cash from operations	$4,588,850	$2,654,310
Offering proceeds	—	88,515
Total Cash Distributions	$4,588,850	$2,742,825

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $250 million in net assets is reached, the portfolio is leveraged by at least 33% as well as being fully invested in operating assets. We expect distributions to continue at the current level once we achieve this minimum and we do not anticipate significant changes in the level of distributions in future periods.

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

Credit risk. Through our investments in our target assets, we expect to be indirectly exposed to credit risk relating to counterparties to the electricity sales agreements (including PPAs) for our projects as well as the businesses in which we invest. If counterparties to the electricity sales agreements for our projects or the businesses in which we invest are unable to make payments to us when due, or at all, our financial condition and results of operations could be materially adversely affected. GCM will seek to mitigate this risk by deploying a comprehensive review and asset selection process and careful ongoing monitoring of acquired assets. In addition, we expect our projects will seek contracts with high credit quality counterparties. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 During the six months ended June 30, 2018, the company sold 3,772,285 Class P-I shares under a private placement memorandum. During the years ended December 31, 2017 and 2016, the company sold 3,092 and 47,774 Class P-A shares and 3,147,692 and 199,319 Class P-I shares, respectively, under a private placement memorandum. During the year ended December 31, 2015, there were no unregistered sales of securities by the company. While Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017, they were reinstated for sale as of April 16, 2018. There were no sales of Class P-A shares since reinstatement.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1*	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2*	Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated October 9, 2013 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3*	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4*	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

24.1*	Power of attorney

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 10, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2018	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: August 10, 2018	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC