Form 10-Q
period 2018-09-30
Greenbacker Renewable Energy Co LLC
filed 2018-11-09
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 2, 2018, the registrant had 34,940,803 shares of common stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments, at fair value (cost of $246,314,007 and $212,361,027, respectively)	$255,371,864	$218,386,174
Swap contracts, at fair value	1,621,477	156,068
Cash and cash equivalents	66,736,375	10,144,014
Shareholder receivable	—	225,509
Dividend receivable	1,407,581	—
Deferred tax assets, net of allowance	6,291,229	4,524,038
Other assets	187,410	74,242
Total assets	$331,615,936	$233,510,045

LIABILITIES
Payable for investments purchased	$—	$15,414,205
Term note payable, net of financing costs	29,469,894	12,910,364
Management fee payable	531,208	57,291
Accounts payable and accrued expenses	802,836	400,144
Shareholder distributions payable	1,097,317	711,306
Interest payable	10,521	112,245
Due to advisor	21,332	10,417
Payable for repurchases of common stock	1,720,177	969,448
Deferred sales commission payable	206,862	249,858
Total liabilities	$33,860,147	$30,835,278

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$—	$—
Common stock, par value, $.001 per share, 350,000,000 authorized; 33,835,032 and 23,189,229 shares issued and outstanding, respectively	33,835	23,189
Paid-in capital in excess of par value	293,903,364	200,510,790
Accumulated deficit	(14,145,798)	(10,216,279)
Accumulated net realized gain on investments	698,460	698,460
Accumulated unrealized appreciation (depreciation) on:
Investments, net of deferred taxes	13,639,237	10,356,379
Foreign currency translation	(130,653)	(90,083)
Swap contracts	1,621,477	156,068
Total common stockholders’ equity	295,619,922	201,438,524
Special unitholder’s equity	2,135,867	1,236,243
Total members’ equity (net assets)	297,755,789	202,674,767
Total liabilities and equity (net assets)	$331,615,936	$233,510,045

Net assets, Class A (shares outstanding of 15,992,764 and 13,857,830, respectively)	$138,972,856	$120,344,517
Net assets, Class C (shares outstanding of 1,973,308 and 1,431,999, respectively)	16,725,916	12,053,349
Net assets, Class I (shares outstanding of 5,778,033 and 4,511,832, respectively)	50,209,569	39,181,769
Net assets, Class P-A (shares outstanding of 6,705 and nil, respectively)*	58,422	—
Net assets, Class P-I (shares outstanding of 10,084,222 and 3,387,568, respectively)	89,653,159	29,858,889
Total common stockholders’ equity	$295,619,922	$201,438,524

*Class P-A shares were reinstated for sale as of April 16, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Investment income:
Dividend income	$4,786,395	$3,598,753	$14,374,691	$8,802,929
Interest income	316,941	64,882	632,312	164,075
Total investment income	$5,103,336	$3,663,635	$15,007,003	$8,967,004

Operating expenses:
Management fee expense	1,571,737	873,961	4,090,466	2,330,599
Audit and tax expense	356,378	108,821	688,483	389,816
Interest and financing expenses	179,447	221,222	1,378,467	540,940
General and administration expenses	86,052	73,001	253,740	316,856
Legal expenses	(289)	45,369	102,153	171,086
Directors fees and expenses	25,257	25,366	74,951	76,234
Insurance expense	31,298	17,839	61,634	40,724
Transfer Agent Expense	115,740	—	294,260	—
Other expenses	32,213	13,951	100,422	96,507
Total expenses	2,397,833	1,379,530	7,044,576	3,962,762
Net investment income before taxes	2,705,503	2,284,105	7,962,427	5,004,242
Deferred tax (benefit) expense	653,179	1,176,540	(657,989)	402,612
Franchise tax expense	63,946	(42,412)	101,243	23,415
Net investment income	1,988,378	1,149,977	8,519,173	4,578,215

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized gain on investments	—	693,882	—	693,882
Net change in unrealized appreciation (depreciation) on:
Investments	(811,752)	873,352	3,073,280	2,358,498
Foreign currency translation	24,289	58,013	(40,570)	109,937
Swap contracts	491,409	(45,628)	1,465,409	(105,632)
Change in benefit/expense from deferred taxes on unrealized appreciation (depreciation) on investments	2,275,076	680,969	1,109,202	(234,466)
Net increase in net assets resulting from operations	3,967,400	3,410,565	14,126,494	7,400,434
Net increase (decrease) in net assets attributed to special unitholder	59,210	(310,362)	(899,624)	(617,776)
Net increase in net assets attributed to common stockholders	$4,026,610	$3,100,203	$13,226,870	$6,782,658

Common stock per share information —basic and diluted:
Net investment income	$0.06	$0.06	$0.31	$0.26
Net increase in net assets attributed to common stockholders	$0.13	$0.16	$0.47	$0.38
Weighted average common shares outstanding	31,977,784	19,915,778	27,925,977	17,882,948

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF NET ASSETS

For the nine months ended September 30, 2018

(Unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common stockholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2017	23,189,229	$23,189	$200,510,790	$(10,216,279)	$698,460	$10,356,379	$(90,083)	$156,068	$201,438,524	$1,236,243	$202,674,767

Proceeds from issuance of common stock, net	10,505,148	10,505	92,704,908	—	—	—	—	—	92,715,413		92,715,413

Issuance of common stock under distribution reinvestment plan	504,987	505	4,453,495	—	—	—	—	—	4,454,000		4,454,000

Repurchases of common stock	(364,332)	(364)	(3,224,299)	—	—	—	—	—	(3,224,663)		(3,224,663)

Offering costs	—	—	(541,530)	—	—	—	—	—	(541,530)		(541,530)

Shareholder distributions	—	—	—	(12,448,692)	—	—	—	—	(12,448,692)		(12,448,692)

Net investment income	—	—	—	8,519,173	—	—	—	—	8,519,173		8,519,173

Net change in unrealized appreciation on investments	—	—	—	—	—	2,173,656	—	—	2,173,656	899,624	3,073,280

Net change in unrealized depreciation on foreign currency translation	—	—	—	—	—	—	(40,570)	—	(40,570)		(40,570)

Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	1,465,409	1,465,409		1,465,409

Change in benefit from deferred taxes on unrealized appreciation on investments	—	—	—	—	—	1,109,202	—	—	1,109,202		1,109,202
Balances at September 30, 2018	33,835,032	$33,835	$293,903,364	$(14,145,798)	$698,460	$13,639,237	$(130,653)	$1,621,477	$295,619,922	$2,135,867	$297,755,789

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF NET ASSETS

For the nine months ended September 30, 2017

(Unaudited)

	Common Stockholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation on swap contracts	Common stockholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2016	14,921,922	$14,922	$128,425,800	$(3,629,220)	$4,578	$4,699,283	$(187,846)	$90,697	$129,418,214	$586	$129,418,800

Proceeds from issuance of common stock, net	5,903,498	5,903	52,419,658	—	—	—	—	—	52,425,561	—	52,425,561

Issuance of common stock under distribution reinvestment plan	382,840	383	3,425,214	—	—	—	—	—	3,425,597	—	3,425,597

Repurchases of common stock	(345,941)	(346)	(3,087,904)	—	—	—	—	—	(3,088,250)	—	(3,088,250)

Offering costs	—	—	(719,935)						(719,935)	—	(719,935)

Shareholder distributions	—	—	—	(8,076,268)	—	—	—	—	(8,076,268)	—	(8,076,268)

Net investment income	—	—	—	4,578,215	—	—	—	—	4,578,215	—	4,578,215

Net realized gain on investments	—	—	—	—	693,882	—	—	—	693,882	—	693,882

Net change in unrealized depreciation on investments	—	—	—	—	—	1,740,722	—	—	1,740,722	617,776	2,358,498

Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	109,937	—	109,937	—	109,937

Net change in unrealized depreciation on swap contracts	—	—	—	—	—	—	—	(105,632)	(105,632)	—	(105,632)

Change in benefit from deferred taxes on unrealized depreciation on investments	—	—	—	—	—	(234,466)	—	—	(234,466)	—	(234,466)

Balances at September 30, 2017	20,862,319	$20,862	$180,462,833	$(7,127,273)	$698,460	$6,205,539	$(77,909)	$(14,935)	$180,167,577	$618,362	$180,785,939

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017

Operating activities:
Net increase (decrease) in net assets from operations	$14,126,494	$7,400,434
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Amortization of deferred financing costs	165,242	150,317
Amortization and accretion of premium and discount	(35,487)	—
Purchase of investments	(38,425,640)	(67,675,569)
Proceeds from principal payments and sales of investments	4,593,731	7,927,959
Net realized (gain) on investments	—	(693,882)
Net change in unrealized (appreciation) on investments	(3,073,280)	(2,358,498)
Net change in unrealized (appreciation) depreciation on foreign currency translation	40,570	(109,937)
Net change in unrealized (appreciation) depreciation on swap contracts	(1,465,409)	105,632
(Increase) decrease in other assets:
Dividend receivable	(1,407,581)	—
Deferred tax assets, net of allowance	(1,767,191)	637,078
Other assets	(113,168)	35,037
Increase (decrease) in other liabilities:
Payable for investments purchased	(15,414,205)	—
Due to advisor, net	10,915	(56,183)
Management fee payable	473,917	77,268
Accounts payable and accrued expenses	402,692	25,714
Interest payable	(101,724)	61,085
Net cash used in operating activities	(41,990,124)	(54,473,545)

Financing activities:
Borrowings on Credit facility and term note	30,665,460	15,800,000
Paydowns on Credit facility and term note	(13,655,794)	(6,074,523)
Payments of financing costs	(615,378)	—
Proceeds from issuance of shares of common stock, net	92,897,892	52,766,604
Distributions paid	(7,608,681)	(4,450,781)
Offering costs	(541,530)	(719,935)
Repurchases of common stock	(2,559,484)	(2,934,815)
Due to dealer manager re: Offering costs	—	(14,330)
Net cash provided by financing activities	98,582,485	54,372,220
Net increase (decrease) in cash and cash equivalents	56,592,361	(101,325)
Cash and cash equivalents, beginning of period	10,144,014	13,055,090
Cash and cash equivalents, end of period	$66,736,375	$12,953,765

Supplemental disclosure of cash flow information:
Shareholder distributions payable	$1,097,317	$603,879
Shareholder distributions reinvested in common stock	$4,454,000	$3,425,597
Payable for repurchases of common stock	$1,720,177	$1,099,205
Cash interest paid during the period	$889,590	$—

Non cash financing activities
Shareholder receivable from sale of common stock	$—	$141,680
Investments disposed of/received through in-kind transactions	$—	$1,920,306

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULES OF INVESTMENTS

September 30, 2018

(unaudited)

Investments	Industry	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
United States:

Limited Liability Company Member Interests - Not readily marketable

Alternative Energy - Biomass

EVCE BioMass Portfolio	Alternative Energy - Biomass				(d)	$74,664	$74,664	0.0	%(c)

Total Alternative Energy - Biomass - 0.0%						$74,664	$74,664	0.0%

Colorado CSG Solar Portfolio	Alternative Energy - Solar				100% Ownership	$10,240,000	$10,162,554	3.4%

East to West Solar Portfolio	Alternative Energy - Solar				100% Ownership	37,149,876	33,907,277	11.4%

Enfinity Colorado DHA Portfolio	Alternative Energy - Solar				100% Ownership	1,400,000	1,941,185	0.7%

Foresight Solar Portfolio	Alternative Energy - Solar				Managing Member, Majority Equity Owner	13,650,000	13,183,960	4.4%

Golden Horizons Solar Portfolio	Alternative Energy - Solar				100% Ownership	9,300,000	14,027,305	4.7%

Greenbacker Residential Solar Portfolio	Alternative Energy - Solar				100% Ownership or Managing Member, Majority Equity Owner	28,100,000	27,132,027	9.1%

Greenbacker Residential Solar Portfolio II	Alternative Energy - Solar				Managing Member, Majority Equity Owner	6,400,000	11,122,311	3.7%

Green Maple Portfolio	Alternative Energy - Solar				100% Ownership	17,582,823	15,423,713	5.2%

Magnolia Sun Portfolio	Alternative Energy - Solar				100% Ownership	10,775,000	8,626,544	2.9%

Midway III Solar Portfolio	Alternative Energy - Solar				100% Ownership	11,567,853	13,817,326	4.6%

Raleigh Portfolio	Alternative Energy - Solar				Managing Member, Majority Equity Owner	20,822,198	21,003,989	7.1%

Six States Solar Portfolio	Alternative Energy - Solar				100% Ownership	12,470,306	14,386,779	4.8%

Sunny Mountain Portfolio	Alternative Energy - Solar				100% Ownership	884,578	1,117,897	0.4%

Tar Heel Solar II Portfolio	Alternative Energy - Solar				100% Ownership	359,918	354,684	0.1%

Total Alternative Energy - Solar - 62.5%						$180,702,552	$186,207,551	62.5%

Alternative Energy - Wind

Greenbacker Wind Portfolio - California	Alternative Energy - Wind				100% Ownership or Managing Member, Equity Owner	$9,500,000	$8,589,868	2.9%

Greenbacker Wind Portfolio - Idaho	Alternative Energy - Wind				100% Ownership or Managing Member, Equity Owner	7,320,000	6,713,445	2.2%

Greenbacker Wind Portfolio - Montana	Alternative Energy - Wind				100% Ownership or Managing Member, Equity Owner	21,159,487	21,920,532	7.4%

Greenbacker Wind Portfolio - Vermont	Alternative Energy - Wind				100% Ownership or Managing Member, Equity Owner	24,917,193	28,600,003	9.6%

Total Alternative Energy - Wind - 22.1%						$62,896,680	$65,823,848	22.1%

Energy Efficiency - Lighting Replacement

GREC Energy Efficiency Portfolio	Energy Efficiency - Lighting Replacement				100% Ownership	$457,835	$489,946	0.2%

Total Energy Efficiency - Lighting Replacement - 0.2%						$457,835	$489,946	0.2%

Total Limited Liability Company Member Interests - Not readily marketable: 84.8%						$244,131,731	$252,596,009	84.8%

Energy Efficiency Secured Loans - Not readily marketable

Renew AEC One, LLC	Energy Efficiency - Lighting Replacement	10.25	%(b)	2/24/2025	$ 579,140	$579,140	$579,140	0.2%

Total Energy Efficiency Secured Loans - Not readily marketable: 0.2%						$579,140	$579,140	0.2%

Total United States Investments: 85.0%						$244,710,871	$253,175,149	85.0%

Canada:
Capital Stock - Not readily marketable
Canadian Northern Lights Portfolio	Alternative Energy - Solar				100% Ownership	$1,603,136	$2,196,715	0.7%
Total Canadian Investments: 0.7%						$1,603,136	$2,196,715	0.7%

INVESTMENTS: 85.7%						$246,314,007	$255,371,864	85.7%

ASSETS IN EXCESS OF OTHER LIABILITIES: 14.3%							42,383,925	14.3%

TOTAL NET ASSETS: 100.0%							$297,755,789	100.0%

(a)	Percentages are based on net assets of $297,755,789 as of September 30, 2018.

(b)	Per the loan agreement, interest commenced on January 24, 2016.

(c)	Amount less than 0.005%
(d)	Includes pre-acquisition and due diligence expenses.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,822,222	$152,193	$—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	20,900,650	826,071	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	29,624,945	637,819	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	4,180,063	5,394	—
							$1,621,477	$—

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

September 30, 2018 (unaudited)

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

Pursuant to an initial Registration Statement on Form S-1 (File No. 333-178786-01), the company offered up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 pursuant to a distribution reinvestment plan (“DRP”), through SC Distributors, LLC, the dealer manager. The offering pursuant to that initial Registration Statement terminated on February 7, 2017. Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), the company is offering on a continuous basis up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the DRP, on a “best efforts” basis through the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The company is publicly offering three classes of shares: Class A, C and I shares in any combination with a dollar value up to the maximum offering amount. In addition, the company is privately offering Class P-A and P-I shares. The share classes have different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted a DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. The company reserves the right to reallocate the offered shares within each offering between each and any share class and between its public offering and the DRP. On September 25, 2018 the company announced it will terminate its public offering of securities on or about January 31, 2019. While the Company will only accept subscriptions for its’ public shares until on or about January 31, 2019, the dividend reinvestment plan and the share repurchase plan will continue to be available to investors.

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

 As of September 30, 2018, the company has made solar, wind and energy efficiency investments in 21 portfolios, 20 domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States (See Note 3). As of December 31, 2017, the company has made solar, wind and energy efficiency investments in 18 portfolios, 17 domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States.

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

The financial information associated with the September 30, 2018 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The September 30, 2018 financial information has been reviewed, but not audited by the independent registered public accounting firm and they do not express an opinion thereon.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are categorized as Level 1 investments, and stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of September 30, 2018 and December 31, 2017.

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

The advisor has established procedures to estimate the fair value of its investments which the company’s board of directors has reviewed and approved. The company will use observable market data to estimate the fair value of investments to the extent that such market data is available. In the absence of quoted prices in active markets, or quoted prices for similar assets in illiquid markets, the company will use the valuation methodologies described below with unobservable data based on the best available information in the circumstances, which incorporates the company’s assumptions about the factors that a market participant would use to value the asset in an arms length market transaction.

For investments for which quoted market prices are not available, which will comprise most of our investment portfolio, fair value will be estimated by using the income or market approach. The income approach assumes that value is created by the expectation of future benefits discounted to a current value and the fair value estimate is the amount an investor would be willing to pay to receive those future benefits. The market approach compares recent comparable transactions to the investment being valued. Adjustments are made for any dissimilarity between the comparable transactions and the investments. These valuation methodologies involve a significant degree of judgment on the part of our advisor.

In determining the appropriate fair value of an investment using these approaches, the most significant information and assumptions may include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the investment’s ability to make payments, its earnings and discounted cash flows, the markets in which it operates, comparisons of financial ratios of peer companies that are public, comparable merger and acquisition, the principal market and enterprise values, environmental factors, among other factors.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common stockholders per share for the three and nine months ended September 30, 2018 and September 30, 2017.

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Basic and diluted
Net increase in net assets attributed to common stockholders	$4,026,610	$3,100,203	$13,226,870	$6,782,658
Weighted average common shares outstanding	31,977,784	19,915,778	27,925,977	17,882,948
	$0.13	$0.16	$0.47	$0.38

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

The following table provides information in regard to the status of O&O costs (in 000’s) as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Total O&O Costs Incurred by the Advisor and Dealer Manager	$9,277	$8,671
Amounts previously reimbursed to the Advisor/Dealer Manager by the company	8,911	8,381
Amounts payable to Advisor/Dealer Manager by the company	21	10
Amounts of the contingent liability subject to payment by the company only upon adequate gross offering proceeds being raised	345	280

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

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive fee will be earned by an affiliate of our advisor on realized gains (net of realized and unrealized losses) since inception from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive fee, the company will include unrealized gains in the calculation of the capital gains incentive distribution pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are realized. Thus, on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period and reflected as an allocation of equity between common stockholders and special unitholder. As of September 30, 2018, and December 31, 2017, a capital gains incentive distribution allocation in the amounts of $2,135,867 and $1,236,243, respectively, was recorded in the consolidated statements of assets and liabilities as special unitholder’s equity.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the date which approximates an expected liquidity event for the company. As of September 30, 2018, and December 31, 2017, the company recorded a liability for deferred sales commissions in the amount of $206,862 and $249,858, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Derivative Instruments

The company may utilize interest rate swaps to modify interest rate characteristics of existing debt obligations to manage interest rate exposure. These are recorded at fair value either as assets or liabilities in the accompanying consolidated statements of assets and liabilities with changes in the fair value of interest rate swaps during the period recognized as either an unrealized gain or loss in the accompanying consolidated statements of operations.

The fair value of interest rate swap contracts open as of September 30, 2018 is included on the schedules of investments by contract. For the nine months ended September 30, 2018, the company’s notional exposure to interest rate swap contracts was $58,527,880.

Consolidated Statement of Assets and Liabilities - Values of Derivatives at September 30, 2018

	Asset Derivatives		Liability Derivatives

Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$1,621,477	Swap contracts, at fair value	$—
		$1,621,477		$—

The effect of derivative instruments on the Consolidated Statement of Operations

Risk Exposure	Change in net unrealized appreciation on derivative transactions for the three months ended September 30, 2018	Change in net unrealized appreciation on derivative transactions for the nine months ended September 30, 2018
Swaps
Interest Rate Risk	$491,409	$1,465,409
	$491,409	$1,465,409

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

The company assessed its tax positions for all open tax years as of September 30, 2018 for all U.S. federal and state tax jurisdictions for the years 2014 through 2017. The results of this assessment are included in the company’s tax provision and deferred tax assets as of September 30, 2018.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (fiscal 2020 for the Company). Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We are currently evaluating the impact of the amendments on our consolidated financial statement disclosures. Since the amendments impact only disclosure requirements, we do not expect the amendments to have an impact on our consolidated financial statements.

In August 2018, the SEC issued a final rule to amend certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements, US GAAP or IFRS. The amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. The adoption of the requirement will not have a material impact on the Company’s consolidated financial statements and disclosures. The Company will be adopting the requirements during the first quarter of 2019.

Note 3. Investments

The composition of the company’s investments as of September 30, 2018 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$65,110,173	66,714,873	26.1%
Mid-West Region	1,797,803	1,945,921	0.8
Mountain Region	51,736,540	52,435,084	20.5
South Region	70,791,282	67,194,413	26.3
West Region	55,275,073	64,884,858	25.4
Total United States	$244,710,871	253,175,149	99.1%
Canada:	1,603,136	2,196,715	0.9
Total	$246,314,007	255,371,864	100.0%

The composition of the company’s investments as of December 31, 2017 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$59,828,924	61,876,000	28.3%
Mid-West Region	1,022,813	1,010,292	0.5
Mountain Region	40,588,577	42,220,262	19.3
South Region	57,033,202	57,716,376	26.4
West Region	52,284,375	53,469,417	24.5
Total United States	$210,757,891	216,292,347	99.0%
Canada:	1,603,136	2,093,827	1.0
Total	$212,361,027	218,386,174	100.0%

The composition of the company’s investments as of September 30, 2018 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Biomass	$74,664	$74,664	0.0%
Alternative Energy – Commercial Solar	144,802,552	146,012,028	57.2
Alternative Energy – Residential Solar	37,503,136	42,392,238	16.6
Alternative Energy – Wind	62,896,680	65,823,848	25.8
Energy Efficiency – Lighting Replacement	1,036,975	1,069,086	0.4
Total	$246,314,007	$255,371,864	100.0%

The composition of the company’s investments as of December 31, 2017 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar	$110,855,889	$110,381,133	50.5%
Alternative Energy – Residential Solar	37,503,136	40,124,684	18.5
Alternative Energy – Wind	62,846,681	66,702,849	30.5
Energy Efficiency – Lighting Replacement	1,155,321	1,177,508	0.5
Total	$212,361,027	$218,386,174	100.0%

Investments held as of September 30, 2018 and December 31, 2017 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors or investments in limited liability companies for which the company serves as managing member.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investments, by major class, as of September 30, 2018, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$252,596,009	$252,596,009
Capital Stock	—	—	2,196,715	2,196,715
Energy Efficiency Secured Loans	—	—	579,140	579,140
Total	$—	$—	$255,371,864	$255,371,864
Other Financial Instruments*
Unrealized appreciation on open swap contracts	$—	$1,621,477	$—	$1,621,477
Unrealized depreciation on open swap contracts	—	—	—	—
Total	$—	$1,621,477	$—	$1,621,477

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2018:

	Balance as of December 31, 2017	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost (1)	Sales and Repayments of investments (2)	Balance as of September 30, 2018
Limited Liability Company Member Interests	$215,619,476	$2,929,822	$—	$38,546,711	$(4,500,000)	$252,596,009
Capital Stock	2,093,827	143,458	(40,570)	—	—	2,196,715
Energy Efficiency - Secured Loans	672,871	—	—	—	(93,731)	579,140
Total	$218,386,174	$3,073,280	$(40,570)	$38,546,711	$(4,593,731)	$255,371,864

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2018 attributable to Level 3 investments still held at September 30, 2018 was $(811,752) and $3,073,280, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the three months ended September 30, 2018.

Net change in unrealized appreciation (depreciation) on investments at fair value for the three months and nine months ended September 30, 2018 was $(811,752) and $3,073,280, respectively, included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. There were no net realized gains or losses on investments at fair value for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2018, net unrealized currency gains (losses) arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $24,289 and $(40,570), respectively, and included within net change in unrealized appreciation (depreciation) on foreign currency translation in the consolidated statements of operations.

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

Net change in unrealized appreciation on investments at fair value for the three and nine months ended September 30, 2017 was $873,352 and $2,358,498, respectively, included within net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. Net realized gains on investments for the three and nine months ended September 30, 2017 was $693,882 and $693,882. For the three and nine months ended September 30, 2017, net unrealized currency gains arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate were $58,013 and $109,937, respectively, and included within net change in unrealized appreciation on foreign currency translation in the consolidated statements of operations.

As of September 30, 2018, certain company investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of September 30, 2018:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Alternative Energy – Biomass	$74,664	Transaction cost	N/A	N/A
Alternative Energy – Commercial Solar	$144,724,954	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.75% - 8.50%, 0.50% annual degradation in production, 22.5 – 35 years
Alternative Energy – Commercial Solar	$1,287,074	Transaction cost	N/A	N/A
Alternative Energy – Residential Solar	$42,392,238	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.25% - 11.00%, 0.50% annual degradation in production, 12.5 – 33.3 years
Alternative Energy – Wind	$65,823,848	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	8.50%, no annual degradation in production, 24.3 – 28 years
Energy Efficiency- Secured Loans and Leases– Lighting Replacement	$1,069,086	Income and collateral based approach	Market yields and value of collateral	10.25% - 20.40%

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

GREC utilizes primarily proprietary discounted cash flow pricing models in the fair value measurement of the company’s investments. Significant unobservable inputs include discount rates and estimates related to the future production of electricity. Significant increases or decreases in discount rates used or actual kilowatt hour (“kWh”) production can significantly increase or decrease the fair value measurement.

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

For the three and nine months ended September 30, 2018, the company incurred $2,397,833 and $7,044,576, respectively, in operating expenses, including the management fees earned by the advisor. For the three and nine months ended September 30, 2017, the company incurred $1,379,530 and $3,962,762, respectively, in operating expenses, including the management fees earned by the advisor. Since January 1, 2015, the advisor has elected to limit the company’s Expenses to no higher than 5% annually of the company’s average net assets.

For the three and nine months ended September 30, 2018, the advisor earned $1,571,737 and $4,090,466, respectively, in management fees. For the three and nine months ended September 30, 2017, the advisor earned $873,961 and $2,330,599, respectively, in management fees. For the three and nine months ended September 30, 2018, a $59,210 and $(899,624) increase (decrease) in net assets attributed to the special unitholder, respectively, was recorded based primarily upon unrealized appreciation on investments. For the three and nine months ended September 30, 2017, a $310,362 decrease and $617,776 increase in net assets attributed to the special unitholder, respectively, was recorded based primarily upon unrealized appreciation on investments.

As of September 30, 2018 and December 31, 2017, due to advisor on the consolidated statements of assets and liabilities in the amount of $21,332 and $ 10,417, respectively, are solely comprised of a payable to the advisor for reimbursable Organization and Offering Costs.

For the three and nine months ended September 30, 2018, the company paid $180,797 and $605,726, respectively, in dealer manager fees and $507,094 and $1,777,239, respectively, in selling commissions to the dealer manager. For the three and nine months ended September 30, 2017, the company paid $208,977 and $590,030, respectively, in dealer manager fees and $538,779 and $1,733,704, respectively, in selling commissions to the dealer manager. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares and are not reflected in the company’s consolidated statements of operations.

For the three months ended March 31, 2017, Greenbacker Administration, LLC invoiced the company $115,983 for expenses, at cost, for services related to asset management and accounting services related to the company’s investments. Effective on April 1, 2017, these expenses were invoiced directly to the company’s investments.

As of September 30, 2018, and December 31, 2017, the advisor owned 23,601 Class A shares.

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All loans with LED Funding LLC, an AEC Company, converted to operating leases on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of September 30, 2018, all loans and operating losses are considered current per their terms.

Note 6. Borrowings

On January 5, 2018, the company, through GREC HoldCo, entered into a credit agreement by and among the Company, the Company’s wholly owned subsidiary, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The new credit facility (the “Credit Facility”) consists of a loan of up to the lesser of $60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allows for additional drawdowns through December 31, 2018, at which point the outstanding balance converts to a term loan that matures on January 5, 2024. With additional drawdowns through September 30, 2018, the outstanding balance is approximately $30.7 million. Financing costs of $1,341,038 related to the Credit Facility, and the previous Facility 1 and Facility 2 Term Loans, have been capitalized and are being amortized over the current term of the Credit Facility, and are included within Term note payable, net of financing costs on the Consolidated Statement of Assets and Liabilities.

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

The company’s outstanding debt as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018					December 31, 2017

	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
Credit Facility	$60,000,000	$30,665,460	$30,665,460	$1,195,566	$29,469,894	—	—	—	—	—
Facility 1 Term Loan	—	—	—	—	—	$—	$3,893,889	$3,893,889	$745,430	$3,148,459
Facility 2 Term Loan	—	—	—	—	—	—	9,761,905	9,761,905	—	9,761,905
Total	$60,000,000	$30,665,460	$30,665,460	$1,195,566	$29,469,894	$—	$13,655,794	$13,655,794	$745,430	$12,910,364

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the three and nine months ended September 30, 2018:

	For the three months Ended September 30, 2018	For the nine months Ended September 30, 2018
Credit Facility commitment fee	$10,861	$31,755
Credit Facility Loan interest	319,133	889,590
Amortization of deferred financing costs	57,032	165,242
Other*	(207,579)	291,880
Total	179,447	1,378,467
Weighted average interest rate on credit facility	4.28%	4.11%
Weighted average outstanding balance of credit facility	$30,665,460	$29,690,434

*Primarily includes financing costs of credit facility and swap interest hedged against the credit facility.

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the year ended December 31, 2017:

For the year Ended December 31, 2017
Revolver interest	$444,303
Revolver commitment fee	81,109
Credit Facility Loan Interest	157,811
Amortization of deferred financing costs	164,725
Total	847,948
Weighted average interest rate on credit facility	4.87%
Weighted average outstanding balance of credit facility	$8,481,848

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2018	$—
2019	2,519,220
2020	2,610,193
2021	2,570,228
2022	2,198,372
Thereafter	20,767,447
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

Class P-A : Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017 and were not offered for sale for the period through April 15, 2018. Effective April 16, 2018 Class P-A shares are again offered with a selling commission of up to 6% and a dealer manager fee of up to 2.50%.

Class I and Class P-I: No selling commission or distribution fee will be paid for sales of any Class I and Class P-I shares. Each Class I share is subject to a dealer manager fee of up to 1.75% per share.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of September 30, 2018:

	Shares Outstanding as of December 31, 2017	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of September 30, 2018
Class A shares	13,857,830	2,427,260	(292,326)	15,992,764
Class C shares	1,431,999	545,536	(4,227)	1,973,308
Class I shares	4,511,832	1,318,499	(52,298)	5,778,033
Class P-A shares	—	6,705	—	6,705
Class P-I shares	3,387,568	6,712,135	(15,481)	10,084,222
Total	23,189,229	11,010,135	(364,332)	33,835,032

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2017:

	Shares Outstanding as of December 31, 2016	Shares Issued During the Period	Shares Converted During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2017
Class A shares	10,878,502	3,348,253	—	(368,925)	13,857,830
Class C shares	1,041,836	396,204	—	(6,041)	1,431,999
Class I shares	2,754,491	1,838,656	—	(81,315)	4,511,832
Class P-A shares	47,774	3,092	(50,866)	—	—
Class P-I shares	199,319	3,147,692	50,866	(10,309)	3,387,568
Total	14,921,922	8,733,897	—	(466,590)	23,189,229

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the nine months ended September 30, 2018 and September 30, 2017 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the nine months ended September 30, 2018:
Proceeds from Shares Sold	$18,658,573	$4,334,381	$10,338,796	$58,663	$59,325,000	$92,715,413
Proceeds from Shares Issued through Reinvestment of Distributions	$2,793,963	$352,159	$1,307,878	$—	$—	$4,454,000
For the nine months ended September 30, 2017:
Proceeds from Shares Sold	$18,846,412	$1,778,400	$11,618,598	$27,075	$20,155,077	$52,425,562
Proceeds from Shares Issued through Reinvestment of Distributions	$2,283,310	$265,082	$877,204	$—	$—	$3,425,596
Capital transfers from the conversion of Shares	$—	$—	$—	$(441,005)	$441,005	$—

As of September 30, 2018, and December 31, 2017, none of the LLC’s preferred shares were issued and outstanding.

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

Distribution Reinvestment Plan

The company adopted a distribution reinvestment plan (“DRP”) through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the public offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the public offering. As of September 30, 2018, and December 31, 2017, $50,000,000 in shares were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of September 30, 2018, and December 31, 2017, 1,513,935 and 1,008,948 shares, respectively, were issued under the DRP.

Share Repurchase Program

During the quarter ended September 30, 2015, the company commenced a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold Class A, C, I, P-A (commencing as of April 16, 2018) or P-I shares (commencing as of October 1, 2017) to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program includes numerous restrictions that will limit a shareholder’s ability to sell shares. Unless the board of directors determines otherwise, the company limits the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the DRP. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the nine months ended September 30, 2018, the company repurchased 292,326 Class A shares, 4,227 Class C shares, 52,298 Class I shares, nil Class P-A shares, and 15,481 Class P-I shares at a total purchase price of $2,588,806, $36,240, $462,772, $0, and $136,845, respectively, pursuant to the company’s share repurchase program. For the nine months ended September 30, 2017, the company repurchased 284,438 Class A shares and 61,502 Class I shares at a total purchase of $2,538,267 and $549,983, respectively, pursuant to the company’s share repurchase program, including 93,192 shares from an affiliate of the advisor.

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

Distribution Period		A	C	I	P-A	P-I
1-Jan-15	31-Oct-15	$0.0016438	$0.0016438	$0.0016438	—	—
1-Nov-15	31-Jan-16	$0.0016478	$0.0016478	$0.0016478	—	—
1-Feb-16	30-Apr-16	$0.0016551	$0.0016551	$0.0016551	—	—
1-May-16	31-Jul-16	$0.0016617	$0.0016617	$0.0016617	$0.0015826	$0.0015826
1-Aug-16	31-Oct-16	$0.0016766	$0.0016766	$0.0016766	$0.0015968	$0.0015968
1-Nov-16	31-Jan-17	$0.0016856	$0.0016402	$0.0016856	$0.0016036	$0.0016036
1-Feb-17	31-Apr-17	$0.0016807	$0.0016350	$0.0016807	$0.0015952	$0.0015952
1-May-17	31-Jul-17	$0.0016710	$0.0016273	$0.0016710	$0.0015952	$0.0015828
1-Aug-17	31-Oct-17	$0.0016690	$0.0016265	$0.0016690	—	$0.0015901
1-Nov-17	31-Jan-18	$0.0016690	$0.0016265	$0.0016690	—	$0.0015828
1-Feb-18	31-Apr-18	$0.0016690	$0.0016265	$0.0016690	—	$0.0015828
1-May-18	31-Jul-18	$0.0016690	$0.0016265	$0.0016690	$—	$0.0015828
1-Aug-18	30-Sep-18	$0.0016690	$0.0016265	$0.0016690	$0.0016479	$0.0015828

The following table reflects the distributions declared during the nine months ended September 30, 2018:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2018	$728,738	$464,821	$1,193,559
March 1, 2018	682,038	428,310	1,110,348
April 2, 2018	790,925	474,370	1,265,295
May 1, 2018	792,185	475,874	1,268,059
June 1, 2018	883,662	507,728	1,391,390
July 2, 2018	927,638	502,334	1,429,972
August 1, 2018	1,013,883	529,333	1,543,216
September 4, 2018	1,078,310	541,479	1,619,789
October 1, 2018	1,097,313	529,751	1,627,064
Total	$7,994,692	$4,454,000	$12,448,692

The following table reflects the distributions declared during the nine months ended September 30, 2017:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2017	$431,686	$349,842	$781,528
March 1, 2017	413,270	332,761	746,031
April 3, 2017	482,113	371,902	854,015
May 1, 2017	486,864	370,463	857,327
June 1, 2017	524,909	383,585	908,494
July 3, 2017	534,165	382,339	916,504
August 1, 2017	572,833	406,993	979,826
September 1, 2017	600,962	415,864	1,016,826
October 1, 2017	603,869	411,848	1,015,717
Total	$4,650,671	$3,425,597	$8,076,268

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Cash from operations	$7,608,681	$4,450,781
Offering proceeds	—	—
Total Cash Distributions	$7,608,681	$4,450,781

All distributions paid for the nine months ended September 30, 2018 are expected to be reported as a return of capital to stockholders for tax reporting purposes and all distributions paid for the nine months ended September 30, 2017 were reported as a return of capital to stockholders for tax purposes.

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $250,000,000 in net assets is reached, the portfolio is leveraged by at least 33% as well as being fully invested in operating assets.

Note 9. Commitments and Contingencies

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of September 30, 2018, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Investment in to be constructed assets: Pursuant to various engineering, procurement and construction contracts to which three operating entities of the company are individually a party, the operating entities, and indirectly the company, has committed and outstanding balance of approximately $39.8 million to complete construction of the facilities. Based upon current construction schedules, the expectation is these commitments will be fulfilled early in 2019.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to various project loan agreements between the operating entities of the company, subsidiary holding companies and various lenders, the operating entities and the subsidiary holding companies have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from March 2021 through March 2032. Pursuant to a credit agreement between GREC Holdco and a financial institution, Holdco has pledged all solar operating assets as well as all membership interests in operating subsidiaries owned by GREC Holdco as collateral for the loan. GREC and the company have provided an unsecured guaranty (“Guarantors”) on the outstanding principal of certain subsidiary loans, which is approximately $82,457,599, as of September 30, 2018. The Guarantors would only have to perform under the guarantee if the cash flow or the liquidation of collateral at the operating entities or subsidiary holding companies was inadequate to fully liquidate the remaining loan balance.

Unsecured guarantee of subsidiary renewable energy credit (“REC”) forward contracts: For the majority of the forward REC contracts currently effective as of September 30, 2018 where a subsidiary of the company is the principal, the company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is approximately $690,350 as of September 30, 2018.

See Note 1 — Organization and Operations of the Company and Note 5 — Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

Note 10. Financial Highlights

	For the nine months ended September 30, 2018
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares (5)	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.68	$8.42	$8.68	$8.75	$8.81
Net investment income (3)	0.30	0.30	0.30	0.09	0.30
Net realized and unrealized gain on investments, net of incentive allocation to special unitholder	0.17	0.17	0.17	—	0.17
Change in translation of assets and liabilities denominated in foreign currencies (4)	—	—	—	—	—
Change in benefit from deferred taxes on unrealized appreciation on investments	0.03	0.03	0.03	0.07	0.03
Net increase in net assets attributed to common stockholders	0.50	0.50	0.50	0.16	0.50
Shareholder distributions:
Distributions from net investment income	(0.28)	(0.28)	(0.29)	(0.07)	(0.29)
Distributions from offering proceeds	(0.18)	(0.16)	(0.17)	—	(0.14)
Offering costs and deferred sales commissions	(0.02)	(0.06)	(0.03)	(0.10)	—
Other (2)	(0.01)	0.06	—	(0.03)	0.01
Net increase (decrease) in members’ equity attributed to common shares	0.01	0.06	0.01	(0.04)	0.08
Net asset value for common shares at end of period	$8.69	$8.48	$8.69	$8.71	$8.89
Common shareholders’ equity at end of period	$138,972,856	$16,725,916	$50,209,569	$58,422	$89,653,159
Common shares outstanding at end of period	15,992,764	1,973,308	5,778,033	6,705	10,084,222

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	5.42%	6.00%	5.41%	0.60%	6.09%
Ratio of net investment income to average net assets	4.69%	4.84%	4.69%	6.42%	4.81%
Ratio of operating expenses to average net assets	3.92%	4.03%	3.92%	3.10%	3.76%
Portfolio turnover rate	0.04%	0.04%	0.04%	0.04%	0.04%

(1) The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the period ended September 30, 2018, which were 14,983,676, 1,709,953, 5,178,847, 6,263 and 6,052,216, respectively.

(2) Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

(3) Does not reflect any incentive fees that may be payable to the Special Unitholder.

(4) Amount is less than $0.01 per share.

(5) Class P-A shares were reinstated for sale as of April 16, 2018 and first sold on August 6, 2018.

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

Note 11. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2018 (unaudited), except as noted below.

On November 2, 2018, the Company announced, through a wholly-owned subsidiary, it recently acquired all of the outstanding equity of SunFarm V, LLC and Sun Farm VI (“SunFarm Portfolio”). The SunFarm Portfolio consists of 2 operating solar photovoltaic (“PV”) systems comprising 13.9 megawatts located in Perquimans County, North Carolina. The projects were placed in service in the fourth quarter of 2018 through a 15-year fixed price power purchase agreement (“PPA”).

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

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the nine months ended September 30, 2018 and the year ended December 31, 2017.

	For the nine months ended September 30, 2018	For the year ended December 31, 2017
Investment grade:
Utility	70.7%	61.9%
Municipality	6.1	6.1
Corporation	0.6	0.3
Subtotal investment grade	77.4%	68.3%

Non-investment grade or no rating:
Utility	0.3%	0.4%
Municipality	2.8	3.3
Residential	18.1	25.7
Corporation	1.4	2.3
Subtotal non-investment grade or no rating	22.6%	31.7%

Total	100.0%	100.0%

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

The table below sets forth the company’s investments in alternative energy generation portfolios as of September 30, 2018.

	Acquisition Date	Industry	Location(s)	Form of Investment***	Cost**/ Principal Amount*	Assets	Generation Capacity in (MW)*
Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Residential Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	.6
Colorado CSG Solar Portfolio	First quarter 2018	Alternative Energy – Commercial Solar	Colorado	100% equity ownership	$10,240,000	Ground and roof mounted solar systems	25.200
EVCE Biomass	Third quarter 2018	Alternative Energy – Biomass	Colorado	****	$74,664	Biomass-wood fired power generating facility	12.0
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015, Second quarter 2018	Alternative Energy – Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$37,149,876	Commercial ground and roof mounted solar photovoltaic systems	26.203
Enfinity Colorado DHA Portfolio	First quarter 2017	Alternative Energy – Residential Solar	Colorado	100% equity ownership	$1,400,000	Residential rooftop mounted solar photovoltaic systems	2.508
Foresight Solar Portfolio	Fourth quarter 2017	Alternative Energy – Commercial Solar	California, Colorado	Managing member, majority equity owner	$13,650,000	Commercial ground mounted solar photovoltaic systems	10.0
Golden Horizons Solar Portfolio	Fourth quarter 2017	Alternative Energy – Solar	California	100% equity ownership	$9,300,000	Commercial ground mounted solar photovoltaic systems	7.792
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency – Lighting Replacement	Puerto Rico	Capital lease	$457,835	Energy efficiency LED lighting	—
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Alternative Energy – Commercial Solar	Vermont	100% equity ownership	$17,582,823	Commercial ground mounted solar photovoltaic systems	7.393
Greenbacker Residential Solar Portfolio	Third quarter 2016, First quarter 2017, Second quarter 2017	Alternative Energy – Residential Solar	Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	100% equity ownership or managing member, majority equity owner	$28,100,000	Residential rooftop mounted solar photovoltaic systems	18.559
Greenbacker Residential Solar Portfolio II	Second quarter 2017	Alternative Energy – Residential Solar	Arizona, California, Connecticut, Maryland, Massachusetts, Nevada, New Jersey and New York	Managing member, majority equity owner	$6,400,000	Residential rooftop mounted solar photovoltaic systems	10.221
Greenbacker Wind – California	Fourth quarter 2017	Alternative Energy – Wind	California	100% equity ownership	$9,500,000	Operating wind power facilities	6.0
Greenbacker Wind – Idaho	Second quarter 2017	Alternative Energy – Wind	Idaho	100% equity ownership	$7,320,000	Operating wind power facilities	10.5
Greenbacker Wind – Montana	Fourth quarter 2015, Fourth quarter 2016	Alternative Energy – Wind	Montana	Managing member, equity owner	$21,159,487	Operating wind power facilities	35.0
Greenbacker Wind – Vermont	Fourth quarter 2017	Alternative Energy – Wind	Vermont	100% equity ownership	$24,917,193	Operating wind power facilities	10.0
Magnolia Sun Portfolio	Third quarter 2015, First quarter 2016	Alternative Energy – Commercial Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted solar photovoltaic systems	5.302
Midway III Portfolio	Fourth quarter 2017	Alternative Energy – Commercial Solar	California	Managing member, majority equity owner	$11,567,853	Commercial ground mounted solar photovoltaic systems	26.0
Raleigh Portfolio	Third quarter 2017	Alternative Energy – Commercial Solar	North Carolina	Managing member, majority equity Owner	$20,822,198	Commercial ground mounted solar photovoltaic systems	27.829
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency – Lighting Replacement	Pennsylvania	Secured loan	$579,140	Energy efficiency LED lighting	—
Six States Solar Portfolio	Fourth quarter 2015, Third quarter 2017	Alternative Energy – Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% equity ownership	$12,470,306	Ground and roof mounted solar systems	12.973
Sunny Mountain Portfolio	Third quarter 2014	Alternative Energy – Commercial Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.801
Tar Heel Solar II Portfolio	Second quarter 2018	Alternative Energy – Commercial Solar	North Carolina	100% equity ownership	$359,918	Commercial and residential ground and roof mounted solar photovoltaic systems	N/A

* Approximate.

** Does not include assumed project level debt.

*** 100% Equity ownership, majority equity owner (>50%), equity owner (<50%), Managing Member of the Limited Liability Company, secured loan or a capital lease

**** Includes pre-acquisition and due diligence expenses.

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

After the finalization of the September 30, 2018 net asset value, the current offering price of the Class A shares is $9.791 per share, the current offering price of the Class C shares is $9.149 per share, the current offering price of the Class I shares is $8.994 per share the current offering price of the Class P-A shares is $9.683, and the current offering price of the Class P-I shares is $8.890 per share.

As of September 30, 2018, and December 31, 2017, through initial purchases of shares and participation in the DRP program, our advisor owned 23,601 shares. The affiliate of our advisor redeemed all of its shares during the year ended December 31, 2017 and no longer owns shares.

As of September 30, 2018, we had received subscriptions for and issued 35,009,184 of our shares (including shares issued under the DRP) for gross proceeds of $330,231,911 (before dealer-manager fees of $3,848,165 and selling commissions of $12,935,336 for net proceeds of $313,445,664). As of December 31, 2017, we had received subscriptions for and issued 24,008,372 of our shares (including shares issued under the DRP) for gross proceeds of $230,720,821 (before dealer-manager fees of $3,242,439 and selling commissions of $11,160,498 for net proceeds of $216,317,884).

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

Size of portfolio. The size of our portfolio of investments is a key revenue driver. Generally, as the size of our portfolio grows, the amount of income we receive will increase. In addition, our portfolio of investments may grow at an uneven pace as opportunities to make investments in our target assets may be irregularly timed, and the timing and extent of GCM’s success in identifying such assets, and our success in acquiring such assets, cannot be predicted. Lastly, other than management fees, the majority of our expenses are of a fixed nature so expenses as a percentage of net assets are reduced as the net assets of the company increase.

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

Electricity prices. All of our projects benefit from take-or-pay agreements with terms structured to take 100% of the power output. On average the contracts in our existing portfolio have approximately 16 years remaining prior to exposure to market prices. The credit standing of the contract counterparty is a particular focus in situations where the contracts have a price escalator as such contracts create an incentive for the counterparty to not continue to perform if the contract pricing deviates materially from the market price. If the contract is with a public or investment grade entity, we have generally been confident that the contract terms will be honored. The only exception might apply in situations where rising electricity prices could create pressure around a political change in a particular state or locale.

Due to the take-or-pay nature of the contracts, management believes that the company is largely insulated from the day to day volatility of electricity market prices. With that said, it would be imprudent of us not to keep an eye to what is happening across these markets and to stay abreast of developments in the industry as they occur. Over recent years, we have seen a lot of volatility in gas prices and yet that volatility has been slow to translate into movements in the electricity prices. Electricity pricing is a function of a range of factors and the price of gas is just one component. Electricity prices also include a recovery of the cost of the generation plant, the labor to operate it, the cost to transport the fuel to the plant, the cost to wheel the power to the customer, the cost to administer the utility, etc., so gas price volatility is less impactful on the delivered price of electricity than one might expect.

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

Dividend income is recorded (1) on the ex-dividend date for publicly issued securities and (2) when received from private investments. Dividends received from the company’s private investments, which generally reflect net cash flow from operations, are declared, accrued and paid on a quarterly basis at a minimum. The proceeds related to the dividend receivable amount of $1,407,581 presented on the consolidated statements of assets and liabilities as of September 30, 2018 were subsequently collected by October 5, 2018.

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

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. As of September 30, 2018, and December 31, 2017, the company recorded a liability for deferred sales commissions in the amount of $206,862 and $249,858, respectively.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (fiscal 2020 for the Company). Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We are currently evaluating the impact of the amendments on our consolidated financial statement disclosures. Since the amendments impact only disclosure requirements, we do not expect the amendments to have an impact on our consolidated financial statements.

In August 2018, the SEC issued a final rule to amend certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements, US GAAP or IFRS. The amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. The adoption of the requirement will not have a material impact on the Company’s consolidated financial statements and disclosures. The Company will be adopting the requirements during the first quarter of 2019.

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

Portfolio and Investment Activity

As of September 30, 2018, the company invested in numerous solar, wind, biomass, and energy efficiency projects included in 21 investment portfolios, as well as one energy efficiency secured loan, as follows:

EVCE BioMass Portfolio

The EVCE Biomass Portfolio is currently comprised of acquisition costs related to a biomass facility being acquired in Colorado.

Colorado CSG Solar Portfolio

The Colorado CSG portfolio, consists of 13 to-be-constructed community solar projects located in the State of Colorado with a combined generating capacity of approximately 25.2MW. The individual projects are expected to reach commercial operation at varying dates ranging from Q4 2018 to Q1 of 2019. The Projects are part of Xcel Energy’s Community Solar Garden (“CSG”) program.

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

Lastly, the company owns Phelps 158 Solar Farm, LLC a solar photovoltaic system with  capacity  of  approximately  6.75  MW  (DC)  located  in  Conway,  North Carolina. Phelps 158 Solar Farm, LLC is included in the East to West Solar Portfolio, and has approximately 15 years remaining on the PPA.

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

Green Maple Portfolio

The company owns nine solar power facilities in various locations in the state of Vermont (the “Green Maple Portfolio”). A brief summary of each project is as follows:

1.	Charter Hill Solar – The Charter Hill System has a generation capacity of 1.044 MW and is located in Rutland, Vermont. The system sells power directly to the local utility, Green Mountain Power, under a 25-year fixed rate PPA.

2.	Williamstown Solar – The Williamstown System has a generation capacity of 732 kW and is located in Williamstown, Vermont. The system sells power to a commercial off-taker under a 20-year fixed rate PPA.

3.	GLC Chester Solar – The GLC Chester System has a generation capacity of 732 kW and is located in Chester Township, Vermont. The system sells power to various municipal off-takers under 20-year fixed rate PPAs.

4.	Pittsford Solar – The Pittsford system has a generation capacity of 686 kW and is located in Pittsford Township, Vermont. The system sells power to various commercial off-takers under 20-year fixed rate PPAs.

5.	Novus Royalton Solar – The Novus Royalton system has a generation capacity of 686 kW and is located in Royalton, Vermont. The system sells power to various municipal off-takers under 20-year fixed rate PPAs.

6.	Proctor GLC Solar LLC – The Proctor GLC system has a generation capacity of 708.75 kW and is located in Proctor, Vermont. The system sells power to a municipal off-taker under a 20-year fixed rate PPA.

7.	Hartford Solarfield LLC – The Hartford Solarfield system has a generation capacity of 748.44 kW and is located in Hartford, Vermont. The system sells power to a municipal off-taker under a 20-year fixed rate PPA.

8.	46 Precision Drive LLC – The 46 Precision Drive system has a generation capacity of 748.44 kW and is located in North Springfield, Vermont. The system sells power to a municipal off-taker under a 20-year fixed rate PPA.

9.	City Garden Solar LLC – The City Garden system has a generation capacity of 1.0 MW and is located in Rutland, Vermont. The system sells power directly to the local utility, Green Mountain Power, under a 25-year fixed rate PPA.

Magnolia Sun Portfolio

1.	Powerhouse One — The company owns four solar facilities located in Tennessee, with a total generation capacity of 3.0 MW. The facilities consist of commercial grade, ground mounted solar systems located on leased property within a five-mile radius in Fayetteville, Tennessee. The systems sell power directly to two local utilities; Tennessee Valley Authority and Fayetteville Public Utilities under long term PPAs.

2.	CaMa Solar — The company owns two solar facilities in California, and one in Massachusetts, with a total generation capacity of 566.62 kW. The California systems sell power to municipal off-takers; Santa Cruz City Schools, and Petaluma City Schools of Sonoma County, under long-term PPAs. The Massachusetts systems sells power to the WGBH Educational Foundation, located in Boston, MA, under a long-term PPA.

3.	SolaVerde — The company owns eleven solar facilities in Tennessee with a total capacity of 1.75 MW Eight of the systems sell power directly to the local utility, Tennessee Valley Authority, under a long-term PPA. Three of the systems sell power to municipal off-takers.

Midway III Portfolio

The Midway III portfolio, located in California, is operational as of September 6, 2018. It encompasses an approximate generation capacity of 26 MW, with all power sold to large utility company in California.

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

The leased Six States Solar Portfolio consists of approximately 8.423 MW of ground and roof mounted solar units located on municipal and commercial properties generally described as follows:

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

Tar Heel Solar II

The Tar Heel Solar II portfolio is currently comprised of acquisition costs related to solar farms being acquired in North Carolina.

With the inclusion of owned, under construction and leased assets, the company operates approximately 148.35 MW of operating commercial solar power facilities throughout the United States as of September 30, 2018.

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

The company operates approximately 31.54 MW of operating residential solar power facilities throughout the United States and Canada as of September 30, 2018.

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

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans and capital leases outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of September 30, 2018, all loans and capital leases were considered current per their terms.

Investment Summary

The following table presents the purchases of new investments or the funding of additional capital for existing investments for the nine months ended September 30, 2018 and September 30, 2017:

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Alternative Energy – Biomass
EVCE BioMass Portfolio	$74,664	$—
Alternative Energy - Commercial Solar
Colorado CSG Solar Portfolio	10,240,000	—
East to West Solar Portfolio	13,715,000	4,678,000
Floyd Road Solar Farm Portfolio	—	10,684,559
Foresight Solar Portfolio	449,929	—
Golden Horizons Solar Portfolio	100,000	8,050,000
Green Maple Portfolio	4,507,823	180,000
Midway III Solar Portfolio	31,060,658	—
Raleigh Portfolio	150,000	20,614,598
Six States Solar Portfolio	9,250,000	2,320,306
Tar Heel Solar II Portfolio	385,000	—
Alternative Energy - Residential Solar
Enfinity Colorado DHA Portfolio	—	1,400,000
Greenbacker Residential Solar Portfolio	—	8,250,000
Greenbacker Residential Solar II	—	6,400,000
Alternative Energy – Wind
Greenbacker Wind Portfolio – Montana	—	8,645,000
Greenbacker Wind Portfolio – Vermont	500,000	—
Energy Efficiency Secured Loans
GREC Energy Efficiency LLC Portfolio	1,500	—
	$70,434,574	$71,222,463

The composition of the company’s investments as of September 30, 2018, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Biomass:
EVCE BioMass Portfolio	$74,664	$74,664	0.0%
Subtotal	$74,664	$74,664	0.0%
Alternative Energy – Commercial Solar:
Colorado CSG Solar Portfolio	$10,240,000	$10,162,554	4.0%
East to West Solar Portfolio	37,149,876	33,907,277	13.3
Foresight Solar Portfolio	13,650,000	13,183,960	5.2
Golden Horizons Solar Portfolio	9,300,000	14,027,305	5.5
Green Maple Portfolio	17,582,823	15,423,713	6.1
Magnolia Sun Portfolio	10,775,000	8,626,544	3.4
Midway III Solar Portfolio	11,567,853	13,817,326	5.4
Raleigh Portfolio	20,822,198	21,003,989	8.2
Six States Solar Portfolio	12,470,306	14,386,779	5.6
Sunny Mountain Portfolio	884,578	1,117,897	0.4
Tar Heel Solar II Portfolio	359,918	354,684	0.1
Subtotal	$144,802,552	$146,012,028	57.2%
Alternative Energy – Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$2,196,715	0.9%
Enfinity Colorado DHA Portfolio	1,400,000	1,941,185	0.8
Greenbacker Residential Solar Portfolio	28,100,000	27,132,027	10.6
Greenbacker Residential Solar Portfolio II	6,400,000	11,122,311	4.3
Subtotal	$37,503,136	$42,392,238	16.6%
Alternative Energy – Wind:
Greenbacker Wind Portfolio – California	$9,500,000	$8,589,868	3.4%
Greenbacker Wind Portfolio – Idaho	7,320,000	6,713,445	2.6
Greenbacker Wind Portfolio – Montana	21,159,487	21,920,532	8.6
Greenbacker Wind Portfolio – Vermont	24,917,193	28,600,003	11.2
Subtotal	$62,896,680	$65,823,848	25.8%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$457,835	$489,946	0.2%
Renew AEC One, LLC	579,140	579,140	0.2
Subtotal	$1,036,975	$1,069,086	0.4%
Total	$246,314,007	$255,371,864	100.0%

The composition of the company’s investments as of December 31, 2017, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Alternative Energy – Commercial Solar:
Sunny Mountain Portfolio	$884,578	$1,205,439	0.6%
East to West Solar Portfolio	27,934,875	27,200,000	12.4
Green Maple Portfolio	13,075,000	11,956,821	5.5
Magnolia Sun Portfolio	10,775,000	9,635,508	4.4
Six States Solar Portfolio	4,770,306	4,756,893	2.3
Foresight Solar Portfolio	13,200,071	13,200,071	6.0
Midway III Solar Portfolio	10,093,861	10,093,861	4.6
Raleigh Portfolio	20,672,198	22,850,465	10.4
Golden Horizons Solar Portfolio	9,450,000	9,482,075	4.3
Subtotal	$110,855,889	$110,381,133	50.5%
Alternative Energy – Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$2,093,827	1.0%
Enfinity Colorado DHA Portfolio	1,400,000	1,671,317	0.8
Greenbacker Residential Solar Portfolio	28,100,000	28,373,526	13.0
Greenbacker Residential Solar II	6,400,000	7,986,014	3.7
Subtotal	$37,503,136	$40,124,684	18.5%
Alternative Energy – Wind:
Greenbacker Wind Portfolio – California	$9,500,000	$9,506,752	4.3%
Greenbacker Wind Portfolio – Idaho	7,320,000	6,799,153	3.0
Greenbacker Wind Portfolio – Montana	21,609,488	23,228,136	10.6
Greenbacker Wind Portfolio – Vermont	24,417,193	27,168,808	12.6
Subtotal	$62,846,681	$66,702,849	30.5%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$482,450	$504,637	0.2%
Renew AEC One, LLC	672,871	672,871	0.3
Subtotal	$1,155,321	$1,177,508	0.5%
Total	$212,361,027	$218,386,174	100.0%

Results of Operations

A discussion of the results of operations for the three and nine months ended September 30, 2018 and three and nine months ended September 30, 2017 are as follows:

Revenues. As the majority of our assets consist of equity investments in renewable energy projects, the majority of our revenue is generated in the form of dividend income. The timing and amount of dividend income is determined on at least a quarterly basis by GREC. This process includes an analysis at the individual SPV level based on cash available from operations and working capital ratios needed for the SPVs daily operations. Dividend income from our privately held, equity investments are recognized when approved. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three and nine months ended September 30, 2018 totaled $4,786,395 and $14,374,691, respectively, while dividend income for the three and nine months ended September 30, 2017 totaled $3,598,753 and $8,802,929, respectively. Interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees for the three and nine months ended September 30, 2018 totaled $316,941 and $632,312, respectively, while interest income for the three and nine months ended September 30, 2017 totaled $64,882 and $164,075, respectively.

The increase in dividend income from the prior three and nine-month periods ended September 30, 2018 was primarily attributed to the acquisition of renewable energy projects throughout the past year as investments increased from $178 million as of September 30, 2017 to $255 million as of September 30, 2018, or an 43% increase. As new projects were purchased by the company, the volume of overall electricity generated by our project investments increased which increased net income available for distribution to the company. The increase in interest income from the prior three and nine-month periods ended September 30, 2017 was primarily attributed to interest earned on significant cash balances waiting to be invested. During Q3 2018 Hurricane Florence had a minimal impact on our projects’ production and results of operations.

Expenses. For the three and nine months ended September 30, 2018, the company incurred $2,397,833 and $7,044,576 in operating expenses, respectively, including the management fees earned by the advisor. For the three and nine months ended September 30, 2017, the company incurred $1,379,530 and $3,962,762 in operating expenses, respectively, including management fees earned by the advisor. The increase in management fees is directly related to the increase in assets under management as of September 30, 2018 compared to September 30, 2017.

 For the three and nine months ended September 30, 2018, the advisor earned $1,571,737 and $4,090,466, respectively, in management fees. The consolidated financial statements reflect a $59,210 increase in incentive allocation for the three months ended September 30, 2018 and a $899,624 decrease in incentive allocation for the nine months ended September 30, 2018, based primarily upon net unrealized appreciation (depreciation).

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

For the three and nine months ended September 30, 2017, Greenbacker Administration, LLC invoiced the company $0 and $115,983, respectively, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments. Effective on April 1, 2017, these expenses were invoiced directly to the company’s investments.

Lastly, for the three and nine months ended September 30, 2018, the company recognized a tax (benefit) expense from operations in the amount of $653,179 and $(657,989), respectively, while similarly, there was a deferred tax expense in the amount of $1,176,540 and $402,612, respectively, for the three and nine months ended September 30, 2017. The deferred tax (benefit)/expense is mainly derived from net operating losses incurred and investment tax credit carryforwards related to the company’s investments which, unlike financial statement purposes under GAAP, are consolidated for tax purposes and offset by unrealized tax basis gains on the company’s investments. The increase in the tax benefit was driven primarily by an unrealized loss on investments for tax purposes. Thus, for the three and nine months ended September 30, 2018, the net investment income was $1,988,378 and $8,519,173, respectively, or $0.06 and $0.31, respectively, per share. For the three and nine months ended September 30, 2017, the net investment income was $1,149,977 and $4,578,215, respectively, or $0.06 and $0.26, respectively, per share.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments and Translation of Assets and Liabilities Denominated in Foreign Currencies. Net realized and unrealized gains and losses from our investments and net realized and unrealized foreign currency gains and losses on translation of assets and liabilities denominated in foreign currencies are reported separately on the consolidated statements of operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. For the three and nine months ended September 30, 2018, we recognized no realized gains or losses on the sale of investments, a net change in unrealized appreciation (depreciation) of $(787,463) and $3,032,710, respectively, was recorded of which $(811,752) and $3,073,280 of unrealized appreciation (depreciation), respectively, related to the change in value of investments and $24,289 and $(40,570) of unrealized appreciation (depreciation), respectively, related to the change in value based upon changes in foreign currency exchange rates. For the three and nine months ended September 30, 2017, we recognized a gain on sale of an investment of $693,882, and $693,882, respectively, a net change in unrealized appreciation of $931,365 and $2,468,435, respectively, was recorded of which $873,352 and $2,358,498 of unrealized appreciation, respectively, related to the change in value of investments and $58,013 and $109,937 of unrealized appreciation, respectively, related to the change in value based upon changes in foreign currency exchange rates.

Changes in Net Assets from Operations. For the three and nine months ended September 30, 2018, we recorded a net increase in net assets resulting from operations of $3,967,400 and $14,126,494, respectively. For the three and nine months ended September 30, 2017, we recorded a net increase in net assets resulting from operations of $3,410,565 and $7,400,434, respectively.

Changes in Net Assets, Net Asset Value and Offering Prices. For the nine months ended September 30, 2018 and September 30, 2017, we recorded a net increase in net assets of $13,226,870 and $6,782,658, respectively. The increase in net assets primarily relates to our net investment income earned during the period and the positive effect of our deferred tax benefit due to a significant loss for tax purposes at GREC, mainly generated by accelerated depreciation on our solar and wind investments.

Based on the net asset value for each quarter ended since the Commencement of Operations, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A		P-I
25-Apr-14	4-Nov-15	$10.000	$9.576	$9.186	NA		NA
5-Nov-15	4-Feb-16	$10.024	$9.599	$9.208	NA		NA
5-Feb-16	5-May-16	$10.048	$9.621	$9.230	NA		NA
6-May-16	3-Aug-16	$10.068	$9.640	$9.248	$9.589		$8.808
4-Aug-16	6-Nov-16	$10.227	$9.791	$9.394	$9.739		$8.946
7-Nov-16	7-Feb-17	$10.282	$9.581	$9.445	$9.782		$8.828
8-Feb-17	4-May-17	$10.224	$9.526	$9.391	$9.704		$8.758
5-May-17	17-May-17	$10.165	$9.479	$9.337	$9.704		$8.690
18-May-17	03-Aug-17	$9.735	$9.067	$8.942	$9.704		$8.690
04-Aug-17	02-Nov-17	$9.724	$9.078	$8.932	N/A		$8.730
03-Nov-17	05-Feb-18	$9.735	$9.089	$8.943	N/A		$8.750
06-Feb-18	06-May-18	$9.780	$9.089	$8.984	$9.646	*	$8.810
07-May-18	02-Aug-18	$9.803	$9.122	$9.006	$9.679		$8.840
03-Aug-18	31-Oct-18	$9.829	$9.172	$9.029	$9.694		$8.900
01-Nov- 18		$9.791	$9.149	$8.994	$9.683		$8.890

* Effective April 16, 2018

Liquidity and Capital Resources

As of September 30, 2018, and December 31, 2017, the company had $66,736,375 and $10,144,014 in cash and cash equivalents, respectively. During the quarter the Company’s cash position has increased in anticipation of several investment transactions expected to close in the fourth quarter, which has typically been the busiest time of the year in our industry. Due to some delays transaction closings will now largely be concentrated in the fourth quarter of the year rather than spread over the third and fourth quarters. Since October 1, 2018, the Company has deployed approximately $25 million into new investments. We anticipate to reduce our cash balance through the closing of several investment transactions by the end of 2018. We use our cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

●	the net proceeds from share offerings;

●	dividends, fees, and interest earned from our portfolio of investments, as a result of, among other things, cash flows from a project’s power sales;

●	proceeds from sales of assets and capital repayments from investments;

●	financing fees, retainers and structuring fees;

●	borrowing capacity under current and future financing sources.

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $62,522,759 and $47,284,162 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in various portfolios as of September 30, 2018 and December 31, 2017, respectively.

As part of the acquisition of the Enfinity Colorado DHA Portfolio (“DHA Portfolio”), a mortgage note dated April 20, 2012 (the “Note”), funded with bond proceeds from the Colorado Housing Finance Authority of Denver, Colorado in the amount of $6,775,000 (Taxable Qualified Energy Conservation Bonds) pursuant to a trust indenture, was assumed. The Note, whose remaining balance as of September 30, 2018 is $4,005,780 bears gross interest at an effective annual rate of 5%, and requires semiannual interest payments, payable on April 1 and October 1 of each year. The note has a final maturity date of April 1, 2032. Pursuant to the Series 2012 bonds, the DHA Portfolio receives interest subsidy payments from the United States Treasury semiannually on April 1 and October 1 of each year. The semiannual interest subsidy receivable is 3.255% of the outstanding bond principal. The Note is secured by the personal property, land improvements, and income of the DHA Portfolio. Lastly, pursuant to the Note agreement, the DHA portfolio has agreed that it will not take any action which jeopardizes the tax-exempt status of the mortgage.

As part of the acquisition of Fairfield Wind Manager LLC (“FWM LLC”) by Greenbacker Wind LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by wind assets held by Fairfield Wind Owner, LLC (“FWO LLC”), an entity which FWM LLC owns 50.01%. The loan earns interest at a variable base rate plus the applicable margin (4.60% as of September 30, 2018), as such terms are defined in the financing agreement. As of September 30, 2018, the outstanding notes payable balance was $10,919,949.

On December 26, 2017, Greenfield Wind Manager LLC “(GWM LLC”) entered into a Financing Agreement for a term loan not to exceed $23,562,443. The loan bears interest at 2.125% in excess of one-month LIBOR plus 1.0% through the end of the fourth anniversary of the loan and 2.375% thereafter. The company is indirectly responsible for outstanding notes payable collateralized by wind assets held by GWM LLC. As of September 30, 2018, the outstanding notes payable balance was $23,258,789. The company and GREC provided an unsecured guarantee on the repayment of FWM LLC and the GWM LLC loans.

As part of the acquisition of the Foresight Solar Portfolio (“Foresight”) by East to West Solar LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by solar assets held by Fresh Air Energy IV LLC, Fresh Air Energy VII LLC and Fresh Air Energy VIII. The Fresh Air Energy VII and Fresh Air Energy VIII loans are fixed rate (6.0%) and the Fresh Air Energy IV loan is a variable rate loan (5.50% as of September 30, 2018), as defined in the relevant financing agreements. As of September 30, 2018, the combined outstanding notes payable balance related to the Foresight Solar Portfolio was $5,531,572.

As part of the construction of the Midway III Portfolio (“Midway”) by GREC LLC, Midway an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by solar assets held by Midway Manager LLC. The Midway Manager loan is a variable rate loan (3.59% as of September 30, 2018), as defined in the relevant financing agreements. As of September 30, 2018, the combined outstanding notes payable balance related to the Midway Portfolio was $17,613,401.

Since the company maintains operating control over all entities with project level debt outstanding, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries as well as GREC and the Company.

On January 5, 2018, the company, through GREC HoldCo, entered into a credit agreement by and among the Company, the Company’s wholly owned subsidiary, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The new credit facility (the “Credit Facility”) consists of a loan of up to the lesser of $60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allows for additional drawdowns through December 31, 2018, at which point the outstanding loans shall convert to a term loan and matures on January 5, 2024. With additional drawdowns through September 30, 2018, the outstanding balance is approximately $30.7 million. Financing costs of $1,195,506 related to the Credit Facility, and the previous Facility 1 and Facility 2 Term Loans, have been capitalized and are being amortized over the current term of the Credit Facility

Interest on the Credit Facility, which bears interest at 2.125% in excess of one-month LIBOR, is payable on the last day of each month commencing January 31, 2018. Commitment fees on the average daily unused portion of the Credit Facility are payable at a rate per annum of 0.50% through December 31, 2018. Principal on the Credit Facility is payable, commencing on January 31, 2019, at a fixed amount on the last day of each month based upon an amortization period equal to the weighted average power purchase agreement (“PPA”) term less one year. Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the Borrower and its subsidiaries. The company is a guarantor of the Borrower’s obligations under the Credit Facility.

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

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 3.88% as of September 30, 2018.

The following table summarizes the notes payable balances of the company’s operating entities as of September 30, 2018:

	Interest Rates
	Range	Weighted Average	Maturity Dates	September, 2018
Fixed rate notes payable	1.775%–6.25%	3.57%	03/31/2021-04/01/2032	$9,023,832
Floating rate notes payable	3.75%–6.11%	3.83%	12/31/2024-10/31/2037	84,164,387
				$93,188,219

The principal payments due on the notes payable for each of the next five years ending December 31 and thereafter are as follows:

Year ending December 31:	Principal Payments
2018	556,579
2019	5,306,123
2020	5,571,785
2021	7,803,078
2022	5,139,425
Thereafter	68,811,229
$93,188,219

In the future, we expect that our ongoing sources of financing will be through corporate-level credit facilities or other secured and unsecured borrowings. In addition, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, other sources of capital may include tax equity financings, whereby an investor receives an allocation of tax benefits as well as cash distribution and governmental grants. Tax equity investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the tax equity investors achieve their agreed upon rate of return, they may be entitled to substantially all of the applicable project’s operating cash flow, as well as substantially all of the project’s ITCs, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the tax equity investors reach their target return between 5 and 10 years after the applicable project achieves commercial operation. As a result, a tax equity financing may substantially reduce the cash distributions from the applicable project available for debt service and the period during which the tax equity investors receive most of the cash distributions may last longer than expected if the portfolio company’s energy projects perform below our expectations. While the terms of a tax equity financing may cause cash to be diverted away from the company to the tax equity investor for certain periods specified in the financing arrangement (often five to ten years, measured from commencement of the tax equity financing), then we expect to couple investments where cash is so restrained with other cash flowing investments so as to provide cash for distributions to investors. Our investment strategy will involve a combination of several types of investments, so as to maintain a mix of cash flowing and non-cash flowing investments.

Hedging Activities

We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into swap or other financial transactions to hedge our interest rate risk. In connection with the FWO LLC note payable, FWO LLC entered into two interest rate swap transactions in notional amounts of $9,175,561 and $11,370,437, respectively, to swap a floating interest rate to a fixed interest rate. The swap transactions have an effective interest rate of 5.07%, and 2.86%, respectively, and a notional amount that matches the principal amount of the loan. The value of the swap agreements as of September 30, 2018 was a total liability in the amount $983,577. FWO LLC does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

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

In connection with the GWM LLC note payable, GWM LLC entered into two interest rate swap transactions in notional amounts of $20,284,441 and $921,758, respectively, to swap a floating interest rate to a fixed interest rate. The swap transactions have an effective interest rate of 2.1725%, and 2.454%, respectively, and a notional amount that matches the principal amount of the loan. The value of the swap agreements as of September 30, 2018 was a total asset in the amount $1,285,632. GWM LLC does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

In connection with the Midway note payable, Midway Manager LLC entered into two interest rate swap transactions in notional amounts of $17,613,401 and $12,440,392, respectively, to swap a floating interest rate to a fixed interest rate. The value of the swap agreements as of September 30, 2018 was a total liability in the amount $137,0472. Midway III Manager does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of September 30, 2018, no sub-advisors have been retained by GCM.

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

Administration Agreement - Greenbacker Administration LLC, a Delaware limited liability company and an affiliate of our advisor, serves as our Administrator. Since commencement of operations, Greenbacker Administration LLC delegated certain of its administrative functions to U.S. Bancorp Fund Services, LLC. Greenbacker Administration LLC may enter into similar arrangements with other third-party administrators, including with respect to fund accounting and administrative services. Greenbacker Administration LLC performs certain asset management, compliance and oversight services, as well as asset accounting and administrative services, for many of the company’s investments. The fee for these services, which is billed at cost to the company’s individual investments, was $636,724 for the quarter ended September 30, 2018.

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the GREC Holdco and its subsidiaries. The company is a guarantor of GREC Holdco’s obligations under the Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the Credit Facility is approximately $30,665,000 as of September 30, 2018. Per the loan and security agreements between and among Key Bank N.A., Greenbacker Wind LLC, Fairfield Wind Manager LLC, Greenfield Wind LLC, and Midway Manager LLC, operating subsidiaries of the company, GREC and the company have provided an unsecured guaranty on the outstanding principal of loans, which is approximately $51,800,000 as of September 30, 2018.

Renewable Energy Credits: For certain solar power systems in the Green Maple Portfolio, Greenbacker Residential Solar Portfolio and the Greenbacker Residential Solar II Portfolio (the “Portfolios”), the company has received incentives in the form of RECs. In certain cases, the Portfolios have entered into fixed price, fixed volume forward sale transactions to monetize these RECs for specific entities. If we are unable to satisfy the transaction requirements due to lack of production, we may have to purchase RECs on the spot market and/or pay specified replacement cost damages. Based upon current production projection, we do not expect a requirement to purchase RECs to fulfill our current REC sales contracts. If RECs earned by the Portfolios are not sold on a forward basis, they are sold in the spot market with revenue recorded in the accounts of the underlying investment when received.

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

If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of September 30, 2018, GREC and/or the company has provided an unsecured guarantee related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is approximately $182,700 as of September 30, 2018.

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

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Cash from operations	$7,608,681	$4,450,781
Offering proceeds	—	—
Total Cash Distributions	$7,608,681	$4,450,781

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

Seasonality

Certain types of renewable power generation may exhibit seasonal behavior. For example, wind power generation is generally stronger in winter than in summer as wind speeds tend to be higher when the weather is colder. In contrast, solar power generation is typically stronger in the summer than in the winter. This is primarily due to the brighter sunshine, longer days and shorter nights of the summer months, which generally result in the highest power output of the year for solar power. Because these seasonal variations are relatively predictable for these types of assets, we factor in the effects of seasonality when analyzing a potential investment in these target assets. Therefore, the impact that seasonality may have on our business, including the cash flows from our investments in our target assets, will depend on the diversity of our investments in renewable energy, energy efficiency and other sustainability related projects in our overall portfolio at such time as we have fully invested the proceeds from this offering. However, in the early stages of our operations, or to the extent our initial investments are concentrated in either solar or wind power, we expect our business to be seasonal based on the type of investment, as discussed above.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 During the nine months ended September 30, 2018, the company sold 6,712,135 Class P-I shares under a private placement memorandum. During the years ended December 31, 2017 and 2016, the company sold 3,092 and 47,774 Class P-A shares and 3,147,692 and 199,319 Class P-I shares, respectively, under a private placement memorandum. During the year ended December 31, 2015, there were no unregistered sales of securities by the company. While Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017, they were reinstated for sale as of April 16, 2018. There were 6,705 Class P-A shares sold since reinstatement.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1*	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2*	Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated October 9, 2013 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3*	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4*	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

24.1*	Power of attorney

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 9, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2018	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: November 9, 2018	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC