Form 10-K
period 2018-12-31
Greenbacker Renewable Energy Co LLC
filed 2019-03-11
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
30 Danforth Street, Suite 206

Portland, ME 04101

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 1, 2019, the registrant had 40,502,073 shares of common interests, $0.001 par value, outstanding.

i

GLOSSARY OF KEY TERMS

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	The term “LLC” refers to Greenbacker Renewable Energy Company LLC;

•	“we,” “us,” “our” and the “company” refers, collectively, to Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation, and GREC Entity Holdco LLC;

•	The “advisor” and “GCM” refer to Greenbacker Capital Management LLC, our advisor;

•	The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor;

•	The term “special unit” refers to the special unit of limited liability company interest in the LLC entitling the Special Unitholder to an incentive allocation and distribution;

•	The term “SC Distributors” and “dealer manager” refer to SC Distributors, LLC, a Delaware limited liability company, the LLC’s dealer manager;

•	“GREC” refers to Greenbacker Renewable Energy Corporation, a Maryland corporation;

•	“GREC Holdco” refers to GREC Entity Holdco LLC, a wholly owned subsidiary of GREC;

•	“Greenbacker Administration” and “Administrator” refers to Greenbacker Administration, LLC, our Administrator;

•	“Greenbacker Group LLC” refers to a sponsor of the company and the parent of GCM;

•	“DRP” — Distribution Reinvestment Plan;

•	“ITC”— Investment Tax Credit;

•	“PTC”— Production Tax Credit;

•	“MWh”— Megawatt Hours;

•	“kW”— Kilowatts;

•	“kWh”— Kilowatt hours;

•	“REC”— Renewable Energy Credit;

•	“SREC”— Solar Renewable Energy Credit;

•	“MW”— Megawatts- (DC) for all Solar assets and (AC) for Wind assets

•	“PPA” — Power Purchase Agreement;

•	“RPS”— Renewable Portfolio Standard;

•	“EEC”— Energy Efficiency Certificate; and

•	“PV”— Photovoltaic.

ii

PART I

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

The LLC, a Delaware limited liability company, formed in December 2012, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly-owned subsidiary, GREC. GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. GREC Holdco, a wholly-owned subsidiary of GREC, was formed in Delaware, in June 2016. We are externally managed and advised by the advisor, a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year end is December 31.

Pursuant to an initial Registration Statement on Form S-1 (File No. 333-178786-01), the company offered up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 pursuant to a DRP, through the dealer manager. The offering pursuant to that initial Registration Statement terminated on February 7, 2017. Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), the company is offering on a continuous basis up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the DRP, on a “best efforts” basis through the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The dealer manager coordinates the distribution of our shares, manages our relationships with participating broker-dealers and provides assistance in connection with compliance matters relating to the marketing of our offering. The dealer manager provides only the foregoing distribution-related services to us, and does so pursuant to the dealer manager agreement. The dealer manager exercises no control or influence over our investment, asset management or accounting functions or any other aspect of our management or operations. For the avoidance of doubt, the dealer manager owns no equity interests in our advisor. The company is publicly offering three classes of shares: Class A, C and I shares in any combination with a dollar value up to the maximum offering amount. In addition, the company is privately offering Class P-A and P-I shares. The share classes have different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted a DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. The company reserves the right to reallocate the offered shares within each offering between each and any share class and between its public offering and the DRP. While the Company plans to terminate its public offering of securities on or before April 30, 2019, shares are only offered for sale in states where securities registrations are current. While the Company only plans to accept subscriptions for its’ public shares until on or about April 30, 2019, the DRP and the share repurchase plan will continue to be available to investors after such date.

Each quarter, our advisor, utilizing the services of an independent valuation firm when necessary, reviews and approves the net asset value for each class of shares, subject to the oversight of the company’s board of directors. The company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the net asset value per share on the most recent valuation date increases above or decreases below the net proceeds per share, the company will adjust the offering prices of all classes of shares currently available for sale. The adjustments to the per share offering prices, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below net asset value per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement. The company’s shares are offered in the primary offering at a price based on the most recent valuation, plus related selling commissions, dealer manager fees and organization and offering expenses. Five days after the publication of each quarter end valuation, shares will be offered pursuant to the DRP at a price equal to the current offering price per each class of shares, less the sales selling commissions and dealer manager fees associated with that class of shares in the primary offering.

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

Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of related project attributes such as RECs and EECs. We initially have focused on solar, wind and energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy technologies and therefore we expect them to provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives, also make wind energy and other types of projects attractive. Solar energy projects provide maximum energy production during daylight hours in the summer months when days are longer and nights shorter. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established and is relatively simple to integrate new acquisitions and projects into our portfolio. Over time, we have broadened our strategy, and expect to continue to broaden our strategy, to include other types of renewable energy projects and energy efficiency projects and businesses, which may include wind farms, hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses. Recently, we have begun to investigate investments in biomass as well as hydroelectric plants.

Our preferred investment strategy is to acquire controlling equity stakes in our target assets or to be named the managing member of a limited liability company in order to oversee and supervise their operations. We define controlling equity stakes as companies in which we own 25% or more of the voting securities of such company, have greater than 50% representation on such company’s board of directors, or as the managing member of a limited liability company. However, we will also provide financing to projects owned by others, including through the provision of secured loans which may or may not include some form of equity participation. We may also provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, and preferred equity, and make minority equity investments. We may also participate in projects by acquiring contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of a project. We may also make equity investments in or loans to parties financing the supply of renewable energy and energy efficiency to residential and commercial customers or the adoption of strategies that encourage energy conservation to reduce the consumption of energy by those customers. Our strategy will be tailored to balance long-term cash flow certainty, which we can achieve through long-term agreements for our products, with shorter term arrangements that allow us to potentially generate higher risk-adjusted returns.

Our renewable energy projects generate revenue primarily by selling (1) generated electric energy and/or capacity to local utilities and high quality, utility, municipal, corporate and individual residential counterparties, and (2) in some cases, RECs, EECs, and other attributes associated with renewable generation or related incentives. We seek to acquire or finance projects that contain transmission infrastructures and access to power grids or networks that will enable the generated power to be sold. We generally expect our projects will have PPAs with one or more counterparties, including local utilities or other high credit quality counterparties, who agree to purchase the electricity generated from the project. We refer to these PPAs as “must-take contracts”, and we refer to these other counterparties as “off-takers.” These must-take contracts guarantee that all electricity generated by each project will be purchased. Although we intend to work primarily with high credit quality counterparties, if an off-taker cannot fulfill its contractual obligation to purchase the power, we generally can sell the power to the local utility or other suitable counterparty, which would potentially ensure revenue is generated for all solar electricity generation. We may also generate revenue from the receipt of interest, fees, capital gains and distributions from investments in our target assets.

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

Certain projects are structured as “behind the meter” systems in residential, commercial and/or or municipal installations. Under the agreements, all electricity generated is purchased by the off-taker at an agreed-upon rate that could be set at a slight discount to the equivalent retail electric tariff rate for the off-taker. These agreements also typically provide for annual rate increases over the term of the agreement although that is not a necessary requirement. The behind the meter agreement is generally long-term in nature and further typically provides that, should the off-taker fail to fulfill its contractual obligations, any electricity that is not purchased by the off-taker may be sold to the local utility, usually at an equivalent wholesale spot electric rate.

We have structured some of our investments in residential solar assets with a similar commercial arrangement to that of the PPAs with utilities and other large commercial users of electricity for our energy projects, as described above. We also acquired residential solar assets which have a private purchase agreement with the residential homeowner as counterparty as well as leasing the solar assets to a residential owner on a long-term basis where the residential owner directly receives the benefit of the electricity generated. In our residential solar asset portfolio, we have a combination of long-term homeowner PPAs and leases.

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

The table below sets forth the company’s investments in alternative energy generation portfolios as of December 31, 2018.

	Acquisition Date	Classification	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015, Second quarter 2018	Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$37,079,887	Commercial ground and roof mounted photovoltaic systems	26.20
Foresight Solar Portfolio	Fourth quarter 2017	Commercial Solar	California, Colorado	Managing member, majority equity owner	$13,650,000	Commercial ground and roof mounted photovoltaic systems	10.00
Golden Horizons Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	100% equity ownership	$9,400,000	Commercial ground and roof mounted photovoltaic systems	7.79
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Commercial Solar	Vermont	100% equity ownership	$17,582,823	Commercial ground and roof mounted photovoltaic systems	7.39
Magnolia Sun Portfolio	Third quarter 2015, First quarter 2016	Commercial Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted photovoltaic systems	5.30
Midway III Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	Managing member, majority equity owner	$11,552,904	Commercial ground and roof mounted photovoltaic systems	26.00
Raleigh Portfolio	Third quarter 2017	Commercial Solar	North Carolina	Managing member, majority equity owner	$20,822,198	Commercial ground and roof mounted photovoltaic systems	27.83
Six States Solar Portfolio	Fourth quarter 2015, Third quarter 2017	Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% equity ownership	$12,470,306	Ground and roof mounted solar systems	12.97
Sun Farm Portfolio	Fourth quarter 2018	Commercial Solar	North Carolina	Managing member, majority equity owner	$10,514,960	Commercial ground and roof mounted photovoltaic systems	13.94
Sunny Mountain Portfolio	Third quarter 2014	Commercial Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.80
Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Residential Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	0.60
Enfinity Colorado DHA Portfolio	First quarter 2017	Residential Solar	Colorado	100% equity ownership	$1,400,000	Residential rooftop mounted solar photovoltaic systems	2.51
Greenbacker Residential Solar Portfolio	Third quarter 2016, First quarter 2017, Second quarter 2017	Residential Solar	Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	100% equity ownership or managing member, majority equity owner	$28,100,000	Residential rooftop mounted solar photovoltaic systems	18.56
Greenbacker Residential Solar Portfolio II	Second quarter 2017	Residential Solar	Arizona, California, Connecticut, Maryland, Massachusetts, Nevada, New Jersey and New York	Managing member, majority equity owner	$6,400,000	Residential rooftop mounted solar photovoltaic systems	10.22
Greenbacker Wind Portfolio - California	Fourth quarter 2017	Wind	California	100% equity ownership	$9,500,000	Operating wind power facilities	6.00
Greenbacker Wind Portfolio - Idaho	Second quarter 2017	Wind	Idaho	100% equity ownership	$7,320,000	Operating wind power facilities	10.50
Greenbacker Wind Portfolio - Montana	Fourth quarter 2015, Fourth quarter 2016	Wind	Montana	Managing member, equity owner	$21,709,487	Operating wind power facilities	35.00
Greenbacker Wind Portfolio - Vermont	Fourth quarter 2017	Wind	Vermont	100% equity ownership	$24,917,193	Operating wind power facilities	10.00
Colorado CSG Solar Portfolio	First quarter 2018	Pre-Operational Assets	Colorado	Managing member, equity owner	$27,333,205	Ground and roof mounted solar systems	25.20
Phoenix Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	Maryland	100% equity ownership	$9,964,515	Commercial ground and roof mounted photovoltaic systems	10.89
SE Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	North Carolina	100% equity ownership	$7,178,207	Commercial ground and roof mounted photovoltaic systems	21.70
Turquoise Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	Nevada	100% equity ownership	$5,877,188	Commercial ground and roof mounted photovoltaic systems	60.00
Other Portfolios	Third quarter 2018 Fourth quarter 2018	Other Investments****	California, Colorado, & North Carolina	100% equity ownership	$1,279,273	Commercial ground and roof mounted photovoltaic systems & Biomass facility	N/A
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency	Puerto Rico	Capital lease	$447,885	Energy efficiency LED lighting	N/A
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency	Pennsylvania	Secured loan	$551,640	Energy efficiency LED lighting	N/A

* Approximate

** Does not include assumed project level debt

*** 100% Equity ownership, majority equity owner (≥50%), equity owner (<50%), Managing Member of the Limited Liability Company, secured loan or a capital lease

**** Includes pre-acquisition and due diligence expenses

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

The LLC conducts a significant portion of its operations through GREC, of which the LLC is the sole shareholder, holding both shares of common stock and the special preferred stock. We intend to continue to operate our business in a manner permitting us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"). We are not a blank check company within the meaning of Rule 419 of the Securities Act of 1933, as amended (the "Securities Act") and have no specific intent to engage in a merger or acquisition in the next 12 months.

Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), we are offering on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests, consisting of up to $800,000,000 of shares in the primary offering and up to $200,000,000 of shares pursuant to the DRP. The primary offering is expected to terminate on or before April 30, 2019. SC Distributors, LLC is the dealer manager for the current offering. The company’s initial offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) terminated on February 7, 2017.

After the finalization of the December 31, 2018 net asset value, the current offering price of the Class A shares is $9.626 per share, the current offering price of the Class C shares is $9.007 per share, the current offering price of the Class I shares is $8.842 per share, the current offering price of the Class P-A shares is $9.501 per share, and the current offering price of the Class P-I shares is $8.761 per share.

As of December 31, 2018 and December 31, 2017, through initial purchases of shares and participation in the DRP program, our advisor owned 23,601 shares. The affiliate of our advisor redeemed all of its shares during the year ended December 31, 2017 and no longer owns shares.

As of December 31, 2018, we had received subscriptions for and issued 38,319,164 of our shares (including shares issued under the DRP) for gross proceeds of $360,420,438 (before dealer-manager fees of $4,075,482 and selling commissions of $13,596,582 for net proceeds of $342,748,374). As of December 31, 2017, we had received subscriptions for and issued 24,008,372 of our shares (including shares issued under the DRP) for gross proceeds of $230,720,821 (before dealer-manager fees of $3,242,439 and selling commissions of $11,160,498 for net proceeds of $216,317,884).

OUR ADVISOR

GCM, a private firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us.

Led by its Chief Executive Officer, David Sher, who has over 10 years of experience in the energy infrastructure and project finance sector and in excess of 25 years of experience in the financial services sector, its President and Chief Investment Officer, Charles Wheeler (Mr. Wheeler also serves as our President and board of directors’ member, as well as President, CEO and as a director of GREC), who has greater than 30 years of experience in the energy infrastructure and project finance sector as well as the financial services sector, its Chief Financial Officer, Richard Butt, who has 10 years of experience in the energy infrastructure and project finance sector and over 35 years of experience in the financial services sector, and Managing Director Spencer Mash, who has 8 years of experience in energy infrastructure and over 10 years in the financial services sector, and Director Mehul Mehta, who brings over 10 years of experience in energy finance, GCM’s management team has in excess of 50 years of experience in the energy, infrastructure, and project finance sectors and over 90 years of experience in the financial services sector. Over this time, they have developed significant commercial relationships across multiple industries that we believe will benefit us as we implement our business plan. GCM maintains comprehensive renewable energy, project finance, and capital markets databases and has developed proprietary analytical tools and due diligence processes that will enable GCM to identify prospective projects and to structure transactions quickly and effectively on our behalf. Neither GCM, Greenbacker Group LLC nor our senior management team have previously sponsored any other programs, either public or non-public, or any other programs with similar investment objectives as us.

We will continue to capitalize on the significant investing experience of our advisor’s management team, including the 30+ years of investment banking and renewable energy expertise of Charles Wheeler, our Chief Executive Officer and President, and the Chief Investment Officer and President of GCM. Mr. Wheeler has held various senior positions with Macquarie Group, including Head of Financial Products for North America and Head of Renewables for North America. While serving as Head of Renewables for North America, Mr. Wheeler’s experience included evaluating wind project developers, solar asset acquisitions, assisting in the development of wind and solar greenfield projects, and assisting in the preparation of investment analyses for a biomass facility. Before moving to the United States to serve as Head of Financial Products for Macquarie Group in North America, Mr. Wheeler was a Director of the Financial Products Group in Australia with responsibility for the development, distribution and ongoing management of a wide variety of retail financial products, including Real Estate Investment Trusts, infrastructure bonds, international investment trusts and diversified domestic investment trusts. Mr. Wheeler brings his extensive background in renewable energy and project and structured finance to help us effectively execute our strategy.

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

Mehul Mehta, who is responsible for investment origination, has extensive experience in structuring, modeling, performing diligence for energy finance. He has served as a Vice President of GCM since June 2016 bringing with him 10 years of experience within energy finance, working in a wide variety of roles and functions over that period. From 2015 to 2016 Mehul worked at BlackRock Infrastructure Investment Group as an Associate within the Global Renewable Power team, helping structure and execute investments into the North American renewable power space. Prior to this role, he worked at UBS within the equity research department helping cover alternative energy and semiconductor capital equipment companies, working on a team consistently ranked as a top research team by Institutional Investor. From 2012 to 2014 he worked at Recurrent Energy, a leading solar developer, where he worked in Business Planning and Analysis, helping the company COO oversee development, construction, and operations of solar assets and in the Originations group helping to analyze deals for bidding and executing Power Purchase Agreements. Mehul began his career as a power and natural gas options trader, first at Bank of America Merrill Lynch from 2006 to 2009 and later from 2009 to 2010 at Hess Energy Trading Company (now Hartree, a part of Oaktree Investments). Mehul received his BA in Mathematics and Economics from New York University and his MBA from Yale University.

INVESTMENT COMMITTEE OF OUR ADVISOR

Our advisor utilizes an internal investment committee to oversee the implementation of our investment strategy and to govern multiple aspects of our portfolio. The investment committee, among other things:

●	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

●	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective projects);

●	closes and monitors the investments we make; and

●	assists in the preparation of requests to members.

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

U.S. Federal Incentives

The impacts of the Tax Cuts and Jobs Act of 2017 (the "TCJA") that are effective for tax years beginning January 1, 2018 include updates concerning depreciation that have been assessed by our advisor’s management team and are highlighted in the sections below.

Corporate Depreciation: Modified Accelerated Cost Recovery System ("MACRS"). Under MACRS, owners of renewable energy and some energy efficiency projects can recover capital invested through accelerated depreciation, which reduces the payment of corporate tax. Bonus depreciation under Section 168(k) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") is extended and modified. Businesses can now immediately deduct 100% of the cost of eligible property in the year it is placed in service, through 2022. Also, the TCJA eliminated the rule that made bonus depreciation available only for new property. The changes in the TCJA provide more flexibility than the current bonus depreciation rules in that they permit a taxpayer to depreciate an asset that is not new; however, the asset must be acquired from a third party in an arm’s-length sale.

Production Tax Credits. PTCs are provided to owners of certain renewable energy projects that produce electricity for sale to unrelated persons. This credit is applicable for a 10-year period from the time a project is placed into service and benefits owners with tax liabilities against which to claim the tax credit. As part of the federal tax extenders legislation passed in December 2015, the 2.3 cent-per kilowatt hour PTC for wind has been extended through 2016 and 2.4 cent-per kilowatt hour for 2017 and 2018. Projects that begin construction in 2017 will see a 20% reduction in the incentive. The PTC will then drop 20% each year through 2019 then 100% reduction beginning in 2020 and thereafter. This provision was unaltered by the TCJA.

Investment Tax Credits. ITCs provide that eligible systems, such as solar systems and fuel cell systems, receive a credit of 30% of the eligible cost-basis with no maximum limit. This credit is currently structured as a tax credit, whereby the owners of a qualifying renewable energy or energy efficient project can receive the tax credit once the project is placed into service. Also, under the federal tax extenders legislation passed in December 2015, the 30% ITC for solar energy will be extended for another three years. It will then ramp down incrementally through 2021, and remain at 10% permanently beginning in 2022. This provision was unaltered by the TCJA.

State Incentives

Renewable Portfolio Standards. RPSs, while varying based on jurisdiction, specify that a portion of the power utilized by local utilities must be derived from renewable energy sources. Currently, according to the U.S. Energy Information Administration’s (“EIA”) Annual Energy Outlook 2019, more than 30 state and territorial governments have enacted RPS programs, set mandates, or set goals that require utilities to include or obtain a minimum percentage of their energy from specific renewable energy sources. Under the RPS programs, utilities can (1) build or own renewable energy generation facilities, (2) purchase energy or RECs generated from renewable energy generation facilities, or (3) pay a penalty for any shortfalls in meeting the RPS.

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

Feed-In Tariffs. Certain U.S. states and provinces of Canada have implemented feed-in tariffs ("FITs") that entitle the renewable energy producer to enter into long-term contracts pursuant to which payment is based on the cost of generation for the diverse types of renewable energy projects. In addition to differences in FITs based on the type of project, FITs vary based on projects in various locations, such as rooftops or ground-mounted for solar PV projects, different sizes, and different geographic regions. FITs are available to anyone including homeowners, business owners, farmers, as well as private investors. The tariffs are typically designed to ratchet downward over time to both track and encourage technological change.

Tax Reform

The TCJA was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, required companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions was for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. We have completed our assessment during 2017.

The major provisions under the Act and impact are discussed below:

Corporate Tax Rate

The law reduced the corporate tax rate to 21% effective December 22, 2017. A company must remeasure its deferred tax assets and liabilities to reflect the effects of enacted changes in tax laws or rates at the date of enactment, i.e., the date the President signed the law, even though the changes may not be effective until future periods. The effect of the remeasurement was reflected in the period ending December 31, 2017 and was allocated directly to income tax expense (benefit) included in Net Investment Income.

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

The Company has one Canadian CFC. This CFC has negative E&P at the end of 12/31/2018. As such, no mandatory repatriation is required.

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

The Company expects to opt out of the 100% deduction on its eligible assets acquired in 2018 and 2019.

Interest Expense Limitation

Under the Act, effective January 1, 2018, a company can only deduct interest expense up to the amount of business interest income plus 30% of "adjusted taxable income". For taxable years beginning after December 31, 2017 and before January 1, 2022, the definition of adjusted taxable income is computed without regard to the deduction for depreciation, amortization, or depletion. Beginning in 2022, depreciation, amortization, and depletion must be considered when calculating adjusted taxable income. The disallowed interest expense can be carried forward indefinitely. Certain businesses with average gross receipts of $25 million or less are exempt from the rule.

Since the Company reports depreciation as cost of goods sold for tax purposes, we cannot addback the depreciation expense in calculating the adjusted taxable income. Based on our analysis of the adjusted taxable income calculation we do not expect to be subject to the interest expense limitation.

Net Operating Losses (NOL)

Under the Act, for NOLs generated after December 31, 2017, it can only offset up to 80% of taxable income. The unused NOL can be carried forward indefinitely. The NOL generated before January 1, 2018 remains subject to the old rules (i.e., 100% utilization and 20-year expiration). When scheduling out NOL utilization for the valuation reserve analysis, the Company applied the currently in force NOL limitation rules.

The Company expects to generate adequate future net income within the twenty-year carryforward period to utilize all pre-2017 Federal NOLs and to utilize all post 2018 Federal NOLs with an indefinite carryforward period, as well as using all current State NOL carryforwards except for Montana.

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

We seek to purchase, finance or otherwise invest in projects that are at least "shovel ready," meaning that all, or substantially all, planning, engineering and permitting, including all major permits and approvals from local and state regulatory agencies, are in place and construction can begin immediately or upon receipt of certain final permits that must be obtained immediately prior to construction. However, the projects in which we invest may incur significant costs in the ordinary course of business related to operations, maintenance and continued compliance with these laws, regulations and permit requirements.

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

STAFFING

We do not have any employees. Our day-to-day investment operations are managed by GCM. In addition, pursuant to an administration agreement with Greenbacker Administration, it provides us with administrative services including accounting, compliance and asset management services for all our investments. As of the date hereof, Greenbacker Administration has delegated certain of its administrative functions to U.S. Bancorp Fund Services, LLC. Greenbacker Administration may enter into similar arrangements with other third-party administrators as necessary in the future. While Greenbacker Administration performs the majority of asset management, accounting and oversight services for the company’s investments, it is anticipated that Greenbacker Administration will continue to delegate certain administrative functions to third parties for the LLC and GREC to recognize certain operational efficiencies for the benefit of the company.

ADVISORY AGREEMENT

Advisory Services

GCM, a private firm that is registered as an investment adviser under the Advisers Act, serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us. Under the terms of our advisory agreement, GCM will, among other things:

●	determine the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

●	identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective projects);

●	close and monitor the investments we make; and

●	assist in the preparation of requests to members.

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

The advisory agreement was initially approved by our board of directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for successive one-year periods if approved annually by a majority of our independent directors. The advisory agreement was most recently re-approved in February 2019, for a one-year period commencing April 24, 2019.

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

In addition, the Special Unitholder, an entity affiliated with our advisor, holds the special unit in our company entitling it to an incentive allocation and distribution. Pursuant to the company’s amended and restated limited liability company agreement ("LLC Agreement"), the incentive allocation and distribution, or incentive distribution, is comprised of three parts as follows: The first part, the income incentive distribution, is calculated and payable quarterly in arrears based on our pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means (1) interest income, (2) dividend income from equity investments (but excluding that portion of distributions that are treated as a return of capital) and (3) any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with our Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero-coupon securities), accrued income that we have not yet received in cash. If interest income is accrued but never paid, our board of directors would decide to write off the accrual in the fiscal quarter when the accrual is determined to be uncollectible in accordance with U.S. generally accepted accounting principles ("GAAP"). The write off would cause a decrease in interest income for the fiscal quarter equal to the amount of the prior accrual. GCM is not under any obligation to reimburse us for any part of the incentive distribution it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income. Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes. Pre-incentive distribution net investment income, expressed as a rate of return on the value of our average adjusted capital at the end of the fiscal quarter will be compared to a "hurdle rate" of 1.75% per fiscal quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive distribution is also included in the amount of our gross assets used to calculate the 2.00% annualized base management fee.

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

The Special Unitholder shall receive an incentive distribution with respect to our pre-incentive distribution net investment income in each fiscal quarter as follows:

●	no incentive distribution in any fiscal quarter in which our pre-incentive distribution net investment income does not exceed the “hurdle rate” of 1.75%;

●	100% of our pre-incentive distribution net investment income with respect to that portion of such pre-incentive distribution net investment income, if any, that exceeds the hurdle but is less than 2.1875% in any fiscal quarter (8.75% annualized with a 7% annualized hurdle rate). We refer to this portion of our pre-incentive distribution net investment income (which exceeds the hurdle but is less than 2.1875%) as the “catch-up.” The “catch-up” is meant to provide the Special Unitholder with 20% of our pre-incentive distribution net investment income as if a hurdle did not apply if this net investment income exceeds 2.1875% in any fiscal quarter; and

●	20% of the amount of our pre-incentive distribution net investment income, if any, that exceeds 2.1875% in any fiscal quarter (8.75% annualized with a 7% annualized hurdle rate) is distributed to the Special Unitholder (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive distribution investment income thereafter is allocated to the Special Unitholder).

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

Examples of Quarterly Incentive Distribution Calculation

Example 1: Income Related Portion of Incentive Distribution:

Alternative 1

Assumptions

Investment income (including interest, distributions, fees, etc.) = 1.25% Hurdle rate(1) = 1.75%

Management fee(2) = 0.500%

Other operating expenses (i.e. legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-incentive distribution net investment income

(investment income – (management fee + other operating expenses)) = 0.55%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive distribution.

Alternative 2

Assumptions

Investment income (including interest, distributions, fees, etc.) = 2.70% Hurdle rate(1) = 1.75%

Management fee(2) = 0.50%

Other operating expenses (i.e. legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-incentive distribution net investment income

(investment income – (management fee + other operating expenses)) = 2.00%

Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive distribution payable by us to GCM.

Incentive distribution	= 100% × pre-incentive distribution net investment income, subject to the “catch-up”(3)
= 100% × (2.00% – 1.75%)
= 0.25%

Alternative 3

Assumptions

Investment income (including interest, distributions, fees, etc.) = 3.00% Hurdle rate(1) = 1.75%

Management fee(2) = 0.50%

Other operating expenses (i.e. legal, accounting, custodian, transfer agent, etc.) = 0.20%

Pre-incentive distribution net investment income

(investment income – (management fee + other operating expenses)) = 2.30%

Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive distribution made to the Special Unitholder.

Incentive distribution = 20% × pre-incentive distribution net investment income, subject to “catch-up”(3)

Incentive distribution = 100% × “catch-up” + (20% × (pre-incentive distribution net investment income – 2.1875%)) Catch-up = 2.1875% – 1.75%

= 0.4375%

Incentive distribution = (100% × 0.4375%) + (20% × (2.3% – 2.1875%))

= 0.4375% + (20% × 0.1125%)
= 0.4375% + 0.0225%
= 0.46%

(1)	Represents 7.00% annualized hurdle rate.

(2)	Represents 2.00% annualized management fee.

(3)	The “catch-up” provision is intended to provide the Special Unitholder with an incentive distribution of 20% on all our pre-incentive distribution net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.1875% in any fiscal quarter.

Example 2: Capital Gains Portion of Incentive Distribution:

Alternative 1

Assumptions

●	Year 1: $20 million investment made in company A (“Investment A”), and $30 million investment made in company B (“Investment B”)

●	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

●	Year 3: FMV of Investment B determined to be $25 million

●	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive distribution would be:

●	Year 1: None

●	Year 2: Capital gains incentive distribution of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20%)

●	Year 3: None

●	Year 4: Capital gains incentive distribution of $200,000

$6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains fee taken in Year 2)

Alternative 2

Assumptions

●	Year 1: $20 million investment made in company A (“Investment A”), $30 million investment made in company B (“Investment B”) and $25 million investment made in company C (“Investment C”)

●	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

●	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

●	Year 4: FMV of Investment B determined to be $35 million

●	Year 5: Investment B sold for $20 million

The capital gains incentive distribution, if any, would be:

●	Year 1: None

●	Year 2: $5 million capital gains incentive distribution

●	20% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

●	Year 3: $1.4 million capital gains incentive distribution(1)

$6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains fee received in Year 2

●	Year 4: None

●	Year 5: None

$5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3

(1)	As illustrated in Year 3 of Alternative 1 above, if we were to be wound up on a date other than December 31st of any year, we may have paid aggregate capital gains incentive distributions that are more than the amount of such fees that would be payable if we had been wound up on December 31 of such year.

Example 3: Liquidation Incentive Distribution:

Alternative 1

Assumptions

●	Year 1: Gross offering proceeds total $85 million. $20 million investment made in company A (“Investment A”), $30 million investment made in company B (“Investment B”) and $25 million investment made in company C (“Investment C”).

●	Year 2: Investment A sold for $25 million and all proceeds, net of any capital gains incentive distributions payable, are returned to members. FMV of Investment B determined to be $30 million and FMV of Investment C determined to be $27 million.

●	Year 3: FMV of Investment B determined to be $31 million. FMV of Investment C Determined to be $20 million.

●	Year 4: FMV of Investment B determined to be $35 million. FMV of Investment C determined to be $25 million.

●	Year 5: Investments B and C sold in an orderly liquidation for total proceeds of $55 million. All proceeds, net of any capital gains incentive distributions payable, are returned to members.

The capital gains incentive distribution, if any, would be:

●	Year 1: None

●	Year 2: Incentive distribution on capital gains during operations of $1 million ($5 million realized capital gains on sale of Investment A multiplied by 20.0%). Adjusted capital now equals $61 million ($85 million gross proceeds less $24 million returned to members from the sale of portfolio investments).

●	Year 3: None

●	Year 4: None

●	Year 5: No liquidation incentive distribution due—Liquidation proceeds of $55 million are less than adjusted capital immediately prior to liquidation ($61 million).

Alternative 2

Assumptions

●	Year 1: Gross offering proceeds total $85 million. $20 million investment made in company A (“Investment A”), $30 million investment made in company B (“Investment B”) and $25 million investment made in company C (“Investment C”).

●	Year 2: Investment A sold for $25 million and all proceeds, net of any capital gains incentive distributions payable, are returned to members. FMV of Investment B determined to be $30 million and FMV of Investment C determined to be $27 million.

●	Year 3: FMV of Investment B determined to be $31 million. FMV of Investment C determined to be $20 million.

●	Year 4: FMV of Investment B determined to be $35 million. FMV of Investment C determined to be $25 million.

●	Year 5: Investments B and C sold in an orderly liquidation for total proceeds of $80 million. All proceeds, net of any capital gains incentive distributions payable, are returned to members.

The capital gains incentive distribution, if any, would be:

●	Year 1: None

●	Year 2: Incentive distribution on capital gains during operations of $1 million ($5 million realized capital gains on sale of Investment A multiplied by 20.0%). Adjusted capital now equals $61 million ($85 million gross proceeds less $24 million returned to members from the sale of portfolio investments).

●	Year 3: None

●	Year 4: None

●	Year 5: $3.8 million liquidation incentive distribution—20.0% multiplied by liquidation proceeds ($80 million) in excess of adjusted capital immediately prior to liquidation ($61 million), or $19 million.

Alternative 3 (If the liquidity event is a listing)

Assumptions

●	Year 1: Gross offering proceeds total $85 million. $20 million investment made in company A (“Investment A”), $30 million investment made in company B (“Investment B”) and $25 million investment made in company C (“Investment C”).

●	Year 2: Investment A sold for $25 million and all proceeds, net of any capital gains incentive distributions payable, are returned to members.

Incentive distribution on capital gains paid to GCM of $1 million ($5 million realized capital gains on sale of Investment A multiplied by 20.0%). Adjusted capital now equals $61 million ($85 million gross proceeds less $24 million returned to members from the sale of portfolio investments).

●	Year 3: No change in adjusted capital.

●	Year 4: No change in adjusted capital.

●	Year 5: All shares of the company are listed on a national securities exchange. The listing value is $85 million.

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

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

●	corporate and organizational expenses relating to offerings of our shares, subject to limitations included in the advisory agreement;

●	the cost of effectuating sales and repurchase of units;

●	the cost of calculating our net asset value, including the related fees and cost of retaining third-party valuation services;

●	investment advisory fees;

●	fees payable to third parties relating to, or associated with our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors;

●	Certain transfer agent and custodial fees;

●	Federal, state and local taxes/registration fees;

●	costs of board meetings, unitholders’ reports and notices, proxy statements and directors’ fees and expenses;

●	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

●	direct costs, including those relating to printing of unitholder reports and advertising or sales materials, mailing, telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002 and applicable federal and state securities laws;

●	costs associated with our reporting and compliance obligations under applicable federal and state securities laws;

●	brokerage commissions, origination fees and any investment banking fees related to our investments;

●	all other expenses incurred by GCM, in performing its obligations subject to the limitations included in the advisory agreement; and

●	all other expenses incurred by either the Administrator, its delegates or us in connection with administering our business, including payments for the administrative services the Administrator provides under the administration agreement that will be based upon our allocable portion (subject to the review and approval of our board of directors) of the Administrator’s overhead and other expenses.

Pursuant to the terms of the expense reimbursement agreement, the advisor paid for certain pre-operating and operating expenses from inception to through the first quarter of 2016 on behalf of the company. While the advisor has assumed responsibility for $830,884 of the company’s operating expenses under the expense reimbursement agreement since inception, as of December 31, 2016 the company had fully reimbursed the advisor for previously assumed operating expenses. While the expense reimbursement agreement was amended in November 2015 to extend its term until the earlier of December 31, 2016 or the end of the offering, the expense reimbursement agreement was not extended past December 31, 2016 since the total annual operating expenses (as defined in the expense reimbursement agreement) were less than 5% of average net assets for each share class.

Organization and Offering Expenses

We will reimburse our advisor and its affiliates for organization and offering expenses it may incur on our behalf but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. If we raise the maximum offering amount in the current offering and under the distribution reinvestment plan, we expect organization and offering expenses (other than selling commissions and the dealer manager fee) to be 1.5% of gross offering proceeds. If less than the maximum offering amount is raised, organization and offering expenses could be as high as 5.0% of gross offering proceeds. These organization and offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid by us relating to the offering, including but not limited to:

●	Our legal, accounting, printing, mailing and filing fees;

●	Certain charges of our transfer agent, charges of our advisor for administrative services related to the issuance of shares in the offering;

●	Reimbursement of bona fide due diligence expenses of broker-dealers;

●	Reimbursement of our advisor for costs relating to preparing sales materials, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement for employees of our affiliates to attend retail seminars conducted by broker-dealers; and

●	Reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs and costs and expenses associated with the facilitation of the marketing of shares and the ownership of shares by such broker-dealers’ customers, which will be included in underwriting compensation.

Organization and offering costs are calculated and borne by the company with respect to each offering pursuant to a separate Registration Statement. For the offering pursuant to the Registration Statement on Form S-1 (File No. 333-178786-01), which was declared effective on August 7, 2013 and was terminated on February 7, 2017, total organization and offering costs borne by the company were approximately $7,556,000, or 4.8% of gross offering proceeds. For the offering pursuant to the Registration Statement on Form S-1 (File No. 333-211571) which commenced on February 8, 2017, total organization and offering costs borne by the company have been $1,814,914.

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

Indemnification

The advisory agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GCM and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GCM’s services under the advisory agreement or otherwise as advisor of the company. Notwithstanding the above, our LLC Agreement provides that we shall not hold harmless our advisor or any of its affiliates for any loss or liability suffered by us unless all of the following conditions are met:

●	the party seeking exculpation or indemnification has determined in good faith that the course of action leading to the loss or liability was in our best interests;

●	the party seeking exculpation or indemnification was acting on our behalf or providing services to us;

●	the loss or liability was not the result of negligence or misconduct; and

●	the indemnification is recoverable only out of net assets and not from our members.

Organization of GCM

GCM is a Delaware limited liability company. The principal executive offices of GCM are located at 30 Danforth Street, Suite 206, Portland, Maine 04101.

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

Our net asset value will:

●	be disclosed in our quarterly and annual consolidated financial statements;

●	determine the price per share that is paid to shareholder participants in our share repurchase program, and the price per share paid by participants in our distribution reinvestment plan after the conclusion of the current offering;

●	be an input in the computation of fees earned by our advisor and the Special Unitholder whose fees and distributions are linked, directly or indirectly, in whole or part to the value of our gross assets; and

●	be evaluated alongside the net proceeds per share to us from the current offering to ensure the net offering price per share is not above or below our net asset value per share.

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

Level 1:	Unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2:	Other significant observable inputs that are sourced either directly or indirectly from publications or pricing services, including dealer or broker markets, for identical or comparable assets or liabilities. Generally, these inputs should be widely accepted and public, non-proprietary and sourced from an independent third party.

Level 3:	Inputs derived from a significant amount of unobservable market data and derived primarily through the use of internal valuation methodologies

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

Net Asset Value Determinations in Connection with our Continuous Offerings

Since commencing operations on April 25, 2014, the company has sold shares on a continuous basis at the following prices (in each case, based on the then - current net asset value determination):

Period		Class
From	To	A	C	I	P-A		P-I
25-Apr-14	4-Nov-15	$10.000	$9.576	$9.186	NA		NA
5-Nov-15	4-Feb-16	$10.024	$9.599	$9.208	NA		NA
5-Feb-16	5-May-16	$10.048	$9.621	$9.230	NA		NA
6-May-16	3-Aug-16	$10.068	$9.640	$9.248	$9.589		$8.808
4-Aug-16	6-Nov-16	$10.227	$9.791	$9.394	$9.739		$8.946
7-Nov-16	7-Feb-17	$10.282	$9.581	$9.445	$9.782		$8.828
8-Feb-17	4-May-17	$10.224	$9.526	$9.391	$9.704		$8.758
5-May-17	17-May-17	$10.165	$9.479	$9.337	$9.704		$8.690
18-May-17	03-Aug-17	$9.735	$9.067	$8.942	$9.704		$8.690
04-Aug-17	02-Nov-17	$9.724	$9.078	$8.932	N/A		$8.730
03-Nov-17	05-Feb-18	$9.735	$9.089	$8.943	N/A		$8.750
06-Feb-18	06-May-18	$9.780	$9.089	$8.984	$9.646	*	$8.810
07-May-18	02-Aug-18	$9.803	$9.122	$9.006	$9.679		$8.840
03-Aug-18	31-Oct-18	$9.829	$9.172	$9.029	$9.694		$8.900
01-Nov-18	06-Feb-19	$9.791	$9.149	$8.994	$9.683		$8.890
07-Feb-19		$9.626	$9.007	$8.842	$9.501	**	$8.761

* Effective April 16, 2018

** Ceased February 8, 2019

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

While we had accumulated deficit balances of $(19,870,206) and $(10,216,279) as of December 31, 2018 and 2017, respectively, the full financial condition of earnings and loss is best understood when accumulated unrealized appreciation is considered alongside accumulated deficit. As of December 31, 2018 and 2017, our total accumulated deficit, accumulated net realized gain on investments and accumulated unrealized appreciation combined was $(3,519,212) and $904,545 (i.e. net positive (negative) earning), respectively. When we commenced operations, we expected an accumulated deficit in the initial stages of operations for several reasons. Because we had not yet been fully invested and are still in the early stages of our investing cycle, expenses as a percentage of assets have run higher than they would be expected to run on a higher amount of invested assets.

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

Subject to our board of directors’ discretion, based upon management’s recommendations, and applicable legal restrictions, we authorized, declared and paid distributions monthly starting in September 2014. However, while we intend to pay these distributions to our members out of assets legally available for distribution, we cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of the risks described herein. All distributions will be paid at the discretion of our board of directors, based on management’s recommendations, and will depend on our earnings, our financial condition, compliance with applicable regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our members in the future. In the event that we encounter delays in locating suitable business opportunities, we may pay all or a substantial portion of our distributions from borrowings, the proceeds of this offering and other sources, without limitation. During certain periods, the company has paid distributions from sources other than cash flow from operations, including offering proceeds. The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $250 million in net assets is reached, the company is fully invested in operating assets, and our operating assets are appropriately leveraged. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for investments in renewable energy and energy efficiency projects, which may affect our ability to generate future cash flows from operations and, therefore, reduce your overall return. These risks will be greater for persons who acquire our shares relatively early in this offering, before a significant portion of the offering proceeds have been invested. Accordingly, members who receive the payment of a dividend or other distribution from us should not assume that such dividend or other distribution is the result of a net profit earned by us.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including, but not limited to, our ability to consummate transactions, the terms of any transactions that we complete, variations in the earnings and/or distributions paid by our investments, variations in the interest rates on loans we make, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, changes in market prices for RECs or EECs, the availability of governmental incentives for our projects, electricity demand, changes in regulated or market electricity prices, marking to market of our hedging arrangements (if any), the degree to which we encounter competition in our markets, the amount of uninvested cash and cash equivalents that we maintain on our balance sheet, the amount of pre-operational assets currently owned, and general economic conditions. Because of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

If we become obligated to register the company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

●	limitations on capital structure;

●	restrictions on specified investments;

●	prohibitions on transactions with affiliates; and

●	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

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

Furthermore, with respect to the construction and operation of individual renewable energy and energy efficiency projects, there are several additional risks, including:

●	substantial construction risk, including the risk of delay, that may arise due to inclement weather or labor disruptions;

●	the risk of entering into markets where we have limited experience;

●	the need for substantially more capital to complete than initially budgeted and exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications;

●	a decrease in the availability, pricing and timeliness of delivery of raw materials and components, necessary for the projects to function;

●	the continued good standing of permits, authorizations and consents from local city, county, state and U.S. federal governments as well as local and U.S. federal governmental organizations; and

●	the consent and authorization of local utilities or other energy development off takers to ensure successful interconnection to energy grids to enable power sales.

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

If demand for renewable energy and energy efficiency products fails to grow sufficiently, we may be unable to achieve our investment objectives. In addition, demand for renewable energy and energy efficiency projects in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of renewable energy and energy efficiency technology and demand for renewable energy and energy efficiency projects, including:

●	cost-effectiveness of renewable energy and energy efficiency technologies as compared with conventional and competitive technologies;

●	performance and reliability of renewable energy and energy efficiency products as compared with conventional and non-renewable products;

●	success of alternative distributed generation technologies such as hydrogen fuel cells, wind turbines, bio-diesel generators and large-scale solar thermal technologies;

●	fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources;

●	increases or decreases in the prices of oil, coal and natural gas;

●	capital expenditures by customers, which tend to decrease when the domestic or foreign economies slow;

●	continued deregulation of the electric power industry and broader energy industry; and

●	availability and or effectiveness of government subsidies and incentives.

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

Extreme weather patterns, such as the 2011 Joplin tornado, Hurricane Sandy in 2012, and wildfires in California in 2017 and 2018 and Hurricane Maria in Puerto Rico in 2017, could result in significant volatility in the supply and prices of energy. This volatility may create fluctuations in commodity or energy prices and earnings of companies in the renewable energy and energy efficiency sectors. In general, extreme weather, such as hurricanes, lightning strikes, ice storms, tornados, extreme wind, severe storms, wildfires and other unfavorable weather conditions or natural disasters, such as floods, fires and earthquakes, can have an adverse impact on the input and output commodities associated with the renewable energy sector or require us to shut down the equipment associated with our renewable energy projects, such as solar panels, turbines or related equipment and facilities, which would impede the ability of our project facilities ability to maintain and operate, and decrease electricity production levels and our revenue. Operational problems, such as degradation of our project’s equipment due to wear or weather or capacity limitations or outages on the electrical transmission network, can also affect the amount of energy that our projects are able to deliver. Any of these events, to the extent not fully covered by insurance, could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our projects may be Qualifying Facilities (“QFs”), and/or Exempt Wholesale Generators (“EWGs”). Depending on their production capacity, certain QFs are exempt from regulation: (i) as public utilities by FERC under the FPA; (ii) under the Public Utility Holding Company Act of 2005 (“PUHCA”); and (iii) under state law as to rates and financial and organizational regulation. EWG’s are exempt from FERC regulation under PUHCA and are subject to FERC regulation under the FPA. To the extent our projects are subject to rate regulation by FERC, their rate schedules for wholesale sales of energy, capacity and ancillary services will need to be approved by FERC. FERC may revoke or revise an entity’s authorization to make wholesale sales at market-based rates if FERC subsequently determines that such entity can exercise market power in transmission or generation, create barriers to entry or engage in abusive affiliate transactions or market manipulation.

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

Certain renewable energy and energy efficiency projects, such as solar energy projects, may be eligible for an ITC. The placed-in-service deadline for solar energy projects to produce electricity can be as late as January 1, 2024, however construction must begin before January 1, 2020 for a full credit, dropping to 26% in 2020 with further decreases to 22% in 2021 and 10% in 2022 and beyond. The ITC is a credit claimed against the income tax of the owner of the eligible project.

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

We may not control the projects and other investments in which we invest. We define control as ownership of 25% or more of the outstanding voting securities of a company, having greater than 50% representation on a company’s board of directors or being a managing member of a limited liability company. As a result, we are subject to the risk that the controlling entity of a project in which we invest may make business decisions with which we disagree and the management of such project, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests.

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

The United States began levying tariffs on certain types of imported solar panels in January 2018. The tariffs are applicable over a four-year period beginning at 30% the first year and declining to 25%, 20% and 15% respectively, with each subsequent year. For certain sectors of the industry, particularly large utility scale transactions, these tariffs will likely have some pricing impact. However, for the reasons described below, we do not see this market event significantly affecting our investment thesis or the cost of future investments.

1.	A PV solar module today costs about $0.32. Over the six months leading up to the tariff enactment, certain developers stockpiled panels at prices as high as $0.35 to $0.36 per module. Given that the tariff maximum is currently 30% declining to 15% in the fourth year, it puts the most expensive modules at approximately $0.31, effectively below where modules have been selling in recent months. In short, developers had already put these higher prices into the market, significantly muting any pricing impact from the tariff enactment.

2.	Furthermore, the first 2.5GW of panels imported for each of the four years are exempt from the tariff, which is likely to mitigate pricing impact.

3.	Over half of the company’s investments are operating plants, where the panels are already installed (where they are producing electricity) so the tariffs will not have an effect on the cost of those systems.

4.	Some developers are moving to thin film modules, which are not likely affected by the tariff. Thin film modules are generally more expensive but if the tariff were to result in higher prices for affected panels, thin film modules would become more cost-competitive. Given these and other factors, we expect negligible impact from the tariff as we continue to raise capital, acquire assets and bring the offering towards its eventual close.

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

In addition to shortages of technologies and key inputs and changes in governmental policies, the results of the projects in which we invest that produce solar and wind power can be affected by a variety of factors, including the following:

●	the average selling price of solar cells, solar panels, solar power systems, wind turbines and other key components of alternative energy power plants;

●	a decrease in the availability, pricing and timeliness of delivery of raw materials and components, particularly solar panels, wind turbines and blades and associated components, including steel, necessary for solar and wind power systems to function;

●	the rate and cost at which alternative energy power producers can expand their manufacturing and product assembly capacity to meet customer demand, including costs and timing of adding personnel;

●	construction cost overruns, including those associated with the introduction of new products;

●	the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions;

●	unplanned additional expenses such as manufacturing failures, defects or downtime;

●	the impact of seasonal variations in sunlight on energy production;

●	the impact of weather variations on energy production;

●	acquisition and investment related costs;

●	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

●	changes in manufacturing costs;

●	the availability, pricing and timeliness of delivery of products necessary for solar power products to operate;

●	changes in electric rates due to changes in fossil fuel prices;

●	the lack of a viable secondary market for positions in solar energy projects; and

●	the ability of a solar and wind energy projects to generate cash and pay yield substantially depends on power generation, which depends on continuing productive capability of the solar energy hardware, including proper operations and maintenance of the alternative energy hardware and fair sunlight and wind for the life of the investment.

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

If our wind energy production assessments turn out to be wrong, our wind energy projects could suffer several material adverse consequences, including:

●	our wind energy production and sales for the project may be significantly lower than we predict;

●	our hedging arrangements may be ineffective or costlier;

●	we may not produce sufficient energy to meet our commitments to sell electricity or RECs and, as a result, we may have to buy electricity or RECs on the open market to cover our obligations or pay damages; and

●	our projects may not generate sufficient cash flow to make payments of principal and interest as they become due on the debt we provided on the project, and we may have difficulty refinancing such debt.

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

The shares sold in the public offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if you purchase Class A, C, I, P-A or P-I shares, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares.

The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Your ability to transfer your shares is limited. Pursuant to our LLC Agreement, we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a member. Moreover, you should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit your ability to sell your shares to us, and we may amend, suspend or terminate our share repurchase program at any time without giving you notice in advance. In particular, the share repurchase program provides that we may make repurchase offers only to members who have purchased Class A, C, I, P-A or P-I shares and have held their shares for a minimum of one year. In addition, we limit repurchases (i) during any 12-month period, to 5% of our weighted average number of outstanding shares and (ii) during any fiscal quarter, to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. Our ability to repurchase shares is subject to and may be limited by the company’s available funds. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of our assets. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. The shares should be purchased as a long-term investment only.

We intend to explore a potential liquidity event for our members within five years following the completion of our offering stage, which may include additional follow-on offerings of public and private shares. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that our board of directors, in the exercise of its fiduciary duty to our members, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in the best interests of our members. A liquidity event could include, but shall not be limited to, (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, (2) a listing of our shares, or a transaction in which our members receive shares of a company that is listed, on a national securities exchange or (3) a merger or another transaction approved by our board of directors in which our members will receive cash or shares of a publicly traded company.

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

Because the dealer manager was previously an affiliate of GCM, there was no independent review of our offering customarily performed in underwritten offerings.

The dealer manager, SC Distributors, LLC was an affiliate in 2018 and did not make an independent review of us or the offering. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of this offering. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of this offering. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our shares relative to publicly traded companies.

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

If you purchase our shares in this offering, you will incur immediate dilution, which will be substantial, equal to the costs of the offering associated with your shares. This means that the investors who purchase shares will pay a price per share that substantially exceeds the per share value of our assets after subtracting our liabilities. The costs of this offering, which include commissions, dealer manager fees, offering costs and organization cost, are currently estimated to be between 11.5% and 15% of gross offering proceeds for Class A, C, I and P-A. There are no costs of this offering for Class P-I.

Anti-takeover provisions in our LLC Agreement could inhibit a change in control.

Provisions in our LLC Agreement may make it more difficult and expensive for a third party to acquire control of us, even if a change of control would be beneficial to our shares. Under our LLC Agreement, which will be in effect at the commencement of this offering, our shares have only limited voting rights on matters affecting our business and therefore have limited ability to influence management’s decisions regarding our business. In addition, our LLC Agreement contains several provisions that could make it more difficult for a third party to acquire, or may discourage a third party from acquiring control of our company. These provisions include:

●	restrictions on our ability to enter into certain transactions with major holders of our shares modeled on the limitation contained in Section 203 of the Delaware General Corporation Law, or the DGCL;

●	allowing only the company’s board of directors to fill vacancies, including newly created directorships;

●	requiring that directors may be removed, with or without cause, only by a vote of a majority of the issued and outstanding shares;

●	requiring notice in advance for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by holders of our shares at a meeting of members;

●	our ability to issue additional securities, including securities that may have preferences or are otherwise senior in priority to our shares; and

●	limitations on the ability of holders of our shares to call special meetings of holders of our shares.

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

U.S. federal income tax rules applicable to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects, are difficult to apply to, publicly traded interests in partnerships. We apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to members in a manner that reflects members’ economic gains and losses, but these assumptions and conventions require judgement  in application with the applicable Treasury Regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to investors.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITYHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON EQUITY

The company’s Class A, Class C, Class I, Class P-A or Class P-I shares are not listed or traded on any recognized securities exchange. Since the initial closing and through the date of this filing, the company sold shares on a continuous basis at the following prices:

Period		Class
From	To	A	C	I	P-A		P-I
25-Apr-14	04-Nov-15	$10.000	$9.576	$9.186	NA		NA
05-Nov-15	04-Feb-16	$10.024	$9.599	$9.208	NA		NA
05-Feb-16	05-May-16	$10.048	$9.621	$9.230	NA		NA
06-May-16	03-Aug-16	$10.068	$9.640	$9.248	$9.589		$8.808
04-Aug-16	06-Nov-16	$10.227	$9.791	$9.394	$9.739		$8.946
07-Nov-16	07-Feb-17	$10.282	$9.581	$9.445	$9.782		$8.828
08-Feb-17	04-May-17	$10.224	$9.526	$9.391	$9.704		$8.758
05-May-17	17-May-17	$10.165	$9.479	$9.337	$9.704		$8.690
18-May-17	03-Aug-17	$9.735	$9.067	$8.942	$9.704		$8.690
04-Aug-17	02-Nov-17	$9.724	$9.078	$8.932	N/A		$8.730
03-Nov-17	05-Feb-18	$9.735	$9.089	$8.943	N/A		$8.750
06-Feb-18	06-May-18	$9.780	$9.089	$8.984	$9.646	*	$8.810
07-May-18	02-Aug-18	$9.803	$9.122	$9.006	$9.679		$8.840
03-Aug-18	31-Oct-18	$9.829	$9.172	$9.029	$9.694		$8.900
01-Nov-18	06-Feb-19	$9.791	$9.149	$8.994	$9.683		$8.890
07-Feb-19		$9.626	$9.007	$8.842	$9.501	**	$8.761

* Effective April 16, 2018

** Ceased February 8, 2019

HOLDERS

As of December 31, 2018, the company has issued 17,787,936 Class A shares (including 23,601 to GCM), 2,239,273 Class C shares, 6,379,071 Class I shares, 56,011 Class P-A shares and 11,856,873 Class P-I shares.

DISTRIBUTIONS

The following table reflects the distributions declared during the year ended December 31, 2018.

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2018	$728,738	$464,821	$1,193,559
March 1, 2018	682,039	428,310	1,110,349
April 2, 2018	790,925	474,370	1,265,295
May 1, 2018	792,185	475,874	1,268,059
June 1, 2018	883,662	507,728	1,391,390
July 2, 2018	927,638	502,333	1,429,971
August 1, 2018	1,013,883	529,333	1,543,216
September 4, 2018	1,078,310	541,479	1,619,789
October 1, 2018	1,097,313	529,751	1,627,064
November 1, 2018	1,178,736	555,383	1,734,119
December 3, 2018	1,177,142	546,446	1,723,588
January 2, 2019	1,260,777	570,961	1,831,738
Total	$11,611,348	$6,126,789	$17,738,137

The following table reflects the distributions declared during the year ended December 31, 2017.

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2017	$431,686	$349,842	$781,528
March 1, 2017	413,270	332,761	746,031
April 3, 2017	482,113	371,902	854,015
May 1, 2017	486,864	370,463	857,327
June 1, 2017	524,909	383,585	908,494
July 3, 2017	534,165	382,339	916,504
August 1, 2017	572,833	406,993	979,826
September 1, 2017	600,962	415,864	1,016,826
October 2, 2017	603,869	411,848	1,015,717
November 1, 2017	637,604	436,753	1,074,357
December 1, 2017	656,495	430,860	1,087,355
January 2, 2018	711,306	454,324	1,165,630
Total	$6,656,076	$4,747,534	$11,403,610

The following table reflects the distributions declared during the year ended December 31, 2016.

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2016	$171,410	$185,680	$357,090
March 1, 2016	182,825	195,193	378,018
April 1, 2016	221,088	221,729	442,817
May 2, 2016	234,799	241,934	476,733
June 1, 2016	261,003	271,362	532,365
July 1, 2016	270,112	277,033	547,145
August 1, 2016	296,391	288,859	585,250
September 1, 2016	323,445	299,790	623,235
October 3, 2016	334,152	299,699	633,851
November 1, 2016	356,589	321,863	678,452
December 1, 2016	371,493	320,165	691,658
January 3, 2017	403,983	367,279	771,262
Total	$3,427,290	$3,290,586	$6,717,876

PERFORMANCE GRAPH

Not applicable.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2018, the company sold 15,478 Class P-A shares and 8,469,306 Class P-I shares under a private placement memorandum. During the year ended December 31, 2017, the company sold 3,092 Class P-A shares and 3,198,559 Class P-I shares under a private placement memorandum. During the year ended December 31, 2016, the company sold 47,774 Class P-A shares and 199,319 Class P-I shares under a private placement memorandum.

ISSUER PURCHASES OF EQUITY SECURITIES

For the year ended December 31, 2018, the company repurchased 442,979 Class A shares, 7,601 Class C shares, 59,781 Class I shares and 15,481 Class P-I shares at a total purchase price of $3,743,387, $65,340, $528,898 and $136,845, respectively, pursuant to the company’s share repurchase program. For the year ended December 31, 2017, the company repurchased 368,925 Class A shares, 6,041 Class C shares, 81,315 Class I shares, and 10,309 Class P-I shares at a total purchase price of $3,280,566, $53,073, $724,059 and $90,000, respectively, pursuant to the company’s share repurchase program. For the year ended December 31, 2016, the company repurchased 261,620 Class A shares and 25,035 Class I shares at a total purchase price of $2,407,717 and $230,084, respectively, pursuant to the company’s share repurchase program. No Class C shares were repurchased during the year ended December 31, 2016.

The table below provides information concerning the company’s repurchase of shares during the years ended December 31, 2018, 2017 and 2016 pursuant to the company’s share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares Offered
January 1 to March 31, 2018	80,197	$8.754	153,486
April 1 to June 30, 2018	99,881	8.764	165,445
July 1 to September 30, 2018	184,254	8.877	184,254
October 1 to December 31, 2018	141,511	8.766	184,539
Total - 2018	505,843	$8.790	687,724

January 1 to March 31, 2017	113,534	$9.227	113,534
April 1 to June 30, 2017	107,155	8.786	124,396
July 1 to September 30, 2017	135,561	8.761	137,504
October 1 to December 31, 2017	110,340	8.786	145,994
Total - 2017	466,590	$8.886	521,428

January 1 to March 31, 2016	9,021	$9.068	59,969
April 1 to June 30, 2016	80,958	9.086	80,959
July 1 to September 30, 2016	94,761	9.230	94,761
October 1 to December 31, 2016	101,915	9.280	101,915
Total - 2016	286,655	$9.202	337,604

(1)	The company’s share repurchase program provides that we may make repurchase offers only if we have sufficient funds available for repurchase and to the extent the total number of shares for which repurchase is requested in any fiscal quarter does not exceed 5% of our weighted average number of outstanding shares in any 12-month period. In addition, we will limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data of the company as of December 31, 2018, 2017, 2016, 2015 and 2014 and for the years ended December 31, 2018, 2017, 2016 and 2015 and for the period from Commencement of Operations (April 25, 2014) through December 31, 2014 are derived from our consolidated financial statements that have been audited by KPMG, our independent registered public accounting firm. This financial data should be read in conjunction with our consolidated financial statements and related notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report:

	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Statements of Assets and Liabilities data at period end:
Investments, at fair value	$307,176,115	$218,386,174	$115,123,101	$51,454,566	$2,737,501
Swap contracts, at fair value	435,603	156,068	90,697	—	—
Cash and cash equivalents	39,122,635	10,144,014	13,055,090	5,889,030	7,567,061
Other assets	7,210,276	4,823,789	6,766,392	944,879	517,575
Total assets	353,944,629	233,510,045	135,035,280	58,288,475	10,822,137
Swap contracts, at fair value	311,641	—	—	—	—
Payable for investments purchased	8,901	15,414,205	—	—	—
Term note payable, net of financing costs	29,527,046	12,910,364	3,270,399	—	—
Other liabilities	4,040,292	2,510,709	2,346,081	600,397	309,482
Total liabilities	33,887,880	30,835,278	5,616,480	600,397	309,482
Total net assets	$320,056,749	$202,674,767	$129,418,800	$57,688,078	$10,512,655

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from Commencement of Operations (April 25, 2014) through December 31, 2014
Statement of operations data:
Total Investment income	$19,547,430	$13,383,121	$8,236,025	$1,854,122	$38,291
Management fee expense	5,803,893	3,351,250	2,018,434	571,271	64,282
Incentive fees	—	139,692	—	—	—
All other expenses	4,062,222	2,433,137	1,921,793	1,054,509	617,072
Waiver of management fees	—	—	—	—	(21,228)
Pre-operating expenses	—	—	—	—	222,734
Expense reimbursement to (from advisor)	—	—	636,926	11,794	(648,720)
Net investment income (loss) before taxes	9,681,315	7,459,042	3,658,872	216,548	(195,849)
Deferred tax (benefit) expense	1,458,669	2,619,076	(1,142,738)	(522,985)	—
Franchise tax expense	138,436	23,415	121,940	—	—
Net investment income (loss)	8,084,210	4,816,551	4,679,670	739,533	(195,849)
Net realized loss on foreign currency translation	—	—	—	—	(136)
Net realized gain on investments	—	693,882	4,578	—	—
Net change in unrealized appreciation (depreciation) on investments	2,955,079	5,929,033	(1,473,781)	1,578,967	81,012
Net change in unrealized appreciation (depreciation) on foreign currency translation	(118,496)	97,763	40,703	(196,902)	(31,647)
Net change in unrealized appreciation on swap contracts	(32,106)	65,371	90,697	—	—
Change in benefit from deferred taxes on unrealized appreciation on investments	2,986,588	963,720	4,386,656	127,015	—
Net increase (decrease) in net assets resulting from operations	$13,875,275	$12,566,320	$7,728,523	$2,248,613	$(146,620)
Per share data (basic and diluted): (1)
Net asset value (Class A)	$8.54	$8.68	$8.69	$8.54	$8.50
Net asset value (Class C)	$8.34	$8.42	$8.44	$8.54	$8.50
Net asset value (Class I)	$8.54	$8.68	$8.69	$8.54	$8.50
Net asset value (Class P-A)	$8.55	—	$8.67	—	—
Net asset value (Class P-I)	$8.76	$8.81	$8.67	$—	$—
Net investment income (loss)	$0.27	$0.25	$0.43	$0.22	$(0.38)
Net realized gain on investments	$—	$0.04	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments, net of incentive allocation to special unitholder	$0.18	$0.31	$(0.10)	$0.39	$0.14
Net change in unrealized appreciation (depreciation) on foreign currency translation	$—	$0.01	$—	$(0.06)	$(0.06)
Change in benefit from deferred taxes on unrealized appreciation on investments	$—	$0.05	$0.40	$0.04	$—
Net increase (decrease) in net assets attributed to common equityholders	$0.45	$0.60	$0.73	$0.59	$(0.30)
Distributions declared (Class A)	$0.61	$0.60	$0.60	$0.60	$0.28
Distributions declared (Class C)	$0.59	$0.59	$0.60	$0.60	$0.28
Distributions declared (Class I)	$0.61	$0.60	$0.60	$0.60	$0.28
Distributions declared (Class P-A)	$0.22	$0.28	$0.26	$—	$—
Distributions declared (Class P-I)	$0.58	$0.58	$0.25	$—	$—
Other data:
Weighted average common shares outstanding	29,799,735	18,922,343	11,043,156	3,335,719	513,052
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class A)	5.45%	6.90%	8.79%	7.44%	(5.33)%
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class C)	6.19%	6.77%	5.65%	7.44%	(5.33)%
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class I)	5.44%	6.90%	8.79%	7.44%	(5.33)%
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class P-A)	1.06%	—%	4.59%	—%	—%
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class P-I)	6.16%	8.65%	4.49%	—%	—%
Number of portfolio company investments at period end	26	18	9	8	3
Purchases of investments	$135,741,382	$127,069,013	$91,786,650	$47,681,029	$2,688,136
Principal payments and sales of investments for the period	$4,621,231	$30,496,206	$26,689,615	$359,432	$—

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

Overview

The LLC, a Delaware limited liability company, formed in December 2012, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly-owned subsidiary, GREC. GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. GREC Holdco, a wholly-owned subsidiary of GREC, was formed in Delaware, in June 2016. We are externally managed and advised by the advisor, a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year end is December 31.

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

We acquire investment projects at different stages of the development life cycle. Our financing strategy is determined on a project by project basis. We intend to make an initial equity investment in all our projects. Specific financing strategies are discussed and approved by GCM’s investment committee, which financings could affect our cost basis disclosed in the Schedule of Investments on a quarterly basis. If the project is an operating project the financing will be an equity investment initially. However, if we enter a new project prior to operations we may be financing the remaining construction and/or the complete construction of the project, at which point further investments will be made to fund the project, project-level debt agreements may be entered into, and/or a tax equity partner may contribute to the completion of the project. As noted above each portfolio has characteristics that will affect the basis and fair market value of the assets on a quarter over quarter basis until they are operating assets.

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

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the years ended December 31, 2018 and 2017.

	For the year ended December 31, 2018	For the year ended December 31, 2017
Investment grade:
Utility	71.1%	61.9%
Municipality	6.1	6.1
Corporation	0.6	0.3
Subtotal investment grade	77.8%	68.3%

Non-investment grade or no rating:
Utility	0.2%	0.4%
Municipality	2.7	3.3
Residential	17.8	25.7
Corporation	1.5	2.3
Subtotal non-investment grade or no rating	22.2%	31.7%
Total	100.0%	100.0%

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

The table below sets forth the company’s investments in alternative energy generation portfolios as of December 31, 2018.

	Acquisition Date	Classification	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015, Second quarter 2018	Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$37,079,887	Commercial ground and roof mounted photovoltaic systems	26.20
Foresight Solar Portfolio	Fourth quarter 2017	Commercial Solar	California, Colorado	Managing member, majority equity owner	$13,650,000	Commercial ground and roof mounted photovoltaic systems	10.00
Golden Horizons Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	100% equity ownership	$9,400,000	Commercial ground and roof mounted photovoltaic systems	7.79
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Commercial Solar	Vermont	100% equity ownership	$17,582,823	Commercial ground and roof mounted photovoltaic systems	7.39
Magnolia Sun Portfolio	Third quarter 2015, First quarter 2016	Commercial Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted photovoltaic systems	5.30
Midway III Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	Managing member, majority equity owner	$11,552,904	Commercial ground and roof mounted photovoltaic systems	26.00
Raleigh Portfolio	Third quarter 2017	Commercial Solar	North Carolina	Managing member, majority equity owner	$20,822,198	Commercial ground and roof mounted photovoltaic systems	27.83
Six States Solar Portfolio	Fourth quarter 2015, Third quarter 2017	Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% equity ownership	$12,470,306	Ground and roof mounted solar systems	12.97
Sun Farm Portfolio	Fourth quarter 2018	Commercial Solar	North Carolina	Managing member, majority equity owner	$10,514,960	Commercial ground and roof mounted photovoltaic systems	13.94
Sunny Mountain Portfolio	Third quarter 2014	Commercial Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.80
Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Residential Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	0.60
Enfinity Colorado DHA Portfolio	First quarter 2017	Residential Solar	Colorado	100% equity ownership	$1,400,000	Residential rooftop mounted solar photovoltaic systems	2.51
Greenbacker Residential Solar Portfolio	Third quarter 2016, First quarter 2017, Second quarter 2017	Residential Solar	Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	100% equity ownership or managing member, majority equity owner	$28,100,000	Residential rooftop mounted solar photovoltaic systems	18.56
Greenbacker Residential Solar Portfolio II	Second quarter 2017	Residential Solar	Arizona, California, Connecticut, Maryland, Massachusetts, Nevada, New Jersey and New York	Managing member, majority equity owner	$6,400,000	Residential rooftop mounted solar photovoltaic systems	10.22
Greenbacker Wind Portfolio - California	Fourth quarter 2017	Wind	California	100% equity ownership	$9,500,000	Operating wind power facilities	6.00
Greenbacker Wind Portfolio - Idaho	Second quarter 2017	Wind	Idaho	100% equity ownership	$7,320,000	Operating wind power facilities	10.50
Greenbacker Wind Portfolio - Montana	Fourth quarter 2015, Fourth quarter 2016	Wind	Montana	Managing member, equity owner	$21,709,487	Operating wind power facilities	35.00
Greenbacker Wind Portfolio - Vermont	Fourth quarter 2017	Wind	Vermont	100% equity ownership	$24,917,193	Operating wind power facilities	10.00
Colorado CSG Solar Portfolio	First quarter 2018	Pre-Operational Assets	Colorado	Managing member, equity owner	$27,333,205	Ground and roof mounted solar systems	25.20
Phoenix Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	Maryland	100% equity ownership	$9,964,515	Commercial ground and roof mounted photovoltaic systems	10.89
SE Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	North Carolina	100% equity ownership	$7,178,207	Commercial ground and roof mounted photovoltaic systems	21.70
Turquoise Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	Nevada	100% equity ownership	$5,877,188	Commercial ground and roof mounted photovoltaic systems	60.00
Other Portfolios	Third quarter 2018 Fourth quarter 2018	Other Investments****	California, Colorado, & North Carolina	100% equity ownership	$1,279,273	Commercial ground and roof mounted photovoltaic systems & Biomass facility	N/A
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency	Puerto Rico	Capital lease	$447,885	Energy efficiency LED lighting	N/A
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency	Pennsylvania	Secured loan	$551,640	Energy efficiency LED lighting	N/A

* Approximate

** Does not include assumed project level debt

*** 100% Equity ownership, majority equity owner (≥50%), equity owner (<50%), Managing Member of the Limited Liability Company, secured loan or a capital lease

**** Includes pre-acquisition and due diligence expenses

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

Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), we are offering on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests, consisting of up to $800,000,000 of shares in the primary offering and up to $200,000,000 of shares pursuant to the DRP. The primary offering is expected to terminate on or before April 30, 2019. SC Distributors, LLC is the dealer manager for the current offering. The company’s initial offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) terminated on February 7, 2017.

After the finalization of the December 31, 2018 net asset value, the current offering price of the Class A shares is $9.626 per share, the current offering price of the Class C shares is $9.007 per share, the current offering price of the Class I shares is $8.842 per share, the current offering price of the Class P-A shares is $9.501 per share and the current offering price of the Class P-I shares is $8.761 per share.

As of December 31, 2018, through initial purchases of shares and participation in the distribution reinvestment program, our advisor owned 23,601 shares. As of December 31, 2017, through initial purchases of shares and participation in the distribution reinvestment program, our advisor owned 23,601 shares. As of December 31, 2016, our advisor and its affiliate owned 23,469 and 93,191 shares, respectively. The affiliate of our advisor redeemed all of its shares during the year ended December 31, 2017 and no longer owns shares as of December 31, 2017.

As of December 31, 2018, we had received subscriptions for and issued 38,319,164 of our shares (including shares issued under the DRP) for gross proceeds of $360,420,438 (before dealer-manager fees of $4,075,482 and selling commissions of $13,596,582 for net proceeds of $342,748,374). As of December 31, 2017, we had received subscriptions for and issued 24,008,372 of our shares (including shares issued under the DRP) for gross proceeds of $230,720,821 (before dealer-manager fees of $3,242,439 and selling commissions of $11,160,498 for net proceeds of $216,317,884).

Current Competition in the Alternative Energy — Solar Marketplace

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

Current Competition in the Alternative Energy — Wind Marketplace

The financing market for wind investments continues to be robust in the United States, although it has slowed somewhat due to the expiration of the PTC. Still, wind power is on track to surpass hydropower as the U.S. grid’s largest source of renewable electricity in 2019, according to EIA data.

•	Wind additions will bring installed capacity from 96 gigawatts to 107 gigawatts by the end of the year, with another 7 gigawatts coming in 2020, the EIA forecasts.

•	Renewable portfolio standards are expected to continue to drive development in the wind sector particularly in the Northeast U.S. and California.

Thus, current market conditions remain favorable for additional wind development in 2019. We believe that we will continue to be competitive in bidding for wind assets, particularly for smaller middle market transactions involving assets similar to those in our current portfolio. We also believe that we may see opportunities to purchase operating wind assets which have run through their tax credits.

Opportunities in Wind Today

We believe that the middle market segment presents the best opportunities for investment in that this sector faces less competition for assets than the large utility scale sector which tends to be fully banked. Furthermore, we believe that targeted investments in select wind opportunities provides us with increased diversification of cash flows stemming from the fact that wind assets tend to perform better in the winter months while solar tends to perform better in the summer months. We believe that this countercyclical diversification is highly beneficial in managing our cashflows throughout the year. We also believe that we are well positioned to find investable assets in this sector given our track record of purchasing four wind portfolios of this size range over the past two years. These purchases have enabled us to build relationships with respected developers who we may be able to work with in the near future.

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

The EIA anticipates that electricity prices will rise annually by between 2.5% and 3.0% nationally for the next 20 years (on a nominal basis). Assuming the price at which we sell the power under our contracts is set at a discount to the current electricity price and the escalator (to the extent there is one) is less than 2.5% per annum, we expect the contracted price will remain close to, if not below, the market price of the electricity throughout the entire term of the contract.

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

Generally speaking, the policy changes that have occurred over the past decade at the U.S. Environmental Protection Agency and U.S. Department of Energy have been very positive for renewables with stronger emission regulations and other mandates improving the case for renewable energy assets. While the current U.S. administration has indicated greater support for traditional sources of energy and the potential reduction in support for alternative energy production, we believe that any changes enacted by the current U.S. administration will not have a material impact on our operations. In addition, in 2018, the U.S. imposed tariffs on PV panels imported to the U.S. that could have an impact on overall U.S. demand.

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

Dividend income is recorded (1) on the ex-dividend date for publicly issued securities and (2) when received from private investments. The timing and amount of dividend income is determined on at least a quarterly basis by GREC. This process includes an analysis at the individual SPV level based on cash available from operations and working capital ratios needed for the SPVs daily operations. Dividend income from our privately held, equity investments are recognized when approved. Dividends received from the company’s private investments, which generally reflect net cash flow from operations, are declared, accrued and paid on a quarterly basis at a minimum. The proceeds related to the dividend receivable amount of $488,000 presented on the consolidated statements of assets and liabilities as of December 31, 2018 were subsequently collected by January 2, 2019.

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

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. As of December 31, 2018 and December 31, 2017, the company recorded a liability for deferred sales commissions in the amount of $191,706 and $249,858, respectively.

Financing Costs

Financing costs related to debt liabilities of the company, GREC or GREC Holdco are presented on the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability. Financing costs are deferred and amortized using the straight-line method over the life of the debt liability.

Recently Adopted Accounting Pronouncements

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606-Revenue from Contracts with Customers (ASU 2014-09). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The ASU will replace most of the existing revenue recognition guidance under US GAAP. The amendments in ASU 2014-09 are effective for public companies for interim and annual periods in fiscal years beginning after December 15, 2017, with early adoption permitted for interim and annual periods in fiscal years beginning after December 15, 2016. The Company adopted the standard on January 1, 2018 utilizing the cumulative effective transition method. The adoption of the standard did not have an impact on the Company’s consolidated financial statements and disclosures. See Revenue Recognition section for additional information on the Company’s revenue recognition accounting policies.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02, as amended by ASU 2017-13, is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. The adoption of the standard will not have a material impact on the Company’s consolidated financial statements and disclosures.

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

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

•	the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering;

•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

•	the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700,000,000 in outstanding common equity held by our non-affiliates as of the last day of our most recently completed second fiscal quarter, (ii) been a public company for at least 12 months and (iii) filed at least one annual report with the SEC. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

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

Portfolio and Investment Activity

As of December 31, 2018, the company invested in numerous solar, wind, pre-operational and energy efficiency projects included in 26 investment portfolios, as well as one energy efficiency secured loan, as follows:

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

Lastly, the company owns Phelps 158 Solar Farm, LLC a solar photovoltaic system with capacity of approximately 6.743 MW located in Conway, North Carolina. Phelps 158 Solar Farm, LLC is included in the East to West Solar Portfolio, and has approximately 15 years remaining on the PPA.

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

Midway III Portfolio

The Midway III portfolio, located in California, was operational as of September 6, 2018. It encompasses an approximate generation capacity of 26 MW, with all power sold to large utility company in California.

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

Six States Solar Portfolio

The company previously leased 12.973 MW of operating solar power facilities located on 27 sites in the states of Arizona, California, Colorado, Connecticut, Indiana, and North Carolina under a master lease agreement. During the remaining term of the lease, which is approximately 17 years, there is the potential for the company to purchase these assets directly upon agreement and consent of the parties. With over 82% of the contracted revenues from investment grade counterparties, the average remaining life of the PPA is approximately 13.6 years. During June 2018 the company acquired twelve solar systems comprising 4.55 MW that were previously leased. The Six States Solar Portfolio now consists of these 13 facilities plus the remaining fourteen facilities that continue to be leased along with the Floyd Road project noted below. The projects that were purchased have an average life remaining of approximately 15 years under various power purchase agreements.

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

Sun Farm Portfolio

The Sun Farm Portfolio consists of two (2) operating solar PV systems, 6.959MW Sun Farm V and 6.984MW Sun Farm VI, located in Perquimans County, North Carolina. The projects were placed in service in the fourth quarter of 2018 and sell power to large utility company through a 15-year fixed price power purchase agreement PPA.

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

With the inclusion of owned and leased assets, the company operates approximately 138.24 MW of operating commercial solar power facilities throughout the United States as of December 31, 2018.

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

Enfinity Colorado DHA Portfolio

The Enfinity Colorado DHA Portfolio consists of a 2.5 MW portfolio of 666 residential rooftop solar systems located in and around Denver, CO. All energy generated by the systems is sold to the Denver Housing Authority under a 20-year PPA and RECs are sold to the local utility, Xcel Energy. These systems were originally purchased from a subsidiary of Terraform Power, Inc. (“TERP”) and certain direct and indirect subsidiaries in 2017.

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

Greenbacker Residential Solar II Portfolio

This portfolio consists of a 10.2 MW portfolio of approximately 1,350 residential rooftop solar systems located across 8 states including Arizona, California, Connecticut, Massachusetts, Maryland, Nevada, New Jersey and New York. The energy generated by the systems has been sold under 20-year PPAs. These systems were originally purchased from a subsidiary of TERP and certain direct and indirect subsidiaries in 2017.

The company operates approximately 31.89 MW of operating residential solar power facilities throughout the United States and Canada as of December 31, 2018.

Greenbacker Wind — California Portfolio

Wagner Wind, purchased on December 26, 2017, is a 6 MW project located in Riverside, California that sells power directly to the City of Riverside California under a 15-year escalating fixed-rate PPA. The project consists of two 3.0 MW Vestas V90 turbines. The project was originally placed in service in the fourth quarter of 2012.

Greenbacker Wind — Idaho Portfolio

The Fossil Gulch Wind Park is a 10.5 MW project located in Hagerman, Idaho. The project sells power directly to the local public utility, Idaho Power Company, under a 20-year escalating PPA. Additionally, RECs are sold to a third party under a fixed-rate contract. The facility originally commenced operations in the third quarter of 2005 and it has been operated continuously since that date.

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

Greenbacker Wind — Vermont Portfolio

Georgia Mountain Community Wind, purchased in December 2017, is a 10 MW project located in Mendon, Vermont that sells power directly to the City of Burlington Electric Department (“BED”) under a 25-year escalating fixed-rate PPA. The project consists of four 2.5 MW Goldwind turbines. The project was originally placed in service in the fourth quarter of 2012.

The company currently operates approximately 61.5 MW of operating wind power facilities throughout the United States.

Colorado CSG Solar Portfolio

The Colorado CSG portfolio, consists of 13 operational and pre-operational community solar projects located in Colorado with a combined generating capacity of approximately 25.2MW. While certain of these projects were operational as of December 31, 2018, the remaining projects should become operational in Q1 2019. The Projects are part of Xcel Energy’s Community Solar Garden (“CSG”) program.

Phoenix Solar Portfolio

The Company purchased the rights to a 10.8 MW portfolio of two solar projects (“Project Blue Star” and “Project Phoenix”, collectively the “Phoenix Solar Portfolio”). The Phoenix Solar Portfolio projects, which are located in Kent County and Prince Georges County, Maryland, are expected to reach commercial operation by June 2019.

SE Solar Portfolio

The Company purchased the rights to a 21.8 MW portfolio of three solar projects (“SE Solar Portfolio”) located in Camden, Jamesville and Martin counties, North Carolina. Construction of the facilities has commenced, with closings to take place upon their reaching mechanical completion. All three facilities are expected to achieve commercial operations during the first half of 2019. Once operational, the SE Solar Portfolio will sell all power generated to an investment grade utility off taker through a 15-year fixed price PPA

Turquoise Solar Portfolio

The Company purchased Turquoise Nevada LLC (“Turquoise Solar”), a to be constructed 60.65-MW solar project located in Washoe County. Turquoise Solar is estimated to start construction during 2019 and achieve commercial operations in Q2 2020. Once operational, Turquoise Nevada will sell 100% of generated electricity through a 25-year fixed-price power purchase agreement with a large regulated utility.

The Company has under contract approximately 117.8 MW of Pre-Operational Assets related to future commercial solar power and biomass facilities throughout the United States that will become operation in 2019/2020.

Other

EVCE BioMass Portfolio- The EVCE Biomass Portfolio is currently comprised of acquisition costs related to a 12MW biomass facility under a letter of intent in Colorado.

Tar Heel Solar II -The Tar Heel Solar II portfolio is currently comprised of acquisition costs related to solar farms being acquired in North Carolina.

Lightbeam- The Company has executed a Letter of Intent (“LOI”) and entered an exclusivity period by funding a $500,000 refundable deposit to acquire two operating, contracted solar generation assets comprising 4.3MW located in Butte County, CA.

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

Renew AEC One, LLC

In September 2015, the company entered into a secured loan agreement with Renew AEC One, LLC to fund the installation and purchase of energy efficiency lighting in a warehouse in Pennsylvania. The loan bears an interest rate of 10.25% per annum with principal amortization over a ten-year period ending in February 2025.

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans and capital leases outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of December 31, 2018, all loans and capital leases were considered current per their terms.

Investment Summary

The following table presents the purchases of new or existing investments for the years ended December 31, 2018, 2017 and 2016:

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Commercial Solar
East to West Solar Portfolio	$13,715,000	$4,678,000	$3,656,875
Floyd Road Solar Farm Portfolio	—	9,088,383	—
Foresight Solar Portfolio	449,929	13,200,071	—
Golden Horizons Solar Portfolio	200,000	9,450,000	—
Green Maple Portfolio	4,507,823	180,000	3,395,000
Magnolia Sun Portfolio	—	—	3,225,000
Midway III Solar Portfolio	32,986,364	10,093,861	—
Raleigh Portfolio	150,000	20,672,198	—
Six States Solar Portfolio	9,250,000	550,000	—
Sun Farm Portfolio	16,010,798	—	—
Residential Solar
Canadian Northern Lights Portfolio	—	—	—
Enfinity Colorado DHA Portfolio	—	1,400,000	—
Greenbacker Residential Solar Portfolio	—	8,250,000	19,850,000
Greenbacker Residential Solar Portfolio II	—	6,400,000	—
Wind
Greenbacker Wind Portfolio - California	—	9,500,000	—
Greenbacker Wind Portfolio - Idaho	—	7,320,000	—
Greenbacker Wind Portfolio - Montana	1,750,000	1,485,000	35,527,428
Greenbacker Wind Portfolio - Vermont	500,000	24,800,000	—
Pre-Operational Assets
Colorado CSG Solar Portfolio	31,895,702	—	—
Phoenix Solar Portfolio	9,964,515	—	—
SE Solar Portfolio	7,178,207	—	—
Turqoise Solar Portfolio	5,877,188	—	—
Other Portfolios	1,304,356	—	—
Energy Efficiency
GREC Energy Efficiency Portfolio	1,500	1,500	—
Other
Greenfield Secured Turbine Loan (*)	—	—	26,335,478
	$135,741,382	$127,069,013	$91,989,781

(*)	This loan was repaid as part of the purchase of Greenfield Wind LLC, an investment held in the Greenbacker Wind LLC portfolio.

The composition of the company’s investments as of December 31, 2018, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Commercial Solar:
East to West Solar Portfolio	$37,079,887	$33,665,088	10.9%
Foresight Solar Portfolio	13,650,000	14,357,201	4.7
Golden Horizons Solar Portfolio	9,400,000	14,445,071	4.7
Green Maple Portfolio	17,582,823	16,066,837	5.2
Magnolia Sun Portfolio	10,775,000	8,258,786	2.7
Midway III Solar Portfolio	11,552,904	13,265,608	4.3
Raleigh Portfolio	20,822,198	21,358,997	7.0
Six States Solar Portfolio	12,470,306	13,440,025	4.4
Sun Farm Portfolio	10,514,960	11,606,877	3.8
Sunny Mountain Portfolio	884,578	1,107,041	0.4
Subtotal	$144,732,656	$147,571,531	48.1%
Residential Solar:
Canadian Mountain Portfolio	$1,603,136	$2,081,554	0.6%
Enfinity Colorado DHA Portfolio	1,400,000	1,700,728	0.6
Greenbacker Residential Solar Portfolio	28,100,000	27,372,253	8.9
Greenbacker Residential Solar Portfolio II	6,400,000	10,763,559	3.5
Subtotal	$37,503,136	$41,918,094	13.6%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$8,070,745	2.6%
Greenbacker Wind Portfolio - Idaho	7,320,000	6,385,631	2.1
Greenbacker Wind Portfolio - Montana	21,709,487	21,956,868	7.1
Greenbacker Wind Portfolio - Vermont	24,917,193	28,752,500	9.4
Subtotal	$63,446,680	$65,165,744	21.2%
Pre-Operational Assets:
Colorado CSG Solar Portfolio	$27,333,205	$27,215,170	8.9%
Phoenix Solar Portfolio	9,964,515	9,964,515	3.2
SE Solar Portfolio	7,178,207	7,178,207	2.3
Turquoise Solar Portfolio	5,877,188	5,877,188	1.9
Subtotal	$50,353,115	$50,235,080	16.3%
Other Investments:	$1,279,273	$1,263,620	0.4%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$447,885	$470,406	0.2%
Renew AEC One, LLC	551,640	551,640	0.2
Subtotal	$999,525	$1,022,046	0.4%
Total	$298,314,385	$307,176,115	100.0%

The composition of the company’s investments as of December 31, 2017, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Commercial Solar:
East to West Solar Portfolio	$27,934,875	$27,200,000	12.4%
Foresight Solar Portfolio	13,200,071	13,200,071	6.0
Golden Horizons Solar Portfolio	9,450,000	9,482,075	4.3
Green Maple Portfolio	13,075,000	11,956,821	5.5
Magnolia Sun Portfolio	10,775,000	9,635,508	4.4
Midway III Solar Portfolio	10,093,861	10,093,861	4.6
Raleigh Portfolio	20,672,198	22,850,465	10.4
Six States Solar Portfolio	4,770,306	4,756,893	2.3
Sunny Mountain Portfolio	884,578	1,205,439	0.6
Subtotal	$110,855,889	$110,381,133	50.5%
Residential Solar:
Canadian Mountain Portfolio	$1,603,136	$2,093,827	1.0%
Enfinity Colorado DHA Portfolio	1,400,000	1,671,317	0.8
Greenbacker Residential Solar Portfolio	28,100,000	28,373,526	13.0
Greenbacker Residential Solar Portfolio II	6,400,000	7,986,014	3.7
Subtotal	$37,503,136	$40,124,684	18.5%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$9,506,752	4.3%
Greenbacker Wind Portfolio - Idaho	7,320,000	6,799,153	3.0
Greenbacker Wind Portfolio - Montana	21,609,488	23,228,136	10.6
Greenbacker Wind Portfolio - Vermont	24,417,193	27,168,808	12.6
Subtotal	$62,846,681	$66,702,849	30.5%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$482,450	$504,637	0.2%
Renew AEC One, LLC	672,871	672,871	0.3
Subtotal	$1,155,321	$1,177,508	0.5%
Total	$212,361,027	$218,386,174	100.0%

Results of Operations

A discussion of the results of operations for the years ended December 31, 2018, 2017 and 2016 are as follows:

Revenues. As the majority of our assets consist of equity investments in renewable energy projects, the majority of our revenue is generated in the form of dividend income. The timing and amount of dividend income is determined on at least a quarterly basis by GREC. This process includes an analysis at the individual SPV level based on cash available from operations and working capital ratios needed for the SPVs daily operations. Dividend income from our privately held, equity investments are recognized when approved. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the years ended December 31, 2018, 2017 and 2016 totaled $18,503,814, $13,125,642 and $6,267,442 respectively, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $1,043,616, $257,479 and $1,968,583, respectively.

The increase in dividend income from the year ended December 31, 2017 to the year ended December 31, 2018 was primarily attributed to the acquisition of renewable energy projects throughout the past year as the value of our investments increased from $218 million as of December 31, 2017 to $308 million as of December 31, 2018, or a 41% increase. The increase could have been higher in 2018 if all our investments were operational during 2018. As of December 31, 2018, we have approximately $51,632,388 in pre-operational assets, which amounts to 16% of our total net assets. We expect that the majority, but not all, of the assets that are pre-operational to be revenue generating during 2019. The increase in dividend income from the year ended December 31, 2016 to the year ended December 31, 2017 was primarily attributed to the acquisition of renewable energy projects throughout the past year as the value of our investments increased from $115 million as of December 31, 2016 to $218 million as of December 31, 2017, or a 90% increase. As new projects were purchased by the company, the volume of overall electricity generated by our project investments increased which increased net income available for distribution to the company. As new projects were purchased by the Company, the volume of overall electricity generated by our project investments increased, which increased net income available for distribution to the Company.

The increase in the interest income for the year ended December 31, 2018 versus 2017 was primarily attributed to increased cash and cash equivalent balances throughout the year as well as a slight increase in the average interest rate earned on our cash equivalent balances. The significant decrease in interest income for the year ended December 31, 2017 versus 2016 was primarily attributed to the repayment of the turbine supply loan in the fourth quarter of 2016.

Expenses. For the years ended December 31, 2018, 2017 and 2016, the company incurred $9,866,115, $5,924,079 and $3,940,227 in operating expenses, respectively, including the management fees earned by the advisor. The company and the advisor entered into an expense reimbursement agreement on January 30, 2014, ending on December 31, 2016, whereby the advisor agreed to reimburse the company for certain operating expenses above rate limits to maintain the company’s operating expenses at a specified level (as defined within the agreement). Once the company’s expenses are determined to be below that limit, the company is obligated to repay the advisor for all previous expenses reimbursed by the advisor, until the advisor is fully reimbursed. For the year ended December 31, 2016, the advisor elected to limit the company’s operating expenses to no higher than 5% annually of the company’s average net assets for the period. Since the average annual expenses (as defined in the expense reimbursement agreement) were less than 5% for the year ended December 31, 2016, the company recorded $636,926 as reimbursement to the advisor for repayment of assumed past operating expenses. With the reimbursements occurring during the year ended December 31, 2016, the advisor had been reimbursed for all previously assumed operating expenses. Total expenses, net of expense waiver and reimbursement, for the year ended December 31, 2016 was $4,577,153.

For the years ended December 31, 2018, 2017 and 2016, the advisor earned $5,803,893, $3,351,250 and $2,018,434, respectively, in management fees. The consolidated financial statements reflect a $560,895 increase in incentive allocation for the year ended December 31, 2018 based primarily upon unrealized appreciation on investments, a $1,235,657 increase in incentive allocation for the year ended December 31, 2017 based primarily upon unrealized appreciation on investments and a $285,673 decrease in incentive allocation for the year ended December 31, 2016, based primarily upon unrealized depreciation on investments. There was an incentive fee of $139,692 earned in 2017 by the advisor.

For the year ended December 31, 2018, 2017 and 2016, Greenbacker Administration, LLC invoiced the company $0, $115,849 and $203,381, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments. Effective on April 1, 2017, these expenses were invoiced directly to the company’s investments.

Lastly, for the year ended December 31, 2018, the company incurred a deferred tax (benefit) expense from operations in the amount of ($1,527,917), while incurring a deferred tax (benefit) expense in the amounts of $1,655,356 and $(5,529,394) for the years ending December 31, 2017 and 2016, respectively. The deferred tax benefit is mainly derived from net operating losses incurred and investment tax credit carryforwards related to the company’s investments which, unlike for financial statement purposes under GAAP, are consolidated for tax purposes offset by unrealized tax basis gains on the company’s investments. The reduction in the deferred tax benefit was driven mainly by the reduced value of the company’s net operating loss carryforward due to the reduction in the corporate tax rate from 35% to 21% starting in 2017 offset by the presumed tax on the unrealized gain on investments for tax purposes. The increase from December 31, 2018 compared to December 2017 is primarily due to the decrease in the unrealized gain on the investments in the net amount of approximately $1,300,000. Additionally, the Federal Investment Tax Credit (ITC) increased approximately $255,000 during 2018. The ITC increase is due to newer projects Sun Farm V, Sun Farm VI and Midway III Holdings, LLC becoming operational during Q4 2018. Thus, for the years ended December 31, 2018, 2017 and 2016, the net investment income was $8,084,210, $4,816,551 and $4,679,670, respectively, or $0.27, $0.25 and $0.43, respectively, per share.

Going forward, we expect our primary expenses to be the payment of asset management fees under our advisory agreement with the advisor. We will bear other expenses, which are expected to include, among other things:

●	the cost of calculating our net asset value, including the related fees and cost of retaining third-party valuation services;

●	the cost of effecting sales and repurchases of units;

●	fees payable to third parties relating to, or associated with our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors;

●	fees payable to our advisor;

●	interest payable on debt incurred to finance our investments;

●	transfer agent and custodial fees;

●	federal and state registration fees;

●	costs of board meetings, unitholders’ reports and notices and any proxy statements;

●	directors and officers’ errors and omissions liability insurance and other types of insurance;

●	direct costs, including those relating to printing of unitholder reports and advertising or sales materials, mailing, telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002 and applicable federal and state securities laws; and

●	all other expenses incurred by us or the advisor or sub-advisors in connection with administering our investment portfolio, including expenses incurred by our advisor in performing certain of its obligations under the advisory agreement.

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

While we did not sell any investments in 2018, we recognized a $693,882 and $4,578 realized gain, respectively, for the years ended December 31, 2017 and 2016. The gain in 2017 related to the sale/leaseback transaction for the Floyd Road project in Q3 (included in Six States portfolio). The gain in 2016 related to the sale of a small solar asset in the quarter ended September 30, 2016. A net change of $2,804,477, $6,092,167 and $(1,342,381) of unrealized appreciation (depreciation), respectively, was recorded for years ended December 31, 2018, 2017 and 2016, of which $2,955,079, $5,929,033 and $(1,473,781) of unrealized appreciation (depreciation) related to the change in value of investments, $(118,496), $97,763 and $40,703 of unrealized appreciation (depreciation), respectively, related to change in value based upon changes in foreign currency exchange rates and $(32,106), $65,371, and $90,697 of unrealized appreciation, respectively, related to the change in value of swap contracts.

Changes in Net Assets from Operations. For the years ended December 31, 2018, 2017 and 2016, we recorded a net increase in net assets resulting from operations of $13,875,275, $12,566,320 and $7,728,523, respectively.

Changes in Net Assets, Net Asset Value and Offering Prices. For the years ended December 31, 2018, 2017 and 2016 we recorded a net increase in net assets of $13,875,275, $12,566,320 and $7,728,523 respectively. The increase in net assets primarily relates to our net investment income earned during the year and unrealized appreciation related to the change in value of investments.

Based on the net asset value for each quarter ended since Commencement of Operations, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A		P-I
25-Apr-14	04-Nov-15	$10.000	$9.576	$9.186	NA		NA
05-Nov-15	04-Feb-16	$10.024	$9.599	$9.208	NA		NA
05-Feb-16	05-May-16	$10.048	$9.621	$9.230	NA		NA
06-May-16	03-Aug-16	$10.068	$9.640	$9.248	$9.589		$8.808
04-Aug-16	06-Nov-16	$10.227	$9.791	$9.394	$9.739		$8.946
07-Nov-16	07-Feb-17	$10.282	$9.581	$9.445	$9.782		$8.828
08-Feb-17	04-May-17	$10.224	$9.526	$9.391	$9.704		$8.758
05-May-17	17-May-17	$10.165	$9.479	$9.337	$9.704		$8.690
18-May-17	03-Aug-17	$9.735	$9.067	$8.942	$9.704		$8.690
04-Aug-17	02-Nov-17	$9.724	$9.078	$8.932	N/A		$8.730
03-Nov-17	05-Feb-18	$9.735	$9.089	$8.943	N/A		$8.750
06-Feb-18	06-May-18	$9.780	$9.089	$8.984	$9.646	*	$8.810
07-May-18	02-Aug-18	$9.803	$9.122	$9.006	$9.679		$8.840
03-Aug-18	31-Oct-18	$9.829	$9.172	$9.029	$9.694		$8.900
01-Nov-18	06-Feb-19	$9.791	$9.149	$8.994	$9.683		$8.890
07-Feb-19		$9.626	$9.007	$8.842	$9.501		$8.761

* Effective April 16, 2018

Liquidity and Capital Resources

As of December 31, 2018, and December 31, 2017, the company had $39,122,635 and $10,144,014 in cash and cash equivalents, respectively. We anticipate on continuing to reduce our cash balance through the closing of several investment transactions during 2019 as well as the funding of construction costs related to pre-operational assets. We use our cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

●	the net proceeds of the current offering;

●	dividends, fees, and interest earned from our portfolio of investments, as a result of, among other things, cash flows from a project’s power sales;

●	proceeds from sales of assets and capital repayments from investments;

●	financing fees, retainers and structuring fees;

●	incentives and payments from federal, state and/or municipal governments; and

●	borrowing capacity under current and future financing sources.

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $61,916,180 and $47,284,162 in outstanding notes payable collateralized by certain solar assets, wind assets and membership interests in limited liability companies included in the Foresight Solar, Midway III, Enfinity Colorado DHA, Greenbacker Wind and Green Maple Portfolios as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the company and GREC provided an unsecured guarantee on the repayment of the Foresight Solar, Midway III and Greenbacker Wind LLC loans.

As of December 31, 2017, Williamstown Old Town Road LLC, Novus Royalton LLC, GLC Chester Community Solar LLC Charter Hill Solar LLC., Pittsford GLC Solar LLC, Hartford Solarfield, LLC and Proctor GLC Solar LLC, all indirect, wholly owned subsidiaries included in the Green Maple Portfolio, had individually entered into loan agreements with the VEDA. As of December 31, 2017, the outstanding balance of the VEDA loans amounted to $4,491,040. The terms of all these loans include 1) a term of one hundred and forty-seven (147) months with principal repayments commencing in the fourth month; and 2) interest thereon at a variable rate, tied to VEDAs prime rate, which was 3.75% as of December 31, 2017. While the individual subsidiaries of Green Maple LLC have pledged all their assets as collateral, Green Maple LLC, GREC and the company had individually provided an unsecured guaranty on these loans. These loans were repaid in January 2018.

As part of the acquisition of the Enfinity Colorado DHA Portfolio (“DHA Portfolio”), a mortgage note dated April 20, 2012 (the “Note”), funded with bond proceeds from the Colorado Housing Finance Authority of Denver, Colorado in the amount of $6,775,000 (Taxable Qualified Energy Conservation Bonds) pursuant to a trust indenture, was assumed. The Note, whose remaining balance as of December 31, 2018 is $5,200,000 bears gross interest at an effective annual rate of 5%, and requires semiannual interest payments, payable on April 1 and October 1 of each year. The note has a final maturity date of April 1, 2032. Pursuant to the Series 2012 bonds, the DHA Portfolio receives interest subsidy payments from the United States Treasury semiannually on April 1 and October 1 of each year. The semiannual interest subsidy receivable is 3.255% of the outstanding bond principal. The Note is secured by the personal property, land improvements, and income of the DHA Portfolio. Lastly, pursuant to the Note agreement, the DHA portfolio has agreed that it will not take any action which jeopardizes the tax-exempt status of the mortgage.

As part of the acquisition of Fairfield Wind Manager LLC (“FWM LLC”) by Greenbacker Wind LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by wind assets held by Fairfield Wind Owner, LLC (“FWO LLC”), an entity which FWM LLC owns 50.01%. The loan earns interest at a variable base rate plus the applicable margin (3.0% as of December 31, 2018), as such terms are defined in the financing agreement. As of December 31, 2018, the outstanding notes payable balance was $10,817,873.

On December 26, 2017, Greenfield Wind Manager LLC (“GWM LLC”) entered into a Financing Agreement for a term loan not to exceed $23,562,443. The loan bears interest at 2.125% in excess of one-month LIBOR plus 1.0% through the end of the fourth anniversary of the loan and 2.375% thereafter. The company is indirectly responsible for outstanding notes payable collateralized by wind assets held by GWM LLC. As of December 31, 2018, the outstanding notes payable balance was $22,893,033

As part of the acquisition of the Foresight Solar Portfolio (“Foresight”) by East to West Solar LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by solar assets held by Fresh Air Energy IV LLC, Fresh Air Energy VII LLC and Fresh Air Energy VIII. The Fresh Air Energy VII and Fresh Air Energy VIII loans are fixed rate (6.0%) and the Fresh Air Energy IV loan is a variable rate loan (5.75% as of December 31, 2018), as defined in the relevant financing agreements. As of December 31, 2018, the combined outstanding notes payable balance related to the Foresight Solar Portfolio was $5,342,594.

As part of the financing of the Midway III Portfolio (“Midway III”) by GREC LLC, Midway III an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by solar assets held by Midway Manager LLC. The Midway Manager loan is a variable rate loan (3.59% as of December 31, 2018), as defined in the relevant financing agreements. As of December 31, 2018, the combined outstanding notes payable balance related to the Midway III was $17,613,401.

Since the company maintains operating control over all entities with project level debt outstanding, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries as well as GREC and the Company.

On January 5, 2018, the company, through GREC HoldCo, entered into a credit agreement by and among the Company, the Company’s wholly owned subsidiary, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The credit facility (the “Credit Facility”) consists of a loan of up to the lesser of $60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allows for additional drawdowns through December 31, 2018 and is scheduled to convert to a term loan with a maturity on January 5, 2024. As of December 31, 2018, the outstanding balance is approximately $30.7 million. Financing costs of $1,657,117 related to the Credit Facility, and the previous Facility 1 and Facility 2 Term Loans, have been capitalized and are being amortized over the current term of the Credit Facility.

Interest on the Credit Facility, which bears interest at 2.125% in excess of one-month LIBOR, is payable on the last day of each month commencing January 31, 2018. Commitment fees on the average daily unused portion of the Credit Facility are payable at a rate per annum of 0.50% through December 31, 2018. While principal on the Credit Facility was scheduled to be payable commencing on January 31, 2019, at a fixed amount on the last day of each month based upon an amortization period equal to the weighted average power purchase agreement (“PPA”) term less one year, the principal payments have been deferred to the end of the Extension Agreement. Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the Borrower and its subsidiaries. The company is a guarantor of the Borrower’s obligations under the Credit Facility.

If an event of default shall occur and be continuing under the Credit Facility, the commitments under the Credit Facility may be terminated and the principal amount outstanding under the Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

On July 11, 2016, the company, through GREC HoldCo, entered into a Credit Agreement by and among the Borrower, the lenders party thereto and Fifth Third Bank, as administrative agent, as well as swap counterparty. The credit facility consisted of an initial term loan of $4,300,000 (the “Facility 1 Term Loan”) as well as a revolving credit facility in the aggregate principal amount of up to $33,250,000 (the “Revolver”). The amount outstanding on the Revolver, based upon the modified conversion date of September 9, 2017, was converted to an additional term loan facility in the amount of $10,000,000 (the “Facility 2 Term Loan”). The Facility 1 Term Loan and Facility 2 Term Loan in the amount of approximately $14,100,000 were repaid as part of the Credit Facility closing.

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 4.07% as of December 31, 2018.

The following table summarizes the notes payable balances of the company’s operating entities as of December 31, 2018:

	Interest Rates
	Range	Weighted Average	Maturity Dates	December 31, 2018
Fixed rate notes payable	1.775% – 6.250%	3.54%	03/31/2021 – 04/01/2032	$8,934,688
Floating rate notes payable	3.750% – 6.110%	4.13%	12/31/2024 – 10/31/2037	83,696,951
				$92,631,639

The following table summarizes the notes payable balances of the company’s operating entities as of December 31, 2017, in addition to committed but undrawn funds on notes payable:

	Interest Rates
	Range	Weighted Average	Maturity Dates	December 31, 2017
Fixed rate notes payable	1.775% – 6.250%	3.03%	03/31/2021 – 04/01/2032	$7,674,578
Floating rate notes payable	3.750% – 6.110%	4.57%	12/31/2024 – 07/21/2032	53,079,714
				$60,754,292

The principal payments due on the notes payable for each of the next five years ending December 31 and thereafter, including amounts expected to be drawn down on existing commitments, are as follows:

Year ending December 31:	Principal Payments
2019	$5,306,123
2020	5,571,785
2021	7,803,078
2022	5,139,425
2023	5,077,168
Thereafter	63,734,060
Total	$92,631,639

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

We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into swap or other financial transactions to hedge our interest rate risk. In connection with the FWO LLC note payable, FWO LLC entered into two interest rate swap transactions in notional amounts of $9,175,561 and $11,370,437, respectively, to swap a floating interest rate to a fixed interest rate. The swap transactions have an effective interest rate of 5.07%, and 2.86%, respectively, and a notional amount that matches the principal amount of the loan. The value of the swap agreements as of December 31, 2018 was a total liability in the amount $1,315,315. FWO LLC does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

In connection with the GWM LLC note payable, GWM LLC entered into two interest rate swap transactions in notional amounts of $20,284,441 and $921,758, respectively, to swap a floating interest rate to a fixed interest rate. The swap transactions have an effective interest rate of 2.1725%, and 2.454%, respectively, and a notional amount that matches the principal amount of the loan. The value of the swap agreements as of December 31, 2018 was a total asset in the amount $455,658. GWM LLC does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

In connection with the Midway note payable, Midway Manager LLC entered into two interest rate swap transactions in notional amounts of $17,613,401 and $12,440,392, respectively, to swap a floating interest rate to a fixed interest rate. The value of the swap agreements as of December 31, 2018 was a total liability in the amount $742,031. Midway III Manager does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

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

Advisory Agreement — GCM, a private firm that is registered as an investment adviser under the Advisers Act serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us. The advisory agreement was previously approved by our board of directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for successive one-year periods if approved annually by a majority of our independent directors. The advisory agreement was most recently re-approved in February 2019, for the one-year period commencing April 24, 2019.

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of December 31, 2018, no sub-advisors have been retained by GCM.

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

Administration Agreement — Greenbacker Administration serves as our Administrator. Since commencement of operations, Greenbacker Administration delegated certain of its administrative functions to U.S. Bancorp Fund Services, LLC. Greenbacker Administration may enter into similar arrangements with other third-party administrators, including with respect to fund accounting and administrative services. Greenbacker Administration performs certain asset management, compliance and oversight services, as well as asset accounting and administrative services, for many of the company’s investments. The fee for these services, which is billed at cost to the company’s individual investments.

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the GREC Holdco and its subsidiaries. The company is a guarantor of GREC Holdco’s obligations under the Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the Credit Facility is approximately $30,665,000 as of December 31, 2018. Per the loan and security agreements between and among Key Bank N.A., Greenbacker Wind LLC, Fairfield Wind Manager LLC, Greenfield Wind LLC, and Midway Manager LLC, operating subsidiaries of the company, GREC and the company have provided an unsecured guaranty on the outstanding principal of loans, which is approximately $61,916,180 as of December 31, 2018.

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

If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of December 31, 2018, GREC and/or the company has provided an unsecured guarantee related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is approximately $185,950 as of December 31, 2018.

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

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Cash from operations	$11,611,348	$6,656,075	$3,180,297
Offering proceeds	—	—	—
Total cash distributions	$11,611,348	$6,656,075	$3,180,297

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

Greenbacker Renewable Energy Company, LLC.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Greenbacker Renewable Energy Company LLC, and Subsidiary (the Company), including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 8, 2019

KPMG LLP is a Delaware limited liability partnership and the U.S. member firm of the KPMG network of independent member firms affiliated with KPMG International Cooperative (“KPMG International”), a Swiss entity.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2018	December 31, 2017

ASSETS
Investments in controlled/affiliated portfolios, at fair value (cost of $298,314,385 and $212,361,027, respectively)	$307,176,115	$218,386,174
Swap contracts, at fair value	435,603	156,068
Cash and cash equivalents	39,122,635	10,144,014
Shareholder receivable	469,245	225,509
Dividend receivable	488,000	-
Deferred tax assets, net of allowance	6,051,957	4,524,038
Other assets	201,074	74,242
Total assets	$353,944,629	$233,510,045

LIABILITIES
Swap contracts, at fair value	$311,641	$-
Payable for investments purchased	8,901	15,414,205
Term note payable, net of financing costs	29,527,046	12,910,364
Management fee payable	588,161	57,291
Accounts payable and accrued expenses	727,175	400,144
Shareholder distributions payable	1,260,754	711,306
Interest payable	3,507	112,245
Due to advisor	19,181	10,417
Payable for repurchases of common stock	1,249,808	969,448
Deferred sales commission payable	191,706	249,858
Total liabilities	$33,887,880	$30,835,278

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 350,000,000 authorized; 37,003,502 and 23,189,229 shares issued and outstanding, respectively	37,004	23,189
Paid-in capital in excess of par value	321,741,819	200,510,790
Accumulated deficit	(19,870,206)	(10,216,279)
Accumulated net realized gain on investments	698,460	698,460
Accumulated unrealized appreciation (depreciation) on:
Investments, net of deferred taxes	15,737,151	10,356,379
Foreign currency translation	(208,579)	(90,083)
Swap contracts	123,962	156,068
Total common equityholders’ equity	318,259,611	201,438,524
Special unitholder’s equity	1,797,138	1,236,243
Total members’ equity (net assets)	320,056,749	202,674,767
Total liabilities and equity (net assets)	$353,944,629	$233,510,045

Net assets, Class A (shares outstanding of 16,714,738 and 13,857,830, respectively)	$142,791,899	$120,344,517
Net assets, Class C (shares outstanding of 2,222,478 and 1,431,999, respectively)	18,546,310	12,053,349
Net assets, Class I (shares outstanding of 6,209,416 and 4,511,832, respectively)	53,046,260	39,181,769
Net assets, Class P-A (shares outstanding of 15,478 and nil, respectively)*	132,272	-
Net assets, Class P-I (shares outstanding of 11,841,392 and 3,387,568, respectively)	103,742,870	29,858,889
Total common equityholders’ equity	$318,259,611	$201,438,524

*Class P-A shares were reinstated for sale as of April 16, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Investment income:
Investment income from controlled, affiliated investments:
Dividend Income	$18,503,814	$13,125,642	$6,267,442
Interest Income	263,791	107,547	1,914,865
Total investment income from controlled, affiliated investments	18,767,605	13,233,189	8,182,307

Investment income from non-controlled, non-affiliated investments:
Interest Income	779,825	149,932	53,718
Total investment income	$19,547,430	$13,383,121	$8,236,025

Operating expenses:
Management fee expense	5,803,893	3,351,250	2,018,434
Audit and tax expense	913,509	685,570	546,564
Interest and financing expenses	1,948,682	847,948	385,693
General and administration expenses	375,159	421,673	417,247
Legal expenses	139,059	183,545	271,820
Directors fees and expenses	100,209	100,210	99,317
Insurance expense	95,780	64,411	73,717
Transfer agent expense	382,943	-	-
Organizational expenses	-	-	35,188
Incentive fees	-	139,692	-
Other expenses	106,881	129,780	92,247
Operating expenses before expense waiver and reimbursement	9,866,115	5,924,079	3,940,227
Expense reimbursement to advisor	-	-	636,926
Total expenses	9,866,115	5,924,079	4,577,153
Net investment income before taxes	9,681,315	7,459,042	3,658,872
Deferred tax (benefit) expense	1,458,669	2,619,076	(1,142,738)
Franchise tax expense	138,436	23,415	121,940
Net investment income	8,084,210	4,816,551	4,679,670

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized gain on investments	-	693,882	4,578
Net change in unrealized appreciation (depreciation) on:
Investments	2,955,079	5,929,033	(1,473,781)
Foreign currency translation	(118,496)	97,763	40,703
Swap contracts	(32,106)	65,371	90,697
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	2,986,588	963,720	4,386,656
Net increase in net assets resulting from operations	13,875,275	12,566,320	7,728,523
Net increase (decrease) in net assets resulting from operations attributed to special unitholder	(560,895)	(1,235,657)	285,673
Net increase in net assets resulting from operations attributed to common equityholders	$13,314,380	$11,330,663	$8,014,196

Common stock per share information —basic and diluted:
Net investment income	$0.27	$0.25	$0.43
Net increase in net assets resulting from operations attributed to common equityholders	$0.45	$0.60	$0.73
Weighted average common shares outstanding	29,799,735	18,922,343	11,043,156

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF NET ASSETS

For the Years Ended December 31, 2016, 2017, and 2018

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common equityholders' equity	Special unitholder	Total members' equity (net assets)
Balances at December 31, 2015	6,721,967	$6,722	$57,713,925	$(1,591,014)	$-	$1,500,735	$(228,549)	$-	$57,401,819	$286,259	$57,688,078
Proceeds from issuance of common stock, net	8,127,146	8,127	73,883,345	-	-	-	-	-	73,891,472	-	73,891,472
Issuance of common stock under distribution reinvestment plan	359,464	359	3,290,227	-	-	-	-	-	3,290,586	-	3,290,586
Repurchases of common stock	(286,655)	(286)	(2,637,515)	-	-	-	-	-	(2,637,801)	-	(2,637,801)
Offering costs	-	-	(3,824,182)	-	-	-	-	-	(3,824,182)	-	(3,824,182)
Shareholder distributions	-	-	-	(6,717,876)	-	-	-	-	(6,717,876)	-	(6,717,876)
Net investment income	-	-	-	4,679,670	-	-	-	-	4,679,670	-	4,679,670
Net realized gain on investments	-	-	-	-	4,578	-	-	-	4,578	-	4,578
Net change in unrealized depreciation on investments	-	-	-	-	-	(1,188,108)	-	-	(1,188,108)	(285,673)	(1,473,781)
Net change in unrealized appreciation on foreign currency translation	-	-	-	-	-	-	40,703	-	40,703	-	40,703
Net change in unrealized appreciation on swaps	-	-	-	-	-	-	-	90,697	90,697	-	90,697
Change in benefit from deferred taxes on unrealized appreciation on investments	-	-	-	-	-	4,386,656	-	-	4,386,656	-	4,386,656
Balances at December 31, 2016	14,921,922	$14,922	$128,425,800	$(3,629,220)	$4,578	$4,699,283	$(187,846)	$90,697	$129,418,214	$586	$129,418,800
Proceeds from issuance of common stock, net	8,251,118	8,251	72,411,556	-	-	-	-	-	72,419,807	-	72,419,807
Issuance of common stock under distribution reinvestment plan	533,645	534	4,747,000	-	-	-	-	-	4,747,534	-	4,747,534
Repurchases of common stock	(517,456)	(518)	(4,147,180)	-	-	-	-	-	(4,147,698)	-	(4,147,698)
Offering costs	-	-	(926,386)	-	-	-	-	-	(926,386)	-	(926,386)
Shareholder distributions	-	-	-	(11,403,610)	-	-	-	-	(11,403,610)	-	(11,403,610)
Net investment income	-	-	-	4,816,551	-	-	-	-	4,816,551	-	4,816,551
Net realized gain on investments	-	-	-	-	693,882	-	-	-	693,882	-	693,882
Net change in unrealized appreciation on investments	-	-	-	-	-	4,693,376	-	-	4,693,376	1,235,657	5,929,033
Net change in unrealized appreciation on foreign currency translation	-	-	-	-	-	-	97,763	-	97,763	-	97,763
Net change in unrealized appreciation on swaps	-	-	-	-	-	-	-	65,371	65,371	-	65,371
Change in benefit from deferred taxes on unrealized appreciation on investments	-	-	-	-	-	963,720	-	-	963,720	-	963,720
Balances at December 31, 2017	23,189,229	$23,189	$200,510,790	$(10,216,279)	$698,460	$10,356,379	$(90,083)	$156,068	$201,438,524	$1,236,243	$202,674,767
Proceeds from issuance of common stock, net	13,625,689	13,627	120,313,445	-	-	-	-	-	120,327,072	-	120,327,072
Issuance of common stock under distribution reinvestment plan	694,427	694	6,126,095	-	-	-	-	-	6,126,789	-	6,126,789
Repurchases of common stock	(505,843)	(506)	(4,473,965)	-	-	-	-	-	(4,474,471)	-	(4,474,471)
Offering costs	-	-	(734,546)	-	-	-	-	-	(734,546)	-	(734,546)
Shareholder distributions	-	-	-	(17,738,137)	-	-	-	-	(17,738,137)	-	(17,738,137)
Net investment income	-	-	-	8,084,210	-	-	-	-	8,084,210	-	8,084,210
Net realized gain on investments	-	-	-	-	-	-	-	-	-	-	-
Net change in unrealized appreciation on investments	-	-	-	-	-	2,394,184	-	-	2,394,184	560,895	2,955,079
Net change in unrealized depreciation on foreign currency translation	-	-	-	-	-	-	(118,496)	-	(118,496)	-	(118,496)
Net change in unrealized depreciation on swaps	-	-	-	-	-	-	-	(32,106)	(32,106)	-	(32,106)
Change in benefit from deferred taxes on unrealized appreciation on investments	-	-	-	-	-	2,986,588	-	-	2,986,588	-	2,986,588
Balances at December 31, 2018	37,003,502	$37,004	$321,741,819	$(19,870,206)	$698,460	$15,737,151	$(208,579)	$123,962	$318,259,611	$1,797,138	$320,056,749

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016

Operating activities:
Net increase in net assets from operations	$13,875,275	$12,566,320	$7,728,523
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Amortization of deferred financing costs	222,394	164,725	95,339
Amortization and accretion of premium and discount	(88,432)	-	-
Purchase of investments	(90,485,953)	(117,538,601)	(65,451,172)
Proceeds from principal payments and sales of investments	4,621,231	20,996,206	354,137
Net realized (gain) on investments	-	(693,882)	(4,578)
Net change in unrealized (appreciation) depreciation on investments	(2,955,079)	(5,929,033)	1,473,781
Net change in unrealized (appreciation) depreciation on foreign currency translation	118,496	(97,763)	(40,703)
Net change in unrealized (appreciation) depreciation on swap contracts	32,106	(65,371)	(90,697)
(Increase) decrease in other assets:
Dividend receivable	(488,000)	-	-
Due from advisor, net	-	-	26,636
Deferred tax assets, net of allowance	(1,527,919)	1,655,356	(5,529,394)
Other assets	(126,832)	(9,198)	12,474
Increase (decrease) in other liabilities:
Payable for investments purchased	(15,405,304)	15,414,205	-
Due to advisor, net	8,764	(89,365)	-
Management fee payable	530,870	(175,565)	140,993
Accounts payable and accrued expenses	327,031	(23,495)	95,840
Interest payable	(108,738)	112,245	-
Directors fees payable	-	-	(23,750)
Net cash used in operating activities	(91,450,090)	(73,713,216)	(61,212,571)

Financing activities:
Borrowings on Credit facility and term note	30,665,460	15,800,000	14,300,000
Paydowns on Credit facility and term note	(13,655,794)	(6,324,760)	(10,119,442)
Payments of financing costs	(615,378)	-	(1,005,494)
Proceeds from issuance of shares of common stock, net	120,024,951	72,672,757	73,763,600
Distributions paid	(11,061,871)	(6,348,757)	(3,180,297)
Offering costs	(734,546)	(926,386)	(3,824,182)
Repurchases of common stock	(4,194,111)	(4,034,020)	(1,692,030)
Due to advisor re: Offering costs	-	-	99,782
Due to dealer manager re: Offering costs	-	(36,694)	36,694
Net cash provided by financing activities	120,428,711	70,802,140	68,378,631
Net increase (decrease) in cash and cash equivalents	28,978,621	(2,911,076)	7,166,060
Cash and cash equivalents, beginning of period	10,144,014	13,055,090	5,889,030
Cash and cash equivalents, end of period	$39,122,635	$10,144,014	$13,055,090

Supplemental disclosure of cash flow information:
Shareholder distributions payable	$1,260,754	$711,306	$403,983
Shareholder distributions reinvested in common stock	$6,126,789	$4,747,534	$3,290,586
Payable for repurchases of common stock	$1,249,808	$969,448	$945,770
Cash interest paid during the period	$1,219,237	$490,139	$288,758

Non cash financing activities
Shareholder receivable from sale of common stock	$469,245	$225,509	$521,954
Purchase of investments	$8,091	$15,414,205	$26,335,478
Repayments of investments	$-	$-	$26,335,478
Investments disposed of/received through in-kind transactions	$-	$11,420,306	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULES OF INVESTMENTS

December 31, 2018

Investments in controlled/affiliated portfolios	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States - Not readily marketable
Commercial Solar
East to West Solar Portfolio			100% Ownership	$37,079,887	$33,665,088	10.5%
Foresight Solar Portfolio			Managing Member, Majority Equity Owner	13,650,000	14,357,201	4.5%
Golden Horizons Solar Portfolio			100% Ownership	9,400,000	14,445,071	4.5%
Green Maple Portfolio			100% Ownership	17,582,823	16,066,837	5.0%
Magnolia Sun Portfolio			100% Ownership	10,775,000	8,258,786	2.6%
Midway III Solar Portfolio			100% Ownership	11,552,904	13,265,608	4.1%
Raleigh Portfolio			Managing Member, Majority Equity Owner	20,822,198	21,358,997	6.7%
Six States Solar Portfolio			100% Ownership	12,470,306	13,440,025	4.2%
Sun Farm Portoflio			100% Ownership	10,514,960	11,606,877	3.6%
Sunny Mountain Portfolio			100% Ownership	884,578	1,107,041	0.3%
Total Commerical Solar - 46.0%				$144,732,656	$147,571,531	46.0%
Residential Solar
Canadian Northern Lights Portfolio(d)			100% Ownership	$1,603,136	$2,081,554	0.7%
Enfinity Colorado DHA Portfolio			100% Ownership	1,400,000	1,700,728	0.5%
Greenbacker Residential Solar Portfolio			100% Ownership or Managing Member, Majority Equity Owner	28,100,000	27,372,253	8.6%
Greenbacker Residential Solar Portfolio II			Managing Member, Majority Equity Owner	6,400,000	10,763,559	3.4%
Total Residential Solar - 13.2%				$37,503,136	$41,918,094	13.2%
Wind
Greenbacker Wind Portfolio - California			100% Ownership or Managing Member, Equity Owner	$9,500,000	$8,070,745	2.5%
Greenbacker Wind Portfolio - Idaho			100% Ownership or Managing Member, Equity Owner	7,320,000	6,385,631	2.0%
Greenbacker Wind Portfolio - Montana			100% Ownership or Managing Member, Equity Owner	21,709,487	21,956,868	6.9%
Greenbacker Wind Portfolio - Vermont			100% Ownership or Managing Member, Equity Owner	24,917,193	28,752,500	9.0%
Total Wind - 20.4%				$63,446,680	$65,165,744	20.4%
Pre-Operational Assets
Colorado CSG Solar Portfolio			100% Ownership	$27,333,205	$27,215,170	8.5%
Phoenix Solar Portfolio			100% Ownership	9,964,515	9,964,515	3.1%
SE Solar Portfolio			100% Ownership	7,178,207	7,178,207	2.2%
Turquoise Solar Portfolio			100% Ownership	5,877,188	5,877,188	1.8%
Total Pre-Operational Assets - 15.6%				$50,353,115	$50,235,080	15.6%
Other Investments
Other Portfolios			(c)	$1,279,273	$1,263,620	0.4%
Total Other Investments - 0.4%				$1,279,273	$1,263,620	0.4%
Energy Efficiency in the United States
GREC Energy Efficiency Portfolio			100% Ownership	$447,885	$470,406	0.1%
Renew AEC One, LLC	10.25%(b)	2/24/2025	$551,640	551,640	551,640	0.2%
Total Energy Efficiency - 0.3%				$999,525	$1,022,046	0.3%
INVESTMENTS: 95.9%				$298,314,385	$307,176,115	95.9%
ASSETS IN EXCESS OF OTHER LIABILITIES: 4.1%					12,880,634	4.1%
TOTAL NET ASSETS: 100.0%					$320,056,749	100.0%

(a)	Percentages are based on net assets of $320,056,749 as of December 31, 2018.
(b)	Per the loan agreement, interest commenced on January 24, 2016.
(c)	Includes pre-acquisition and due diligence expenses.
(d)	Portfolio is located outside of the United States of America.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,607,222	$107,431	$—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	20,668,547	328,172	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	29,624,945	(190,440)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	4,180,063	(121,201)	—
							$123,962	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

December 31, 2017

Investments in controlled/affiliated portfolios	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States - Not readily marketable
Commercial Solar
East to West Solar Portfolio			100% Ownership	$27,934,875	$27,200,000	13.4%
Foresight Solar Portfolio			Managing Member, Majority Equity Owner	13,200,071	13,200,071	6.5%
Golden Horizons Solar Portfolio			100% Ownership	9,450,000	9,482,075	4.7%
Green Maple Portfolio			100% Ownership	13,075,000	11,956,821	5.9%
Magnolia Sun Portfolio			100% Ownership	10,775,000	9,635,508	4.8%
Midway III Solar Portfolio			100% Ownership	10,093,861	10,093,861	5.0%
Raleigh Portfolio			Managing Member, Majority Equity Owner	20,672,198	22,850,465	11.3%
Six States Solar Portfolio			100% Ownership	4,770,306	4,756,893	2.3%
Sunny Mountain Portfolio			100% Ownership	884,578	1,205,439	0.6%
Total Commerical Solar - 54.5%				$110,855,889	$110,381,133	54.5%
Residential Solar
Canadian Northern Lights Portfolio (c)			100% Ownership	$1,603,136	$2,093,827	1.1%
Enfinity Colorado DHA Portfolio			100% Ownership	1,400,000	1,671,317	0.8%
Greenbacker Residential Solar Portfolio			100% Ownership or Managing Member, Majority Equity Owner	28,100,000	28,373,526	14.0%
Greenbacker Residential Solar Portfolio II			Managing Member, Majority Equity Owner	6,400,000	7,986,014	3.9%
Total Residential Solar - 19.8%				$37,503,136	$40,124,684	19.8%
Wind
Greenbacker Wind Portfolio - California			100% Ownership or Managing Member, Equity Owner	$9,500,000	$9,506,752	4.7%
Greenbacker Wind Portfolio - Idaho			100% Ownership or Managing Member, Equity Owner	7,320,000	6,799,153	3.4%
Greenbacker Wind Portfolio - Montana			100% Ownership or Managing Member, Equity Owner	21,609,488	23,228,136	11.5%
Greenbacker Wind Portfolio - Vermont			100% Ownership or Managing Member, Equity Owner	24,417,193	27,168,808	13.4%
Total Wind - 33.0%				$62,846,681	$66,702,849	33.0%
Energy Efficiency in the United States
GREC Energy Efficiency Portfolio			100% Ownership	$482,450	$504,637	0.2%
Renew AEC One, LLC	10.25%(b)	2/24/2025	$672,871	672,871	672,871	0.3%
Total Energy Efficiency - 0.5%				$1,155,321	$1,177,508	0.5%
INVESTMENTS: 107.8%				$212,361,027	$218,386,174	107.8%
LIABILITIES IN EXCESS OF OTHER ASSETS: (7.8)%					(15,711,407)	(7.8)%
TOTAL NET ASSETS: 100.0%					$202,674,767	100.0%

(a)  Percentages are based on net assets of $202,674,767 as of December 31, 2017.

(b)  Per the loan agreement, interest commenced on January 24, 2016.

(c)  Portfolio is located outside of the United States of America.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,893,889	$108,518	$-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	20,900,650	47,550	-
							$156,068	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 1. Organization and Operations of the Company

Greenbacker Renewable Energy Company LLC (the “LLC”), a Delaware limited liability company, formed in December 2012, is an externally managed energy company that acquires and manages income- generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. GREC Entity HoldCo LLC (“GREC Holdco”), a wholly-owned subsidiary of GREC, was formed in Delaware, in June 2016.  We are externally managed and advised by the advisor, a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year end is December 31. The use of “we,” “us,” “our” and the “company” refers, collectively, to Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation, and GREC Entity Holdco LLC.

Pursuant to an initial Registration Statement on Form S-1 (File No. 333-178786-01), the company offered up to $1,500,000,000 in shares of limited liability company interests, or the shares, including up to $250,000,000 pursuant to a distribution reinvestment plan (“DRP”), through SC Distributors, LLC, the dealer manager. The offering pursuant to that initial Registration Statement terminated on February 7, 2017. Pursuant to a Registration Statement on Form S-1 (File No. 333-211571), the company is offering on a continuous basis up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the DRP, on a “best efforts” basis through the dealer manager, meaning it is not required to sell any specific number or dollar amount of shares. The company is publicly offering three classes of shares: Class A, C and I shares in any combination with a dollar value up to the maximum offering amount. In addition, the company is privately offering Class P-A and P-I shares. The share classes have different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted a DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. The company reserves the right to reallocate the offered shares within each offering between each and any share class and between its public offering and the DRP. Reference the LLC’s Prospectus Supplement No. 5 dated September 25, 2017 for additional information. On September 25, 2018 the company announced it will terminate its public offering of securities on or before April 30, 2019. While the company will only accept subscriptions for its’ public shares until the earlier of April 30, 2019 or the date when shares are no longer registered in an individual state under Blue Sky regulations, the dividend reinvestment plan and the share repurchase plan will continue to be available to investors.

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

As of December 31, 2018, the company has made solar, wind and energy efficiency investments in 26 portfolios, 25 domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States (See Note 3). As of December 31, 2017, the company had made solar, wind and energy efficiency investments in 18 portfolios, 17 domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 2. Significant Accounting Policies

Basis of Presentation

The company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Actual results could differ from those estimates, assumptions, and judgments. Significant items subject to such estimates will include determining the fair value of investments, revenue recognition, income tax uncertainties, and other contingencies. The consolidated financial statements of the company include the accounts of the LLC and its consolidated subsidiaries, GREC, and GREC Holdco. All intercompany accounts and transactions have been eliminated.

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

The financial information associated with the December 31, 2018 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents, which are considered level 1 investments, are stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of December 31, 2018 and December 31, 2017.

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

December 31, 2018

Note 2. Significant Accounting Policies (cont.)

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is an exchange price notion under which fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability. Pre-operational assets are held at cost until they operational. Therefore the fair value associated with these assets are essentially cost.

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

The authoritative accounting guidance prioritizes the use of market-based inputs over entity-specific inputs and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation. The three levels of valuation hierarchy are defined as follows:

Level 1:	Unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2:	Other significant observable inputs that are sourced either directly or indirectly from publications or pricing services, including dealer or broker markets, for identical or comparable assets or liabilities. Generally, these inputs should be widely accepted and public, non-proprietary and sourced from an independent third party.

Level 3:	Inputs derived from a significant amount of unobservable market data and derived primarily through the use of internal valuation methodologies

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 2. Significant Accounting Policies (cont.)

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

Earnings (Loss) per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common equityholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common equityholders per share for the years ended December 31, 2018, 2017 and 2016.

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Basic and diluted
Net increase in net assets resulting from operations attributed to common equityholders	$13,314,380	$11,330,663	$8,014,196
Weighted average common shares outstanding	29,799,735	18,922,343	11,043,156
Net increase in net assets resulting from operations attributed to common equityholders per share	$0.45	$0.60	$0.73

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

December 31, 2018

Note 2. Significant Accounting Policies (cont.)

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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 2. Significant Accounting Policies (cont.)

The following table provides information in regard to the status of O&O costs (in 000’s) as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Total O&O Costs Incurred by the Advisor and Dealer Manager	$9,371	$8,671
Amounts previously reimbursed to the Advisor/Dealer Manager by the company	9,106	8,381
Amounts payable to Advisor/Dealer Manager by the company	19	10
Amounts of the contingent liability subject to payment by the company only upon adequate gross offering proceeds being raised	246	280

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

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive fee will be earned by an affiliate of our advisor on realized gains (net of realized and unrealized losses) since inception from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive fee, the company will include unrealized gains in the calculation of the capital gains incentive distribution pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are realized. Thus, on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period and reflected as an allocation of equity between common equityholders and the Special Unitholder. As of December 31, 2018 and 2017, a capital gains incentive distribution allocation in the amounts of $1,797,138 and $1,236,243, respectively, was recorded in the consolidated statements of assets and liabilities as Special unitholder’s equity.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the date which approximates an expected liquidity event for the company. As of December 31, 2018 and December 31, 2017, the company recorded a liability for deferred sales commissions in the amount of $191,706 and $249,858, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Derivative Instruments

The company may utilize interest rate swaps to modify interest rate characteristics of existing debt obligations to manage interest rate exposure. These are recorded at fair value either as assets or liabilities in the accompanying consolidated statements of assets and liabilities with changes in the fair value of interest rate swaps during the period recognized as either an unrealized appreciation or depreciation in the accompanying consolidated statements of operations.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 2. Significant Accounting Policies (cont.)

The fair value of interest rate swap contracts open as of December 31, 2018 is included on the schedule of investments by contract. For the year ended December 31, 2018, the company’s average monthly notional exposure to interest rate swap contracts was $58,080,777.

Consolidated Statements of Assets and Liabilities — Values of Derivatives at December 31, 2018

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$435,603	Swap contracts, at fair value	$311,641
		$435,603		$311,641

The effect of derivative instruments on the Consolidated Statements of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the year ended December 31, 2018
Swaps
Interest Rate Risk	$32,106
$32,106

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

December 31, 2018

Note 2. Significant Accounting Policies (cont.)

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

The company assessed its tax positions for all open tax years as of December 31, 2018 for all U.S. federal and state tax jurisdictions for the years 2014 through 2018. The results of this assessment are included in the company’s tax provision and deferred tax assets as of December 31, 2018.

Recently Adopted Accounting Pronouncements

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606-Revenue from Contracts with Customers (ASU 2014-09). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The ASU will replace most of the existing revenue recognition guidance under US GAAP. The amendments in ASU 2014-09 are effective for public companies for interim and annual periods in fiscal years beginning after December 15, 2017, with early adoption permitted for interim and annual periods in fiscal years beginning after December 15, 2016. The Company adopted the standard on January 1, 2018 utilizing the cumulative effective transition method. The adoption of the standard did not have an impact on the Company’s consolidated financial statements and disclosures. See Revenue Recognition section for additional information on the Company’s revenue recognition accounting policies.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02, as amended by ASU 2017-13, is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. The adoption of the standard will not have a material impact on the Company’s consolidated financial statements and disclosures.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 2. Significant Accounting Policies (cont.)

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

Note 3. Investments

The composition of the company’s investments as of December 31, 2018, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Commercial Solar:
East to West Solar Portfolio	$37,079,887	$33,665,088	10.9%
Foresight Solar Portfolio	13,650,000	14,357,201	4.7
Golden Horizons Solar Portfolio	9,400,000	14,445,071	4.7
Green Maple Portfolio	17,582,823	16,066,837	5.2
Magnolia Sun Portfolio	10,775,000	8,258,786	2.7
Midway III Solar Portfolio	11,552,904	13,265,608	4.3
Raleigh Portfolio	20,822,198	21,358,997	7.0
Six States Solar Portfolio	12,470,306	13,440,025	4.4
Sun Farm Portfolio	10,514,960	11,606,877	3.8
Sunny Mountain Portfolio	884,578	1,107,041	0.4
Subtotal	$144,732,656	$147,571,531	48.1%
Residential Solar:
Canadian Mountain Portfolio	$1,603,136	$2,081,554	0.6%
Enfinity Colorado DHA Portfolio	1,400,000	1,700,728	0.6
Greenbacker Residential Solar Portfolio	28,100,000	27,372,253	8.9
Greenbacker Residential Solar Portfolio II	6,400,000	10,763,559	3.5
Subtotal	$37,503,136	$41,918,094	13.6%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$8,070,745	2.6%
Greenbacker Wind Portfolio - Idaho	7,320,000	6,385,631	2.1
Greenbacker Wind Portfolio - Montana	21,709,487	21,956,868	7.1
Greenbacker Wind Portfolio - Vermont	24,917,193	28,752,500	9.4
Subtotal	$63,446,680	$65,165,744	21.2%
Pre-Operational Assets:
Colorado CSG Solar Portfolio	$27,333,205	$27,215,170	8.9%
Phoenix Solar Portfolio	9,964,515	9,964,515	3.2
SE Solar Portfolio	7,178,207	7,178,207	2.3
Turquoise Solar Portfolio	5,877,188	5,877,188	1.9
Subtotal	$50,353,115	$50,235,080	16.3%
Other Investments:	$1,279,273	$1,263,620	0.4%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$447,885	$470,406	0.2%
Renew AEC One, LLC	551,640	551,640	0.2
Subtotal	$999,525	$1,022,046	0.4%
Total	$298,314,385	$307,176,115	100.0%

The composition of the company’s investments as of December 31, 2017, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Commercial Solar:
East to West Solar Portfolio	$27,934,875	$27,200,000	12.4%
Foresight Solar Portfolio	13,200,071	13,200,071	6.0
Golden Horizons Solar Portfolio	9,450,000	9,482,075	4.3
Green Maple Portfolio	13,075,000	11,956,821	5.5
Magnolia Sun Portfolio	10,775,000	9,635,508	4.4
Midway III Solar Portfolio	10,093,861	10,093,861	4.6
Raleigh Portfolio	20,672,198	22,850,465	10.4
Six States Solar Portfolio	4,770,306	4,756,893	2.3
Sunny Mountain Portfolio	884,578	1,205,439	0.6
Subtotal	$110,855,889	$110,381,133	50.5%
Residential Solar:
Canadian Mountain Portfolio	$1,603,136	$2,093,827	1.0%
Enfinity Colorado DHA Portfolio	1,400,000	1,671,317	0.8
Greenbacker Residential Solar Portfolio	28,100,000	28,373,526	13.0
Greenbacker Residential Solar Portfolio II	6,400,000	7,986,014	3.7
Subtotal	$37,503,136	$40,124,684	18.5%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$9,506,752	4.3%
Greenbacker Wind Portfolio - Idaho	7,320,000	6,799,153	3.0
Greenbacker Wind Portfolio - Montana	21,609,488	23,228,136	10.6
Greenbacker Wind Portfolio - Vermont	24,417,193	27,168,808	12.6
Subtotal	$62,846,681	$66,702,849	30.5%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$482,450	$504,637	0.2%
Renew AEC One, LLC	672,871	672,871	0.3
Subtotal	$1,155,321	$1,177,508	0.5%
Total	$212,361,027	$218,386,174	100.0%

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 2. Significant Accounting Policies (cont.)

The counterparty to all the energy efficiency investments held by the company as of December 31, 2018 and December 31, 2017 is a related party (See Note 5).

The composition of the company’s investments as of December 31, 2018 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$65,082,005	$67,541,264	22.0%
Mid-West Region	1,796,801	1,846,346	0.6
Mountain Region	69,619,383	69,553,178	22.6
South Region	98,476,770	95,332,608	31.0
West Region	61,736,290	70,821,165	23.1
Total United States	$296,711,249	$305,094,561	99.3%
Canada:	1,603,136	2,081,554	0.7
Total	$298,314,385	$307,176,115	100.0%

The composition of the company’s investments as of December 31, 2017 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$59,828,924	61,876,000	28.3%
Mid-West Region	1,022,813	1,010,292	0.5
Mountain Region	40,588,577	42,220,262	19.3
South Region	57,033,202	57,716,376	26.4
West Region	52,284,375	53,469,417	24.5
Total United States	$210,757,891	216,292,347	99.0%
Canada:	1,603,136	2,093,827	1.0
Total	$212,361,027	218,386,174	100.0%

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 3. Investments (cont.)

The composition of the company’s investments as of December 31, 2018 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Commercial Solar	$144,732,656	$147,571,531	48.1%
Residential Solar	37,503,136	41,918,094	13.6
Wind	63,446,680	65,165,744	21.2
Pre-Operational Assets	50,353,115	50,235,080	16.3
Other Investments	1,279,273	1,263,620	0.4%
Energy Efficiency	999,525	1,022,046	0.4
Total	$298,314,385	$307,176,115	100.0%

The composition of the company’s investments as of December 31, 2017 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Commercial Solar	$110,855,889	$110,381,133	50.5%
Residential Solar	37,503,136	40,124,684	18.5
Wind	62,846,681	66,702,849	30.5
Energy Efficiency	1,155,321	1,177,508	0.5
Total	$212,361,027	$218,386,174	100%

Investments held as of December 31, 2018 and 2017 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company, have greater than 50% representation on such company’s board of directors, or investments in limited liability companies for which the company serves managing member.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 4. Fair Value Measurements — Investments

The following table presents fair value measurements of investments, by major class, as of December 31, 2018 according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$304,542,921	$304,542,921
Capital Stock	—	—	2,081,554	2,081,554
Energy Efficiency Secured Loans	—	—	551,640	551,640
Total	$—	$—	$307,176,115	$307,176,115

Other Financial Instruments*
Unrealized appreciation on open interest rate swap contracts	$—	$435,603	$—	$435,603
Unrealized depreciation on open interest rate swap contracts	$—	$(311,641)	$—	$(311,641)
Total	$—	$123,962	$—	$123,962

*	Other financial instruments are derivatives, such as futures, forward currency contracts and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table presents fair value measurements of investments, by major class, as of December 31, 2017 according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$215,619,476	$215,619,476
Capital Stock	—	—	2,093,827	2,093,827
Energy Efficiency Secured Loans	—	—	672,871	672,871
Total	$—	$—	$218,386,174	$218,386,174
Other Financial Instruments*
Unrealized appreciation on open interest rate swap contracts	$—	$156,068	$—	$156,068
Total	$—	$156,068	$—	$156,068

*	Other financial instruments are derivatives, such as futures, forward currency contracts and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2018:

	Balance as of December 31, 2017	Net change in unrealized appreciation on investments	Realized gain	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost(1)	Sales and Repayments of investments(2)	Balance as of December 31, 2018
Limited Liability Company Member Interests	$215,619,476	$2,848,856	$—	$—	$90,574,589	$(4,500,000)	$304,542,921
Capital Stock	2,093,827	106,223	—	(118,496)	—	—	2,081,554
Energy Efficiency – Secured Loans	672,871	—	—	—	—	(121,231)	551,640
Total	$218,386,174	$2,955,079	$—	$(118,496)	$90,574,589	$(4,621,231)	$307,176,115

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.

(2)	Includes principal repayments on loans.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 4. Fair Value Measurements — Investments

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments and foreign currency translation for the year ended December 31, 2018 attributable to Level 3 investments still held at December 31, 2018 was $2,836,583. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the year ended December 31, 2018.  The total net change in unrealized appreciation at fair value for the year ended 31, 2018 was $2,804,477.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2017:

		Net change in unrealized		Translation of assets and liabilities	Purchases	Sales and
	Balance as of	appreciation		denominated	and other	Repayments	Balance as of
	December 31,	on	Realized	in foreign	adjustments	of	December 31,
	2016	investments	gain	currencies	to cost(1)	investments(2)	2017
Limited Liability Company Member Interests	$112,536,561	$5,748,138	$693,882	$—	$127,038,601	(30,397,706)	215,619,476
Capital Stock	1,815,169	180,895	—	97,763	—	—	2,093,827
Energy Efficiency – Secured Loans	771,371	—	—	—	—	(98,500)	672,871
Total	$115,123,101	$5,929,033	$693,882	$97,763	$127,038,601	$(30,496,206)	$218,386,174

(3)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.

(4)	Includes principal repayments on loans.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 4. Fair Value Measurements — Investments (cont.)

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments for the year ended December 31, 2017 attributable to Level 3 investments and foreign currency translation still held at December 31, 2017 was $6,026,796. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the year ended December 31, 2017. The total net change in unrealized appreciation at fair value for the year ended December 31, 2017 was $6,092,167.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2016:

				Translation
		Net change		of assets and
		in unrealized		liabilities	Purchases	Sales and
	Balance as of	appreciation		denominated	and other	Repayments			Balance as of
	December 31,	(depreciation)	Realized	in foreign	adjustments	of			December 31,
	2015	on investments	gain	currencies	to cost(1)	investments(2)	Transfers in	Transfers out	2016
Limited Liability Company Member Interests	$48,708,304	$(1,685,280)	$4,578	$—	$39,115,694	$(40,000)	$26,433,265	$—	$112,536,561
Capital Stock	1,562,967	211,499	—	40,703	—	—	—	—	1,815,169
Energy Efficiency – Secured Loans	1,183,295	—	—	—	—	(314,137)	—	(97,787)	771,371
Secured Loans – Other	—	—	—	—	26,335,478	—	—	(26,335,478)	—
Total	$51,454,566	$(1,473,781)	$4,578	$40,703	$65,451,172	$(354,137)	$26,433,265	$(26,433,265)	$115,123,101

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.

(2)	Includes principal repayments on loans.

The total change in unrealized depreciation included in the consolidated statements of operations within net change in unrealized depreciation on investments for the year ended December 31, 2016 attributable to Level 3 investments still held at December 31, 2016 was $1,433,078. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur.  The total net change in unrealized depreciation at fair value for the year ended December 31, 2016 was $1,342,381.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 4. Fair Value Measurements — Investments (cont.)

As of December 31, 2018, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2018:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Commercial Solar	$147,571,531	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.75% - 8.50%, 0.50% annual degradation in production, 22.2 - 35 years
Residential Solar	$41,918,094	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.25% - 11%, 0.50% annual degradation in production, 12.2 - 33 years
Wind	$65,165,744	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	8.50%, no annual degradation in production, 24 - 27.7 years
Pre-Operational Assets	$51,498,700	Transaction cost	Not Applicable	Not Applicable
Other Investments	$1,263,620	Transaction cost	Not Applicable	Not Applicable
Energy Efficiency	$1,022,046	Income and collateral based approach	Market yields and value of collateral	10.25% - 20.40%

As of December 31, 2017, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2017:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Commercial Solar	$87,087,201	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.25% - 9.25%, 0.50% annual degradation in production, 13.5 - 34.3 years
Commercial Solar	$23,293,932	Transaction cost	Not Applicable	Not Applicable
Residential Solar	$40,124,684	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.25% - 9.25%, 0.50% annual degradation in production, 13.5 - 34.3 years
Wind	$66,702,849	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	8.50%, no annual degradation in production, 27.9 - 29.0 years
Energy Efficiency	$1,177,508	Income and collateral based approach	Market yields and value of collateral	10.25% - 20.40%

GREC utilizes primarily proprietary discounted cash flow pricing models in the fair value measurement of the company’s investments. Significant unobservable inputs include discount rates and estimates related to the future production of electricity. Significant increases or decreases in discount rates used or actual kilowatt hour production can significantly increase or decrease the fair value measurement

Note 5. Related Party Agreements And Transactions Agreements

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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 5. Related Party Agreements And Transactions Agreements (cont.)

Type of Compensation and Recipient	Determination of Amount

Selling Commissions — Dealer Manager	Up to 7% of gross offering proceeds from the sale of Class A shares, up to 3% of gross offering proceeds from the sale of Class C shares, and up to 6% of gross offering proceeds from the sale of Class P-A shares. No selling commission will be paid with respect to Class I and Class P-I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker-dealers.

Dealer Manager Fee — Dealer Manager	Up to 2.75% of gross offering proceeds from the sale of Class A and C shares, and up to 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager may re-allow a portion of its dealer manager fee to selected broker-dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company will pay the dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers Commencing as of June 30, 2016, the company estimates the amount of distribution fees expected to be paid and records that liability at the time of sale.

O&O costs — Advisor	The company reimburses the advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. While the company has targeted an offering expense ratio of 4.0% for O&O costs over the term of the current offering, 4.8% was charged on the offering that terminated as of February 7, 2017.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 5. Related Party Agreements And Transactions Agreements (cont.)

Type of Compensation and Recipient	Determination of Amount
Incentive Allocation and Distribution — Special Unitholder	The incentive distribution to which the Special Unitholder is be entitled to will be calculated and payable quarterly in arrears based on the pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means interest income, dividend and distribution income from equity investments (excluding that portion of distributions that are treated as return of capital) and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus the operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with the company’s Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes.

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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 5. Related Party Agreements And Transactions Agreements (cont.)

Type of Compensation and Recipient	Determination of Amount
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

The expense reimbursement agreement expired December 31, 2016. For the years ended December 31, 2016, the company recorded a charge of $636,926 in the statement of operations as reimbursement for assumption of past operating expenses.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 5. Related Party Agreements And Transactions Agreements (cont.)

For the years ended December 31, 2018, 2017 and 2016, the advisor earned $5,803,893, $3,351,250 and $2,018,434, respectively, in management fees. The Consolidated Statements of Operations also reflect a $560,895 increase in incentive allocation for the year ended December 31, 2018 shown as a net decrease in net assets attributed to special unitholder. There was a capital gains incentive distribution fee of $139,692 earned in 2017 by the advisor and reflected as an incentive fee expense on the Consolidated Statements of Operations. The Consolidated Statements of Operation also reflect a $1,235,657 increase and $285,673 decrease in incentive allocation shown as a net decrease and net increase in net assets attributed to special unitholder for the years ended December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2018, due to advisor on the Consolidated Statements of Assets and Liabilities in the amount of $19,181 is solely comprised of a payable to the advisor for reimbursable Organization and Offering Costs. As of December 31, 2017, due to advisor on the consolidated statements of assets and liabilities in the amount of $10,417 is solely comprised of a payable to the advisor for reimbursable Organization and Offering Costs.

For the years ended December 31, 2018, 2017 and 2016, the company paid $833,043, $827,709 and $1,332,908, respectively, in dealer manager fees and $2,438,486, $2,444,282 and $4,613,001, respectively, in selling commissions to the company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares, prior the receipt by the company, and thus are not reflected in the company’s consolidated statements of operations.

For the years ended December 31, 2018, 2017 and 2016, Greenbacker Administration, LLC invoiced the company $0, $115,849 and $203,381, respectively, for expenses, at cost, for services related to asset management, compliance and accounting services related to the company’s investments. For the year ended December 31, 2015 Greenbacker Administration, LLC did not invoice the company for expenses. Effective on April 1, 2017, these expenses were invoiced directly to the company’s investments.

As of December 31, 2018 and 2017, respectively, the advisor owned 23,601 Class A shares. The affiliate of our advisor redeemed all of its shares during the year ended December 31, 2017 and no longer owns shares as of December 31, 2017.

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of December 31, 2018, all loans and operating leases are considered current per their terms.

Note 6. Borrowings

On January 5, 2018, the company, through GREC HoldCo, entered into a credit agreement by and among the Company, the Company’s wholly owned subsidiary, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The credit facility (the “Credit Facility”) consists of a loan of up to the lesser of $60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allows for additional drawdowns through December 31, 2018 and is scheduled to convert to a term loan with a maturity on January 5, 2024. As of December 31, 2018, the outstanding balance is approximately $30.7 million. Financing costs of $1,657,117 related to the Credit Facility, and the previous Facility 1 and Facility 2 Term Loans, have been capitalized and are being amortized over the current term of the Credit Facility.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 6. Borrowings (cont.)

Interest on the Credit Facility, which bears interest at 2.125% in excess of one-month LIBOR, is payable on the last day of each month commencing January 31, 2018. Commitment fees on the average daily unused portion of the Credit Facility are payable at a rate per annum of 0.50% through December 31, 2018.

While principal on the Credit Facility was scheduled to be payable commencing on January 31, 2019, at a fixed amount on the last day of each month based upon an amortization period equal to the weighted average power purchase agreement (“PPA”) term less one year, the principal payments have been deferred to the end of the Extension Agreement. Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the Borrower and its subsidiaries. The company is a guarantor of the Borrower’s obligations under the Credit Facility.

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

The company’s outstanding debt as of December 31, 2018 and December 31, 2017 was as follows:

	December 31, 2018					December 31, 2017

	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
Revolver	$60,000,000	$30,665,460	$30,665,460	$1,138,414	$29,527,046	N/A	N/A	N/A	N/A	N/A
Facility 1 Term Loan	—	—	—	—	—	—	3,893,889	3,893,889	745,430	3,148,459
Facility 2 Term Loan	—	—	—	—	—	—	9,761,905	9,761,905	—	9,761,905
Total	$60,000,000	$30,665,460	$30,665,460	$1,138,414	$29,527,046	$—	$13,655,794	$13,655,794	$745,430	$12,910,364

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 6. Borrowings (cont.)

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the year ended December 31, 2018:

For the year Ended December 31, 2018
Credit Facility commitment fee	$42,615
Credit Facility Loan interest	1,219,237
Amortization of deferred financing costs	222,394
Other*	464,436
Total	$1,948,682
Weighted average interest rate on credit facility	4.14%
Weighted average outstanding balance of credit facility	$29,896,416

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

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the year ended December 31, 2017:

For the year Ended December 31, 2017
Revolver interest	$444,303
Revolver commitment fee	81,109
Credit Facility Loan interest	157,811
Amortization of deferred financing costs	164,725
Total	847,948
Weighted average interest rate on credit facility.	4.87%
Weighted average outstanding balance of credit facility	$8,481,848

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the period July 11, 2016 through December 31, 2016:

For the Period July 11, 2016 through December 31, 2016
Revolver interest	$164,179
Revolver commitment fee	29,927
Facility 1 Term Loan interest	96,248
Amortization of deferred financing costs	95,339
Other*	(90,697)
Total	294,996
Weighted average interest rate on credit facility.	4.37%
Weighted average outstanding balance of credit facility	$10,991,000

* Primarily includes financing costs of credit facility and swap interest hedged against the credit facility.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2019	$2,519,220
2020	2,610,193
2021	2,570,228
2022	2,198,372
2023	2,209,630
Thereafter	18,557,817
Total	$30,665,460

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

December 31, 2018

Note 7. Members’ Equity (cont.)

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

Class P-A: Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017 and were not offered for sale for the period through April 15, 2018. Effective April 16, 2018, Class P-A shares were again offered with a selling commission of up to 6% and a dealer manager fee of up to 2.50%.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2018:

	Shares Outstanding as of December 31, 2017	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2018
Class A shares	13,857,830	3,279,887	(422,979)	16,714,738
Class C shares	1,431,999	798,080	(7,601)	2,222,478
Class I shares	4,511,832	1,757,365	(59,781)	6,209,416
Class P-A shares	—	15,478	—	15,478
Class P-I Shares.	3,387,568	8,469,305	(15,481)	11,841,392
Total	23,189,229	14,320,115	(505,842)	37,003,502

The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2017:

	Shares Outstanding as of December 31, 2016	Shares Issued During the Period	Shares Converted During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2017
Class A shares	10,878,502	3,348,253	—	(368,925)	13,857,830
Class C shares	1,041,836	396,204	—	(6,041)	1,431,999
Class I shares	2,754,491	1,838,656	—	(81,315)	4,511,832
Class P-A shares	47,774	3,092	(50,866)	—	—
Class P-I Shares.	199,319	3,147,692	50,866	(10,309)	3,387,568
Total	14,921,922	8,733,897	—	(466,590)	23,189,229

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 7. Members’ Equity (cont.)

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the years ended December 31, 2018, 2017, 2016 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the year ended December 31, 2018
Proceeds from Shares Sold	$25,178,267	$6,378,209	$13,706,626	$135,375	$74,928,595	$120,327,072
Proceeds from Shares Issued through Reinvestment of Distributions	$3,815,909	$487,570	$1,823,310	$—	$—	$6,126,789
For the year ended December 31, 2017
Proceeds from Shares Sold	$26,852,433	$3,102,082	$15,071,499	$27,075	$27,366,718	$72,419,807
Proceeds from Shares Issued through Reinvestment of Distributions	$3,127,873	$363,670	$1,255,991	$—	$—	$4,747,534
For the year ended December 31, 2016
Proceeds from Shares Sold	$49,913,307	$6,957,212	$15,078,606	$419,175	$1,750,750	$74,119,050
Proceeds from Shares Issued through Reinvestment of Distributions	$2,347,789	$257,384	$685,413	$—	$—	$3,290,586

As of December 31, 2018, 2017 and 2016, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The LLC Agreement also authorizes the board of directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit. The proceeds related to the shareholder receivable amount of $469,245 presented on the consolidated statements of assets and liabilities as of December 31, 2018 were subsequently collected on January 2, 2019.

Distribution Reinvestment Plan

The company adopted a DRP through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the public offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the public offering. As of December 31, 2018 and 2017, $50,000,000 in shares were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of December 31, 2018 and 2017, 1,703,374 and 1,008,948 shares, respectively, were issued under the DRP.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 7. Members’ Equity (cont.)

Share Repurchase Program

During the quarter ended September 30, 2015, the company commenced a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold Class A, C, I, P-A (commencing as of April 16, 2018) or P-I shares (commencing as of October 1, 2017) to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program includes numerous restrictions that will limit a shareholder’s ability to sell shares. Unless the board of directors determines otherwise, the company limits the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the DRP. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the year ended December 31, 2018, the company repurchased 422,979 Class A shares, 7,601 Class C shares, 59,781 Class I shares and 15,481 Class P-I shares at a total purchase price of $3,743,387, $65,340, $528,898 and $136,845, respectively, pursuant to the company’s share repurchase program. For the year ended December 31, 2017, the company repurchased 368,925 Class A shares, 6,041 Class C shares, 81,315 Class I shares and 10,309 Class P-I shares at a total purchase price of $3,280,566, $53,073, $724,059 and $90,000, respectively, pursuant to the company’s share repurchase program. For the year ended December 31, 2016, the company repurchased 261,620 Class A shares and 25,035 Class I shares at a total purchase price of $2,407,717 and $230,084, respectively, including 98,786 shares from an affiliate of the advisor.

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

		Class of Share
Distribution Period		A	C	I	P-A	P-I
1-Nov-15	31-Jan-16	$0.0016478	$0.0016478	$0.0016478	—	—
1-Feb-16	30-Apr-16	$0.0016551	$0.0016551	$0.0016551	—	—
1-May-16	31-Jul-16	$0.0016617	$0.0016617	$0.0016617	$0.0015826	$0.0015826
1-Aug-16	31-Oct-16	$0.0016766	$0.0016766	$0.0016766	$0.0015968	$0.0015968
1-Nov-16	31-Jan-17	$0.0016856	$0.0016402	$0.0016856	$0.0016036	$0.0016036
1-Feb-17	31-Apr-17	$0.0016807	$0.0016350	$0.0016807	$0.0015952	$0.0015952
1-May-17	31-Jul-17	$0.0016710	$0.0016273	$0.0016710	$0.0015952	$0.0015828
1-Aug-17	31-Oct-17	$0.0016690	$0.0016265	$0.0016690	—	$0.0015901
1-Nov-17	31-Jan-18	$0.0016690	$0.0016265	$0.0016690	—	$0.0015828
1-Feb-18	30-Apr-18	$0.0016690	$0.0016265	$0.0016690	—	$0.0015828
1-May-18	31-Jul-18	$0.0016690	$0.0016265	$0.0016690	$—	$0.0015828
1-Aug-18	31-Oct-18	$0.0016690	$0.0016265	$0.0016690	$0.0016479	$0.0015828
1-Nov-18	31-Dec-18	$0.0016690	$0.0016265	$0.0016690	$0.0016479	$0.0015828

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 8. Distributions (cont.)

The following table reflects the distributions declared during the year ended December 31, 2018.

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2018	$728,738	$464,821	$1,193,559
March 1, 2018	682,039	428,310	1,110,349
April 2, 2018	790,925	474,370	1,265,295
May 1, 2018	792,185	475,874	1,268,059
June 1, 2018	883,662	507,728	1,391,390
July 2, 2018	927,638	502,333	1,429,971
August 1, 2018	1,013,883	529,333	1,543,216
September 4, 2018	1,078,310	541,479	1,619,789
October 1, 2018	1,097,313	529,751	1,627,064
November 1, 2018	1,178,736	555,383	1,734,119
December 3, 2018	1,177,142	546,446	1,723,588
January 2, 2019	1,260,777	570,961	1,831,738
Total	$11,611,348	$6,126,789	$17,738,137

The following table reflects the distributions declared during the year ended December 31, 2017.

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2017	$431,686	$349,842	$781,528
March 1, 2017	413,270	332,761	746,031
April 3, 2017	482,113	371,902	854,015
May 1, 2017	486,864	370,463	857,327
June 1, 2017	524,909	383,585	908,494
July 3, 2017	534,165	382,339	916,504
August 1, 2017	572,833	406,993	979,826
September 1, 2017	600,962	415,864	1,016,826
October 2, 2017	603,869	411,848	1,015,717
November 1, 2017	637,604	436,753	1,074,357
December 1, 2017	656,495	430,860	1,087,355
January 2, 2018	711,306	454,324	1,165,630
Total	$6,656,076	$4,747,534	$11,403,610

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 8. Distributions (cont.)

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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 8. Distributions (cont.)

All distributions paid for the year ended December 31, 2018 are expected to be reported as a return of capital to equityholders for tax reporting purposes and all distributions paid for the years ended December 31, 2017 and 2016 were reported as a return of capital to equityholders for tax purposes.

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Cash from operations	$11,611,348	$6,656,075	$3,180,297
Offering proceeds	—	—	—
Total cash distributions	$11,611,348	$6,656,075	$3,180,297

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $250,000,000 in net assets is reached, the portfolio is leveraged by at least 33% as well as being fully invested in operating assets.

Note 9. Income Taxes

The LLC conducts most of its operations through GREC, its taxable wholly-owned subsidiary. The consolidated income tax provision for the years ended December 31, 2018, 2017 and 2016 is comprised of the following:

	Current	Deferred	Total
Year ended December 31, 2018:
US federal	$—	$(1,218,349)	$(1,218,349)
State and local	—	(254,810)	(254,810)
Foreign jurisdiction	—	—	—
Tax (benefit)/expense	$—	$(1,473,159)	$(1,473,159)
Change in valuation allowance	—	(54,758)	(54,758)
Tax (benefit)/expense, net	$—	$(1,527,917)	$(1,527,917)

	Current	Deferred	Total
Year ended December 31, 2017:
US federal	$—	$1,289,202	$1,289,202
State and local	—	273,787	273,787
Foreign jurisdiction	—	—	—
Tax (benefit)/expense	$—	$1,562,989	$1,562,989
Change in valuation allowance	—	92,366	92,366
Tax (benefit)/expense, net	$—	$1,655,355	$1,655,355

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 9. Income Taxes (cont.)

	Current	Deferred	Total
Year ended December 31, 2016:
US federal	$—	$(2,916,807)	$(2,916,807)
State and local	—	(360,921)	(360,921)
Foreign jurisdiction	—	—	—
Tax (benefit)/expense	$—	$(3,277,728)	$(3,277,728)
Change in valuation allowance.	—	(2,251,666)	(2,251,666)
Tax (benefit)/expense, net	$—	$(5,529,394)	$(5,529,394)

The following table represents the components of the income tax expense and the proportionate ratio of each components as follows:

	2018	Percentage	2017	Percentage	2016	Percentage
Net increase (decrease) in net assets from operations before tax, based on ASC 946, at the federal income tax rate	$2,523,711	(165.17)%	$2,793,488	168.75%	$869,681	(15.73)%
Reversal of Greenbacker Renewable Energy, LLC’s (income)/loss treated as a partnership for U.S. tax purposes, at federal income tax rate	$283,062	(18.53)%	$337,284	20.38%	$42,047	(0.76)%
Adjustment for Greenbacker Renewable Energy Corporation’s consolidated book income/(loss), based on standard GAAP accounting, at federal income tax rate	$(3,769,926)	246.74%	$(2,225,352)	(134.43)%	$(2,066,516)	37.37%
Federal tax credit	$(255,196)	16.70%	$—	—%	$(1,762,020)	31.87%
State tax credit	$—	—%	$—	—%	$(229,419)	4.15%
Increase in income taxes resulting from:
State and local taxes, net of federal benefit	$(270,036)	17.67%	$261,224	15.78%	$(132,613)	2.40%
Change in state rate	$15,226	(1.00)%	$12,562	0.76%	$1,112	(0.02)%
Change in federal rate	$—	—%	$383,783	23.18%	$—	—%
Permanent differences, at federal income tax rate	$—	—%	$—	—%	$—	—%
Change in valuation allowances	$(54,758)	3.59%	$92,366	5.58%	$(2,251,666)	40.72%
Actual provision for income taxes	$(1,527,917)	100.00%	$1,655,355	100.00%	$(5,529,394)	100.00%

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 9. Income Taxes (cont.)

Deferred tax assets have been classified on the accompanying consolidated statements of assets and liabilities as of December 31, 2018 and 2017 as follows:

	2018	2017
Amortization	60,181	63,480
Net operating losses	21,289,433	12,669,763
Federal tax credits	5,756,076	5,493,745
Unrealized gains	(20,786,706)	(13,381,165)
Deferred tax assets	$6,318,984	$4,845,823
Less: valuation allowance	(267,027)	(321,785)
Deferred tax assets, net	$6,051,957	$4,524,038

As of December 31, 2018, the company has federal and state income tax net operating loss (“NOL”) and investment tax credit (“ITC”) carryforwards of which will expire on various dates through 2038 as follows:

Expires Year Ending December 31,	Federal NOL Amount	Federal ITC Amount	State ITC Amount	State NOL Amount
2020	$—	$—	$802,822	$—
2021	$—	$—	$422,885	$—
2022	$—	$—	$—	$918,368
2023	$—	$—	$—	$2,454,562
2024	$—	$—	$—	$2,549,437
2025	$—	$—	$—	$673,181
2026	$—	$—	$—	$2,934,175
2027	$—	$—	$—	$4,162,481
2028	$—	$—	$—	$—
2029	$—	$—	$—	$—
2030	$—	$—	$—	$2,751,775
2031	$—	$—	$—	$5,377,684
2032	$—	$—	$—	$6,870,978
2033	$—	$—	$—	$—
2034	$161,963	$—	$—	$156,188
2035	$6,693,198	$3,345,092	$—	$2,718,197
2036	$15,734,069	$1,955,780	$—	$5,911,423
2037	$26,927,165	$—	$—	$14,329,300
2038	$—	$255,196	$—	$—
Indefinite	$29,662,690	$—	$—	$—

As new tax legislation was enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), the company recognized the effect of any material changes in the Act in the determination of deferred tax assets and liabilities for the year ending December 31, 2017. The major aspects of the Act which affected the company included 1) the reduction of the corporate tax rate to 21%, effective  December 22, 2017, which caused the company to remeasure its deferred tax assets and liabilities to reflect the effects of tax rate change; and 2) a deduction of interest expense up to only 30% of “adjusted taxable income” (as defined in the Act) ) and the ability of post 2017 net operating losses (“NOLs”) to only offset up to 80% of taxable income, with the understanding that any unused NOL can be carried forward indefinitely, which caused the company to modify certain assumptions in regard to utilization of NOL and investment tax credits in determining any potential valuation allowance. While cost recovery was modified to allow companies to expense 100% of investments in depreciable property, the company expects to continue to depreciate renewable energy assets over a five-year life using accelerated methodology.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets would be deductible, management as of December 31, 2018 has applied a partial valuation allowance of $267,027 against the deferred tax asset amounts the company will not be able to fully realize, as compared with $321,785 for the year ended December 31, 2017.

The company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized as of December 31, 2018.

The company assessed its tax positions and filings for all open tax years as of December 31, 2018 for all federal and state tax jurisdictions for the years 2014 through 2018. The results of this assessment are included in the company’s tax provision and deferred tax assets as of December 31, 2018.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 10. Commitments and Contingencies

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of December 31, 2018, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to various project loan agreements between the operating entities of the company, subsidiary holding companies and various lenders, the operating entities and the subsidiary holding companies have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from March 2021 through March 2032. Pursuant to a credit agreement between GREC Holdco and a financial institution, Holdco has pledged all solar operating assets as well as all membership interests in operating subsidiaries owned by GREC Holdco as collateral for the loan. GREC and the company have provided an unsecured guaranty (“Guarantors”) on the outstanding principal of certain subsidiary loans, which is approximately $81,989,766, as of December 31, 2018. The Guarantors would only have to perform under the guarantee if the cash flow or the liquidation of collateral at the operating entities or subsidiary holding companies was inadequate to fully liquidate the remaining loan balance.

Unsecured guarantee of subsidiary renewable energy credit (“REC”) forward contracts: For the majority of the forward REC contracts currently effective as of December 31, 2018 where a subsidiary of the company is the principal, the company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is approximately $185,950 as of December 31, 2018.

See Note 1 — Organization and Operations of the Company and Note 5 — Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 11. Financial Highlights

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the year ended December 31, 2018.

	For the year ended December 31, 2018
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares(5)	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.68	$8.42	$8.68	$8.75	$8.81
Net investment income(3)	0.28	0.28	0.28	0.07	0.28
Net realized and unrealized gain/(loss) on investments, net of incentive allocation to special unitholder	0.12	0.12	0.12	(0.05)	0.12
Change in translation of assets and liabilities denominated in foreign currencies (4)	—	—	—	—	—
Change in benefit from deferred taxes on unrealized depreciation on investments	0.08	0.08	0.08	0.12	0.08
Net increase in net assets attributed to common equityholders	0.48	0.48	0.48	0.14	0.48
Shareholder distributions:
Distributions from net investment income	(0.33)	(0.33)	(0.33)	(0.08)	(0.30)
Distributions from offering proceeds	(0.28)	(0.26)	(0.28)	(0.14)	(0.28)
Offering costs and deferred sales commissions	(0.03)	(0.08)	(0.04)	(0.14)	—
Other(2)	0.02	0.11	0.03	0.02	0.05
Net decrease in members’ equity attributed to common shares	(0.62)	(0.56)	(0.62)	(0.34)	(0.53)
Net asset value for common shares at end of period	$8.54	$8.34	$8.54	$8.55	$8.76
Common shareholders’ equity at end of period	$142,791,899	$18,546,310	$53,046,260	$132,272	$103,742,870
Common shares outstanding at end of period	16,714,738	2,222,478	6,209,416	15,478	11,841,392

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	5.45%	6.19%	5.44%	1.06%	6.16%
Ratio of net investment income to average net assets	3.24%	3.26%	3.20%	1.97%	2.86%
Ratio of operating expenses to average net assets	3.87%	3.95%	3.86%	3.48%	3.69%
Portfolio turnover rate	0.05%	0.05%	0.05%	0.05%	0.05%

(1)	The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the year ended December 31, 2018, which were 15,338,291, 1,803,985, 5,386,556, 11,042, and 7,266,426, respectively.

(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.

(4)	Amount is less than $0.01 per share.

(5)	Class P-A shares were reinstated for sale as of April 16, 2018 and first sold on August 6, 2018.

The following is a schedule of financial highlights of the company attributed to Class A, C, I and P-I shares for the year ended December 31, 2017.

	For the year ended December 31, 2017
	Class A Shares	Class C Shares	Class I Shares	Class P-I Shares
Per share data attributed to common shares(1):
Net Asset Value at beginning of period	$8.69	$8.44	$8.69	$8.67
Net investment income(3)	0.25	0.25	0.25	0.25
Net realized and unrealized gain/(loss) on investments, net of incentive allocation to special unitholder	0.35	0.35	0.35	0.35
Change in translation of assets and liabilities denominated in foreign currencies(4)	0.01	0.01	0.01	0.01
Change in benefit from deferred taxes on unrealized depreciation on investments	0.05	0.05	0.05	0.05
Net increase in net assets attributed to common equityholders	0.66	0.66	0.66	0.66
Shareholder distributions: Distributions from net investment income	(0.39)	(0.39)	(0.39)	(0.39)
Distributions from offering proceeds	(0.22)	(0.22)	(0.21)	(0.19)
Offering costs and deferred sales commissions..	(0.04)	(0.15)	(0.08)	—
Other(2)	(0.02)	0.08	0.01	0.06
Net decrease in members’ equity attributed to common shares	(0.01)	(0.02)	(0.01)	0.14
Net asset value for common shares at end of period	$8.68	$8.42	$8.68	$8.81
Common shareholders’ equity at end of period..	$120,344,517	$12,053,349	$39,181,769	$29,858,889
Common shares outstanding at end of period	13,857,830	1,431,999	4,511,832	3,387,568

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	6.90%	6.77%	6.90%	8.65%
Ratio of net investment income to average net assets	2.96%	3.04%	2.96%	2.92%
Ratio of operating expenses to average net assets.	3.64%	3.74%	3.64%	3.59%
Portfolio turnover rate	19.15%	19.15%	19.15%	19.15%

(1)	The per share data for Class A, C, I and P-I Shares were derived by using the weighted average shares outstanding during the year ended December 31, 2017, which were 12,384,101, 1,194,718, 3,529,998 and 1,792,632, respectively.

(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS 3

December 31, 2018

Note 11. Financial Highlights (cont.)

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the year ended December 31, 2016.

	For the year ended December 31, 2016
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares(1):
Net Asset Value at beginning of period	$8.54	$8.54	$8.54	$8.54	$8.54
Net investment income(3)	0.43	0.43	0.43	0.19	0.19
Net unrealized appreciation (depreciation) on investments,net of incentive allocation to special unitholder	(0.10)	(0.10)	(0.10)	(0.05)	(0.05)
Change in translation of assets and liabilities denominated in foreign currencies	—	—	—	—	—
Change in benefit from deferred taxes on unrealized appreciation on investments	0.40	0.40	0.40	0.18	0.17
Net increase in net assets attributed to common equityholders	0.73	0.73	0.73	0.32	0.31
Shareholder distributions:Distributions from net investment income	(0.33)	(0.33)	(0.33)	(0.15)	(0.14)
Distributions from offering proceeds	(0.27)	(0.27)	(0.27)	(0.11)	(0.11)
Offering costs and deferred sales commissions	—	(0.22)	—	—	—
Other(2)	0.02	(0.01)	0.02	0.07	0.07
Net increase in members’ equity attributed to common shares	0.15	(0.10)	0.15	0.13	0.13
Net asset value for common shares at end of period	$8.69	$8.44	$8.69	$8.67	$8.67
Common shareholders’ equity at end of period	$94,541,760	$8,796,002	$23,938,449	$414,145	$1,727,858
Common shares outstanding at end of period	10,878,502	1,041,836	2,754,491	47,774	199,319
Ratio/Supplemental data for common shares:
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value	8.79%	5.65%	8.79%	4.59%	4.49%
Ratio of net investment income, net of expense reimbursement to/from advisor, to average net assets	4.95%	4.98%	4.93%	4.81%	4.48%
Ratio of operating expenses, net of expense reimbursement to/from advisor, to average net assets	4.65%	4.68%	4.63%	4.53%	4.21%
Total return, excluding expense reimbursement to/from advisor, attributed to common shares based on net asset value	9.34%	6.13%	9.31%	5.03%	4.78%
Ratio of net investment income, excluding expense reimbursement to/from advisor, to average net assets	5.61%	5.65%	5.58%	5.45%	5.08%
Ratio of operating expenses, excluding expense reimbursement to/from advisor, to average net assets	3.99%	4.02%	3.97%	3.88%	3.61%
Portfolio turnover rate	0.43%	0.43%	0.43%	0.43%	0.43%

(1)	The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the year ended December 31, 2016, which were 8,330,061, 690,825, 1,962,616, 30,286 and 82,013, respectively.

(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and organizational costs, which are not included in operating expenses nor subject to the expense reimbursement agreement, and the impact of shares at a price other than the net asset value.

(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 12. Selected Quarterly Data — Unaudited

Presented in the following tables is a summary of the unaudited quarterly financial information for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	For the quarter ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total Investment income	$4,540,427	$5,103,336	$4,984,874	$4,918,793
Net investment income	$(434,963)	$1,988,378	$3,259,425	$3,271,370
Net gain (loss) on investments and foreign currency translation	$(1,693,642)	$(296,054)	$2,341,771	$2,452,402
Change in (benefit) expense from deferred taxes on unrealized appreciation on investments	$1,877,386	$2,275,076	$73,354	$(1,239,228)
Net increase (decrease) in net assets resulting from operations	$(251,219)	$3,967,400	$5,674,550	$4,484,544
Net investment income (loss) per share - basic and diluted	$(0.01)	$0.06	$0.12	$0.13
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.01)	$0.12	$0.21	$0.19
Net asset value per share at period end (Class A)	$8.54	$8.69	$8.72	$8.70
Net asset value per share at period end (Class C)	$8.34	$8.48	$8.50	$8.45
Net asset value per share at period end (Class I)	$8.54	$8.69	$8.72	$8.70
Net asset value per share at period end (Class P-A)	$8.55	$8.71	$—	$—
Net asset value per share at period end (Class P-I)	$8.76	$8.89	$8.90	$8.84

	For the quarter ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$4,416,117	$3,663,635	$2,936,470	$2,366,899
Net investment income	$229,297	$1,149,977	$1,986,899	$1,450,378
Net gain (loss) on investments and foreign currency translation	$3,738,403	$1,579,619	$1,576,272	$(108,245)
Change in benefit (expense) from deferred taxes on unrealized appreciation on investments	$1,198,186	$680,969	$(653,366)	$(262,069)
Net increase in net assets resulting from operations.	$5,165,886	$3,410,565	$2,909,805	$1,080,064
Net investment income per share – basic and diluted.	$(0.01)	$0.06	$0.11	$0.09
Net increase in net assets resulting from operations per share – basic and diluted.	$0.22	$0.16	$0.15	$0.07
Net asset value per share at period end (Class A).	$8.68	$8.64	$8.63	$8.64
Net asset value per share at period end (Class C).	$8.42	$8.42	$8.41	$8.40
Net asset value per share at period end (Class I)	$8.68	$8.64	$8.63	$8.64
Net asset value per share at period end (Class P-I).	$8.81	$8.75	$8.73	$8.69

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 12. Selected Quarterly Data — Unaudited (cont.)

	For the quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$2,848,655	$3,085,513	$1,645,291	$656,566
Net investment income	$1,497,148	$1,730,438	$1,519,649	$23,132
Net gain (loss) on investments and foreign currency translation	$(1,706,876)	$1,143,849	$(231,426)	$(634,047)
Change in benefit (expense) from deferred taxes on unrealized appreciation on investments	$671,401	$(8,372)	$1,838,292	$1,885,335
Net increase in net assets resulting from operations	$461,673	$2,865,915	$3,126,515	$1,274,420
Net investment income per share – basic and diluted	$0.11	$0.14	$0.15	$0.00
Net increase in net assets resulting from operations per share – basic and diluted.	$0.03	$0.24	$0.30	$0.16
Net asset value per share at period end (Class A)	$8.69	$8.74	$8.69	$8.56
Net asset value per share at period end (Class C)	$8.44	$8.49	$8.43	$8.56
Net asset value per share at period end (Class I)	$8.69	$8.74	$8.69	$8.56
Net asset value per share at period end (Class P-A)	$8.67	$8.74	$—	$—
Net asset value per share at period end (Class P-I)	$8.67	$8.74	$—	$—

	For the quarter ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$421,488	$740,773	$633,646	$58,215
Net investment income (loss)	$253,576	$270,523	$333,917	$(118,483)
Net gain (loss) on investments and foreign currency translation	$666,498	$376,473	$(46,396)	$385,490
Change in benefit from deferred taxes on unrealized appreciation on investments	$127,015	$—	$—	$—
Net increase in net assets resulting from operations	$1,047,089	$646,996	$287,521	$267,007
Net investment income (loss) per share – basic and diluted	$0.09	$0.07	$0.14	$(0.08)
Net increase in net assets resulting from operations per share – basic and diluted	$0.20	$0.17	$0.12	$0.18
Net asset value per share at period end	$8.54	$8.52	$8.50	$8.50

	For the quarter ended
	December 31, 2014	September 30, 2014(1)	June 30, 2014(1)(2)
Total investment income	$37,907	$304	$80
Net investment loss	$(106,838)	$(35,547)	$(53,464)
Net gain (loss) on investments and foreign currency translation	$(32,636)	$81,865	$—
Net increase (decrease) in net assets resulting from operations	$(139,474)	$46,318	$(53,464)
Net investment loss per share – basic and diluted.	$(0.13)	$(0.10)	$(0.19)
Net increase (decrease) in net assets resulting from operations per share – basic and diluted	$(0.16)	$0.09	$(0.19)
Net asset value per share at period end	$8.50	$8.50	$8.50

(1)	As the company had no substantive operations prior to April 25, 2014, the first quarter of 2014 has been omitted.

(2)	The selected financial information for the June 30, 2014 quarter consists of the company’s commencement of operations (April 25, 2014 through June 30, 2014).

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 13. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of the year ended December 31, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL 81 DISCLOSURE

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

Our management assessed the effectiveness of the internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 1992 report entitled Internal Control-Integrated Framework. Our management further reviewed the updated 2013 framework as part of its assessment. Based on that assessment, our management concluded that, as of December 31, 2018, the internal control over financial reporting for the company is effective based on the criteria established in Internal Control-Integrated Framework.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s) Held with Us	Director/Executive Officer Since
David Sher	55	Director	2012
Charles Wheeler	58	Chief Executive Officer, President, and Director	2012
Richard C. Butt	63	Chief Financial Officer	2014
Hallie Gilman	46	Secretary	2018
Callie Hull	28	Assistant Secretary	2017
Kathleen Cuocolo	67	Independent Director	2013
Robert Herriott	49	Independent Director	2013
David M. Kastin	51	Independent Director	2013

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

Charles Wheeler has served as our Chief Executive Officer, President, and as a board member since our inception in December 2012. Mr. Wheeler has also served as President of GCM and Co-Chief Executive Officer Greenbacker Group LLC since August 2012 (having previously served as a Managing Director of Greenbacker Group LLC since August 2011), and as President and a director of GREC since November 2011. Mr. Wheeler is a veteran of the investment banking industry having spent 24 years, from 1987 to January 2011, with the Macquarie Group, one of Australia’s leading investment banks. During that time, Mr. Wheeler held several senior positions with the Macquarie Group, including Head of Financial Products for North America from 2007 to January 2009 and Head of Renewables for North America from September 2007 to December 2010. From 1998 to August 2007, Mr. Wheeler was a Director of the Financial Products Group at Macquarie in Australia with responsibility for the development, distribution and ongoing management of a wide variety of retail financial products, including Real Estate Investment Trusts ("REITs"), infrastructure bonds, international investment trusts and diversified domestic investment trusts. Prior to joining Macquarie, Mr. Wheeler was a tax manager with Touche Ross & Co. in Australia (which was merged into KPMG in Australia).

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

Richard C Butt has served as our Chief Financial Officer from January 2012 to July 2013 and since April 2014. Mr. Butt has held a variety of senior management positions for global investment and financial institutions. Most recently, from July 2012 to August 2013, he served as President and Chief Executive Officer of P3 Global Management LLC, a firm focused on investing in municipal infrastructure assets. From August 2006 to January 2011, he served as President of Macquarie Capital Investment Management LLC., with offices in New York and Sydney, Australia, responsible for administration, operations, finance, compliance, treasury, marketing, business operations and FX/cash management for portfolios domiciled in North America, Australia, Asia, Europe and the Caribbean. In addition, Mr. Butt served as Chief Financial and Accounting Officer for Macquarie Global Infrastructure Fund, a New York Stock Exchange listed closed end fund (NYSE: MGU). Prior to joining Macquarie, Mr. Butt served as President of Refco Alternative Investments LLC and Refco Fund Holdings LLC, the commodity pool businesses associated with Refco, Inc., from January 2003 to August 2006. In this capacity, Mr. Butt was responsible for the initial development and ongoing operations of numerous public and private commodity pools. During the period from1990 through 2003, he served in various operational and financial capacities with multiple mutual/hedge fund third party administration firms. Earlier in his career, he served as Vice President at Fidelity Investments, where he was responsible for fund accounting and financial reporting for all equity and global mutual funds. Mr. Butt is a Certified Public Accountant (Inactive) previously working at major accounting firms such as PricewaterhouseCoopers LLP, from July 1978 to July 1984, where he was an Audit Manager, and KPMG from December 1994 to October 1996, where he was a Director in their financial services consulting practice. Mr. Butt holds a Bachelor’s degree in Management Science from Duke University.

Hallie Flint Gilman has served as our Secretary since November 2018.  Prior to joining our company, Ms. Gilman was a Shareholder at Bernstein, Shur, Sawyer and Nelson, where she practiced energy law as a member of the Energy and Environmental Practice Group.  Previously, Ms. Gilman has held a number of senior legal and executive positions at First Wind, a renewable energy company that developed, built, owned and operated utility-scale renewable energy projects throughout the United States, and at SunEdison.  From 2005-2010, Ms. Gilman was a member of the Energy Practice Group at Pierce Atwood LLP, where she worked on domestic and international energy regulatory matters.  Ms. Gilman is a graduate of Harvard University and Georgetown University Law Center.

Callie Hull has served as our Assistant Secretary since August 2017. Ms. Hull has been an employee of Greenbacker Group LLC since February 2013 and has served in a number of capacities within the company. Ms. Hull holds a Bachelor of Science degree in Legal Studies from CUNY John Jay College of Criminal Justice.

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

David M. Kastin has been an independent director since July 2013. He has been Senior Vice President, General Counsel and Corporate Secretary of Vitamin Shoppe, Inc. (NYSE:VSI) since August 2015. From August 2007 thought August 2015, Mr. Kastin was Senior Vice President-General Counsel and Corporate Secretary of Town Sports International Holdings, Inc. (NASDAQ: CLUB). From March 2007 through July 2007, Mr. Kastin was Senior Associate General Counsel and Corporate Secretary of Sequa Corporation, a diversified manufacturer. From March 2003 through December 2006, Mr. Kastin was in-house counsel at Toys "R" Us, Inc., most recently as Vice President — Deputy General Counsel. From 1996 through 2003, Mr. Kastin was an associate in the corporate and securities departments at several prominent New York law firms, including Bryan Cave LLP. From September 1992 through October 1996, Mr. Kastin was a Staff Attorney in the Northeast Regional Office of the U.S. Securities and Exchange Commission. Mr. Kastin was selected to serve as an independent director based on his extensive experience as a legal and strategic advisor to publicly traded companies.

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

Audit Committee

Our audit committee is composed of Kathleen Cuocolo, Robert Herriott, and David M. Kastin, all of whom are independent directors. The audit committee will assist the board of directors in overseeing:

●	our accounting and financial reporting processes;

●	the integrity and audits of our consolidated financial statements;

●	our compliance with legal and regulatory requirements;

●	the qualifications and independence of our independent auditors; and

●	the performance of our internal and independent auditors.

Kathleen Cuocolo chairs our audit committee and serves as our "audit committee financial expert," as that term is defined by the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers will receive any compensation for their service as our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITYHOLDER MATTERS

The following table sets forth, as of the date of this report, information with respect to the beneficial ownership of our shares by:

●	each person known to us to beneficially own more than 5% of any class the outstanding shares;

●	each of our directors, director nominees and named executive officers; and

●	all of our directors and executive officers as a group.

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

Name and Address[1]	Number of Shares Beneficially Owned	Percentage of all Shares Issued and Outstanding
Greenbacker Capital Management LLC[2]	23,601	0.06%
Greenbacker Group LLC	—	—
David Sher	—	—
Charles Wheeler	—	—
Richard C. Butt	—	—
Hallie Gilman	—	—
Callie Hull	—	—
Kathleen Cuocolo	—	—
Robert Herriott	—	—
David Kastin	—	—
All officers and directors as a group (8 persons)	—	—

1	Unless otherwise indicated, the address of each beneficial owner is c/o Greenbacker Capital Management LLC, 11 East 44th Street, Suite 1200, New York, NY 10017.

2	Greenbacker Capital Management LLC, GCM, is a majority-owned subsidiary of Greenbacker Group, LLC. The board of managers of Greenbacker Group, LLC has investment power over the Class A shares held by GCM, including the power to dispose, or to direct the disposition, of such shares. Charles Wheeler is a member of the board of managers of Greenbacker Group, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our board of directors oversees our management. However, we have entered into the advisory agreement with our advisor, GCM, pursuant to which GCM is responsible for managing us on a day-to-day basis and identifying and making investments on our behalf. Prior to February 8, 2019, GCM was a joint venture between Greenbacker Group LLC and Strategic Capital Advisory Services, LLC, or Strategic Capital, an affiliate of our dealer manager, SC Distributors, and certain of our directors and/or officers. Strategic Capital, an affiliate of our dealer manager, SC Distributors, which owned up to 25% interest in our advisor, generally provided to us, on behalf of our advisor, certain non-investment advisory services, including but not limited to formation services related to our company and the structure of our organization, financial and strategic planning advice and analysis, overseeing the development of marketing materials, selecting and negotiating with third party vendors and other administrative and operational services. With GCM becoming a wholly-owned subsidiary of Greenbacker Group LLC as of February 8, 2019, these services, as they may be required, are provided by either GCM or by Greenbacker Group LLC. The non-managing member exercised no control or influence over our investment, asset management or accounting functions or any other aspect of our management or operations. In connection with providing such services from our inception through February 8, 2019, Greenbacker Group LLC paid Strategic Capital an aggregate of $1,250,000 in fees. We have reimbursed such fees in connection with our obligation to reimburse our advisor and its affiliates for certain organization and offering expenses incurred by them on our behalf, subject to the limitation that such reimbursements would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15% of gross offering proceeds as of the date of reimbursement.

Through each of their ownership interests in Greenbacker Group LLC, Charles Wheeler, our Chief Executive Officer and a member of our board of directors, and David Sher, a member of our board of directors, indirectly own a 8.29% and a 5.64% interest, respectively, in our advisor. In addition, several of our officers and directors, including Messrs. Sher and Wheeler, are officers of our advisor. As a result, the advisory agreement between us and our advisor was negotiated between related parties, and its terms, including fees and other amounts payable, may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

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

We have entered into license agreements with Greenbacker Group LLC, pursuant to which it has agreed to grant us a non-exclusive, royalty-free license to use the name "Greenbacker Renewable Energy Company LLC." In addition, we have entered into an administration agreement with Greenbacker Administration, pursuant to which the Administrator will provide us with administrative services and will receive the compensation from us for its services. As of the date hereof, Greenbacker Administration has delegated certain of its administrative functions to U.S Bancorp Fund Services, LLC as well as accounting for certain of our investments to independent firm which provides outsourced bookkeeping and accounting services. While Greenbacker Administration performs a majority of asset management, accounting and oversight services for the company’s investments, it is anticipated that Greenbacker Administration will continue to delegate the majority of certain administrative functions for GREC and the LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed KPMG as our independent registered public accounting firm for the fiscal years ending December 31, 2018 and 2017.

Fees Incurred for KPMG LLP

The following table shows the fees invoiced for audit and other services provided by KPMG for fiscal 2018 and 2017.

	2018	2017
Audit Fees(1)	$725,000	$501,860
Audit-Related Fees(2)	—	—
Tax Fees(3)	120,000	113,818
All Other Fees(4)	—	2,500
Total	$845,000	$618,178

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

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

(a)	Documents Filed as Part of this Report

(1)	The following consolidated financial statements are set forth in Item 8:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Statements of Assets and Liabilities as of December 31, 2018 and 2017

●	Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

●	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2018, 2017, 2016

●	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

●	Consolidated Schedules of Investments as of December 31, 2018 and 2017

●	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.

(b)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description of Document

3.1*	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on December 11, 2012)

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1*	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2*	Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated October 9, 2013 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3*	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

Exhibit
Number	Description of Document

10.4*	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre- Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.7*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

14.1*	Greenbacker Renewable Energy Company LLC Code of Ethics (Incorporated by reference from Exhibit 14.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on December 9, 2014)

21.1**	List of Subsidiaries

24.1**	Power of attorney (included on the signature page hereto)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 11, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements.

* Filed previously.

** Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2019	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: March 8, 2019	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Wheeler	Chairman, Chief Executive Officer and Director	March 8, 2019
Charles Wheeler	(Principal Executive Officer)

/s/ Richard C. Butt	Chief Financial Officer and Principal Accounting Officer	March 8, 2019
Richard C. Butt	(Principal Financial and Accounting Officer)

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

/s/ David Sher
David Sher	Director	March 8, 2019

/s/ Kathleen Cuocolo
Kathleen Cuocolo	Director	March 8, 2019

/s/ Robert Herriott
Robert Herriott	Director	March 8, 2019

/s/ David M. Kastin
David M. Kastin	Director	March 8, 2019