Form 10-Q
period 2019-03-31
Greenbacker Renewable Energy Co LLC
filed 2019-05-13
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value, $.001 per share	N/A	N/A

As of May 8, 2019, the registrant had 43,212,806 shares of common interests, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments in controlled/affiliated portfolios, at fair value (cost of $335,487,599 and $298,314,385, respectively)	$353,642,002	$307,176,115
Swap contracts, at fair value	76,259	435,603
Cash and cash equivalents	35,369,126	39,122,635
Shareholder receivable	262,000	469,245
Dividend receivable	100,000	488,000
Deferred tax assets, net of allowance	5,529,175	6,051,957
Other assets	179,703	201,074
Total assets	$395,158,265	$353,944,629

LIABILITIES
Swap contracts, at fair value	$1,963,687	$311,641
Payable for investments purchased	—	8,901
Term note payable, net of financing costs	29,582,955	29,527,046
Management fee payable	495,259	588,161
Accounts payable and accrued expenses	831,699	727,175
Shareholder distributions payable	1,452,590	1,260,754
Interest payable	11,857	3,507
Due to advisor	91,546	19,181
Payable for repurchases of common stock	1,224,111	1,249,808
Deferred sales commission payable	185,557	191,706
Total liabilities	$35,839,261	$33,887,880

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$—	$—
Common stock, par value, $.001 per share, 350,000,000 authorized;
41,498,082 and 37,003,502 shares issued and outstanding, respectively	41,498	37,004
Paid-in capital in excess of par value	360,876,211	321,741,819
Accumulated deficit	(26,430,659)	(19,870,206)
Accumulated net realized gain on investments	698,460	698,460
Accumulated unrealized appreciation (depreciation) on:
Investments, net of deferred taxes	22,946,378	15,737,151
Foreign currency translation	(178,851)	(208,579)
Swap contracts	(1,887,428)	123,962
Total common equityholders’ equity	356,065,609	318,259,611
Special unitholder’s equity	3,253,395	1,797,138
Total members’ equity (net assets)	359,319,004	320,056,749
Total liabilities and equity (net assets)	$395,158,265	$353,944,629

Net assets, Class A (shares outstanding of 17,348,293 and 16,714,738, respectively)	$147,458,709	$142,791,899
Net assets, Class C (shares outstanding of 2,668,333 and 2,222,478, respectively)	22,208,298	18,546,310
Net assets, Class I (shares outstanding of 6,664,017 and 6,209,416, respectively)	56,643,455	53,046,260
Net assets, Class P-A (shares outstanding of 18,109 and 15,478, respectively)	154,375	132,272
Net assets, Class P-I (shares outstanding of 14,799,330 and 11,841,392, respectively)	129,600,772	103,742,870
Total common equityholders’ equity	$356,065,609	$318,259,611

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$1,993,118	$4,725,548
Interest income	61,610	158,270
Total investment income from controlled, affiliated investments	$2,054,728	$4,883,818

Investment income from non-controlled, non-affiliated investments:
Interest income	511,197	34,975
Total investment income	$2,565,925	$4,918,793
Operating expenses:
Management fee expense	1,822,066	1,165,728
Audit and tax expense	229,316	179,405
Interest and financing expenses	842,003	651,987
General and administration expenses	97,151	82,569
Legal expenses	73,973	49,315
Directors fees and expenses	182,356	24,710
Insurance expense	33,218	15,166
Transfer Agent Expense	88,767	88,767
Other expenses	36,986	44,350
Total expenses	3,405,836	2,301,997
Net investment income (loss) before taxes	(839,911)	2,616,796
Deferred tax (benefit)	(74,679)	(654,574)
Franchise tax expense	30,111	—
Net investment income (loss)	(795,343)	3,271,370

Net change in realized and unrealized gain
(loss) on investments, foreign currency translation and deferred tax assets:
Net change in unrealized appreciation (depreciation) on:
Investments	9,262,945	1,993,655
Foreign currency translation	29,728	(38,991)
Swap contracts	(2,011,390)	497,738
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	(597,461)	(1,239,228)
Net increase in net assets resulting from operations	5,888,479	4,484,544
Net decrease in net assets attributed to special unitholder	(1,456,257)	(490,480)
Net increase in net assets attributed to common equityholders	$4,432,222	$3,994,064

Common stock per share information —basic and diluted:
Net investment income (loss)	$(0.02)	$0.13
Net increase in net assets attributed to common equityholders	$0.11	$0.17
Weighted average common shares outstanding	39,511,403	24,177,255

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF NET ASSETS

For the three months ended March 31, 2019

(Unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common equityholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2018	37,003,502	$37,004	$321,741,819	$(19,870,206)	$698,460	$15,737,151	$(208,579)	$123,962	$318,259,611	$1,797,138	$320,056,749

Proceeds from issuance of common stock, net	4,436,019	4,436	38,915,071	—	—	—	—	—	38,919,507	—	38,919,507

Issuance of common stock under distribution reinvestment plan	200,494	200	1,747,386	—	—	—	—	—	1,747,586	—	1,747,586

Repurchases of common stock	(141,933)	(142)	(1,235,142)	—	—	—	—	—	(1,235,284)	—	(1,235,284)

Offering costs	—	—	(292,923)	—	—	—	—	—	(292,923)	—	(292,923)

Shareholder distributions	—	—	—	(5,765,110)	—	—	—	—	(5,765,110)	—	(5,765,110)

Net investment loss	—	—	—	(795,343)	—	—	—	—	(795,343)	—	(795,343)

Net change in unrealized appreciation on investments	—	—	—	—	—	7,806,688	—	—	7,806,688	1,858,535	9,665,223

Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	29,728	—	29,728	—	29,728

Net change in unrealized depreciation on swap contracts	—	—	—	—	—	—	—	(2,011,390)	(2,011,390)	(402,278)	(2,413,668)

Change in benefit from deferred taxes on unrealized depreciation on investments	—	—	—	—	—	(597,461)	—	—	(597,461)	—	(597,461)

Balances at March 31, 2019	41,498,082	$41,498	$360,876,211	$(26,430,659)	$698,460	$22,946,378	$(178,851)	$(1,887,428)	$356,065,609	$3,253,395	$359,319,004

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF NET ASSETS

For the three months ended March 31, 2018

(Unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized depreciation on foreign currency translation	Accumulated unrealized appreciation on swap contracts	Common equityholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2017	23,189,229	$23,189	$200,510,790	$(10,216,279)	$698,460	$10,356,379	$(90,083)	$156,068	$201,438,524	$1,236,243	$202,674,767

Proceeds from issuance of common stock, net	1,948,934	1,949	17,098,815	—	—	—	—	—	17,100,764	—	17,100,764

Issuance of common stock under distribution reinvestment plan	155,525	155	1,367,346	—	—	—	—	—	1,367,501	—	1,367,501

Repurchases of common stock	(80,197)	(80)	(706,602)	—	—	—	—	—	(706,682)	—	(706,682)

Offering costs	—	—	(163,652)						(163,652)	—	(163,652)

Shareholder distributions	—	—	—	(3,569,202)	—	—	—	—	(3,569,202)	—	(3,569,202)

Net investment income	—	—	—	3,271,370	—	—	—	—	3,271,370	—	3,271,370

Net change in unrealized appreciation on investments	—	—	—	—	—	1,503,175	—	—	1,503,175	390,932	1,894,107

Net change in unrealized depreciation on foreign currency translation	—	—	—	—	—	—	(38,991)	—	(38,991)	—	(38,991)

Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	497,738	497,738	99,548	597,286

Change in benefit from deferred taxes on unrealized depreciation on investments	—	—	—	—	—	(1,239,228)	—	—	(1,239,228)	—	(1,239,228)

Balances at March 31, 2018	25,213,491	$25,213	$218,106,697	$(10,514,111)	$698,460	$10,620,326	$(129,074)	$653,806	$219,461,317	$1,726,723	$221,188,040

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018

Operating activities:
Net increase in net assets from operations	$5,888,479	$4,484,544
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Amortization of deferred financing costs	55,909	52,578
Purchase of investments	(37,205,714)	(18,382,032)
Proceeds from principal payments and sales of investments	32,500	17,000
Net change in unrealized (appreciation) on investments	(9,262,945)	(1,993,655)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(29,728)	38,991
Net change in unrealized (appreciation) depreciation on swap contracts	2,011,390	(497,738)
(Increase) decrease in other assets:
Dividend receivable	388,000	(300,000)
Deferred tax assets, net of allowance	522,782	584,651
Other assets	21,371	(12,542)
Increase (decrease) in other liabilities:
Payable for investments purchased	(8,901)	(15,189,630)
Due to advisor, net	72,365	1,649
Management fee payable	(92,902)	139,504
Accounts payable and accrued expenses	104,524	74,079
Interest payable	8,350	133,207
Net cash used in operating activities	(37,494,520)	(30,849,394)

Financing activities:
Borrowings on Credit facility and term note	—	30,665,460
Paydowns on Credit facility and term note	—	(13,651,291)
Payments of financing costs	—	(595,609)
Proceeds from issuance of shares of common stock, net	39,120,633	17,052,411
Distributions paid	(3,825,718)	(2,122,078)
Offering costs	(292,923)	(163,652)
Repurchases of common stock	(1,260,981)	(969,448)
Net cash provided by financing activities	33,741,011	30,215,793
Net increase (decrease) in cash and cash equivalents	(3,753,509)	(633,601)
Cash and cash equivalents, beginning of period	39,122,635	10,144,014
Cash and cash equivalents, end of period	$35,369,126	$9,510,413

Supplemental disclosure of cash flow information:
Shareholder distributions payable	$1,452,590	$790,930
Shareholder distributions reinvested in common stock	$1,747,586	$1,367,501
Payable for repurchases of common stock	$1,224,111	$706,682
Cash interest paid during the period	$308,606	$254,220

Non cash financing activities
Shareholder receivable from sale of common stock	$262,000	$257,863

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULES OF INVESTMENTS

March 31, 2019

 (Unaudited)

Investments in controlled/affiliated portfolios	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States- Not readily marketable

Commercial Solar

Conic Portfolio				100% Ownership	$44,478,554	$48,720,517	13.6%
East to West Solar Portfolio				100% Ownership	39,059,190	38,742,471	10.8%
Foresight Solar Portfolio				Managing Member, Majority Equity Owner	13,700,000	14,858,767	4.1%
Golden Horizons Solar Portfolio				100% Ownership	9,400,000	14,718,986	4.1%
Green Maple Portfolio				100% Ownership	17,582,823	16,375,999	4.6%
Magnolia Sun Portfolio				100% Ownership	10,775,000	8,462,336	2.4%
Midway III Solar Portfolio				100% Ownership	9,848,905	11,299,894	3.1%
Raleigh Portfolio				Managing Member, Majority Equity Owner	20,822,198	21,724,229	6.0%
Six States Solar Portfolio				100% Ownership	12,470,306	12,528,838	3.5%
Sunny Mountain Portfolio				100% Ownership	884,578	1,136,280	0.3%
Total Commercial Solar - 52.5%					$179,021,554	$188,568,317	52.5%

Residential Solar

Canadian Northern Lights Portfolio (d)				100% Ownership	$1,603,136	$2,104,724	0.6%
Enfinity Colorado DHA Portfolio				100% Ownership	1,450,000	2,356,727	0.7%
Greenbacker Residential Solar Portfolio				100% Ownership or Managing Member, Majority Equity Owner	28,100,000	28,332,235	7.9%
Greenbacker Residential Solar Portfolio II				Managing Member, Majority Equity Owner	6,400,000	10,878,811	3.0%
Total Residential Solar - 12.2%					$37,553,136	$43,672,497	12.2%

Wind
Greenbacker Wind Portfolio - California				100% Ownership or Managing Member, Equity Owner	$9,500,000	$8,265,146	2.3%
Greenbacker Wind Portfolio - Idaho				100% Ownership or Managing Member, Equity Owner	7,320,000	6,327,127	1.8%
Greenbacker Wind Portfolio - Montana				100% Ownership or Managing Member, Equity Owner	22,249,487	21,694,456	6.0%
Greenbacker Wind Portfolio - Vermont				100% Ownership or Managing Member, Equity Owner	24,917,193	29,274,176	8.1%
Total Wind - 18.2%					$63,986,680	$65,560,905	18.2%

Pre-Operational Assets
Omni DG Portfolio				100% Ownership	$8,290,495	$8,290,495	2.3%
Phoenix Solar Portfolio				100% Ownership	15,577,251	15,577,251	4.3%
SE Solar Portfolio				100% Ownership	7,178,207	7,178,207	2.0%
Turquoise Solar Portfolio				100% Ownership	16,173,500	16,173,500	4.5%
Total Pre-Operational Assets - 13.1%					$47,219,453	$47,219,453	13.1%

Other Investments
Other Portfolios				(c)	$1,755,244	$2,651,377	0.7%
Total Other Investments - 0.7%					$1,755,244	$2,651,377	0.7%

Energy Efficiency in the United States
GREC Energy Efficiency Portfolio				100% Ownership	$432,392	$450,313	0.1%
Renew AEC One, LLC	10.25	%(b)	2/24/2025	$551,640	519,140	519,140	0.1%
Total Energy Efficiency - 0.2%					$951,532	$969,453	0.2%

Secured Loans - Commercial Solar - Not readily marketable
SE Solar Loan	9.00%		4/22/2019	$5,000,000	$5,000,000	$5,000,000	1.4%
Total Secured Loans - Not readily marketable - 1.4%					$5,000,000	$5,000,000	1.4%
INVESTMENTS: 98.3%					$335,487,599	$353,642,002	98.3%
ASSETS IN EXCESS OF OTHER LIABILITIES: 1.7%						5,677,002	1.7%
TOTAL NET ASSETS: 100.0%						$359,319,004	100.0%

(a)	Percentages are based on net assets of $359,319,004 as of March 31, 2019.
(b)	Per the loan agreement, interest commenced on January 24, 2016.
(c)	Includes pre-acquisition and due diligence expenses.
(d)	Portfolio is located outside of the United States of America.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,535,556	$76,259	$—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	20,246,795	(10,756)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	29,134,296	(750,812)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	4,121,701	(208,255)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.688%	Monthly	12/31/2034	38,203,507	(993,864)	—
							$(1,887,428)	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS
December 31, 2018

Investments in controlled/affiliated portfolios	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States- Not readily marketable

Commercial Solar
East to West Solar Portfolio				100% Ownership	$37,079,887	$33,665,088	10.5%
Foresight Solar Portfolio				Managing Member, Majority Equity Owner	13,650,000	14,357,201	4.5%
Golden Horizons Solar Portfolio				100% Ownership	9,400,000	14,445,071	4.5%
Green Maple Portfolio				100% Ownership	17,582,823	16,066,837	5.0%
Magnolia Sun Portfolio				100% Ownership	10,775,000	8,258,786	2.6%
Midway III Solar Portfolio				100% Ownership	11,552,904	13,265,608	4.1%
Raleigh Portfolio				Managing Member, Majority Equity Owner	20,822,198	21,358,997	6.7%
Six States Solar Portfolio				100% Ownership	12,470,306	13,440,025	4.2%
Sun Farm Portfolio				100% Ownership	10,514,960	11,606,877	3.6%
Sunny Mountain Portfolio				100% Ownership	884,578	1,107,041	0.3%
Total Commercial Solar - 46.0%					$144,732,656	$147,571,531	46.0%

Residential Solar
Canadian Northern Lights Portfolio (d)				100% Ownership	$1,603,136	$2,081,554	0.7%
Enfinity Colorado DHA Portfolio				100% Ownership	1,400,000	1,700,728	0.5%
Greenbacker Residential Solar Portfolio				100% Ownership or Managing Member, Majority Equity Owner	28,100,000	27,372,253	8.6%
Greenbacker Residential Solar Portfolio II				Managing Member, Majority Equity Owner	6,400,000	10,763,559	3.4%
Total Residential Solar - 13.2%					$37,503,136	$41,918,094	13.2%

Wind
Greenbacker Wind Portfolio - California				100% Ownership or Managing Member, Equity Owner	$9,500,000	$8,070,745	2.5%
Greenbacker Wind Portfolio - Idaho				100% Ownership or Managing Member, Equity Owner	7,320,000	6,385,631	2.0%
Greenbacker Wind Portfolio - Montana				100% Ownership or Managing Member, Equity Owner	21,709,487	21,956,868	6.9%
Greenbacker Wind Portfolio - Vermont				100% Ownership or Managing Member, Equity Owner	24,917,193	28,752,500	9.0%
Total Wind - 20.4%					$63,446,680	$65,165,744	20.4%

Pre-Operational Assets
Colorado CSG Solar Portfolio				100% Ownership	$27,333,205	$27,215,170	8.5%
Phoenix Solar Portfolio				100% Ownership	9,964,515	9,964,515	3.1%
SE Solar Portfolio				100% Ownership	7,178,207	7,178,207	2.2%
Turquoise Solar Portfolio				100% Ownership	5,877,188	5,877,188	1.8%
Total Pre-Operational Assets - 15.6%					$50,353,115	$50,235,080	15.6%

Other Investments
Other Portfolios				(c)	1,279,273	1,263,620	0.4%
Total Other Investments - 0.4%					$1,279,273	$1,263,620	0.4%

Energy Efficiency in the United States
GREC Energy Efficiency Portfolio				100% Ownership	$447,885	$470,406	0.1%
Renew AEC One, LLC	10.25	%(b)	2/24/2025	$551,640	551,640	551,640	0.2%
Total Energy Efficiency - 0.3%					$999,525	$1,022,046	0.3%
INVESTMENTS: 95.9%					$298,314,385	$307,176,115	95.9%
ASSETS IN EXCESS OF OTHER LIABILITIES: 4.1%						12,880,634	4.1%
TOTAL NET ASSETS: 100.0%						$320,056,749	100.0%

(a)	Percentages are based on net assets of $320,056,749 as of December 31, 2018.
(b)	Per the loan agreement, interest commenced on January 24, 2016.
(c)	Includes pre-acquisition and due diligence expenses.
(d)	Portfolio is located outside of the United States of America.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,607,222	$107,431	$—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	20,668,547	328,172	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	29,624,945	(190,440)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	4,180,063	(121,201)	—
							$123,962	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (unaudited)

Note 1. Organization and Operations of the Company

Greenbacker Renewable Energy Company LLC (the “LLC”), a Delaware limited liability company, formed in December 2012, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as financing the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. GREC Entity HoldCo LLC (“GREC HoldCo”), a wholly-owned subsidiary of GREC, was formed in Delaware, in June 2016. The use of “we,” “us,” “our” and the “company” refers, collectively, to Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation, and GREC Entity Holdco LLC. We are externally managed and advised by the advisor, a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year end is December 31.

Pursuant to an initial Registration Statement filed in December 2011 (File No. 333-178786-01) and second Registration Statement filed in February 2017 (File No. 333-211571) the company offered up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the company’s Distribution Reinvestment Plan (the “DRP”). As of March 29, 2019, the company terminated its public offering of the shares as well as its privately offered Class P-A shares. The company accepted subscriptions for its publicly registered shares until March 27, 2019. While the company publicly offered three classes of shares: Class A, C and I, currently the company is only privately offering Class P-I shares on a continuous basis. The share classes had different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted the DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. Following the termination of the company’s public offering of shares, the DRP and the share repurchase plan will continue to be available to existing investors.

Each quarter, our advisor, utilizing the services of an independent valuation firm when necessary, reviews and approves the net asset value for each class of shares, subject to the oversight of the company’s board of directors. The company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the net asset value per share on the most recent valuation date increases or decreases, the company will adjust the offering price of the P-I shares to the then net asset value per share. The adjustments to the per share offering price, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering price, the offering price per share is not above or below net asset value per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement. The company’s P-I shares are offered in the primary offering at a price based on the most recent valuation. Five days after the completion of each quarter-end valuation, Class A, C and I shares will be offered pursuant to the DRP at a price equal to the offering price per each class of shares calculated consistently with the method used during the public continuous offering.

 As of March 31, 2019, the company has made solar, wind and energy efficiency investments in 27 portfolios, 26 domiciled in the United States and one in Canada, as well as two secured loans in the United States (See Note 3). As of December 31, 2018, the company had made solar, wind and energy efficiency investments in 26 portfolios, 25 domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States.

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

The financial information associated with the March 31, 2019 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The March 31, 2019 financial information has been reviewed, but not audited by the independent registered public accounting firm and they do not express an opinion thereon.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may exceed the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments that are cash equivalents are categorized as Level 1 investments, and stated at cost, which approximates fair value. There are no restrictions on the use of the company’s cash as of March 31, 2019 and December 31, 2018.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is an exchange price notion under which fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability. Pre-operational assets are held at cost until they are operational. Therefore, the fair value associated with these assets are essentially cost.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common equityholders per share for the three months ended March 31, 2019 and March 31, 2018.

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Basic and diluted
Increase in net assets attributed to common equityholders	$4,432,222	$3,994,064
Weighted average common shares outstanding	39,511,403	24,177,255
Net increase in net assets attributed to common equityholders per share	$0.11	$0.17

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

Organization and Offering Costs

Organization and offering costs (“O&O costs”), other than sales commissions and the dealer manager fee, were initially paid by our advisor and/or dealer manager on behalf of the company. These O&O costs included all costs previously paid or to be paid by the company in connection with its formation and the offering of its shares pursuant to now-terminated Registration Statements on Form S-1 (File No. 333-178786-01 and File No. 333-211571, respectively) and a private placement memorandum, including legal, accounting, printing, mailing and filing fees, charges of the company’s escrow holder, transfer agent fees, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the offering and marketing process, and preparing supplemental sales materials, holding educational conferences, and attending retail seminars conducted by broker-dealers. While the total O&O costs for each public offering were required to be reasonable and in no event in excess of an amount equal to 15% of the gross proceeds of such offering and the DRP, the company targeted no more than 4.0% of the gross proceeds for O&O costs other than sales commissions and dealer manager fees for the most recent public offering. The company was obligated to reimburse our advisor for O&O costs that it incurred on behalf of the company, in accordance with the advisory agreement, but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the company to exceed 15% of gross offering proceeds as of the date of reimbursement. Total O&O costs related to the terminated Registration Statements amounted to $9,416,402 or approximately 3.8% of gross offering proceeds raised pursuant to such Registration Statements.

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

The following table provides information in regard to the status of O&O costs (in 000’s) as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Total O&O Costs Incurred by the Advisor and Dealer Manager	$9,416	$9,371
Amounts previously reimbursed to the Advisor/Dealer Manager by the company	9,324	9,106
Amounts payable to Advisor/Dealer Manager by the company	92	19
Amounts of the contingent liability subject to payment by the company only upon adequate gross offering proceeds being raised	—	246

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

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive fee will be earned by an affiliate of our advisor on realized gains (net of realized and unrealized losses) since inception from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive fee, the company will include unrealized gains in the calculation of the capital gains incentive distribution pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are realized. Thus, on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period and reflected as an allocation of equity between common equityholders and special unitholder. As of March 31, 2019, and December 31, 2018, a capital gains incentive distribution allocation in the amounts of $3,253,395 and $1,797,138, respectively, was recorded in the consolidated statements of assets and liabilities as special unitholder’s equity.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the date which approximates an expected liquidity event for the company. As of March 31, 2019, and December 31, 2018, the company recorded a liability for deferred sales commissions in the amount of $185,557 and $191,706, respectively.

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

The fair value of interest rate swap contracts open as of March 31, 2019 is included on the consolidated schedules of investments by contract. For the three months ended March 31, 2019, the company’s notional exposure to interest rate swap contracts was $95,597,294.

Consolidated Statement of Assets and Liabilities - Value of Derivative at March 31, 2019

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$76,259	Swap contracts, at fair value	$1,963,687
		$76,259		$1,963,687

Consolidated Statement of Assets and Liabilities - Value of Derivative at December 31, 2018

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$435,603	Swap contracts, at fair value	$311,641
		$435,603		$311,641

The effect of derivative instruments on the Consolidated Statement of Operations

Risk Exposure Swaps	Change in net unrealized depreciation on derivative transactions for the three months ended March 31, 2019	Risk Exposure Swaps	Change in net unrealized appreciation on derivative transactions for the three months ended March 31, 2018
Interest Rate Risk	$(2,011,390)	Interest Rate Risk	$497,738
	$(2,011,390)		$497,738

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

In regard to our investment in the Canadian Northern Lights Portfolio, we have foreign currency risk related to our  revenue and operating expenses which are denominated in the Canadian Dollars as opposed to the U.S. Dollars. While we are currently of the opinion that the currency fluctuation between the Canadian and U.S. Dollar will not have a material impact on our operating results, we may in the future hedge this risk using currency swap transactions or other financial instruments if the impact on our results of operations becomes material.

Income Taxes

The company intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the company will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the company does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation and the company would become taxable as a corporation for U.S. federal income tax purposes under the Internal Revenue Code. The company would be required to pay income tax at corporate rates on its net taxable income. Distributions to members from the company would constitute dividend income taxable to such members, to the extent of the company’s earnings and profits and the payment of the distributions would not be deductible by the company.

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

The company assessed its tax positions for all open tax years as of March 31, 2019 for all U.S. federal and state tax jurisdictions for the years 2015 through 2018. The results of this assessment are included in the company’s tax provision and deferred tax assets as of March 31, 2019.

Recently Issued Accounting Pronouncements

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

Note 3. Investments

The composition of the company’s investments as of March 31, 2019 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$64,996,265	$68,973,086	19.5%
Mid-West Region	9,278,633	9,219,601	2.6
Mountain Region	70,373,274	73,997,291	20.9
South Region	110,671,125	110,961,279	31.4
West Region	78,565,166	88,386,021	25.0
Total United States	$333,884,463	$351,537,278	99.4%
Canada:	1,603,136	2,104,724	0.6
Total	$335,487,599	$353,642,002	100.0%

The composition of the company’s investments as of December 31, 2018 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$65,082,005	$67,541,264	22.0%
Mid-West Region	1,796,801	1,846,346	0.6
Mountain Region	69,619,383	69,553,178	22.6
South Region	98,476,770	95,332,608	31.0
West Region	61,736,290	70,821,165	23.1
Total United States	$296,711,249	$305,094,561	99.3%
Canada:	1,603,136	2,081,554	0.7
Total	$298,314,385	$307,176,115	100.0%

The composition of the company’s investments as of March 31, 2019 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Commercial Solar	$179,021,554	$188,568,317	53.4%
Residential Solar	37,553,136	43,672,497	12.3
Wind	63,986,680	65,560,905	18.5
Pre-Operational Assets	47,219,453	47,219,453	13.4
Other Investments	1,755,244	2,651,377	0.7
Energy Efficiency	951,532	969,453	0.3
Secured Loans - Commercial Solar	5,000,000	5,000,000	1.4
Total	$335,487,599	$353,642,002	100.0%

The composition of the company’s investments as of December 31, 2018 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Commercial Solar	$144,732,656	$147,571,531	48.1%
Residential Solar	37,503,136	41,918,094	13.6
Wind	63,446,680	65,165,744	21.2
Pre-Operational Assets	50,353,115	50,235,080	16.3
Other Investments	1,279,273	1,263,620	0.4
Energy Efficiency	999,525	1,022,046	0.4
Total	$298,314,385	$307,176,115	100.0%

Investments held as of March 31, 2019 and December 31, 2018 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors or investments in limited liability companies for which the company serves as managing member.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investments, by major class, as of March 31, 2019, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$346,018,138	$346,018,138
Capital Stock	—	—	2,104,724	2,104,724
Energy Efficiency Secured Loans	—	—	519,140	519,140
Secured Loans - Other	—	—	5,000,000	5,000,000
Total	$—	$—	$353,642,002	$353,642,002
Other Financial Instruments*
Unrealized appreciation on open interest rate swap contracts	$—	$76,259	$—	$76,259
Unrealized depreciation on open interest rate swap contracts	—	(1,963,687)	—	(1,963,687)
Total	$—	$(1,887,428)	$—	$(1,887,428)

*Other financial instruments are derivatives, such as futures, forwards and swaps.  These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table presents fair value measurements of investments, by major class, as of December 31, 2018, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$304,542,921	$304,542,921
Capital Stock	—	—	2,081,554	2,081,554
Energy Efficiency Secured Loans	—	—	551,640	551,640
Total	$—	$—	$307,176,115	$307,176,115
Other Financial Instruments*
Unrealized appreciation on open interest rate swap contracts	$—	$435,603	$—	$435,603
Unrealized depreciation on open interest rate swap contracts	—	(311,641)	—	(311,641)
Total	$—	$123,962	$—	$123,962

*Other financial instruments are derivatives, such as futures, forwards and swaps.  These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2019:

	Balance as of December 31, 2018	Net change in unrealized appreciation (depreciation) on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost(1)	Sales and Repayments of investments(2)	Balance as of March 31, 2019

Limited Liability Company Member Interests	$304,542,921	$9,269,503	$—	$32,205,714	$—	$346,018,138
Capital Stock	2,081,554	(6,558)	29,728	—	—	2,104,724
Energy Efficiency - Secured Loans	551,640	—	—	—	(32,500)	519,140
Secured Loans - Other	—	—	—	5,000,000	—	5,000,000
Total	$307,176,115	$9,262,945	$29,728	$37,205,714	$(32,500)	$353,642,002

(1) Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.

(2) Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments and foreign currency translation for the three months ended March 31, 2019 attributable to Level 3 investments still held at March 31, 2019 was $9,292,673. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the three months ended March 31, 2019.  The total net change in unrealized appreciation at fair value for the three months ended March 31, 2019 was $7,281,283.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2018:

	Balance as of December 31, 2017	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost(1)	Sales and Repayments of investments(2)	Balance as of March 31, 2018

Limited Liability Company Member Interests	$215,619,476	$1,791,157	$—	$13,882,032	$—	$231,292,665
Capital Stock	2,093,827	202,498	(38,991)	—	—	2,257,334
Energy Efficiency - Secured Loans	672,871	—	—	—	(17,000)	655,871
Secured Loans - Other	—	—	—	4,500,000	—	4,500,000
Total	$218,386,174	$1,993,655	$(38,991)	$18,382,032	$(17,000)	$238,705,870

(1) Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.

(2) Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments for the three months ended March 31, 2018 attributable to Level 3 investments and foreign currency translation still held at March 31, 2018 was $1,954,664. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the three months ended March 31, 2018. The total net change in unrealized appreciation at fair value for the three months ended March 31, 2018 was $2,452,402.

As of March 31, 2019, certain company investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of March 31, 2019:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Commercial Solar	$188,568,317	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.75%-8.5%, 0.5% annual degradation in production, 10.4- 34.7 years
Residential Solar	$43,672,498	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.25%-11%, 0.5% annual degradation in production, 12- 32.8 years
Wind	$65,560,905	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	8.25%, 0.5% annual degradation in production, 23.8- 27.5 years
Pre-Operational Assets	$47,719,453	Transaction cost	Not Applicable	Not Applicable
Other Investments	$2,651,377	Transaction cost	Not Applicable	Not Applicable
Secured Loans - Commercial Solar	$5,000,000	Yield analysis	Market yields	9%
Energy Efficiency	$969,454	Income and collateral based approach	Market yields and value of collateral	10.25%-20.4%, 0.5% , 28.8 years

As of December 31, 2018, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2018:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Commercial Solar	$147,571,531	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.75% - 8.50%, 0.50% annual degradation in production, 22.2 - 35 years
Residential Solar	$41,918,094	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.25% - 11%, 0.50% annual degradation in production, 12.2 - 33 years
Wind	$65,165,744	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	8.50%, no annual degradation in production, 24 - 27.7 years
Pre-Operational Assets	$50,235,080	Transaction cost	Not Applicable	Not Applicable
Other Investments	$1,263,620	Transaction cost	Not Applicable	Not Applicable
Energy Efficiency	$1,022,046	Income and collateral based approach	Market yields and value of collateral	10.25% - 20.40%

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

Note 5. Related Party Agreements and Transactions Agreements

The company has executed advisory and administration agreements with the advisor and Greenbacker Administration, LLC, our administrator, respectively, as well as a dealer manager agreement with the dealer manager, which entitles the advisor, certain affiliates of the advisor, and the dealer manager to specified fees upon the provision of certain services with regard to the offering of the company’s shares and the ongoing management of the company as well as reimbursement of O&O costs incurred by the advisor and the dealer manager on behalf of the company (as discussed in Note 2) and certain other operating costs incurred by the advisor on behalf of the company. As the continuous public offering was terminated on March 29, 2019, the dealer manager will no longer receive any selling commission or dealer manager fees. However, the dealer manager will continue to receive distribution fess on Class C shares until the maximum amount of commissions and dealer manager fees permitted by applicable regulation is reached. The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor and “special unit”, refers to the special unit of limited liability company interest in GREC entitling the Special Unitholder to an incentive allocation and distribution. The fees and reimbursement obligations are as follows:

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	Up to 7% of gross offering proceeds from the sale of Class A shares, up to 3% of gross offering proceeds from the sale of Class C shares and up to 6% of gross offering proceeds for the sale of Class P-A shares. No selling commission will be paid with respect to Class I and Class P-I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker-dealers.

Dealer Manager Fee — Dealer Manager	Up to 2.75% of gross offering proceeds from the sale of Class A and C shares, and up to 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager may re-allow a portion of its dealer manager fee to selected broker-dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company will pay the dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers. Commencing as of June 30, 2016, the company estimates the amount of distribution fees expected to be paid and records that liability at the time of sale.

O&O costs — Advisor	The company reimburses the advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. From the commencement of the continuous offering through March 31, 2019, approximately 3.8%, or $9,416,402, was charged against gross offering proceeds for O&O costs.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

Incentive Allocation and Distribution — Special Unitholder	The incentive distribution to which the Special Unitholder is be entitled to will be calculated and payable quarterly in arrears based on the pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means interest income, dividend and distribution income from equity investments (excluding that portion of distributions that are treated as return of capital) and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus the operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with the company’s Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes.

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

For the three months ended March 31, 2019 and March 31, 2018, the advisor earned $1,822,066 and $1,165,728, respectively, in management fees. The Consolidated Statement of Operations also reflects a $1,456,257 and a $490,480 increase in incentive allocation for the three months ended March 31, 2019 and March 31, 2018, respectively, shown as net decreases in net assets attributed to special unitholder.

As of March 31, 2019 and December 31, 2018, due to advisor on the Consolidated Statements of Assets and Liabilities in the amount of $91,546 and $19,181, respectively, are solely comprised of a payable to the advisor for reimbursable Organization and Offering Costs.

For the three months ended March 31, 2019 and March 31, 2018, the company paid $237,599 and $181,330, respectively, in dealer manager fees and $593,872 and $493,874, respectively, in selling commissions to the dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares, prior to the receipt by the company, and thus are not reflected in the company’s Consolidated Statements of Operations.

As of March 31, 2019, and December 31, 2018, the advisor owned 23,601 Class A shares.

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All loans with LED Funding LLC, an AEC Company, converted to operating leases on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of March 31, 2019, all loans and operating losses are considered current per their terms.

Note 6. Borrowings

On January 5, 2018, the company, through GREC HoldCo, entered into a credit agreement by and among the company, the company’s wholly owned subsidiary, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The credit facility (the “Credit Facility”) consists of a loan of up to the lesser of $60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allows for additional drawdowns through December 31, 2018 and is scheduled to convert to a term loan with a maturity on January 5, 2024. As of March 31, 2019, the outstanding balance is approximately $30.7 million. Financing costs of $1,657,117 related to the Credit Facility, and the previous Facility 1 and Facility 2 Term Loans, have been capitalized and are being amortized over the current term of the Credit Facility.

Interest on the Credit Facility, which bears interest at one-month LIBOR plus 2.125%, is payable on the last day of each month commencing January 31, 2018. Commitment fees on the average daily unused portion of the Credit Facility are payable at a rate per annum of 0.50% through December 31, 2018.

While principal on the Credit Facility was scheduled to be payable commencing on January 31, 2019, at a fixed amount on the last day of each month based upon an amortization period equal to the weighted average power purchase agreement (“PPA”) term less one year, the principal payments have been deferred based on an amendment to the Credit Agreement dated February 20, 2019. Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the Borrower and its subsidiaries. The company is a guarantor of the Borrower’s obligations under the Credit Facility.

In regard to the Credit Facility, the company has entered into five separate interest rate swap agreements. The first swap (“Swap 1”), effective July 29, 2016, has an initial notional amount of $4,300,000 to swap the floating rate interest payments on the original Facility 1 Term Loan for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap (“Swap 2”), with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,920,650, was used to swap the floating rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.261%. The third swap (“Swap 3”), with a trade date of January 11, 2018 and an effective date of December 31, 2018 and an initial notional amount of $29,624,945 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The fourth swap (“Swap 4”), with a trade date of February 7, 2018 and an effective date of December 31, 2018 and an initial notional amount of $4,180,063 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fifth swap (“Swap 5”), with a trade date of January 2, 2019 and an effective date of September 30, 2019 and an initial notional amount of $38,203,506 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%.

If an event of default shall occur and be continuing under the Credit Facility, the commitments under the Credit Facility may be terminated and the principal amount outstanding under the Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

The company’s outstanding debt as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019					December 31, 2018
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
Revolver	$60,000,000	$30,665,460	$30,665,460	$1,082,505	$29,582,955	$60,000,000	$30,665,460	$30,665,460	$1,138,414	$29,527,046
	$60,000,000	$30,665,460	$30,665,460	$1,082,505	$29,582,955	$60,000,000	$30,665,460	$30,665,460	$1,138,414	$29,527,046

The following table shows the components of interest expense, commitment fees related to the Credit Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the three months ended March 31, 2019 and March 31, 2018:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Credit Facility commitment fee	$10,624	$301,375
Credit Facility Loan interest	308,606	298,034
Amortization of deferred financing costs	55,909	52,578
Other*	108,994	—
Total	$484,133	$651,987
Weighted average interest rate on credit facility	4.62%	1.07%
Weighted average outstanding balance of credit facility	$30,665,460	$27,917,676

* Primarily includes financing costs of credit facility and swap interest hedged against the credit facility.

As of December 31, 2018, the weighted average interest rate on credit facility was 4.14% and the weighted average outstanding balance of the credit facility was $29,896,416.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2019	$2,519,220
2020	2,610,193
2021	2,570,228
2022	2,198,372
2023	2,209,630
Thereafter	18,557,817
$30,665,460

Note 7. Members’ Equity

General

Pursuant to the terms of the LLC Agreement, the company may issue up to 400,000,000 shares, of which 350,000,000 shares are designated as Class A, C, I, P-A and P-I shares (collectively, common shares), and 50,000,000 are designated as preferred shares and one special unit. Each class of common shares will have the same voting rights.

The following were the commissions and fees for each common share class in connection with the company’s continuous public offering pursuant to a Registration Statement on Form S-1 (File No. 333-211571) which terminated on March 29, 2019 as well as the private offering of Class P-A.

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

Class P-A: Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017 and were not offered for sale for the period through April 15, 2018. Effective April 16, 2018, Class P-A shares were again offered with a selling commission of up to 6% and a dealer manager fee of up to 2.50%. The Class P-A shares are no longer offered for sale.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of March 31, 2019:

	Shares Outstanding as of December 31, 2018	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of March 31, 2019
Class A shares	16,714,738	715,441	(81,886)	17,348,293
Class C shares	2,222,478	445,857	(2)	2,668,333
Class I shares	6,209,416	483,460	(28,859)	6,664,017
Class P-A shares	15,478	2,631	—	18,109
Class P-I shares	11,841,392	2,989,124	(31,186)	14,799,330
	37,003,502	4,636,513	(141,933)	41,498,082

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2018:

	Shares Outstanding as of December 31, 2017	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2018
Class A shares	13,857,830	3,279,887	(422,979)	16,714,738
Class C shares	1,431,999	798,080	(7,601)	2,222,478
Class I shares	4,511,832	1,757,365	(59,781)	6,209,416
Class P-A shares	—	15,478	—	15,478
Class P-I shares	3,387,568	8,469,305	(15,481)	11,841,392
	23,189,229	14,320,115	(505,842)	37,003,502

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the three months ended March 31, 2019 and March 31, 2018 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the three months ended March 31, 2019:
Proceeds from Shares Sold	$5,255,615	$3,651,717	$3,709,006	$22,875	$26,280,294	$38,919,507
Proceeds from Shares Issued through Reinvestment of Distributions	$1,039,458	$169,735	$538,393	$—	$—	$1,747,586
For the three months ended March 31, 2018:
Proceeds from Shares Sold	$5,167,140	$1,346,623	$3,721,187	$—	$6,865,814	$17,100,764
Proceeds from Shares Issued through Reinvestment of Distributions	$864,701	$105,802	$396,998	$—	$—	$1,367,501

As of March 31, 2019, and December 31, 2018, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The LLC Agreement also authorizes the board of directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit. The proceeds related to the shareholder receivable amount of $262,000 presented on the Consolidated Statements of Assets and Liabilities as of March 31, 2019 were subsequently collected on April 1, 2019.

Distribution Reinvestment Plan

The company adopted the DRP through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the company’s public offering. As of March 31, 2019, and December 31, 2018, $50,000,000 in shares were allocated for use in the DRP. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the net offering price per share, calculated consistently with the methodology used during then continuous public offering. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of March 31, 2019 and December 31, 2018, 1,903,863 and 1,703,374 shares, respectively, were issued under the DRP.

Share Repurchase Program

During the quarter ended September 30, 2015, the company commenced a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold Class A, C, I, P-A (commencing as of April 16, 2018) or P-I shares (commencing as of October 1, 2017) to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion. The share repurchase program includes numerous restrictions that will limit a shareholder’s ability to sell shares. Unless the board of directors determines otherwise, the company limits the number of shares to be repurchased during any calendar year to the number of shares the company can repurchase with the proceeds received from the sale of shares under the DRP. At the sole discretion of the board of directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares. In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the three months ended March 31, 2019, the company repurchased 81,886 Class A shares, 2 Class C shares, 28,859 Class I shares, and 31,186 Class P-I shares at a total purchase price of $711,343, $24, $250,700, and $273,217, respectively, pursuant to the company’s share repurchase program. For the three months ended March 31, 2018, the company repurchased 50,389 Class A shares, 3,064 Class C shares, 17,001 Class I and 9,743 Class P-I shares at a total purchase of $444,735, $26,247, $149,863 and $85,837, respectively, pursuant to the company’s share repurchase program.

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

		Class of Share
Distribution Period		A	C	I	P-A	P-I
1-Nov-15	31-Jan-16	$0.00164780	$0.00164780	$0.00164780	—	—
1-Feb-16	30-Apr-16	$0.00165510	$0.00165510	$0.00165510	—	—
1-May-16	31-Jul-16	$0.00166170	$0.00166170	$0.00166170	$0.00158260	$0.00158260
1-Aug-16	31-Oct-16	$0.00167660	$0.00167660	$0.00167660	$0.00159680	$0.00159680
1-Nov-16	31-Jan-17	$0.00168560	$0.00164020	$0.00168560	$0.00160360	$0.00160360
1-Feb-17	31-Apr-17	$0.00168070	$0.00163500	$0.00168070	$0.00159520	$0.00159520
1-May-17	31-Jul-17	$0.00167100	$0.00162730	$0.00167100	$0.00159520	$0.00158280
1-Aug-17	31-Oct-17	$0.00166900	$0.00162650	$0.00166900	—	$0.00159010
1-Nov-17	31-Jan-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-Feb-18	30-Apr-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-May-18	31-Jul-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-Aug-18	31-Oct-18	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Nov-18	31-Jan-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Feb-19	31-Mar-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280

The following table reflects the distributions declared during the three months ended March 31, 2019:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2019	$1,317,325	$583,571	$1,900,896
March 1, 2019	1,247,614	552,615	1,800,229
April 1, 2019	1,452,585	611,400	2,063,985
Total	$4,017,524	$1,747,586	$5,765,110

The following table reflects the distributions declared during the three months ended March 31, 2018:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2018	$728,738	$464,821	$1,193,559
March 1, 2018	682,038	428,310	1,110,348
April 2, 2018	790,925	474,370	1,265,295
Total	$2,201,701	$1,367,501	$3,569,202

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Cash from operations	$—	$2,122,078
Offering proceeds	3,825,718	—
Total Cash Distributions	$3,825,718	$2,122,078

All distributions paid for the three months ended March 31, 2019 are expected to be reported as a return of capital to equityholders for tax reporting purposes and all distributions paid for the three months ended March 31, 2018 were reported as a return of capital to equityholders for tax purposes.

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until a minimum of $250,000,000 in net assets is reached, the portfolio is leveraged by at least 33% as well as being fully invested in operating assets.

Note 9. Commitments and Contingencies

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of March 31, 2019, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to various project loan agreements between the operating entities of the company, subsidiary holding companies and various lenders, the operating entities and the subsidiary holding companies have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from March 2021 through March 2032. Pursuant to a credit agreement between GREC Holdco and a financial institution, Holdco has pledged all solar operating assets as well as all membership interests in operating subsidiaries owned by GREC Holdco as collateral for the loan. GREC and the company have provided an unsecured guaranty (“Guarantors”) on the outstanding principal of certain subsidiary loans, which is approximately $70,118,083, as of March 31, 2019. The Guarantors would only have to perform under the guarantee if the cash flow or the liquidation of collateral at the operating entities or subsidiary holding companies was inadequate to fully liquidate the remaining loan balance.

Investment in to be constructed assets: Pursuant to various engineering, procurement and construction contracts to which six operating entities of the company are individually a party, the operating entities, and indirectly the company, has committed and outstanding balance of approximately $43.2 million to complete construction of the facilities. Based upon current construction schedules, the expectation is these commitments will be fulfilled in 2019.

Unsecured guarantee of subsidiary renewable energy credit (“REC”) forward contracts: For the majority of the forward REC contracts currently effective as of March 31, 2019 where a subsidiary of the company is the principal, the company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is approximately $738,250 as of March 31, 2019.

See Note 1 — Organization and Operations of the Company and Note 5 — Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the three months ended March 31, 2019.

	For the three months ended March 31, 2019
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.54	$8.34	$8.54	$8.55	$8.76
Net investment loss(3)	(0.02)	(0.02)	(0.02)	(0.02)	(0.02)
Net realized and unrealized gain/(loss) on investments, net of incentive allocation to special unitholder	0.18	0.18	0.18	0.18	0.18
Change in translation of assets and liabilities denominated in foreign currencies (4)	—	—	—	—	—
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.02)	(0.02)	(0.02)	(0.02)	(0.02)
Net increase in net assets attributed to common equityholders	0.14	0.14	0.14	0.14	0.14
Shareholder distributions:
Distributions from net investment income	—	—	—	—	—
Distributions from offering proceeds	(0.15)	(0.15)	(0.15)	(0.15)	(0.14)
Offering costs and deferred sales commissions	(0.01)	(0.04)	(0.01)	—	—
Other(2)	(0.02)	0.03	(0.02)	(0.02)	—
Net decrease in members’ equity attributed to common shares	(0.18)	(0.16)	(0.18)	(0.17)	(0.14)
Net asset value for common shares at end of period	$8.50	$8.32	$8.50	$8.52	$8.76
Common shareholders’ equity at end of period	$147,458,709	$22,208,298	$56,643,455	$154,375	$129,600,772
Common shares outstanding at end of period	17,348,293	2,668,333	6,664,017	18,109	14,799,330

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	1.24%	1.48%	1.24%	1.34%	1.63%
Ratio of net investment loss to average net assets	-0.97%	-0.99%	-0.97%	-0.97%	-0.94%
Ratio of operating expenses to average net assets	4.15%	4.24%	4.15%	4.14%	4.04%
Portfolio turnover rate	0.01%	0.01%	0.01%	0.01%	0.01%

(1) The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the period ended March 31, 2019, which were 17,183,282, 2,497,557, 6,526,709, 17,024 and 13,286,831, respectively.

(2) Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

(3) Does not reflect any incentive fees that may be payable to the Special Unitholder.

(4) Amount is less than $0.01 per share.

 The following is a schedule of financial highlights of the company attributed to Class A, C, I and P-I shares for the three months ended March 31, 2018.

	For the three months ended March 31, 2018
	Class A Shares	Class C Shares	Class I Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.68	$8.42	$8.68	$8.81
Net investment income(3)	0.13	0.13	0.13	0.13
Net realized and unrealized gain on investments, net of incentive allocation to special unitholder	0.10	0.10	0.10	0.10
Change in translation of assets and liabilities denominated in foreign currencies (4)	—	—	—	—
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.05)	(0.05)	(0.05)	(0.05)
Net increase in net assets attributed to common equityholders	0.18	0.18	0.18	0.18
Shareholder distributions:
Distributions from net investment income	(0.12)	(0.12)	(0.12)	(0.12)
Distributions from offering proceeds	(0.03)	(0.03)	(0.03)	(0.03)
Offering costs and deferred sales commissions	—	(0.02)	(0.01)	—
Other(2)	(0.01)	0.02	—	—
Net decrease in members’ equity attributed to common shares	(0.16)	(0.15)	(0.16)	(0.15)
Net asset value for common shares at end of period	$8.70	$8.45	$8.70	$8.84
Common shareholders’ equity at end of period	$126,019,875	$13,505,524	$43,153,704	$36,782,214
Common shares outstanding at end of period	14,491,912	1,598,485	4,962,548	4,160,546

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	1.95%	2.09%	1.95%	1.98%
Ratio of net investment loss to average net assets	6.74%	6.95%	6.74%	6.63%
Ratio of operating expenses to average net assets	4.47%	4.61%	4.47%	4.40%
Portfolio turnover rate	0.01%	0.01%	0.01%	0.01%

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

Note 11. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2019 (unaudited), except as noted below.

The company announced on April 25, 2019, the purchase Eagle Valley Clean Energy, LLC (“EVCE”), a 12 megawatt (AC) biomass project located in Gypsum, Colorado. EVCE generates electricity from wood biomass products and sells 100% of energy generated to Holy Cross Energy, a non-profit rural electric cooperative that provides electricity to just over 55,000 members in western Colorado.

The company signed an amendment to the SE Solar Loan on April 19, 2019 to extend the term to May 15, 2019.

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

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the three months ended March 31, 2019 and the year ended December 31, 2018.

	For the three months ended March 31, 2019	For the year ended December 31, 2018
Investment grade:
Utility	71.7%	71.1%
Municipality	8.2	6.1
Corporation	0.2	0.6
Subtotal investment grade	80.1%	77.8%

Non-investment grade or no rating:
Utility	0.3%	0.2%
Municipality	2.9	2.7
Residential	14.4	17.8
Corporation	2.3	1.5
Subtotal non-investment grade or no rating	19.9%	22.2%

Total	100.0%	100.0%

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

The table below sets forth the company’s investments in alternative energy generation portfolios as of March 31, 2019.

	Acquisition Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Conic Portfolio	First quarter 2018, Second quarter 2018, Fourth quarter 2018	Commercial Solar	Colorado, North Carolina	Managing member, majority equity owner	$44,478,554	Commercial ground and roof mounted photovoltaic systems	36.93
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015, Second quarter 2018, First quarter 2019	Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$39,059,190	Commercial ground and roof mounted photovoltaic systems	32.49
Foresight Solar Portfolio	Fourth quarter 2017	Commercial Solar	California, Colorado	Managing member, majority equity owner	$13,700,000	Commercial ground and roof mounted photovoltaic systems	10.07
Golden Horizons Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	100% equity ownership	$9,400,000	Commercial ground and roof mounted photovoltaic systems	7.79
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Commercial Solar	Vermont	100% equity ownership	$17,582,823	Commercial ground and roof mounted photovoltaic systems	7.39
Magnolia Sun Portfolio	Third quarter 2015, Third quarter 2016	Commercial Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted photovoltaic systems	5.30
Midway III Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	Managing member, majority equity owner	$9,848,905	Commercial ground and roof mounted photovoltaic systems	26.00
Raleigh Portfolio	Third quarter 2017	Commercial Solar	North Carolina	Managing member, majority equity owner	$20,822,198	Commercial ground and roof mounted photovoltaic systems	27.83
Six States Solar Portfolio	Fourth quarter 2015, Second quarter 2016, Third quarter 2017, Second quarter 2018	Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% equity ownership	$12,470,306	Ground and roof mounted solar systems	12.97
Sunny Mountain Portfolio	Third quarter 2014	Commercial Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.80
Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Residential Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	0.56
Enfinity Colorado DHA Portfolio	First quarter 2017	Residential Solar	Colorado	100% equity ownership	$1,450,000	Residential rooftop mounted solar photovoltaic systems	2.51
Greenbacker Residential Solar Portfolio	Third quarter 2016, First quarter 2017, Second quarter 2017	Residential Solar	Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	100% equity ownership or managing member, majority equity owner	$28,100,000	Residential rooftop mounted solar photovoltaic systems	18.56
Greenbacker Residential Solar Portfolio II	Second quarter 2017	Residential Solar	Arizona, California, Connecticut, Maryland, Massachusetts, Nevada, New Jersey and New York	Managing member, majority equity owner	$6,400,000	Residential rooftop mounted solar photovoltaic systems	10.22
Greenbacker Wind Portfolio - California	Fourth quarter 2017	Wind	California	100% equity ownership	$9,500,000	Operating wind power facilities	6.00
Greenbacker Wind Portfolio - Idaho	Second quarter 2017	Wind	Idaho	100% equity ownership	$7,320,000	Operating wind power facilities	10.50
Greenbacker Wind Portfolio - Montana	Fourth quarter 2015, Fourth quarter 2016	Wind	Montana	Managing member, equity owner	$22,249,487	Operating wind power facilities	35.00
Greenbacker Wind Portfolio - Vermont	Fourth quarter 2017	Wind	Vermont	100% equity ownership	$24,917,193	Operating wind power facilities	10.00
Omni Portfolio	First Quarter 2019	Pre-Operational Assets	California, New Jersey, Maryland	100% equity ownership	$8,290,495	Commercial ground and roof mounted photovoltaic systems	21.16
Phoenix Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	Maryland, Pennsylvania, New Jersey	100% equity ownership	$15,577,251	Commercial ground and roof mounted photovoltaic systems	10.89
SE Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	North Carolina	100% equity ownership	$7,178,207	Commercial ground and roof mounted photovoltaic systems	21.79
Turquoise Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	Nevada	100% equity ownership	$16,173,500	Commercial ground and roof mounted photovoltaic systems	60.65
Other Portfolios	Third quarter 2018 Fourth quarter 2018	Other Investments ****	California, Colorado, & North Carolina	100% equity ownership	$1,755,244	Commercial ground and roof mounted photovoltaic systems & Biomass facility	N/A
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency	Puerto Rico	Capital lease	$432,392	Energy efficiency LED lighting	N/A
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency	Pennsylvania	Secured loan	$519,140	Energy efficiency LED lighting	N/A
SE Solar Loan	First quarter 2019	Secured Loan	North Carolina	Secured Loan	$5,000,000		N/A

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

Pursuant to the now-terminated Registration Statement on Form S-1 (File No. 333-211571), we offered on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests, consisting of up to $800,000,000 of shares in the primary offering and up to $200,000,000 of shares pursuant to the Distribution Reinvestment Plan (the “DRP”). The primary offering was terminated on March 29, 2019. SC Distributors, LLC was the dealer manager for the primary offering. The company’s initial offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) terminated on February 7, 2017.

After the finalization of the March 31, 2019 net asset value, the current offering price of the Class P-I shares is $8.760 per share.

As of March 31, 2019, and December 31, 2018, through initial purchases of shares and participation in the DRP program, our advisor owned 23,601 shares.

As of March 31, 2019, we had received subscriptions for and issued 42,955,678 of our shares (including shares issued under the DRP) for gross proceeds of $401,952,037 (before dealer-manager fees of $4,313,081 and selling commissions of $14,190,454 for net proceeds of $383,448,502). As of December 31, 2018, we had received subscriptions for and issued 38,319,164 of our shares (including shares issued under the DRP) for gross proceeds of $360,420,438 (before dealer-manager fees of $4,075,482 and selling commissions of $13,596,582 for net proceeds of $342,748,374).

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

Opportunities in Solar Power Today

We believe that the greatest opportunity exists within the Small Utility Scale segment of the market where the company can buy assets with similar commercial attributes to the Large Utility Scale projects (Investment Grade off-taker, same equipment and warrantees, same operations and maintenance service provider, etc.) but where returns are higher. In our view, there is a significant opportunity to aggregate portfolios of high-quality Small Utility Scale projects working with experienced developers looking for a reliable and sustainable source of capital to increase the certainty of them closing transactions. As a result, we have been focusing on building relationships with respected developers with a view to acquiring pipelines of projects rather than one-off deals. By working closely with developers to efficiently close their transactions, we are seeking to create a sustainable competitive advantage which will lead to recurring and consistent deal flow. Recently, we have been working with developers of residential rooftop solar assets as we believe a significant opportunity exists to securitize residential solar assets once significant scale is achieved resulting in increased value and return. Importantly our strategy is differentiated from the developer/owner operators mentioned above because we do not ever seek to compete with the developers but rather to work in lock-step with them so that they can achieve sustainable development profits and we have access to pipelines of transactions, which align with our current investment strategy and focus.

Current Competition in the Alternative Energy — Wind Marketplace

The financing market for wind investments continues to be robust in the United States, although it has slowed somewhat due to the expiration of the PTC. Still, wind power is on track to surpass hydropower as the U.S. grid’s largest source of renewable electricity in 2019, according to EIA data.

●	Wind additions will bring installed capacity from 96 gigawatts to 107 gigawatts by the end of the year, with another 7 gigawatts coming in 2020, the EIA forecasts.

●	Renewable portfolio standards are expected to continue to drive development in the wind sector particularly in the Northeast U.S. and California.

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

Pre-operational assets. The increasing amount of pre-operational assets in our portfolio is a major factor in our revenue and NAV. The amount of cash invested in these pre-operational assets will depress investment income until the asset reaches commercial operation date and commences regular distributions to the company. We believe these assets, once operational, will provide returns consistent with the company’s investment strategy.

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

Market conditions. We believe that demand for alternative forms of energy from traditional fossil-fuel energy will continue to grow as countries seek to reduce their dependence on outside sources of energy and as the political and social climate continues to demand social responsibility on environmental matters. Notwithstanding this growing demand, we believe that a significant shortage of capital currently exists in the market to satisfy the demands of the renewable energy sector in the United States and around the world, particularly with respect to small and mid-sized projects and businesses that are newly developed. Many of the traditional sources of equity capital for the renewable energy marketplace were attracted to renewable energy projects based on their ability to utilize ITCs and tax deductions. We believe that due to changes in their taxable income profiles that have made these tax incentives less valuable, these traditional sources of equity capital have withdrawn from the market. In addition, much of the capital that is available is focused on larger projects that have long-term off-take contracts in place and does not allow project owners to take any “merchant” or investment risk with respect to RECs. We believe many project developers are not finding or are encountering delays in accessing capital for their projects. As a result, we believe a significant opportunity exists for us to provide new forms of capital to meet this demand.

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

Generally speaking, the policy changes that have occurred over the past decade at the U.S. Environmental Protection Agency and U.S. Department of Energy have been very positive for renewables with stronger emission regulations and other mandates improving the case for renewable energy assets. While the current U.S. administration has indicated greater support for traditional sources of energy and the potential reduction in support for alternative energy production, we believe that any changes enacted by the current U.S. administration will not have a material impact on our operations. In addition, in 2018, the U.S. imposed tariffs on photovoltaic (“PV”) panels imported to the U.S. that could have an impact on overall U.S. demand.

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

Dividend income is recorded (1) on the ex-dividend date for publicly issued securities and (2) when received from private investments. The timing and amount of dividend income is determined on at least a quarterly basis by GREC. This process includes an analysis at the individual SPV level based on cash available from operations and working capital ratios needed for the SPVs daily operations. Dividend income from our privately held, equity investments are recognized when approved. Dividends received from the company’s private investments, which generally reflect net cash flow from operations, are declared, accrued and paid on a quarterly basis at a minimum. The proceeds related to the dividend receivable amount of $100,000 presented on the Consolidated Statements of Assets and Liabilities as of March 31, 2019 were subsequently collected by April 1, 2019.

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

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. As of March 31, 2019, and December 31, 2018, the company recorded a liability for deferred sales commissions in the amount of $185,557 and $191,706, respectively.

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

Portfolio and Investment Activity

As of March 31, 2019, the company invested in numerous solar, wind, biomass, and energy efficiency projects included in 27 investment portfolios, as well as two secured loans, as follows:

Conic Portfolio

Colorado CSG is included within the Conic portfolio, consists of 13 operational community solar projects located in Colorado with a combined generating capacity of approximately 25.2MW. The Projects are part of Xcel Energy’s Community Solar Garden (“CSG”) program.

Sun Farm V & VI is also included within the Conic Portfolio and consists of two (2) operating solar PV systems, 6.959MW Sun Farm V and 6.984MW Sun Farm VI, located in Perquimans County, North Carolina. The projects were placed in service in the fourth quarter of 2018 and sell power to large utility company through a 15-year fixed price PPA.

East to West Solar Portfolio

The company owns 9.789 MWs of operating solar power facilities located on 13 sites in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina (the “East to West Solar Portfolio”). The East to West Solar Portfolio consists of ground and roof mounted solar systems (each, a “System”) located on municipal and commercial properties as follows:

1.	Denver International Airport – The Denver International Airport System has a generation capacity of 1,587.6 kW and is located in Denver, Colorado. The System sells power directly to the City and County of Denver Department of Aviation, under a 25-year variable rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year contract.

2.	Progress Energy I – The Progress Energy I System has a generation capacity of 2,479.0 Kw and is located in Laurinburg, North Carolina. The system sells power directly to the local utility Duke Energy (Progress Energy) under a 20-year fixed rate PPA.

3.	Progress Energy II – The Progress Energy II System has a generation capacity of 2,499.2 Kw and is located in Laurinburg, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy under a 15-year fixed rate PPA and also sells RECs to the same off-taker under a 15-year contract.

4.	SunSense I – The SunSense I System has a generation capacity of 500.0 Kw and is located in Raleigh, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc., under a 20-year fixed rate PPA.

5.	SunSense II – The SunSense II System has a generation capacity of 497.0 Kw and is located in Clayton, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc., under a 20-year fixed rate PPA.

6.	SunSense III – The SunSense III System has a generation capacity of 497.0 Kw and is located in Fletcher, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc. under a 20-year fixed rate PPA.

7.	NIPSCO III – The NIPSCO “Turtle Top” System has a generation capacity of 375.2 Kw and is located in New Paris, Indiana. The system sells power directly to the local utility, Northern Indiana Public Service Company (NIPSCO), under a 15-year escalating fixed rate PPA.

8.	OUC I – The OUC I System has a generation capacity of 417.0 Kw and is located in Orlando, Florida. The system sells power directly to the local utility, Orlando Utilities Commission, under a 25-year fixed rate PPA.

9.	KIUC – The KIUC System has a generation capacity of 383.0 kW and is located in Koloa, Hawaii. The system sells power directly to the local utility, the Kauai Island Utility Cooperative, under a 20-year fixed rate PPA.

10.	TJ Maxx – The TJ Maxx System has a generation capacity of 249.9 kW and is located in Bloomfield, Connecticut. The system sells power directly to the H.G. Conn. Realty Corp under a 15-year escalating fixed rate PPA.

11.	Denver Public Schools (Green Valley) – The Green Valley System has a generation capacity of 101.2 kW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating fixed rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year fixed rate contract.

12.	Denver Public Schools (Rachel B. Noel) – The Rachel B. Noel System has a generation capacity of 101.2 kW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating fixed rate PPA. The System also sells SRECs to the local utility, Xcel Energy, under a 20-year fixed rate contract.

13.	Denver Public Schools (Greenwood) – The Greenwood System has a generation capacity of 101.2 kW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating fixed rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year fixed rate contract.

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

In addition, the company owns Phelps 158 Solar Farm, LLC a solar photovoltaic system with capacity of approximately 6.743 MW located in Conway, North Carolina. Phelps 158 Solar Farm, LLC is included in the East to West Solar Portfolio.

Lastly, the company signed an agreement to purchase the managing member interest for a 6.3 megawatt (MW) portfolio of two utility scale solar projects (“Rockville Portfolio”). The Rockville Portfolio projects have been operating since 2014. The Projects consists of 3.1 MW site ground-mounted project and a 3.2 MW roof-mounted project, both located in Indianapolis, Indiana. The projects are contracted for 15 years through PPAs with Indianapolis Power & Light.

Foresight Solar Portfolio

The Foresight Solar Portfolio is a 10 MW portfolio of operating solar projects located in California and Colorado. The portfolio consists of six operating ground mount systems between 0.5 MW and 2 MW which have been operational for an average of three years.

Golden Horizons Portfolio

The Golden Horizons Portfolio consists of two operating solar photovoltaic PV systems comprising 7.7 MW located in North Palm Springs, California. The projects were placed in service throughout 2011 and sell power to California utility through a 20-year PPA.

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

Raleigh Portfolio

The Raleigh Portfolio consists of five operating solar PV systems located in eastern North Carolina with total generation capacity of 27.8 MW. The systems are generally described as follows:

1.	Faison — This system has generation capacity of 2.3 MW and is located in Faison, North Carolina. The system sells power to Duke Energy Progress, Inc. under a fifteen (15) year PPA which commenced in 2015.

2.	Four Oaks — This system has generation capacity of 6.5 MW and is located in Four Oaks, North Carolina. The system sells power to Duke Energy Progress, Inc. under a fifteen (15) year PPA which commenced in 2015.

3.	Nitro — This system has generation capacity of 6.22 MW and is located in Smithfield, North Carolina. The system sells power to Duke Energy Progress, Inc. under a fifteen (15) year PPA which commenced in 2015.

4.	Sarah — This system has generation capacity of 6.04 MW and is located in Louisburg, North Carolina. The system sells power to Duke Energy Progress, Inc. under a fifteen (15) year PPA which commenced in 2015.

5.	Princeton — This system has generation capacity of 6.50 MW and is located in Princeton, North Carolina. The system sells power to Duke Energy Progress, Inc. under a fifteen (15) year PPA which commenced in 2015.

Six States Solar Portfolio

The company previously leased 12.973 MW of operating solar power facilities located on 27 sites in the states of Arizona, California, Colorado, Connecticut, Indiana, and North Carolina under a master lease agreement. During the remaining term of the lease, which is approximately 17 years, there is the potential for the company to purchase these assets directly upon agreement and consent of the parties, with over 82% of the contracted revenues from investment grade counterparties. During June 2018 the company acquired twelve solar systems comprising 4.55 MW that were previously leased. The Six States Solar Portfolio now consists of these 13 facilities plus the remaining fourteen facilities that continue to be leased along with the Floyd Road project noted below.

The owned Six States Solar Portfolio (the owned “SSS Portfolio”) consists of ground and roof mounted solar units located on municipal and commercial properties generally described as follows:

1.	The Town of Newington — Newington Public Schools - Newington Public Schools (“Newington”). The Newington system has generation capacity of 180 kW and is located in the Town of Newington, CT. The system sells power to the Town of Newington, which encompasses seven schools that serve approximately 4,200 students from kindergarten through 12th grade, which are accredited by the New England Association of Schools & Colleges.

2.	Regional School Department — Northwestern Regional School District #7 — Northwestern Regional School District (“Northwestern”). The Northwestern system has generation capacity of 445.51 kW and is located in Winsted, Connecticut. The system sells power to the Northwestern Regional School District which serves the total Regional Community with emphasis on middle school and high school students.

3.	City of Winters — The City of Winters (“Winters”). The Winters system has generation capacity of 251 kW and is located in Winters, California. The system sells power to the City of Winters which is part of the Sacramento-Arden-Arcade-Yuba City, California-Nevada region.

4.	Adams State College — Adams State College (“Adams”). The Adams system has generation capacity of 299.52 kW and is located in Alamosa, CO. The system sells power to Adams State College, a state-supported liberal arts university established in 1921. Additionally, RECs are sold to the local utility, Xcel Energy

5.	Sacramento County Water Agency — Sacramento County Water Agency (“SCWA”). The SCWA system has generation capacity of 921.2 kW and is located in Sacramento, California. The system sells power to the Sacramento County Waste Authority (“SCWA”) which was established in 1952 with the passage of the Sacramento County Water Agency Act and a commitment to providing safe and reliable drinking water to over 55,000 homes and businesses. Additionally, performance-based incentives are sold to the Sacramento Municipality Utility District (“SMUD”).

6.	Tanque Verde School District — Tanque Verde School District (“TVSD”). The TVSD system is comprised of four systems located in Tucson, AZ with a total generation capacity of 1.51 MW. The systems sell power to the TVSD, which encompasses four schools. Additionally, RECs are sold to the local utility, Tuscan Electric Power.

7.	Northern Indiana Public Service Company — Northern Indiana Public Service Company (“NIPSCO”). The NIPSCO system comprised of three systems located in Goshen, Milford, and Topeka, Indiana with a total generation capacity of 1.32 MW. The systems sell power to NIPSCO, Indiana’s largest natural gas distributor and second-largest distributor of electricity serving more than one million customers.

The leased Six States Solar Portfolio consists of approximately 8.423 MW of ground and roof mounted solar units located on municipal and commercial properties generally described as follows:

1.	South Adams County Water and Sanitation District — The South Adams County Water and Sanitation District (“South Adams”). The South Adams system has generation capacity of 165 kW and is located in Commerce City, CO. The system sells power under a long-term PPA to the South Adams County Water and Sanitation District, formed in 1953 under the State of Colorado Special District provisions to serve nearly 50,000 customers. Additionally, RECs are sold to the local utility, Xcel Energy.

2.	Floyd Road Solar Portfolio — The Floyd Road Solar Portfolio (“Floyd Road”) – The Floyd Road system has generation capacity of 6.75 MW and is located in Gaston, NC. The system sells power directly to the local utility, Dominion Energy, under a 15-year PPA. Additionally, RECs are sold to a third-party. The system achieved commercial operation in the second quarter of 2017. On July 14, 2017, the company sold Floyd Road for approximately $11,400,000 and leased the facility back for a period of 24 years. De Lage Landen Financial Services was the sale/leaseback entity.

3.	Denver Public Schools — Denver Public Schools (“DPS”). The DPS system is comprised of 13 systems located in Denver, CO with a total generation capacity of 1.49 MW. The systems sell power to DPS, which encompasses 185 schools that serve 90,150 students. Additionally, RECs are sold to the local utility, Xcel Energy.

Sunny Mountain Portfolio

The residential portion of the Sunny Mountain portfolio is comprised of twelve systems located across eight towns in Colorado with a total generation capacity of 76.49 kW while the commercial portion of the portfolio is comprised of nine systems located in Boulder and Broomfield, CO with a total generation capacity of 736.6 kW. The systems sell power to various commercial and municipal off-takers under long-term PPAs.

With the inclusion of owned and leased assets, the company operates approximately 163.44 MW of operating commercial solar power facilities throughout the United States as of March 30, 2019.

Canadian Northern Lights Portfolio

The company owns a portfolio of 79 rooftop solar photovoltaic systems located within a 60-mile radius of Toronto, Ontario, Canada with a combined generation capacity of approximately 581.4 kW. The company sold one of the locations in June 2017. Standardized lease agreements are in place and the systems sell power directly to the local utility, Ontario Power Authority (“OPA”) under their microFIT solar program at a fixed rate.

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

Greenbacker Residential Solar Portfolio

The Greenbacker Residential Solar Portfolio consists of an 18.307 MW portfolio of approximately 2,350 residential rooftop solar systems located across 8 states including Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York. The energy generated by the systems has been sold under a mix of 20-year PPAs and operating leases to the various residential customers who on average have above average FICO Score Ratings. These systems were originally purchased from OneRoof Energy Inc. (“ORE”) and certain direct and indirect subsidiaries in 2016 and 2017.

Greenbacker Residential Solar II Portfolio

The Greenbacker Residental Solar II Portfolio consists of a 10.2 MW portfolio of approximately 1,350 residential rooftop solar systems located across 8 states including Arizona, California, Connecticut, Massachusetts, Maryland, Nevada, New Jersey and New York. The energy generated by the systems has been sold under 20-year PPAs. These systems were originally purchased from a subsidiary of TERP and certain direct and indirect subsidiaries in 2017.

The company operates approximately 31.89 MW of operating residential solar power facilities throughout the United States and Canada as of March 30, 2019.

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

Greenbacker Wind — Vermont Portfolio

Georgia Mountain Community Wind, purchased in December 2017, is a 10 MW project located in Mendon, Vermont that sells power directly to the City of Burlington Electric Department under a 25-year escalating fixed-rate PPA. The project consists of four 2.5 MW Goldwind turbines. The project was originally placed in service in the fourth quarter of 2012.

The company currently operates approximately 61.5 MW of operating wind power facilities throughout the United States.

Omni Portfolio

 The company purchased the rights to a 21.3 MW to-be-constructed solar portfolio located in California, New Jersey and Maryland. The Omni Portfolio started construction in Q1 2019 and is expected to achieve commercial operations in Q3 2019 or Q1 2020.

Phoenix Solar Portfolio

The company purchased the rights to a 10.8 MW portfolio of two solar projects (“Project Blue Star” and “Project Phoenix”, collectively the “Phoenix Solar Portfolio”). The Phoenix Solar Portfolio projects, which are located in Kent County and Prince Georges County, Maryland, are expected to reach commercial operation by June 2019.

In addition, the company purchased the rights to a 5.6 MW project in New Jersey and a 3.8MW project in Pennsylvania. The two new projects will be included in the Phoenix Solar Portfolio, and are located in Logan Township, New Jersey and Northampton County, Pennsylvania respectively. They are expected to reach commercial operation by August and September 2019 respectively.

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

The company purchased Turquoise Nevada LLC (“Turquoise Solar”), a to-be-constructed 60.65-MW solar project located in Washoe County, NV. Turquoise Solar is estimated to start construction during 2019 and achieve commercial operations in Q2 2020. Once operational, Turquoise Nevada will sell 100% of generated electricity through a 25-year fixed-price PPA with a large regulated utility.

The company has under contract approximately 124 MW of pre-operational assets related to future commercial solar power facilities throughout the United States that are expected to become operational in 2019 and 2020.

Other

EVCE BioMass Portfolio- The EVCE Biomass Portfolio is currently comprised of acquisition costs and to-be-acquired working capital related to a 12MW biomass facility under a letter of intent in Colorado.

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

SE Solar Loan

In February 2019, the company entered into a short-term secured loan agreement with SunEnergy1, LLC. The loan bears an interest rate of 9%.

Investment Summary

The following table presents the gross purchases of new investments or the gross funding of additional capital for existing investments for the three months ended March 31, 2019 and March 31, 2018:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Commercial Solar
Conic Portfolio	$7,750,000	$—
East to West Solar Portfolio	1,950,000	6,675,000
Foresight Solar Portfolio	150,000	674,504
Green Maple Portfolio	—	4,507,823
Midway III Solar Portfolio	100,000	7,116,658
Residential Solar
Enfinity Colorado DHA Portfolio	50,000	—
Wind
Greenbacker Wind Portfolio - Montana	540,000	—
Pre-Operational Assets
Colorado CSG Solar Portfolio	—	90,000
Omni Portfolio	8,015,699	—
Phoenix Solar Portfolio	5,610,777	—
Turquoise Solar Portfolio	10,296,312	—
Other Portfolios	782,028	—
Energy Efficiency
GREC Energy Efficiency Portfolio	—	1,500
Secured Loans - Commercial Solar
SE Solar Loan	5,000,000	—
	$40,244,816	$19,065,485

The composition of the company’s investments as of March 31, 2019, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Commercial Solar:
Conic Portfolio	$44,478,554	$48,720,517	13.9%
East to West Solar Portfolio	39,059,190	38,742,471	11.0
Foresight Solar Portfolio	13,700,000	14,858,767	4.2
Golden Horizons Solar Portfolio	9,400,000	14,718,986	4.2
Green Maple Portfolio	17,582,823	16,375,999	4.6
Magnolia Sun Portfolio	10,775,000	8,462,336	2.4
Midway III Solar Portfolio	9,848,905	11,299,894	3.2
Raleigh Portfolio	20,822,198	21,724,229	6.1
Six States Solar Portfolio	12,470,306	12,528,838	3.5
Sunny Mountain Portfolio	884,578	1,136,280	0.3
Subtotal	$179,021,554	$188,568,317	53.4%
Residential Solar:
Canadian Mountain Portfolio	$1,603,136	$2,104,724	0.6
Enfinity Colorado DHA Portfolio	1,450,000	2,356,727	0.7
Greenbacker Residential Solar Portfolio	28,100,000	28,332,235	7.9
Greenbacker Residential Solar Portfolio II	6,400,000	10,878,811	3.1
Subtotal	$37,553,136	$43,672,497	12.3%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$8,265,146	2.3
Greenbacker Wind Portfolio - Idaho	7,320,000	6,327,127	1.8
Greenbacker Wind Portfolio - Montana	22,249,487	21,694,456	6.1
Greenbacker Wind Portfolio - Vermont	24,917,193	29,274,176	8.3
Subtotal	$63,986,680	$65,560,905	18.5%
Pre-Operational Assets:
Omni Portfolio	$8,290,495	$8,290,495	2.3
Phoenix Solar Portfolio	15,577,251	15,577,251	4.5
SE Solar Portfolio	7,178,207	7,178,207	2.0
Turquoise Solar Portfolio	16,173,500	16,173,500	4.6
Subtotal	$47,219,453	$47,219,453	13.4%
Other Investments:
Other Portfolios	$1,755,244	$2,651,377	0.7
Subtotal	$1,755,244	$2,651,377	0.7%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$432,392	$450,313	0.1
Renew AEC One, LLC	519,140	519,140	0.2
Subtotal	$951,532	$969,453	0.3%
Secured Loans - Commercial Solar:
SE Solar Loan	$5,000,000	$5,000,000	1.4
Subtotal	$5,000,000	$5,000,000	1.4%
Total	$335,487,599	$353,642,002	100.0%

The composition of the company’s investments as of December 31, 2018, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Commercial Solar:
East to West Solar Portfolio	$37,079,887	$33,665,088	10.9%
Foresight Solar Portfolio	13,650,000	14,357,201	4.7
Golden Horizons Solar Portfolio	9,400,000	14,445,071	4.7
Green Maple Portfolio	17,582,823	16,066,837	5.2
Magnolia Sun Portfolio	10,775,000	8,258,786	2.7
Midway III Solar Portfolio	11,552,904	13,265,608	4.3
Raleigh Portfolio	20,822,198	21,358,997	7.0
Six States Solar Portfolio	12,470,306	13,440,025	4.4
Sun Farm Portfolio	10,514,960	11,606,877	3.8
Sunny Mountain Portfolio	884,578	1,107,041	0.4
Subtotal	$144,732,656	$147,571,531	48.1%
Residential Solar:
Canadian Mountain Portfolio	$1,603,136	$2,081,554	0.6
Enfinity Colorado DHA Portfolio	1,400,000	1,700,728	0.6
Greenbacker Residential Solar Portfolio	28,100,000	27,372,253	8.9
Greenbacker Residential Solar Portfolio II	6,400,000	10,763,559	3.5
Subtotal	$37,503,136	$41,918,094	13.6%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$8,070,745	2.6
Greenbacker Wind Portfolio - Idaho	7,320,000	6,385,631	2.1
Greenbacker Wind Portfolio - Montana	21,709,487	21,956,868	7.1
Greenbacker Wind Portfolio - Vermont	24,917,193	28,752,500	9.4
Subtotal	$63,446,680	$65,165,744	21.2%
Pre-Operational Assets:
Colorado CSG Solar Portfolio	$27,333,205	$27,215,170	8.9
Phoenix Solar Portfolio	9,964,515	9,964,515	3.2
SE Solar Portfolio	7,178,207	7,178,207	2.3
Turquoise Solar Portfolio	5,877,188	5,877,188	1.9
Other Portfolios	1,279,273	1,263,620	0.4
Subtotal	$51,632,388	$51,498,700	16.7%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$447,885	$470,406	0.2
Renew AEC One, LLC	551,640	551,640	0.2
Subtotal	$999,525	$1,022,046	0.4%
Total	$298,314,385	$307,176,115	100.0%

Results of Operations

A discussion of the results of operations for the three months ended March 31, 2019 and three months ended March 31, 2018 are as follows:

Revenues. As the majority of our assets consist of equity investments in renewable energy projects, the majority of our revenue is generated in the form of dividend income. The timing and amount of dividend income is determined on at least a quarterly basis by GREC. This process includes an analysis at the individual SPV level based on cash available from operations and working capital ratios needed for the SPVs daily operations. Dividend income from our privately held, equity investments are recognized when approved. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three months ended March 31, 2019 and March 31, 2018 totaled $1,993,118 and $4,725,548, respectively, while interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees) for the three months ended March 31, 2019 and March 31, 2018 totaled $572,807 and $193,245, respectively.

The decrease in dividend income from the three month period ended March 31, 2018 to March 31, 2019 was primarily attributed to energy production being lower in Q1 2019 compared to Q1 2018 due to unfavorable weather conditions. The increase in interest income from the three month period ended March 31, 2018 to March 31, 2019 was primarily attributed to interest earned on significant cash balances waiting to be invested.

Expenses. For the three months ended March 31, 2019 and March 31, 2018, the company incurred $3,405,836 and $2,301,997 in operating expenses, respectively, including the management fees earned by the advisor.

For the three months ended March 31, 2019 and March 31, 2018, the advisor earned $1,822,066 and $1,165,728, respectively, in management fees due to the increase in total assets. The consolidated financial statements reflect a $1,456,257 increase in incentive allocation for the three months ended March 31, 2019 based primarily upon net unrealized appreciation and a $490,480 increase in incentive allocation for the three months ended March 31, 2018 based primarily on unrealized appreciation on investments.

Lastly, for the three months ended March 31, 2019, the company generated a tax benefit from operations in the amount of $74,679, and generated a deferred tax benefit in the amount of $654,574 for the three months ended March 31, 2018. The deferred tax benefit expense is mainly derived from net operating losses incurred and investment tax credit carryforwards related to the company’s investments which, unlike financial statement purposes under GAAP, are consolidated for tax purposes and offset by unrealized tax basis gains on the company’s investments. The decrease in the tax benefit was driven primarily by an unrealized loss on investments for tax purposes. Thus, for the three months ended March 31, 2019 and March 31, 2018, the net investment income (loss) was $(795,343) and $3,271,370, respectively, or $(0.02) and $0.13, respectively, per share.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments and Translation of Assets and Liabilities Denominated in Foreign Currencies. Net realized and unrealized gains and losses from our investments and net realized and unrealized foreign currency gains and losses on translation of assets and liabilities denominated in foreign currencies are reported separately on the Consolidated Statements of Operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. For the three months ended March 31, 2019 and March 31, 2018, we recognized no realized gains or losses on the sale of investments, a net change in unrealized appreciation of $9,292,673 and $1,954,664, respectively, was recorded of which $9,262,945 and $1,993,655 of unrealized appreciation, respectively, related to the change in value of investments and $29,728 and $(38,991) of unrealized appreciation (depreciation), respectively, related to the change in value based upon changes in foreign currency exchange rates and $(2,011,390) and $497,738 of unrealized appreciation (depreciation), respectively, related to the change in value of swap contracts.

Changes in Net Assets from Operations. For the three months ended March 31, 2019 and March 31, 2018, we recorded a net increase in net assets resulting from operations of $5,888,479 and $4,484,544, respectively.

Changes in Net Assets, Net Asset Value and Offering Prices. For the three months ended March 31, 2019 and March 31, 2018, we recorded a net increase in net assets of $5,888,479 and $4,484,544, respectively. The increase in net assets primarily relates to our net investment income earned during the year and unrealized appreciation related to the change in value of investments.

Based on the net asset value for each quarter ended since the Commencement of Operations, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A		P-I
25-Apr-14	04-Nov-15	$10.000	$9.576	$9.186	N/A		N/A
05-Nov-15	04-Feb-16	$10.024	$9.599	$9.208	N/A		N/A
05-Feb-16	05-May-16	$10.048	$9.621	$9.230	N/A		N/A
06-May-16	03-Aug-16	$10.068	$9.640	$9.248	$9.589		$8.808
04-Aug-16	06-Nov-16	$10.227	$9.791	$9.394	$9.739		$8.946
07-Nov-16	07-Feb-17	$10.282	$9.581	$9.445	$9.782		$8.828
08-Feb-17	04-May-17	$10.224	$9.526	$9.391	$9.704		$8.758
05-May-17	17-May-17	$10.165	$9.479	$9.337	$9.704		$8.690
18-May-17	03-Aug-17	$9.735	$9.067	$8.942	$9.704		$8.690
04-Aug-17	02-Nov-17	$9.724	$9.078	$8.932	N/A		$8.730
03-Nov-17	05-Feb-18	$9.735	$9.089	$8.943	N/A		$8.750
06-Feb-18	06-May-18	$9.780	$9.089	$8.984	$9.646	*	$8.810
07-May-18	02-Aug-18	$9.803	$9.122	$9.006	$9.679		$8.840
03-Aug-18	31-Oct-18	$9.829	$9.172	$9.029	$9.694		$8.900
01-Nov-18	06-Feb-19	$9.791	$9.149	$8.994	$9.683		$8.890
07-Feb-19	06-May-19	$9.626	$9.007	$8.842	$9.501		$8.761
07-May-19		$9.577	$8.983	$8.797	$9.488		$8.760

* Effective April 16, 2018

Liquidity and Capital Resources

As of March 31, 2019, and December 31, 2018, the company had $35,369,126 and $39,122,635 in cash and cash equivalents, respectively. We anticipate on continuing to reduce our cash balance through the closing of several investment transactions during 2019 as well as the funding of construction costs related to pre-operational assets. We use our cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

●	the net proceeds from share offerings;

●	dividends, fees, and interest earned from our portfolio of investments, as a result of, among other things, cash flows from a project’s power sales;

●	proceeds from sales of assets and capital repayments from investments;

●	financing fees, retainers and structuring fees;

●	borrowing capacity under current and future financing sources.

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $70,118,083 and $61,916,180 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the Foresight Solar, Midway III, Enfinity Colorado DHA, and Greenbacker Wind Portfolios as of March 31, 2019 and December 31, 2018, respectively. As of December 31, 2018, the company and GREC provided an unsecured guarantee on the repayment of the Foresight Solar, Midway III and Greenbacker Wind LLC loans.

As part of the acquisition of the Enfinity Colorado DHA Portfolio (“DHA Portfolio”), a mortgage note dated April 20, 2012 (the “Note”), funded with bond proceeds from the Colorado Housing Finance Authority of Denver, Colorado in the amount of $6,775,000 (Taxable Qualified Energy Conservation Bonds) pursuant to a trust indenture, was assumed. The Note, whose remaining balance as of March 31, 2019 is $5,200,000 bears gross interest at an effective annual rate of 5%, and requires semiannual interest payments, payable on April 1 and October 1 of each year. The note has a final maturity date of April 1, 2032. Pursuant to the Series 2012 bonds, the DHA Portfolio receives interest subsidy payments from the United States Treasury semiannually on April 1 and October 1 of each year. The semiannual interest subsidy receivable is 3.255% of the outstanding bond principal. The Note is secured by the personal property, land improvements, and income of the DHA Portfolio. Lastly, pursuant to the Note agreement, the DHA portfolio has agreed that it will not take any action which jeopardizes the tax-exempt status of the mortgage.

As part of the acquisition of Fairfield Wind Manager LLC (“FWM LLC”) by Greenbacker Wind LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by wind assets held by Fairfield Wind Owner, LLC (“FWO LLC”), an entity which FWM LLC owns 50.01%. The loan earns interest at a variable base rate plus the applicable margin (5.00% as of March 31, 2019), as such terms are defined in the financing agreement. As of March 31, 2019, the outstanding notes payable balance was $10,575,866.

On December 26, 2017, Greenfield Wind Manager LLC “(GWM LLC”) entered into a Financing Agreement for a term loan not to exceed $23,562,443. The loan bears interest at 2.125% in excess of one-month LIBOR plus 1.0% through the end of the fourth anniversary of the loan and 2.375% thereafter. The company is indirectly responsible for outstanding notes payable collateralized by wind assets held by GWM LLC. As of March 31, 2019, the outstanding notes payable balance was $22,588,344.

As part of the acquisition of the Foresight Solar Portfolio (“Foresight”) by East to West Solar LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by solar assets held by Fresh Air Energy IV LLC, Fresh Air Energy VII LLC and Fresh Air Energy VIII. The Fresh Air Energy VII and Fresh Air Energy VIII loans are fixed rate (6.0%) and the Fresh Air Energy IV loan is a variable rate loan (5.75% as of March 31, 2019), as defined in the relevant financing agreements. As of March 31, 2019, the combined outstanding notes payable balance related to the Foresight Solar Portfolio was $5,256,726.

As part of the construction of the Midway III Portfolio (“Midway”) by GREC LLC, Midway an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by solar assets held by Midway Manager LLC. The Midway Manager loan is a variable rate loan (4.30% as of March 31, 2019), as defined in the relevant financing agreements. As of March 31, 2019, the combined outstanding notes payable balance related to the Midway III was $17,613,401.

Since the company maintains operating control over all entities with project level debt outstanding, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries as well as GREC and the company.

On January 5, 2018, the company, through GREC HoldCo, entered into a credit agreement by and among the company, the company’s wholly owned subsidiary, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The credit facility (the “Credit Facility”) consists of a loan of up to the lesser of $60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allows for additional drawdowns through March 31, 2019 and is scheduled to convert to a term loan with a maturity on January 5, 2024. As of March 31, 2019, the outstanding balance is approximately $30.7 million. Financing costs of $1,657,117 related to the Credit Facility, and the previous Facility 1 and Facility 2 Term Loans, have been capitalized and are being amortized over the current term of the Credit Facility.

Interest on the Credit Facility, which bears interest at 2.125% in excess of one-month LIBOR, is payable on the last day of each month commencing January 31, 2018. Commitment fees on the average daily unused portion of the Credit Facility are payable at a rate per annum of 0.50% through December 31, 2018. While principal on the Credit Facility was scheduled to be payable commencing on January 31, 2019, at a fixed amount on the last day of each month based upon an amortization period equal to the weighted average PPA term less one year, the principal payments have been deferred based on an amendment to the Credit Agreement dated February 20, 2019. Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the Borrower and its subsidiaries. The company is a guarantor of the Borrower’s obligations under the Credit Facility.

If an event of default shall occur and be continuing under the Credit Facility, the commitments under the Credit Facility may be terminated and the principal amount outstanding under the Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 4.72% as of March 31, 2019.

The following table summarizes the notes payable balances of the company’s operating entities as of March 31, 2019:

	Interest Rates
	Range	Weighted Average	Maturity Dates	March 31, 2019
Fixed rate notes payable	1.775%–6.250%	3.52%	03/31/2021-04/01/2032	$8,844,679
Floating rate notes payable	3.750%–5.750%	4.25%	12/31/2024-10/31/2037	91,938,865
				$100,783,544

The principal payments due on the notes payable for each of the next five years ending December 31 and thereafter are as follows:

Year ending December 31:	Principal Payments
2019	5,763,586
2020	6,214,572
2021	8,468,633
2022	5,863,949
2023	5,846,379
Thereafter	68,626,425
$100,783,544

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

Hedging Activities

In regard to the Credit Facility, the company has entered into five separate interest rate swap agreements. The first swap (“Swap 1”), effective July 29, 2016, has an initial notional amount of $4,300,000 to swap the floating rate interest payments on the original Facility 1 Term Loan for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap (“Swap 2”), with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,920,650, was used to swap the floating rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.261%. The third swap (“Swap 3”), with a trade date of January 11, 2018 and an effective date of December 31, 2018 and an initial notional amount of $29,624,945 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The fourth swap (“Swap 4”), with a trade date of February 7, 2018 and an effective date of December 31, 2018 and an initial notional amount of $4,180,063 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fifth swap (“Swap 5”), with a trade date of January 2, 2019 and an effective date of September 30, 2019 and an initial notional amount of $38,203,506 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%.

We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into swap or other financial transactions to hedge our interest rate risk. In connection with the FWO LLC note payable, FWO LLC entered into two interest rate swap transactions in notional amounts of $9,175,561 and $11,370,437, respectively, to swap a floating interest rate to a fixed interest rate. The swap transactions have an effective interest rate of 5.07%, and 2.86%, respectively, and a notional amount that matches the principal amount of the loan. The value of the swap agreements as of March 31, 2019 was a total liability in the amount $1,553,046. FWO LLC does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

In connection with the GWM LLC note payable, GWM LLC entered into two interest rate swap transactions in notional amounts of $20,284,441 and $921,758, respectively, to swap a floating interest rate to a fixed interest rate. The swap transactions have an effective interest rate of 2.1725%, and 2.454%, respectively, and a notional amount that matches the principal amount of the loan. The value of the swap agreements as of March 31, 2019 was a total liability in the amount $242,240. GWM LLC does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

In connection with the Midway note payable, Midway Manager LLC entered into two interest rate swap transactions in notional amounts of $17,613,401 and $12,440,392, respectively, to swap a floating interest rate to a fixed interest rate. The value of the swap agreements as of March 31, 2019 was a total liability in the amount $1,170,304. Midway III Manager does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of March 31, 2019, no sub-advisors have been retained by GCM.

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

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Borrowings under the Credit Facility are secured by the assets, cash, agreements and equity interests in the GREC Holdco and its subsidiaries. The company is a guarantor of GREC HoldCo’s obligations under the Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the Credit Facility is approximately $30,665,000 as of March 31, 2019. Per the loan and security agreements between and among Key Bank N.A., Greenbacker Wind LLC, Fairfield Wind Manager LLC, Greenfield Wind LLC, and Midway Manager LLC, operating subsidiaries of the company, GREC and the company have provided an unsecured guaranty on the outstanding principal of loans, which is approximately $70,118,083 as of March 31, 2019.

Investment in to be constructed assets: Pursuant to various engineering, procurement and construction contracts to which six operating entities of the company are individually a party, the operating entities, and indirectly the company, has committed and outstanding balance of approximately $43.2 million to complete construction of the facilities. Based upon current construction schedules, the expectation is these commitments will be fulfilled in 2019.

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

If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of March 31, 2019, GREC and/or the company has provided an unsecured guarantee related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is approximately $212,200 as of March 31, 2019.

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

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Cash from operations	$—	$2,122,078
Offering proceeds	3,825,718	—
Total Cash Distributions	$3,825,718	$2,122,078

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the LLC’s annual report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 During the three months ended March 31, 2019, the company sold 31,186 Class P-I shares under a private placement memorandum. During the years ended December 31, 2018, 2017 and 2016, the company sold 15,478, 3,092 and 47,774 Class P-A shares and 8,469,306, 3,198,559 and 199,319 Class P-I shares, respectively, under a private placement memorandum. While Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017, they were reinstated for sale as of April 16, 2018. There were no Class P-A shares sold since reinstatement.

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

24.1*	Power of attorney

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 13, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2019	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: May 13, 2019	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC