Form 10-Q
period 2019-06-30
Greenbacker Renewable Energy Co LLC
filed 2019-08-09
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

As of August 6, 2019, the registrant had 45,217,335 shares of common interests, $0.001 par value, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments in controlled/affiliated portfolios, at fair value (cost of $395,906,874 and $298,314,385, respectively)	$422,933,502	$307,176,115
Swap contracts, at fair value	31,543	435,603
Cash and cash equivalents	18,644,777	39,122,635
Restricted cash	2,078,179	—
Shareholder receivable	200,000	469,245
Dividend receivable	-	488,000
Deferred tax assets, net of allowance	4,477,332	6,051,957
Other assets	87,947	201,074
Total assets	$448,453,280	$353,944,629

LIABILITIES
Swap contracts, at fair value	$4,692,897	$311,641
Payable for investments purchased	-	8,901
Term note payable, net of financing costs	55,317,475	29,527,046
Management fee payable	396,216	588,161
Accounts payable and accrued expenses	769,948	727,175
Shareholder distributions payable	1,764,344	1,260,754
Interest payable	19,100	3,507
Due to advisor	-	19,181
Payable for repurchases of common stock	2,533,786	1,249,808
Deferred sales commission payable	142,511	191,706
Total liabilities	$65,636,277	$33,887,880

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 350,000,000 authorized; 44,217,019 and 37,003,502 shares issued and outstanding, respectively	44,217	37,004
Paid-in capital in excess of par value	384,701,148	321,741,819
Accumulated deficit	(31,376,158)	(19,870,206)
Accumulated net realized gain on investments	698,460	698,460
Accumulated unrealized appreciation (depreciation) on:
Investments, net of deferred taxes	30,328,022	15,737,151
Foreign currency translation	(150,758)	(208,579)
Swap contracts	(4,661,354)	123,962
Total common equityholders’ equity	379,583,577	318,259,611
Special unitholder’s equity	3,233,426	1,797,138
Total members’ equity (net assets)	382,817,003	320,056,749
Total liabilities and equity (net assets)	$448,453,280	$353,944,629

Net assets, Class A (shares outstanding of 17,234,421 and 16,714,738, respectively)	$146,181,048	$142,791,899
Net assets, Class C (shares outstanding of 2,687,897 and 2,222,478, respectively)	22,324,948	18,546,310
Net assets, Class I (shares outstanding of 6,667,949 and 6,209,416, respectively)	56,557,033	53,046,260
Net assets, Class P-A (shares outstanding of 18,109 and 15,478, respectively)	154,086	132,272
Net assets, Class P-I (shares outstanding of 17,608,643 and 11,841,392, respectively)	154,366,462	103,742,870
Total common equityholders’ equity	$379,583,577	$318,259,611

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$4,170,450	$4,862,748	$6,163,568	$9,588,296
Interest income	161,083	57,870	222,693	216,140
Total investment income from controlled, affiliated investments	$4,331,533	$4,920,618	$6,386,261	$9,804,436

Investment income from non-controlled, non-affiliated investments:
Interest income	544,470	64,256	1,055,667	99,231
Total investment income	$4,876,003	$4,984,874	$7,441,928	$9,903,667
Operating expenses:
Management fee expense	2,035,065	1,353,001	3,857,131	2,518,729
Audit and tax expense	212,238	152,700	441,554	332,105
Interest and financing expenses	1,012,455	547,033	1,854,458	1,199,020
General and administration expenses	112,014	85,119	209,165	167,688
Legal expenses	86,333	53,127	160,306	102,442
Directors fees and expenses	58,197	24,984	240,553	49,694
Insurance expense	34,328	15,170	67,546	30,336
Transfer Agent Expense	148,828	89,753	237,595	178,520
Other expenses	37,572	23,859	74,558	68,209
Total expenses	3,737,030	2,344,746	7,142,866	4,646,743
Net investment income before taxes	1,138,973	2,640,128	299,062	5,256,924
Deferred tax (benefit)	(430,613)	(656,594)	(505,292)	(1,311,168)
Franchise tax expense	151,877	37,297	181,988	37,297
Net investment income	1,417,709	3,259,425	622,366	6,530,795

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net change in unrealized appreciation (depreciation) on:
Investments	8,844,132	1,891,377	18,107,077	3,885,032
Foreign currency translation	28,093	(25,868)	57,821	(64,859)
Swap contracts	(2,773,926)	476,262	(4,785,316)	974,000
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	(1,482,457)	73,354	(2,079,918)	(1,165,874)
Net increase in net assets resulting from operations	6,033,551	5,674,550	11,922,030	10,159,094
Net increase (decrease) in net assets attributed to special unitholder	19,969	(468,354)	(1,436,288)	(958,834)
Net increase in net assets attributed to common equityholders	$6,053,520	$5,206,196	$10,485,742	$9,200,260

Common stock per share information — basic and diluted:
Net investment income	$0.03	$0.12	$0.02	$0.25
Net increase in net assets attributed to common equityholders	$0.14	$0.19	$0.25	$0.36
Weighted average common shares outstanding	43,145,574	27,522,492	41,338,528	25,866,495

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF NET ASSETS

For the six months ended June 30, 2019

(unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common equityholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2018	37,003,502	$37,004	$321,741,819	$(19,870,206)	$698,460	$15,737,151	$(208,579)	$123,962	$318,259,611	$1,797,138	$320,056,749

Proceeds from issuance of common stock, net	7,262,351	7,262	63,664,797	-	-	-	-	-	63,672,059	-	63,672,059

Issuance of common stock under distribution reinvestment plan	386,053	386	3,354,211	-	-	-	-	-	3,354,597	-	3,354,597

Repurchases of common stock	(434,887)	(435)	(3,768,831)	-	-	-	-	-	(3,769,266)	-	(3,769,266)

Offering costs	-	-	(290,848)	-	-	-	-	-	(290,848)	-	(290,848)

Shareholder distributions	-	-	-	(12,128,318)	-	-	-	-	(12,128,318)	-	(12,128,318)

Net investment income	-	-	-	622,366	-	-	-	-	622,366	-	622,366

Net change in unrealized appreciation on investments	-	-	-	-	-	16,670,789	-	-	16,670,789	2,393,351	19,064,140

Net change in unrealized appreciation on foreign currency translation	-	-	-	-	-	-	57,821	-	57,821	-	57,821

Net change in unrealized depreciation on swap contracts	-	-	-	-	-	-	-	(4,785,316)	(4,785,316)	(957,063)	(5,742,379)

Change in benefit from deferred taxes on unrealized depreciation on investments	-	-	-	-	-	(2,079,918)	-	-	(2,079,918)	-	(2,079,918)

Balances at June 30, 2019	44,217,019	$44,217	$384,701,148	$(31,376,158)	$698,460	$30,328,022	$(150,758)	$(4,661,354)	$379,583,577	$3,233,426	$382,817,003

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF NET ASSETS

For the six months ended June 30, 2018

(unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized depreciation on foreign currency translation	Accumulated unrealized appreciation on swap contracts	Common equityholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2017	23,189,229	$23,189	$200,510,790	$(10,216,279)	$698,460	$10,356,379	$(90,083)	$156,068	$201,438,524	$1,236,243	$202,674,767

Proceeds from issuance of common stock, net	6,441,773	6,442	56,707,337	-	-	-	-	-	56,713,779	-	56,713,779

Issuance of common stock under distribution reinvestment plan	324,008	324	2,853,113	-	-	-	-	-	2,853,437	-	2,853,437

Repurchases of common stock	(180,078)	(180)	(1,589,856)	-	-	-	-	-	(1,590,036)	-	(1,590,036)

Offering costs	-	-	(377,443)						(377,443)	-	(377,443)

Shareholder distributions	-	-	-	(7,658,623)	-	-	-	-	(7,658,623)	-	(7,658,623)

Net investment income	-	-	-	6,530,795	-	-	-	-	6,530,795	-	6,530,795

Net change in unrealized appreciation on investments	-	-	-	-	-	2,926,198	-	-	2,926,198	764,034	3,690,232

Net change in unrealized depreciation on foreign currency translation	-	-	-	-	-	-	(64,859)	-	(64,859)	-	(64,859)

Net change in unrealized appreciation on swap contracts	-	-	-	-	-	-	-	974,000	974,000	194,800	1,168,800

Change in benefit from deferred taxes on unrealized depreciation on investments	-	-	-	-	-	(1,165,874)	-	-	(1,165,874)	-	(1,165,874)

Balances at June 30, 2018	29,774,932	$29,775	$258,103,941	$(11,344,107)	$698,460	$12,116,703	$(154,942)	$1,130,068	$260,579,898	$2,195,077	$262,774,975

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2019	For the six months ended June 30, 2018

Operating activities:
Net increase in net assets from operations	$11,922,030	$10,159,094
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Amortization of deferred financing costs	112,439	108,210
Purchase of investments (net of return of capital)	(97,629,989)	(55,233,939)
Proceeds from principal payments and sales of investments	37,500	4,560,500
Net change in unrealized (appreciation) on investments	(18,107,077)	(3,885,032)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(57,821)	64,859
Net change in unrealized (appreciation) depreciation on swap contracts	4,785,316	(974,000)
(Increase) decrease in other assets:
Deferred tax assets, net of allowance	1,574,625	(145,296)
Dividend receivable	488,000	(776,000)
Other assets	113,127	(89,029)
Increase (decrease) in other liabilities:
Payable for investments purchased	(8,901)	(15,414,205)
Due to advisor, net	(19,181)	16,440
Management fee payable	(191,945)	263,052
Accounts payable and accrued expenses	42,773	144,410
Interest payable	15,593	256,816
Net cash used in operating activities	(96,923,511)	(60,944,120)

Financing activities:
Borrowings on Credit facility and term note	27,641,620	30,665,460
Paydowns on Credit facility and term note	-	(13,655,794)
Payments of financing costs	(1,963,630)	(595,608)
Proceeds from issuance of shares of common stock, net	63,892,139	56,536,407
Distributions paid	(8,270,161)	(4,588,850)
Offering costs	(290,848)	(377,443)
Repurchases of common stock	(2,485,288)	(1,676,130)
Net cash provided by financing activities	78,523,832	66,308,042
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,399,679)	5,363,922
Cash, cash equivalents and restricted cash, beginning of period	39,122,635	10,144,014
Cash, cash equivalents and restricted cash, end of period	$20,722,956	$15,507,936

Reconciliation of cash, cash equivalents and restricted cash per the Consolidated Statements of Assets and Liabilities
Cash and cash equivalents	$18,644,777	$—
Restricted cash	2,078,179	—
Total cash, cash equivalents and restricted cash	$20,722,956	$—

Supplemental disclosure of cash flow information:
Shareholder distributions payable	$1,764,344	$927,642
Shareholder distributions reinvested in common stock	$3,354,597	$2,853,437
Payable for repurchases of common stock	$2,533,786	$883,354
Cash interest paid during the period	$620,998	$570,457

Non cash financing activities
Shareholder receivable from sale of common stock	$200,000	$380,439

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULES OF INVESTMENTS

June 30, 2019

 (unaudited)

Investments in controlled/affiliated portfolios	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States - Not readily marketable

BioMass
Eagle Valley BioMass Portfolio				100% Ownership	$20,432,600	$20,432,600	5.3%
Total BioMass - 5.3%					$20,432,600	$20,432,600	5.3%

Commercial Solar
Conic Portfolio				Managing Member, Majority Equity Owner	$40,251,900	$45,089,723	11.8%
East to West Solar Portfolio				100% Ownership	39,059,190	43,772,042	11.4%
Foresight Solar Portfolio				Managing Member, Majority Equity Owner	13,900,000	15,104,836	3.9%
Golden Horizons Solar Portfolio				100% Ownership	9,400,000	14,858,336	3.9%
Green Maple Portfolio				100% Ownership	17,582,823	16,300,301	4.3%
Magnolia Sun Portfolio				100% Ownership	10,775,000	7,161,395	1.9%
Midway III Solar Portfolio				Managing Member, Majority Equity Owner	10,258,905	11,223,597	2.9%
Raleigh Portfolio				Managing Member, Majority Equity Owner	20,822,198	22,041,363	5.8%
Six States Solar Portfolio				100% Ownership	12,570,306	12,542,271	3.3%
Sunny Mountain Portfolio				100% Ownership	884,578	1,119,870	0.3%
Total Commercial Solar - 49.5%					$175,504,900	$189,213,734	49.5%

Residential Solar
Canadian Northern Lights Portfolio (d)				100% Ownership	$1,603,136	$2,150,175	0.6%
Enfinity Colorado DHA Portfolio				100% Ownership	1,450,000	2,544,032	0.7%
Greenbacker Residential Solar Portfolio				100% Ownership or Managing Member, Majority Equity Owner	28,100,000	28,550,629	7.5%
Greenbacker Residential Solar Portfolio II				Managing Member, Majority Equity Owner	6,830,000	11,564,560	3.0%
Total Residential Solar - 11.8%					$37,983,136	$44,809,396	11.8%

Wind
Greenbacker Wind Portfolio - California				100% Ownership	$9,500,000	$8,470,936	2.2%
Greenbacker Wind Portfolio - Idaho				100% Ownership	7,320,000	6,210,176	1.6%
Greenbacker Wind Portfolio - Montana				100% Ownership or Managing Member, Equity Owner	22,249,487	23,992,663	6.3%
Greenbacker Wind Portfolio - Vermont				100% Ownership	24,917,193	31,988,026	8.4%
Total Wind - 18.5%					$63,986,680	$70,661,801	18.5%

Pre-Operational Assets
Colorado CES Portfolio				100% Ownership	$2,125,000	$2,125,000	0.6%
Omni DG Portfolio				100% Ownership	9,984,242	9,984,242	2.6%
Phoenix Solar Portfolio				100% Ownership	15,566,474	15,566,474	4.1%
SE Solar Portfolio				100% Ownership	36,819,905	36,819,905	9.6%
Turquoise Solar Portfolio				100% Ownership	19,773,500	19,773,500	5.2%
Total Pre-Operational Assets - 22.1%					$84,269,121	$84,269,121	22.1%

Other Investments
Other Portfolios				(c)	$2,044,529	$1,840,072	0.5%
Total Other Investments - 0.5%					$2,044,529	$1,840,072	0.5%

Energy Efficiency in the United States
GREC Energy Efficiency Portfolio				100% Ownership	$421,768	$442,638	0.1%
Renew AEC One, LLC	10.25	%(b)	2/24/2025	$551,640	514,140	514,140	0.1%
Total Energy Efficiency - 0.2%					$935,908	$956,778	0.2%

Secured Loans - Not readily marketable
Greenbacker Wind Loan - Massachusetts	8%		10/24/2019	$5,750,000	$5,750,000	$5,750,000	1.5%
SE Solar Loan	9%		2/21/2020	$5,000,000	5,000,000	5,000,000	1.3%
Total Secured Loans - Not readily marketable - 2.8%					$10,750,000	$10,750,000	2.8%
INVESTMENTS: 110.7%					$395,906,874	$422,933,502	110.7%
LIABILITIES IN EXCESS OF OTHER ASSETS: -10.7%						(40,116,499)	-10.7%
TOTAL NET ASSETS: 100.0%						$382,817,003	100.0%

(a)	Percentages are based on net assets of $382,817,003 as of June 30, 2019.

(b)	Per the loan agreement, interest commenced on January 24, 2016.

(c)	Includes pre-acquisition and due diligence expenses.

(d)	Portfolio is located outside of the United States of America.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,463,889	$31,543	$-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	19,825,044	(563,186)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	28,643,648	(1,665,621)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	4,063,339	(349,531)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.668%	Monthly	12/31/2034	38,203,507	(2,114,559)	-
							$(4,661,354)	$-

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

June 30, 2019 (unaudited)

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

Pursuant to an initial Registration Statement filed in December 2011 (File No. 333-178786-01) and second Registration Statement filed in February 2017 (File No. 333-211571), the company offered up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the company’s Distribution Reinvestment Plan (the “DRP”). As of March 29, 2019, the company terminated its public offering of the shares as well as its privately offered Class P-A shares. The company accepted subscriptions for its publicly registered shares until March 27, 2019. While the company publicly offered three classes of shares: Class A, C and I, currently the company is only privately offering Class P-I shares on a continuous basis. The share classes had different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted the DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. Following the termination of the company’s public offering of shares, the DRP and the share repurchase plan will continue to be available to existing investors. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 ( File No. 333-231960) we are offering a maximum of $10,000,000 in shares of our common stock to our existing stockholders pursuant to the DRP.

Each quarter, our advisor, utilizing the services of an independent valuation firm, when necessary, reviews and approves the net asset value for each class of shares, subject to the oversight of the company’s board of directors. The company expects such determination will ordinarily be made within 30 days after each such completed fiscal quarter. To the extent that the net asset value per share on the most recent valuation date increases or decreases, the company will adjust the offering price of the P-I shares to the then net asset value per share. The adjustments to the per share offering price, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering price, the offering price per share is not above or below net asset value per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement. The company’s P-I shares are offered in the primary offering at a price based on the most recent valuation. Five days after the completion of each quarter-end valuation, Class A, C and I shares will be offered pursuant to the DRP at a price equal to the offering price per each class of shares calculated consistently with the method used during the public continuous offering.

 As of June 30, 2019, the company has made solar, wind, biomass and energy efficiency investments in 28 portfolios, 27 domiciled in the United States and one in Canada, as well as three secured loans in the United States (See Note 3). As of December 31, 2018, the company had made solar, wind and energy efficiency investments in 26 portfolios, 25 domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States.

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

The company’s consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC 946”). In accordance with this specialized accounting guidance, the company recognizes and carries all its investments at fair value with changes in fair value recognized in earnings. The company will not apply the consolidation or equity method of accounting to its investments. The company carries its liabilities at amounts payable, net of unamortized premiums or discounts. The company does not currently plan to elect to carry its non-investment liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.

The financial information associated with the June 30, 2019 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP. The June 30, 2019 financial information has been reviewed, but not audited by the independent registered public accounting firm and they do not express an opinion thereon.

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

Restricted Cash and Restricted Cash Equivalents

Restricted cash consists of cash accounts or letters of credit that are restricted for use on specific projects. The Company did not have any restrictions on cash prior to June 30, 2019. As of June 30,2019, we have one restricted cash account or letter of credit that for funding of a specific to be constructed asset.

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

In determining the appropriate fair value of an investment using these approaches, the most significant information and assumptions include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the investment’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer companies that are public, comparable mergers and acquisitions, the principal market and enterprise values, environmental factors, among other factors.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common equityholders per share for the three and six months ended June 30, 2019 and June 30, 2018.

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Basic and diluted
Increase in net assets attributed to common equityholders	$6,053,520	$5,206,196	$10,485,742	$9,200,260
Weighted average common shares outstanding	43,145,574	27,522,492	41,338,528	25,866,495
Net increase in net assets attributed to common equityholders per share	$0.14	$0.19	$0.25	$0.36

Revenue Recognition

To the extent the company expects to collect such amounts, interest income is recorded on an accrual basis. If there is reason to doubt an ability to collect such interest, interest receivable on loans and debt securities is not accrued for accounting purposes. Original issue discounts, market discounts or market premiums are accreted or amortized using the effective interest method as interest income. Prepayment premiums on loans and debt securities are recorded as interest income when received. Any application, origination or other fees earned by the company in arranging or issuing debt are amortized over the expected term of the loan.

Loans are placed on non-accrual status when principal and interest are 90 days or more past due, or when there is a reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are generally restored to accrual status when past due and principal and interest is paid and, in management’s judgment, is likely to remain current.

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

Payment-in-Kind Interest

For loans and debt securities with contractual payment-in-kind interest, if the valuation indicates that such interest is collectible, any interest will be added to the principal balance of such investments and be recorded as income.

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

The company was obligated to reimburse our advisor for O&O costs that it incurred on behalf of the company, in accordance with the advisory agreement, but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the company to exceed 15% of gross offering proceeds as of the date of reimbursement. Total O&O costs related to the terminated Registration Statements amounted to $9.4 million approximately 3.8% of gross offering proceeds raised pursuant to such Registration Statements.

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

The following table provides information regarding the status of O&O costs (in 000’s) as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Total O&O Costs Incurred by the Advisor and Dealer Manager	$9,422	$9,371
Amounts previously reimbursed to the Advisor/Dealer Manager by the company	9,422	9,106
Amounts payable to Advisor/Dealer Manager by the company	‒‒	19
Amounts of the contingent liability subject to payment by the company only upon adequate gross offering proceeds being raised	‒‒	246

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

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive fee will be earned by an affiliate of our advisor on realized gains (net of realized and unrealized losses) since inception from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive fee, the company will include unrealized gains in the calculation of the capital gains incentive distribution pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies. Even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are realized, this amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date.

Thus, on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period and reflected as an allocation of equity between common equityholders and special unitholder. As of June 30, 2019, and December 31, 2018, a capital gains incentive distribution allocation in the amounts of $3,233,426 and $1,797,138, respectively, was recorded in the consolidated statements of assets and liabilities as special unitholder’s equity.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the date which approximates an expected liquidity event for the company. As of June 30, 2019, and December 31, 2018, the company recorded a liability for deferred sales commissions in the amount of $142,511 and $191,706, respectively.

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

The fair value of interest rate swap contracts open as of June 30, 2019 is included on the consolidated schedules of investments by contract. For the six months ended June 30, 2019, the company’s notional exposure to interest rate swap contracts was $95,072,098.

Consolidated Statement of Assets and Liabilities - Value of Derivative at June 30, 2019

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$31,543	Swap contracts, at fair value	$4,692,897
		$31,543		$4,692,897

Consolidated Statement of Assets and Liabilities - Value of Derivative at December 31, 2018

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$435,603	Swap contracts, at fair value	$311,641
		$435,603		$311,641

The effect of derivative instruments on the Consolidated Statement of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the three months ended June 30, 2019	Change in net unrealized appreciation on derivative transactions for the three months ended June 30, 2018	Change in net unrealized depreciation on derivative transactions for the six months ended June 30, 2019	Change in net unrealized appreciation on derivative transactions for the six months ended June 30, 2018
Swaps
Interest Rate Risk	$(2,773,926)	$476,262	$(4,785,316)	$974,000
	$(2,773,926)	$476,262	$(4,785,316)	$974,000

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

The company does not consolidate its investments for financial statements. The company accounts for its investments at fair value under the specialized accounting of ASC Topic 946. The tax attributes of the individual investments will be considered and incorporated in the company’s fair value estimates for those investments. The amounts recognized in the consolidated financial statements for unrealized appreciation and depreciation will result in a difference between the consolidated financial statements and the cost basis of the assets for tax purposes. These differences will be recognized as deferred tax assets and liabilities. Generally, the entities that hold the company’s investments will be included in the consolidated tax return of GREC and the differences between the amounts recognized for financial statement purposes and the tax return will be recognized as additional deferred tax assets and liabilities.

The company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time.

The company assessed its tax positions for all open tax years as of June 30, 2019 for all U.S. federal and state tax jurisdictions for the years 2015 through 2018. The results of this assessment are included in the company’s tax provision and deferred tax assets as of June 30, 2019.

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

Note 3. Investments

The composition of the company’s investments as of June 30, 2019 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$70,813,872	$77,633,345	18.4%
Mid-West Region	9,288,784	10,252,750	2.4
Mountain Region	90,037,802	95,837,248	22.6
South Region	139,403,549	142,386,138	33.7
West Region	84,759,731	94,673,846	22.4
Total United States	$394,303,738	$420,783,327	99.5%
Canada:	1,603,136	2,150,175	0.5
Total	$395,906,874	$422,933,502	100.0%

The composition of the company’s investments as of December 31, 2018 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$65,082,005	$67,541,264	22.0%
Mid-West Region	1,796,801	1,846,346	0.6
Mountain Region	69,619,383	69,553,178	22.6
South Region	98,476,770	95,332,608	31.0
West Region	61,736,290	70,821,165	23.1
Total United States	$296,711,249	$305,094,561	99.3%
Canada:	1,603,136	2,081,554	0.7
Total	$298,314,385	$307,176,115	100.0%

The composition of the company’s investments as of June 30, 2019 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
BioMass	$20,432,600	$20,432,600	4.8%
Commercial Solar*	180,504,900	194,213,734	45.9
Residential Solar	37,983,136	44,809,396	10.6
Wind*	69,736,680	76,411,801	18.1
Pre-Operational Assets	84,269,121	84,269,121	20.0
Other Investments	2,044,529	1,840,072	0.4
Energy Efficiency	935,908	956,778	0.2
Total	$395,906,874	$422,933,502	100.0%

 *Denotes an industry that includes secured loan(s).

The composition of the company’s investments as of December 31, 2018 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Commercial Solar	$144,732,656	$147,571,531	48.1%
Residential Solar	37,503,136	41,918,094	13.6
Wind	63,446,680	65,165,744	21.2
Pre-Operational Assets	50,353,115	50,235,080	16.3
Other Investments	1,279,273	1,263,620	0.4
Energy Efficiency	999,525	1,022,046	0.4
Total	$298,314,385	$307,176,115	100.0%

Investments held as of June 30, 2019 and December 31, 2018 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors or investments in limited liability companies for which the company serves as managing member.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investments, by major class, as of June 30, 2019, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$-	$-	$409,519,187	$409,519,187
Capital Stock	-	-	2,150,175	2,150,175
Energy Efficiency Secured Loans	-	-	514,140	514,140
Secured Loans - Other	-	-	10,750,000	10,750,000
Total	$-	$-	$422,933,502	$422,933,502
Other Financial Instruments*
Unrealized appreciation on open swap contracts	$-	$31,543	$-	$31,543
Unrealized depreciation on open swap contracts	-	(4,692,897)	-	(4,692,897)
Total	$-	$(4,661,354)	$-	$(4,661,354)

*	Other financial instruments are derivatives, such as futures, forwards and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table presents fair value measurements of investments, by major class, as of December 31, 2018, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$304,542,921	$304,542,921
Capital Stock	—	—	2,081,554	2,081,554
Energy Efficiency Secured Loans	—	—	551,640	551,640
Total	$—	$—	$307,176,115	$307,176,115
Other Financial Instruments*
Unrealized appreciation on open interest rate swap contracts	$—	$435,603	$—	$435,603
Unrealized depreciation on open interest rate swap contracts	—	(311,641)	—	(311,641)
Total	$—	$123,962	$—	$123,962

*	Other financial instruments are derivatives, such as futures, forwards and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2019:

	Balance as of December 31, 2018	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost(1)	Sales and Repayments of investments(2)	Balance as of June 30, 2019

Limited Liability Company Member Interests	$304,542,921	$18,096,277	$-	$86,879,989	$-	$409,519,187
Capital Stock	2,081,554	10,800	57,821	-	-	2,150,175
Energy Efficiency - Secured Loans	551,640	-	-	-	(37,500)	514,140
Secured Loans - Other	-	-	-	10,750,000	-	10,750,000
Total	$307,176,115	$18,107,077	$57,821	$97,629,989	$(37,500)	$422,933,502

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.

(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments and foreign currency translation for the three and six months ended June 30, 2019 attributable to Level 3 investments still held at June 30, 2019 was $8,872,225 and $18,164,898. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the six months ended June 30, 2019.  The total net change in unrealized appreciation at fair value for the three and six months ended June 30, 2019 was $6,098,302 and $13,379,582.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2018:

	Balance as of December 31, 2017	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost(1)	Sales and Repayments of investments(2)	Balance as of June 30, 2018

Limited Liability Company Member Interests	$215,619,476	$3,706,245	$-	$55,233,939	$(4,500,000)	$270,059,660
Capital Stock	2,093,827	178,787	(64,859)	-	-	2,207,755
Energy Efficiency - Secured Loans	672,871	-	-	-	(60,500)	612,371
Total	$218,386,174	$3,885,032	$(64,859)	$55,233,939	$(4,560,500)	$272,879,786

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.

(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments for the three and six months ended June 30, 2018 attributable to Level 3 investments and foreign currency translation still held at June 30, 2018 was $1,865,509 and $3,820,173. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the six months ended June 30, 2018. The total net change in unrealized appreciation at fair value for the three and six months ended June 30, 2018 was $1,891,377 and $3,885,032.

As of June 30, 2019, certain company investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of June 30, 2019:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Biomass	$20,432,600	Transaction cost	Not Applicable	Not Applicable
Commercial Solar	$189,213,734	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.75%-8.5%, 0.5% annual degradation in production, 10.1- 34.4 years
Residential Solar	$44,809,396	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	7.25%-11%, 0.5% annual degradation in production, 11.8- 32.5 years
Wind	$70,661,801	Income approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	8.5%, no annual degradation in production, 23.5- 27.3 years
Pre-Operational Assets	$84,269,121	Transaction cost	Not Applicable	Not Applicable
Other Investments	$1,840,072	Transaction cost	Not Applicable	Not Applicable
Energy Efficiency	$956,778	Income and collateral based approach	Market yields and value of collateral	10.25% - 20.40%
Secured Loans	$10,750,000	Yield Analysis	Market yields	8%-9%

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

The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor and “special unit”, refers to the special unit of limited liability company interest in GREC. This entitles the Special Unitholder to an incentive allocation and distribution. The fees and reimbursement obligations are as follows:

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	Up to 7% of gross offering proceeds from the sale of Class A shares, up to 3% of gross offering proceeds from the sale of Class C shares and up to 6% of gross offering proceeds for the sale of Class P-A shares. No selling commission will be paid with respect to Class I and Class P-I shares or for sales pursuant to the dividend reinvestment plan. All of its selling commissions are expected to be re-allowed to participating broker-dealers.

Dealer Manager Fee — Dealer Manager	Up to 2.75% of gross offering proceeds from the sale of Class A and C shares, and up to 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager may re-allow a portion of its dealer manager fee to selected broker-dealers.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company will pay the dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of a listing of the Class C shares on a national securities exchange, following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering or Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers. Commencing as of June 30, 2016, the company estimates the amount of distribution fees expected to be paid and records that liability at the time of sale.

O&O costs — Advisor	The company reimburses the advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. From the commencement of the continuous offering through June 30, 2019, approximately 3.8%, or $9.4 million, was charged against gross offering proceeds for O&O costs.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

Incentive Allocation and Distribution — Special Unitholder	The incentive distribution to which the Special Unitholder is be entitled to will be calculated and payable quarterly in arrears based on the pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means interest income, dividend and distribution income from equity investments (excluding that portion of distributions that are treated as return of capital) and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus the operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with the company’s Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes.

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

For the three and six months ended June 30, 2019, the advisor earned $2,035,065 and $3,857,131, respectively, in management fees. The Consolidated Statement of Operations also reflects a $19,969 decrease and a $1,436,288 increase in incentive allocation for the three and six months ended June 30, 2019, respectively, shown as net increase/(decrease) in net assets attributed to special unitholder. For the three and six months ended June 30, 2018, the advisor earned $1,353,001 and $2,518,729, respectively, in management fees. The Consolidated Statement of Operations also reflects a $468,354 and a $958,834 increase in incentive allocation for the three and six months ended June 30, 2018, respectively, shown as net decreases in net assets attributed to special unitholder.

As of June 30, 2019, and December 31, 2018, due to advisor on the Consolidated Statements of Assets and Liabilities in the amount of nil and $19,181, respectively, are solely comprised of a payable to the advisor for reimbursable Organization and Offering Costs.

For the three and six months ended June 30, 2019, the company paid nil and $231,892, respectively, in dealer manager fees and $375 and $594,247, respectively, in selling commissions to the dealer manager, SC Distributors. For the three and six months ended June 30, 2018, the company paid $243,559 and $424,929, respectively, in dealer manager fees and $776,271 and $1,270,145, respectively, in selling commissions to the dealer manager. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares, prior to the receipt by the company, and thus are not reflected in the company’s Consolidated Statements of Operations.

As of June 30, 2019, and December 31, 2018, the advisor owned 23,601 Class A shares.

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All loans with LED Funding LLC, an AEC Company, converted to operating leases on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of June 30, 2019, all loans and operating losses are considered current per their terms.

Note 6. Borrowings

On June 20, 2019, the Company, through GREC Holdco LLC, entered into a new credit agreement, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger, sole lead bookrunner, and as swap counterparty. The new credit facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $58,307,080 was drawn down at closing. The New Credit Facility allows for additional drawdowns through June 20, 2020, at which point the outstanding loans shall convert to an additional term loan and mature on June 20, 2025.

The Company will use the net proceeds of borrowings under the New Credit Facility for investment in additional alternative energy power generation assets that are anticipated to become Projects and for other general corporate purposes. Loans made under the New Credit Facility bear interest at 1.75% in excess of the three-month LIBOR. Until the New Credit Facility converts to a term loan, quarterly commitment fees on the average daily unused portion of the Credit Facility are payable at a rate per annum of 0.50%.

Borrowings under the New Credit Facility are back-leveraged and secured by all of the assets of GREC Entity HoldCo and the equity interests of each direct and indirect subsidiary of the Company. The Company, GREC and each direct and indirect subsidiary of the Company are guarantors of the Company’s obligations under the New Credit Facility. GREC has pledged all of the equity interests of the GREC Entity HoldCo as collateral for the New Credit Facility.

As of June 30, 2019, the outstanding balance is approximately $58.3 million. Financing costs of $2.9 million related to the New Credit Facility, Credit Facility and the previous Facility 1 and Facility 2 Term Loans, have been capitalized and are being amortized over the current term of the New Credit Facility.

On January 5, 2018, the company, through GREC HoldCo, entered into a credit agreement by and among the company, the company’s wholly owned subsidiary, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger, sole lead bookrunner, and as swap counterparty. The credit facility (the “Credit Facility”) consisted of a loan of up to the lesser of $60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allowed for additional drawdowns through December 31, 2018 and converted to a term loan with a maturity on January 5, 2024. The New Credit Facility replaced the previous Credit Facility.

In regard to the Credit Facility, the company has entered into five separate interest rate swap agreements. The first swap (“Swap 1”), effective July 29, 2016, has an initial notional amount of $4,300,000 to swap the floating rate interest payments on the original Facility 1 Term Loan for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap (“Swap 2”), with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,920,650, was used to swap the floating rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.261%. The third swap (“Swap 3”), with a trade date of January 11, 2018 and an effective date of December 31, 2018 and an initial notional amount of $29,624,945 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The fourth swap (“Swap 4”), with a trade date of February 7, 2018 and an effective date of December 31, 2018 and an initial notional amount of $4,180,063 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fifth swap (“Swap 5”), with a trade date of January 2, 2019 and an effective date of September 30, 2019 and an initial notional amount of $38,203,506 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%. If an event of default shall occur and be continuing under the New Credit Facility, the commitments under the New Credit Facility may be terminated and the principal amount outstanding under the New Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

If an event of default shall occur and be continuing under the New Credit Facility, the commitments under the New Credit Facility may be terminated and the principal amount outstanding under the New Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

The company’s outstanding debt as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019					December 31, 2018
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
Facility	$110,000,000	$58,307,080	$58,307,080	$2,989,605	$55,317,475	$60,000,000	$30,665,460	$30,665,460	$1,138,414	$29,527,046
	$110,000,000	$58,307,080	$58,307,080	$2,989,605	$55,317,475	$60,000,000	$30,665,460	$30,665,460	$1,138,414	$29,527,046

The following table shows the components of interest expense, commitment fees related to the Credit Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the three and six months ended June 30, 2019 and June 30, 2018:

	For the three months Ended June 30, 2019	For the six months Ended June 30, 2019
Credit Facility commitment fee	$10,743	$21,367
Credit Facility Loan interest	312,392	620,998
Amortization of deferred financing costs	56,530	112,439
Other*	632,790	1,099,654
Total	$1,012,455	$1,854,458
Weighted average interest rate on credit facility	4.56%	4.59%
Weighted average outstanding balance of credit facility	$38,892,469	$34,801,691

*	Primarily includes financing costs of credit facility and swap interest hedged against the credit facility.

	For the three months Ended June 30, 2018	For the six months Ended June 30, 2018
Credit Facility commitment fee	$218,978	$520,353
Credit Facility Loan interest	272,423	570,457
Amortization of deferred financing costs	55,632	108,210
Other*	-	-
Total	$547,033	$1,199,020
Weighted average interest rate on credit facility	4.13%	4.03%
Weighted average outstanding balance of credit facility	$30,665,460	$29,291,568

*	Primarily includes financing costs of credit facility and swap interest hedged against the credit facility.

As of December 31, 2018, the weighted average interest rate on credit facility was 4.14% and the weighted average outstanding balance of the credit facility was $29,896,416.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2019	$1,887,274
2020	4,480,585
2021	4,854,042
2022	4,728,360
2023	4,788,341
Thereafter	37,568,478
$58,307,080

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

Class A: Each Class A share were subject to a selling commission of up to 7.00% per share and a dealer manager fee of up to 2.75% per share. No selling commissions or dealer manager fees are paid for sales pursuant to the dividend reinvestment plan.

Class C: Each Class C share issued in the primary offering was subject to a selling commission of up to 3.00% per share and a dealer manager fee of up to 2.75% per share. In addition, with respect to Class C shares, the company pays the dealer manager a monthly distribution fee, or “distribution fee”, that accrues daily equal to 1/365th of 0.80% of the amount of the daily net asset value for the Class C shares on a continuous basis from year to year. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.

Class I and Class P-I: No selling commission or distribution fee will be paid for sales of any Class I and Class P-I shares. Each Class I share was subject to a dealer manager fee of up to 1.75% per share.

Class P-A: Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017 and were not offered for sale for the period through April 15, 2018. Effective April 16, 2018, Class P-A shares were again offered with a selling commission of up to 6% and a dealer manager fee of up to 2.50%. The Class P-A shares are no longer offered for sale.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of June 30, 2019:

	Shares Outstanding as of December 31, 2018	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of June 30, 2019
Class A shares	16,714,738	824,152	(304,469)	17,234,421
Class C shares	2,222,478	467,286	(1,867)	2,687,897
Class I shares	6,209,416	538,899	(80,366)	6,667,949
Class P-A shares	15,478	2,631	-	18,109
Class P-I shares	11,841,392	5,815,436	(48,185)	17,608,643
	37,003,502	7,648,404	(434,887)	44,217,019

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2018:

	Shares Outstanding as of December 31, 2017	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2018
Class A shares	13,857,830	3,279,887	(422,979)	16,714,738
Class C shares	1,431,999	798,080	(7,601)	2,222,478
Class I shares	4,511,832	1,757,365	(59,781)	6,209,416
Class P-A shares	—	15,478	—	15,478
Class P-I shares	3,387,568	8,469,305	(15,481)	11,841,392
	23,189,229	14,320,115	(505,842)	37,003,502

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the six months ended June 30, 2019 and June 30, 2018 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the six months ended June 30, 2019:
Proceeds from Shares Sold	$5,255,615	$3,651,717	$3,709,174	$22,875	$51,032,678	$63,672,059
Proceeds from Shares Issued through Reinvestment of Distributions	$1,980,898	$351,496	$1,022,203	$-	$-	$3,354,597
For the six months ended June 30, 2018:
Proceeds from Shares Sold	$13,399,227	$3,171,421	$6,868,262	$-	$33,274,869	$56,713,779
Proceeds from Shares Issued through Reinvestment of Distributions	$1,802,611	$224,249	$826,577	$-	$-	$2,853,437

As of June 30, 2019, and December 31, 2018, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The LLC Agreement also authorizes the board of directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit. The proceeds related to the shareholder receivable amount of $200,000 presented on the Consolidated Statements of Assets and Liabilities as of June 30, 2019 were subsequently collected on July 1, 2019.

Distribution Reinvestment Plan

The company adopted the DRP through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the company’s public offering. As of June 30, 2019, and December 31, 2018, $10,000,000 and $50,000,000 in shares were allocated for use in the DRP, respectively. As of December 2018, the purchase price of shares purchased through the DRP will be at a price equal to the net offering price per share, calculated consistently with the methodology used during then continuous public offering.

Except for distribution fees on Class C shares issued under the DRP, no dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of June 30, 2019, and December 31, 2018, 2,089,427 and 1,703,374 shares, respectively, were issued under the DRP.

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

In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the six months ended June 30, 2019, the company repurchased 304,469 Class A shares, 1,867 Class C shares, 80,366 Class I shares, and 48,185 Class P-I shares at a total purchase price of $2,635,353, $15,853, $695,925, and $422,135, respectively, pursuant to the company’s share repurchase program. For the six months ended June 30, 2018, the company repurchased 140,037 Class A shares, 4,227 Class C shares, 26,071 Class I and 9,743 Class P-I shares at a total purchase of $1,237,852, $36,240, $230,106 and $85,838, respectively, pursuant to the company’s share repurchase program. For the six months ended June 30, 2019, the average NAV per share for the repurchases in Class A, Class C, Class I and Class P-I were $8.66, $8.49, $8.66 and $8.76, respectively. For the six months ended June 30, 2018, the average NAV per share for the repurchases in Class A, Class C, Class I and Class P-I were, $8.84, $8.57, $8.83 and $8.81, respectively.

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

		Class of Share
Distribution Period		A	C	I	P-A	P-I
1-Jan-15	31-Oct-15	$0.00164380	$0.00164380	$0.00164380	—	—
1-Nov-15	31-Jan-16	$0.00164780	$0.00164780	$0.00164780	—	—
1-Feb-16	30-Apr-16	$0.00165510	$0.00165510	$0.00165510	—	—
1-May-16	31-Jul-16	$0.00166170	$0.00166170	$0.00166170	$0.00158260	$0.00158260
1-Aug-16	31-Oct-16	$0.00167660	$0.00167660	$0.00167660	$0.00159680	$0.00159680
1-Nov-16	31-Jan-17	$0.00168560	$0.00164020	$0.00168560	$0.00160360	$0.00160360
1-Feb-17	31-Apr-17	$0.00168070	$0.00163500	$0.00168070	$0.00159520	$0.00159520
1-May-17	31-Jul-17	$0.00167100	$0.00162730	$0.00167100	$0.00159520	$0.00158280
1-Aug-17	31-Oct-17	$0.00166900	$0.00162650	$0.00166900	—	$0.00159010
1-Nov-17	31-Jan-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-Feb-18	30-Apr-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-May-18	31-Jul-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-Aug-18	31-Oct-18	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Nov-18	31-Jan-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Feb-19	30-Apr-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-May-19	30-Jun-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280

The following table reflects the distributions declared during the six months ended June 30, 2019:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2019	$1,317,325	$583,571	$1,900,896
March 1, 2019	1,247,614	552,615	1,800,229
April 1, 2019	1,452,585	611,400	2,063,985
May 1, 2019	1,438,057	600,614	2,038,671
June 1, 2019	1,553,801	622,584	2,176,385
July 1, 2019	1,764,339	383,813	2,148,152
Total	$8,773,721	$3,354,597	$12,128,318

The following table reflects the distributions declared during the six months ended June 30, 2018:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2018	$728,738	$464,821	$1,193,559
March 1, 2018	682,038	428,310	1,110,348
April 2, 2018	790,925	474,370	1,265,295
May 1, 2018	792,185	475,874	1,268,059
June 1, 2018	883,662	507,728	1,391,390
July 2, 2018	927,638	502,334	1,429,972
Total	$4,805,186	$2,853,437	$7,658,623

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Cash from operations	$117,074	$4,588,850
Offering proceeds	8,656,647	-
Total Cash Distributions	$8,773,721	$4,588,850

All distributions paid for the six months ended June 30, 2019 are expected to be reported as a return of capital to equityholders for tax reporting purposes and all distributions paid for the six months ended June 30, 2018 were reported as a return of capital to equityholders for tax purposes.

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until being fully invested in operating assets and establishing appropriate leverage on the operating assets.

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

In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of June 30, 2019, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to various project loan agreements between the operating entities of the company, subsidiary holding companies and various lenders, the operating entities and the subsidiary holding companies have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from October 2021 through February 2043. Pursuant to a credit agreement between GREC Holdco and a financial institution, Holdco has pledged all solar operating assets as well as all membership interests in operating subsidiaries owned by GREC Holdco as collateral for the loan.

Investment in to be constructed assets: Pursuant to various engineering, procurement and construction contracts to which 10 operating entities of the company are individually a party, the operating entities, and indirectly the company, has committed an outstanding balance of approximately $21.7 million to complete construction of the facilities. Based upon current construction schedules, the expectation is these commitments will be fulfilled in 2019 into 2020. In addition, 7 operating entities of the company are individually a party, the operating entities, and indirectly the company, has committed an outstanding balance of approximately $26.6 million to purchase modules for the construction of the facilities.

Investment in operating assets: On June 28, 2019, GREC signed a purchase and sale agreement to acquire an interest in Community Wind South, a 30.75 MW operating wind farm located in Nobles County, Minnesota (“CWS”), pending regulatory approval. The Project reached Commercial Operations (“COD”) in December 2012 and has 20-year busbar power and REC contracts with Northern States Power (A2/A-), a wholly owned subsidiary of Xcel Energy, with 13 years remaining on the contract.

Unsecured guarantee of subsidiary renewable energy credit (“REC”) forward contracts: For the majority of the forward REC contracts currently effective as of June 30, 2019 where a subsidiary of the company is the principal, the company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is approximately $717,250 as of June 30, 2019.

See Note 1 — Organization and Operations of the Company and Note 5 — Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the six months ended June 30, 2019.

	For the six months ended June 30, 2019
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.54	$8.34	$8.54	$8.55	$8.76
Net investment income(3)	0.02	0.02	0.02	0.02	0.02
Net realized and unrealized gain/(loss) on investments, net of incentive allocation to special unitholder	0.32	0.32	0.32	0.32	0.32
Change in translation of assets and liabilities denominated in foreign currencies (4)	-	-	-	-	-
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)
Net increase in net assets attributed to common equityholders	0.29	0.29	0.29	0.29	0.29
Shareholder distributions:
Distributions from net investment income	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Distributions from offering proceeds	(0.29)	(0.29)	(0.29)	(0.29)	(0.28)
Offering costs and deferred sales commissions	(0.01)	(0.04)	(0.01)	-	-
Other(2)	(0.04)	0.02	(0.04)	(0.03)	0.01
Net decrease in members’ equity attributed to common shares	(0.35)	(0.32)	(0.35)	(0.33)	(0.28)
Net asset value for common shares at end of period	$8.48	$8.31	$8.48	$8.51	$8.77
Common shareholders’ equity at end of period	$146,181,048	$22,324,948	$56,557,033	$154,086	$154,366,462
Common shares outstanding at end of period	17,234,421	2,687,897	6,667,949	18,109	17,608,643

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	2.79%	3.14%	2.79%	2.96%	3.43%
Ratio of net investment income to average net assets	0.36%	0.37%	0.36%	0.36%	0.35%
Ratio of operating expenses to average net assets	4.14%	4.24%	4.14%	4.13%	4.03%
Portfolio turnover rate	0.01%	0.01%	0.01%	0.01%	0.01%

(1)	The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the period ended June 30, 2019, which were 17,284,101, 2,587,306, 6,606,106, 17,569 and 14,843,446, respectively.

(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.

(4)	Amount is less than $0.01 per share.

The following is a schedule of financial highlights of the company attributed to Class A, C, I and P-I shares for the six months ended June 30, 2018.

	For the six months ended June 30, 2018
	Class A Shares	Class C Shares	Class I Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.68	$8.42	$8.68	$8.81
Net investment income(3)	0.25	0.25	0.25	0.25
Net realized and unrealized gain on investments, net of incentive allocation to special unitholder	0.19	0.19	0.19	0.19
Change in translation of assets and liabilities denominated in foreign currencies (4)	—	—	—	—
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.05)	(0.05)	(0.05)	(0.05)
Net increase in net assets attributed to common equityholders	0.39	0.39	0.39	0.39
Shareholder distributions:
Distributions from net investment income	(0.20)	(0.20)	(0.20)	(0.20)
Distributions from offering proceeds	(0.10)	(0.09)	(0.10)	(0.08)
Offering costs and deferred sales commissions	(0.02)	(0.05)	(0.03)	—
Other(2)	(0.03)	0.03	(0.02)	(0.02)
Net increase in members’ equity attributed to common shares	0.04	0.08	0.04	0.09
Net asset value for common shares at end of period	$8.72	$8.50	$8.72	$8.90
Common shareholders’ equity at end of period	$134,682,318	$15,497,098	$46,767,667	$63,632,815
Common shares outstanding at end of period	15,439,761	1,823,693	5,361,369	7,150,109

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	3.97%	4.48%	3.96%	4.36%
Ratio of net investment income to average net assets	5.90%	6.07%	5.90%	5.82%
Ratio of operating expenses to average net assets	4.20%	4.32%	4.20%	4.14%
Portfolio turnover rate	0.02%	0.02%	0.02%	0.02%

(1)	The per share data for Class A, C, I and P-I Shares were derived by using the weighted average shares outstanding during the period ended June 30, 2018, which were 14,602,262, 1,613,731, 4,961,319 and 4,689,184, respectively.

(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.

(4)	Amount is less than $0.01 per share.

Note 11. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2019 (unaudited).

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

Our business objective is to generate attractive risk-adjusted returns for our members, consisting of both current income and long-term capital appreciation, by acquiring and financing the construction and/or operation of income-generating renewable energy, energy efficiency and sustainable development projects, primarily within but also outside of North America. We expect the size of our investments to generally range between approximately $1 million and $100 million. We will seek to maximize our risk-adjusted returns by: (1) capitalizing on market opportunities; (2) focusing on hard assets that produce dependable cash flows; (3) efficiently utilizing government incentives where available; (4) employing creative deal structuring to optimize capital and ownership structures; (5) partnering with experienced financial, legal, engineering and other professional firms; (6) employing sound due diligence and risk mitigation processes; and (7) monitoring and managing our portfolio of assets on an ongoing basis.

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

We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time compared to other renewable energy classes. Therefore, we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives make wind energy and other types of projects attractive as well.

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

Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others. To the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses will be included.

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

Our strategy will be tailored to balance long-term cash flow certainty, which we can achieve through long-term agreements for our products, with shorter term arrangements that allow us to potentially generate higher risk-adjusted returns. We may provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, and make minority equity investments. We may also participate in projects by acquiring contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of a project. We may also make equity investments in or loans to parties financing the supply of renewable energy and energy efficiency to residential and commercial customers or the adoption of strategies to reduce the consumption of energy by those customers.

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

We employ a rigorous credit underwriting process for each of our contractual counterparties: (1) identification of high credit quality counterparties with appropriate bonding and insurance capacity; (2) where available, the review of counterparty financial statements and/or publicly available credit rating reports; (3) worst-case analysis testing of assets; (4) ongoing monitoring of acquired assets and counterparty creditworthiness, including monitoring the public credit ratings reports issued by Moody’s and Standard and Poor’s; and (5) individual FICO scores in regard to residential solar where the homeowner is the counterparty.

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the six months ended June 30, 2019 and the year ended December 31, 2018.

	For the six months ended June 30, 2019	For the year ended December 31, 2018
Investment grade:
Utility	63.2%	71.1%
Municipality	8.8	6.1
Corporation	0.2	0.6
Subtotal investment grade	72.2%	77.8%

Non-investment grade or no rating:
Utility	8.2%	0.2%
Municipality	2.4	2.7
Residential	15.1	17.8
Corporation	2.1	1.5
Subtotal non-investment grade or no rating	27.8%	22.2%

Total	100.0%	100.0%

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

We currently finance energy efficiency projects, which seek to enable residential customers, businesses, and governmental organizations to consume less energy while at the same time providing the same or greater level of amenity. Financing for energy efficiency projects is generally used to pay for energy efficiency retrofits of buildings, homes, businesses, and replacement of other inefficient energy consuming assets with more modern technologies. These projects are structured to provide predictable long-term cash flows by receiving a portion of the energy savings and the potential sale of associated RECs and EECs generated by such installations. In each of our renewable energy and energy efficiency investments, we intend, where appropriate, to maximize the benefits of renewable portfolio standards or RPS as well as other U.S. federal, state and local government support and incentives for the renewable energy industry.

The table below sets forth the company’s investments in alternative energy generation portfolios as June 30, 2019.

	Acquisition Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Conic Portfolio	First quarter 2018, Second quarter 2018, Fourth quarter 2018	Commercial Solar	Colorado, North Carolina	Managing member, majority equity owner	$40,251,900	Commercial ground mounted photovoltaic systems	36.93
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015, Second quarter 2018, First quarter 2019	Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$39,059,190	Commercial ground and roof mounted photovoltaic systems	32.49
Foresight Solar Portfolio	Fourth quarter 2017	Commercial Solar	California, Colorado	Managing member, majority equity owner	$13,900,000	Commercial ground mounted photovoltaic systems	10.07
Golden Horizons Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	100% equity ownership	$9,400,000	Commercial ground mounted photovoltaic systems	7.79
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Commercial Solar	Vermont	100% equity ownership	$17,582,823	Commercial ground mounted photovoltaic systems	7.39
Magnolia Sun Portfolio	Third quarter 2015, Third quarter 2016	Commercial Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted photovoltaic systems	5.30
Midway III Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	Managing member, majority equity owner	$10,258,905	Commercial ground mounted photovoltaic systems	26.00
Raleigh Portfolio	Third quarter 2017	Commercial Solar	North Carolina	Managing member, majority equity owner	$20,822,198	Commercial ground mounted photovoltaic systems	27.83
Six States Solar Portfolio	Fourth quarter 2015, Second quarter 2016, Third quarter 2017, Second quarter 2018	Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% equity ownership	$12,570,306	Commercial ground and roof mounted solar photovoltaic systems	12.97
Sunny Mountain Portfolio	Third quarter 2014	Commercial Solar	Colorado	100% equity ownership	$884,578	Commercial and residential roof mounted solar photovoltaic systems	0.80

Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Residential Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	0.56
Enfinity Colorado DHA Portfolio	First quarter 2017	Residential Solar	Colorado	100% equity ownership	$1,450,000	Residential rooftop mounted solar photovoltaic systems	2.51
Greenbacker Residential Solar Portfolio	Third quarter 2016, First quarter 2017, Second quarter 2017	Residential Solar	Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	100% equity ownership or managing member, majority equity owner	$28,100,000	Residential rooftop mounted solar photovoltaic systems	18.56
Greenbacker Residential Solar Portfolio II	Second quarter 2017	Residential Solar	Arizona, California, Connecticut, Maryland, Massachusetts, Nevada, New Jersey and New York	Managing member, majority equity owner	$6,830,000	Residential rooftop mounted solar photovoltaic systems	10.22
Greenbacker Wind Portfolio - California	Fourth quarter 2017	Wind	California	100% equity ownership	$9,500,000	Operating wind power facilities	6.00
Greenbacker Wind Portfolio - Idaho	Second quarter 2017	Wind	Idaho	100% equity ownership	$7,320,000	Operating wind power facilities	10.50
Greenbacker Wind Portfolio - Montana	Fourth quarter 2015, Fourth quarter 2016	Wind	Montana	100% equity ownership or managing member, equity owner	$22,249,487	Operating wind power facilities	35.00
Greenbacker Wind Portfolio - Vermont	Fourth quarter 2017	Wind	Vermont	100% equity ownership	$24,917,193	Operating wind power facilities	10.00
Eagle Valley Biomass	Second quarter 2019	Biomass	Colorado	100% equity ownership	$20,432,600	Operating biomass facility	12.00
Colorado CES	Second quarter 2019	Pre-Operational Assets	Colorado	100% equity ownership	$2,125,000	Commercial ground and roof mounted photovoltaic systems	5.62
Omni Portfolio	First Quarter 2019	Pre-Operational Assets	California, New Jersey, Maryland	100% equity ownership	$9,984,242	Commercial ground and roof mounted photovoltaic systems	21.16
Phoenix Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	Maryland, Pennsylvania, New Jersey	100% equity ownership	$15,566,474	Commercial ground and roof mounted photovoltaic systems	10.89
SE Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	North Carolina	100% equity ownership	$36,819,905	Commercial ground mounted photovoltaic systems	21.79

Turquoise Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	Nevada	100% equity ownership	$19,773,500	Commercial ground and roof mounted photovoltaic systems	60.65
Other Portfolios	Third quarter 2018, Fourth quarter 2018, Second quarter 2019	Pre-Operational Assets	California & U.S.	100% equity ownership	$2,044,528	Commercial ground and roof mounted photovoltaic systems	N/A
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency	Puerto Rico	Capital lease	$421,768	Energy efficiency LED lighting	N/A
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency	Pennsylvania	Secured loan	$514,140	Energy efficiency LED lighting	N/A
SE Solar Loan	First quarter 2019	Secured Loan	North Carolina	Secured Loan	$5,000,000	Loan	N/A
Wind - MA Loan	Second quarter 2019	Secured Loan	Massachusetts	Secured Loan	$5,750,000	Loan	N/A

*	Approximate.

**	Does not include assumed project level debt.

***	100% Equity ownership, majority equity owner (>50%), equity owner (<50%), Managing Member of the Limited Liability Company, secured loan or a capital lease

****	Includes pre-acquisition and due diligence expenses.

The investments described above have allowed us to execute on our strategy of constructing a portfolio of projects offering predictable power generation characteristics and generally stable income streams which include seasonal solar generation income (generally stronger in the summer months), wind generation income (generally stronger in the winter months), biomass generation income, and energy efficiency lights investments.

The LLC conducts a significant portion of its operations through GREC, of which the LLC is the sole shareholder–both shares of common stock and the special preferred stock. We intend to continue to operate our business in a manner permitting us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are not a blank check company within the meaning of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”) and have no specific intent to engage in a merger or acquisition in the next 12 months.

Pursuant to the now-terminated Registration Statement on Form S-1 (File No. 333-211571), we offered on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests, consisting of up to $800,000,000 of shares in the primary offering and up to $200,000,000 of shares pursuant to the Distribution Reinvestment Plan (the “DRP”). The primary offering was terminated on March 29, 2019. SC Distributors, LLC was the dealer manager for the primary offering. The company’s initial offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) terminated on February 7, 2017. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 ( File No. 333-231960) we are offering a maximum of $10,000,000 in shares of our common stock to our existing stockholders pursuant to the DRP. Shares of the company’s limited liability company interests issued pursuant to the DRP are initially being offered at the price equal to the then current offering price per each class of shares.

After the finalization of the June 30, 2019 net asset value, the current offering price of the Class P-I shares is $8.77 per share.

As of June 30, 2019, and December 31, 2018, through initial purchases of shares and participation in the DRP program, our advisor owned 23,601 shares.

As of June 30, 2019, we had received subscriptions for and issued 45,967,567 of our shares (including shares issued under the DRP) for gross proceeds of $428,307,585 (before dealer-manager fees of $4,307,374 and selling commissions of $14,190,829 for net proceeds of $409,809,382). As of December 31, 2018, we had received subscriptions for and issued 38,319,164 of our shares (including shares issued under the DRP) for gross proceeds of $360,420,438 (before dealer-manager fees of $4,075,482 and selling commissions of $13,596,582 for net proceeds of $342,748,374).

Current Competition in the Alternative Energy - Solar Marketplace

The solar financing market started as a cottage industry where developers would bring together high net worth investors to fund single solar and wind transactions. Though successful in jump starting the industry, true capital formation is a relatively new phenomenon and is not as well developed as in other asset classes. Currently in the alternative energy — solar marketplace, there are several sources of capital:

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

However, to facilitate the most favorable exit for the sponsors, the developer/owner operators seek to accumulate a significant portfolio of operating assets to provide a base level of stable and predictable earnings for the enterprise. Through a combination of developer profits and leverage they can generate satisfactory ongoing returns with the bulk of the upside being generated for the sponsors through the exit. Particularly in circumstances where equity markets experience a downturn, we are of the opinion this group of buyers will ultimately be capital constrained.

●	Single Purpose Limited Partnerships. These entities are typically funded by high net worth individuals or family offices and are generally focused on a small number of deals as they have a limited amount of capital to invest.

●	Utilities. Institutional investors including large life insurance companies, pension funds and infrastructure funds. This sector dominates investment in the larger projects (i.e. $100,000,000 or greater). We tend not to encounter this group in the markets we target because scale is always an important consideration for larger institutions.

In management’s view, the company has been competitive in bidding for solar assets against all these sources of capital and maintains a significant pipeline of deals which can be consummated as offering proceeds are raised.

Opportunities in Solar Power Today

We believe that the greatest opportunity exists within the Small Utility Scale segment of the market where the company can buy assets with similar commercial attributes to the Large Utility Scale projects—Investment Grade off-taker, same equipment and warrantees, same operations and maintenance service provider, etc. —but where returns are higher. In our view, there is a significant opportunity to aggregate portfolios of high-quality Small Utility Scale projects working with experienced developers looking for a reliable and sustainable source of capital to increase the certainty of them closing transactions. As a result, we have been focusing on building relationships with respected developers with a view to acquiring pipelines of projects rather than one-off deals.

By working closely with developers to efficiently close their transactions, we are seeking to create a sustainable competitive advantage which will lead to recurring and consistent deal flow. Recently, we have been working with developers of residential rooftop solar assets. We believe a significant opportunity exists to securitize residential solar assets once significant scale is achieved resulting in increased value and return. Importantly our strategy is differentiated from the developer/owner operators mentioned above because we do not ever seek to compete with the developers. We seek to work in lock-step with developers so that they can achieve sustainable development profits and we have access to pipelines of transactions, which align with our current investment strategy and focus.

Current Competition in the Alternative Energy — Wind Marketplace

Although it has slowed somewhat due to the expiration of the PTC, the financing market for wind investments continues to be robust in the United States,. According to EIA data wind power is on track to surpass hydropower as the U.S. grid’s largest source of renewable electricity in 2019.

●	The EIA forecasts wind additions will bring installed capacity from 96 gigawatts to 107 gigawatts by the end of the year, with another 7 gigawatts coming in 2020.

●	Renewable portfolio standards are expected to continue to drive development in the wind sector particularly in the Northeast U.S. and California.

Thus, current market conditions remain favorable for additional wind development in 2019. Particularly for smaller middle market transactions involving assets similar to those in our current portfolio, we believe that we will continue to be competitive in bidding for wind assets. We also believe that we may see opportunities to purchase operating wind assets which have run through their tax credits.

Opportunities in Wind Today

We believe that the middle market segment presents the best opportunities for investment. This sector faces less competition for assets than the large utility scale sector, which tends to be fully banked. Furthermore, we believe that targeted investments in select wind opportunities provides us with increased diversification of cash flows stemming from the fact that wind assets tend to perform better in the winter months while solar tends to perform better in the summer months.

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

Size of portfolio. The size of our portfolio of investments is a key revenue driver. Generally, as the size of our portfolio grows, the amount of income we receive will increase. In addition, our portfolio of investments may grow at an uneven pace as opportunities to make investments in our target assets may be irregularly timed, and the timing and extent of GCM’s success in identifying such assets, and our success in acquiring such assets, cannot be predicted. Lastly, other than management fees, most of our expenses are of a fixed nature. Therefore, expenses as a percentage of net assets are reduced as the net assets of the company increase.

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

Credit risk. We encounter credit risk relating to: (1) counterparties to the electricity and environmental credit sales agreements (including PPAs) for our projects; (2) counterparties responsible for project construction and hedging arrangements; (3) companies in which we may invest; and (4) any potential debt financing we or our projects may obtain. We seek to mitigate credit risk by entering into contracts with high quality counterparties. However, it is still possible that these counterparties may be unable to fulfill their contractual obligations to us.

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

Electricity prices. All our projects benefit from take-or-pay agreements with terms structured to take 100% of the power output. On average, the contracts in our existing portfolio have approximately 16 years remaining prior to exposure to market prices. The credit standing of the contract counterparty is a particular focus in situations where the contracts have a price escalator. Escalating contracts create an incentive for the counterparty to not continue to perform if the contract pricing deviates materially from the market price. If the contract is with a public or investment grade entity, we have generally been confident that the contract terms will be honored. The only exception might apply in situations where rising electricity prices could create pressure around a political change in at the state or local level.

Due to the take-or-pay nature of the contracts, management believes that the company is largely insulated from the daily volatility of the electricity market prices. With that said, it would be imprudent of us not to keep an eye to what is happening across these markets and to stay abreast of developments in the industry as they occur. Over recent years, we have seen a lot of volatility in gas prices. However, that volatility has been slow to translate into movements in the electricity prices.

Electricity pricing is a function of a range of factors. The price of gas is just one component. Electricity prices also include: (1) a recovery of the cost of the generation plant; (2) the labor to operate it; (3) the cost to transport the fuel to the plant; (4) the cost to wheel the power to the customer;(5) the cost to administer the utility; etc… Thus, gas price volatility is less impactful on the delivered price of electricity than one might expect.

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

Changes in market interest rates. To the extent that we use debt financing with unhedged floating interest rates, or in the case of any refinancing, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase. This would decrease the value of our debt investments. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease and the value of our debt investments to increase.

Market conditions. We believe that demand for alternative forms of energy from traditional fossil-fuel energy will continue to grow as countries seek to reduce their dependence on outside sources of energy and as the political and social climate continues to demand social responsibility on environmental matters. Notwithstanding this growing demand, particularly with respect to small and mid-sized projects and businesses that are newly developed, we believe that a significant shortage of capital currently exists in the market to satisfy the demands of the renewable energy sector in the United States and around the world.

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

Future changes, which could impact the returns on future transactions, will be factored into our buying decisions. In the past, we have seen government policy drive a lot of development activity. For example, when the government announces the phasing out of a tax incentive, developers race to get projects to a stage that ensures the project qualifies for the incentive. Policy driven activity is generally short lived but can skew the investment supply and demand dynamic.

From the federal perspective, changes in tax and regulatory policy could negatively affect prospective returns. Federal tax incentives are comprised of MACRS depreciation and the ITC. MACRS results in accelerated depreciation of renewable assets over a 5.5-year period. Given the wide application of MACRS to other asset classes, we believe it is less susceptible to change than the ITC. The ITC is a tax incentive that allows an investor to take up to 30% of the installed cost of a solar system as a federal tax credit. This rule was extended at the end of 2015 with the credit amounts incrementally lowered over the next few years from 30% in 2016 to 10% in 2022 and beyond.

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

Generally speaking, the policy changes that have occurred over the past decade at the U.S. Environmental Protection Agency and U.S. Department of Energy have been very positive for renewables: stronger emission regulations and other mandates improving the case for renewable energy assets. While the current U.S. administration has indicated greater support for traditional sources of energy and the potential reduction in support for alternative energy production, we believe that any changes enacted by the current U.S. administration will not have a material impact on our operations. In addition, in 2018, the U.S. imposed tariffs on photovoltaic (“PV”) panels imported to the U.S. that could have an impact on overall U.S. demand.

The regulatory market for electric power is highly fragmented with each state having significant influence over the functioning of their respective markets. The states are the primary regulator for the utilities and they’ve implemented widely divergent policies at the state level. For example, some states allow utilities to be vertically integrated: producers of power as well as operators of the grid. Other states have separated those functions entirely.

We believe that this market diversity is a benefit for our program. States have been highly adept at advancing programs designed to benefit renewable energy with or without federal government support. There are currently 29 states that have developed a renewable portfolio standard. As a result, we see state regulatory issues as a shifting mosaic of opportunities where some markets will present opportunities while others become less attractive on a prospective basis.

Critical Accounting Policies and Use of Estimates

The following discussion addresses the accounting policies utilized based on our current operations. Our most critical accounting policies involve decisions and assessments that affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates may be expanded over time as we continue to implement our business and operating strategy. The material accounting policies and estimates that are most critical to an investor’s understanding of our financial results and condition, as well as those that require complex judgment decisions by our management, are discussed below.

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

Investment Classification

We classify our investments by level of control. “Control Investments” are investments in companies in which we own 25% or more of the voting securities of such company, have greater than 50% representation on such company’s board of directors, or that are limited liability companies for which we are the managing member. “Affiliate Investments” are investments in companies in which we own 5% or more and less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are investments that are neither Control Investments nor Affiliate Investments. Because our consolidated financial statements are prepared in accordance with ASC Topic 946, we do not consolidate companies in which we have Control Investments, nor do we apply the equity method of accounting to our Control Investments or Affiliate Investments.

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

Loan investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts (for example, interest and amortization payments) to a single present value amount calculated using an appropriate discount rate. The measurement is based on the net present value using current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our loans include as applicable: debt covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the project’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer business entities that are public, mergers and acquisitions comparables, the principal market and enterprise values, among other factors.

Equity investments are also valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts (for example net cash flows or earnings) to a single present value amount calculated using an appropriate discount rate.

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

OTC derivatives including swap contracts are valued daily using observable inputs, such as quotations provided by an independent pricing service, the counterparty, broker-dealers, whenever available and considered reliable.

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

Level 3: Inputs derived from a significant amount of unobservable market data and derived primarily using internal valuation methodologies.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. If we have reason to doubt our ability to collect such interest, we do not accrue as a receivable interest on loans and debt securities for accounting purposes. Original issue discounts, market discounts, or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Any application, origination or other fees earned by the company in arranging or issuing debt are amortized over the expected term of the loan.

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

Dividend income is recorded on the ex-dividend date for publicly issued securities and when received from private investments. The timing and amount of dividend income is determined on at least a quarterly basis by GREC. This process includes an analysis at the individual SPV level based on cash available from operations and working capital ratios needed for the SPVs daily operations. Dividend income from our privately held, equity investments are recognized when approved. Dividends received from the company’s private investments, which generally reflect net cash flow from operations, are declared, accrued and paid on a quarterly basis at a minimum.

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

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares, sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. As of June 30, 2019, and December 31, 2018, the company recorded a liability for deferred sales commissions in the amount of $142,510 and $191,706, respectively.

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

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

●	the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering;

●	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

●	the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have: (1) more than $700,000,000 in outstanding common equity held by our non-affiliates as of the last day of our most recently completed second fiscal quarter; (2) been a public company for at least 12 months; and (3) filed at least one annual report with the SEC. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

The JOBS Act also provides that an “emerging growth company” can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we are choosing to opt out of that extended transition period. We will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Portfolio and Investment Activity

As of June 30, 2019, the company invested in numerous solar, wind, biomass, and energy efficiency projects included in 28 investment portfolios, as well as three secured loans, as follows:

Conic Portfolio

Colorado CSG, consists of 12 operational community solar projects located in Colorado with a combined generating capacity of approximately 23.1 MW. The Projects all reached commercial operations date between December 2018 and June 2019. The Projects are part of Xcel Energy’s Community Solar Garden (“CSG”) program.

Sun Farm V & VI is also included within the Conic Portfolio and consists of two operating solar PV systems, 6.9 MW Sun Farm V and 7.0 MW Sun Farm VI, located in Perquimans County, North Carolina. The projects were placed in service in the fourth quarter of 2018 and sell power to large utility company through a 15-year fixed price PPA.

East to West Solar Portfolio

The company owns 9.8 MWs of operating solar power facilities located on 13 sites in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina (the “East to West Solar Portfolio”). The East to West Solar Portfolio consists of ground and roof mounted solar systems (each, a “System”) located on municipal and commercial properties as follows:

1.	Denver International Airport – The Denver International Airport System has a generation capacity of 1.6 MW and is located in Denver, Colorado. The System sells power directly to the City and County of Denver Department of Aviation, under a 25-year fixed rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year contract.

2.	Progress Energy I – The Progress Energy I System has a generation capacity of 2.5 MW and is located in Laurinburg, North Carolina. The system sells power directly to the local utility Duke Energy/Progress Energy Carolinas, Inc. under a 20-year fixed rate PPA.

3.	Progress Energy II – The Progress Energy II System has a generation capacity of 2.5 MW and is located in Laurinburg, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc. under a 15-year fixed rate PPA and also sells SRECs to the same off-taker under a 15-year contract.

4.	SunSense I – The SunSense I System has a generation capacity of 0.5 MW and is located in Raleigh, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc., under a 20-year fixed rate PPA.

5.	SunSense II – The SunSense II System has a generation capacity of 0.5 MW and is located in Clayton, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc., under a 20-year fixed rate PPA.

6.	SunSense III – The SunSense III System has a generation capacity of 0.5 MW and is located in Fletcher, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc. under a 20-year fixed rate PPA.

7.	NIPSCO III – The NIPSCO “Turtle Top” System has a generation capacity of 0.4 MW and is located in New Paris, Indiana. The system sells power directly to the local utility, Northern Indiana Public Service Company (NIPSCO), under a 15-year escalating rate PPA.

8.	OUC I – The OUC I System has a generation capacity of 0.4 MW and is located in Orlando, Florida. The system sells power directly to the local utility, Orlando Utilities Commission, under a 25-year fixed rate PPA.

9.	KIUC – The KIUC System has a generation capacity of 0.4 MW and is located in Koloa, Hawaii. The system sells power directly to the local utility, the Kauai Island Utility Cooperative, under a 20-year fixed rate PPA.

10.	TJ Maxx – The TJ Maxx System has a generation capacity of 0.2 MW and is located in Bloomfield, Connecticut. The system sells power directly to the H.G. Conn. Realty Corp under a 15-year escalating fixed rate PPA.

11.	Denver Public Schools (Green Valley) – The Green Valley System has a generation capacity of 0.1 MW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year fixed rate contract.

12.	Denver Public Schools (Rachel B. Noel) – The Rachel B. Noel System has a generation capacity of 0.1 MW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating rate PPA. The System also sells SRECs to the local utility, Xcel Energy, under a 20-year fixed rate contract.

13.	Denver Public Schools (Greenwood) – The Greenwood System has a generation capacity of 0.1 MW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year fixed rate contract.

Separately, the company owns two additional operating solar PV systems, each with approximately 1.0 MW in power generation and together comprising a total of 2.0 MW, located in Gainesville, Florida (the “Gainesville Solar” facilities). Details of Gainesville Solar, which are included in the East to West Solar Portfolio, are as follows:

1.	MLH2 - The MLH2 System has a generation capacity of 1.0 MW and is located in Gainesville, Florida, on land owned by the company. The system sells power directly to the local utility, Gainesville Regional Utility, under a 20-year fixed rate PPA.

2.	MLH3 – The MLH3 System has a generation capacity of 1.0 MW and is located in Gainesville, Florida. The system sells power directly to the local utility, Gainesville Regional Utility, under a 20-year fixed rate PPA.

The company owns two operating solar PV systems comprising a total of 7.6 MW (the “NC Tar Heel” facilities) located in North Carolina through an equity investment of approximately $8,400,000 plus working capital.

Details of the NC Tar Heel facilities, which is included in the East to West Solar Portfolio, are as follows:

1.	Person County Solar Park 2 (PCIP) – The PCIP System has a generation capacity of 1.3 MW and is located in Timberlake, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy under a 20-year escalating rate PPA.

2.	South Robeson – The South Robeson System has a generation capacity of 6.4 MW and is located in Rowland, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc. under a 15-year fixed rate PPA. The System also sells RECs to the same off-taker under a 15-year fixed price contract.

In addition, the company owns Phelps 158 Solar Farm, LLC a solar photovoltaic system with capacity of approximately 6.7 MW located in Conway, North Carolina. Phelps 158 Solar Farm, LLC is included in the East to West Solar Portfolio.

Lastly, the company purchased the managing member interest for a 6.3 MW portfolio of two utility scale solar projects (“Rockville Portfolio”). The Rockville Portfolio projects have been operating since 2014. The projects consist of 3.1 MW site ground-mounted project and a 3.2 MW roof-mounted project, both located in Indianapolis, Indiana. The projects are contracted for 15 years through PPAs with Indianapolis Power & Light.

Foresight Solar Portfolio

The Foresight Solar Portfolio is a 10.0 MW portfolio of operating solar projects located in California and Colorado. The portfolio consists of 6 operating ground mount systems between 0.5 MW and 2.0 MW which have been operational since Q3 2013 through Q4 2014.

Golden Horizons Portfolio

The Golden Horizons Portfolio consists of two operating solar photovoltaic PV systems comprising 7.8 MW located in North Palm Springs, California. The projects were placed in service during 2011 and sell power to California utility through a 20-year PPA.

Green Maple Portfolio

The company owns 9 solar power facilities in various locations in the state of Vermont (the “Green Maple Portfolio”). A brief summary of each project is as follows:

1.	Charter Hill Solar – The Charter Hill System has a generation capacity of 1.1 MW and is located in Rutland, Vermont. The system sells power directly to the local utility, Green Mountain Power, under a 25-year fixed rate PPA.

2.	Williamstown Solar – The Williamstown System has a generation capacity of 0.8 MW and is located in Williamstown, Vermont. The system sells power to a commercial off-taker under a 20-year fixed rate PPA.

3.	GLC Chester Solar – The GLC Chester System has a generation capacity of 0.8 MW and is located in Chester Township, Vermont. The system sells power to various municipal off-takers under 20-year fixed rate PPAs.

4.	Pittsford Solar – The Pittsford system has a generation capacity of 0.7 MW and is located in Pittsford Township, Vermont. The system sells power to various commercial off-takers under 20-year fixed rate PPAs.

5.	Novus Royalton Solar – The Novus Royalton system has a generation capacity of 0.7 MW and is located in Royalton, Vermont. The system sells power to various municipal off-takers under 20-year fixed rate PPAs.

6.	Proctor GLC Solar LLC – The Proctor GLC system has a generation capacity of 0.7 MW and is located in Proctor, Vermont. The system sells power to a municipal off-taker under a 20-year fixed rate PPA.

7.	Hartford Solarfield LLC – The Hartford Solarfield system has a generation capacity of 0.7 MW and is located in Hartford, Vermont. The system sells power to a municipal off-taker under a 20-year fixed rate PPA.

8.	46 Precision Drive LLC – The 46 Precision Drive system has a generation capacity of 0.7 MW and is located in North Springfield, Vermont. The system sells power to a municipal off-taker under a 20-year fixed rate PPA.

9.	City Garden Solar LLC – The City Garden system has a generation capacity of 1.2 MW and is located in Rutland, Vermont. The system sells power directly to the local utility, Green Mountain Power, under a 25-year fixed rate PPA.

Magnolia Sun Portfolio

1.	Powerhouse One — The company owns four solar facilities located in Tennessee, with a total generation capacity of 3.0 MW. The facilities consist of commercial grade, ground mounted solar systems located on leased property within a five-mile radius in Fayetteville, Tennessee. The systems sell power directly to two local utilities; Tennessee Valley Authority and Fayetteville Public Utilities under long term PPAs.

2.	CaMa Solar — The company owns two solar facilities in California, and one in Massachusetts, with a total generation capacity of 0.6 MW. The California systems sell power to municipal off-takers; Santa Cruz City Schools, and Petaluma City Schools of Sonoma County, under long-term PPAs. The Massachusetts systems sells power to the WGBH Educational Foundation, located in Boston, MA, under a long-term PPA.

3.	SolaVerde — The company owns eleven solar facilities in Tennessee with a total capacity of 1.7 MW. Eight of the systems sell power directly to the local utility, Tennessee Valley Authority, under a long-term PPA. Three of the systems sell power to municipal off-takers.

Midway III Portfolio

The Midway III portfolio, located in California, was operational as of September 6, 2018. It encompasses an approximate generation capacity of 26.0 MW, with all power sold to large utility company in California.

Raleigh Portfolio

The Raleigh Portfolio consists of five operating solar PV systems located in eastern North Carolina with total generation capacity of 27.8 MW. The systems are generally described as follows:

1.	Faison — This system has generation capacity of 2.3 MW and is located in Faison, North Carolina. The system sells power to Duke Energy/Progress Energy Carolinas, Inc. under a 15-year PPA which commenced in 2015.

2.	Four Oaks — This system has generation capacity of 6.5 MW and is located in Four Oaks, North Carolina. The system sells power to Duke Energy/Progress Energy Carolinas, Inc. under a 15-year PPA which commenced in 2015.

3.	Nitro — This system has generation capacity of 6.2 MW and is located in Smithfield, North Carolina. The system sells power to Duke Energy/Progress Energy Carolinas, Inc. under a 15-year PPA which commenced in 2015.

4.	Sarah — This system has generation capacity of 6.3 MW and is located in Louisburg, North Carolina. The system sells power to Duke Energy/Progress Energy Carolinas, Inc. under a 15-year PPA which commenced in 2015.

5.	Princeton — This system has generation capacity of 6.5 MW and is located in Princeton, North Carolina. The system sells power to Duke Energy/Progress Energy Carolinas, Inc. under a 15-year PPA which commenced in 2015.

Six States Solar Portfolio

The company previously leased 13.0 MW of operating solar power facilities located on 27 sites in the states of Arizona, California, Colorado, Connecticut, Indiana, and North Carolina under a master lease agreement. During the remaining term of the lease, which is approximately 12 years, there is the potential for the company to purchase these assets directly upon agreement and consent of the parties, with over 82% of the contracted revenues from investment grade counterparties. During June 2018 the company acquired twelve solar systems comprising 4.6 MW that were previously leased. The Six States Solar Portfolio now consists of these 13 facilities plus the remaining fourteen facilities that continue to be leased along with the Floyd Road project noted below.

The owned Six States Solar Portfolio (the owned “SSS Portfolio”) consists of ground and roof mounted solar units located on municipal and commercial properties generally described as follows:

1.	The Town of Newington — Newington Public Schools - Newington Public Schools (“Newington”). The Newington system has generation capacity of 0.2 MW and is located in the Town of Newington, CT. The system sells power to the Town of Newington, which encompasses seven schools that serve approximately 4,200 students from kindergarten through 12th grade, which are accredited by the New England Association of Schools & Colleges.

2.	Regional School Department — Northwestern Regional School District #7 — Northwestern Regional School District (“Northwestern”). The Northwestern system has generation capacity of 0.4 MW and is located in Winsted, Connecticut. The system sells power to the Northwestern Regional School District which serves the total Regional Community with emphasis on middle school and high school students.

3.	City of Winters — The City of Winters (“Winters”). The Winters system has generation capacity of 0.3 MW and is located in Winters, California. The system sells power to the City of Winters which is part of the Sacramento-Arden-Arcade-Yuba City, California-Nevada region.

4.	Adams State College — Adams State College (“Adams”). The Adams system has generation capacity of 0.3 MW and is located in Alamosa, CO. The system sells power to Adams State College, a state-supported liberal arts university established in 1921. Additionally, RECs are sold to the local utility, Xcel Energy

5.	Sacramento County Water Agency — Sacramento County Water Agency (“SCWA”). The SCWA system has generation capacity of 0.9 MW and is located in Sacramento, California. The system sells power to the Sacramento County Waste Authority (“SCWA”) which was established in 1952 with the passage of the Sacramento County Water Agency Act and a commitment to providing safe and reliable drinking water to over 55,000 homes and businesses. Additionally, performance-based incentives are sold to the Sacramento Municipality Utility District (“SMUD”).

6.	Tanque Verde School District — Tanque Verde School District (“TVSD”). The TVSD system is comprised of four systems located in Tucson, AZ with a total generation capacity of 1.2 MW. The systems sell power to the TVSD, which encompasses four schools. Additionally, RECs are sold to the local utility, Tuscan Electric Power.

7.	Northern Indiana Public Service Company — Northern Indiana Public Service Company (“NIPSCO”). The NIPSCO system comprised of three systems located in Goshen, Milford, and Topeka, Indiana with a total generation capacity of 1.3 MW. The systems sell power to NIPSCO, Indiana’s largest natural gas distributor and second-largest distributor of electricity serving more than one million customers.

The leased Six States Solar Portfolio consists of approximately 8.4 MW of ground and roof mounted solar units located on municipal and commercial properties generally described as follows:

1.	South Adams County Water and Sanitation District — The South Adams County Water and Sanitation District (“South Adams”). The South Adams system has generation capacity of 0.2 MW and is located in Commerce City, CO. The system sells power under a long-term PPA to the South Adams County Water and Sanitation District, formed in 1953 under the State of Colorado Special District provisions to serve nearly 50,000 customers. Additionally, RECs are sold to the local utility, Xcel Energy.

2.	Floyd Road Solar Portfolio — The Floyd Road Solar Portfolio (“Floyd Road”) – The Floyd Road system has generation capacity of 6.8 MW and is located in Gaston, NC. The system sells power directly to the local utility, Dominion Energy, under a 15-year PPA. Additionally, RECs are sold to a third-party. The system achieved commercial operation in the second quarter of 2017. On July 14, 2017, the company sold Floyd Road for approximately $11,400,000 and leased the facility back for a period of 24 years. De Lage Landen Financial Services was the sale/leaseback entity.

3.	Denver Public Schools — Denver Public Schools (“DPS”). The DPS system is comprised of 13 systems located in Denver, CO with a total generation capacity of 1.5 MW. The systems sell power to DPS, which encompasses 185 schools that serve 90,150 students. Additionally, RECs are sold to the local utility, Xcel Energy.

Sunny Mountain Portfolio

The residential portion of the Sunny Mountain portfolio is comprised of twelve systems located across eight towns in Colorado with a total generation capacity of 0.1 MW while the commercial portion of the portfolio is comprised of 9 systems located in Boulder and Broomfield, CO with a total generation capacity of 0.7 MW. The systems sell power to various commercial and municipal off-takers under long-term PPAs.

With the inclusion of owned and leased assets, the company operates approximately 167.6 MW of operating commercial solar power facilities throughout the United States as of June 30, 2019.

Canadian Northern Lights Portfolio

The company owns a portfolio of 79 rooftop solar photovoltaic systems located within a 60-mile radius of Toronto, Ontario, Canada with a combined generation capacity of approximately 0.6 MW. The company sold one of the locations in June 2017. Standardized lease agreements are in place and the systems sell power directly to the local utility, Ontario Power Authority (“OPA”) under their microFIT solar program at a fixed rate.

There is a standardized lease that is signed with each of the home/building owners that allows the system to be operated and maintained during the term of each OPA contract. The lease has been designed to survive the sale of the home/building and there is a non-disturbance provision which will allow the owner of the system, the company, to operate the system for the entirety of the term. The home/building owner receives a modest annual rental payment for use of the rooftop.

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

Greenbacker Residential Solar Portfolio

The Greenbacker Residential Solar Portfolio consists of an 18.6 MW portfolio of approximately 2,389 residential rooftop solar systems located across 8 states including Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York. The energy generated by the systems has been sold under a mix of 20-year PPAs and operating leases to the various residential customers who on average have above average FICO Score Ratings. These systems were originally purchased from OneRoof Energy Inc. and certain direct and indirect subsidiaries in 2016 and 2017.

Greenbacker Residential Solar II Portfolio

The Greenbacker Residential Solar II Portfolio consists of a 10.2 MW portfolio of approximately 1,438 residential rooftop solar systems located across 8 states including Arizona, California, Connecticut, Massachusetts, Maryland, Nevada, New Jersey and New York. The energy generated by the systems has been sold under 20-year PPAs. These systems were originally purchased from a subsidiary of TERP and certain direct and indirect subsidiaries in 2017.

The company operates approximately 31.8 MW of operating residential solar power facilities throughout the United States and Canada as of June 30, 2019.

Greenbacker Wind — California Portfolio

Wagner Wind, purchased on December 26, 2017, is a 6.0 MW project located in Riverside, California that sells power directly to the City of Riverside California under a 15-year escalating rate PPA. The project consists of two 3.0 MW Vestas V90 turbines. The project was originally placed in service in the fourth quarter of 2012.

Greenbacker Wind — Idaho Portfolio

The Fossil Gulch Wind Park is a 10.5 MW project located in Hagerman, Idaho. The project sells power directly to the local public utility, Idaho Power Company, under a 20-year escalating PPA. Additionally, RECs are sold to a third party under a fixed-rate contract. The facility originally commenced operations in the third quarter of 2005, and it has been operated continuously since that date.

Greenbacker Wind — Montana Portfolio

The Fairfield Wind Project is a 10.0 MW facility located in Teton County, MT. The project sells power to NorthWestern Energy under a 20-year fixed-rate PPA. Additionally, RECs are sold to NorthWestern Energy under an escalating capped fixed-rate contract. The facility originally commenced operations in the second quarter of 2014.

The Greenfield Wind Project is a 25.0 MW facility located in Teton County, MT. The project sells power to NorthWestern Energy under a 25-year fixed-rate PPA, which includes the sale of RECs. The facility originally commenced operation in the fourth quarter of 2016.

Greenbacker Wind — Vermont Portfolio

Georgia Mountain Community Wind, purchased in December 2017, is a 10.0 MW project located in Mendon, Vermont that sells power directly to the City of Burlington Electric Department under a 25-year escalating rate PPA. The project consists of four 2.5 MW Goldwind turbines. The project was originally placed in service in the fourth quarter of 2012.

The company currently operates approximately 61.5 MW of operating wind power facilities throughout the United States.

EVCE BioMass Portfolio-

The EVCE Biomass Portfolio is currently comprised of an operating 12.0 MW biomass facility located in Gypsum, Colorado.

The company currently operates approximately 12.0 MW of biomass generation: an operating biomass facility in Colorado.

Colorado CES

The Colorado CES portfolio consists of costs associated with to be constructed community solar projects located in Colorado. The Projects are part of Xcel Energy’s Community Solar Garden program.

Omni Portfolio

The company purchased the rights to a 21.2 MW to-be-constructed solar portfolio located in California, New Jersey and Maryland. The Omni Portfolio started construction in Q1 2019 and is expected to achieve commercial operations in Q3 2019 or Q1 2020.

Phoenix Solar Portfolio

The company purchased the rights to a 10.9 MW portfolio of two solar projects (“Project Blue Star” and “Project Phoenix”, collectively the “Phoenix Solar Portfolio”). The Phoenix Solar Portfolio projects, which are located in Kent County and Prince Georges County, Maryland, are expected to reach commercial operation by August 2019.

In addition, the company purchased the rights to a 3.8 MW project in Pennsylvania. The project will be included in the Phoenix Solar Portfolio, and is located Northampton County, Pennsylvania. It is expected to reach commercial operation by December 2019.

SE Solar Portfolio

The company purchased the rights to a 21.8 MW portfolio of three solar projects (“SE Solar Portfolio”) located in Camden, Jamesville and Martin counties, North Carolina. Construction of the facilities has commenced, with closings to take place upon their reaching mechanical completion. All three facilities are expected to achieve commercial operations during 2019. Once operational, the SE Solar Portfolio will sell all power generated to an investment grade utility off taker through a 15-year fixed price PPA.

Turquoise Solar Portfolio

The company purchased Turquoise Nevada LLC (“Turquoise Solar”), a to-be-constructed 60.6-MW solar project located in Washoe County, NV. Turquoise Solar is estimated to start construction during 2019 and achieve commercial operations in Q2 2020. Once operational, Turquoise Nevada will sell 100% of generated electricity through a 25-year fixed-price PPA with a large regulated utility.

The company has under contract approximately 127.3 MW of pre-operational assets related to future commercial solar power facilities throughout the United States that are expected to become operational in 2019 and 2020.

Other

The other portfolio is currently comprised of acquisition costs related to solar farms being acquired in the United States.

GREC Energy Efficiency Portfolio

The company maintains three capital leases with AEC-LEDF, LLC related to the ownership of energy efficient lighting fixtures in three commercial locations in Puerto Rico, United States. The lease period under each of the master lease agreements correspond with underlying equipment service agreements between LED Funding LLC, the seller of the equipment to GREC Energy Efficiency Portfolio, and the owners of the commercial locations. The equipment service agreement terms range from 7 to 10 years. At the end of each of the lease terms, ownership of the fixtures is retained by the owners of the commercial locations.

Renew AEC One, LLC

In September 2015, the company entered into a secured loan agreement with Renew AEC One, LLC to fund the installation and purchase of energy efficiency lighting in a warehouse in Pennsylvania. The loan bears an interest rate of 10.25% per annum with principal amortization over a 10-year period ending in February 2025.

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans and capital leases outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of June 30, 2019, all loans and capital leases were considered current per their terms.

SE Solar Loan

In February 2019, the company entered into a short-term secured loan agreement with SunEnergy1, LLC. The loan bears an interest rate of 9%.

Holiday Hill Community Wind Loan

In May 2019, the company entered into a short-term secured loan agreement with Holiday Hill Community Wind, LLC. The loan bears an interest rate of 8% and matures October 24, 2019.

Investment Summary

The following table presents the gross purchases of new investments or the gross funding of additional capital for existing investments for the six months ended June 30, 2019 and June 30, 2018:

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Biomass
Eagle Valley BioMass	$20,113,245	$-
Commercial Solar
Conic Portfolio	14,550,000	2,640,000
East to West Solar Portfolio	1,950,000	13,215,000
Foresight Solar Portfolio	350,000	449,929
Green Maple Portfolio	-	4,507,823
Midway III Solar Portfolio	510,000	27,177,658
Six States Solar Portfolio	200,000	7,700,000
Residential Solar
Enfinity Colorado DHA Portfolio	50,000	-
Greenbacker Residential Solar Portfolio II	430,000	-
Wind
Greenbacker Wind Portfolio - Montana	540,000	-
Pre-Operational Assets
Colorado CES Portfolio	1,125,000	-
Omni Portfolio	9,815,700	-
Phoenix Solar Portfolio	10,610,777	-
SE Solar Portfolio	29,641,698	-
Turquoise Solar Portfolio	13,896,312	-
Other Portfolios	1,390,667	35,000
Energy Efficiency
GREC Energy Efficiency Portfolio	-	1,500
Secured Loans
SE Solar Loan	5,000,000	-
Wind - MA Loan	5,750,000	-
	$115,923,399	$55,726,910

The composition of the company’s investments as of June 30, 2019, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
BioMass:
Eagle Valley BioMass	$20,432,600	$20,432,600	4.8%
Subtotal	$20,432,600	$20,432,600	4.8%
Commercial Solar:
Conic Portfolio	$40,251,900	$45,089,723	10.7
East to West Solar Portfolio	39,059,190	43,772,042	10.3
Foresight Solar Portfolio	13,900,000	15,104,836	3.6
Golden Horizons Solar Portfolio	9,400,000	14,858,336	3.5
Green Maple Portfolio	17,582,823	16,300,301	3.8
Magnolia Sun Portfolio	10,775,000	7,161,395	1.7
Midway III Solar Portfolio	10,258,905	11,223,597	2.6
Raleigh Portfolio	20,822,198	22,041,363	5.2
Six States Solar Portfolio	12,570,306	12,542,271	3.0
Sunny Mountain Portfolio	884,578	1,119,870	0.3
Subtotal	$175,504,900	$189,213,734	44.7%
Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$2,150,175	0.5
Enfinity Colorado DHA Portfolio	1,450,000	2,544,032	0.6
Greenbacker Residential Solar Portfolio	28,100,000	28,550,629	6.8
Greenbacker Residential Solar Portfolio II	6,830,000	11,564,560	2.7
Subtotal	$37,983,136	$44,809,396	10.6%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$8,470,936	2.0
Greenbacker Wind Portfolio - Idaho	7,320,000	6,210,176	1.5
Greenbacker Wind Portfolio - Montana	22,249,487	23,992,663	5.7
Greenbacker Wind Portfolio - Vermont	24,917,193	31,988,026	7.5
Subtotal	$63,986,680	$70,661,801	16.7%
Pre-Operational Assets:
Colorado CES Portfolio	$2,125,000	$2,125,000	0.5
Omni Portfolio	9,984,242	9,984,242	2.4
Phoenix Solar Portfolio	15,566,474	15,566,474	3.7
SE Solar Portfolio	36,819,905	36,819,905	8.7
Turquoise Solar Portfolio	19,773,500	19,773,500	4.7
Subtotal	$84,269,121	$84,269,121	20.0%
Other Investments:
Other Portfolios	$2,044,529	$1,840,072	0.4
Subtotal	$2,044,529	$1,840,072	0.4%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$421,768	$442,638	0.1
Renew AEC One, LLC	514,140	514,140	0.1
Subtotal	$935,908	$956,778	0.2%
Secured Loan:
Greenbacker Wind Loan - Massachusetts	$5,750,000	$5,750,000	1.4
SE Solar Loan	5,000,000	5,000,000	1.2
Subtotal	$10,750,000	$10,750,000	2.6%
Total	$395,906,874	$422,933,502	100.0%

The composition of the company’s investments as of December 31, 2018, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Commercial Solar:
East to West Solar Portfolio	$37,079,887	$33,665,088	10.9%
Foresight Solar Portfolio	13,650,000	14,357,201	4.7
Golden Horizons Solar Portfolio	9,400,000	14,445,071	4.7
Green Maple Portfolio	17,582,823	16,066,837	5.2
Magnolia Sun Portfolio	10,775,000	8,258,786	2.7
Midway III Solar Portfolio	11,552,904	13,265,608	4.3
Raleigh Portfolio	20,822,198	21,358,997	7.0
Six States Solar Portfolio	12,470,306	13,440,025	4.4
Sun Farm Portfolio	10,514,960	11,606,877	3.8
Sunny Mountain Portfolio	884,578	1,107,041	0.4
Subtotal	$144,732,656	$147,571,531	48.1%
Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$2,081,554	0.6
Enfinity Colorado DHA Portfolio	1,400,000	1,700,728	0.6
Greenbacker Residential Solar Portfolio	28,100,000	27,372,253	8.9
Greenbacker Residential Solar Portfolio II	6,400,000	10,763,559	3.5
Subtotal	$37,503,136	$41,918,094	13.6%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$8,070,745	2.6
Greenbacker Wind Portfolio - Idaho	7,320,000	6,385,631	2.1
Greenbacker Wind Portfolio - Montana	21,709,487	21,956,868	7.1
Greenbacker Wind Portfolio - Vermont	24,917,193	28,752,500	9.4
Subtotal	$63,446,680	$65,165,744	21.2%
Pre-Operational Assets:
Colorado CSG Solar Portfolio	$27,333,205	$27,215,170	8.9
Phoenix Solar Portfolio	9,964,515	9,964,515	3.2
SE Solar Portfolio	7,178,207	7,178,207	2.3
Turquoise Solar Portfolio	5,877,188	5,877,188	1.9
Subtotal	$50,353,115	$50,235,080	16.3%
Other Investments:
Other Portfolios	1,279,273	1,263,620	0.4
Subtotal	$1,279,273	1,263,620	0.4%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$447,885	$470,406	0.2
Renew AEC One, LLC	551,640	551,640	0.2
Subtotal	$999,525	$1,022,046	0.4%
Total	$298,314,385	$307,176,115	100.0%

Results of Operations

A discussion of the results of operations for the three and six months ended June 30, 2019 and three and six months ended June 30, 2018 are as follows:

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

The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three and six months ended June 30, 2019 totaled $4,170,450 and $6,163,568, respectively, while dividend income for the three and six months ended June 30, 2018 totaled $4,862,748 and $9,588,296, respectively. Interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees) for the three and six months ended June 30, 2019 totaled $705,553 and $1,278,360, respectively, while interest income for the three and six months ended June 30, 2018 totaled $122,126 and $315,371, respectively.

The decrease in dividend income from the three- and six-month periods ended June 30, 2018 to June 30, 2019 was primarily attributed to energy production being lower in Q1 2019 compared to Q1 2018 due to unfavorable weather conditions. The increase in interest income from the three- and six-month periods ended June 30, 2018 to June 30, 2019 was primarily attributed to interest earned on significant cash balances waiting to be invested.

Expenses. For the three and six months ended June 30, 2019, the company incurred $3,737,030 and $7,142,866 in operating expenses, respectively, including the management fees earned by the advisor. For the three and six months ended June 30, 2018, the company incurred $2,344,746 and $4,646,743 in operating expenses, respectively, including the management fees earned by the advisor.

For the three and six months ended June 30, 2019, the advisor earned $2,035,065 and $3,857,131, respectively, in management fees due to the increase in total assets. The consolidated financial statements reflect a $19,969 decrease and $1,436,288 increase in incentive allocation for the three and six months ended June 30, 2019 based primarily upon net unrealized appreciation.

For the three and six months ended June 30, 2018, the advisor earned $1,353,001 and $2,518,729, respectively, in management fees due to the increase in total assets. The consolidated financial statements reflect a $468,354 and $958,834 increase in incentive allocation for the three and six months ended June 30, 2019 based primarily upon net unrealized appreciation.

Lastly, for the three and six months ended June 30, 2019, the company generated a tax benefit from operations in the amount of $430,613 and $505,292 respectively and generated a deferred tax benefit in the amount of $656,594 and $1,311,168, respectively, for the three and six months ended June 30, 2018. The deferred tax benefit is mainly derived from net operating losses incurred and investment tax credit carryforwards related to the company’s investments. These, unlike financial statement purposes under GAAP, are consolidated for tax purposes and offset by unrealized tax basis gains on the company’s investments.

The decrease in the tax benefit was driven primarily by an unrealized loss on investments for tax purposes. Thus, for the three and six months ended June 30, 2019, the net investment income was $1,417,709 and $622,366, respectively, or $0.03 and $0.02, respectively, per share. For the three and six months ended June 30, 2018, the net investment income was $3,259,425 and $6,530,795, respectively, or $0.12 and $0.25, respectively, per share.

Going forward, our primary expense will continue to be the payment of asset management fees under our advisory agreement with the advisor. We continue to bear other operating expenses, which include, but are not limited to the following:

●	the cost of calculating our net asset value, including the related fees and cost of retaining third-party valuation services;

●	the cost of effecting sales and repurchases of units;

●	fees payable to third parties relating to, or associated with our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors;

●	interest payable on debt incurred to finance our investments;

●	transfer agent and custodial fees;

●	federal and state registration fees;

●	costs of board meetings, unitholders’ reports and notices and any proxy statements;

●	directors’ and officers’ errors and omissions liability insurance and other types of insurance;

●	direct costs, including those relating to printing of unitholder reports and advertising or sales materials, mailing, telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002 and applicable federal and state securities laws; and

●	all other expenses incurred by us or the advisor, sub-advisors or administrator in connection with administering our investment portfolio, including expenses incurred by our advisor in performing certain of its obligations under the advisory agreement.

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

For the three and six months ended June 30, 2019, we recognized no realized gains or losses on the sale of investments, a net change in unrealized appreciation of $6,098,302 and $13,379,852, respectively, was recorded of which $8,872,225 and $18,107,077 of unrealized appreciation, respectively, related to the change in value of investments and $28,093 and $57,821 of unrealized appreciation, respectively, related to the change in value based upon changes in foreign currency exchange rates and $(2,773,926) and $(4,785,316) of unrealized depreciation, respectively, related to the change in value of swap contracts.

The unrealized gain or losses on our portfolios increase or decrease on a quarterly basis. The company is constantly monitoring the performance of the assets. Based on GREC’s growth and the general evolution of the debt markets for renewable assets has enabled GREC to access more favorable debt terms including lower interest rates, increased debt sizing and lower debt service coverage ratios. Updated debt terms provided the most significant value improvement. In addition, the reduction in 10-year treasury rates benefitted our assets that include debt in their valuation. Market prices for uncontracted revenue, both PPA and REC, are consistently updated to reflect current market conditions. REC markets uniformly increased value in the portfolio this quarter. In the absence of stronger federal policies and targets, state-level programs have set more ambitious targets, increasing the value of these credits.

For the three and six months ended June 30, 2018, we recognized no realized gains or losses on the sale of investments, a net change in unrealized appreciation of $2,341,771 and $4,794,173, respectively, was recorded of which $1,891,377 and $3,885,032 of unrealized appreciation, respectively, related to the change in value of investments and $25,868 and $64,859 of unrealized depreciation, respectively, related to the change in value based upon changes in foreign currency exchange rates and $476,262 and $974,000 of unrealized appreciation, respectively, related to the change in value of swap contracts.

Changes in Net Assets from Operations. For the three and six months ended June 30, 2019, we recorded a net increase in net assets resulting from operations of $6,033,551 and $11,922,030, respectively. For the three and six months ended June 30, 2018, we recorded a net increase in net assets resulting from operations of $5,674,550 and $10,159,094, respectively.

Changes in Net Assets, Net Asset Value and Offering Prices. For the six months ended June 30, 2019 and June 30, 2018, we recorded a net increase in net assets of $11,922,030 and $10,159,095, respectively. The increase in net assets primarily relates to our net investment income earned during the year and unrealized appreciation related to the change in value of investments.

Based on the net asset value for each quarter ended since the Commencement of Operations, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A**	C**	I**	P-A**		P-I
25-Apr-14	04-Nov-15	$10.000	$9.576	$9.186	N/A		N/A
05-Nov-15	04-Feb-16	$10.024	$9.599	$9.208	N/A		N/A
05-Feb-16	05-May-16	$10.048	$9.621	$9.230	N/A		N/A
06-May-16	03-Aug-16	$10.068	$9.640	$9.248	$9.589		$8.808
04-Aug-16	06-Nov-16	$10.227	$9.791	$9.394	$9.739		$8.946
07-Nov-16	07-Feb-17	$10.282	$9.581	$9.445	$9.782		$8.828
08-Feb-17	04-May-17	$10.224	$9.526	$9.391	$9.704		$8.758
05-May-17	17-May-17	$10.165	$9.479	$9.337	$9.704		$8.690
18-May-17	03-Aug-17	$9.735	$9.067	$8.942	$9.704		$8.690
04-Aug-17	02-Nov-17	$9.724	$9.078	$8.932	N/A		$8.730
03-Nov-17	05-Feb-18	$9.735	$9.089	$8.943	N/A		$8.750
06-Feb-18	06-May-18	$9.780	$9.089	$8.984	$9.646	*	$8.810
07-May-18	02-Aug-18	$9.803	$9.122	$9.006	$9.679		$8.840
03-Aug-18	31-Oct-18	$9.829	$9.172	$9.029	$9.694		$8.900
01-Nov-18	06-Feb-19	$9.791	$9.149	$8.994	$9.683		$8.890
07-Feb-19	06-May-19	$9.626	$9.007	$8.842	$9.501		$8.761
07-May-19	01-Aug-19	N/A	N/A	N/A	N/A		$8.760
02-Aug-19		N/A	N/A	N/A	N/A		$8.770

*	Effective April 16, 2018

**	Effective March 27, 2019 shares of class A, C, I, and P-A are no longer offered.

Liquidity and Capital Resources

As of June 30, 2019, and December 31, 2018, the company had $18,644,777 and $39,122,635 in cash and cash equivalents, respectively. We anticipate on continuing to reduce our cash balance through the closing of several investment transactions during 2019 as well as the funding of construction costs related to pre-operational assets. We use our cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

●	the net proceeds from share offerings;

●	dividends, fees, and interest earned from our portfolio of investments, as a result of, among other things, cash flows from a project’s power sales;

●	proceeds from sales of assets and capital repayments from investments;

●	financing fees, retainers and structuring fees;

●	borrowing capacity under current and future financing sources.

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $103,179,375 and $61,916,180 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West, Foresight Solar, Midway III, Enfinity Colorado DHA, Eagle Valley and Greenbacker Wind Portfolios as of June 30, 2019 and December 31, 2018, respectively. As of December 31, 2018, the company and GREC provided an unsecured guarantee on the repayment of the Foresight Solar, Midway III and Greenbacker Wind LLC loans.

As part of the acquisition of the Enfinity Colorado DHA Portfolio (“DHA Portfolio”), a mortgage note dated April 20, 2012 (the “Note”), funded with bond proceeds from the Colorado Housing Finance Authority of Denver, Colorado in the amount of $6,775,000 (Taxable Qualified Energy Conservation Bonds) pursuant to a trust indenture, was assumed. The Note, whose remaining balance as of June 30, 2019 is $4,870,000 bears gross interest at an effective annual rate of 5%, and requires semiannual interest payments, payable on April 1 and October 1 of each year. The note has a final maturity date of April 1, 2032. Pursuant to the Series 2012 bonds, the DHA Portfolio receives interest subsidy payments from the United States Treasury semiannually on April 1 and October 1 of each year. The semiannual interest subsidy receivable is 3.255% of the outstanding bond principal. The Note is secured by the personal property, land improvements, and income of the DHA Portfolio. Lastly, pursuant to the Note agreement, the DHA portfolio has agreed that it will not take any action which jeopardizes the tax-exempt status of the mortgage.

As part of the acquisition of Fairfield Wind Manager LLC (“FWM LLC”) by Greenbacker Wind LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by wind assets held by Fairfield Wind Owner, LLC (“FWO LLC”), an entity which FWM LLC owns 50.01%. The loan earns interest at a variable base rate plus the applicable margin (5.00% as of June 30, 2019), as such terms are defined in the financing agreement. As of June 30, 2019, the outstanding notes payable balance was $10,420,876.

On December 26, 2017, Greenfield Wind Manager LLC “(GWM LLC”) entered into a Financing Agreement for a term loan not to exceed $23,562,443. The loan bears interest at 2.125% in excess of one-month LIBOR plus 1.0% through the end of the fourth anniversary of the loan and 2.375% thereafter. The company is indirectly responsible for outstanding notes payable collateralized by wind assets held by GWM LLC. As of June 30, 2019, the outstanding notes payable balance was $22,588,344.

As part of the acquisition of the Foresight Solar Portfolio (“Foresight”) by East to West Solar LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by solar assets held by Fresh Air Energy IV LLC, Fresh Air Energy VII LLC and Fresh Air Energy VIII. The Fresh Air Energy VII and Fresh Air Energy VIII loans are fixed rate (6.0%) and the Fresh Air Energy IV loan is a variable rate loan (5.75% as of June 30, 2019), as defined in the relevant financing agreements. As of June 30, 2019, the combined outstanding notes payable balance related to the Foresight Solar Portfolio was $5,115,312.

As part of the acquisition of the Midway III Portfolio (“Midway”) by GREC LLC, Midway an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by solar assets held by Midway Manager LLC. The Midway Manager loan is a variable rate loan (4.10% as of June 30, 2019), as defined in the relevant financing agreements. As of June 30, 2019, the combined outstanding notes payable balance related to the Midway III was $17,523,298.

As part of the acquisition of the Rockville Portfolio (“Rockville”) by GREC LLC, Rockville an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by solar assets held by Rockville LLC. The Rockville loans are variable rate loans (4.78% and 4.74% as of June 30, 2019), as defined in the relevant financing agreements. As of June 30, 2019, the combined outstanding notes payable balance related to the Rockville was $8,720,893.

As part of the acquisition of Eagle Valley (“EVCE”) by GREC LLC, EVCE an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable by a governmental agency, collateralized by assets held by EVCE LLC. As of June 30, 2019, the outstanding note payable balance related to the EVCE was $33,940,652.

Since the company maintains operating control over all entities with project level debt outstanding, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries as well as GREC and the company.

On June 20, 2019, the Company, through GREC Holdco LLC, entered into a new credit agreement, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The new credit facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects (the “Projects”) that act as collateral for the credit facility, of which approximately $58,307,080 was drawn down at closing. The New Credit Facility allows for additional drawdowns through June 20, 2020, at which point the outstanding loans shall convert to a term loan and matures on June 20, 2025.

The Company will use the net proceeds of borrowings under the New Credit Facility for investment in additional alternative energy power generation assets that are anticipated to become Projects and for other general corporate purposes. Loans made under the New Credit Facility bear interest at 1.75% in excess of the three-month LIBOR. Until the New Credit Facility converts to a term loan, quarterly commitment fees on the average daily unused portion of the Credit Facility are payable at a rate per annum of 0.50%. In addition to the New Credit Facility, the Company has entered into an interest rate swap to hedge the variable interest rate risk on a portion of the New Credit Facility, with current plans to fully hedge the exposure.

Borrowings under the New Credit Facility are back-leveraged and secured by all of the assets of GREC Entity HoldCo and the equity interests of each direct and indirect subsidiary of the Company. The Company, Greenbacker Renewable Energy Corporation and each direct and indirect subsidiary of the Company are guarantors of the Company’s obligations under the New Credit Facility, and Greenbacker Renewable Energy Corporation has pledged all of the equity interests of the GREC Entity HoldCo as collateral for the New Credit Facility.

As of June 30, 2019, the outstanding balance is approximately $58.3 million. Financing costs of $2.9 million related to the New Credit Facility, Credit Facility and the previous Facility 1 and Facility 2 Term Loans, have been capitalized and are being amortized over the current term of the New Credit Facility.

On January 5, 2018, the company, through GREC HoldCo, entered into a credit agreement by and among the company, the company’s wholly owned subsidiary, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The credit facility (the “Credit Facility”) consisted of a loan of up to the lesser of $60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allows for additional drawdowns through December 31, 2018 and is scheduled to convert to a term loan with a maturity on January 5, 2024. The New Credit Facility replaced the previous Credit Facility.

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

If an event of default shall occur and be continuing under the New Credit Facility, the commitments under the New Credit Facility may be terminated and the principal amount outstanding under the New Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 3.86% as of June 30, 2019.

The following table summarizes the notes payable shown on Consolidated Statement of Assets and Liabilities as well as notes payable balances of the company’s operating entities as of June 30, 2019:

	Interest Rates
	Range	Weighted Average	Maturity Dates	June 30, 2019
Fixed rate notes payable	1.775%–6.000%	2.92%	10/30/2021-02/01/2043	$42,363,521
Floating rate notes payable	3.750%–5.750%	4.20%	12/31/2024-12/31/2038	119,061,313
				$161,424,834

The principal payments due on the notes payable for each of the next five years ending December 31 and thereafter are as follows:

Year ending December 31:	Principal Payments
2019	3,570,457
2020	8,084,964
2021	10,752,447
2022	8,393,937
2023	8,425,090
Thereafter	122,197,939
$161,424,834

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

As a result, a tax equity financing may substantially reduce the cash distributions from the applicable project available for debt service and the period during which the tax equity investors receive most of the cash distributions may last longer than expected if the portfolio company’s energy projects perform below our expectations. While the terms of a tax equity financing may cause cash to be diverted away from the company to the tax equity investor for certain periods specified in the financing arrangement (often five to 10 years, measured from commencement of the tax equity financing), then we expect to couple investments where cash is so restrained with other cash flowing investments so as to provide cash for distributions to investors. To maintain a mix of cash flowing and non-cash flowing investments, our investment strategy will involve a combination of several types of investments.

Hedging Activities

In regard to the New Credit Facility, the company has entered into five separate interest rate swap agreements. The first swap (“Swap 1”), effective July 29, 2016, has an initial notional amount of $4,300,000 to swap the floating rate interest payments on the original Facility 1 Term Loan for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap (“Swap 2”), with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,920,650, was used to swap the floating rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.261%. The third swap (“Swap 3”), with a trade date of January 11, 2018 and an effective date of December 31, 2018 and an initial notional amount of $29,624,945 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%.

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

We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into swap or other financial transactions to hedge our interest rate risk. In connection with the FWO LLC note payable, FWO LLC entered into two interest rate swap transactions in notional amounts of $9,175,561 and $11,370,437, respectively, to swap a floating interest rate to a fixed interest rate. The swap transactions have an effective interest rate of 5.07%, and 2.86%, respectively, and a notional amount that matches the principal amount of the loan. The value of the swap agreements as of June 30, 2019 was a total liability in the amount $1,931,382. FWO LLC does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

In connection with the GWM LLC note payable, GWM LLC entered into two interest rate swap transactions in notional amounts of $20,284,441 and $921,758, respectively, to swap a floating interest rate to a fixed interest rate. The swap transactions have an effective interest rate of 2.1725%, and 2.454%, respectively, and a notional amount that matches the principal amount of the loan. The value of the swap agreements as of June 30, 2019 was a total liability in the amount $1,283,115. GWM LLC does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

In connection with the Midway note payable, Midway Manager LLC entered into two interest rate swap transactions in notional amounts of $17,613,401 and $12,440,392, respectively, to swap a floating interest rate to a fixed interest rate. The value of the swap agreements as of June 30, 2019 was a total liability in the amount $1,873,584. Midway III Manager does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of June 30, 2019, no sub-advisors have been retained by GCM.

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

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Borrowings under the New Credit Facility are secured by the assets, cash, agreements and equity interests in the GREC Holdco and its subsidiaries. The company is a guarantor of GREC HoldCo’s obligations under the New Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the New Credit Facility is approximately $58.3 million as of June 30, 2019.

Investment in to be constructed assets: Pursuant to various engineering, procurement and construction contracts to which 10 operating entities of the company are individually a party, the operating entities, and indirectly the company, has committed an outstanding balance of approximately $21.7 million to complete construction of the facilities. Based upon current construction schedules, the expectation is these commitments will be fulfilled in 2019 into 2020. In addition, 7 operating entities of the company are individually a party, the operating entities, and indirectly the company, has committed an outstanding balance of approximately $26.6 million to purchase modules for the construction of the facilities.

Investment in operating assets: On June 28, 2019, GREC signed a purchase and sale agreement to acquire an interest in Community Wind South, a 30.75 MW operating wind farm located in Nobles County, Minnesota (“CWS”), pending regulatory approval. The Project reached Commercial Operations (“COD”) in December 2012 and has 20-year busbar power and REC contracts with Northern States Power (A2/A-), a wholly owned subsidiary of Xcel Energy, with 13 years remaining on the contract.

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

Recording of a sale of RECs under GAAP is accounted for under Accounting Standards Codification Topic 606, Revenue Recognition. There are no differences in the process and related revenue recognition between REC sales to utilities and non-utility customers. Revenue is recorded in our wholly owned, single member LLCs when all revenue recognition criteria are met, including that: there is persuasive evidence that an arrangement exists (typically through a contract), services rendered through the production of electricity, pricing is fixed and determinable under the contract and collectability is reasonably assured. The accounting policy adopted by our wholly owned, single member LLC related to RECs is that the revenue recognition criteria are met when the energy is produced and a REC is created and transferred to a third party.

If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of June 30, 2019, GREC and/or the company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is approximately $262,300 as of June 30, 2019.

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

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Cash from operations	$117,074	$4,588,850
Offering proceeds	8,656,647	-
Total Cash Distributions	$8,773,721	$4,588,850

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds until being fully invested in operating assets and establishing appropriate leverage on the operating assets. We expect distributions to continue at the current level once we achieve this minimum and we do not anticipate significant changes in the level of distributions in future periods.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2019, the company sold 5,815,436 Class P-I shares under a private placement memorandum. During the years ended December 31, 2018, 2017 and 2016, the company sold 15,478, 3,092 and 47,774 Class P-A shares and 8,469,306, 3,198,559 and 199,319 Class P-I shares, respectively, under a private placement memorandum. While Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017, they were reinstated for sale as of April 16, 2018. There were no Class P-A shares sold since reinstatement.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 178786-01) filed on December 11, 2012)

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1*	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2*	Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated October 9, 2013 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3*	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4*	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.7*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

10.8*	Form S-3 Distribution Reinvestment Plan, Class A, Class C and Class I Shares of limited liability company interests (File No. 333-231960) filed on June 4, 2019.

10.9*

Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated June 20, 2019 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on June 25, 2019).

24.1*	Power of attorney

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2019	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: August 9, 2019	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC