Form 10-Q
period 2019-09-30
Greenbacker Renewable Energy Co LLC
filed 2019-11-12
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Limited liability company interests	N/A	N/A

As of November 7, 2019, the registrant had 46,890,283 shares of limited liability company interests, $0.001 par value, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments in controlled/affiliated portfolios, at fair value (cost of $410,972,480 and $298,314,385, respectively)	$449,886,565	$307,176,115
Swap contracts, at fair value	22,579	435,603
Cash and cash equivalents	14,772,600	39,122,635
Restricted cash	3,576,000	-
Shareholder receivable	250,000	469,245
Dividend receivable	500,000	488,000
Deferred tax assets, net of allowance	2,061,968	6,051,957
Investment sales receivable	15,374,761	-
Other assets	498,199	201,074
Total assets	$486,942,672	$353,944,629

LIABILITIES
Swap contracts, at fair value	$6,664,777	$311,641
Payable for investments purchased	-	8,901
Term note payable, net of financing costs	65,376,049	29,527,046
Management fee payable	282,377	588,161
Accounts payable and accrued expenses	1,398,118	727,175
Shareholder distributions payable	1,647,784	1,260,754
Interest payable	9,837	3,507
Due to advisor	-	19,181
Payable for repurchases of common stock	2,463,337	1,249,808
Deferred sales commission payable	99,250	191,706
Total liabilities	$77,941,529	$33,887,880

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 350,000,000 authorized; 46,127,981 and 37,003,502 shares issued and outstanding, respectively	46,128	37,004
Paid-in capital in excess of par value	401,449,328	321,741,819
Distributable earnings (accumulated loss)*	1,683,366	(3,519,212)
Total common equityholders’ equity	403,178,822	318,259,611
Special unitholder’s equity	5,822,321	1,797,138
Total members’ equity (net assets)	409,001,143	320,056,749
Total liabilities and equity (net assets)	$486,942,672	$353,944,629

Net assets, Class A (shares outstanding of 17,207,556 and 16,714,738, respectively)	$148,325,351	$142,791,899
Net assets, Class C (shares outstanding of 2,703,122 and 2,222,478, respectively)	22,825,703	18,546,310
Net assets, Class I (shares outstanding of 6,654,530 and 6,209,416, respectively)	57,360,581	53,046,260
Net assets, Class P-A (shares outstanding of 18,109 and 15,478, respectively)	156,609	132,272
Net assets, Class P-I (shares outstanding of 19,544,664 and 11,841,392, respectively)	174,510,578	103,742,870
Total common equityholders’ equity	$403,178,822	$318,259,611

*

Accumulated deficit, accumulated net realized gain on investments, and accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes, foreign currency translation, and swap contracts have been consolidated into total distributable earnings (losses).

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$5,556,784	$4,786,395	$11,720,352	$14,374,691
Interest income	343,116	55,952	565,809	272,092
Total investment income from controlled, affiliated investments	$5,899,900	$4,842,347	$12,286,161	$14,646,783

Investment income from non-controlled, non-affiliated investments:
Interest income	779,923	512,638	1,835,590	360,220
Total investment income	$6,679,823	$5,354,985	$14,121,751	$15,007,003
Operating expenses:
Management fee expense	2,228,976	1,571,737	6,086,107	4,090,466
Audit and tax expense	176,000	356,378	617,554	688,483
Interest and financing expenses	1,198,624	431,096	2,329,468	1,351,859
General and administration expenses	180,493	86,052	389,658	253,740
Legal expenses	240,411	(289)	400,717	102,153
Directors fees and expenses	66,065	25,257	306,618	74,951
Insurance expense	59,153	31,298	126,699	61,634
Transfer Agent Expense	119,801	115,740	357,396	294,260
Other expenses	385,351	32,213	1,183,523	127,030
Total expenses	4,654,874	2,649,482	11,797,740	7,044,576
Net investment income before taxes	2,024,949	2,705,503	2,324,011	7,962,427
Deferred tax (benefit) expense	(48,360)	653,179	(553,652)	(657,989)
Franchise tax expense	5,978	63,946	187,966	101,243
Net investment income	2,067,331	1,988,378	2,689,697	8,519,173

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized gain on investments	6,683,326	-	6,683,326	-
Net change in unrealized appreciation (depreciation) on:
Investments	11,903,224	(811,752)	30,010,301	3,073,280
Foreign currency translation	(15,767)	24,289	42,054	(40,570)
Swap contracts	(1,980,844)	491,409	(6,766,160)	1,465,409
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	(2,463,723)	2,275,076	(4,543,641)	1,109,202
Net increase in net assets resulting from operations	16,193,547	3,967,400	28,115,577	14,126,494
Net (increase) decrease in net assets attributed to special unitholder	(2,588,895)	59,210	(4,025,183)	(899,624)
Net increase in net assets attributed to common equityholders	$13,604,652	$4,026,610	$24,090,394	$13,226,870

Common stock per share information — basic and diluted:
Net investment income	$0.05	$0.06	$0.06	$0.31
Net increase in net assets attributed to common equityholders	$0.30	$0.13	$0.56	$0.47
Weighted average common shares outstanding	45,389,517	31,977,784	42,703,696	27,925,977

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF NET ASSETS

For the nine months ended September 30, 2019

(unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common equityholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2018	37,003,502	$37,004	$321,741,819	$(19,870,206)	$698,460	$15,737,151	$(208,579)	$123,962	$318,259,611	$1,797,138	$320,056,749

Proceeds from issuance of common stock, net	4,436,019	4,436	38,915,071	-	-	-	-	-	38,919,507	-	38,919,507

Issuance of common stock under distribution reinvestment plan	200,494	200	1,747,386	-	-	-	-	-	1,747,586	-	1,747,586

Repurchases of common stock	(141,933)	(142)	(1,235,142)	-	-	-	-	-	(1,235,284)	-	(1,235,284)

Offering costs	-	-	(292,923)	-	-	-	-	-	(292,923)	-	(292,923)

Shareholder distributions	-	-	-	(5,765,110)	-	-	-	-	(5,765,110)	-	(5,765,110)

Net investment income (loss)	-	-	-	(795,343)	-	-	-	-	(795,343)	-	(795,343)

Net change in realized gain (loss) on investments	-	-	-	-	-	-	-	-	-	-	-

Net change in unrealized appreciation (depreciation) on investments	-	-	-	-	-	7,806,688	-	-	7,806,688	1,858,535	9,665,223

Net change in unrealized appreciation (depreciation) on foreign currency translation	-	-	-	-	-	-	29,728	-	29,728	-	29,728

Net change in unrealized appreciation (depreciation) on swap contracts	-	-	-	-	-	-	-	(2,011,390)	(2,011,390)	(402,278)	(2,413,668)

Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(597,461)	-	-	(597,461)	-	(597,461)

Balances at March 31, 2019	41,498,082	$41,498	$360,876,211	$(26,430,659)	$698,460	$22,946,378	$(178,851)	$(1,887,428)	$356,065,609	$3,253,395	$359,319,004

Proceeds from issuance of common stock, net	2,826,332	2,826	24,749,726	-	-	-	-	-	24,752,552	-	24,752,552

Issuance of common stock under distribution reinvestment plan	185,559	186	1,606,825	-	-	-	-	-	1,607,011	-	1,607,011

Repurchases of common stock	(292,954)	(293)	(2,533,689)	-	-	-	-	-	(2,533,982)	-	(2,533,982)

Offering costs	-	-	2,075	-	-	-	-	-	2,075	-	2,075

Shareholder distributions	-	-	-	(6,363,208)	-	-	-	-	(6,363,208)	-	(6,363,208)

Net investment income (loss)	-	-	-	1,417,709	-	-	-	-	1,417,709	-	1,417,709

Net change in realized gain (loss) on investments	-	-	-	-	-	-	-	-	-	-	-

Net change in unrealized appreciation (depreciation) on investments	-	-	-	-	-	8,864,101	-	-	8,864,101	534,816	9,398,917

Net change in unrealized appreciation (depreciation) on foreign currency translation	-	-	-	-	-	-	28,093	-	28,093	-	28,093

Net change in unrealized appreciation (depreciation) on swap contracts	-	-	-	-	-	-	-	(2,773,926)	(2,773,926)	(554,785)	(3,328,711)

Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(1,482,457)	-	-	(1,482,457)		(1,482,457)

Balances at June 30, 2019	44,217,019	$44,217	$384,701,148	$(31,376,158)	$698,460	$30,328,022	$(150,758)	$(4,661,354)	$379,583,577	$3,233,426	$382,817,003

Proceeds from issuance of common stock, net	2,021,098	2,021	17,704,075	-	-	-	-	-	17,706,096	-	17,706,096

Issuance of common stock under distribution reinvestment plan	187,796	188	1,596,151	-	-	-	-	-	1,596,339	-	1,596,339

Repurchases of common stock	(297,932)	(298)	(2,552,046)	-	-	-	-	-	(2,552,344)	-	(2,552,344)

Offering costs	-	-	-	-	-	-	-	-	-	-	-

Shareholder distributions	-	-	-	(6,759,498)	-	-	-	-	(6,759,498)	-	(6,759,498)

Net investment income (loss)	-	-	-	2,067,331	-	-	-	-	2,067,331	-	2,067,331

Net change in realized gain (loss) on investments	-	-	-	-	6,683,326	-	-	-	6,683,326	-	6,683,326

Net change in unrealized appreciation (depreciation) on investments	-	-	-	-	-	9,314,329	-	-	9,314,329	2,985,064	12,299,393

Net change in unrealized appreciation (depreciation) on foreign currency translation	-	-	-	-	-	-	(15,767)	-	(15,767)	-	(15,767)

Net change in unrealized appreciation (depreciation) on swap contracts	-	-	-	-	-	-	-	(1,980,844)	(1,980,844)	(396,169)	(2,377,013)

Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(2,463,723)	-	-	(2,463,723)	-	(2,463,723)

Balances at September 30, 2019	46,127,981	$46,128	$401,449,328	$(36,068,325)	$7,381,786	$37,178,628	$(166,525)	$(6,642,198)	$403,178,822	$5,822,321	$409,001,143

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF NET ASSETS

For the nine months ended September 30, 2018

(unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation on investments, net of deferred taxes	Accumulated unrealized depreciation on foreign currency translation	Accumulated unrealized appreciation on swap contracts	Common equityholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2017	23,189,229	$23,189	$200,510,790	$(10,216,279)	$698,460	$10,356,379	$(90,083)	$156,068	$201,438,524	$1,236,243	$202,674,767

Proceeds from issuance of common stock, net	1,948,934	1,949	17,098,815	-	-	-	-	-	17,100,764	-	17,100,764

Issuance of common stock under distribution reinvestment plan	155,525	155	1,367,346	-	-	-	-	-	1,367,501	-	1,367,501

Repurchases of common stock	(80,197)	(80)	(706,602)	-	-	-	-	-	(706,682)	-	(706,682)

Offering costs	-	-	(163,652)						(163,652)	-	(163,652)

Shareholder distributions	-	-	-	(3,569,202)	-	-	-	-	(3,569,202)	-	(3,569,202)

Net investment income (loss)	-	-	-	3,271,370	-	-	-	-	3,271,370	-	3,271,370

Net change in unrealized appreciation (depreciation) on investments	-	-	-	-	-	1,503,175	-	-	1,503,175	390,932	1,894,107

Net change in unrealized appreciation (depreciation) on foreign currency translation	-	-	-	-	-	-	(38,991)	-	(38,991)	-	(38,991)

Net change in unrealized appreciation (depreciation) on swap contracts	-	-	-	-	-	-	-	497,738	497,738	99,548	597,286

Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(1,239,228)	-	-	(1,239,228)	-	(1,239,228)

Balances at March 31, 2018	25,213,491	$25,213	$218,106,697	$(10,514,111)	$698,460	$10,620,326	$(129,074)	$653,806	$219,461,317	$1,726,723	$221,188,040

Proceeds from issuance of common stock, net	4,492,839	4,493	39,608,522	-	-	-	-	-	39,613,015	-	39,613,015

Issuance of common stock under distribution reinvestment plan	168,483	169	1,485,767	-	-	-	-	-	1,485,936	-	1,485,936

Repurchases of common stock	(99,881)	(100)	(883,254)	-	-	-	-	-	(883,354)	-	(883,354)

Offering costs	-	-	(213,791)						(213,791)	-	(213,791)

Shareholder distributions	-	-	-	(4,089,421)	-	-	-	-	(4,089,421)	-	(4,089,421)

Net investment income (loss)	-	-	-	3,259,425	-	-	-	-	3,259,425	-	3,259,425

Net change in unrealized appreciation (depreciation) on investments	-	-	-	-	-	1,423,023	-	-	1,423,023	373,102	1,796,125

Net change in unrealized appreciation (depreciation) on foreign currency translation	-	-	-	-	-	-	(25,868)	-	(25,868)	-	(25,868)

Net change in unrealized appreciation (depreciation) on swap contracts	-	-	-	-	-	-	-	476,262	476,262	95,252	571,514

Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	73,354	-	-	73,354	-	73,354

Balances at June 30, 2018	29,774,932	$29,775	$258,103,941	$(11,344,107)	$698,460	$12,116,703	$(154,942)	$1,130,068	$260,579,898	$2,195,077	$262,774,975

Proceeds from issuance of common stock, net	4,063,375	4,063	35,997,571	-	-	-	-	-	36,001,634	-	36,001,634

Issuance of common stock under distribution reinvestment plan	180,979	181	1,600,382	-	-	-	-	-	1,600,563	-	1,600,563

Repurchases of common stock	(184,254)	(184)	(1,634,443)	-	-	-	-	-	(1,634,627)	-	(1,634,627)

Offering costs	-	-	(164,087)						(164,087)	-	(164,087)

Shareholder distributions	-	-	-	(4,790,069)	-	-	-	-	(4,790,069)	-	(4,790,069)

Net investment income (loss)	-	-	-	1,988,378	-	-	-	-	1,988,378	-	1,988,378

Net change in unrealized appreciation (depreciation) on investments	-	-	-	-	-	(752,542)	-	-	(752,542)	(157,492)	(910,034)

Net change in unrealized appreciation (depreciation) on foreign currency translation	-	-	-	-	-	-	24,289	-	24,289	-	24,289

Net change in unrealized appreciation (depreciation) on swap contracts	-	-	-	-	-	-	-	491,409	491,409	98,282	589,691

Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	2,275,076	-	-	2,275,076	-	2,275,076

Balances at September 30, 2018	33,835,032	$33,835	$293,903,364	$(14,145,798)	$698,460	$13,639,237	$(130,653)	$1,621,477	$295,619,922	$2,135,867	$297,755,789

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018

Operating activities:
Net increase (decrease) in net assets from operations	$28,115,577	$14,126,494
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Amortization of deferred financing costs	169,590	165,242
Amortization and accretion of premium and discount	-	(35,487)
Purchase of investments	(207,825,303)	(70,359,910)
Return of capital	84,913,273	31,934,270
Proceeds from principal payments and sales of investments	16,937,261	4,593,731
Net realized (gain) on investments	(6,683,326)	-
Net change in unrealized (appreciation) on investments	(30,010,301)	(3,073,280)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(42,054)	40,570
Net change in unrealized (appreciation) depreciation on swap contracts	6,766,160	(1,465,409)
Deferred tax expense	3,989,989	(1,407,581)
(Increase) decrease in other assets:
Receivable for investments sold	(15,374,761)	-
Dividend receivable	(12,000)	(1,767,191)
Other assets	(297,125)	(113,168)
Increase (decrease) in other liabilities:
Payable for investments purchased	(8,901)	(15,414,205)
Due to advisor, net	(19,181)	10,915
Management fee payable	(305,784)	473,917
Accounts payable and accrued expenses	670,943	402,692
Interest payable	6,330	(101,724)
Net cash used in operating activities	(119,009,613)	(41,990,124)

Financing activities:
Borrowings on Credit facility and term note	38,898,428	30,665,460
Paydowns on Credit facility and term note	(1,231,862)	(13,655,794)
Payments of financing costs	(1,987,153)	(615,378)
Proceeds from issuance of shares of common stock, net	81,504,974	92,897,892
Distributions paid	(13,549,879)	(7,608,681)
Offering costs	(290,848)	(541,530)
Repurchases of common stock	(5,108,082)	(2,559,484)
Net cash provided by financing activities	98,235,578	98,582,485
Net increase (decrease) in cash and cash equivalents	(20,774,035)	56,592,361
Cash, cash equivalents and restricted cash, beginning of period	39,122,635	10,144,014
Cash, cash equivalents and restricted cash, end of period	$18,348,600	$66,736,375

Reconciliation of cash, cash equivalents and restricted cash per the Consolidated Statements of Assets and Liabilities
Cash and Cash equivalents	$14,772,600	$39,122,635
Restricted Cash	3,576,000	-
Total cash, cash equivalents and restricted cash	$18,348,600	$39,122,635

Supplemental disclosure of cash flow information:
Shareholder distributions payable	$1,647,784	$1,097,317
Shareholder distributions reinvested in common stock	$4,950,936	$4,454,000
Payable for repurchases of common stock	$2,463,337	$1,720,177
Cash interest paid during the period	$1,360,409	$889,590

Non cash financing activities
Shareholder receivable from sale of common stock	$250,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

CONSOLIDATED SCHEDULES OF INVESTMENTS

September 30, 2019

(Unaudited)

Investments in controlled/affiliated portfolios	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States- Not readily marketable

BioMass

Eagle Valley BioMass Portfolio				100% Ownership	$21,092,600	$21,092,600	5.2%
Total BioMass - 5.2%					$21,092,600	$21,092,600	5.2%

Commercial Solar

Conic Portfolio				Managing Member, Majority Equity Owner	$12,673,960	$22,354,979	5.5%
East to West Solar Portfolio				100% Ownership	39,109,190	43,006,973	10.5%
Foresight Solar Portfolio				Managing Member, Majority Equity Owner	13,790,000	15,038,793	3.7%
Golden Horizons Solar Portfolio				100% Ownership	9,290,000	15,776,948	3.9%
Green Maple Portfolio				100% Ownership	17,582,823	16,125,928	3.9%
Longleaf Solar Portfolio				100% Ownership	24,333,667	25,548,379	6.2%
Magnolia Sun Portfolio				100% Ownership	10,775,000	6,944,595	1.7%
Midway III Solar Portfolio				Managing Member, Majority Equity Owner	10,283,905	11,014,706	2.7%
Raleigh Portfolio				Managing Member, Majority Equity Owner	20,972,198	21,972,218	5.4%
Six States Solar Portfolio				100% Ownership	12,770,306	13,450,332	3.3%
Sunny Mountain Portfolio				100% Ownership	884,578	1,235,025	0.3%
Total Commercial Solar - 47.1%					$172,465,627	$192,468,876	47.1%

Residential Solar

Canadian Northern Lights Portfolio (d)				100% Ownership	$1,603,136	$2,152,424	0.5%
Enfinity Colorado DHA Portfolio				100% Ownership	1,905,000	2,759,962	0.7%
Greenbacker Residential Solar Portfolio				100% Ownership or Managing Member, Majority Equity Owner	28,100,000	32,003,269	7.8%
Greenbacker Residential Solar Portfolio II				Managing Member, Majority Equity Owner	6,425,000	12,898,191	3.2%
Total Residential Solar - 12.2%					$38,033,136	$49,813,846	12.2%

Wind
Greenbacker Wind Portfolio - California				100% Ownership	$9,500,000	$8,725,930	2.1%
Greenbacker Wind Portfolio - Idaho				100% Ownership	7,320,000	6,406,368	1.6%
Greenbacker Wind Portfolio - Iowa				100% Ownership	5,440,000	5,440,000	1.3%
Greenbacker Wind Portfolio - Minnesota				100% Ownership	29,000,000	29,000,000	7.1%
Greenbacker Wind Portfolio - Montana				100% Ownership or Managing Member, Equity Owner	22,486,487	24,083,592	5.9%
Greenbacker Wind Portfolio - Vermont				100% Ownership	24,917,193	32,325,471	7.9%
Total Wind - 25.9%					$98,663,680	$105,981,361	25.9%

Pre-Operational Assets
Colorado CES Portfolio				100% Ownership	$3,782,246	$3,782,246	0.9%
Omni DG Portfolio				100% Ownership	12,599,242	12,599,242	3.1%
Oregon Sun Portfolio				100% Ownership	3,091,407	3,091,407	0.8%
Phoenix Solar Portfolio				100% Ownership	11,509,194	11,509,194	2.8%
SE Solar 2019 Portfolio				100% Ownership	5,000,000	5,000,000	1.2%
Turquoise Solar Portfolio				100% Ownership	22,039,819	22,039,819	5.4%
Total Pre-Operational Assets - 14.2%					$58,021,908	$58,021,908	14.2%

Other Investments
Other Portfolios				(c)	$4,324,528	$4,128,915	1.0%
Total Other Investments - 1.0%					$4,324,528	$4,128,915	1.0%

Energy Efficiency in the United States
GREC Energy Efficiency Portfolio				100% Ownership	$403,682	$411,740	0.1%
Renew AEC One, LLC	10.25	%(b)	2/24/2025	$551,640	489,140	489,140	0.1%
Total Energy Efficiency - 0.2%					$892,822	$900,880	0.2%

Secured Loans - Not readily marketable
Greenbacker Wind Loan - Massachusetts	8.00%		11/22/2019	$10,250,000	$10,250,000	$10,250,000	2.5%
Hudson Loan	8.00%		3/31/2020	2,228,179	2,228,179	2,228,179	0.5%
SE Solar Loan	9.00%		2/21/2020	5,000,000	5,000,000	5,000,000	1.2%
Total Secured Loans - Not readily marketable - 4.2%					$17,478,179	$17,478,179	4.2%
INVESTMENTS: 110.0%					$410,972,480	$449,886,565	110.0%
LIABILITIES IN EXCESS OF ALL ASSETS OTHER THAN INVESTMENTS: -10.0%						(40,885,422)	-10.0%
TOTAL NET ASSETS: 100%						$409,001,143	100.0%

(a)	Percentages are based on net assets of $409,001,143 as of September 30, 2019.
(b)	Per the loan agreement, interest commenced on January 24, 2016.
(c)	Includes pre-acquisition and due diligence expenses.
(d)	Portfolio is located outside of the United States of America.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,392,222	$22,579	$-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	19,403,292	(933,668)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	28,152,999	(2,335,739)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	4,004,977	(464,127)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.668%	Monthly	12/31/2034	38,203,507	(2,931,243)	-
							$(6,642,198)	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF INVESTMENTS
December 31, 2018

Investments in controlled/affiliated portfolios	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States - Not readily marketable

Commercial Solar
East to West Solar Portfolio				100% Ownership	$37,079,887	$33,665,088	10.5%
Foresight Solar Portfolio				Managing Member, Majority Equity Owner	13,650,000	14,357,201	4.5%
Golden Horizons Solar Portfolio				100% Ownership	9,400,000	14,445,071	4.5%
Green Maple Portfolio				100% Ownership	17,582,823	16,066,837	5.0%
Magnolia Sun Portfolio				100% Ownership	10,775,000	8,258,786	2.6%
Midway III Solar Portfolio				100% Ownership	11,552,904	13,265,608	4.1%
Raleigh Portfolio				Managing Member, Majority Equity Owner	20,822,198	21,358,997	6.7%
Six States Solar Portfolio				100% Ownership	12,470,306	13,440,025	4.2%
Sun Farm Portfolio				100% Ownership	10,514,960	11,606,877	3.6%
Sunny Mountain Portfolio				100% Ownership	884,578	1,107,041	0.3%
Total Commercial Solar - 46.0%					$144,732,656	$147,571,531	46.0%

Residential Solar
Canadian Northern Lights Portfolio (d)				100% Ownership	$1,603,136	$2,081,554	0.7%
Enfinity Colorado DHA Portfolio				100% Ownership	1,400,000	1,700,728	0.5%
Greenbacker Residential Solar Portfolio				100% Ownership or Managing Member, Majority Equity Owner	28,100,000	27,372,253	8.6%
Greenbacker Residential Solar Portfolio II				Managing Member, Majority Equity Owner	6,400,000	10,763,559	3.4%
Total Residential Solar - 13.2%					$37,503,136	$41,918,094	13.2%

Wind
Greenbacker Wind Portfolio - California				100% Ownership or Managing Member, Equity Owner	$9,500,000	$8,070,745	2.5%
Greenbacker Wind Portfolio - Idaho				100% Ownership or Managing Member, Equity Owner	7,320,000	6,385,631	2.0%
Greenbacker Wind Portfolio - Montana				100% Ownership or Managing Member, Equity Owner	21,709,487	21,956,868	6.9%
Greenbacker Wind Portfolio - Vermont				100% Ownership or Managing Member, Equity Owner	24,917,193	28,752,500	9.0%
Total Wind - 20.4%					$63,446,680	$65,165,744	20.4%

Pre-Operational Assets
Colorado CSG Solar Portfolio				100% Ownership	$27,333,205	$27,215,170	8.5%
Phoenix Solar Portfolio				100% Ownership	9,964,515	9,964,515	3.1%
SE Solar Portfolio				100% Ownership	7,178,207	7,178,207	2.2%
Turquoise Solar Portfolio				100% Ownership	5,877,188	5,877,188	1.8%
Total Pre-Operational Assets - 15.6%					$50,353,115	$50,235,080	15.6%

Other Investments
Other Portfolios				(c)	1,279,273	1,263,620	0.4%
Total Other Investments - 0.4%					$1,279,273	$1,263,620	0.4%

Energy Efficiency in the United States
GREC Energy Efficiency Portfolio				100% Ownership	$447,885	$470,406	0.1%
Renew AEC One, LLC	10.25	%(b)	2/24/2025	$551,640	551,640	551,640	0.2%
Total Energy Efficiency - 0.3%					$999,525	$1,022,046	0.3%
INVESTMENTS: 95.9%					$298,314,385	$307,176,115	95.9%
ASSETS IN EXCESS OF ALL LIABILITIES OTHER THAN INVESTMENTS: 4.1%						12,880,634	4.1%
TOTAL NET ASSETS: 100.0%						$320,056,749	100.0%

(a)	Percentages are based on net assets of $320,056,749 as of December 31, 2018.
(b)	Per the loan agreement, interest commenced on January 24, 2016.
(c)	Includes pre-acquisition and due diligence expenses.
(d)	Portfolio is located outside of the United States of America.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,607,222	$107,431	$—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	20,668,547	328,172	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	29,624,945	(190,440)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	4,180,063	(121,201)	—
							$123,962	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 (unaudited)

Note 1. Organization and Operations of the Company

Greenbacker Renewable Energy Company LLC (the “LLC”), a Delaware limited liability company, formed in December 2012, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all the outstanding shares of capital stock of GREC. GREC Entity HoldCo LLC (“GREC HoldCo”), a wholly-owned subsidiary of GREC, was formed in Delaware in June 2016. The use of “we,” “us,” “our” and the “company” refers, collectively, to Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation, and GREC Entity Holdco LLC. We are externally managed and advised by our advisor, Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year end is December 31.

Pursuant to an initial Registration Statement filed in December 2011 (File No. 333-178786-01) and a second Registration Statement filed in February 2017 (File No. 333-211571), the company offered up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the company’s Distribution Reinvestment Plan (the “DRP”). As of March 29, 2019, the company terminated its public offering of the shares as well as its privately offered Class P-A shares. The company accepted subscriptions for its publicly registered shares until March 27, 2019. While the company publicly offered three classes of shares: Class A, C and I, currently the company is only privately offering Class P-I shares on a continuous basis. The share classes had different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted the DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. Following the termination of the company’s public offering of shares, the DRP and the share repurchase plan will continue to be available to existing investors. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 (File No. 333-231960) we are offering a maximum of $10,000,000 in shares of our common stock to our existing stockholders pursuant to the DRP.

Each quarter, our advisor, utilizing the services of an independent valuation firm, when necessary, reviews and approves the net asset value for each class of shares, subject to the oversight of the company’s board of directors. To the extent that the net asset value per share on the most recent valuation date increases or decreases, the company will adjust the offering price of the P-I shares to the then-net asset value per share. The adjustments to the per share offering price, which will become effective five business days after such determination is published, will ensure that after the effective date of the new offering price, the offering price per share is not above or below net asset value per share as of the most recent valuation date. The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement. The company’s P-I shares are offered in the primary offering at a price based on the most recent valuation. Five days after the publishing of each quarter-end valuation, Class A, C and I shares will be offered pursuant to the DRP at a price equal to the net asset value.

As of September 30, 2019, the company has made solar, wind, biomass and energy efficiency investments in 30 portfolios, 29 domiciled in the United States and one in Canada, as well as four secured loans in the United States (See Note 3). As of December 31, 2018, the company had made solar, wind and energy efficiency investments in 26 portfolios, 25 domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States.

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

The financial information associated with the September 30, 2019 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with GAAP.

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

Restricted Cash and Restricted Cash Equivalents

Restricted cash consists of cash accounts or letters of credit that are restricted for use on specific projects. As of September 30, 2019, we have one restricted cash account.

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

Valuation of Investments at Fair Value

Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value. The company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of the investments.

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

For investments for which quoted market prices are not available, which will comprise most of our investment portfolio, fair value will be estimated by using the income or market approach. The income approach assumes that value is created by the expectation of future benefits discounted to a current value and the fair value estimate is the amount an investor would be willing to pay to receive those future benefits. The market approach compares recent comparable transactions to the investment or an offer to purchase an investment based upon a firm bid, a signed term sheet and/or a signed purchase agreement. Adjustments are made to account for the probability of the deal closing and any dissimilarity between the comparable transactions and the investments. Pre-operational assets are held at cost until they are operational. Therefore, the fair value associated with these assets are essentially cost. These valuation methodologies involve a significant degree of judgment on the part of our advisor.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common equityholders per share for the three and nine months ended September 30, 2019 and September 30, 2018.

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Basic and diluted
Increase in net assets attributed to common equityholders	$13,604,652	$4,026,610	$24,090,394	$13,226,870
Weighted average common shares outstanding	45,389,517	31,977,784	42,703,696	27,925,977
Net increase in net assets attributed to common equityholders per share	$0.30	$0.13	$0.56	$0.47

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

Loans are placed on non-accrual status when principal and interest are 90 days or more past due, or when there is a reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are generally restored to accrual status when past due and principal and interest is paid and, in management’s judgment, is likely to remain current.

Dividend income is recorded (1) on the ex-dividend date for publicly issued securities and (2) on the ex-dividend date for private investments. The timing and amount of dividend income is determined on at least a quarterly basis by GREC. This process includes an analysis at the individual SPV level based on cash available from operations and working capital ratios needed for the SPVs daily operations. Dividend income from our privately held, equity investments are recognized when approved. Dividends received from the company’s private investments, which generally reflect net cash flow from operations, are declared, accrued and paid on a quarterly basis at a minimum.

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

Payment-in-Kind Interest

For loans and debt securities with contractual payment-in-kind interest, if the fair value of the investment indicates that such interest is collectible, any interest will be added to the principal balance of such investments and be recorded as income.

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

The company was obligated to reimburse our advisor for O&O costs that it incurred on behalf of the company, in accordance with the advisory agreement, but only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the company to exceed 15% of gross offering proceeds as of the date of reimbursement. Total O&O costs related to the terminated Registration Statements amounted to $9.4 million, approximately 3.8% of gross offering proceeds raised pursuant to such Registration Statements.

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

The following table provides information regarding the status of O&O costs (in 000’s) as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Total O&O Costs Incurred by the Advisor and Dealer Manager	$9,422	$9,371
Amounts previously reimbursed to the Advisor/Dealer Manager by the company	9,422	9,106
Amounts payable to Advisor/Dealer Manager by the company	‒‒	19
Amounts of the contingent liability subject to payment by the company only upon adequate gross offering proceeds being raised	‒‒	246

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

Thus, on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period and reflected as an allocation of equity between common equityholders and special unitholder. As of September 30, 2019, and December 31, 2018, a capital gains incentive distribution allocation in the amounts of $5,822,321 and $1,797,138, respectively, was recorded in the consolidated statements of assets and liabilities as special unitholder’s equity. In addition, when there is an incentive earned from the actual sale of an investment, the capital gains incentive distribution is reflected in the special unitholder’s equity.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the date which approximates an expected liquidity event for the company. As of September 30, 2019, and December 31, 2018, the company recorded a liability for deferred sales commissions in the amount of $99,250 and $191,706, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no impact on prior periods’ net earnings or net assets.

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

The fair value of interest rate swap contracts open as of September 30, 2019 is included on the consolidated schedules of investments by contract. For the nine months ended September 30, 2019, the company’s average notional exposure to interest rate swap contracts was $94,549,557.

Consolidated Statement of Assets and Liabilities - Value of Derivatives at September 30, 2019

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$22,579	Swap contracts, at fair value	$6,664,777
		$22,579		$6,664,777

Consolidated Statement of Assets and Liabilities - Value of Derivatives at December 31, 2018

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$435,603	Swap contracts, at fair value	$311,641
		$435,603		$311,641

The effect of derivative instruments on the Consolidated Statement of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the three months ended September 30, 2019	Change in net unrealized appreciation on derivative transactions for the three months ended September 30, 2018	Change in net unrealized depreciation on derivative transactions for the nine months ended September 30, 2019	Change in net unrealized appreciation on derivative transactions for the nine months ended September 30, 2018
Swaps
Interest Rate Risk	$(1,980,844)	$491,409	$(6,766,160)	$1,465,409
	$(1,980,844)	$491,409	$(6,766,160)	$1,465,409

Risk Exposure	Investment interest income from non-controlled, non-affiliated investments for the three months ended September 30, 2019	Investment interest income from non-controlled, non-affiliated investments for the three months ended September 30, 2018	Investment interest income from non-controlled, non-affiliated investments for the nine months ended September 30, 2019	Investment interest income from non-controlled, non-affiliated investments for the nine months ended September 30, 2018
Swaps
Interest Rate Risk	$328,754	$389,388	$1,018,577	$176,736
	$328,754	$389,388	$1,018,577	$176,736

Risk Exposure	Other expenses for the three months ended September 30, 2019	Other expenses for the three months ended September 30, 2018	Other expenses for the nine months ended September 30, 2019	Other expenses for the nine months ended September 30, 2018
Swaps
Interest Rate Risk	$357,056	$-	$1,080,670	$26,608
	$357,056	$-	$1,080,670	$26,608

By using derivative instruments, the company is exposed to the counterparty’s credit risk—the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains that are recognized in the consolidated statement of assets and liabilities. The company minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements, as appropriate.

Regarding our investment in the Canadian Northern Lights Portfolio, we have foreign currency risk related to our revenue and operating expenses which are denominated in the Canadian Dollars as opposed to the U.S. Dollars.

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

Income taxes are accounted for under the assets and liabilities method. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between items that are recognized in the consolidated financial statements and tax returns in different years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

For income tax benefits to be recognized including uncertain tax benefits, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of the benefit that is more likely than not to be realized upon ultimate settlement. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all the net deferred tax assets will not be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Any interest and penalties associated with income taxes will be recognized in general and administrative expense.

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

The company assessed its tax positions for all open tax years as of September 30, 2019 for all U.S. federal and state tax jurisdictions for the years 2015 through 2018. The results of this assessment are included in the company’s tax provision and deferred tax assets as of September 30, 2019.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (fiscal 2020 for the company). Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements and disclosures, but do not expect a material impact on our consolidated financial statements and disclosures.

Note 3. Investments

The composition of the company’s investments as of September 30, 2019 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$100,098,212	$109,819,261	24.4%
Mid-West Region	43,759,344	44,627,980	9.9
Mountain Region	75,765,935	84,602,665	18.8
South Region	107,589,808	112,965,099	25.1
West Region	82,156,045	95,719,136	21.3
Total United States	$409,369,344	$447,734,141	99.5%
Canada:	1,603,136	2,152,424	0.5
Total	$410,972,480	$449,886,565	100.0%

The composition of the company’s investments as of December 31, 2018 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$65,082,005	$67,541,264	22.0%
Mid-West Region	1,796,801	1,846,346	0.6
Mountain Region	69,619,383	69,553,178	22.6
South Region	98,476,770	95,332,608	31.0
West Region	61,736,290	70,821,165	23.1
Total United States	$296,711,249	$305,094,561	99.3%
Canada:	1,603,136	2,081,554	0.7
Total	$298,314,385	$307,176,115	100.0%

The composition of the company’s investments as of September 30, 2019 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
BioMass	$21,092,600	$21,092,600	4.7%
Commercial Solar*	179,693,806	199,697,055	44.4
Residential Solar	38,033,136	49,813,846	11.1
Wind*	108,913,680	116,231,361	25.8
Pre-Operational Assets	58,021,908	58,021,908	12.9
Other Investments	4,324,528	4,128,915	0.9
Energy Efficiency	892,822	900,880	0.2
Total	$410,972,480	$449,886,565	100.0%

*	Denotes an industry that includes secured loan(s).

The composition of the company’s investments as of December 31, 2018 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Commercial Solar	$144,732,656	$147,571,531	48.1%
Residential Solar	37,503,136	41,918,094	13.6
Wind	63,446,680	65,165,744	21.2
Pre-Operational Assets	50,353,115	50,235,080	16.3
Other Investments	1,279,273	1,263,620	0.4
Energy Efficiency	999,525	1,022,046	0.4
Total	$298,314,385	$307,176,115	100.0%

Investments held as of September 30, 2019 and December 31, 2018 are considered Control Investments, which are defined by management as investments in companies in which the company owns 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors or investments in limited liability companies for which the company serves as managing member.

Note 4. Fair Value Measurements - Investment

The following table presents fair value measurements of investments, by major class, as of September 30, 2019, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$-	$-	$429,766,822	$429,766,822
Capital Stock	-	-	2,152,424	2,152,424
Energy Efficiency Secured Loans	-	-	489,140	489,140
Secured Loans - Other	-	-	17,478,179	17,478,179
Total	$-	$-	$449,886,565	$449,886,565
Other Financial Instruments*
Open swap contracts - assets	$-	$22,579	$-	$22,579
Open swap contracts - liabilities	-	(6,664,777)	-	(6,664,777)
Total	$-	$(6,642,198)	$-	$(6,642,198)

*	Other financial instruments are derivatives, such as futures, forwards and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table presents fair value measurements of investments, by major class, as of December 31, 2018, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$304,542,921	$304,542,921
Capital Stock	—	—	2,081,554	2,081,554
Energy Efficiency Secured Loans	—	—	551,640	551,640
Total	$—	$—	$307,176,115	$307,176,115
Other Financial Instruments*
Open swap contracts - assets	$—	$435,603	$—	$435,603
Open swap contracts - liabilities	—	(311,641)	—	(311,641)
Total	$—	$123,962	$—	$123,962

*	Other financial instruments are derivatives, such as futures, forwards and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2019:

	Balance as of December 31, 2018	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and Repayments of investments(2)	Net realized gain on investments	Balance as of September 30, 2019

Limited Liability Company Member Interests	$304,542,921	$29,981,485	$-	$190,347,124	$(84,913,273)	$(16,874,761)	$6,683,326	$429,766,822
Capital Stock	2,081,554	28,816	42,054	-	-	-	-	2,152,424
Energy Efficiency - Secured Loans	551,640	-	-	-	-	(62,500)	-	489,140
Secured Loans - Other	-	-	-	17,478,179	-	-	-	17,478,179
Total	$307,176,115	$30,010,301	$42,054	$207,825,303	$(84,913,273)	$(16,937,261)	$7,193,671	$449,886,565

(1)	Includes capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.

(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments and foreign currency translation for the three and nine months ended September 30, 2019 attributable to Level 3 investments still held at September 30, 2019 was $11,887,457 and $30,052,355. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the nine months ended September 30, 2019. The total net change in unrealized appreciation at fair value for the three and nine months ended September 30, 2019 was $9,906,613 and $23,286,195.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2018:

	Balance as of December 31, 2017	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases and other adjustments to cost(1)	Sales and Repayments of investments(2)	Balance as of September 30, 2018

Limited Liability Company Member Interests	$215,619,476	$2,929,822	$-	$38,546,711	$(4,500,000)	$252,596,009
Capital Stock	2,093,827	143,458	(40,570)	-	-	2,196,715
Energy Efficiency - Secured Loans	672,871	-	-	-	(93,731)	579,140
Total	$218,386,174	$3,073,280	$(40,570)	$38,546,711	$(4,593,731)	$255,371,864

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.

(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2018 attributable to Level 3 investments and foreign currency translation still held at September 30, 2018 was $(787,463) and $3,032,710. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the nine months ended September 30, 2018. The total net change in unrealized appreciation (depreciation) at fair value for the three and nine months ended September 30, 2018 was $(296,054) and $4,498,119.

As of September 30, 2019, the majority of company investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of September 30, 2019:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Biomass	$21,092,600	Transaction cost	Not Applicable	Not Applicable
Commercial Solar	$192,468,876	Income approach and Market Approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life, purchase offer adjustments	7.75% - 8.5%, 0.5% annual degradation in production, 9.9 - 35 years, 12%
Residential Solar	$49,813,846	Income approach and Market Approach	Discount rate, future kWh Production, potential leverage and estimated remaining useful life, purchase offer adjustments	7.25% - 11%, 0.5% annual degradation in production, 11.5 - 32.3 years, 15%
Wind	$105,981,361	Income approach and Transaction cost	Discount rate, future kWh Production, potential leverage and estimated remaining useful life	8.5%, no annual degradation in production, 23.1 - 27.0 years
Pre-Operational Assets	$58,021,908	Transaction cost	Not Applicable	Not Applicable
Other Investments	$4,128,915	Transaction cost	Not Applicable	Not Applicable
Energy Efficiency	$900,880	Income and collateral based approach	Market yields and value of collateral	10.25 - 20.4%
Secured Loans	$17,478,179	Yield Analysis	Market yields	8% - 9%

As of December 31, 2018, all the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2018:

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

Note 5. Related Party Agreements and Transactions Agreements

The company has executed advisory and administration agreements with the advisor and Greenbacker Administration, LLC, our administrator, respectively, as well as a dealer manager agreement with the dealer manager, which entitles the advisor, certain affiliates of the advisor, and the dealer manager to specified fees upon the provision of certain services with regard to the offering of the company’s shares and the ongoing management of the company as well as reimbursement of O&O costs incurred by the advisor and the dealer manager on behalf of the company (as discussed in Note 2) and certain other operating costs incurred by the advisor on behalf of the company. As the company’s continuous public offering was terminated on March 29, 2019, the dealer manager will no longer receive any selling commission or dealer manager fees. However, the dealer manager will continue to receive distribution fess on Class C shares until the maximum amount of commissions and dealer manager fees permitted by applicable regulation is reached.

The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor and “special unit”, refers to the special unit of limited liability company interest in GREC. This entitles the Special Unitholder to an incentive allocation and distribution. The fees and reimbursement obligations are as follows:

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	Up to 7% of gross offering proceeds from the sale of Class A shares, up to 3% of gross offering proceeds from the sale of Class C shares and up to 6% of gross offering proceeds for the sale of Class P-A shares. No selling commission will be paid with respect to Class I and Class P-I shares or for sales pursuant to the dividend reinvestment plan. All its selling commissions were re-allowed to participating broker-dealers.

Dealer Manager Fee — Dealer Manager	Up to 2.75% of gross offering proceeds from the sale of Class A and C shares, and up to 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager re-allowed a portion of its dealer manager fee to selected broker-dealers during the offering.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company will pay the dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of 1) a listing of the Class C shares on a national securities exchange, 2) following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering of Class C shares or 3) Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers. Commencing as of June 30, 2016, the company estimates the amount of distribution fees expected to be paid and records that liability at the time of sale.

O&O costs — Advisor	The company reimburses the advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. From the commencement of the continuous offering through September 30, 2019, approximately 3.8%, or $9.4 million, was charged against gross offering proceeds for O&O costs.

Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

Incentive Allocation and Distribution — Special Unitholder	The incentive distribution to which the Special Unitholder is entitled to will be calculated and payable quarterly in arrears based on the pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means interest income, dividend and distribution income from equity investments (excluding that portion of distributions that are treated as return of capital) and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus the operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with the company’s Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes.

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

For the three and nine months ended September 30, 2019, the advisor earned $2,228,976 and $6,086,107, respectively, in management fees. The Consolidated Statement of Operations also reflects a $2,588,895 and a $4,025,183 increase in incentive allocation for the three and nine months ended September 30, 2019, respectively, shown as net (increase) in net assets attributed to special unitholder. For the three and nine months ended September 30, 2018, the advisor earned $1,571,737 and $4,090,466, respectively, in management fees. The Consolidated Statement of Operations also reflects a $59,210 and a $(899,624) increase (decrease) in incentive allocation for the three and nine months ended September 30, 2018, respectively, shown as net (increase) decrease in net assets attributed to special unitholder.

As of September 30, 2019, and December 31, 2018, due to advisor on the Consolidated Statements of Assets and Liabilities in the amount of nil and $19,181, respectively, are solely comprised of a payable to the advisor for reimbursable Organization and Offering Costs.

For the three and nine months ended September 30, 2019, the company paid nil and $231,892, respectively, in dealer manager fees and nil and $594,247, respectively, in selling commissions to the dealer manager, SC Distributors. For the three and nine months ended September 30, 2018, the company paid $180,797 and $605,726, respectively, in dealer manager fees and $507,094 and $1,777,239, respectively, in selling commissions to the dealer manager. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares, prior to the receipt by the company, and thus are not reflected in the company’s Consolidated Statements of Operations.

As of September 30, 2019, and December 31, 2018, the advisor owned 23,601 Class A shares.

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All loans with LED Funding LLC, an AEC Company, converted to operating leases on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of September 30, 2019, all loans and operating losses are considered current per their terms.

The company entered into a transaction with an affiliate Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”) to sell the Sol Phoenix Solar LLC investment, included within the Phoenix Solar Portfolio, on September 30, 2019 for $16,874,761. GROZ is an affiliate of GREC, as the fund shares the same advisor as GREC. The determination of the purchase price was based on the fair value of the investment as determined by an independent third-party appraiser. The transaction resulted in a gain of $6,683,326 recorded in the Consolidated Statement of Operations. GROZ paid an initial amount of $1,500,000 at closing and the remaining balance is included as a receivable and is included in Investment sales receivable in the Consolidated Statements of Assets and Liabilities.

Note 6. Borrowings

On June 20, 2019, the company, through GREC Holdco LLC, entered into a new credit agreement, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger, sole lead bookrunner, and as swap counterparty. The new credit facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $58,307,080 was drawn down at closing. The New Credit Facility allows for additional drawdowns through June 20, 2020, at which point the outstanding loans shall convert to an additional term loan and mature on June 20, 2025. In August 2019, the company drew down an additional $11,256,808 increasing the total amount drawn on the credit facility.

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

As of September 30, 2019, the outstanding balance is approximately $68.3 million. Financing costs of $2.9 million related to the New Credit Facility have been capitalized and are being amortized over the current term of the New Credit Facility.

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

Regarding the Credit Facility, the company has entered into five separate interest rate swap agreements. The first swap (“Swap 1”), effective July 29, 2016, has an initial notional amount of $4,300,000 to swap the floating rate interest payments on the original Facility 1 Term Loan for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap (“Swap 2”), with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,920,650, was used to swap the floating rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.261%. The third swap (“Swap 3”), with a trade date of January 11, 2018 and an effective date of December 31, 2018 and an initial notional amount of $29,624,945 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The fourth swap (“Swap 4”), with a trade date of February 7, 2018 and an effective date of December 31, 2018 and an initial notional amount of $4,180,063 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fifth swap (“Swap 5”), with a trade date of January 2, 2019 and an effective date of September 30, 2019 and an initial notional amount of $38,203,506 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%. If an event of default shall occur and be continuing under the New Credit Facility, the commitments under the New Credit Facility may be terminated and the principal amount outstanding under the New Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

If an event of default shall occur and be continuing under the New Credit Facility, the commitments under the New Credit Facility may be terminated and the principal amount outstanding under the New Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

The company’s outstanding debt as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019					December 31, 2018
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
New Facility	$110,000,000	$68,344,520	$68,344,520	$2,968,471	$65,376,049	$60,000,000	$30,665,460	$30,665,460	$1,138,414	$29,527,046
	$110,000,000	$68,344,520	$68,344,520	$2,968,471	$65,376,049	$60,000,000	$30,665,460	$30,665,460	$1,138,414	$29,527,046

The following table shows the components of interest expense, commitment fees related to the Credit Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the three and nine months ended September 30, 2019 and September 30, 2018:

	For the three months Ended September 30, 2019	For the nine months Ended September 30, 2019
Credit Facility commitment fee	$10,860	$32,227
Credit Facility Loan interest	739,411	1,360,409
Amortization of deferred financing costs	57,151	169,590
Other*	391,202	767,242
Total	$1,198,624	$2,329,468
Weighted average interest rate on credit facility	4.24%	4.47%
Weighted average outstanding balance of credit facility	62,453,815	44,120,356

*	Primarily includes financing costs of credit facility.

	For the three months Ended September 30, 2018	For the nine months Ended September 30, 2018
Credit Facility commitment fee	$10,861	$31,755
Credit Facility Loan interest	319,133	889,590
Amortization of deferred financing costs	57,032	165,242
Other*	44,070	265,272
Total	$431,096	$1,351,859
Weighted average interest rate on credit facility	4.28%	4.11%
Weighted average outstanding balance of credit facility	$30,665,460	$29,690,434

*	Primarily includes financing costs of credit facility.

As of December 31, 2018, the weighted average interest rate on credit facility was 4.14% and the weighted average outstanding balance of the credit facility was $29,896,416.

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2019	$639,742
2020	4,885,167
2021	5,615,117
2022	5,513,799
2023	5,602,556
Thereafter	46,088,139
$68,344,520

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

Class I and Class P-I: No selling commission or distribution fee will be paid for sales of any Class I and Class P-I shares. Each Class I share was subject to a dealer manager fee of up to 1.75% per share. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP for Class I shares.

Class P-A: Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017 and were not offered for sale for the period through April 15, 2018. Effective April 16, 2018, Class P-A shares were again offered with a selling commission of up to 6% and a dealer manager fee of up to 2.50%. The Class P-A shares are no longer offered for sale.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of September 30, 2019:

	Shares Outstanding as of December 31, 2018	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of September 30, 2019
Class A shares	16,714,738	932,857	(440,039)	17,207,556
Class C shares	2,222,478	489,625	(8,981)	2,703,122
Class I shares	6,209,416	596,157	(151,043)	6,654,530
Class P-A shares	15,478	2,631	-	18,109
Class P-I shares	11,841,392	7,836,028	(132,756)	19,544,664
	37,003,502	9,857,298	(732,819)	46,127,981

The following table is a summary of the shares issued during the period and outstanding as of December 31, 2018:

	Shares Outstanding as of December 31, 2017	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2018
Class A shares	13,857,830	3,279,887	(422,979)	16,714,738
Class C shares	1,431,999	798,080	(7,601)	2,222,478
Class I shares	4,511,832	1,757,365	(59,781)	6,209,416
Class P-A shares	—	15,478	—	15,478
Class P-I shares	3,387,568	8,469,305	(15,481)	11,841,392
	23,189,229	14,320,115	(505,842)	37,003,502

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the nine months ended September 30, 2019 and September 30, 2018 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the nine months ended September 30, 2019:
Proceeds from Shares Sold	$5,256,161	$3,651,717	$3,709,174	$22,875	$68,738,228	$81,378,155
Proceeds from Shares Issued through Reinvestment of Distributions	$2,906,714	$538,129	$1,506,093	$-	$-	$4,950,936
For the nine months ended September 30, 2018:
Proceeds from Shares Sold	$18,658,573	$4,334,381	$10,338,796	$58,663	$59,325,000	$92,715,413
Proceeds from Shares Issued through Reinvestment of Distributions	$2,793,963	$352,159	$1,307,878	$-	$-	$4,454,000

As of September 30, 2019, and December 31, 2018, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The LLC Agreement also authorizes the board of directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit. The proceeds related to the shareholder receivable amount of $250,000 presented on the Consolidated Statements of Assets and Liabilities as of September 30, 2019 were subsequently collected on October 1, 2019.

Distribution Reinvestment Plan

The company adopted the DRP through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the company’s public offering. As of September 30, 2019, and December 31, 2018, $10,000,000 and $50,000,000 in shares were allocated for use in the DRP, respectively. As of August 1, 2019, the purchase price of shares purchased through the DRP will be at price equal to our net asset value per share class.

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

As of September 30, 2019, and December 31, 2018, 2,277,218 and 1,703,374 shares, respectively, were issued under the DRP.

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

In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the nine months ended September 30, 2019, the company repurchased 440,039 Class A shares, 8,981 Class C shares, 151,043 Class I shares, and 132,756 Class P-I shares at a total purchase price of $3,785,880, $74,997, $1,296,911, and $1,163,822, respectively, pursuant to the company’s share repurchase program. For the nine months ended September 30, 2018, the company repurchased 292,326 Class A shares, 4,227 Class C shares, 52,298 Class I and 15,481 Class P-I shares at a total purchase of $2,588,806, $36,240, $462,772 and $136,845, respectively, pursuant to the company’s share repurchase program. For the nine months ended September 30, 2019, the average NAV per share for the repurchases in Class A, Class C, Class I and Class P-I were $8.60, $8.35, $8.59 and $8.77, respectively. For the nine months ended September 30, 2018, the average NAV per share for the repurchases in Class A, Class C, Class I and Class P-I were, $8.86, $8.58, $8.85 and $8.84, respectively.

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

		Class of Share
Distribution Period		A	C	I	P-A	P-I
1-Jan-15	31-Oct-15	$0.00164380	$0.00164380	$0.00164380	—	—
1-Nov-15	31-Jan-16	$0.00164780	$0.00164780	$0.00164780	—	—
1-Feb-16	30-Apr-16	$0.00165510	$0.00165510	$0.00165510	—	—
1-May-16	31-Jul-16	$0.00166170	$0.00166170	$0.00166170	$0.00158260	$0.00158260
1-Aug-16	31-Oct-16	$0.00167660	$0.00167660	$0.00167660	$0.00159680	$0.00159680
1-Nov-16	31-Jan-17	$0.00168560	$0.00164020	$0.00168560	$0.00160360	$0.00160360
1-Feb-17	31-Apr-17	$0.00168070	$0.00163500	$0.00168070	$0.00159520	$0.00159520
1-May-17	31-Jul-17	$0.00167100	$0.00162730	$0.00167100	$0.00159520	$0.00158280
1-Aug-17	31-Oct-17	$0.00166900	$0.00162650	$0.00166900	—	$0.00159010
1-Nov-17	31-Jan-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-Feb-18	30-Apr-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-May-18	31-Jul-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-Aug-18	31-Oct-18	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Nov-18	31-Jan-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Feb-19	30-Apr-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-May-19	31-Jul-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Aug-19	30-Sep-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280

The following table reflects the distributions declared during the nine months ended September 30, 2019:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2019	$1,317,325	$583,571	$1,900,896
March 1, 2019	1,247,614	552,615	1,800,229
April 1, 2019	1,452,585	611,400	2,063,985
May 1, 2019	1,438,057	600,614	2,038,671
June 1, 2019	1,553,801	622,584	2,176,385
July 1, 2019	1,764,339	383,813	2,148,152
August 1, 2019	1,850,929	393,237	2,244,166
September 2, 2019	1,664,451	613,333	2,277,784
October 1, 2019	1,647,779	589,769	2,237,548
Total	$13,936,880	$4,950,936	$18,887,816

The following table reflects the distributions declared during the nine months ended September 30, 2018:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2018	$728,738	$464,821	$1,193,559
March 1, 2018	682,038	428,310	1,110,348
April 2, 2018	790,925	474,370	1,265,295
May 1, 2018	792,185	475,874	1,268,059
June 1, 2018	883,662	507,728	1,391,390
July 2, 2018	927,638	502,334	1,429,972
August 1, 2018	1,013,883	529,333	1,543,216
September 4, 2018	1,078,310	541,479	1,619,789
October 1, 2018	1,097,313	529,751	1,627,064
Total	$7,994,692	$4,454,000	$12,448,692

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Cash from operations	$2,136,045	$7,608,681
Offering proceeds	11,800,835	-
Total Cash Distributions	$13,936,880	$7,608,681

All distributions paid for the nine months ended September 30, 2019 are expected to be reported as a return of capital to equityholders for tax reporting purposes and all distributions paid for the nine months ended September 30, 2018 were reported as a return of capital to equityholders for tax purposes.

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

In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of September 30, 2019, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

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

Investment in to be constructed assets: Pursuant to various engineering, procurement and construction contracts to which 7 entities of the company are individually a party, the entities, and indirectly the company, has committed an outstanding balance of approximately $112.7 million to complete construction of the facilities. Based upon current construction schedules, the expectation is these commitments will be fulfilled in 2019 into 2020. We also have 9 entities of the company that are individually a party, and indirectly the company, and committed an outstanding balance of approximately $107.8 million to membership interest purchase agreements (“MIPA”) as of September 30, 2019. The company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.

Investment in operating assets: In September 2019, GREC signed a purchase and sale agreement to acquire an interest in Wind – IA, which is comprised of two projects Elk and Hawkeye. Elk is a 42.5 MW operating wind farm located in Delaware County, Iowa, and Hawkeye is a 37.5 MW operating wind farm located in Fayette County, Iowa. Elk and Hawkeye reached their COD in 2011 and 2012, respectively, and originally secured 20 and 25-year busbar PPAs with an investment-grade utility. The acquisition is pending regulatory approval.

Unsecured guarantee of subsidiary renewable energy credit (“REC”) forward contracts: For the majority of the forward REC contracts currently effective as of September 30, 2019 where a subsidiary of the company is the principal, the company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is approximately $817,588 as of September 30, 2019.

See Note 1 — Organization and Operations of the Company and Note 5 — Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the nine months ended September 30, 2019.

	For the nine months ended September 30, 2019
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares(1):
Net Asset Value at beginning of period	$8.54	$8.34	$8.54	$8.55	$8.76
Net investment income(3)	0.06	0.06	0.06	0.06	0.06
Net realized and unrealized gain/(loss) on investments	0.71	0.71	0.71	0.71	0.71
Change in translation of assets and liabilities denominated in foreign currencies(4)	-	-	-	-	-
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.12)	(0.12)	(0.12)	(0.12)	(0.12)
Net increase in net assets attributed to common equityholders	0.65	0.65	0.65	0.65	0.65
Shareholder distributions:
Distributions from net investment income	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)
Distributions from offering proceeds	(0.40)	(0.39)	(0.40)	(0.40)	(0.38)
Offering costs and deferred sales commissions	(0.01)	(0.04)	(0.01)	-	-
Other(2)	(0.11)	(0.07)	(0.11)	(0.10)	(0.05)
Net decrease in members’ equity attributed to common shares	(0.57)	(0.55)	(0.57)	(0.55)	(0.48)
Net asset value for common shares at end of period	$8.62	$8.44	$8.62	$8.65	$8.93
Common equityholders’ equity at end of period	$148,325,351	$22,825,703	$57,360,581	$156,609	$174,510,578
Common shares outstanding at end of period	17,207,556	2,703,122	6,654,530	18,109	19,544,664

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	6.39%	6.65%	6.38%	6.46%	7.08%
Ratio of net investment income to average net assets	1.00%	1.02%	1.00%	1.00%	0.97%
Ratio of operating expenses to average net assets	4.40%	4.49%	4.40%	4.38%	4.26%
Portfolio turnover rate	4.42%	4.42%	4.42%	4.42%	4.42%

(1)

The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the period ended September 30, 2019, which were 17,277,907, 2,623,656, 6,630,269, 17,751 and 16,154,113, respectively.

(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.
(4)	Amount is less than $0.01 per share.

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the nine months ended September 30, 2018.

	For the nine months ended September 30, 2018
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares(5)	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.68	$8.42	$8.68	$8.75	$8.81
Net investment income(3)	0.30	0.30	0.30	0.09	0.30
Net realized and unrealized gain on investments, net of incentive allocation to special unitholder	0.17	0.17	0.17	—	0.17
Change in translation of assets and liabilities denominated in foreign currencies (4)	—	—	—	—	—
Change in benefit from deferred taxes on unrealized depreciation on investments	0.03	0.03	0.03	0.07	0.03
Net increase in net assets attributed to common equityholders	0.50	0.50	0.50	0.16	0.50
Shareholder distributions:
Distributions from net investment income	(0.28)	(0.28)	(0.29)	(0.07)	(0.29)
Distributions from offering proceeds	(0.18)	(0.16)	(0.17)	—	(0.14)
Offering costs and deferred sales commissions	(0.02)	(0.06)	(0.03)	(0.10)	—
Other(2)	(0.01)	0.06	—	(0.03)	0.01
Net increase in members’ equity attributed to common shares	0.01	0.06	0.01	(0.04)	0.08
Net asset value for common shares at end of period	$8.69	$8.48	$8.69	$8.71	$8.89
Common equityholders’ equity at end of period	$138,972,856	$16,725,916	$50,209,569	$58,422	$89,653,159
Common shares outstanding at end of period	15,992,764	1,973,308	5,778,033	6,705	10,084,222

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	5.42%	6.00%	5.41%	0.60%	6.09%
Ratio of net investment income to average net assets	4.69%	4.84%	4.69%	6.42%	4.81%
Ratio of operating expenses to average net assets	3.92%	4.03%	3.92%	3.10%	3.76%
Portfolio turnover rate	0.04%	0.04%	0.04%	0.04%	0.04%

(1)	The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the period ended September 30, 2018, which were 14,983,676, 1,709,953, 5,178,847, 6,263 and 6,052,216, respectively.
(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.
(4)	Amount is less than $0.01 per share.
(5)	Class P-A shares were reinstated for sale as of April 16, 2018 and first sold of August 6, 2018.

Note 11. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2019 (unaudited).

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

Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as RECs and EECs, which are generated by the projects and the sale of by-products such as organic compost materials. We initially have focused on solar energy and wind energy projects as well as energy efficiency projects. In 2019, we invested in our initial biomass facility.

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

Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include hydropower assets, geothermal plants, and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others. To the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses will be included.

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

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the nine months ended September 30, 2019 and the year ended December 31, 2018.

	For the nine months ended September 30, 2019	For the year ended December 31, 2018
Investment grade:
Utility	59.0%	71.1%
Municipality	8.7	6.1
Corporation	0.2	0.6
Subtotal investment grade	67.9%	77.8%

Non-investment grade or no rating:
Utility	13.9%	0.2%
Municipality	2.1	2.7
Residential	14.1	17.8
Corporation	2.0	1.5
Subtotal non-investment grade or no rating	32.1%	22.2%

Total	100.0%	100.0%

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

A number of the PPAs for our projects are structured as “behind the meter” agreements with residential, commercial or government entities. Under the agreements, all electricity generated by a project will be purchased by the off-taker at an agreed upon rate that may be set at a slight discount to the retail electric tariff rate for the off-taker. These agreements also typically provide for annual rate increases over the term of the agreement although that is not a necessary requirement. The behind the meter agreement is generally long-term in nature and further typically provides that, should the off-taker fail to fulfill its contractual obligation, any electricity that is not purchased by the off-taker may be sold to the local utility, usually at an equivalent wholesale spot electric rate.

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

The table below sets forth the company’s investments in alternative energy generation portfolios as September 30, 2019.

	Acquisition Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Conic Portfolio	First quarter 2018, Second quarter 2018, Fourth quarter 2018	Commercial Solar	Colorado, North Carolina	Managing member, majority equity owner	$12,673,960	Commercial ground and roof mounted photovoltaic systems	36.9
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015, Second quarter 2018, First quarter 2019	Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership	$39,109,190	Commercial ground and roof mounted photovoltaic systems	32.5
Foresight Solar Portfolio	Fourth quarter 2017	Commercial Solar	California, Colorado	Managing member, majority equity owner	$13,790,000	Commercial ground and roof mounted photovoltaic systems	10.1
Golden Horizons Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	100% equity ownership	$9,290,000	Commercial ground and roof mounted photovoltaic systems	7.8
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015	Commercial Solar	Vermont	100% equity ownership	$17,582,823	Commercial ground and roof mounted photovoltaic systems	7.4
Longleaf	Fourth quarter 2018	Commercial	North Carolina	100% equity ownership	$24,333,667	Commercial ground and roof mounted photovoltaic systems	21.8
Magnolia Sun Portfolio	Third quarter 2015, Third quarter 2016	Commercial Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted photovoltaic systems	5.3
Midway III Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	Managing member, majority equity owner	$10,283,905	Commercial ground and roof mounted photovoltaic systems	26.0
Raleigh Portfolio	Third quarter 2017	Commercial Solar	North Carolina	Managing member, majority equity owner	$20,972,198	Commercial ground and roof mounted photovoltaic systems	27.8
Six States Solar Portfolio	Fourth quarter 2015, Second quarter 2016, Third quarter 2017, Second quarter 2018	Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% equity ownership	$12,770,306	Ground and roof mounted solar systems	12.9
Sunny Mountain Portfolio	Third quarter 2014	Commercial Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.8
Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Residential Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	0.6
Enfinity Colorado DHA Portfolio	First quarter 2017	Residential Solar	Colorado	100% equity ownership	$1,905,000	Residential rooftop mounted solar photovoltaic systems	2.5
Greenbacker Residential Solar Portfolio	Third quarter 2016, First quarter 2017, Second quarter 2017	Residential Solar	Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	100% equity ownership or managing member, majority equity owner	$28,100,000	Residential rooftop mounted solar photovoltaic systems	18.6
Greenbacker Residential Solar Portfolio II	Second quarter 2017	Residential Solar	Arizona, California, Connecticut, Maryland, Massachusetts, Nevada, New Jersey and New York	Managing member, majority equity owner	$6,425,000	Residential rooftop mounted solar photovoltaic systems	10.2

	Acquisition Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Greenbacker Wind Portfolio - California	Fourth quarter 2017	Wind	California	100% equity ownership	$9,500,000	Operating wind power facilities	6.0
Greenbacker Wind Portfolio - Idaho	Second quarter 2017	Wind	Idaho	100% equity ownership	$7,320,000	Operating wind power facilities	10.5
Greenbacker Wind Portfolio - Montana	Fourth quarter 2015, Fourth quarter 2016	Wind	Montana	Managing member, equity owner	$22,486,487	Operating wind power facilities	35.0
Greenbacker Wind Portfolio - Vermont	Fourth quarter 2017	Wind	Vermont	100% equity ownership	$24,917,193	Operating wind power facilities	10.0
Greenbacker Wind Portfolio - Minnesota	Second quarter 2019	Wind	Minnesota	100% equity ownership	$29,000,000	Operating wind power facilities	30.8
Greenbacker Wind Portfolio - Iowa	Third quarter 2019	Wind	Iowa	100% equity ownership	$5,440,000	Operating wind power facilities	80.0
Eagle Valley Biomass	Second quarter 2019	Biomass	Colorado	100% equity ownership	$21,092,600	Operating biomass facility	12.0
Colorado CES	Second quarter 2019	Pre-Operational Assets	Colorado	100% equity ownership	$3,782,246	Commercial ground and roof mounted photovoltaic systems	5.6
Omni Portfolio	First Quarter 2019	Pre-Operational Assets	California, New Jersey, Maryland	100% equity ownership	$12,599,242	Commercial ground and roof mounted photovoltaic systems	19.6
Oregon Sun	Third quarter 2019	Pre-Operational Assets	Oregon	100% equity ownership	$3,091,407	Commercial ground and roof mounted photovoltaic systems	9.3
Phoenix Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	Maryland, Pennsylvania	100% equity ownership	$11,509,194	Commercial ground and roof mounted photovoltaic systems	15.0
SE Solar 2019	Fourth quarter 2018	Pre-Operational Assets	North Carolina	100% equity ownership	$5,000,000	Commercial ground and roof mounted photovoltaic systems	20.8
Turquoise Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	Nevada	100% equity ownership	$22,039,819	Commercial ground and roof mounted photovoltaic systems	60.6
Other Portfolios****	Third quarter 2018, Second quarter 2019, and Third quarter 2019.	Pre-Operational Assets	California & U.S.	100% equity ownership	$4,324,528	Commercial ground and roof mounted photovoltaic systems	N/A
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency	Puerto Rico	Capital lease	$403,682	Energy efficiency LED lighting	N/A
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency	Pennsylvania	Secured loan	$489,140	Energy efficiency LED lighting	N/A
SE Solar Loan	First quarter 2019	Secured Loan	North Carolina	Secured Loan	$5,000,000	Loan	N/A
Wind - MA Loan	Second quarter 2019	Secured Loan	Massachusetts	Secured Loan	$10,250,000	Loan	N/A
Hudson Loan	Third quarter 2019	Secured Loan	New York	Secured Loan	$2,228,179	Loan	N/A

*	Approximate.

**	Does not include assumed project level debt.

***	100% Equity ownership, majority equity owner (>50%), equity owner (<50%), Managing Member of the Limited Liability Company, secured loan or a capital lease.

****	Includes pre-acquisition and due diligence expense

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

Pursuant to the now-terminated Registration Statement on Form S-1 (File No. 333-211571), we offered on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests, consisting of up to $800,000,000 of shares in the primary offering and up to $200,000,000 of shares pursuant to the Distribution Reinvestment Plan (the “DRP”). The primary offering was terminated on March 29, 2019. SC Distributors, LLC was the dealer manager for the primary offering. The company’s initial offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) terminated on February 7, 2017. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 (File No. 333-231960) we are offering a maximum of $10,000,000 in shares of our common stock to our existing stockholders pursuant to the DRP. Shares of the company’s limited liability company interests issued pursuant to the DRP are initially being offered at the price equal to the then-current offering price per each class of shares.

After the finalization of the September 30, 2019 net asset value, the current offering price of the Class P-I shares is $8.927 per share.

As of September 30, 2019, and December 31, 2018, through initial purchases of shares and participation in the DRP program, our advisor owned 23,601 shares.

As of September 30, 2019, we had received subscriptions for and issued 48,176,463 of our shares (including shares issued under the DRP) for gross proceeds of $447,611,052 (before dealer-manager fees of $4,307,374 and selling commissions of $14,190,829 for net proceeds of $429,112,849). As of December 31, 2018, we had received subscriptions for and issued 38,319,164 of our shares (including shares issued under the DRP) for gross proceeds of $360,420,438 (before dealer-manager fees of $4,075,482 and selling commissions of $13,596,582 for net proceeds of $342,748,374).

General Market Overview for Solar and Wind Projects

The market for renewable energy projects, particularly Solar and Wind farms continues to be robust, driven by a combination of macro factors such as low interest rates, continued strong economic activity as well as mandates in a number of states requiring a transition to clean energy sources. As a result, Greenbacker continues to find projects that it deems to be attractive for investment.

Greenbacker invests in projects that have long-term contracts to sell electricity to off-takers that we consider to be credit-worthy and sound. While we generally make equity investments in those facilities, the contracted cash flows from our investments bear certain characteristics of fixed rate debt instruments. As interest rates have declined this year, we have seen changes in the discount rate assumptions around Solar and wind which have resulted in increased value of these assets in the market.

There is also what we believe to be a unique opportunity driven by scheduled changes in tax laws. For example, the Production Tax Credit (PTC), a tax benefit for investors in wind projects is scheduled to expire on December 31, 2019. The Investment Tax Credit (ITC), a tax benefit for investors in solar projects is scheduled to decline from its current 30% to 26% for 2020. While these two changes are prospective (meaning that they will not affect assets that have already received the tax benefits) they will impact the pricing of future transactions because there will be less tax equity participation in those future deals. As a result, there is a tremendous amount of development activity this year as well as certain efforts to “safe harbor” projects so that they will qualify for the maximum tax benefits. As a buyer of these types of projects, Greenbacker has experienced tremendous growth in our potential investment pipeline which we anticipate continuing through the end of 2020 at least.

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

Opportunities in Solar Power Today

We believe that the greatest opportunity exists within the Small Utility Scale, Commercial Solar and Community Solar segments of the market. In the Small Utility Scale market, the company can buy assets with similar commercial attributes to the Large Utility Scale projects—Investment Grade off-taker, same equipment and warranties, same operations and maintenance service provider —but where returns are higher.

We have also noted a growing trend among U.S. Corporations, to work with developers and financiers to provide renewable power for their operations. Driven by a desire to save money, create certainty around long term electricity prices and support Green marketing initiatives, the Commercial and Industrial (C&I) segment is rapidly becoming one of the most exciting parts of the renewable energy project market. These deals, tend to be smaller than Utility Scale solar which fits well with our strategy of focusing on the lower middle market segment of the industry.

A number of U.S. States have adopted programs that encourage the development of Community Solar Projects where groups of companies, municipalities and individuals can buy renewable power from Solar and Wind plants that are located within the customers utility zone. While there are certain complexities associated with such projects, we are closely monitoring the rapid growth of this segment.

In our view, there is a significant opportunity to aggregate portfolios of high-quality Small Utility Scale, Commercial Solar and Community Solar projects working with experienced developers looking for a reliable and sustainable source of capital to increase the certainty of them closing transactions. As a result, we have been focusing on building relationships with respected developers with a view to acquiring pipelines of projects rather than one-off deals.

By working closely with developers to efficiently close their transactions, we are seeking to create a sustainable competitive advantage which will lead to recurring and consistent deal flow. Importantly our strategy is differentiated from the developer/owner operators mentioned above because we do not seek to compete with the developers. Rather, we work with developers so that they can focus their activities on development while we focus on the financing and long-term ownership of their developments. This alignment of interests is mutually beneficial and symbiotic.

Current Competition in the Alternative Energy — Wind Marketplace

Growth in the Wind Project Market has been strong thus far in 2019. According to the American Wind Energy Association’s (AWEA) U.S. Wind Industry Third Quarter 2019 Market Report, the U.S. wind industry installed 3,667 MW of new wind power capacity through the first 9 months of the year, a 123% increase over the first 9 months of 2018. According to EIA data wind power is on track to surpass hydropower as the U.S. grid’s largest source of renewable electricity in 2019. As a result, we continue to see good investment opportunities in the Wind Project Market.

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

Electricity prices. All our projects benefit from take-or-pay agreements with terms structured to take 100% of the power output. On average, the contracts in our existing portfolio have approximately 16 years remaining prior to exposure to market prices. The credit standing of the contract counterparty is a particular focus in situations where the contracts have a price escalator. Escalating contracts create an incentive for the counterparty to not continue to perform if the contract pricing deviates materially from the market price. If the contract is with a public or investment grade entity, we have generally been confident that the contract terms will be honored. The only exception might apply in situations where rising electricity prices could create pressure around a political change at the state or local level.

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

Electricity pricing is a function of a range of factors. The price of gas is just one component. Electricity prices also include: (1) a recovery of the cost of the generation plant; (2) the labor to operate it; (3) the cost to transport the fuel to the plant; (4) the cost to wheel the power to the customer; and (5) the cost to administer the utility. Thus, gas price volatility is less impactful on the delivered price of electricity than one might expect.

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

Other kinds of regulatory changes that could negatively impact returns include the introduction of some kind of value added tax either at the federal or state level, changes to property tax regimes, or any kind of targeted tax on the income of renewable energy generation assets. None of these possible changes appear likely any time soon but it is impossible to predict the future with any real certainty.

Generally, the policy changes that have occurred over the past decade at the U.S. Environmental Protection Agency and U.S. Department of Energy have been very positive for renewables: stronger emission regulations and other mandates improving the case for renewable energy assets. While the current U.S. administration has indicated greater support for traditional sources of energy and the potential reduction in support for alternative energy production, we believe that any changes enacted by the current U.S. administration will not have a material impact on our operations. In addition, in 2018, the U.S. imposed tariffs on photovoltaic (“PV”) panels imported to the U.S. that could have an impact on overall U.S. demand.

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

We place loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are generally restored to accrual status when past due and principal and interest is paid and, in our management’s judgment, is likely to remain current.

Dividend income is recorded on the ex-dividend date for publicly issued securities and on the ex-dividend date for private investments. The timing and amount of dividend income is determined on at least a quarterly basis by GREC. This process includes an analysis at the individual SPV level based on cash available from operations and working capital ratios needed for the SPVs daily operations. Dividend income from our privately held, equity investments are recognized when approved. Dividends received from the company’s private investments, which generally reflect net cash flow from operations, are declared, accrued and paid on a quarterly basis at a minimum.

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

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares, sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. As of September 30, 2019, and December 31, 2018, the company recorded a liability for deferred sales commissions in the amount of $99,250 and $191,706, respectively.

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

Portfolio and Investment Activity

As of September 30, 2019, the company invested in numerous solar, wind, biomass, and energy efficiency projects included in 30 investment portfolios, as well as four secured loans, as follows:

Conic Portfolio

Colorado CSG II, consists of 12 operational community solar projects located in Colorado with a combined generating capacity of approximately 23.1 MW. The Projects all reached commercial operations date between December 2018 and June 2019. The Projects are part of Xcel Energy’s Community Solar Garden (“CSG”) program.

Sun Farm V & VI is also included within the Conic Portfolio and consists of two operating solar PV systems, 6.9 MW Sun Farm V and 7.0 MW Sun Farm VI, located in Perquimans County, North Carolina. The projects were placed in service in the fourth quarter of 2018 and sell power to large utility company through a 15-year fixed price PPA.

East to West Solar Portfolio

The company owns 9.8 MW of operating solar power facilities located on 13 sites in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina (the “East to West Solar Portfolio”). The East to West Solar Portfolio consists of ground and roof mounted solar systems (each, a “System”) located on municipal and commercial properties as follows:

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

Longleaf Portfolio

The company purchased and constructed a 21.8 MW portfolio of three solar projects (“Longleaf Portfolio”) located in Camden, Jamesville and Martin counties, North Carolina. Construction of the facilities has commenced, with closings to take place upon their reaching mechanical completion. All three facilities reached commercial operations during Q3 2019. The Longleaf Portfolio will sell all power generated to an investment grade utility off taker through a 15-year fixed price PPA.

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

With the inclusion of owned and leased assets, the company operates approximately 189.4 MW of operating commercial solar power facilities throughout the United States as of September 30, 2019.

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

The company operates approximately 31.8 MW of operating residential solar power facilities throughout the United States and Canada as of September 30, 2019.

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

Greenbacker Wind — Iowa Portfolio

The Wind – IA Portfolio is comprised of two projects Elk and Hawkeye. Elk is a 42.5 MW operating wind farm located in Delaware County, Iowa, and Hawkeye is a 37.5 MW operating wind farm located in Fayette County, Iowa. Elk and Hawkeye reached their COD in 2011 and 2012, respectively, and originally secured 20 and 25-year busbar PPA with an investment-grade utility. The acquisition is pending regulatory approval.

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

Greenbacker Wind — Minnesota Portfolio

In August 2019 the company acquired an interest in Community Wind South, a 30.75 MW operating wind farm located in Nobles County, Minnesota (“CWS”). The Project reached Commercial Operations (“COD”) in December 2012 and has 20-year busbar power and REC contracts with Northern States Power (A2/A-), a wholly owned subsidiary of Xcel Energy, with 13 years remaining on the contract.

Greenbacker Wind — Vermont Portfolio

Georgia Mountain Community Wind, purchased in December 2017, is a 10.0 MW project located in Mendon, Vermont that sells power directly to the City of Burlington Electric Department under a 25-year escalating rate PPA. The project consists of four 2.5 MW Goldwind turbines. The project was originally placed in service in the fourth quarter of 2012.

The company currently operates approximately 172.3 MW of operating wind power facilities throughout the United States.

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

Omni Portfolio

The company purchased the rights to a 21.2 MW to-be-constructed solar portfolio located in California, New Jersey and Maryland. The Omni Portfolio started construction in Q1 2019 and is expected to achieve commercial operations in Q4 2019 or Q1 2020.

Oregon Sun Portfolio

The Oregon Sun Portfolio is a 9.3 MW to be constructed DG solar Portfolio located in Oregon. The Portfolio started construction in Q3 2019 and is estimated to achieve COD in Q4 2019.

Phoenix Solar Portfolio

The company purchased the rights to a 10.9 MW portfolio of two solar projects (“Project Blue Star” and “Project Phoenix”, collectively the “Phoenix Solar Portfolio”). The Phoenix Solar Portfolio projects, which are located in Kent County and Prince Georges County, Maryland, respectively, reached commercial operation in September 2019. As of September 30, 2019 GREC, sold Project Phoenix to Greenbacker Renewable Opportunity Zone Fund (“GROZ”) for $16.8 million, with a realized gain of $6.7 million. The company stills owns Project Blue Star, comprising 7.8MW.

In addition, the company purchased the rights to a 3.8 MW project in Pennsylvania. The project will be included in the Phoenix Solar Portfolio, and is located Northampton County, Pennsylvania. It is expected to reach commercial operation by Q4 2019.

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

The company has under contract approximately 102.4 MW of pre-operational assets related to future commercial solar power facilities throughout the United States that are expected to become operational in 2019 and 2020.

Other

The other portfolio is currently comprised of acquisition costs related to energy projects being acquired in the United States.

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

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans and capital leases outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of September 30, 2019, all loans and capital leases were considered current per their terms.

SE Solar Loan

In February 2019, the company entered into a short-term secured loan agreement with SunEnergy1, LLC. The loan bears an interest rate of 9% and matures February 21, 2020.

Greenbacker Wind Loan - Massachusetts

In May 2019, the company entered into a short-term secured loan agreement with Holiday Hill Community Wind, LLC. The loan bears an interest rate of 8% and matures November 22, 2019.

Hudson Loan/Portfolio

In June 2019, the company entered into a short-term secured loan agreement with Hecate Energy New York Holdings LLC. The loan bears an interest rate of 8% and matures March 31, 2020.

Investment Summary

The following table presents the gross purchases of new investments or the gross funding of additional capital for existing investments for the nine months ended September 30, 2019 and September 30, 2018:

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Biomass
Eagle Valley BioMass	$20,773,245	$74,644
Commercial Solar
Conic Portfolio	14,740,000	-
Solar Portfolio	2,050,000	13,715,000
Foresight Solar Portfolio	590,000	449,929
Golden Horizons Solar Portfolio	90,000	100,000
Longleaf Solar Portfolio	56,589,297	-
Green Maple Portfolio	-	4,507,823
Midway III Solar Portfolio	535,000	31,060,658
Raleigh Portfolio	150,000	150,000
Six States Solar Portfolio	500,000	9,250,000
Residential Solar
Enfinity Colorado DHA Portfolio	505,000	-
Greenbacker Residential Solar Portfolio II	25,000	-
Wind
Greenbacker Wind Portfolio - Iowa	5,440,000
Greenbacker Wind Portfolio - Minnesota	29,000,000	-
Greenbacker Wind Portfolio - Montana	777,000	-
Greenbacker Wind Portfolio - Vermont	-	500,000
Pre-Operational Assets
Colorado CES Portfolio	2,782,246	-
Omni Portfolio	12,430,700	-
Oregon Sun Portfolio	3,091,407	-
Phoenix Solar Portfolio	16,744,932	-
SE Solar 2019 Portfolio	3,000,000	-
Turquoise Solar Portfolio	16,162,631	-
Other Portfolios	4,370,666	10,625,000
Energy Efficiency
GREC Energy Efficiency Portfolio	-	1,500
Secured Loans
Greenbacker Wind Loan - Massachusetts	10,250,000	-
Hudson Loan	2,228,179	-
SE Solar Loan	5,000,000	-
	$207,825,303	$70,434,554

The composition of the company’s investments as of September 30, 2019, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
BioMass:
Eagle Valley BioMass Portfolio	$21,092,600	$21,092,600	4.7%
Subtotal	$21,092,600	$21,092,600	4.7%
Commercial Solar:
Conic Portfolio	$12,673,960	$22,354,979	5.0%
East to West Solar Portfolio	39,109,190	43,006,973	9.6
Foresight Solar Portfolio	13,790,000	15,038,793	3.3
Golden Horizons Solar Portfolio	9,290,000	15,776,948	3.5
Green Maple Portfolio	17,582,823	16,125,928	3.6
Longleaf Portfolio	24,333,667	25,548,379	5.7
Magnolia Sun Portfolio	10,775,000	6,944,595	1.5
Midway III Solar Portfolio	10,283,905	11,014,706	2.4
Raleigh Portfolio	20,972,198	21,972,218	4.9
Six States Solar Portfolio	12,770,306	13,450,332	3.0
Sunny Mountain Portfolio	884,578	1,235,025	0.3
Subtotal	$172,465,627	$192,468,876	42.8%
Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$2,152,424	0.5
Enfinity Colorado DHA Portfolio	1,905,000	2,759,962	0.6
Greenbacker Residential Solar Portfolio	28,100,000	32,003,269	7.1
Greenbacker Residential Solar Portfolio II	6,425,000	12,898,191	2.9
Subtotal	$38,033,136	$49,813,846	11.1%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$8,725,930	1.9
Greenbacker Wind Portfolio - Iowa	5,440,000	5,440,000	1.2
Greenbacker Wind Portfolio - Idaho	7,320,000	6,406,368	1.4
Greenbacker Wind Portfolio - Montana	29,000,000	29,000,000	6.4
Greenbacker Wind Portfolio - Minnesota	22,486,487	24,083,592	5.4
Greenbacker Wind Portfolio - Vermont	24,917,193	32,325,471	7.2
Subtotal	$98,663,680	$105,981,361	23.5%
Pre-Operational Assets:
Colorado CES Portfolio	$3,782,246	$3,782,246	0.8
Omni Portfolio	12,599,242	12,599,242	2.8
Oregon Sun	3,091,407	3,091,407	0.7
Phoenix Solar Portfolio	11,509,194	11,509,194	2.6
SE Solar 2019 Portfolio	5,000,000	5,000,000	1.1
Turquoise Solar Portfolio	22,039,819	22,039,819	4.9
Subtotal	$58,021,908	$58,021,908	12.9%
Other Investments:
Other Portfolios	$4,324,528	$4,128,915	0.9
Subtotal	$4,324,528	$4,128,915	0.9%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$403,682	$411,740	0.1
Renew AEC One, LLC	489,140	489,140	0.1
Subtotal	$892,822	$900,880	0.2%
Secured Loan:
Greenbacker Wind Loan - Massachusetts	$10,250,000	$10,250,000	2.3
Hudson Loan	2,228,179	2,228,179	0.5
SE Solar Loan	5,000,000	5,000,000	1.1
Subtotal	$17,478,179	$17,478,179	3.9%
Total	$410,972,480	$449,886,565	100.0%

The composition of the company’s investments as of December 31, 2018, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Commercial Solar:
East to West Solar Portfolio	$37,079,887	$33,665,088	10.9%
Foresight Solar Portfolio	13,650,000	14,357,201	4.7
Golden Horizons Solar Portfolio	9,400,000	14,445,071	4.7
Green Maple Portfolio	17,582,823	16,066,837	5.2
Magnolia Sun Portfolio	10,775,000	8,258,786	2.7
Midway III Solar Portfolio	11,552,904	13,265,608	4.3
Raleigh Portfolio	20,822,198	21,358,997	7.0
Six States Solar Portfolio	12,470,306	13,440,025	4.4
Sun Farm Portfolio	10,514,960	11,606,877	3.8
Sunny Mountain Portfolio	884,578	1,107,041	0.4
Subtotal	$144,732,656	$147,571,531	48.1%
Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$2,081,554	0.6
Enfinity Colorado DHA Portfolio	1,400,000	1,700,728	0.6
Greenbacker Residential Solar Portfolio	28,100,000	27,372,253	8.9
Greenbacker Residential Solar Portfolio II	6,400,000	10,763,559	3.5
Subtotal	$37,503,136	$41,918,094	13.6%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$8,070,745	2.6
Greenbacker Wind Portfolio - Idaho	7,320,000	6,385,631	2.1
Greenbacker Wind Portfolio - Montana	21,709,487	21,956,868	7.1
Greenbacker Wind Portfolio - Vermont	24,917,193	28,752,500	9.4
Subtotal	$63,446,680	$65,165,744	21.2%
Pre-Operational Assets:
Colorado CSG Solar Portfolio	$27,333,205	$27,215,170	8.9
Phoenix Solar Portfolio	9,964,515	9,964,515	3.2
SE Solar Portfolio	7,178,207	7,178,207	2.3
Turquoise Solar Portfolio	5,877,188	5,877,188	1.9
Subtotal	$50,353,115	$50,235,080	16.3%
Other Investments:
Other Portfolios	1,279,273	1,263,620	0.4
Subtotal	$1,279,273	1,263,620	0.4%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$447,885	$470,406	0.2
Renew AEC One, LLC	551,640	551,640	0.2
Subtotal	$999,525	$1,022,046	0.4%
Total	$298,314,385	$307,176,115	100.0%

Results of Operations

A discussion of the results of operations for the three and nine months ended September 30, 2019 and three and nine months ended September 30, 2018 are as follows:

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

The other major component of our revenue is interest income earned on our cash and debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three and nine months ended September 30, 2019 totaled $5,556,784 and $11,720,352 respectively, while dividend income for the three and nine months ended September 30, 2018 totaled $4,786,395 and $14,374,691, respectively. Interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees) for the three and nine months ended September 30, 2019 totaled $1,123,039 and $2,401,399, respectively, while interest income for the three and nine months ended September 30, 2018 totaled $568,590 and $632,312, respectively.

The increase in dividend income from the three- month period ended September 30, 2018 to September 30, 2019 was primarily attributed to energy production being higher in Q3 2019 compared to Q3 2018 due to more favorable weather conditions. The decrease in dividend income from the nine- month period ended September 30, 2018 to September 30, 2019 was primarily attributed to energy production being lower in Q1 & Q2 2019 compared to Q1 & Q2 2018 due to unfavorable weather conditions. The increase in interest income from the three- and nine-month periods ended September 30, 2018 to September 30, 2019 was primarily attributed to interest earned on significant cash balances waiting to be invested.

Expenses. For the three and nine months ended September 30, 2019, the company incurred $4,654,874 and $11,797,740 in operating expenses, respectively, including the management fees earned by the advisor. For the three and nine months ended September 30, 2018, the company incurred $2,649,482 and $7,044,576 in operating expenses, respectively, including the management fees earned by the advisor.

For the three and nine months ended September 30, 2019, the advisor earned $2,228,976 and $6,086,107, respectively, in management fees due to the increase in total assets. The three and nine months ended September 30, 2018, the advisor earned $1,571,737 and $4,090,466, respectively, in management fees due to the increase in total assets.

The consolidated financial statements reflect a $2,588,895 and $4,025,183 increase in incentive allocation for the three and nine months ended September 30, 2019 based primarily upon net unrealized appreciation.

The consolidated financial statements reflect a $59,210 decrease and $899,624 increase in incentive allocation for the three and nine months ended September 30, 2019 based primarily upon net unrealized appreciation (depreciation).

Lastly, for the three and nine months ended September 30, 2019, the company generated a tax (benefit) from operations in the amount of $(48,360) and $(553,652) respectively and generated a deferred tax (benefit) and incurred a deferred tax expense in the amount of $653,179 and $(657,989), respectively, for the three and nine months ended September 30, 2018. The deferred tax benefit is mainly derived from net operating losses incurred and investment tax credit carryforwards related to the company’s investments. These, unlike financial statement purposes under GAAP, are consolidated for tax purposes and offset by unrealized tax basis gains on the company’s investments.

The decrease in the tax benefit was driven primarily by an unrealized gain on investments for tax purposes. Thus, for the three and nine months ended September 30, 2019, the net investment income was $2,067,331 and $2,689,697, respectively, or $0.05 and $0.06, respectively, per share. For the three and nine months ended September 30, 2018, the net investment income was $1,988,378 and $8,519,173, respectively, or $0.06 and $0.31, respectively, per share.

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

For the three and nine months ended September 30, 2019, we recognized a $6,683,326 realized gain on the sale of an investment, a net change in unrealized appreciation of $9,906,613 and $23,286,195, respectively, was recorded of which $11,903,224 and $30,010,301 of unrealized appreciation, respectively, related to the change in value of investments and $(15,767) and $42,054 of unrealized appreciation (depreciation), respectively, related to the change in value based upon changes in foreign currency exchange rates and $(1,980,844) and $(6,766,160) of unrealized (depreciation), respectively, related to the change in value of swap contracts.

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

For the three and nine months ended September 30, 2018, we recognized no realized gains or losses on the sale of investments, a net change in unrealized appreciation (depreciation) of $(296,054) and $4,498,119, respectively, was recorded of which $(811,752) and $3,073,280 of unrealized appreciation (depreciation), respectively, related to the change in value of investments and $24,289 and $(40,570) of unrealized appreciation (depreciation), respectively, related to the change in value based upon changes in foreign currency exchange rates and $491,409 and $1,465,409 of unrealized appreciation, respectively, related to the change in value of swap contracts.

Changes in Net Assets from Operations. For the three and nine months ended September 30, 2019, we recorded a net increase in net assets resulting from operations of $16,193,547 and $28,115,577, respectively. For the three and nine months ended September 30, 2018, we recorded a net increase in net assets resulting from operations of $3,967,400 and $14,126,494, respectively.

Changes in Net Assets, Net Asset Value and Offering Prices. For the nine months ended September 30, 2019 and September 30, 2018, we recorded a net increase in net assets of $28,115,577 and $14,126,494, respectively. The increase in net assets primarily relates to our net investment income earned during the year and unrealized appreciation related to the change in value of investments.

Based on the net asset value for each quarter ended since the Commencement of Operations, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A**	C**	I**	P-A**		P-I
25-Apr-14	04-Nov-15	$10.000	$9.576	$9.186	N/A		N/A
05-Nov-15	04-Feb-16	$10.024	$9.599	$9.208	N/A		N/A
05-Feb-16	05-May-16	$10.048	$9.621	$9.230	N/A		N/A
06-May-16	03-Aug-16	$10.068	$9.640	$9.248	$9.589		$8.808
04-Aug-16	06-Nov-16	$10.227	$9.791	$9.394	$9.739		$8.946
07-Nov-16	07-Feb-17	$10.282	$9.581	$9.445	$9.782		$8.828
08-Feb-17	04-May-17	$10.224	$9.526	$9.391	$9.704		$8.758
05-May-17	17-May-17	$10.165	$9.479	$9.337	$9.704		$8.690
18-May-17	03-Aug-17	$9.735	$9.067	$8.942	$9.704		$8.690
04-Aug-17	02-Nov-17	$9.724	$9.078	$8.932	N/A		$8.730
03-Nov-17	05-Feb-18	$9.735	$9.089	$8.943	N/A		$8.750
06-Feb-18	06-May-18	$9.780	$9.089	$8.984	$9.646	*	$8.810
07-May-18	02-Aug-18	$9.803	$9.122	$9.006	$9.679		$8.840
03-Aug-18	31-Oct-18	$9.829	$9.172	$9.029	$9.694		$8.900
01-Nov-18	06-Feb-19	$9.791	$9.149	$8.994	$9.683		$8.890
07-Feb-19	06-May-19	$9.626	$9.007	$8.842	$9.501		$8.761
07-May-19	01-Aug-19	N/A	N/A	N/A	N/A		$8.760
02-Aug-19	13-Nov-19	N/A	N/A	N/A	N/A		$8.770
14-Nov-19		N/A	N/A	N/A	N/A		$8.929

*	Effective April 16, 2018

**	Effective March 27, 2019 shares of class A, C, I, and P-A are no longer offered.

Liquidity and Capital Resources

As of September 30, 2019, and December 31, 2018, the company had $14,772,600 and $39,122,635 in cash and cash equivalents, respectively. We anticipate on continuing to reduce our cash balance through the closing of several investment transactions during 2019 as well as the funding of construction costs related to pre-operational assets. We use our cash to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

●	the net proceeds from share offerings;

●	dividends, fees, and interest earned from our portfolio of investments, as a result of, among other things, cash flows from a project’s power sales;

●	proceeds from sales of assets and capital repayments from investments;

●	financing fees, retainers and structuring fees;

●	borrowing capacity under current and future financing sources.

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $157,798,190 and $61,916,180 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West, Foresight Solar, Conic, Midway III, Enfinity Colorado DHA, Eagle Valley and Greenbacker Wind Portfolios as of September 30, 2019 and December 31, 2018, respectively. As of December 31, 2018, the company and GREC provided an unsecured guarantee on the repayment of the Foresight Solar, Midway III and Greenbacker Wind LLC loans.

As part of the acquisition of the Enfinity Colorado DHA Portfolio (“DHA Portfolio”), a mortgage note dated April 20, 2012 (the “Note”), funded with bond proceeds from the Colorado Housing Finance Authority of Denver, Colorado in the amount of $6,775,000 (Taxable Qualified Energy Conservation Bonds) pursuant to a trust indenture, was assumed. The Note, whose remaining balance as of September 30, 2019 is $4,870,000 bears gross interest at an effective annual rate of 5%, and requires semiannual interest payments, payable on April 1 and October 1 of each year. The note has a final maturity date of April 1, 2032. Pursuant to the Series 2012 bonds, the DHA Portfolio receives interest subsidy payments from the United States Treasury semiannually on April 1 and October 1 of each year. The semiannual interest subsidy receivable is 3.255% of the outstanding bond principal. The Note is secured by the personal property, land improvements, and income of the DHA Portfolio. Lastly, pursuant to the Note agreement, the DHA portfolio has agreed that it will not take any action which jeopardizes the tax-exempt status of the mortgage.

As part of the acquisition of Fairfield Wind Manager LLC (“FWM LLC”) by Greenbacker Wind LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by wind assets held by Fairfield Wind Owner, LLC (“FWO LLC”), an entity which FWM LLC owns 50.01%. The loan earns interest at a variable base rate plus the applicable margin (4.84% as of September 30, 2019), as such terms are defined in the financing agreement. As of September 30, 2019, the outstanding notes payable balance was $10,337,889.

On December 26, 2017, Greenfield Wind Manager LLC “(GWM LLC”) entered into a Financing Agreement for a term loan not to exceed $23,562,443. The loan bears interest at 2.125% in excess of one-month LIBOR plus 1.0% through the end of the fourth anniversary of the loan and 2.375% thereafter. The company is indirectly responsible for outstanding notes payable collateralized by wind assets held by GWM LLC. As of September 30, 2019, the outstanding notes payable balance was $22,588,344.

As part of the acquisition of the Foresight Solar Portfolio (“Foresight”) by East to West Solar LLC, an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by solar assets held by Fresh Air Energy IV LLC, Fresh Air Energy VII LLC and Fresh Air Energy VIII. The Fresh Air Energy VII and Fresh Air Energy VIII loans are fixed rate (6.0%) and the Fresh Air Energy IV loan is a variable rate loan (5.25% as of September 30, 2019), as defined in the relevant financing agreements. As of September 30, 2019, the combined outstanding notes payable balance related to the Foresight Solar Portfolio was $4,891,139.

As part of the acquisition of the Midway III Portfolio (“Midway”) by GREC LLC, Midway an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by solar assets held by Midway Manager LLC. The Midway Manager loan is a variable rate loan (3.83% as of September 30, 2019), as defined in the relevant financing agreements. As of September 30, 2019, the combined outstanding notes payable balance related to the Midway III was $17,523,298.

As part of the acquisition of the Rockville Portfolio (“Rockville”) by GREC LLC, Rockville an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by solar assets held by Rockville LLC. The Rockville loans are variable rate loans (4.52% and 4.74% as of September 30, 2019), as defined in the relevant financing agreements. As of September 30, 2019, the combined outstanding notes payable balance related to the Rockville was $8,553,331.

As part of the acquisition of Eagle Valley (“EVCE”) by GREC LLC, EVCE an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable by a governmental agency, collateralized by assets held by EVCE LLC. The Eagle Valley loan is a fixed rate loan bearing interest at a rate of 1.905% per annum as defined in the relevant financing agreements. As of September 30, 2019, the outstanding note payable balance related to the EVCE was $34,261,002.

As part of the acquisition of the Conic Portfolio (“Conic”) by GREC LLC, Conic an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by solar assets held by Conic Manager LLC. The Conic Manager loan is a variable rate loan (3.88% as of September 30, 2019), as defined in the relevant financing agreements. As of September 30, 2019, the combined outstanding notes payable balance related to the Conic was $27,528,000.

As part of the acquisition of the Wind - MN Portfolio (“Wind - MN”) by GREC LLC, Wind - MN an indirect, wholly owned subsidiary of the company, the company is indirectly responsible for notes payable collateralized by wind assets held by Wind - MN. The Wind - MN loan is a variable rate loan (4.95% as of September 30, 2019), as defined in the relevant financing agreements. As of September 30, 2019, the combined outstanding notes payable balance related to Wind - MN was $27,246,130.

Since the company maintains operating control over all entities with project level debt outstanding, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries as well as GREC and the company.

On June 20, 2019, the company, through GREC Holdco, entered into a new credit agreement, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The new credit facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects (the “Projects”) that act as collateral for the credit facility, of which approximately $58,307,080 was drawn down at closing. The New Credit Facility allows for additional drawdowns through June 20, 2020, at which point the outstanding loans shall convert to a term loan and matures on June 20, 2025. In August 2019, the company drew down an additional $11,256,808 increasing the total amount drawn on the credit facility.

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

As of September 30, 2019, the outstanding balance is approximately $68.3 million. Financing costs of $2.9 million related to the New Credit Facility have been capitalized and are being amortized over the current term of the New Credit Facility.

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

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 3.82% as of September 30, 2019.

The following table summarizes the notes payable shown on Consolidated Statement of Assets and Liabilities as well as notes payable balances of the company’s operating entities as of September 30, 2019:

	Interest Rates
	Range	Weighted Average	Maturity Dates	September 30, 2019
Fixed rate notes payable	1.775%–6.000%	2.22%	01/29/2022-09/29/2049	$42,558,906
Floating rate notes payable	3.830%–5.750%	4.19%	03/31/2023-3/30/2040	183,583,804
				$226,142,710

The principal payments due on the notes payable for each of the next five years ending December 31 and thereafter are as follows:

Year ending December 31:	Principal Payments
2019	2,957,499
2020	11,618,171
2021	14,660,453
2022	32,659,553
2023	10,330,764
Thereafter	153,916,270
$226,142,710

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

Tax equity investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the tax equity investors achieve their agreed upon rate of return, they may be entitled to substantially all of the applicable project’s operating cash flow, as well as substantially all of the project’s ITCs, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the tax equity investors reach their target return between five and ten years after the applicable project achieves commercial operation.

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

We may seek to stabilize our financing costs as well as any potential decline in our investments by entering into swap or other financial transactions to hedge our interest rate risk. In connection with the FWO LLC note payable, FWO LLC entered into two interest rate swap transactions in notional amounts of $9,175,561 and $11,370,437, respectively, to swap a floating interest rate to a fixed interest rate. The swap transactions have an effective interest rate of 5.07%, and 2.86%, respectively, and a notional amount that matches the principal amount of the loan. The value of the swap agreements as of September 30, 2019 was a total liability in the amount $2,215,899. FWO LLC does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

In connection with the GWM LLC note payable, GWM LLC entered into two interest rate swap transactions in notional amounts of $20,284,441 and $921,758, respectively, to swap a floating interest rate to a fixed interest rate. The swap transactions have an effective interest rate of 2.1725%, and 2.454%, respectively, and a notional amount that matches the principal amount of the loan. The value of the swap agreements as of September 30, 2019 was a total liability in the amount $2,334,967. GWM LLC does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

In connection with the Midway note payable, Midway Manager LLC entered into two interest rate swap transactions in notional amounts of $17,613,401 and $12,440,392, respectively, to swap a floating interest rate to a fixed interest rate. The value of the swap agreements as of September 30, 2019 was a total liability in the amount $2,528,444. Midway III Manager does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

In connection with the Conic note payable, Conic Manager LLC entered into an interest rate swap transaction in notional amounts of $27,102,171 to swap a floating interest rate to a fixed interest rate. The value of the swap agreements as of September 30, 2019 was a total liability in the amount $1,902,932. Conic Manager does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

In connection with the Wind - MN note payable, Wind - MN entered into an interest rate swap transaction in notional amounts of $36,077,505 to swap a floating interest rate to a fixed interest rate. The value of the swap agreements as of September 30, 2019 was a total liability in the amount $866,000. Wind - MN does not designate the swap transaction as a hedge for accounting purposes and, accordingly, accounts for the interest rate swap at fair value, with adjustments to fair value recorded as interest expense concurrent with the recording of interest expense associated with the underlying loan payments.

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of September 30, 2019, no sub-advisors have been retained by GCM.

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

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Borrowings under the New Credit Facility are secured by the assets, cash, agreements and equity interests in the GREC Holdco and its subsidiaries. The company is a guarantor of GREC HoldCo’s obligations under the New Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the New Credit Facility is approximately $68.3 million as of September 30, 2019.

Investment in to be constructed assets: Pursuant to various engineering, procurement and construction contracts to which 7 entities of the company are individually a party, the entities, and indirectly the company, has committed an outstanding balance of approximately $112.7 million to complete construction of the facilities. Based upon current construction schedules, the expectation is these commitments will be fulfilled in 2019 into 2020. We also have 9 entities of the company that are individually a party, and indirectly the company, and committed an outstanding balance of approximately $107.8 million to membership interest purchase agreements (“MIPA”) as of September 30, 2019. The company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.

Investment in operating assets: In September 2019, GREC signed a purchase and sale agreement to acquire an interest in Wind – IA, which is comprised of two projects Elk and Hawkeye. Elk is a 42.5 MW operating wind farm located in Delaware County, Iowa, and Hawkeye is a 37.5 MW operating wind farm located in Fayette County, Iowa. Elk and Hawkeye reached their COD in 2011 and 2012, respectively, and originally secured 20 and 25-year busbar PPA with an investment-grade utility. The acquisition is pending regulatory approval.

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

If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of September 30, 2019, GREC and/or the company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is approximately $86,675 as of September 30, 2019.

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

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Cash from operations	$2,136,045	$7,608,681
Offering proceeds	11,800,835	-
Total Cash Distributions	$13,936,880	$7,608,681

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2019, the company sold 7,836,028 Class P-I shares under a private placement memorandum. During the years ended December 31, 2018, 2017 and 2016, the company sold 15,478, 3,092 and 47,774 Class P-A shares and 8,469,306, 3,198,559 and 199,319 Class P-I shares, respectively, under a private placement memorandum. While Class P-A shares were converted into Class P-I shares during the quarter ended June 30, 2017, they were reinstated for sale as of April 16, 2018. There were no Class P-A shares sold since reinstatement.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-178786-01) filed on December 11, 2012)

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1*	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2*	Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated October 9, 2013 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on October 9, 2013)

10.3*	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4*	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.7*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

10.9*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated June 20, 2019 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on June 25, 2019).

24.1*	Power of attorney

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 12, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2019	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: November 12, 2019	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC