Form 10-K
period 2019-12-31
Greenbacker Renewable Energy Co LLC
filed 2020-03-16
CIK 1563922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Charles Wheeler

c/o Greenbacker Capital Management LLC
30 Danforth Street, Suite 206

Portland, ME 04101

Tel (646) 237-7884

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Limited liability company interest	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

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

As of March 2, 2020, the registrant had 49,305,069 shares of common interests, $0.001 par value, outstanding.

i

GLOSSARY OF KEY TERMS

In this annual report on Form 10-K, except as otherwise indicated, the terms:

●	The term “LLC” refers to Greenbacker Renewable Energy Company LLC;

●	“we,” “us,” “our” and the “company” refers, collectively, to Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation, and GREC Entity HoldCo LLC;

●	The “advisor” and “GCM” refer to Greenbacker Capital Management LLC, our advisor;

●	The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor;

●	The term “special unit” refers to the special unit of limited liability company interest in the LLC entitling the Special Unitholder to an incentive allocation and distribution;

●	The term “SC Distributors” and “dealer manager” refer to SC Distributors, LLC, a Delaware limited liability company, the LLC’s dealer manager;

●	“GREC” refers to Greenbacker Renewable Energy Corporation, a Maryland corporation;

●	“GREC HoldCo” refers to GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC;

●	“Greenbacker Administration” and “Administrator” refers to Greenbacker Administration, LLC, our Administrator;

●	“Greenbacker Group LLC” refers to a sponsor of the company and the parent of GCM;

●	“DRP” — Distribution Reinvestment Plan;

●	“ITC”— Investment Tax Credit;

●	“PTC”— Production Tax Credit;

●	“MWh”— Megawatt Hours;

●	“kW”— Kilowatts;

●	“kWh”— Kilowatt hours;

●	“REC”— Renewable Energy Credit;

●	“SREC”— Solar Renewable Energy Credit;

●	“MW”— Megawatts- (DC) for all Solar assets and (AC) for Wind assets

●	“PPA” — Power Purchase Agreement;

●	“RPS”— Renewable Portfolio Standard;

●	“EEC”— Energy Efficiency Certificate; and

●	“PV”— Photovoltaic.

ii

PART I

ITEM 1. BUSINESS

FORMATION OF OUR COMPANY

Greenbacker Renewable Energy Company LLC (“LLC”), a Delaware limited liability company, formed in December 2012, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all of the outstanding shares of capital stock of GREC. GREC Entity HoldCo LLC (“GREC Holdco”), a wholly-owned subsidiary of GREC, was formed in Delaware, in June 2016. We are externally managed and advised by the advisor, a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year end is December 31.

Pursuant to an initial Registration Statement filed in December 2011 (File No. 333-178786-01) and a second Registration Statement filed in February 2017 (File No. 333-211571), the company offered up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the company’s DRP. As of March 29, 2019, the company terminated its public offering of the shares as well as its privately offered Class P-A shares. While the company publicly offered three classes of shares: Class A, C and I, currently the company is only privately offering Class P-I shares on a continuous basis. The share classes had different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted the DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. Following the termination of the company’s public offering of shares, the DRP and the share repurchase plan will continue to be available to existing investors. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 (File No. 333-231960) we are offering a maximum of $10,000,000 in shares of our common stock to our existing stockholders pursuant to the DRP.

Each quarter, our advisor, utilizing the services of an independent valuation firm, when necessary, reviews and approves the net asset value for each class of shares, subject to the oversight of the company’s board of directors. To the extent that the net asset value per share on the most recent valuation date increases or decreases, the company will adjust the offering price of the P-I shares to the then-net asset value per share. Five days after the publishing of each quarter-end valuation, Class A, C and I shares are currently offered pursuant to the DRP at a price equal to the net asset value.

OVERVIEW OF OUR BUSINESS

Our business objective is to generate attractive risk-adjusted returns for our investors, consisting of both current income and long-term capital appreciation, by acquiring and financing the construction and/or operation of income-generating renewable energy, energy efficiency and sustainable development projects, primarily within but also outside of North America. We expect the size of our investments to generally range between approximately $1 million and $100 million. We will seek to maximize our risk-adjusted returns by: (1) capitalizing on market opportunities; (2) focusing on hard assets that produce dependable cash flows; (3) efficiently utilizing government incentives where available; (4) employing creative deal structuring to optimize capital and ownership structures; (5) partnering with experienced financial, legal, engineering and other professional firms; (6) employing sound due diligence and risk mitigation processes; and (7) monitoring and managing our portfolio of assets on an ongoing basis.

Our objective has been to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as RECs and EECs. We initially focused on solar energy and wind energy projects as well as energy efficiency projects. In 2019, we invested in our first biomass facility.

We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time, compared to other renewable energy classes. Therefore, we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives, make wind energy and other types of projects attractive as well.

Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Since solar technology is scalable and well-established, it has been a relatively straightforward process to integrate new acquisitions and projects into our portfolio.

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

Our preferred investment strategy is to acquire controlling equity stakes in our target assets or to be named the managing member of a limited liability company to oversee and supervise their operations. We define controlling equity stakes as companies in which we own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors. However, we will also provide financing to projects owned by others, including through the provision of secured loans, which may or may not include some form of equity participation.

Our strategy will be tailored to balance long-term cash flow certainty, which we can achieve through long-term agreements for our products, with shorter term arrangements that allow us to potentially generate higher risk-adjusted returns. We may provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity and preferred equity, and we may make minority equity investments. We may also participate in projects by acquiring contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of a project. We may also make equity investments in or loans to parties financing the supply of renewable energy and energy efficiency to residential and commercial customers or the adoption of strategies to reduce the consumption of energy by those customers.

Overall, management’s strategy of purchasing smaller renewable energy projects where there is less competition from the larger capital providers has enabled us to build a diversified portfolio of high quality, higher returning assets.  Having a portfolio of smaller projects is initially more expensive and time consuming to operate than having a smaller number of much larger projects, as all renewable energy projects have similar onboarding and acquisition costs irrespective of their size. At scale, there are considerable efficiencies to be obtained on smaller projects through the streamlining of operations, buying insurance and other services in bulk and obtaining much better financing terms and these benefits are then available to be enjoyed over the whole of the economic life of the assets; which in most cases is 30 -35 years. We view the downside of the additional upfront costs as well worth the investment to provide superior returns over the long term. The larger and more efficient the company becomes the more we create a sustainable competitive advantage in the marketplace.  There are other advantages of this strategy as well, including but not limited to, wide geographic diversity, which is very important when weather plays such an important part in the generation of our income, credit risk diversity, operational diversity, technology diversity and smoothing the seasonality. Another key advantage to our approach is that we expect to see a relatively greater number of smaller project investment opportunities in the future as the economy continues to embrace the concept of distributed energy and move away from the traditional centralized generation model.  As this trend continues, we expect to see more smaller transactions coming to market and far fewer large transactions.  In 2019, we executed 12 portfolio acquisition transactions and four portfolio sales, resulting in a total of 34 portfolios to date.  As our access to capital has increased, the average size of the investment that we have executed has increased from 13.98 MW per portfolio in 2018 to 19.83 MW per portfolio in 2019, a 41.85% increase year-over-year.

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

Our PPAs, when structured with utilities and other large commercial users of electricity, are generally long-term in nature, tied to 100% of the output of the specific generating asset, and priced at a rate established pursuant to a formula set by the contract. The formula is often dependent upon the type of subsidies, if any, offered by the local and state governments for project development. Although we focus on projects with long-term contracts that ensure price certainty, we may also look for projects with shorter term arrangements that will allow us to participate in market rate changes which may lead to higher current income.

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

We have structured some of our investments in residential solar with a similar commercial arrangement to that of the PPAs with utilities and other large commercial users of electricity for our energy projects, as described above. In addition, we have acquired residential solar assets which have a private purchase agreement with the residential homeowner as counterparty as well as leasing the solar assets to a residential owner on a long-term basis where the residential owner directly receives the benefit of the electricity generated.

The table below sets forth the company’s investments in alternative energy generation portfolios as of December 31, 2019.

	Acquisition Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Conic Portfolio	First quarter 2018, Second quarter 2018, Fourth quarter 2018	Commercial Solar	Colorado, North Carolina	Managing member, majority equity owner	$12,077,823	Commercial ground and roof mounted photovoltaic systems	36.9
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015, Second quarter 2018	Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership or Managing member, majority equity owner	$39,109,190	Commercial ground and roof mounted photovoltaic systems	32.5
Foresight Solar Portfolio	Fourth quarter 2017	Commercial Solar	California, Colorado	Managing member, majority equity owner	$13,790,000	Commercial ground and roof mounted photovoltaic systems	10.1
Golden Horizons Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	100% equity ownership	$9,290,000	Commercial ground and roof mounted photovoltaic systems	7.8
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015, Fourth quarter 2019	Commercial Solar	Vermont	100% equity ownership	$26,561,596	Commercial ground and roof mounted photovoltaic systems	13.1
Longleaf Solar Portfolio	Fourth quarter 2018	Commercial Solar	North Carolina	Managing member, majority equity owner	$22,797,404	Commercial ground and roof mounted photovoltaic systems	21.8
Magnolia Sun Portfolio	Third quarter 2015, First quarter 2016	Commercial Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted photovoltaic systems	5.3
Midway III Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	Managing member, majority equity owner	$10,575,394	Commercial ground and roof mounted photovoltaic systems	26.0
Six States Solar Portfolio	Fourth quarter 2015, Third quarter 2017	Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% equity ownership	$12,655,306	Ground and roof mounted solar systems	12.9

	Acquisition Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Sunny Mountain Portfolio	Third quarter 2014	Commercial Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.8
Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Residential Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	0.6
Greenbacker Residential Solar Portfolio	Third quarter 2016, First quarter 2017, Second quarter 2017	Residential Solar	Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	100% equity ownership or managing member, majority equity owner	$28,100,000	Residential rooftop mounted solar photovoltaic systems	18.6
Greenbacker Residential Solar Portfolio II	Second quarter 2017	Residential Solar	Arizona, California, Connecticut, Maryland, Massachusetts, Nevada, New Jersey and New York	Managing member, majority equity owner	$6,400,000	Residential rooftop mounted solar photovoltaic systems	10.2
Greenbacker Wind Portfolio - California	Fourth quarter 2017	Wind	California	100% equity ownership	$9,500,000	Operating wind power facilities	6.0
Greenbacker Wind Portfolio - HoldCo	Second quarter 2017, Fourth quarter 2017, Second quarter 2019	Wind	Idaho, Minnesota, Vermont	100% equity ownership	$25,753,111	Operating wind power facilities	51.3
Greenbacker Wind Portfolio - Montana	Fourth quarter 2015, Fourth quarter 2016	Wind	Montana	Managing member, equity owner	$24,756,684	Operating wind power facilities	35.0
Greenbacker Wind Portfolio - Iowa	Third quarter 2019	Wind	Iowa	100% equity ownership	$20,440,000	Operating wind power facilities	80.0
Greenbacker Wind Portfolio - Massachusetts	Fourth quarter 2019	Wind	Massachusetts	Managing member, majority equity owner	$10,169,079	Operating wind power facilities	5.0
Eagle Valley Biomass Portfolio	Second quarter 2019	Biomass	Colorado	100% equity ownership	$21,425,600	Operating biomass facility	12.0
SE Solar 2019 Portfolio	Fourth quarter 2018	Pre-Operational Assets	North Carolina	100% equity ownership	$5,000,000	Commercial ground and roof mounted photovoltaic systems	20.8
Turquoise Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	Nevada	100% equity ownership	$26,602,532	Commercial ground and roof mounted photovoltaic systems	60.6

	Acquisition Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Omni DG Portfolio	First Quarter 2019	Pre-Operational Assets	California, New Jersey, Maryland	100% equity ownership	$17,900,298	Commercial ground and roof mounted photovoltaic systems	19.6
Phoenix Solar Portfolio	Fourth Quarter 2019	Pre-Operational Assets	Pennsylvania	100% equity ownership	$4,051,138	Commercial roof mounted photovoltaic systems	7.2
Colorado CES Portfolio	Second quarter 2019	Pre-Operational Assets	Colorado	100% equity ownership	$4,517,354	Commercial ground and roof mounted photovoltaic systems	6.0
Oregon Sun Portfolio	Third quarter 2019	Pre-Operational Assets	Oregon	100% equity ownership	$5,404,787	Commercial ground and roof mounted photovoltaic systems	9.3
Electric City Solar Portfolio	Fourth quarter 2019	Pre-Operational Assets	Michigan	100% equity ownership	$4,208,484	Commercial ground mounted photovoltaic systems	18.9
Citrine Portfolio	Fourth quarter 2019	Pre-Operational Assets	Massachusetts, New Jersey, and Pennsylvania	100% equity ownership	$3,411,249	Commercial ground and roof mounted photovoltaic systems	9.2
Opal Portfolio	Fourth quarter 2019	Pre-Operational Assets	Vermont	100% equity ownership	$344,949	Commercial ground mounted photovoltaic systems	0.7
Trillium Portfolio	Fourth quarter 2019	Pre-Operational Assets	Arizona, Colorado, D.C., and Maryland	Managing member, majority equity owner	$24,277,396	Commercial ground mounted photovoltaic systems	16.9
Other Portfolios	Third quarter 2018 Fourth quarter 2018, Fourth quarter 2019	Pre-Operational Assets	California, Colorado, North Carolina, and Delaware	100% equity ownership	$12,657,710	Commercial ground and roof mounted photovoltaic systems	N/A
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency	Puerto Rico	Capital lease	$388,044	Energy efficiency LED lighting	N/A
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency	Pennsylvania	Secured loan	$479,140	Energy efficiency LED lighting	N/A
SE Solar Loan	First quarter 2019	Secured Loan	North Carolina	Secured Loan	$1,000,000	Loan	N/A
Hudson Loan	Third quarter 2019	Secured Loan	New York	Secured Loan	$9,481,127	Loan	N/A
TUUSSO Loan	Fourth quarter 2019	Secured Loan	Washington	Secured Loan	$2,621,883	Loan	N/A
Encore Loan	Fourth quarter 2019	Secured Loan	Vermont	Secured Loan	$5,000,680	Loan	N/A
New Market Loan	Fourth quarter 2019	Secured Loan	North Carolina	Secured Loan	$5,000,000	Loan	N/A

*	Approximate
**	Does not include assumed project level debt
***	100% Equity ownership, majority equity owner (≥50%), equity owner (<50%), Managing Member of the Limited Liability Company, secured loan or a capital lease

The investments described above have allowed us to construct a portfolio of projects offering predictable power generation characteristics and generally stable income streams which include seasonal solar generation income (generally stronger in the summer months), wind generation income (generally stronger in the winter months), biomass generation income (consistent throughout the year), and energy efficiency lights investments.

The LLC conducts a significant portion of its operations through GREC, of which the LLC is the sole shareholder–both of the shares of common stock and the special preferred stock. We intend to continue to operate our business in a manner permitting us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are not a blank check company within the meaning of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”) and have no specific intent to engage in a merger or acquisition in the next 12 months.

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

After the finalization of the December 31, 2019 net asset value, the current offering price of the Class P-I shares is $8.90 per share.

As of December 31, 2019, and December 31, 2018, our advisor owned 23,601 shares.

As of December 31, 2019, we had received subscriptions for and issued 50,190,331 of our shares (including shares issued under the DRP) for gross proceeds of $465,384,994 (before dealer-manager fees of $4,307,374 and selling commissions of $14,190,829 for net proceeds of $446,886,791). As of December 31, 2018, we had received subscriptions for and issued 38,319,164 of our shares (including shares issued under the DRP) for gross proceeds of $360,420,438 (before dealer-manager fees of $4,075,482 and selling commissions of $13,596,582 for net proceeds of $342,748,374).

OUR ADVISOR

GCM, a private firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us.

Led by its Chief Executive Officer, David Sher, who has over 10 years of experience in the energy infrastructure and project finance sector and in excess of 25 years of experience in the financial services sector, its President and Chief Investment Officer, Charles Wheeler (Mr. Wheeler also serves as our President and board of directors’ member, as well as President, CEO and as a director of GREC), who has greater than 30 years of experience in the energy infrastructure and project finance sector as well as the financial services sector, its Chief Financial Officer, Richard Butt, who has over 10 years of experience in the energy infrastructure and project finance sector and over 35 years of experience in the financial services sector, and Managing Director Spencer Mash, who has 9 years of experience in energy infrastructure and over 10 years in the financial services sector, and Director Mehul Mehta, who brings over 10 years of experience in energy finance. GCM’s management team has in excess of 50 years of experience in the energy, infrastructure, and project finance sectors and over 90 years of experience in the financial services sector. Over this time, they have developed significant commercial relationships across multiple industries that we believe will benefit us as we implement our business plan. GCM maintains comprehensive renewable energy, project finance, and capital markets databases and has developed proprietary analytical tools and due diligence processes that will enable GCM to identify prospective projects and to structure transactions quickly and effectively on our behalf. Neither GCM, Greenbacker Group LLC nor our senior management team have previously sponsored any other programs, either public or non-public, or any other programs with similar investment objectives as us.

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

The investment committee is comprised of Charles Wheeler, who also serves as President of the company, and President and Chief Investment Officer of our advisor and a member of our board of directors, David Sher, who serves as Chief Executive Officer of our advisor and is a member of our board of directors, and Robert Brennan, who is a Director of the company, and also serves as Co-Chairmen of Greenbacker Group, LLC. All investments are required to be unanimously approved by the GCM investment committee prior to consideration and approval by the company.

OVERVIEW OF SIGNIFICANT GOVERNMENT INCENTIVES

The renewable energy and energy efficiency sector attract significant U.S. federal, state and local government support and incentives to address technical barriers to the deployment of renewable energy and energy efficiency technologies and to promote the use of renewable energy and energy saving strategies. These U.S. federal, state and local government incentives have historically functioned to increase (1) the revenue generated by, and (2) the equity returns available from, renewable energy projects. Energy efficiency projects are also eligible to receive government incentives at the U.S. federal, state and local levels that can be applied to offset project development costs. Governments in other jurisdictions also provide several types of incentives.

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

Investment Tax Credits. ITCs provide that eligible systems, such as solar systems and fuel cell systems, receive a credit of 30% of the eligible cost-basis with no maximum limit. This credit is currently structured as a tax credit, whereby the owners of a qualifying renewable energy or energy efficient project can receive the tax credit once the project is placed into service. Also, under the federal tax extenders legislation passed in December 2015, the 30% ITC for solar energy will be extended for another three years. It will then ramp down incrementally through 2021 and remain at 10% permanently beginning in 2022. This provision was unaltered by the TCJA.

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

The major provisions under the TCJA and impact are discussed below:

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

The Company has one Canadian CFC. This CFC has negative E&P at the end of 12/31/2019. As such, no mandatory repatriation is required.

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

The Company expects to opt out of the 100% deduction on its eligible assets acquired in 2018, 2019 and 2020.

Interest Expense Limitation

Under the Act, effective January 1, 2018, a company can only deduct interest expense up to the amount of business interest income plus 30% of “adjusted taxable income”. For taxable years beginning after December 31, 2017 and before January 1, 2022, the definition of adjusted taxable income is computed without regard to the deduction for depreciation, amortization, or depletion. Beginning in 2022, depreciation, amortization, and depletion must be considered when calculating adjusted taxable income. The disallowed interest expense can be carried forward indefinitely. Certain businesses with average gross receipts of $25 million or less are exempt from the rule.

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

Failure to comply with these laws, regulations and permit requirements may result in administrative, civil and criminal penalties, imposition of investigatory, clean-up and site restoration costs and liens, denial or revocation of permits or other authorizations and issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property have been brought and may in the future result from environmental and other impacts of the activities of our projects.

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

STAFFING

We do not have any employees. Our day-to-day investment operations are managed by GCM. In addition, pursuant to an administration agreement with Greenbacker Administration, it provides us with administrative services including accounting, compliance and asset management services for all our investments. As of the date hereof, Greenbacker Administration has delegated certain of its administrative functions to U.S. Bank Global Fund Services. Greenbacker Administration may enter into similar arrangements with other third-party administrators as necessary in the future. While Greenbacker Administration performs the majority of asset management, accounting and oversight services for the company’s investments, it is anticipated that Greenbacker Administration will continue to delegate certain administrative functions to third parties for the LLC and GREC to recognize certain operational efficiencies for the benefit of the company.

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

Our advisor and its officers and employees currently spend substantially all their time and resources on us. Pursuant to our advisory agreement, officers and personnel of the advisor who provide services to us must comply with our code of business conduct and ethics, including the conflicts of interest policy included in the code of business conduct and ethics. However, GCM’s services under the advisory agreement are not exclusive, and it, and its members and affiliates, are free to furnish similar services to other entities so long as its services to us are not impaired. The advisor and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the company has instituted an investment allocation policy that addresses the allocation of investment opportunities.

The advisory agreement was initially approved by our board of directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for successive one-year periods if approved annually by a majority of our independent directors. The advisory agreement was most recently re-approved in February 2020, for a one-year period commencing April 24, 2020.

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of December 31, 2019, no sub-advisors have been retained by GCM.

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

GCM may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a deferred fee not taken as to any period will be deferred without interest and may be taken in any other period prior to the occurrence of a liquidity event as GCM may determine in its sole discretion. In May 2019, GCM agreed to cap the amount of corporate leverage included in the calculation of gross assets at no more than $50,000,000. GCM has agreed to permanently waive any fees currently earned in excess of this leverage cap.

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

Payment of Our Expenses

Our primary operating expenses are the payment of advisory fees and other expenses under the advisory agreement and other expenses necessary for our operations. Our advisory fee compensates GCM for its work in identifying, evaluating, negotiating, executing, and monitoring our investments. We also pay fees and expenses on a direct cost basis to Greenbacker Administration or others engaged by the Greenbacker Administration for the administrative services they provide directly or indirectly under the administration agreement.

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

Organization and Offering Expenses

We reimburse our advisor and its affiliates for organization and offering expenses it may incur on our behalf under any public offering of shares but, with respect to our prior public offering, only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. These organization and offering expenses included all expenses (other than selling commissions and the dealer manager fee) paid by us relating to the offering, including but not limited to:

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

Organization and offering costs are calculated and borne by the company with respect to each offering pursuant to a separate Registration Statement. For the offering pursuant to the Registration Statement on Form S-1 (File No. 333-178786-01), which was declared effective on August 7, 2013 and was terminated on February 7, 2017, total organization and offering costs borne by the company were approximately $7,556,000, or 4.8% of gross offering proceeds. For the offering pursuant to the Registration Statement on Form S-1 (File No. 333-211571) which commenced on February 8, 2017 and which primary offering terminated as of March 29, 2019, total organization and offering costs borne by the company have been $2,265,560.

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

Net Asset Value Determinations in Connection with our Continuous Offerings

Since commencing operations on April 25, 2014, the company has sold shares on a continuous basis at the following prices (in each case, based on the then - current net asset value determination):

Period		Class
From	To	A	C	I	P-A		P-I
25-Apr-14	4-Nov-15	$10.00	$9.58	$9.19	NA		NA
5-Nov-15	4-Feb-16	$10.02	$9.60	$9.21	NA		NA
5-Feb-16	5-May-16	$10.05	$9.62	$9.23	NA		NA
6-May-16	3-Aug-16	$10.07	$9.64	$9.25	$9.59		$8.81
4-Aug-16	6-Nov-16	$10.23	$9.79	$9.39	$9.79		$8.95
7-Nov-16	7-Feb-17	$10.28	$9.58	$9.45	$9.78		$8.83
8-Feb-17	4-May-17	$10.22	$9.53	$9.39	$9.70		$8.76
5-May-17	17-May-17	$10.17	$9.48	$9.34	$9.70		$8.69
18-May-17	3-Aug-17	$9.74	$9.07	$8.94	$9.70		$8.69
4-Aug-17	2-Nov-17	$9.72	$9.08	$8.93	N/A		$8.73
3-Nov-17	5-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75
6-Feb-18	6-May-18	$9.78	$9.09	$8.98	$9.65	*	$8.81
7-May-18	2-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84
3-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90
1-Nov-18	6-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89
7-Feb-19	6-May-19	$9.63	$9.01	$8.84	$9.50	**	$8.76
7-May-19	1-Aug-19	N/A	N/A	N/A	N/A		$8.76
2-Aug-19	8-Nov-19	N/A	N/A	N/A	N/A		$8.77
9-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93
20-Mar-20	-	N/A	N/A	N/A	N/A		$8.90

*	Effective April 16, 2018
**	Ceased February 8, 2019

Our advisor, in conjunction with an independent valuation firm, subject to the review and approval of the board of directors, determines our net asset value for each class of our shares at each quarter end. To the extent that our net asset value per share on the most recent valuation date increases above or decreases below our net proceeds per share as stated in this annual report, the company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices, will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below our net asset value per share as of such valuation date.

The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submits his or her completed subscription agreement to our transfer agent.

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

While we had accumulated deficit balances of $(38,477,220) and $(19,870,206) as of December 31, 2019 and 2018, respectively, the full financial condition of earnings and loss is best understood when accumulated unrealized appreciation is considered alongside accumulated deficit. As of December 31, 2019, and 2018, our total accumulated deficit, accumulated net realized gain on investments and accumulated unrealized appreciation combined was $(105,876) and $(3,519,212) (i.e. net positive (negative) earning), respectively. When we commenced operations, we expected an accumulated deficit in the initial stages of operations for several reasons. Because we had not yet been fully invested and are still in the early stages of our investing cycle, expenses as a percentage of assets have run higher than they would be expected to run on a higher amount of invested assets.

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

There is no public market for our shares, and none is expected to develop. Consequently, you may not be able to liquidate your investment in the event of emergencies or for other reasons or obtain financing from lenders who may not accept our shares as collateral. Your ability to transfer your shares is limited. Pursuant to our LLC Agreement, we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a member.

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

We pay substantial fees and expenses to GCM, which payments increase the risk that you will not earn a profit on your investment.

GCM performs services for us in connection with the identification, selection and acquisition of our investments, and the monitoring and administration of our other investments. We pay GCM fees for advisory and management services, including a base management fee that is not tied to the performance of our portfolio. We pay fees and commissions to the dealer manager in connection with the offer and sale of the shares. Fees paid to the dealer manager under the terminated offering reduced the amount of cash available for investment in power generation assets or distribution to our members. These fees also increased the risk that the amount available for distribution to members upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering and that you may not earn a profit on your investment.

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

The operations and financial performance of projects in the renewable energy and energy efficiency sectors may be affected by energy commodity prices including wholesale electricity. For example, the price of renewable energy resources will change in relation to the market price of electricity. The market price of electricity is sensitive to cyclical changes in demand and capacity supply, and in the economy, as well as to regulatory trends and developments impacting electricity market rules and pricing, transmission development and investment to power markets within the United States and in other jurisdictions through interconnects and other external factors outside of the control of renewable energy power-producing projects or energy efficiency projects. In addition, volatility of commodity prices, such as the market price of electricity, may also make it more difficult for renewable energy and energy efficiency projects to raise any additional capital that may be necessary to operate, to the extent the market perceives that the project’s performance may be tied directly or indirectly to commodity prices. Accordingly, the potential revenue and cash flow of these projects may be volatile and adversely affect the value of our investments.

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

Extreme weather patterns, such as the 2011 Joplin tornado, Hurricane Sandy in 2012, and wildfires in California in 2017, 2018, and 2019 and Hurricane Maria in Puerto Rico in 2017, could result in significant volatility in the supply and prices of energy. This volatility may create fluctuations in commodity or energy prices and earnings of companies in the renewable energy and energy efficiency sectors. In general, extreme weather, such as hurricanes, lightning strikes, ice storms, tornados, extreme wind, severe storms, wildfires and other unfavorable weather conditions or natural disasters, such as floods, fires and earthquakes, can have an adverse impact on the input and output commodities associated with the renewable energy sector or require us to shut down the equipment associated with our renewable energy projects, such as solar panels, turbines or related equipment and facilities, which would impede the ability of our project facilities ability to maintain and operate, and decrease electricity production levels and our revenue. Operational problems, such as degradation of our project’s equipment due to wear or weather or capacity limitations or outages on the electrical transmission network, can also affect the amount of energy that our projects are able to deliver. Any of these events, to the extent not fully covered by insurance, could have a material adverse effect on our business, financial condition and results of operations.

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

While certain U.S. federal, state and local laws, programs and policies promote renewable energy or energy efficiency and additional legislation is regularly being considered that would enhance the demand for renewable energy or reduce the consumption of energy, they may be adversely modified, legislation may not pass or may be amended, and governmental support of renewable energy and energy efficiency development may not continue or may be reduced. If governmental authorities do not continue supporting or reduce or eliminate their support of renewable energy or energy efficiency projects, our revenues may be adversely affected, our economic return on certain projects may be reduced, our financing costs may increase, it may become more difficult to obtain financing, and our business and prospects may otherwise be adversely affected.

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

We may invest in joint ventures, including partnerships, with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the project or asset, joint venture or other entity. As a result, the operations of a project or other investment may be subject to the risk that the project or other investment owners may make business, financial or management decisions with which we do not agree, or the management of the project may take risks or otherwise act in a manner that does not serve our interests. Because we may not have the ability to exercise control over such operations, we may not be able to realize some or all the benefits that we believe will be created from our involvement. In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. If any of the foregoing were to occur, our business, financial condition and results of operations could suffer as a result.

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

1.	A PV solar module today costs about $0.32. Over the six months leading up to the tariff enactment, certain developers stockpiled panels at prices as high as $0.35 to $0.36 per module. Given that the tariff maximum is currently 30% declining to 15% in the fourth year, it puts the most expensive modules at approximately $0.31, effectively below where modules have been selling in recent months. In short, developers had already put these higher prices into the market, significantly muting any pricing impact from the tariff enactment.

2.	Furthermore, the first 2.5GW of panels imported for each of the four years are exempt from the tariff, which is likely to mitigate pricing impact.

3.	Over half of the company’s investments are operating plants, where the panels are already installed (where they are producing electricity) so the tariffs will not have an effect on the cost of those systems.

4.	Some developers are moving to thin film modules, which are not likely affected by the tariff. Thin film modules are generally more expensive but if the tariff were to result in higher prices for affected panels, thin film modules would become more cost competitive. Given these and other factors, we expect negligible impact from the tariff as we continue to raise capital, acquire assets and bring the offering towards its eventual close.

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

The financial performance of our projects that produce wind energy will be dependent upon the availability of wind resources. The strength and consistency of wind resources at wind projects will vary. Weather patterns could change, or the historical data could prove to be an inaccurate reflection of the strength and consistency of the wind in the future. If wind resources are insufficient, the assumptions underlying the economic feasibility about the amount of electricity to be generated by wind projects will not be met and the project’s income and cash flows will be adversely impacted. Wind-producing projects and our evaluations of wind projects will be based on assumptions about certain conditions that may exist and events that may occur in the future. A number of additional factors may cause the wind resource and energy capture at wind projects to differ, possibly materially, from those initially assumed by the project’s management, including: the limited time period over which the site-specific wind data were collected; the potential lack of close correlation between site-specific wind data and the longer-term regional wind data; inaccurate assumptions related to wake losses and wind shear; the limitations in the accuracy with which anemometers measure wind speed; the inherent variability of wind speeds; the lack of independent verification of the turbine power curve provided by the manufacturer; the potential impact of global warming and other climatic factors, including icing and soiling of wind turbines; the potential impact of topographical variations, turbine placement and local conditions, including vegetation; the power delivery schedule being subject to uncertainty; the inherent uncertainty associated with the use of models, in particular future-oriented models; and the potential for electricity losses to occur before delivery.

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

Risks Related to Our Shares

Purchases of our shares by our directors, officers and other affiliates should not influence the investment decisions of independent, unaffiliated investors.

Shares purchased by directors, officers and other affiliates of ours will be purchased for investment purposes only. The investment decisions made by any such directors, officers or affiliates should not influence your decision to invest in our shares, and you should make your own independent investment decision concerning the risks and benefits of an investment in our shares.

The shares that were sold in our security offerings will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if you purchased Class A, C, I, P-A or P-I shares, you have limited liquidity and may not receive a full return of your invested capital if you sell your shares.

The shares offered by us are illiquid assets for which there is not expected to be any secondary market, nor is it expected that any will develop in the future. Your ability to transfer your shares is limited. Pursuant to our LLC Agreement, we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a member. Moreover, you should not rely on our share repurchase program as a method to sell shares within any given timeframe because our share repurchase program includes numerous restrictions that limit your ability to sell your shares to us. Further, we may amend, suspend or terminate our share repurchase program at any time without giving you notice in advance. In particular, the share repurchase program provides that we may make repurchase offers only to members who have purchased Class A, C, I, P-A or P-I shares and have held their shares for a minimum of one year. In addition, we limit repurchases during (i) any 12-month period to 5% of our weighted average number of outstanding shares and (ii) any fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. Our ability to repurchase shares is subject to and may be limited by the company’s available funds. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of our assets. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. The shares should be purchased as a long-term investment only.

We intend to explore a potential liquidity event for our members within five years following the completion of our offering stage, which may include additional follow-on offerings of public and private shares. However, there can be no assurance that we will complete a liquidity event within such timeframe or at all. We expect that our board of directors, in the exercise of its fiduciary duty to our members, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in the best interests of our members. A liquidity event could include, but shall not be limited to: (1) the sale of all or substantially all of our assets either on a portfolio basis or individual asset basis, followed by a liquidation, (2) a listing of our shares, or a transaction in which our members receive shares of a company that is listed, on a national securities exchange, or (3) a merger or other transaction approved by our board of directors in which our members will receive cash or shares of a publicly traded company.

In making the decision whether to apply for listing our shares on a national securities exchange, our board of directors will endeavor to determine whether listing our shares or liquidating our assets would result in greater value for our members. In making a determination of which type of liquidity event is in the best interest of our members, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our shares, internal management requirements to become a perpetual life company and the potential for member liquidity. If our shares are listed, we cannot assure you a public trading market will develop. Since a portion of the offering price from the sale of shares in this offering will be used to pay expenses and fees, the full offering price paid by members will not be invested in our target assets. As a result, even if we do complete a liquidity event, you may not receive a full return of all of your invested capital.

We may be unable to invest a significant portion of the net proceeds from our security offerings on acceptable terms within the timeframe contemplated herein.

Delays in our ability to invest the net proceeds of this offering may impair our performance. We cannot assure you that we will be able to identify any investment opportunities that meet our investment objectives or that any investment that we make will produce a positive return on invested capital. We may be unable to invest the net proceeds of this offering on acceptable terms within the timeframe that we anticipate, or at all, which could harm our financial condition, operating results, and the return on your invested capital.

During the offering, we may invest the net proceeds primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment (collectively, “cash and cash equivalents”) prior to investing in alternative energy projects. Investing in cash and cash equivalents may produce returns on your invested capital that are significantly lower than the returns we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Potential investors in this offering do not have preemptive rights to any shares we issue in the future. Our LLC Agreement authorizes us to issue 400,000,000 shares. Pursuant to our LLC Agreement, a majority of our entire board of directors may amend our LLC Agreement from time to time to increase or decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without member approval. After your purchase in this offering, we may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors, GCM and/or employees of GCM. To the extent we issue additional equity interests after your purchase in this offering, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the value of your shares.

Anti-takeover provisions in our LLC Agreement could inhibit a change in control.

Provisions in our LLC Agreement may make it more difficult and expensive for a third party to acquire control of us, even if a change of control would be beneficial to our shares. Under our LLC Agreement, which will be in effect at the commencement of this offering, our shares have only limited voting rights on matters affecting our business and therefore have limited ability to influence management’s decisions regarding our business. In addition, our LLC Agreement contains several provisions that could make it more difficult for a third party to acquire or may discourage a third party from acquiring control of our company. These provisions include:

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

Moreover, our LLC Agreement also prohibits any person from beneficially or constructively owning, as determined by applying certain attribution rules of the Internal Revenue Code, our shares that would result in GREC being a “closely held C corporation” under Section 465(a)(1)(B) of the Internal Revenue Code. The ownership limits imposed under the Internal Revenue Code are based upon direct or indirect ownership by individuals (as defined in the Internal Revenue Code to include certain entities), but only during the last half of a tax year. The ownership limits contained in our LLC Agreement are based on the ownership at any time by any person, which term includes entities. These ownership limitations in our LLC Agreement are intended to provide added assurance that GREC will not be classified as a closely held C corporation, and to minimize administrative burdens. However, the ownership limit on our shares may also delay or prevent a transaction or a change in our control that could involve a premium price over the then current net asset value of our shares or otherwise be in the best interest of our members.

Risks Related to Tax

Members may realize taxable income without cash distributions and may have to use funds from other sources to fund tax liabilities.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON EQUITY

The company’s Class A, Class C, Class I, Class P-A or Class P-I shares are not listed or traded on any recognized securities exchange. Since the initial closing and through the date of this filing, the company sold shares on a continuous basis at the following prices:

Period		Class
From	To	A	C	I	P-A		P-I
25-Apr-14	4-Nov-15	$10.00	$9.58	$9.19	NA		NA
5-Nov-15	4-Feb-16	$10.02	$9.60	$9.21	NA		NA
5-Feb-16	5-May-16	$10.05	$9.62	$9.23	NA		NA
6-May-16	3-Aug-16	$10.07	$9.64	$9.25	$9.59		$8.81
4-Aug-16	6-Nov-16	$10.23	$9.79	$9.39	$9.79		$8.95
7-Nov-16	7-Feb-17	$10.28	$9.58	$9.45	$9.78		$8.83
8-Feb-17	4-May-17	$10.22	$9.53	$9.39	$9.70		$8.76
5-May-17	17-May-17	$10.17	$9.48	$9.34	$9.70		$8.69
18-May-17	3-Aug-17	$9.74	$9.07	$8.94	$9.70		$8.69
4-Aug-17	2-Nov-17	$9.72	$9.08	$8.93	N/A		$8.73
3-Nov-17	5-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75
6-Feb-18	6-May-18	$9.78	$9.09	$8.98	$9.65	*	$8.81
7-May-18	2-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84
3-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90
1-Nov-18	6-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89
7-Feb-19	6-May-19	$9.63	$9.01	$8.84	$9.50	**	$8.76
7-May-19	1-Aug-19	N/A	N/A	N/A	N/A		$8.76
2-Aug-19	8-Nov-19	N/A	N/A	N/A	N/A		$8.77
9-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93
20-Mar-20	-	N/A	N/A	N/A	N/A		$8.90

*	Effective April 16, 2018
**	Ceased February 8, 2019

HOLDERS

As of December 31, 2019, the company has issued 18,841,749 Class A shares (including 23,601 to GCM), 2,752,199 Class C shares, 7,049,189 Class I shares, 58,643 Class P-A shares and 21,488,513 Class P-I shares.

DISTRIBUTIONS

The following table reflects the distributions declared during the year ended December 31, 2019:

Pay Date	Paid in Cash	Values of Shares Issued Under DRP	Total
February 1, 2019	$1,317,325	$583,571	$1,900,896
March 1, 2019	1,247,614	552,615	1,800,229
April 1, 2019	1,452,585	611,400	2,063,985
May 1, 2019	1,438,057	600,614	2,038,671
June 3, 2019	1,553,801	622,584	2,176,385
July 1, 2019	1,764,339	383,813	2,148,152
August 1, 2019	1,850,929	393,237	2,244,166
September 2, 2019	1,664,451	613,333	2,277,784
October 1, 2019	1,647,779	589,769	2,237,548
November 1, 2019	1,715,922	609,493	2,325,415
December 2, 2019	1,693,670	587,119	2,280,789
January 1, 2020	1,784,956	605,129	2,390,085
Total	$19,131,428	$6,752,677	$25,884,105

The following table reflects the distributions declared during the year ended December 31, 2018:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2018	$728,738	$464,821	$1,193,559
March 1, 2018	682,039	428,310	1,110,349
April 2, 2018	790,925	474,370	1,265,295
May 1, 2018	792,185	475,874	1,268,059
June 1, 2018	883,662	507,728	1,391,390
July 2, 2018	927,638	502,333	1,429,971
August 1, 2018	1,013,883	529,333	1,543,216
September 4, 2018	1,078,310	541,479	1,619,789
October 1, 2018	1,097,313	529,751	1,627,064
November 1, 2018	1,178,736	555,383	1,734,119
December 3, 2018	1,177,142	546,446	1,723,588
January 2, 2019	1,260,777	570,961	1,831,738
Total	$11,611,348	$6,126,789	$17,738,137

The following table reflects the distributions declared during the year ended December 31, 2017:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2017	$431,686	$349,842	$781,528
March 1, 2017	413,270	332,761	746,031
April 3, 2017	482,113	371,902	854,015
May 1, 2017	486,864	370,463	857,327
June 1, 2017	524,909	383,585	908,494
July 3, 2017	534,165	382,339	916,504
August 1, 2017	572,833	406,993	979,826
September 1, 2017	600,962	415,864	1,016,826
October 2, 2017	603,869	411,848	1,015,717
November 1, 2017	637,604	436,753	1,074,357
December 1, 2017	656,495	430,860	1,087,355
January 2, 2018	711,306	454,324	1,165,630
Total	$6,656,076	$4,747,534	$11,403,610

PERFORMANCE GRAPH

Not applicable.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2019, the company sold 2,631 Class P-A shares and 9,631,640 Class P-I shares under a private placement memorandum. During the year ended December 31, 2018, the company sold 15,478 Class P-A shares and 8,469,306 Class P-I shares under a private placement memorandum. During the year ended December 31, 2017, the company sold 3,092 Class P-A shares and 3,198,559 Class P-I shares under a private placement memorandum.

ISSUER PURCHASES OF EQUITY SECURITIES

For the year ended December 31, 2019, the company repurchased 558,579 Class A shares, 16,929 Class C shares, 185,871 Class I shares and 223,681 Class P-I shares at a total purchase price of $4,807,693, $142,110, $1,596,905 and $1,975,682, respectively, pursuant to the company’s share repurchase program. For the year ended December 31, 2018, the company repurchased 442,979 Class A shares, 7,601 Class C shares, 59,781 Class I shares and 15,481 Class P-I shares at a total purchase price of $3,743,387, $65,340, $528,898 and $136,845, respectively, pursuant to the company’s share repurchase program. For the year ended December 31, 2017, the company repurchased 368,925 Class A shares, 6,041 Class C shares, 81,315 Class I shares, and 10,309 Class P-I shares at a total purchase price of $3,280,566, $53,073, $724,059 and $90,000, respectively, pursuant to the company’s share repurchase program.

The table below provides information concerning the company’s repurchase of shares during the years ended December 31, 2019, 2018 and 2017 pursuant to the company’s share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares Offered
January 1 to March 31, 2019	141,933	$8.69	320,849
April 1 to June 30, 2019	292,954	8.65	333,950
July 1 to September 30, 2019	297,932	8.79	333,396
October 1 to December 31, 2019	252,241	8.60	333,188
Total - 2019	985,060	$8.70	1,321,383

January 1 to March 31, 2018	80,197	$8.75	153,486
April 1 to June 30, 2018	99,881	8.76	165,445
July 1 to September 30, 2018	184,254	8.88	184,254
October 1 to December 31, 2018	141,511	8.77	184,539
Total - 2018	505,843	$8.79	687,724

January 1 to March 31, 2017	113,534	$9.23	113,534
April 1 to June 30, 2017	107,155	8.79	124,396
July 1 to September 30, 2017	135,561	8.76	137,504
October 1 to December 31, 2017	110,340	8.79	145,994
Total - 2017	466,590	$8.89	521,428

(1)	The company’s share repurchase program provides that we may make repurchase offers only if we have sufficient funds available for repurchase and to the extent the total number of shares for which repurchase is requested in any fiscal quarter does not exceed 5% of our weighted average number of outstanding shares in any 12-month period. In addition, we will limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters, unless otherwise approved by the board.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data of the company as of December 31, 2019, 2018, 2017, 2016 and 2015 and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are derived from our consolidated financial statements that have been audited by KPMG, our independent registered public accounting firm. This financial data should be read in conjunction with our consolidated financial statements and related notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report:

	As of December 31, 2019	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015
Statements of Assets and Liabilities data at period end:
Investments, at fair value	$475,175,871	$307,176,115	$218,386,174	$115,123,101	$51,454,566
Swap contracts, at fair value	21,223	435,603	156,068	90,697	-
Cash and cash equivalents	8,636,839	39,122,635	10,144,014	13,055,090	5,889,030
Restricted Cash	429,252	-	-	-	-
Other assets	25,209,403	7,210,276	4,823,789	6,766,392	944,879
Total assets	509,472,588	353,944,629	233,510,045	135,035,280	58,288,475
Swap contracts, at fair value	4,899,566	311,641	-	-	-
Payable for investments purchased	7,502,267	8,901	15,414,205	-	-
Term note payable, net of financing costs	68,886,785	29,527,046	12,910,364	3,270,399	-
Other liabilities	4,732,379	4,040,292	2,510,709	2,346,081	600,397
Total liabilities	86,020,997	33,887,880	30,835,278	5,616,480	600,397
Total net assets	$423,451,591	$320,056,749	$202,674,767	$129,418,800	$57,688,078

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Statement of operations data:
Total Investment income	$18,762,705	$19,392,582	$13,339,269	$8,236,025	$1,854,122
Management fee expense	8,461,616	5,803,893	3,490,942	2,018,434	571,271
All other expenses	6,087,286	3,907,374	2,389,285	1,921,793	1,054,509
Expense reimbursement to (from advisor)	-	-	-	636,926	11,794
Net investment income (loss) before taxes	4,213,803	9,681,315	7,459,042	3,658,872	216,548
Deferred tax (benefit) expense	(3,188,431)	1,458,669	2,619,076	(1,142,738)	(522,985)
Franchise tax expense	125,143	138,436	23,415	121,940	-
Net investment income (loss)	7,277,091	8,084,210	4,816,551	4,679,670	739,533
Net realized gain on investments	12,915,738	-	693,882	4,578	-
Net change in unrealized appreciation (depreciation) on investments	27,296,880	2,955,079	5,929,033	(1,473,781)	1,578,967
Net change in unrealized appreciation (depreciation) on foreign currency translation	7,589	(118,496)	97,763	40,703	(196,902)
Net change in unrealized appreciation on swap contracts	(5,002,305)	(32,106)	65,371	90,697	-
Change in benefit from deferred taxes on unrealized appreciation on investments	(7,926,882)	2,986,588	963,720	4,386,656	127,015
Net increase (decrease) in net assets resulting from operations	$34,568,111	$13,875,275	$12,566,320	$7,728,523	$2,248,613
Per share data (basic and diluted): (1)
Net asset value (Class A)	$8.56	$8.54	$8.68	$8.69	$8.54
Net asset value (Class C)	$8.38	$8.35	$8.42	$8.44	$8.54
Net asset value (Class I)	$8.56	$8.54	$8.68	$8.69	$8.54
Net asset value (Class P-A)	$8.60	$8.55	-	$8.67	-
Net asset value (Class P-I)	$8.90	$8.76	$8.81	$8.67	$-
Net investment income (loss)	$0.17	$0.27	$0.25	$0.43	$0.22
Net realized gain on investments	$0.29	$-	$0.04	$-	$-
Net change in unrealized appreciation (depreciation) on investments, net of incentive allocation to special unitholder.	$0.21	$0.18	$0.31	$(0.10)	$0.39
Net change in unrealized appreciation (depreciation) on foreign currency translation.	$-	$-	$0.01	$-	$(0.06)
Change in benefit from deferred taxes on unrealized appreciation on investments	$(0.18)	$-	$0.05	$0.40	$0.04
Net increase (decrease) in net assets attributed to common members	$0.67	$0.45	$0.60	$0.73	$0.59
Distributions declared (Class A)	$0.61	$0.61	$0.60	$0.60	$0.60
Distributions declared (Class C)	$0.53	$0.59	$0.59	$0.60	$0.60
Distributions declared (Class I)	$0.61	$0.61	$0.60	$0.60	$0.60
Distributions declared (Class P-A)	$0.60	$0.22	$0.28	$0.26	$-
Distributions declared (Class P-I)	$0.58	$0.58	$0.58	$0.25	$-
Other data:
Weighted average common shares outstanding	43,788,187	29,799,735	18,922,343	11,043,156	3,335,719
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class A)	8.06%	5.45%	6.90%	8.79%	7.44%
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class C)	7.79%	6.19%	6.77%	5.65%	7.44%
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class I)	8.05%	5.44%	6.90%	8.79%	7.44%
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class P-A)	7.66%	1.06%	-	4.59%	-
Total return, net of expense reimbursement to/from advisor, attributed to common shares based on net asset value (Class P-I)	8.49%	6.16%	8.65%	4.49%	-%
Number of portfolio company investments at period end	34	26	18	9	8
Purchases of investments	$353,585,860	$135,741,382	$127,069,013	$91,786,650	$47,681,029
Principal payments and sales of investments for the period	53,845,909	$4,621,231	$30,496,206	$26,689,615	$359,432

(1)	The per share calculation for net asset value was based on shares outstanding. All other per share calculations were derived by using the weighted average shares outstanding.

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

Our objective has been to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as RECs and EECs. We initially focused on solar energy and wind energy projects as well as energy efficiency projects. In 2019, we invested in our initial biomass facility.

We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time, compared to other renewable energy classes. Therefore, we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy generation technologies, as well as government incentives make wind energy and other types of projects attractive as well.

Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Solar energy projects tend to have minimal environmental impact enabling such projects to be developed close to areas of dense population where electricity demand is highest. Since solar technology is scalable and well-established, it has been a relatively straightforward process to integrate new acquisitions and projects into our portfolio.

Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include hydropower assets, and geothermal plants, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others. To the extent we deem the opportunity attractive, other energy and sustainability related assets and businesses will be included.

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

Overall, Management’s strategy of purchasing smaller renewable energy projects where there is less competition from the larger capital providers has enabled us to build a diversified portfolio of high quality, higher returning assets.  Having a portfolio of smaller projects is initially more expensive and time consuming to operate than having a smaller number of much larger projects, as all renewable energy projects have similar onboarding and acquisition costs irrespective of their size. Having said that at scale there are considerable efficiencies to be obtained on smaller projects through the streamlining of operations, buying insurance and other services in bulk and obtaining much better financing terms and these benefits are then available to be enjoyed over the whole of the economic life of the assets; which in most cases is 30 -35 years. Management views the downside of the additional upfront costs as well worth the investment to provide superior returns over the long term. The larger and more efficient the company becomes the more we create a sustainable competitive advantage in the marketplace.  There are other advantages of this strategy as well such as wide geographic diversity, which is very important when weather plays such an important part in the generation of our income, credit risk diversity, operational diversity, technology diversity and smoothing the seasonality to name just a few. But the other key advantage is that it’s where we expect to see more of the investment opportunities in the future as the economy continues to embrace the concept of distributed energy and move away from the traditional centralized generation model.  As this trend continues, we expect to see more smaller transactions coming to market and far fewer large transactions.  Through the year to December 31, 2019 we executed 12 portfolio acquisition transactions, and four portfolio sales, bringing us to a total of 34 portfolios to date.  As our access to capital has increased the average size of the investment has increased from 13.98 MW per portfolio in 2018 to 19.83 MW per portfolio in 2019, a 41.85% increase year over year.

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

We refer to these PPAs as “must-take contracts,” and we refer to these other counterparties as “off-takers.” These must-take contracts guarantee that all electricity generated by each project will be purchased. Although we intend to work primarily with high credit quality counterparties, if an off-taker cannot fulfill its contractual obligation to purchase the power, we would seek to sell the power to the local utility or other suitable counterparty, which would potentially ensure revenue is generated for all solar electricity generation.

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

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the years ended December 31, 2019 and 2018.

	For the year ended December 31, 2019	For the year ended December 31, 2018
Investment grade:
Utility	60.2%	71.1%
Municipality	8.1	6.1
Corporation	0.2	0.6
Subtotal investment grade	68.5%	77.8%

Non-investment grade or no rating:
Utility	15.0%	0.2%
Municipality	2.4	2.7
Residential	12.4	17.8
Corporation	1.7	1.5
Subtotal non-investment grade or no rating	31.5%	22.2%
Total	100.0%	100.0%

Our PPAs, when structured with utilities and other large commercial users of electricity, are generally long-term in nature, tied to 100% of the output of the specific generating asset, and priced at a rate established pursuant to a formula set by the contract. The formula is often dependent upon the type of subsidies, if any, offered by the local and state governments for project development. Although we focus on projects with long-term contracts that ensure price certainty, we may also look for projects with shorter term arrangements that will allow us to participate in market rate changes which may lead to higher current income.

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

We have structured some of our investments in residential solar with a similar commercial arrangement to that of the PPAs with utilities and other large commercial users of electricity for our energy projects, as described above. In addition, we have acquired residential solar assets which have a private purchase agreement with the residential homeowner as counterparty as well as leasing the solar assets to a residential owner on a long-term basis where the residential owner directly receives the benefit of the electricity generated.

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

The table below sets forth the company’s investments in alternative energy generation portfolios as of December 31, 2019.

	Acquisition Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Conic Portfolio	First quarter 2018, Second quarter 2018, Fourth quarter 2018	Commercial Solar	Colorado, North Carolina	Managing member, majority equity owner	$12,077,823	Commercial ground and roof mounted photovoltaic systems	36.9
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015, Second quarter 2018	Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership or Managing member, majority equity owner	$39,109,190	Commercial ground and roof mounted photovoltaic systems	32.5
Foresight Solar Portfolio	Fourth quarter 2017	Commercial Solar	California, Colorado	Managing member, majority equity owner	$13,790,000	Commercial ground and roof mounted photovoltaic systems	10.1
Golden Horizons Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	100% equity ownership	$9,290,000	Commercial ground and roof mounted photovoltaic systems	7.8
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015, Fourth quarter 2019	Commercial Solar	Vermont	100% equity ownership	$26,561,596	Commercial ground and roof mounted photovoltaic systems	13.1
Longleaf Portfolio	Fourth quarter 2018	Commercial Solar	North Carolina	Managing member, majority equity owner	$22,797,404	Commercial ground and roof mounted photovoltaic systems	21.8
Magnolia Sun Portfolio	Third quarter 2015, First quarter 2016	Commercial Solar	California, Massachusetts and Tennessee	100% equity ownership	$10,775,000	Commercial ground and roof mounted photovoltaic systems	5.3
Midway III Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	Managing member, majority equity owner	$10,575,394	Commercial ground and roof mounted photovoltaic systems	26.0
Six States Solar Portfolio	Fourth quarter 2015, Third quarter 2017	Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% equity ownership	$12,655,306	Ground and roof mounted solar systems	12.9
Sunny Mountain Portfolio	Third quarter 2014	Commercial Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.8
Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Residential Solar	Ontario, Canada	100% equity ownership	$1,603,136	Residential rooftop mounted solar photovoltaic systems	0.6
Greenbacker Residential Solar Portfolio	Third quarter 2016, First quarter 2017, Second quarter 2017	Residential Solar	Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey and New York	100% equity ownership or managing member, majority equity owner	$28,100,000	Residential rooftop mounted solar photovoltaic systems	18.6
Greenbacker Residential Solar Portfolio II	Second quarter 2017	Residential Solar	Arizona, California, Connecticut, Maryland, Massachusetts, Nevada, New Jersey and New York	Managing member, majority equity owner	$6,400,000	Residential rooftop mounted solar photovoltaic systems	10.2
Greenbacker Wind Portfolio - California	Fourth quarter 2017	Wind	California	100% equity ownership	$9,500,000	Operating wind power facilities	6.0
Greenbacker Wind Portfolio - HoldCo	Second quarter 2017, Fourth quarter 2017, Second quarter 2019	Wind	Idaho, Minnesota, Vermont	100% equity ownership	$25,753,111	Operating wind power facilities	51.3
Greenbacker Wind Portfolio - Montana	Fourth quarter 2015, Fourth quarter 2016	Wind	Montana	Managing member, equity owner	$24,756,684	Operating wind power facilities	35.0

	Acquisition Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Greenbacker Wind Portfolio - Iowa	Third quarter 2019	Wind	Iowa	100% equity ownership	$20,440,000	Operating wind power facilities	80.0
Greenbacker Wind Portfolio - Massachusetts	Fourth quarter 2019	Wind	Massachusetts	Managing member, majority equity owner	$10,169,079	Operating wind power facilities	5.0
Eagle Valley Biomass Portfolio	Second quarter 2019	Biomass	Colorado	100% equity ownership	$21,425,600	Operating biomass facility	12.0
SE Solar 2019 Portfolio	Fourth quarter 2018	Pre-Operational Assets	North Carolina	100% equity ownership	$5,000,000	Commercial ground and roof mounted photovoltaic systems	20.8
Turquoise Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	Nevada	100% equity ownership	$26,602,532	Commercial ground and roof mounted photovoltaic systems	60.6
Omni DG Portfolio	First Quarter 2019	Pre-Operational Assets	California, New Jersey, Maryland	100% equity ownership	$17,900,298	Commercial ground and roof mounted photovoltaic systems	19.6
Phoenix Solar Portfolio	Fourth Quarter 2019	Pre-Operational Assets	Pennsylvania	100% equity ownership	$4,051,138	Commercial roof mounted photovoltaic systems	7.2
Colorado CES Portfolio	Second quarter 2019	Pre-Operational Assets	Colorado	100% equity ownership	$4,517,354	Commercial ground and roof mounted photovoltaic systems	6.0
Oregon Sun Portfolio	Third quarter 2019	Pre-Operational Assets	Oregon	100% equity ownership	$5,404,787	Commercial ground and roof mounted photovoltaic systems	9.3
Electric City Portfolio	Fourth quarter 2019	Pre-Operational Assets	Michigan	100% equity ownership	$4,208,484	Commercial ground mounted photovoltaic systems	18.9
Citrine Portfolio	Fourth quarter 2019	Pre-Operational Assets	Massachusetts, New Jersey, and Pennsylvania	100% equity ownership	$3,411,249	Commercial ground and roof mounted photovoltaic systems	9.2
Opal Portfolio	Fourth quarter 2019	Pre-Operational Assets	Vermont	100% equity ownership	$344,949	Commercial ground mounted photovoltaic systems	0.7
Trillium Portfolio	Fourth quarter 2019	Pre-Operational Assets	Arizona, Colorado, D.C., and Maryland	Managing member, majority equity owner	$24,277,396	Commercial ground mounted photovoltaic systems	16.9
Other Portfolios	Third quarter 2018 Fourth quarter 2018, Fourth quarter 2019	Pre-Operational Assets	California, Colorado, North Carolina, and Delaware	100% equity ownership	$12,657,710	Commercial ground and roof mounted photovoltaic systems	N/A
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency	Puerto Rico	Capital lease	$388,044	Energy efficiency LED lighting	N/A
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency	Pennsylvania	Secured loan	$479,140	Energy efficiency LED lighting	N/A
SE Solar Loan	First quarter 2019	Secured Loan	North Carolina	Secured Loan	$1,000,000	Loan	N/A
Hudson Loan	Third quarter 2019	Secured Loan	New York	Secured Loan	$9,481,127	Loan	N/A
TUUSSO Loan	Fourth quarter 2019	Secured Loan	Washington	Secured Loan	$2,621,883	Loan	N/A
Encore Loan	Fourth quarter 2019	Secured Loan	Vermont	Secured Loan	$5,000,680	Loan	N/A
New Market Loan	Fourth quarter 2019	Secured Loan	North Carolina	Secured Loan	$5,000,000	Loan	N/A

*	Approximate
**	Does not include assumed project level debt
***	100% Equity ownership, majority equity owner (≥50%), equity owner (<50%), Managing Member of the Limited Liability Company, secured loan or a capital lease

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

After the finalization of the December 31, 2019 net asset value, the current offering price of the Class P-I shares is $8.90 per share.

As of December 31, 2019, 2018 and 2017, through initial purchases of shares and participation in the distribution reinvestment program, our advisor owned 23,601 shares.

As of December 31, 2019, we had received subscriptions for and issued 50,190,331 of our shares (including shares issued under the DRP) for gross proceeds of $465,384,994 (before dealer-manager fees of $4,307,374 and selling commissions of $14,190,829 for net proceeds of $446,886,791). As of December 31, 2018, we had received subscriptions for and issued 38,319,164 of our shares (including shares issued under the DRP) for gross proceeds of $360,420,438 (before dealer-manager fees of $4,075,482 and selling commissions of $13,596,582 for net proceeds of $342,748,374).

Current Competition in the Alternative Energy - Solar Marketplace

The solar financing market started as a cottage industry where developers would bring together high net worth investors to fund single solar and wind transactions. Though successful in jump starting the industry, true capital formation is a relatively new phenomenon and is not as well developed as in other asset classes. Currently in the alternative energy — solar marketplace, there are several sources of capital:

●	Developer/Owner Operators. The major competition we face in the market for the assets we target comes from privately backed developer/owner operators. The capital from these organizations has generally been sourced from a combination of family offices/private equity funds and hedge funds. These organizations are generally, set up as developers, with investment return expectations in the 20-30% range.

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

We have also noted a growing trend among U.S. corporations, to work with developers and financiers to provide renewable power for their operations. Driven by a desire to save money, create certainty around long term electricity prices and support Green marketing initiatives, the Commercial and Industrial (C&I) segment is rapidly becoming one of the most exciting parts of the renewable energy project market. These deals tend to be smaller than Utility Scale solar which fits well with our strategy of focusing on the lower middle market segment of the industry.

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

Current Competition in the Alternative Energy — Wind Marketplace

Growth in the Wind Project Market has been strong in 2019. According to the American Wind Energy Association’s (AWEA) U.S. Wind Industry Third Quarter 2019 Market Report, the U.S. wind industry installed 3,667 MW of new wind power capacity through the first nine months of the year, a 123% increase over the first nine months of 2018. According to EIA data wind power is on track to surpass hydropower as the U.S. grid’s largest source of renewable electricity in 2019. As a result, we continue to see good investment opportunities in the Wind Project Market.

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

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors and will primarily depend on, among other things, the supply of renewable energy assets in the marketplace, the revenues we receive from renewable energy and energy efficiency projects and businesses, the market price of electricity, the availability of government incentives, local, regional and national economies, general market conditions, and the amount of our assets that are operating versus those that are non-operating because they are currently under construction. Additionally, our operations are impacted by interest rates and the cost of financing provided by other financial market participants. Many of the factors that affect our operating results are beyond our control.

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

Pre-operational and non-earning assets. The increasing amount of pre-operational and non-earning assets (defined as deposits and other cash investments not currently generating an investment return) in our portfolio is a significant factor in our revenue and net asset value. The amount of cash invested in these pre-operational and non-earning assets reduces investment income until (1) the asset reaches commercial operation date or (2) otherwise begins generating an investment return and commences regular distributions to the company. We believe these assets, once operational or income generating, will provide returns consistent with the company’s investment strategy.

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

Due to the take-or-pay nature of the contracts, we believe that the company is largely insulated from the daily volatility of the electricity market prices. Nevertheless, we monitor these markets to stay abreast of developments in the industry as they occur. Over recent years, we have seen a lot of volatility in gas prices. However, that volatility has been slow to translate into movements in the electricity prices.

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

The regulatory market for electric power is highly fragmented with each state having significant influence over the functioning of its respective market. The states are the primary regulator for the utilities and they have implemented widely divergent policies at the state level. For example, some states allow utilities to be vertically integrated: producers of power as well as operators of the grid. Other states have separated those functions entirely.

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

Basis of Consolidation

As provided under Regulation S-X and ASC Topic 946, the company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the company. Accordingly, the company consolidated the accounts of the its wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

We have adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

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

Dividend income is recorded (1) on the ex-dividend date for publicly issued securities and (2) when received from private investments or our project companies. The timing and amount of dividend income is determined on at least a quarterly basis by GREC. This process includes an analysis at the individual project company level based on cash available from operations and working capital ratios needed for the project company daily operations. Dividend income from our privately held, equity investments are recognized when approved. Dividends received from the company’s private investments, which generally reflect net cash flow from operations, are declared, accrued and paid on a quarterly basis at a minimum. The proceeds related to the dividend receivable amount of $620,846 presented on the consolidated statements of assets and liabilities as of December 31, 2019 were subsequently collected by January 31, 2020.

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

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. As of December 31, 2019, and December 31, 2018, the company recorded a liability for deferred sales commissions in the amount of $56,483 and $191,706, respectively.

Financing Costs

Financing costs related to debt liabilities of the company, GREC or GREC HoldCo are presented on the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability. Financing costs are deferred and amortized using the straight-line method over the life of the debt liability.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (fiscal 2020 for the company). Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We are currently evaluating the impact of ASU 2018-03 on our consolidated financial statements and disclosures, but do not expect a material impact on our consolidated financial statements and disclosures.

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

Portfolio and Investment Activity

As of December 31, 2019, the company invested in numerous solar, wind, biomass, and energy efficiency projects included in 36 investment portfolios, as well as six secured loans, as follows:

Conic Portfolio

Colorado CSG II, a major component of the Conic Portfolio, consists of 12 operational community solar projects located in Colorado with a combined generating capacity of approximately 23.1 MW. The Projects all reached commercial operations date between December 2018 and June 2019. The Projects are part of Xcel Energy’s Community Solar Garden program.

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

East to West Solar Portfolio

The company owns 9.8 MW of operating solar power facilities located on 13 sites in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina (the “East to West Solar Portfolio”). The East to West Solar Portfolio consists of ground and roof mounted solar systems (each, a “System”) located on municipal and commercial properties as follows:

1.	Denver International Airport – The Denver International Airport System has a generation capacity of 1.6 MW and is located in Denver, Colorado. The System sells power directly to the City and County of Denver Department of Aviation, under a 25-year fixed rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year contract.

2.	Progress Energy I – The Progress Energy I System has a generation capacity of 2.5 MW and is located in Laurinburg, North Carolina. The system sells power directly to the local utility Duke Energy/Progress Energy Carolinas, Inc. under a 20-year fixed rate PPA.

3.	Progress Energy II – The Progress Energy II System has a generation capacity of 2.5 MW and is located in Laurinburg, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc. under a 15-year fixed rate PPA and also sells SRECs to the same off-taker under a 15-year contract.

4.	SunSense I – The SunSense I System has a generation capacity of 0.5 MW and is located in Raleigh, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc., under a 20-year fixed rate PPA.

5.	SunSense II – The SunSense II System has a generation capacity of 0.5 MW and is located in Clayton, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc., under a 20-year fixed rate PPA.

6.	SunSense III – The SunSense III System has a generation capacity of 0.5 MW and is located in Fletcher, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc. under a 20-year fixed rate PPA.

7.	NIPSCO III – The NIPSCO “Turtle Top” System has a generation capacity of 0.4 MW and is located in New Paris, Indiana. The system sells power directly to the local utility, Northern Indiana Public Service Company (NIPSCO), under a 15-year escalating rate PPA.

8.	OUC I – The OUC I System has a generation capacity of 0.4 MW and is located in Orlando, Florida. The system sells power directly to the local utility, Orlando Utilities Commission, under a 25-year fixed rate PPA.

9.	KIUC – The KIUC System has a generation capacity of 0.4 MW and is located in Koloa, Hawaii. The system sells power directly to the local utility, the Kauai Island Utility Cooperative, under a 20-year fixed rate PPA.

10.	TJ Maxx – The TJ Maxx System has a generation capacity of 0.2 MW and is located in Bloomfield, Connecticut. The system sells power directly to the H.G. Conn. Realty Corp under a 15-year escalating rate PPA.

11.	Denver Public Schools (Green Valley) – The Green Valley System has a generation capacity of 0.1 MW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year fixed rate contract.

12.	Denver Public Schools (Rachel B. Noel) – The Rachel B. Noel System has a generation capacity of 0.1 MW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating rate PPA. The System also sells SRECs to the local utility, Xcel Energy, under a 20-year fixed rate contract.

13.	Denver Public Schools (Greenwood) – The Greenwood System has a generation capacity of 0.1 MW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year fixed rate contract.

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

Lastly, the company purchased the managing member interest for a 6.3 MW portfolio of two utility scale solar projects (“Rockville Portfolio”). The Rockville Portfolio projects have been operating since 2014. The projects consist of 3.1 MW site ground-mounted project and a 3.2 MW roof-mounted project, both located in Indianapolis, Indiana. The projects are contracted for 15 years through PPAs with Indianapolis Power& Light.

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

Additionally, the company purchased a 5.737 MW portfolio solar project (“Brattleboro”). Brattleboro has been operating since July 2018. The project is located in Brattleboro, Vermont. The project is contracted for 20 years through a PPA with Windham Solid Waste Management District.

Longleaf Portfolio

The company purchased and constructed a 21.8 MW portfolio of three solar projects (“Longleaf Portfolio”) located in Camden, Jamesville and Martin counties, North Carolina. All three facilities reached commercial operations during Q3 2019. The Longleaf Portfolio sells all power generated to an investment grade utility off taker through a 15-year fixed price PPA.

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

With the inclusion of owned and leased assets, the company operates approximately 167.2 MW of operating commercial solar power facilities throughout the United States as of December 31, 2019.

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

The company operates approximately 29.4 MW of operating residential solar power facilities throughout the United States and Canada as of December 31, 2019.

Greenbacker Wind — California Portfolio

Wagner Wind, purchased on December 26, 2017, is a 6.0 MW project located in Riverside, California that sells power directly to the City of Riverside California under a 15-year escalating rate PPA. The project consists of two 3.0 MW Vestas V90 turbines. The project was originally placed in service in the fourth quarter of 2012.

GB Wind HoldCo Portfolio

The GB Wind HoldCo Portfolio is comprised of the following three projects, Fossil Gulch Wind Park (Wind – Idaho), Georgia Mountain Community Wind (Wind – Vermont), and Community Wind South (Wind – Minnesota).

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

In August 2019 the company acquired an interest in Community Wind South, a 30.75 MW operating wind farm located in Nobles County, Minnesota (“CWS”). The Project reached Commercial Operations (“COD”) in December 2012 and has 20-year busbar power and REC contracts with Northern States Power (A2/A-), a wholly owned subsidiary of Xcel Energy.

Greenbacker Wind — Iowa Portfolio

The Wind – IA Portfolio is comprised of two projects Elk and Hawkeye. Elk is a 42.5 MW operating wind farm located in Delaware County, Iowa, and Hawkeye is a 37.5 MW operating wind farm located in Fayette County, Iowa. Elk and Hawkeye reached their COD in 2011 and 2012, respectively, and originally secured 20 and 25-year busbar PPA with an investment-grade utility. This acquisition has received regulatory approval in December 2019 and closed subsequent to year-end.

Greenbacker Wind - Massachusetts

In May 2019, the company entered into a short-term secured loan agreement with Holiday Hill Community Wind, LLC. In Q4 of 2019, the loan was settled and the underlying asset, Holiday Hill Community Wind was purchased. The 5.0 MW project is located in Massachusetts and sells power to Russel Municipal Light Department through a 25-year PPA contract. Additionally, RECs are sold to Chicopee Municipal Lighting Plant, and City of Westfield Gas & Electric Department.

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

The company currently operates approximately 177.3 MW of operating wind power facilities throughout the United States.

EVCE Biomass Portfolio-

The EVCE Biomass Portfolio is currently comprised of an operating 12.0 MW biomass facility located in Gypsum, Colorado.

The company currently operates approximately 12.0 MW of biomass generation: an operating biomass facility in Colorado.

Citrine Portfolio

The Citrine Portfolio consists of costs associated with to be constructed solar projects located in New Jersey and Massachusetts. The projects are expected to be placed in service throughout 2020.

Colorado CES

The Colorado CES portfolio consists of costs associated with to be constructed community solar projects located in Colorado. The Projects are part of Xcel Energy’s Community Solar Garden program.

Electric City Portfolio

The Electric City Portfolio consists of costs associated with three to be constructed solar projects located in Michigan. The projects comprise a total of 18.9 MWs and are expected to be placed in service in Q3 2020.

Omni Portfolio

The company purchased the rights to a 21.2 MW to-be-constructed solar portfolio located in California, New Jersey and Maryland. The Omni Portfolio started construction in Q1 2019 and is expected to achieve commercial operations in Q1 2020.

Opal Portfolio

The Opal portfolio consists of costs associated with a to be constructed solar project located in Vermont. The Project is expected to reach commercial operations in 2020.

Oregon Sun Portfolio

The Oregon Sun Portfolio is a 9.3 MW to be constructed DG solar Portfolio located in Oregon. The Portfolio started construction in Q3 2019 and is estimated to achieve COD in early 2020.

Phoenix Solar Portfolio

The company purchased the rights to a 3.8 MW project located Northampton County, Pennsylvania. It is expected to reach commercial operation by Q1 2020.

SE Solar 2019 Portfolio

SE Solar 2019 is comprised of 20.8 MW of solar projects located in North Carolina. The Portfolio is expected to reach commercial operations in Q1 2020.

Trillium Portfolio

The Trillium Portfolio is comprised of 6 solar projects, totaling 16.9 MW. The projects are located across Arkansas, Colorado, Maryland, and Washington D.C. The projects will sell their generated electricity to a variety of municipal, commercial, and utility grade off takers through PPA contracts that range 15-28 years. These assets are expected to reach commercial operation date throughout Q1 2020.

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

The company has under contract approximately 181.2 MW of pre-operational assets related to future commercial solar power facilities throughout the United States that are expected to become operational in 2020 and beyond.

Other

The other portfolio is currently comprised of acquisition costs related to energy projects being acquired in the United States. Additionally, the company has invested capital to acquire and safe harbor panels that will be used in the construction of various pipeline projects.

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

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans and capital leases outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of December 31, 2019, all loans and capital leases were considered current per their terms.

SE Solar Loan

In February 2019, the company entered into a short-term secured loan agreement with SunEnergy1, LLC. The loan bears an interest rate of 9% and matures on February 21, 2020.

Encore Loan

In October 2019, the company entered into a short-term secured loan agreement with Encore Equipment, LLC. The loan bears an interest rate of 10% and matures on October 11, 2020.

Hudson Loan/Portfolio

In June 2019, the company entered into a short-term secured loan agreement with Hecate Energy New York Holdings LLC. The loan bears an interest rate of 8% and matures on March 31, 2020.

New Market Loan

In October 2019, the company entered into a short-term secured loan agreement with New Market Solar, LLC. The loan bears an interest rate of 9% and matures on October 3, 2020.

TUUSSO Loan

In November 2019, the company entered into a short-term secured loan agreement with TUUSSO Energy, LLC. The loan bears an interest rate of 8% and matures on June 30, 2020.

Portfolio Disposals

The following portfolios were sold during the year ended December 31, 2019:

Raleigh Portfolio

On December 24, 2019, the company entered into an agreement to sell 100% of the equity interests in Holocene Renewable Energy Fund 3, LLC. (“Raleigh Portfolio”). The Raleigh Portfolio was comprised of 26 MW of commercial ground and roof mounted solar photovoltaic systems located in North Carolina. The purchase price consideration for this transaction was $24,200,000 plus working capital, which resulted in a gain of $3,942,930 as it relates to the sale. As of December 31, 2019, the remaining balance is included in the Investment Sales Receivable in the Consolidated Statements of Assets and Liabilities.

Enfinity Colorado DHA Portfolio

On October 18, 2019, the company entered into an agreement to sell 100% of the equity of Enfinity Colorado DHA 1, LLC which was comprised of 666 residential rooftop solar systems, totaling 2.5 MW located in and around Denver, Colorado. The purchase price consideration for this transaction was $6,972,240 plus working capital. The transaction resulted in a gain of $683,377 recorded in the Consolidated Statement of Operations.

Phoenix Portfolio

The company entered into a transaction with Greenbacker Renewable Opportunity Zone Fund, LLC. (“GROZ”) to sell the Sol Phoenix Solar LLC investment on September 30, 2019 for $16,874,761, which was later amended to total $17,175,554 as of December 31, 2019. GROZ is an affiliate of the company, as the fund shares the same advisor as GREC. The company’s policies require that for sales of assets to any of its affiliates, a majority of our board of directors (including a majority of the independent directors) not otherwise interested in the transaction must determine that such transaction is fair and reasonable to the company. The determination of the purchase price was based on the fair value of the investment as determined by an independent third-party appraiser and our board of directors determined that such sale was fair and reasonable to the company. The transaction resulted in a realized gain of $7,494,464 recorded in the Consolidated Statements of Operations. GROZ paid an initial amount of $1,500,000 at closing. An additional $9,684,393 has been paid by GROZ as of December 31, 2019, and the remaining balance is included in Investment Sales Receivable in the Consolidated Statements of Assets and Liabilities.

Fremont Portfolio

On December 10, 2019, the company through its wholly owned subsidiary, Citrine Solar LLC, entered into a second transaction with GROZ to sell the Fremont CO I, LLC asset. The asset was sold for a purchase price of $5,272,475, based upon the fair value of the investment as determined by an independent third-party appraiser. The transaction, which was approved by a majority of our board of directors (including a majority of the independent directors), resulted in a gain of $794,475 recorded in the Consolidated Statement of Operations. As of December 31, 2019, the remaining balance is included in Investment Sales Receivable in the Consolidated Statements of Assets and Liabilities.

Portfolio Disposals Subsequent to Year-End

Residential Portfolios

On March 5, 2020, the company signed and closed a transaction to sell the entirety of its investments in the Greenbacker Residential Solar Portfolio and the Greenbacker Residential Solar Portfolio II (collectively the “Residential Portfolios”). Coupled with the recent sale of the Enfinity Colorado DHA Portfolio in December 2019, the company has now effectively exited the US residential solar market. The Residential Portfolios comprised 3,668 individual residential sites which were accumulated through a series of transactions from October 2016 to July 2017 at a total cost of $34,525,000. The Portfolios were sold to a leading residential solar aggregator a considerable premium to our original cost.

Investment Summary

The following table presents the gross purchases of the gross funding of additional capital for new or existing investments for the years ended December 31, 2019, 2018 and 2017:

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Biomass
Eagle Valley Biomass Portfolio	$21,256,245	$-	$-
Commercial Solar
Conic Portfolio	14,752,000	-	-
East to West Solar Portfolio	2,201,800	13,715,000	4,678,000
Floyd Road Solar Farm Portfolio	-	-	9,088,383
Foresight Solar Portfolio	590,000	449,929	13,200,071
Golden Horizons Solar Portfolio	90,000	200,000	9,450,000
Green Maple Portfolio	9,230,743	4,507,823	180,000
Longleaf Solar Portfolio	42,901,695	-	-
Midway III Solar Portfolio	826,488	32,986,364	10,093,861
Raleigh Portfolio	150,000	150,000	20,672,198
Six States Solar Portfolio	600,000	9,250,000	550,000
Sun Farm Portfolio	-	16,010,798	-
Residential Solar
Enfinity Colorado DHA Portfolio	505,000	-	1,400,000
Greenbacker Residential Solar Portfolio	-	-	8,250,000
Greenbacker Residential Solar Portfolio II	52,000	-	6,400,000
Wind
Greenbacker Wind Portfolio - California	-	-	9,500,000
Greenbacker Wind Portfolio - HoldCo*	29,600,000	500,000	33,605,000
Greenbacker Wind Portfolio - Iowa	20,440,000	-	-
Greenbacker Wind Portfolio - Massachusetts	25,720,259	-	-
Greenbacker Wind Portfolio - Montana	2,647,196	1,750,000	-
Pre-Operational Assets
Citrine Portfolio	18,656,925	-	-
Colorado CES Portfolio	8,468,268	-	-
Colorado CSG Solar Portfolio	-	31,895,702	-
Electric City Portfolio	4,208,484	-	-
Omni DG Portfolio	17,731,756	-	-
Opal Portfolio	27,736,916	-	-
Oregon Sun Portfolio	5,404,787	-	-
Phoenix Solar Portfolio	18,357,312	9,964,515	-
SE Solar Portfolio	3,000,000	7,178,207	-
Trillium Portfolio	6,318,722	-	-
Turquoise Solar Portfolio	20,725,345	5,877,188	-
Other Portfolios	12,003,453	1,304,356	-
Energy Efficiency
GREC Energy Efficiency Portfolio	-	1,500	1,500
Secured Loans
Encore Loan	5,000,680	-	-
Holiday Hill Loan	10,250,000	-	-
Hudson Loan	11,537,903	-	-
New Market Loan	5,000,000	-	-
SE Solar Loan	5,000,000	-	-
TUUSSO Loan	2,621,883	-	-
	$353,585,860	$135,741,382	$127,069,013

*	Includes previous year investments of Greenbacker Wind - Idaho, Greenbacker Wind - Minnesota, and Greenbacker Wind - Vermont

For the year ended December 31, 2019, we made an additional 12 portfolio company investments, and four portfolio sales, causing a net increase of our total portfolio investments to 34.  In addition to the new portfolios purchased, throughout the year we also added four additional tax equity partnerships that collectively own 12 projects, as of December 31, 2019. As a result of these investments our total gross assets purchased reached $353,585,860, an increase YOY of 160% over 2018. Additionally, as our capital resources have increased, the average size of the investment has increased from 13.98 MW per portfolio in 2018 to 19.83 MW per portfolio in 2019, a 41.85% increase YOY.

For the year ended December 31, 2018, we made an additional eight portfolio company investments, increasing our total portfolio investments to 26.  In addition to the new portfolios purchased, we also added three additional tax equity partnerships that collectively own 16 projects, as of December 31, 2018. As a result of these investments our total gross asset purchased reached $135,741,382, an increase YOY of 7% over 2017. Additionally, as our capital resources have increased, the average size of the investment has increased from 10.27 MW per portfolio in 2017 to 13.98 MW per portfolio in 2018, a 36.03% increase YOY.

For the year ended December 31, 2017, we made an additional nine portfolio company investments, increasing our total portfolio investments to 18.  In addition to the new portfolios purchased, we also added 7 additional tax equity partnerships that collectively own 12 projects, as of December 31, 2017. As a result of these investments our total gross asset purchased reached $127,069,013, an increase YOY of 38% over 2016. Additionally, as our capital resources have increased, the average size of the investment decreased from 10.88 MW per portfolio in 2016 to 10.27 MW per portfolio in 2017, a 5.53% decrease YOY.

The composition of the company’s investments as of December 31, 2019, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass:
Eagle Valley Biomass Portfolio	21,425,600	21,425,600	4.5%
Subtotal	$21,425,600	$21,425,600	4.5%
Commercial Solar:
Conic Portfolio	$12,077,823	$17,828,206	3.8%
East to West Solar Portfolio	39,109,190	41,214,191	8.7
Foresight Solar Portfolio	13,790,000	14,965,339	3.1
Golden Horizons Solar Portfolio	9,290,000	15,132,017	3.2
Green Maple Portfolio	26,561,596	27,268,058	5.7
Longleaf Portfolio	22,797,404	24,605,536	5.2
Magnolia Sun Portfolio	10,775,000	6,460,457	1.4
Midway III Solar Portfolio	10,575,394	11,475,652	2.4
Six States Solar Portfolio	12,655,306	12,799,005	2.6
Sunny Mountain Portfolio	884,578	743,768	0.2
Subtotal	$158,516,291	$172,492,229	36.3%
Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$1,611,955	0.3%
Greenbacker Residential Solar Portfolio	28,100,000	32,540,979	6.9
Greenbacker Residential Solar Portfolio II	6,400,000	13,279,521	2.8
Subtotal	$36,103,136	$47,432,455	10.0%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$8,777,056	1.8%
Greenbacker Wind Portfolio - HoldCo	25,753,111	35,089,021	7.4
Greenbacker Wind Portfolio - Iowa	20,440,000	20,440,000	4.3
Greenbacker Wind Portfolio - Massachusetts	10,169,079	10,902,726	2.3
Greenbacker Wind Portfolio - Montana	24,756,684	26,451,773	5.6
Subtotal	$90,618,874	$101,660,576	21.4%
Pre-Operational Assets:
Citrine Solar Portfolio	$3,411,249	$3,411,249	0.7%
Colorado CES Portfolio	4,517,354	4,517,354	1.0
Electric City Portfolio	4,208,484	4,208,484	0.9
Omni DG Portfolio	17,900,298	17,900,298	3.8
Opal Portfolio	344,949	344,949	0.1
Oregon Sun Portfolio	5,404,787	5,404,787	1.1
Phoenix Solar Portfolio	4,051,138	4,051,138	0.8
SE Solar Portfolio	5,000,000	5,000,000	1.1
Trillium Portfolio	24,277,396	24,277,396	5.0
Turquoise Solar Portfolio	26,602,532	26,602,532	5.6
Subtotal	$95,718,187	$95,718,187	20.1%
Other Investments:
Other Portfolios	$12,656,710	$12,473,975	2.6%
Subtotal	$12,656,710	$12,473,975	2.6%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$388,044	$390,019	0.1%
Renew AEC One, LLC	479,140	479,140	0.1
Subtotal	$867,184	$869,159	0.2%
Secured Loans
Encore Loan	$5,000,680	$5,000,680	1.1%
Hudson Loan	9,481,127	9,481,127	2.0
New Market Loan	5,000,000	5,000,000	1.1
SE Solar Loan	1,000,000	1,000,000	0.2
TUUSSO Loan	2,621,883	2,621,883	0.5
Subtotal	$23,103,690	$23,103,690	4.9%
Total	$439,009,672	$475,175,871	100.0%

The composition of the company’s investments as of December 31, 2018, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Commercial Solar:
East to West Solar Portfolio	$37,079,887	$33,665,088	10.9%
Foresight Solar Portfolio	13,650,000	14,357,201	4.7
Golden Horizons Solar Portfolio	9,400,000	14,445,071	4.7
Green Maple Portfolio	17,582,823	16,066,837	5.2
Magnolia Sun Portfolio	10,775,000	8,258,786	2.7
Midway III Solar Portfolio	11,552,904	13,265,608	4.3
Raleigh Portfolio	20,822,198	21,358,997	7.0
Six States Solar Portfolio	12,470,306	13,440,025	4.4
Sun Farm Portfolio	10,514,960	11,606,877	3.8
Sunny Mountain Portfolio	884,578	1,107,041	0.4
Subtotal	$144,732,656	$147,571,531	48.1%
Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$2,081,554	0.6%
Enfinity Colorado DHA Portfolio	1,400,000	1,700,728	0.6
Greenbacker Residential Solar Portfolio	28,100,000	27,372,253	8.9
Greenbacker Residential Solar Portfolio II	6,400,000	10,763,559	3.5
Subtotal	$37,503,136	$41,918,094	13.6%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$8,070,745	2.6%
Greenbacker Wind Portfolio - Idaho	7,320,000	6,385,631	2.1
Greenbacker Wind Portfolio - Montana	21,709,487	21,956,868	7.1
Greenbacker Wind Portfolio - Vermont	24,917,193	28,752,500	9.4
Subtotal	$63,446,680	$65,165,744	21.2%
Pre-Operational Assets:
Colorado CSG Solar Portfolio	$27,333,205	$27,215,170	8.9%
Phoenix Solar Portfolio	9,964,515	9,964,515	3.2
SE Solar Portfolio	7,178,207	7,178,207	2.3
Turquoise Solar Portfolio	5,877,188	5,877,188	1.9
Subtotal	50,353,115	50,235,080	16.3%
Other Investments:
Other Portfolios	$1,279,273	1,263,620	0.4%
Subtotal	$1,279,273	1,263,620	0.4%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$447,885	$470,406	0.2%
Renew AEC One, LLC	551,640	551,640	0.2
Subtotal	$999,525	$1,022,046	0.4%
Total	$298,314,385	$307,176,115	100.0%

Results of Operations

A discussion of the results of operations for the years ended December 31, 2019, 2018 and 2017 are as follows:

Revenues. As the majority of our assets consist of equity investments in entities established to own and operate our renewable energy projects, the majority of the revenue we generate is in the form of dividend income. Dividend income is not equivalent to the gross revenue produced at the project level but is instead the amount of free cash that is distributed from the project entities to the company from time to time after paying for all project level expenses and complying with any specific project level debt and tax equity covenants. Thus, the presentation of investment income in our financial statements differ from the traditional presentation shown in the financial statements or entities not prepared in accordance with ASC 946 and, most notably, is not equivalent to revenue as one might expect to see in financial statements not prepared in accordance with ASC 946.

The timing and amount of dividend income to be distributed to the company is determined on at least a quarterly basis by the company. This process includes an analysis at the individual project entity level of the cash available from operations and necessary working capital needed for the proper daily operations of the project. As a general rule, the dividend income from our equity investments is recognized as income only when it is received by the company whereas the undistributed income is retained within the project entities (i.e., included in working capital of the project company) and is added to the carrying value of those investments on the balance sheet. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the years ended December 31, 2019, 2018 and 2017 totaled $17,160,351, $18,503,814 and $13,125,642 respectively, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $1,602,354, $888,768 and $213,627, respectively.

The decrease in dividend income from the year ended December 31, 2018 to the year ended December 31, 2019 was primarily attributable to the evolution of our investment strategy from acquiring operating renewable energy projects to acquiring renewable energy projects prior to commencement of construction of those projects. This change in strategy, in the short term, resulted in increased expenses at the project level (due to the costs associated with financing and managing the construction of the projects) without any increase in dividend income due to the fact that the projects do not generate income prior to the commencement of operations. As the projects are placed in service and start generating revenue, dividend income from these project companies will commence.

During 2019, our investments increased from $307 million as of December 31, 2018 to $475 million as of December 31, 2019, or a 55% increase. As of December 31, 2019, we have approximately $128,632,161 in currently pre-operational and non-earning assets, which amounts to 19.08% of our gross investment amount. We expect that the majority, but not all, of the assets that are currently pre-operational and non-earning to become revenue generating during 2020 but we also expect to continue to make new investments in projects prior to the commencement of construction. As noted above, the strategy of investing in projects prior to the commencement of construction resulted in an increase in costs with no immediate increase in dividend income from those projects. However, during the year ended December 31, 2019 we were able to transition 17 projects, comprising four portfolios, from the construction phase to the commencement of operations. Managing projects through the construction phase to commercial operation date during the year ended December 31, 2019 has delivered both realized and unrealized gains of $8,289,121, and $5,216,936, respectively, which are now all incorporated in the current net asset value of the company.

Gross Investment Amount

Balance	12/31/2019	12/31/2018	12/31/2017
Investments in controlled/affiliated and non-controlled / non-affiliated portfolios at fair value	$475,175,871	$307,176,115	$218,386,174
Notes payable balances of the company and its’ operating entities	$261,850,711	$92,631,639	$60,754,292
Cash, cash equivalents and restricted cash	$9,066,091	$39,122,635	$10,144,014
Less: Note payable balance of the company	$(71,990,467)	$(30,665,460)	$(10,991,000)

Gross Investment Amount	$674,102,206	$408,264,929	$278,293,480

Additional Metrics
Pre-operational and Non-earning Assets	$128,632,161	$51,632,387	$21,079,798
Pre-operational and Non-earning Assets as a % of Gross Investment Amount	19.08%	12.65%	7.57%

The increase in dividend income from the year ended December 31, 2017 to the year ended December 31, 2018 was primarily attributed to the acquisition of operating renewable energy projects throughout the past year as the value of our investments increased from $218 million as of December 31, 2017 to $307 million as of December 31, 2018, or a 41% increase. As new operating projects were purchased by the company, the volume of overall electricity generated by our project investments increased which increased the net income at our project entities and increased the cash available for distribution to the company as dividends.

The increase in the interest income for the year ended December 31, 2019 versus 2018 was primarily attributed to the increase in our interest-bearing loans to unaffiliated entities. The increase in the interest income for the year ended December 31, 2018 versus 2017 was primarily attributed to increased cash and cash equivalent balances throughout the year as well as a slight increase in the average interest rate earned on our cash equivalent balances during the period.

Expenses. For the years ended December 31, 2019, 2018 and 2017, the company incurred $14,548,902, $9,711,267 and $5,880,227 in operating expenses, respectively, including the management fees earned by the advisor.

For the years ended December 31, 2019, 2018 and 2017, the advisor earned $8,461,616, $5,803,893 and $3,351,250, respectively, in management fees due to the increase in total assets. The consolidated financial statements reflect a $5,270,670 increase in incentive allocation for the year ended December 31, 2019 based primarily upon unrealized appreciation on investments, a $560,895 increase in incentive allocation for the year ended December 31, 2018 based primarily upon unrealized appreciation on investments and a $1,235,657 increase in incentive allocation for the year ended December 31, 2017, based primarily upon unrealized appreciation on investments. For the year ended December 31, 2019, the Special Unitholder received an incentive distribution in the amount of $170,000. Additional incentive distributions, related to the capital gains incentive earned in 2019, in the amount of $1,124,000, were paid subsequent to year end. There were incentive distributions of nil and $139,692 earned in 2018 and 2017, respectively, by the advisor.

For the year ended December 31, 2019, 2018 and 2017, Greenbacker Administration, LLC invoiced the company nil, nil and $115,849, for expenses, at cost, for services related to asset management and accounting services related to the company’s investments. Effective on April 1, 2017, these expenses were invoiced directly to the company’s investments.

Lastly, for the year ended December 31, 2019, the company incurred a deferred tax (benefit) expense from operations in the amount of $4,738,451, while incurring a deferred tax (benefit) expense in the amounts of $(1,527,917) and $1,655,356 for the years ending December 31, 2018 and 2017, respectively. The deferred tax expense is mainly derived from net operating losses incurred and investment tax credit carryforwards related to the company’s investments which, unlike for financial statement purposes under GAAP, are consolidated for tax purposes offset by unrealized tax basis gains on the company’s investments.

For the years ended December 31, 2019, 2018 and 2017, the net investment income was $7,277,091, $8,084,210 and $4,816,551, respectively, or $0.17, $0.27 and $0.25, respectively, per share.

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

For the years ended 2019, 2018 and 2017, we recognized a $12,915,738, nil and $693,882 realized gain, respectively. The gain in 2019 related to the sale of the following projects: Phoenix Portfolio, Fremont Portfolio, Enfinity Colorado DHA, and the Raleigh Portfolio. The gain in 2017 related to the sale/leaseback transaction for the Floyd Road project in Q3 (included in Six States portfolio). A net change of $22,302,164, $2,804,477 and $6,092,167 of unrealized appreciation (depreciation), respectively, was recorded for years ended December 31, 2019, 2018 and 2017, of which $27,296,880, $2,955,079 and $5,929,033 of unrealized appreciation related to the change in value of investments, $7,589, $(118,496) and $97,763 of unrealized appreciation (depreciation), respectively, related to change in value based upon changes in foreign currency exchange rates and $(5,002,305), $(32,106), and $65,371 of unrealized appreciation (depreciation), respectively, related to the change in value of swap contracts.

Changes in Net Assets from Operations. For the years ended December 31, 2019, 2018 and 2017, we recorded a net increase in net assets resulting from operations of $34,568,111, $13,875,275 and $12,566,320, respectively. The increase in net assets primarily relates to our net investment income earned during the year and unrealized appreciation related to the change in value of investments.

Dividend Coverage Ratio and Realized Gains

An analysis of the effect of realized gains on the company’s dividend coverage ratio is as follows:

	(in 000’s)
Description	2019	2018	2017	2016	2015
Net Investment Income before taxes	$4,213.80	$9,681.31	$7,459.04	$3,749.56	$216.54
Shareholder Distributions (total including DRP)	$25,884.10	$17,738.13	$11,403.61	$6,717.87	$1,990.14
Dividend Coverage Ratio (net investment income/total distributions)	16.28%	54.58%	65.41%	55.81%	10.88%
Realized Gains	$12,915.74	$-	$694.00	$-	$-
Gross Dividend Coverage Ratio (Net Investment Income and Realized Gains/Total Shareholder Distributions)	66.18%	54.58%	71.49%	55.81%	10.88%

The company has built its business around investing in long-term income producing assets in the renewable energy industry utilizing the cash flow associated with those assets to pay monthly distributions to our investors. When fully invested, we will measure success based upon generating a consolidated cash flow stream which enables the company to pay all shareholder distributions through the operating returns of the company’s projects. As such, our long-term goal has always been to achieve a distribution coverage ratio of at least 1:1 and to grow that ratio meaningfully over time, so we can increase long term returns to investors either through distribution growth or by growing the net asset value of our shares through reinvestment on net investment income.

Investment Company Accounting Considerations

Since the company’s consolidated financial statements are prepared using the specialized accounting principles of ASC Topic 946, our investment advisor produces an estimate of the fair market value of each of our investments quarterly. When valuing our investments under the income method, net operating earnings generated at the project level are included in our valuation models. While the valuation models take into account all revenue, Distribution Income recorded from each of our project companies may be more or less than that included in our valuation models each period due to various cash flow considerations. As an example, since many of our projects are held in tax partnership structures, or in related entities with bank financed project level debt, the company may be contractually limited in its’ ability to make dividend distributions from project companies to the company. Since project entities are not consolidated with the company under ASC Topic 946, in many cases not all net income from operations earned by a project company is distributed to the company. While this non-distributed income is included in the calculation of fair market value and unrealized gain / loss on investments, it is not included in Net Investment Income on the Statement of Operations, and therefore not included in our dividend coverage ratio.

Investing in Asset Classifications other than Operating Assets

We believe that the hallmark of a good investment strategy is the ability to take advantage of new opportunities and adjust to changing market conditions. Towards the end of 2017, our investment advisor began to observe an increase in the opportunities to participate in projects that were largely similar to our operating assets in terms of the long-term risks, but which promised additional returns if we could manage some additional risks in the early stages of the investment lifecycle. As a result, we determined that we should expand our investment capabilities to include four basic investment categories:

1.	Operating Assets – As a continuation of our initial strategy, the company will continue to invest in solar, wind and other alternative energy assets that are already in commercial operation and generating investment returns through the sale of contracted electricity and environmental attributes.

2.	Commercial Operation Date (“C.O.D.”) – The company will also purchase assets that have been constructed by developers but have not been placed in service. Functionally these assets are generally ready to generate electricity and have reached a milestone known as the C.O.D. While we have determined that a modest investment premium could be obtained by investing at C.O.D., most importantly the term of the contracted cashflows is maximized through this strategy.

3.	Notice to Proceed (“N.T.P”) - We further determined that it could invest in assets that had not yet been constructed but had received substantially all of the permits necessary to begin construction, a milestone known as NTP. While potentially riskier than operating or C.O.D. projects due to the level of construction risk, we believe that the additional return associated with these projects more than compensates for the additional risk. Furthermore, when we invest in NTP assets we have the added benefit of having more control of equipment selection and implementation of construction best practices which positively affects the long-term performance of our plants. With the continued growth of the renewable energy market, driven by increases in the level of Renewable Portfolio Standards in several states and the planned wind down of federal tax incentives, we identified a significant number of NTP transactions coming to market and an opportunity to develop strong pipeline type relationships with the developers of these projects. Besides increasing returns to investors, this has enabled management to substantially increase our access to a proprietary pipeline of sound projects.

4.	Special Situations –We also determined there are market opportunities for selected projects driven by either technical or financial issues, either at the project or owner level, that can be relatively easily resolved by accessing the broad range of expertise we have in-house to deal with our day to day operations. Therefore, we determined that on a limited basis the company would seek investments that had these characteristics since by resolving the issues we have the potential to generate above market returns.

In order to execute on this strategy, management recognized the need to build a dedicated team of technical asset management professionals. Starting in late 2017, Greenbacker Administration began hiring a team of experienced engineers and construction managers which enabled the company to expand our investment focus into these additional categories of investment. Having access to the technical expertise enabled the company to purchase operationally challenged solar and wind farms while having a sound financial understanding of the costs and time required to resolve the issues. Having an in-house team of technical asset management professionals also increases our ability to extract revenue from aging solar assets through repowers and plant optimization. It also allows us to capitalize on acquisition of “distressed” assets as the number of those assets exponentially increases over the coming years. Lastly, it enabled the company to invest in earlier stage projects where the projects were fully permitted, but construction had not yet commenced. Having access to this level and breath of expertise is a major competitive advantage for the company in the marketplace.

Strategic Considerations of Investing in NTP Projects

We believe that investing across the four investment categories discussed above provides the best opportunity for the company to generate superior investment returns over the medium term, diversify its portfolio, and create a proprietary pipeline of sound investment opportunities for future growth. The downside of this approach is that investing in pre-operational solar and wind projects that are underperforming has a negative impact on near term cashflows and dividend coverage. To minimize the downside effects of the strategy, management has continued to explore more sophisticated financing tools to enable us to direct more of our investable capital into current income generating investments going forward. As the size of our portfolio grows, our ability to access the more sophisticated financial products increases.

History of Distribution Coverage

2014 - 2017

During the period from April 2014, when we started raising capital, through the end of 2017, our investment strategy consisted wholly of purchasing operating renewable energy projects that were in-service and generating income from the sale of electricity under long-term power purchase contracts. By investing exclusively in operating assets, the company was able to demonstrate steady improvement in distribution coverage through that period. This initial operational period also corresponded to a significant increase in assets under management as well as the deployment of capital in income producing renewable energy operating assets.

2018

The company began to expand its investment focus during 2018 with the purchase of the Midway III project in September 2018. There were no assets under construction in 2017, whereas by December 31, 2018 the company’s investment portfolio included a total of $67.13 million of to-be-constructed assets. Given the substantial increase in non-income generating assets, the distribution coverage ratio fell to 54.58% on average assets by December 31, 2018.

2019

By December 31, 2019, total capital deployed in pre-operational and non-earning assets reached approximately $128.6 million or 19.08% of Gross Investment Amount. In addition, Greenbacker Administration costs increased approximately $3 million year over year due to the increase in specialist headcount to manage the construction and operational risks associated with these in investment initiatives. These increased costs directly reduced the operating cash flows from project level entities that would otherwise have been available to distribute to the company as dividend income. When these projects commenced operations, any increase in the fair value of the project was recognized as an unrealized gain in the statement of operations, not as investment income. Thus, while costs incurred prior to operation reduce the dividend coverage ratio, any unrealized gains on the value of the project after reaching operations has no effect on the dividend coverage ratio.

Demonstrating Value Creation Through Selected Asset Sales

During 2019, we determined that the company would engage in a process of selling selected projects that it considered to be non-core investments or for which there were compelling opportunities to sell at prices in excess of original cost.

During the year ended December 31, 2019, the company sold two portfolios at commercial operation date, generating a realized gain of $8,288,939, as well as two operating portfolios which generated a gain of $4,626,308. A discussion of the acquisition and sale process for two operating portfolios sold in 2019 are as follows:

Enfinity Colorado DHA Portfolio:

Origination Process:

In the first quarter of 2017, the company purchased a 2.5MW portfolio of residential assets in Denver, CO. determining there were numerous investment merits that made this project a desirable portfolio company. Unlike other residential portfolios which have standalone PPAs with individuals and are rated using FICO scores, this portfolio had a single off-taker, the Denver Housing Authority (“DHA”), an entity providing public housing in the City of Denver. This portfolio provided an attractive cash flow from operations as well as cash yield. Lastly, the company had a positive relationship with the operations and maintenance provider reducing our operational risk.

Sale Process:

In the third quarter of 2019, the company decided to explore the potential exit of the residential solar business to take advantage of market yield compression and a healthy economy. Through ongoing contact during the life of our ownership, the company was aware that DHA was interested in purchasing the project and was willing to purchase at a competitive price. The company managed the due diligence process for the potential sale throughout the summer of 2019, culminating in the execution of a purchase and sale agreement in October 2019 and a final closing in December 2019.

Raleigh Portfolio:

Origination Process:

In the third quarter of 2017, the company purchased a 27.8MW portfolio comprised of five commercial solar systems located in North Carolina from Conergy Projects, Inc. The projects were placed in service throughout 2015 and sold 100% of the power produced to Duke Energy, an investment grade offtaker, through a 15-year PPA. We were able to purchase this asset as a part of the global orderly wind down of Conergy, Inc., a multinational EPC, developer and owner of utility scale solar projects. Additionally, the company purchased the asset unlevered which provided immediate flexibility to leverage the asset.

Sale Process:

In mid-2019, we began discussions with USF Holdings Corp to sell 100% of our interest in the five Raleigh projects, in addition to three other projects included in the company’s East to West Portfolio in two separate closings. As these projects were nearing the 10-year mark of their remaining respective PPA terms, the company was looking to sell the Raleigh Portfolio and recirculate the sales proceeds into projects with longer term contracts. The initial close of the Raleigh Portfolio, which included five projects, occurred in December 2019.

Portfolio	Cost Basis of Investment	Sale Price	Realized Gain	Realized Gain/Cost
Enfinity Colorado DHA Portfolio	$6,288,864	$6,972,240	$683,376	10.9%
Raleigh Portfolio	$20,892,199	$24,835,129	$3,942,930	18.9%

Electricity Production by Our Investments

Between 2017 through the end of 2019, we observed a 181% YoY growth on total MWh production output across all renewable energy projects in our investment portfolio, resulting in a corresponding growth of revenues earned by our investments. This growth was due in large part to the increase in the capital we deployed in commercial solar and wind projects while increasing the diversification of our portfolio geographically, technologically and across various investment grade off-takers. Also contributing to YoY growth was the purchase of our first Biomass power plant asset in 2019 where we took advantage of a “special situation” investment opportunity and further increased the technology diversification within our portfolio.

Our strategy of purchasing smaller sub-utility-scale projects where there is less competition from large capital providers continues to enable us to build a highly diversified portfolio. While buying and operating smaller projects creates a lot of challenges versus buying large single projects, we see significant benefits in terms of the investment return potential, the ability to buy pipelines of deals from developers, and the overall scalability of the asset class where solar and wind projects can be purchased to match capital inflows.

The most significant growth by segment over the last three years was in commercial solar with a 272% increase in MWh production from 2017 through 2019. This increase is largely due to our 26 MW utility-scale solar photovoltaic project in California (Midway III) and the 25 MW portfolio of community solar gardens in Colorado (Colorado CSG which is part of the Conic Portfolio) achieving commercial operations status towards the end of 2018 and beginning of 2019. Residential solar notably achieved very little growth (9% YoY) during this same period, which is reflective of our prioritization of large utility and commercial scale wind and solar investments. Towards the end of 2019, we increased our wind portfolio capacity by 188% which will significantly increase our wind production and resulting revenues in 2020. Also, at the end of 2019, we had 19 solar assets under construction which is expected to result in an 80% increase in the value of our commercial solar portfolio in 2020. These projects are expected to achieve commercial operations throughout 2020 and will contribute to the continued growth of production and revenues across our entire portfolio.

MWh by Segment	2019	2018	2017
Commercial Solar	245,015	140,040	65,920
Residential Solar	32,934	30,175	30,205
Wind	271,118	174,765	123,749
Biomass	67,892	0	0
Total	616,959	344,980	219,874

Offering Prices of Our Shares

Based on the net asset value for each quarter ended since Commencement of Operations, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A		P-I
25-Apr-14	4-Nov-15	$10.00	$9.58	$9.19	NA		NA
5-Nov-15	4-Feb-16	$10.02	$9.60	$9.21	NA		NA
5-Feb-16	5-May-16	$10.05	$9.62	$9.23	NA		NA
6-May-16	3-Aug-16	$10.07	$9.64	$9.25	$9.59		$8.81
4-Aug-16	6-Nov-16	$10.23	$9.79	$9.40	$9.74		$8.95
7-Nov-16	7-Feb-17	$10.28	$9.58	$9.45	$9.78		$8.83
8-Feb-17	4-May-17	$10.22	$9.53	$9.39	$9.70		$8.76
5-May-17	17-May-17	$10.17	$9.48	$9.34	$9.70		$8.69
18-May-17	3-Aug-17	$9.74	$9.07	$8.94	$9.70		$8.69
4-Aug-17	2-Nov-17	$9.72	$9.08	$8.93	N/A		$8.73
3-Nov-17	5-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75
6-Feb-18	6-May-18	$9.78	$9.09	$8.98	$9.65	*	$8.81
7-May-18	2-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84
3-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90
1-Nov-18	6-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89
7-Feb-19	6-May-19	$9.63	$9.01	$8.84	$9.50	**	$8.76
7-May-19	1-Aug-19	N/A	N/A	N/A	N/A		$8.76
2-Aug-19	8-Nov-19	N/A	N/A	N/A	N/A		$8.77
9-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93
20-Mar-20	-	N/A	N/A	N/A	N/A		$8.90

*	Effective April 16, 2018
**	Ceased February 8, 2019

Liquidity and Capital Resources

As of December 31, 2019, and December 31, 2018, the company had $9,066,091 and $39,122,635 in cash, cash equivalents and restricted cash, respectively. Our current cash balance is generally reflective of the cash necessary to fund normal operations. In 2020, we anticipate continuing to (1) increase our draw on current financing facilities; (2) enter into new financing arrangements and (3) raise additional equity through our current private placement. We use our cash and additional liquidity facilities to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

●	the net proceeds of the current offering;

●	dividends, fees, and interest earned from our portfolio of investments, as a result of, among other things, cash flows from a project’s power sales;

●	proceeds from sales of assets and capital repayments from investments;

●	financing fees, retainers and structuring fees;

●	tax equity capital contributions in partnerships where the company is the managing member; and

●	borrowing capacity under current and future financing sources.

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $189,860,244 and $61,916,180 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West, Foresight Solar, Conic, Midway III, Eagle Valley, GB Wind HoldCo and Greenbacker Wind Portfolios as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, the company and GREC provided an unsecured guarantee on the repayment of the Foresight Solar, Midway III and Greenbacker Wind LLC loans.

Since the company maintains operating control over all entities with project level debt outstanding, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries as well as GREC and the company.

On June 20, 2019, the company, through GREC HoldCo, entered into a new credit agreement, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The new credit facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects (the “Projects”) that act as collateral for the credit facility, of which approximately $58,307,080 was drawn down at closing. The $110,000,000 borrowing base has since been reduced to $96,438,316 as a result of our sale of the Raleigh Portfolio and its removal from the facility. The New Credit Facility allows for additional drawdowns through June 20, 2020, at which point the outstanding loans shall convert to a term loan and matures on June 20, 2025. As of December 2019, the company has drawn down an additional $13,683,387 increasing the total amount drawn on the credit facility.

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

Borrowings under the New Credit Facility are back leveraged and secured by all of the assets of GREC HoldCo and the equity interests of each direct and indirect subsidiary of the company. The company, Greenbacker Renewable Energy Corporation and each direct and indirect subsidiary of the company are guarantors of the company’s obligations under the New Credit Facility, and Greenbacker Renewable Energy Corporation has pledged all of the equity interests of the GREC HoldCo as collateral for the New Credit Facility.

As of December 31, 2019, the outstanding balance is approximately $72 million. Financing costs of $3.1 million related to the New Credit Facility have been capitalized and are being amortized over the current term of the New Credit Facility.

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

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 3.50% as of December 31, 2019.

The following table summarizes the notes payable balances of the company and its investment entities as of December 31, 2019:

	Interest Rates
	Range	Weighted Average	Maturity Dates	December 31, 2019
Fixed rate notes payable	1.905% – 6.000%	2.27%	01/29/2022 – 09/29/2049	$37,593,348
Floating rate notes payable	3.320% – 5.000%	3.71%	12/31/2025 – 3/30/2040	224,257,363
				$261,850,711

The following table summarizes the notes payable balances of the company and its investment entities as of December 31, 2018, in addition to committed but undrawn funds on notes payable:

	Interest Rates
	Range	Weighted Average	Maturity Dates	December 31, 2018
Fixed rate notes payable	1.775% – 6.250%	3.54%	03/31/2021 – 04/01/2032	$8,934,688
Floating rate notes payable	3.750% – 6.110%	4.13%	12/31/2024 – 10/31/2037	83,696,951
				$92,631,639

The principal payments due on the notes payable for the company and its’ investment entities for each of the next five years ending December 31 and thereafter, including amounts expected to be drawn down on existing commitments, are as follows:

Year ending December 31:	Principal Payments
2020	12,819,719
2021	16,557,817
2022	14,447,850
2023	14,615,049
2024	15,030,543
Thereafter	188,379,733
$261,850,711

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

Advisory Agreement — GCM, a private firm that is registered as an investment adviser under the Advisers Act serves as our advisor. Under the direction of our board of directors, GCM manages our day-to-day operations and provides advisory and management services to us. The advisory agreement was previously approved by our board of directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for successive one-year periods if approved annually by a majority of our independent directors. The advisory agreement was most recently re-approved in February 2020, for the one-year period commencing April 24, 2020.

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of December 31, 2019, no sub-advisors have been retained by GCM.

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

Administration Agreement — Greenbacker Administration serves as our Administrator. Since commencement of operations, Greenbacker Administration delegated certain of its administrative functions to U.S. Bancorp Fund Services, LLC (doing business as “U.S. Bank Global Fund Services”). Greenbacker Administration may enter into similar arrangements with other third-party administrators, including with respect to fund accounting and administrative services. Greenbacker Administration performs certain asset management, compliance and oversight services, as well as asset accounting and administrative services, for many of the company’s investments. The fee for these services, which is billed at cost to the company’s individual investments.

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Borrowings under the New Credit Facility are secured by the assets, cash, agreements and equity interests in the GREC HoldCo and its subsidiaries. The company is a guarantor of GREC HoldCo’s obligations under the New Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the New Credit Facility is approximately $72 million as of December 31, 2019.

Investment in to be constructed assets: Pursuant to various engineering, procurement and construction contracts to which nine entities of the company are individually a party, the entities, and indirectly the company, has committed an outstanding balance of approximately $163.2 million to complete construction of the facilities. Based upon current construction schedules, the expectation is these commitments will be fulfilled in 2020 into 2021. We also have ten entities of the company that are individually a party, and indirectly the company, and committed an outstanding balance of approximately $180.8 million to membership interest purchase agreements as of December 31, 2019. The company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.

Investment in operating assets: In September 2019, GREC signed a purchase and sale agreement to acquire an interest in Wind – IA, which is comprised of two projects Elk and Hawkeye. Elk is a 42.5 MW operating wind farm located in Delaware County, Iowa, and Hawkeye is a 37.5 MW operating wind farm located in Fayette County, Iowa. Elk and Hawkeye reached their COD in 2011 and 2012, respectively, and originally secured 20 and 25-year busbar PPA with an investment-grade utility. This acquisition has received regulatory approval in 2019 and closed in early January 2020.

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

Recording of a sale of RECs under GAAP is accounted for under Accounting Standards Codification Topic 606, Revenue Recognition. There are no differences in the process and related revenue recognition between REC sales to utilities and non-utility customers. Revenue is recorded in our wholly owned, single member LLCs when all revenue recognition criteria are met, including that: there is persuasive evidence that an arrangement exists (typically through a contract), services rendered through the production of electricity, pricing is fixed and determinable under the contract and collectability is reasonably assured. The accounting policy adopted by our wholly owned, single member LLC related to RECs is that the revenue recognition criteria are met when the energy is produced, and a REC is created and transferred to a third party.

If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of December 31, 2019, GREC and/or the company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is approximately $107,025 as of December 31, 2019.

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

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Cash from operations	$4,088,660	$11,611,348	$6,656,075
Offering proceeds	15,042,768	—	—
Total cash distributions	$19,131,428	$11,611,348	$6,656,075

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds. Due to the company’s change in investment portfolio composition in 2018 to include a greater percentage of pre-operational assets, a significant amount of distributions will continue to be funded from offering proceeds. We expect distributions to continue at the current level and we do not currently anticipate significant changes in the level of distributions in future periods.

Inflation

We do not anticipate that inflation will have a significant effect on our results of operations. However, in the event of a significant increase in inflation, interest rates could rise, and our projects and investments may be materially adversely affected.

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

To the Members and Board of Directors

Greenbacker Renewable Energy Company LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Greenbacker Renewable Energy Company LLC, and Subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

March 13, 2020

KPMG LLP is a Delaware limited liability partnership and the U.S. member firm of the KPMG network of independent member firms affiliated with

KPMG International Cooperative (“KPMG International”), a Swiss entity.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2019	December 31, 2018

ASSETS
Investments in controlled/affiliated portfolios, at fair value (cost of $415,905,982 and $298,314,385, respectively)	$452,072,181	$307,176,115
Investments in non-controlled/non-affiliated portfolios, at fair value (cost of $23,103,690 and nil, respectively)	23,103,690	-
Swap contracts, at fair value	21,223	435,603
Cash and cash equivalents	8,636,839	39,122,635
Restricted cash	429,252	-
Shareholder receivable	650,000	469,245
Dividend receivable	620,846	488,000
Deferred tax assets, net of valuation allowance	1,313,506	6,051,957
Investment sales receivable	22,013,491	-
Other assets	611,560	201,074
Total assets	$509,472,588	$353,944,629

LIABILITIES
Swap contracts, at fair value	$4,899,566	$311,641
Payable for investments purchased	7,502,267	8,901
Term note payable, net of financing costs	68,886,785	29,527,046
Management fee payable	272,982	588,161
Accounts payable and accrued expenses	419,240	727,175
Shareholder distributions payable	1,784,961	1,260,754
Interest payable	11,933	3,507
Due to advisor	-	19,181
Payable for repurchases of common stock	2,186,780	1,249,808
Deferred sales commission payable	56,483	191,706
Total liabilities	$86,020,997	$33,887,880

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 350,000,000 authorized; 47,889,610 and 37,003,502 shares issued and outstanding, respectively	47,890	37,004
Paid-in capital in excess of par value	416,611,769	321,741,819
Accumulated losses *	(105,876)	(3,519,212)
Total common members’ equity	416,553,783	318,259,611
Special unitholder’s equity	6,897,808	1,797,138
Total members’ equity (net assets)	423,451,591	320,056,749
Total liabilities and equity (net assets)	$509,472,588	$353,944,629

Net assets, Class A (shares outstanding of 17,210,016 and 16,714,738, respectively)	$147,304,141	$142,791,899
Net assets, Class C (shares outstanding of 2,718,475 and 2,222,478, respectively)	22,792,345	18,546,310
Net assets, Class I (shares outstanding of 6,693,658 and 6,209,416, respectively)	57,292,421	53,046,260
Net assets, Class P-A (shares outstanding of 18,109 and 15,478, respectively)	155,802	132,272
Net assets, Class P-I (shares outstanding of 21,249,352 and 11,841,392, respectively)	189,009,074	103,742,870
Total common members’ equity	$416,553,783	$318,259,611

* Accumulated deficit, accumulated net realized gain on investments, and accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes, foreign currency translation, and swap contracts are included in accumulated losses.

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$17,160,351	$18,503,814	$13,125,642
Interest income	13,060	263,791	107,547
Total investment income from controlled, affiliated investments	$17,173,411	$18,767,605	$13,233,189

Investment income from non-controlled, non-affiliated investments:
Interest income	1,589,294	624,977	106,080
Total investment income	$18,762,705	$19,392,582	$13,339,269
Operating expenses:
Management fee expense	8,461,616	5,803,893	3,490,942
Audit and tax expense	1,156,874	913,509	685,570
Interest and financing expenses	2,812,802	1,793,834	692,265
General and administration expenses	239,202	375,159	421,673
Legal expenses	351,128	139,059	183,545
Directors fees and expenses	398,845	100,209	100,210
Insurance expense	161,610	95,780	64,411
Transfer Agent Expense	477,198	382,943	-
Other expenses	489,627	106,881	241,611
Total expenses	14,548,902	9,711,267	5,880,227
Net investment income before taxes	4,213,803	9,681,315	7,459,042
Deferred tax (benefit) expense	(3,188,431)	1,458,669	2,619,076
Franchise tax expense	125,143	138,436	23,415
Net investment income	7,277,091	8,084,210	4,816,551

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized gain on investments	12,915,738	-	693,882
Net change in unrealized appreciation (depreciation) on:
Investments	27,296,880	2,955,079	5,929,033
Foreign currency translation	7,589	(118,496)	97,763
Swap contracts	(5,002,305)	(32,106)	65,371
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	(7,926,882)	2,986,588	963,720
Net increase in net assets resulting from operations	34,568,111	13,875,275	12,566,320
Net decrease in net assets attributed to special unitholder	(5,270,670)	(560,895)	(1,235,657)
Net increase in net assets attributed to common members	$29,297,441	$13,314,380	$11,330,663

Common stock per share information — basic and diluted:
Net increase in net assets attributed to common members	$0.67	$0.45	$0.60
Weighted average common shares outstanding	43,788,187	29,799,735	18,922,343

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Years Ended December 31, 2017, 2018 and 2019

	Common Members
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common members’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2016	14,921,922	$14,922	$128,425,800	$(3,629,220)	$4,578	$4,699,283	$(187,846)	$90,697	$129,418,214	$586	$129,418,800
Proceeds from issuance of common stock, net	8,251,118	8,251	72,411,556	-	-	-	-	-	72,419,807	-	72,419,807
Issuance of common stock under distribution reinvestment plan	533,645	534	4,747,000	-	-	-	-	-	4,747,534	-	4,747,534
Repurchases of common stock	(517,456)	(518)	(4,147,180)	-	-	-	-	-	(4,147,698)	-	(4,147,698)
Offering costs	-	-	(926,386)	-	-	-	-	-	(926,386)	-	(926,386)
Shareholder distributions	-	-	-	(11,403,610)	-	-	-	-	(11,403,610)	-	(11,403,610)
Net investment income (loss)	-	-	-	4,816,551	-	-	-	-	4,816,551	-	4,816,551
Net realized gain (loss)	-	-	-	-	693,882	-	-	-	693,882	-	693,882
Net change in unrealized appreciation (depreciation) on investments	-	-	-	-	-	4,693,376	-	-	4,693,376	1,222,583	5,915,959
Net change in unrealized appreciation (depreciation) on foreign currency translation	-	-	-	-	-	-	97,763	-	97,763	-	97,763
Net change in unrealized appreciation (depreciation) on swap contracts	-	-	-	-	-	-	-	65,371	65,371	13,074	78,445
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	963,720	-	-	963,720	-	963,720
Balances at December 31, 2017	23,189,229	$23,189	$200,510,790	$(10,216,279)	$698,460	$10,356,379	$(90,083)	$156,068	$201,438,524	$1,236,243	$202,674,767
Proceeds from issuance of common stock, net	13,625,689	13,627	120,313,445	-	-	-	-	-	120,327,072	-	120,327,072
Issuance of common stock under distribution reinvestment plan	694,427	694	6,126,095	-	-	-	-	-	6,126,789	-	6,126,789
Repurchases of common stock	(505,843)	(506)	(4,473,965)	-	-	-	-	-	(4,474,471)	-	(4,474,471)
Offering costs	-	-	(734,546)	-	-	-	-	-	(734,546)	-	(734,546)
Shareholder distributions	-	-	-	(17,738,137)	-	-	-	-	(17,738,137)	-	(17,738,137)
Net investment income (loss)	-	-	-	8,084,210	-	-	-	-	8,084,210	-	8,084,210
Net realized gain (loss)	-	-	-	-	-	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	-	-	2,394,184	-	-	2,394,184	560,895	2,955,079
Net change in unrealized appreciation (depreciation) on foreign currency translation	-	-	-	-	-	-	(118,496)	-	(118,496)	-	(118,496)
Net change in unrealized appreciation (depreciation) on swap contracts	-	-	-	-	-	-	-	(32,106)	(32,106)	-	(32,106)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	2,986,588	-	-	2,986,588		2,986,588
Balances at December 31, 2018	37,003,502	$37,004	$321,741,819	$(19,870,206)	$698,460	$15,737,151	$(208,579)	$123,962	$318,259,611	$1,797,138	$320,056,749
Proceeds from issuance of common stock, net	11,086,672	11,087	97,330,310	-	-	-	-	-	97,341,397	-	97,341,397
Issuance of common stock under distribution reinvestment plan	784,496	784	6,751,893	-	-	-	-	-	6,752,677	-	6,752,677
Repurchases of common stock	(985,060)	(985)	(8,521,405)	-	-	-	-	-	(8,522,390)	-	(8,522,390)
Offering costs	-	-	(690,848)	-	-	-	-	-	(690,848)	-	(690,848)
Shareholder distributions	-	-	-	(25,884,105)	-	-	-	-	(25,884,105)	-	(25,884,105)
Distributions to special unitholder	-	-	-	-	-	-	-	-	-	(170,000)	(170,000)
Net investment income (loss)	-	-	-	7,277,091	-	-	-	-	7,277,091	-	7,277,091
Net realized gain (loss)	-	-	-	-	11,265,324	-	-	-	11,265,324	1,650,414	12,915,738
Net change in unrealized appreciation (depreciation) on investments	-	-	-	-	-	22,676,163	-	-	22,676,163	4,620,717	27,296,880
Net change in unrealized appreciation (depreciation) on foreign currency translation	-	-	-	-	-	-	7,589	-	7,589	-	7,589
Net change in unrealized appreciation (depreciation) on swap contracts	-	-	-	-	-	-	-	(4,001,844)	(4,001,844)	(1,000,461)	(5,002,305)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(7,926,882)	-	-	(7,926,882)	-	(7,926,882)
Balances at December 31, 2019	47,889,610	$47,890	$416,611,769	$(38,477,220)	$11,963,784	$30,486,432	$(200,990)	$(3,877,882)	$416,553,783	$6,897,808	$423,451,591

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Operating activities:
Net increase (decrease) in net assets from operations	$34,568,111	$13,875,275	$12,566,320
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Amortization of deferred financing costs	226,742	222,394	164,725
Amortization and accretion of premium and discount	-	(88,432)	-
Purchase of investments	(353,585,860)	(135,052,745)	(117,569,013)
Return of capital from investments	161,551,945	44,566,792	30,412
Proceeds from principal payments and sales of investments	64,254,366	4,621,231	20,996,206
Net realized (gain) on investments	(12,915,738)	-	(693,882)
Net change in unrealized (appreciation) on investments	(27,296,880)	(2,955,079)	(5,929,033)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(7,589)	118,496	(97,763)
Net change in unrealized (appreciation) depreciation on swap contracts	5,002,305	32,106	(65,371)
Deferred tax expense	4,738,451	(1,527,919)	1,655,356
(Increase) decrease in other assets:
Receivable for investments sold	(22,013,491)	-	-
Dividend receivable	(132,846)	(488,000)	-
Other assets	(410,486)	(126,832)	(9,198)
Increase (decrease) in other liabilities:
Payable for investments purchased	7,493,366	(15,405,304)	15,414,205
Due to advisor, net	(19,181)	8,764	(89,365)
Management fee payable	(315,179)	530,870	(175,565)
Accounts payable and accrued expenses	(307,935)	327,031	(23,495)
Interest payable	8,426	(108,738)	112,245
Net cash used in operating activities	(139,161,473)	(91,450,090)	(73,713,216)

Financing activities:
Borrowings on Credit facility and term note	55,580,682	30,665,460	15,800,000
Paydowns on Credit facility and term note	(14,255,676)	(13,655,794)	(6,324,760)
Payments of financing costs	(2,192,009)	(615,378)	-
Proceeds from issuance of shares of common stock, net	97,025,448	120,024,951	72,672,757
Distributions paid	(18,607,250)	(11,061,871)	(6,348,757)
Offering costs	(690,848)	(734,546)	(926,386)
Repurchases of common stock	(7,585,418)	(4,194,111)	(4,034,020)
Distribution from special unitholder	(170,000)	-	-
Due to dealer manager re: Offering costs	-	-	(36,694)
Net cash provided by financing activities	109,104,929	120,428,711	70,802,140
Net increase (decrease) in cash and cash equivalents	(30,056,544)	28,978,621	(2,911,076)
Cash, cash equivalents and restricted cash, beginning of period	39,122,635	10,144,014	13,055,090
Cash, cash equivalents and restricted cash, end of period	$9,066,091	$39,122,635	$10,144,014

Reconciliation of cash, cash equivalents and restricted cash per the Consolidated Statements of Assets and Liabilities
Cash and Cash equivalents	$8,636,839	$39,122,635	$10,144,014
Restricted Cash	429,252	-	-
Total cash, cash equivalents and restricted cash	$9,066,091	$39,122,635	$10,144,014

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$1,360,409	$1,219,237	$490,139

Non cash financing activities
Shareholder receivable from sale of common stock	$650,000	$469,245	$225,509
Purchase of investments	$-	$8,091	$15,414,205
Investments disposed of/received through in-kind transactions	$-	$-	$11,420,306

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED SCHEDULES OF INVESTMENTS

December 31, 2019

Investments in controlled/affiliated portfolios	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States- Not readily marketable

Biomass

Eagle Valley Biomass Portfolio				100% Ownership	$21,425,600	$21,425,600	5.1%
Total Biomass - 5.1%					$21,425,600	$21,425,600	5.1%

Commercial Solar

Conic Portfolio				Managing member, majority equity owner	$12,077,823	$17,828,206	4.2%
East to West Solar Portfolio				100% equity ownership or Managing member, majority equity owner	39,109,190	41,214,191	9.7%
Foresight Solar Portfolio				Managing Member, Majority Equity Owner	13,790,000	14,965,339	3.5%
Golden Horizons Solar Portfolio				100% Ownership	9,290,000	15,132,017	3.6%
Green Maple Portfolio				100% Ownership	26,561,596	27,268,058	6.4%
Longleaf Solar Portfolio				Managing member, majority equity owner	22,797,404	24,605,536	5.8%
Magnolia Sun Portfolio				100% Ownership	10,775,000	6,460,457	1.5%
Midway III Solar Portfolio				Managing member, majority equity owner	10,575,394	11,475,652	2.7%
Six States Solar Portfolio				100% Ownership	12,655,306	12,799,005	3.0%
Sunny Mountain Portfolio				100% Ownership	884,578	743,768	0.2%
Total Commercial Solar - 40.6%					$158,516,291	$172,492,229	40.6%

Residential Solar

Canadian Northern Lights Portfolio (d)				100% Ownership	$1,603,136	$1,611,955	0.4%
Greenbacker Residential Solar Portfolio				100% Ownership or Managing Member, Majority Equity Owner	28,100,000	32,540,979	7.7%
Greenbacker Residential Solar Portfolio II				Managing Member, Majority Equity Owner	6,400,000	13,279,521	3.1%
Total Residential Solar - 11.2%					$36,103,136	$47,432,455	11.2%

Wind
Greenbacker Wind Portfolio - California				100% Ownership	$9,500,000	$8,777,056	2.1%
Greenbacker Wind Portfolio - HoldCo				100% Ownership	25,753,111	35,089,021	8.3%
Greenbacker Wind Portfolio - Iowa				(e)	20,440,000	20,440,000	4.8%
Greenbacker Wind Portfolio - Massachusetts				Managing member, majority equity owner	10,169,079	10,902,726	2.6%
Greenbacker Wind Portfolio - Montana				100% Ownership or Managing Member, Equity Owner	24,756,684	26,451,773	6.2%
Total Wind - 24.0%					$90,618,874	$101,660,576	24.0%

Pre-Operational Assets
Citrine Portfolio				100% Ownership	$3,411,249	$3,411,249	0.8%
Colorado CES Portfolio				100% Ownership	4,517,354	4,517,354	1.1%
Electric City Portfolio				100% Ownership	4,208,484	4,208,484	1.0%
Omni DG Portfolio				100% Ownership	17,900,298	17,900,298	4.2%
Opal Portfolio				100% Ownership	344,949	344,949	0.1%
Oregon Sun Portfolio				100% Ownership	5,404,787	5,404,787	1.3%
Phoenix Solar Portfolio				100% Ownership	4,051,138	4,051,138	1.0%
SE Solar 2019 Portfolio				100% Ownership	5,000,000	5,000,000	1.2%
Trillium Portfolio				Managing member, majority equity owner	24,277,396	24,277,396	5.7%
Turquoise Solar Portfolio				100% Ownership	26,602,532	26,602,532	6.3%
Total Pre-Operational Assets - 22.7%					$95,718,187	$95,718,187	22.7%

Other Investments
Other Portfolios				(c)	$12,656,710	$12,473,975	2.9%
Total Other Investments - 2.9%					$12,656,710	$12,473,975	2.9%

Energy Efficiency in the United States
GREC Energy Efficiency Portfolio				100% Ownership	$388,044	$390,019	0.1%
Renew AEC One, LLC	10.25	%(b)	2/24/2025	$551,640	479,140	479,140	0.1%
Total Energy Efficiency - 0.2%					$867,184	$869,159	0.2%
Total Investments in controlled/affiliated Portfolios					$415,905,982	$452,072,181	106.7%
Investments in non-controlled/non-affiliated portfolios
Secured Loans - Not readily marketable
Encore Loan	10.00%		10/11/2020	$5,000,680	$5,000,680	$5,000,680	1.2%
Hudson Loan	8.00%		3/31/2020	9,481,127	9,481,127	9,481,127	2.2%
New Market Loan	9.00%		10/3/2020	5,000,000	5,000,000	5,000,000	1.2%
SE Solar Loan	9.00%		2/21/2020	1,000,000	1,000,000	1,000,000	0.2%
TUUSSO Loan	8.00%		6/30/2020	2,621,883	2,621,883	2,621,883	0.6%
Total Secured Loans - Not readily marketable - 5.4%					$23,103,690	$23,103,690	5.4%
Total Investments in non-controlled/non-affiliated portfolios					$23,103,690	23,103,690	5.4%
TOTAL INVESTMENTS: 112.1%					$439,009,672	$475,175,871	112.1%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: -12.1%						(51,724,280)	-12.1%
TOTAL NET ASSETS: 100%						$423,451,591	100.0%

(a)	Percentages are based on net assets of $423,451,591 as of December 31, 2019.

(b)	Per the loan agreement, interest commenced on January 24, 2016.

(c)	Includes pre-acquisition and due diligence expenses.

(d)	Portfolio is located outside of the United States of America.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,320,556	$21,223	$-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	18,981,540	(611,198)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	27,662,350	(1,725,805)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	3,946,615	(359,271)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.668%	Monthly	12/31/2034	37,560,113	(2,203,292)	-
							$(4,878,343)	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED SCHEDULES OF INVESTMENTS

December 31, 2018

Investments in controlled/affiliated portfolios	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States- Not readily marketable

Commercial Solar
East to West Solar Portfolio			100% Ownership	$37,079,887	$33,665,088	10.5%
Foresight Solar Portfolio			Managing Member, Majority Equity Owner	13,650,000	14,357,201	4.5%
Golden Horizons Solar Portfolio			100% Ownership	9,400,000	14,445,071	4.5%
Green Maple Portfolio			100% Ownership	17,582,823	16,066,837	5.0%
Magnolia Sun Portfolio			100% Ownership	10,775,000	8,258,786	2.6%
Midway III Solar Portfolio			100% Ownership	11,552,904	13,265,608	4.1%
Raleigh Portfolio			Managing Member, Majority Equity Owner	20,822,198	21,358,997	6.7%
Six States Solar Portfolio			100% Ownership	12,470,306	13,440,025	4.2%
Sun Farm Portfolio			100% Ownership	10,514,960	11,606,877	3.6%
Sunny Mountain Portfolio			100% Ownership	884,578	1,107,041	0.3%
Total Commercial Solar - 46.0%				$144,732,656	$147,571,531	46.0%

Residential Solar
Canadian Northern Lights Portfolio (d)			100% Ownership	$1,603,136	$2,081,554	0.7%
Enfinity Colorado DHA Portfolio			100% Ownership	1,400,000	1,700,728	0.5%
Greenbacker Residential Solar Portfolio			100% Ownership or Managing Member, Majority Equity Owner	28,100,000	27,372,253	8.6%
Greenbacker Residential Solar Portfolio II			Managing Member, Majority Equity Owner	6,400,000	10,763,559	3.4%
Total Residential Solar - 13.2%				$37,503,136	$41,918,094	13.2%

Wind
Greenbacker Wind Portfolio - California			100% Ownership or Managing Member, Equity Owner	$9,500,000	$8,070,745	2.5%
Greenbacker Wind Portfolio - Idaho			100% Ownership or Managing Member, Equity Owner	7,320,000	6,385,631	2.0%
Greenbacker Wind Portfolio - Montana			100% Ownership or Managing Member, Equity Owner	21,709,487	21,956,868	6.9%
Greenbacker Wind Portfolio - Vermont			100% Ownership or Managing Member, Equity Owner	24,917,193	28,752,500	9.0%
Total Wind - 20.4%				$63,446,680	$65,165,744	20.4%

Pre-Operational Assets
Colorado CSG Solar Portfolio			100% Ownership	$27,333,205	$27,215,170	8.5%
Phoenix Solar Portfolio			100% Ownership	9,964,515	9,964,515	3.1%
SE Solar Portfolio			100% Ownership	7,178,207	7,178,207	2.2%
Turquoise Solar Portfolio			100% Ownership	5,877,188	5,877,188	1.8%
Total Pre-Operational Assets - 15.6%				$50,353,115	$50,235,080	15.6%

Other Investments
Other Portfolios			(c)	1,279,273	1,263,620	0.4%
Total Other Investments - 0.4%				$1,279,273	$1,263,620	0.4%

Energy Efficiency in the United States
GREC Energy Efficiency Portfolio			100% Ownership	$447,885	$470,406	0.1%
Renew AEC One, LLC	10.25%(b)	2/24/2025	$551,640	551,640	551,640	0.2%
Total Energy Efficiency - 0.3%				$999,525	$1,022,046	0.3%
INVESTMENTS: 95.9%				$298,314,385	$307,176,115	95.9%
ASSETS IN EXCESS OF OTHER LIABILITIES: 4.1%					12,880,634	4.1%
TOTAL NET ASSETS: 100.0%					$320,056,749	100.0%

(a)	Percentages are based on net assets of $320,056,749 as of December 31, 2018.

(b)	Per the loan agreement, interest commenced on January 24, 2016.

(c)	Includes pre-acquisition and due diligence expenses.

(d)	Portfolio is located outside of the United States of America.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,607,222	$107,431	$-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	20,668,547	328,172	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	29,624,945	(190,440)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	4,180,063	(121,201)	-
							$123,962	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 1. Organization and Operations of the Company

Greenbacker Renewable Energy Company LLC (the “LLC”), a Delaware limited liability company, formed in December 2012, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all the outstanding shares of capital stock of GREC. GREC Entity HoldCo LLC (“GREC HoldCo”), a wholly-owned subsidiary of GREC, was formed in Delaware in June 2016. The use of “we,” “us,” “our” and the “company” refers, collectively, to Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation, and GREC HoldCo. We are externally managed and advised by our advisor, Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year end is December 31.

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

As of December 31, 2019, the company has made solar, wind, biomass, and energy efficiency investments in 36 portfolios, 35 domiciled in the United States and one in Canada, as well as six secured loans in the United States (See Note 3). As of December 31, 2018, the company has made solar, wind and energy efficiency investments in 26 portfolios, 25 domiciled in the United States and one in Canada, as well as one energy efficiency secured loan in the United States.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 2. Significant Accounting Policies

Basis of Presentation

The company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Actual results could differ from those estimates, assumptions, and judgments. Significant items subject to such estimates will include determining the fair value of investments, revenue recognition, income tax uncertainties, and other contingencies. The consolidated financial statements of the company include the accounts of the LLC and its consolidated subsidiaries, GREC, GREC HoldCo, and Danforth Shared Services LLC which provides administrative services to the company. All intercompany accounts and transactions have been eliminated.

The company’s consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). In accordance with this specialized accounting guidance, the company recognizes and carries all of its investments at fair value with changes in fair value recognized in earnings. Additionally, the company will not apply the equity method of accounting to its investments. The company carries its liabilities at amounts payable, net of unamortized premiums or discounts. The company does not currently plan to elect to carry its non-investment liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.

The financial information associated with the December 31, 2019 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations necessary for a fair presentation in accordance with GAAP.

Basis of Consolidation

As provided under Regulation S-X and ASC Topic 946, the company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the company. Accordingly, the company consolidated the accounts of the company’s wholly-owned subsidiaries to meet the aforementioned criteria in its consolidated financial statements.

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

Restricted Cash

Restricted cash consists of cash accounts or letters of credit that are restricted for use on specific investments. As of December 31,2019, we have one restricted cash account that serves as collateral for a letter of credit related to funding of a specific “to be constructed” investment.

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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 2. Significant Accounting Policies (cont.)

Valuation of Investments at Fair Value

Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC Topic 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value. The company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of the investments.

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

The estimated fair values will not necessarily represent the amounts that may be ultimately realized due to the occurrence or non-occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of the valuation of the investments, the estimate of fair values may differ significantly from the value that would have been used had a broader market for the investments existed.

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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Earnings (Loss) per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common members by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common members per share for the years ended December 31, 2019, 2018 and 2017.

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Basic and diluted
Net increase in net assets resulting from operations attributed to common members	$29,297,441	$13,314,380	$11,330,663
Weighted average common shares outstanding	43,788,187	29,799,735	18,922,343
Net increase in net assets resulting from operations attributed to common members per share	$0.67	$0.45	$0.60

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

Dividend income is recorded (1) on the ex-dividend date for publicly issued securities and (2) on the ex-dividend date for private investments. The timing and amount of dividend income is determined on at least a quarterly basis by GREC. This process includes an analysis at the individual project company level based on cash available from operations and working capital needed for the project company operations. Dividend income from our privately held, equity investments are recognized when approved. Dividends received from the company’s project companies, which generally reflect net cash flow from operations, are declared, accrued and paid on a quarterly basis at a minimum.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

The company was obligated to reimburse our advisor for O&O costs that it incurred on behalf of the company, in accordance with the advisory agreement, but with respect to the company’s public offerings, only to the extent that the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the company to exceed 15% of gross offering proceeds as of the date of reimbursement. Total O&O costs related to the terminated Registration Statements amounted to $9.4 million, approximately 3.8% of gross offering proceeds raised pursuant to such Registration Statements.

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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 2. Significant Accounting Policies (cont.)

The following table provides information in regard to the status of O&O costs (in 000’s) as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Total O&O Costs Incurred by the Advisor and Dealer Manager	$9,822	$9,371
Amounts previously reimbursed to the Advisor/Dealer Manager by the company	9,822	9,106
Amounts payable to Advisor by the company	-	19
Amounts of the contingent liability subject to payment by the company only upon adequate gross offering proceeds being raised	-	246

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

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive fee will be earned by an affiliate of our advisor on realized gains (net of realized and unrealized losses) since inception from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the advisory agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive fee, the company will include unrealized gains in the calculation of the capital gains incentive distribution pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date even though the advisor is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are realized. Thus, on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period and reflected as an allocation of equity between common members and the Special Unitholder. As of December 31, 2019, and 2018, a capital gains incentive distribution allocation in the amounts of $6,897,808 and $1,797,138, respectively, was recorded in the consolidated statements of assets and liabilities as Special unitholder’s equity.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the date which approximates an expected liquidity event for the company. As of December 31, 2019, and December 31, 2018, the company recorded a liability for deferred sales commissions in the amount of $56,483 and $191,706, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no impact on prior periods’ results.

Derivative Instruments

The company may utilize interest rate swaps to modify interest rate characteristics of existing debt obligations to manage interest rate exposure. These are recorded at fair value either as assets or liabilities in the accompanying consolidated statements of assets and liabilities with changes in the fair value of interest rate swaps during the period recognized as either an unrealized appreciation or depreciation in the accompanying consolidated statements of operations. On the expiration, termination or settlement of a derivatives contract, the company generally records a gain or loss. When there is a master netting agreement with a financial institution, any gain or loss on interest rate swaps are netted for financial statement presentation.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 2. Significant Accounting Policies (cont.)

The fair value of interest rate swap contracts open as of December 31, 2019 is included on the schedule of investments by contract. For the year ended December 31, 2019, the company’s average monthly notional exposure to interest rate swap contracts was $93,920,446.

Consolidated Statements of Assets and Liabilities — Fair Values of Derivatives at December 31, 2019

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$21,223	Swap contracts, at fair value	$4,899,566
		$21,223		$4,899,566

Consolidated Statements of Assets and Liabilities — Fair Values of Derivatives at December 31, 2018.

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$435,603	Swap contracts, at fair value	$311,641
		$435,603		$311,641

The effect of derivative instruments on the Consolidated Statements of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the year ended December 31, 2019	Change in net unrealized depreciation on derivative transactions for the year ended December 31, 2018	Change in net unrealized appreciation on derivative transactions for the year ended December 31, 2017
Swaps
Interest Rate Risk	$(5,002,305)	$(32,106)	$65,371
	$(5,002,305)	$(32,106)	$65,371

Risk Exposure	Investment interest income from non-controlled, non-affiliated investments for the year ended December 31, 2019	Investment interest income from non-controlled, non-affiliated investments for the year ended December 31, 2018	Investment interest income from non-controlled, non-affiliated investments for the year ended December 31, 2017
Swaps
Interest Rate Risk	$-	$189,178	$-
	$-	$189,178	$-

Risk Exposure	Other expenses for the year ended December 31, 2019	Other expenses for the year ended December 31, 2018	Other expenses for the year ended December 31, 2017
Swaps
Interest Rate Risk	$229,731	$-	$111,831
	$229,731	$-	$111,831

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 2. Significant Accounting Policies (cont.)

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

The company assessed its tax positions for all open tax years as of December 31, 2019 for all U.S. federal and state tax jurisdictions for the years 2015 through 2019. The results of this assessment are included in the company’s tax provision and deferred tax assets as of December 31, 2019.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (fiscal 2020 for the company). Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We are currently evaluating the impact of ASU 2018-03 on our consolidated financial statements and disclosures, but do not expect a material impact on our consolidated financial statements and disclosures.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 3. Investments

The composition of the company’s investments as of December 31, 2019, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass:
Eagle Valley Biomass Portfolio	$21,425,600	$21,425,600	4.5%
Subtotal	$21,425,600	$21,425,600	4.5%
Commercial Solar:
Conic Portfolio	$12,077,823	$17,828,206	3.8%
East to West Solar Portfolio	39,109,190	41,214,191	8.7
Foresight Solar Portfolio	13,790,000	14,965,339	3.1
Golden Horizons Solar Portfolio	9,290,000	15,132,017	3.2
Green Maple Portfolio	26,561,596	27,268,058	5.7
Longleaf Portfolio	22,797,404	24,605,536	5.2
Magnolia Sun Portfolio	10,775,000	6,460,457	1.4
Midway III Solar Portfolio	10,575,394	11,475,652	2.4
Six States Solar Portfolio	12,655,306	12,799,005	2.6
Sunny Mountain Portfolio	884,578	743,768	0.2
Subtotal	$158,516,291	$172,492,229	36.3%
Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$1,611,955	0.3%
Greenbacker Residential Solar Portfolio	28,100,000	32,540,979	6.9
Greenbacker Residential Solar Portfolio II	6,400,000	13,279,521	2.8
Subtotal	$36,103,136	$47,432,455	10.0%
Wind:
Greenbacker Wind Portfolio – California	$9,500,000	$8,777,056	1.8%
Greenbacker Wind Portfolio - HoldCo	25,753,111	35,089,021	7.4
Greenbacker Wind Portfolio - Iowa	20,440,000	20,440,000	4.3
Greenbacker Wind Portfolio - Massachusetts	10,169,079	10,902,726	2.3
Greenbacker Wind Portfolio - Montana	24,756,684	26,451,773	5.6
Subtotal	$90,618,874	$101,660,576	21.4%
Pre-Operational Assets:
Citrine Solar Portfolio	$3,411,249	$3,411,249	0.7%
Colorado CES Portfolio	4,517,354	4,517,354	1.0
Electric City Portfolio	4,208,484	4,208,484	0.9
Omni Portfolio	17,900,298	17,900,298	3.8
Opal Portfolio	344,949	344,949	0.1
Oregon Sun Portfolio	5,404,787	5,404,787	1.1
Phoenix Solar Portfolio	4,051,138	4,051,138	0.8
SE Solar Portfolio	5,000,000	5,000,000	1.1
Trillium Portfolio	24,277,396	24,277,396	5.0
Turquoise Solar Portfolio	26,602,532	26,602,532	5.6
Subtotal	$95,718,187	$95,718,187	20.1%
Other Investments:
Other Portfolios	$12,656,710	$12,473,975	2.6%
Subtotal	$12,656,710	$12,473,975	2.6%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$388,044	$390,019	0.1%
Renew AEC One, LLC	479,140	479,140	0.1
Subtotal	$867,184	$869,159	0.2%
Secured Loans
Encore Loan	$5,000,680	$5,000,680	1.1%
Hudson Loan	9,481,127	9,481,127	2.0
New Market Loan	5,000,000	5,000,000	1.1
SE Solar Loan	1,000,000	1,000,000	0.2
TUUSSO Loan	2,621,883	2,621,883	0.5
Subtotal	$23,103,690	$23,103,690	4.9%
Total	$439,009,672	$475,175,871	100.0%

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 3. Investments (cont.)

The counterparty to all the energy efficiency investments held by the company as of December 31, 2019 and December 31, 2018 is a related party (See Note 5).

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$123,146,232	$130,572,650	27.4%
Mid-West Region	49,208,021	55,455,982	11.7%
Mountain Region	79,975,330	87,711,362	18.5%
South Region	91,932,394	93,441,062	19.7%
West Region	92,944,559	106,382,860	22.4%
Total United States:	$437,406,536	$473,563,916	99.7%
Canada:	1,603,136	1,611,955	0.3%
Total	$439,009,672	$475,175,871	100.0%

The composition of the company’s investments as of December 31, 2018 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$65,082,005	$67,541,264	22.0%
Mid-West Region	1,796,801	1,846,346	0.6
Mountain Region	69,619,383	69,553,178	22.6
South Region	98,476,770	95,332,608	31.0
West Region	61,736,290	70,821,165	23.1
Total United States	$296,711,249	$305,094,561	99.3%
Canada:	1,603,136	2,081,554	0.7
Total	$298,314,385	$307,176,115	100.0%

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 3. Investments (cont.)

The composition of the company’s investments as of December 31, 2019 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass	$21,425,600	$21,425,600	4.5%
Commercial Solar*	181,619,981	195,595,919	41.2
Residential Solar	36,103,136	47,432,455	10.0
Wind	90,618,874	101,660,576	21.4
Pre-Operational Assets	95,718,187	95,718,187	20.1
Other Investments	12,656,710	12,473,975	2.6
Energy Efficiency	867,184	869,159	0.2
Total	$439,009,672	$475,175,871	100.0%

*	Includes loans in the amount of $23,103,690.

The composition of the company’s investments as of December 31, 2018 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Commercial Solar	$144,732,656	$147,571,531	48.1%
Residential Solar	37,503,136	41,918,094	13.6
Wind	63,446,680	65,165,744	21.2
Pre-Operational Assets	50,353,115	50,235,080	16.3
Other Investments	1,279,273	1,263,620	0.4
Energy Efficiency	999,525	1,022,046	0.4
Total	$298,314,385	$307,176,115	100.0%

Investments held as of December 31, 2019 and 2018 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company, have greater than 50% representation on such company’s board of directors, or investments in limited liability companies for which the company serves managing member.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 4. Fair Value Measurements — Investments

The following table presents fair value measurements of investments, by major class, as of December 31, 2019 according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$-	$-	$449,981,086	$449,981,086
Capital Stock	-	-	1,611,955	1,611,955
Energy Efficiency Secured Loans	-	-	479,140	479,140
Secured Loans – Other	-	-	23,103,690	23,103,690
Total	$-	$-	$475,175,871	$475,175,871

Other Financial Instruments*
Open swap contracts- assets	$-	$21,223	$-	$21,223
Open swap contracts- liabilities	-	(4,899,566)	-	(4,899,566)
Total	$-	$(4,878,343)	$-	$(4,878,343)

*	Other financial instruments are derivatives, such as futures, forward currency contracts and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table presents fair value measurements of investments, by major class, as of December 31, 2018 according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$304,542,921	$304,542,921
Capital Stock	—	—	2,081,554	2,081,554
Energy Efficiency Secured Loans	—	—	551,640	551,640
Total	$—	$—	$307,176,115	$307,176,115

Other Financial Instruments*
Open swap contracts- assets	$—	$435,603	$—	$435,603
Open swap contracts- liabilities	$—	$(311,641)	$—	$(311,641)
Total	$—	$123,962	$—	$123,962

*	Other financial instruments are derivatives, such as futures, forward currency contracts and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 4. Fair Value Measurements — Investments (cont.)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2019:

	Balance as of December 31, 2018	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments (1)	Sales and Repayments of investments (2)	Net realized gain on investments	Balance as of December 31, 2019
Limited Liability Company Member Interests	$304,542,921	$27,774,068	$-	$314,175,394	$(159,495,169)	$(49,931,866)	$12,915,738	$449,981,086
Capital Stock	2,081,554	(477,188)	7,589	-	-	-	-	1,611,955
Energy Efficiency - Secured Loans	551,640	-	-	-	-	(72,500)	-	479,140
Secured Loans - Other	-	-	-	39,410,466	(2,056,776)	(14,250,000)	-	23,103,690
Total	$307,176,115	$27,296,880	$7,589	$353,585,860	$(161,551,945)	$(64,254,366)	$12,915,738	$475,175,871

(1)	Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.

(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments and foreign currency translation for the year ended December 31, 2019 attributable to Level 3 investments still held at December 31, 2019 was $27,304,469. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the year ended December 31, 2019.  The total net change in unrealized appreciation at fair value for the year ended December 31, 2019 was $22,302,164.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2018:

	Balance as of December 31, 2017	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments (1)	Sales and Repayments of investments (2)	Net realized gain on investments	Balance as of December 31, 2018
Limited Liability Company Member Interests	$215,619,476	$2,848,856	$-	$135,141,381	$(44,566,792)	$(4,500,000)	$-	$304,542,921
Capital Stock	2,093,827	106,223	(118,496)	-	-	-	-	2,081,554
Energy Efficiency - Secured Loans	672,871	-	-	-	-	(121,231)	-	551,640
Total	$218,386,174	$2,955,079	$(118,496)	$135,141,381	$(44,566,792)	$(4,621,231)	$-	$307,176,115

(1)	Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.

(2)	Includes principal repayments on loans.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2017:

	Balance as of December 31, 2016	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments (1)	Sales and Repayments of investments (2)	Net realized gain on investments	Balance as of December 31, 2017
Limited Liability Company Member Interests	$112,536,561	$5,748,138	$-	$127,069,013	$(30,412)	$(30,397,706)	$693,882	$215,619,476
Capital Stock	1,815,169	180,895	97,763	-	-	-	-	2,093,827
Energy Efficiency - Secured Loans	771,371	-	-	-	-	(98,500)	-	672,871
Total	$115,123,101	$5,929,033	$97,763	$127,069,013	$(30,412)	$(30,496,206)	$693,882	$218,386,174

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.

(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments and foreign currency translation for the year ended December 31, 2017 attributable to Level 3 investments still held at December 31, 2017 was $6,026,796. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the year ended December 31, 2017.  The total net change in unrealized appreciation at fair value for the year ended 31, 2017 was $6,092,167.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 4. Fair Value Measurements — Investments (cont.)

As of December 31, 2019, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2019:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Biomass	$21,425,600	Transaction Cost	Not Applicable	Not Applicable
Commercial Solar	$172,492,229	Income Approach and Market Approach	Discount rate, future kWh Production, and estimated remaining useful life	7.25% - 9.25%, 0.50% annual degradation in production, 13.5 - 34.3 years
Residential Solar	$47,432,455	Income Approach and Market Approach	Discount rate, future kWh Production, and estimated remaining useful life	7.25% - 9.25%, 0.50% annual degradation in production, 13.5 - 34.3 years
Wind	$101,660,576	Income Approach	Discount rate, future kWh Production, and estimated remaining useful life	8.50%, no annual degradation in production, 27.9 - 29.0 years
Pre-Operational Assets	$95,718,187	Transaction Cost	Not Applicable	Not Applicable
Other Investments	$12,473,975	Transaction Cost	Not Applicable	Not Applicable
Energy Efficiency	$869,159	Income and Collateral Based Approach	Income Based Approach and Market yields	10.25% - 20.40%
Secured Loans	$23,103,690	Yield Analysis	Market yields	8% - 10%

As of December 31, 2018, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2018:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Commercial Solar	$147,571,531	Income approach	Discount rate, future kWh Production, and estimated remaining useful life	7.75% - 8.50%, 0.50% annual degradation in production, 22.2 - 35 years
Residential Solar	$41,918,094	Income approach	Discount rate, future kWh Production, and estimated remaining useful life	7.25% - 11%, 0.50% annual degradation in production, 12.2 - 33 years
Wind	$65,165,744	Income approach	Discount rate, future kWh Production, and estimated remaining useful life	8.50%, no annual degradation in production, 24 - 27.7 years
Pre-Operational Assets	$50,235,080	Transaction cost	Not Applicable	Not Applicable
Other Investments	$1,263,620	Transaction cost	Not Applicable	Not Applicable
Energy Efficiency	$1,022,046	Income and collateral based approach	Income Based Approach and Market yields	10.25% - 20.40%

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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 5. Related Party Agreements and Transactions Agreements

The company has executed advisory and administration agreements with the advisor and Greenbacker Administration, LLC, our administrator, respectively, which entitles the advisor, and certain affiliates of the advisor, to specified fees upon the provision of certain services with regard to the ongoing management of the company as well as reimbursement of O&O costs incurred by the advisor on behalf of the company (as discussed in Note 2) and certain other operating costs incurred by the advisor on behalf of the company. As the company’s continuous public offering was terminated on March 29, 2019, the dealer manager will no longer receive any selling commission or dealer manager fees. However, the dealer manager will continue to receive distribution fess on Class C shares until the maximum amount of commissions and dealer manager fees permitted by applicable regulation is reached.

The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor and “special unit”, refers to the special unit of limited liability company interest in GREC. This entitles the Special Unitholder to an incentive allocation and distribution.

The commissions, fees and reimbursement obligations related to our terminated continuous offering were as follows:

Type of Compensation and Recipient	Determination of Amount

Selling Commissions — Dealer Manager	Up to 7% of gross offering proceeds from the sale of Class A shares, up to 3% of gross offering proceeds from the sale of Class C shares and up to 6% of gross offering proceeds for the sale of Class P-A shares. No selling commission will be paid with respect to Class I and Class P-I shares or for sales pursuant to the dividend reinvestment plan. All its selling commissions were re-allowed to participating broker-dealers.

Dealer Manager Fee — Dealer Manager	Up to 2.75% of gross offering proceeds from the sale of Class A and C shares, and up to 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee will be paid for sales pursuant to the dividend reinvestment plan. The dealer manager re-allowed a portion of its dealer manager fee to selected broker-dealers during the offering.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company will pay the dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of 1) a listing of the Class C shares on a national securities exchange, 2) following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering of Class C shares or 3) Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers. Commencing as of June 30, 2016, the company estimates the amount of distribution fees expected to be paid and records that liability at the time of sale.

O&O costs — Advisor	The company reimburses the advisor for the O&O costs (other than selling commissions and dealer manager fees) it has incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. From the commencement of the continuous offering through December 31, 2019, approximately 3.8%, or $9.4 million, was charged against gross offering proceeds for O&O costs.

The fees and reimbursement obligations related to our ongoing operation of the company are as follows:

Type of Compensation and Recipient	Determination of Amount
Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 5. Related Party Agreements and Transactions Agreements (cont.)

For the years ended December 31, 2019, 2018 and 2017, the advisor earned $8,461,616, $5,803,893 and $3,490,942, respectively, in management fees. The Consolidated Statements of Operations also reflect a $5,270,670 incentive allocation for the year ended December 31, 2019 shown as a net increase in net assets attributed to special unitholder. There was a capital gains incentive distribution of $170,000, nil, and $139,692 earned in 2019, 2018 and 2017, respectively. The Consolidated Statements of Operation also reflect a $560,895 and $1,235,657 incentive allocation shown as a net increase in net assets attributed to special unitholder for the years ended December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2019, no amounts were due to the advisor. As of December 31, 2018, due to advisor on the consolidated statements of assets and liabilities in the amount of $19,181 is solely comprised of a payable to the advisor for reimbursable Organization and Offering Costs.

For the years ended December 31, 2019, 2018 and 2017, the company paid $231,892, $833,043 and $827,709, respectively, in dealer manager fees and $594,247, $2,438,486 and $2,444,282, respectively, in selling commissions to the company’s dealer manager, SC Distributors. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares, prior the receipt by the company, and thus are not reflected in the company’s consolidated statements of operations.

For the years ended December 31, 2019, 2018 and 2017, Greenbacker Administration, LLC invoiced the company nil, nil and $115,849, respectively, for expenses, at cost, for services related to asset management, compliance and accounting services related to the company’s investments. Effective on April 1, 2017, these expenses were invoiced directly to the company’s investments.

As of December 31, 2019, and 2018, respectively, the advisor owned 23,601 Class A shares. The affiliate of our advisor redeemed all its shares during the year ended December 31, 2018 and no longer owns shares as of December 31, 2018.

The company entered into secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of December 31, 2019, all loans and operating leases are considered current per their terms.

The company entered into a transaction with Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”) to sell the Sol Phoenix Solar LLC investment, included within the Phoenix Solar Portfolio, on September 30, 2019 for $16,874,761, which was later amended to total $17,175,554 as of December 31, 2019. GROZ is an affiliate of GREC, as the fund shares the same advisor as GREC. Since GROZ is an affiliate of the company, the determination of the purchase price was based on the fair value of the investment as determined by an independent third-party appraiser and the purchase was determined by a majority of the company board of directors (including a majority of the independent directors) not otherwise interested in the transaction to be fair and reasonable to the company. The transaction resulted in a realized gain of $7,494,464 recorded in the Consolidated Statements of Operations. GROZ paid an initial amount of $1,500,000 at closing with an additional $8,184,393 paid by GROZ as of December 31, 2019. The remaining balance is included in Investment Sales Receivable in the Consolidated Statements of Assets and Liabilities.

On December 10, 2019 the company through its wholly owned subsidiary, Citrine Solar LLC, entered into a second transaction with GROZ to sell the Fremont CO I, LLC asset. The asset was sold for a purchase price of $5,272,475, based upon the fair value of the investment as determined by an independent third-party appraiser. The transaction resulted in a realized gain of $794,475 recorded in the Consolidated Statement of Operations. As of December 31, 2019, the remaining balance of $2,741,476 is included in Investment Sales Receivable in the Consolidated Statements of Assets and Liabilities.

Note 6. Borrowings

On June 20, 2019, the company, through GREC HoldCo, entered into a new credit agreement, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger, sole lead bookrunner, and as swap counterparty. The new credit facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $58,307,080 was drawn down at closing. The $110,000,000 borrowing base has since been reduced to $96,438,316 as a result of our sale of the Raleigh Portfolio and its removal from the facility. The New Credit Facility allows for additional drawdowns through June 20, 2020, at which point the outstanding loans shall convert to an additional term loan and mature on June 20, 2025. As of December 31, 2019, the company has drawn down an additional $13,683,387 increasing the total amount drawn on the credit facility.

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

Borrowings under the New Credit Facility are back-leveraged and secured by all of the assets of GREC HoldCo and the equity interests of each direct and indirect subsidiary of the company. The company, GREC and each direct and indirect subsidiary of the company are guarantors of the company’s obligations under the New Credit Facility. GREC has pledged all the equity interests of the GREC HoldCo as collateral for the New Credit Facility.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 6. Borrowings (cont.)

As of December 31, 2019, the outstanding balance is approximately $72 million. Financing costs of $3.1 million related to the New Credit Facility have been capitalized and are being amortized over the current term of the New Credit Facility.

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

The company’s outstanding debt as of December 31, 2019 and December 31, 2018 was as follows:

	December 31, 2019					December 31, 2018
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
New Facility	$96,438,316	$71,990,467	$71,990,467	$3,103,681	$68,886,785	$60,000,000	$30,665,460	$30,665,460	$1,138,414	$29,527,046
Total	$96,438,316	$71,990,467	$71,990,467	$3,103,681	$68,886,785	$60,000,000	$30,665,460	$30,665,460	$1,138,414	$29,527,046

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 6. Borrowings (cont.)

The following table shows the components of interest expense, commitment fees related to the Credit Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the year ended December 31, 2019:

For the year Ended December 31, 2019
Credit Facility commitment fee	$43,087
Credit Facility Loan interest	1,360,409
Amortization of deferred financing costs	226,742
Other*	1,182,564
Total	$2,812,802
Weighted average interest rate on credit facility	4.32%
Weighted average outstanding balance of credit facility	$53,753,277

*	Primarily includes financing costs of credit facility.

The following table shows the components of interest expense, commitment fees related to the Credit Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the year ended December 31, 2018:

For the year Ended December 31, 2018
Credit Facility commitment fee	$42,615
Credit Facility Loan interest	1,219,237
Amortization of deferred financing costs	222,394
Other*	309,588
Total	$1,793,834
Weighted average interest rate on credit facility	4.14%
Weighted average outstanding balance of credit facility	$29,896,416

*	Primarily includes financing costs of credit facility.

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the year ended December 31, 2017:

For the year Ended December 31, 2017
Revolver interest	$288,620
Revolver commitment fee	81,109
Credit Facility Loan interest	157,811
Amortization of deferred financing costs	164,725
Total	692,265
Weighted average interest rate on credit facility.	4.87%
Weighted average outstanding balance of credit facility	$8,481,848

The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2020	$4,393,296
2021	5,659,278
2022	5,549,332
2023	5,630,052
2024	5,805,094
Thereafter	44,953,415
$71,990,467

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Class P-I shares are currently offered at net asset value through a private placement memorandum.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2019:

	Shares Outstanding as of December 31, 2018	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2019
Class A shares	16,714,738	1,053,857	(558,579)	17,210,016
Class C shares	2,222,478	512,926	(16,929)	2,718,475
Class I shares	6,209,416	670,113	(185,871)	6,693,658
Class P-A shares	15,478	2,631	-	18,109
Class P-I shares	11,841,392	9,631,641	(223,681)	21,249,352
Total	37,003,502	11,871,168	(985,060)	47,889,610

The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2018:

	Shares Outstanding as of December 31, 2017	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2018
Class A shares	13,857,830	3,279,887	(422,979)	16,714,738
Class C shares	1,431,999	798,080	(7,601)	2,222,478
Class I shares	4,511,832	1,757,365	(59,781)	6,209,416
Class P-A shares	—	15,478	—	15,478
Class P-I shares	3,387,568	8,469,305	(15,481)	11,841,392
Total	23,189,229	14,320,115	(505,842)	37,003,502

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 7. Members’ Equity (cont.)

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the years ended December 31, 2019, 2018, 2017 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the year ended December 31, 2019
Proceeds from Shares Sold	$5,256,053	$3,651,717	$3,773,270	$22,875	$84,637,482	$97,341,397
Proceeds from Shares Issued through Reinvestment of Distributions	$3,944,111	$733,788	$2,074,778	$-	$-	$6,752,677
For the year ended December 31, 2018
Proceeds from Shares Sold	$25,178,267	$6,378,209	$13,706,626	$135,375	$74,928,595	$120,327,072
Proceeds from Shares Issued through Reinvestment of Distributions	$3,815,909	$487,570	$1,823,310	$-	$-	$6,126,789
For the year ended December 31, 2017
Proceeds from Shares Sold	$26,852,433	$3,102,082	$15,071,499	$27,075	$27,366,718	$72,419,807
Proceeds from Shares Issued through Reinvestment of Distributions	$3,127,873	$363,670	$1,255,991	$-	$-	$4,747,534

As of December 31, 2019, 2018 and 2017, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The LLC Agreement also authorizes the board of directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit. The proceeds related to the shareholder receivable amount of $650,000 presented on the consolidated statements of assets and liabilities as of December 31, 2019 were subsequently collected on January 2, 2020.

Distribution Reinvestment Plan

The company adopted a DRP through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the public offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the public offering. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 (File No. 333-231960) we are offering a maximum of $10,000,000 in shares of our common stock to our existing stockholders pursuant to the DRP. Management plans to increase the size of the offering once the maximum offering amount is reached. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of December 31, 2019, the company issued 1,588,435 Class A shares, 220,991 Class C shares, and 678,445 Class I shares for a total of 2,487,871 shares issued under the DRP. As of December 31, 2018, the company issued 1,131,099 Class A shares, 134,021 Class C shares, and 438,254 Class I shares, for a total of 1,703,374 shares issued under the DRP.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 7. Members’ Equity (cont.)

Share Repurchase Program

During 2015, the company commenced a share repurchase program, or “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold Class A, C, I, P-A (commencing as of April 16, 2018) or P-I shares (commencing as of October 1, 2017) to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares. The company is not obligated to repurchase shares and the board of directors may terminate the share repurchase program at its sole discretion.

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

In addition, the company plans to limit repurchases in each fiscal quarter to 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the year ended December 31, 2019, the company repurchased 558,579 Class A shares, 16,929, Class C shares, 185,871 Class I shares and 223,681 Class P-I shares at a total purchase price of $4,807,693, $142,110, $1,596,905 and $1,975,682, respectively, pursuant to the company’s share repurchase program. For the year ended December 31, 2018, the company repurchased 422,979 Class A shares, 7,601 Class C shares, 59,781 Class I shares and 15,481 Class P-I shares at a total purchase price of $3,743,387, $65,340, $528,898 and $136,845, respectively, pursuant to the company’s share repurchase program. For the year ended December 31, 2017, the company repurchased 368,925 Class A shares, 6,041 Class C shares, 81,315 Class I shares and 10,309 Class P-I shares at a total purchase price of $3,280,566, $53,073, $724,059 and $90,000, respectively, pursuant to the company’s share repurchase program.

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

		Class of Share
Distribution Period		A	C	I	P-A	P-I
1-Nov-15	31-Jan-16	$0.00164780	$0.00164780	$0.00164780	—	—
1-Feb-16	30-Apr-16	$0.00165510	$0.00165510	$0.00165510	—	—
1-May-16	31-Jul-16	$0.00166170	$0.00166170	$0.00166170	$0.00158260	$0.00158260
1-Aug-16	31-Oct-16	$0.00167660	$0.00167660	$0.00167660	$0.00159680	$0.00159680
1-Nov-16	31-Jan-17	$0.00168560	$0.00164020	$0.00168560	$0.00160360	$0.00160360
1-Feb-17	31-Apr-17	$0.00168070	$0.00163500	$0.00168070	$0.00159520	$0.00159520
1-May-17	31-Jul-17	$0.00167100	$0.00162730	$0.00167100	$0.00159520	$0.00158280
1-Aug-17	31-Oct-17	$0.00166900	$0.00162650	$0.00166900	—	$0.00159010
1-Nov-17	31-Jan-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-Feb-18	30-Apr-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-May-18	31-Jul-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-Aug-18	31-Oct-18	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Nov-18	31-Jan-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Feb-19	30-Apr-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-May-19	31-Jul-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Aug-19	31-Oct-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Nov-19	31-Dec-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 8. Distributions (cont.)

The following table reflects the distributions declared during the year ended December 31, 2019:

Pay Date	Paid in Cash	Values of Shares Issued Under DRP	Total
February 1, 2019	$1,317,325	$583,571	$1,900,896
March 1, 2019	1,247,614	552,615	1,800,229
April 1, 2019	1,452,585	611,400	2,063,985
May 1, 2019	1,438,057	600,614	2,038,671
June 3, 2019	1,553,801	622,584	2,176,385
July 1, 2019	1,764,339	383,813	2,148,152
August 1, 2019	1,850,929	393,237	2,244,166
September 2, 2019	1,664,451	613,333	2,277,784
October 1, 2019	1,647,779	589,769	2,237,548
November 1, 2019	1,715,922	609,493	2,325,415
December 2, 2019	1,693,670	587,119	2,280,789
January 1, 2020	1,784,956	605,129	2,390,085
Total	$19,131,428	$6,752,677	$25,884,105

The following table reflects the distributions declared during the year ended December 31, 2018:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2018	$728,738	$464,821	$1,193,559
March 1, 2018	682,039	428,310	1,110,349
April 2, 2018	790,925	474,370	1,265,295
May 1, 2018	792,185	475,874	1,268,059
June 1, 2018	883,662	507,728	1,391,390
July 2, 2018	927,638	502,333	1,429,971
August 1, 2018	1,013,883	529,333	1,543,216
September 4, 2018	1,078,310	541,479	1,619,789
October 1, 2018	1,097,313	529,751	1,627,064
November 1, 2018	1,178,736	555,383	1,734,119
December 3, 2018	1,177,142	546,446	1,723,588
January 2, 2019	1,260,777	570,961	1,831,738
Total	$11,611,348	$6,126,789	$17,738,137

The following table reflects the distributions declared during the year ended December 31, 2017:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2017	$431,686	$349,842	$781,528
March 1, 2017	413,270	332,761	746,031
April 3, 2017	482,113	371,902	854,015
May 1, 2017	486,864	370,463	857,327
June 1, 2017	524,909	383,585	908,494
July 3, 2017	534,165	382,339	916,504
August 1, 2017	572,833	406,993	979,826
September 1, 2017	600,962	415,864	1,016,826
October 2, 2017	603,869	411,848	1,015,717
November 1, 2017	637,604	436,753	1,074,357
December 1, 2017	656,495	430,860	1,087,355
January 2, 2018	711,306	454,324	1,165,630
Total	$6,656,076	$4,747,534	$11,403,610

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 8. Distributions (cont.)

All distributions paid for the year ended December 31, 2019 are expected to be reported as a return of capital to members for tax reporting purposes and all distributions paid for the years ended December 31, 2018 and 2017 were reported as a return of capital to members for tax purposes.

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Cash from operations	$4,088,660	$11,611,348	$6,656,075
Offering proceeds	15,042,768	—	—
Total cash distributions	$19,131,428	$11,611,348	$6,656,075

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds. Due to the company’s change in investment portfolio composition in 2018 to include a greater percentage of pre-operational assets, a significant amount of distributions will continue to be funded from offering proceeds.

Note 9. Income Taxes

The LLC conducts most of its operations through GREC, its taxable wholly-owned subsidiary. The consolidated income tax provision for the years ended December 31, 2019, 2018 and 2017 is comprised of the following:

	Current	Deferred	Total
Year ended December 31, 2019:
US federal	$-	$3,551,704	$3,551,704
State and local	-	(44,946)	(44,946)
Foreign jurisdiction	-	-	-
Tax (benefit) expense	$-	$3,506,758	$3,506,758
Change in valuation allowance	-	1,231,693	1,231,693
Deferred tax (benefit) expense	-	(3,188,431)	(3,188,431)
Change in benefit from deferred taxes on unrealized depreciation on investments	-	7,926,882	7,926,882
Tax (benefit) expense, net	$-	$4,738,451	$4,738,451

	Current	Deferred	Total
Year ended December 31, 2018:
US federal	$-	$(1,218,349)	$(1,218,349)
State and local	-	(254,810)	(254,810)
Foreign jurisdiction	-	-	-
Tax benefit/(expense)	$-	$(1,473,159)	$(1,473,159)
Change in valuation allowance	-	(54,758)	(54,758)
Tax benefit/(expense), net	$-	$(1,527,917)	$(1,527,917)

	Current	Deferred	Total
Year ended December 31, 2017:
US federal	$-	$1,289,202	$1,289,202
State and local	-	273,787	273,787
Foreign jurisdiction	-	-	-
Tax (benefit) expense	$-	$1,562,989	$1,562,989
Change in valuation allowance	-	92,366	92,366
Tax benefit/(expense), net	$-	$1,655,355	$1,655,355

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 9. Income Taxes (cont.)

The following table represents the components of the income tax expense and the proportionate ratio of each components as follows:

	2019	Percentage	2018	Percentage	2017	Percentage
Net increase in net assets from operations before tax, based on ASC 946, at the federal income tax rate	$7,125,202	150.37%	$2,523,711	(165.17)%	$2,793,488	168.75%
Add: Greenbacker Renewable Energy, LLC’s loss treated as a partnership for U.S. tax purposes, at federal income tax rate	$1,387,056	29.27%	$283,062	(18.53)%	$337,284	20.38%
Add: Greenbacker Renewable Energy Corporation’s consolidated book (loss) based on standard GAAP accounting, at federal income tax rate	$(4,713,909)	(99.48)%	$(3,769,926)	246.74%	$(2,225,352)	(134.43)%
Federal tax credit	$(246,645)	(5.21)%	$(255,196)	16.70%	$-	-%
Increase in income taxes resulting from:
State and local taxes, net of federal benefit	$969,124	20.45%	$(270,036)	17.67%	$261,224	15.78%
Change in state rate	$(1,014,070)	(21.40)%	$15,226	(1.00)%	$12,562	0.76%
Change in federal rate	$-	-%	$-	-%	$383,783	23.18%
Change in valuation allowances	$1,231,693	26.00%	$(54,758)	3.59%	$92,366	5.58%
Actual provision for income taxes	$4,738,451	100.00%	$(1,527,917)	100.00%	$1,655,355	100.00%

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 9. Income Taxes (cont.)

Deferred tax assets have been classified on the accompanying consolidated statements of assets and liabilities as of December 31, 2019 and 2018 as follows:

	2019	2018
Amortization	53,558	60,181
Net operating losses	27,935,648	21,289,433
Federal tax credits	7,046,772	5,756,076
Unrealized gains	(32,223,751)	(20,786,706)
Deferred tax assets	2,812,227	$6,318,984
Less: valuation allowance	(1,498,721)	(267,027)
Deferred tax assets, net	1,313,506	$6,051,957

As of December 31, 2019, the company has federal and state income tax net operating loss (“NOL”) and investment tax credit (“ITC”) carryforwards of which will expire on various dates through 2039 as follows:

Expires Year Ending December 31,	Federal NOL Amount	Federal ITC Amount	State ITC Amount	State NOL Amount
2020	$—	$—	$802,822	—
2021	$—	$—	$422,885	$—
2022	$—	$—	$—	$918,368
2023	$—	$—	$—	$2,454,562
2024	$—	$—	$—	$2,549,437
2025	$—	$—	$—	$673,181
2026	$—	$—	$—	$2,934,175
2027	$—	$—	$—	$4,162,481
2028	$—	$—	$—	$10,579,879
2029	$—	$—	$—	$—
2030	$—	$—	$—	$2,751,775
2031	$—	$—	$—	$5,377,684
2032	$—	$—	$—	$8,015,544
2033	$—	$—	$—	$7,163,874
2034	$161,963	$—	$—	$156,188
2035	$6,693,198	$3,345,092	$—	$2,718,197
2036	$15,734,069	$1,955,780	$—	$5,911,423
2037	$26,927,165	$—	$—	$13,684,243
2038	$35,706,007	$273,548	$—	$18,592,693
2039	$20,866,683	$246,645	$—	$—
Indefinite	$—	$—	$—	$—

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets would be deductible, management as of December 31, 2019 has applied a partial valuation allowance of $1,498,721 against the deferred tax asset amounts the company will not be able to fully realize, as compared with $267,027 for the year ended December 31, 2018.

The company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized as of December 31, 2019.

The company assessed its tax positions and filings for all open tax years as of December 31, 2019 for all federal and state tax jurisdictions for the years 2014 through 2019. The results of this assessment are included in the company’s tax provision and deferred tax assets as of December 31, 2019.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 10. Commitments and Contingencies

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of December 31, 2019, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to various project loan agreements between the operating entities of the company, subsidiary holding companies and various lenders, the operating entities and the subsidiary holding companies have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from January 2021 through September 2049. Pursuant to a credit agreement between GREC, HoldCo and a financial institution, HoldCo has pledged all solar operating assets as well as all membership interests in operating subsidiaries owned by GREC HoldCo as collateral for the loan.

Investment in to be constructed assets: Pursuant to various engineering, procurement and construction contracts to which 9 entities of the company are individually a party, the entities, and indirectly the company, has committed an outstanding balance of approximately $163.2 million to complete construction of the facilities. Based upon current construction schedules, the expectation is these commitments will be fulfilled in 2020 into 2021. We also have 10 entities of the company that are individually a party, and indirectly the company, and committed an outstanding balance of approximately $180.8 million to membership interest purchase agreements as of December 31, 2019. The company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.

Investment in operating assets: In September 2019, GREC signed a purchase and sale agreement to acquire an interest in Greenbacker Wind – Iowa, which is comprised of two projects Elk and Hawkeye. Elk is a 42.5 MW operating wind farm located in Delaware County, Iowa, and Hawkeye is a 37.5 MW operating wind farm located in Fayette County, Iowa. Elk and Hawkeye reached their COD in 2011 and 2012, respectively, and originally secured 20 and 25-year busbar PPAs with an investment-grade utility. This acquisition has received regulatory approval and closed subsequent to year-end.

Unsecured guarantee of subsidiary renewable energy credit (“REC”) forward contracts: For the majority of the forward REC contracts currently effective as of December 31, 2019 where a subsidiary of the company is the principal, the company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is approximately $883,275 as of December 31, 2019.

See Note 1 — Organization and Operations of the Company and Note 5 — Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 11. Financial Highlights

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the year ended December 31, 2019.

	For the year ended December 31, 2019
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.54	$8.34	$8.54	$8.55	$8.76
Net investment income (3)	0.17	0.17	0.17	0.17	0.17
Net realized and unrealized gain/(loss) on investments, net of incentive allocation to special unitholder	0.80	0.80	0.80	0.80	0.80
Change in translation of assets and liabilities denominated in foreign currencies (4)	-	-	-	-	-
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.18)	(0.18)	(0.18)	(0.18)	(0.18)
Net increase in net assets attributed to common stockholders	0.79	0.79	0.79	0. 79	0.79
Shareholder distributions:
Distributions from net investment income	(0.10)	(0.10)	(0.10)	(0.10)	(0.10)
Distributions from offering proceeds	(0.51)	(0.50)	(0.51)	(0.51)	(0.48)
Offering costs and deferred sales commissions	(0.02)	(0.05)	(0.02)	-	-
Other (2)	(0.14)	(0.10)	(0.13)	(0.13)	(0.07)
Net decrease in members’ equity attributed to common shares	(0.77)	(0.75)	(0.76)	(0.74)	(0.65)
Net asset value for common shares at end of period	$8.56	$8.38	$8.56	$8.60	$8.90
Common members’ equity at end of period	$147,304,141	$22,792,345	$57,292,421	$155,802	$189,009,074
Common shares outstanding at end of period	17,210,016	2,718,475	6,693,658	18,109	21,249,352

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	8.06%	7.79%	8.05%	7.66%	8.49%
Ratio of net investment income to average net assets	1.97%	1.98%	1.95%	1.96%	1.91%
Ratio of operating expenses to average net assets	3.94%	3.96%	3.90%	3.92%	3.81%
Portfolio turnover rate	14.04%	14.04%	14.04%	14.04%	14.04%

(1)	The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the year ended December 31, 2019, which were 17,270,555, 2,645,713, 6,642,314, 17,841, and 17,211,763, respectively.

(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.

(4)	Amount is less than $0.01 per share.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 11. Financial Highlights (cont.)

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the year ended December 31, 2018.

	For the year ended December 31, 2018
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares (5)	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.68	$8.42	$8.68	$8.75	$8.81
Net investment income (3)	0.28	0.28	0.28	0.07	0.28
Net realized and unrealized gain/(loss) on investments, net of incentive allocation to special unitholder	0.12	0.12	0.12	(0.05)	0.12
Change in translation of assets and liabilities denominated in foreign currencies (4)	-	-	-	-	-
Change in benefit from deferred taxes on unrealized depreciation on investments	0.08	0.08	0.08	0.12	0.08
Net increase in net assets attributed to common members	0.48	0.48	0.48	0.14	0.48
Shareholder distributions:
Distributions from net investment income	(0.33)	(0.33)	(0.33)	(0.08)	(0.30)
Distributions from offering proceeds	(0.28)	(0.26)	(0.28)	(0.14)	(0.28)
Offering costs and deferred sales commissions	(0.03)	(0.08)	(0.04)	(0.14)	-
Other (2)	0.02	0.11	0.03	0.02	0.05
Net decrease in members’ equity attributed to common shares	(0.62)	(0.56)	(0.62)	(0.34)	(0.53)
Net asset value for common shares at end of period	$8.54	$8.34	$8.54	$8.55	$8.76
Common shareholders’ equity at end of period	$142,791,899	$18,546,310	$53,046,260	$132,272	$103,742,870
Common shares outstanding at end of period	16,714,738	2,222,478	6,209,416	15,478	11,841,392

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	5.45%	6.19%	5.44%	1.06%	6.16%
Ratio of net investment income to average net assets	3.24%	3.26%	3.20%	1.97%	2.86%
Ratio of operating expenses to average net assets	3.87%	3.95%	3.86%	3.48%	3.69%
Portfolio turnover rate	0.05%	0.05%	0.05%	0.05%	0.05%

(1)	The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the year ended December 31, 2018, which were 15,338,291, 1,803,985, 5,386,556, 11,042, and 7,266,426, respectively.

(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.

(4)	Amount is less than $0.01 per share.

(5)	Class P-A shares were reinstated for sale as of April 16, 2018 and first sold on August 6, 2018.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 11. Financial Highlights (cont.)

The following is a schedule of financial highlights of the company attributed to Class A, C, I and P-I shares for the year ended December 31, 2017.

	For the year ended December 31, 2017
	Class A Shares	Class C Shares	Class I Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.69	$8.44	$8.69	$8.67
Net investment income (3)	0.25	0.25	0.25	0.25
Net realized and unrealized gain/(loss) on investments, net of incentive allocation to special unitholder	0.35	0.35	0.35	0.35
Change in translation of assets and liabilities denominated in foreign currencies (4)	0.01	0.01	0.01	0.01
Change in benefit from deferred taxes on unrealized depreciation on investments	0.05	0.05	0.05	0.05
Net increase in net assets attributed to common members	0.66	0.66	0.66	0.66
Shareholder distributions: Distributions from net investment income	(0.39)	(0.39)	(0.39)	(0.39)
Distributions from offering proceeds	(0.22)	(0.22)	(0.21)	(0.19)
Offering costs and deferred sales commissions.	(0.04)	(0.15)	(0.08)	-
Other (2)	(0.02)	0.08	0.01	0.06
Net decrease in members’ equity attributed to common shares	(0.01)	(0.02)	(0.01)	0.14
Net asset value for common shares at end of period	$8.68	$8.42	$8.68	$8.81
Common shareholders’ equity at end of period	$120,344,517	$12,053,349	$39,181,769	$29,858,889
Common shares outstanding at end of period	13,857,830	1,431,999	4,511,832	3,387,568

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	6.90%	6.77%	6.90%	8.65%
Ratio of net investment income to average net assets	2.96%	3.04%	2.96%	2.92%
Ratio of operating expenses to average net assets.	3.64%	3.74%	3.64%	3.59%
Portfolio turnover rate	19.15%	19.15%	19.15%	19.15%

(1)	The per share data for Class A, C, I and P-I Shares were derived by using the weighted average shares outstanding during the year ended December 31, 2017, which were 12,384,101, 1,194,718, 3,529,998 and 1,792,632, respectively.

(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.

(4)	Amount is less than $0.01 per share.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 12. Selected Quarterly Data (Unaudited)

Presented in the following tables is a summary of the unaudited quarterly financial information for the years ended December 31, 2019, 2018, 2017, 2016, and 2015. The company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	For the quarter ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total Investment income	$4,640,954	$6,679,823	$4,876,003	$2,565,925
Net investment income	$4,587,394	$2,067,331	$1,417,709	$(795,343)
Net gain(loss) on investments and foreign currency translation	$5,248,381	$16,589,939	$6,098,299	$7,281,283
Change in (benefit) expense from deferred taxes on unrealized appreciation on investments	$(3,383,241)	$(2,463,723)	$(1,482,457)	$(597,461)
Net increase (decrease) in net assets resulting from operations	$6,452,534	$16,193,547	$6,033,551	$5,888,479
Net investment income (loss) per share - basic and diluted	$0.10	$0.05	$-	$(0.02)
Net increase (decrease) in net assets resulting from operations per share - basic and diluted.	$0.15	$0.36	$0.10	$0.15
Net asset value per share at period end (Class A)	$8.60	$8.62	$8.48	$8.50
Net asset value per share at period end (Class C)	$8.38	$8.44	$8.31	$8.32
Net asset value per share at period end (Class I)	$8.60	$8.62	$8.48	$8.50
Net asset value per share at period end (Class P-A)	$8.60	$8.65	$8.51	$8.53
Net asset value per share at period end (Class P-I)	$8.90	$8.93	$8.77	$8.76

	For the quarter ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total Investment income	$4,540,427	$5,103,336	$4,984,874	$4,918,793
Net investment income	$(434,963)	$1,988,378	$3,259,425	$3,271,370
Net gain (loss) on investments and foreign currency translation	$(1,693,642)	$(296,054)	$2,341,771	$2,452,402
Change in (benefit) expense from deferred taxes on unrealized appreciation on investments	$1,877,386	$2,275,076	$73,354	$(1,239,228)
Net increase (decrease) in net assets resulting from operations	$(251,219)	$3,967,400	$5,674,550	$4,484,544
Net investment income (loss) per share - basic and diluted	$(0.01)	$0.06	$0.12	$0.13
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.01)	$0.12	$0.21	$0.19
Net asset value per share at period end (Class A)	$8.54	$8.69	$8.72	$8.70
Net asset value per share at period end (Class C)	$8.34	$8.48	$8.50	$8.45
Net asset value per share at period end (Class I)	$8.54	$8.69	$8.72	$8.70
Net asset value per share at period end (Class P-A)	$8.55	$8.71	$—	$—
Net asset value per share at period end (Class P-I)	$8.76	$8.89	$8.90	$8.84

	For the quarter ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$4,416,117	$3,663,635	$2,936,470	$2,366,899
Net investment income	$229,297	$1,149,977	$1,986,899	$1,450,378
Net gain (loss) on investments and foreign currency translation	$3,738,403	$1,579,619	$1,576,272	$(108,245)
Change in benefit (expense) from deferred taxes on unrealized appreciation on investments	$1,198,186	$680,969	$(653,366)	$(262,069)
Net increase in net assets resulting from operations.	$5,165,886	$3,410,565	$2,909,805	$1,080,064
Net investment income per share – basic and diluted.	$(0.01)	$0.06	$0.11	$0.09
Net increase in net assets resulting from operations per share – basic and diluted.	$0.22	$0.16	$0.15	$0.07
Net asset value per share at period end (Class A).	$8.68	$8.64	$8.63	$8.64
Net asset value per share at period end (Class C).	$8.42	$8.42	$8.41	$8.40
Net asset value per share at period end (Class I)	$8.68	$8.64	$8.63	$8.64
Net asset value per share at period end (Class P-I).	$8.81	$8.75	$8.73	$8.69

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 12. Selected Quarterly Data (Unaudited)

	For the quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$2,848,655	$3,085,513	$1,645,291	$656,566
Net investment income	$1,497,148	$1,730,438	$1,519,649	$23,132
Net gain (loss) on investments and foreign currency translation	$(1,706,876)	$1,143,849	$(231,426)	$(634,047)
Change in benefit (expense) from deferred taxes on unrealized appreciation on investments	$671,401	$(8,372)	$1,838,292	$1,885,335
Net increase in net assets resulting from operations	$461,673	$2,865,915	$3,126,515	$1,274,420
Net investment income per share – basic and diluted	$0.11	$0.14	$0.15	$0.00
Net increase in net assets resulting from operations per share – basic and diluted.	$0.03	$0.24	$0.30	$0.16
Net asset value per share at period end (Class A)	$8.69	$8.74	$8.69	$8.56
Net asset value per share at period end (Class C)	$8.44	$8.49	$8.43	$8.56
Net asset value per share at period end (Class I)	$8.69	$8.74	$8.69	$8.56
Net asset value per share at period end (Class P-A)	$8.67	$8.74	$-	$-
Net asset value per share at period end (Class P-I)	$8.67	$8.74	$-	$-

	For the quarter ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$421,488	$740,773	$633,646	$58,215
Net investment income (loss)	$253,576	$270,523	$333,917	$(118,483)
Net gain (loss) on investments and foreign currency translation	$666,498	$376,473	$(46,396)	$385,490
Change in benefit from deferred taxes on unrealized appreciation on investments	$127,015	$-	$-	$-
Net increase in net assets resulting from operations	$1,047,089	$646,996	$287,521	$267,007
Net investment income (loss) per share – basic and diluted	$0.09	$0.07	$0.14	$(0.08)
Net increase in net assets resulting from operations per share – basic and diluted	$0.20	$0.17	$0.12	$0.18
Net asset value per share at period end	$8.54	$8.52	$8.50	$8.50

Note 13. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of the year ended December 31, 2019 except as discussed below:

On March 5, 2020, the company signed and closed a transaction to sell the entirety of its investments in the Greenbacker Residential Solar Portfolio and the Greenbacker Residential Solar Portfolio II. The Portfolios were sold to a residential roof top solar aggregator for approximately $45 million to enable the buyer to achieve broad economies of scale across a much larger portfolio of residential solar roof top assets.

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

Management’s Report on Internal Control Over Financial Reporting

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The internal control over financial reporting for the company includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements of the company.

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

Our management assessed the effectiveness of the internal control over financial reporting as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 framework as part of its assessment. Based on that assessment, our management concluded that, as of December 31, 2019, the internal control over financial reporting for the company is effective based on the criteria established in Internal Control-Integrated Framework.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are overseen by our board of directors, as provided by our LLC Agreement and Delaware law. The board of directors has retained GCM to manage our investment activities, under the direction of our board of directors the quarterly valuation of our assets and our financing arrangements, subject to the board’s supervision. The board of directors currently has an audit committee and a nominating and corporate governance committee and may establish additional committees from time to time as necessary. Each director will serve until the next annual meeting of members and until his or her successor is duly elected. Although the number of directors may be increased or decreased, a decrease will not have the effect of shortening the term of any incumbent director. Any director may resign at any time and may be removed with or without cause by the members upon the affirmative vote of at least a majority of the votes entitled to be cast at a meeting called for the purpose of the proposed removal. The notice of the meeting shall indicate that the purpose, or one of the purposes, of the meeting is to determine if the director shall be removed.

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

Name	Age	Position(s) Held with Us	Director/Executive Officer Since
David Sher	56	Director	2012
Charles Wheeler	59	Chief Executive Officer, President, and Director	2012
Richard C. Butt	64	Chief Financial Officer, Treasurer, and Secretary	2014
Robert Brennan	58	Director	2019
Kathleen Cuocolo	68	Independent Director	2013
Robert Herriott	50	Independent Director	2013
David M. Kastin	52	Independent Director	2013
Cynthia Curtis	60	Independent Director	2019

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

Kathleen Cuocolo, an independent director since July 2013, is currently President of Syntax ETF Trust and a Senior Vice President of Syntax LLC, a company that has created a new class of equity indices – Syntax Stratified Indices. She is responsible for overseeing the business and infrastructure development at Syntax of a family of Stratified FundsTM Ms. Cuocolo was formerly Managing Director, Head of Global ETF Accounting and Administration at Bank of New York Mellon from April 2008 until March 2013. Prior to Bank of New York Mellon, she was President of Cuocolo & Associates from January 2004 through March 2008 where she specialized in board governance services. From September 1982 through July 2003, Ms. Cuocolo served as Executive Vice President of State Street Corporation where she was also Head of US Fund Administration Services and the founder of Exchange Traded Fund Services. In addition, Ms. Cuocolo has served as an independent director of Guardian Life Mutual Funds from June 2006 through their acquisition by RS Investments in December 2007, Chairperson of Select Sectors SPDR Trust from August 2000 through October 2007, trustee of SPDR Trust from January 1993 through July 2003, President and Director of The China Fund from September 1999 through July 2003 and President of the State Street Master Funds from January 2000 through July 2003. Ms. Cuocolo was selected to serve as an independent director based upon her extensive experience in financial service administration as well as an investor.

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

Mr. Herriott has testified before legislative bodies regarding pending legislation and spoken throughout the U.S. and internationally on how to interact with government, communication strategy, the U.S. legislative process, and specific industry issues pending before governmental entities. Mr. Herriott continues to advise clients on macro and micro governmental and political risk analysis, as well as reputation management and public affairs campaigns. Mr. Herriot was selected to serve as an independent director based on his extensive experience with legislative and regulatory issues, and with federal government energy initiatives.

David M. Kastin has been an independent director since July 2013. From August 2015 through January 2020, he was Senior Vice President, General Counsel and Corporate Secretary of Vitamin Shoppe, Inc. From August 2007 thought August 2015, Mr. Kastin was Senior Vice President-General Counsel and Corporate Secretary of Town Sports International Holdings, Inc. From March 2007 through July 2007, Mr. Kastin was Senior Associate General Counsel and Corporate Secretary of Sequa Corporation, a diversified manufacturer. From March 2003 through December 2006, Mr. Kastin was in-house counsel at Toys “R” Us, Inc., most recently as Vice President — Deputy General Counsel. From 1996 through 2003, Mr. Kastin was an associate in the corporate and securities departments at several prominent New York law firms, including Bryan Cave LLP. From September 1992 through October 1996, Mr. Kastin was a Staff Attorney in the Northeast Regional Office of the U.S. Securities and Exchange Commission. Mr. Kastin was selected to serve as an independent director based on his extensive experience as a legal and strategic advisor to publicly traded companies.

Cynthia Curtis has been an independent director since May 2019. She is currently Senior Vice President of Sustainability for JLL, a Fortune 200 commercial real estate services company. She is responsible for elevating JLL’s sustainability program, embedding it broadly throughout the business and driving meaningful impact with and through JLL’s clients. Ms. Curtis also collaborates with the Investor Relations team to ensure its investors have a more complete understanding of JLL’s competencies, goals and impacts. She represents the company on the World Green Building Council’s Corporate Advisory Board. Previously, Curtis has worked in the public, private and non-profit sectors, including Ceres, CA Technologies, where she served as Vice President and Chief Sustainability Office, and EMC (now Dell), where she was Senior Director, Services Marketing. She lives in the Boston area, is a member of the New England Women in Energy and the Environment, chairs the Wellesley Village Church Energy Committee, and built one of the region’s first gold LEED-certified residences. Ms. Curtis was selected to serve as an independent director based on her extensive experience in marketing and sustainability.

Robert Brennan has been a director since May 2019. Robert has served as Co-Chair of the board of directors of GREC and as a non-Executive officer of GCM since December 1, 2017. Mr. Brennan was previously a Senior Managing Director and Head of Guggenheim Partners Commercial Real Estate Finance Group where from 2010 to 2017 he built a national commercial mortgage loan origination, servicing and asset management business responsible for nearly $10 billion of loans for client investment portfolios. Additionally, Mr. Brennan was an executive member and founding investor of Pillar Financial, Guggenheim’s GSE licensed lending, mortgage banking, and servicing affiliate which was sold to SunTrust Bank in late 2016. During his 34-year Wall Street career, Mr. Brennan spent the last 26 years focused on real estate in which he played a wide range of roles including trading, origination, structuring and banking, and asset management. Mr. Brennan was involved with a broad array of property and project types ranging from conventional incoming producing to project based transactions. Prior to Guggenheim, he was the Global Head of Credit Suisse’s Real Estate Finance and Securitization Group which was a dominant global leader in the commercial real estate finance industry. Mr. Brennan joined Credit Suisse in November 2000 when it was merged with Donaldson, Lufkin and Jenrette (“DLJ”), where he was a Managing Director and Head of the Commercial Mortgage Group. Mr. Brennan held previous positions at UBS Securities and L.F. Rothschild and started his career in 1983 with E.F. Hutton where he was an Associate in the Investment Banking Division. Mr. Brennan is a graduate of the University of Vermont and holds an M.B.A. from New York University. He is a member of the Board of the Commercial Real Estate Finance Council where he chairs the long-range planning and investment committee. Mr. Brennan is a graduate of the University of Vermont and holds an M.B.A. from New York University. He is a member of the Board of CRE Finance Council.

We operate under the direction of our board of directors, a majority of which are independent of us—Kathleen Cuocolo, Robert Herriott, David M. Kastin, and Cynthia Curtis. Charles Wheeler, who also serves as the President of the company and President and Chief Investment Officer of our advisor, and David Sher, who also serves as Chief Executive Officer of our advisor, are the other members of our board of directors. No member of our board of directors, including Messrs. Sher and Wheeler, has ever served as an officer or director of the dealer manager, or any of their affiliates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

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

Name and Address[1]	Number of Shares Beneficially Owned	Percentage of all Shares Issued and Outstanding
Greenbacker Capital Management LLC[2]	23,601	0.05%
Greenbacker Group LLC	-	-
David Sher	-	-
Charles Wheeler	-	-
Richard C. Butt	-	-
Robert Brennan	11,429	0.02%
Kathleen Cuocolo	6,474	0.01%
Cynthia Curtis	913	0.00%
Robert Herriott	6,474	0.01%
David M. Kastin	6,474	0.01%
All officers and directors as a group (8 persons) *	31,764	0.07%

 *Percentages may not foot due to rounding.

1	Unless otherwise indicated, the address of each beneficial owner is c/o Greenbacker Capital Management LLC, 11 East 44th Street, Suite 1200, New York, NY 10017.

2	Greenbacker Capital Management LLC, GCM, is a wholly-owned subsidiary of Greenbacker Group, LLC. The board of directors of Greenbacker Group, LLC has investment power over the Class A shares held by GCM, including the power to dispose, or to direct the disposition, of such shares. Charles Wheeler is a member of the board of directors of Greenbacker Group, LLC.

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

Through each of their ownership interests in Greenbacker Group LLC, Charles Wheeler, our Chief Executive Officer and a member of our board of directors, and David Sher, a member of our board of directors, indirectly own a 11.40% and a 7.24% interest, respectively, in our advisor. In addition, several of our officers and directors, including Messrs. Sher and Wheeler, are officers of our advisor. As a result, the advisory agreement between us and our advisor was negotiated between related parties, and its terms, including fees and other amounts payable, may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed KPMG as our independent registered public accounting firm for the fiscal years ending December 31, 2019 and 2018.

Fees Incurred for KPMG LLP

The following table shows the fees invoiced for audit and other services provided by KPMG for fiscal 2019 and 2018.

	2019	2018
Audit Fees (1)	$795,890	$725,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	101,358	120,000
All Other Fees (4)	-	-
Total	$897,248	$845,000

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

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

(a)	Documents Filed as Part of this Report

(1)	The following consolidated financial statements are set forth in Item 8:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Statements of Assets and Liabilities as of December 31, 2019 and 2018

●	Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

●	Consolidated Statements of Changes in Net Assets for the years ended December 31, 2019, 2018, 2017

●	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2018

●	Consolidated Schedules of Investments as of December 31, 2019 and 2018

●	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.

(b)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description of Document

3.1*	Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on December 11, 2012)

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1*	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2**	Second Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated March 6, 2020

10.3*	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

Exhibit
Number	Description of Document

10.4*	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre- Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6*	Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate HoldCo, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.7*	Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate HoldCo, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

14.1*	Greenbacker Renewable Energy Company LLC Code of Ethics (Incorporated by reference from Exhibit 14.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on December 9, 2014)

21.1**	List of Subsidiaries

24.1**	Power of attorney (included on the signature page hereto)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements.

*	Filed previously.

**	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2020	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: March 13, 2020	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Wheeler	Chairman, Chief Executive Officer and Director	March 13, 2020
Charles Wheeler	(Principal Executive Officer)

/s/ Richard C. Butt	Chief Financial Officer and Principal Accounting Officer	March 13, 2020
Richard C. Butt	(Principal Financial and Accounting Officer)

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

/s/ David Sher
David Sher	Director	March 13, 2020

/s/ Kathleen Cuocolo
Kathleen Cuocolo	Director	March 13, 2020

/s/ Robert Herriott
Robert Herriott	Director	March 13, 2020

/s/ David M. Kastin
David M. Kastin	Director	March 13, 2020

/s/ Robert Brennan
Robert Brennan	Director	March 13, 2020

/s/ Cynthia Curtis
Cynthia Curtis	Director	March 13, 2020