Form 10-Q
period 2020-03-31
Greenbacker Renewable Energy Co LLC
filed 2020-05-15
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, the registrant had 50,333,754 shares of common interests, $0.001 par value, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments in controlled/affiliated portfolios, at fair value (cost of $413,951,570 and $415,905,982, respectively)	$462,165,956	$452,072,181
Investments in non-controlled/non-affiliated portfolios, at fair value (cost of $28,709,511 and $23,103,690, respectively)	28,709,511	23,103,690
Swap contracts, at fair value	-	21,223
Cash and cash equivalents	20,263,403	8,636,839
Restricted cash	3,296,990	429,252
Shareholder receivable	593,364	650,000
Dividend receivable	2,132,500	620,846
Deferred tax assets, net of allowance	-	1,313,506
Investment sales receivable	5,174,200	22,013,491
Return of capital receivable	10,589,219	-
Other assets	1,136,198	611,560
Total assets	$534,061,341	$509,472,588

LIABILITIES
Swap contracts, at fair value	$11,195,791	$4,899,566
Deferred tax liabilities, net of allowance	677,311	-
Payable for investments purchased	4,177,710	7,502,267
Term note payable, net of financing costs	68,857,307	68,886,785
Management fee payable	421,292	272,982
Accounts payable and accrued expenses	893,149	419,240
Shareholder distributions payable	2,483,698	1,784,961
Interest payable	13,820	11,933
Payable for repurchases of common stock	1,847,626	2,186,780
Deferred sales commission payable	13,526	56,483
Total liabilities	$90,581,230	$86,020,997

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 350,000,000 authorized; 49,754,773 and 47,889,610 shares issued and outstanding, respectively	49,755	47,890
Paid-in capital in excess of par value	433,217,258	416,611,769
Accumulated gains (losses)*	1,751,831	(105,876)
Total common equityholders’ equity	435,018,844	416,553,783
Special unitholder’s equity	8,461,267	6,897,808
Total members’ equity (net assets)	443,480,111	423,451,591
Total liabilities and equity (net assets)	$534,061,341	$509,472,588

Net assets, Class A (shares outstanding of 17,194,318 and 17,210,016, respectively)	$147,620,207	$147,304,141
Net assets, Class C (shares outstanding of 2,724,068 and 2,718,475, respectively)	22,910,360	22,792,345
Net assets, Class I (shares outstanding of 6,742,687 and 6,693,658, respectively)	57,888,710	57,292,421
Net assets, Class P-A (shares outstanding of 18,109 and 18,109, respectively)	156,293	155,802
Net assets, Class P-I (shares outstanding of 23,075,591 and 21,249,352, respectively)	206,443,274	189,009,074
Total common equityholders’ equity	$435,018,844	$416,553,783

*	Accumulated deficit, accumulated net realized gain on investments, and accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes, foreign currency translation, and swap contracts are included in accumulated gains (losses)

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$5,207,790	$1,993,118
Interest income	4,579	61,610
Total investment income from controlled, affiliated investments	$5,212,369	$2,054,728

Investment income from non-controlled, non-affiliated investments:
Interest income	725,288	177,870
Total investment income	$5,937,657	$2,232,598
Operating expenses:
Management fee expense	2,399,753	1,822,066
Audit and tax expense	411,825	229,316
Interest and financing expenses	729,716	470,073
General and administration expenses	66,048	97,151
Legal expenses	190,361	73,973
Directors fees and expenses	94,979	182,356
Insurance expense	34,531	33,218
Transfer agent expense	118,101	88,767
Other expenses	293,438	75,589
Total expenses	4,338,752	3,072,509
Net investment income before taxes	1,598,905	(839,911)
Deferred tax (benefit) expense	(3,231,864)	(74,679)
Franchise tax expense	25,429	30,111
Net investment income (loss)	4,805,340	(795,343)

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized gain on investments	6,402,927	-
Net change in unrealized appreciation (depreciation) on:
Investments	12,100,435	9,262,945
Foreign currency translation	(52,248)	29,728
Swap contracts	(6,317,448)	(2,011,390)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	(5,222,681)	(597,461)
Net increase in net assets resulting from operations	11,716,325	5,888,479
Net decrease in net assets attributed to special unitholder	(2,687,459)	(1,456,257)
Net increase in net assets attributed to common equityholders	$9,028,866	$4,432,222

Common stock per share information — basic and diluted:
Net investment income (loss)	$0.10	$(0.02)
Net increase in net assets attributed to common equityholders	$0.18	$0.11
Weighted average common shares outstanding	48,991,682	39,511,403

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the three months ended March 31, 2020

(unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common equityholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2019	47,889,610	$47,890	$416,611,769	$(38,477,220)	$11,963,784	$30,486,432	$(200,990)	$(3,877,882)	$416,553,783	$6,897,808	$423,451,591
Proceeds from issuance of common stock, net	1,874,392	1,874	16,694,020	-	-	-	-	-	16,695,894	-	16,695,894
Issuance of common stock under distribution reinvestment plan	205,060	205	1,758,881	-	-	-	-	-	1,759,086	-	1,759,086
Repurchases of common stock	(214,035)	(214)	(1,847,412)	-	-	-	-	-	(1,847,626)	-	(1,847,626)
Proceeds from shares transferred	(254)	-	-	-	-	-	-	-	-	-	-
Shareholder distributions	-	-	-	(7,171,159)	-	-	-	-	(7,171,159)	-	(7,171,159)
Distributions to special unitholder	-	-	-	-	-	-	-	-	-	(1,124,000)	(1,124,000)
Net investment income (loss)	-	-	-	4,805,340	-	-	-	-	4,805,340	-	4,805,340
Net change in realized gain (loss) on investments	-	-	-	-	4,750,225	-	-	-	4,750,225	1,652,702	6,402,927
Net change in unrealized appreciation (depreciation) on investments	-	-	-	-	-	9,802,188	-	-	9,802,188	2,298,247	12,100,435
Net change in unrealized appreciation (depreciation) on foreign currency translation	-	-	-	-	-	-	(52,248)	-	(52,248)	-	(52,248)
Net change in unrealized appreciation (depreciation) on swap contracts	-	-	-	-	-	-	-	(5,053,958)	(5,053,958)	(1,263,490)	(6,317,448)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(5,222,681)	-	-	(5,222,681)	-	(5,222,681)
Balances at March 31, 2020	49,754,773	$49,755	$433,217,258	$(40,843,039)	$16,714,009	$35,065,939	$(253,238)	$(8,931,840)	$435,018,844	$8,461,267	$443,480,111

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the three months ended March 31, 2019

(unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common equity holders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2018	37,003,502	$37,004	$321,741,819	$(19,870,206)	$698,460	$15,737,151	$(208,579)	$123,962	$318,259,611	$1,797,138	$320,056,749
Proceeds from issuance of common stock, net	4,436,019	4,436	38,915,071	-	-	-	-	-	38,919,507	-	38,919,507
Issuance of common stock under distribution reinvestment plan	200,494	200	1,747,386	-	-	-	-	-	1,747,586	-	1,747,586
Repurchases of common stock	(141,933)	(142)	(1,235,142)	-	-	-	-	-	(1,235,284)	-	(1,235,284)
Offering costs	-	-	(292,923)	-	-	-	-	-	(292,923)	-	(292,923)
Shareholder distributions	-	-	-	(5,765,110)	-	-	-	-	(5,765,110)	-	(5,765,110)
Net investment (loss)	-	-	-	(795,343)	-	-	-	-	(795,343)	-	(795,343)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	-	-	7,806,688	-	-	7,806,688	1,858,535	9,665,223
Net change in unrealized appreciation (depreciation) on foreign currency translation	-	-	-	-	-	-	29,728	-	29,728	-	29,728
Net change in unrealized appreciation (depreciation) on swap contracts	-	-	-	-	-	-	-	(2,011,390)	(2,011,390)	(402,278)	(2,413,668)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(597,461)	-	-	(597,461)	-	(597,461)
Balances at March 31, 2019	41,498,082	$41,498	$360,876,211	$(26,430,659)	$698,460	$22,946,378	$(178,851)	$(1,887,428)	$356,065,609	$3,253,395	$359,319,004

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019

Operating activities:
Net increase in net assets from operations	$11,716,325	$5,888,479
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	56,530	55,909
Purchase of investments	(88,300,060)	(39,125,206)
Return of capital	37,182,463	1,919,492
Proceeds from principal payments and sales of investments	53,869,115	32,500
Net realized (gain) on investments	(6,402,927)	-
Net change in unrealized (appreciation) on investments	(12,100,435)	(9,262,945)
Net change in unrealized (appreciation) depreciation on foreign currency translation	52,248	(29,728)
Net change in unrealized (appreciation) depreciation on swap contracts	6,317,448	2,011,390
Deferred tax expense	1,990,817	522,782
(Increase) decrease in other assets:
Receivable for investments sold	16,839,291	-
Receivable for return of capital	(10,589,219)	-
Dividend receivable	(1,511,654)	388,000
Other assets	(524,638)	21,371
Increase (decrease) in other liabilities:
Payable for investments purchased	(3,324,557)	(8,901)
Due to advisor, net	-	72,365
Management fee payable	148,310	(92,902)
Accounts payable and accrued expenses	473,909	104,524
Interest payable	1,887	8,350
Net cash provided by (used in) operating activities	5,894,853	(37,494,520)

Financing activities:
Borrowings on Credit facility and term note	8,898,893	-
Paydowns on Credit facility and term note	(8,947,171)	-
Payments of financing costs	(41,500)	-
Proceeds from issuance of shares of common stock, net	19,110,532	39,120,633
Distributions paid	(7,110,525)	(3,825,718)
Offering costs	-	(292,923)
Repurchases of common stock	(2,186,780)	(1,260,981)
Distribution from special unitholder	(1,124,000)	-
Net cash provided by financing activities	8,599,449	33,741,011
Net increase (decrease) in cash and cash equivalents	14,494,302	(3,753,509)
Cash, cash equivalents and restricted cash, beginning of period	9,066,091	39,122,635
Cash, cash equivalents and restricted cash, end of period	$23,560,393	$35,369,126

Reconciliation of cash, cash equivalents and restricted cash per the Consolidated Statements of Assets and Liabilities
Cash and Cash equivalents	$20,263,403	$35,369,126
Restricted Cash	3,296,990	-
Total cash, cash equivalents and restricted cash	$23,560,393	$35,369,126

Supplemental disclosure of cash flow information:
Shareholder distributions payable	$2,483,698	$1,452,590
Shareholder distributions reinvested in common stock	$1,759,086	$1,747,586
Payable for repurchases of common stock	$1,847,626	$1,224,111
Cash interest paid during the period	$776,284	$308,606

Non cash financing activities
Shareholder receivable from sale of common stock	$593,364	$262,000

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED SCHEDULES OF INVESTMENTS

March 31, 2020

(unaudited)

Investments in controlled/affiliated Portfolios	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States- Not readily marketable

Biomass

Eagle Valley Biomass Portfolio				100% Ownership	$21,486,133	$21,486,133	4.8%
Total Biomass - 4.8%					$21,486,133	$21,486,133	4.8%

Commercial Solar

Canadian Northern Lights Portfolio (d)				100% Ownership	$1,603,136	$1,557,673	0.4%
Conic Portfolio				Managing Member, Majority Equity Owner	11,940,823	16,631,702	3.8%
East to West Solar Portfolio				100% equity ownership or Managing Member, Majority Equity Owner	26,484,029	31,733,285	7.2%
Foresight Solar Portfolio				Managing Member, Majority Equity Owner	13,805,000	16,786,345	3.8%
Golden Horizons Solar Portfolio				100% Ownership	9,290,000	17,572,532	4.0%
Green Maple Portfolio				100% Ownership	26,844,254	26,994,010	6.1%
Longleaf Solar Portfolio				Managing Member, Majority Equity Owner	22,932,498	25,427,297	5.7%
Magnolia Sun Portfolio				100% Ownership	24,430,742	23,294,964	5.3%
Midway III Solar Portfolio				Managing Member, Majority Equity Owner	10,903,473	12,041,801	2.7%
Six States Solar Portfolio				100% Ownership	12,480,306	12,668,503	2.9%
Sunny Mountain Portfolio				100% Ownership	884,578	739,475	0.2%
Trillium Portfolio				Managing Member, Majority Equity Owner	27,164,638	39,746,602	9.0%
Total Commercial Solar - 51.1%					$188,763,477	$225,194,189	51.1%

Wind
Greenbacker Wind Portfolio - California				100% Ownership	$9,545,559	$9,251,625	2.1%
Greenbacker Wind Portfolio - HoldCo				100% Ownership	69,510,591	77,757,166	17.5%
Greenbacker Wind Portfolio - Massachusetts				Managing Member, Majority Equity Owner	10,455,514	11,949,968	2.7%
Greenbacker Wind Portfolio - Montana				100% Ownership or Managing Member, Equity Owner	24,806,684	27,475,582	6.2%
Total Wind - 28.5%					$114,318,348	$126,434,341	28.5%

Pre-Operational Assets
Citrine Portfolio				100% Ownership	$2,434,203	$2,434,203	0.5%
Colorado CES Portfolio				100% Ownership	2,554,576	2,554,576	0.6%
Electric City Portfolio				100% Ownership	6,417,622	6,417,622	1.4%
Greenbacker Wind Portfolio - Maine				100% Ownership	2,722,541	2,722,541	0.6%
Omni Portfolio				100% Ownership	19,403,089	19,403,089	4.4%
Oregon Sun Portfolio				100% Ownership	5,989,353	5,989,353	1.4%
Phoenix Solar Portfolio				100% Ownership	5,204,607	5,204,607	1.2%
SE Solar 2019 Portfolio				100% Ownership	5,000,000	5,000,000	1.1%
Turquoise Solar Portfolio				100% Ownership	23,870,431	23,870,431	5.4%
Total Pre-Operational Assets - 16.6%					$73,596,422	$73,596,422	16.6%

Other Investments
Other Portfolios				(c)	$14,961,774	$14,631,095	3.3%
Total Other Investments - 3.3%					$14,961,774	$14,631,095	3.3%

Energy Efficiency in the United States
GREC Energy Efficiency Portfolio				100% Ownership	$371,776	$370,136	0.1%
Renew AEC One, LLC	10.25	%(b)	2/24/2025	$551,640	453,640	453,640	0.1%
Total Energy Efficiency - 0.2%					$825,416	$823,776	0.2%
Total Investments in controlled/affiliated Portfolios					$413,951,570	$462,165,956	104.5%

Investments in non-controlled/non-affiliated Portfolios
Secured Loans - Not readily marketable
Encore Loan	10.00%		10/11/2020	$5,000,680	$5,000,680	$5,000,680	1.1%
Hudson Loan	8.00%		6/30/2020	9,945,275	9,945,275	9,945,275	2.2%
New Market Loan	9.00%		10/3/2020	5,000,000	5,000,000	5,000,000	1.1%
SE Solar Loan	9.00%		2/21/2021	5,000,000	5,000,000	5,000,000	1.1%
TUUSSO Loan	8.00%		6/30/2020	3,763,556	3,763,556	3,763,556	0.8%
Total Secured Loans - Not readily marketable - 6.3%					$28,709,511	$28,709,511	6.3%
Total Investments in non-controlled/non-affiliated Portfolios					$28,709,511	$28,709,511	6.3%
TOTAL INVESTMENTS: 110.8%					$442,661,081	$490,875,467	110.8%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: -10.8%						(47,395,356)	-10.8%
TOTAL NET ASSETS: 100%						$443,480,111	100.0%

(a)	Percentages are based on net assets of $443,480,111 as of March 31, 2020.

(b)	Per the loan agreement, interest commenced on January 24, 2016.
(c)	Includes pre-acquisition and due diligence expenses.
(d)	Portfolio is located outside of the United States of America.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,248,889	$(32,057)	$-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	18,535,471	(1,823,696)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	27,164,801	(3,870,844)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	3,886,942	(709,928)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.668%	Monthly	12/31/2034	36,863,891	(4,759,266)	-
							$(11,195,791)	$-

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

March 31, 2020 (unaudited)

Note 1. Organization and Operations of the Company

Greenbacker Renewable Energy Company LLC (the “LLC”), a Delaware limited liability company, formed in December 2012, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all its operations through its wholly owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all the outstanding shares of capital stock of GREC. GREC Entity HoldCo LLC (“GREC HoldCo”), a wholly owned subsidiary of GREC, was formed in Delaware in June 2016. GREC Administration LLC and Danforth Shared Services LLC, both wholly-owned subsidiaries of GREC, were formed in Delaware in January 2020 and May 2019, respectively. The use of “we,” “us,” “our” and the “company” refers, collectively, to the LLC, Danforth Shared Services LLC, GREC, GREC Administration LLC, and GREC HoldCo. We are externally managed and advised by our advisor, Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year end is December 31.

Pursuant to an initial Registration Statement filed in December 2011 (File No. 333-178786-01) and a second Registration Statement filed in February 2017 (File No. 333-211571), the company offered up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the company’s Distribution Reinvestment Plan (the “DRP”). As of March 29, 2019, the company terminated its public offering of the shares as well as its privately offered Class P-A shares. While the company publicly offered three classes of shares: Classes A, C and I, currently the company is only privately offering Class P-I shares on a continuous basis. The share classes had different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted the DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. Following the termination of the company’s public offering of shares, the DRP and the share repurchase plan will continue to be available to existing investors. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 (File No. 333-231960) we are offering a maximum of $10,000,000 in shares to our existing shareholders pursuant to the DRP.

Each quarter, our advisor, utilizing the services of an independent valuation firm, reviews and approves the net asset value for each class of shares, subject to the oversight of the company’s board of directors. To the extent that the net asset value per share on the most recent valuation date increases or decreases, the company will adjust the offering price of the P-I shares to the then net asset value per share. Five days after the publishing of each quarter-end valuation, Class A, C and I shares will be offered pursuant to the DRP at a price equal to the net asset value.

As of March 31, 2020, the company has made solar, wind, biomass and energy efficiency investments in 31 portfolios, 30 domiciled in the United States and one in Canada, as well as six secured loans in the United States (See Note 3). As of December 31, 2019, the company had made solar, wind, biomass, and energy efficiency investments in 36 portfolios, 35 domiciled in the United States and one in Canada, as well as six secured loans in the United States.

Note 2. Significant Accounting Policies

Basis of Presentation

The company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Actual results could differ from those estimates, assumptions, and judgments. Significant items subject to such estimates will include determining the fair value of investments, revenue recognition, income tax uncertainties, and other contingencies. The consolidated financial statements of the company include the accounts of the LLC and its consolidated subsidiaries, GREC, GREC Administration LLC, GREC HoldCo, and Danforth Shared Services LLC which provides administrative services to the company. All intercompany accounts and transactions have been eliminated.

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

The financial information associated with the March 31, 2020 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations necessary for a fair presentation in accordance with GAAP.

Basis of Consolidation

As provided under Regulation S-X and ASC Topic 946, the company will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the company. Accordingly, the company consolidated the accounts of certain wholly owned subsidiaries that meet the criteria in its consolidated financial statements.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments, purchased with an original maturity of three months or less, to be cash equivalents. As of March 31, 2020, the company had $14,074,027 in cash and $6,189,376 in cash equivalents presented on the Consolidated Statements of Assets and Liabilities. Short-term investments that are cash equivalents, which are considered level 1 investments, are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash consists of cash accounts or letters of credit that are restricted for use on specific investments. As of March 31, 2020, we have one restricted cash account that serves as collateral related to our credit facility.

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

Valuation of Investments at Fair Value

Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC Topic 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value. The company recognizes and accounts for its investments at fair value. The fair value of the investments do not reflect transaction costs that may be incurred upon disposition of the investments.

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

The advisor has established procedures to estimate the fair value of its investments which the company’s board of directors has reviewed and approved. To the extent that such market data is available, the company will use observable market data to estimate the fair value of investments. In the absence of quoted market prices in active markets, or quoted market prices for similar assets in markets that are not active, the company will use the valuation methodologies described below with unobservable data based on the best available information in the circumstances. These methodologies incorporate the company’s assumptions about the factors that a market participant would also use to value the asset.

For investments for which quoted market prices are not available, which will comprise most of our investment portfolio, fair value will be estimated by using the income or market approach. The income approach assumes that value is created by the expectation of future benefits, discounted by a risk premium, to a calculate a current cash value. This estimate is the fair value: the amount an investor would be willing to pay to receive those future benefits. The market approach compares either recent comparable transactions to the investment or an offer to purchase an investment based upon a qualified bid: a signed term sheet and/or a signed purchase agreement. Adjustments to proposed prices are made to account for the probability of the deal closing, changes between proposed and executed terms, and any dissimilarity between the comparable transactions and their underlying investments. If multiple bids are qualified in the same valuation period, a blended market approach will be calculated. Pre-operational assets are held at cost. Therefore, the fair value associated with these assets are essentially cost. These valuation methodologies involve a significant degree of judgment on the part of our advisor.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common members per share for the three months ended March 31, 2020 and March 31, 2019.

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Basic and diluted
Increase in net assets attributed to common equityholders	$9,028,866	$4,432,222
Weighted average common shares outstanding	48,991,682	39,511,403
Net increase in net assets attributed to common equityholders per share	$0.18	$0.11

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

Dividend income is recorded (1) on the ex-dividend date for publicly issued securities and (2) on the ex-dividend date for private investments. The timing and amount of dividend income is determined on at least a quarterly basis by GREC. This process includes an analysis at the individual project company level based on cash available from operations and working capital needed for the project company operations. Dividend income from our privately held, equity investments are recognized when approved. On a quarterly basis at a minimum, dividends received from the company’s project companies, which generally reflect net cash flow from operations, are declared, accrued and paid.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

Without regard to unrealized appreciation or depreciation previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

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

Organization and Offering Costs

Organization and offering costs (“O&O costs”), other than sales commissions and the dealer manager fee, were initially paid by our advisor and/or dealer manager on behalf of the company. These O&O costs included all costs previously paid or to be paid by the company in connection with its formation and the offering of its shares pursuant to now-terminated Registration Statements on Form S-1 (File No. 333-178786-01 and File No. 333-211571, respectively) and a private placement memorandum, including: legal, accounting, printing, mailing and filing fees, charges of the company’s escrow holder, transfer agent fees, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the offering and marketing process, and preparing supplemental sales materials, holding educational conferences, and attending retail seminars conducted by broker-dealers.

The company was obligated to reimburse our advisor for O&O costs that it incurred on behalf of the company, in accordance with the advisory agreement. However, with respect to the company’s public offerings, O&O is not to exceed 15% of gross offering proceeds as of the date of reimbursement. Total O&O costs related to the terminated Registration Statements amounted to $9.8 million, approximately 3.8% of gross offering proceeds raised pursuant to such Registration Statements.

The costs incurred by our advisor and/or dealer manager are recognized as a liability of the company to the extent that the company is obligated to reimburse our advisor and/or dealer manager, subject to the 15% of gross offering proceeds limitation described above. When recognized by the company, organizational costs are expensed and offering costs, excluding selling commissions and dealer manager fees, are recognized as a reduction of the proceeds from the offering. As of December 31, 2019, all the O&O costs incurred by our advisor had been reimbursed in full and no amounts remain due and payable as of March 31, 2020.

Financing Costs

Financing costs related to debt liabilities incurred by the company, GREC or any wholly owned holding company formed specifically to be a credit agreement counterparty are presented on the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability. Financing costs are deferred and amortized using the straight-line method over the life of the debt liability.

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive allocation will be earned by GREC Advisors, LLC (the “Special Unitholder”), an affiliate of our advisor, on realized gains (net of realized and unrealized losses) since inception from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the LLC’s amended and restated limited liability company agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive allocation, the company will include unrealized gains in the calculation of the capital gains incentive distribution pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date even though the Special Unitholder is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are realized. Thus, on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period and reflected as an allocation of equity between common members and the Special Unitholder. As of March 31, 2020, and December 31, 2019, a capital gains incentive distribution allocation in the amounts of $8,461,267 and $6,897,808, respectively, was recorded in the Consolidated Statements of Assets and Liabilities as Special Unitholder’s equity.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the date which approximates an expected liquidity event for the company. As of March 31, 2020, and December 31, 2019, the company recorded a liability for deferred sales commissions in the amount of $13,526 and $56,483, respectively.

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

The fair value of interest rate swap contracts open as of March 31, 2020 is included on the consolidated schedules of investments by contract. For the three months ended March 31, 2020, the company’s average monthly notional exposure to interest rate swap contracts was $90,299,192.

Consolidated Statement of Assets and Liabilities – Fair Values of Derivatives at March 31, 2020

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$-	Swap contracts, at fair value	$11,195,791
		$-		$11,195,791

Consolidated Statements of Assets and Liabilities — Fair Values of Derivatives at December 31, 2019

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$21,223	Swap contracts, at fair value	$4,899,566
		$21,223		$4,899,566

The effect of derivative instruments on the Consolidated Statement of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the three months ended March 31, 2020	Change in net unrealized depreciation on derivative transactions for the three months ended March 31, 2019
Swaps
Interest Rate Risk	$(6,317,448)	$(2,011,390)
	$(6,317,448)	$(2,011,390)

Risk Exposure	Investment Interest income from non-controlled, non-affiliated investments for the three months ended March 31, 2020	Investment Interest income from non-controlled, non-affiliated investments for the three months ended March 31, 2019
Swaps
Interest Rate Risk	$-	$-
	$-	$-

Risk Exposure	Other expense for the three months ended March 31, 2020	Other expense for the three months ended March 31, 2019
Swaps
Interest Rate Risk	$199,247	$38,603
	$199,247	$38,603

By using derivative instruments, the company is exposed to the counterparty’s credit risk—the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the consolidated statement of assets and liabilities. As appropriate, the company minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements.

Regarding our investment in the Canadian Northern Lights Portfolio, we have foreign currency risk related to our revenue and operating expenses which are denominated in the Canadian Dollars as opposed to the U.S. Dollars.

Income Taxes

The LLC intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the LLC will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the LLC does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation and the company would become taxable as a corporation for U.S. federal income tax purposes under the Internal Revenue Code. The LLC would be required to pay income tax at corporate rates on its net taxable income. To the extent of the company’s earnings and profits and the payment of the distributions would not be deductible by the LLC, distributions to members from the LLC would constitute dividend income taxable to such members

The LLC plans to conduct substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to U.S. federal, state and local income taxes. Accordingly, most of its operations will be subject to U.S. federal, state and local income taxes. As of March 31, 2020, including territories and provinces, the portfolio resides in 27 states.

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

For income tax benefits to be recognized including uncertain tax benefits, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of the benefit that is more-likely-than-not to be realized upon ultimate settlement. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the net deferred tax assets will not be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties associated with income taxes, if any, will be recognized in general and administrative expense.

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

The company assessed its tax positions for all open tax years as of March 31, 2020 for all U.S. federal and state tax jurisdictions for the years 2016 through 2019. The results of this assessment are included in the company’s tax provision and deferred tax assets as of March 31, 2020.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (fiscal 2020 for the company). Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We have adopted ASU 2018-13 on our consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04- Reference Rate Reform (Topic 848), which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. As of March 31, 2020, we have not elected to apply the optional amendments and are currently evaluating the impact of the ASU and the effect on our consolidated financial statements.

Note 3. Investments

The composition of the company’s investments as of March 31, 2020 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$123,721,422	$131,912,761	26.9%
Mid-West Region	74,687,368	83,319,849	17.0
Mountain Region	83,263,453	95,387,033	19.4
South Region	80,929,026	89,378,924	18.2
West Region	78,456,676	89,319,227	18.2
Total United States	$441,057,945	$489,317,794	99.7%
Canada:	1,603,136	1,557,673	0.3
Total	$442,661,081	$490,875,467	100.0%

The composition of the company’s investments as of December 31, 2019 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$123,146,232	$130,572,650	27.4%
Mid-West Region	49,208,021	55,455,982	11.7
Mountain Region	79,975,330	87,711,362	18.5
South Region	91,932,394	93,441,062	19.7
West Region	92,944,559	106,382,860	22.4
Total United States	$437,206,536	$473,563,916	99.7%
Canada:	1,603,136	1,611,955	0.3
Total	$439,009,672	$475,175,871	100.0%

The composition of the company’s investments as of March 31, 2020 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass	$21,486,133	$21,486,133	4.4%
Commercial Solar*	217,472,988	253,903,700	51.7
Wind	114,318,348	126,434,341	25.8
Pre-Operational Assets	73,596,422	73,596,422	15.0
Other Investments	14,961,774	14,631,095	3.0
Energy Efficiency	825,416	823,776	0.1
Total	$442,661,081	$490,875,467	100.0%

*	Denotes an industry that includes secured loan(s).

The composition of the company’s investments as of December 31, 2019 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass	$21,425,600	$21,425,600	4.5%
Commercial Solar*	181,619,981	195,595,919	41.2
Residential Solar	36,103,136	47,432,455	10.0
Wind	90,618,874	101,660,576	21.4
Pre-Operational Assets	95,718,187	95,718,187	20.1
Other Investments	12,656,710	12,473,975	2.6
Energy Efficiency	867,184	869,159	0.2
Total	$439,009,672	$475,175,871	100.0%

*	Denotes an industry that includes secured loan(s).

Investments held as of March 31, 2020 and December 31, 2019 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company, have greater than 50% representation on such company’s board of directors, or investments in limited liability companies for which the company serves as managing member.

Note 4. Fair Value Measurements - Investments

The following table presents fair value measurements of investments, by major class, as of March 31, 2020, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$-	$-	$460,154,643	$460,154,643
Capital Stock	-	-	1,557,673	1,557,673
Energy Efficiency Secured Loans	-	-	453,640	453,640
Secured Loans - Other	-	-	28,709,511	28,709,511
Total	$-	$-	$490,875,467	$490,875,467
Other Financial Instruments*
Open swap contracts - assets	$-	$-	$-	$-
Open swap contracts - liabilities	-	(11,195,791)	-	(11,195,791)
Total	$-	$(11,195,791)	$-	$(11,195,791)

*	Other financial instruments are derivatives, such as futures, forward currency contracts and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table presents fair value measurements of investments, by major class, as of December 31, 2019, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$-	$-	$449,981,086	$449,981,086
Capital Stock	-	-	1,611,955	1,611,955
Energy Efficiency Secured Loans	-	-	479,140	479,140
Secured Loans - Other	-	-	23,103,690	23,103,690
Total	$-	$-	$475,175,871	$475,175,871
Other Financial Instruments*
Open swap contracts - assets	$-	$21,223	$-	$21,223
Open swap contracts - liabilities	-	(4,899,566)	-	(4,899,566)
Total	$-	$(4,878,343)	$-	$(4,878,343)

*	Other financial instruments are derivatives, such as futures, forward currency contracts and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2020:

	Balance as of December 31, 2019	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and Repayments of investments(2)	Net realized gain on investments	Balance as of March 31, 2020

Limited Liability Company Member Interests	$449,981,086	$12,102,469	$-	$82,694,239	$(37,182,463)	$(53,843,615)	$6,402,927	$460,154,643
Capital Stock	1,611,955	(2,034)	(52,248)	-	-	-	-	1,557,673
Energy Efficiency - Secured Loans	479,140	-	-	-	-	(25,500)	-	453,640
Secured Loans - Other	23,103,690	-	-	5,605,821	-	-	-	28,709,511
Total	$475,175,871	$12,100,435	$(52,248)	$88,300,060	$(37,182,463)	$(53,869,115)	$6,402,927	$490,875,467

(1)	Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.

(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments and foreign currency translation for the three months ended March 31, 2020 attributable to Level 3 investments still held at March 31, 2020 was $21,709,268. There were no reclassifications attributable to Level 3 investments during the three months ended March 31, 2020. The total net change in unrealized appreciation at fair value for the three months ended March 31, 2020 was $5,730,739.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2019:

	Balance as of December 31, 2018	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and Repayments of investments(2)	Net realized gain on investments	Balance as of March 31, 2019

Limited Liability Company Member Interests	$304,542,921	$9,269,503	$-	$34,125,206	$(1,919,492)	$-	$-	$346,018,138
Capital Stock	2,081,554	$(6,558)	29,728	-	-	-	-	2,104,724
Energy Efficiency - Secured Loans	551,640	-	-	-	-	(32,500)	-	519,140
Secured Loans - Other	-	-	-	5,000,000	-	-	-	5,000,000
Total	$307,176,115	$9,262,945	$29,728	$39,125,206	$(1,919,492)	$(32,500)	$-	$353,642,002

(1)	Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.

(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2019 attributable to Level 3 investments and foreign currency translation still held at March 31, 2019 was $9,292,673. There were no reclassifications attributable to Level 3 investments during the three months ended March 31, 2019. The total net change in unrealized appreciation (depreciation) at fair value for the three months ended March 31, 2019 was $7,281,283.

As of March 31, 2020, all of company investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of March 31, 2020:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Biomass	$21,486,133	Transaction Cost	Not Applicable	Not Applicable
Commercial Solar	$225,194,189	Income Approach	Discount rate, future kWh production, and estimated remaining useful life	Weighted average 7.70%, 0.50% annual degradation in production, Weighted average 30.7 years
Wind	$126,434,341	Income Approach and Transaction Cost	Discount rate, future kWh production, and estimated remaining useful life	Weighted average 8.10%, no annual degradation in production, Weighted average 24.2 years
Pre-Operational Assets	$73,596,422	Transaction Cost	Not Applicable	Not Applicable
Other Investments	$14,631,095	Transaction Cost	Not Applicable	Not Applicable
Energy Efficiency	$823,776	Income and Collateral Based Approach	Income Based Approach and Market Yields	10.25% - 20.40%
Secured Loans – Commercial Solar	$28,709,511	Yield Analysis	Market Yields	Weighted average 8.70%

As of December 31, 2019, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2019:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Biomass	$21,425,600	Transaction Cost	Not Applicable	Not Applicable
Commercial Solar	$172,492,229	Income Approach and Market approach	Discount rate, future kWh production, and estimated remaining useful life	7.25%-9.25%, 0.5% annual degradation in production, 13.5- 34.3 years
Residential Solar	$47,432,455	Income Approach and Market approach	Discount rate, future kWh production, and estimated remaining useful life	7.25%-9.25%, 0.5% annual degradation in production, 13.5- 34.3 years
Wind	$101,660,5766	Income Approach	Discount rate, future kWh production, and estimated remaining useful life	8.50%, no annual degradation in production, 27.9- 29.0 years
Pre-Operational Assets	$95,718,187	Transaction Cost	Not Applicable	Not Applicable
Other Investments	$12,473,975	Transaction Cost	Not Applicable	Not Applicable
Secured Loans - Commercial Solar	$23,103,690	Yield Analysis	Market Yields	8.0% - 10.0%
Energy Efficiency	$869,159	Income and Collateral Based Approach	Income Based Approach and Market Yields	10.25%-20.4%

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

Note 5. Related Party Agreements and Transactions Agreements

The company has executed advisory and administration agreements with the advisor and Greenbacker Administration, LLC, our administrator, respectively, which entitles the advisor, and certain affiliates of the advisor, to specified fees upon the provision of certain services with regard to the ongoing management of the company as well as reimbursement of O&O costs incurred by the advisor on behalf of the company (as discussed in Note 2) and certain other operating costs incurred by the advisor on behalf of the company. As the company’s continuous public offering was terminated on March 29, 2019, the dealer manager will no longer receive any selling commissions or dealer manager fees. However, the dealer manager will continue to receive distribution fess on Class C shares until the maximum amount of commissions and dealer manager fees permitted by applicable regulation is reached.

The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our advisor and “special unit”, refers to the special unit of limited liability company interest in GREC. This entitles the Special Unitholder to an incentive allocation and distribution.

The commissions, fees and reimbursement obligations related to our terminated continuous offering were as follows:

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	Up to 7% of gross offering proceeds from the sale of Class A shares, up to 3% of gross offering proceeds from the sale of Class C shares and up to 6% of gross offering proceeds for the sale of Class P-A shares. No selling commission were paid with respect to Class I and Class P-I shares or for sales pursuant to the dividend reinvestment plan. All its selling commissions were re-allowed to participating broker-dealers.

Dealer Manager Fee — Dealer Manager	Up to 2.75% of gross offering proceeds from the sale of Class A and C shares, and up to 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee was paid for sales pursuant to the dividend reinvestment plan. The dealer manager re-allowed a portion of its dealer manager fee to selected broker-dealers during the offering.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company pays the dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of 1) a listing of the Class C shares on a national securities exchange, 2) following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering of Class C shares or 3) Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers. While the company estimated the amount of distribution fees expected to be paid and recorded that liability at the time of sale, it continues to assess the value of the liability on a regular basis

O&O costs — Advisor	The company reimbursed the advisor for the O&O costs (other than selling commissions and dealer manager fees) it had incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. During the initial and secondary offerings approximately 3.8%, or $9.8 million, was charged against gross offering proceeds for O&O costs.

The fees and reimbursement obligations related to our ongoing operation of the company are as follows:

Type of Compensation and Recipient	Determination of Amount
Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears, or more frequently as authorized under the advisory agreement. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

Incentive Allocation and Distribution — Special Unitholder	The incentive distribution to which the Special Unitholder is entitled to will be calculated and payable quarterly in arrears based on the pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means interest income, dividend and distribution income from equity investments (excluding that portion of distributions that are treated as return of capital) and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus the operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with the company’s Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes.

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

Capital Gains Incentive Distribution — Special Unitholder	The capital gains incentive distribution will be determined and payable to the Special Unitholder in arrears as of the end of each fiscal quarter (or upon termination of the advisory agreement, as of the termination date) to the Special Unitholder, and will equal 20.0% of the company’s realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any capital gain incentive distributions.

Liquidation Incentive Distribution — Special Unitholder	The liquidation incentive distribution payable to the Special Unitholder will equal 20.0% of the net proceeds from a liquidation of the company (other than in connection with a listing, as described below) in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital shall mean cumulative gross proceeds generated from sales of shares (including the DRP) reduced for distributions to members of proceeds from non-liquidation dispositions of our assets and amounts paid for share repurchases pursuant to the Share Repurchase Program. In the event of any liquidity event that involves a listing of the company’s shares, or a transaction in which the company’s members receive shares of a company that is listed, on a national securities exchange, the liquidation incentive distribution will equal 20% of the amount, if any, by which the company’s listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing (the “listing premium”). Any such listing premium and related liquidation incentive distribution will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.

For the three months ended March 31, 2020, the advisor earned $2,399,753, in management fees. The Consolidated Statement of Operations also reflects a $2,687,459 increase in incentive allocation for the three months ended March 31, 2020, shown as net decrease in net assets attributed to special unitholder. For the three months ended March 31, 2019, the advisor earned $1,822,066 in management fees. There was a capital gains incentive distribution of $1,124,000 and nil for the three months ended March 31, 2020 and March 31, 2019, respectively. The Consolidated Statement of Operations also reflects a $1,456,257 increase in incentive allocation for the three months ended March 31, 2019, shown as a net decrease in net assets attributed to special unitholder.

As of March 31, 2020, and December 31, 2019, no amounts were due to the advisor.

For the three months ended March 31, 2020, the company paid nil in dealer manager fees and nil in selling commissions to the company’s dealer manager, SC Distributors. For the three months ended March 31, 2019, the company paid $237,599 in dealer manager fees and $593,872 in selling commissions to the dealer manager. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares, prior to the receipt by the company, and thus are not reflected in the company’s Consolidated Statements of Operations.

As of March 31, 2020, and December 31, 2019, the advisor owned 23,601 Class A shares.

The company entered secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of March 31, 2020, all loans and operating leases are considered current per their terms.

The company entered into a transaction with Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”) to sell the Sol Phoenix Solar LLC investment, included within the Phoenix Solar Portfolio, on September 30, 2019 for $16,874,761, which sale price was later increased to total $17,175,554 as of December 31, 2019. GROZ is an affiliate of GREC, as the fund shares the same advisor as GREC. Since GROZ is an affiliate of the company, the determination of the purchase price was based on the fair value of the investment as determined by an independent third-party appraiser. The purchase was determined by a majority of the company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction to be fair and reasonable to the company. The transaction resulted in a realized gain of $7,494,464 recorded in the Consolidated Statements of Operations. GROZ paid an initial amount of $1,500,000 at closing with an additional $8,184,393 was paid by GROZ as of December 31, 2019. For the three months ended March 31, 2020 an additional $4,788,186 was paid by GROZ. The remaining balance is included in Investment Sales Receivable in the Consolidated Statements of Assets and Liabilities. The remaining balance is expected to be paid by December 31, 2020.

On December 10, 2019, the company through its wholly owned subsidiary, Citrine Solar LLC, entered into a second transaction with GROZ to sell the Fremont CO I, LLC asset. The asset was sold for a purchase price of $5,272,475, based upon the fair value of the investment as determined by an independent third-party appraiser and a determination by a majority of the company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction that the purchase price was fair and reasonable to the company. The transaction resulted in a realized gain of $794,475 recorded in the Consolidated Statement of Operations. As of December 31, 2019, a total of $2,531,000 was paid by GROZ. As of March 31, 2020, an additional $270,250 was paid by GROZ and the remaining balance is included in Investment Sales Receivable in the Consolidated Statements of Assets and Liabilities. The remaining balance is expected to be paid by December 31, 2020.

Note 6. Borrowings

On June 20, 2019, the company, through GREC HoldCo, entered into a new credit agreement among the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger, sole lead bookrunner, and as swap counterparty. The new credit facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $58,307,080 was drawn down at closing. The $110,000,000 borrowing base has since been reduced to $89,377,253 as a result of our sale of the Raleigh Portfolio and a portion of the East to West Portfolio and their subsequent removal from the facility. The New Credit Facility allows for additional drawdowns through June 20, 2020, at which point the outstanding loans shall convert to an additional term loan and mature on June 20, 2025. As of March 31, 2020, the company has drawn down a net additional $9,878,965 increasing the total amount drawn on the credit facility.

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

Borrowings under the New Credit Facility are back leveraged and secured by all the assets of GREC HoldCo and the equity interests of each direct and indirect subsidiary of the company. The company, GREC and each direct and indirect subsidiary of the company are guarantors of the company’s obligations under the New Credit Facility. GREC has pledged all the equity interests of the GREC HoldCo as collateral for the New Credit Facility.

As of March 31, 2020, the outstanding balance is approximately $68.2 million. Financing costs of $3.1 million related to the New Credit Facility have been capitalized and are being amortized over the current term of the New Credit Facility.

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

Regarding the Credit Facility, the company has entered into five separate interest rate swap agreements. The first swap (“Swap 1”), effective July 13, 2016, has an initial notional amount of $4,300,000 to swap the floating rate interest payments on the original Facility 1 Term Loan for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap (“Swap 2”), with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,920,650, was used to swap the floating rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.261%. The third swap (“Swap 3”), with a trade date of January 11, 2018 and an effective date of December 31, 2018 and an initial notional amount of $29,624,945 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The fourth swap (“Swap 4”), with a trade date of February 7, 2018 and an effective date of December 31, 2018 and an initial notional amount of $4,180,063 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fifth swap (“Swap 5”), with a trade date of January 2, 2019 and an effective date of September 30, 2019 and an initial notional amount of $38,203,506 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%. If an event of default shall occur and be continuing under the New Credit Facility, the commitments under the New Credit Facility may be terminated and the principal amount outstanding under the New Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

If an event of default shall occur and be continuing under the New Credit Facility, the commitments under the New Credit Facility may be terminated and the principal amount outstanding under the New Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

On December 6, 2019 the company entered into a $15,000,000 revolving letter of credit facility agreement (“LC Facility”) with Fifth Third Bank. The LC Facility has a maturity date of December 6, 2020. On January 30, 2020 the amount of $5.6 million was drawn down. On March 18, 2020 a repayment of $1.9 million was made, reducing the outstanding balance of the LC Facility.

The company’s outstanding debt as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020					December 31, 2019
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
Revolver	$89,377,253	$68,185,670	$68,185,670	$3,088,651	$65,097,019	$96,438,316	$71,990,467	$71,990,467	$3,103,681	$68,886,785
LC Facility	$15,000,000	$3,760,288	$3,760,288	$-	$3,760,288	N/A	N/A	N/A	N/A	N/A
	$104,377,253	$71,945,958	$71,945,958	$3,088,651	$68,857,307	$96,438,316	$71,990,467	$71,990,467	$3,103,681	$68,886,785

The following table shows the components of interest expense, commitment fees related to the Credit Facility and LC Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the three months ended March 31, 2020 and March 31, 2019:

	For the three months Ended March 31, 2020	For the three months Ended March 31, 2019
Credit Facility commitment fee	$10,742	$10,624
Credit Facility Loan interest*	662,444	403,540
Amortization of deferred financing costs	56,530	55,909
Total	$729,716	$470,073
Weighted average interest rate on credit facility	3.51%	4.62%
Weighted average outstanding balance of credit facility	$70,465,335	$30,665,460

*	Includes financing costs of credit facility.

As of December 31, 2019, the weighted average interest rate on credit facility was 4.32% and the weighted average outstanding balance of the credit facility was $53,753,277.

The principal payments due on the Credit Facility for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2020	$3,369,938
2021	5,018,781
2022	4,908,899
2023	5,041,038
2024	5,253,439
Thereafter	44,593,575
$68,185,670

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

Class P-A: Class P-A shares were previously offered with a selling commission of up to 6% and a dealer manager fee of up to 2.50%. Effective March 29, 2019 Class P-A shares were no longer offered for sale.

Class P-I shares are currently offered at net asset value through a private placement memorandum.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of March 31, 2020:

	Shares Outstanding as of December 31, 2019	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of March 31, 2020
Class A shares	17,210,016	-	117,135	(132,833)	-	17,194,318
Class C shares	2,718,475	-	22,921	(4,911)	(12,417)	2,724,068
Class I shares	6,693,658	-	65,004	(28,138)	12,163	6,742,687
Class P-A shares	18,109	-	-	-	-	18,109
Class P-I shares	21,249,352	1,874,392	-	(48,153)	-	23,075,591
	47,889,610	1,874,392	205,060	(214,035)	(254)	49,754,773

The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2019:

	Shares Outstanding as of December 31, 2018	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2019
Class A shares	16,714,738	596,521	457,336	(558,579)	17,210,016
Class C shares	2,222,478	425,956	86,970	(16,929)	2,718,475
Class I shares	6,209,416	429,923	240,190	(185,871)	6,693,658
Class P-A shares	15,478	2,631	-	-	18,109
Class P-I shares	11,841,392	9,631,641	-	(223,681)	21,249,352
	37,003,502	11,086,672	784,496	(985,060)	47,889,610

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the three months ended March 31, 2020 and March 31, 2019 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the three months ended March 31, 2020:
Proceeds from Shares Sold	$-	$-	$-	$-	$16,695,894	$16,695,894
Proceeds from Shares Issued through Reinvestment of Distributions	$1,007,024	$193,050	$559,012	$-	$-	$1,759,086
For the three months ended March 31, 2019:
Proceeds from Shares Sold	$5,255,615	$3,651,717	$3,709,006	$22,875	$26,280,294	$38,919,507
Proceeds from Shares Issued through Reinvestment of Distributions	$1,039,458	$169,735	$538,393	$-	$-	$1,747,586

As of March 31, 2020, and December 31, 2019, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The LLC Agreement also authorizes the board of directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit. The proceeds related to the shareholder receivable amount of $593,364 presented on the Consolidated Statements of Assets and Liabilities as of March 31, 2020 were subsequently collected on April 1, 2020.

Distribution Reinvestment Plan

The company adopted a DRP through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The board of directors may reallocate the shares between the public offering and the DRP. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the company’s prior public offerings. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 (File No. 333-231960) we are offering a maximum of $10,000,000 in shares of our common stock to our existing shareholders pursuant to the DRP. Management plans to increase the size of the offering once the maximum offering amount is reached. During this offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current net offering price per share. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of March 31, 2020, the company issued 1,705,555 Class A shares, 243,912 Class C shares, and 743,740 Class I shares for a total of 2,693,207 shares issued under the DRP. As of December 31, 2019, the company issued 1,588,435 Class A shares, 220,991 Class C shares, and 678,445 Class I shares for a total of 2,487,871 shares issued under the DRP.

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

		Class of Share
Distribution Period		A	C	I	P-A	P-I
1-Nov-17	31-Jan-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-Feb-18	30-Apr-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-May-18	31-Jul-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-Aug-18	31-Oct-18	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Nov-18	31-Jan-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Feb-19	30-Apr-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-May-19	31-Jul-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Aug-19	31-Oct-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Nov-19	31-Jan-20	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Feb-20	31-Mar-20	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280

The following table reflects the distributions declared during the three months ended March 31, 2020:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 3, 2020	$2,392,239	$603,861	$2,996,100
March 2, 2020	2,295,227	562,148	2,857,375
April 1, 2020	2,483,693	593,364	3,077,057
Total	$7,171,159	$1,759,373	$8,930,532

The following table reflects the distributions declared during the three months ended March 31, 2019:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2019	$1,317,325	$583,571	$1,900,896
March 1, 2019	1,247,614	552,615	1,800,229
April 1, 2019	1,452,585	611,400	2,063,985
Total	$4,017,524	$1,747,586	$5,765,110

All distributions paid for the three months ended March 31, 2020 are expected to be reported as a return of capital to members for tax reporting purposes and all distributions paid for the three months ended March 31, 2019 were reported as a return of capital to members for tax purposes.

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Cash from operations	$1,573,476	$-
Offering proceeds	5,537,049	3,825,718
Total Cash Distributions	$7,110,525	$3,825,718

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds. Due to the company’s change in investment portfolio composition in 2018 to include a greater percentage of pre-operational assets, a significant amount of distributions will continue to be funded from offering proceeds.

Note 9. Commitments and Contingencies

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of March 31, 2020, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

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

Pledge of Parent Company Guarantees: Pursuant to various contracts in which the company has provided a parent company guarantee, the entities and indirectly the company has committed $323.4 million in unsecured guarantees, in the event of a default at the underlying entity.

Investment in to be constructed assets: Pursuant to various engineering, procurement and construction contracts to which 8 entities of the company are individually a party, the entities, and indirectly the company, has committed an outstanding balance of approximately $127.4 million to complete construction of the facilities. Based upon current construction schedules, the expectation is these commitments will be fulfilled in 2020 into 2021. We also have 8 entities of the company that are individually a party, and indirectly the company, and committed an outstanding balance of approximately $125.4 million to membership interest purchase agreements as of March 31, 2020. The company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.

Unsecured guarantee of subsidiary renewable energy credit (“REC”) forward contracts: For the majority of the forward REC contracts currently effective as of March 31, 2020 where a subsidiary of the company is the principal, the company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is approximately $83,325 as of March 31, 2020.

See Note 1 — Organization and Operations of the Company and Note 5 — Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the three months ended March 31, 2020.

	For the three months ended March 31, 2020
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.56	$8.38	$8.56	$8.60	$8.90
Net investment income(3)	0.10	0.10	0.10	0.10	0.10
Net realized and unrealized gain on investments, net of incentive allocation to special unitholder	0.19	0.19	0.19	0.19	0.19
Change in translation of assets and liabilities denominated in foreign currencies (4)	-	-	-	-	-
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.11)	(0.11)	(0.11)	(0.11)	(0.11)
Net increase in net assets attributed to common stockholders	0.18	0.18	0.18	0.18	0.18
Shareholder distributions:
Distributions from net investment income	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)
Distributions from offering proceeds	(0.12)	(0.12)	(0.12)	(0.12)	(0.11)
Offering costs and deferred sales commissions	-	-	-	-	-
Other(2)	-	-	-	-	0.01
Net decrease in members' equity attributed to common shares	(0.15)	(0.15)	(0.15)	(0.15)	(0.13)
Net asset value for common shares at end of period	$8.59	$8.41	$8.59	$8.63	$8.95
Common shareholders' equity at end of period	$147,620,207	$22,910,360	$57,888,710	$156,293	$206,443,274
Common shares outstanding at end of period	17,194,318	2,724,068	6,742,687	18,109	23,075,591

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	2.14%	2.14%	2.14%	2.73%	2.22%
Ratio of net investment income to average net assets	4.68%	4.78%	4.68%	4.65%	4.50%
Ratio of operating expenses to average net assets	4.25%	4.34%	4.25%	4.23%	4.08%
Portfolio turnover rate	11.15%	11.15%	11.15%	11.15%	11.15%

(1)

The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the period ended March 31, 2020, which were 17,248,989, 2,723,350, 6,718,738, 18,109 and 22,282,497, respectively.

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

	For the three months ended March 31, 2019
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.54	$8.34	$8.54	$8.55	$8.76
Net investment loss(3)	(0.02)	(0.02)	(0.02)	(0.02)	(0.02)
Net realized and unrealized gain/(loss) on investments, net of incentive allocation to special unitholder	0.18	0.18	0.18	0.18	0.18
Change in translation of assets and liabilities denominated in foreign currencies (4)	-	-	-	-	-
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.02)	(0.02)	(0.02)	(0.02)	(0.02)
Net increase in net assets attributed to common stockholders	0.14	0.14	0.14	0.14	0.14
Shareholder distributions:
Distributions from net investment income	-	-	-	-	-
Distributions from offering proceeds	(0.15)	(0.15)	(0.15)	(0.15)	(0.14)
Offering costs and deferred sales commissions	(0.01)	(0.04)	(0.01)	-	-
Other(2)	(0.02)	0.03	(0.02)	(0.02)	-
Net decrease in members’ equity attributed to common shares	(0.18)	(0.16)	(0.18)	(0.17)	(0.14)
Net asset value for common shares at end of period	$8.50	$8.32	$8.50	$8.52	$8.76
Common shareholders’ equity at end of period	$147,458,709	$22,208,298	$56,643,455	$154,375	$129,600,772
Common shares outstanding at end of period	17,348,293	2,668,333	6,664,017	18,109	14,799,330

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	1.24%	1.48%	1.24%	1.34%	1.63%
Ratio of net investment income to average net assets	-0.97%	-0.99%	-0.97%	-0.97%	-0.94%
Ratio of operating expenses to average net assets	4.15%	4.24%	4.15%	4.14%	4.04%
Portfolio turnover rate	0.01%	0.01%	0.01%	0.01%	0.01%

(1)	The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the period ended March 31, 2019, which were 17,183,282, 2,497,557, 6,526,709, 17,024 and 13,286,831, respectively.

(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

(3)	Does not reflect any incentive allocations that may be payable to the Special Unitholder.

(4)	Amount is less than $0.01 per share.

Note 11. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2020 (unaudited).

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

GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all the outstanding shares of capital stock of GREC. GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC, was formed in Delaware, in June 2016 (“GREC HoldCo”). GREC Administration LLC and Danforth Shared Services LLC, both wholly-owned subsidiaries of GREC, were formed in Delaware, in January 2020 and May 2019, respectively. The LLC, Danforth Shared Services LLC, GREC, GREC Administration LLC, and GREC HoldCo (collectively “we”, “us”, “our”, and the “company”) are managed and advised by Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year end is December 31.

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

Overall, GCM’s strategy of purchasing smaller renewable energy projects where there is less competition from the larger capital providers has enabled us to build a diversified portfolio of high quality, higher returning assets.  Having a portfolio of smaller projects is initially more expensive and time consuming to operate than having a smaller number of much larger projects, as all renewable energy projects have similar onboarding and acquisition costs irrespective of their size. However, at scale there are considerable efficiencies to be obtained on smaller projects through the streamlining of operations, buying insurance and other services in bulk and obtaining much better financing terms and these benefits are then available to be enjoyed over the whole of the economic life of the assets; which in most cases is 30 to 35 years. GCM views the downside of the additional upfront costs as well worth the investment to provide superior returns over the long term. The larger and more efficient the company becomes the more we create a sustainable competitive advantage in the marketplace.  There are other advantages of this strategy as well such as wide geographic diversity, which is very important when weather plays such an important part in the generation of our income, credit risk diversity, operational diversity, technology diversity and smoothing the seasonality to name just a few. Another key advantage is that we expect to see more of the investment opportunities in the future in smaller projects as the economy continues to embrace the concept of distributed energy and move away from the traditional centralized generation model.  As this trend continues, we expect to see more smaller transactions coming to market and far fewer large transactions.  In the year ending December 31, 2019 we executed 12 portfolio acquisition transactions, and four portfolio sales, bringing us to a total of 34 portfolios to date.  During the quarter ending March 31, 2020, we executed an additional portfolio acquisition transaction, and two portfolio sales, two portfolio consolidations, and one portfolio disposal, bringing us to a net total of 31 portfolios. As our access to capital has increased, the average size of the investment has increased from 13.98 MW per portfolio in 2018 to 19.83 MW per portfolio in 2019, a 41.85% increase year over year. As of March 31, 2020, the average size of our investments has increased again to 19.97 MW per portfolio.

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

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the three months ended March 31, 2020 and the year ended December 31, 2019.

	For the three months ended March 31, 2020	For the year ended December 31, 2019
Investment grade:
Utility	66.1%	60.2%
Municipality	6.5	8.1
Corporation	0.4	0.2
Subtotal Investment Grade	73.0%	68.5%

Non-investment grade or no rating:
Utility	17.7%	15.0%
Municipality	2.8	2.4
Residential*	5.0	12.4
Corporation	1.5	1.7
Subtotal non-investment grade or no rating	27.0%	31.5%
Total	100%	100.0%

*	Residential amounts include revenue from our Residential Portfolios prior to the sale on March 5, 2020.

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

A number of the PPAs for our projects are structured as “behind the meter” agreements with commercial or government entities. Under the agreements, all electricity generated by a project will be purchased by the off-taker at an agreed upon rate that may be set at a slight discount to the retail electric tariff rate for the off-taker. These agreements also typically provide for annual rate increases over the term of the agreement although that is not a necessary requirement. The behind the meter agreement is generally long-term in nature and further typically provides that, should the off-taker fail to fulfill its contractual obligation, any electricity that is not purchased by the off-taker may be sold to the local utility, usually at an equivalent wholesale spot electric rate.

While we currently do not hold any residential solar assets, we had structured some of our prior investments in residential solar with a similar commercial arrangement to that of the PPAs with utilities and other large commercial users of electricity for our energy projects, as described above. In addition, we had acquired residential solar assets which had a private purchase agreement with the residential homeowner as counterparty as well as leasing the solar assets to residential owners on a long-term basis where the residential owner directly receives the benefit of the electricity generated.

We currently finance energy efficiency projects, which seek to enable businesses and governmental organizations to consume less energy while at the same time providing the same or greater level of amenity. Financing for energy efficiency projects is generally used to pay for energy efficiency retrofits of buildings, homes, businesses, and replacement of other inefficient energy consuming assets with more modern technologies. These projects are structured to provide predictable long-term cash flows by receiving a portion of the energy savings and the potential sale of associated RECs and EECs generated by such installations. In each of our renewable energy and energy efficiency investments, we intend, where appropriate, to maximize the benefits of renewable portfolio standards or RPS as well as other U.S. federal, state and local government support and incentives for the renewable energy industry.

The table below sets forth the company’s investments in alternative energy generation portfolios as March 31, 2020.

	Acquisition Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Commercial Solar	Ontario, Canada	100% equity ownership	$1,603,136	Rooftop mounted solar photovoltaic systems	0.6
Conic Portfolio	First quarter 2018, Second quarter 2018, Fourth quarter 2018	Commercial Solar	Colorado, North Carolina	Managing member, majority equity owner	$11,940,823	Commercial ground and roof mounted photovoltaic systems	37.0
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015, Second quarter 2018, First quarter 2019	Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership or Managing member, majority equity owner	$26,484,029	Commercial ground and roof mounted photovoltaic systems	21.1
Foresight Solar Portfolio	Fourth quarter 2017	Commercial Solar	California, Colorado	Managing member, majority equity owner	$13,805,000	Commercial ground and roof mounted photovoltaic systems	10.1
Golden Horizons Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	100% equity ownership	$9,290,000	Commercial ground and roof mounted photovoltaic systems	7.8
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015, Fourth quarter 2019	Commercial Solar	Vermont	100% equity ownership	$26,844,254	Commercial ground and roof mounted photovoltaic systems	13.1
Longleaf Solar Portfolio	Fourth quarter 2018	Commercial Solar	North Carolina	Managing member, majority equity owner	$22,932,498	Commercial ground and roof mounted photovoltaic systems	21.8
Magnolia Sun Portfolio	Third quarter 2015, Third quarter 2016	Commercial Solar	California, Massachusetts and Tennessee	100% equity ownership or Managing Member, Majority Equity Owner	$24,430,742	Commercial ground and roof mounted photovoltaic systems	12.2
Midway III Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	Managing member, majority equity owner	$10,903,473	Commercial ground and roof mounted photovoltaic systems	26.0
Six States Solar Portfolio	Fourth quarter 2015, Second quarter 2016, Third quarter 2017, Second quarter 2018	Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% equity ownership	$12,480,306	Ground and roof mounted solar systems	13.0
Sunny Mountain Portfolio	Third quarter 2014	Commercial Solar	Colorado	100% equity ownership	$884,578	Commercial and residential ground and roof mounted solar photovoltaic systems	0.8
Trillium Portfolio	Fourth quarter 2019	Commercial Solar	Arkansas, Colorado, Maryland, New Jersey, Vermont, Washington D.C	Managing member, majority equity owner	$27,164,638	Commercial ground and roof mounted solar photovoltaic systems	22.0

	Acquisition Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*

Greenbacker Wind Portfolio – California	Fourth quarter 2017	Wind	California	100% equity ownership	$9,545,559	Operating wind power facilities	6.0
Greenbacker Wind Portfolio – Holdco	Second quarter 2017, Fourth quarter 2017, Second quarter 2019, Third quarter 2019	Wind	Idaho, Iowa, Minnesota, and Vermont	100% equity ownership	$69,510,591	Operating wind power facilities	131.3
Greenbacker Wind Portfolio – Massachusetts	Fourth quarter 2019	Wind	Massachusetts	Managing member, majority equity owner	$10,455,514	Operating wind power facilities	5.0
Greenbacker Wind Portfolio – Montana	Fourth quarter 2015, Fourth quarter 2016	Wind	Montana	Managing member, equity owner	$24,806,684	Operating wind power facilities	35.0
Eagle Valley Biomass Portfolio	Second quarter 2019	Biomass	Colorado	100% equity ownership	$21,486,133	Operating biomass facility	12.0
Citrine Solar Portfolio	Fourth quarter 2019	Pre-Operational Assets	California, Massachusetts, and New Jersey	100% equity ownership	$2,434,203	Commercial ground and roof mounted photovoltaic systems	13.7
Colorado CES Portfolio	Second quarter 2019, First quarter 2020	Pre-Operational Assets	Colorado	100% equity ownership	$2,554,576	Commercial ground and rooftop solar photovoltaic systems	2.0
Electric City Portfolio	Fourth quarter 2019	Pre-Operational Assets	Michigan	100% equity ownership	$6,417,622	Commercial ground mounted photovoltaic systems	18.9
Greenbacker Wind Portfolio – Maine	First quarter 2020	Pre-Operational Assets	Maine	100% equity ownership	$2,722,541	Pre-operational wind power facilities	15.3
Omni Portfolio	First Quarter 2019	Pre-Operational Assets	California, New Jersey, Maryland	100% equity ownership	$19,403,089	Commercial ground and roof mounted photovoltaic systems	19.6
Oregon Sun Portfolio	Third quarter 2019	Pre-Operational Assets	Oregon	100% equity ownership	$5,989,353	Commercial ground and roof mounted photovoltaic systems	6.2
Phoenix Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	Pennsylvania	100% equity ownership	$5,204,607	Commercial ground and roof mounted photovoltaic systems	7.2
SE Solar 2019 Portfolio	Fourth quarter 2018	Pre-Operational Assets	North Carolina	100% equity ownership	$5,000,000	Commercial ground and roof mounted photovoltaic systems	20.8

	Acquisition Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Turquoise Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	Nevada	100% equity ownership	$23,870,431	Commercial ground and roof mounted photovoltaic systems	60.6
Other Portfolios	Third quarter 2018, Fourth quarter 2019 Fourth quarter 2018	Pre-Operational Assets	California, Colorado, and North Carolina	100% equity ownership	$14,961,774	Commercial ground and roof mounted photovoltaic systems & Biomass facility	N/A
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency	Puerto Rico	Capital lease	$371,776	Energy efficiency LED lighting	N/A
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency	Pennsylvania	Secured loan	$453,640	Energy efficiency LED lighting	N/A
Encore Loan	Fourth quarter 2019	Secured Loan	Vermont	Secured loan	$5,000,680	Loan	N/A
Hudson Loan	Third quarter 2019	Secured Loan	New York	Secured loan	$9,945,275	Loan	N/A
New Market Loan	Fourth quarter 2019	Secured Loan	North Carolina	Secured loan	$5,000,000	Loan	N/A
SE Solar Loan	First quarter 2019	Secured Loan	North Carolina	Secured Loan	$5,000,000	Loan	N/A
TUUSSO Loan	Fourth quarter 2019	Secured Loan	Washington	Secured Loan	$3,763,556	Loan	N/A

*	Approximate.

**	Does not include assumed project level debt.

***	100% Equity ownership, majority equity owner (>50%), equity owner (<50%), Managing Member of the Limited Liability Company, secured loan or a capital lease.

The investments described above have allowed us to execute on our strategy of constructing a portfolio of projects offering predictable power generation characteristics and generally stable income streams which include seasonal solar generation income (generally stronger in the summer months), wind generation income (generally stronger in the winter months), biomass generation income, and energy efficiency lighting investments.

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

Pursuant to the now-terminated Registration Statement on Form S-1 (File No. 333-211571), we offered on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests, consisting of up to $800,000,000 of shares in the primary offering and up to $200,000,000 of shares pursuant to the Distribution Reinvestment Plan (the “DRP”). The primary offering was terminated on March 29, 2019. SC Distributors, LLC was the dealer manager for the primary offering. The company’s initial offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) terminated on February 7, 2017. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 (File No. 333-231960) we are offering a maximum of $10,000,000 in shares to our existing shareholders pursuant to the DRP. Shares of the company’s limited liability company interests issued pursuant to the DRP are initially being offered at the price equal to the then-current offering price per each class of shares.

After the finalization of the March 31, 2020 net asset value, the current offering price of the Class P-I shares is $8.95 per share.

As of March 31, 2020, and December 31, 2019, our advisor owned 23,601 shares.

As of March 31, 2020, we had received subscriptions for and issued 52,269,530 of our shares (including shares issued under the DRP) for gross proceeds of $483,874,176 (before dealer-manager fees of $4,307,374 and selling commissions of $14,190,829 for net proceeds of $465,375,973). As of December 31, 2019, we had received subscriptions for and issued 50,190,331 of our shares (including shares issued under the DRP) for gross proceeds of $465,384,994 (before dealer-manager fees of $4,307,374 and selling commissions of $14,190,829 for net proceeds of $446,886,791).

General Market Overview for Solar and Wind Projects

The market for renewable energy projects, particularly Solar and Wind farms continues to be robust, driven by a combination of macro factors such as low interest rates, continued strong economic activity as well as mandates in a number of states requiring a transition to clean energy sources. As a result, GCM continues to find projects that it deems to be attractive for investment.

GCM invests in projects that have long-term contracts to sell electricity to off-takers that we consider to be credit-worthy and sound. While we generally make equity investments in those facilities, the contracted cash flows from our investments bear certain characteristics of fixed rate debt instruments. As interest rates have declined this year, we have seen changes in the discount rate assumptions around Solar and wind which have resulted in increased value of these assets in the market.

There is also what we believe to be a unique opportunity driven by scheduled changes in tax laws. For example, the Production Tax Credit (PTC), a tax benefit for investors in wind projects expired on December 31, 2019. The Investment Tax Credit (ITC), a tax benefit for investors in solar projects is scheduled to decline from its current 30% to 26% for 2020. While these two changes are prospective (meaning that they will not affect assets that have already received the tax benefits) they will impact the pricing of future transactions because there will be less tax equity participation in those future deals. As a result, there is a tremendous amount of development activity this year as well as certain efforts to “safe harbor” projects so that they will qualify for the maximum tax benefits. As a buyer of these types of projects, GCM has experienced tremendous growth in our potential investment pipeline which we anticipate continuing through the end of 2020 at least.

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

Current Competition in the Alternative Energy — Wind Marketplace

Growth in the Wind Project Market was strong in 2019. According to the American Wind Energy Association’s (AWEA) U.S. Wind Industry Fourth Quarter 2019 Market Report, the U.S. wind industry installed 5,476 MW of new wind power capacity in the fourth quarter of 2019. For the full year ended December 31, 2019, the industry commissioned 9,143 MW in wind power capacity which is an increase of 20.5% over the year ended December 31, 2018. According to EIA, wind power has surpassed hydropower as the U.S. grid’s largest source of renewable electricity in 2019. As a result, we continue to see good investment opportunities in the Wind Project Market.

●	The EIA reported 10 gigawatts of wind additions in 2019, and projects a record additional 18.5 gigawatts to come online in 2020. If achieved, wind power will surpass the record level of wind capacity annual increase of 13.2 gigawatts from 2012.

●	Renewable portfolio standards are expected to continue to drive development in the wind sector particularly in the Northeast U.S. and California.

Thus, current market conditions remain favorable for additional wind development in 2020. Particularly for smaller middle market transactions involving assets similar to those in our current portfolio, we believe that we will continue to be competitive in bidding for wind assets. We also believe that we may see opportunities to purchase operating wind assets which have run through their tax credits.

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

We believe that this countercyclical diversification is highly beneficial in managing our cashflows throughout the year. We also believe that we are well positioned to find investable assets in this sector given our track record of purchasing five wind portfolios of this size range over the past four years. These purchases have enabled us to build relationships with respected developers who we may be able to work with in the near future.

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

The regulatory market for electric power is highly fragmented with each state having significant influence over the functioning of its respective market. The states are the primary regulator for the utilities, and they have implemented widely divergent policies at the state level. For example, some states allow utilities to be vertically integrated: producers of power as well as operators of the grid. Other states have separated those functions entirely.

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

COVID-19 Impact

In March of 2020, the United States declared a National Emergency concerning the COVID-19 outbreak. This came after the World Health Organization (“WHO”) declared the virus a global pandemic on March 11, 2020.

Since the outbreak of COVID-19 in the United States, it has generally been business as usual for the company despite the turmoil in markets and the shuttering of many businesses across the country. The customers of the energy projects we own are contractually bound to buy all the electricity the projects produce. Our investments generate revenue by selling electricity, and the associated environmental attributes, to electric utilities and other investment-grade and municipal entities. The sales are by way of long-term (average 15+ years) “take or pay” contracts, meaning that the counterparties are required to buy all the power that we produce for an agreed upon price, irrespective of demand. In a recession when demand for electricity is likely to fall, our project customers are still contractually required to buy all the electricity generated.

The wide geographic spread and smaller scale of our investments is an advantage as our regionally diversified spread of smaller-sized projects means we are not reliant on any one counterparty and are less impacted by events in any state or local government area.  Our wind and solar investments require minimal human intervention to operate and we are relatively immune to the impacts of self-isolation orders because all our facilities are monitored remotely. If issues arise, our operations and maintenance providers can quickly dispatch small, locally based technical teams to the sites. Most of our facilities maintain inventories of spare parts which should alleviate temporary supply chain issues caused by any shutdowns. Additionally, the increased travel restrictions that have arose as a result of the current situation have not had a significant impact on our ability to operate the business. There have been no significant changes to financial reporting systems or internal control processes.

Understanding that our assets under construction have a long lifecycle and are at the beginning of their useful lives, a few months of delays should have little, if any, effect on the long-term success of these investments. Many of our currently-being-constructed assets are in rural communities or outskirts of metropolitan areas that may be less affected by quarantine orders. While we expect that some of our activities will face delays during construction, ultimately the force majeure clauses in the contracts ensure that the projects will be completed and operate as expected with regards to grid connections and contracts to sell electricity.

The natural resources utilized to generate revenue by our investments, generally sunlight and wind, are obtained at no cost. The one exception in our portfolio today is Eagle Valley Clean Energy LLC (“EVCE”), a biomass facility in Gypsum Colorado, which requires the continuous supply of wood chips and a team of experienced people to operate the plant. While the project maintains a stockpile of woodchip inventory, this facility is clearly more vulnerable to the effects of this pandemic. As of March 31, 2020, no such impacts have been felt by EVCE which represents less than 3% of our gross investment value.

Generally, customers of our portfolio companies are electric utilities supplying an essential service to the community and operate as monopolies in their service areas. For that reason, they are highly regulated entities and subject to enormous amounts of public scrutiny. Even with that level of oversight, it is not impossible for an electric utility to go into bankruptcy, as we saw following the recent wildfires in northern California. Even in that extraordinary situation, we saw the State of California intervene to ensure that customers were not inconvenienced, and that the business of the utility was not interrupted. In addition to our large exposure to electric utilities, our portfolio mainly includes municipalities, school districts and other suppliers of essential services to the broader community. We have and will continue to assess the current and future business risks related to COVID-19 as new information becomes available, including any potential performance risk of our counterparties. As of the date of the filing we are not aware of any material impact to our financial results.

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

We have adopted ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

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

Dividend income is recorded (1) on the ex-dividend date for publicly issued securities and (2) when received from private investments or our project companies. The timing and amount of dividend income is determined on at least a quarterly basis by GREC. This process includes an analysis at the individual project company level based on cash available from operations and working capital ratios needed for the project company daily operations. Dividend income from our privately held, equity investments are recognized when approved. Dividends received from the company’s private investments, which generally reflect net cash flow from operations, are declared, accrued and paid on a quarterly basis at a minimum. The proceeds related to the dividend receivable amount of $2,132,500 presented on the consolidated statements of assets and liabilities as of March 31, 2020 were subsequently collected by May 5, 2020.

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

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares, sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. As of March 31, 2020, and December 31, 2019, the company recorded a liability for deferred sales commissions in the amount of $13,526 and $56,483, respectively.

Financing Costs

Financing costs related to debt liabilities of the company, GREC or GREC HoldCo are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the carrying amount of that debt liability. Financing costs are deferred and amortized using the straight-line method over the life of the debt liability.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (fiscal 2020 for the company). Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We have adopted ASU 2018-13 on our consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04- Reference Rate Reform (Topic 848), which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this update is effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. As of March 31, 2020, we have not elected to apply the optional amendments and are currently evaluating the impact of the ASU and the effect on our consolidated financial statements.

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

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

●	the last day of the fiscal year following the fifth anniversary of the completion of our offering, which occurred on March 29, 2019;

●	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

●	the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have: (1) more than $700,000,000 in outstanding common equity held by our non-affiliates as of the last day of our most recently completed second fiscal quarter; (2) been a public company for at least 12 months; and (3) filed at least one annual report with the SEC. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

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

Portfolio and Investment Activity

As of March 31, 2020, the company invested in numerous solar, wind, biomass, and energy efficiency projects included in 31 investment portfolios, as well as six secured loans, as follows:

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

East to West Solar Portfolio

The company owns 9.8 MW of operating solar power facilities located on 13 sites in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina (the “East to West Solar Portfolio”). The East to West Solar Portfolio consists of ground and roof mounted solar systems (each, a “System”) located on municipal and commercial properties as follows:

1.	Denver International Airport – The Denver International Airport System has a generation capacity of 1.6 MW and is located in Denver, Colorado. The System sells power directly to the City and County of Denver Department of Aviation, under a 25-year fixed rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year contract.

2.	SunSense I – The SunSense I System has a generation capacity of 0.5 MW and is located in Raleigh, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc., under a 20-year fixed rate PPA.

3.	SunSense II – The SunSense II System has a generation capacity of 0.5 MW and is located in Clayton, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc., under a 20-year fixed rate PPA.

4.	SunSense III – The SunSense III System has a generation capacity of 0.5 MW and is located in Fletcher, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc. under a 20-year fixed rate PPA.

5.	NIPSCO III – The NIPSCO “Turtle Top” System has a generation capacity of 0.4 MW and is located in New Paris, Indiana. The system sells power directly to the local utility, Northern Indiana Public Service Company (NIPSCO), under a 15-year escalating rate PPA.

6.	OUC I – The OUC I System has a generation capacity of 0.4 MW and is located in Orlando, Florida. The system sells power directly to the local utility, Orlando Utilities Commission, under a 25-year fixed rate PPA.

7.	KIUC – The KIUC System has a generation capacity of 0.4 MW and is located in Koloa, Hawaii. The system sells power directly to the local utility, the Kauai Island Utility Cooperative, under a 20-year fixed rate PPA.

8.	TJ Maxx – The TJ Maxx System has a generation capacity of 0.2 MW and is located in Bloomfield, Connecticut. The system sells power directly to the H.G. Conn. Realty Corp under a 15-year escalating rate PPA.

9.	Denver Public Schools (Green Valley) – The Green Valley System has a generation capacity of 0.1 MW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year fixed rate contract.

10.	Denver Public Schools (Rachel B. Noel) – The Rachel B. Noel System has a generation capacity of 0.1 MW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating rate PPA. The System also sells SRECs to the local utility, Xcel Energy, under a 20-year fixed rate contract.

11.	Denver Public Schools (Greenwood) – The Greenwood System has a generation capacity of 0.1 MW and is located in Denver, Colorado. The system sells power directly to the Denver Public Schools under a 20-year escalating rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year fixed rate contract.

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

The company owns an operating solar PV system comprising a total of 1.3 MW, Person County Solar Park 2 (PCIP) located in Timberlake, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy under a 20-year escalating rate PPA.

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

Magnolia Sun Portfolio

1.	Powerhouse One — The company owns four solar facilities located in Tennessee, with a total generation capacity of 3.0 MW. The facilities consist of commercial grade, ground mounted solar systems located on leased property within a five-mile radius in Fayetteville, Tennessee. The systems sell power directly to two local utilities; Tennessee Valley Authority and Fayetteville Public Utilities under long term PPAs.

2.	CaMa Solar — The company owns two solar facilities in California, and one in Massachusetts, with a total generation capacity of 0.6 MW. The California systems sell power to municipal off-takers; Santa Cruz City Schools, and Petaluma City Schools of Sonoma County, under long-term PPAs. The Massachusetts systems sells power to the WGBH Educational Foundation, located in Boston, MA, under a long-term PPA.

3.	SolaVerde — The company owns eleven solar facilities in Tennessee with a total capacity of 1.7 MW. Eight of the systems sell power directly to the local utility, Tennessee Valley Authority, under a long-term PPA. Three of the systems sell power to municipal off-takers.

4.	HESP - In the first quarter of 2020, the company purchased an operating solar portfolio that consists of 7 assets that are located across New York, New Jersey, and Washington D.C. The HESP portfolio totals 5.1 MW and originally achieved commercial operations between Q4 2017 and Q1 2018. The projects sell power to credit worthy municipalities, schools, and corporate off-takers.

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

Trillium Portfolio

The Trillium Portfolio is comprised of 10 solar projects, totaling 23.0 MW. The projects are located across Arkansas, Colorado, Maryland, New Jersey, Vermont, and Washington D.C. The projects will sell their generated electricity to a variety of municipal, commercial, and utility grade off takers through PPA contracts that range 15-28 years. Eight of the assets have reached operations as of March 31, 2020, the remaining two are anticipated to reach commercial operations in Q2 2020.

With the inclusion of owned and leased assets, the company operates approximately 185.5 MW of operating commercial solar power facilities throughout the United States as of March 31, 2020.

Greenbacker Wind — California Portfolio

Wagner Wind, purchased on December 26, 2017, is a 6.0 MW project located in Riverside, California that sells power directly to the City of Riverside California under a 15-year escalating rate PPA. The project consists of two 3.0 MW Vestas V90 turbines. The project was originally placed in service in the fourth quarter of 2012.

GB Wind HoldCo Portfolio

The GB Wind HoldCo Portfolio is comprised of the following four projects, Fossil Gulch Wind Park (Wind – Idaho), Georgia Mountain Community Wind (Wind – Vermont), Elk & Hawkeye (Wind – Iowa) and Community Wind South (Wind – Minnesota).

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

In Q1 2020, the company acquired an interest in two operating wind projects, Elk and Hawkeye. Elk is a 42.5 MW operating wind farm located in Delaware County, Iowa, and Hawkeye is a 37.5 MW operating wind farm located in Fayette County, Iowa. Elk and Hawkeye reached their COD in 2011 and 2012, respectively, and originally secured 20 and 25-year busbar PPA with an investment-grade utility. This acquisition has received regulatory approval in December 2019 and closed in January of 2020.

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

Citrine Portfolio

The Citrine Portfolio consists of costs associated with to be constructed solar projects located in Colorado, New Jersey and Massachusetts. The projects are expected to be placed in service throughout 2020.

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

Omni Portfolio

The company purchased the rights to a 21.2 MW to-be-constructed solar portfolio located in California, New Jersey and Maryland. The Omni Portfolio started construction in Q1 2019 and is expected to achieve commercial operations throughout 2020.

Oregon Sun Portfolio

The Oregon Sun Portfolio is a 9.3 MW to be constructed DG solar Portfolio located in Oregon. The Portfolio started construction in Q3 2019 and is estimated to achieve COD in Q2 2020.

Phoenix Solar Portfolio

The company purchased the rights to a 3.8 MW project located Northampton County, Pennsylvania. It is expected to reach commercial operation in Q2 2020.

SE Solar 2019 Portfolio

SE Solar 2019 Portfolio is comprised of 20.8 MW of solar projects located in North Carolina. The Portfolio is expected to reach commercial operations in throughout 2020.

Turquoise Solar Portfolio

The company purchased Turquoise Nevada LLC (“Turquoise Solar”), a to-be-constructed 60.6-MW solar project located in Washoe County, NV. Turquoise Solar started construction during 2019 and achieve commercial operations in Q2 2020. Once operational, Turquoise Nevada will sell 100% of generated electricity through a 25-year fixed-price PPA with a large regulated utility.

Greenbacker Wind Portfolio - Maine

In March 2020, the company purchased a 15.3 MW to be constructed wind farm located in Roxbury, Maine. The project is set to begin construction in Q2 2020 and is expected to reach commercial operations in Q3 2021.The project will sell power under a 20-year PPA with four investment grade, local municipal light departments.

The company has under contract approximately 164.3 MW of pre-operational assets related to future commercial solar and wind power facilities throughout the United States that are expected to become operational in 2020 and beyond.

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

LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans and capital leases outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of March 31, 2020, all loans and capital leases were considered current per their terms.

SE Solar Loan

In February 2019, the company entered into a short-term secured loan agreement with SunEnergy1, LLC. The loan bears an interest rate of 9% and matures on February 21, 2021.

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

Portfolio Disposals

The following portfolios were sold during the three months ended March 31, 2020:

Residential Portfolios

On March 5, 2020, the company closed a transaction to sell the entirety of its investments in the Greenbacker Residential Solar Portfolio and the Greenbacker Residential Solar Portfolio II (collectively the “Residential Portfolios”). The Residential Portfolios comprised 3,668 individual residential sites which were accumulated through a series of transactions from October 2016 to July 2017. The purchase price consideration for this transaction was $42,827,546 which resulted in a gain of $8,062,546 as it relates to the sale.

East to West Portfolio Assets

On January 10, 2020 the company closed a transaction to sell three assets North Carolina I, North Carolina II, and South Robeson, all included within the East to West Portfolio. The portfolio consisted of systems that comprised 11.35 MW of commercial solar photovoltaic systems. The purchase price consideration for this transaction was $11,084,803, which resulted in a realized loss of $1,574,617 as it relates to the sale.

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

Phoenix Portfolio

The company entered into a transaction with Greenbacker Renewable Opportunity Zone Fund, LLC. (“GROZ”) to sell the Sol Phoenix Solar LLC investment on September 30, 2019 for $16,874,761, which sale price was later increased to total $17,175,554 as of December 31, 2019. GROZ is an affiliate of the company, as the fund shares the same advisor as GREC. The company’s policies require that for sales of assets to any of its affiliates, a majority of our board of directors (including a majority of the independent directors) not otherwise interested in the transaction must determine that such transaction is fair and reasonable to the company. The determination of the purchase price was based on the fair value of the investment as determined by an independent third-party appraiser and our board of directors determined that such sale was fair and reasonable to the company. The transaction resulted in a realized gain of $7,494,464 recorded in the Consolidated Statements of Operations. GROZ paid an initial amount of $1,500,000 at closing. An additional $9,684,393 has been paid by GROZ as of March 31, 2020, and the remaining balance is included in Investment Sales Receivable in the Consolidated Statements of Assets and Liabilities.

Fremont Portfolio

On December 10, 2019, the company through its wholly owned subsidiary, Citrine Solar LLC, entered into a second transaction with GROZ to sell the Fremont CO I, LLC asset. The asset was sold for a purchase price of $5,272,475, based upon the fair value of the investment as determined by an independent third-party appraiser and a determination by a majority of our board of directors (including a majority of the independent directors) not otherwise interested in the transaction that the purchase price was fair and reasonable to the company. The transaction, which was approved by a majority of our board of directors (including a majority of the independent directors), resulted in a gain of $794,475 recorded in the Consolidated Statement of Operations. A total of $2,801,739 has been paid by GROZ as of March 31, 2020 and the remaining balance is included in Investment Sales Receivable in the Consolidated Statements of Assets and Liabilities.

Investment Summary

The following table presents the gross purchases of the gross funding of additional capital for new or existing investments for the three months ended March 31, 2020 and March 31, 2019:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Biomass
Eagle Valley Biomass Portfolio	$60,533	$-
Commercial Solar
Conic Portfolio	92,500	7,750,000
East to West Solar Portfolio	226,852	1,950,000
Foresight Solar Portfolio	18,000	150,000
Green Maple Portfolio	838,270	-
Longleaf Portfolio	40,000	-
Magnolia Sun Portfolio	13,606,286	-
Midway III Solar Portfolio	388,079	100,000
Six States Solar Portfolio	250,000	-
Trillium Portfolio	15,511,469	-
Residential Solar
Enfinity Colorado DHA Portfolio	-	50,000
Greenbacker Residential Solar Portfolio	13,000
Greenbacker Residential Solar Portfolio II	265,000
Wind
Greenbacker Wind Portfolio - California	50,000	-
Greenbacker Wind Portfolio - HoldCo	23,732,876	-
Greenbacker Wind Portfolio - Massachusetts	505,415	-
Greenbacker Wind Portfolio - Montana	747,000	540,000
Pre-Operational Assets
Citrine Portfolio	9,513,124	-
Colorado CES Portfolio	3,053,315	-
Electric City Portfolio	2,093,488	-
Greenbacker Wind Portfolio - Maine	2,680,216	-
Omni Portfolio	1,502,792	8,015,699
Oregon Sun Portfolio	738,035	-
Phoenix Solar Portfolio	1,376,470	5,610,777
Turquoise Solar Portfolio	321,458	10,296,312
Other Investments
Other Portfolios	5,070,061	782,028
Secured Loans
Hudson Loan	464,149	-
SE Solar Loan	4,000,000	5,000,000
TUUSSO Loan	1,141,672	-
	$88,300,060	$40,244,816

For the three months ending March 31, 2020, we executed an additional acquisition transaction, and two portfolio sales, two portfolio consolidations, and one portfolio disposal, bringing us to a net total of 31 portfolios. As our access to capital has increased, the average size of the investment has increased from 13.98 MW per portfolio in 2018 to 19.83 MW per portfolio in 2019, a 41.85% increase year over year. As of March 31, 2020, the average size of our investment has increased again to 19.97 MW per portfolio.

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

The composition of the company’s investments as of March 31, 2020, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass
Eagle Valley Biomass Portfolio	$21,486,133	$21,486,133	4.4%
Subtotal	$21,486,133	$21,486,133	4.4%
Commercial Solar:
Canadian Northern Lights Portfolio	$1,603,136	$1,557,673	0.3%
Conic Portfolio	11,940,823	16,631,702	3.4
East to West Solar Portfolio	26,484,029	31,733,285	6.5
Foresight Solar Portfolio	13,805,000	16,786,345	3.4
Golden Horizons Solar Portfolio	9,290,000	17,572,532	3.6
Green Maple Portfolio	26,844,254	26,994,010	5.5
Longleaf Solar Portfolio	22,932,498	25,427,297	5.2
Magnolia Sun Portfolio	24,430,742	23,294,964	4.7
Midway III Solar Portfolio	10,903,473	12,041,801	2.5
Six States Solar Portfolio	12,480,306	12,668,503	2.6
Sunny Mountain Portfolio	884,578	739,475	0.2
Trillium Portfolio	27,164,638	39,746,602	8.0
Subtotal	$188,763,477	$225,194,189	45.9%
Wind:
Greenbacker Wind Portfolio - California	$9,545,559	$9,251,625	1.9%
Greenbacker Wind Portfolio - HoldCo	69,510,591	77,757,166	15.8
Greenbacker Wind Portfolio - Massachusetts	10,455,514	11,949,968	2.4
Greenbacker Wind Portfolio - Montana	24,806,684	27,475,582	5.6
Subtotal	$114,318,348	$126,434,341	25.7%
Pre-Operational Assets:
Citrine Portfolio	$2,434,203	$2,434,203	0.5%
Colorado CES Portfolio	2,554,576	2,554,576	0.5
Electric City Portfolio	6,417,622	6,417,622	1.3
Greenbacker Wind Portfolio - Maine	2,722,541	2,722,541	0.6
Omni Portfolio	19,403,089	19,403,089	4.0
Oregon Sun Portfolio	5,989,353	5,989,353	1.2
Phoenix Solar Portfolio	5,204,607	5,204,607	1.1
SE Solar 2019 Portfolio	5,000,000	5,000,000	1.0
Turquoise Solar Portfolio	23,870,431	23,870,431	4.8
Subtotal	$73,596,422	$73,596,422	15.0%
Other Investments:
Other Portfolios	$14,961,774	$14,631,095	3.0%
Subtotal	$14,961,774	$14,631,095	3.0%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$371,776	$370,136	0.1%
Renew AEC One, LLC	453,640	453,640	0.1
Subtotal	$825,416	$823,776	0.2%
Secured Loans:
Encore Loan	$5,000,680	$5,000,680	1.0%
Hudson Loan	9,945,275	9,945,275	2.0
New Market Loan	5,000,000	5,000,000	1.0
SE Solar Loan	5,000,000	5,000,000	1.0
TUUSSO Loan	3,763,556	3,763,556	0.8
Subtotal	$28,709,511	$28,709,511	5.8%
Total	$442,661,081	$490,875,467	100.0%

The composition of the company’s investments as of December 31, 2019, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass:
Eagle Valley Biomass Portfolio	21,425,600	21,425,600	4.5%
Subtotal	$21,425,600	$21,425,600	4.5%
Commercial Solar:
Conic Portfolio	$12,077,823	$17,828,206	3.8%
East to West Solar Portfolio	39,109,190	41,214,191	8.7
Foresight Solar Portfolio	13,790,000	14,965,339	3.1
Golden Horizons Solar Portfolio	9,290,000	15,132,017	3.2
Green Maple Portfolio	26,561,596	27,268,058	5.7
Longleaf Portfolio	22,797,404	24,605,536	5.2
Magnolia Sun Portfolio	10,775,000	6,460,457	1.4
Midway III Solar Portfolio	10,575,394	11,475,652	2.4
Six States Solar Portfolio	12,655,306	12,799,005	2.6
Sunny Mountain Portfolio	884,578	743,768	0.2
Subtotal	$158,516,291	$172,492,229	36.3%
Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$1,611,955	0.3%
Greenbacker Residential Solar Portfolio	28,100,000	32,540,979	6.9
Greenbacker Residential Solar Portfolio II	6,400,000	13,279,521	2.8
Subtotal	$36,103,136	$47,432,455	10.0%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$8,777,056	1.8%
Greenbacker Wind Portfolio - HoldCo	25,753,111	35,089,021	7.4
Greenbacker Wind Portfolio - Iowa	20,440,000	20,440,000	4.3
Greenbacker Wind Portfolio - Massachusetts	10,169,079	10,902,726	2.3
Greenbacker Wind Portfolio - Montana	24,756,684	26,451,773	5.6
Subtotal	$90,618,874	$101,660,576	21.4%
Pre-Operational Assets:
Citrine Solar Portfolio	$3,411,249	$3,411,249	0.7%
Colorado CES Portfolio	4,517,354	4,517,354	1.0
Electric City Portfolio	4,208,484	4,208,484	0.9
Omni DG Portfolio	17,900,298	17,900,298	3.8
Opal Portfolio	344,949	344,949	0.1
Oregon Sun Portfolio	5,404,787	5,404,787	1.1
Phoenix Solar Portfolio	4,051,138	4,051,138	0.8
SE Solar 2019 Portfolio	5,000,000	5,000,000	1.1
Trillium Portfolio	24,277,396	24,277,396	5.0
Turquoise Solar Portfolio	26,602,532	26,602,532	5.6
Subtotal	$95,718,187	$95,718,187	20.1%
Other Investments:
Other Portfolios	$12,656,710	$12,473,975	2.6%
Subtotal	$12,656,710	$12,473,975	2.6%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$388,044	$390,019	0.1%
Renew AEC One, LLC	479,140	479,140	0.1
Subtotal	$867,184	$869,159	0.2%
Secured Loans
Encore Loan	$5,000,680	$5,000,680	1.1%
Hudson Loan	9,481,127	9,481,127	2.0
New Market Loan	5,000,000	5,000,000	1.1
SE Solar Loan	1,000,000	1,000,000	0.2
TUUSSO Loan	2,621,883	2,621,883	0.5
Subtotal	$23,103,690	$23,103,690	4.9%
Total	$439,009,672	$475,175,871	100.0%

Results of Operations

A discussion of the results of operations for the three months ended March 31, 2020 and ended March 31, 2019 are as follows:

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

The timing and amount of dividend income to be distributed to the company is determined on at least a quarterly basis by the company. This process includes an analysis at the individual project entity level of the cash available from operations and necessary working capital needed for the proper daily operations of the project. As a general rule, the dividend income from our equity investments is recognized as income only when it is received by the company whereas the undistributed income is retained within the project entities (i.e., included in working capital of the project company) and is added to the carrying value of those investments on the balance sheet. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three months ended March 31, 2020 and March 31, 2019 totaled $5,207,790 and $1,993,118 respectively, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $729,867 and $239,480, respectively.

The increase in dividend income from the three months ended March 31, 2019 to the three months ended March 31, 2020 was primarily attributable to the acquisition of operating assets during 2019 and increase production in Q1 2020 compared to Q1 2019. The most significant driver in our portfolio was the Wind acquisitions made in Q3 2019, Q4 2019, and Q1 2020. Additionally, the increase in dividend income from the three months ended March 31, 2019 to the three months ended March 31, 2020 can also be attributed to the increased size of the wind portfolio. Wind power facilities see stronger performance in the winter months, which has helped to increase revenues and in turn distributions in the weaker solar months of the first quarter.

During 2020, our investments increased from $475.1 million as of December 31, 2019 to $490.9 million as of March 31, 2020, or a 2.5% increase. As of March 31, 2020, and December 31, 2019, we had approximately $88,227,517 and $128,632,161 in pre-operational and non-earning assets, which amounted to 11.17% and 19.08% of our gross investment amounts, respectively. We expect that the majority, but not all, of the assets that are currently pre-operational and non-earning to become revenue generating throughout the remainder of 2020 but we also expect to continue to make new investments in projects prior to the commencement of construction. As noted above, the strategy of investing in projects prior to the commencement of construction resulted in an increase in costs with no immediate increase in dividend income from those projects. However, during the year ended December 31, 2019 we were able to transition 17 projects, comprising four portfolios, from the construction phase to the commencement of operations. Managing projects through the construction phase to commercial operation date during the year ended December 31, 2019 has delivered both realized and unrealized gains of $8,289,121, and $5,216,936, respectively, which are now all incorporated in the current net asset value of the company.

Balance	3/31/2020	12/31/2019	12/31/2018
Investments in controlled/affiliated and non-controlled/non-affiliated portfolios at fair value	$490,875,467	$475,175,871	$307,176,115
Notes payable balances of the company and its’ operating entities	$347,601,399	$261,850,711	$92,631,639
Cash, cash equivalents and restricted cash	$23,560,393	$9,066,091	$39,122,635
Less: Note payable balance of the company	$(71,945,958)	$(71,990,467)	$(30,665,460)

Gross Investment Amount	$790,091,301	$674,102,206	$408,264,929

Additional Metrics
Pre-operational and Non-earning Assets	$88,227,517	$128,632,161	$51,632,387
Pre-operational and Non-earning Assets as a % of Gross Investment Amount	11.17%	19.08%	12.65%

The increase in the interest income for the three ended March 31, 2020 versus the three-month March 31, 2019 was primarily attributed to the increase in our interest-bearing loans to unaffiliated entities.

Expenses. For the three months ended March 31, 2020 and March 31, 2019, the company incurred $4,338,752 and $3,072,509 in operating expenses, respectively, including the management fees earned by the advisor.

For the three months ended March 31, 2020 and March 31, 2019, the advisor earned $2,399,753 and $1,822,066, respectively, in management fees due to the increase in total assets. The consolidated financial statements reflect a $2,687,459 and $1,456,257 increase, respectively, in incentive allocation for the three months ended March 31, 2020 and March 31, 2019 based primarily upon net unrealized appreciation.

Lastly, for the three months ended March 31, 2020 and March 31, 2019, the company generated a tax (benefit) expense from operations in the amount of $(3,231,864) and $(74,679), respectively. The deferred tax expense is mainly derived from net operating losses incurred and investment tax credit carryforwards related to the company’s investments which, unlike for financial statement purposes under GAAP, are consolidated for tax purposes offset by unrealized tax basis gains on the company’s investments.

For the three months ended March 31, 2020 and March 31, 2019, the net investment income (loss) was $4,805,340 and $(795,343), respectively, or $0.10 and $(0.02), respectively, per share.

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

For the three months ended March 31, 2020, we recognized a $6,402,927 realized gain on the sale of investment related to the sale of Greenbacker Residential Solar Portfolio I, Greenbacker Residential Solar Portfolio II, and East to West Portfolio Assets, a net change in unrealized appreciation of $5,730,739 was recorded of which $12,100,435 of unrealized appreciation, respectively, related to the change in value of investments and $(52,248) of unrealized (depreciation) related to the change in value based upon changes in foreign currency exchange rates and $(6,317,448) of (depreciation) related to the change in value of swap contracts.

For the three months ended March 31, 2019, we recognized no realized gain on the sale of investment, a net change in unrealized appreciation of $7,281,283 was recorded of which $9,262,945 of unrealized appreciation, respectively, related to the change in value of investments and $29,728 of unrealized appreciation related to the change in value based upon changes in foreign currency exchange rates and $(2,011,390) of unrealized (depreciation) related to the change in value of swap contracts.

Changes in Net Assets from Operations. For the three months ended March 31, 2020 and March 31, 2019, we recorded a net increase in net assets resulting from operations of $11,716,325 and $5,888,479, respectively. The increase in net assets primarily relates to our net investment income earned during the year and unrealized appreciation related to the change in value of investments.

Dividend Coverage Ratio and Realized Gains

An analysis of the effect of realized gains on the company’s dividend coverage ratio is as follows:

	(in 000’s)
Description	3/31/2020	2019	2018	2017	2016	2015
Net Investment Income before taxes	$1,598.91	$4,213.80	$9,681.31	$7,459.04	$3,749.56	$216.54
Shareholder Distributions (total including DRP)	$8,963.51	$25,884.10	$17,738.13	$11,403.61	$6,717.87	$1,990.14
Dividend Coverage Ratio (net investment income/total distributions)	17.84%	16.28%	54.58%	65.41%	55.81%	10.88%
Realized Gains	$6,402.93	$12,915.74	$-	$694.00	$-	$-
Gross Dividend Coverage Ratio (Net Investment Income and Realized Gains/Total Shareholder Distributions)	89.27%	66.18%	54.58%	71.49%	55.81%	10.88%

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

2020

As of March 31, 2020, total capital deployed in pre-operational and non-earning assets reached approximately $88.2 million or 11.17% of Gross Investment Amount. In addition, Greenbacker Administration costs increased due to the increase in specialist headcount to manage the construction and operational risks associated with these investment initiatives. These increased costs directly reduced the operating cash flows from project level entities that would otherwise have been available to distribute to the company as dividend income.

Demonstrating Value Creation Through Selected Asset Sales

During 2019, we determined that the company would engage in a process of selling selected projects that it considered to be non-core investments or for which there were compelling opportunities to sell at prices in excess of original cost.

In the three months ended March 31, 2020, the company sold two operating portfolios, and a portion of another operating portfolio, which generated a net gain of $6,402,931. A discussion of the acquisition and sale process for the operating portfolios sold in 2020 are as follows:

Residential Portfolios:

Origination Process: Greenbacker Residential Solar I Portfolio:

In Second Quarter of 2016, the company purchased 1,610 operating residential photovoltaic solar systems from One Roof Energy (“ORE”) located in California, Connecticut, Massachusetts, New Jersey and New York. While Greenbacker had focused exclusively upon purchasing commercial and utility solar projects since commencement of operations, the deal team identified an opportunity to purchase these assets from ORE at a price that was extremely attractive, especially given the high credit quality of the homeowners (Average FICO Score of 740). The company was able to purchase an additional 1,015 residential solar systems early in early 2017 as ORE experienced financial problems that forced it to cease operations. These portfolios provided an attractive cash flow from operations as well as higher than average cash yield

Origination Process: Greenbacker Residential Solar II Portfolio:

Having successfully purchased and managed a portfolio of residential solar assets, earlier in the year, the Company sought to increase its scale and take advantage of dislocations in the residential solar market so it agreed to purchase an additional 1,250 operating residential photovoltaic solar systems, located in California, Arizona, New York, New Jersey, Massachusetts, Maryland, Nevada, and Connecticut from Terraform, a residential solar developer whose parent company, SunEdison, had gone into bankruptcy. While the transaction was very complex, we were highly attracted to this portfolio due to the high credit quality of the residential homeowners and felt that the price we paid for the portfolio was well below the market prices we had observed in other residential solar portfolio sales and securitizations. . Lastly, there was estimated to be considerable upside in this portfolio if we could complete construction of some of the to-be-built residential solar projects Through active management we were able to complete construction and operate a number of additional projects that were purchased alongside the operating projects and were also able to improve the overall management of the portfolio.

Sale Process:

In the third quarter of 2019, the company decided to explore the potential exit of the entirety of its residential solar business to take advantage of market yield compression and our estimation that the market had reached the late stage of a bull market cycle. Management’s view was that maintaining exposure to consumer credit in the form of residential rooftop power contracts was increasingly imprudent. The company began a process in the final quarter of 2019 with a dedicated buyer and was able to complete the sale of the portfolio in Q1 2020.

East to West Portfolio Assets:

Origination Process:

In February 2015, the company purchased a portfolio of 13 commercial solar systems located in various states across the US from MP2 Capital and Blu Leaf Ventures which we subsequently described as the “East to West Portfolio”. The portfolio included two 2.0 MWac commercial solar systems located in North Carolina. Then in December 2015 the company purchased a portfolio of two commercial solar systems from Heelstone Energy, LLC including one 5.0 MWac system located in North Carolina which we added to the East to West Portfolio. All three projects were placed in service from 2011 to 2013 and sold 100% of the power produced to Duke Energy, an investment grade offtaker, through 15-20-year PPA’s. The projects were accumulated as part of the process of adding affordable operating solar projects with solid offtakes to our portfolio in the very early phases of our investment activity.

Sale Process:

In mid-2019, we began discussions with USF Holdings Corp to sell 100% of our interest in the Raleigh Portfolio which was comprised five projects in North Carolina together with three of the projects in the East to West Portfolio located in North Carolina, all of which were selling power to Duke Energy. The transaction was structured with two separate closings, the first of which occurred in December 2019 in respect of the Raleigh Portfolio and the second in January 2020 in respect of the three projects from the East to West Portfolio. As these projects were nearing the 10-year mark of their remaining PPA terms, the company was looking to sell the Raleigh Portfolio and three projects from the East to West Portfolio to reinvest the proceeds into projects with longer term contacted cashflows. The second close of the transaction, which included the three projects from the East to West Portfolio, occurred in January 2020.

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

Portfolio	Cost Basis of Investment	Sale Proceeds	Realized Gain (Loss)	Realized Gain (Loss)/Cost
Greenbacker Residential Solar Portfolios	$34,765,000	$42,827,546	$8,062,546	23.2%
East to West Portfolio Assets	$12,659,419	$11,084,803	$(1,574,616)	(12.4%)
Enfinity Colorado DHA Portfolio	$6,288,864	$6,972,240	$683,376	10.9%
Raleigh Portfolio	$20,977,199	$24,835,129	$3,857,930	18.4%

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

For the three months ended March 31, 2020 and March 31, 2019, the total megawatt hours produced across all renewable energy projects in our investment portfolio were 387,208 MWh and 135,576 MWh respectively. We observed growth of 186% from Q1 2019 to Q1 2020. The most significant growth by segment for the first three months of 2020 as compared to the first three months of 2019 was in wind. This increase of 265% QoQ was largely due to our 30.75 MW project in Minnesota, and our 80.00 MW projects in Iowa, all three of which are included in our Greenbacker Wind Portfolio – Holdco.

MWh by Segment	Three months ended March 31, 2020	Three months ended March 31, 2019	Twelve months ended December 31, 2019	Twelve months ended December 31, 2018
Commercial Solar	47,320	43,589	245,015	140,040
Residential Solar	3,961	6,566	32,934	30,175
Wind	311,863	85,421	271,118	174,765
Biomass	24,064	-	67,892	-
Total	387,208	135,576	616,959	344,980

Offering Prices of Our Shares

Based on the net asset value for each quarter ended since Commencement of Operations, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A		P-I
3-Nov-17	5-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75
6-Feb-18	6-May-18	$9.78	$9.09	$8.98	$9.65	*	$8.81
7-May-18	2-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84
3-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90
1-Nov-18	6-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89
7-Feb-19	6-May-19	$9.63	$9.01	$8.84	$9.50	**	$8.76
7-May-19	1-Aug-19	N/A	N/A	N/A	N/A		$8.76
2-Aug-19	8-Nov-19	N/A	N/A	N/A	N/A		$8.77
9-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93
20-Mar-20	18-May-20	N/A	N/A	N/A	N/A		$8.90
19-May-20	-	N/A	N/A	N/A	N/A		$8.95

*	Effective April 16, 2018

**	Ceased February 8, 2019

Liquidity and Capital Resources

As of March 31, 2020, and December 31, 2019, the company had $23,560,393 and $9,066,091 in cash, cash equivalents and restricted cash, respectively. Our current cash balance is generally reflective of the cash necessary to fund normal operations. In 2020, we anticipate continuing to (1) increase our draw on current financing facilities; (2) enter into new financing arrangements and (3) raise additional equity through our current private placement. We use our cash and additional liquidity facilities to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

●	the net proceeds from the current offering;

●	dividends, fees, and interest earned from our portfolio of investments, as a result of, among other things, cash flows from a project’s power sales;

●	proceeds from sales of assets and capital repayments from investments;

●	financing fees, retainers and structuring fees;

●	tax equity capital contributions in partnerships where the company is the managing member; and

●	borrowing capacity under current and future financing sources.

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $279,415,729 and $189,860,244 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West, Foresight Solar, Conic, Midway III, Eagle Valley, GB Wind HoldCo and Greenbacker Wind Portfolios as of March 31, 2020 and December 31, 2019, respectively.

Since the company maintains operating control over all entities with project level debt outstanding, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries as well as GREC and the company.

On June 20, 2019, the company, through GREC HoldCo, entered into a new credit agreement, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The new credit facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects (the “Projects”) that act as collateral for the credit facility, of which approximately $58,307,080 was drawn down at closing. The $110,000,000 borrowing base has since been reduced to $89,377,253 as a result of our sale of the Raleigh Portfolio and a portion of the East to West Portfolio and their subsequent removal from the facility. The New Credit Facility allows for additional drawdowns through June 20, 2020, at which point the outstanding loans shall convert to a term loan and matures on June 20, 2025. As of March 31, 2020, the company has drawn down a net additional $9,878,965 increasing the total amount drawn on the credit facility.

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

As of March 31, 2020, the outstanding balance is approximately $68 million. Financing costs of $3.1 million related to the New Credit Facility have been capitalized and are being amortized over the current term of the New Credit Facility.

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

On December 6, 2019 the company entered into a $15,000,000 revolving letter of credit facility agreement (“LC Facility”) with Fifth Third Bank. The LC Facility has a maturity date of December 6, 2020. On January 30, 2020 the amount of $5.6 million was drawn down. On March 18, 2020 a repayment of $1.9 million was made, reducing the outstanding balance of the facility.

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 3.41% as of March 31, 2020.

The following table summarizes the notes payable balances of the company and its investment entities as of March 31, 2020:

	Interest Rates
	Range	Weighted Average	Maturity Dates	March 31, 2020
Fixed rate notes payable	1.905%–6.000%	2.26%	01/29/2022-09/29/2049	$37,625,974
Floating rate notes payable	2.460%–4.580%	3.55%	12/31/2025-12/29/2044	309,975,425
				$347,601,399

The principal payments due on the notes payable for the company and its’ investment entities for each of the next five years ending December 31 and thereafter are as follows:

Year ending December 31:	Principal Payments
2020	12,503,666
2021	20,657,477
2022	18,561,977
2023	18,965,519
2024	19,740,581
Thereafter	257,172,179
$347,601,399

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of March 31, 2020, no sub-advisors have been retained by GCM.

We pay GCM a base management fee for advisory and management services. The base management fee is calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets as defined under the advisory agreement (including certain amounts borrowed). The Special Unitholder, an entity affiliated with our advisor, will hold the special unit in our company entitling it to an incentive allocation and distribution. Pursuant to our LLC Agreement, the incentive allocation and distribution, or incentive distribution, will have three parts as follows: Income Incentive Distribution, Capital Gains Incentive Distribution and the Liquidation Incentive Distribution.

Administration Agreement - Greenbacker Administration serves as our Administrator. Since commencement of operations, Greenbacker Administration delegated certain of its administrative functions to U.S. Bancorp Fund Services, LLC (doing business as “U.S. Bank Global Fund Services”). Greenbacker Administration may enter into similar arrangements with other third-party administrators, including with respect to fund accounting and administrative services. Greenbacker Administration performs certain asset management, compliance and oversight services, as well as asset accounting and administrative services, for many of the company’s investments. The fee for these services, which is billed at cost to the company’s individual investments.

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Borrowings under the New Credit Facility are secured by the assets, cash, agreements and equity interests in the GREC HoldCo and its subsidiaries. The company is a guarantor of GREC HoldCo’s obligations under the New Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the New Credit Facility is approximately $68 million as of March 31, 2020.

Pledge of Parent Company Guarantees: Pursuant to various contracts in which the company has provided a parent company guarantee, the entities and indirectly the company has committed $323.4 million in unsecured guarantees.

Investment in to be constructed assets: Pursuant to various engineering, procurement and construction contracts to which eight entities of the company are individually a party, the entities, and indirectly the company, has committed an outstanding balance of approximately $127.3 million to complete construction of the facilities. Based upon current construction schedules, the expectation is these commitments will be fulfilled in 2020 into 2021. We also have eight entities of the company that are individually a party, and indirectly the company, and committed an outstanding balance of approximately $125.4 million to membership interest purchase agreements as of March 31, 2020. The company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.

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

If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of March 31, 2020, GREC and/or the company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of March 31, 2020.

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

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Cash from operations	$1,573,476	$-
Offering proceeds	5,537,049	3,825,718
Total Cash Distributions	$7,110,525	$3,825,718

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds. Due to the company’s change in investment portfolio composition in 2018 to include a greater percentage of pre-operational assets, a significant amount of distributions will continue to be funded from offering proceeds. We expect distributions to generally continue at the current level and we do not currently anticipate significant changes in the level of distributions in future periods.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the LLC’s annual report on Form 10-K for the year ended December 31, 2019, except as noted below.

Our business is subject to the risk of a potential public health crisis.

A public health crisis, pandemic, epidemic or outbreak of a contagious disease, such as the recent global outbreak of a disease caused by a novel and highly contagious form of coronavirus (COVID-19), could have an adverse impact on global, national and local economies, which in turn could negatively impact us. An outbreak such as COVID-19, and the reactions to such an outbreak, are expected to adversely affect the performance of the U.S. and global economies, including due to market volatility, market and business uncertainty and closures, supply chain and travel interruptions, the need for employees to work at external locations and extensive medical absences among the workforce. Disruptions to commercial activity relating to the imposition of quarantines, stay-at-home orders or travel restrictions (or more generally, a failure of containment efforts) may adversely impact our investments, including by causing supply chain disruptions or by causing staffing shortages, which may negatively impact construction timelines for certain of our to-be-constructed investments. In addition, such restrictions may significantly impair the ability of GCM’s personnel to travel in connection with potential or existing investments of ours or to GCM’s offices, which could negatively impact the ability of GCM to effectively identify, monitor, operate and dispose of investments.

Also, the outbreak of COVID-19 has contributed to, and may continue to contribute to, volatility in financial markets, including changes in interest rates. A continued outbreak may reduce the availability of debt financing to us and potential purchasers of our investments, which could have material and adverse impact on our returns.

As a reaction to such an outbreak, it is possible that governmental fiscal and economic measures will lead to an increase in spending and other forms of financial stimuli, and it is difficult to predict what effect such measures will have on our business. The market for electricity generation and consumption projects is influenced by U.S. federal, state and local government regulations and policies concerning the electric utility industry, and it is unclear the extent to which any new governmental measures in response to the COVID-19 outbreak will address the risks faced by the renewable energy industry.

The impact of a public health crisis such as COVID-19 (or any future pandemic, epidemic or outbreak of a contagious disease) is difficult to predict, which presents material uncertainty and risk with respect to our performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, the company sold 1,874,392 Class P-I shares under a private placement memorandum. During the year ended December 31, 2019, the company sold 2,631 Class P-A shares and 9,631,640 Class P-I shares under a private placement memorandum. During the year ended December 31, 2018, the company sold 15,478 Class P-A shares and 8,469,306 Class P-I shares under a private placement memorandum. During the year ended December 31, 2017, the company sold 3,092 Class P-A shares and 3,198,559 Class P-I shares under a private placement memorandum.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1*	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2*	Second Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated March 6, 2020 (Incorporated by reference from Exhibit 10.2 of the Registrant's Annual Report on Form 10-K (File No. 000-55610) filed on March 16, 2020)

10.3*	Form of Dealer Management Agreement by and among Registrant, Greenbacker Capital Management LLC and SC Distributors, LLC (Incorporated by reference from Exhibit 10.3 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.4*	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.7*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

10.9*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated June 20, 2019 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on June 25, 2019).

24.1*	Power of attorney

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 15, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2020	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: May 15, 2020	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC