Form 10-Q
period 2020-06-30
Greenbacker Renewable Energy Co LLC
filed 2020-08-14
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, the registrant had 55,422,632 shares of common interests, $0.001 par value, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments in controlled/affiliated portfolios, at fair value (cost of $452,328,224 and $415,905,982, respectively)	$512,216,988	$452,072,181
Investments in non-controlled/non-affiliated portfolios, at fair value (cost of $28,886,631 and $23,103,690, respectively)	28,886,631	23,103,690
Swap contracts, at fair value	-	21,223
Cash and cash equivalents	19,476,872	8,636,839
Restricted cash	-	429,252
Shareholder receivable	4,157,181	650,000
Dividend receivable	1,473,345	620,846
Deferred tax assets, net of allowance	76,771	1,313,506
Investment sales receivable	146,721	22,013,491
Return of capital receivable	800,000	-
Other assets	1,959,879	611,560
Total assets	$569,194,388	$509,472,588

LIABILITIES
Swap contracts, at fair value	$11,651,315	$4,899,566
Payable for investments purchased	1,223,069	7,502,267
Term note payable, net of financing costs	72,193,901	68,886,785
Management fee payable	616,397	272,982
Accounts payable and accrued expenses	546,748	419,240
Shareholder distributions payable	2,359,525	1,784,961
Interest payable	14,878	11,933
Payable for repurchases of common stock	2,884,936	2,186,780
Deferred sales commission payable	209,234	56,483
Total liabilities	$91,700,003	$86,020,997

Commitments and contingencies (See Note 2, Note 5, and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$-	$-

Common stock, par value, $.001 per share, 350,000,000 authorized; 53,166,096 and 47,889,610 shares issued and outstanding, respectively	53,166	47,890
Paid-in capital in excess of par value	463,487,351	416,611,769
Accumulated gains (losses)*	5,011,309	(105,876)
Total common equityholders’ equity	468,551,826	416,553,783
Special unitholder’s equity	8,942,559	6,897,808
Total members’ equity (net assets)	477,494,385	423,451,591
Total liabilities and equity (net assets)	$569,194,388	$509,472,588

Net assets, Class A (shares outstanding of 17,185,590 and 17,210,016, respectively)	$148,355,768	$147,304,141
Net assets, Class C (shares outstanding of 2,742,858 and 2,718,475, respectively)	22,976,811	22,792,345
Net assets, Class I (shares outstanding of 6,635,029 and 6,693,658, respectively)	57,260,570	57,292,421
Net assets, Class P-A (shares outstanding of 18,109 and 18,109, respectively)	157,111	155,802
Net assets, Class P-I (shares outstanding of 26,584,510 and 21,249,352, respectively)	239,801,566	189,009,074
Total common equityholders’ equity	$468,551,826	$416,553,783

*	Accumulated deficit, accumulated net realized gain on investments, and accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes, foreign currency translation, and swap contracts are included in accumulated gains (losses).

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2020	For the three months ended June 30, 2019	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Investment income:
Investment income from controlled/affiliated investments:
Dividend income	$4,871,338	$4,170,450	$10,079,128	$6,163,568
Interest income	-	161,083	4,579	222,693
Total investment income from controlled/affiliated investments	$4,871,338	$4,331,533	$10,083,707	$6,386,261

Investment income from non-controlled/non-affiliated investments:
Interest income	700,423	54,908	1,425,711	232,778
Total investment income	$5,571,761	$4,386,441	$11,509,418	$6,619,039

Operating expenses:
Management fee expense	2,451,031	2,035,065	4,850,784	3,857,131
Audit and tax expense	296,499	212,238	708,324	441,554
Interest and financing expenses	776,502	527,704	1,506,218	997,777
General and administration expenses	67,289	112,014	133,337	209,165
Legal expenses	33,702	86,333	224,063	160,306
Directors fees and expenses	89,023	58,197	184,002	240,553
Insurance expense	44,831	34,328	79,362	67,546
Transfer agent expense	114,193	148,828	232,294	237,595
Other expenses	507,751	32,761	801,189	108,350
Total expenses	4,380,821	3,247,468	8,719,573	6,319,977
Net investment income before taxes	1,190,940	1,138,973	2,789,845	299,062
Deferred tax (benefit) expense	(2,415,708)	(430,613)	(5,647,572)	(505,292)
Franchise tax expense	26,382	151,877	51,811	181,988
Net investment income	3,580,266	1,417,709	8,385,606	622,366

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized gain (loss) on investments	(59,767)	-	6,343,160	-
Net change in unrealized appreciation (depreciation) on:
Investments	11,623,195	8,844,132	23,723,630	18,107,077
Foreign currency translation	51,183	28,093	(1,065)	57,821
Swap contracts	(455,524)	(2,773,926)	(6,772,972)	(4,785,316)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	(1,661,626)	(1,482,457)	(6,884,307)	(2,079,918)
Net increase in net assets resulting from operations	13,077,727	6,033,551	24,794,052	11,922,030
Net decrease in net assets attributed to special unitholder	(2,660,408)	19,969	(5,347,867)	(1,436,288)
Net increase in net assets attributed to common equityholders	$10,417,319	$6,053,520	$19,446,185	$10,485,742

Common stock per share information —basic and diluted:
Net investment income	$0.07	$0.03	$0.17	$0.02
Net increase in net assets attributed to common equityholders	$0.21	$0.14	$0.39	$0.25
Weighted average common shares outstanding	50,720,366	43,145,574	49,856,024	41,338,528

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the six months ended June 30, 2020

(unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common equityholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2019	47,889,610	$47,890	$416,611,769	$(38,477,220)	$11,963,784	$30,486,432	$(200,990)	$(3,877,882)	$416,553,783	$6,897,808	$423,451,591
Proceeds from issuance of common stock, net	1,874,392	1,874	16,694,020	-	-	-	-	-	16,695,894	-	16,695,894
Issuance of common stock under distribution reinvestment plan	205,060	205	1,758,881	-	-	-	-	-	1,759,086	-	1,759,086
Repurchases of common stock	(214,035)	(214)	(1,847,412)	-	-	-	-	-	(1,847,626)	-	(1,847,626)
Proceeds from shares transferred	(254)	-	-	-	-	-	-	-	-	-	-
Shareholder distributions	-	-	-	(7,171,159)	-	-	-	-	(7,171,159)	-	(7,171,159)
Distributions to special unitholder	-	-	-	-	-	-	-	-	-	(1,124,000)	(1,124,000)
Net investment income	-	-	-	4,805,340	-	-	-	-	4,805,340	-	4,805,340
Net realized gain on investments	-	-	-	-	4,750,225	-	-	-	4,750,225	1,652,702	6,402,927
Net change in unrealized appreciation on investments	-	-	-	-	-	9,802,188	-	-	9,802,188	2,298,247	12,100,435
Net change in unrealized depreciation on foreign currency translation	-	-	-	-	-	-	(52,248)	-	(52,248)	-	(52,248)
Net change in unrealized depreciation on swap contracts	-	-	-	-	-	-	-	(5,053,958)	(5,053,958)	(1,263,490)	(6,317,448)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(5,222,681)	-	-	(5,222,681)	-	(5,222,681)
Balances at March 31, 2020	49,754,773	$49,755	$433,217,258	$(40,843,039)	$16,714,009	$35,065,939	$(253,238)	$(8,931,840)	$435,018,844	$8,461,267	$443,480,111
Proceeds from issuance of common stock, net	3,556,523	3,557	31,534,026	-	-	-	-	-	31,537,583	-	31,537,583
Issuance of common stock under distribution reinvestment plan	194,371	194	1,662,041	-	-	-	-	-	1,662,235	-	1,662,235
Repurchases of common stock	(339,571)	(340)	(2,925,974)	-	-	-	-	-	(2,926,314)	-	(2,926,314)
Proceeds from shares transferred	-	-	-	-	-	-	-	-	-	-	-
Shareholder distributions	-	-	-	(7,157,841)	-	-	-	-	(7,157,841)	-	(7,157,841)
Distributions to special unitholder	-	-	-	-	-	-	-	-	-	(2,179,116)	(2,179,116)
Net investment income	-	-	-	3,580,266	-	-	-	-	3,580,266	-	3,580,266
Net realized gain on investments	-	-	-	-	(59,767)	-	-	-	(59,767)	-	(59,767)
Net change in unrealized appreciation on investments	-	-	-	-	-	8,871,682	-	-	8,871,682	2,751,513	11,623,195
Net change in unrealized depreciation on foreign currency translation	-	-	-	-	-	-	51,183	-	51,183	-	51,183
Net change in unrealized depreciation on swap contracts	-	-	-	-	-	-	-	(364,419)	(364,419)	(91,105)	(455,524)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(1,661,626)	-	-	(1,661,626)	-	(1,661,626)
Balances at June 30, 2020	53,166,096	$53,166	$463,487,351	$(44,420,614)	$16,654,242	$42,275,995	$(202,055)	$(9,296,259)	$468,551,826	$8,942,559	$477,494,385

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the six months ended June 30, 2019

(unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common equityholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2018	37,003,502	$37,004	$321,741,819	$(19,870,206)	$698,460	$15,737,151	$(208,579)	$123,962	$318,259,611	$1,797,138	$320,056,749
Proceeds from issuance of common stock, net	4,436,019	4,436	38,915,071	-	-	-	-	-	38,919,507	-	38,919,507
Issuance of common stock under distribution reinvestment plan	200,494	200	1,747,386	-	-	-	-	-	1,747,586	-	1,747,586
Repurchases of common stock	(141,933)	(142)	(1,235,142)	-	-	-	-	-	(1,235,284)	-	(1,235,284)
Offering costs	-	-	(292,923)	-	-	-	-	-	(292,923)	-	(292,923)
Shareholder distributions	-	-	-	(5,765,110)	-	-	-	-	(5,765,110)	-	(5,765,110)
Distributions to special unitholder	-	-	-	-	-	-	-	-	-	-	-
Net investment income	-	-	-	(795,343)	-	-	-	-	(795,343)	-	(795,343)
Net realized gain on investments	-	-	-	-	-	-	-	-	-	-	-
Net change in unrealized appreciation on investments	-	-	-	-	-	7,806,688	-	-	7,806,688	1,858,535	9,665,223
Net change in unrealized depreciation on foreign currency translation	-	-	-	-	-	-	29,728	-	29,728	-	29,728
Net change in unrealized depreciation on swap contracts	-	-	-	-	-	-	-	(2,011,390)	(2,011,390)	(402,278)	(2,413,668)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(597,461)	-	-	(597,461)	-	(597,461)
Balances at March 31, 2019	41,498,082	$41,498	$360,876,211	$(26,430,659)	$698,460	$22,946,378	$(178,851)	$(1,887,428)	$356,065,609	$3,253,395	$359,319,004
Proceeds from issuance of common stock, net	2,826,332	2,826	24,749,726	-	-	-	-	-	24,752,552	-	24,752,552
Issuance of common stock under distribution reinvestment plan	185,559	186	1,606,825	-	-	-	-	-	1,607,011	-	1,607,011
Repurchases of common stock	(292,954)	(293)	(2,533,689)	-	-	-	-	-	(2,533,982)	-	(2,533,982)
Offering costs	-	-	2,075	-	-	-	-	-	2,075	-	2,075
Shareholder distributions	-	-	-	(6,363,208)	-	-	-	-	(6,363,208)	-	(6,363,208)
Distributions to special unitholder	-	-	-	-	-	-	-	-	-	-	-
Net investment income	-	-	-	1,417,709	-	-	-	-	1,417,709	-	1,417,709
Net realized gain on investments	-	-	-	-	-	-	-	-	-	-	-
Net change in unrealized appreciation on investments	-	-	-	-	-	8,864,101	-	-	8,864,101	534,816	9,398,917
Net change in unrealized depreciation on foreign currency translation	-	-	-	-	-	-	28,093	-	28,093	-	28,093
Net change in unrealized depreciation on swap contracts	-	-	-	-	-	-	-	(2,773,926)	(2,773,926)	(554,785)	(3,328,711)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(1,482,457)	-	-	(1,482,457)	-	(1,482,457)
Balances at June 30, 2019	44,217,019	$44,217	$384,701,148	$(31,376,158)	$698,460	$30,328,022	$(150,758)	$(4,661,354)	$379,583,577	$3,233,426	$382,817,003

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2020	For the six months ended June 30, 2019

Operating activities:
Net increase in net assets from operations	$24,794,052	$11,922,030
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	113,060	112,439
Purchase of investments	(168,276,705)	(115,923,399)
Return of capital	78,696,022	18,293,410
Proceeds from principal payments and sales of investments	53,718,660	37,500
Net realized (gain) on investments	(6,343,160)	-
Net change in unrealized (appreciation) on investments	(23,723,630)	(18,107,077)
Net change in unrealized (appreciation) depreciation on foreign currency translation	1,065	(57,821)
Net change in unrealized (appreciation) depreciation on swap contracts	6,772,972	4,785,316
Deferred tax expense	1,236,735	1,574,625
(Increase) decrease in other assets:
Receivable for investments sold	21,866,770	-
Receivable for return of capital	(800,000)	-
Dividend receivable	(852,499)	488,000
Other assets	(1,348,319)	113,127
Increase (decrease) in other liabilities:
Payable for investments purchased	(6,279,198)	(8,901)
Due to advisor, net	-	(19,181)
Management fee payable	343,415	(191,945)
Accounts payable and accrued expenses	127,508	42,773
Interest payable	2,945	15,593
Net cash used in operating activities	(19,950,307)	(96,923,511)

Financing activities:
Borrowings on Credit facility and term note	17,166,651	27,641,620
Paydowns on Credit facility and term note	(13,702,100)	-
Payments of financing costs	(274,266)	(1,963,630)
Proceeds from issuance of shares of common stock, net	45,287,437	63,892,139
Distributions paid	(10,898,563)	(8,270,161)
Offering costs	-	(290,848)
Repurchases of common stock	(3,914,955)	(2,485,288)
Distribution to special unitholder	(3,303,116)	-
Net cash provided by financing activities	30,361,088	78,523,832

Net increase (decrease) in cash and cash equivalents	10,410,781	(18,399,679)
Cash, cash equivalents and restricted cash, beginning of period	9,066,091	39,122,635
Cash, cash equivalents and restricted cash, end of period	$19,476,872	$20,722,956

Reconciliation of cash, cash equivalents and restricted cash per the Consolidated Statements of Assets and Liabilities
Cash and Cash equivalents	$19,476,872	$18,644,777
Restricted Cash	-	2,078,179
Total cash, cash equivalents and restricted cash	$19,476,872	$20,722,956

Supplemental disclosure of cash flow information:
Shareholder distributions payable	$2,359,525	$1,764,344
Payable for investment purchased	$1,223,069	$-
Shareholder distributions reinvested in common stock	$3,421,321	$3,354,597
Payable for repurchases of common stock	$2,884,936	$2,533,786
Cash interest paid during the period	$1,575,881	$620,998

Noncash financing activities
Shareholder receivable from sale of common stock	$4,157,181	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED SCHEDULES OF INVESTMENTS

June 30, 2020

(unaudited)

Investments in controlled/affiliated Portfolios	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States- Not readily marketable

Battery Storage

Pacifica Portfolio				100% Ownership	$3,131,003	$3,131,003	0.7%
Total Battery Storage - 0.7%					$3,131,003	$3,131,003	0.7%

Biomass

Eagle Valley Biomass Portfolio				100% Ownership	$21,401,133	$21,401,133	4.5%
Total Biomass - 4.5%					$21,401,133	$21,401,133	4.5%

Commercial Solar

Canadian Northern Lights Portfolio (d)				100% Ownership	$1,603,136	$1,539,610	0.3%
Conic Portfolio				Managing Member, Majority Equity Owner	12,020,331	15,845,533	3.3%
East to West Solar Portfolio				100% equity ownership or Managing Member, Majority Equity Owner	24,475,465	22,364,665	4.7%
Foresight Solar Portfolio				Managing Member, Majority Equity Owner	13,790,000	17,079,288	3.6%
Golden Horizons Solar Portfolio				100% Ownership	9,290,000	18,142,728	3.8%
Green Maple Portfolio				100% Ownership	26,844,254	27,027,360	5.7%
Longleaf Solar Portfolio				Managing Member, Majority Equity Owner	22,932,498	25,110,920	5.3%
Magnolia Sun Portfolio				100% equity ownership or Managing Member, Majority Equity Owner	33,019,598	37,353,951	7.8%
Midway III Solar Portfolio				Managing Member, Majority Equity Owner	11,203,473	13,193,643	2.8%
Six States Solar Portfolio				100% Ownership	12,480,306	12,532,765	2.6%
Sunny Mountain Portfolio				100% Ownership	888,081	748,425	0.2%
Trillium Portfolio (e)				100% equity ownership or Managing Member, Majority Equity Owner	87,221,289	116,209,951	24.3%
Total Commercial Solar - 64.4%					$255,768,431	$307,148,839	64.4%

Wind
Greenbacker Wind Portfolio - California				100% Ownership	$9,500,000	$9,192,150	1.9%
Greenbacker Wind Portfolio - HoldCo				100% Ownership	71,523,196	77,786,523	16.3%
Greenbacker Wind Portfolio - Massachusetts				Managing Member, Majority Equity Owner	10,400,514	11,803,886	2.5%
Greenbacker Wind Portfolio - Montana				100% Ownership or Managing Member, Equity Owner	24,971,465	26,415,360	5.5%
Total Wind - 26.2%					$116,395,175	$125,197,919	26.2%

Pre-Operational Assets
Citrine Portfolio				100% Ownership	$535,875	$535,875	0.1%
Colorado CES Portfolio				100% Ownership	1,393,883	1,393,883	0.3%
Greenbacker Wind Portfolio - Maine				100% Ownership	3,151,100	3,151,100	0.7%
SE Solar 2019 Portfolio				100% Ownership	10,416,518	10,416,518	2.2%
Turquoise Solar Portfolio				100% Ownership	24,329,070	24,329,070	5.1%
Total Pre-Operational Assets - 8.4%					$39,826,446	$39,826,446	8.4%

Other Investments
Other Portfolios				(c)	$15,007,287	$14,709,151	3.1%
Total Other Investments - 3.1%					$15,007,287	$14,709,151	3.1%

Energy Efficiency in the United States
GREC Energy Efficiency Portfolio				100% Ownership	$362,609	$366,357	0.1%
Renew AEC One, LLC	10.25	%(b)	2/24/2025	$436,140	436,140	436,140	0.1%
Total Energy Efficiency - 0.2%					$798,749	$802,497	0.2%
Total Investments in controlled/affiliated Portfolios					$452,328,224	$512,216,988	107.5%

Investments in non-controlled/non-affiliated Portfolios
Secured Loans - Not readily marketable
Encore Loan	10.00%		10/11/2020	$5,000,680	$5,000,680	$5,000,680	1.0%
Hudson Loan	8.00%		7/14/2020	9,945,275	9,945,275	9,945,275	2.1%
New Market Loan	9.00%		10/3/2020	5,000,000	5,000,000	5,000,000	1.0%
SE Solar Loan	9.00%		2/21/2021	5,000,000	5,000,000	5,000,000	1.0%
TUUSSO Loan	8.00%		8/31/2020	3,763,556	3,940,676	3,940,676	0.8%
Total Secured Loans - Not readily marketable - 5.9%					$28,886,631	$28,886,631	5.9%
Total Investments in controlled/affiliated Portfolios					$28,886,631	$28,886,631	5.9%
TOTAL INVESTMENTS: 113.3%					$481,214,855	$541,103,619	113.3%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: -13.3%						(63,609,234)	-13.3%
TOTAL NET ASSETS: 100.0%						$477,494,385	100.0%

(a)	Percentages are based on net assets of $477,494,385 as of June 30, 2020.
(b)	Per the loan agreement, interest commenced on January 24, 2016.
(c)	Includes pre-acquisition and due diligence expenses.
(d)	Portfolio is located outside of the United States of America and is a Capital Stock investment.
(e)	The Trillium Portfolio includes both Operational and Pre-Operational Assets.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	$3,177,222	$(30,521)	$-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	18,089,401	(1,923,490)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	26,667,252	(4,031,448)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	3,827,270	(731,241)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.668%	Monthly	12/31/2034	36,141,254	(4,934,615)	-
							$(11,651,315)	$-

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

June 30, 2020 (unaudited)

Note 1. Organization and Operations of the Company

Greenbacker Renewable Energy Company LLC (the “LLC”), a Delaware limited liability company, formed in December 2012, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and other sustainable development projects and businesses. The LLC conducts substantially all its operations through its wholly owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). GREC is a Maryland corporation formed in November 2011 and the LLC currently holds all the outstanding shares of capital stock of GREC. GREC Entity HoldCo LLC (“GREC HoldCo”), a wholly owned subsidiary of GREC, was formed in Delaware in June 2016. GREC Administration LLC and Danforth Shared Services LLC, both wholly-owned subsidiaries of GREC, were formed in Delaware in January 2020 and May 2019, respectively. The use of “we,” “us,” “our” and the “company” refers, collectively, to the LLC, GREC, GREC HoldCo, Danforth Shared Services LLC, and GREC Administration LLC. We are externally managed and advised by our advisor, Greenbacker Capital Management LLC (the “advisor” or “GCM”), a renewable energy, energy efficiency and sustainability related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year end is December 31.

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

As of June 30, 2020, the company has made solar, wind, biomass, battery storage, and energy efficiency investments in 29 portfolios, 28 domiciled in the United States and one in Canada, as well as six secured loans in the United States (See Note 3). As of December 31, 2019, the company had made solar, wind, biomass, and energy efficiency investments in 36 portfolios, 35 domiciled in the United States and one in Canada, as well as six secured loans in the United States.

Note 2. Significant Accounting Policies

Basis of Presentation

The company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires the use of estimates, assumptions, and the exercise of subjective judgment as to future uncertainties. Actual results could differ from those estimates, assumptions, and judgments. Significant items subject to such estimates will include determining the fair value of investments, revenue recognition, income tax uncertainties, and other contingencies. The consolidated financial statements of the company include the accounts of the LLC and its consolidated subsidiaries, GREC, GREC Administration LLC, GREC HoldCo, and Danforth Shared Services LLC which provides administrative services to the company. All intercompany accounts and transactions have been eliminated.

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

The financial information associated with the June 30, 2020 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations necessary for a fair presentation in accordance with GAAP.

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

The company considers all highly liquid investments, purchased with an original maturity of three months or less, to be cash equivalents. As of June 30, 2020, the company had $13,263,847 in cash and $6,213,025 in cash equivalents presented on the Consolidated Statements of Assets and Liabilities. Short-term investments that are cash equivalents, which are considered level 1 investments, are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash consists of cash accounts or letters of credit that are restricted for use on specific investments. As of June 30, 2020, the company did not have any restricted cash accounts.

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

Prior to Q2 2020, pre-operational assets were held at cost, as an approximation of fair value. Beginning in Q2 2020, our advisor evaluates the cash flow projections of pre-operational portfolios internally targeted to reach their commercial operations date (“COD”) within the 6-month period following the reporting quarter end. If the portfolio has any significant portion of value that remains subject to negotiation or contract, the investment may be held at cost, as an approximation of fair value. Otherwise, the portfolio will qualify for risk adjusted fair value, based upon a discounted cash flow model methodology, prior to COD. During the two potential qualifying quarters preceding COD, eligible portfolios will be adjusted by construction discount rate premiums to quantify the risk of project delays and changes that continue to diminish as the COD nears. These valuation methodologies involve a significant degree of judgment on the part of the advisor.

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

The authoritative accounting guidance prioritizes the use of market-based inputs over entity-specific inputs and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation. The three levels of valuation hierarchy are defined as follows:

Level 1:	Unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2:	Other significant observable inputs that are sourced either directly or indirectly from publications or pricing services, including dealer or broker markets, for identical or comparable assets or liabilities. Generally, these inputs should be widely accepted and public, non-proprietary, and sourced from an independent third party.

Level 3:	Inputs derived from a significant amount of unobservable market data and derived primarily through the use of internal valuation methodologies.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common members per share for the three and six months ended June 30, 2020 and June 30, 2019.

	For the three months ended June 30, 2020	For the three months ended June 30, 2019	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Basic and diluted
Net Increase in net assets attributed to common equityholders	$10,417,319	$6,053,520	$19,446,185	$10,485,742
Weighted average common shares outstanding	50,720,366	43,145,574	49,856,024	41,338,528
Net increase in net assets attributed to common equityholders per share	$0.21	$0.14	$0.39	$0.25

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

Dividend income is recorded (1) on the ex-dividend date for publicly issued securities and (2) on the ex-dividend date for private investments. The timing and amount of dividend income is determined on at least a quarterly basis by GREC. This process includes an analysis at the individual project company level based on cash available from operations and working capital needed for the project company operations. Dividend income from our privately held, equity investments are recognized when approved. On a quarterly basis at a minimum, dividends received from the company’s project companies, which generally reflect net cash flow from operations, are declared, accrued, and paid.

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

The costs incurred by our advisor and/or dealer manager are recognized as a liability of the company to the extent that the company is obligated to reimburse our advisor and/or dealer manager, subject to the 15% of gross offering proceeds limitation described above. When recognized by the company, organizational costs are expensed and offering costs, excluding selling commissions and dealer manager fees, are recognized as a reduction of the proceeds from the offering. As of December 31, 2019, all the O&O costs incurred by our advisor had been reimbursed in full and no amounts remain due and payable as of June 30, 2020.

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

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s amended and restated limited liability company agreement, a capital gains incentive allocation will be earned by GREC Advisors, LLC (the “Special Unitholder”), an affiliate of our advisor, on realized gains (net of realized and unrealized losses) since inception from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the LLC’s amended and restated limited liability company agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive allocation, the company will include unrealized gains in the calculation of the capital gains incentive distribution pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies. This amount reflects the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date even though the Special Unitholder is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are realized. Thus, on each date that net asset value is calculated, the company calculates for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period and reflected as an allocation of equity between common members and the Special Unitholder. As of June 30, 2020, and December 31, 2019, a capital gains incentive distribution allocation in the amounts of $8,942,559 and $6,897,808, respectively, was recorded in the Consolidated Statements of Assets and Liabilities as Special Unitholder’s equity.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the date which approximates an expected liquidity event for the company. As of June 30, 2020, and December 31, 2019, the company recorded a liability for deferred sales commissions in the amount of $209,234 and $56,483, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no impact on prior periods’ results.

Derivative Instruments

The company may utilize interest rate swaps to modify interest rate characteristics of existing debt obligations to manage interest rate exposure. These are recorded at fair value either as assets or liabilities in the accompanying consolidated statements of assets and liabilities with changes in the fair value of interest rate swaps during the period recognized as either an unrealized appreciation or depreciation in the accompanying consolidated statements of operations. On the expiration, termination or settlement of a derivatives contract, the company generally records a gain or loss. When there is a master netting agreement with a financial institution, any gain or loss on interest rate swaps with the same financial institution are netted for financial statement presentation.

The fair value of interest rate swap contracts open as of June 30, 2020 is included on the consolidated schedules of investments by contract. For the six months ended June 30, 2020, the company’s average monthly notional exposure to interest rate swap contracts was $89,400,395.

Consolidated Statement of Assets and Liabilities – Fair Values of Derivatives at June 30, 2020

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$-	Swap contracts, at fair value	$11,651,315
		$-		$11,651,315

Consolidated Statement of Assets and Liabilities – Fair Value of Derivatives at December 31, 2019

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$21,223	Swap contracts, at fair value	$4,899,566
		$21,223		$4,899,566

The effect of derivative instruments on the Consolidated Statement of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the three months ended June 30, 2020	Change in net unrealized depreciation on derivative transactions for the three months ended June 30, 2019	Change in net unrealized depreciation on derivative transactions for the six months ended June 30, 2020	Change in net unrealized depreciation on derivative transactions for the six months ended June 30, 2019
Swaps
Interest Rate Risk	$(455,524)	$(2,773,926)	$(6,772,972)	$(4,785,316)
	$(455,524)	$(2,773,926)	$(6,772,972)	$(4,785,316)

Risk Exposure	Other expenses for the three months ended June 30, 2020	Other expenses for the three months ended June 30, 2019	Other expenses for the six months ended June 30, 2020	Other expenses for the six months ended June 30, 2019
Swaps
Interest Rate Risk	$456,676	$(4,821)	$655,923	$33,782
	$456,676	$(4,821)	$655,923	$33,782

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

Income Taxes

The LLC intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the LLC will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the LLC does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation and the company would become taxable as a corporation for U.S. federal income tax purposes under the Internal Revenue Code. The LLC would be required to pay income tax at corporate rates on its net taxable income. To the extent of the company’s earnings and profits and the payment of the distributions would not be deductible by the LLC, distributions to members from the LLC would constitute dividend income taxable to such members

The LLC plans to conduct substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to U.S. federal, state, and local income taxes. Accordingly, most of its operations will be subject to U.S. federal, state, and local income taxes. As of June 30, 2020, including territories and provinces, the portfolio resides in 27 states.

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

The company assessed its tax positions for all open tax years as of June 30, 2020 for all U.S. federal and state tax jurisdictions for the years 2016 through 2019. The results of this assessment are included in the company’s tax provision and deferred tax assets as of June 30, 2020.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (fiscal 2020 for the company). Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. Beginning on January 1, 2020, we have adopted ASU 2018-13 on our consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU NO. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting”, which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contracts as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. As of June 30, 2020, we have not elected to apply the optional amendments and are currently evaluating the impact of the ASU and the effect on our consolidated financial statements.

Note 3. Investments

The composition of the company’s investments as of June 30, 2020 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$124,877,505	$141,300,226	26.1%
Mid-West Region	91,147,000	103,738,482	19.2
Mountain Region	85,220,512	94,670,611	17.5
South Region	94,914,391	100,594,888	18.6
West Region	83,452,311	99,259,802	18.3
Total United States	$479,611,719	$539,564,009	99.7%
Canada:	1,603,136	1,539,610	0.3
Total	$481,214,855	$541,103,619	100.0%

The composition of the company’s investments as of December 31, 2019 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$123,146,232	$130,572,650	27.4%
Mid-West Region	49,208,021	55,455,982	11.7
Mountain Region	79,975,330	87,711,362	18.5
South Region	91,932,394	93,441,062	19.7
West Region	92,944,559	106,382,860	22.4
Total United States	$437,206,536	$473,563,916	99.7%
Canada:	1,603,136	1,611,955	0.3
Total	$439,009,672	$475,175,871	100.0%

The composition of the company’s investments as of June 30, 2020 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage	$3,131,003	$3,131,003	0.6%
Biomass	21,401,133	21,401,133	4.0
Commercial Solar*	284,655,062	336,035,470	62.1
Wind	116,395,175	125,197,919	23.1
Pre-Operational Assets	39,826,446	39,826,446	7.4
Other Investments	15,007,287	14,709,151	2.7
Energy Efficiency	798,749	802,497	0.1
Total	$481,214,855	$541,103,619	100.0%

*	Denotes an industry that includes secured loan(s).

The composition of the company’s investments as of December 31, 2019 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass	$21,425,600	$21,425,600	4.5%
Commercial Solar*	181,619,981	195,595,919	41.2
Residential Solar	36,103,136	47,432,455	10.0
Wind	90,618,874	101,660,576	21.4
Pre-Operational Assets	95,718,187	95,718,187	20.1
Other Investments	12,656,710	12,473,975	2.6
Energy Efficiency	867,184	869,159	0.2
Total	$439,009,672	$475,175,871	100.0%

*	Denotes an industry that includes secured loan(s).

Investments held as of June 30, 2020 and December 31, 2019 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company, have greater than 50% representation on such company’s board of directors, or investments in limited liability companies for which the company serves as managing member.

Note 4. Fair Value Measurements - Investments

The following table presents fair value measurements of investments, by major class, as of June 30, 2020, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$-	$-	$510,241,238	$510,241,238
Capital Stock**	-	-	1,539,610	1,539,610
Energy Efficiency Secured Loans	-	-	436,140	436,140
Secured Loans - Other	-	-	28,886,631	28,886,631
Total	$-	$-	$541,103,619	$541,103,619
Other Financial Instruments*
Unrealized appreciation on open swap contracts	$-	$-	$-	$-
Unrealized depreciation on open swap contracts	-	(11,651,315)	-	(11,651,315)
Total	$-	$(11,651,315)	$-	$(11,651,315)

*	Other financial instruments are derivatives, such as futures, forwards, and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

**	Capital Stock class of investment relates to the Company’s Canadian Northern Lights Portfolio on the Consolidated Schedule of Investments.

The following table presents fair value measurements of investments, by major class, as of December 31, 2019, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$-	$-	$449,981,086	$449,981,086
Capital Stock**	-	-	1,611,955	1,611,955
Energy Efficiency Secured Loans	-	-	479,140	479,140
Secured Loans - Other	-	-	23,103,690	23,103,690
Total	$-	$-	$475,175,871	$475,175,871
Other Financial Instruments*
Open swap contracts - assets	$-	$21,223	$-	$21,223
Open swap contracts - liabilities	-	(4,899,566)	-	(4,899,566)
Total	$-	$(4,878,343)	$-	$(4,878,343)

*	Other financial instruments are derivatives, such as futures, forward currency contracts and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

**	Capital Stock class of investment relates to the Company’s Canadian Northern Lights Portfolio on the Consolidated Schedule of Investments.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2020:

	Balance as of December 31, 2019	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and Repayments of investments(2)	Net realized gain on investments	Balance as of June 30, 2020

Limited Liability Company Member Interests	$449,981,086	$23,794,910	$-	$162,670,885	$(78,696,022)	$(53,852,781)	$6,343,160	$510,241,238
Capital Stock	1,611,955	(71,280)	(1,065)	-	-	-	-	1,539,610
Energy Efficiency - Secured Loans	479,140	-	-	-	-	(43,000)	-	436,140
Secured Loans - Other	23,103,690	-	-	5,605,820	-	177,121	-	28,886,631
Total	$475,175,871	$23,723,630	$(1,065)	$168,276,705	$(78,696,022)	$(53,718,660)	$6,343,160	$541,103,619

(1)	Includes capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, and return of capital.

(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation on investments and foreign currency translation for the three and six months ended June 30, 2020 attributable to Level 3 investments still held at June 30, 2020 was $13,333,797 and $35,043,065. There were no reclassifications attributable to Level 3 investments during the six months ended June 30, 2020. The total net change in unrealized appreciation at fair value for the three and six months ended June 30, 2020 was $11,218,854 and $16,949,593.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2019:

	Balance as of December 31, 2018	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and Repayments of investments(2)	Net realized gain on investments	Balance as of June 30, 2019
Limited Liability Company Member Interests	$304,542,921	$18,096,277	$-	$105,173,399	$(18,293,410)	$-	$-	$409,519,187
Capital Stock	2,081,554	10,800	57,821	-	-	-	-	2,150,175
Energy Efficiency - Secured Loans	551,640	-	-	-	-	(37,500)	-	514,140
Secured Loans - Other	-	-	-	10,750,000	-	-	-	10,750,000
Total	$307,176,115	$18,107,077	$57,821	$115,923,399	$(18,293,410)	$(37,500)	$-	$422,933,502

(1)	Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.

(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation (depreciation) on investments for the six months ended June 30, 2019 attributable to Level 3 investments and foreign currency translation still held at June 30, 2019 was $8,872,225 and $18,164,898. There were no reclassifications attributable to Level 3 investments during the six months ended June 30, 2019. The total net change in unrealized appreciation (depreciation) at fair value for the three and six months ended June 30, 2019 was $6,098,302 and $13,379,582.

As of June 30, 2020, all of company investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of June 30, 2020:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Battery Storage	$3,131,003	Transaction cost	Not Applicable	Not Applicable
Biomass	$21,401,133	Transaction cost	Not Applicable	Not Applicable
Commercial Solar*	$307,148,839	Income approach	Discount rate, kWh Production, potential leverage and estimated remaining useful life	Weighted average 7.86%, 0.5% annual degradation in production, 9.0- 38.0 years
Wind	$125,197,919	Income approach	Discount rate, kWh Production, potential leverage and estimated remaining useful life	Weighted Average 8.10%, no annual degradation in production, 20.3- 29.5 years
Pre-Operational Assets	$39,826,446	Transaction cost	Not Applicable	Not Applicable
Other Investments	$14,709,151	Transaction cost	Not Applicable	Not Applicable
Energy Efficiency	$802,497	Income and collateral based approach	Market yields and value of collateral	10.25%- 20.40%
Secured Loans	$28,886,631	Yield Analysis	Market yields	8%-10%

*	Includes assets that have not reached COD that are being recognized at their fair market value.

As of December 31, 2019, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2019:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Biomass	$21,425,600	Transaction Cost	Not Applicable	Not Applicable
Commercial Solar	$172,492,229	Income Approach and Market approach	Discount rate, future kWh production, and estimated remaining useful life	7.25%-9.25%, 0.5% annual degradation in production, 13.5- 34.3 years
Residential Solar	$47,432,455	Income Approach and Market approach	Discount rate, future kWh production, and estimated remaining useful life	7.25%-9.25%, 0.5% annual degradation in production, 13.5- 34.3 years
Wind	$101,660,576	Income Approach	Discount rate, future kWh production, and estimated remaining useful life	8.50%, no annual degradation in production, 27.9- 29.0 years
Pre-Operational Assets	$95,718,187	Transaction Cost	Not Applicable	Not Applicable
Other Investments	$12,473,975	Transaction Cost	Not Applicable	Not Applicable
Energy Efficiency	$869,159	Income and Collateral Based Approach	Income Based Approach and Market Yields	10.25%-20.4%
Secured Loans	$23,103,690	Yield Analysis	Market Yields	8.0% - 10.0%

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

The commissions, fees and reimbursement obligations related to our terminated continuous offering were as follows:

Type of Compensation and Recipient	Determination of Amount
Selling Commissions — Dealer Manager	Up to 7% of gross offering proceeds from the sale of Class A shares, up to 3% of gross offering proceeds from the sale of Class C shares and up to 6% of gross offering proceeds for the sale of Class P-A shares. No selling commission were paid with respect to Class I and Class P-I shares or for sales pursuant to the dividend reinvestment plan. All its selling commissions were re-allowed to participating broker-dealers.

Dealer Manager Fee — Dealer Manager	Up to 2.75% of gross offering proceeds from the sale of Class A and C shares, and up to 1.75% of gross offering proceeds from the sale of Class I shares. No dealer manager fee was paid for sales pursuant to the dividend reinvestment plan. The dealer manager re-allowed a portion of its dealer manager fee to selected broker-dealers during the offering.

Distribution Fee — Dealer Manager	With respect to Class C shares only, the company pays the dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of 1) a listing of the Class C shares on a national securities exchange, 2) following the completion of this offering, total underwriting compensation in this offering equals 10% of the gross proceeds from the primary offering of Class C shares or 3) Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers. The company estimated the amount of distribution fees expected to be paid and recorded that liability at the time of sale, the liability is included in Deferred sales commission payable on the Consolidated Statements of Assets and Liabilities and fees recorded in Paid-in capital in excess of par value (specific to the Class C Shares) on the Consolidated Statements of Assets and Liabilities. The company continues to assess the value of the liability on a regular basis.

O&O costs — Advisor	The company reimbursed the advisor for the O&O costs (other than selling commissions and dealer manager fees) it had incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. During the initial and secondary offerings approximately 3.8%, or $9.8 million, was charged against gross offering proceeds for O&O costs.

The fees and reimbursement obligations related to our ongoing operation of the company are as follows:

Type of Compensation and Recipient	Determination of Amount
Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed). For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears, or more frequently as authorized under the advisory agreement. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

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

Pre-incentive distribution net investment income, expressed as a rate of return on the value of the company’s average adjusted capital at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 1.75% per fiscal quarter (7.00% annualized). Adjusted capital shall mean: cumulative gross proceeds before sales and commission and dealer fees, generated from sales of the company’s shares and preferred units of limited liability company interests (including the DRP) reduced for distributions to members of proceeds from non-liquidation dispositions of asset and amount paid for share repurchases pursuant to the Share Repurchase Program. Average adjusted capital shall mean: the average value of the adjusted capital for the two most recently completed fiscal quarters. The Special Unitholder shall receive an incentive distribution with respect to the pre-incentive distribution net investment income in each fiscal quarter as follows:

●     no incentive distribution in any fiscal quarter in which the pre-incentive distribution net investment income does not exceed the “hurdle rate” of 1.75%.

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

For the three and six months ended June 30, 2020, the advisor earned $2,451,031 and $4,850,784, in management fees. The Consolidated Statement of Operations also reflects a $2,660,408 and $5,347,867 increase in incentive allocation for the three and six months ended June 30, 2020, shown as net increase in net assets attributed to special unitholder. There was a capital gains incentive distribution of $2,179,116 and $3,303,116 for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, the advisor earned $2,035,065 and $3,857,131 in management fees. The Consolidated Statement of Operations also reflects a $19,969 decrease and a $1,436,288 increase in incentive allocation for the three and six months ended June 30, 2019, shown as a net increase (decrease) in net assets attributed to special unitholder. There was no capital gains incentive distribution for the six months ended June 30, 2019.

As of June 30, 2020, and December 31, 2019, no amounts were due to the advisor.

For the three and six months ended June 30, 2020, the company paid nil in dealer manager fees and nil in selling commissions to the company’s dealer manager, SC Distributors. For the three and six months ended June 30, 2019, the company paid nil and $231,892 in dealer manager fees and $375 and $594,247 in selling commissions to the dealer manager. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares, prior to the receipt by the company, and thus are not reflected in the company’s Consolidated Statements of Operations.

As of June 30, 2020, and December 31, 2019, the advisor owned 23,601 Class A shares.

The company entered secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of June 30, 2020, all loans and operating leases are considered current per their terms.

The company entered into a transaction with Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”) to sell the Sol Phoenix Solar LLC investment, included within the Phoenix Solar Portfolio, on September 30, 2019 for an initial sale price of $16,874,761, pending final adjustments. The sales price was adjusted during Q4 2019 and increased to $17,175,554 as of December 31, 2019 and finalized in Q2 2020 to total $18,060,275. The changes to the purchase price were based upon a final fair value determination of the investment as determined by an independent third-party appraiser. GROZ is an affiliate of GREC, as GROZ shares the same advisor as GREC. Since GROZ is an affiliate of the company, the determination of the purchase price was based on the fair value of the investment as determined by an independent third-party appraiser. The purchase was determined by a majority of the company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction to be fair and reasonable to the company.

The transaction resulted in a realized gain of $7,636,438 of which, $141,974, and $7,494,464 was recorded in the three and six months ending June 30, 2020, and the twelve months ending December 31, 2019, respectively, in net realized (loss)/gain on investments on the Consolidated Statements of Operations. GROZ paid an initial amount of $1,500,000 at closing with an additional $8,184,393 was paid by GROZ as of December 31, 2019. The transaction resulted in a receivable recorded of nil and $7,491,161 as of June 30, 2020 and December 31, 2019, respectively, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2020, the remaining balance was paid by GROZ.

On December 10, 2019, the company through its wholly owned subsidiary, Citrine Solar LLC, entered into a second transaction with GROZ to sell the Fremont CO I, LLC asset. The asset was originally sold for a purchase price of $5,272,475, which increased to $5,335,009 in Q2 2020, based upon the fair value of the investment as determined by an independent third-party appraiser and a determination by a majority of the company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction that the purchase price was fair and reasonable to the company.

The transaction resulted in a realized gain of $761,899 of which, ($32,576), and $794,475 was recorded in the three and six months ending June 30, 2020 and twelve months ended December 31, 2019, respectively, in net realized (loss)/gain on investments on the Consolidated Statements of Operations. As of December 31, 2019, a total of $2,531,000 was paid by GROZ. The transaction resulted in a receivable recorded of nil and $2,741,476 as of June 30, 2020 and December 31, 2019, respectively, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2020, all the remaining balance was paid by GROZ.

Note 6. Borrowings

On June 20, 2019, the company, through GREC HoldCo, entered into a new credit agreement among the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger, sole lead bookrunner, and as swap counterparty. The new credit facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $58,307,080 was drawn down at closing. The $110,000,000 borrowing base has since been reduced to $89,377,253 as a result of our sale of the Raleigh Portfolio and a portion of the East to West Portfolio and their subsequent removal from the facility. The New Credit Facility allows for additional drawdowns through June 20, 2020, at which point the outstanding loans shall convert to an additional term loan and mature on June 20, 2025. As of June 30, 2020, the company has drawn down a net additional $17,205,119, increasing the total amount drawn on the credit facility, which has converted to a term loan.

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

As of June 30, 2020, the outstanding balance is approximately $75.5 million. Financing costs of $3.3 million related to the New Credit Facility have been capitalized and are being amortized over the current term of the New Credit Facility.

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

On December 6, 2019, the company entered into a $15,000,000 revolving letter of credit facility agreement (“LC Facility”) with Fifth Third Bank. The LC Facility has a maturity date of December 6, 2020. On January 30, 2020, the amount of $5.6 million was drawn down. On March 18, 2020, a repayment of $1.9 million was made, reducing the outstanding balance of the LC Facility. On June 9, 2020, a repayment of the remaining outstanding balance occurred.

The company’s outstanding debt as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020				December 31, 2019
	Aggregate Principal Amount Available	Principal Amount Outstanding	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
Term Loan	$89,377,253	$75,458,788	$3,264,887	$72,193,901	$96,438,316	$71,990,467	$3,103,681	$68,886,786
LC Facility	$15,000,000	$-	$-	$-	$-	$-	$-	$-
Total	$104,377,253	$75,458,788	$3,264,887	$72,193,901	$96,438,316	$71,990,467	$3,103,681	$68,886,786

The following table shows the components of interest expense, commitment fees related to the Credit Facility and LC Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the three and six months ended June 30, 2020 and June 30, 2019:

	For the three months Ended June 30, 2020	For the six months Ended June 30, 2020	For the three months Ended June 30, 2019	For the six months Ended June 30, 2019
Credit Facility commitment fee	$10,743	$21,485	$10,743	$21,367
Credit Facility Loan interest*	709,229	1,371,673	945,182	1,720,652
Amortization of deferred financing costs	56,530	113,060	56,530	112,439
Total	$776,502	$1,506,218	$1,012,455	$1,854,458
Weighted average interest rate on credit facility	2.35%	2.93%	4.56%	4.59%
Weighted average outstanding balance of credit facility	$72,374,094	$71,403,800	$38,892,469	$34,801,691

*	Primarily includes financing costs of credit facility.

For the year ended December 31, 2019, the weighted average interest rate on credit facility was 4.32% and the weighted average outstanding balance of the credit facility was $53,753,277.

The principal payments due on the Credit Facility for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2020	$2,839,291
2021	5,890,652
2022	5,809,417
2023	5,972,031
2024	6,205,548
Thereafter	48,741,849
$75,458,788

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

Class P-I shares are currently offered at net asset value through a private placement memorandum.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of June 30, 2020:

	Shares Outstanding as of December 31, 2019	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of June 30, 2020
Class A shares	17,210,016	12,964	226,328	(263,718)	-	17,185,590
Class C shares	2,718,475	-	46,389	(9,589)	(12,417)	2,742,858
Class I shares	6,693,658	5,783	126,714	(203,289)	12,163	6,635,029
Class P-A shares	18,109	-	-	-	-	18,109
Class P-I shares	21,249,352	5,412,168	-	(77,010)	-	26,584,510
	47,889,610	5,430,915	399,431	(553,606)	(254)	53,166,096

The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2019:

	Shares Outstanding as of December 31, 2018	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2019
Class A shares	16,714,738	596,521	457,336	(558,579)	17,210,016
Class C shares	2,222,478	425,956	86,970	(16,929)	2,718,475
Class I shares	6,209,416	429,923	240,190	(185,871)	6,693,658
Class P-A shares	15,478	2,631	-	-	18,109
Class P-I shares	11,841,392	9,631,641	-	(223,681)	21,249,352
	37,003,502	11,086,672	784,496	(985,060)	47,889,610

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the six months ended June 30, 2020 and June 30, 2019 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the six months ended June 30, 2020:
Proceeds from Shares Sold	$110,970	$-	$49,850	$-	$48,072,657	$48,233,477
Proceeds from Shares Issued through Reinvestment of Distributions	$1,944,130	$390,187	$1,087,004	$-	$-	$3,421,321
For the six months ended June 30, 2019:
Proceeds from Shares Sold	$5,255,615	$3,651,717	$3,709,174	$22,875	$51,032,678	$63,672,059
Proceeds from Shares Issued through Reinvestment of Distributions	$1,980,898	$351,496	$1,022,203	$-	$-	$3,354,597

As of June 30, 2020, and December 31, 2019, none of the LLC’s preferred shares were issued and outstanding.

The LLC Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The LLC Agreement also authorizes the board of directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit. The proceeds related to the shareholder receivable amount of $4,157,181 presented on the Consolidated Statements of Assets and Liabilities as of June 30, 2020 were subsequently collected on July 1, 2020.

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

As of June 30, 2020, the company issued 1,814,763 Class A shares, 267,380 Class C shares, and 805,159 Class I shares for a total of 2,887,302 shares issued under the DRP. As of December 31, 2019, the company issued 1,588,435 Class A shares, 220,991 Class C shares, and 678,445 Class I shares for a total of 2,487,871 shares issued under the DRP.

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

		Class of Share
Distribution Period		A	C	I	P-A	P-I
1-Nov-17	31-Jan-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-Feb-18	30-Apr-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-May-18	31-Jul-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-Aug-18	31-Oct-18	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Nov-18	31-Jan-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Feb-19	30-Apr-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-May-19	31-Jul-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Aug-19	31-Oct-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Nov-19	31-Jan-20	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Feb-20	30-Apr-20	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-May-20	30-Jun-20	$0.00151895	$0.00148798	$0.00151895	$0.00152708	$0.00158280

The following table reflects the distributions declared during the six months ended June 30, 2020:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 3, 2020	$1,788,378	$603,861	$2,392,239
March 2, 2020	1,733,079	562,148	2,295,227
April 2, 2020	1,890,329	593,364	2,483,693
May 1, 2020	1,838,776	578,227	2,417,003
June 1, 2020	1,829,781	551,532	2,381,313
July 1, 2020	1,827,336	532,189	2,359,525
Total	$10,907,679	$3,421,321	$14,329,000

The following table reflects the distributions declared during the six months ended June 30, 2019:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2019	$1,317,325	$583,571	$1,900,896
March 1, 2019	1,247,614	552,615	1,800,229
April 1, 2019	1,452,585	611,400	2,063,985
May 1, 2019	1,438,057	600,614	2,038,671
June 1, 2019	1,553,801	622,584	2,176,385
July 1, 2019	1,764,339	383,813	2,148,152
Total	$8,773,721	$3,354,597	$12,128,318

All distributions paid for the six months ended June 30, 2020 are expected to be reported as a return of capital to members for tax reporting purposes and all distributions paid for the six months ended June 30, 2019 were reported as a return of capital to members for tax purposes.

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Cash from operations	$2,738,034	$117,074
Offering proceeds	8,160,529	8,656,647
Total Cash Distributions	$10,898,563	$8,773,721

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds. Due to the company’s change in investment portfolio composition in 2018 to include a greater percentage of pre-operational assets, a significant amount of distributions will continue to be funded from offering proceeds.

Note 9. Commitments and Contingencies

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of June 30, 2020, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

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

Pledge of Parent Company Guarantees: Pursuant to various contracts in which the company has provided a parent company guarantee, the entities and indirectly the company has committed $224.7 million in unsecured guarantees, in the event of a default at the underlying entity.

Investment in to be constructed assets: Pursuant to various engineering, procurement and construction contracts to which various entities of the company are individually a party, the entities, and indirectly the company, has committed an outstanding balance of approximately $88.9 million to complete construction of the facilities. Based upon current construction schedules, the expectation is these commitments will be fulfilled in 2020 into 2021. We also have various entities of the company that are individually a party, and indirectly the company, and committed an outstanding balance of approximately $86.7 million to membership interest purchase agreements as of June 30, 2020. The company plans to use cash on hand, debt and tax equity financing as well as additional capital raised to fund such commitments.

Unsecured guarantee of subsidiary renewable energy credit (“REC”) forward contracts: For the majority of the forward REC contracts currently effective as of June 30, 2020 where a subsidiary of the company is the principal, the company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is nil as of June 30, 2020.

See Note 1 — Organization and Operations of the Company and Note 5 — Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the six months ended June 30, 2020.

	For the six months ended June 30, 2020
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.56	$8.38	$8.56	$8.60	$8.90
Net investment income(3)	0.17	0.17	0.17	0.17	0.17
Net realized and unrealized gain on investments, net of incentive allocation to special unitholder	0.36	0.36	0.36	0.36	0.36
Change in translation of assets and liabilities denominated in foreign currencies (4)	-	-	-	-	-
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.14)	(0.14)	(0.14)	(0.14)	(0.14)
Net increase in net assets attributed to common stockholders	0.39	0.39	0.39	0.39	0.39
Shareholder distributions:
Distributions from net investment income	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)
Distributions from offering proceeds	(0.24)	(0.23)	(0.24)	(0.24)	(0.23)
Offering costs and deferred sales commissions	-	(0.09)	-	-	-
Other(2)	(0.03)	(0.02)	(0.03)	(0.02)	0.01
Net decrease in members’ equity attributed to common shares	(0.32)	(0.39)	(0.32)	(0.31)	(0.27)
Net asset value for common shares at end of period	$8.63	$8.38	$8.63	$8.68	$9.02
Common equityholders’ equity at end of period	$148,355,768	$22,976,811	$57,260,570	$157,111	$239,801,566
Common shares outstanding at end of period	17,185,590	2,742,858	6,635,029	18,109	26,584,510

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	4.34%	3.48%	4.34%	5.10%	4.66%
Ratio of net investment income to average net assets	4.00%	4.08%	4.00%	3.98%	3.84%
Ratio of operating expenses to average net assets	4.18%	4.27%	4.18%	4.16%	4.01%
Portfolio turnover rate	10.69%	10.69%	10.69%	10.69%	10.69%

(1)	The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the period ended June 30, 2020, which were 17,244,832, 2,727,762, 6,741,632, 18,109, and 23,123,690, respectively.
(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.
(4)	Amount is less than $0.01 per share.

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the six months ended June 30, 2019.

	For the six months ended June 30, 2019
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.54	$8.34	$8.54	$8.55	$8.76
Net investment income(3)	0.02	0.02	0.02	0.02	0.02
Net realized and unrealized gain/(loss) on investments, net of incentive allocation to special unitholder	0.32	0.32	0.32	0.32	0.32
Change in translation of assets and liabilities denominated in foreign currencies (4)	-	-	-	-	-
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)
Net increase in net assets attributed to common equityholders	0.29	0.29	0.29	0.29	0.29
Shareholder distributions:
Distributions from net investment income	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Distributions from offering proceeds	(0.29)	(0.29)	(0.29)	(0.29)	(0.28)
Offering costs and deferred sales commissions	(0.01)	(0.04)	(0.01)	-	-
Other(2)	(0.04)	0.02	(0.04)	(0.03)	0.01
Net decrease in members’ equity attributed to common shares	(0.35)	(0.32)	(0.35)	(0.33)	(0.28)
Net asset value for common shares at end of period	$8.48	$8.31	$8.48	$8.51	$8.77
Common equityholders’ equity at end of period	$146,181,048	$22,324,948	$56,557,033	$154,086	$154,366,462
Common shares outstanding at end of period	17,234,421	2,687,897	6,667,949	18,109	17,608,643

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	2.79%	3.14%	2.79%	2.96%	3.43%
Ratio of net investment income to average net assets	0.36%	0.37%	0.36%	0.36%	0.35%
Ratio of operating expenses to average net assets	4.14%	4.24%	4.14%	4.13%	4.03%
Portfolio turnover rate	0.01%	0.01%	0.01%	0.01%	0.01%

(1)	The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the period ended June 30, 2019, which were 17,284,101, 2,587,306, 6,606,106, 17,569 and 14,843,446, respectively.

(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.

(4)	Amount is less than $0.01 per share.

Note 11. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2020 (unaudited).

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

Except as otherwise specified, references to “we,” “us,” “our,” or the “company,” refer to Greenbacker Renewable Energy Company LLC.

Forward Looking Statements

Various statements in this quarterly report, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income, and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, our advisor’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under “Risk Factors” and elsewhere in this report. All forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:

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

Our objective has been to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as RECs and EECs. We initially focused on solar energy and wind energy projects as well as energy efficiency projects. In 2019, we invested in our initial biomass facility. In Q2 2020, we invested in our initial battery storage asset.

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

Our strategy will be tailored to balance long-term cash flow certainty, which we can achieve through long-term agreements for our products, with shorter term arrangements that allow us to potentially generate higher risk-adjusted returns. We may provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, and preferred equity, and we may make minority equity investments. We may also participate in projects by acquiring contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of a project. We may also make equity investments in or loans to parties financing the supply of renewable energy and energy efficiency to residential and commercial customers or the adoption of strategies to reduce the consumption of energy by those customers.

Overall, GCM’s strategy of purchasing smaller renewable energy projects where there is less competition from the larger capital providers has enabled us to build a diversified portfolio of high quality, higher returning assets.  Having a portfolio of smaller projects is initially more expensive and time consuming to operate than having a smaller number of much larger projects, as all renewable energy projects have similar onboarding and acquisition costs irrespective of their size. However, at scale there are considerable efficiencies to be obtained on smaller projects through the streamlining of operations, buying insurance and other services in bulk and obtaining much better financing terms and these benefits are then available to be enjoyed over the whole of the economic life of the assets; which in most cases is 30 to 35 years. GCM views the downside of the additional upfront costs as well worth the investment to provide superior returns over the long term. The larger and more efficient the company becomes the more we create a sustainable competitive advantage in the marketplace.  There are other advantages of this strategy as well such as wide geographic diversity, which is very important when weather plays such an important part in the generation of our income, credit risk diversity, operational diversity, technology diversity and smoothing the seasonality to name just a few. Another key advantage is that we expect to see more of the investment opportunities in the future in smaller projects as the economy continues to embrace the concept of distributed energy and move away from the traditional centralized generation model.  As this trend continues, we expect to see more smaller transactions coming to market and far fewer large transactions.  In the year ending December 31, 2019 we executed 12 portfolio acquisition transactions, and four portfolio sales, bringing us to a total of 34 portfolios to date.  During the six months ending June 30, 2020, we executed three additional portfolio acquisition transactions, and two portfolio sales, six portfolio consolidations, and one portfolio disposal, bringing us to a net total of 29 portfolios. As our access to capital has increased, the average size of the investment has increased from 13.98 MW per portfolio in 2018 to 19.83 MW per portfolio in 2019, a 41.85% increase year over year. As of June 30, 2020, the average size of our investments has increased again to 22.05 MW per portfolio.

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

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the six months ended June 30, 2020 and the year ended December 31, 2019.

	For the six months ended June 30, 2020	For the year ended December 31, 2019
Investment grade:
Utility	63.4%	60.2%
Municipality	8.5	8.1
Corporation	0.8	0.2
Subtotal Investment Grade	72.7%	68.5%

Non-investment grade or no rating**:
Utility	16.9%	15.0%
Municipality	4.8	2.4
Residential*	1.4	12.4
Corporation	4.2	1.7
Subtotal non-investment grade or no rating	27.3%	31.5%
Total	100.0%	100.0%

*	Residential amounts include revenue from our Residential Portfolios prior to the sale on March 5, 2020.

**	As of June 30, 2020, there are no non-investment grade off-takers.

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

The table below sets forth the company’s investments in alternative energy generation portfolios as June 30, 2020.

	Acquisition Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Commercial Solar	Ontario, Canada	100% equity ownership	$1,603,136	Rooftop mounted solar photovoltaic systems	0.6
Conic Portfolio	First quarter 2018, Second quarter 2018, Fourth quarter 2018	Commercial Solar	Colorado, North Carolina	Managing member, majority equity owner	$12,020,331	Commercial ground and roof mounted photovoltaic systems	37.0
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015, Second quarter 2018,	Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana, and North Carolina	100% equity ownership or Managing member, majority equity owner	$24,475,465	Commercial ground and roof mounted photovoltaic systems	14.9
Foresight Solar Portfolio	Fourth quarter 2017	Commercial Solar	California, Colorado	Managing member, majority equity owner	$13,790,000	Commercial ground and roof mounted photovoltaic systems	10.1
Golden Horizons Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	100% equity ownership	$9,290,000	Commercial ground and roof mounted photovoltaic systems	7.8
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015, Fourth quarter 2019	Commercial Solar	Vermont	100% equity ownership	$26,844,254	Commercial ground and roof mounted photovoltaic systems	13.1
Longleaf Solar Portfolio	Fourth quarter 2018	Commercial Solar	North Carolina	Managing member, majority equity owner	$22,932,498	Commercial ground and roof mounted photovoltaic systems	21.8
Magnolia Sun Portfolio	Third quarter 2015, Third quarter 2016, First quarter 2019, First quarter 2020	Commercial Solar	California, Indiana, Massachusetts, and Tennessee	100% equity ownership or Managing Member, Majority Equity Owner	$33,019,598	Commercial ground and roof mounted photovoltaic systems	18.5
Midway III Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	Managing member, majority equity owner	$11,203,473	Commercial ground and roof mounted photovoltaic systems	26.0
Six States Solar Portfolio	Fourth quarter 2015, Second quarter 2016, Third quarter 2017, Second quarter 2018	Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana, and North Carolina	100% equity ownership	$12,480,306	Ground and roof mounted solar systems	13.0
Sunny Mountain Portfolio	Third quarter 2014	Commercial Solar	Colorado	100% equity ownership	$888,081	Commercial and residential ground and roof mounted solar photovoltaic systems	0.8
Trillium Portfolio	Fourth quarter 2018, First quarter 2019, Second quarter 2019, Third quarter 2019, Fourth quarter 2019, First quarter 2020, Second quarter 2020	Commercial Solar	Arkansas, California, Colorado, Maryland, Massachusetts, Michigan, New Jersey, North Carolina, Oregon, Pennsylvania, Vermont, Washington D.C.	100% equity ownership or Managing Member, Majority Equity Owner	$87,221,289	Commercial ground and roof mounted solar photovoltaic systems	97.5
Greenbacker Wind Portfolio – California	Fourth quarter 2017	Wind	California	100% equity ownership	$9,500,000	Operating wind power facilities	6.0
Greenbacker Wind Portfolio – Holdco	Second quarter 2017, Fourth quarter 2017, Second quarter 2019, Third quarter 2019	Wind	Idaho, Iowa, Minnesota, and Vermont	100% equity ownership	$71,523,196	Operating wind power facilities	131.3
Greenbacker Wind Portfolio – Massachusetts	Fourth quarter 2019	Wind	Massachusetts	Managing member, majority equity owner	$10,400,514	Operating wind power facilities	5.0
Greenbacker Wind Portfolio – Montana	Fourth quarter 2015, Fourth quarter 2016	Wind	Montana	100% equity ownership or Managing Member, Majority Equity Owner	$24,971,465	Operating wind power facilities	35.0
Pacifica Portfolio	Second quarter 2020	Battery Storage	California	100% equity ownership	3,131,003	Operating and to-be-constructed battery energy storage facilities	7.9
Eagle Valley Biomass Portfolio	Second quarter 2019	Biomass	Colorado	100% equity ownership	$21,401,133	Operating biomass facility	12.0
Citrine Solar Portfolio	Second quarter 2020	Pre-Operational Assets	California	100% equity ownership	$535,875	Commercial ground and roof mounted photovoltaic systems	0.6
Colorado CES Portfolio	First quarter 2020	Pre-Operational Assets	Colorado	100% equity ownership	$1,393,883	Commercial ground and rooftop solar photovoltaic systems	2.0
Greenbacker Wind Portfolio – Maine	First quarter 2020	Pre-Operational Assets	Maine	100% equity ownership	$3,151,100	Pre-operational wind power facilities	15.3
SE Solar 2019 Portfolio	Fourth quarter 2018	Pre-Operational Assets	North Carolina	100% equity ownership	$10,416,518	Commercial ground and roof mounted photovoltaic systems	14.4
Turquoise Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	Nevada	100% equity ownership	$24,329,070	Commercial ground and roof mounted photovoltaic systems	60.6
Other Portfolios	Third quarter 2018, Fourth quarter 2018, Fourth quarter 2019	Pre-Operational Assets	California, Colorado, and North Carolina	100% equity ownership	$15,007,287	Commercial ground and roof mounted photovoltaic systems	N/A
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency	Puerto Rico	Capital lease	$362,609	Energy efficiency LED lighting	N/A
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency	Pennsylvania	Secured loan	$436,140	Energy efficiency LED lighting	N/A
Encore Loan	Fourth quarter 2019	Secured Loan	Vermont	Secured loan	$5,000,680	Loan	N/A
Hudson Loan	Third quarter 2019	Secured Loan	New York	Secured loan	$9,945,275	Loan	N/A
New Market Loan	Fourth quarter 2019	Secured Loan	North Carolina	Secured loan	$5,000,000	Loan	N/A
SE Solar Loan	First quarter 2019	Secured Loan	North Carolina	Secured Loan	$5,000,000	Loan	N/A
TUUSSO Loan	Fourth quarter 2019	Secured Loan	Washington	Secured Loan	$3,940,676	Loan	N/A

*	Approximate.

**	Does not include assumed project level debt.

***	100% Equity ownership, majority equity owner (>50%), equity owner (<50%), Managing Member of the Limited Liability Company, secured loan, or a capital lease.

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

After the finalization of the June 30, 2020 net asset value, the current offering price of the Class P-I shares is $9.02 per share.

As of June 30, 2020, and December 31, 2019, our advisor owned 23,601 shares.

As of June 30, 2020, we had received subscriptions for and issued 56,020,677 of our shares (including shares issued under the DRP) for gross proceeds of $517,311,329 (before dealer-manager fees of $4,307,374 and selling commissions of $14,190,829 for net proceeds of $498,813,126). As of December 31, 2019, we had received subscriptions for and issued 50,190,331 of our shares (including shares issued under the DRP) for gross proceeds of $465,384,994 (before dealer-manager fees of $4,307,374 and selling commissions of $14,190,829 for net proceeds of $446,886,791).

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

Current Competition in the Alternative Energy — Wind Marketplace

Growth in the Wind Project Market was strong in 2019 and continued in the beginning of 2020. According to the American Wind Energy Association’s (AWEA) U.S. Wind Industry First Quarter 2020 Market Report, the U.S. wind industry installed 1,821 MW of new wind power capacity in the first quarter of 2020, a 117% increase over the first quarter of 2019. For the full year ended December 31, 2019, the industry commissioned 9,143 MW in wind power capacity which is an increase of 20.5% over the year ended December 31, 2018. According to the Energy Information Administration ( the “EIA”), wind power has surpassed hydropower as the U.S. grid’s largest source of renewable electricity in 2019. As a result, we continue to see good investment opportunities in the Wind Project Market.

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

General Market Overview for Battery Storage

Battery storage systems are becoming an increasingly important part of the energy mix within the United States. According to the EIA:

“In 2010, 7 battery storage systems accounted for only 59 megawatts (MW) of power capacity, the maximum amount of power output a battery can provide in any instant, in the United States. By 2015, 49 systems accounted for 351 MW of power capacity. This growth continued at an increased rate for the next three years, and the total number of operational battery storage systems has more than doubled to 125 for a total of 869 MW of installed power capacity as of the end of 2018.”

Battery storage system growth has been largely driven by rapidly falling costs as well as state mandates which have driven utilities to begin integrating these systems into their energy mixes. The National Renewable Energy Lab has estimated that the installed cost of Battery Electric Storage (BES) systems will fall from around $400 per kWh in 2019 to just above $200 per kWh in 2030. This rapidly falling price will be a key driver in the propagation of such systems throughout the power grid as such systems will be required to accommodate larger and larger percentages of intermittent energy systems such as solar and wind. This transition will drive combined renewable and storage systems towards parity with baseload generation systems but without the accompanying emissions and other externalities.

Due to its potential for rapid growth, we believe that battery storage represents a large and growing investment opportunity for the foreseeable future.

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

The natural resources utilized to generate revenue by our investments, generally sunlight and wind, are obtained at no cost. The one exception in our portfolio today is Eagle Valley Clean Energy LLC (“EVCE”), a biomass facility in Gypsum Colorado, which requires the continuous supply of wood chips and a team of experienced people to operate the plant. While the project maintains a stockpile of woodchip inventory, this facility is clearly more vulnerable to the effects of this pandemic. As of June 30, 2020, no such impacts have been felt by EVCE which represents less than 4% of our gross investment value.

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

Basis of Presentation

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) which requires the use of estimates, assumptions, and the exercise of subjective judgment as to future uncertainties.

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

Basis of Consolidation

As provided under Regulation S-X and ASC Topic 946, the company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the company. Accordingly, the company consolidated the accounts of its wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Equity investments are also valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts (for example net cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value using current market expectations about those future amounts. Beginning in Q2 2020 the advisor evaluates the eligibility of pre-operational assets to utilize the income approach versus cost approach as an approximation of fair value. Qualified assets under construction must be targeted for completion within the next 1-6 months following the reporting period and have minimal remaining exposure to valuation adjustments.

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

We have adopted Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls will be determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgement and considers factors specific to each investment.

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

Dividend income is recorded (1) on the ex-dividend date for publicly issued securities and (2) when received from private investments or our project companies. The timing and amount of dividend income is determined on at least a quarterly basis by GREC. This process includes an analysis at the individual project company level based on cash available from operations and working capital ratios needed for the project company daily operations. Dividend income from our privately held, equity investments are recognized when approved. Dividends received from the company’s private investments, which generally reflect net cash flow from operations, are declared, accrued and paid on a quarterly basis at a minimum. The proceeds related to the dividend receivable amount of $1,473,345 are presented on the consolidated statements of assets and liabilities as of June 30, 2020.

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

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of Class C shares, sold with a reduced front-end load sales charge. The costs expected to be incurred at the time of the sale of Class C shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the date which approximates an expected liquidity event for the company. As of June 30, 2020, and December 31, 2019, the company recorded a liability for deferred sales commissions in the amount of $209,234 and $56,483, respectively.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04- Reference Rate Reform (Topic 848), which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this update is effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. As of June 30, 2020, we have not elected to apply the optional amendments and are currently evaluating the impact of the ASU and the effect on our consolidated financial statements.

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

Proposed Amendment to the Operating Agreement Related to Incentive Allocations

On July 14, 2020, the company filed a Definitive Proxy Statement outlining a proposed amendment to the Operating Agreement for shareholder vote, concluding on August 25, 2020 at the Special Meeting of Shareholders assuming that a quorum is met by that date. The purpose for the proposed amendments to the Operating Agreement, if effected, would be to eliminate most of the multiple forms of incentive compensation allocable to the Special Unitholder provided for in the Operating Agreement and to replace such incentive compensation with a single Performance Participation Fee payable under certain circumstances by the Company to the Special Unitholder. The rationale for this action is to simplify the calculation methodology for incentive compensation payable by the Company and to provide the Company with an incentive fee construct that is consistent with incentive fees payable by the Company’s market peers. The structure of the proposed changes to the incentive compensation allocable to the Special Unitholders are as follows:

●	the Performance Participation Fee will represent a lower percentage fee (effectively, 12.5%) than the Income Incentive Distribution and the Capital Gains Incentive Distribution, which are, effectively, 20% of the calculated net investment income and capital gains, respectively, of the Company;

●	the Performance Participation Fee will be based on the total return generated by the Company during each calculation period, rather than the two separate components of net investment income and capital gains, in each case calculated in accordance with the Operating Agreement;

●	the total return component of the Performance Participation Fee will include the Company’s net unrealized gains during the calculation period, which are excluded from the calculation of the Capital Gains Incentive Distribution; and

●	the Performance Participation Fee will be subject to a new hurdle rate and a high-water mark, which must be exceeded for the incentive fee to be payable in any period.

Portfolio and Investment Activity

As of June 30, 2020, the company invested in numerous solar, wind, biomass, battery storage, and energy efficiency projects included in 29 investment portfolios, as well as six secured loans, as follows:

Canadian Northern Lights Portfolio

The company owns a portfolio of 78 rooftop solar photovoltaic systems located within a 60-mile radius of Toronto, Ontario, Canada with a combined generation capacity of approximately 0.6 MW. Lease agreements are in place and the systems sell power directly to the local utility, Ontario Power Authority under their microFIT solar program at a fixed rate.

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

In addition, the company owns Phelps 158 Solar Farm, LLC a solar photovoltaic system with capacity of approximately 6.7 MW that sells power to Dominion Energy. The project is located in Conway, North Carolina. Phelps 158 Solar Farm, LLC is included in the East to West Solar Portfolio.

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

Longleaf Portfolio

The company purchased and constructed a 21.8 MW portfolio of three solar projects (“Longleaf Portfolio”) located in Camden, Jamesville and Martin counties, North Carolina. All three facilities reached commercial operations during Q3 2019. The Longleaf Portfolio sells all power generated to an investment grade utility off-taker through a 15-year fixed price PPA.

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

4.

HESP — In the first quarter of 2020, the company purchased an operating solar portfolio that consists of 7 assets that are located across New York, New Jersey, and Washington D.C. The HESP portfolio totals 5.1 MW and originally achieved commercial operations between Q4 2017 and Q1 2018. The projects sell power to credit worthy municipalities, schools, and corporate off-takers.

5.

Rockville — Lastly, the company purchased the managing member interest for a 6.3 MW portfolio of two utility scale solar projects (“Rockville Portfolio”). The Rockville Portfolio projects have been operating since 2014. The projects consist of 3.1 MW site ground-mounted project and a 3.2 MW roof-mounted project, both located in Indianapolis, Indiana. The projects are contracted for 15 years through PPAs with Indianapolis Power & Light.

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

The owned Six States Solar Portfolio consists of ground and roof mounted solar units located on municipal and commercial properties generally described as follows:

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

Trillium Portfolio

The Trillium portfolio consists of numerous operating and to-be-constructed commercial solar projects that are related under a tax equity partnership, leverage facility, or both.

1.	In Q1 2020 the company included within the Trillium Portfolio, 10 operating solar projects, totaling 23.0 MW. The projects are located across Arkansas, Colorado, Maryland, New Jersey, Vermont, and Washington D.C. The projects will sell their generated electricity to a variety of municipal, commercial, and utility grade off-takers through PPA contracts that range 15-28 years. All projects were operational as of Q2 2020.

2.	In Q2 2020 an additional 3.8 MW of commercial solar was added to the Trillium Portfolio with the inclusion of one project. This project, Mid-River is located in Northampton County, Pennsylvania. It reached COD in Q2 2020 and has a 21-year PPA with an investment-grade off-taker.

3.	In Q2 2020 an additional 13 assets comprising 27.6 MW of to-be-constructed commercial solar assets were added to Trillium. These assets are located across six states, California, Colorado, Massachusetts, New Jersey, Oregon, and Vermont. They are all set to achieve commercial operations in Q3 2020 and have secured PPA agreements ranging 16-25 years.

4.	An additional group of three projects, set to achieve commercial operations in Q4 2020 were added to the Trillium Portfolio in Q2 2020. These projects together provide 10.1 MW of commercial solar energy that is contracted under three separate PPA agreements ranging 13-25 years. These projects are located in California, New Jersey, and North Carolina.

5.	Lastly, two additional to-be-constructed projects were consolidated under the Trillium Portfolio in Q2 2020. The projects located in Maryland and Michigan collectively add 33.0 MW to the portfolio. These projects have contracted energy revenue for 20-25 years through PPAs with both municipal and commercial off-takers.

With the inclusion of owned and leased assets, the company owns and/or operates approximately 261.0 MW of operating commercial solar power facilities throughout the United States as of June 30, 2020.

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

In August 2019, the company acquired an interest in Community Wind South, a 30.75 MW operating wind farm located in Nobles County, Minnesota (“CWS”). The Project reached Commercial Operations (“COD”) in December 2012 and has 20-year busbar power and REC contracts with Northern States Power (A2/A-), a wholly owned subsidiary of Xcel Energy.

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

Greenbacker Wind — Massachusetts

In May 2019, the company entered into a short-term secured loan agreement with Holiday Hill Community Wind, LLC. In Q4 of 2019, the loan was settled and the underlying asset, Holiday Hill Community Wind was purchased. The 5.0 MW project is in Massachusetts and sells power to Russel Municipal Light Department through a 25-year PPA contract. Additionally, RECs are sold to Chicopee Municipal Lighting Plant, and City of Westfield Gas & Electric Department.

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

Pacifica Portfolio

The Pacifica Portfolio is a 7.9 MW portfolio, comprised of sixteen operating and to-be-constructed battery energy storage facilities located in California.

The company currently owns approximately 7.9 MW of battery storage assets throughout the United States.

Citrine Portfolio

The Citrine Portfolio consists of costs associated with to-be-constructed solar projects located in California. The projects are expected to be placed in service throughout 2020.

Colorado CES

The Colorado CES portfolio consists of costs associated with a to-be-constructed community solar project located in Colorado. The Project is part of Xcel Energy’s Community Solar Garden program.

SE Solar 2019 Portfolio

SE Solar 2019 Portfolio is comprised of 14.4 MW of solar projects located in North Carolina. The Portfolio is expected to reach commercial operations in late 2020.

Turquoise Solar Portfolio

The company purchased Turquoise Nevada LLC (“Turquoise Solar”), a to-be-constructed 60.6-MW solar project located in Washoe County, NV. Turquoise Solar started construction during 2019 and is set to achieve commercial operations in Q4 2020. Once operational, Turquoise Nevada will sell 100% of generated electricity through a 25-year fixed-price PPA with a large regulated utility.

Greenbacker Wind Portfolio - Maine

In March 2020, the company purchased a 15.3 MW to be constructed wind farm located in Roxbury, Maine. The project is set to begin construction in 2020 and is expected to reach commercial operations in Q3 2021.The project will sell power under a 20-year PPA with four investment grade, local municipal light departments.

The company has under contract approximately 93.0 MW of pre-operational assets related to future commercial solar and wind power facilities throughout the United States that are expected to become operational in 2020 and beyond.

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

Hudson Loan/Portfolio

In June 2019, the company entered into a short-term secured loan agreement with Hecate Energy New York Holdings LLC. The loan bears an interest rate of 8% and matures on July 14, 2020.

New Market Loan

In October 2019, the company entered into a short-term secured loan agreement with New Market Solar, LLC. The loan bears an interest rate of 9% and matures on October 3, 2020.

TUUSSO Loan

In November 2019, the company entered into a short-term secured loan agreement with TUUSSO Energy, LLC. The loan bears an interest rate of 8% and matures on August 31, 2020.

Portfolio Disposals

The following portfolios were sold during the six months ended June 30, 2020:

Residential Portfolios

On March 5, 2020, the company closed a transaction to sell the entirety of its investments in the Greenbacker Residential Solar Portfolio and the Greenbacker Residential Solar Portfolio II (collectively the “Residential Portfolios”). The Residential Portfolios comprised 3,668 individual residential sites which were accumulated through a series of transactions from October 2016 to July 2017. The purchase price consideration for this transaction was $43,048,326 which resulted in a gain of $8,283,326 as it relates to the sale. The realized gain of $220,780 and $8,062,546 was recorded for the three and six months ending June 30, 2020, respectively, in net realized (loss)/gain on investments on the Consolidated Statements of Operations. The transaction resulted in a receivable of $145,780 and nil as of June 30, 2020 and December 31, 2020 respectively.

East to West Portfolio Assets

On January 10, 2020 the company closed a transaction to sell three assets North Carolina I, North Carolina II, and South Robeson, all included within the East to West Portfolio. The portfolio consisted of systems that comprised 11.35 MW of commercial solar photovoltaic systems. The purchase price consideration for this transaction was $11,084,803, which resulted in a realized loss of $1,574,616 as it relates to the sale. The realized loss of nil and $1,574,616 was recorded for the three and six months ending June 30, 2020, respectively, in net realized (loss)/gain on investments on the Consolidated Statements of Operations.

The following portfolios were sold during the year ended December 31, 2019:

Raleigh Portfolio

On December 24, 2019, the company entered into an agreement to sell 100% of the equity interests in Holocene Renewable Energy Fund 3, LLC. (“Raleigh Portfolio”). The Raleigh Portfolio was comprised of 26 MW of commercial ground and roof mounted solar photovoltaic systems located in North Carolina. The purchase price consideration for this transaction was $24,200,000 plus working capital, which resulted in a gain of $3,544 ,782 as it relates to the sale. During 2020, the company finalized the working capital adjustment for the sale and it resulted in a realized loss of $313,148 and $398,151 for the three and six months ending June 30, 2020, respectively, recorded in net realized (loss)/gain on investments on the Consolidated Statements of Operations. This transaction resulted in a receivable recorded of nil and $11,780,854 as of June 30, 2020 and December 31, 2019, respectively, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities.

Enfinity Colorado DHA Portfolio

On October 18, 2019, the company entered into an agreement to sell 100% of the equity of Enfinity Colorado DHA 1, LLC which was comprised of 666 residential rooftop solar systems, totaling 2.5 MW located in and around Denver, Colorado. The purchase price consideration for this transaction was $6,972,240 plus working capital. The transaction resulted in a gain of $606,580 recorded in the Consolidated Statement of Operations. During 2020, the company finalized the working capital adjustment for the sale and it resulted in a realized loss of $76,796 for the three and six months ending June 30, 2020, recorded in net realized (loss)/gain on investments on the Consolidated Statements of Operations.

Phoenix Portfolio

The company entered into a transaction with Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”) to sell the Sol Phoenix Solar LLC investment, included within the Phoenix Solar Portfolio, on September 30, 2019 for an initial sale price of $16,874,761, pending final adjustments. The sale price was adjusted during Q4 2019 and increased to total $17,175,554 as of December 31, 2019 and finalized in Q2 2020 to total $18,060,275. The changes to the purchase price were based upon a final fair value determination of the investment as determined by an independent third-party appraiser. GROZ is an affiliate of GREC, as GROZ shares the same advisor as GREC. Since GROZ is an affiliate of the company, the determination of the purchase price was based on the fair value of the investment as determined by an independent third-party appraiser. The purchase was determined by a majority of the company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction to be fair and reasonable to the company.

The transaction resulted in a realized gain of $7,636,438 of which, $141,974, and $7,494,464 was recorded in the three and six months ending June 30, 2020, and the twelve months ending December 31, 2019, respectively, in net realized (loss)/gain on investments on the Consolidated Statements of Operations. GROZ paid an initial amount of $1,500,000 at closing with an additional $8,184,393 was paid by GROZ as of December 31, 2019. The transaction resulted in a receivable recorded of nil and $7,491,161 as of June 30, 2020 and December 31, 2019, respectively, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2020, the remaining balance was paid by GROZ.

Fremont Portfolio

On December 10, 2019, the company through its wholly owned subsidiary, Citrine Solar LLC, entered into a second transaction with GROZ to sell the Fremont CO I, LLC asset. The asset originally sold for a purchase price of $5,272,475, which increased to $5,335,009 in Q2 2020, based upon the fair value of the investment as determined by an independent third-party appraiser and a determination by a majority of the company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction that the purchase price was fair and reasonable to the company.

The transaction resulted in a realized gain of $761,899 of which, ($32,576), and $794,475 was recorded in the three and six months ending June 30, 2020 and twelve months ended December 31, 2019, respectively, in net realized (loss)/gain on investments on the Consolidated Statements of Operations. As of December 31, 2019, a total of $2,531,000 was paid by GROZ. The transaction resulted in a receivable recorded of nil and $2,741,476 as of June 30, 2020 and December 31, 2019, respectively, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2020, the remaining balance was paid by GROZ.

Investment Summary

The following table presents the gross purchases of the gross funding of additional capital for new or existing investments for the six months ended June 30, 2020 and June 30, 2019:

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Battery Storage
Pacifica Portfolio	$3,024,537	$-
Biomass
Eagle Valley Biomass Portfolio	175,533	20,113,245
Commercial Solar
Conic Portfolio	192,008	14,550,000
East to West Solar Portfolio	6,794,686	1,950,000
Foresight Solar Portfolio	18,000	350,000
Green Maple Portfolio	838,270	-
Longleaf Portfolio	40,000	-
Magnolia Sun Portfolio	14,002,402	-
Midway III Solar Portfolio	688,079	510,000
Six States Solar Portfolio	287,000	200,000
Trillium Portfolio	36,040,645	-
Residential Solar
Enfinity Colorado DHA Portfolio	-	50,000
Greenbacker Residential Solar Portfolio	13,000	-
Greenbacker Residential Solar Portfolio II	265,000	430,000
Wind
Greenbacker Wind Portfolio - California	50,000	-
Greenbacker Wind Portfolio - HoldCo	27,070,479	-
Greenbacker Wind Portfolio - Massachusetts	550,415	-
Greenbacker Wind Portfolio - Montana	911,781	540,000
Pre-Operational Assets
Citrine Portfolio	21,364,219	-
Colorado CES Portfolio	4,349,117	1,125,000
Electric City Portfolio	7,150,812	-
Greenbacker Wind Portfolio - Maine	3,108,774	-
Omni Portfolio	6,622,528	9,815,700
Oregon Sun Portfolio	3,346,465	-
Phoenix Solar Portfolio	2,774,443	10,610,777
SE Solar Portfolio	9,913,695	29,641,698
Turquoise Solar Portfolio	3,533,434	13,896,312
Other Investments
Other Portfolios	9,545,562	1,390,667
Secured Loans
Hudson Loan	464,149	-
SE Solar Loan	4,000,000	5,000,000
TUUSSO Loan	1,141,672	-
Wind - MA Loan	-	5,750,000
	$168,276,705	$115,923,399

For the six months ending June 30, 2020, we executed an additional three acquisition transactions, and two portfolio sales, six portfolio consolidations, and one portfolio disposal, bringing us to a net total of 29 portfolios. As our access to capital has increased, the average size of the investment has increased from 13.98 MW per portfolio in 2018 to 19.83 MW per portfolio in 2019, a 41.85% increase year over year. As of June 30, 2020, the average size of our investment has increased again to 22.05 MW per portfolio.

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

The composition of the company’s investments as of June 30, 2020, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage
Pacifica Portfolio	$3,131,003	$3,131,003	0.6%
Subtotal	$3,131,003	$3,131,003	0.6%
Biomass
Eagle Valley Biomass Portfolio	$21,401,133	$21,401,133	0.04%
Subtotal	$21,401,133	$21,401,133	4.0%
Commercial Solar:
Canadian Northern Lights Portfolio	$1,603,136	$1,539,610	0.3%
Conic Portfolio	12,020,331	15,845,533	2.9
East to West Solar Portfolio	24,475,465	22,364,665	4.1
Foresight Solar Portfolio	13,790,000	17,079,288	3.2
Golden Horizons Solar Portfolio	9,290,000	18,142,728	3.4
Green Maple Portfolio	26,844,254	27,027,360	5.0
Longleaf Solar Portfolio	22,932,498	25,110,920	4.6
Magnolia Sun Portfolio	33,019,598	37,353,951	6.9
Midway III Solar Portfolio	11,203,473	13,193,643	2.4
Six States Solar Portfolio	12,480,306	12,532,765	2.3
Sunny Mountain Portfolio	888,081	748,425	0.1
Trillium Portfolio	87,221,289	116,209,951	21.6
Subtotal	$255,768,431	$307,148,839	56.8%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$9,192,150	1.7%
Greenbacker Wind Portfolio - HoldCo	71,523,196	77,786,523	14.3
Greenbacker Wind Portfolio - Massachusetts	10,400,514	11,803,886	2.2
Greenbacker Wind Portfolio - Montana	24,971,465	26,415,360	4.9
Subtotal	$116,395,175	$125,197,919	23.1%
Pre-Operational Assets:
Citrine Portfolio	$535,875	$535,875	0.1%
Colorado CES Portfolio	1,393,883	1,393,883	0.3
Greenbacker Wind Portfolio - Maine	3,151,100	3,151,100	0.6
SE Solar 2019 Portfolio	10,416,518	10,416,518	1.9
Turquoise Solar Portfolio	24,329,070	24,329,070	4.5
Subtotal	$39,826,446	$39,826,446	7.4%
Other Investments:
Other Portfolios	$15,007,287	$14,709,151	2.7%
Subtotal	$15,007,287	$14,709,151	2.7%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$362,609	$366,357	0.1%
Renew AEC One, LLC	436,140	436,140	0.1
Subtotal	$798,749	$802,497	0.2%
Secured Loans:
Encore Loan	$5,000,680	$5,000,680	0.9%
Hudson Loan	9,945,275	9,945,275	1.8
New Market Loan	5,000,000	5,000,000	0.9
SE Solar Loan	5,000,000	5,000,000	0.9
TUUSSO Loan	3,940,676	3,940,676	0.7
Subtotal	$28,886,631	$28,886,631	5.2%
Total	$481,214,855	$541,103,619	100.0%

The composition of the company’s investments as of December 31, 2019, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass:
Eagle Valley Biomass Portfolio	21,425,600	21,425,600	4.5%
Subtotal	$21,425,600	$21,425,600	4.5%
Commercial Solar:
Conic Portfolio	$12,077,823	$17,828,206	3.8%
East to West Solar Portfolio	39,109,190	41,214,191	8.7
Foresight Solar Portfolio	13,790,000	14,965,339	3.1
Golden Horizons Solar Portfolio	9,290,000	15,132,017	3.2
Green Maple Portfolio	26,561,596	27,268,058	5.7
Longleaf Portfolio	22,797,404	24,605,536	5.2
Magnolia Sun Portfolio	10,775,000	6,460,457	1.4
Midway III Solar Portfolio	10,575,394	11,475,652	2.4
Six States Solar Portfolio	12,655,306	12,799,005	2.6
Sunny Mountain Portfolio	884,578	743,768	0.2
Subtotal	$158,516,291	$172,492,229	36.3%
Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$1,611,955	0.3%
Greenbacker Residential Solar Portfolio	28,100,000	32,540,979	6.9
Greenbacker Residential Solar Portfolio II	6,400,000	13,279,521	2.8
Subtotal	$36,103,136	$47,432,455	10.0%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$8,777,056	1.8%
Greenbacker Wind Portfolio - HoldCo	25,753,111	35,089,021	7.4
Greenbacker Wind Portfolio - Iowa	20,440,000	20,440,000	4.3
Greenbacker Wind Portfolio - Massachusetts	10,169,079	10,902,726	2.3
Greenbacker Wind Portfolio - Montana	24,756,684	26,451,773	5.6
Subtotal	$90,618,874	$101,660,576	21.4%
Pre-Operational Assets:
Citrine Solar Portfolio	$3,411,249	$3,411,249	0.7%
Colorado CES Portfolio	4,517,354	4,517,354	1.0
Electric City Portfolio	4,208,484	4,208,484	0.9
Omni DG Portfolio	17,900,298	17,900,298	3.8
Opal Portfolio	344,949	344,949	0.1
Oregon Sun Portfolio	5,404,787	5,404,787	1.1
Phoenix Solar Portfolio	4,051,138	4,051,138	0.8
SE Solar 2019 Portfolio	5,000,000	5,000,000	1.1
Trillium Portfolio	24,277,396	24,277,396	5.0
Turquoise Solar Portfolio	26,602,532	26,602,532	5.6
Subtotal	$95,718,187	$95,718,187	20.1%
Other Investments:
Other Portfolios	$12,656,710	$12,473,975	2.6%
Subtotal	$12,656,710	$12,473,975	2.6%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$388,044	$390,019	0.1%
Renew AEC One, LLC	479,140	479,140	0.1
Subtotal	$867,184	$869,159	0.2%
Secured Loans
Encore Loan	$5,000,680	$5,000,680	1.1%
Hudson Loan	9,481,127	9,481,127	2.0
New Market Loan	5,000,000	5,000,000	1.1
SE Solar Loan	1,000,000	1,000,000	0.2
TUUSSO Loan	2,621,883	2,621,883	0.5
Subtotal	$23,103,690	$23,103,690	4.9%
Total	$439,009,672	$475,175,871	100.0%

Results of Operations

A discussion of the results of operations for the three and six months ended June 30, 2020 and three and six months ended June 30, 2019 are as follows:

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

The timing and amount of dividend income to be distributed to the company is determined on at least a quarterly basis by the company. This process includes an analysis at the individual project entity level of the cash available from operations and necessary working capital needed for the proper daily operations of the project. As a general rule, the dividend income from our equity investments is recognized as income only when it is received by the company whereas the undistributed income is retained within the project entities (i.e., included in working capital of the project company) and is added to the carrying value of those investments on the balance sheet. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three and six months ended June 30, 2020 totaled $4,871,338 and $10,079,128, respectively, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $700,423 and $1,430,290, respectively. Dividend income for the three and six months ended June 30, 2019 totaled $4,170,450 and $6,163,568, respectively, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $215,991 and $455,471, respectively.

The increase in dividend income from the three and six months ended June 30, 2019 to the three and six months ended June 30, 2020 was primarily attributable to the acquisition of operating assets and completion of construction assets during the second half of 2019 & 2020, as well as, the increased production in Q2 2020 compared to Q2 2019. The most significant driver in our portfolio was the Wind acquisitions made in Q3 2019, Q4 2019, and Q1 2020.

The increase in the interest income for the three and six months ended June 30, 2020 versus the three and six months ended June 30, 2019 was primarily attributed to the increase in our interest-bearing loans to unaffiliated entities.

During 2020, our investments increased from $475.1 million as of December 31, 2019 to $541.1 million as of June 30, 2020, or a 13.87% increase. As of June 30, 2020, and December 31, 2019, we had approximately $144,924,091 and $128,632,161 in pre-operational and non-earning assets, which amounted to 16.62% and 19.08% of our gross investment amounts, respectively. We expect that the majority, but not all, of the assets that are currently pre-operational and non-earning to become revenue generating throughout the remainder of 2020 but we also expect to continue to make new investments in projects prior to the commencement of construction. As noted above, the strategy of investing in projects prior to the commencement of construction resulted in an increase in costs with no immediate increase in dividend income from those projects. However, during the year ended December 31, 2019 we were able to transition 17 projects, comprising four portfolios, from the construction phase to the commencement of operations. Managing projects through the construction phase to commercial operation date during the year ended December 31, 2019 has delivered both realized and unrealized gains of $8,289,121, and $5,216,936, respectively, which are now all incorporated in the current net asset value of the company.

Balance	6/30/2020	12/31/2019	12/31/2018
Investments in controlled/affiliated and non-controlled/non-affiliated portfolios at fair value	$541,103,619	$475,175,871	$307,176,115
Notes payable balances of the company and its’ operating entities	$386,553,560	$261,850,711	$92,631,639
Cash, cash equivalents and restricted cash	$19,476,872	$9,066,091	$39,122,635
Less: Note payable balance of the company	$(75,458,788)	$(71,990,467)	$(30,665,460)

Gross Investment Amount	$871,675,263	$674,102,206	$408,264,929

Additional Metrics
Pre-operational and Non-earning Assets	$144,924,091	$128,632,161	$51,632,387
Pre-operational and Non-earning Assets as a % of Gross Investment Amount	16.62%	19.08%	12.65%

Expenses. For the three and six months ended June 30, 2020, the company incurred $4,380,821 and $8,719,573 in operating expenses, respectively, including the management fees earned by the advisor. For the three and six months ended June 30, 2019, the company incurred $3,247,468 and $6,319,977 in operating expenses, respectively, including the management fees earned by the advisor.

For the three and six months ended June 30, 2020, the advisor earned $2,451,031 and $4,850,784, respectively, in management fees due to the increase in total assets. The consolidated financial statements reflect a $2,660,408 and $5,347,867 increase, respectively, in incentive allocation for the three and six months ended June 30, 2020 based primarily upon net unrealized appreciation. For the three and six months ended June 30, 2019, the advisor earned $2,035,065 and $3,857,131, respectively, in management fees due to the increase in total assets. The consolidated financial statements reflect a $19,969 decrease and $1,436,288 increase, respectively, in incentive allocation for the three and six months ended June 30, 2019 based primarily upon net unrealized appreciation.

Lastly, for the three and six months ended June 30, 2020, the company generated a tax (benefit) expense from operations in the amount of $(2,415,708) and $(5,647,572), respectively. For the three and six months ended June 30, 2019, the company generated a tax (benefit) expense from operations in the amount of $(430,613) and $(505,292), respectively. The deferred tax expense is mainly derived from net operating losses incurred and investment tax credit carryforwards related to the company’s investments which, unlike for financial statement purposes under GAAP, are consolidated for tax purposes offset by unrealized tax basis gains on the company’s investments.

For the three and six months ended June 30, 2020, the net investment income (loss) was $3,580,266 and $8,385,606, respectively, or $0.07 and $0.17, respectively, per share. For the three and six months ended June 30, 2019, the net investment income (loss) was $1,417,709 and $622,366, respectively, or $0.03 and $0.02, respectively, per share.

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

For the three and six months ended June 30, 2020, we recognized $(59,767) and $6,343,160, respectively, of realized gain (loss) on the sale of investment related to the sale of Greenbacker Residential Solar Portfolio I, Greenbacker Residential Solar Portfolio II, and East to West Portfolio Assets, a net change in unrealized appreciation of $11,218,854 and $16,949,593, respectively, was recorded of which $11,623,195 and $23,723,630 of unrealized appreciation, respectively, related to the change in value of investments and $51,183 and $(1,065) of unrealized appreciation (depreciation), respectively, related to the change in value based upon changes in foreign currency exchange rates and $(455,524) and $(6,772,972) of (depreciation), respectively, related to the change in value of swap contracts.

For the three and six months ended June 30, 2019, we recognized no realized gain on the sale of investment, a net change in unrealized appreciation of $6,098,302 and $13,379,852, respectively, was recorded of which $8,844,132 and $18,107,077 of unrealized appreciation, respectively, related to the change in value of investments and $28,093 and $57,821 of unrealized appreciation, respectively, related to the change in value based upon changes in foreign currency exchange rates and $(2,773,926) and $(4,785,316) of unrealized (depreciation), respectively, related to the change in value of swap contracts.

Changes in Net Assets from Operations. For the three and six months ended June 30, 2020, we recorded a net increase in net assets resulting from operations of $13,077,727 and $24,794,052, respectively. For the three and six months ended June 30, 2019, we recorded a net increase in net assets resulting from operations of $6,033,551 and $11,922,030, respectively. The increase in net assets primarily relates to our net investment income earned during the year and unrealized appreciation related to the change in value of investments.

Dividend Coverage Ratio and Realized Gains

An analysis of the effect of realized gains on the company’s dividend coverage ratio is as follows:

	(in 000’s)
Description	6/30/2020	2019	2018	2017	2016	2015
Net Investment Income before taxes	$2,789.85	$4,213.80	$9,681.31	$7,459.04	$3,749.56	$216.54
Shareholder Distributions (total including DRP)	$14,329.00	$25,884.10	$17,738.13	$11,403.61	$6,717.87	$1,990.14
Dividend Coverage Ratio (net investment income/total distributions)	19.47%	16.28%	54.58%	65.41%	55.81%	10.88%
Realized Gains	$6,343.16	$12,915.74	$-	$694.00	$-	$-
Gross Dividend Coverage Ratio (Net Investment Income and Realized Gains/Total Shareholder Distributions)	63.74%	66.18%	54.58%	71.49%	55.81%	10.88%

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

Investing in Asset Classifications other than Operating Assets

We believe that the hallmark of a good investment strategy is the ability to take advantage of new opportunities and adjust to changing market conditions. Towards the end of 2017, our investment advisor began to observe an increase in the opportunities to participate in projects that were largely similar to our operating assets in terms of the long-term risks, but which promised additional returns if we could manage some additional risks in the early stages of the investment lifecycle. As a result, we determined that we should expand our investment capabilities to include four basic investment categories:

1.	Operating Assets – As a continuation of our initial strategy, the company will continue to invest in solar, wind and other alternative energy assets that are already in commercial operation and generating investment returns through the sale of contracted electricity and environmental attributes.

2.	Commercial Operation Date (“C.O.D.”) – The company will also purchase assets that have been constructed by developers but have not been placed in service. Functionally these assets are generally ready to generate electricity and have reached a milestone known as the C.O.D. While we have determined that a modest investment premium could be obtained by investing at C.O.D., most importantly the term of the contracted cashflows is maximized through this strategy.

3.	Notice to Proceed (“N.T.P”) – We further determined that it could invest in assets that had not yet been constructed but had received substantially all of the permits necessary to begin construction, a milestone known as NTP. While potentially riskier than operating or C.O.D. projects due to the level of construction risk, we believe that the additional return associated with these projects more than compensates for the additional risk. Furthermore, when we invest in NTP assets we have the added benefit of having more control of equipment selection and implementation of construction best practices which positively affects the long-term performance of our plants. With the continued growth of the renewable energy market, driven by increases in the level of Renewable Portfolio Standards in several states and the planned wind down of federal tax incentives, we identified a significant number of NTP transactions coming to market and an opportunity to develop strong pipeline type relationships with the developers of these projects. Besides increasing returns to investors, this has enabled management to substantially increase our access to a proprietary pipeline of sound projects.

4.	Special Situations –We also determined there are market opportunities for selected projects driven by either technical or financial issues, either at the project or owner level, that can be relatively easily resolved by accessing the broad range of expertise we have in-house to deal with our day to day operations. Therefore, we determined that on a limited basis the company would seek investments that had these characteristics since by resolving the issues we have the potential to generate above market returns.

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

2020

As of June 30, 2020, total capital deployed in pre-operational and non-earning assets reached approximately $144.6 million or 16.58% of Gross Investment Amount. In addition, Greenbacker Administration costs increased due to the increase in specialist headcount to manage the construction and operational risks associated with these investment initiatives. These increased costs directly reduced the operating cash flows from project level entities that would otherwise have been available to distribute to the company as dividend income.

Demonstrating Value Creation Through Selected Asset Sales

During 2019, we determined that the company would engage in a process of selling selected projects that it considered to be non-core investments or for which there were compelling opportunities to sell at prices in excess of original cost.

In the six months ended June 30, 2020, the company sold two operating portfolios and a portion of another operating portfolio. A discussion of the acquisition and sale process for the operating portfolios sold in 2020 are as follows:

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

East to West Portfolio Assets:

Origination Process:

In February 2015, the company purchased a portfolio of 13 commercial solar systems located in various states across the US from MP2 Capital and Blu Leaf Ventures which we subsequently described as the “East to West Portfolio”. The portfolio included two 2.0 MWac commercial solar systems located in North Carolina. Then in December 2015 the company purchased a portfolio of two commercial solar systems from Heelstone Energy, LLC including one 5.0 MWac system located in North Carolina which we added to the East to West Portfolio. All three projects were placed in service from 2011 to 2013 and sold 100% of the power produced to Duke Energy, an investment grade off-taker, through 15-20-year PPA’s. The projects were accumulated as part of the process of adding affordable operating solar projects with solid offtakes to our portfolio in the very early phases of our investment activity.

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

During the year ended December 31, 2019, the company sold two portfolios at commercial operation date, as well as two operating portfolios. A discussion of the acquisition and sale process for two operating portfolios sold in 2019 are as follows:

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

Raleigh Portfolio:

Origination Process:

In the third quarter of 2017, the company purchased a 27.8MW portfolio comprised of five commercial solar systems located in North Carolina from Conergy Projects, Inc. The projects were placed in service throughout 2015 and sold 100% of the power produced to Duke Energy, an investment grade off-taker, through a 15-year PPA. We were able to purchase this asset as a part of the global orderly wind down of Conergy, Inc., a multinational EPC, developer and owner of utility scale solar projects. Additionally, the company purchased the asset unlevered which provided immediate flexibility to leverage the asset.

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

Portfolio	Cost Basis of Investment	Sale Proceeds	Realized Gain (Loss)	Realized Gain (Loss)/Cost
Greenbacker Residential Solar Portfolios*	$34,765,000	$43,048,326	$8,283,326	23.8%
East to West Portfolio Assets	$12,659,419	$11,084,803	$(1,574,616)	(12.4)%
Enfinity Colorado DHA Portfolio*	$6,288,864	$6,895,444	$606,580	9.6%
Raleigh Portfolio*	$20,977,199	$24,521,981	$3,544,782	16.9%

*	Updated for final proceeds after net working capital true up calculations.

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

For the six months ended June 30, 2020 and June 30, 2019, the total megawatt hours produced across all renewable energy projects in our investment portfolio were 478,702 MWh and 239,743 MWh respectively. We observed growth of 100% from Q2 2019 to Q2 2020. The most significant growth by segment for the first six months of 2020 as compared to the first six months of 2019 was in wind. This increase of 238% YoY was largely due to our 30.75 MW project in Minnesota, and our 80.00 MW projects in Iowa, all three of which are included in our Greenbacker Wind Portfolio – Holdco.

MWh by Segment	Six months ended June 30, 2020	Six months ended June 30, 2019	Twelve months ended December 31, 2019	Twelve months ended December 31, 2018
Commercial Solar	141,815	117,274	245,015	140,040
Residential Solar	4,058	17,365	32,934	30,175
Wind	287,560	85,171	271,118	174,765
Biomass	45,269	19,933	67,892	-
Total	478,702	239,743	616,959	344,980

Offering Prices of Our Shares

Based on the net asset value for each quarter ended since Commencement of Operations, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A		P-I
3-Nov-17	5-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75
6-Feb-18	6-May-18	$9.78	$9.09	$8.98	$9.65	*	$8.81
7-May-18	2-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84
3-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90
1-Nov-18	6-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89
7-Feb-19	6-May-19	$9.63	$9.01	$8.84	$9.50	**	$8.76
7-May-19	1-Aug-19	N/A	N/A	N/A	N/A		$8.76
2-Aug-19	8-Nov-19	N/A	N/A	N/A	N/A		$8.77
9-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93
20-Mar-20	18-May-20	N/A	N/A	N/A	N/A		$8.90
19-May-20	20-Aug-20	N/A	N/A	N/A	N/A		$8.95
21-Aug-20	-	N/A	N/A	N/A	N/A		$9.02

*	Effective April 16, 2018

**	Ceased February 8, 2019

Liquidity and Capital Resources

As of June 30, 2020, and December 31, 2019, the company had $19,476,872 and $9,066,091 in cash, cash equivalents and restricted cash, respectively. Our current cash balance is generally reflective of the cash necessary to fund normal operations. In 2020, we anticipate continuing to (1) increase our draw on current financing facilities; (2) enter into new financing arrangements and (3) raise additional equity through our current private placement. We use our cash and additional liquidity facilities to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

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

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $310,977,087 and $189,860,244 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the East to West, Foresight Solar, Conic, Midway III, Eagle Valley, GB Wind HoldCo and Greenbacker Wind Portfolios as of June 30, 2020 and December 31, 2019, respectively.

Since the company maintains operating control over all entities with project level debt outstanding, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating subsidiaries as well as GREC and the company.

On June 20, 2019, the company, through GREC HoldCo, entered into a new credit agreement, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. The new credit facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects (the “Projects”) that act as collateral for the credit facility, of which approximately $58,307,080 was drawn down at closing. The $110,000,000 borrowing base has since been reduced to $89,377,253 as a result of our sale of the Raleigh Portfolio and a portion of the East to West Portfolio and their subsequent removal from the facility. The New Credit Facility allows for additional drawdowns through June 20, 2020, at which point the outstanding loans shall convert to a term loan and matures on June 20, 2025. As of June 30, 2020, the company has drawn down a net additional $17,205,119 increasing the total amount drawn on the credit facility, which has converted to a term loan.

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

As of June 30, 2020, the outstanding balance is approximately $75.5 million. Financing costs of $3.3 million related to the New Credit Facility have been capitalized and are being amortized over the current term of the New Credit Facility.

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

On December 6, 2019 the company entered into a $15,000,000 revolving letter of credit facility agreement (“LC Facility”) with Fifth Third Bank. The LC Facility has a maturity date of December 6, 2020. On January 30, 2020 the amount of $5.6 million was drawn down. On March 18, 2020 a repayment of $1.9 million was made, reducing the outstanding balance of the facility. On June 9, 2020 a repayment of the remaining outstanding balance occurred.

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 2.63% as of June 30, 2020.

The following table summarizes the notes payable balances of the company and its investment entities as of June 30, 2020:

	Interest Rates
	Range	Weighted Average	Maturity Dates	June 30, 2020
Fixed rate notes payable	1.905%–9.088%	2.26%	01/29/2022-09/29/2049	$37,641,187
Floating rate notes payable	1.621%–4.030%	2.67%	03/30/2021-12/29/2044	348,912,373
				$386,553,560

The principal payments due on the notes payable for the company and its’ investment entities for each of the next five years ending December 31 and thereafter are as follows:

Year ending December 31:	Principal Payments
2020	15,762,987
2021	22,148,463
2022	20,034,888
2023	20,444,300
2024	20,684,588
Thereafter	287,478,334
$386,553,560

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of June 30, 2020, no sub-advisors have been retained by GCM.

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

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Borrowings under the New Credit Facility are secured by the assets, cash, agreements and equity interests in the GREC HoldCo and its subsidiaries. The company is a guarantor of GREC HoldCo’s obligations under the New Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the New Credit Facility is approximately $75 million as of June 30, 2020.

Pledge of Parent Company Guarantees: Pursuant to various contracts in which the company has provided a parent company guarantee, the entities and indirectly the company has committed $224.7 million in unsecured guarantees.

Investment in to be constructed assets: Pursuant to various engineering, procurement and construction contracts to which various entities of the company are individually a party, the entities, and indirectly the company, has committed an outstanding balance of approximately $88.9 million to complete construction of the facilities. Based upon current construction schedules, the expectation is these commitments will be fulfilled in 2020 into 2021. We also have various entities of the company that are individually a party, and indirectly the company, and committed an outstanding balance of approximately $86.7 million to membership interest purchase agreements as of June 30, 2020. The company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.

Renewable Energy Credits: “For certain solar power systems in the Conic, East to West Solar, Green Maple, Greenbacker Wind – Massachusetts, Longleaf Solar, Magnolia Sun, Six States, and Trillium Portfolios (the “Portfolios”), the company has received incentives in the form of RECs. In certain cases, the Portfolios have entered into fixed price, fixed volume forward sale transactions to monetize these RECs for specific entities. If we are unable to satisfy the transaction requirements due to lack of production, we may have to purchase RECs on the spot market and/or pay specified replacement cost damages. Based upon current production projection, we do not expect a requirement to purchase RECs to fulfill our current REC sales contracts. If RECs earned by the Portfolios are not sold on a forward basis, they are sold in the spot market with revenue recorded in the accounts of the underlying investment when received.

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

If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of June 30, 2020, GREC and/or the company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of June 30, 2020.

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

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Cash from operations	$2,738,034	$117,074
Offering proceeds	8,160,529	8,656,647
Total Cash Distributions	$10,898,563	$8,773,721

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2020, the company sold 5,412,168 Class P-I shares under a private placement memorandum. During the year ended December 31, 2019, the company sold 2,631 Class P-A shares and 9,631,640 Class P-I shares under a private placement memorandum. During the year ended December 31, 2018, the company sold 15,478 Class P-A shares and 8,469,306 Class P-I shares under a private placement memorandum. During the year ended December 31, 2017, the company sold 3,092 Class P-A shares and 3,198,559 Class P-I shares under a private placement memorandum.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.2*	Third Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated June 27, 2014 (Incorporated by reference from Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 333-178786-01) filed on March 20, 2015)

10.1*	Form of Participating Broker-Dealer Agreement between SC Distributors, LLC and the participating dealers (Incorporated by reference from Exhibit 10.1 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.2*	Second Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated March 6, 2020 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K (File No. 000-55610) filed on March 16, 2020)

10.4*	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.5 of the Registrant’s Pre-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on July 11, 2013)

10.5*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.7*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

10.9*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated June 20, 2019 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on June 25, 2019).

24.1*	Power of attorney

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 14, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2020	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: August 14, 2020	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC