Form 10-Q
period 2020-09-30
Greenbacker Renewable Energy Co LLC
filed 2020-11-17
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of, November 6, 2020, the registrant had 59,702,581 shares of common interests, $0.001 par value, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments in controlled/affiliated portfolios, at fair value (cost of $492,736,695 and $415,905,982, respectively)	$562,850,983	$452,072,181
Investments in non-controlled/non-affiliated portfolios, at fair value (cost of $31,749,245 and $23,103,690, respectively)	31,749,245	23,103,690
Swap contracts, at fair value	-	21,223
Cash and cash equivalents	19,556,657	8,636,839
Restricted cash	-	429,252
Shareholder receivable	579,243	650,000
Dividend receivable	1,726,189	620,846
Deferred tax assets, net of allowance	-	-
Investment sales receivable	307,602	22,013,491
Other assets	2,753,150	611,560
Total assets	$619,523,069	$508,159,082

LIABILITIES
Swap contracts, at fair value	$11,025,669	$4,899,566
Deferred tax liabilities	4,469,501	6,500,625
Payable for investments purchased	3,714,715	7,502,267
Term note payable, net of financing costs	69,964,520	68,886,785
Management fee payable	481,852	272,982
Performance participation fee payable	2,706,252	-
Accounts payable and accrued expenses	675,973	419,240
Shareholder distributions payable	2,708,124	1,784,961
Interest payable	14,150	11,933
Payable for repurchases of common stock	5,958,111	2,186,780
Deferred sales commission payable	170,155	56,483
Total liabilities	$101,889,022	$92,521,622

Commitments and contingencies (See Note 2, Note 5 and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$-	$-
Common stock, par value, $.001 per share, 350,000,000 authorized; 58,066,363 and 47,889,610 shares issued and outstanding, respectively	58,066	47,890
Paid-in capital in excess of par value	507,502,160	416,611,769
Accumulated gains (losses)*	5,324,821	(7,920,007)
Total common members equity	512,885,047	408,739,652
Special unitholder’s equity	4,749,000	6,897,808
Total members’ equity (net assets)	517,634,047	415,637,460
Total liabilities and equity	$619,523,069	$508,159,082

Net assets, Class A (shares outstanding of 17,036,392 and 17,210,016, respectively)	$147,039,601	$144,540,863
Net assets, Class C (shares outstanding of 2,750,825 and 2,718,475, respectively)	23,038,935	22,364,784
Net assets, Class I (shares outstanding of 6,545,697 and 6,693,658, respectively)	56,472,346	56,217,673
Net assets, Class P-A (shares outstanding of 18,109 and 18,109, respectively)	157,079	152,879
Net assets, Class P-I (shares outstanding of 31,715,340 and 21,249,352, respectively)	286,177,086	185,463,453
Total common equityholders’ equity	$512,885,047	$408,739,652

*	Accumulated deficit, accumulated net realized gain on investments, and accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes, foreign currency translation, and swap contracts are included in accumulated gains (losses).

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2020	For the three months ended September 30, 2019	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$4,520,199	$5,556,784	$14,599,327	$11,720,352
Interest income	-	343,116	4,579	565,809
Total investment income from controlled, affiliated investments	$4,520,199	$5,899,900	$14,603,906	$12,286,161

Investment income from non-controlled, non-affiliated investments:
Interest income	703,437	45,744	2,129,148	278,522
Total investment income	$5,223,636	$5,945,644	$16,733,054	$12,564,683
Operating expenses:
Management fee expense	2,497,596	2,228,976	7,348,380	6,086,107
Audit and tax expense	289,909	176,000	998,233	617,554
Interest and financing expenses	589,707	793,200	2,095,925	1,790,977
General and administration expenses	69,409	180,493	202,746	389,658
Performance participation fee	3,453,854	-	3,453,854	-
Legal expenses	199,892	240,411	423,955	400,717
Directors fees and expenses	91,624	66,065	275,626	306,618
Insurance expense	30,633	59,153	109,995	126,699
Transfer agent expense	114,571	119,801	346,865	357,396
Other expenses	619,514	56,596	1,420,703	164,946
Operating expenses before performance participation fee waiver	7,956,709	3,920,695	16,676,282	10,240,672
Performance participation fee waiver	(747,602)	-	(747,602)	-
Total operating expenses, net of performance participation fee waiver	7,209,107	3,920,695	15,928,680	10,240,672
Net investment income (loss) before taxes	(1,985,471)	2,024,949	804,374	2,324,011
Deferred tax (benefit) loss	(2,835,220)	(48,360)	(8,482,792)	(553,652)
Franchise tax expense	(51,811)	5,978	-	187,966
Net investment income (loss)	901,560	2,067,331	9,287,166	2,689,697

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized gain (loss) on investments	(157,084)	6,683,326	6,186,076	6,683,326
Net change in unrealized appreciation (depreciation) on:
Investments	10,197,526	11,903,224	33,921,156	30,010,301
Foreign currency translation	27,998	(15,767)	26,933	42,054
Swap contracts	625,645	(1,980,844)	(6,147,327)	(6,766,160)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	3,310,682	(3,573,207)	(6,451,670)	(7,500,774)
Net increase in net assets resulting from operations	14,906,327	15,084,063	36,822,334	25,158,444
Net (increase) decrease in net assets attributed to special unitholder	4,193,559	(2,588,895)	(1,154,308)	(4,025,183)
Net increase in net assets attributed to common members	$19,099,886	$12,495,168	$35,668,026	$21,133,261

Common stock per share information —basic and diluted:
Net investment income	$0.02	$0.05	$0.18	$0.06
Net increase in net assets attributed to common equityholders	$0.34	$0.28	$0.69	$0.49
Weighted average common shares outstanding	56,183,178	45,389,517	51,980,470	42,703,696

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the nine months ended September 30, 2020

(unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common equityholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2019	47,889,610	$47,890	$416,611,769	$(38,477,220)	$11,963,784	$22,672,301	$(200,990)	$(3,877,882)	$408,739,652	$6,897,808	$415,637,460
Proceeds from issuance of common stock, net	1,874,392	1,874	16,694,020	-	-	-	-	-	16,695,894	-	16,695,894
Issuance of common stock under distribution reinvestment plan	205,060	205	1,758,881	-	-	-	-	-	1,759,086	-	1,759,086
Repurchases of common stock	(214,035)	(214)	(1,847,412)	-	-	-	-	-	(1,847,626)	-	(1,847,626)
Proceeds from shares transferred	(254)	-	-	-	-	-	-	-	-	-	-
Shareholder distributions	-	-	-	(7,171,159)	-	-	-	-	(7,171,159)	-	(7,171,159)
Distributions to special unitholder	-	-	-	-	-	-	-	-	-	(1,124,000)	(1,124,000)
Net investment income	-	-	-	4,805,340	-	-	-	-	4,805,340	-	4,805,340
Net realized gain on investments	-	-	-	-	4,750,225	-	-	-	4,750,225	1,652,702	6,402,927
Net change in unrealized appreciation on investments	-	-	-	-	-	9,802,188	-	-	9,802,188	2,298,247	12,100,435
Net change in unrealized depreciation on foreign currency translation	-	-	-	-	-	-	(52,248)	-	(52,248)	-	(52,248)
Net change in unrealized depreciation on swap contracts	-	-	-	-	-	-	-	(5,053,958)	(5,053,958)	(1,263,490)	(6,317,448)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(6,307,217)	-	-	(6,307,217)	-	(6,307,217)
Balances at March 31, 2020	49,754,773	$49,755	$433,217,258	$(40,843,039)	$16,714,009	$26,167,272	$(253,238)	$(8,931,840)	$426,120,177	$8,461,267	$434,581,444
Proceeds from issuance of common stock, net	3,556,523	$3,557	$31,534,026	$-	$-	$-	$-	$-	$31,537,583	$-	$31,537,583
Issuance of common stock under distribution reinvestment plan	194,371	194	1,662,041	-	-	-	-	-	1,662,235	-	1,662,235
Repurchases of common stock	(339,571)	(340)	(2,925,974)	-	-	-	-	-	(2,926,314)	-	(2,926,314)
Proceeds from shares transferred	-	-	-	-	-	-	-	-	-	-	-
Shareholder distributions	-	-	-	(7,157,841)	-	-	-	-	(7,157,841)	-	(7,157,841)
Distributions to special unitholder	-	-	-	-	-	-	-	-	-	(2,179,116)	(2,179,116)
Net investment income	-	-	-	3,580,266	-	-	-	-	3,580,266	-	3,580,266
Net realized gain on investments	-	-	-	-	(59,767)	-	-	-	(59,767)	-	(59,767)
Net change in unrealized appreciation on investments	-	-	-	-	-	8,871,682	-	-	8,871,682	2,751,513	11,623,195
Net change in unrealized depreciation on foreign currency translation	-	-	-	-	-	-	51,183	-	51,183	-	51,183
Net change in unrealized depreciation on swap contracts	-	-	-	-	-	-	-	(364,419)	(364,419)	(91,105)	(455,524)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(3,455,133)	-	-	(3,455,133)	-	(3,455,133)
Balances at June 30, 2020	$53,166,096	$53,166	$463,487,351	$(44,420,614)	$16,654,242	$31,583,821	$(202,055)	$(9,296,259)	$457,859,652	$8,942,559	$466,802,211
Proceeds from issuance of common stock, net	5,441,644	5,441	48,807,974	-	-	-	-	-	48,813,415	-	48,813,415
Issuance of common stock under distribution reinvestment plan	188,845	189	1,624,139	-	-	-	-	-	1,624,328	-	1,624,328
Repurchases of common stock	(730,205)	(730)	(6,417,304)	-	-	-	-	-	(6,418,034)	-	(6,418,034)
Proceeds from shares transferred	(17)	-	-	-	-	-	-	-	-	-	-
Shareholder distributions	-	-	-	(8,094,200)	-	-	-	-	(8,094,200)	-	(8,094,200)
Distributions to special unitholder	-	-	-	-	-	-	-	-	-	-	-
Net investment income	-	-	-	901,560	-	-	-	-	901,560	-	901,560
Net realized gain on investments	-	-	-	-	(157,084)	-	-	-	(157,084)	-	(157,084)
Net change in unrealized appreciation on investments	-	-	-	-	-	15,486,334	-	-	15,486,334	(5,288,808)	10,197,526
Net change in unrealized depreciation on foreign currency translation	-	-	-	-	-	-	27,998	-	27,998	-	27,998
Net change in unrealized depreciation on swap contracts	-	-	-	-	-	-	-	(469,604)	(469,604)	1,095,249	625,645
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	3,310,682	-	-	3,310,682	-	3,310,682
Balances at September 30, 2020	$58,066,363	$58,066	$507,502,160	$(51,613,254)	$16,497,158	$50,380,837	$(174,057)	$(9,765,863)	$512,885,047	$4,749,000	$517,634,047

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the nine months ended September 30, 2019

(unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common equityholders’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2018	37,003,502	$37,004	$321,741,819	$(19,870,206)	$698,460	$10,458,111	$(208,579)	$123,962	$312,980,571	$1,797,138	$314,777,709
Proceeds from issuance of common stock, net	4,436,019	4,436	38,915,071	-	-	-	-	-	38,919,507	-	38,919,507
Issuance of common stock under distribution reinvestment plan	200,494	200	1,747,386	-	-	-	-	-	1,747,586	-	1,747,586
Repurchases of common stock	(141,933)	(142)	(1,235,142)	-	-	-	-	-	(1,235,284)	-	(1,235,284)
Offering costs	-	-	(292,923)	-	-	-	-	-	(292,923)	-	(292,923)
Shareholder distributions	-	-	-	(5,765,110)	-	-	-	-	(5,765,110)	-	(5,765,110)
Distributions to special unitholder	-	-	-	-	-	-	-	-	-	-	-
Net investment income	-	-	-	(795,343)	-	-	-	-	(795,343)	-	(795,343)
Net realized gain on investments	-	-	-	-	-	-	-	-	-	-	-
Net change in unrealized appreciation on investments	-	-	-	-	-	7,806,688	-	-	7,806,688	1,858,535	9,665,223
Net change in unrealized depreciation on foreign currency translation	-	-	-	-	-	-	29,728	-	29,728	-	29,728
Net change in unrealized depreciation on swap contracts	-	-	-	-	-	-	-	(2,011,390)	(2,011,390)	(402,278)	(2,413,668)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(1,367,968)	-	-	(1,367,968)	-	(1,367,968)
Balances at March 31, 2019	41,498,082	$41,498	$360,876,211	$(26,430,659)	$698,460	$16,896,831	$(178,851)	$(1,887,428)	$350,016,062	$3,253,395	$353,269,457
Proceeds from issuance of common stock, net	2,826,332	2,826	24,749,726	-	-	-	-	-	24,752,552	-	24,752,552
Issuance of common stock under distribution reinvestment plan	185,559	186	1,606,825	-	-	-	-	-	1,607,011	-	1,607,011
Repurchases of common stock	(292,954)	(293)	(2,533,689)	-	-	-	-	-	(2,533,982)	-	(2,533,982)
Offering costs	-	-	2,075	-	-	-	-	-	2,075	-	2,075
Shareholder distributions	-	-	-	(6,363,208)	-	-	-	-	(6,363,208)	-	(6,363,208)
Distributions to special unitholder	-	-	-	-	-	-	-	-	-	-	-
Net investment income	-	-	-	1,417,709	-	-	-	-	1,417,709	-	1,417,709
Net realized gain on investments	-	-	-	-	-	-	-	-	-	-	-
Net change in unrealized appreciation on investments	-	-	-	-	-	8,864,101	-	-	8,864,101	534,816	9,398,917
Net change in unrealized depreciation on foreign currency translation	-	-	-	-	-	-	28,093	-	28,093	-	28,093
Net change in unrealized depreciation on swap contracts	-	-	-	-	-	-	-	(2,773,926)	(2,773,926)	(554,785)	(3,328,711)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(2,559,599)	-	-	(2,559,599)	-	(2,559,599)
Balances at June 30, 2019	44,217,019	$44,217	$384,701,148	$(31,376,158)	$698,460	$23,201,333	$(150,758)	$(4,661,354)	$372,456,888	$3,233,426	$375,690,314
Proceeds from issuance of common stock, net	2,021,098	2,021	17,704,075	-	-	-	-	-	17,706,096	-	17,706,096
Issuance of common stock under distribution reinvestment plan	187,796	188	1,596,151	-	-	-	-	-	1,596,339	-	1,596,339
Repurchases of common stock	(297,932)	(298)	(2,552,046)	-	-	-	-	-	(2,552,344)	-	(2,552,344)
Proceeds from shares transferred	-	-	-	-	-	-	-	-	-	-	-
Shareholder distributions	-	-	-	(6,759,498)	-	-	-	-	(6,759,498)	-	(6,759,498)
Distributions to special unitholder	-	-	-	-	-	-	-	-	-	-	-
Net investment income	-	-	-	2,067,331	-	-	-	-	2,067,331	-	2,067,331
Net realized gain on investments	-	-	-	-	6,683,326	-	-	-	6,683,326	-	6,683,326
Net change in unrealized appreciation on investments	-	-	-	-	-	9,314,329	-	-	9,314,329	2,985,064	12,299,393
Net change in unrealized depreciation on foreign currency translation	-	-	-	-	-	-	(15,767)	-	(15,767)	-	(15,767)
Net change in unrealized depreciation on swap contracts	-	-	-	-	-	-	-	(1,980,844)	(1,980,844)	(396,169)	(2,377,013)
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	-	-	-	-	-	(3,573,207)	-	-	(3,573,207)	-	(3,573,207)
Balances at September 30, 2019	46,127,981	46,128	401,449,328	(36,068,325)	7,381,786	28,942,455	(166,525)	(6,642,198)	$394,942,649	5,822,321	$400,764,970

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019

Operating activities:
Net increase in net assets from operations	$36,822,334	$25,158,444
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	170,212	169,590
Purchase of investments	(225,472,781)	(207,825,303)
Return of capital	91,973,455	84,913,273
Proceeds from principal payments and sales of investments	54,209,134	16,937,261
Net realized (gain) on investments	(6,186,076)	(6,683,326)
Net change in unrealized (appreciation) on investments	(33,921,156)	(30,010,301)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(26,933)	(42,054)
Net change in unrealized (appreciation) depreciation on swap contracts	6,147,327	6,766,160
Deferred tax expense	(2,031,124)	6,947,122
(Increase) decrease in other assets:
Receivable for investments sold	21,705,889	(15,374,761)
Dividend receivable	(1,105,343)	(12,000)
Other assets	(2,141,590)	(297,125)
Increase (decrease) in other liabilities:
Payable for investments purchased	(3,787,552)	(8,901)
Due to advisor, net	-	(19,181)
Management fee payable	208,870	(305,784)
Performance participation fee payable	2,706,252	-
Accounts payable and accrued expenses	256,733	670,943
Interest payable	2,217	6,330
Net cash provided by (used in) operating activities	(60,470,132)	(119,009,613)

Financing activities:
Borrowings on Credit facility and term note	17,220,062	38,898,428
Paydowns on Credit facility and term note	(15,966,292)	(1,231,862)
Payments of financing costs	(350,016)	(1,987,153)
Proceeds from issuance of shares of common stock, net	97,675,538	81,504,974
Distributions paid	(17,049,341)	(13,549,879)
Offering costs	-	(290,848)
Repurchases of common stock	(7,266,137)	(5,108,082)
Distribution to special unitholder	(3,303,116)	-
Net cash provided by financing activities	70,960,698	98,235,578

Net increase (decrease) in cash and cash equivalents	10,490,566	(20,774,035)
Cash, cash equivalents and restricted cash, beginning of period	9,066,091	39,122,635
Cash, cash equivalents and restricted cash, end of period	$19,556,657	$18,348,600

Reconciliation of cash, cash equivalents and restricted cash per the Consolidated Statements of Assets and Liabilities
Cash and Cash equivalents	$19,556,657	$14,772,600
Restricted Cash	-	3,576,000
Total cash, cash equivalents and restricted cash	$19,556,657	$18,348,600

Supplemental disclosure of cash flow information:
Shareholder distributions payable	$2,708,124	$1,647,784
Payable for investment purchased	$3,714,715	$-
Shareholder distributions reinvested in common stock	$5,045,649	$4,950,936
Payable for repurchases of common stock	$5,958,111	$2,463,337
Cash interest paid during the period	$2,413,442	$1,360,409

Non cash financing activities
Shareholder receivable from sale of common stock	$579,243	$250,000

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED SCHEDULES OF INVESTMENTS

September 30, 2020

(unaudited)

Investments in controlled/affiliated Portfolios	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States- Not readily marketable

Battery Storage

Pacifica Portfolio				100% Ownership	$8,685,904	$8,685,904	1.7%
Total Battery Storage - 1.7%					$8,685,904	$8,685,904	1.7%

Biomass

Eagle Valley Biomass Portfolio				100% Ownership	$22,336,352	$22,336,352	4.3%
Total Biomass - 4.3%					$22,336,352	$22,336,352	4.3%

Commercial Solar

Canadian Northern Lights Portfolio (d)				100% Ownership	$1,603,136	$1,598,127	0.3%
Conic Portfolio				Managing Member, Majority Equity Owner	12,704,841	15,941,621	3.1%
East to West Solar Portfolio				100% equity ownership or Managing Member, Majority Equity Owner	24,618,117	22,407,183	4.3%
Foresight Solar Portfolio				Managing Member, Majority Equity Owner	15,390,000	21,551,738	4.2%
Golden Horizons Solar Portfolio				100% Ownership	9,290,000	17,374,205	3.4%
Green Maple Portfolio				100% Ownership	26,844,254	26,697,418	5.2%
Longleaf Solar Portfolio				Managing Member, Majority Equity Owner	23,105,319	24,488,155	4.7%
Magnolia Sun Portfolio				100% Ownership	33,011,197	36,577,895	7.1%
Midway III Solar Portfolio				Managing Member, Majority Equity Owner	11,525,465	13,133,551	2.5%
Six States Solar Portfolio				100% Ownership	12,470,306	12,840,051	2.5%
Sunny Mountain Portfolio				100% Ownership	888,081	742,853	0.1%
Trillium Portfolio				Managing Member, Majority Equity Owner	117,549,336	150,668,216	29.1%
Total Commercial Solar - 66.5%					$289,000,052	$344,021,013	66.5%

Wind
Greenbacker Wind Portfolio - California				100% Ownership	$9,500,000	$9,039,954	1.7%
Greenbacker Wind Portfolio - HoldCo				100% Ownership	73,920,267	78,011,040	15.1%
Greenbacker Wind Portfolio - Massachusetts				Managing Member, Majority Equity Owner	10,486,133	11,861,232	2.3%
Greenbacker Wind Portfolio - Montana				100% Ownership or Managing Member, Equity Owner	25,064,201	25,790,576	5.0%
Total Wind - 24.1%					$118,970,601	$124,702,802	24.1%

Pre-Operational Assets
Citrine Portfolio				100% Ownership	$3,189,290	$3,189,290	0.6%
Greenbacker Wind Portfolio - Maine				100% Ownership	6,075,587	15,976,531	3.1%
SE Solar 2019 Portfolio				100% Ownership	10,433,667	10,433,667	2.0%
Turquoise Solar Portfolio				100% Ownership	24,431,513	24,431,513	4.7%
Total Pre-Operational Assets - 10.4%					$44,130,057	$54,031,001	10.4%

Other Investments
Other Portfolios				(c)	$8,834,837	$8,292,962	1.6%
Total Other Investments - 1.6%					$8,834,837	$8,292,962	1.6%

Energy Efficiency in the United States
GREC Energy Efficiency Portfolio				100% Ownership	$350,252	$352,309	0.1%
Renew AEC One, LLC	10.25	%(b)	2/24/2025	$428,640	428,640	428,640	0.1%
Total Energy Efficiency - 0.2%					$778,892	$780,949	0.2%
Total Investments in controlled/affiliated Portfolios					$492,736,695	$562,850,983	108.8%

Investments in non-controlled/non-affiliated Portfolios
Secured Loans - Not readily marketable
Encore Loan	10.00%		2/28/2021	$7,574,330	$7,574,330	$7,574,330	1.5%
Hudson Loan	8.00%		1/31/2021	9,945,275	9,945,275	9,945,275	1.9%
New Market Loan	9.00%		1/31/2021	5,007,350	5,007,350	5,007,350	1.0%
SE Solar Loan	9.00%		2/21/2021	5,005,244	5,005,244	5,005,244	1.0%
TUUSSO Loan	8.00%		4/30/2021	4,217,046	4,217,046	4,217,046	0.8%
Total Secured Loans - Not readily marketable - 6.2%					$31,749,245	$31,749,245	6.2%
Total Investments in controlled/affiliated Portfolios					$31,749,245	$31,749,245	6.2%
TOTAL INVESTMENTS: 115.0%					$524,485,940	$594,600,228	115.0%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: -15.0%						(76,966,181)	-15.0%
TOTAL NET ASSETS: 100.0%						$517,634,047	100.0%

(a)	Percentages are based on net assets of $517,634,047 as of September 30, 2020.
(b)	Per the loan agreement, interest commenced on January 24, 2016.
(c)	Includes pre-acquisition and due diligence expenses.
(d)	Portfolio is located outside of the United States of America.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)

Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	$3,105,556	$(22,791)	$-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	17,643,332	(1,816,804)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	26,169,703	(3,823,430)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	3,767,597	(693,015)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.668%	Monthly	12/31/2034	35,418,617	(4,669,629)	-
							$(11,025,669)	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED SCHEDULES OF INVESTMENTS

December 31, 2019

Investments in controlled/affiliated portfolios	Interest		Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States- Not readily marketable

Biomass

Eagle Valley Biomass Portfolio				100% Ownership	$21,425,600	$21,425,600	5.2%
Total Biomass - 5.2%					$21,425,600	$21,425,600	5.2%

Commercial Solar

Conic Portfolio				Managing member, majority equity owner	$12,077,823	$17,828,206	4.3%
East to West Solar Portfolio				100% equity ownership or Managing member, majority equity owner	39,109,190	41,214,191	9.9%
Foresight Solar Portfolio				Managing Member, Majority Equity Owner	13,790,000	14,965,339	3.6%
Golden Horizons Solar Portfolio				100% Ownership	9,290,000	15,132,017	3.6%
Green Maple Portfolio				100% Ownership	26,561,596	27,268,058	6.6%
Longleaf Solar Portfolio				Managing member, majority equity owner	22,797,404	24,605,536	5.9%
Magnolia Sun Portfolio				100% Ownership	10,775,000	6,460,457	1.6%
Midway III Solar Portfolio				Managing member, majority equity owner	10,575,394	11,475,652	2.8%
Six States Solar Portfolio				100% Ownership	12,655,306	12,799,005	3.1%
Sunny Mountain Portfolio				100% Ownership	884,578	743,768	0.2%
Total Commercial Solar - 41.5%					$158,516,291	$172,492,229	41.5%

Residential Solar

Canadian Northern Lights Portfolio (d)				100% Ownership	$1,603,136	$1,611,955	0.4%
Greenbacker Residential Solar Portfolio				100% Ownership or Managing Member, Majority Equity Owner	28,100,000	32,540,979	7.8%
Greenbacker Residential Solar Portfolio II				Managing Member, Majority Equity Owner	6,400,000	13,279,521	3.2%
Total Residential Solar - 11.4%					$36,103,136	$47,432,455	11.4%

Wind
Greenbacker Wind Portfolio - California				100% Ownership	$9,500,000	$8,777,056	2.1%
Greenbacker Wind Portfolio - HoldCo				100% Ownership	25,753,111	35,089,021	8.4%
Greenbacker Wind Portfolio - Iowa				(e)	20,440,000	20,440,000	4.9%
Greenbacker Wind Portfolio - Massachusetts				Managing member, majority equity owner	10,169,079	10,902,726	2.6%
Greenbacker Wind Portfolio - Montana				100% Ownership or Managing Member, Equity Owner	24,756,684	26,451,773	6.4%
Total Wind - 24.5%					$90,618,874	$101,660,576	24.5%

Pre-Operational Assets
Citrine Portfolio				100% Ownership	$3,411,249	$3,411,249	0.8%
Colorado CES Portfolio				100% Ownership	4,517,354	4,517,354	1.1%
Electric City Portfolio				100% Ownership	4,208,484	4,208,484	1.0%
Omni DG Portfolio				100% Ownership	17,900,298	17,900,298	4.3%
Opal Portfolio				100% Ownership	344,949	344,949	0.1%
Oregon Sun Portfolio				100% Ownership	5,404,787	5,404,787	1.3%
Phoenix Solar Portfolio				100% Ownership	4,051,138	4,051,138	1.0%
SE Solar 2019 Portfolio				100% Ownership	5,000,000	5,000,000	1.2%
Trillium Portfolio				Managing member, majority equity owner	24,277,396	24,277,396	5.8%
Turquoise Solar Portfolio				100% Ownership	26,602,532	26,602,532	6.4%
Total Pre-Operational Assets - 23.0%					$95,718,187	$95,718,187	23.0%

Other Investments
Other Portfolios				(c)	$12,656,710	$12,473,975	3.0%
Total Other Investments - 3.0%					$12,656,710	$12,473,975	3.0%

Energy Efficiency in the United States
GREC Energy Efficiency Portfolio				100% Ownership	$388,044	$390,019	0.1%
Renew AEC One, LLC	10.25	%(b)	2/24/2025	$479,140	479,140	479,140	0.1%
Total Energy Efficiency - 0.2%					$867,184	$869,159	0.2%
Total Investments in controlled/affiliated Portfolios					$415,905,982	$452,072,181	108.8%
Investments in non-controlled/non-affiliated portfolios
Secured Loans - Not readily marketable
Encore Loan	10.00%		10/11/2020	$5,000,680	$5,000,680	$5,000,680	1.2%
Hudson Loan	8.00%		3/31/2020	9,481,127	9,481,127	9,481,127	2.3%
New Market Loan	9.00%		10/3/2020	5,000,000	5,000,000	5,000,000	1.2%
SE Solar Loan	9.00%		2/21/2020	1,000,000	1,000,000	1,000,000	0.2%
TUUSSO Loan	8.00%		6/30/2020	2,621,883	2,621,883	2,621,883	0.6%
Total Secured Loans - Not readily marketable - 5.6%					$23,103,690	$23,103,690	5.6%
Total Investments in non-controlled/non-affiliated portfolios					$23,103,690	23,103,690	5.6%
TOTAL INVESTMENTS: 114.3%					$439,009,672	$475,175,871	114.3%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: -14.3%						(59,538,411)	-14.3%
TOTAL NET ASSETS: 100%						$415,637,460	100.0%

(a)	Percentages are based on net assets of $415,637,460 as of December 31, 2019.
(b)	Per the loan agreement, interest commenced on January 24, 2016.
(c)	Includes pre-acquisition and due diligence expenses.
(d)	Portfolio is located outside of the United States of America.

Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,320,556	$21,223	$-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	18,981,540	(611,198)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	27,662,350	(1,725,805)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	3,946,615	(359,271)	-
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.668%	Monthly	12/31/2034	37,560,113	(2,203,292)	-
							$(4,878,343)	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 (unaudited)

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

Pursuant to an initial Registration Statement filed in December 2011 (File No. 333-178786-01) and a second Registration Statement filed in February 2017 (File No. 333-211571), the company offered up to $1,000,000,000 in shares of limited liability company interests, or the shares. As of March 29, 2019, the company terminated its public offering of the shares as well as its privately offered Class P-A shares. While the company publicly offered three classes of shares: Classes A, C and I, currently the company is only privately offering Class P-I shares on a continuous basis. The share classes had different selling commissions, dealer manager fees and there is an ongoing distribution fee with respect to Class C shares. The company has adopted the Distribution Reinvestment Plan (“DRP”) pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. Following the termination of the company’s public offering of shares, the DRP and the share repurchase plan will continue to be available to existing investors. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 (File No. 333-231960) we are offering a maximum of $10,000,000 in shares to our existing shareholders pursuant to the DRP.

Each quarter, our advisor, utilizing the services of an independent valuation firm, reviews and approves the net asset value for each class of shares, subject to the oversight of the company’s board of directors. To the extent that the net asset value per share on the most recent valuation date increases or decreases, the company will adjust the offering price of the P-I shares to the then net asset value per share. Currently, Class A, C and I shares are offered pursuant to the DRP at a price equal to the net asset value.

As of September 30, 2020, the company has made solar, wind, biomass, battery storage, and energy efficiency investments in 27 portfolios, 26 domiciled in the United States and one in Canada, as well as six secured loans in the United States (See Note 3). As of December 31, 2019, the company had made solar, wind, biomass, and energy efficiency investments in 36 portfolios, 35 domiciled in the United States and one in Canada, as well as six secured loans in the United States.

Note 2. Significant Accounting Policies

Basis of Presentation

The company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires the use of estimates, assumptions, and the exercise of subjective judgment as to future uncertainties. Actual results could differ from those estimates, assumptions, and judgments. Significant items subject to such estimates will include determining the fair value of investments, revenue recognition, income tax uncertainties, and other contingencies. The consolidated financial statements of the company include the accounts of the LLC and its consolidated subsidiaries, GREC, GREC HoldCo, and GREC Administration LLC and Danforth Shared Services LLC, both of which provides administrative services to the company. All intercompany accounts and transactions have been eliminated.

The company’s consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). In accordance with this specialized accounting guidance, the company recognizes and carries all its investments, including investments in the underlying operating entities, at fair value with changes in fair value recognized in earnings. Additionally, the company will not apply the equity method of accounting to its investments. The company carries its liabilities at amounts payable, net of unamortized premiums or discounts. The company does not currently plan to elect to carry its non-investment liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.

The financial information associated with the September 30, 2020 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations necessary for a fair presentation in accordance with GAAP.

Basis of Consolidation

As provided under Regulation S-X and ASC Topic 946, the company will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the company. Accordingly, the company consolidates in its consolidated financial statements the accounts of certain wholly owned subsidiaries that meet the criteria.

Cash and Cash Equivalents

Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.

The company considers all highly liquid investments, purchased with an original maturity of three months or less, to be cash equivalents. As of September 30, 2020, the company had $8,432,696 in cash and $11,123,961 in cash equivalents presented on the Consolidated Statements of Assets and Liabilities. Short-term investments that are cash equivalents, which are considered level 1 investments, are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash consists of cash accounts or letters of credit that are restricted for use on specific investments. As of September 30, 2020, the company did not have any restricted cash accounts.

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

Prior to Q2 2020, pre-operational assets were held at cost, as an approximation of fair value. Beginning in Q2 2020, our advisor evaluated the cash flow projections of pre-operational portfolios internally targeted to reach their commercial operations date (“COD”) within the 6-month period following the reporting quarter end. If the portfolio has any significant portion of value that remains subject to negotiation or contract, the investment may be held at cost, as an approximation of fair value. Otherwise, fair value of the portfolio will be determined based upon a discounted cash flow model methodology, prior to COD. During the two potential qualifying quarters preceding COD, eligible portfolios will be adjusted by construction discount rate premiums to quantify the risk of project delays and changes that continue to diminish as the COD nears. These valuation methodologies involve a significant degree of judgment.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common members per share for the three and nine months ended September 30, 2020 and September 30, 2019.

	For the three months ended September 30, 2020	For the three months ended September 30, 2019	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Basic and diluted
Net Increase in net assets attributed to common equityholders	$19,099,886	$12,495,168	$35,668,026	$21,133,261
Weighted average common shares outstanding	56,183,178	45,389,517	51,980,470	42,703,696
Net increase in net assets attributed to common equityholders per share	$0.34	$0.28	$0.69	$0.49

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

Dividend income is recorded when dividends are declared and determined that collection is probable. The timing and amount of dividend income is determined on at least a quarterly basis by GREC. This process includes an analysis at the individual project company level based on cash available from operations and working capital needed for the project company operations. Dividend income from our privately held, equity investments are recognized when approved. On a quarterly basis at a minimum, dividends received from the company’s project companies, which generally reflect net cash flow from operations, are declared, accrued, and paid.

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

Organization and Offering Costs

Organization and offering costs (“O&O costs”), other than sales commissions and the dealer manager fee, were initially paid by our advisor and/or dealer manager on behalf of the company. These O&O costs included all costs previously paid or to be paid by the company in connection with its formation and the offering of its shares pursuant to now-terminated Registration Statements on Form S-1 (File No. 333-178786-01 and File No. 333-211571, respectively) and a private placement memorandum.

The company was obligated to reimburse our advisor for O&O costs that it incurred on behalf of the company, in accordance with the advisory agreement. However, with respect to the company’s public offerings, O&O was not to exceed 15% of gross offering proceeds. Total O&O costs related to the terminated Registration Statements amounted to $9.8 million, approximately 3.8% of gross offering proceeds raised pursuant to such Registration Statements.

The costs incurred by our advisor and/or dealer manager are recognized as a liability of the company to the extent that the company is obligated to reimburse our advisor and/or dealer manager. When recognized by the company, organizational costs are expensed and offering costs, excluding selling commissions and dealer manager fees, are recognized as a reduction of the proceeds from the offering. As of December 31, 2019, all the O&O costs incurred by our advisor with respect to the company’s public offerings had been reimbursed in full.

Financing Costs

Financing costs incurred by the company for the issuance of debt liabilities are deferred and amortized using the straight-line method over the life of the debt liability. Financing costs related to debt liabilities incurred by the company are presented on the consolidated statements of assets and liabilities as a direct deduction from the carrying amount of that debt liability.

Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s Third amended and restated limited liability company agreement, a capital gains incentive allocation was earned by GREC Advisors, LLC (the “Special Unitholder”), an affiliate of our advisor, on realized gains (net of realized and unrealized losses) since inception from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the LLC’s amended and restated limited liability company agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive allocation, the company included unrealized gains in the calculation of the capital gains incentive distribution. This amount reflected the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the consolidated statements of assets and liabilities date even though the Special Unitholder is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are realized. Thus, on each date that net asset value was calculated, the company calculated for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period and reflected as an allocation of equity between common members and the Special Unitholder. As of December 31, 2019, a capital gains incentive distribution allocation in the amount of $6,897,808, was recorded in the Consolidated Statements of Assets and Liabilities as Special Unitholder’s equity.

In August 2020, the company entered into the LLC’s Fourth amended and restated limited liability company agreement. In such agreement, which was retroactively applied as of April 1, 2020, the incentive fee payable by the Company was simplified to replace the income incentive distribution, and capital gains incentive distribution with one singular performance participation fee, as described in the Performance Participation Fee section below. In connection with the termination of the methodology under the old agreement, a one-time distribution (settlement) in the amount of $4,749,000 was mutually agreed upon by the company and GREC Advisors, LLC (the “Special Unitholder”). The remaining $4,193,559 was written off by reclassing the Special Unitholder’s equity into Common equityholders’ equity upon adoption of the Fourth amended and restated limited liability company agreement. The $4,193,559 is presented on the Consolidated Statements of Operations as the net decrease in net assets attributed to special unitholder for the three months ended September 30, 2020. The $4,749,000 has not been paid as of September 30, 2020 and is recorded as Special Unitholder’s equity on the Consolidated Statements of Assets and Liabilities.

Performance Participation Fee

Under the LLC’s Fourth amended and restated limited liability company agreement made and entered into in August 2020, the incentive fee payable by the Company was simplified to be structured with two components; the performance participation fee, and the liquidation performance participation fee. The performance participation fee under the amended operating agreement is based on the Company’s total return amount during the relevant calculation period. The calculation of the performance participation fee is further detailed in Note 5. Related Party Agreements and Transactions Agreements. The performance participation fee is accounted for and classified as an operating expense and reflected as the performance participation fee on the Consolidated Statements of Operations. Under the new agreement, which as previously discussed was retroactively applied as of April 1, 2020, the performance participation fee payable and due for the second and third quarter was $1,410,527 and $2,043,327, respectively, and the total of $3,453,85 was recorded in the three months ending September 30, 2020. As a result of the revisions to prior period financial statements discussed in Note 11, there were a certain amount of proceeds paid under the company’s share repurchase program that otherwise would not have been paid due to the misstatement historically impacting the company’s offering price. As a result, GREC Advisors, LLC waived $747,602 of performance participation fees for the three and nine months ended September 30, 2020, shown as performance participation fee waiver on the Consolidated Statements of Operations. As of September 30, 2020, the total net amount of $2,706,252 remains unpaid and is reflected as the performance participation fee payable on the Consolidated Statements of Assets and Liabilities.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of these shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the earlier date of 1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations or 2) the date which approximates an expected liquidity event for the company. As of September 30, 2020, and December 31, 2019, the company recorded a liability for deferred sales commissions in the amount of $170,155 and $56,483, respectively on the Consolidated Statements of Assets and Liabilities.

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

The fair value of interest rate swap contracts open as of September 30, 2020 is included on the consolidated schedules of investments by contract. For the nine months ended September 30, 2020, the company’s average monthly notional exposure to interest rate swap contracts was $88,501,597.

Consolidated Statement of Assets and Liabilities - Fair Values of Derivatives at September 30, 2020

	Asset Derivates		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$-	Swap contracts, at fair value	$11,025,669
		$-		$11,025,669

Consolidated Statement of Assets and Liabilities - Fair Values of Derivatives at December 31, 2019

	Asset Derivates		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$21,223	Swap contracts, at fair value	$4,899,566
		$21,223		$4,899,566

The effect of derivative instruments on the Consolidated Statement of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the three months ended September 30, 2020	Change in net unrealized depreciation on derivative transactions for the three months ended September 30, 2019	Change in net unrealized depreciation on derivative transactions for the nine months ended September 30, 2020	Change in net unrealized depreciation on derivative transactions for the nine months ended September 30, 2019
Swaps
Interest Rate Risk	$625,645	$(1,980,844)	$(6,147,327)	$(6,766,160)
	$625,645	$(1,980,844)	$(6,147,327)	$(6,766,160)

Risk Exposure	Other expenses for the three months ended September 30, 2020	Other expenses for the three months ended September 30, 2019	Other expenses for the nine months ended September 30, 2020	Other expenses for the nine months ended September 30, 2019
Swaps
Interest Rate Risk	$529,986	$28,311	$1,185,909	$62,093
	$529,986	$28,311	$1,185,909	$62,093

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

Income Taxes

The LLC intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the LLC will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the LLC does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation and the company would become taxable as a corporation for U.S. federal income tax purposes under the Internal Revenue Code. The LLC would be required to pay income tax at corporate rates on its net taxable income. To the extent of the company’s earnings and profits and the payment of the distributions would not be deductible by the LLC, distributions to members from the LLC would constitute dividend income taxable to such members

The LLC plans to conduct substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to U.S. federal, state, and local income taxes. Accordingly, most of its operations will be subject to U.S. federal, state, and local income taxes. As of September 30, 2020, including territories and provinces, the portfolio resides in 27 states.

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

The company assessed its tax positions for all open tax years as of September 30, 2020 for all U.S. federal and state tax jurisdictions for the years 2016 through 2019. The results of this assessment are included in the company’s tax provision and deferred tax assets as of September 30, 2020.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting”, which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contracts as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. As of September 30, 2020, we have not elected to apply the optional amendments and are currently evaluating the impact of the ASU and the effect on our consolidated financial statements.

Revisions to Prior Period Financial Statements

As discussed further in Note 11, we identified errors related to deferred tax assets included in our consolidated financial statements for the quarterly period ended September 30, 2016 and each subsequent quarterly and annual period through the quarterly period ending June 30, 2020. The deferred tax assets error related to the capital gains incentive allocation and distribution (refer to the Capital Gains Incentive Allocation and Distribution section below for more details) earned by GREC Advisors, LLC (or the “Special Unitholder”). The LLC intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. Since the capital gains incentive allocation and distribution was the responsibility of the LLC, and the LLC is not subject to any income taxes, there should not have been a corresponding deferred tax asset recorded in the consolidated financial statements.

In accordance with the guidance in the FASB ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-1, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, we concluded that our previously issued consolidated financial statements were not materially misstated as a result of these errors. We revised our previously reported quarterly and annual consolidated financial statements for the periods since September 30, 2016. The historical periods presented in this Quarterly Report on Form 10-Q have been revised with corresponding adjustment to accumulated gains (losses) on the consolidated statements of assets and liabilities to correct for these errors. See Note 11 for the effect of the revisions on each of the individual effected line items in the consolidated financial statements.

Note 3. Investments

The composition of the company’s investments as of September 30, 2020 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$131,291,439	$155,625,434	26.2%
Mid-West Region	92,263,870	101,640,184	17.1
Mountain Region	109,721,569	125,233,924	21.1
South Region	93,912,977	97,648,285	16.4
West Region	95,692,949	112,854,274	18.9
Total United States	$522,882,804	$593,002,101	99.7%
Canada:	1,603,136	1,598,127	0.3
Total	$524,485,940	$594,600,228	100.0%

The composition of the company’s investments as of December 31, 2019 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$123,146,232	$130,572,650	27.4%
Mid-West Region	49,208,021	55,455,982	11.7
Mountain Region	79,975,330	87,711,362	18.5
South Region	91,932,394	93,441,062	19.7
West Region	92,944,559	106,382,860	22.4
Total United States	$437,206,536	$473,563,916	99.7%
Canada:	1,603,136	1,611,955	0.3
Total	$439,009,672	$475,175,871	100.0%

The composition of the company’s investments as of September 30, 2020 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage	8,685,904	8,685,904	1.4%
Biomass	22,336,352	22,336,352	3.8
Commercial Solar*	320,749,297	375,770,258	63.2
Wind	118,970,601	124,702,802	21.0
Pre-Operational Assets	44,130,057	54,031,001	9.1
Other Investments	8,834,837	8,292,962	1.4
Energy Efficiency	778,892	780,949	0.1
Total	524,485,940	594,600,228	100.0%

*	Denotes an industry that includes secured loan(s).

The composition of the company’s investments as of December 31, 2019 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass	$21,425,600	$21,425,600	4.5%
Commercial Solar*	181,619,981	195,595,919	41.2
Residential Solar	36,103,136	47,432,455	10.0
Wind	90,618,874	101,660,576	21.4
Pre-Operational Assets	95,718,187	95,718,187	20.1
Other Investments	12,656,710	12,473,975	2.6
Energy Efficiency	867,184	869,159	0.2
Total	$439,009,672	$475,175,871	100.0%

*	Denotes an industry that includes secured loan(s).

Investments held as of September 30, 2020 and December 31, 2019 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company, have greater than 50% representation on such company’s board of directors, or investments in limited liability companies for which the company serves as managing member.

Note 4. Fair Value Measurements - Investments

The following table presents fair value measurements of investments, by major class, as of September 30, 2020, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$-	$-	$560,824,216	$560,824,216
Capital Stock **	-	-	1,598,127	$1,598,127
Energy Efficiency Secured Loans	-	-	428,640	$428,640
Secured Loans - Other	-	-	31,749,245	$31,749,245
Total	$-	$-	$594,600,228	$594,600,228
Other Financial Instruments*
Unrealized appreciation on open swap contracts	$-	$-	$-	$-
Unrealized depreciation on open swap contracts	-	(11,025,669)	-	$(11,025,669)
Total	$-	$(11,025,669)	$-	$(11,025,669)

*	Other financial instruments are derivatives, such as futures, forwards, and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

**	Capital Stock class of investment relates to the Company’s Canadian Northern Lights Portfolio on the Consolidated Schedule of Investments.

The following table presents fair value measurements of investments, by major class, as of December 31, 2019, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$-	$-	$449,981,086	$449,981,086
Capital Stock**	-	-	1,611,955	1,611,955
Energy Efficiency Secured Loans	-	-	479,140	479,140
Secured Loans - Other	-	-	23,103,690	23,103,690
Total	$-	$-	$475,175,871	$475,175,871
Other Financial Instruments*
Open swap contracts - assets	$-	$21,223	$-	$21,223
Open swap contracts - liabilities	-	(4,899,566)	-	(4,899,566)
Total	$-	$(4,878,343)	$-	$(4,878,343)

*	Other financial instruments are derivatives, such as futures, forward currency contracts and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

**	Capital Stock class of investment relates to the Company’s Canadian Northern Lights Portfolio on the Consolidated Schedule of Investments.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2020:

	Balance as of December 31, 2019	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments (1)	Sales and Repayments of investments (2)	Net realized gain on investments	Balance as of September 30, 2020

Limited Liability Company Member Interests	$449,981,086	$33,961,917	$-	$216,832,470	$(91,973,455)	$(54,163,878)	$6,186,076	$560,824,216
Capital Stock	1,611,955	(40,761)	26,933	-	-	-	-	1,598,127
Energy Efficiency - Secured Loans	479,140	-	-	-	-	(50,500)	-	428,640
Secured Loans - Other	23,103,690	-	-	8,640,311	-	5,244	-	31,749,245
Total	$475,175,871	$33,921,156	$26,933	$225,472,781	$(91,973,455)	$(54,209,134)	$6,186,076	$594,600,228

(1)	Includes capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, and return of capital.

(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation on investments and foreign currency translation for the three and nine months ended September 30, 2020 attributable to Level 3 investments still held at September 30, 2020 was $10,225,524 and $45,268,589. There were no reclassifications attributable to Level 3 investments during the nine months ended September 30, 2020. The total net change in unrealized appreciation on investments, foreign currency translation and swap contracts at fair value for the three and nine months ended September 30, 2020 was $10,851,169 and $27,800,762.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2019:

	Balance as of December 31, 2018	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments (1)	Sales and Repayments of investments (2)	Net realized gain on investments	Balance as of September 30, 2019

Limited Liability Company Member Interests	$304,542,921	$29,981,485	$-	$190,347,124	$(84,913,273)	$(16,874,761)	$6,683,326	$429,766,822
Capital Stock	2,081,554	28,816	42,054	-	-	-	-	2,152,424
Energy Efficiency - Secured Loans	551,640	-	-	-	-	(62,500)	-	489,140
Secured Loans - Other	-	-	-	17,478,179	-	-	-	17,478,179
Total	$307,176,115	$30,010,301	$42,054	$207,825,303	$(84,913,273)	$(16,937,261)	$6,683,326	$449,886,565

(1)	Includes capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, and return of capital.

(2)	Includes principal repayments on loans.

The total change in unrealized appreciation included in the consolidated statements of operations within net change in unrealized appreciation on investments and foreign currency translation for the three and nine months ended September 30, 2019 attributable to Level 3 investments still held at September 30, 2019 was $11,887,457 and $30,052,355. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 as of the beginning of the period which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the nine months ended September 30, 2019. The total net change in unrealized appreciation on investments, foreign currency translation and swap contracts at fair value for the three and nine months ended September 30, 2019 was $9,906,613 and $23,286,195.

As of September 30, 2020, all of company investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of September 30, 2020:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Battery Storage	$8,685,904	Transaction cost	Not Applicable	Not Applicable
Biomass	$22,336,352	Transaction cost	Not Applicable	Not Applicable
Commercial Solar*	$344,021,013	Income approach and transaction cost	Discount rate, kWh Production, potential leverage and estimated remaining useful life	Weighted average 7.82%, 0.5% annual degradation in production, 8.7- 40.3 years
Wind	$124,702,802	Income approach and transaction cost	Discount rate, kWh Production, potential leverage and estimated remaining useful life	Weighted average 8.10%, no annual degradation in production, 20- 29.3 years
Pre-Operational Assets	$54,031,001	Transaction cost and income approach	Discount rate, kWh Production, potential leverage and estimated remaining useful life	Weighted average 8.71%, 0-0.5% annual degradation in production, 31.0-35.2 years
Other Investments	$8,292,962	Transaction cost	Not Applicable	Not Applicable
Energy Efficiency	$780,949	Income and collateral based approach	Market yields and value of collateral	10.25%-20.4%
Secured Loans	$31,749,245	Yield analysis	Market yields	8%-10%

*	Includes assets that have not reached COD that are being recognized at their fair market value.

As of December 31, 2019, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2019:

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Biomass	$21,425,600	Transaction Cost	Not Applicable	Not Applicable
Commercial Solar	$172,492,229	Income Approach and Market approach	Discount rate, future kWh production, and estimated remaining useful life	7.25%-9.25%, 0.5% annual degradation in production, 13.5- 34.3 years
Residential Solar	$47,432,455	Income Approach and Market approach	Discount rate, future kWh production, and estimated remaining useful life	7.25%-9.25%, 0.5% annual degradation in production, 13.5- 34.3 years
Wind	$101,660,576	Income Approach and Transaction Cost	Discount rate, future kWh production, and estimated remaining useful life	8.50%, no annual degradation in production, 27.9- 29.0 years
Pre-Operational Assets	$95,718,187	Transaction Cost	Not Applicable	Not Applicable
Other Investments	$12,473,975	Transaction Cost	Not Applicable	Not Applicable
Energy Efficiency	$869,159	Income and Collateral Based Approach	Income Based Approach and Market Yields	10.25%-20.4%
Secured Loans	$23,103,690	Yield Analysis	Market Yields	8.0% - 10.0%

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

The commissions, fees and reimbursement obligations related to our terminated continuous offering includes Selling Commissions, Dealer Manager fees and Distribution fees payable to the Dealer Manager for Class A, Class C, Class P-A and Class I shares ranging from 1.75% to 7% of gross offering proceeds from the sale of such shares. With respect to Class C shares only, the company pays the dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of 1) a listing of the Class C shares on a national securities exchange, 2) following the completion of our offering, total underwriting compensation in our offering equals 10% of the gross proceeds from the primary offering of Class C shares or 3) Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers. The company estimated the amount of distribution fees expected to be paid and recorded that liability at the time of sale. The liability is included in Deferred sales commission payable on the Consolidated Statements of Assets and Liabilities and fees recorded in Paid-in capital in excess of par value (specific to the Class C Shares) on the Consolidated Statements of Assets and Liabilities. The company continues to assess the value of the liability on a regular basis.

The Company also reimbursed the advisor for the O&O costs (other than selling commissions and dealer manager fees) it had incurred on the company’s behalf only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. During the initial and secondary offerings approximately 3.8%, or $9.8 million, was charged against gross offering proceeds for O&O costs.

The fees and reimbursement obligations related to our ongoing operation of the company are as follows:

Type of Compensation and Recipient	Determination of Amount
Base Management Fees — Advisor	The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed) until gross assets exceed $800M. The base management fee monthly rate will decrease to 0.14583% (1.75% annually) for gross assets between $800,000,001 to $1,500,000, and 0.125% (1.50% annually) for gross assets greater than $1,500,000. For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears, or more frequently as authorized under the advisory agreement. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately pro-rated. The base management fee may be deferred or waived, in whole or part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

Incentive Allocation and Distribution — Special Unitholder (effective through March 31, 2020)	Under the Third Amended and Restated LLC Agreement dated June 27, 2014, the incentive allocation and distribution will have three parts: Income Incentive Distribution, Capital Gains Incentive Distribution and the Liquidation Incentive Distribution. The features of this incentive fee structure are as follows:

●	The Income Incentive Distribution provides for the Special Unitholder, as a member of the Company, to receive, on a quarterly basis, a cash distribution equal to a percentage of the Company’s net investment income (as calculated in accordance with the Operating Agreement) for each quarter, in excess of a specified hurdle rate.

●	The Capital Gains Incentive Distribution provides for the Special Unitholder, as a member of the Company, to receive, on a quarterly basis, a cash distribution equal to a percentage of the Company’s realized capital gains (as calculated in accordance with the Operating Agreement) for each quarter.

●	The Liquidation Incentive Distribution provides for the Special Unitholder to receive a cash distribution equal to a percentage of the difference between the net proceeds from the liquidation of the Company or the exchange listing of its Shares (as calculated in accordance with the Operating Agreement) and the Company’s aggregate NAV immediately prior to the time of such liquidation or listing.

Type of Compensation and Recipient	Determination of Amount

Performance Participation Fees (effective April 1, 2020 and thereafter)

The performance participation fee which the Special Unitholder is entitled to is calculated and payable in arrears, for an amount equal to 12.5% of the total return generated by the Company during the most recently completed fiscal quarter, subject to a hurdle amount of 1.50% (or 6% annualized), a loss carryforward and a fee carryforward amount. The Total Return Amount is defined for each quarterly calculation period, as an amount equal to the sum of

•      the aggregate amount of all cash distributions accrued or paid (without duplication) during such quarter on the shares outstanding at the end of such quarter plus

•      the amount of the change in aggregate NAV of such shares since the beginning of such quarter, before giving effect to (x) changes in the aggregate NAV of such shares during such quarter resulting solely from the net proceeds of issuances and/or repurchase of shares by the company, and (y) the amount of any accrual of the Performance Participation Fee during such quarter.

The calculation of the Total Return Amount for each period shall include any appreciation or depreciation in the NAV of the shares issued during such period but exclude the proceeds from the initial issuance of such shares. The total NAV of the shares outstanding as of the last business day of a calendar quarter shall be the amount against which changes in the total NAV of the shares outstanding during the subsequent calendar quarter is measured. Furthermore, the loss carryforward shall initially equal zero and cumulatively increase in any calendar quarter by the absolute value of any negative total return for such quarter and cumulatively decrease in any calendar quarter by the amount of any positive total return. The fee carryforward amount shall also initially equal zero, and cumulatively increase in any calendar quarter by (i) the amount, if any, by which the hurdle amount (noted above) for such quarter exceeds any positive total return amount for such quarter and (ii) the amount, if any, by which the catch-up amount for such quarter exceeds excess profits for such quarter. The fee carryforward amount shall cumulatively decrease in any calendar quarter by the amount, if any, of the fee carryforward amount paid to the Special Unitholder for such quarter. Neither the loss carryforward nor the fee carryforward amounts shall be less than zero at any given time.

The Special Unitholder shall receive a performance participation fee as follows:

●	if the Total Return Amount for the applicable period exceeds the sum of (x) the Hurdle Amount for such period and (y) the Loss Carryforward Amount for such Period (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount paid to the Special Unitholder equals 12.5% of the sum of (x) the Hurdle Amount for such period and (y) any amount paid to the Special Unitholder pursuant to this clause (the “Catch-Up Amount”);

●	to the extent there are remaining Excess Profits after payment of the Catch-Up Amount, 100% of such remaining Excess Profits until such amount paid to the Special Unitholder equals the amount of the Fee Carryforward Amount for such period; and

●	to the extent there are remaining Excess Profits after payment of the Catch-Up Amount and the Fee Carryforward Amount (as defined above), 12.5% of such remaining Excess Profits.

The liquidation performance participation fee payable to the Special Unitholder will equal 20.0% of the net proceeds from a liquidation of the company in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital shall mean the Company NAV immediately prior to the time of a liquidation or a listing. In the event of any liquidity event that involves a listing of the company’s shares, or a transaction in which the company’s members receive shares of a company that is listed, on a national securities exchange, the liquidation performance participation fee will equal 20% of the amount, if any, by which the company’s listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing (the “listing premium”). Any such listing premium and related liquidation performance participation fee will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.

The amendments to the incentive fee structure pursuant to the Fourth Amended and Restated LLC Agreement (the “Operating Agreement”) was applied retroactively as of April 1, 2020 and for all periods thereafter.

For the three and nine months ended September 30, 2020, the advisor earned $2,497,596 and $7,348,380 respectively, in management fees. For the three and nine months ended September 30, 2019, the advisor earned $2,228,976 and $6,086,107, respectively, in management fees. As of September 30, 2020, and December 31, 2019, the company owed $481,852 and $272,982, respectively, to the advisor in management fees which amounts are included in management fee payable on the Consolidated Statements of Assets and Liabilities.

The Consolidated Statement of Operations also reflects a $4,193,559 decrease and $1,154,308 increase in incentive allocation for the three and nine months ended September 30, 2020, respectively, shown as net decrease (increase) in net assets attributed to special unitholder. The Consolidated Statement of Operations also reflects a $2,588,895 and a $4,025,183 increase in incentive allocation for the three and nine months ended September 30, 2019, respectively, shown as net decrease (increase) in net assets attributed to special unitholder. There was a capital gains incentive distribution of nil and $3,303,116 for the three and nine months ended September 30, 2020, and none for the nine months ended September 30, 2019. As of September 30, 2020, and December 31, 2019, the company owed $4,749,000 and $6,897,808, respectively, to the advisor in incentive allocation which amounts are included in special unitholders’ equity on the Consolidated Statements of Assets and Liabilities.

As previously discussed, under the amended and restated limited liability company agreement the performance participation fee payable and due for the second and third quarter was $1,410,527 and $2,043,327, respectively, and the total of $3,453,854 was recorded in the three months ending September 30, 2020. As a result of the revisions to prior period financial statements discussed in Note 11, there were a certain amount of proceeds paid under the company’s share repurchase program that otherwise would not have been paid due to the misstatement historically impacting the company’s offering price. To remedy the effect of the overpayment, GREC Advisors, LLC waived $747,602 of performance participation fee for the three and nine months ended September 30, 2020, shown as performance participation fee waiver on the Consolidated Statements of Operations. As of September 30, 2020, the total net amount of $2,706,252 remains unpaid and is reflected as the performance participation fee payable on the Consolidated Statements of Assets and Liabilities.

For the three and nine months ended September 30, 2020, the company paid nil in dealer manager fees and nil in selling commissions to the company’s dealer manager, SC Distributors. For the three and nine months ended September 30, 2019, the company paid nil and $231,892 in dealer manager fees and nil and $594,247, respectively, in selling commissions to the dealer manager. These fees and commissions were paid in connection with the sales of the company’s shares to investors and, as such, were recorded against the proceeds from the issuance of shares, prior to the receipt by the company, and thus are not reflected in the company’s Consolidated Statements of Operations.

As of September 30, 2020, and December 31, 2019, the advisor owned 23,601 Class A shares.

The company entered secured loans to finance the purchase and installation of energy efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third party lending agreements including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of September 30, 2020, all loans and operating leases are considered current per their terms.

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

The transaction resulted in a realized gain of $7,636,438 of which, nil and $141,974 was recorded in the three and nine months ending September 30, 2020 respectively, in net realized (loss)/gain on investments on the Consolidated Statements of Operations. GROZ paid an initial amount of $1,500,000 at closing with an additional $8,184,393 was paid by GROZ as of December 31, 2019. The transaction resulted in a receivable recorded of nil and $7,491,161 as of September 30, 2020 and December 31, 2019, respectively, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2020, the remaining balance was paid by GROZ.

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

The transaction resulted in a realized gain of $762,391 of which, nil and ($32,576) was recorded in the three and nine months ending September 30, 2020, respectively, in net realized (loss)/gain on investments on the Consolidated Statements of Operations. As of December 31, 2019, a total of $2,531,000 was paid by GROZ. The transaction resulted in a receivable recorded of nil and $2,741,476 as of September 30, 2020 and December 31, 2019, respectively, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2020, all the remaining balance was paid by GROZ.

Note 6. Borrowings

On June 20, 2019, the company, through GREC HoldCo, entered into a new credit agreement among the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger, sole lead bookrunner, and as swap counterparty. The new credit facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $58,307,080 was drawn down at closing. The $110,000,000 borrowing base has since been reduced to $73,248,007 as a result of our sale of the Raleigh Portfolio and a portion of the East to West Portfolio and their subsequent removal from the facility and the conversion to a term loan. The New Credit Facility allowed for additional drawdowns through June 20, 2020, at which point the outstanding loans converted to an additional term loan and mature on June 20, 2025. As of September 30, 2020, the facility has converted to a term loan, with no available balance to draw on.

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

Borrowings under the New Credit Facility are secured by all the assets of GREC HoldCo and the equity interests of each direct and indirect subsidiary of the company. The company, GREC HoldCo and each direct and indirect subsidiary of GREC HoldCo are guarantors of the company’s obligations under the New Credit Facility. GREC has pledged all the equity interests of GREC HoldCo as collateral for the New Credit Facility.

As of September 30, 2020, the outstanding balance is approximately $73.2 million. Financing costs of $3.3 million related to the New Credit Facility have been capitalized and are being amortized over the current term of the New Credit Facility.

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

The company’s outstanding debt as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020					December 31, 2019
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
Term Loan	$73,248,007	$73,248,007	$73,248,007	$3,283,487	$69,964,520	$96,438,316	$71,990,467	$71,990,467	$3,103,681	$68,886,786
LC Facility	$15,000,000	$-	$-	$-	$-
Total	$88,248,007	$73,248,007	$73,248,007	$3,283,487	$69,964,520	$96,438,316	$71,990,467	$71,990,467	$3,103,681	$68,886,786

The following table shows the components of interest expense, commitment fees related to the Credit Facility and LC Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the credit facility for the three and nine months ended September 30, 2020 and September 30, 2019:

	For the three months Ended September 30, 2020	For the nine months Ended September 30, 2020	For the three months Ended September 30, 2019	For the nine months Ended September 30, 2019
Credit Facility commitment fee	$10,860	$32,345	$10,860	$32,227
Credit Facility Loan interest*	521,695	1,893,368	739,411	1,360,409
Amortization of deferred financing costs	57,152	170,212	57,151	169,590
Other*	-	-	391,202	767,242
Total	$589,707	$2,095,925	$1,198,624	$2,329,468
Weighted average interest rate on credit facility	2.29%	2.71%	4.24%	4.47%
Weighted average outstanding balance of credit facility	$75,823,710	$72,887,858	$62,453,815	$44,120,356

*	Primarily includes financing costs of credit facility.

For the year ended December 31, 2019, the weighted average interest rate on credit facility was 4.32% and the weighted average outstanding balance of the credit facility was $53,753,277.

The principal payments due on the Credit Facility for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2020	$575,098
2021	5,890,652
2022	5,809,417
2023	5,972,031
2024	6,205,548
Thereafter	48,795,261
$73,248,007

Note 7. Members’ Equity

General

Pursuant to the terms of the Operating Agreement, the LLC may issue up to 400,000,000 shares, of which 350,000,000 shares are designated as Class A, C, I, P-A and P-I shares (collectively, common shares), and 50,000,000 are designated as preferred shares and one special unit. Each class of common shares will have the same voting rights.

Refer to Note 5 for the commissions and fees for each common share class in connection with the company’s continuous public offering pursuant to a Registration Statement on Form S-1 (File No. 333-211571) which terminated on March 29, 2019 as well as the private offering of Class P-A.

Effective March 29, 2019 through September 30, 2020 Class P-A shares were not offered for sale.

Class P-I shares are currently offered at net asset value through a private placement memorandum.

On August 11, 2020, the board of directors authorized three additional share classes, Class P-D, Class P-T and Class P-S, to be offered through a private placement memorandum.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of September 30, 2020:

	Shares Outstanding as of December 31, 2019	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of September 30, 2020
Class A shares	17,210,016	12,964	332,287	(518,875)	-	17,036,392
Class C shares	2,718,475	-	70,787	(25,173)	(13,264)	2,750,825
Class I shares	6,693,658	5,783	185,498	(352,235)	12,993	6,545,697
Class P-A shares	18,109	-	-	-	-	18,109
Class P-I shares	21,249,352	10,853,812	(296)	(387,528)	-	31,715,340
	47,889,610	10,872,559	588,276	(1,283,811)	(271)	58,066,363

The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2019:

	Shares Outstanding as of December 31, 2018	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2019
Class A shares	16,714,738	596,521	457,336	(558,579)	17,210,016
Class C shares	2,222,478	425,956	86,970	(16,929)	2,718,475
Class I shares	6,209,416	429,923	240,190	(185,871)	6,693,658
Class P-A shares	15,478	2,631	-	-	18,109
Class P-I shares	11,841,392	9,631,641	-	(223,681)	21,249,352
	37,003,502	11,086,672	784,496	(985,060)	47,889,610

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the nine months ended September 30, 2020 and September 30, 2019 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the nine months ended September 30, 2020:
Proceeds from Shares Sold	$110,970	$-	$49,850	$-	$96,886,072	$97,046,892
Proceeds from Shares Issued through Reinvestment of Distributions	$2,857,125	$594,890	$1,593,506	$-	$128	$5,045,649
For the nine months ended September 30, 2019:
Proceeds from Shares Sold	$5,256,161	$3,651,717	$3,709,174	$22,875	$68,738,228	$81,378,155
Proceeds from Shares Issued through Reinvestment of Distributions	$2,906,714	$538,129	$1,506,093	$-	$-	$4,950,936

As of September 30, 2020, and December 31, 2019, none of the LLC’s preferred shares were issued and outstanding.

The Operating Agreement authorizes the board of directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the board of directors. The Operating Agreement also authorizes the board of directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the board of directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit. The proceeds related to the shareholder receivable amount of $579,243 presented on the Consolidated Statements of Assets and Liabilities as of September 30, 2020 were subsequently collected on October 1, 2020.

Distribution Reinvestment Plan

The company adopted a DRP through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the company’s prior public offerings. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 (File No. 333-231960) we are offering a maximum of $10,000,000 in shares of our common stock to our existing shareholders pursuant to the DRP. Management plans to increase the size of the offering once the maximum offering amount is reached. During our offering, the purchase price of shares purchased through the DRP will be at a price equal to the then current Monthly Share Value. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the board of directors may amend, suspend, or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

As of September 30, 2020, the company issued 1,920,722 Class A shares, 291,778 Class C shares, and 863,943 Class I shares for a total of 3,076,443 shares issued under the DRP. As of December 31, 2019, the company issued 1,588,435 Class A shares, 220,991 Class C shares, and 678,445 Class I shares for a total of 2,487,871 shares issued under the DRP.

Share Repurchase Program

During 2015, the company commenced a “share repurchase program”, pursuant to which quarterly share repurchases will be conducted, on up to approximately 5% of the weighted average number of outstanding shares in any 12-month period, to allow members who hold Class A, C, I, P-A (commencing as of April 16, 2018) or P-I shares (commencing as of October 1, 2017) to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares.

The share repurchase program included numerous restrictions that would limit a shareholder’s ability to sell shares. At the sole discretion of the board of directors, the company could have use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares.

Effective September 1, 2020, the company, through approval by its board of directors, adopted an amended share repurchase program, pursuant to which the company will conduct quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the company at a price equal to the then current monthly share value associated with that class of shares. The quarterly share repurchase limits for the company’s new share repurchase program are set forth below.

The shareholders’ right to repurchase is subject to the availability of funds and the other provisions of the share repurchase program. Additionally, a member must hold his or her shares for a minimum of one year before he or she can participate in the share repurchase program, subject to any of the following special circumstances: i) the written request of the estate, heir or beneficiary of a deceased shareholder; ii) a qualifying disability of the shareholder for a non-temporary period of time provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; or iii) a determination of incompetence of the shareholder by a state or federal court located in the United States. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.

The company may still fund repurchase requests from sources other than cash flow from operations as previously disclosed. Unless the company’s board of directors determines otherwise, the company will limit the amount of repurchases pursuant to the share repurchase program as follows:

Quarter-Ending	Share Repurchase Limit(s)

September 30, 2020	During such fiscal quarter, 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters

December 31, 2020	During such fiscal quarter, 1.875% of the weighted average number of shares outstanding in the prior four fiscal quarters

March 31, 2021	During such fiscal quarter, 2.50% of the weighted average number of shares outstanding in the prior four fiscal quarters

June 30, 2021	During such fiscal quarter, 3.75% of the weighted average number of shares outstanding in the prior four fiscal quarters

September 30, 2021, and each quarter thereafter

●    During any 12-month period, 20.00% of our weighted average number of outstanding shares

●    During any fiscal quarter, 5.00% of the weighted average number of shares outstanding in the prior four fiscal quarters

Note 8. Distributions

On the last business day of each month, with the authorization of the company’s board of directors, the company declares distributions on each outstanding Class A, C, I, P-A and P-I share. These distributions are calculated based on shareholders of record for each day in amounts equal to that exhibited in the table below based upon distribution period and class of share.

		Class of Share
Distribution Period		A	C	I	P-A	P-I
1-Nov-17	31-Jan-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-Feb-18	30-Apr-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-May-18	31-Jul-18	$0.00166900	$0.00162650	$0.00166900	—	$0.00158280
1-Aug-18	31-Oct-18	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Nov-18	31-Jan-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Feb-19	30-Apr-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-May-19	31-Jul-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Aug-19	31-Oct-19	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Nov-19	31-Jan-20	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-Feb-20	30-Apr-20	$0.00166900	$0.00162650	$0.00166900	$0.00164790	$0.00158280
1-May-20	30-Jun-20	$0.00151895	$0.00148798	$0.00151895	$0.00152708	$0.00158280
1-Jul-20	31-Aug-20	$0.00151895	$0.00148798	$0.00151895	$0.00152708	$0.00158280
1-Sept-20	30-Sep-20	$0.00151895	$0.00148798	$0.00151895	$0.00152708	$0.00158282
1-Oct-20	28-Feb-21	$0.00151895	$0.00148798	$0.00151895	$0.00152316	$0.00158282

The following table reflects the distributions declared during the nine months ended September 30, 2020:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 3, 2020	$1,788,378	$603,861	$2,392,239
March 2, 2020	1,733,079	562,148	2,295,227
April 2, 2020	1,890,329	593,364	2,483,693
May 1, 2020	1,838,776	578,227	2,417,003
June 1, 2020	1,829,781	551,532	2,381,313
July 1, 2020	1,827,331	532,189	2,359,520
August 3, 2020	2,133,835	548,210	2,682,045
September 1, 2020	2,157,292	546,746	2,704,038
October 1, 2020	2,178,752	529,372	2,708,124
Total	$17,377,553	$5,045,649	$22,423,202

The following table reflects the distributions declared during the nine months ended September 30, 2019:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2019	$1,317,325	$583,571	$1,900,896
March 1, 2019	1,247,614	552,615	1,800,229
April 1, 2019	1,452,585	611,400	2,063,985
May 1, 2019	1,438,057	600,614	2,038,671
June 1, 2019	1,553,801	622,584	2,176,385
July 1, 2019	1,764,339	383,813	2,148,152
August 1, 2019	1,850,929	393,237	2,244,166
September 2, 2019	1,664,451	613,333	2,277,784
October 1, 2019	1,647,779	589,769	2,237,548
	$13,936,880	$4,950,936	$18,887,816

All distributions paid for the nine months ended September 30, 2020 are expected to be reported as a return of capital to members for tax reporting purposes and all distributions paid for the nine months ended September 30, 2019 were reported as a return of capital to members for tax purposes.

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Cash from operations	$804,374	$2,136,045
Offering proceeds	16,244,967	11,800,835
Total Cash Distributions	$17,049,341	$13,936,880

The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds. Due to the company’s change in investment portfolio composition in 2018 to include a greater percentage of pre-operational assets, a significant amount of distributions will continue to be funded from offering proceeds.

Note 9. Commitments and Contingencies

Legal proceedings: The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of September 30, 2020, management is not aware of any legal proceedings that might have a significant adverse impact on the company.

Pledge of collateral and unsecured guarantee of loans to subsidiaries: Pursuant to a credit agreement between GREC HoldCo and a financial institution, GREC HoldCo has pledged all operating assets as well as all membership interests in operating subsidiaries owned by GREC HoldCo as collateral for the loan. Pursuant to various loan agreements between the operating entities of the company and various lenders, the operating entities have pledged all operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from January 2021 through September 2049.

Investment in to be constructed assets and membership interest purchase commitments: Pursuant to various engineering, procurement and construction contracts and alike agreements to which the company’s operating entities are individually a party, the operating entities, and indirectly the company, have committed an outstanding balance of approximately $70.7 million as of September 30, 2020 to complete construction of the facilities and bring the project assets to operation. Based upon current construction schedules, the expectation is these commitments will be fulfilled throughout the remainder of 2020 and forward. In addition, pursuant to various membership interest purchase agreements to which the company’s operating entities are individually a party, the operating entities, and indirectly the company, have committed an outstanding balance of approximately $195.4 million as of September 30, 2020 to complete the closing pursuant to the membership interest purchase agreements. The company plans to use cash on hand, debt and tax equity financing as well as additional capital raised to fund such commitments.

Unsecured guarantee of subsidiary renewable energy credit (“REC”) forward contracts: For the majority of the forward REC contracts currently effective as of September 30, 2020 where an operating entity of the company is the principal, the company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is nil as of September 30, 2020.

Pledge of Parent Company Guarantees: Pursuant to various contracts in which the company has provided a parent company guarantee, excluding those discussed above, the operating entities, and indirectly the company, have committed an additional $122.1 million in unsecured guarantees, in the event of a default at the underlying entity.

See Note 1 — Organization and Operations of the Company and Note 5 — Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

Note 10. Financial Highlights

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the nine months ended September 30, 2020.

	For the nine months ended September 30, 2020
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.40	$8.23	$8.40	$8.44	$8.73
Net investment income(3)	0.18	0.18	0.18	0.18	0.18
Net realized and unrealized gain on investments, net of incentive allocation to special unitholder	0.63	0.63	0.63	0.63	0.63
Change in translation of assets and liabilities denominated in foreign currencies (4)	-	-	-	-	-
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.12)	(0.12)	(0.12)	(0.12)	(0.12)
Net increase in net assets attributed to common stockholders	0.69	0.69	0.69	0.69	0.69
Shareholder distributions:
Distributions from net investment income	(0.02)	(0.02)	(0.02)	(0.02)	(0.02)
Distributions from offering proceeds	(0.42)	(0.41)	(0.42)	(0.42)	(0.42)
Offering costs and deferred sales commissions	-	(0.09)	-	-	-
Other(2)	(0.02)	(0.02)	(0.02)	(0.02)	0.04
Net decrease in members’ equity attributed to common shares	(0.46)	(0.54)	(0.46)	(0.46)	(0.40)
Net asset value for common shares at end of period	$8.63	$8.38	$8.63	$8.67	$9.02
Common equityholders’ equity at end of period	$147,039,601	$23,038,935	$56,472,346	$157,079	$286,177,086
Common shares outstanding at end of period	17,036,392	2,750,825	6,545,697	18,109	31,715,340

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	8.08%	7.07%	8.03%	6.70%	8.45%
Ratio of net investment income to average net assets	2.81%	2.88%	2.81%	2.80%	2.70%
Ratio of operating expenses to average net assets	4.82%	4.94%	4.82%	4.80%	4.62%
Portfolio turnover rate	10.32%	10.32%	10.32%	10.32%	10.32%

(1)	The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the period ended September 30, 2020, which were 17,036,392, 2,750,825, 6,545,697, 18,109, and 37,715,340, respectively.
(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.
(4)	Amount is less than $0.01 per share.

The following is a schedule of financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the nine months ended September 30, 2019.

	For the nine months ended September 30, 2019
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.40	$8.21	$8.40	$8.40	$8.62
Net investment income(3)	0.06	0.06	0.06	0.06	0.06
Net realized and unrealized gain on investments, net of incentive allocation to special unitholder	0.70	0.70	0.70	0.70	0.70
Change in translation of assets and liabilities denominated in foreign currencies (4)	-	-	-	-	-
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.18)	(0.18)	(0.18)	(0.18)	(0.18)
Net increase in net assets attributed to common stockholders	0.58	0.58	0.58	0.58	0.58
Shareholder distributions:
Distributions from net investment income	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)
Distributions from offering proceeds	(0.40)	(0.38)	(0.40)	(0.39)	(0.37)
Offering costs and deferred sales commissions	(0.01)	(0.04)	(0.01)	-	-
Other(2)	(0.08)	(0.05)	(0.08)	(0.07)	(0.03)
Net decrease in members’ equity attributed to common shares	(0.54)	(0.52)	(0.54)	(0.51)	(0.45)
Net asset value for common shares at end of period	$8.44	$8.27	$8.44	$8.47	$8.75
Common shareholders’ equity at end of period	$145,295,348	$22,359,417	$56,188,814	$153,410	$170,945,660
Common shares outstanding at end of period	17,207,556	2,703,122	6,654,530	18,109	19,544,664

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	5.90%	6.15%	5.90%	4.25%	6.62%
Ratio of net investment income to average net assets	1.00%	1.02%	1.00%	1.00%	0.97%
Ratio of operating expenses to average net assets	3.81%	3.90%	3.82%	3.80%	3.70%
Portfolio turnover rate	4.42%	4.42%	4.42%	4.42%	4.42%

(1)	The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the period ended September 30, 2019, which were 17,207,556, 2,703,122, 6,654,530, 18,109 and 19,544,664, respectively
(2)	Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
(3)	Does not reflect any incentive fees that may be payable to the Special Unitholder.
(4)	Amount is less than $0.01 per share.

33

Note 11. Revisions to Prior Period Financial Statements

We identified errors related to deferred tax assets included in our consolidated financial statements for the quarterly period ending September 30, 2016 and each subsequent quarterly and annual period through the quarterly period ending June 30, 2020. We concluded that our previously issued consolidated financial statements were not materially misstated as a result of these errors, but the correction would be material to the current period consolidated statements of operations. As such, we revised our previously reported quarterly and annual consolidated financial statements for the periods since September 30, 2016. The historical periods presented in this Quarterly Report on Form 10-Q have been revised with corresponding adjustment to accumulated gains (losses) on the consolidated statements of assets and liabilities to correct for these errors.

The errors resulted in an overstatement of our deferred tax assets, net of allowance, on the consolidated statements of assets and liabilities and also affected the change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

These errors had no impact on our cash flows, as such, did not impact our consolidated statement of cash flow.

The following tables set forth the effect of the revisions on each of the individual effected line items in the consolidated financial statements:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Operations data:
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	$(2,463,723)	$(1,109,484)	$(3,573,207)	$(4,543,641)	$(2,957,133)	$(7,500,774)
Net increase in net assets resulting from operations	16,193,547	(1,109,484)	15,084,063	28,115,577	(2,957,133)	25,158,444
Net increase in net assets attributed to common equityholders	13,604,652	(1,109,484)	12,495,168	24,090,394	(2,957,133)	21,133,261
Common stock per share information - basic and diluted:
Net increase in net assets attributed to common members	0.30	(0.02)	0.28	0.56	$(0.07)	0.49

	Year Ended December 31, 2019
	As Previously Reported	Adjustments	As Revised
Consolidated Balance Sheet data:
Deferred tax assets, net of valuation allowance	$1,313,506	$(1,313,506)	$-
Total assets	509,472,588	(1,313,506)	508,159,082
Deferred tax liabilities	-	6,500,625	6,500,625
Total liabilities	86,020,997	6,500,625	92,521,622
Total common members’ equity	416,553,783	(7,814,131)	408,739,652
Total members’ equity (net assets)	423,451,591	(7,814,131)	415,637,460
Total liabilities and equity	$509,472,588	$(1,313,506)	$508,159,082

34

	Three Months Ended March 31, 2020
	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Operations data:
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	$(5,222,681)	$(1,084,537)	$(6,307,218)
Net increase in net assets resulting from operations	11,716,325	(1,084,537)	10,631,788
Net increase in net assets attributed to common equityholders	9,028,866	(1,084,537)	7,944,329
Common stock per share information – basic and diluted:
Net increase in net assets attributed to common equityholders	$0.18	$(0.02)	$0.16

	March 31, 2020
	As Previously Reported	Adjustments	As Revised
Consolidated Balance Sheet data:
Deferred tax liabilities	$677,311	$8,898,668	$9,575,979
Total liabilities	90,581,230	8,898,668	99,479,898
Total common equityholders’ equity	435,018,844	(8,898,668)	426,120,176
Total members’ equity (net assets)	443,480,111	(8,898,668)	434,581,443
Total liabilities and equity	$534,061,341	$-	$534,061,341

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Operations data:
Change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments	$(1,661,626)	$(1,793,506)	$(3,455,132)	$(6,884,307)	$(2,878,043)	$(9,762,350)
Net increase in net assets resulting from operations	13,077,727	(1,793,506)	11,284,221	24,794,052	(2,878,043)	21,916,009
Net increase in net assets attributed to common equityholders	$10,417,319	$(1,793,506)	$8,623,813	$19,446,185	$(2,878,043)	$16,568,142
Common stock per share information - basic and diluted:
Net increase in net assets attributed to common members	$0.21	$(0.04)	$0.17	$0.39	$(0.06)	$0.33

	June 30, 2020
	As Previously Reported	Adjustments	As Revised
Consolidated Balance Sheet data:
Deferred tax assets, net of allowance	$76,771	$(76,771)	$-
Total assets	569,194,388	(76,771)	569,117,617
Deferred tax liabilities	-	10,615,403	10,615,403
Total liabilities	91,700,003	10,615,403	102,315,406
Total common equityholders’ equity	468,551,826	(10,692,174)	457,859,652
Total members’ equity (net assets)	477,494,385	(10,692,174)	466,802,211
Total liabilities and equity	$569,194,388	$(76,771)	$569,117,617

Note 12. Subsequent Events

The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2020 (unaudited) other than those disclosed below.

Effective October 18, 2020, the company will begin privately offering Classes P-A, P-T and P-D shares.

With the authorization of the board of directors, the company has declared distributions on each outstanding Class P-T and P-D share. These distributions are calculated based on shareholders of record for each day in amounts equal to $0.00158282 per share of Class P-T and $0.00158282 per share of Class P-D for the period of November 1, 2020 through February 28, 2021.

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

Except as otherwise specified, references to “we,” “us,” “our,” or the “company,” refer to Greenbacker Renewable Energy Company LLC.

Forward Looking Statements

Various statements in this quarterly report, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income, and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, our advisor’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under “Risk Factors” and elsewhere in this report. All forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:

●	changes in the economy;

●	the ability to complete the renewable energy projects in which we invest;

●	our relationships with project developers, lawyers, investment and commercial banks, individual and institutional investors, consultants, diligence specialists, EPC companies, contractors, renewable energy technology manufacturers (such as panel manufacturers), solar insurance specialists, component manufacturers, software providers and other industry participants in the renewable energy, capital markets and project finance sectors;

●	fluctuations in supply, demand, prices and other conditions for electricity, other commodities and renewable energy certificates (“RECs”);

●	public response to and changes in the local, state and federal regulatory framework affecting renewable energy projects, including the potential expiration or extension of the production tax credit (“PTC”), investment tax credit (“ITC”) and the related U.S. Treasury grants and potential reductions in renewable portfolio standards (“RPS”) requirements;

●	competition from other energy developers;

●	the worldwide demand for electricity and the market for renewable energy;

●	the ability or inability of conventional fossil fuel-based generation technologies to meet the worldwide demand for electricity;

●	our competitive position and our expectation regarding key competitive factors;

●	risks associated with our hedging strategies;

●	potential environmental liabilities and the cost of compliance with applicable environmental laws and regulations, which may be material;

●	our electrical production projections (including assumptions of curtailment and facility availability) for our renewable energy projects;

●	our ability to operate our business efficiently, manage costs (including general and administrative expenses) effectively and generate cash flow;

●	availability of suitable renewable energy resources and other weather conditions that affect our electricity production;

●	the effects of litigation, including administrative and other proceedings or investigations relating to our renewable energy projects;

●	non-payment by customers and enforcement of certain contractual provisions;

●	risks associated with possible disruption in our operations or the economy generally due to terrorism, or natural disasters; and

●	future changes in laws or regulations and conditions in our operating areas.

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

Our business objective is to generate attractive risk-adjusted returns for our members, consisting of both current income and long-term capital appreciation, by acquiring, and financing the construction and/or operation of income-generating renewable energy, energy efficiency and sustainable development projects, primarily within North America. The size of our investments generally ranges between approximately $1 million and $100 million. We seek to maximize our risk-adjusted returns by: (1) capitalizing on market opportunities; (2) focusing on real assets that produce dependable cash flows; (3) efficiently utilizing government incentives where available; (4) employing creative deal structuring to optimize capital and ownership structures; (5) partnering with experienced financial, legal, engineering and other professional firms; (6) employing sound due diligence and risk mitigation processes; and (7) monitoring and managing our portfolio of assets on an ongoing basis. We may change our investment policies and strategies without prior notice or member approval.

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

Overall, GCM’s strategy of purchasing smaller renewable energy projects where there is less competition from the larger capital providers has enabled us to build a diversified portfolio of high quality, higher returning assets.  Having a portfolio of smaller projects is initially more expensive and time consuming to operate than having a smaller number of much larger projects, as all renewable energy projects have similar onboarding and acquisition costs irrespective of their size. However, at scale there are considerable efficiencies to be obtained on smaller projects through the streamlining of operations, buying insurance and other services in bulk and obtaining much better financing terms and these benefits are then available to be enjoyed over the whole of the economic life of the assets; which in most cases is 30 to 35 years. GCM views the downside of the additional upfront costs as well worth the investment to provide superior returns over the long term. The larger and more efficient the company becomes the more we create a sustainable competitive advantage in the marketplace.  There are other advantages of this strategy as well such as wide geographic diversity, which is very important when weather plays such an important part in the generation of our income, credit risk diversity, operational diversity, technology diversity and smoothing the seasonality to name just a few. Another key advantage is that we expect to see more of the investment opportunities in the future in smaller projects as the economy continues to embrace the concept of distributed energy and move away from the traditional centralized generation model.  As this trend continues, we expect to see more smaller transactions coming to market and far fewer large transactions.  In the year ending December 31, 2019 we executed 12 portfolio acquisition transactions, and four portfolio sales, bringing us to a total of 34 portfolios to date.  During the nine months ending September 30, 2020, we executed three additional portfolio acquisition transactions, and two portfolio sales, eight portfolio consolidations, and one portfolio disposal, bringing us to a net total of 27 portfolios. As our access to capital has increased, the average size of the investment has increased from 13.98 MW per portfolio in 2018 to 19.83 MW per portfolio in 2019, a 41.85% increase year over year. As of September 30, 2020, the average size of our investments has increased again to 27.26 MW per portfolio.

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

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the nine months ended September 30, 2020 and the year ended December 31, 2019.

	For the nine months ended September 30, 2020	For the year ended December 31, 2019
Investment grade:
Utility	64.2%	60.2%
Municipality	8.7	8.1
Corporation	0.7	0.2
Subtotal Investment Grade	73.6%	68.5%

Non-investment grade or no rating:**
Utility	16.6%	15.0%
Municipality	5.2	2.4
Residential*	-	12.4
Corporation	4.6	1.7
Subtotal non-investment grade or no rating	26.4%	31.5%
Total	100.0%	100.0%

*	Residential amounts include revenue from our Residential Portfolios prior to the sale on March 5, 2020.

**	As of September 30, 2020, there are no non-investment grade off-takers.

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

The table below sets forth the company’s investments in alternative energy generation portfolios as September 30, 2020.

	Acquisition Date	Industry	Location(s)	Form of Investment***	Cost**/ Principal Amount*	Assets	Generation Capacity in (MW)*
Pacifica Portfolio	Second quarter 2020 Third quarter 2020	Battery Storage	California	100% equity ownership	$8,685,904	Operating and to-be-constructed battery energy storage facilities	17.9
Eagle Valley Biomass Portfolio	Second quarter 2019	Biomass	Colorado	100% equity ownership	$22,336,352	Operating biomass facility	12.0
Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Commercial Solar	Ontario, Canada	100% equity ownership	$1,603,136	Rooftop mounted solar photovoltaic systems	0.6
Conic Portfolio	First quarter 2018, Second quarter 2018, Fourth quarter 2018	Commercial Solar	Colorado, North Carolina	Managing member, majority equity owner	$12,704,841	Commercial ground and roof mounted photovoltaic systems	37.0
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015, Second quarter 2018, First quarter 2019	Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership or Managing member, majority equity owner	$24,618,117	Commercial ground and roof mounted photovoltaic systems	14.9
Foresight Solar Portfolio	Fourth quarter 2017	Commercial Solar	California, Colorado	Managing member, majority equity owner	$15,390,000	Commercial ground and roof mounted photovoltaic systems	10.0
Golden Horizons Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	100% equity ownership	$9,290,000	Commercial ground and roof mounted photovoltaic systems	7.8
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015, Fourth quarter 2019	Commercial Solar	Vermont	100% equity ownership	$26,844,254	Commercial ground and roof mounted photovoltaic systems	13.1
Longleaf Solar Portfolio	Fourth quarter 2018	Commercial Solar	North Carolina	Managing member, majority equity owner	$23,105,319	Commercial ground and roof mounted photovoltaic systems	21.8
Magnolia Sun Portfolio	Third quarter 2015, Third quarter 2016	Commercial Solar	California, Massachusetts and Tennessee	100% equity ownership or Managing Member, Majority Equity Owner	$33,011,197	Commercial ground and roof mounted photovoltaic systems	18.5
Midway III Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	Managing member, majority equity owner	$11,525,465	Commercial ground and roof mounted photovoltaic systems	26.0
Six States Solar Portfolio	Fourth quarter 2015, Second quarter 2016, Third quarter 2017, Second quarter 2018	Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% equity ownership	$12,470,306	Ground and roof mounted solar systems	13.0
Sunny Mountain Portfolio	Third quarter 2014	Commercial Solar	Colorado	100% equity ownership	$888,081	Commercial and residential ground and roof mounted solar photovoltaic systems	0.8
Trillium Portfolio	Fourth quarter 2019	Commercial Solar	Arkansas, Colorado, Maryland, New Jersey, Vermont, Washington D.C	Managing member, majority equity owner	$117,549,336	Commercial ground and roof mounted solar photovoltaic systems	138.4
Greenbacker Wind Portfolio - California	Fourth quarter 2017	Wind	California	100% equity ownership	$9,500,000	Operating wind power facilities	6.0
Greenbacker Wind Portfolio - HoldCo	Second quarter 2017, Fourth quarter 2017, Second quarter 2019, Third quarter 2019	Wind	Idaho, Iowa, Minnesota, and Vermont	100% equity ownership	$73,920,267	Operating wind power facilities	131.3
Greenbacker Wind Portfolio - Massachusetts	Fourth quarter 2019	Wind	Massachusetts	Managing member, majority equity owner	$10,486,133	Operating wind power facilities	5.0
Greenbacker Wind Portfolio - Montana	Fourth quarter 2015, Fourth quarter 2016	Wind	Montana	Managing member, equity owner	$25,064,201	Operating wind power facilities	35.0
Citrine Portfolio	Fourth quarter 2019	Pre-Operational Assets	California, Massachusetts, and New Jersey	100% equity ownership	$3,189,290	Commercial ground and roof mounted photovoltaic systems	54.3
Greenbacker Wind Portfolio - Maine	First quarter 2020	Pre-Operational Assets	Maine	100% equity ownership	$6,075,587	Pre-operational wind power facilities	15.3
SE Solar 2019 Portfolio	Fourth quarter 2018	Pre-Operational Assets	North Carolina	100% equity ownership	$10,433,667	Commercial ground and roof mounted photovoltaic systems	14.4
Turquoise Solar Portfolio	Fourth quarter 2018	Pre-Operational Assets	Nevada	100% equity ownership	$24,431,513	Commercial ground and roof mounted photovoltaic systems	61.2
Other Portfolios	Third quarter 2018, Fourth quarter 2019	Pre-Operational Assets	California, Colorado, and North Carolina	100% equity ownership	$8,834,837	Commercial ground and roof mounted photovoltaic systems & Biomass facility	N/A
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency	Puerto Rico	Capital lease	$350,252	Energy efficiency LED lighting	N/A
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency	Pennsylvania	Secured loan	$428,640	Energy efficiency LED lighting	N/A
Encore Loan	Fourth quarter 2019	Secured Loan	Vermont	Secured loan	$7,574,330	Loan	N/A
Hudson Loan	Third quarter 2019	Secured Loan	New York	Secured loan	$9,945,275	Loan	N/A
New Market Loan	Fourth quarter 2019	Secured Loan	North Carolina	Secured loan	$5,007,350	Loan	N/A
SE Solar Loan	First quarter 2019	Secured Loan	North Carolina	Secured loan	$5,005,244	Loan	N/A
TUUSSO Loan	Fourth quarter 2019	Secured Loan	Washington	Secured loan	$4,217,046	Loan	N/A

*	Approximate.

**	Does not include assumed project level debt.

***	100% Equity ownership, majority equity owner (>50%), equity owner (<50%), Managing Member of the Limited Liability Company, secured loan, or a capital lease.

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

Pursuant to the now-terminated Registration Statement on Form S-1 (File No. 333-211571), we offered on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests. SC Distributors, LLC was the dealer manager for the primary offering. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 (File No. 333-231960) we are offering a maximum of $10,000,000 in shares to our existing shareholders pursuant to the Dividend Reinvestment Plan (the “DRP”). Shares of the company’s limited liability company interests issued pursuant to the DRP are initially being offered at the price equal to the then-current offering price per each class of shares.

After the finalization of the September 30, 2020 net asset value, the current offering price of the Class P-I shares is $9.02 per share.

As of September 30, 2020, and December 31, 2019, our advisor owned 23,601 shares.

As of September 30, 2020, we had received subscriptions for and issued 61,651,167 of our shares (including shares issued under the DRP) for gross proceeds of $567,749,073 (before dealer-manager fees of $4,307,374 and selling commissions of $14,190,829 for net proceeds of $549,250,870). As of December 31, 2019, we had received subscriptions for and issued 50,190,331 of our shares (including shares issued under the DRP) for gross proceeds of $465,384,994 (before dealer-manager fees of $4,307,374 and selling commissions of $14,190,829 for net proceeds of $446,886,791).

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

Current Competition in the Alternative Energy — Wind Marketplace

Growth in the Wind Project Market was strong in 2019 and continued in the middle of 2020. According to the American Wind Energy Association’s (AWEA) Wind Powers America Second Quarter 2020 Report, the U.S. wind industry installed 2,546 MW of new wind power capacity in the second quarter of 2020, the highest second quarter on record. Additionally, for the first half of 2020, additions totaled 4,367 MW, also marking the highest first half for installations. For the full year ended December 31, 2019, the industry commissioned 9,143 MW in wind power capacity which is an increase of 20.5% over the year ended December 31, 2018. According to the Energy Information Administration (the “EIA”), wind power has surpassed hydropower as the U.S. grid’s largest source of renewable electricity in 2019. As a result, we continue to see good investment opportunities in the Wind Project Market.

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

Since the outbreak of COVID-19 in the United States, the company has generally been able to conduct its business despite the turmoil in markets and the shuttering of many businesses across the country. We have and will continue to assess the current and future business risks related to COVID-19 as new information becomes available, including any potential performance risk of our counterparties. As of the date of the filing we are not aware of any material adverse impact to our financial results.

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

Dividend income is recorded when dividends are declared and determined that collection is probable. The timing and amount of dividend income is determined on at least a quarterly basis by GREC. This process includes an analysis at the individual project company level based on cash available from operations and working capital ratios needed for the project company daily operations. Dividend income from our privately held, equity investments are recognized when approved. Dividends received from the company’s private investments, which generally reflect net cash flow from operations, are declared, accrued and paid on a quarterly basis at a minimum. The proceeds related to the dividend receivable amount of $1,726,189 are presented on the Consolidated Statements of Assets and Liabilities as of September 30, 2020.

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

Offering Costs

Offering costs include all costs to be paid by the company in connection with the offering of its shares, including legal, accounting, printing, mailing and filing fees, transfer agent fees, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and costs in connection with administrative oversight of the offering and marketing process, and preparing supplemental sales materials, holding educational conferences, and attending retail seminars conducted by broker-dealers. When recognized by the company, offering costs will be recognized as a reduction of the proceeds from the offering.

Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker/dealers in the future in connection with the sale of shares, sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of these shares are recorded as a liability on date of sale and are amortized on a straight-line basis over the period beginning on the time of sale and ending on the earlier date of 1) then the maximum amount of sales commission and related compensation is reached under regulatory regulations or 2) the date which approximates an expected liquidity event for the company. As of September 30, 2020, and December 31, 2019, the company recorded a liability for deferred sales commissions in the amount of $170,155 and $56,483, respectively.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting”, which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this update is effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. As of September 30, 2020, we have not elected to apply the optional amendments and are currently evaluating the impact of the ASU and the effect on our consolidated financial statements.

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

Amendments to the Operating Agreement Related to Incentive Allocations

On August 25, 2020, certain amendments to the Operating Agreement to remove the provisions therein related to the Income Incentive Distribution and the Capital Gains Incentive Distribution, in each case allocable to the Special Unitholder under certain circumstances, and to replace them with provisions for a performance participation fee (the “Performance Participation Fee”) based on the periodic total return generated by the Company, payable under certain circumstances by the Company to the Special Unitholder, was approved by the Company’s shareholders and was applied retroactively on April 1, 2020 and for all periods thereafter. The Liquidation Incentive Distribution provisions in the Operating Agreement was correspondingly amended to reflect that the Liquidation Incentive Distribution will be calculated based on the difference between the Company’s net proceeds from a liquidation or listing of our shares (in either case, as calculated in accordance with the Operating Agreement) and the company’s aggregate NAV immediately prior to the time of such liquidation or listing.

Portfolio and Investment Activity

As of September 30, 2020, the company invested in numerous solar, wind, biomass, battery storage, and energy efficiency projects included in 27 investment portfolios, as well as six secured loans, as follows:

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

East to West Solar Portfolio

The company owns 11 operating solar power facilities comprising a total of 4.8 MW, located in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina (the “MP2” projects). These projects consist of ground and roof mounted solar systems (each, a “System”) located on municipal and commercial properties as follows:

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

Separately, the company owns two additional operating solar PV systems comprising a total of 2.1 MW, located in Gainesville, Florida (the “Gainesville Solar” facilities). Details of Gainesville Solar, which are included in the East to West Solar Portfolio, are as follows:

1.	MLH2 – The MLH2 System has a generation capacity of 1.0 MW and is located in Gainesville, Florida, on land owned by the company. The system sells power directly to the local utility, Gainesville Regional Utility, under a 20-year fixed rate PPA.

2.	MLH3 – The MLH3 System has a generation capacity of 1.1 MW and is located in Gainesville, Florida. The system sells power directly to the local utility, Gainesville Regional Utility, under a 20-year fixed rate PPA.

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

Foresight Solar Portfolio

The Foresight Solar Portfolio is a 10.0 MW portfolio of operating solar projects located in California and Colorado. The portfolio consists of six operating ground mount systems between 0.5 MW and 2.0 MW which have been operational since Q3 2013 through Q4 2014.

Golden Horizons Portfolio

The Golden Horizons Portfolio consists of two operating solar photovoltaic PV systems comprising 7.8 MW located in North Palm Springs, California. The projects were placed in service during 2011 and sell power to California utility through a 20-year PPA.

Green Maple Portfolio

The company originally acquired nine solar power facilities in various locations in the state of Vermont, totaling 7.4 MW (the “Green Maple Portfolio”). In Q4 2019, an additional asset, Brattleboro, comprising 5.7 MW was purchased. A brief summary of each project is as follows:

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

10.

Brattleboro – Additionally, the company purchased a 5.7 MW portfolio solar project (“Brattleboro”). Brattleboro has been operating since July 2018. The project is located in Brattleboro, Vermont. The project is contracted for 20 years through a PPA with Windham Solid Waste Management District.

Longleaf Portfolio

The company purchased and constructed a 21.8 MW portfolio of three solar projects (“Longleaf Portfolio”) located in Camden, Jamesville and Martin counties, North Carolina. All three facilities reached commercial operations during Q3 2019. The Longleaf Portfolio sells all power generated to an investment grade utility off-taker through a 15-year fixed price PPA.

Magnolia Sun Portfolio

1.	Powerhouse One — The company owns four solar facilities located in Tennessee, with a total generation capacity of 3.0 MW. The facilities consist of commercial grade, ground mounted solar systems located on leased property within a five-mile radius in Fayetteville, Tennessee. The systems sell power directly to two local utilities; Tennessee Valley Authority and Fayetteville Public Utilities under long term PPAs.

2.	CaMa Solar — The company owns two solar facilities in California, and one in Massachusetts, with a total generation capacity of 0.6 MW. The California systems sell power to municipal off-takers; Santa Cruz City Schools, and Petaluma City Schools of Sonoma County, under long-term PPAs. The Massachusetts systems sells power to the WGBH Educational Foundation, located in Boston, under a long-term PPA.

3.	SolaVerde — The company owns eleven solar facilities in Tennessee with a total capacity of 1.7 MW. Eight of the systems sell power directly to the local utility, Tennessee Valley Authority, under a long-term PPA. Three of the systems sell power to municipal off-takers.

4.	HESP — In the first quarter of 2020, the company purchased an operating solar portfolio that consists of 7 assets that are located across New York, New Jersey, and Washington D.C. The HESP portfolio totals 6.9 MW and originally achieved commercial operations between Q4 2017 and Q1 2018. The projects sell power to credit worthy municipalities, schools, and corporate off-takers.

5.	Rockville — Lastly, the company purchased the managing member interest for a 6.3 MW portfolio of two utility scale solar projects (“Rockville Portfolio”). The Rockville Portfolio projects have been operating since 2014. The projects consist of 3.1 MW site ground-mounted project and a 3.2 MW roof-mounted project, both located in Indianapolis, Indiana. The projects are contracted for 15 years through PPAs with Indianapolis Power & Light.

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

The owned Six States Solar Portfolio consists of 4.6 MW of ground and roof mounted solar units located on municipal and commercial properties generally described as follows:

1.	The Town of Newington — Newington Public Schools - Newington Public Schools (“Newington”). The Newington system has generation capacity of 0.2 MW and is located in the Town of Newington, Connecticut. The system sells power to the Town of Newington, which encompasses seven schools that serve approximately 4,200 students from kindergarten through 12th grade, which are accredited by the New England Association of Schools & Colleges.

2.	Regional School Department — Northwestern Regional School District #7 — Northwestern Regional School District (“Northwestern”). The Northwestern system has generation capacity of 0.4 MW and is located in Winsted, Connecticut. The system sells power to the Northwestern Regional School District which serves the total Regional Community with emphasis on middle school and high school students.

3.	City of Winters — The City of Winters (“Winters”). The Winters system has generation capacity of 0.3 MW and is located in Winters, California. The system sells power to the City of Winters which is part of the Sacramento-Arden-Arcade-Yuba City, California-Nevada region.

4.	Adams State College — Adams State College (“Adams”). The Adams system has generation capacity of 0.3 MW and is located in Alamosa, Colorado. The system sells power to Adams State College, a state-supported liberal arts university established in 1921. Additionally, RECs are sold to the local utility, Xcel Energy

5.	Sacramento County Water Agency — Sacramento County Water Agency (“SCWA”). The SCWA system has generation capacity of 0.9 MW and is located in Sacramento, California. The system sells power to the Sacramento County Waste Authority (“SCWA”) which was established in 1952 with the passage of the Sacramento County Water Agency Act and a commitment to providing safe and reliable drinking water to over 55,000 homes and businesses. Additionally, performance-based incentives are sold to the Sacramento Municipality Utility District (“SMUD”).

6.	Tanque Verde School District — Tanque Verde School District (“TVSD”). The TVSD system is comprised of four systems located in Tucson, Arizona with a total generation capacity of 1.2 MW. The systems sell power to the TVSD, which encompasses four schools. Additionally, RECs are sold to the local utility, Tuscan Electric Power.

7.	Northern Indiana Public Service Company — Northern Indiana Public Service Company (“NIPSCO”). The NIPSCO system comprised of three systems located in Goshen, Milford, and Topeka, Indiana with a total generation capacity of 1.3 MW. The systems sell power to NIPSCO, Indiana’s largest natural gas distributor and second-largest distributor of electricity serving more than one million customers.

The leased Six States Solar Portfolio consists of approximately 8.4 MW of ground and roof mounted solar units located on municipal and commercial properties generally described as follows:

1.	South Adams County Water and Sanitation District — The South Adams County Water and Sanitation District (“South Adams”). The South Adams system has generation capacity of 0.2 MW and is located in Commerce City, Colorado. The system sells power under a long-term PPA to the South Adams County Water and Sanitation District, formed in 1953 under the State of Colorado Special District provisions to serve nearly 50,000 customers. Additionally, RECs are sold to the local utility, Xcel Energy.

2.	Floyd Road Solar Portfolio — The Floyd Road Solar Portfolio (“Floyd Road”) – The Floyd Road system has generation capacity of 6.7 MW and is located in Gaston, North Carolina. The system sells power directly to the local utility, Dominion Energy, under a 15-year PPA. Additionally, RECs are sold to a third-party. The system achieved commercial operation in the second quarter of 2017. On July 14, 2017, the company sold Floyd Road for approximately $11,400,000 and leased the facility back for a period of 24 years. De Lage Landen Financial Services was the sale/leaseback entity.

3.	Denver Public Schools — Denver Public Schools (“DPS”). The DPS system is comprised of 13 systems located in Denver, Colorado with a total generation capacity of 1.5 MW. The systems sell power to DPS, which encompasses 185 schools that serve 90,150 students. Additionally, RECs are sold to the local utility, Xcel Energy.

Sunny Mountain Portfolio

The residential portion of the Sunny Mountain portfolio is comprised of twelve systems located across eight towns in Colorado with a total generation capacity of 0.1 MW while the commercial portion of the portfolio is comprised of nine systems located in Boulder and Broomfield, Colorado with a total generation capacity of 0.7 MW. The systems sell power to various commercial and municipal off-takers under long-term PPAs.

Trillium Portfolio

The Trillium portfolio consists primarily of operating and to-be-constructed commercial solar projects.

1.	In Q1 2020 the company included within the Trillium Portfolio, 10 operating solar projects, totaling 23.0 MW; seven of these assets were moved from the Citrine Portfolio. The projects are located across Arkansas, Colorado, Maryland, New Jersey, Vermont, and Washington D.C. The projects will sell their generated electricity to a variety of municipal, commercial, and utility grade off-takers through PPA contracts that range 15-28 years. All projects were operational as of Q2 2020.

2.	In Q2 2020 a 3.8 MW commercial solar asset was added to the Trillium Portfolio. This project, Mid-River is located in Northampton County, Pennsylvania. It reached COD in Q3 2020 and has a 21-year PPA with an investment-grade off-taker.

3.	In Q2 2020 an additional 19 assets comprising 68.9 MW of to-be-constructed commercial solar assets were added to Trillium; nine of these assets were moved from the Citrine Portfolio. The projects are located across nine states, California, Colorado, Maryland, Massachusetts, Michigan, North Carolina, New Jersey, Oregon, and Vermont. They were all set to achieve commercial operations in Q3 2020 and Q4 2020 and have secured PPA agreements ranging 13-25 years.

4.	In Q3 2020 an additional nine assets comprising 41.5 MW of pre-operating and operational commercial solar assets and 1.2 MW of battery storage assets were added to the Trillium Portfolio, eight from the Citrine Portfolio and one from the Colorado CES Portfolio These projects are located across California, Colorado, and Vermont. They have secured PPA contracts that range from 20-25 years. The assets are expected to achieve commercial operations throughout Q3 2020 to Q1 2021.

As of September 30, 2020, the company moved a total of 12 additional assets into the Trillium Portfolio, eight from the Citrine Portfolio and four from the Opal Portfolio. The assets have signed MIPAs but have not yet closed. Eleven of these assets are valued using the income approach to fair value, and one is valued using the cost approach to fair value.

With the inclusion of owned and leased assets, the company owns and/or operates approximately 138.4 MW of commercial solar power facilities throughout the United States as of September 30, 2020.

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

1.	Wind – Idaho- The company acquired this 10.5 MW project located in Hagerman, Idaho, which sells power directly to the local public utility, Idaho Power Company, under a 20-year escalating PPA. Additionally, RECs are sold to a third party under a fixed-rate contract. The facility originally commenced operations in the third quarter of 2005, and it has been operated continuously since that date.

2.	Wind – Vermont. This 10.0 MW project was purchased in December 2017, and is located in Mendon, Vermont that sells power directly to the City of Burlington Electric Department under a 25-year escalating rate PPA. The project consists of four 2.5 MW Goldwind turbines. The project was originally placed in service in the fourth quarter of 2012.

3.	Wind – Iowa. In Q1 2020, the company acquired an interest in two operating wind projects, Elk and Hawkeye. Elk is a 42.5 MW operating wind farm located in Delaware County, Iowa, and Hawkeye is a 37.5 MW operating wind farm located in Fayette County, Iowa. Elk and Hawkeye reached their COD in 2011 and 2012, respectively, and originally secured 20 and 25-year busbar PPA with an investment-grade utility. This acquisition has received regulatory approval in December 2019 and closed in January of 2020.

4.	Wind – Minnesota. In August 2019, the company acquired an interest in Community Wind South, a 30.8 MW operating wind farm located in Nobles County, Minnesota (“CWS”). The project reached Commercial Operations (“COD”) in December 2012 and has 20-year busbar power and REC contracts with Northern States Power (A2/A-), a wholly owned subsidiary of Xcel Energy.

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

Greenbacker Wind — Montana Portfolio

The Fairfield Wind Project is a 10.0 MW facility located in Teton County, Montana. The project sells power to NorthWestern Energy under a 20-year fixed-rate PPA. Additionally, RECs are sold to NorthWestern Energy under an escalating capped fixed-rate contract. The facility originally commenced operations in the second quarter of 2014.

The Greenfield Wind Project is a 25.0 MW facility located in Teton County, Montana. The project sells power to NorthWestern Energy under a 25-year fixed-rate PPA, which includes the sale of RECs. The facility originally commenced operation in the fourth quarter of 2016.

The company currently operates approximately 177.3 MW of operating wind power facilities throughout the United States.

EVCE Biomass Portfolio

The EVCE Biomass Portfolio is currently comprised of an operating 12.0 MW biomass facility located in Gypsum, Colorado.

The company currently operates approximately 12.0 MW of biomass generation: an operating biomass facility in Colorado.

Pacifica Portfolio

The original Pacifica Portfolio was a 7.9 MW portfolio, comprised of 16 operating, and to-be-constructed battery energy storage facilities located in California. The original 16 assets were acquired in Q2 2020.

In Q3 2020 an additional 20 projects also located in California were acquired, comprising an additional 10.0 MW of battery storage assets. The facilities are contracted to sell power to commercial offtakers for a 10-year term. This transaction resulted in contingent consideration recorded of $2,308,871 as of September 30, 2020, in payable for investments purchased on the Consolidated Statements of Assets and Liabilities and investments in controlled/affiliated portfolios, at fair value on the Consolidated Statements of Assets and Liabilities.

The company currently owns approximately 17.9 MW of battery storage assets throughout the United States.

Citrine Portfolio

The Citrine Portfolio consists of costs associated with approximately 54.3 MW to-be-constructed solar projects located in California and New York. The projects are expected to be placed in service throughout 2021. As of September 30, 2020, 32 projects were moved from Citrine to Trillium as these investments transitioned valuation methodology from the cost approach to the income approach to fair value. For further detail on these assets, please refer to the Trillium Portfolio breakdown above.

SE Solar 2019 Portfolio

SE Solar 2019 Portfolio is comprised of 14.4 MW of solar projects located in North Carolina. The Portfolio is expected to reach commercial operations in late 2020.

Turquoise Solar Portfolio

The company purchased Turquoise Nevada LLC (“Turquoise Solar”), a to-be-constructed 61.2 MW solar project located in Washoe County, Nevada. Turquoise Solar started construction during 2019 and is set to achieve commercial operations in Q4 2020. Once operational, Turquoise Nevada will sell 100% of generated electricity through a 25-year fixed-price PPA with a large regulated utility.

  Greenbacker Wind Portfolio - Maine

In March 2020, the company purchased a 15.3 MW to-be-constructed wind farm located in Roxbury, Maine. The project began construction in 2020 and is expected to reach commercial operations in Q3 2021.The project will sell power under a 20-year PPA with four investment grade, local municipal light departments.

The company has under contract approximately 145.2 MW of pre-operational assets related to future commercial solar and wind power facilities throughout the United States that are expected to become operational in 2020 and beyond.

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

Encore Loan

In October 2019, the company entered into a short-term secured loan agreement with Encore Equipment, LLC. The loan bears an interest rate of 10% and matures on February 28, 2021.

Hudson Loan

In June 2019, the company entered into a short-term secured loan agreement with Hecate Energy New York Holdings LLC. The loan bears an interest rate of 8% and matures on January 31, 2021.

New Market Loan

In October 2019, the company entered into a short-term secured loan agreement with New Market Solar, LLC. The loan bears an interest rate of 9% and matures on January 31, 2021.

TUUSSO Loan

In November 2019, the company entered into a short-term secured loan agreement with TUUSSO Energy, LLC. The loan bears an interest rate of 8% and matures on April 30, 2021.

Portfolio Disposals

The following portfolios were sold during the nine months ended September 30, 2020:

Residential Portfolios

On March 5, 2020, the company closed a transaction to sell the entirety of its investments in the Greenbacker Residential Solar Portfolio and the Greenbacker Residential Solar Portfolio II (collectively the “Residential Portfolios”). The Residential Portfolios comprised 3,668 individual residential sites which were accumulated through a series of transactions from October 2016 to July 2017. The purchase price consideration for this transaction was $43,048,326 which resulted in a gain of $8,283,326 as it relates to the sale. The realized gain (loss) of $(157,084) and $8,126,241 was recorded for the three and nine months ending September 30, 2020, respectively, in net realized (loss)/gain on investments on the Consolidated Statements of Operations. The transaction resulted in a receivable of nil as of September 30, 2020.

East to West Portfolio Assets

On January 10, 2020, the company closed a transaction to sell three assets North Carolina I, North Carolina II, and South Robeson, all included within the East to West Portfolio. The portfolio consisted of systems that comprised 11.35 MW of commercial solar photovoltaic systems. The purchase price consideration for this transaction was $11,084,803, which resulted in a realized loss of $1,574,616 as it relates to the sale. The realized loss of nil and $1,574,616 was recorded for the three and nine months ending September 30, 2020, respectively, in net realized (loss)/gain on investments on the Consolidated Statements of Operations.

The following portfolios were sold during the year ended December 31, 2019:

Raleigh Portfolio

On December 24, 2019, the company entered into an agreement to sell 100% of the equity interests in Holocene Renewable Energy Fund 3, LLC. (“Raleigh Portfolio”). The Raleigh Portfolio was comprised of 26 MW of commercial ground and roof mounted solar photovoltaic systems located in North Carolina. The purchase price consideration for this transaction was $24,200,000 plus working capital, which resulted in a gain of $3,544,782 as it relates to the sale. During 2020, the company finalized the working capital adjustment for the sale and it resulted in a realized loss of nil and $398,151 for the three and nine months ending September 30, 2020, respectively, recorded in net realized (loss)/gain on investments on the Consolidated Statements of Operations. This transaction resulted in a receivable recorded of nil and $11,780,854 as of September 30, 2020 and December 31, 2019, respectively, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities.

Enfinity Colorado DHA Portfolio

On October 18, 2019, the company entered into an agreement to sell 100% of the equity of Enfinity Colorado DHA 1, LLC which was comprised of 666 residential rooftop solar systems, totaling 2.5 MW located in and around Denver, Colorado. The purchase price consideration for this transaction was $6,972,240 plus working capital. The transaction resulted in a gain of $606,580 recorded in the Consolidated Statement of Operations. During 2020, the company finalized the working capital adjustment for the sale and it resulted in a realized loss of nil and $76,797 for the three and nine months ending September 30, 2020, recorded in net realized (loss)/gain on investments on the Consolidated Statements of Operations.

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

The transaction resulted in a realized gain of $7,636,438 of which, nil, and $141,974 was recorded in the three and nine months ending September 30, 2020. GROZ paid an initial amount of $1,500,000 at closing with an additional $8,184,393 was paid by GROZ as of December 31, 2019. The transaction resulted in a receivable recorded of nil and $7,491,161 as of September 30, 2020 and December 31, 2019, respectively, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2020, the remaining balance was paid by GROZ.

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

The transaction resulted in a realized gain of $762,391 of which, nil and $(32,576) was recorded in the three and nine months ending September 30, 2020 respectively, in net realized (loss)/gain on investments on the Consolidated Statements of Operations. As of December 31, 2019, a total of $2,531,000 was paid by GROZ. The transaction resulted in a receivable recorded of nil and $2,741,476 as of September 30, 2020 and December 31, 2019, respectively, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2020, the remaining balance was paid by GROZ.

Investment Summary

The following table presents the gross purchases of the gross funding of additional capital for new or existing investments for the nine months ended September 30, 2020 and September 30, 2019:

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Battery Storage
Pacifica Portfolio	$8,575,524	$-
Biomass
Eagle Valley Biomass Portfolio	1,380,896	20,773,245
Commercial Solar
Conic Portfolio	992,217	14,740,000
East to West Solar Portfolio	6,980,815	2,050,000
Foresight Solar Portfolio	1,655,500	590,000
Green Maple Portfolio	838,269	90,000
Longleaf Portfolio	40,000	56,589,297
Magnolia Sun Portfolio	14,049,046	-
Midway III Solar Portfolio	1,010,071	535,000
Raleigh Portfolio	-	150,000
Six States Solar Portfolio	287,000	500,000
Trillium Portfolio	62,675,093	-
Residential Solar
Enfinity Colorado DHA Portfolio	-	505,000
Greenbacker Residential Solar Portfolio	13,000	-
Greenbacker Residential Solar Portfolio II	265,000	25,000
Wind
Greenbacker Wind Portfolio - California	50,000	-
Greenbacker Wind Portfolio - HoldCo	30,044,050	-
Greenbacker Wind Portfolio - Iowa	-	5,440,000
Greenbacker Wind Portfolio - Massachusetts	550,415	10,250,000
Greenbacker Wind Portfolio - Minnesota	-	29,000,000
Greenbacker Wind Portfolio - Montana	1,067,217	777,000
Pre-Operational Assets
Citrine Portfolio	30,839,687	-
Colorado CES Portfolio	5,298,673	2,782,246
Electric City Portfolio	7,150,812	-
Greenbacker Wind Portfolio - Maine	5,829,080	-
Omni Portfolio	6,622,528	12,430,700
Oregon Sun Portfolio	3,346,465	3,091,407
Phoenix Solar Portfolio	2,774,443	16,744,932
SE Solar Portfolio	9,913,695	3,000,000
Turquoise Solar Portfolio	3,620,822	16,162,631
Other Investments
Other Portfolios	10,962,150	4,370,666
Secured Loans
Encore Loan	2,573,651	-
Hudson Loan	464,149	2,228,179
New Market Loan	7,350	-
SE Solar Loan	4,000,000	5,000,000
TUUSSO Loan	1,595,163	-
	$225,472,781	$207,825,303

For the nine months ending September 30, 2020, we executed an additional three acquisition transactions, and two portfolio sales, eight portfolio consolidations, and one portfolio disposal, bringing us to a net total of 27 portfolios. As our access to capital has increased, the average size of the investment has increased from 13.98 MW per portfolio in 2018 to 19.83 MW per portfolio in 2019, a 41.85% increase year over year. As of September 30, 2020, the average size of our investment has increased again to 27.26 MW per portfolio.

For the year ended December 31, 2019, we made an additional 12 portfolio company investments, and four portfolio sales, causing a net increase of our total portfolio investments to 34.  In addition to the new portfolios purchased, throughout the year we also added four additional tax equity partnerships that collectively own 12 projects, as of December 31, 2019. As a result of these investments our total gross assets purchased reached $353,585,860, an increase year-over-year of 160% over 2018. Additionally, as our capital resources have increased, the average size of the investment has increased from 13.98 MW per portfolio in 2018 to 19.83 MW per portfolio in 2019, a 41.85% increase year-over-year.

The composition of the company’s investments as of September 30, 2020, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage
Pacifica Portfolio	$8,685,904	$8,685,904	1.5%
Subtotal	$8,685,904	$8,685,904	1.5%
Biomass
Eagle Valley Biomass Portfolio	$22,336,352	$22,336,352	3.8%
Subtotal	$22,336,352	$22,336,352	3.8%
Commercial Solar:
Canadian Northern Lights Portfolio	$1,603,136	$1,598,127	0.3%
Conic Portfolio	12,704,841	15,941,621	2.7
East to West Solar Portfolio	24,618,117	22,407,183	3.8
Foresight Solar Portfolio	15,390,000	21,551,738	3.6
Golden Horizons Solar Portfolio	9,290,000	17,374,205	2.9
Green Maple Portfolio	26,844,254	26,697,418	4.5
Longleaf Solar Portfolio	23,105,319	24,488,155	4.1
Magnolia Sun Portfolio	33,011,197	36,577,895	6.2
Midway III Solar Portfolio	11,525,465	13,133,551	2.2
Six States Solar Portfolio	12,470,306	12,840,051	2.2
Sunny Mountain Portfolio	888,081	742,853	0.1
Trillium Portfolio	117,549,336	150,668,216	25.4
Subtotal	$289,000,052	$344,021,013	58.0%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$9,039,954	1.5%
Greenbacker Wind Portfolio - HoldCo	73,920,267	78,011,040	13.0
Greenbacker Wind Portfolio - Massachusetts	10,486,133	11,861,232	2.0
Greenbacker Wind Portfolio - Montana	25,064,201	25,790,576	4.3
Subtotal	$118,970,601	$124,702,802	20.8%
Pre-Operational Assets:
Citrine Portfolio	$3,189,290	$3,189,290	0.5%
Greenbacker Wind Portfolio - Maine	6,075,587	15,976,531	2.7
SE Solar 2019 Portfolio	10,433,667	10,433,667	1.8
Turquoise Solar Portfolio	24,431,513	24,431,513	4.0
Subtotal	$44,130,057	$54,031,001	9.0%
Other Investments:
Other Portfolios	$8,834,837	$8,292,962	1.4%
Subtotal	$8,834,837	$8,292,962	1.4%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$350,252	$352,309	0.1%
Renew AEC One, LLC	428,640	428,640	0.1
Subtotal	$778,892	$780,949	0.2%
Secured Loans:
Encore Loan	$7,574,330	$7,574,330	1.3%
Hudson Loan	9,945,275	9,945,275	1.7
New Market Loan	5,007,350	5,007,350	0.8
SE Solar Loan	5,005,244	5,005,244	0.8
TUUSSO Loan	4,217,046	4,217,046	0.7
Subtotal	$31,749,245	$31,749,245	5.3%
Total	$524,485,940	$594,600,228	100.0%

The composition of the company’s investments as of December 31, 2019, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass:
Eagle Valley Biomass Portfolio	21,425,600	21,425,600	4.5%
Subtotal	$21,425,600	$21,425,600	4.5%
Commercial Solar:
Conic Portfolio	$12,077,823	$17,828,206	3.8%
East to West Solar Portfolio	39,109,190	41,214,191	8.7
Foresight Solar Portfolio	13,790,000	14,965,339	3.1
Golden Horizons Solar Portfolio	9,290,000	15,132,017	3.2
Green Maple Portfolio	26,561,596	27,268,058	5.7
Longleaf Portfolio	22,797,404	24,605,536	5.2
Magnolia Sun Portfolio	10,775,000	6,460,457	1.4
Midway III Solar Portfolio	10,575,394	11,475,652	2.4
Six States Solar Portfolio	12,655,306	12,799,005	2.6
Sunny Mountain Portfolio	884,578	743,768	0.2
Subtotal	$158,516,291	$172,492,229	36.3%
Residential Solar:
Canadian Northern Lights Portfolio	$1,603,136	$1,611,955	0.3%
Greenbacker Residential Solar Portfolio	28,100,000	32,540,979	6.9
Greenbacker Residential Solar Portfolio II	6,400,000	13,279,521	2.8
Subtotal	$36,103,136	$47,432,455	10.0%
Wind:
Greenbacker Wind Portfolio - California	$9,500,000	$8,777,056	1.8%
Greenbacker Wind Portfolio - HoldCo	25,753,111	35,089,021	7.4
Greenbacker Wind Portfolio - Iowa	20,440,000	20,440,000	4.3
Greenbacker Wind Portfolio - Massachusetts	10,169,079	10,902,726	2.3
Greenbacker Wind Portfolio - Montana	24,756,684	26,451,773	5.6
Subtotal	$90,618,874	$101,660,576	21.4%
Pre-Operational Assets:
Citrine Solar Portfolio	$3,411,249	$3,411,249	0.7%
Colorado CES Portfolio	4,517,354	4,517,354	1.0
Electric City Portfolio	4,208,484	4,208,484	0.9
Omni DG Portfolio	17,900,298	17,900,298	3.8
Opal Portfolio	344,949	344,949	0.1
Oregon Sun Portfolio	5,404,787	5,404,787	1.1
Phoenix Solar Portfolio	4,051,138	4,051,138	0.8
SE Solar 2019 Portfolio	5,000,000	5,000,000	1.1
Trillium Portfolio	24,277,396	24,277,396	5.0
Turquoise Solar Portfolio	26,602,532	26,602,532	5.6
Subtotal	$95,718,187	$95,718,187	20.1%
Other Investments:
Other Portfolios	$12,656,710	$12,473,975	2.6%
Subtotal	$12,656,710	$12,473,975	2.6%
Energy Efficiency:
GREC Energy Efficiency Portfolio	$388,044	$390,019	0.1%
Renew AEC One, LLC	479,140	479,140	0.1
Subtotal	$867,184	$869,159	0.2%
Secured Loans
Encore Loan	$5,000,680	$5,000,680	1.1%
Hudson Loan	9,481,127	9,481,127	2.0
New Market Loan	5,000,000	5,000,000	1.1
SE Solar Loan	1,000,000	1,000,000	0.2
TUUSSO Loan	2,621,883	2,621,883	0.5
Subtotal	$23,103,690	$23,103,690	4.9%
Total	$439,009,672	$475,175,871	100.0%

Results of Operations

A discussion of the results of operations for the three and nine months ended September 30, 2020 and three and nine months ended September 30, 2019 are as follows:

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

The timing and amount of dividend income to be distributed to the company is determined on at least a quarterly basis by the company. This process includes an analysis at the individual project entity level of the cash available from operations and necessary working capital needed for the proper daily operations of the project. As a general rule, the dividend income from our equity investments is recognized as income only when it is received by the company whereas the undistributed income is retained within the project entities (i.e., included in working capital of the project company) and is added to the carrying value of those investments on the balance sheet. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three and nine months ended September 30, 2020 totaled $4,520,199 and $14,599,327, respectively, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $703,437 and $2,133,727, respectively. Dividend income for the three and nine months ended September 30, 2019 totaled $5,556,784 and $11,720,352, respectively, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $388,860 and $844,331, respectively.

The decrease in dividend income from the three months ended September 30, 2019 to the three months ended September 30, 2020 was primarily attributable to increases in overhead costs and the timing of collecting receivables that hindered the amount of cash the underlying equity investments were able to distribute. The increase in dividend income from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 was primarily attributable to the acquisition of operating assets and completion of construction assets through the end of 2019 and 2020 as well as, the increased production in YTD for Q3 2020 compared to Q3 2019.

The increase in the interest income for the three and nine months ended September 30, 2020 versus the three and nine months ended September 30, 2019 was primarily attributed to the increase in the balances of our interest-bearing loans to unaffiliated entities.

During 2020, our investments increased from $475.1 million as of December 31, 2019 to $594.6 million as of September 30, 2020, or a 25.13% increase. As of September 30, 2020, and December 31, 2019, we had approximately $134,639,978 and $128,632,161 in pre-operational and non-earning assets, which amounted to 14.04% and 19.08% of our gross investment amounts, respectively. We expect that the majority, but not all, of the assets that are currently pre-operational and non-earning to become revenue generating throughout the remainder of 2020 and into 2021 but we also expect to continue to make new investments in projects prior to the commencement of construction. As noted above, the strategy of investing in projects prior to the commencement of construction resulted in an increase in costs with no immediate increase in dividend income from those projects. However, during the year ended December 31, 2019 we were able to transition 17 projects, comprising four portfolios, from the construction phase to the commencement of operations. Managing projects through the construction phase to commercial operation date during the year ended December 31, 2019 has delivered both realized and unrealized gains of $8,289,121, and $5,216,936, respectively, which are now all incorporated in the current net asset value of the company.

Balance	9/30/2020	12/31/2019	12/31/2018
Investments in controlled/affiliated and non-controlled/non-affiliated portfolios at fair value	$594,600,228	$475,175,871	$307,176,115
Notes payable balances of the company and its’ operating entities	$418,040,395	$261,850,711	$92,631,639
Cash, cash equivalents and restricted cash	$19,556,657	$9,066,091	$39,122,635
Less: Notes payable balance of the company	$(73,248,007)	$(71,990,467)	$(30,665,460)

Gross Investment Amount	$958,949,273	$674,102,206	$408,264,929

Additional Metrics
Pre-operational and Non-earning Assets	$134,639,978	$128,632,161	$51,632,387
Pre-operational and Non-earning Assets as a % of Gross Investment Amount	14.04%	19.08%	12.65%

Expenses. For the three and nine months ended September 30, 2020, the company incurred $7,209,107 and $15,928,680 in operating expenses, respectively, including the management fees earned by the advisor. For the three and nine months ended September 30, 2019, the company incurred $3,920,695 and $10,240,672 in operating expenses, respectively, including the management fees earned by the advisor.

For the three and nine months ended September 30, 2020, the advisor earned $2,497,596 and $7,348,380, respectively, in management fees due to the increase in total assets. The consolidated financial statements reflect a $4,193,559 decrease and $(1,154,308) increase, respectively, in incentive allocation for the three and nine months ended September 30, 2020 based primarily upon net unrealized appreciation. The decrease in incentive allocation for the three months ended September 30, 2020 was a result of the termination of the previous incentive fee methodology and adoption of the new performance participation fee, as previously discussed in Note 2 – Capital Gains Incentive Allocation and Distribution. For the three and nine months ended September 30, 2019, the advisor earned $2,228,976 and $6,086,107, respectively, in management fees due to the increase in total assets. The consolidated financial statements reflect a $2,588,895 and $4,025,183 increase, respectively, in incentive allocation for the three and nine months ended September 30, 2019 based primarily upon net unrealized appreciation. The consolidated financial statements reflect a $59,210 decrease and $899,624 increase in incentive allocation for the three and nine months ended September 30, 2019 based primarily upon net unrealized appreciation (depreciation).

Lastly, for the three and nine months ended September 30, 2020, the company generated a tax (benefit) expense from operations in the amount of $(2,835,220) and $(8,482,792), respectively. For the three and nine months ended September 30, 2019, the company generated a tax (benefit) expense from operations in the amount of $(48,360) and $(553,652), respectively. The deferred tax expense is mainly derived from net operating losses incurred and investment tax credit carryforwards related to the company’s investments which, unlike for financial statement purposes under GAAP, are consolidated for tax purposes offset by unrealized tax basis gains on the company’s investments.

For the three and nine months ended September 30, 2020, the net investment income (loss) was $1,125,749 and $9,287,166, respectively, or $0.02 and $0.18, respectively, per share. For the three and nine months ended September 30, 2019, the net investment income (loss) was $ 2,067,331 and $2,689,697, respectively, or $0.05 and $0.06, respectively, per share.

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

For the three and nine months ended September 30, 2020, we recognized $(157,084) and $6,186,076, respectively, of realized gain (loss) on the sale of investment related to the sale of Greenbacker Residential Solar Portfolio I, Greenbacker Residential Solar Portfolio II, Sol Phoenix, Fremont and East to West Portfolio Assets, a net change in unrealized appreciation of $10,851,169 and $27,800,762, respectively, was recorded of which $10,197,526 and $33,921,156 of unrealized appreciation, respectively, related to the change in value of investments and $27,988 and $26,933 of unrealized appreciation, respectively, related to the change in value based upon changes in foreign currency exchange rates and $625,645 and $(6,147,327) of unrealized appreciation (depreciation), respectively, related to the change in value of swap contracts.

For the three and nine months ended September 30, 2019, we recognized $6,683,326 realized gain on the sale of an investment, a net change in unrealized appreciation of $9,906,613 and $23,286,195, respectively, was recorded of which $11,903,224 and $30,010,301 of unrealized appreciation, respectively, related to the change in value of investments and $(15,767) and $42,054 of unrealized appreciation (depreciation), respectively, related to the change in value based upon changes in foreign currency exchange rates and $(1,980,844) and $(6,766,160) of unrealized (depreciation), respectively, related to the change in value of swap contracts.

Changes in Net Assets from Operations. For the three and nine months ended September 30, 2020, we recorded a net increase in net assets resulting from operations of $14,906,327 and $36,822,334, respectively. For the three and nine months ended September 30, 2019, we recorded a net increase in net assets resulting from operations of $15,084,063 and $25,158,444, respectively. The increase in net assets primarily relates to our net investment income earned during the year and unrealized appreciation related to the change in value of investments.

Dividend Coverage Ratio and Realized Gains

An analysis of the effect of realized gains on the company’s dividend coverage ratio is as follows:

	(in 000’s)
Description	9/30/20	2019	2018	2017	2016	2015
Net Investment Income before taxes	$804.73	$4,213.80	$9,681.31	$7,459.04	$3,749.56	$216.54
Shareholder Distributions (total including DRP)	$22,423.20	$25,884.10	$17,738.13	$11,403.61	$6,717.87	$1,990.14
Dividend Coverage Ratio (net investment income/total distributions)	3.59%	16.28%	54.58%	65.41%	55.81%	10.88%
Realized Gains	$6,186.08	$12,915.74	$-	$694.00	$-	$-
Gross Dividend Coverage Ratio (Net Investment Income and Realized Gains/Total Shareholder Distributions)	31.18%	66.18%	54.58%	71.49%	55.81%	10.88%

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

Investing in Asset Classifications other than Operating Assets

We believe that the hallmark of a good investment strategy is the ability to take advantage of new opportunities and adjust to changing market conditions. Towards the end of 2017, our investment advisor began to observe an increase in the opportunities to participate in projects that were largely similar to our operating assets in terms of the long-term risks, but which promised additional returns if we could manage some additional risks in the early stages of the investment lifecycle. As a result, we determined that we should expand our investment capabilities to include four basic investment categories:

1.	Operating Assets – As a continuation of our initial strategy, the company will continue to invest in solar, wind and other alternative energy assets that are already in commercial operation and generating investment returns through the sale of contracted electricity and environmental attributes.

2.	Commercial Operation Date (“COD”) – The company will also purchase assets that have been constructed by developers but have not been placed in service. Functionally these assets are generally ready to generate electricity and have reached a milestone known as the COD While we have determined that a modest investment premium could be obtained by investing at COD, most importantly the term of the contracted cashflows is maximized through this strategy.

3.	Notice to Proceed (“NTP”) – We further determined that it could invest in assets that had not yet been constructed but had received substantially all of the permits necessary to begin construction, a milestone known as NTP. While potentially riskier than operating or COD projects due to the level of construction risk, we believe that the additional return associated with these projects more than compensates for the additional risk. Furthermore, when we invest in NTP assets we have the added benefit of having more control of equipment selection and implementation of construction best practices which positively affects the long-term performance of our plants. With the continued growth of the renewable energy market, driven by increases in the level of Renewable Portfolio Standards in several states and the planned wind down of federal tax incentives, we identified a significant number of NTP transactions coming to market and an opportunity to develop strong pipeline type relationships with the developers of these projects. Besides increasing returns to investors, this has enabled management to substantially increase our access to a proprietary pipeline of sound projects.

4.	Special Situations –We also determined there are market opportunities for selected projects driven by either technical or financial issues, either at the project or owner level, that can be relatively easily resolved by accessing the broad range of expertise we have in-house to deal with our day to day operations. Therefore, we determined that on a limited basis the company would seek investments that had these characteristics since by resolving the issues we have the potential to generate above market returns.

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

2020

As of September 30, 2020, total capital deployed in pre-operational and non-earning assets reached approximately $134.64 million or 14.04% of Gross Investment Amount. In addition, Greenbacker Administration costs increased due to the increase in specialist headcount to manage the construction and operational risks associated with these investment initiatives. These increased costs directly reduced the operating cash flows from project level entities that would otherwise have been available to distribute to the company as dividend income.

Demonstrating Value Creation Through Selected Asset Sales

During 2019, we determined that the company would engage in a process of selling selected projects that it considered to be non-core investments or for which there were compelling opportunities to sell at prices in excess of original cost.

In the nine months ended September 30, 2020, the company sold two operating portfolios and a portion of another operating portfolio. A discussion of the acquisition and sale process for the operating portfolios sold in 2020 are as follows:

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

Having successfully purchased and managed a portfolio of residential solar assets, earlier in the year, the Company sought to increase its scale and take advantage of dislocations in the residential solar market so it agreed to purchase an additional 1,250 operating residential photovoltaic solar systems, located in California, Arizona, New York, New Jersey, Massachusetts, Maryland, Nevada, and Connecticut from Terraform, a residential solar developer whose parent company, SunEdison, had gone into bankruptcy. While the transaction was very complex, we were highly attracted to this portfolio due to the high credit quality of the residential homeowners and felt that the price we paid for the portfolio was well below the market prices we had observed in other residential solar portfolio sales and securitizations. Lastly, there was estimated to be considerable upside in this portfolio if we could complete construction of some of the to-be-built residential solar projects. Through active management we were able to complete construction and operate a number of additional projects that were purchased alongside the operating projects and were also able to improve the overall management of the portfolio.

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

Enfinity Colorado DHA Portfolio:

Origination Process:

In the first quarter of 2017, the company purchased a 2.5 MW portfolio of residential assets in Denver, CO. determining there were numerous investment merits that made this project a desirable portfolio company. Unlike other residential portfolios which have standalone PPAs with individuals and are rated using FICO scores, this portfolio had a single off-taker, the Denver Housing Authority (“DHA”), an entity providing public housing in the City of Denver. This portfolio provided an attractive cash flow from operations as well as cash yield. Lastly, the company had a positive relationship with the operations and maintenance provider reducing our operational risk.

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

Raleigh Portfolio:

Origination Process:

In the third quarter of 2017, the company purchased a 27.8 MW portfolio comprised of five commercial solar systems located in North Carolina from Conergy Projects, Inc. The projects were placed in service throughout 2015 and sold 100% of the power produced to Duke Energy, an investment grade off-taker, through a 15-year PPA. We were able to purchase this asset as a part of the global orderly wind down of Conergy, Inc., a multinational EPC, developer and owner of utility scale solar projects. Additionally, the company purchased the asset unlevered which provided immediate flexibility to leverage the asset.

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

Portfolio	Cost Basis of Investment	Sale Proceeds	Realized Gain (Loss)	Realized Gain (Loss)/Cost
Greenbacker Residential Solar Portfolios*	$34,765,000	$42,891,241	$8,126,241	23.4%
East to West Portfolio Assets	$12,659,419	$11,084,803	$(1,574,616)	(12.4)%
Enfinity Colorado DHA Portfolio*	$6,288,864	$6,895,444	$606,580	9.6%
Raleigh Portfolio*	$20,977,199	$24,521,981	$3,544,782	16.9%

*	Updated for final proceeds after net working capital true up calculations.

Electricity Production by Our Investments

Between 2017 through the end of 2019, we observed a 181% year-over-year growth on total MWh production output across all renewable energy projects in our investment portfolio, resulting in a corresponding growth of revenues earned by our investments. This growth was due in large part to the increase in the capital we deployed in commercial solar and wind projects while increasing the diversification of our portfolio geographically, technologically and across various investment grade off-takers. Also contributing to year-over-year growth was the purchase of our first Biomass power plant asset in 2019 where we took advantage of a “special situation” investment opportunity and further increased the technology diversification within our portfolio.

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

The most significant growth by segment over the last three years was in commercial solar with a 272% increase in MWh production from 2017 through 2019. This increase is largely due to our 26 MW utility-scale solar photovoltaic project in California (Midway III) and the 25 MW portfolio of community solar gardens in Colorado (Colorado CSG which is part of the Conic Portfolio) achieving commercial operations status towards the end of 2018 and beginning of 2019. Residential solar notably achieved very little growth (9% year over year) during this same period, which is reflective of our prioritization of large utility and commercial scale wind and solar investments. Towards the end of 2019, we increased our wind portfolio capacity by 188% which will significantly increase our wind production and resulting revenues in 2020. Also, at the end of 2019, we had 19 solar assets under construction which is expected to result in an 80% increase in the value of our commercial solar portfolio in 2020. These projects are expected to achieve commercial operations throughout 2020 and will contribute to the continued growth of production and revenues across our entire portfolio.

For the nine months ended September 30, 2020 and September 30, 2019, the total megawatt hours produced across all renewable energy projects in our investment portfolio were 700,416 MWh and 399,666 MWh respectively. We observed growth of 75% from Q3 2019 to Q3 2020. The most significant growth by segment for the first nine months of 2020 as compared to the first nine months of 2019 was in wind. This increase of 207% year-over-year was largely due to our 30.8 MW project in Minnesota, and our 80.0 MW projects in Iowa, all three of which are included in our Greenbacker Wind Portfolio – Holdco portfolio.

MWh by Segment	Nine months ended September 30, 2020	Nine months ended September 30, 2019	Twelve months ended December 31, 2019	Twelve months ended December 31, 2018
Commercial Solar	225,551	196,220	245,015	140,040
Residential Solar	4,058	27,929	32,934	30,175
Wind	402,447	131,271	271,118	174,765
Biomass	68,360	44,246	67,892	-
Total	700,416	399,666	616,959	344,980

Offering Prices of Our Shares

Based on the net asset value for each quarter ended since Commencement of Operations, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A		P-I
03-Nov-17	05-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75
06-Feb-18	06-May-18	$9.78	$9.09	$8.98	$9.65	*	$8.81
07-May-18	02-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84
03-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90
01-Nov-18	06-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89
07-Feb-19	06-May-19	$9.63	$9.01	$8.84	$9.50	**	$8.76
07-May-19	01-Aug-19	N/A	N/A	N/A	N/A		$8.76
02-Aug-19	08-Nov-19	N/A	N/A	N/A	N/A		$8.77
09-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93
20-Mar-20	18-May-20	N/A	N/A	N/A	N/A		$8.90
19-May-20	20-Aug-20	N/A	N/A	N/A	N/A		$8.95
21-Aug-20	01-Nov-20	N/A	N/A	N/A	N/A		$9.02
02-Nov-20	-	N/A	N/A	N/A	N/A		$9.02

*	Effective April 16, 2018

**	Ceased February 8, 2019

Liquidity and Capital Resources

As of September 30, 2020, and December 31, 2019, the company had $19,556,657 and $9,066,091 in cash and cash equivalents, and restricted cash, respectively. Our current cash balance is generally reflective of the cash necessary to fund normal operations. In 2020, we anticipate continuing to (1) increase our draw on current financing facilities; (2) enter into new financing arrangements and (3) raise additional equity through our current private placement. We use our cash and additional liquidity facilities to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

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

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had $344,792,388 and $189,860,244 in outstanding notes payable collateralized by certain assets and membership interests in limited liability companies included in the East to West, Foresight Solar, Conic, Midway III, Eagle Valley, GB Wind HoldCo, Greenbacker Wind – Montana, Trillium, and Turquoise Portfolios as of September 30, 2020 and December 31, 2019, respectively.

Since the company maintains operating control over all entities with debt outstanding, we have included the total amount of the debt outstanding in the below table summarizing notes payable associated with the company’s operating entities as well as the company.

On June 20, 2019, the company, through GREC HoldCo, entered into a new credit agreement, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger and sole lead bookrunner, as well as swap counterparty. Since then, the borrowing base amount of the new credit facility (the “New Credit Facility”) based on various solar projects (the “Projects”) that act as collateral for the credit facility has been reduced to $73,248,007 as a result of the revolving loan converting to a term loan. The New Credit Facility allowed for additional drawdowns through June 20, 2020, at which point the outstanding loans converted to a term loan and matures on June 20, 2025.

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

As of September 30, 2020, the outstanding balance is approximately $73.2 million. Financing costs of $3.3 million related to the New Credit Facility have been capitalized and are being amortized over the current term of the New Credit Facility.

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

On December 6, 2019, the company entered into a $15,000,000 revolving letter of credit facility agreement (“LC Facility”) with Fifth Third Bank. The LC Facility has a maturity date of December 6, 2020. On January 30, 2020, the amount of $5.6 million was drawn down. On March 18, 2020, a repayment of $1.9 million was made, reducing the outstanding balance of the facility. On June 9, 2020, a repayment of the remaining outstanding balance occurred. As of September 30, 2020, no additional amounts were drawn down on the LC Facility and the balance of nil remains.

The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 2.91% as of September 30, 2020.

The following table summarizes the notes payable balances of the company and its operating entities as of September 30, 2020:

	Interest Rates
	Range	Weighted Average	Maturity Dates	September 30, 2020
Fixed rate notes payable	1.905% - 9.088%	4.20%	12/30/2020 - 9/29/2049	62,601,113
Floating rate notes payable	1.621% - 4.030%	2.68%	3/30/2021 - 12/29/2044	355,439,282
				418,040,395

The principal payments due on the notes payable for the company and its’ operating entities for each of the next five years ending December 31 and thereafter are as follows:

Year ending December 31:	Principal Payments

2020	47,224,413
2021	22,149,424
2022	20,035,883
2023	20,445,330
2024	20,685,654
Thereafter	287,499,691
$418,040,395

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

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our board of directors, as appropriate. If GCM retains any sub-advisor, our advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our advisor will oversee the performance of any sub-advisor, our advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of September 30, 2020, no sub-advisors have been retained by GCM.

We pay GCM a base management fee for advisory and management services. The base management fee is calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets as defined under the advisory agreement (including certain amounts borrowed). The base management fee monthly rate decreased to 0.14583% (1.75% annually) for gross assets between $800,000,001 to $1,500,000, and 0.125% (1.50% annually) for gross assets greater than $1,500,000. The Special Unitholder, an entity affiliated with our advisor, will hold the special unit in our company entitling it to a performance participation fee, as well as a liquidation performance participation fee, payable upon a listing or a liquidation.

Administration Agreement - Greenbacker Administration serves as our Administrator. Since commencement of operations, Greenbacker Administration delegated certain of its administrative functions to U.S. Bancorp Fund Services, LLC (doing business as “U.S. Bank Global Fund Services”). Greenbacker Administration may enter into similar arrangements with other third-party administrators, including with respect to fund accounting and administrative services. Greenbacker Administration performs certain asset management, compliance and oversight services, as well as asset accounting and administrative services, for the company’s investments. The fee for these services, is billed at cost to the company’s individual investments.

Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries: Borrowings under the New Credit Facility are secured by the assets, cash, agreements and equity interests in GREC HoldCo and its subsidiaries. The LLC and GREC are guarantors of GREC HoldCo’s obligations under the New Credit Facility. The amount of the unsecured guaranty on the outstanding principal of the New Credit Facility is approximately $73 million as of September 30, 2020. Pursuant to various loan agreements between the operating entities of the company and various lenders, the operating entities have pledged all operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from January 2021 through September 2049.

Investment in to be constructed assets and membership interest purchase commitments: Pursuant to various engineering, procurement and construction contracts and alike agreements to which the company’s operating entities are individually a party, the operating entities, and indirectly the company through pledge of parent company guarantees, have committed an outstanding balance of approximately $70.7 million as of September 30, 2020 to complete construction of the facilities and bring the projects to operation. Based upon current construction schedules, the expectation is these commitments will be fulfilled throughout the remainder of 2020 and forward. In addition, pursuant to various membership interest purchase agreements to which the company’s operating entities are individually a party, the operating entities, and indirectly the company through the pledge of parent company guarantees, have committed an outstanding balance of approximately $195.4 million as of September 30, 2020 to complete the closing pursuant to the membership interest purchase agreements. The company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.

Renewable Energy Credits: For certain solar power systems in the Conic, East to West Solar, Green Maple, Greenbacker Wind – Massachusetts, Longleaf Solar, Magnolia Sun, Six States, and Trillium Portfolios (the “Portfolios”), the company has received incentives in the form of RECs. In certain cases, the Portfolios have entered into fixed price, fixed volume forward sale transactions to monetize these RECs for specific entities. If we are unable to satisfy the transaction requirements due to lack of production, we may have to purchase RECs on the spot market and/or pay specified replacement cost damages. Based upon current production projection, we do not expect a requirement to purchase RECs to fulfill our current REC sales contracts. If RECs earned by the Portfolios are not sold on a forward basis, they are sold in the spot market with revenue recorded in the accounts of the underlying investment when received.

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

If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of September 30, 2020, GREC and/or the company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of September 30, 2020.

Pledge of Parent Company Guarantees: Pursuant to various contracts in which the company has provided a parent company guarantee, excluding those discussed above, the operating entities, and indirectly the company, have committed an additional $122.1 million in unsecured guarantees.

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

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Cash from operations	$804,374	$2,136,045
Offering proceeds	16,244,967	11,800,835
Total Cash Distributions	$17,049,341	$13,936,880

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

Seasonality

Certain types of renewable power generation may exhibit seasonal behavior. For example, wind power generation is generally stronger in winter than in summer as wind speed tends to be higher when the weather is colder. In contrast, solar power generation is typically stronger in the summer than in the winter. This is primarily due to the brighter sunshine, longer days and shorter nights of the summer months, which generally result in the highest power output of the year for solar power. Because these seasonal variations are relatively predictable for these types of assets, we factor in the effects of seasonality when analyzing a potential investment in these target assets. Therefore, the impact that seasonality may have on our business, including the cash flows from our investments in our target assets, will depend on the diversity of our investments in renewable energy, energy efficiency and other sustainability related projects in our overall portfolio at such time as we have fully invested the proceeds from our offering.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2020, the company sold 10,853,812 Class P-I shares under a private placement memorandum. During the year ended December 31, 2019, the company sold 2,631 Class P-A shares and 9,631,640 Class P-I shares under a private placement memorandum. During the year ended December 31, 2018, the company sold 15,478 Class P-A shares and 8,469,306 Class P-I shares under a private placement memorandum. During the year ended December 31, 2017, the company sold 3,092 Class P-A shares and 3,198,559 Class P-I shares under a private placement memorandum.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1**	Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated November 17, 2020

10.1*	Third Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated September 1, 2020 (Incorporated by reference from Exhibit 9912 of the Registrant’s Form 8-K (File No. 000-55610) filed on September 1, 2020)

10.2**	Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC

10.3*	Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.4*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.5*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

10.6*	Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated June 20, 2019 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on June 25, 2019).

24.1*	Power of attorney

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 17, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*	Filed previously.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2020	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: November 17, 2020	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer)
Greenbacker Renewable Energy Company LLC