Form 10-K
period 2020-12-31
Greenbacker Renewable Energy Co LLC
filed 2021-03-24
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-55610
GREENBACKER RENEWABLE ENERGY COMPANY LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0872648
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
11 East 44th Street, Suite 1200
New York, NY 10017
Tel (646) 237-7884
(Address, including zip code and telephone number, including area code, of registrant's Principal Executive Office)
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 8, 2021, the registrant had 111,849,374 shares of common interests, $0.001 par value, outstanding.

1

i

GLOSSARY OF KEY TERMS
In this annual report on Form 10-K, except as otherwise indicated, the terms:
•The “Advisor” and “GCM” refer to Greenbacker Capital Management LLC, our Advisor;
•“COD” — Commercial Operations Date;
•“DRP” — Distribution Reinvestment Plan;
•“EEC” — Energy Efficiency Certificate;
•“GREC” refers to Greenbacker Renewable Energy Corporation, a Maryland corporation;
•“GREC HoldCo” refers to GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC;
•“Greenbacker Administration” and “Administrator” refer to Greenbacker Administration, LLC, our Administrator;
•“Greenbacker Group LLC” refers to a sponsor of the company and the parent of GCM;
•“GW” — Gigawatts;
•“ITC” — Investment Tax Credit;
•“kW” — Kilowatts;
•“kWh” — Kilowatt Hours;
•“LLC” refers to Greenbacker Renewable Energy Company LLC;
•“MIPA” — Membership Interest Purchase Agreement;
•“MW” — Megawatts: (DC) for all solar assets and (AC) for wind assets;
•“MWh” — Megawatt Hours;
•“N/A” — Not Applicable;
•“PPA” — Power Purchase Agreement;
•“PTC” — Production Tax Credit;
•“PV” — Photovoltaic;
•“REC” — Renewable Energy Credit;
•“RPS” — Renewable Portfolio Standard;
•The terms “SC Distributors” and “former dealer manager” refer to SC Distributors, LLC, a Delaware limited liability company, the LLC’s former dealer manager;
•The term “special unit” refers to the special unit of the limited liability company interest in the LLC entitling the Special Unitholder to a performance participation fee;
•The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our Advisor;
•“SREC” — Solar Renewable Energy Credit; and
ii

•“we,” “us,” “our” and the “company” refer, collectively, to Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation, GREC Entity HoldCo LLC, Greenbacker Administration and Danforth Shared Services.
iii

PART I
ITEM 1. BUSINESS
Formation of Our Company
Greenbacker Renewable Energy Company LLC (the “LLC”), a Delaware limited liability company formed in December 2012, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly-owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”).

GREC is a Maryland corporation formed in November 2011, and the LLC currently holds all of the outstanding shares of capital stock of GREC. GREC Entity HoldCo LLC (“GREC HoldCo”), a wholly owned subsidiary of GREC, was formed in Delaware in June 2016. GREC Administration LLC and Danforth Shared Services LLC, both wholly owned subsidiaries of GREC, were formed in Delaware in January 2020 and May 2019, respectively. The use of “we,” “us,” “our” and the “company” refer, collectively, to the LLC, GREC, GREC HoldCo, GREC Administration LLC and Danforth Shared Services LLC. We are externally managed and advised by our Advisor, Greenbacker Capital Management LLC (the “Advisor” or “GCM”), a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year-end is December 31.

Pursuant to an initial Registration Statement filed in December 2011 (File No. 333-178786-01) and a second Registration Statement filed in February 2017 (File No. 333-211571), the company offered up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the company’s distribution reinvestment plan (the "DRP"). As of March 29, 2019, the company terminated its public offering of the shares, as well as its privately offered Class P-A shares. The company publicly offered three classes of shares: Class A, C and I. The share classes had different selling commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C shares. The company adopted DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. Following the termination of the company’s public offering of shares, the DRP and the share repurchase plan continue to be available to existing investors. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 (File No. 333-231960), we were offering a maximum of $10,000,000 in shares to our existing shareholders pursuant to the DRP. As of November 30, 2020, pursuant to our Registration Statement on Form S-3 (File No. 333-251021), the company is offering up to $20,000,000 in shares to our existing shareholders pursuant to the DRP. As of December 31, 2020, Class A, C and I shares are offered pursuant to the DRP.

Effective October 18, 2020, the company began privately offering Classes P-A, P-T, P-S and P-D shares. No Class P-T, P-S and P-D shares have been sold as of December 31, 2020. The DRP was amended as of February 1, 2021, to include all of the company's privately offered share classes.
Each quarter, our Advisor, utilizing the services of an independent valuation firm, when necessary, reviews and approves the net asset value for each class of shares, subject to the oversight of the company’s Board of Directors. For each month, we determine our Monthly Share Value for each class of our shares. To the extent that our Monthly Share Value per share per class on the most recent valuation date increases above or decreases below our prior Monthly Share Value per share per class, we will adjust the offering prices of each class of shares as appropriate.
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

Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability-related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as RECs and EECs. While we initially focused on solar energy and wind energy projects as well as energy efficiency projects, in 2019 we invested in our first biomass facility. In the second quarter of 2020, we commenced investing in battery storage assets.

We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time, compared to other renewable energy classes. Therefore, we expect they will provide more stable income streams. However, technological advances in wind turbines and other energy-generation technologies, as well as government incentives, make wind energy and other types of projects attractive as well.

Solar energy projects provide maximum energy production during the middle of the day and in the summer months when days are longer and nights shorter. Solar energy projects tend to have minimal environmental impact, enabling such projects to be developed close to areas of dense population where electricity demand is highest. Since solar technology is scalable and well-established, it has been a relatively straightforward process to integrate new acquisitions and projects into our portfolio.

Over time, we expect to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include hydropower assets, geothermal plants, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others. To the extent we deem the opportunity attractive, other energy and sustainability-related assets and businesses will be included.

Our preferred investment strategy is to acquire controlling equity stakes in our target assets or to be named the managing member of a limited liability company to oversee and supervise its operations. We define controlling equity stakes as companies in which we own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s Board of Directors. However, we will also provide financing to projects owned by others, including through the provision of secured loans, which may or may not include some form of equity participation.
Our strategy will be tailored to balance long-term cash flow certainty, which we can achieve through long-term agreements for our products, with shorter-term arrangements that allow us to potentially generate higher risk-adjusted returns. We may provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity and preferred equity, and we may make minority equity investments. We may also participate in projects by acquiring contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of a project. We may also make equity investments in or loans to parties that finance the supply of renewable energy and energy efficiency to residential and commercial customers or that adopt strategies to reduce the consumption of energy by those customers.
Overall, GCM’s strategy of purchasing smaller renewable energy projects where there is less competition from the larger capital providers has enabled us to build a diversified portfolio of high-quality, high-returning assets. Having a portfolio of smaller projects is initially more expensive and time-consuming to operate than having a smaller number of much larger projects, as all renewable energy projects have similar onboarding and acquisition costs, irrespective of their size. However, at scale, there are considerable efficiencies to be obtained on smaller projects by streamlining operations, buying insurance and other services in bulk and obtaining much better financing terms. These benefits are then available to be enjoyed over the whole of the economic life of the assets, which in most cases is 30 to 35 years. GCM views the downside of the additional upfront costs as well worth the investment to provide superior returns over the long term. The larger and more efficient the company becomes, the more we create a sustainable competitive advantage in the marketplace. There are other advantages to this strategy as well, such as wide geographic diversity (which is very important when weather plays such an important part in the generation of our income), credit risk diversity, operational diversity, technology diversity and smoothing of the seasonality, to name just a few. Another key advantage is that we expect to see more investment opportunities in the future in smaller projects as the economy continues to embrace the concept of distributed energy and move away from the traditional centralized generation model. As this trend continues, we expect to see more smaller transactions coming to market and far fewer large utility-scale transactions. In the year ending December 31, 2020, we executed five portfolio acquisition transactions, two portfolio sales, nine portfolio consolidations and one portfolio disposal, resulting in a total of 28 portfolios to date, as well as seven secured loan investments. As our access to capital has increased, the average size of the investment has increased from 19.83 MW per portfolio in 2019 to 41.70 MW per portfolio in 2020, a 110.29% increase year over year.
Our renewable energy projects generate revenue primarily by selling (1) generated electric power to local utilities and other high-quality utility, municipal, corporate and individual residential counterparties; and (2) in some cases, RECs, EECs and other commodities associated with renewable generation or related incentives. We seek to acquire or finance projects that contain transmission infrastructures and access to power grids or networks that will enable the generated power to be sold. We generally expect our projects will have PPAs with one or more counterparties, including local utilities or other high-credit-quality counterparties, who agree to purchase the electricity generated from the project.We refer to these PPAs as “must-take contracts,” and we refer to these other counterparties as “offtakers”. These must-take contracts in general are output-based and guarantee that all electricity generated by each project will be purchased.
Although we intend to work primarily with high-credit-quality counterparties, if an offtaker cannot fulfill its contractual obligation to purchase the power, we generally can sell the power to the local utility or other suitable replacement counterparty, which would potentially ensure that revenue is generated for all solar electricity generation. We may also generate revenue from the receipt of interest, fees, capital gains and distributions from investments in our target assets.
Our PPAs, when structured with utilities and other large commercial users of electricity, are generally long-term in nature, tied to 100% of the output of the specific generating asset, and priced at a rate established pursuant to a formula set by the contract. The formula is often dependent upon the type of subsidies, if any, offered by the local and state governments for project development. Although we focus on projects with long-term contracts that ensure price certainty, we may also look for projects with shorter-term arrangements that will allow us to participate in market rate changes, which may lead to higher current income.
A number of the PPAs for our projects are structured as “behind the meter” agreements with residential, commercial or government entities. Under these agreements, all electricity generated by a project will be purchased by the offtaker at an agreed-upon rate that may be set at a slight discount to the retail electric tariff rate for the offtaker. These agreements also typically provide for annual rate increases over the term of the agreement, although that is not a necessary requirement. The behind the meter agreement is generally long-term in nature, and further typically provides that, should the offtaker fail to fulfill its contractual obligation, any electricity that is not purchased by the offtaker may be sold to the local utility, usually at an equivalent wholesale spot electric rate.
The table below sets forth the company’s investments in alternative energy generation portfolios as of December 31, 2020.

	Acquisition Date	Industry	Location(s)	Form of Investment*	Cost**/Principal Amount***	Assets	Generation Capacity in (MW)***
Pacifica Portfolio	Second quarter 2020, Third quarter 2020	Battery Storage	California	100% Ownership	$8,839,235	Operating and to-be-constructed battery energy storage facilities	14.3
Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Commercial Solar	Ontario, Canada	100% Ownership	$1,603,136	Rooftop-mounted solar photovoltaic systems	0.6
Conic Portfolio	First quarter 2018, Second quarter 2018, Fourth quarter 2018	Commercial Solar	Colorado, North Carolina	Managing Member, Majority Equity Owner	$12,544,825	Commercial ground and rooftop-mounted photovoltaic systems	37.0
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015, Second quarter 2018, First quarter 2019	Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership or Managing Member, Majority Equity Owner	$24,667,990	Commercial ground and rooftop-mounted photovoltaic systems	14.9
Foresight Solar Portfolio	Fourth quarter 2017	Commercial Solar	California, Colorado	100% Ownership	$17,600,743	Commercial ground and rooftop-mounted photovoltaic systems	10.0
Golden Horizons Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	100% Ownership	$9,290,000	Commercial ground and rooftop-mounted photovoltaic systems	7.8

	Acquisition Date	Industry	Location(s)	Form of Investment*	Cost**/Principal Amount***	Assets	Generation Capacity in (MW)***
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015, Fourth quarter 2019	Commercial Solar	Vermont	100% Ownership	$26,844,254	Commercial ground and rooftop-mounted photovoltaic systems	13.1
Longleaf Solar Portfolio	Fourth quarter 2018	Commercial Solar	North Carolina	Managing Member, Majority Equity Owner	$23,380,186	Commercial ground and rooftop-mounted photovoltaic systems	21.8
Magnolia Sun Portfolio	Third quarter 2015, First quarter 2016, First quarter 2019, First quarter 2020	Commercial Solar	California, Indiana, Maryland, Massachusetts, New Jersey, New York and Tennessee	100% equity ownership or Managing Member, Majority Equity Owner	$33,008,559	Commercial ground and rooftop- mounted photovoltaic systems	18.5
Midway III Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	Managing Member, Majority Equity Owner	$11,544,921	Commercial ground and rooftop-mounted photovoltaic systems	26.0
Six States Solar Portfolio	Fourth quarter 2015, Second quarter 2016, Third quarter 2017, Second quarter 2018	Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% Ownership	$12,470,306	Ground and rooftop-mounted solar systems	13.0
Sunny Mountain Portfolio	Third quarter 2014	Commercial Solar	Colorado	100% Ownership	$888,081	Commercial and residential ground and rooftop-mounted solar photovoltaic systems	0.8
Trillium Portfolio	Fourth quarter 2019, First quarter 2020, Second quarter 2020, Third quarter 2020, Fourth quarter 2020	Commercial Solar	Arizona, Carolina, Colorado, Maryland, Massachusetts, Michigan, New Jersey, North Carolina, Oregon, Pennsylvania, Vermont and Washington D.C.	Managing Member, Majority Equity Owner	$83,219,738	Commercial ground and rooftop-mounted photovoltaic systems	155.3
Turquoise Solar Portfolio	Fourth quarter 2018	Commercial Solar	Nevada	Managing Member, Majority Equity Owner	$17,829,605	Commercial ground and rooftop-mounted photovoltaic systems	61.2
Greenbacker Wind Portfolio - California	Fourth quarter 2017	Wind	California	100% Ownership	$9,500,000	Operating wind power facilities	6.0
Greenbacker Wind Portfolio - HoldCo	Second quarter 2017, Fourth quarter 2017, Second quarter 2019, Third quarter 2019	Wind	Idaho, Iowa, Minnesota, Vermont	100% Ownership	$73,244,891	Operating wind power facilities	131.3

	Acquisition Date	Industry	Location(s)	Form of Investment*	Cost**/Principal Amount***	Assets	Generation Capacity in (MW)***
Greenbacker Wind Holdings II	Fourth quarter 2015, Fourth quarter 2016, Fourth quarter 2020	Wind	Iowa and Montana	100% equity ownership or Managing Member, Majority Equity Owner	$33,834,320	Operating wind power facilities	85.0
Greenbacker Wind Portfolio - Massachusetts	Fourth quarter 2019	Wind	Massachusetts	Managing Member, Majority Equity Owner	$10,486,133	Operating wind power facilities	5.0
Eagle Valley Biomass Portfolio	Second quarter 2019	Biomass	Colorado	100% Ownership	$23,236,352	Operating biomass facility	12.0
Greenbacker Wind Portfolio - Maine	First quarter 2020	Pre-Operational Assets	Maine	100% Ownership	$12,704,196	Pre-operational wind power facilities	15.3
Sego Lily Portfolio	Fourth quarter 2020	Pre-Operational Assets	California and Utah	100% Ownership	$29,178,404	Commercial ground and rooftop-mounted photovoltaic systems	115.3
Citrine Portfolio	Third quarter 2020, Fourth quarter 2020	Pre-Operational Assets	California, New York, North Carolina and South Dakota	100% Ownership	$23,523,051	Commercial ground and rooftop-mounted photovoltaic systems	153.1
Greenbacker Development Opportunities Fund I, LP	Fourth quarter 2020	Other	N/A	Equity Owner	$5,371,585	Private equity membership interests	N/A
Other Portfolios	Third quarter 2018, Second quarter 2019, Fourth quarter 2019	Other	California, Colorado, North Carolina	100% Ownership	$18,297,861	Commercial ground and rooftop-mounted photovoltaic systems	N/A
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency	Puerto Rico	Capital Lease	$339,708	Energy efficiency LED lighting	N/A
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency	Pennsylvania	Secured Loan	$398,640	Energy efficiency LED lighting	N/A
SE Solar Loan	First quarter 2019	Secured Loan	North Carolina	Secured Loan	$5,005,244	Loan	N/A
Hudson Loan	Third quarter 2019	Secured Loan	New York	Secured Loan	$6,021,402	Loan	N/A
TUUSSO Loan	Fourth quarter 2019	Secured Loan	Washington	Secured Loan	$6,763,096	Loan	N/A
Encore Loan	Fourth quarter 2019	Secured Loan	Vermont	Secured Loan	$10,606,725	Loan	N/A
New Market Loan	Fourth quarter 2019	Secured Loan	North Carolina	Secured Loan	$5,007,350	Loan	N/A
Hudson Loan II	Third quarter 2019	Secured Loan	New York	Secured Loan	$3,923,873	Loan	N/A

*    100% Equity ownership, majority equity owner (≥50%), equity owner (<50%), Managing Member of the Limited Liability Company, secured loan or a capital lease
**    Does not include assumed project-level debt
***    Approximate
The investments described above have allowed us to construct a portfolio of projects offering predictable power-generation characteristics and generally stable income streams, which include seasonal solar-generation income (generally stronger in the summer months), wind-generation income (generally stronger in the winter months), biomass-generation income (consistent throughout the year), and energy efficiency lighting investments.
The LLC conducts a significant portion of its operations through GREC, of which the LLC is the sole shareholder— both of the shares of common stock and the special preferred stock. We intend to continue to operate our business in a manner permitting us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are not a blank check company within the meaning of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”), and have no specific intent to engage in a merger or acquisition in the next 12 months.
Pursuant to the now-terminated Registration Statement on Form S-1 (File No. 333-211571), we offered on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests. The primary offering, where SC Distributors acted as dealer manager, was terminated on March 29, 2019. The company’s initial offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) terminated on February 7, 2017. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 (File No. 333-231960), we were offering a maximum of $10,000,000 in shares to our existing shareholders pursuant to the DRP. As of November 30, 2020, pursuant to our Registration Statement on Form S-3 (File No. 333-251021), the company is offering up to an additional $20,000,000 in shares to our existing shareholders pursuant to the DRP. Shares of the company’s limited liability company interests issued pursuant to the DRP through the period ending September 30, 2020 were being offered at the price equal to the then current offering price per each class of shares less selling commissions and dealer manager fees. Effective October 1, 2020, DRP shares are being offered at a price equal to our monthly share value for each class of our shares
As of December 31, 2020, and December 31, 2019, our Advisor owned 23,601 shares.
As of December 31, 2020, we had received subscriptions for and issued 67,133,640 of our shares (including shares issued under the DRP) for gross proceeds of $617,098,806 (before dealer-manager fees of $4,308,949 and selling commissions of $14,198,029) for net proceeds of $598,591,828. As of December 31, 2019, we had received subscriptions for and issued 50,190,331 of our shares (including shares issued under the DRP) for gross proceeds of $465,384,994 (before dealer manager fees of $4,307,374 and selling commissions of $14,190,829 for net proceeds of $446,886,791).
OUR ADVISOR
GCM, a private firm that is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), serves as our Advisor. Under the direction of our Board of Directors, GCM manages our day-to-day operations and provides advisory and management services to us.
Led by its Chief Executive Officer, David Sher, who has over 10 years of experience in the energy infrastructure and project finance sector and in excess of 25 years of experience in the financial services sector; its President and Chief Investment Officer, Charles Wheeler (who also serves as our President and Board of Directors’ member, as well as President, CEO and a director of GREC), who has more than 30 years of experience in the energy infrastructure and project finance sector as well as the financial services sector; its Chief Financial Officer, Richard Butt, who has over 10 years of experience in the energy infrastructure and project finance sector and over 35 years of experience in the financial services sector; Executive Vice President Spencer Mash, who has 10 years of experience in energy infrastructure and over 10 years in the financial services sector; and Executive Vice President Mehul Mehta, who brings over 10 years of experience in energy finance, GCM’s management team has in excess of 50 years of experience in the energy, infrastructure, and project finance sectors and over 90 years of experience in the financial services sector. Over this time, the team has developed significant commercial relationships across multiple industries that we believe will benefit us as we implement our business plan. GCM maintains comprehensive renewable energy, project finance and capital markets databases, and has developed proprietary analytical tools and due diligence processes that will enable it to identify prospective projects and to structure transactions quickly and effectively on our behalf. Neither GCM, Greenbacker Group LLC nor our senior management team have previously sponsored any other programs, either public or non-public, or any other programs with similar investment objectives to ours.

We will continue to capitalize on the significant investing experience of our Advisor’s management team, including the 30+ years of investment banking and renewable energy expertise of Charles Wheeler, our Chief Executive Officer and President, and the Chief Investment Officer and President of GCM. Mr. Wheeler has held various senior positions with Macquarie Group, including Head of Financial Products for North America and Head of Renewables for North America. While serving as Head of Renewables for North America, Mr. Wheeler’s experience included evaluating wind project developers, solar asset acquisitions, assisting in the development of wind and solar greenfield projects, and assisting in the preparation of investment analyses for a biomass facility. Before moving to the United States to serve as Head of Financial Products for Macquarie Group in North America, Mr. Wheeler was a Director of the Financial Products Group in Australia, with responsibility for the development, distribution and ongoing management of a wide variety of retail financial products, including Real Estate Investment Trusts ("REITs"), infrastructure bonds, international investment trusts and diversified domestic investment trusts. Mr. Wheeler brings his extensive background in renewable energy and project and structured finance to help us effectively execute our strategy.
GCM’s Chief Executive Officer, David Sher, has extensive experience in the financial services and capital markets industries as well as significant successful entrepreneurial experience. Mr. Sher was previously a senior advisor at Prospect Capital Corporation, a mezzanine debt and private equity firm that manages a publicly traded, closed-end, dividend-focused business development company. Prior to joining Prospect, Mr. Sher was a serial entrepreneur, founding a number of ventures in the financial services and brokerage industry. Mr. Sher was also a founder and Managing Director of ESP Technologies, a leading provider of financial software and services to institutional asset managers and hedge funds. Prior to ESP, Mr. Sher was a founder and CEO of an online brokerage company, ElephantX dot com Inc. He was also co-founder of Lafayette Capital Management LLC, a statistical arbitrage hedge fund, and spent six years at The Bear Stearns and Company, Inc., where he developed trading ideas and strategies for institutional and brokerage correspondent clearing customers.
Together with Charles Wheeler and David Sher, Richard Butt is an integral part of GCM’s management team, with extensive experience in the investment management industry. Over the course of his 35+ year career, Mr. Butt has held a variety of senior management positions for global investment and financial institutions. Most recently, from July 2012 to August 2013, he served as President and Chief Executive Officer of P3 Global Management LLC, a firm focused on investing in municipal infrastructure assets. From August 2006 to January 2011, he served as President of Macquarie Capital Investment Management LLC, with offices in New York and Sydney, Australia, responsible for administration, operations, finance, compliance, treasury, marketing, business operations and FX/cash management for portfolios domiciled in North America, Australia, Asia, Europe and the Caribbean. In addition, Mr. Butt served as Chief Financial and Accounting Officer for Macquarie Global Infrastructure Fund, a New York Stock Exchange—listed closed-end fund (NYSE: MGU). Prior to joining Macquarie, Mr. Butt served as President of Refco Alternative Investments LLC and Refco Fund Holdings LLC, the commodity pool businesses associated with Refco, Inc., from January 2003 to August 2006. In this capacity, Mr. Butt was responsible for the initial development and ongoing operations of numerous public and private commodity pools. During the period from 1990 through 2003, he served in various operational and financial capacities with multiple mutual/hedge fund third-party administration firms. Earlier in his career, he served as Vice President at Fidelity Investments, where he was responsible for fund accounting and financial reporting for all equity and global mutual funds. Mr. Butt is a Certified Public Accountant (inactive), previously working at major accounting firms such as PricewaterhouseCoopers LLP, from July 1978 to July 1984, where he was an Audit Manager, and KPMG from December 1994 to October 1996, where he was a Director in its financial services consulting practice. Mr. Butt holds a bachelor’s degree in Management Science from Duke University.
Spencer Mash, Executive Vice President, who is responsible for analyzing all potential asset acquisitions, has extensive experience in structuring, modeling, performing diligence for, and executing transactions such as mergers and acquisitions, investments in private debt securities and bankruptcy restructurings. Prior to joining GCM, from 2010 to 2011 Mr. Mash was employed by boutique investment bank TM Capital Corp., where he focused on sell-side mergers and acquisitions assignments and bankruptcy restructurings. From 2008 to 2009, Mr. Mash was an investment analyst at Gandhara Capital LTD, a long/short hedge fund investing in global large-cap public equity. From 2005 to 2008, Mr. Mash was employed by Deerfield Capital Management in its Leveraged Finance Group. Mr. Mash’s duties included performing in-depth due diligence and financial analyses, negotiating loan documentation and monitoring over 20 investments in private middle market first lien, second lien, mezzanine and one-stop senior secured debt. From 2003 to 2005, Mr. Mash was an analyst at Bank of America Merrill Lynch, where he analyzed, structured and marketed financial sponsor-related and mergers and acquisitions related leveraged loan and high-yield securities.
Mehul Mehta, who is responsible for investment origination, has extensive experience in structuring, modeling and performing diligence for energy finance. He has served as an Executive Vice President of GCM since June 2016, bringing with him 10 years of experience within energy finance, working in a wide variety of roles and functions over that period. From 2015 to 2016, Mr. Mehta worked at BlackRock Infrastructure Investment Group as an Associate within the Global Renewable Power team, helping structure and execute investments in the North American renewable power space. Prior to this role, he worked at

UBS within the equity research department helping cover alternative energy and semiconductor capital equipment companies, working on a team consistently ranked as a top research team by Institutional Investor. From 2012 to 2014 he was at Recurrent Energy, a leading solar developer, where he worked in Business Planning and Analysis, helping the company COO oversee the development, construction and operations of solar assets, and in the Originations group, helping to analyze deals for bidding and executing PPAs. Mr. Mehta began his career as a power and natural gas options trader, first at Bank of America Merrill Lynch from 2006 to 2009 and later from 2009 to 2010 at Hess Energy Trading Company (now Hartree, a part of Oaktree Investments). Mr. Mehta received his bachelor's degree in Mathematics and Economics from New York University and his MBA from Yale University.
Investment Committee of Our Advisor
Our Advisor utilizes an internal investment committee to oversee the implementation of our investment strategy and to govern multiple aspects of our portfolio. The Investment Committee, among other things:
•oversees the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•supervises the identification, evaluation and negotiation of the structure of the investments we make (including performing due diligence on our prospective projects); and
•approves the terms of each investment and monitors the investments we make.
The Investment Committee is composed of Charles Wheeler, who also serves as President of the company and President and Chief Investment Officer of our Advisor and is a member of our Board of Directors; David Sher, who serves as Chief Executive Officer of our Advisor and is a member of our Board of Directors; and Robert Brennan, who is a Director of the company, and also serves as Co-Chairman of Greenbacker Group LLC. All investments are required to be unanimously approved by the GCM Investment Committee prior to consideration and approval by the company.
Overview of Significant Government Incentives
The renewable energy and energy efficiency sector attracts significant U.S. federal, state and local government support and incentives to address technical barriers to the deployment of renewable energy and energy efficiency technologies and to promote the use of renewable energy and energy-saving strategies. These U.S. federal, state and local government incentives have historically functioned to increase (1) the revenue generated by, and (2) the equity returns available from, renewable energy projects. Energy efficiency projects are also eligible to receive government incentives at the U.S. federal, state and local levels that can be applied to offset project development costs. Governments in other jurisdictions also provide several types of incentives.
Corporate entities are eligible to receive benefits through tax credits, such as PTCs, ITCs, tax deductions, accelerated depreciation and U.S. federal grants and loan guarantees (from the U.S. Department of Energy, for instance), as described below.
The following is a description of certain U.S. federal and state government incentives, which we may utilize in executing our business strategy.
U.S. Federal Incentives
The impacts of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) that were effective for tax years beginning January 1, 2018 include updates concerning depreciation that have been assessed by our Advisor’s management team and are highlighted in the sections below.
Corporate Depreciation: Modified Accelerated Cost Recovery System (“MACRS”)
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
Production Tax Credits ("PTCs")
PTCs are provided to owners of certain renewable energy projects that produce electricity for sale to unrelated persons. This credit is applicable for a 10-year period from the time a project is placed into service and benefits owners with tax liabilities against which to claim the tax credit. Under current law, for wind projects that began construction prior to January 1, 2021, there is a 1.5 cent per kilowatt hour PTC.

Investment Tax Credits ("ITCs")

ITCs provide that eligible systems, such as solar systems and fuel cell systems, receive a credit of 26% of the eligible cost-basis with no maximum limit. This credit is currently structured as a tax credit, whereby the owners of a qualifying renewable energy or energy efficient project can elect to receive the tax credit once the project is placed into service. The ITC for solar energy decreased to 22% for 2021, and will remain at 10% permanently beginning in 2022.
State Incentives
Renewable Portfolio Standards ("RPS")
RPS, while varying based on jurisdiction, specify that a portion of the power utilized by local utilities must be derived from renewable energy sources. Currently, according to the Annual Energy Outlook 2021 from the U.S. Energy Information Administration (“EIA”), renewable electricity generating technologies account for almost 60% of the approximately 1,000 GW of cumulative capacity additions projected from 2020 to 2050 as part of the report. Under the RPS programs, utilities can (1) build or own renewable energy generation facilities; (2) purchase energy or RECs generated from renewable energy generation facilities; or (3) pay a penalty for any shortfalls in meeting the RPS.
Renewable Energy Certificates ("RECs")
RECs (or EECs) are used in conjunction with compliance with an RPS program or as tradable certificates that represent a certain number of kilowatt hours of energy that have been generated by a renewable source or that have been saved by an energy efficiency project, which provide further support to renewable energy initiatives. RECs are produced in conjunction with the generation of renewable energy and can be used for state RPS compliance, traded or sold to load-serving entities or to third parties, brokers and other market makers for investment purposes. Many states have specific compliance carve-outs for different types of renewable generation.
Feed-In Tariffs ("FITs")
Certain U.S. states and Canadian provinces have implemented feed-in tariffs (FITs) that entitle the renewable energy producer to enter into long-term contracts pursuant to which payment is based on the cost of generation for the diverse types of renewable energy projects. In addition to differences based on the type of project, FITs vary based on the locations of projects (such as rooftops or ground-mounted for solar PV projects), their sizes, and their geographic regions. FITs are available to anyone, including homeowners, business owners and farmers, as well as private investors. The tariffs are typically designed to ratchet downward over time to both track and encourage technological change.
Tax Reform
The TCJA was enacted on December 22, 2017. The major provisions under the TCJA and their impacts are discussed below.
Corporate Tax Rate
The TCJA reduced the corporate tax rate to 21%, effective December 22, 2017. A company must remeasure its deferred tax assets and liabilities to reflect the effects of the enacted changes in tax laws or rates at the date of enactment (i.e., the date the President signed the law), even though the changes may not be effective until future periods.
Repatriation of existing earnings and profits

Under the TCJA, a company’s foreign earnings and profits (E&P) accumulated in controlled foreign corporations (CFCs) under legacy tax laws are deemed repatriated for the last taxable year of a CFC that began before January 1, 2018. E&P are determined as the higher of the balance as of November 2, 2017 or December 31, 2017. The tax on those deemed repatriated earnings is no longer indefinitely deferred, but may be paid over eight years, with no interest charged:
—    8% in each of Years 1 to 5;
—    15% in Year 6;
—    20% in Year 7; and
—    25% in Year 8.
The company has one Canadian CFC. This CFC has negative E&P at the end of December 31, 2020. As such, no mandatory repatriation is required.
Cost Recovery
Under the TCJA, a company can expense 100% of investments in depreciable property other than real property or certain utility property and certain businesses with floor plan indebtedness. The new rules apply to original or used property. The new rules apply to investments after September 27, 2017 and before January 1, 2023, and will phase out beginning January 1, 2023 through December 31, 2026.
The company opted out of the 100% deduction on its eligible assets acquired in 2018, 2019 and 2020.
Interest Expense Limitation
Under the TCJA, effective January 1, 2018, a company can only deduct interest expense up to the amount of business interest income plus 30% of “adjusted taxable income.” For taxable years beginning after December 31, 2017 and before January 1, 2022, the definition of adjusted taxable income is computed without regard to the deduction for depreciation, amortization, or depletion. Beginning in 2022, depreciation, amortization and depletion must be considered when calculating adjusted taxable income. The disallowed interest expense can be carried forward indefinitely.
Net Operating Losses ("NOL")
Under the TCJA, NOL generated after December 31, 2017 can only offset up to 80% of taxable income. Unused NOL can be carried forward indefinitely. NOL generated before January 1, 2018 remain subject to the old rules (i.e., 100% utilization and 20-year expiration). When scheduling out NOL utilization for the valuation reserve analysis, the company applied the currently in force NOL limitation rules.
The company expects to generate adequate future net income within the 20-year carryforward period to utilize all pre-2017 federal NOLs and all post-2018 federal NOLs with an indefinite carryforward period, as well as use all current state NOL carryforwards except for Montana and Vermont.
Environmental Regulation
Various U.S. federal, state and local permits are required to construct renewable energy and energy efficiency projects. The projects in which we invest must conform to all applicable environmental regulations and codes, including those relating to the discharge of materials into the air, water and ground, which will vary from place to place and time to time, as well as be based on the type of renewable energy asset involved in the project.
We seek to purchase, finance or otherwise invest in projects that are at least “shovel ready,” meaning that all, or substantially all, planning, engineering and permitting, including all major permits and approvals from local and state regulatory agencies, are in place and construction can begin immediately or upon receipt of certain final permits that must be obtained immediately prior to construction. However, the projects in which we invest may incur significant costs in the ordinary course of business related to operations, maintenance and continued compliance with laws, regulations and permit requirements.
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

Competition
Although we believe there is currently a capital shortage in the renewable energy sector, we will still compete for projects with other energy corporations, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies (such as commercial banks and other sources of funding), as well as utilities and other producers of electricity. Moreover, alternative investment vehicles also make investments in renewable energy projects. Our competitors may be substantially larger and have considerably greater financial, technical and marketing resources than we do.
Staffing
We do not have any employees. Our day-to-day investment operations are managed by GCM. In addition, pursuant to an administration agreement with Greenbacker Administration, it provides us with administrative services including accounting, compliance, construction management and asset management services for all our investments. As of the date hereof, Greenbacker Administration has delegated certain of its accounting-related administrative functions to U.S. Bank Global Fund Services. Greenbacker Administration may enter into similar arrangements with other third-party administrators as necessary in the future. While Greenbacker Administration performs the majority of construction management, asset management, accounting and oversight services for the company’s investments, it is anticipated that Greenbacker Administration will continue to delegate certain administrative functions to third parties for the LLC and GREC to recognize certain operational efficiencies for the benefit of the company.
Advisory Agreement
Advisory Services
GCM, a private firm that is registered as an investment advisor under the Advisers Act, serves as our Advisor. Under the direction of our Board of Directors, GCM manages our day-to-day operations and provides advisory and management services to us. Under the terms of our advisory agreement, GCM will, among other things:
•oversee the composition of our portfolio, the nature and timing of the changes to our portfolio, and the manner of implementing such changes;
•supervise the identification, evaluation and negotiation of the structure of the investments we make (including performing due diligence on our prospective projects); and
•approve the terms of each investment and monitor the investments we make.
Our Advisor and its officers and employees currently spend substantially all their time and resources on us. Pursuant to our advisory agreement, officers and personnel of the Advisor who provide services to us must comply with our code of business conduct and ethics, including the conflict of interest policy included in the code of business conduct and ethics. However, GCM’s services under the advisory agreement are not exclusive, and it, and its members and affiliates, are free to furnish similar services to other entities so long as its services to us are not impaired. The Advisor and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the company has instituted an investment allocation policy that addresses the allocation of investment opportunities.
The advisory agreement was initially approved by our Board of Directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for successive one-year periods if approved annually by a majority of our independent directors. The advisory agreement was most recently re-approved in February 2021, for a one-year period commencing April 25, 2021.
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
Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our Board of Directors, as appropriate. If GCM retains any sub-advisor, our Advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our Advisor will oversee the performance of any sub-advisor, our Advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of December 31, 2020, no sub-advisors have been retained by GCM.
Management Fee and Performance Participation Fee
Pursuant to the advisory agreement, we pay GCM a base management fee for advisory and management services. The base management fee is calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (as defined under the advisory agreement) up to $800,000,000 (including certain amounts borrowed). The base management fee monthly rate is 0.14583% (1.75% annually) for gross assets between $800,000,001 and $1,500,000,000; and 0.125% (1.50% annually) for gross assets greater than $1,500,000,000. The Special Unitholder, an entity affiliated with our Advisor, will hold the special unit in our company entitling it to a performance participation fee as well as a liquidation performance participation fee payable upon a listing or a liquidation. The base management fee shall be payable periodically in arrears, provided that the base management fee shall be payable at least monthly, but not more frequently than weekly. The base management fee is calculated based on the average of the values of our gross assets for each day in the calculation period. Base management fees for any partial period are appropriately pro rated.
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
In addition, the Special Unitholder, an entity affiliated with our Advisor, holds the special unit in our company entitling it to certain incentive fees. The fees paid to the Special Unitholder as outlined in the LLC's fourth amended and restated limited liability company operating agreement (the "Operating Agreement"), which were effective for periods subsequent to March 31, 2020, are as follows:
(a) When special units are outstanding, the Special Unitholder will be entitled to receive a payment of a performance participation fee ("Performance Participation Fee") with respect to the most recently completed fiscal quarter, calculated and payable quarterly in arrears, as follows:
(i) First, if the company's total return for such period (as determined in accordance with the Operating Agreement) exceeds the sum of (x) the hurdle amount for such period (as set forth in the Operating Agreement) and (y) the loss carryforward amount for such period (as set forth in the Operating Agreement) (any such excess, “Excess Profits”), 100% of distributable cash until the total amount paid to the Special Unitholder pursuant to this clause equals 12.5% of the sum of (x) the hurdle amount for such period and (y) any amount payable to the Special Unitholder pursuant to this clause (this is commonly referred to as a “Catch-Up Amount”). For the avoidance of doubt, notwithstanding the total amount of the Catch-Up Amount calculated and payable for each period, the portion of the Catch-Up Amount paid in cash for such period shall not exceed the amount of Excess Profits for such period.

(ii) Second, to the extent there are remaining Excess Profits, 100% of such remaining Excess Profits until the total amount paid to the Special Unitholder pursuant to this clause equals the amount of the fee carryforward amount for such period (as set forth in the Operating Agreement); and

(iii) Third, to the extent there are any remaining Excess Profits, 12.5% of such remaining Excess Profits.

For the avoidance of doubt, the aggregate amount paid to the Special Unitholder pursuant to clauses (i) and (ii) above for any quarterly period shall not be in excess of the amount of Excess Profits, if any, for such period. For purposes of calculating the foregoing, all quarterly valuations will be determined by the company in accordance with the company’s valuation procedures. The Special Unitholder shall not be obligated to return any portion of the Performance Participation Fee previously paid due to the subsequent performance of the company.

(b) A Liquidation Performance Participation Fee (“Liquidation Performance Participation Fee”), payable upon a national securities exchange listing or the liquidation of the company, calculated as follows: 20.0% of the net proceeds from the liquidation of the company remaining after investors have received distributions of net proceeds from the liquidation of the company equal to Adjusted Capital, defined as the company's net asset value immediately prior to the time of a liquidation or a listing, as calculated immediately prior to liquidation. In the event of a listing, the Liquidation Performance Participation Fee will equal 20.0% of the listing premium, if any. Any listing premium, and related Liquidation Performance Participation Fee, will be determined and payable in arrears 30 days after the commencement of trading of shares following such listing.

The liquidation incentive distribution is payable in cash or shares, or in any combination thereof.
Upon the occurrence of (1) non-renewal of the advisory agreement upon the expiration of its then current term; (2) termination of the advisory agreement for any reason under circumstances where an affiliate of Greenbacker Group LLC does not serve as the Advisor under any replacement advisory agreement; or (3) resignation of GCM under the advisory agreement, which we refer to as a “trigger event,” we will have the right, but not the obligation, to repurchase the special unit, at the fair market value of the special unit on the date of termination, as determined by an independent appraiser. In such event, the purchase price will be paid in cash or shares of limited liability company interests, at the option of the Special Unitholder. We must purchase any such interests within 120 days after giving the Special Unitholder written notice of our desire to repurchase the special unit. If the advisory agreement is terminated or not renewed, we will pay our Advisor accrued and unpaid fees and expense reimbursements, including any payment of subordinated fees, earned prior to termination or non-renewal of the advisory agreement.

The following are calculation examples of the Performance Participation Fee:

Example #1 — Performance Participation Fee with Loss Carryforward

	FIRST QUARTER	Rate	Amount

Assumptions
A	Total Capital Invested at End of Quarter		$ 650,000,000
B	Hurdle Amount		$ 9,750,000
C	Loss Carryforward (a) (Prior Quarters)		$ 250,000
D	Fee Carryforward Amount (b) (Prior Quarters)		$ -
E	Net Proceeds from New Share Issuance		$ 35,000,000
F	Distributions Paid during the Quarter		$ 10,725,000
G	Actual Change in NAV		$ 1,225,000
H	Total Return for the Quarter (Distributions Plus Change in NAV) (F+G)		$ 11,950,000
I	Excess Proceeds (H-(B+C))		$ 1,950,000

Performance Participation Fee Calculation

	Total Return for the Quarter		$ 11,950,000
	Loss Carryforward Amount (if Any)		$ 250,000
	Net Return for the Quarter		$ 11,700,000

	Performance Participation Fee for Current Quarter	12.50%	$ 1,462,500
	Fee Carryforward Amount		$ -
	Total Performance Participation Fee to Be Paid (c)		$ 1,462,500

(a)	Net negative return from all prior quarters
(b)	Performance Participation Fee amounts due from prior quarters but not paid to ensure investors receive a 6% annual IRR
(c)	If the maximum payable in any quarter equals Excess Profits, any excess would be carried over to the next quarter

Example #2 — Performance Participation Fee with Fee Carryforward

	SECOND QUARTER	Rate	Amount

Assumptions
A	Total Capital Invested at end of Quarter		$ 672,688,146
B	Hurdle Amount		$ 10,090,322
C	Loss Carryforward (a) (Prior Quarters)		$ -
D	Fee Carryforward Amount (b) (Prior Quarters)		$ -
E	Net Proceeds from New Share Issuance		$ 35,000,000
F	Distributions Paid during the Quarter		$ 11,099,354
G	Actual change in NAV		$ 250,000
H	Total Return for the Quarter (distributions plus change in NAV) (F+G)		$ 11,349,354
I	Excess proceeds (H-(B+C))		$ 1,259,032

Performance Participation Fee Calculation

	Total Return for the Quarter		$ 11,349,354
	Loss Carryforward amount (if Any)		$ -
	Net Return for the Quarter		$ 11,349,354

	Performance Participation Fee for Current Quarter	12.50%	$ 1,418,669
	Fee Carryforward Amount		$ (159,637)
	Total Performance Participation Fee to be Paid (c)		$ 1,259,032

(a)	Net negative return from all prior quarters
(b)	Performance Participation Fee amounts due from prior quarters but not paid to ensure investors receive a 6% annual IRR
(c)	If the maximum payable in any quarter equals Excess Profits, any excess would be carried over to the next quarter

Example #3 - Performance Participation Fee with Fee Carryforward Utilized

	THIRD QUARTER	Rate	Amount

Assumptions
A	Total Capital Invested at end of Quarter		$ 696,782,208
B	Hurdle Amount		$ 10,451,733
C	Loss Carryforward (a) (Prior Quarters)		$ -
D	Fee Carryforward Amount (b) (Prior Quarters)		$ 159,637
E	Net Proceeds from New Share Issuance		$ 35,000,000
F	Distributions Paid during the Quarter		$ 11,496,906
G	Actual change in NAV		$ 1,850,000
H	Total Return for the Quarter (distributions plus change in NAV) (F+G)		$ 13,346,906
I	Excess proceeds (H-(B+C))		$ 2,895,173

Performance Participation Fee Calculation

	Total Return for the Quarter		$ 13,346,906
	Loss Carryforward amount (if Any)		$ -
	Net Return for the Quarter		$ 13,346,906

	Performance Participation Fee for Current Quarter	12.50%	$ 1,668,363
	Fee Carryforward Amount		$ 159,637
	Total Performance Participation Fee to be Paid (c)		$ 1,828,000

(a)	Net negative return from all prior quarters
(b)	Performance Participation Fee amounts due from prior quarters but not paid to ensure investors receive a 6% annual IRR
(c)	If the maximum payable in any quarter equals Excess Profits, any excess would be carried over to the next quarter

The returns shown are for illustrative purposes only. There is no guarantee that positive returns will be realized, and actual returns may vary from those shown in the examples above.

Pursuant to the LLC's third amended and restated limited liability company agreement ("3rd LLC Agreement"), which was effective through the quarter ending March 31, 2020, the incentive allocation and distribution, or incentive distribution, was composed of three parts, as follows: The first part, the income incentive distribution, is calculated and payable quarterly in arrears based on our pre-incentive distribution net investment income for the immediately preceding fiscal quarter. For this purpose, pre-incentive distribution net investment income means (1) interest income; (2) dividend income from equity investments (but excluding that portion of distributions that are treated as a return of capital); and (3) any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees, or other fees that we receive, but excluding any fees for providing managerial assistance) accrued during the fiscal quarter, minus our operating expenses for the fiscal quarter (including the base management fee, expenses payable under the administration agreement with our Administrator, and any interest expense and distributions paid on any issued and outstanding indebtedness and preferred units of limited liability company interest, but excluding the incentive distribution). Pre-incentive distribution net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero-coupon securities), accrued income that we have not yet received in cash. If interest income is accrued but never paid, our Board of Directors would decide to write off the accrual in the fiscal quarter when the accrual is determined to be uncollectible in accordance with U.S. generally accepted accounting principles. The write-off would cause a decrease in interest income for the fiscal quarter equal to the amount of the prior accrual. Pre-incentive distribution net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or any accrued income taxes and other taxes including, but not limited to, franchise, property and sales taxes. Pre-incentive distribution net investment income, expressed as a rate of return on the value of our average adjusted capital at the end of the fiscal quarter, will be compared to a “hurdle rate” of 1.75% per fiscal quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive distribution is also included in the amount of our gross assets used to calculate the 2.00% annualized base management fee.
Under the 3rd LLC Agreement, which was effective through the quarter ending March 31, 2020, the Special Unitholder was entitled to receive an incentive distribution with respect to our pre-incentive distribution net investment income in each fiscal quarter, as follows:
•no incentive distribution in any fiscal quarter in which our pre-incentive distribution net investment income did not exceed the “hurdle rate” of 1.75%;
•100% of our pre-incentive distribution net investment income with respect to that portion of such pre-incentive distribution net investment income, if any, that exceeded the hurdle but was less than 2.1875% in any fiscal quarter (8.75% annualized with a 7% annualized hurdle rate). We refer to this portion of our pre-incentive distribution net investment income (which exceeds the hurdle but is less than 2.1875%) as the “catch-up.” The “catch-up” was meant to provide the Special Unitholder with 20% of our pre-incentive distribution net investment income as if a hurdle did not apply if this net investment income exceeded 2.1875% in any fiscal quarter; and

•20% of the amount of our pre-incentive distribution net investment income, if any, that exceeded 2.1875% in any fiscal quarter (8.75% annualized with a 7% annualized hurdle rate) was distributed to the Special Unitholder (once the hurdle was reached and the catch-up was achieved, 20% of all pre-incentive distribution investment income thereafter was allocated to the Special Unitholder).
The second part of the incentive distribution under the 3rd LLC Agreement, the capital gains incentive distribution, was determined and payable in arrears as of the end of each fiscal quarter (or upon termination of the advisory agreement, as of the termination date) and was equal to 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive distributions. For purposes of calculating the foregoing: (1) the calculation of the incentive distribution included any capital gains that resulted from cash distributions that were treated as a return of capital; (2) any such return of capital was treated as a decrease in our cost basis of an investment; and (3) all quarterly valuations were determined by us in accordance with our valuation procedures. In determining the capital gains incentive distribution to which the Special Unitholder was entitled, we calculated the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each of our assets. For this purpose, aggregate realized capital gains, if any, were equal to the sum of the differences between the net sales price of each investment, when sold or otherwise disposed, and the aggregate cost basis of such investment reduced by cash distributions that are treated as returns of capital. Aggregate realized capital losses were equal to the sum of the amounts by which the net sales price of each investment, when sold or otherwise disposed, is less than the aggregate cost basis of such investment reduced by cash distributions that are treated as returns of capital. Aggregate unrealized capital depreciation equaled the sum of the difference, if negative, between the valuation of each investment as of the applicable date and the aggregate cost basis of such investment reduced by cash distributions that are treated as returns of capital. At the end of the applicable period, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive distribution equaled the aggregate realized capital gains, excluding any accrued income taxes and other taxes including, but not limited to, franchise, property, and sales taxes associated with the sale or disposal of the asset, less aggregate realized capital losses and less aggregate unrealized capital depreciation with respect to our assets. If this number is positive at the end of such period, then the capital gains incentive distribution for such period would equal 20% of such amount, less the aggregate amount of any capital gains incentive distributions paid in all prior periods.
Payment of Our Expenses
Our primary operating expenses are the payment of advisory fees and other expenses under the advisory agreement, and other expenses necessary for our operations. Our advisory fee compensates GCM for its work in identifying, evaluating, negotiating, executing and monitoring our investments. We also pay fees and expenses on a direct cost basis to Greenbacker Administration or others engaged by Greenbacker Administration for the administrative services they provide directly or indirectly under the administration agreement.
We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:
•corporate and organizational expenses relating to offerings of our shares, subject to limitations included in the advisory agreement;
•the cost of effectuating sales and repurchase of units;
•the cost of calculating our net asset value, including the related fees and cost of retaining third-party valuation services;
•investment advisory fees;
•fees payable to third parties relating to, or associated with, our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors;
•certain transfer agent and custodial fees and expenses;
•Federal, state and local taxes and registration fees;
•costs of board meetings, unitholders’ reports and notices, proxy statements and directors’ fees and expenses;

•fidelity bond insurance, directors and officers/errors and omissions liability insurance and other insurance premiums;
•direct costs, including those relating to the printing of unitholder reports and advertising or sales materials, mailing, telephone and staff;
•fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002 and applicable federal and state securities laws;
•costs associated with our reporting and compliance obligations under applicable federal and state securities laws;
•brokerage commissions, origination fees and any investment banking fees related to our investments;
•all other expenses incurred by GCM in performing its obligations subject to the limitations included in the advisory agreement; and

•all other expenses incurred by either the Administrator, its delegates or us in connection with administering our business, including payments for the administrative services the Administrator provides under the administration agreement that will be based upon our allocable portion (subject to the review and approval of our Board of Directors) of the Administrator’s overhead and other expenses.

Organization and Offering Expenses

We reimbursed our Advisor and its affiliates for organization and offering expenses it incurred on our behalf under the terminated public offering of shares, but only to the extent that the reimbursement would not cause the selling commissions, including trail fees, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Commencing in the fourth quarter of 2020, certain offering costs incurred by our Advisor under the private offering of Class P-A, P-S, P-T and P-D shares will be reimbursed up to an amount no greater than 0.50% (50 basis points) of the total offering proceeds of these share classes. The organization and offering expenses included all expenses reimbursed under both the public and private offering of shares, including all expenses (other than selling commissions and the dealer manager fee) paid by us relating to the offering, including but not limited to:
•our legal, accounting, printing, mailing and filing fees;
•reimbursement of bona fide due diligence expenses of broker-dealers;
•reimbursement of our Advisor for costs relating to preparing sales materials, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement for employees of our affiliates to attend retail seminars conducted by broker-dealers;

•reimbursement to our managing broker dealer, through our Advisor, for sales commissions earned and paid to registered representatives related to the offering of our shares as well as bona fide travel and entertainment expenses; and
•reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of shares and the ownership of shares by such broker-dealers’ customers, which will be included in underwriting compensation.
Organization and offering costs were calculated and borne by the company with respect to each public offering pursuant to a separate Registration Statement. For the offering pursuant to the Registration Statement on Form S-1 (File No. 333-178786-01), which was declared effective on August 7, 2013 and was terminated on February 7, 2017, total organization and offering costs borne by the company were approximately $7,556,000, or 4.8% of gross offering proceeds. For the offering pursuant to the Registration Statement on Form S-1 (File No. 333-211571), which commenced on February 8, 2017 and which primary offering terminated as of March 29, 2019, total organization and offering costs borne by the company were approximately $2,266,000. For the current private offering of Class P-A, P-S, P-T, and P-D shares pursuant to our Private Placement Memorandum, which commenced in October 2020, total organization and offering costs incurred by the company have been approximately $1,750.
Other Operating Expenses

We will reimburse the expenses incurred by GCM, Greenbacker Administration or their affiliates relating to their provision of services to us, including the investigation and monitoring of our investments, oversight of third-party service providers including accounting and administration entities, accounting services for any of our investments and any costs incurred in connection with GCM’s valuation methodologies or the effectuating of sales and repurchases of our shares and other securities. We will not reimburse our Advisor, Greenbacker Administration or their affiliates for (i) rent or depreciation, utilities, capital equipment and other administrative items; (ii) salaries, fringe benefits and other comparable items incurred or allocated to any controlling person of GCM; (iii) the salaries and benefits paid to any executive officer or board member of GCM; or (iv) any services for which GCM receives a separate fee.
Indemnification
The advisory agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GCM and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GCM’s services under the advisory agreement or otherwise as Advisor of the company. Notwithstanding the above, our Operating Agreement provides that we shall not hold harmless our Advisor or any of its affiliates for any loss or liability suffered by us unless all of the following conditions are met:
•the party seeking exculpation or indemnification has determined in good faith that the course of action leading to the loss or liability was in our best interests;
•the party seeking exculpation or indemnification was acting on our behalf or providing services to us;
•the loss or liability was not the result of negligence or misconduct; and
•the indemnification is recoverable only out of net assets and not from our members.
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
Our net asset value will:
•be disclosed in our quarterly and annual consolidated financial statements;
•be an input in the computation of fees earned by our Advisor and the Special Unitholder whose fees and distributions are linked, directly or indirectly, in whole or in part to the value of our gross assets;
•be an input in the computation of our Monthly Share Value, as discussed further in the "Net Asset Value and Monthly Share Value Determinations in Connection with Our Offerings" section below; and
•be evaluated alongside the net proceeds per share to us from the current offering to ensure that the net offering price per share is not above or below our Monthly Share Value per share, which is based upon Net Asset Value.
Determination of Our Net Asset Value
We calculate our net asset value per share by subtracting all liabilities from the total carrying amount of our assets, which includes the fair value of our investments, and dividing the result by the total number of outstanding shares on the date of valuation. For the purposes of calculating net asset value, we expect to carry all liabilities at cost.

We have adopted Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.
ASC Topic 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date” other than a forced sale or liquidation. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:
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
Net Asset Value and Monthly Share Value Determinations in Connection with Our Offerings
Since commencing operations on April 25, 2014, the company has sold shares on a continuous basis at offering prices that were based upon NAV (through September 30, 2020) and a Monthly Share Value, effective October 1, 2020.

As described above, we determine our NAV for presentation in our financial statements. In addition, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from GAAP-based fair value to a Monthly Share Value (“Monthly Share Value”) for the purpose of establishing a purchase and repurchase price for our shares.

We calculate our Monthly Share Value per share in accordance with the valuation guidelines that have been approved by our Board of Directors. As a general rule we will continue to monitor the valuation of the company’s entire investment portfolio on a daily basis and make adjustments to the offering price as necessary as soon as is practical thereafter to reflect any changes in market conditions that materially impact the value of our net assets. On the last business day of every month following the valuation date, the GCM Investment Committee will meet to consider the appropriateness of the Monthly Share Value. As part of that consideration, it will consider the current market values of our liquid and illiquid investment portfolios. The GCM Investment Committee will then set new offering prices based upon the Monthly Share Value, taking into account any movements in the valuation of our liquid portfolio and any material changes in the valuation of our illiquid portfolio due to changed market conditions. The new offering prices will be announced following that determination and take effect on the first business day of the following month.

Monthly Share Value is the basis for (1) determining the offering price for each class of our shares and the price per share that is paid to shareholder participants in our share repurchase program; and (2) the value of an investment in our shares, as shown on each shareholder’s periodic customer account statement. The Monthly Share Value for each class of shares will be evaluated alongside the net proceeds per share to us from this offering to ensure that the net offering price per share is not above or below our Monthly Share Value per share. While we believe our Monthly Share Value calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate Monthly Share Value in a certain way. Monthly Share Value should not be considered equivalent to members’ equity or any other GAAP measure.

Our Monthly Share Value per share does not represent the amount of our assets less our liabilities in accordance with GAAP. We do not represent, warrant or guarantee that:

•a shareholder would be able to realize the Monthly Share Value per share for the class of shares a shareholder owns if the shareholder attempts to sell its shares;

•a shareholder would ultimately realize distributions per share equal to the Monthly Share Value per share for the class of shares it owns upon liquidation of our assets and settlement of our liabilities or upon a sale of our company;

•shares of our limited liability company interests would trade at their Monthly Share Value per share on a national securities exchange;

•a third-party would offer the Monthly Share Value per share for each class of shares in an arm’s-length transaction to purchase all or substantially all of our shares; or

•the Monthly Share Value per share would equate to a market price of an open-ended renewable energy fund.

The following details the adjustments to reconcile members’ equity under GAAP to our Monthly Share Value:

•The accrued shareholder servicing fee represents the accrual for the full cost of the shareholder servicing fee for Class P-S and Class P-T shares. Under GAAP, we accrued the full cost of the shareholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum shareholder servicing fee) as an offering cost at the time we sold the Class P-S and Class P-T shares. For purposes of our Monthly Share Value, we recognize the shareholder servicing fee as a reduction of Monthly Share Value on a monthly basis as such fee is paid.

•The Advisor will advance certain organizational and offering expenses on our behalf through December 31, 2022. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For Monthly Share Value, such costs will be recognized as a reduction to Monthly Share Value as they are charged to equity ratably over 60 months.

The company's shares had been offered at the following prices, based on the then current net asset value determination through the period ending September 2020. Commencing as of October 1, 2020, the offering prices are determined monthly, as opposed to quarterly, and are based upon the Monthly Share Value determination.

Period		Class*
From	To	A	C	I	P-A		P-I
25-Apr-14	4-Nov-15	$10.00	$9.58	$9.19	N/A		N/A
5-Nov-15	4-Feb-16	$10.02	$9.60	$9.21	N/A		N/A
5-Feb-16	5-May-16	$10.05	$9.62	$9.23	N/A		N/A
6-May-16	3-Aug-16	$10.07	$9.64	$9.25	$9.59		$8.81
4-Aug-16	6-Nov-16	$10.23	$9.79	$9.39	$9.79		$8.95
7-Nov-16	7-Feb-17	$10.28	$9.58	$9.45	$9.78		$8.83
8-Feb-17	4-May-17	$10.22	$9.53	$9.39	$9.70		$8.76
5-May-17	17-May-17	$10.17	$9.48	$9.34	$9.70		$8.69
18-May-17	3-Aug-17	$9.74	$9.07	$8.94	$9.70		$8.69
4-Aug-17	2-Nov-17	$9.72	$9.08	$8.93	N/A		$8.73
3-Nov-17	5-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75
6-Feb-18	6-May-18	$9.78	$9.09	$8.98	$9.65	**	$8.81
7-May-18	2-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84
3-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90
1-Nov-18	6-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89
7-Feb-19	6-May-19	$9.63	$9.01	$8.84	$9.50	***	$8.76
7-May-19	1-Aug-19	N/A	N/A	N/A	N/A		$8.76
2-Aug-19	8-Nov-19	N/A	N/A	N/A	N/A		$8.77
9-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93
20-Mar-20	18-May-20	N/A	N/A	N/A	N/A		$8.90
19-May-20	20-Aug-20	N/A	N/A	N/A	N/A		$8.95
21-Aug-20	01-Nov-20	N/A	N/A	N/A	N/A		$9.02
2-Nov-20	31-Jan-21	N/A	N/A	N/A	$9.42	***	$9.02
1-Feb-21	26-Feb-21	N/A	N/A	N/A	$9.38		$8.96
1-Mar-21	-	N/A	N/A	N/A	$9.44		$9.02
*While Class P-S, P-T and P-D shares were available for sale commencing on October 18, 2020, no sales occurred during the period ending December 31, 2020, and offering prices were excluded from the above table.
**    Effective April 16, 2018
*** Ceased February 8, 2019 and recommenced as of November 2, 2020

Our Advisor, in conjunction with an independent valuation firm, subject to the review and approval of the Board of Directors, determines our net asset value for each class of our shares at each quarter end. The determination of Monthly Share Value, which is approved by the board of directors, is based upon the most recently determined quarterly net asset value, with necessary consideration to subsequent events or circumstances that could have a material impact on net asset value. To the extent that our Monthly Share Value per share on the most recent valuation date increases above or decreases below our net proceeds per share as stated in this annual report, the company will adjust the offering prices of all classes of shares. The adjustments to the per share offering prices will ensure that after the effective date of the new offering prices, the offering prices per share, after deduction of selling commissions, dealer manager fees and organization and offering expenses, are not above or below our Monthly Share Value per share as of such valuation date.
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
We have no internal management capacity or employees other than our appointed executive officers, and are dependent on the diligence, skill and network of business contacts of GCM’s senior management team to achieve our investment objectives. We also depend, to a significant extent, on GCM’s access to its investment professionals and the information and deal flow generated by these investment professionals. GCM’s senior management team evaluates, negotiates, structures, closes and monitors our assets. Our success depends to a significant extent on the continued service of GCM’s senior management team, particularly David Sher, Charles Wheeler, Mehul Mehta, Spencer Mash and Richard Butt. The departure of any of GCM’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
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
We rely to a significant extent on GCM’s relationships with renewable energy developers; energy consultants; retail energy providers; utilities; energy companies; investment banks; commercial banks; individual and institutional investors; consultants; engineering, procurement and construction (“EPC”) companies; contractors; and renewable energy technology manufacturers (such as panel manufacturers), among others, as a source of potential investment opportunities. If GCM fails to maintain its relationships with other sponsors or sources of business opportunities, we will not be able to grow our portfolio, or will grow it at a slower rate. In addition, individuals with whom GCM’s professionals have relationships are not obligated to provide us with business opportunities, and, therefore, there is no assurance that such relationships will generate business opportunities for us.

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
Subject to our Board of Directors’ discretion, based upon management’s recommendations, and applicable legal restrictions, we authorize and declare distributions quarterly and pay distributions monthly. However, while we intend to pay these distributions to our members out of assets legally available for distribution, we cannot assure that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of the risks described herein. All distributions will be paid at the discretion of our Board of Directors, based on management’s recommendations, and will depend on our earnings, our financial condition, compliance with applicable regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure that we will pay distributions to our members in the future. In the event that we encounter delays in locating suitable business opportunities, we may pay all or a substantial portion of our distributions from borrowings, the proceeds of this offering and other sources, without limitation. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for investments in renewable energy and energy efficiency projects, which may affect our ability to generate future cash flows from operations and, therefore, reduce overall returns. Accordingly, members who receive the payment of a dividend or other distribution from us should not assume that such dividend or other distribution is the result of a net profit earned by us.

We are not required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.
As an emerging growth company, we are exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Advisor and we do not directly compensate our executive officers, or reimburse the Advisor or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Advisor, we do not have any executive compensation.

Investment returns may be reduced if we are required to register as an investment company under the Investment Company Act.
We conduct our operations directly and through wholly or majority-owned subsidiaries, so that the company and each of its subsidiaries do not fall within, or are excluded from, the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” Excluded from the term “investment securities,” among other instruments, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of "investment company" set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
We conduct our operations so that the company is not required to register as an investment company. The company is organized as a holding company that conducts its business primarily through its subsidiaries. The company conducts operations so that it and most of its subsidiaries complies with the 40% test. We will monitor our holdings on an ongoing basis and determine compliance with this test in connection with new acquisitions. We expect most, if not all, of our wholly owned and majority-owned subsidiaries to be outside the definitions of "investment company" under Section 3(a)(1)(A) and Section 3(a)(1)(C), or to rely on an exception from the definition of "investment company" other than the exceptions under Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which constitute most, if not all, of our assets) generally will not constitute “investment securities.” Accordingly, we believe the company will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act because it does not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the company’s wholly owned or majority-owned subsidiaries, the company is primarily engaged in the non-investment company businesses of these subsidiaries; namely, the business of acquiring and financing renewable energy and energy efficiency projects.
We make the determination of whether an entity is a majority-owned subsidiary of the company. The Investment Company Act defines a "majority-owned subsidiary" of a person as a company that represents 50% or more of the outstanding voting securities owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one of more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.
Some of our majority-owned subsidiaries may also rely on the exceptions from the definition of investment company under Section 3(c)(5)(A) or (B) of the Investment Company Act, which except from the definition of investment company," respectively, (i) any person who is primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of merchandise, insurance and services; or (ii) any person who is primarily engaged in the business of making loans to manufacturers, wholesalers and retailers of, and to prospective purchasers of, specified merchandise, insurance and services. The SEC has issued no-action letters interpreting Section 3(c)(5)(A) and (B) pursuant to which it has taken the position that these exceptions are available to a company with at least 55% of its assets consisting of eligible loans and receivables of the type specified in Section 3(c)(5)(A) and (B). We believe that most of the loans that we provide to finance renewable energy and energy efficiency projects relate to the purchase price of specific equipment or the cost to engage contractors to install equipment for such projects. Accordingly, we believe that most of these loans are eligible loans that qualify for this 55% test. However, no assurance can be given that the SEC will concur with this position. In addition, the SEC may, in the future, issue further guidance that may require us to reclassify our assets for purposes of qualifying with this exemption. A change in the value of our assets could cause us or one or more of our wholly or majority-owned subsidiaries, including those relying on Section 3(c)(5)(A) or (B), to fall within the definition of “investment company,” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired, or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and that would be important to our investment strategy.
If we become obligated to register the company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act, imposing, among other things:

•limitations on capital structure;

•restrictions on specified investments;

•prohibitions on transactions with affiliates; and

•compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Monthly Share Value calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods we use to calculate our Monthly Share Value, which is the basis for the offering prices for our shares offered and the investment value published in customer account statements for our investors, is not prescribed by the rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating Monthly Share Value, and our Monthly Share Value is not audited by our independent registered public accounting firm. We calculate and publish Monthly Share Value solely for purposes of establishing the price at which we sell and repurchase our shares, and for publishing the value of each shareholder's investment in us on such investor’s customer account statement, and our Monthly Share Value should not be viewed as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our Monthly Share Value may differ from those used by other companies now or in the future. Errors may occur in calculating our Monthly Share Value, which could impact the price at which we sell and repurchase our shares.

Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
Our operations are highly dependent on our information systems and technology, and we rely heavily on our financial, accounting, treasury, communications, asset management and other data-processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which may continue to increase in sophistication and frequency in the future. Cybersecurity incidents and cyberattacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. Our information and technology systems, as well as those of other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, “phishing” attempts and other forms of social engineering, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages, and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation-state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from malicious or accidental acts of insiders, such as employees, or third-party agents and consultants. There can be no assurance that measures the Advisor takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques change frequently or are not recognized until successful.
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, our information systems and technology. In addition, we have become increasingly reliant on third-party service providers for certain aspects of our business. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems, and as a result, unauthorized individuals could gain access to certain confidential data.
Cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, for example, the California Consumer Privacy Act that went into effect in January 2020. Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our, our employees’ or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if our Advisor fails to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties.
Risks Related to Our Advisor and Its Affiliates
Our Advisor and its affiliates, including our officers and some of our directors, may face conflicts of interest, including conflicts that may result from compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our members.
Our Advisor and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to our public equity offerings, which allow GCM to earn increased management fees. The performance participation fee that the Special Unitholder, an affiliate of our Advisor, may be entitled to receive from us may create an incentive for our Advisor to oversee and supervise renewable energy or energy efficiency projects or make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive distribution to which the Special Unitholder may be entitled is determined may encourage our Advisor to use leverage to increase the return on our portfolio. In addition, the fact that our base management fee is payable based upon the average of the values of our gross assets for each day of the calculation period, which would include any borrowings for investment purposes, may encourage GCM to use leverage in connection with the construction of additional projects or to make additional investments. Our Operating Agreement does not impose limitations on the amount of leverage we may employ. At such time when the net proceeds from this offering have been fully invested, we expect that we will generally target a leverage ratio of up to $2 of debt for every $1 of equity on our overall portfolio, with individual allocations of leverage based on the mix of asset types and obligors; however, we will in no event exceed a leverage ratio of $3 of debt for every $1 of equity, unless any excess is approved by a majority of our independent directors. Furthermore, GCM is primarily responsible for calculating the net asset value of our portfolio and, because the base management fee is payable based upon the average of the values of the gross assets for each day of the prior month, a higher net asset value of our portfolio would result in a higher base management fee to our Advisor. Under certain circumstances, the use of leverage may increase the likelihood of default, which could adversely affect our results of operations. Such a practice could result in us making more speculative investments than would otherwise be the case, which could result in higher losses, particularly during cyclical economic downturns.
The Advisor may face conflicts of interest from managing other investment entities that make the same or similar types of investments that we target.
We currently expect the Advisor and its officers and employees to spend substantially all of their time and resources on us. However, the Advisor and its officers and employees are not required to do so. Moreover, neither the Advisor nor its affiliates are prohibited from managing other investment entities that make the same or similar types of investments as those we target. Currently, the Advisor manages other such investment entities. Accordingly, the Advisor has obligations to the other entities it manages, and may have additional obligations to entities it manages in the future, the fulfillment of which might not be in our or our members' best interests, or that may require the Advisor to devote time to services for other entities, which could interfere with the time available to provide services to us. In addition, we may compete with any such investment entity for the same investors and investment opportunities.
Our Advisor can resign on 120 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our Advisor has the right, under the advisory agreement, to resign at any time on 120 days’ written notice, whether we have found a replacement or not. If our Advisor resigns, we may not be able to contract with a new advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all, in which case our operations are likely to experience a disruption, and our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives that has the expertise of our Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and its lack of familiarity with our businesses may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
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
Risks Related to Our Investments and Industry Focus

Our strategic focus is on the renewable energy, energy efficiency and related sectors, which subjects us to more risks than if we were broadly diversified.
Because we are specifically focused on the renewable energy, energy efficiency and related sectors, investments in our shares may present more risks than if we were broadly diversified over more sectors of the economy. Therefore, a downturn in the renewable energy or energy efficiency sectors would have a greater impact on us than on a company that is not concentrated in limited segments of the economy. For example, biofuel companies operating in the renewable energy sector can be significantly affected by the supply of and demand for specific products and services, especially biomass such as corn or soybean oil, the supply and demand for energy commodities, the price of capital expenditures, government regulation, world and regional events and economic conditions. Companies that produce renewable energy can be negatively affected by lower energy output resulting from variable inputs, mechanical breakdowns, faulty technology, competitive electricity markets or changing laws that mandate the use of renewable energy sources by electric utilities.
In addition, companies that engage in energy efficiency projects may be unable to protect their intellectual property, or face declines in the demand for their services due to changing governmental policies or budgets. At times, the returns from investments in the renewable energy and energy efficiency sectors may lag the returns of other sectors or the broader market.
Furthermore, with respect to the construction and operation of individual renewable energy and energy efficiency projects, there are several additional risks, including (i) substantial construction risk, including the risk of delay, that may arise due to inclement weather or labor disruptions; (ii) the risk of entering into markets where we have limited experience; (iii) the need for substantially more capital to complete than initially budgeted and exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications; (iv) a decrease in the availability, pricing and timeliness of delivery of raw materials and components necessary for the projects to function; (v) the continued good standing of permits, authorizations and consents from local city, county, state and U.S. federal governments as well as local and U.S. federal governmental organizations; and (vi) the consent and authorization of local utilities or other energy development offtakers to ensure successful interconnection to energy grids to enable power sales.
Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of energy generation and consumption projects, including solar and wind energy projects, which may significantly reduce our ability to meet our investment objectives.
The market for electricity generation and consumption projects is influenced by U.S. federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. Similar governmental influences apply in the other jurisdictions in which we may invest. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in several other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar energy technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for renewable energy and energy efficiency project development and investments. For example, without certain major incentive programs and/or the regulatory mandated exception for renewable energy or energy efficiency systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility network. These fees could increase the cost to our customers of using our renewable energy and energy efficiency projects and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.
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
The profitability of our projects may be adversely affected if they are subject to regulation under the Federal Power Act (“FPA”), or state or local public utility laws and regulations that regulate the sale of electricity.
Companies owning or operating electric generation projects may be subject to regulatory requirements under the FPA or state or local public utility laws. The FPA grants the U.S. Federal Energy Regulatory Commission (“FERC”) jurisdiction over the sale of electric power for resale (i.e., sales at wholesale) in interstate commerce. Jurisdiction over retail sales (i.e., the sale of power to end users) is left to the states. Rates and charges for wholesale sales of electric power are subject to FERC’s supervision. Upon an appropriate showing, FERC will authorize an entity to engage in wholesale sales of electricity at negotiated rates based on market conditions (i.e., market-based rates) rather than at cost-based rates pre-approved by FERC. FERC continues to have jurisdiction over entities granted market-based rate authority and retains the authority to remove the authorization to sell at market-based rates and otherwise impose additional conditions.
On the state level, public utility regulatory commissions have jurisdiction over retail electric sales and regulate the rates and other terms and conditions of “public utilities” as defined by relevant state law.
Certain of our future projects will be Qualifying Facilities (“QFs”) and/or Exempt Wholesale Generators (“EWGs”). Depending on their production capacity, certain QFs are exempt from regulation (i) under most of the Federal Power Act (“FPA”) (including the need to obtain market-based rate authority); (ii) under the Public Utility Holding Company Act of 2005 (“PUHCA”); and (iii) under state law as to rates and financial and organizational regulation of electric utilities. EWGs are generally exempt from FERC regulation under PUHCA, but remain subject to general FERC regulation under the FPA (including the requirement to obtain market-based authority).
If any of our portfolio companies are deemed to have violated the FPA, we may be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of our market-based rate authority, as well as potential penalties.
Certain projects, depending on their production capacity and configuration, may be subject to the reliability standards of the North American Electric Reliability Corporation. If we fail to comply with the mandatory reliability standards, we could be subject to sanctions, including monetary penalties and additional compliance obligations.
Although the sale of electric energy has been to some extent deregulated, the industry remains subject to extensive regulation. We cannot predict the future design of wholesale power markets or the ultimate effect ongoing regulatory changes will have on our business, or certain market changes that could impact our financial condition and adversely affect our operations.
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
Our projects may rely on electric transmission lines and other transmission facilities owned and operated by third parties to deliver the electricity our projects generate. We expect some of our projects will have limited access to interconnection and transmission capacity because there are many parties seeking access to the limited capacity that is available. We may not be able to secure access to this limited interconnection or transmission capacity at reasonable prices or at all. Moreover, a failure in the operation by third parties of these transmission facilities could result in our losing revenues, because such a failure could limit the amount of electricity we deliver. In addition, our production of electricity may be curtailed due to third-party transmission limitations or limitations on the grid’s ability to accommodate intermittent energy sources, reducing our revenues and impairing our ability to capitalize fully on a project’s potential. Such a failure or curtailment at levels significantly above which we expect could have a material adverse effect on our business, financial condition and results of operations.
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
We typically have title to projects or their underlying real estate assets underlying our equity investments, or, in the course of our business, we may take title to a project or its underlying real estate assets relating to one of our debt investments, and, in either case, we could be subject to environmental liabilities with respect to these assets. To the extent that we become liable for the removal costs, our results of operation and financial condition may be adversely affected. The presence of hazardous substances, if any, may adversely affect our ability to sell the affected project, and we may incur substantial remediation costs, thus harming our financial condition.
We may invest in tax equity partnerships, which creates additional risk because, among other things, we cannot exercise sole decision-making power and our partners may have different economic interests than we have.

We currently invest in tax equity partnerships with third parties. There are additional risks involved in such transactions. As a co-investor in a tax equity partnership, we may not always be in a position to exercise sole decision-making authority relating to the project or asset. As a result, the operations of a project may be subject to the risk that the tax equity partners may make business, financial or management decisions with which we do not agree, or the management of the project may take risks or otherwise act in a manner that does not serve our interests. Because we may not have the ability to exercise sole control over such operations, we may not be able to realize some or all the benefits that we believe will be created from our involvement. In addition, there is the potential of our tax equity partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests between us and our partner. These diverging interests could, among other things, expose us to liabilities of the partnership in excess of our proportionate share of these liabilities. If any of the foregoing were to occur, our business, financial condition and results of operations could suffer as a result.
Risks Related to Investments in the Solar, Wind Power and Other Renewable Energy Industries
If the solar power industry experiences a shortage of key inputs, such as polysilicon, the profitability of solar power-producing projects may decrease, which may result in slower growth in the solar power market than we anticipate.
Solar power companies depend on certain technologies and key inputs, such as polysilicon. If the solar power industry experiences shortages of these technologies and key inputs, the profitability of the solar businesses in which we invest may be negatively impacted due to the resulting increase in prices of these technologies and key inputs. In addition, increases in polysilicon prices have in the past increased manufacturing costs for solar power producers and may impact manufacturing costs and net income or cause a shortage of polysilicon in the future. Polysilicon is also used in the semiconductor industry generally, and any increase in demand from that sector may cause a shortage. To the extent a shortage results in these types of technologies and key inputs due to price increases, the solar power market may experience slower growth than we anticipate.
The operating results of the projects in which we invest that produce solar power may be negatively affected by a number of factors.
In addition to shortages in technologies and key inputs and changes in governmental policies, the results of the projects in which we invest that produce solar power can be affected by a variety of factors, including the following:

•the average selling price of solar cells, solar panels and solar power systems;

•a decrease in the availability, pricing and timeliness of delivery of raw materials and components, particularly solar panels and components, including steel, necessary for solar power systems to function;

•the rate and cost at which solar power producers are able to expand their manufacturing and product assembly capacity to meet customer demand, including costs and timing of adding personnel;

•construction cost overruns, including those associated with the introduction of new products;

•the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions;

•unplanned additional expenses such as manufacturing failures, defects or downtime;

•the impact of seasonal variations in sunlight on energy production;

•the impact of weather variations on energy production; acquisition and investment-related costs;

•the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•changes in manufacturing costs;

•the availability, pricing and timeliness of delivery of products necessary for solar power products to operate;

•changes in electric rates due to changes in fossil fuel prices;

•the lack of a viable secondary market for positions in solar energy projects; and

•the ability of a solar energy project to generate cash and pay yield substantially depends on power generation, which depends on the continuing productive capability of the solar energy hardware, including proper operations and maintenance of the solar energy hardware and fair sunlight for the life of the investment.
If wind conditions are unfavorable or below our estimates on any of our wind projects, the electricity production on such project and therefore, our income, may be substantially below our estimates.
The financial performance of our projects that produce wind energy will be dependent upon the availability of wind resources. The strength and consistency of wind resources at wind projects will vary. Weather patterns could change, or the historical data could prove to be an inaccurate reflection of the strength and consistency of the wind in the future. If wind resources are insufficient, the assumptions underlying the economic feasibility about the amount of electricity to be generated by wind projects will not be met, and the project’s income and cash flows will be adversely impacted. Wind-producing projects and our evaluations of wind projects will be based on assumptions about certain conditions that may exist and events that may occur in the future. A number of additional factors may cause the wind resource and energy capture at wind projects to differ, possibly materially, from those initially assumed by the project’s management, including: (1) the limited time period over which the site-specific wind data were collected; (2) the potential lack of close correlation between site-specific wind data and the longer-term regional wind data; (3) inaccurate assumptions related to wake losses and wind shear; (4) the limitations in the accuracy with which anemometers measure wind speed; (5) the inherent variability of wind speeds; (6) the lack of independent verification of the turbine power curve provided by the manufacturer; (7) the potential impact of global warming and other climatic factors, including icing and soiling of wind turbines; (8) the potential impact of topographical variations, turbine placement and local conditions, including vegetation; (9) the power delivery schedule being subject to uncertainty; (10) the inherent uncertainty associated with the use of models, in particular future-oriented models; and (11) the potential for electricity losses to occur before delivery.

Furthermore, a project’s wind resources may be insufficient for it to become and remain profitable. Wind is naturally variable. The level of electricity production at any of our wind projects, therefore, will also be variable. If there are insufficient wind resources at a project site due to variability, the assumptions underlying our belief about the amount of electricity to be generated by the wind project will not be met. Accordingly, there is no assurance that a project’s wind resources will be sufficient for it to become or remain profitable.

If our wind energy production assessments turn out to be wrong, our wind energy projects could suffer several material adverse consequences, including (i) our wind energy production and sales for the project may be significantly lower than we predict; (ii) our hedging arrangements may be ineffective or more costly; (iii) we may not produce sufficient energy to meet our commitments to sell electricity or RECs and, as a result, we may have to buy electricity or RECs on the open market to cover our obligations or pay damages; and (iv) our projects may not generate sufficient cash flow to make payments of principal and interest as they become due on the debt we provided on the project, and we may have difficulty refinancing such debt.

Our investments in biomass facilities may be negatively affected by our inability to maintain stockpiles of the products on which such facilities operate and/or to source the necessary personnel to operate such facilities.

The production of biomass facilities can be significantly affected by the supply of and demand for specific products and services, especially biomass such as corn, wood chips or soybean oil, the supply and demand for energy commodities, the price of capital expenditures, government regulation, world and regional events and economic conditions. Generally, we will need to maintain a sufficient stockpile of the specific products on which biomass facilities operate. Our investments in such facilities may be negatively affected by any such supply and/or demand shortages.

In addition, investments in biomass facilities require a team of experienced personnel to manage such facilities and are, therefore, more susceptible than our other investments to shortages in experienced personnel. Moreover, the COVID-19 pandemic is more likely to have an impact on the operations of a biomass facility than our other types of investments.

Our investments in energy storage facilities may be negatively affected by a number of factors, including increases in storage costs, risk of fire and decreases in retail peak electricity pricing.

Energy storage is a segment of the energy markets that has experienced significant growth in recent years as storage costs have fallen. The continued growth of the energy storage industry depends on a number of uncertain factors, including continued

decreases in storage costs. Our investments in energy storage facilities may be negatively affected by increases in storage costs and/or decreases in procurement of energy storage. Energy storage technologies are immature and, thus, the performance of such technologies is uncertain. To the extent we invest in lithium-ion battery storage systems, such systems may be subject to risk of fire due to the fire risk associated with lithium-ion batteries.

In addition, our investments in energy storage systems may require us to guarantee an electricity customer’s utility bill cost savings by providing offsetting load during peak electricity consumption hours. If we are required to guarantee such cost savings and a customer’s cost savings decrease below the guaranteed amount, due to a decrease in retail peak electricity pricing or otherwise, we would be required to pay an amount equal to the difference between the customer’s actual cost savings and the guaranteed amount.

In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of potential portfolio projects, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.

Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, appraisers, accountants, independent engineers, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Advisor’s reduced control of the functions that are outsourced. In addition, if the Advisor is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. In the due diligence process and in making an assessment regarding a potential investment, the Advisor will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large portfolio investments. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to the risk management procedures described in this annual report, will achieve their desired effect, and potential investors should regard an investment in us as being speculative and having a high degree of risk.
Risks Related to Debt Financing and Lending
We may need to incur financial leverage to be able to achieve our investment objectives. We cannot guarantee the availability of such financings.

To achieve our investment objectives, we may be required to utilize financial leverage. We may borrow money to make investments, for working capital, and to make distributions to our members. No portion of the net worth of GCM, our sponsor, and its affiliates will be available to us to satisfy our liabilities or other obligations. Accordingly, we are subject to the risk that we are unable to obtain financing at all or on commercial terms that acceptable to us. Moreover, if we are able to obtain financing, we will be subject to the risk that our cash flow will not be sufficient to cover the required debt service payments and, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale, at significantly depressed prices in some cases due to market conditions or otherwise, to satisfy the obligations. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our members.

If we borrow money, the potential for gain or loss on the amounts invested in us will be magnified, and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our members, and result in losses.

We currently use leverage to finance certain of our investments. We generally target a leverage ratio of up to $2 of debt for every $1 of equity on our overall portfolio, with individual allocations of leverage based on the mix of asset types and obligors; however, we will in no event exceed a leverage ratio of $3 of debt for every $1 of equity, unless any excess is approved by a majority of our independent directors. The amount of leverage that we employ will depend on the Advisor’s assessment of market and other factors at the time of any proposed borrowing. The Operating Agreement does not impose limits on the amount of leverage we may employ. There can be no assurance that leveraged financing will be available to us on attractive terms or at all. The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, there will be an increased risk of investing in our shares. If the value of our assets decreases, leveraging would cause such value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our members.

The base management fee payable to GCM increases with the use of leverage and thus, GCM will have a financial incentive to incur leverage.

In addition, we and our members will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fees payable to the Advisor. Furthermore, as the base management fee payable to GCM is payable based on the average of the values of our gross assets for each day of the prior month, including up to $50 million of those assets acquired with leverage, GCM may have a financial incentive to incur leverage, which may not be consistent with our members’ interests. The performance participation fee, to which the Special Unitholder, an affiliate of the Advisor, is entitled may encourage the Advisor to use leverage to increase the total return on our portfolio.

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

Changes to, or the elimination of, the London Interbank Offered Rate (“LIBOR”) may adversely affect interest expense related to our borrowings.

In connection with our borrowings to finance our investments, we pay interest, based on LIBOR, which is the subject of recent national, international and regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to stop encouraging or compelling banks to submit rates for the calibration of LIBOR by the end of 2021. On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced plans to cease publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve has issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR's phaseout could cause LIBOR to perform differently than in the past or cease to exist. In June 2017, the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. As such, the future of LIBOR and the potential alternatives at this time is uncertain.

The potential effect of any such event on our cost of capital cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the values of our investments.
Risks Related to Our Current Offering and Our Shares
The offering price may change on a monthly basis, and investors will purchase shares at the offering price that is effective at the time they submit their subscriptions.

The offering price for the shares may change on a monthly basis. Investors will purchase shares at the offering price that is effective at the time they submit their subscriptions. In addition, if there are issues or delays processing an investor’s subscription, the offering price may change prior to the acceptance of such subscription; however, such investor will purchase shares subscribed for at the price that was effective at the time such investor submitted his or her subscription and not at the newly changed offering price.

The shares that were sold in our security offerings will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, when purchasing any class of shares, investors have limited liquidity and may not receive a full return of their invested capital if they sell their shares.
The shares offered by us are illiquid assets for which there is not expected to be any secondary market, nor is it expected that any will develop in the future. Investors' ability to transfer shares is limited. Pursuant to the Operating Agreement, we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a member. Moreover, our share repurchase program should not be relied on as a method to sell shares promptly, because our share repurchase program includes numerous restrictions that limit investors' ability to sell their shares to us, and we may amend, suspend or terminate our share repurchase program at any time without advance notice. In particular, the share repurchase program provides that we may make repurchase offers only to members that have held their shares for a minimum of one year, which one-year holding period will be waived in the event of the departure of certain of our key personnel. In addition, commencing with the quarter-ending September 30, 2021, we will limit repurchases (i) during any 12-month period, to 20% of our weighted average number of outstanding shares; and (ii) during any fiscal quarter, to 5.00% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the fiscal quarters prior to the quarter ending September 30, 2021, the share repurchase limits are lower, ranging from 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters to 3.75% of the weighted average number of shares outstanding in the prior four fiscal quarters.

Our ability to repurchase shares is subject to and may be limited by the company’s available funds. Therefore, it will be difficult for investors to sell their shares promptly or at all. In addition, we have no present intention to consummate a liquidity event for the company, and the price received for any shares sold prior to any such liquidity event is likely to be less than the proportionate value of our assets. The shares should be purchased as a long-term investment only.
Investors' interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Potential investors in this offering do not have preemptive rights to any shares we issue in the future. Our Operating Agreement authorizes us to issue up to 400,000,000 shares. Pursuant to our Operating Agreement, a majority of our entire Board of Directors may amend our Operating Agreement from time to time to increase or decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without member approval. After an investor's purchase in this offering, we may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings, or issue share-based awards to our independent directors, GCM and/or employees of GCM. To the extent we issue additional equity interests after an investor's purchase in this offering, that investor's percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, investors may also experience dilution in the value of their shares.
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
In addition, the payment of any distribution fees over time with respect to certain classes of shares will be deemed to be paid from cash distributions that would otherwise be distributable to the holders of such classes of shares. Accordingly, the holders of such classes of shares will receive a lower cash distribution to the extent of such holders’ obligation to pay such fees. Because the payment of such fees is not a deductible expense for tax purposes, the taxable income of the company allocable to the holders of such classes of shares may, therefore, exceed the amount of cash distributions made to such holders.
The U.S. Internal Revenue Service (“IRS”) could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the shares if the IRS does not accept the assumptions or conventions we utilize.
U.S. federal income tax rules applicable to partnerships are complex, and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. We apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to members in a manner that reflects members’ economic gains and losses, but these assumptions and conventions require judgment in application with the applicable Treasury regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the Internal Revenue Code of 1986 (the “Internal Revenue Code”), and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to investors.
If we were to become taxable as a corporation for U.S. federal income tax purposes, we would be required to pay income tax at corporate rates on our net income, and distributions by us to members would constitute dividend income taxable to such members, to the extent of our earnings and profits.
While we plan to continue to operate so that we will qualify to be treated for U.S. federal income tax purposes as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities we are undertaking and the possibility of future changes in its circumstances, it is possible that we will not so qualify for any particular year. Our taxation as a partnership will depend on our ability to meet, on a continuing basis, through actual operating results, the “qualifying income exception.” We expect to satisfy this exception by ensuring that most of our investments that do not generate “qualifying income” are held through taxable corporate subsidiaries. However, we may not properly identify income as “qualifying.” Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy the qualifying income exception.

If, for any reason, we become taxable as a corporation for U.S. federal income tax purposes, our items of income and deduction would not pass through to our members, and our members would be treated for U.S. federal income tax purposes as shareholders in a corporation. We would be required to pay income tax at corporate rates on our net income. Distributions by us to members would constitute dividend income taxable to such members, to the extent of our earnings and profits, and the payment of these distributions would not be deductible by us. These consequences would have a material adverse effect on us, our members and the value of the shares.

While it is expected that we will operate so that we will qualify to be treated for U.S. federal income tax purposes as a partnership, we expect that a significant portion of our investments will not generate “qualifying income,” and that we will conduct a significant portion of our operations through GREC, our wholly owned subsidiary treated as a C-corporation for U.S. federal income tax purposes and subject to U.S. federal income tax on its net income. Conducting our operations through GREC will allow us to effectively utilize tax incentives generated from projects in which we hold controlling equity stakes to reduce the taxable income generated by our other investments through tax incentives that are better utilized by C-corporations than other forms of entities. Because a significant portion of our investments will be held through GREC, the tax benefit of our being a partnership for U.S. federal income tax purposes will be limited to the income generated by the investments that we directly hold.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Equity
The company’s shares are not listed or traded on any recognized securities exchange. Since the initial closing and through March 1, 2021, the company sold shares on a continuous basis at the following prices:

Period		Class *
From	To	A	C	I	P-A		P-I
25-Apr-14	4-Nov-15	$10.00	$9.58	$9.19	N/A		N/A
5-Nov-15	4-Feb-16	$10.02	$9.60	$9.21	N/A		N/A
5-Feb-16	5-May-16	$10.05	$9.62	$9.23	N/A		N/A
6-May-16	3-Aug-16	$10.07	$9.64	$9.25	$9.59		$8.81
4-Aug-16	6-Nov-16	$10.23	$9.79	$9.39	$9.79		$8.95
7-Nov-16	7-Feb-17	$10.28	$9.58	$9.45	$9.78		$8.83
8-Feb-17	4-May-17	$10.22	$9.53	$9.39	$9.70		$8.76
5-May-17	17-May-17	$10.17	$9.48	$9.34	$9.70		$8.69
18-May-17	3-Aug-17	$9.74	$9.07	$8.94	$9.70		$8.69
4-Aug-17	2-Nov-17	$9.72	$9.08	$8.93	N/A		$8.73
3-Nov-17	5-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75
6-Feb-18	6-May-18	$9.78	$9.09	$8.98	$9.65	**	$8.81
7-May-18	2-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84
3-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90
1-Nov-18	6-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89
7-Feb-19	6-May-19	$9.63	$9.01	$8.84	$9.50	***	$8.76
7-May-19	1-Aug-19	N/A	N/A	N/A	N/A		$8.76
2-Aug-19	8-Nov-19	N/A	N/A	N/A	N/A		$8.77
9-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93
20-Mar-20	18-May-20	N/A	N/A	N/A	N/A		$8.90
19-May-20	20-Aug-20	N/A	N/A	N/A	N/A		$8.95
21-Aug-20	1-Nov-20	N/A	N/A	N/A	N/A	***	$9.02
2-Nov-20	31-Jan-21	N/A	N/A	N/A	$9.42		$9.02
1-Feb-21	26-Feb-21	N/A	N/A	N/A	$9.38		$8.96
1-Mar-21	-	N/A	N/A	N/A	$9.44		$9.02
*     While Class P-S, P-T and P-D were available for sale commencing on October 18, 2020, no sales occurred during the period ending December 31, 2020, and offering prices were excluded from the above table.
**     Effective April 16, 2018
***    Ceased February 8, 2019 and recommenced on November 2, 2020

HOLDERS
As of December 31, 2020, the company has issued 19,291,085 Class A shares (including 23,601 to GCM), 2,847,735 Class C shares,7,297,470 Class I shares, 95,798 Class P-A shares and 37,601,369 Class P-I shares.

DISTRIBUTIONS
The following table reflects the distributions declared during the year ended December 31, 2020:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 3, 2020	$1,788,378	$603,861	$2,392,239
March 2, 2020	1,733,079	562,148	2,295,227
April 1, 2020	1,890,329	593,364	2,483,693
May 1, 2020	1,838,776	578,227	2,417,003
June 1, 2020	1,829,781	551,532	2,381,313
July 1, 2020	1,827,331	532,189	2,359,520
August 3, 2020	2,133,835	548,210	2,682,045
September 1, 2020	2,157,292	546,746	2,704,038
October 1, 2020	2,178,752	529,372	2,708,124
November 2, 2020	2,285,360	539,622	2,824,982
December 1, 2020	2,281,547	524,274	2,805,821
January 1, 2021	2,447,041	537,476	2,984,517
Total	$24,391,501	$6,647,021	$31,038,522

The following table reflects the distributions declared during the year ended December 31, 2019:

Pay Date	Paid in Cash	Values of Shares Issued Under DRP	Total
February 1, 2019	$1,317,325	$583,571	$1,900,896
March 1, 2019	1,247,614	552,615	1,800,229
April 1, 2019	1,452,585	611,400	2,063,985
May 1, 2019	1,438,057	600,614	2,038,671
June 3, 2019	1,553,801	622,584	2,176,385
July 1, 2019	1,764,339	383,813	2,148,152
August 1, 2019	1,850,929	393,237	2,244,166
September 2, 2019	1,664,451	613,333	2,277,784
October 1, 2019	1,647,779	589,769	2,237,548
November 1, 2019	1,715,922	609,493	2,325,415
December 2, 2019	1,693,670	587,119	2,280,789
January 1, 2020	1,784,956	605,129	2,390,085
Total	$19,131,428	$6,752,677	$25,884,105

The following table reflects the distributions declared during the year ended December 31, 2018:

Pay Date	Paid in Cash	Values of Shares Issued Under DRP	Total
February 1, 2018	$728,738	$464,821	$1,193,559
March 1, 2018	682,039	428,310	1,110,349
April 2, 2018	790,925	474,370	1,265,295
May 1, 2018	792,185	475,874	1,268,059
June 1, 2018	883,662	507,728	1,391,390
July 2, 2018	927,638	502,333	1,429,971
August 1, 2018	1,013,883	529,333	1,543,216
September 4, 2018	1,078,310	541,479	1,619,789
October 1, 2018	1,097,313	529,751	1,627,064
November 1, 2018	1,178,736	555,383	1,734,119
December 3, 2018	1,177,142	546,446	1,723,588
January 2, 2019	1,260,777	570,961	1,831,738
Total	$11,611,348	$6,126,789	$17,738,137
PERFORMANCE GRAPH
Not applicable.
Sales of Unregistered Securities
During the year ended December 31, 2020, the company sold 37,155 Class P-A shares and 16,112,855 Class P-I shares under a private placement memorandum. During the year ended December 31, 2019, the company sold 2,631 Class P-A shares and 9,631,640 Class P-I shares under a private placement memorandum. During the year ended December 31, 2018, the company sold 15,478 Class P-A shares and 8,469,306 Class P-I shares under a private placement memorandum.
Issuer Purchases of Equity Securities
For the year ended December 31, 2020, the company repurchased 815,199 Class A shares, 66,086 Class C shares, 429,396 Class I shares and 651,619 Class P-I shares at a total purchase price of $7,019,041, $554,021, $3,696,134 and $5,869,806, respectively, pursuant to the company’s share repurchase program. For the year ended December 31, 2019, the company repurchased 558,579 Class A shares, 16,929 Class C shares, 185,871 Class I shares and 223,681 Class P-I shares at a total purchase price of $4,807,693, $142,110, $1,596,905 and $1,975,682, respectively, pursuant to the company’s share repurchase program. For the year ended December 31, 2018, the company repurchased 442,979 Class A shares, 7,601 Class C shares, 59,781 Class I shares and 15,481 Class P-I shares at a total purchase price of $3,743,387, $65,340, $528,898 and $136,845, respectively, pursuant to the company’s share repurchase program.

The table below provides information concerning the company’s repurchase of shares during the years ended December 31, 2020, 2019 and 2018 pursuant to the company’s share repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Repurchase Shares Offered
January 1 to March 31, 2020	214,035	$8.63	604,463
April 1 to June 30, 2020	393,042	8.64	624,513
July 1 to September 30, 2020	676,734	8.79	676,734
October 1 to December 31, 2020	678,489	8.77	1,020,558
Total - 2020	1,962,300	$8.73	2,926,268

January 1 to March 31, 2019	141,933	$8.69	320,849
April 1 to June 30, 2019	292,954	8.65	333,950
July 1 to September 30, 2019	297,932	8.79	333,396
October 1 to December 31, 2019	252,241	8.60	333,188
Total - 2019	985,060	$8.70	1,321,383

January 1 to March 31, 2018	80,197	$8.75	153,486
April 1 to June 30, 2018	99,881	8.76	165,445
July 1 to September 30, 2018	184,254	8.88	184,254
October 1 to December 31, 2018	141,511	8.77	184,539
Total - 2018	505,843	$8.79	687,724

Commencing with the quarter ending September 30, 2021, we will limit repurchases (i) during any 12-month period, to 20% of our weighted average number of outstanding shares; and (ii) during any fiscal quarter, to 5.00% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the fiscal quarters prior to the quarter ending September 30, 2021, the share repurchase limits are lower, ranging from 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters to 3.75% of the weighted average number of shares outstanding in the prior four fiscal quarters.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected financial data of the company as of December 31, 2020, 2019, 2018, 2017 and 2016 and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 are derived from our consolidated financial statements that have been audited by KPMG, our independent registered public accounting firm. This financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report:

	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016
Statements of Assets and Liabilities data at period end
Investments, at fair value	$648,809,997	475,175,871	307,176,115	218,386,174	115,123,101
Swap contracts, at fair value	—	21,223	435,603	156,068	90,697
Cash and cash equivalents	15,848,563	8,636,839	39,122,635	10,144,014	13,055,090
Restricted cash	—	429,252	—	—	—
Other assets	23,717,901	23,895,897	1,931,236	1,488,639	4,807,976
Total assets	688,376,461	508,159,082	348,665,589	230,174,895	133,076,864
Swap contracts, at fair value	9,750,909	4,899,566	311,641	—	—
Payable for investments purchased	4,451,570	7,502,267	8,901	15,414,205	—
Term note payable, net of financing costs	86,501,654	68,886,785	29,527,046	12,910,364	3,270,399
Other liabilities	32,120,469	11,233,004	4,040,292	2,510,709	2,346,081
Total liabilities	132,824,602	92,521,622	33,887,880	30,835,278	5,616,480
Total members’ equity (net assets)	$555,551,859	$415,637,460	$314,777,709	$199,339,617	$127,460,384

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Statement of operations data
Total Investment income	$24,429,902	$18,762,705	$19,392,582	$13,339,269	$8,236,025
Management fee expense	10,364,635	8,461,616	5,803,893	3,490,942	2,018,434
All other expenses	12,419,411	6,087,286	3,907,374	2,389,285	1,921,793
Expense reimbursement to (from) Advisor	—	—	—	—	636,926
Net investment income (loss) before taxes	1,645,856	4,213,803	9,681,315	7,459,042	3,658,872
Provision for (benefit from) income taxes	(7,161,831)	(3,188,431)	1,458,669	2,619,076	(1,142,738)
Franchise tax expense	—	125,143	138,436	23,415	121,940.00
Net investment income (loss)	8,807,687	7,277,091	8,084,210	4,816,551	4,679,670
Net realized gain on investments	7,830,550	12,915,738	—	693,882	4,578
Net change in unrealized appreciation (depreciation) on investments	51,377,370	27,296,880	2,955,079	5,929,033	(1,473,781)
Net change in unrealized appreciation (depreciation) on foreign currency translation	92,019	7,589	(118,496)	97,763	40,703
Net change in unrealized appreciation on swap contracts	(4,872,567)	(5,002,305)	(32,106)	65,371	90,697
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	(18,529,344)	(10,461,973)	1,042,698	(413,014)	2,428,240
Net increase (decrease) in net assets resulting from operations	$44,705,715	$32,033,020	$11,931,385	$11,189,586	$5,770,107
Per share data (Basic and Diluted) (1)
Net asset value (Class A)	$8.61	$8.40	$8.40	$8.54	$8.56
Net asset value (Class C)	$8.35	$8.23	$8.21	$8.28	$8.32
Net asset value (Class I)	$8.61	$8.40	$8.42	$8.54	$8.56
Net asset value (Class P-A)	$8.70	$8.44	8.41	$—	8.54
Net asset value (Class P-I)	$9.02	$8.73	$8.62	$8.67	$8.54
Net investment income (loss)	$0.16	$0.17	$0.27	$0.25	$0.43
Net realized gain on investments	$0.14	$0.29	$—	$0.04	$—
Net change in unrealized appreciation (depreciation) on investments, net of incentive allocation to Special Unitholder	$0.50	$0.15	$0.11	$0.23	$0.12
Net change in unrealized appreciation (depreciation) on foreign currency translation	$—	$—	$—	$0.01	$—
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	$(0.34)	$(0.24)	$0.03	$(0.02)	$0.22
Net increase (decrease) in net assets attributed to common members	$0.81	$0.61	$0.38	$0.53	$0.55
Distributions declared (Class A)	$0.57	$0.61	$0.61	$0.60	$0.60
Distributions declared (Class C)	$0.56	$0.53	$0.59	$0.59	$0.60
Distributions declared (Class I)	$0.57	$0.61	$0.61	$0.60	$0.60
Distributions declared (Class P-A)	$0.57	$0.60	$0.22	$0.28	$0.26
Distributions declared (Class P-I)	$0.58	$0.58	$0.58	$0.58	$0.25
Other data
Weighted average common shares outstanding	54,057,620	43,788,187	29,799,735	18,922,343	11,043,156
Total return, net of expense reimbursement to/from Advisor, attributed to common shares based on net asset value (Class A)	9.56%	7.30%	5.39%	6.77%	7.72%
Total return, net of expense reimbursement to/from Advisor, attributed to common shares based on net asset value (Class C)	8.49%	7.54%	6.24%	6.51%	4.62%
Total return, net of expense reimbursement to/from Advisor, attributed to common shares based on net asset value (Class I)	9.51%	7.17%	5.50%	6.75%	7.68%
Total return, net of expense reimbursement to/from Advisor, attributed to common shares based on net asset value (Class P-A)	10.12%	5.66%	(0.03)	—%	0.03
Total return, net of expense reimbursement to/from Advisor, attributed to common shares based on net asset value (Class P-I)	10.23%	8.15%	6.14%	8.55%	3.21%
Number of portfolio company investments at period end	28	34	26	18	9
Purchases of investments	$395,034,767	$353,585,860	$135,741,382	$127,069,013	$91,786,650
Principal payments and sales of investments for the period	$67,958,438	$53,845,909	$4,621,231	$30,496,206	$26,689,615

(1)The per share calculation for net asset value was based on shares outstanding. All other per share calculations were derived by using the weighted average shares outstanding.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Various statements in this annual report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results, or to our expectations regarding future industry trends, are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, our Advisor’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under “Risk Factors” and elsewhere in this report. All forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to update or revise any forward-looking statements because of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:
•changes in the economy;
•the ability to complete the renewable energy projects in which we invest;
•our relationships with project developers, lawyers, investment and commercial banks, individual and institutional investors, consultants, diligence specialists, EPC companies, contractors, renewable energy technology manufacturers (such as panel manufacturers), solar insurance specialists, component manufacturers, software providers and other industry participants in the renewable energy, capital markets and project finance sectors;
•fluctuations in supply, demand, prices and other conditions for electricity, other commodities and RECs;
•public response to and changes in the local, state and federal regulatory framework affecting renewable energy projects, including the potential expiration or extension of the PTC, ITC and the related U.S. Treasury grants and potential reductions in RPS requirements;
•competition from other energy developers;
•the worldwide demand for electricity and the market for renewable energy;
•the ability or inability of conventional fossil fuel based generation technologies to meet the worldwide demand for electricity;
•our competitive position and our expectation regarding key competitive factors;
•risks associated with our hedging strategies;

•potential environmental liabilities and the cost of compliance with applicable environmental laws and regulations, which may be material;
•our electrical production projections (including assumptions of curtailment and facility availability) for our renewable energy projects;
•our ability to operate our business efficiently, manage costs (including general and administrative expenses) effectively and generate cash flow;
•availability of suitable renewable energy resources and other weather conditions that affect our electricity production;
•the effects of litigation, including administrative and other proceedings or investigations relating to our renewable energy projects;
•non-payment by customers and enforcement of certain contractual provisions;
•risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and
•future changes in laws or regulations and conditions in our operating areas.
Overview
Greenbacker Renewable Energy Company LLC, (the "LLC"), a Delaware limited liability company formed in December 2012, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and other sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly owned subsidiary, GREC.
GREC is a Maryland corporation formed in November 2011, and the LLC currently holds all of the outstanding shares of capital stock of GREC. GREC Entity HoldCo LLC (“GREC HoldCo”), a wholly owned subsidiary of GREC, was formed in Delaware in June 2016. GREC Administration LLC and Danforth Shared Services LLC, both wholly owned subsidiaries of GREC, were formed in Delaware in January 2020 and May 2019, respectively. The use of “we,” “us,” “our” and the “company” refer, collectively, to the LLC, GREC, GREC HoldCo, GREC Administration LLC and Danforth Shared Services LLC. We are externally managed and advised by our Advisor, Greenbacker Capital Management LLC (the “Advisor” or “GCM”), a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year-end is December 31.
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
Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability-related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as RECs and EECs. We initially have focused on solar, wind and energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics due to the relative predictability of sunlight over the course of time compared to other renewable energy technologies, and therefore we expect them to provide more stable income streams. However, technological advances in wind turbines and other energy-generation technologies, as well as government incentives, also make wind energy and other types of projects attractive. Solar energy projects provide maximum energy production during daylight hours in the summer months when days are longer and nights shorter. Solar energy projects tend to have minimal environmental impact, enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established, and it is relatively simple to integrate new acquisitions and projects into our portfolio.
Over time, we have broadened our strategy, and expect to continue to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include wind farms, hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability-related assets and businesses.

Our preferred investment strategy is to acquire controlling equity stakes in our target assets or to be named the managing member of a limited liability company in order to oversee and supervise its operations. We define controlling equity stakes as companies in which we own 25% or more of the voting securities of such company, have greater than 50% representation on such company’s Board of Directors, or as the managing member of a limited liability company. However, we will also provide financing to projects owned by others, including through the provision of secured loans which may or may not include some form of equity participation.
We may also provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity and preferred equity, and make minority equity investments. We may also participate in projects by acquiring contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of a project. We may also make equity investments in or loans to parties financing the supply of renewable energy and energy efficiency to residential and commercial customers or adopting strategies that encourage energy conservation to reduce the consumption of energy by those customers. Our ongoing strategy will be tailored to balance long-term cash flow certainty, which we can achieve through long-term agreements for our projects, with shorter-term arrangements that allow us to potentially generate higher risk-adjusted returns.

We expect to supplement our equity capital and increase potential returns to our members through the use of prudent levels of borrowings both at the corporate level and the project level. In addition to any corporate credit facility or other secured and unsecured borrowings, we expect to use other financing methods at the project level as necessary, including but not limited to joint venture structures, construction loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, we may issue publicly or privately placed debt instruments. When appropriate, we will seek to replace short-term sources of capital with long-term financing.
Through the year to December 31, 2020, we executed five portfolio acquisition transactions, two portfolio sales, nine portfolio consolidations and one portfolio disposal, resulting in a total of 28 portfolios to date, as well as seven secured loans. As our access to capital has increased, the average size of the investment has increased from 19.83 MW per portfolio in 2019 to 41.70 MW per portfolio in 2020, a 110.29% increase year over year.
Our renewable energy projects generate revenue primarily by selling (1) generated electric energy and/or capacity to local utilities and high-quality utility, municipal, corporate and individual residential counterparties; and (2) in some cases, RECs, EECs and other commodities associated with renewable generation or related incentives. We seek to acquire or finance projects that contain transmission infrastructures and access to power grids or networks that will enable the generated power to be sold. We generally expect our projects will have PPAs with one or more counterparties, including local utilities or other high-credit-quality counterparties, who agree to purchase the electricity generated from the project. We refer to these PPAs as “must-take contracts,” and we refer to these other counterparties as “offtakers.” These must-take contracts in general are output-based and guarantee that all electricity generated by each project will be purchased.
Although we intend to work primarily with high-credit-quality counterparties, if an offtaker cannot fulfill its contractual obligation to purchase the power, we generally can sell the power to the local utility or other suitable replacement counterparty, which would potentially ensure that revenue is generated for all solar electricity generation. We may also generate revenue from the receipt of interest, fees, capital gains and distributions from investments in our target assets.
We employ a rigorous credit underwriting process for each of our contractual counterparties, including: (1) identification of high-credit-quality counterparties with appropriate bonding and insurance capacity; (2) where available, the review of counterparty financial statements and/or publicly available credit rating reports; (3) worst-case analysis testing of assets; (4) ongoing monitoring of acquired assets and counterparty creditworthiness, including monitoring the public credit ratings reports issued by Moody’s and Standard and Poor’s; and (5) reviewing individual FICO scores in regard to residential solar where the homeowner is the counterparty.

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the years ended December 31, 2020 and 2019.

	For the year ended December 31, 2020	For the year ended December 31, 2019
Investment grade
Utility	64.9%	60.2%
Municipality	8.6%	8.1%
Corporation	1.0%	0.2%
Subtotal investment grade	74.5%	68.5%

Non-investment grade or no rating
Utility	16.1%	15.0%
Municipality	4.7	2.4
Residential	—	12.4
Corporation	4.7	1.7
Subtotal non-investment grade or no rating	25.5%	31.5%
Total	100.0%	100.0%
Our PPAs, when structured with utilities and other large commercial users of electricity, are generally long-term in nature, tied to 100% of the output of the specific generating asset, and priced at a rate established pursuant to a formula set by the contract. The formula is often dependent upon the type of subsidies, if any, offered by the local and state governments for project development. Although we focus on projects with long-term contracts that ensure price certainty, we may also look for projects with shorter-term arrangements that will allow us to participate in market rate changes, which may lead to higher current income.
Certain projects are structured as “behind the meter” agreements with residential, commercial or government entities. Under these agreements, all electricity generated by a project will be purchased by the offtaker at an agreed-upon rate that may be set at a slight discount to the retail electric tariff rate for the offtaker. These agreements also typically provide for annual rate increases over the term of the agreement, although that is not a necessary requirement. The behind the meter agreement is generally long term in nature, and further typically provides that, should the offtaker fail to fulfill its contractual obligation, any electricity that is not purchased by the offtaker may be sold to the local utility, usually at an equivalent wholesale spot electric rate.
We have structured some of our previous investments in residential solar with similar commercial arrangements to those of the PPAs with utilities and other large commercial users of electricity of our energy projects, as described above.
We currently finance energy efficiency projects, which seek to enable residential customers, businesses and governmental organizations to consume less energy while at the same time providing the same or greater level of amenity. Financing for energy efficiency projects is generally used to pay for energy efficiency retrofits of buildings, homes and businesses, and replacement of other inefficient energy-consuming assets with more modern technologies. These projects are structured to provide predictable long-term cash flows by receiving a portion of the energy savings and the potential sale of associated RECs and EECs generated by such installations. In each of our renewable energy and energy efficiency investments, we intend, where appropriate, to maximize the benefits of renewable portfolio standards (RPS) as well as other U.S. federal, state and local government support and incentives for the renewable energy industry.
In October 2020, Greenbacker Development Opportunities Fund I, LP ("GDEV") was launched to make private equity and development capital investments in the sustainable infrastructure industry. GREC's investment in GDEV is synergistic with the company's core business, and it is expected to retain and strengthen existing developer relationships, increase the number of developer relationships within the company going forward, generate incremental investment opportunities for the company and give the company insights into new markets and trends within the industry.
Financing Strategy

We expect to supplement our equity capital and increase potential returns to our members through the use of prudent levels of borrowings both at the corporate level and the project level. The Operating Agreement does not impose limitations on the amount of borrowings we may employ, either at the corporate level or the project level. We expect that we will generally target a leverage ratio of up to $2 of debt for every $1 of equity on our overall portfolio, with individual allocations of leverage based on the mix of asset types and obligors; however, we will in no event exceed a leverage ratio of $3 of debt for every $1 of equity, unless any excess is approved by a majority of our independent directors. In addition to any corporate-level credit facility or other secured and unsecured borrowings, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions, and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, we may issue publicly or privately placed debt instruments. Our indebtedness may be recourse or non-recourse, and may be cross-collateralized. In addition, we may invest in assets subject to existing liens, or may refinance the indebtedness on assets acquired on a leveraged basis. We may use the proceeds from any borrowings to acquire assets, refinance existing indebtedness, finance investments or for general corporate purposes. In addition to these financing methods, we may utilize tax equity structures to monetize tax attributes that exceed a renewable energy project owner’s U.S. federal income tax liability.

The table below sets forth the company’s investments in alternative energy generation portfolios as of December 31, 2020.

	Acquisition Date	Industry	Location(s)	Form of Investment*	Cost**/Principal Amount***	Assets	Generation Capacity in (MW)***
Pacifica Portfolio	Second quarter 2020, Third quarter 2020	Battery Storage	California	100% Ownership	$8,839,235	Operating and to-be-constructed battery energy storage facilities	14.3
Canadian Northern Lights Portfolio	Fourth quarter 2014, Fourth quarter 2015	Commercial Solar	Ontario, Canada	100% Ownership	$1,603,136	Rooftop-mounted solar photovoltaic systems	0.6
Conic Portfolio	First quarter 2018, Second quarter 2018, Fourth quarter 2018	Commercial Solar	Colorado, North Carolina	Managing Member, Majority Equity Owner	$12,544,825	Commercial ground and rooftop-mounted photovoltaic systems	37.0
East to West Solar Portfolio	First quarter 2015, Second quarter 2015, Fourth quarter 2015, Second quarter 2018, First quarter 2019	Commercial Solar	Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina	100% equity ownership or Managing Member, Majority Equity Owner	$24,667,990	Commercial ground and rooftop-mounted photovoltaic systems	14.9
Foresight Solar Portfolio	Fourth quarter 2017	Commercial Solar	California, Colorado	100% Ownership	$17,600,743	Commercial ground and rooftop-mounted photovoltaic systems	10.0
Golden Horizons Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	100% Ownership	$9,290,000	Commercial ground and rooftop-mounted photovoltaic systems	7.8
Green Maple Portfolio	Fourth quarter 2014, Fourth quarter 2015, Fourth quarter 2019	Commercial Solar	Vermont	100% Ownership	$26,844,254	Commercial ground and rooftop-mounted photovoltaic systems	13.1
Longleaf Solar Portfolio	Fourth quarter 2018	Commercial Solar	North Carolina	Managing Member, Majority Equity Owner	$23,380,186	Commercial ground and rooftop-mounted photovoltaic systems	21.8
Magnolia Sun Portfolio	Third quarter 2015, First quarter 2016, First quarter 2019, First quarter 2020	Commercial Solar	California, Indiana, Maryland, Massachusetts, New Jersey, New York and Tennessee	100% equity ownership or Managing Member, Majority Equity Owner	$33,008,559	Commercial ground and rooftop- mounted photovoltaic systems	18.5
Midway III Solar Portfolio	Fourth quarter 2017	Commercial Solar	California	Managing Member, Majority Equity Owner	$11,544,921	Commercial ground and rooftop-mounted photovoltaic systems	26.0
Six States Solar Portfolio	Fourth quarter 2015, Second quarter 2016, Third quarter 2017, Second quarter 2018	Commercial Solar	Arizona, California, Colorado, Connecticut, Indiana and North Carolina	100% Ownership	$12,470,306	Ground and rooftop-mounted solar systems	13.0
Sunny Mountain Portfolio	Third quarter 2014	Commercial Solar	Colorado	100% Ownership	$888,081	Commercial and residential ground and rooftop-mounted solar photovoltaic systems	0.8

	Acquisition Date	Industry	Location(s)	Form of Investment*	Cost**/Principal Amount***	Assets	Generation Capacity in (MW)***
Trillium Portfolio	Fourth quarter 2019, First quarter 2020, Second quarter 2020, Third quarter 2020, Fourth quarter 2020	Commercial Solar	Arizona, Carolina, Colorado, Maryland, Massachusetts, Michigan, New Jersey, North Carolina, Oregon, Pennsylvania, Vermont and Washington D.C.	Managing Member, Majority Equity Owner	$83,219,738	Commercial ground and rooftop-mounted photovoltaic systems	155.3
Turquoise Solar Portfolio	Fourth quarter 2018	Commercial Solar	Nevada	Managing Member, Majority Equity Owner	$17,829,605	Commercial ground and rooftop-mounted photovoltaic systems	61.2
Greenbacker Wind Portfolio - California	Fourth quarter 2017	Wind	California	100% Ownership	$9,500,000	Operating wind power facilities	6.0
Greenbacker Wind Portfolio - HoldCo	Second quarter 2017, Fourth quarter 2017, Second quarter 2019, Third quarter 2019	Wind	Idaho, Iowa, Minnesota, Vermont	100% Ownership	$73,244,891	Operating wind power facilities	131.3
Greenbacker Wind Holdings II	Fourth quarter 2015, Fourth quarter 2016, Fourth quarter 2020	Wind	Iowa and Montana	100% equity ownership or Managing Member, Majority Equity Owner	$33,834,320	Operating wind power facilities	85.0
Greenbacker Wind Portfolio - Massachusetts	Fourth quarter 2019	Wind	Massachusetts	Managing Member, Majority Equity Owner	$10,486,133	Operating wind power facilities	5.0
Eagle Valley Biomass Portfolio	Second quarter 2019	Biomass	Colorado	100% Ownership	$23,236,352	Operating biomass facility	12.0
Greenbacker Wind Portfolio - Maine	First quarter 2020	Pre-Operational Assets	Maine	100% Ownership	$12,704,196	Pre-operational wind power facilities	15.3
Sego Lily Portfolio	Fourth quarter 2020	Pre-Operational Assets	California and Utah	100% Ownership	$29,178,404	Commercial ground and rooftop-mounted photovoltaic systems	115.3
Citrine Portfolio	Third quarter 2020, Fourth quarter 2020	Pre-Operational Assets	California, New York, North Carolina and South Dakota	100% Ownership	$23,523,051	Commercial ground and rooftop-mounted photovoltaic systems	153.1
Greenbacker Development Opportunities Fund I, LP	Fourth quarter 2020	Other	N/A	Equity Owner	$5,371,585	Private equity membership interests	N/A
Other Portfolios	Third quarter 2018, Second quarter 2019, Fourth quarter 2019	Other	California, Colorado, North Carolina	100% Ownership	$18,297,861	Commercial ground and rooftop-mounted photovoltaic systems	N/A
GREC Energy Efficiency Portfolio	Third quarter 2015	Energy Efficiency	Puerto Rico	Capital Lease	$339,708	Energy efficiency LED lighting	N/A
Renew AEC One, LLC	Fourth quarter 2015	Energy Efficiency	Pennsylvania	Secured Loan	$398,640	Energy efficiency LED lighting	N/A
SE Solar Loan	First quarter 2019	Secured Loan	North Carolina	Secured Loan	$5,005,244	Loan	N/A

	Acquisition Date	Industry	Location(s)	Form of Investment*	Cost**/Principal Amount***	Assets	Generation Capacity in (MW)***
Hudson Loan	Third quarter 2019	Secured Loan	New York	Secured Loan	$6,021,402	Loan	N/A
TUUSSO Loan	Fourth quarter 2019	Secured Loan	Washington	Secured Loan	$6,763,096	Loan	N/A
Encore Loan	Fourth quarter 2019	Secured Loan	Vermont	Secured Loan	$10,606,725	Loan	N/A
New Market Loan	Fourth quarter 2019	Secured Loan	North Carolina	Secured Loan	$5,007,350	Loan	N/A
Hudson Loan II	Third quarter 2019	Secured Loan	New York	Secured Loan	$3,923,873	Loan	N/A
*    100% equity ownership, majority equity owner (≥50%), equity owner (<50%), Managing Member of the Limited Liability Company, secured loan or a capital lease.
**    Does not include assumed project-level debt
***    Approximate
The investments described above have allowed us to execute on our strategy of constructing a portfolio of projects offering predictable power-generation characteristics and generally stable income streams, which include seasonal solar generation income (generally stronger in the summer months), wind generation income (generally stronger in the winter months), biomass generation income and energy efficiency lighting investments.
The LLC conducts a significant portion of its operations through GREC, of which the LLC is the sole shareholder—both of the shares of common stock and the special preferred stock. We intend to continue to operate our business in a manner permitting us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are not a blank check company within the meaning of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”), and have no specific intent to engage in a merger or acquisition in the next 12 months.
Pursuant to the now-terminated Registration Statement on Form S-1 (File No. 333-211571), we offered on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests. The primary offering was terminated on March 29, 2019. The company’s initial offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) terminated on February 7, 2017. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 (File No. 333-231960) we were offering a maximum of $10,000,000 in shares to our existing shareholders pursuant to the DRP. As of November 30, 2020, pursuant to our Registration Statement on Form S-3 (File No. 333-251021), the company is offering up to an additional $20,000,000 in shares to our existing shareholders pursuant to the DRP. Shares of the company’s limited liability company interests issued pursuant to the DRP through the period ending September 30, 2020 were being offered at the price equal to the then current offering price per each class of shares less selling commissions and dealer manager fees. Effective October 1, 2020, DRP shares are being offered at a price equal to our monthly share value for each class of our shares.
Pursuant to a Private Placement Memorandum, the company is currently offering Class P-A, P-I, P-S, P-T, and P-D shares. After the finalization of the December 31, 2020 net asset value and Monthly Share Value, the current offering price of the Class P-I and P-A shares is $9.02 and $9.44 per share, respectively. There have been no sales of Class P-S, P-T and P-D shares through the period ending December 31, 2020. To the extent that our Monthly Share Value per share per class on the most recent valuation date increases above or decreases below our prior monthly share value per share per class, we will adjust the offering prices of each class of shares as appropriate.
As of December 31, 2020, 2019 and 2018, through initial purchases of shares and participation in the DRP, our Advisor owned 23,601 shares.
As of December 31, 2020, we had received subscriptions for and issued 67,133,640 of our shares (including shares issued under the DRP) for gross proceeds of $617,098,806 (before dealer manager fees of $4,308,949 and selling commissions of $14,198,029) for net proceeds of $598,591,828. As of December 31, 2019, we had received subscriptions for and issued 50,190,331 of our shares (including shares issued under the DRP) for gross proceeds of $465,384,994 (before dealer manager fees of $4,307,374 and selling commissions of $14,190,829 for net proceeds of $446,886,791).
General Market Overview for Alternative Energy Projects
The U.S. electric consumer expects a virtually error-free, consistent supply of sufficient electricity at all times for all purposes. The U.S. power industry, which includes energy generation and transmission, is structured to ensure a sufficient, constant supply of energy to all end users to meet varying demand requirements on a minute-by-minute basis. Historically, the mix of electricity supply was dependent largely on fossil fuels such as coal and natural gas, as well as nuclear and hydroelectric power. However, this is changing rapidly due to the rise of renewable energy. According to the U.S. Energy Information Administration (the “EIA”), fossil fuels such as coal, petroleum and gas supplied about 67% of the U.S.’s requirements in 2014, highlighting a heavy reliance on nonrenewable resources for power. Since 2014 however, there has been a shift in the mix highlighted by a substantial rise in both natural gas, which has now overtaken coal as the primary source of electricity generation, and renewables, which comprised 17% of the generation mix in 2019. We believe that renewable energy is poised to gain even more market share over the decades to come, driven largely by several trends:

The decline of coal. The U.S. coal industry is declining in the face of lower-cost natural gas and renewable energy, and regulations designed to reduce greenhouse gas emissions and protect public health.

Falling price of renewables. The cost of renewable energy, particularly solar and wind, has fallen substantially over the past decade, making renewable energy the lowest-cost provider of new generation in many markets.

State mandates. State requirements to use more renewable energy sources have contributed to the historic growth of renewables, and are likely to drive further growth.

Federal support. Availability of government and other financial incentives for building new renewable capacity has supported the case for renewables when they were priced.

Environmental concerns. Reliance on fossil fuels has resulted in excessive production of harmful greenhouse gas emissions, which has been identified as one of the major causes of global climate change and numerous other environmental issues. This has led to growing support among the voting public for an energy transition based upon renewable energy.

The result of these and other factors is that renewable energy has gone from being a niche player in energy markets to being widely perceived as the present and future of energy generation in the United States. Validating the idea that a sea change is occurring in U.S. energy markets, the EIA reported that U.S. electricity generation from renewable energy exceeded coal for the first time in April 2019, and forecasts that coal generation will decline 13% in 2020. The EIA also projects natural gas generation will only grow 1.3% in 2020—the slowest rate since 2017—while non-hydropower renewable energy generation will grow 15% in 2020—the fastest rate in four years.

We anticipate that these trends will accelerate the growth of renewable energy, particularly solar and wind for power generation and batteries for storage. Bloomberg New Energy Finance’s New Energy Outlook for 2019 estimates that the global energy mix will move from “two-thirds fossil fuels in 2018 to two-thirds zero-carbon energy by 2050. For wind and solar that's '50 by 50' with these technologies supplying almost 50% of world electricity by 2050, ending the era of fossil fuel dominance in the power sector.”

The U.S. Renewable Energy Industry Has Been a High-Growth Market

The market for renewable energy has grown rapidly over the past decade. According to Renewable Energy Data Book, renewable electricity grew to nearly 205% of total installed capacity and more than 17% of total electric power generation in the United States in 2017. According to the same publication, renewable electricity accounted for 60% of all new electricity capacity installations in the United States in 2017.

The U.S. Renewable Energy Industry Is Expected to Be a High-Growth Market for Decades

We believe that demand for renewable energy will continue to grow as countries seek to reduce their dependence on outside sources of energy, and as the political and social climate continues to demand social responsibility on environmental matters. The EIA anticipates that generation from renewable energy sources will grow by 77% from 2010 to 2035 in its base case. This expected increase is supported by renewable fuel standards, state-level renewable electricity standards, and U.S. federal tax credits.

In addition, supported in part by federal tax credits in the early part of the projection period, U.S. federal renewable fuel standards and state RPS, non-hydropower renewable generating capacity is expected to grow at a faster rate than fossil fuel capacity, according to the Renewable Energy Data Book. According to this and other industry sources, including the EIA, total renewable energy capacity is expected to increase to 15% of U.S. electric power generation, primarily due to projected increases in the generation capacity of wind, solar and biomass energy.

Capital Shortage in the Market

According to Bloomberg New Energy Finance, spending on renewable energy capacity is expected to total $7 trillion from 2010 to 2030. Limited conventional fuel supplies, growing demand for energy, advances in technology, continuing climate change and improving price competitiveness between traditional and renewable energy sources are expected to drive the continued growth of renewable energy for years to come, Bloomberg New Energy Finance reports. Notwithstanding this growing demand, we believe that there is currently a shortage of capital available to satisfy the demands of the renewable energy sector in the United States and around the world, particularly with respect to newly developed small and mid-size projects and businesses. In addition, much of the capital that is available is focused on larger projects that have long-term offtaker contracts in place and does not allow project owners to take any “merchant” or investment risk with respect to RECs. We believe many project developers are not finding, or are encountering delays in accessing capital for their projects. As a result, we believe a significant opportunity exists for us to provide new forms of capital to meet this demand. With our permanent capital structure, we are ideally suited for investments in long-term assets like renewable energy, energy efficiency and other sustainability-related projects.

Current Competition in the Alternative Energy—Solar Marketplace
The solar financing market started as a cottage industry where developers would bring together high-net-worth investors to fund single solar and wind transactions. Though successful in jumpstarting the industry, true capital formation is a relatively new phenomenon and is not as well developed as in other asset classes. Currently in the alternative energy—solar marketplace, there are several sources of capital:
•Developer/Owner Operators. The major competition we face in the market for the assets we target comes from privately backed developer/owner operators. The capital from these organizations has generally been sourced from a combination of family offices/private equity funds and hedge funds. These organizations are generally set up as developers, with investment return expectations in the 20%—30% range.
However, to facilitate the most favorable exit for the sponsors, the developer/owner operators seek to accumulate a significant portfolio of operating assets to provide a base level of stable and predictable earnings for the enterprise. Through a combination of developer profits and leverage they can generate satisfactory ongoing returns, with the bulk of the upside being generated for the sponsors through the exit. Particularly in circumstances where equity markets experience a downturn, we are of the opinion that this group of buyers will ultimately be capital constrained.
•Single-Purpose Limited Partnerships. These entities are typically funded by high-net-worth individuals or family offices, and are generally focused on a small number of deals, as they have a limited amount of capital to invest.
•Utilities. These are funded by institutional investors, including large life insurance companies, pension funds and infrastructure funds. This sector dominates investment in the larger projects (e.g., $100,000,000 or greater). We tend not to encounter this group in the markets we target because scale is always an important consideration for larger institutions.
In management’s view, the company has been competitive in bidding for solar assets against all these sources of capital and maintains a significant pipeline of deals that can be consummated as offering proceeds are raised.
Opportunities in Solar Power Today
We believe that the greatest opportunity exists within the Small Utility Scale, Commercial Solar and Community Solar segments of the market. In the Small Utility Scale market, the company can buy assets with similar commercial attributes to the Large Utility Scale projects—investment-grade offtaker, same equipment and warranties, same operations and maintenance service provider—but where returns are higher.
We have also noted a growing trend among U.S. corporations to work with developers and financiers to provide renewable power for their operations. Driven by a desire to save money, create certainty around long-term electricity prices and support green marketing initiatives, the Commercial and Industrial (C&I) segment is rapidly becoming one of the most exciting parts of the renewable energy project market. These deals tend to be smaller than Utility Scale solar, which fits well with our strategy of focusing on the lower middle market segment of the industry.
A number of U.S. states have adopted programs that encourage the development of Community Solar Projects, where groups of companies, municipalities and individuals can buy renewable power from solar and wind plants that are located within the customers' utility zone. While there are certain complexities associated with such projects, we are closely monitoring the rapid growth of this segment.
In our view, there is a significant opportunity to aggregate portfolios of high-quality Small Utility Scale, Commercial Solar and Community Solar projects working with experienced developers looking for a reliable and sustainable source of capital to increase the certainty of their closing transactions. As a result, we have been focusing on building relationships with respected developers with a view toward acquiring pipelines of projects rather than one-off deals.
By working closely with developers to efficiently close their transactions, we are seeking to create a sustainable competitive advantage that will lead to recurring and consistent deal flow. Importantly, our strategy is differentiated from the developer/owner operators mentioned above, because we do not seek to compete with the developers. Rather, we work with developers so that they can focus their activities on development while we focus on the financing and long-term ownership of their developments. This alignment of interests is mutually beneficial and symbiotic.
Current Competition in the Alternative Energy—Wind Marketplace
For the U.S. wind industry, 2020 was its strongest year to date; the fourth quarter alone added more wind power than in the entirety of 2019. Capacity increased by 85% over the previous year, producing 16,913 MW in total. In particular, the fourth quarter brought 10,593 MW of that capacity, obliterating previous records and bringing total U.S. wind power capacity to 122,478 MW—enough energy to power 38 million homes, according to the American Clean Power Association’s Market Report Fourth Quarter 2020.
Thus, current market conditions remain favorable for additional wind development in 2021. Particularly for smaller middle market transactions involving assets similar to those in our current portfolio, we believe that we will continue to be competitive in bidding for wind assets. We also believe that we may see opportunities to purchase operating wind assets that have run through their tax credits.
Opportunities in Wind Today
We believe that the middle market segment presents the best opportunities for investment. This sector faces less competition for assets than the large utility scale sector, which tends to be fully banked. Furthermore, we believe that targeted investments in select wind opportunities provide us with increased diversification of cash flows stemming from the fact that wind assets tend to perform better in the winter months while solar tends to perform better in the summer months.
We believe that this countercyclical diversification is highly beneficial in managing our cash flows throughout the year. We also believe that we are well positioned to find investable assets in this sector, given our track record of purchasing four wind portfolios of this size range over the past two years. These purchases have enabled us to build relationships with respected developers that we may be able to work with in the near future.
General Market Overview for Battery Storage

In 2020, investment in the battery storage sector was up 136%, with $6.6 billion in 54 deals, according to Mercom Capital. This was driven by falling costs, particularly in certain battery chemistries such as lithium-ion. According to a recent analysis by Lazard in its “Levelized Cost of Storage Analysis (LCOS 6.0),” storage costs have declined across most use cases and technologies, particularly for shorter-duration applications. In addition, long-duration storage has begun to gain traction as a commercially viable solution to challenges created by intermittent energy resources such as solar or wind.

Due to its potential for rapid growth, as well as new state mandates rapidly falling costs for both short-term and long-term storage, battery storage represents a large and growing investment opportunity, we believe, for the foreseeable future.
Factors Impacting Our Operating Results
The results of our operations are affected by a number of factors, and will primarily depend on, among other things, the supply of renewable energy assets in the marketplace; the revenues we receive from renewable energy and energy efficiency projects and businesses; the market price of electricity; the availability of government incentives; local, regional and national economies; general market conditions; and the amount of our assets that are operating versus those that are non-operating because they are currently under construction. Additionally, our operations are impacted by interest rates and the cost of financing provided by other financial market participants. Many of the factors that affect our operating results are beyond our control.
Size of portfolio. The size of our portfolio of investments is a key revenue driver. Generally, as the size of our portfolio grows, the amount of income we receive will increase. In addition, our portfolio of investments may grow at an uneven pace, as opportunities to make investments in our target assets may be irregularly timed, and the timing and extent of GCM’s success in identifying such assets, and our success in acquiring such assets, cannot be predicted. Lastly, other than management fees, most of our expenses are of a fixed nature. Therefore, expenses as a percentage of net assets are reduced as the net assets of the company increase.
Pre-operational and non-earning assets. The increasing amount of pre-operational and non-earning assets (defined as deposits and other cash investments not currently generating an investment return) in our portfolio is a significant factor in our revenue and net asset value. The amount of cash invested in these pre-operational and non-earning assets reduces our investment income until (1) the asset reaches its commercial operation date; or (2) otherwise begins generating an investment return and commences regular distributions to the company. We believe these assets, once operational or income generating, will provide returns consistent with the company’s investment strategy.
Credit risk. We encounter credit risk relating to: (1) counterparties to the electricity and environmental credit sales agreements (including PPAs) for our projects; (2) counterparties responsible for project construction and hedging arrangements; (3) companies in which we may invest; and (4) any potential debt financing we or our projects may obtain. We seek to mitigate credit risk by entering into contracts with high-quality counterparties. However, it is still possible that these counterparties may be unable to fulfill their contractual obligations to us.
If counterparties to the electricity sales agreements for our projects or the companies in which we invest are unable to make payments to us when due, or at all, our financial condition and results of operations could be materially adversely affected. While we seek to mitigate construction-related credit risk by entering into contracts with high-quality EPC companies with appropriate bonding and insurance capacity, if the EPCs to the construction agreements for our projects are unable to fulfill their contractual obligations to us, our financial condition and results of operation could be materially adversely affected. We seek to mitigate credit risk by deploying a comprehensive review and asset selection process, including worst-case analysis and careful ongoing monitoring of acquired assets, as well as mitigation of negative credit effects through back-up planning. Nevertheless, unanticipated credit losses may occur that could adversely impact our operating results.
Electricity prices. All our projects benefit from take-or-pay agreements, with terms structured to take 100% of the power output. On average, the contracts in our existing portfolio have approximately 17 years remaining prior to exposure to market prices. The credit standing of the contract counterparty is a particular focus in situations where the contracts have a price escalator. Escalating contracts create an incentive for the counterparty to not continue to perform if the contract pricing deviates materially from the market price. If the contract is with a public or investment-grade entity, we have generally been confident that the contract terms will be honored. The only exception might apply in situations where rising electricity prices could create pressure around a political change at the state or local level.
Due to the take-or-pay nature of the contracts, we believe that the company is largely insulated from the daily volatility of electricity market prices. Nevertheless, we monitor these markets to stay abreast of developments in the industry as they occur. Over recent years, we have seen a lot of volatility in gas prices. However, that volatility has been slow to translate into movements in electricity prices.
Electricity pricing is a function of a range of factors. The price of gas is just one component. Electricity prices also include: (1) a recovery of the cost of the generation plant; (2) the labor to operate it; (3) the cost to transport the fuel to the plant; (4) the cost to wheel the power to the customer; and (5) the cost to administer the utility. Thus, gas price volatility has less impact on the delivered price of electricity than one might expect.
The U.S. Energy Information Agency of the Department of Energy anticipates that electricity prices will rise annually by between 2.5% and 3.0% nationally for the next 20 years (on a nominal basis). Assuming the price at which we sell the power under our contracts is set at a discount to the current electricity price, and the escalator (to the extent there is one) is less than 2.5% per annum, we expect the contracted price will remain close to, if not below, the market price of electricity throughout the entire term of the contract.
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
Market conditions. We believe that demand for alternative forms of energy from traditional fossil-fuel energy will continue to grow as countries seek to reduce their dependence on outside sources of energy and as the political and social climate continues to demand social responsibility on environmental matters. Notwithstanding this growing demand, particularly with respect to small and mid-size projects and businesses that are newly developed, we believe that a significant shortage of capital currently exists in the market to satisfy the demands of the renewable energy sector in the United States and around the world.
Many of the traditional sources of equity capital for the renewable energy marketplace were attracted to renewable energy projects based on their ability to utilize ITCs and tax deductions. We believe that due to changes in their taxable income profiles that have made these tax incentives less valuable, these traditional sources of equity capital have withdrawn from the market. In addition, much of the capital that is available is focused on larger projects that have long-term offtake contracts in place and does not allow project owners to take any “merchant” or investment risk with respect to RECs. We believe many project developers are not finding, or are encountering delays in accessing, capital for their projects. As a result, we believe a significant opportunity exists for us to provide new forms of capital to meet this demand.
Regulatory matters. Regulatory and tax policy at the federal and state levels tends to be forward looking rather than retrospective. As a result, we do not see many regulatory or tax issues impacting any assets we already own or buy during the operation of a particular regulatory or tax regime.
Future changes, which could impact the returns on future transactions, will be factored into our buying decisions. In the past, we have seen government policy drive a lot of development activity. For example, when the government announces the phasing out of a tax incentive, developers race to get projects to a stage that ensures the project qualifies for the incentive. Policy-driven activity is generally short lived, but can skew the investment supply and demand dynamic.
From the federal perspective, changes in tax and regulatory policy could negatively affect prospective returns. Federal tax incentives a composed of MACRS depreciation and the ITC. MACRS results in accelerated depreciation of renewable assets over a 5.5-year period. Given the wide application of MACRS to other asset classes, we believe it is less susceptible to change than the ITC. The ITC is a tax incentive that allows an investor to take up to 30% of the installed cost of a solar system as a federal tax credit. This rule was extended at the end of 2015, and again in December 2020, with the credit amounts incrementally lowered over the next few years, from 26% in 2021 to 22% in 2023; to 10% in 2024 and beyond.
Other kinds of regulatory changes that could negatively impact returns include the introduction of some kind of value-added tax either at the federal or state level, changes to property tax regimes, or any kind of targeted tax on the income of renewable energy generation assets. None of these possible changes appear likely any time soon, but it is impossible to predict the future with any real certainty.
Generally, the policy changes that have occurred over the past decade at the U.S. Environmental Protection Agency and U.S. Department of Energy have been very positive for renewables: stronger emission regulations and other mandates improving the case for renewable energy assets. In addition, in 2018, the U.S. imposed tariffs on photovoltaic (“PV”) panels imported to the U.S., which could have an impact on overall U.S. demand.
The regulatory market for electric power is highly fragmented, with each state having significant influence over the functioning of its respective market. As the primary regulator for utilities, states have implemented widely divergent policies. For example, some states allow utilities to be vertically integrated—producers of power as well as operators of the grid. Other states have separated those functions entirely.
We believe that this market diversity is a benefit for our program. States have been highly adept at advancing programs designed to benefit renewable energy, with or without federal government support. There are currently 30 states that have developed a renewable portfolio standard. As a result, we see state regulatory issues as a shifting mosaic of opportunities where some markets will present opportunities while others become less attractive on a prospective basis.
COVID-19 Impact

In March 2020, the United States declared a National Emergency concerning the COVID-19 outbreak. This came after the World Health Organization (“WHO”) declared the virus a global pandemic on March 11, 2020.

Since the outbreak of COVID-19 in the United States, the company has generally been able to conduct its business despite the turmoil in markets and the shuttering of many businesses across the country. We have and will continue to assess the current and future business risks related to COVID-19 as new information becomes available, including any potential performance risk of our PPA and construction counterparties. As of the date of the filing, we are not aware of any material adverse impact to our financial results.
Critical Accounting Policies and Use of Estimates
The following discussion addresses the accounting policies utilized based on our current operations. Our most critical accounting policies involve decisions and assessments that affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable as of the time made and were based upon information available to us at that time. Our critical accounting policies and accounting estimates may be expanded over time as we continue to implement our business and operating strategy. The material accounting policies and estimates that are most critical to an investor’s understanding of our financial results and condition, as well as those that require complex judgment decisions by our management, are discussed below.
Basis of Presentation
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties.
Although we are organized and intend to conduct our business in a manner so that we are not required to register as an investment company under the Investment Company Act, our consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). Overall, we believe that the use of investment company accounting makes our consolidated financial statements more useful to investors and other financial statement users, since it allows a more appropriate basis of comparison to other entities with similar investment objectives.
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
Investment Classification
We classify our investments by level of control. “Control Investments” are investments in companies in which we own 25% or more of the voting securities of such company, have greater than 50% representation on such company’s board of directors, or that are limited liability companies for which we are the managing member. “Affiliate Investments” are investments in companies in which we own 5% or more, and less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are investments that are neither Control Investments nor Affiliate Investments. Because our consolidated financial statements are prepared in accordance with ASC Topic 946, we do not consolidate companies in which we have Control Investments, nor do we apply the equity method of accounting to our Control Investments or Affiliate Investments.
Valuation of Investments
Our Advisor, in conjunction with an independent valuation firm when necessary, subject to the review and approval of the Board of Directors, is ultimately responsible for the determination, in good faith, of the fair value of investments. In that regard, the Advisor has established policies and procedures, which have been reviewed and approved by our Board of Directors, to estimate the fair value of our investments, which are detailed below. Any changes to these policies and procedures are required to be approved by our Board of Directors, including a majority of our independent directors.
Investments for which market quotations are readily available are valued at such market quotations.

For most of our investments, market quotations will not be available. With respect to investments for which market quotations are not readily available, our Board of Directors has approved a multi-step valuation process each fiscal quarter, as described below:
1.Each investment will be valued by GCM. As part of the valuation process, GCM will prepare the valuations and associated supporting materials for review and approval by the Board of Directors.
2.Our Board of Directors has approved the selection of an independent valuation firm to assist with the review of the valuations prepared by GCM. At the direction of our Board of Directors, the independent valuation firm will review the valuations prepared by GCM for the appropriate application of its valuation policies and the appropriateness of the significant inputs used in the valuation models by performing certain limited procedures, which will include a review of GCM’s estimates of fair value for each investment, and providing an opinion that GCM’s estimate of fair value for each investment is reasonable. The independent valuation firm may also provide direct assistance to GCM in preparing fair value estimates if the Board of Directors approves such assistance. In the event that the independent valuation firm is directly involved in preparing the fair value estimate, our Board of Directors has the authority to hire a separate valuation firm to review that opinion of value.
3.The Audit Committee of our Board of Directors reviews and discusses the preliminary valuation prepared by GCM and the report of the independent valuation firm, if any.
4.Our Board of Directors reviews the valuations and approves the fair value of each investment in our portfolio in good faith by GCM.
Loan investments are valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts (for example, interest and amortization payments) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value using current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our loans include as applicable: debt covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the project’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer business entities that are public, mergers and acquisitions comparables and the principal market and enterprise values, among other factors.
Equity investments are also valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts (for example net cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value using current market expectations about those future amounts.
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
OTC derivatives including swap contracts are valued on a daily basis using observable inputs, such as quotations provided by an independent pricing service, the counterparty and broker dealers, whenever available and considered reliable.
We have adopted ASC Topic 820—Fair Value Measurement (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.
ASC Topic 820 clarifies that the fair value price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability; that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:
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
Net unrealized currency gains and losses arising from valuing foreign currency—denominated assets and liabilities at the current exchange rate are reflected as part of Net change in unrealized appreciation (depreciation) on translation of assets and liabilities denominated in foreign currencies in the Consolidated Statements of Operations.separately as unrealized appreciation/depreciation on translation of assets and liabilities denominated in foreign currencies.
Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.
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
Dividend income is recorded when dividends are declared and when it is determined that collection is probable. The timing and amount of dividend income is determined on at least a quarterly basis. This process includes an analysis at the individual project company level based on cash available from operations and working capital needed for the project company operations. Dividend income from our privately held equity investments is recognized when approved. On a quarterly basis at a minimum, dividends received from the company’s project companies, which generally reflect net cash flow from operations after debt service, are declared, accrued and paid.
The proceeds related to the dividend receivable amount of $7,181,629 presented on the Consolidated Statements of Assets and Liabilities as of December 31, 2020 were subsequently collected by February 12, 2021.
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
Offering Costs
Offering costs include all costs to be paid by the company in connection with the offering of its shares, including legal, accounting, printing, mailing and filing fees, charges of the company’s escrow holder, transfer agent fees, due diligence expense reimbursements to participating broker dealers included in detailed and itemized invoices, and costs in connection with administrative oversight of the offering and marketing process, preparing supplemental sales materials, holding educational conferences, attending retail seminars conducted by broker dealers, finder's and other fees paid to third parties and sales commissions paid to registered representatives of our managing broker dealer. When recognized by the company, offering costs will be recognized as a reduction of the proceeds from the offering.
Deferred Sales Commissions

The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker dealers in the future in connection with the sale of shares sold with a reduced front-end-load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of these shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the earlier date of 1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; or 2) the date which approximates an expected liquidity event for the company. The estimated amount of the liability can be updated to the initial recognition as management's assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained. As of December 31, 2020, and December 31, 2019, the company recorded a liability for deferred sales commissions in the amount of $131,875 and $56,483, respectively.
Financing Costs
Financing costs related to debt liabilities of the company, GREC or GREC HoldCo are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the carrying amount of that debt liability. Financing costs are deferred and amortized using the straight-line method over the life of the debt liability.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting,” which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contracts as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. As of December 31, 2020, we have not elected to apply the optional amendments and are currently evaluating the impact of the ASU and the effect on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (fiscal 2020 for the company). Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We have adopted ASU 2018-13 on our consolidated financial statements and disclosures.
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
Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:
•the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;
•the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering;
•the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and
•the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700,000,000 in outstanding common equity held by our non-affiliates as of the last day of our most recently completed second fiscal quarter; (ii) been a public company for at least 12 months; and (iii) filed at least one annual report with the SEC. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

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
Amendments to the Operating Agreement Related to Incentive Allocations

On August 25, 2020, certain amendments to the Operating Agreement to remove the provisions therein related to the Income Incentive Distribution and the Capital Gains Incentive Distribution, in each case allocable to the Special Unitholder under certain circumstances, and to replace them with provisions for a performance participation fee (the “Performance Participation Fee”) based on the periodic total return generated by the company, payable under certain circumstances by the company to the Special Unitholder, was approved by the company’s shareholders and was applied retroactively on April 1, 2020 and for all periods thereafter. The Liquidation Incentive Distribution provision in the Operating Agreement was correspondingly amended to reflect that the Liquidation Incentive Distribution will be calculated based on the difference between the company’s net proceeds from a liquidation or listing of our shares (in either case, as calculated in accordance with the Operating Agreement) and the company’s aggregate NAV immediately prior to the time of such liquidation or listing.
Portfolio and Investment Activity
As of December 31, 2020, the company invested in numerous solar, wind, biomass and energy efficiency projects included in 28 investment portfolios, as well as seven secured loans, as follows:
Canadian Northern Lights Portfolio

The company owns a portfolio of 79 rooftop solar photovoltaic (PV) systems located within a 60-mile radius of Toronto, Ontario, Canada, with a combined generation capacity of approximately 0.6 MW. Lease agreements are in place, and the systems sell power directly to the local utility, Ontario Power Authority, under its microFIT solar program at a fixed rate.
Conic Portfolio
Colorado CSG II, a major component of the Conic Portfolio, consists of 12 operational community solar projects located in Colorado with a combined generating capacity of approximately 23.1 MW. The projects all reached their commercial operations date between December 2018 and June 2019. The projects are part of Xcel Energy’s Community Solar Garden program.
Sun Farm V & VI is also included within the Conic Portfolio, and consists of two operating solar PV systems, the 6.9 MW Sun Farm V and the 7.0 MW Sun Farm VI, located in Perquimans County, North Carolina. The projects were placed in service in the fourth quarter of 2018, and sell power to large utility company through a 15-year fixed-price PPA.
East to West Solar Portfolio
The company owns 11 operating solar power facilities comprising a total of 4.8 MW, located in the states of Colorado, Connecticut, Florida, Hawaii, Indiana and North Carolina (the “MP2” projects). These projects consist of ground and rooftop-mounted solar systems (each, a “System”) located on municipal and commercial properties as follows:
1.Denver International Airport – The Denver International Airport System has a generation capacity of 1.6 MW and is located in Denver, Colorado. The System sells power directly to the City and County of Denver Department of Aviation, under a 25-year fixed-rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year contract.
2.SunSense I – The SunSense I System has a generation capacity of 0.5 MW and is located in Raleigh, North Carolina. The System sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc., under a 20-year fixed-rate PPA.
3.SunSense II – The SunSense II System has a generation capacity of 0.5 MW and is located in Clayton, North Carolina. The System sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc., under a 20-year fixed-rate PPA.

4.SunSense III – The SunSense III System has a generation capacity of 0.5 MW and is located in Fletcher, North Carolina. The System sells power directly to the local utility, Duke Energy/Progress Energy Carolinas, Inc. under a 20-year fixed-rate PPA.
5.NIPSCO III – The NIPSCO “Turtle Top” System has a generation capacity of 0.4 MW and is located in New Paris, Indiana. The System sells power directly to the local utility, Northern Indiana Public Service Company (NIPSCO), under a 15-year escalating-rate PPA.
6.OUC I – The OUC I System has a generation capacity of 0.4 MW and is located in Orlando, Florida. The System sells power directly to the local utility, Orlando Utilities Commission, under a 25-year fixed-rate PPA.
7.KIUC – The KIUC System has a generation capacity of 0.4 MW and is located in Koloa, Hawaii. The System sells power directly to the local utility, the Kauai Island Utility Cooperative, under a 20-year fixed rate PPA.
8.TJ Maxx – The TJ Maxx System has a generation capacity of 0.2 MW and is located in Bloomfield, Connecticut. The System sells power directly to the H.G. Conn. Realty Corp. under a 15-year escalating-rate PPA.
9.Denver Public Schools (Green Valley) – The Green Valley System has a generation capacity of 0.1 MW and is located in Denver, Colorado. The System sells power directly to the Denver Public Schools under a 20-year escalating-rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year fixed-rate contract.
10.Denver Public Schools (Rachel B. Noel) – The Rachel B. Noel System has a generation capacity of 0.1 MW and is located in Denver, Colorado. The System sells power directly to the Denver Public Schools under a 20-year escalating-rate PPA. The System also sells SRECs to the local utility, Xcel Energy, under a 20-year fixed-rate contract.
11.Denver Public Schools (Greenwood) – The Greenwood System has a generation capacity of 0.1 MW and is located in Denver, Colorado. The System sells power directly to the Denver Public Schools under a 20-year escalating-rate PPA. The System also sells SRECs directly to the local utility, Xcel Energy, under a 20-year fixed-rate contract.
Separately, the company owns two additional operating solar PV systems comprising a total of 2.1 MW, located in Gainesville, Florida (the “Gainesville Solar” facilities). Details of Gainesville Solar, which are included in the East to West Solar Portfolio, are as follows:
1.MLH2 – The MLH2 System has a generation capacity of 1.0 MW and is located in Gainesville, Florida, on land owned by the company. The System sells power directly to the local utility, Gainesville Regional Utility, under a 20-year fixed-rate PPA.
2.MLH3 – The MLH3 System has a generation capacity of 1.1 MW and is located in Gainesville, Florida. The System sells power directly to the local utility, Gainesville Regional Utility, under a 20-year fixed-rate PPA.
The company owns an operating solar PV system comprising a total of 1.3 MW, Person County Solar Park 2 (PCIP), located in Timberlake, North Carolina. The system sells power directly to the local utility, Duke Energy/Progress Energy under a 20-year escalating-rate PPA.
In addition, the company owns Phelps 158 Solar Farm, LLC, a solar PV system with capacity of approximately 6.7 MW that sells power to Dominion Energy. The project is located in Conway, North Carolina. Phelps 158 Solar Farm, LLC is included in the East to West Solar Portfolio.
Foresight Solar Portfolio
The Foresight Solar Portfolio is a 10.0 MW portfolio of operating solar projects located in California and Colorado. The portfolio consists of six operating ground mount systems between 0.5 MW and 2.0 MW, which have been operational from the third quarter of 2013 through the fourth quarter of 2014.
Golden Horizons Portfolio
The Golden Horizons Portfolio consists of two operating solar PV systems comprising 7.8 MW located in North Palm Springs, California. The projects were placed in service during 2011 and sell power to a California utility through a 20-year PPA.

Green Maple Portfolio
The company originally acquired nine solar power facilities in various locations in the state of Vermont, totaling 7.4 MW (the “Green Maple Portfolio”). In the fourth quarter of 2019, an additional asset, Brattleboro, comprising 5.7, MW was purchased. A brief summary of each project is as follows:
1.Charter Hill Solar – The Charter Hill System has a generation capacity of 1.1 MW and is located in Rutland, Vermont. The System sells power directly to the local utility, Green Mountain Power, under a 25-year fixed-rate PPA.
2.Williamstown Solar – The Williamstown System has a generation capacity of 0.8 MW and is located in Williamstown, Vermont. The System sells power to a commercial offtaker under a 20-year fixed-rate PPA.
3.GLC Chester Solar – The GLC Chester System has a generation capacity of 0.8 MW and is located in Chester Township, Vermont. The System sells power to various municipal offtakers under 20-year fixed-rate PPAs.
4.Pittsford Solar – The Pittsford System has a generation capacity of 0.7 MW and is located in Pittsford Township, Vermont. The System sells power to various commercial offtakers under 20-year fixed-rate PPAs.
5.Novus Royalton Solar – The Novus Royalton System has a generation capacity of 0.7 MW and is located in Royalton, Vermont. The System sells power to various municipal offtakers under 20-year fixed-rate PPAs.
6.Proctor GLC Solar LLC – The Proctor GLC System has a generation capacity of 0.7 MW and is located in Proctor, Vermont. The System sells power to a municipal offtaker under a 20-year fixed-rate PPA.
7.Hartford Solarfield LLC – The Hartford Solarfield System has a generation capacity of 0.7 MW and is located in Hartford, Vermont. The System sells power to a municipal offtaker under a 20-year fixed-rate PPA.
8. 46 Precision Drive LLC – The 46 Precision Drive System has a generation capacity of 0.7 MW and is located in North Springfield, Vermont. The System sells power to a municipal offtaker under a 20-year fixed-rate PPA.
9.City Garden Solar LLC – The City Garden System has a generation capacity of 1.2 MW and is located in Rutland, Vermont. The System sells power directly to the local utility, Green Mountain Power, under a 25-year fixed-rate PPA.
10.Brattleboro – the company also purchased a 5.7 MW portfolio solar project (“Brattleboro”), located in Brattleboro, Vermont. Brattleboro has been operating since July 2018. The project is contracted for 20 years through a PPA with Windham Solid Waste Management District.
Longleaf Solar Portfolio
The company purchased and constructed a 21.8 MW portfolio of three solar projects (“Longleaf Portfolio”) located in Camden, Jamesville and Martin Counties, North Carolina. All three facilities reached commercial operations during the third quarter of 2019. The Longleaf Portfolio sells all power generated to an investment-grade utility offtaker through a 15-year fixed-rate PPA.
Magnolia Sun Portfolio
1.Powerhouse One – The company owns four solar facilities located in Tennessee, with a total generation capacity of 3.0 MW. The facilities consist of commercial-grade, ground-mounted solar systems located on leased property within a five-mile radius in Fayetteville, Tennessee. The Systems sell power directly to two local utilities: Tennessee Valley Authority and Fayetteville Public Utilities, under long-term PPAs.
2.CaMa Solar – The company owns two solar facilities in California, and one in Massachusetts, with a total generation capacity of 0.6 MW. The California systems sell power to municipal offtakers, Santa Cruz City Schools and Petaluma City Schools of Sonoma County, under long-term PPAs. The Massachusetts system sells power to the WGBH Educational Foundation, located in Boston, Massachusetts, under a long-term PPA.
3.SolaVerde – The company owns 11 solar facilities in Tennessee, with a total capacity of 1.7 MW. Eight of the systems sell power directly to the local utility, Tennessee Valley Authority, under a long-term PPA. Three of the systems sell power to municipal offtakers.

4.HESP – In the first quarter of 2020, the company purchased an operating solar portfolio that consists of nine assets that are located across Maryland, New York and New Jersey. The HESP Portfolio totals 6.9 MW and originally achieved commercial operations between the fourth quarter of 2017 and the first quarter of 2018. The projects sell power to credit-worthy municipalities, schools and corporate offtakers.

5.Rockville – Lastly, the company purchased the managing member interest for a 6.3 MW portfolio of two utility-scale solar projects (“Rockville Portfolio”). The Rockville Portfolio projects have been operating since 2014. The projects consist of a 3.1 MW ground-mounted project and a 3.2 MW roof-mounted project, both located in Indianapolis, Indiana. The projects are contracted for 15 years through PPAs with Indianapolis Power & Light.
Midway III Portfolio
The Midway III portfolio, located in California, was operational as of September 6, 2018. It encompasses an approximate generation capacity of 26.0 MW, with all power sold to a large utility company in California.
Six States Solar Portfolio
The company previously leased 13.0 MW of operating solar power facilities located on 27 sites in the states of Arizona, California, Colorado, Connecticut, Indiana and North Carolina under a master lease agreement. During the remaining term of the lease, which is approximately 11 years, there is the potential for the company to purchase these assets directly upon the agreement and consent of the parties, with over 82% of the contracted revenues from investment-grade counterparties. In June 2018 the company acquired 12 solar systems comprising 4.6 MW that were previously leased. The Six States Solar Portfolio now consists of these 13 facilities plus the remaining 14 facilities that continue to be leased along with the Floyd Road project, noted below.
The owned Six States Solar Portfolio consists of 4.6 MW of ground and rooftop-mounted solar units located on municipal and commercial properties, generally described as follows:
1.The Town of Newington – Newington Public Schools (“Newington”). The Newington system has generation capacity of 0.2 MW and is located in the Town of Newington, Connecticut. The system sells power to the Town of Newington, which encompasses seven schools that serve approximately 4,200 students from kindergarten through 12th grade, which are accredited by the New England Association of Schools & Colleges.
2.Regional School Department – Northwestern Regional School District #7 – Northwestern Regional School District (“Northwestern”). The Northwestern system has generation capacity of 0.4 MW and is located in Winsted, Connecticut. The system sells power to the Northwestern Regional School District, which serves the total Regional Community with an emphasis on middle-school and high-school students.
3.City of Winters – The City of Winters (“Winters”). The Winters system has generation capacity of 0.3 MW and is located in Winters, California. The system sells power to the City of Winters, which is part of the Sacramento–Arden–Arcade–Yuba City, California–Nevada region. The Winters system has generation capacity of 0.3 MW and is located in Winters, California.
4.Adams State College – Adams State College (“Adams”). The Adams system has generation capacity of 0.3 MW and is located in Alamosa, Colorado. The system sells power to Adams State College, a state-supported liberal arts university established in 1921. Additionally, RECs are sold to the local utility, Xcel Energy.
5.Sacramento County Water Agency – Sacramento County Water Agency (“SCWA”). The SCWA system has generation capacity of 0.9 MW and is located in Sacramento, California. The system sells power to the SCWA, which was established in 1952 with the passage of the Sacramento County Water Agency Act and a commitment to providing safe and reliable drinking water to over 55,000 homes and businesses. Additionally, performance-based incentives are sold to the Sacramento Municipality Utility District.
6.Tanque Verde School District – Tanque Verde School District (“TVSD”). The TVSD system is composed of four systems located in Tucson, Arizona, with a total generation capacity of 1.2 MW. The systems sell power to the TVSD, which encompasses four schools. Additionally, RECs are sold to the local utility, Tuscan Electric Power.
7.Northern Indiana Public Service Company – Northern Indiana Public Service Company (“NIPSCO”). The NIPSCO system comprises of three systems located in Goshen, Milford and Topeka, Indiana, with a total generation capacity of

1.3 MW. The systems sell power to NIPSCO, Indiana’s largest natural gas distributor and second-largest distributor of electricity, serving more than one million customers.
The leased Six States Solar Portfolio consists of approximately 8.4 MW of ground and rootop- mounted solar units located on municipal and commercial properties, generally described as follows:
1.South Adams County Water and Sanitation District – The South Adams County Water and Sanitation District (“South Adams”). The South Adams system has generation capacity of 0.2 MW and is located in Commerce City, Colorado. The system sells power under a long-term PPA to the South Adams County Water and Sanitation District, formed in 1953 under the State of Colorado Special District provisions to serve nearly 50,000 customers. Additionally, RECs are sold to the local utility, Xcel Energy.
2.Floyd Road Solar Portfolio – The Floyd Road Solar Portfolio (“Floyd Road”). The Floyd Road system has generation capacity of 6.7 MW and is located in Gaston, North Carolina. The system sells power directly to the local utility, Dominion Energy, under a 15-year PPA. Additionally, RECs are sold to a third party. The system achieved commercial operation in the second quarter of 2017. On July 14, 2017, the company sold Floyd Road for approximately $11,400,000 and leased the facility back for a period of 24 years. De Lage Landen Financial Services was the sale/leaseback entity.
3.Denver Public Schools – Denver Public Schools (“DPS”). The DPS system is comprised of 13 systems located in Denver, Colorado with a total generation capacity of 1.5 MW. The systems sells power to DPS, which encompasses 185 schools that serve 90,150 students. Additionally, RECs are sold to the local utility, Xcel Energy.
Sunny Mountain Portfolio
The residential portion of the Sunny Mountain portfolio is composed of 12 systems located across eight towns in Colorado, with a total generation capacity of 0.1 MW. The commercial portion of the portfolio comprises of nine systems located in Boulder and Broomfield, Colorado, with a total generation capacity of 0.7 MW. The systems sell power to various commercial and municipal offtakers under long-term PPAs.
Trillium Portfolio

The Trillium portfolio consists primarily of operating and to-be-constructed commercial solar projects:

1.In the first quarter of 2020 the company included within the Trillium Portfolio 10 operating solar projects, totaling 23.0 MW; seven of these assets were moved from the Citrine Portfolio. The projects are located across Arkansas, Colorado, Maryland, New Jersey, Vermont and Washington, DC. The projects will sell their generated electricity to a variety of municipal, commercial and utility-grade offtakers through PPA contracts that range from 15 to 28 years. All projects were operational as of the second quarter of 2020.

2.In the second quarter of 2020 a 3.8 MW commercial solar asset was added to the Trillium Portfolio. This project, Mid-River, is located in Northampton County, Pennsylvania. It reached its COD in the third quarter of 2020 and has a 21-year PPA with an investment-grade offtaker.

3.In the second quarter of 2020 an additional 19 assets comprising 68.9 MW of to-be-constructed commercial solar assets were added to Trillium; nine of these assets were moved from the Citrine Portfolio. The projects are located across nine states: California, Colorado, Maryland, Massachusetts, Michigan, North Carolina, New Jersey, Oregon and Vermont. As of December 31, 2020, 16 projects had reached their COD. The remaining projects are expected to achieve commercial operations throughout 2021. These projects have executed PPA agreements ranging from 13 to 25 years.

4.In the third quarter of 2020 an additional nine assets comprising 41.5 MW of pre-operating and operational commercial solar assets and 1.2 MW of battery storage assets were added to the Trillium—Portfolio, eight from the Citrine Portfolio and one from the Colorado CES Portfolio. These projects are located across California, Colorado and Vermont. They have secured PPA contracts that range from 20 to 25 years. As of December 31, 2020, two projects had reached their COD. The remaining projects are expected to achieve commercial operations throughout the first quarter of 2021 to the second quarter of 2021.
5.In the fourth quarter of 2020 an additional 11 assets comprising 16.9 MW of pre-operating and operational commercial solar assets were added to the Trillium Portfolio—five assets with a signed MIPA closed, four moved from the Citrine Portfolio, and two were new assets. These projects are located across Arizona, California, New Jersey, Vermont and

Washington, DC. They have secured PPA contracts that range from 5 to 28 years. As of December 31, 2020, one project reached its COD. The remaining projects are expected to achieve commercial operations from the first quarter of 2021 to the second quarter of 2021.

As of December 31, 2020, the company re-assigned 10 additional assets into the Trillium Portfolio from the Citrine Portfolio. The assets have signed MIPAs, but have not yet closed. In addition, three assets were re-assigned from the Trillium Portfolio: one to the Citrine Portfolio and two to the Sego Lily Portfolio.
Turquoise Solar Portfolio

The company purchased Turquoise Nevada LLC (“Turquoise Solar”), a to-be-constructed 61.2 MW solar project located in Washoe County, Nevada. Turquoise Solar started construction during 2019 and achieved commercial operations in the fourth quarter of 2020. Turquoise Nevada sells 100% of its generated electricity through a 25-year fixed-price PPA with a large, regulated utility.

With the inclusion of owned and leased assets, the company owns and/or operates approximately 155.3 MW of commercial solar power facilities throughout the United States.
Greenbacker Wind — California Portfolio
Wagner Wind, purchased on December 26, 2017, is a 6.0 MW project located in Riverside, California, that sells power directly to the City of Riverside, California under a 15-year escalating-rate PPA. The project consists of two 3.0 MW Vestas V90 turbines. The project was originally placed in service in the fourth quarter of 2012.
GB Wind HoldCo Portfolio
The GB Wind HoldCo Portfolio consists of the following four projects: Fossil Gulch Wind Park (Wind – Idaho), Georgia Mountain Community Wind (Wind – Vermont), Elk and Hawkeye (Wind – Iowa) and Community Wind South (Wind – Minnesota).
1.Wind – Idaho — The company acquired this 10.5 MW project located in Hagerman, Idaho, which sells power directly to the local public utility, Idaho Power Company, under a 20-year escalating PPA. Additionally, RECs are sold to a third party under a fixed-rate contract. The facility originally commenced operations in the third quarter of 2005, and it has been operated continuously since that date.

2.Wind – Vermont — This 10.0 MW project was purchased in December 2017, and is located in Mendon, Vermont. It sells power directly to the City of Burlington Electric Department under a 25-year escalating-rate PPA. The project consists of four 2.5 MW Goldwind turbines. The project was originally placed in service in the fourth quarter of 2012.

3.Wind – Iowa — In the first quarter of 2020, the company acquired an interest in two operating wind projects, Elk and Hawkeye. Elk is a 42.5 MW operating wind farm located in Delaware County, Iowa, and Hawkeye is a 37.5 MW operating wind farm located in Fayette County, Iowa. Elk and Hawkeye reached their COD in 2011 and 2012, respectively, and originally secured a 20- and 25-year busbar PPA with an investment-grade utility. This acquisition received regulatory approval in December 2019 and closed in January 2020.

4.Wind – Minnesota — In August 2019, the company acquired an interest in Community Wind South, a 30.8 MW operating wind farm located in Nobles County, Minnesota (“CWS”). The project reached commercial operations in December 2012 and has 20-year busbar power and REC contracts with Northern States Power (A2/A-), a wholly owned subsidiary of Xcel Energy.
Greenbacker Wind — Massachusetts Portfolio
In May 2019, the company entered into a short-term secured loan agreement with Holiday Hill Community Wind, LLC. In the fourth quarter of 2019, the loan was settled and the underlying asset, Holiday Hill Community Wind, was purchased. The 5.0 MW project is located in Massachusetts and sells power to Russel Municipal Light Department through a 25-year PPA contract. Additionally, RECs are sold to the Chicopee Municipal Lighting Plant and City of Westfield Gas & Electric Department.
Greenbacker Wind Holdings II Portfolio

In November 2020, the Fairfield Wind project and the Greenfield Wind project were added to the Greenbacker Wind Holdings II Portfolio from the Greenbacker Wind — Massachusetts Portfolio. The Fairfield Wind project is a 10.0 MW facility located in Teton County, Montana. The project sells power to NorthWestern Energy under a 20-year fixed-rate PPA. Additionally, RECs are sold to NorthWestern Energy under an escalating capped fixed-rate contract. The facility originally commenced operations in the second quarter of 2014.
The Greenfield Wind Project is a 25.0 MW facility located in Teton County, Montana. The project sells power to NorthWestern Energy under a 25-year fixed-rate PPA, which includes the sale of RECs. The facility originally commenced operation in the fourth quarter of 2016.
In addition, in the fourth quarter of 2020, the company acquired a controlling interest in RPMA Wind Holding I LLC (“Rippey”), a 50.0 MW operating wind farm located in Greene County, Iowa. The project reached commercial operations in November 2012 and has a 25-year PPA contract with Central Iowa Power Cooperative.
The company currently operates approximately 227.3 MW of operating wind power facilities throughout the United States.
EVCE Biomass Portfolio
The EVCE Biomass Portfolio is currently composed of an operating 12.0 MW biomass facility located in Gypsum, Colorado.
The company currently operates approximately 12.0 MW of biomass generation.
Pacifica Portfolio
The original Pacifica Portfolio was a 7.9 MW portfolio, composed of 16 operating and to-be-constructed battery energy storage facilities located in California. The original 16 assets were acquired in the second quarter of 2020. On December 29, 2020, four assets totaling 3.6 MW were sold back to the original developer, resulting in a realized gain of $9,576 recorded on the Consolidated Statements of Operations.
In the third quarter of 2020 an additional 20 projects, also located in California, were acquired, comprising an additional 10.0 MW of battery storage assets. The facilities are contracted to sell power to commercial offtakers for a 10-year term. This transaction resulted in contingent consideration recorded of $2,308,871 as of December 31, 2020, payable for investments purchased on the Consolidated Statements of Assets and Liabilities, and investments in controlled/affiliated portfolios, at fair value on the Consolidated Statements of Assets and Liabilities.
The company currently owns approximately 14.3 MW of battery storage assets throughout the United States.
Citrine Portfolio
The Citrine Portfolio consists of costs associated with approximately 153.1 MW to-be-constructed solar projects located in California, New York, North Carolina and South Dakota. In the fourth quarter of 2020, the SE Solar 2019 Portfolio was consolidated with the Citrine Portfolio. In addition, one project was re-assigned from Trillium to Citrine, and is valued using the income approach. The projects are expected to be placed in service throughout 2021.
As of December 31, 2020, 39 projects were re-assigned from Citrine to Trillium, and one project was re-assigned from Citrine to Sego Lily as these investments transitioned their valuation methodology from the cost approach to the income approach. For further detail on these assets, please refer to the Trillium Portfolio and the Sego Lily Portfolio discussions in this section.
Sego Lily Portfolio

In the fourth quarter of 2020, the company added three pre-operating commercial solar assets totaling 115.3 MW to the Sego Lily Portfolio—one re-assigned from the Trillium Portfolio, one re-assigned from the Citrine Portfolio, and one new asset. These projects are located across California and Utah, and have secured PPA contracts that range from 15 to 20 years. These assets are expected to become operational throughout 2021.

As of December 31, 2020, the company has added an additional three assets into the Sego Lily Portfolio—one re-assigned from the Trillium Portfolio and two new assets. These assets have signed MIPAs, but have not yet closed.

Greenbacker Wind Portfolio –– Maine Portfolio

In March 2020, the company purchased a 15.3 MW to-be-constructed wind farm located in Roxbury, Maine. The project began construction in 2020 and is expected to reach commercial operations in the third quarter of 2021.The project will sell power under a 20-year PPA with four investment-grade, local municipal light departments.

The company has under contract approximately 283.8 MW of pre-operational assets related to future commercial solar and wind power facilities throughout the United States that are expected to become operational in 2021 and beyond.
Other
The other portfolio is currently composed of acquisition costs related to energy projects being acquired in the United States. Additionally, the company has invested capital to acquire and safe harbor panels that will be used in the construction of various pipeline projects.
GREC Energy Efficiency Portfolio

The company maintains three capital leases with AEC-LEDF, LLC related to the ownership of energy-efficient lighting fixtures in three commercial locations in Puerto Rico. The lease period under each of the master lease agreements corresponds with underlying equipment service agreements between LED Funding LLC—the seller of the equipment to GREC Energy Efficiency Portfolio—and the owners of the commercial locations. The equipment service agreement terms range from 7 to 10 years. At the end of each of the lease terms, ownership of the fixtures is retained by the owners of the commercial locations.
Renew AEC One, LLC
In September 2015, the company entered into a secured loan agreement with Renew AEC One, LLC to fund the installation and purchase of energy-efficiency lighting in a warehouse in Pennsylvania. The loan bears an interest rate of 10.25% per annum with principal amortization over a 10-year period ending in February 2025.
LED Funding LLC and Renew AEC One LLC (the “AEC Companies”) are considered related parties, as the members of these entities own an indirect, non-controlling ownership interest in the company’s Advisor. The loans and capital leases outstanding between the AEC Companies and the company were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of December 31, 2020, all loans and capital leases were considered current per their terms.
SE Solar Loan
In February 2019, the company entered into a short-term secured loan agreement with SunEnergy1, LLC. The loan bears an interest rate of 9% and matures on February 21, 2021.
Encore Loan
In October 2019, the company entered into a short-term secured loan agreement with Encore Equipment, LLC. The loan bears an interest rate of 10% and matures on February 28, 2021. On February 28, 2021, the maturity date was amended to March 31, 2021 in the Fifth Amendment to the Loan and Security Agreement.
Hudson Loan
In June 2019, the company entered into a short-term secured loan agreement with Hecate Energy New York Holdings LLC. The loan bears an interest rate of 8% and matures on March 31, 2021.
Hudson II Loan
In November 2019, the company entered into a short-term secured loan agreement with Hecate Energy New York Holdings LLC. The loan bears an interest rate of 8% and matures on March 31, 2021.
New Market Loan

In October 2019, the company entered into a short-term secured loan agreement with New Market Solar, LLC. The loan bears an interest rate of 9% and matures on April 30, 2021.
TUUSSO Loan
In November 2019, the company entered into a short-term secured loan agreement with TUUSSO Energy, LLC. The loan bears an interest rate of 8% and matures on April 30, 2021.
Greenbacker Development Opportunities Fund I, LP
On October 9, 2020, GREC made a $5,000,000 limited partner (“LP”) commitment to Greenbacker Development Opportunities Fund I, LP (“GDEV”), which was increased to $6,075,000 in the fourth quarter of 2020. As of December 31, 2020, $5,371,585 of the commitment was funded.

GDEV is an affiliate of GREC, as GDEV possesses the same Advisor as GREC. The agreement between GDEV and GREC was negotiated at an arm’s length and contains standard terms and conditions that would be included in a third-party limited partnership agreement. However as part of the agreement between GDEV and GREC, GREC was awarded a membership interest in Greenbacker Development Opportunities GP I, LLC (“GDEV GP”), which provides for a 10% allocation of the carried interest in GDEV GP.
Portfolio Disposals
The following portfolios were sold during the year ended December 31, 2020:
Gliden Solar
The company entered into a transaction with Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”) to sell the Gliden Solar LLC investment, included within the Citrine Solar Portfolio, on December 22, 2020 for an initial sale price of $12,752,215, pending final adjustments. GROZ is an affiliate of GREC, as GROZ shares the same Advisor as GREC. Since GROZ is an affiliate of the company, the determination of the purchase price was based on the fair value of the investment as determined by an independent third-party appraiser. The purchase was approved by a majority of the company’s Board of Directors (including a majority of the independent directors) not otherwise interested in the transaction to be fair and reasonable to the company.

The transaction resulted in a realized gain of $1,608,644, all of which was recorded in the 12 months ending December 31, 2020. GROZ paid an initial amount of $7,993,972 at closing. The transaction resulted in a receivable recorded of $4,758,243 as of December 31, 2020, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities.

Residential Portfolios

On March 5, 2020, the company closed a transaction to sell the entirety of its investments in the Greenbacker Residential Solar Portfolio and the Greenbacker Residential Solar Portfolio II (collectively, the “Residential Portfolios”). The Residential Portfolios comprised 3,668 individual residential sites, which were accumulated through a series of transactions from October 2016 to July 2017. The purchase price consideration for this transaction was $42,891,241, which resulted in a realized gain of $8,152,495 recorded for the year ending December 31, 2020, in Net realized gain on investments on the Consolidated Statements of Operations. The transaction resulted in a receivable of nil as of December 31, 2020.

East to West Portfolio Assets

On January 10, 2020, the company closed a transaction to sell three assets, North Carolina I, North Carolina II, and South Robeson, all included within the East to West Portfolio. The portfolio consisted of systems that comprised 11.35 MW of commercial solar photovoltaic systems. The purchase price consideration for this transaction was $11,084,803, which resulted in a realized loss of $(1,574,616) recorded for the year ending December 31, 2020, in Net realized gain on investments on the Consolidated Statements of Operations. The transaction resulted in a receivable of nil as of December 31, 2020.
The following portfolios were sold during the year ended December 31, 2019:
Raleigh Portfolio

On December 24, 2019, the company entered into an agreement to sell 100% of the equity interests in Holocene Renewable Energy Fund 3, LLC. (“Raleigh Portfolio”). The Raleigh Portfolio was composed of 26 MW of commercial ground and rooftop-mounted solar photovoltaic systems located in North Carolina. The purchase price consideration for this transaction was $24,521,981, which resulted in a gain of $3,544,782 as it relates to the sale. During 2020, the company finalized the working capital adjustment for the sale, which resulted in a realized loss of $(398,151) for the 12 months ending December 31, 2020 recorded in Net realized gain on investments on the Consolidated Statements of Operations. This transaction resulted in a receivable recorded of nil and $11,780,854 as of December 31, 2020 and December 31, 2019, respectively, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities.
Enfinity Colorado DHA Portfolio
On October 18, 2019, the company entered into an agreement to sell 100% of the equity of Enfinity Colorado DHA 1, LLC, which comprised 666 residential rooftop solar systems totaling 2.5 MW, located in and around Denver, Colorado. The purchase price consideration for this transaction was $6,895,444. The transaction resulted in a realized gain of $606,580 recorded in the Consolidated Statement of Operations. During 2020, the company finalized the working capital adjustment for the sale, which resulted in a realized loss of $(76,797) for the 12 months ending December 31, 2020, recorded in Net realized gain on investments on the Consolidated Statements of Operations.
Phoenix Portfolio
The company entered into a transaction with Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”) to sell the Sol Phoenix Solar LLC investment, included within the Phoenix Solar Portfolio, on September 30, 2019 for an initial sale price of $16,874,761, pending final adjustments. The sale price was adjusted during the fourth quarter of 2019 and increased to total $17,175,554 as of December 31, 2019, and finalized in the second quarter of 2020 to total $18,060,275. The changes to the purchase price were based upon a final fair value determination of the investment as determined by an independent third-party appraiser. GROZ is an affiliate of GREC, as GROZ shares the same Advisor as GREC. Since GROZ is an affiliate of the company, the determination of the purchase price was based on the fair value of the investment as determined by an independent third-party appraiser. The purchase was determined by a majority of the company’s Board of Directors (including a majority of the independent directors) not otherwise interested in the transaction to be fair and reasonable to the company.

The transaction resulted in a realized gain of $7,636,438, of which $141,974 was recorded in the 12 months ending December 31, 2020. GROZ paid an initial amount of $1,500,000 at closing, with an additional $8,184,393 paid by GROZ as of December 31, 2019. The transaction resulted in a receivable recorded of nil and $7,491,161 as of December 31, 2020 and December 31, 2019, respectively, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities.
Fremont Portfolio
On December 10, 2019, the company, through its wholly owned subsidiary, Citrine Solar LLC, entered into a second transaction with GROZ to sell the Fremont CO I, LLC asset. The asset originally sold for a purchase price of $5,272,475, which increased to $5,335,009 in the second quarter of 2020, based upon the fair value of the investment as determined by an independent third-party appraiser and a determination by a majority of the company’s Board of Directors (including a majority of the independent directors) not otherwise interested in the transaction that the purchase price was fair and reasonable to the company.

The transaction resulted in a realized gain of $794,967 in the year ending December 31, 2019, which was reduced by $(32,576) in the 12 months ending December 31, 2020 due to the final accounting of the sale process. As of December 31, 2019, a total of $2,531,000 was paid by GROZ. The transaction resulted in a receivable recorded of nil and $2,741,476 as of December 31, 2020 and December 31, 2019, respectively, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities.
Investment Summary
The following table presents the gross purchases of the gross funding of additional capital for new or existing investments for the years ended December 31, 2020, 2019 and 2018:

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Battery Storage
Pacifica Portfolio	$8,977,603	$—	$—
Biomass
Eagle Valley Biomass Portfolio	$2,280,896	$21,256,245	$—
Commercial Solar
Canadian Northern Lights Portfolio	—	—	—
Conic Portfolio	1,237,687	14,752,000	—
East to West Solar Portfolio	7,195,813	2,201,800	13,715,000
Foresight Solar Portfolio	4,845,626	590,000	449,929
Golden Horizons Solar Portfolio	—	90,000	200,000
Green Maple Portfolio	840,499	9,230,743	4,507,823
Longleaf Solar Portfolio	314,867	42,901,695	—
Magnolia Sun Portfolio	14,046,828	—	—
Midway III Solar Portfolio	1,029,527	826,488	32,986,364
Raleigh Portfolio	—	150,000	150,000
Six States Solar Portfolio	330,520	600,000	9,250,000
Sun Farm Portfolio	—	—	16,010,798
Sunny Mountain Portfolio	410	—	—
Trillium Portfolio	124,283,655	20,725,345	5,877,188
Turquoise Solar Portfolio	16,651,764	6,318,722	—
Residential Solar
Enfinity Colorado DHA Portfolio	—	505,000	—
Greenbacker Residential Solar Portfolio	13,000	—	—
Greenbacker Residential Solar Portfolio II	265,000	52,000	—
Wind
Greenbacker Wind Portfolio - California	70,000	—	—
Greenbacker Wind Portfolio - HoldCo*	31,098,522	29,600,000	500,000
Greenbacker Wind Portfolio - Iowa	—	20,440,000	—
Greenbacker Wind Portfolio - Massachusetts	550,415	25,720,259	—
Greenbacker Wind Portfolio - Montana	1,067,217	2,647,196	1,750,000
Greenbacker Wind Holdings II	8,889,990	—	—
Pre-Operational Assets
Citrine Portfolio	53,566,106	18,656,925	—
Colorado CES Portfolio	5,298,673	8,468,268	—
Colorado CSG Solar Portfolio	—	—	31,895,702
Electric City Portfolio	7,150,812	4,208,484	—
Greenbacker Wind Portfolio - Maine	12,457,689	—	—
Omni DG Portfolio	6,622,528	17,731,756	—
Opal Portfolio	4,249,337	27,736,916	—
Oregon Sun Portfolio	3,346,465	5,404,787	—
Phoenix Solar Portfolio	2,774,443	18,357,312	9,964,515
SE Solar Portfolio	11,593,159	3,000,000	7,178,207
Sego Lily Portfolio	26,336,685	—	—
Other Investments
Other Portfolios	17,117,347	12,003,453	1,304,356
Greenbacker Development Opportunities Fund I, LP	5,640,962	—	—
Energy Efficiency
GREC Energy Efficiency Portfolio	—	—	1,500
Renew AEC One, LLC	—	—	—
Secured Loans
BNRG Loan**	671,965	—	—
Encore Loan	5,606,046	5,000,680	—
Holiday Hill Loan	—	10,250,000	—
Hudson Loan	464,149	11,537,903	—
Hudson Loan II	—	—	—

New Market Loan	7,350	5,000,000	—
SE Solar Loan	4,000,000	5,000,000	—
TUUSSO Loan	4,141,212	2,621,883	—
	$395,034,767	$353,585,860	$135,741,382
*Includes previous year investments of Greenbacker Wind - Idaho, Greenbacker Wind - Minnesota, and Greenbacker Wind - Vermont
** In October 2020, the company entered into a short-term secured loan agreement with BNRG Portland LLC with a maturity date of December 18, 2020. As of December 31, 2020, the remaining loan balance was paid by BNRG Portland LLC.
For the year ended December 31, 2020, we executed an additional five portfolio acquisition transactions, two portfolio sales, nine portfolio consolidations and one portfolio disposal, resulting in a total of 28 portfolios. In addition to the new portfolios purchased, throughout the year we also added five additional tax equity partnerships that collectively own 46 projects as of December 31, 2020. As a result of these investments our total gross assets purchased reached $395,034,767 an increase year over year of 12% over 2019. Additionally, as our access to capital has increased, the average size of the investment has increased from 19.83 MW per portfolio in 2019 to 41.70 MW per portfolio in 2020, a 110.29% increase year over year.
For the year ended December 31, 2019, we made an additional 12 portfolio company investments and four portfolio sales, causing a net increase of our total portfolio investments to 34. In addition to the new portfolios purchased, throughout the year we also added four additional tax equity partnerships that collectively own 12 projects, as of December 31, 2019. As a result of these investments our total gross assets purchased reached $353,585,860, or an increase year over year of 160% over 2018. Additionally, as our capital resources increased, the average size of the investment increased from 13.98 MW per portfolio in 2018 to 19.83 MW per portfolio in 2019, or a 41.85% increase year over year.
For the year ended December 31, 2018, we made an additional eight portfolio company investments, increasing our total portfolio investments to 26. In addition to the new portfolios purchased, we also added three additional tax equity partnerships that collectively own 16 projects, as of December 31, 2018. As a result of these investments our total gross assets purchased reached $135,741,382, or an increase year over year of 7% over 2017. Additionally, as our capital resources increased, the average size of the investment increased from 10.27 MW per portfolio in 2017 to 13.98 MW per portfolio in 2018, or a 36.03% increase year over year.
The composition of the company’s investments as of December 31, 2020, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage
Pacifica Portfolio	$8,839,235	$8,839,235	1.4%
Subtotal	$8,839,235	$8,839,235	1.4%
Biomass
Eagle Valley Biomass Portfolio	$23,236,352	$23,236,352	3.6%
Subtotal	$23,236,352	$23,236,352	3.6%
Commercial Solar
Canadian Northern Lights Portfolio	$1,603,136	$1,689,628	0.3%
Conic Portfolio	12,544,825	14,919,065	2.3%
East to West Solar Portfolio	24,667,990	21,899,020	3.4%
Foresight Solar Portfolio	17,600,743	22,725,911	3.5%
Golden Horizons Solar Portfolio	9,290,000	17,151,887	2.6%
Green Maple Portfolio	26,844,254	25,972,885	4.0%
Longleaf Solar Portfolio	23,380,186	24,396,613	3.8%
Magnolia Sun Portfolio	33,008,559	36,904,011	5.7%
Midway III Solar Portfolio	11,544,921	12,938,817	2.0%
Six States Solar Portfolio	12,470,306	12,491,391	1.9%
Sunny Mountain Portfolio	888,081	719,838	0.1%
Trillium Portfolio	83,219,738	105,913,033	16.3%
Turquoise Solar Portfolio	17,829,605	17,233,076	2.7%
Subtotal	$274,892,344	$314,955,175	48.6%
Wind
Greenbacker Wind Portfolio - California	$9,500,000	$8,831,781	1.4%
Greenbacker Wind Portfolio - HoldCo	73,244,891	75,013,771	11.5%
Greenbacker Wind Portfolio - Massachusetts	10,486,133	11,525,025	1.8%
Greenbacker Wind Holdings II	33,834,320	35,839,967	5.5%
Subtotal	$127,065,344	$131,210,544	20.2%
Pre-Operational Assets
Citrine Portfolio	$23,523,051	$23,314,570	3.5%
Greenbacker Wind Portfolio - Maine	12,704,196	23,758,084	3.6%
Sego Lily Portfolio	29,178,404	62,135,652	9.6%
Subtotal	$65,405,651	$109,208,306	16.7%
Other Investments
Other Portfolios	$18,297,861	$17,919,529	2.8%
Greenbacker Development Opportunities Fund I, LP	5,371,585	5,371,585	0.8%
Subtotal	$23,669,446	$23,291,114	3.6%
Energy Efficiency
GREC Energy Efficiency Portfolio	$339,708	$342,941	0.1%
Renew AEC One, LLC	398,640	398,640	0.1%
Subtotal	$738,348	$741,581	0.2%
Secured Loans
Encore Loan	$10,606,725	$10,606,725	1.6%
Hudson Loan	6,021,402	6,021,402	0.9%
Hudson II Loan	3,923,873	3,923,873	0.6%
New Market Loan	5,007,350	5,007,350	0.8%
SE Solar Loan	5,005,244	5,005,244	0.8%
TUUSSO Loan	6,763,096	6,763,096	1.0%
Subtotal	$37,327,690	$37,327,690	5.7%
Total	$561,174,410	$648,809,997	100.0%

The composition of the company’s investments as of December 31, 2019, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass
Eagle Valley Biomass Portfolio	21,425,600	21,425,600	4.5%
Subtotal	$21,425,600	$21,425,600	4.5%
Commercial Solar
Conic Portfolio	$12,077,823	$17,828,206	3.8%
East to West Solar Portfolio	39,109,190	41,214,191	8.7%
Foresight Solar Portfolio	13,790,000	14,965,339	3.1%
Golden Horizons Solar Portfolio	9,290,000	15,132,017	3.2%
Green Maple Portfolio	26,561,596	27,268,058	5.7%
Longleaf Portfolio	22,797,404	24,605,536	5.2%
Magnolia Sun Portfolio	10,775,000	6,460,457	1.4%
Midway III Solar Portfolio	10,575,394	11,475,652	2.4%
Six States Solar Portfolio	12,655,306	12,799,005	2.6%
Sunny Mountain Portfolio	884,578	743,768	0.2%
Subtotal	$158,516,291	$172,492,229	36.3%
Residential Solar
Canadian Northern Lights Portfolio	$1,603,136	$1,611,955	0.3%
Greenbacker Residential Solar Portfolio	28,100,000	32,540,979	6.9%
Greenbacker Residential Solar Portfolio II	6,400,000	13,279,521	2.8%
Subtotal	$36,103,136	$47,432,455	10.0%
Wind
Greenbacker Wind Portfolio - California	$9,500,000	$8,777,056	1.8%
Greenbacker Wind Portfolio - HoldCo	25,753,111	35,089,021	7.4%
Greenbacker Wind Portfolio - Iowa	20,440,000	20,440,000	4.3%
Greenbacker Wind Portfolio - Massachusetts	10,169,079	10,902,726	2.3%
Greenbacker Wind Portfolio - Montana	24,756,684	26,451,773	5.6%
Subtotal	$90,618,874	$101,660,576	21.4%
Pre-Operational Assets
Citrine Solar Portfolio	$3,411,249	$3,411,249	0.7%
Colorado CES Portfolio	4,517,354	4,517,354	1.0%
Electric City Portfolio	4,208,484	4,208,484	0.9%
Omni DG Portfolio	17,900,298	17,900,298	3.8%
Opal Portfolio	344,949	344,949	0.1%
Oregon Sun Portfolio	5,404,787	5,404,787	1.1%
Phoenix Solar Portfolio	4,051,138	4,051,138	0.8%
SE Solar Portfolio	5,000,000	5,000,000	1.1%
Trillium Portfolio	24,277,396	24,277,396	5.0%
Turquoise Solar Portfolio	26,602,532	26,602,532	5.6%
Subtotal	$95,718,187	$95,718,187	20.1%
Other Investments
Other Portfolios	$12,656,710	$12,473,975	2.6%
Subtotal	$12,656,710	$12,473,975	2.6%
Energy Efficiency
GREC Energy Efficiency Portfolio	$388,044	$390,019	0.1%
Renew AEC One, LLC	479,140	479,140	0.1%
Subtotal	$867,184	$869,159	0.2%
Secured Loans
Encore Loan	$5,000,680	$5,000,680	1.1%
Hudson Loan	9,481,127	9,481,127	2.0%
New Market Loan	5,000,000	5,000,000	1.1%
SE Solar Loan	1,000,000	1,000,000	0.2%
TUUSSO Loan	2,621,883	2,621,883	0.5%
Subtotal	$23,103,690	$23,103,690	4.9%
Total	$439,009,672	$475,175,871	100.0%

Results of Operations
A discussion of the results of operations for the years ended December 31, 2020, 2019 and 2018 are as follows:
Revenues

As the majority of our assets consist of equity investments in entities established to own and operate our renewable energy projects, the majority of the revenue we generate is in the form of dividend income. Dividend income is not equivalent to the gross revenue produced at the project level, but is instead the amount of free cash that is distributed from the project entities to the company from time to time after paying for all project-level expenses, remitting principal payments not funded by the company, and complying with any specific project-level debt and tax equity covenants. Thus, the presentation of investment income in our financial statements differs from the traditional presentation shown in the financial statements or entities not prepared in accordance with ASC 946 and, most notably, is not equivalent to revenue as one might expect to see in financial statements not prepared in accordance with ASC 946.
The timing and amount of dividend income to be distributed to the company is determined on at least a quarterly basis by the company. This process includes an analysis at the individual project entity level of the cash available from operations and necessary working capital needed for the proper daily operations of the project. As a general rule, the dividend income from our equity investments is recognized as income only when it is received by the company, or expected to be received by the company immediately after each quarter end, whereas the undistributed income is retained within the project entities (i.e., included in the working capital of the project company) and is added to the carrying value of those investments on the balance sheet. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the years ended December 31, 2020, 2019 and 2018 totaled $21,495,843, $17,160,351 and $18,503,814, respectively, while interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees) amounted to $2,934,059, $1,602,354 and $888,768, respectively.
The increase in dividend income in the year ended December 31, 2020 from the year ended December 31, 2019 was primarily attributable to the acquisition of operating assets and completion of construction assets through the end of 2019 and 2020, as well as the overall increase in electricity production from our investments for the year ended December 31, 2020 as compared to the year ended December 31, 2019.
During 2020, our investments increased from $475 million as of December 31, 2019 to $649 million as of December 31, 2020, or a 37% increase. As of December 31, 2020, we have approximately $144 million in pre-operational and non-earning assets, which amounts to 26.0% of our net assets, or 13.4% of our gross investment amount. We expect that the majority, but not all, of the assets that are currently pre-operational and non-earning to become revenue generating during 2021, but we also expect to continue to make new investments in projects prior to the commencement of construction. As noted above, the strategy of investing in projects prior to the commencement of construction resulted in an increase in costs with no immediate increase in dividend income from those projects.

Gross Investment Amount
Balance	December 31, 2020	December 31, 2019	December 31, 2018
Investments in controlled/affiliated and non-controlled/non-affiliated portfolios at fair value	$648,809,997	$475,175,871	$307,176,115
Notes payable balances of the company and its operating entities	$507,108,553	$261,850,711	$92,631,639
Cash, cash equivalents and restricted cash	$15,848,563	$9,066,091	$39,122,635
Less: Note payable balance of the company	$(90,145,500)	$(71,990,467)	$(30,665,460)

Gross Investment Amount	$1,081,621,613	$674,102,206	$408,264,929

Additional Metrics
Pre-operational and non-earning assets	$144,404,286	$128,632,161	$51,632,387
Pre-operational and non-earning assets as a % of gross investment amount	13.4%	19.1%	12.7%
Pre-operational and non-earning assets as a % of net assets	26.0%	31.5%	16.5%

The increase in the interest income for the year ended December 31, 2020 versus 2019 was primarily attributed to the increase in our interest-bearing loans to unaffiliated entities. The increase in the interest income for the year ended December 31, 2019 versus 2018 was primarily attributed to an increase in our interest-bearing loans to unaffiliated entities.
The increase in dividend income from the year ended December 31, 2019 to 2020 was primarily attributed to the acquisition of operating renewable energy projects and completion of construction assets throughout the year. As new operating projects were purchased by the company, the volume of overall electricity generated by our project investments increased, which increased the net income at our project entities and increased the cash available for distribution to the company as dividends.
Expenses
For the years ended December 31, 2020, 2019 and 2018, the company incurred $22,784,046, $14,548,902 and $9,711,267 in operating expenses, respectively, including the management fees earned by the Advisor.
For the years ended December 31, 2020, 2019 and 2018, the Advisor earned $10,364,635, $8,461,616 and $5,803,893, respectively, in management fees due to the increase in total assets in each of the years noted. For the year ended December 31, 2020, the Advisor earned $4,571,927 under the new performance participation fee methodology, which is based upon the change in net asset value rather than a percentage of realized and unrealized gains, as discussed in Note 2—Significant Accounting Policies in the consolidated financial statements. The incentive fees earned under the old methodology are recorded to Special unitholder’s equity and are reflected as an increase in incentive allocation, based primarily upon net unrealized appreciation in the consolidated financial statements.
For the years ended December 31, 2020, 2019 and 2018, the company incurred $3,019,833, $2,812,802 and $1,793,834 in interest and financing expenses, primarily attributed to the company's borrowings.

The increase in other expenses from the year ended December 31, 2019 to 2020 was primarily attributed to the interest rate swap charges, as discussed in Note 2—Significant Accounting Policies in the consolidated financial statements.
Lastly, for the years ended December 31, 2020, 2019, and 2018, the company incurred a provision for income taxes of $11,367,513, $7,273,542 and $415,971, respectively. The provision for income taxes is mainly derived from the deferred tax liability associated with the unrealized gains on the company’s investments, partially offset by deferred tax benefits associated with the operating losses incurred and investment tax credit carryforwards related to the company’s investments which, unlike for financial statement purposes under GAAP, are consolidated for tax purposes.
For the years ended December 31, 2020, 2019 and 2018, net investment income (loss) was $8,807,687, $7,277,091 and $8,084,210, respectively, or $0.16, $0.17 and $0.27, respectively, per share.
Going forward, we expect our primary expenses to be the payment of asset management fees under our advisory agreement with the Advisor as well as performance participation fees to the Special Unitholder. We will also bear other expenses, which are expected to include, among other things:
•the cost of calculating our net asset value, including the related fees and cost of retaining third-party valuation services;
•the cost of effecting sales and repurchases of units;
•fees payable to third parties relating to, or associated with, our financial and legal affairs, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors;
•fees payable to our Advisor, including the Performance Participation Fee;
•interest payable on debt incurred to finance our investments;
•transfer agent and custodial fees;
•federal and state registration fees;
•costs of board meetings, unitholders’ reports and notices, and any proxy statements;

•directors’ and officers’ errors and omissions liability insurance and other types of insurance;
•direct costs, including those relating to the printing of unitholder reports and advertising or sales materials, mailing, telephone and staff;
•fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002 and applicable federal and state securities laws; and
•all other expenses incurred by us or the Advisor or sub-advisors in connection with administering our investment portfolio, including expenses incurred by our Advisor in performing certain of its obligations under the advisory agreement.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments and Translation of Assets and Liabilities Denominated in Foreign Currencies
Net realized and unrealized gains and losses from our investments and net realized and unrealized foreign currency gains and losses on translation of assets and liabilities denominated in foreign currencies are reported separately on the Consolidated Statements of Operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
For the years ended 2020, 2019 and 2018, we recognized a $7,830,550, $12,915,738 and nil realized gain, respectively. The gain in 2020 related to the sale of the Greenbacker Residential Solar Portfolio I, Greenbacker Residential Solar Portfolio II, Sol Phoenix, Fremont, Gliden and East to West Portfolio assets. The gain in 2019 related to the sale of the following projects: Phoenix Portfolio, Fremont Portfolio, Enfinity Colorado DHA and the Raleigh Portfolio. A net change of $46,596,822, $22,302,164 and $2,804,477 of unrealized appreciation (depreciation) was recorded for the years ended December 31, 2020, 2019 and 2018, respectively, of which $51,377,370, $27,296,880 and $2,955,079, respectively of unrealized appreciation related to the change in value of investments, $92,019, $7,589 and $(118,496), respectively of unrealized appreciation (depreciation) related to the change in value based upon changes in foreign currency exchange rates, and $(4,872,567), $(5,002,305) and $(32,106) of unrealized appreciation (depreciation) related to the change in value of swap contracts.
Changes in Net Assets from Operations
For the years ended December 31, 2020, 2019 and 2018, we recorded a net increase in net assets resulting from operations of $44,705,715, $32,033,020 and $11,931,385, respectively. The increase in net assets primarily relates to our net investment income earned during the year and unrealized appreciation related to the change in value of investments.
Dividend Coverage Ratio and Realized Gains
An analysis of the effect of realized gains on the company’s dividend coverage ratio is as follows:

Description	2020	2019	2018	2017	2016
Net Investment Income before taxes	$1,645,856	$4,213,800	$9,681,310	$7,459,040	$3,749,560
Shareholder Distributions (total including DRP)	$31,038,522	$25,884,100	$17,738,130	$11,403,610	$6,717,870
Dividend Coverage Ratio (net investment income/total distributions)	5.3%	16.3%	54.6%	65.4%	55.8%
Realized gains	$7,830,550	$12,915,740	$—	$694,000	$—
Gross Dividend Coverage Ratio (Net Investment Income and Realized Gains/Total Shareholder Distributions)	30.5%	66.2%	54.6%	71.5%	55.8%
The company has built its business around investing in long-term income-producing assets in the renewable energy industry utilizing the cash flow associated with those assets to pay monthly distributions to our investors. When fully invested, we will measure success based upon generating a consolidated cash flow stream, which enables the company to pay all shareholder distributions through the operating returns of the company’s projects. As such, our long-term goal has always been to achieve a distribution coverage ratio of at least 1:1, and to grow that ratio meaningfully over time, so that we can increase long-term returns to investors either through distribution growth or by growing the net asset value of our shares through reinvestment on net investment income.
Investment Company Accounting Considerations
Since the company’s consolidated financial statements are prepared using the specialized accounting principles of ASC Topic 946, our investment Advisor produces an estimate of the fair market value of each of our investments quarterly. When valuing our investments under the income method, net operating earnings generated at the project level are included in our valuation models. While the valuation models take into account all revenue, Distribution Income recorded from each of our project companies may be more or less than that included in our valuation models each period due to various cash flow considerations. As an example, since many of our projects are held in tax partnership structures, or in related entities with bank-financed project-level debt, the company may be contractually limited in its ability to make dividend distributions from project companies to the company. Since project entities are not consolidated with the company under ASC Topic 946, in many cases not all net income from operations earned by a project company is distributed to the company. While this non-distributed income is included in the calculation of fair market value and unrealized gain/loss on investments, it is not included in Net Investment Income on the Statement of Operations, and therefore not included in our dividend coverage ratio.
Investing in Asset Classifications other than Operating Assets
We believe that the hallmark of a good investment strategy is the ability to take advantage of new opportunities and adjust to changing market conditions. Toward the end of 2017, our investment advisor began to observe an increase in the opportunities to participate in projects that were largely similar to our operating assets in terms of the long-term risks, but which promised additional returns if we could manage some additional risks in the early stages of the investment lifecycle. As a result, we determined that we should expand our investment capabilities to include four basic investment categories:
1.Operating Assets—As a continuation of our initial strategy, the company will continue to invest in solar, wind and other alternative energy assets that are already in commercial operation and generating investment returns through the sale of contracted electricity and environmental attributes.

2.Commercial Operation Date (“COD”)—The company will also purchase assets that have been constructed by developers but have not been placed in service. Functionally these assets are generally ready to generate electricity and have reached a milestone known as the COD. While we have determined that a modest investment premium could be obtained by investing at COD, most importantly the term of the contracted cash flows is maximized through this strategy.

3.Notice to Proceed (“NTP”)—We further determined that we could invest in assets that had not yet been constructed but that had received substantially all of the permits necessary to begin construction, a milestone known as NTP. While potentially riskier than operating or COD projects due to the level of construction risk, we believe that the additional return associated with these projects more than compensates for the additional risk. Furthermore, when we invest in NTP assets we have the added benefit of having more control of equipment selection and implementation of construction best practices, which positively affects the long-term performance of our plants. With the continued growth of the renewable energy market, driven by increases in the level of RPS in several states and the planned wind-down of federal tax incentives, we identified a significant number of NTP transactions coming to market and an opportunity to develop strong pipeline-type relationships with the developers of these projects. Besides increasing returns to investors, this has enabled management to substantially increase our access to a proprietary pipeline of sound projects.

4.Special Situations—We also determined that there are market opportunities for selected projects driven by either technical or financial issues, either at the project or owner level, that can be relatively easily resolved by accessing the broad range of expertise we have in-house to deal with our day-to-day operations. Therefore, we determined that on a limited basis the company would seek investments that had these characteristics, since by resolving the issues we have the potential to generate above-market returns.
In order to execute on this strategy, management recognized the need to build a dedicated team of technical asset management professionals. Greenbacker Administration therefore began hiring a team of experienced engineers and construction managers, which enabled the company to expand its investment focus into these additional categories of investment. Having access to this technical expertise enabled the company to purchase operationally challenged solar and wind farms while having a sound financial understanding of the costs and time required to resolve the issues. Having an in-house team of technical asset management professionals increases our ability to extract revenue from aging solar assets through repowers and plant optimization. It also allows us to capitalize on the acquisition of “distressed” assets as the number of those assets exponentially increases over the coming years. Lastly, it enables us to invest in earlier-stage projects where the projects were fully permitted but construction had not yet commenced. Having access to this level and breadth of expertise is a major competitive advantage for the company in the marketplace.
Strategic Considerations of Investing in NTP Projects
We believe that investing across the four investment categories discussed above provides the best opportunity for the company to generate superior investment returns over the medium term, diversify our portfolio, and create a proprietary pipeline of sound investment opportunities for future growth. The downside of this approach is that investing in pre-operational solar and wind projects that are underperforming has a negative impact on near-term cash flows and dividend coverage. To minimize the downside effects of the strategy, management has continued to explore more sophisticated financing tools to enable us to direct more of our investable capital into current income-generating investments going forward. As the size of our portfolio grows, our ability to access more sophisticated financial products increases.
History of Distribution Coverage

2014-2017
During the period from April 2014, when we started raising capital, through the end of 2017, our investment strategy consisted wholly of purchasing operating renewable energy projects that were in service and generating income from the sale of electricity under long-term power purchase contracts. By investing exclusively in operating assets, the company was able to demonstrate steady improvement in distribution coverage through that period. This initial operational period also corresponded to a significant increase in assets under management, as well as the deployment of capital in income-producing renewable energy operating assets.
2018
The company began to expand its investment focus during 2018 with the purchase of the Midway III project in September 2018. There were no assets under construction in 2017, whereas by December 31, 2018, the company’s investment portfolio included a total of $67.13 million of to-be-constructed assets. Given the substantial increase in non-income-generating assets, the distribution coverage ratio fell to 54.6% on average assets by December 31, 2018.
2019
By December 31, 2019, total capital deployed in pre-operational and non-earning assets reached approximately $129 million which amounted to 31.5% of net assets, or 19.1% of the gross investment amount. In addition, Greenbacker Administration costs increased approximately $3 million year over year due to the increase in specialist headcount to manage the construction and operational risks associated with these investment initiatives. These increased costs directly reduced the operating cash flows from project-level entities that would otherwise have been available to distribute to the company as dividend income. When these projects commenced operations, any increase in the fair value of the project was recognized as an unrealized gain in the statement of operations, not as investment income. Thus, while costs incurred prior to operation reduce the dividend coverage ratio, any unrealized gains on the value of the project after reaching operations has no effect on the dividend coverage ratio.
2020
As of December 31, 2020, total capital deployed in pre-operational and non-earning assets reached approximately $144 million which amounts to 26.0% of net assets, or 13.4% of the gross investment amount. In addition, Greenbacker Administration costs increased due to the increase in specialist headcount to manage the construction and operational risks associated with these investment initiatives. These increased costs directly reduced the operating cash flows from project-level entities that would otherwise have been available to distribute to the company as dividend income.
Demonstrating Value Creation through Selected Asset Sales
During 2019 and continuing into 2020, we determined that the company would engage in a process of selling selected projects that it considered to be non-core investments, or for which there were compelling opportunities to sell at prices in excess of original cost.

During the year ended December 31, 2020, the company sold two operating portfolios and a portion of another operating portfolio. A discussion of the acquisition and sale process for operating portfolios sold in 2020 is as follows:
Residential Portfolios

Greenbacker Residential Solar I Portfolio

Origination Process. In the second quarter of 2016, the company purchased 1,610 operating residential photovoltaic solar systems from One Roof Energy (“ORE”) located in California, Connecticut, Massachusetts, New Jersey and New York. While Greenbacker had focused exclusively upon purchasing commercial and utility solar projects since commencement of operations, the deal team identified an opportunity to purchase these assets from ORE at a price that was extremely attractive, especially given the high credit quality of the homeowners (Average FICO Score of 740). The company was able to purchase an additional 1,015 residential solar systems early in early 2017 as ORE experienced financial problems that forced it to cease operations. These portfolios provided an attractive cash flow from operations as well as higher than average cash yield.

Greenbacker Residential Solar II Portfolio

Origination Process. Having successfully purchased and managed a portfolio of residential solar assets, earlier in the year, the company sought to increase its scale and take advantage of dislocations in the residential solar market, so it agreed to purchase an additional 1,250 operating residential photovoltaic solar systems located in California, Arizona, New York, New Jersey, Massachusetts, Maryland, Nevada and Connecticut from Terraform, a residential solar developer whose parent company, SunEdison, had gone into bankruptcy. While the transaction was very complex, we were highly attracted to this portfolio due to the high credit quality of the residential homeowners, and felt that the price we paid for the portfolio was well below the market prices we had observed in other residential solar portfolio sales and securitizations. Lastly, there was estimated to be considerable upside in this portfolio if we could complete construction of some of the to-be-built residential solar projects. Through active management we were able to complete construction and operate a number of additional projects that were purchased alongside the operating projects, and were also able to improve the overall management of the portfolio.

Sale Process:

In the third quarter of 2019, the company decided to explore the potential exit of the entirety of its residential solar business to take advantage of market yield compression and our estimation that the market had reached the late stage of a bull market cycle. Management’s view was that maintaining exposure to consumer credit in the form of residential rooftop power contracts was increasingly imprudent. The company began a process in the final quarter of 2019 with a dedicated buyer and was able to complete the sale of the portfolio in the first quarter of 2020.
East to West Portfolio Assets:

Origination Process. In February 2015, the company purchased a portfolio of 13 commercial solar systems located in various states across the US from MP2 Capital and Blu Leaf Ventures, which we subsequently described as the “East to West Portfolio.” The portfolio included two 2.0 MWac commercial solar systems located in North Carolina. Then in December 2015 the company purchased a portfolio of two commercial solar systems from Heelstone Energy, LLC, including one 5.0 MWac system located in North Carolina, which we added to the East to West Portfolio. All three projects were placed in service from 2011 to 2013, and sold 100% of the power produced to Duke Energy, an investment grade offtaker, through 15 to 20-year PPAs. The projects were accumulated as part of the process of adding affordable operating solar projects with solid offtakers to our portfolio in the very early phases of our investment activity.

Sale Process. In mid-2019, we began discussions with USF Holdings Corp. to sell 100% of our interest in the Raleigh Portfolio, which consisted of five projects in North Carolina, together with three of the projects in the East to West Portfolio located in North Carolina, all of which were selling power to Duke Energy. The transaction was structured with two separate closings, the first of which occurred in December 2019 in respect of the Raleigh Portfolio and the second in January 2020 in respect of the three projects from the East to West Portfolio. As these projects were nearing the 10-year mark of their remaining PPA terms, the company was looking to sell the Raleigh Portfolio and three projects from the East to West Portfolio to reinvest the proceeds into projects with longer-term contacted cash flows. The second close of the transaction, which included the three projects from the East to West Portfolio, occurred in January 2020.

During the year ended December 31, 2019, the company sold two portfolios at COD, as well as two operating portfolios. A discussion of the acquisition and sale process for two operating portfolios sold in 2019 are as follows:
Enfinity Colorado DHA Portfolio:
Origination Process. In the first quarter of 2017, the company purchased a 2.5MW portfolio of residential assets in Denver, CO. determining there were numerous investment merits that made this project a desirable portfolio company. Unlike other residential portfolios which have standalone PPAs with individuals and are rated using FICO scores, this portfolio had a single offtaker, the Denver Housing Authority (“DHA”), an entity providing public housing in the City of Denver. This portfolio provided an attractive cash flow from operations as well as cash yield. Lastly, the company had a positive relationship with the operations and maintenance provider reducing our operational risk.
Sale Process. In the third quarter of 2019, the company decided to explore the potential exit of the residential solar business to take advantage of market yield compression and a healthy economy. Through ongoing contact during the life of our ownership, the company was aware that DHA was interested in purchasing the project and was willing to purchase at a competitive price. The company managed the due diligence process for the potential sale throughout the summer of 2019, culminating in the execution of a purchase and sale agreement in October 2019 and a final closing in December 2019.
Raleigh Portfolio
Origination Process. In the third quarter of 2017, the company purchased a 27.8MW portfolio comprised of five commercial solar systems located in North Carolina from Conergy Projects, Inc. The projects were placed in service throughout 2015 and sold 100% of the power produced to Duke Energy, an investment grade offtaker, through a 15-year PPA. We were able to purchase this asset as a part of the global orderly wind down of Conergy, Inc., a multinational EPC, developer and owner of utility scale solar projects. Additionally, the company purchased the asset unlevered which provided immediate flexibility to leverage the asset.
Sale Process. In mid-2019, we began discussions with USF Holdings Corp to sell 100% of our interest in the five Raleigh projects, in addition to three other projects included in the company’s East to West Portfolio in two separate closings. As these projects were nearing the 10-year mark of their remaining respective PPA terms, the company was looking to sell the Raleigh Portfolio and recirculate the sales proceeds into projects with longer term contracts. The initial close of the Raleigh Portfolio, which included five projects, occurred in December 2019.

Portfolio	Cost Basis of Investment	Sale Price	Realized Gain	Realized Gain/Cost
Greenbacker Residential Solar Portfolios*	$34,738,746	$42,891,241	$8,152,495	23.5%
East to West Portfolio Assets	$12,659,419	$11,084,803	$(1,574,616)	(12.4)%
Enfinity Colorado DHA Portfolio*	$6,288,864	$6,895,444	$606,580	9.6%
Raleigh Portfolio	$20,977,199	$24,521,981	$3,544,782	16.9%
* Updated for final proceeds after net working capital true-up calculations.
Electricity Production by Our Investments
Between 2018 through the end of 2020, we observed 187% year-over-year growth in annual total MWh production output across all renewable energy projects in our investment portfolio, resulting in a corresponding growth of revenues earned by our investments. This growth was due in large part to the increase in the capital we deployed in commercial solar and wind projects while increasing the diversification of our portfolio geographically, technologically and across various investment-grade offtakers. Also contributing to year-over-year growth was the purchase of our first biomass power plant asset in 2019, where we took advantage of a “special situation” investment opportunity and further increased the technology diversification within our portfolio.
Our strategy of purchasing smaller sub-utility-scale projects where there is less competition from large capital providers continues to enable us to build a highly diversified portfolio. While buying and operating smaller projects creates a lot of challenges versus buying large single projects, we see significant benefits in terms of the investment return potential, the ability to buy pipelines of deals from developers, and the overall scalability of the asset class, where solar and wind projects can be purchased to match capital inflows.

The most significant growth by segment over the last three years was in wind, with a 247% increase in annual MWh production from 2018 through 2020. This increase is largely due to our 42.5 MW operating wind farm in Iowa and our 30.8 MW operating wind farm in Minnesota, both of which are included in Greenbacker Wind Portfolio – Holdco and were acquired in late 2019. Commercial solar achieved an increase of 106% in annual MWh production over the last three years. Also, at the end of 2020, we had 49 commercial solar assets under construction, and one wind asset under construction, which are expected to increase in value as a result of the growth in production and revenues of our portfolio in 2021 and beyond.

MWh by Segment	2020	2019	2018
Commercial Solar	287,867	245,015	140,040
Residential Solar	4,058	32,934	30,175
Wind	606,725	271,118	174,765
Biomass	92,241	67,892	—
Total	990,891	616,959	344,980
Offering Prices of Our Shares
Based on the net asset value for each quarter end, from commencement of operations through September 30, 2020, the offering price of our shares was adjusted to ensure that the net proceeds per share are no more or less than the then current net asset value per share. Commencing as of October 1, 2020, our offering prices are updated monthly to ensure that the net proceeds per share are no more or less than the then current Monthly Share Value. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class *
From	To	A	C	I	P-A		P-I
25-Apr-14	4-Nov-15	$10.00	$9.58	$9.19	N/A		N/A
5-Nov-15	4-Feb-16	$10.02	$9.60	$9.21	N/A		N/A
5-Feb-16	5-May-16	$10.05	$9.62	$9.23	N/A		N/A
6-May-16	3-Aug-16	$10.07	$9.64	$9.25	$9.59		$8.81
4-Aug-16	6-Nov-16	$10.23	$9.79	$9.39	$9.79		$8.95
7-Nov-16	7-Feb-17	$10.28	$9.58	$9.45	$9.78		$8.83
8-Feb-17	4-May-17	$10.22	$9.53	$9.39	$9.70		$8.76
5-May-17	17-May-17	$10.17	$9.48	$9.34	$9.70		$8.69
18-May-17	3-Aug-17	$9.74	$9.07	$8.94	$9.70		$8.69
4-Aug-17	2-Nov-17	$9.72	$9.08	$8.93	N/A		$8.73
3-Nov-17	5-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75
6-Feb-18	6-May-18	$9.78	$9.09	$8.98	$9.65	**	$8.81
7-May-18	2-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84
3-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90
1-Nov-18	6-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89
7-Feb-19	6-May-19	$9.63	$9.01	$8.84	$9.50	***	$8.76
7-May-19	1-Aug-19	N/A	N/A	N/A	N/A		$8.76
2-Aug-19	8-Nov-19	N/A	N/A	N/A	N/A		$8.77
9-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93
20-Mar-20	18-May-20	N/A	N/A	N/A	N/A		$8.90
19-May-20	20-Aug-20	N/A	N/A	N/A	N/A		$8.95
21-Aug-20	1-Nov-20	N/A	N/A	N/A	N/A	***	$9.02
2-Nov-20	31-Jan-21	N/A	N/A	N/A	$9.42		$9.02
01-Feb-21	26-Feb-21	N/A	N/A	N/A	$9.38		$8.96
1-Mar-21	-	N/A	N/A	N/A	$9.44		$9.02
*    Effective April 16, 2018
**    Ceased February 8, 2019 and recommenced as of November 2, 2020
Liquidity and Capital Resources
As of December 31, 2020, and December 31, 2019, the company had $15,848,563 and $9,066,091 in cash, cash equivalents and restricted cash, respectively. Our current cash balance is generally reflective of the cash necessary to fund normal operations. In 2021, we anticipate continuing to (1) increase our draw on current financing facilities; (2) enter into new financing arrangements and (3) raise additional equity through our current private placement. We use our cash and additional liquidity facilities to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:
•the net proceeds of the current offering;
•dividends, fees, and interest earned from our portfolio of investments, as a result of, among other things, cash flows from a project’s power sales;
•proceeds from sales of assets and capital repayments from investments;
•financing fees, retainers and structuring fees;
•tax equity capital contributions in partnerships where the company is the managing member; and
•borrowing capacity under current and future financing sources.

Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $416,963,053 and $189,860,244 in outstanding notes payable collateralized by certain solar assets and membership interests in the limited liability companies included in the Conic Solar, Eagle Valley Biomass, Foresight Solar, GB Wind HoldCo, Greenbacker Wind Holdings II, Midway III Solar, Trillium and Turquoise Portfolios as of December 31, 2020 and December 31, 2019, respectively.
Since the company maintains operating control over all entities with project-level debt outstanding, we have included the total amount of the debt outstanding in the below table, summarizing notes payable associated with the company’s operating subsidiaries as well as GREC and the company.
On January 5, 2018, the company, through GREC HoldCo, entered into a Credit Agreement by and among the company, the company’s wholly owned subsidiary, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger, sole lead bookrunner, and as swap counterparty. The credit facility (the “Credit Facility”) consisted of a loan of up to the lesser of $60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allowed for additional drawdowns through December 31, 2018, and converted to a term loan with a maturity on January 5, 2024.
On June 20, 2019, the company, through GREC HoldCo, entered into an Amended and Restated Credit Agreement with the lenders party thereto and Fifth Third Bank, as administrative agent, sole lead arranger, sole lead bookrunner and swap counterparty. The new credit facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $58.3 million was drawn out at closing. In November 2020, the company, through GREC HoldCo, entered into the Second Amended and Restated Credit Agreement, which amends the New Credit Facility to make available a non-revolving line of credit facility that will convert into a term loan facility and a letter of credit facility. The commitments of the lenders aggregate to $97,822,841 between existing term loans, future committed loans and letters of credit, of which approximately $90.7 million was drawn down at closing. The New Credit Facility allows for additional drawdowns through November 25, 2021, at which point the outstanding loans shall convert to an additional term loan that mature on June 20, 2025.
The company will use the net proceeds of borrowings under the New Credit Facility for investment in additional alternative energy power generation assets that are anticipated to become projects and for other general corporate purposes. Loans made under the New Credit Facility bear interest at 1.75% in excess of the three-month LIBOR. Prior to the New Credit Facility converting to a term loan, quarterly commitment fees on the average daily unused portion of the Credit Facility were payable at a rate per annum of 0.50%.
Borrowings under the New Credit Facility are back-leveraged and secured by all of the assets of GREC HoldCo and the equity interests of each direct and indirect subsidiary of the company. The company, GREC and each direct and indirect subsidiary of the company are guarantors of the company’s obligations under the New Credit Facility. GREC has pledged all of the equity interests of GREC HoldCo as collateral for the New Credit Facility.
Regarding the Credit Facility, the company has entered into five separate interest rate swap agreements. The first swap (“Swap 1”), effective July 29, 2016, has an initial notional amount of $4,300,000 to swap the floating-rate interest payments on the original Facility 1 Term Loan for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap (“Swap 2”), with a trade date of June 15, 2017 and an effective date of June 30, 2018 and an initial notional amount of $20,900,650, was used to swap the floating-rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.26%. The third swap (“Swap 3”), with a trade date of January 11, 2018 and an effective date of December 31, 2018 and an initial notional amount of $29,624,945, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The fourth swap (“Swap 4”), with a trade date of February 7, 2018 and an effective date of December 31, 2018 and an initial notional amount of $4,180,063, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fifth swap (“Swap 5”), with a trade date of January 2, 2019 and an effective date of September 30, 2019 and an initial notional amount of $38,203,507, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%.
If an event of default shall occur and be continuing under the New Credit Facility, the commitments under the New Credit Facility may be terminated and the principal amount outstanding under the New Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

On December 6, 2019, the company entered into a $15,000,000 revolving letter of credit facility agreement (“LC Facility”) with Fifth Third Bank. On January 30, 2020, the amount of $5.6 million was drawn down. On March 18, 2020, a repayment of $1.9 million was made, reducing the outstanding balance of the LC facility. On June 9, 2020, a repayment of the remaining outstanding balance occurred. In October 2020, the LC Facility agreement was amended to increase the aggregate principal amount to $22,500,000 through March 31, 2021. The LC Facility matures on June 6, 2021, at which time any outstanding letters of credit will be due.
The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 2.52% as of December 31, 2020.
The following table summarizes the notes payable balances of the company and its investment entities as of December 31, 2020:

	Interest Rates
	Range	Weighted Average	Maturity Dates	December 31, 2020
Fixed rate notes payable	1.905% - 9.088%	4.08%	3/1/2021 - 9/29/2049	$60,619,233
Floating rate notes payable	1.621% - 4.030%	2.31%	3/30/2021 - 12/29/2044	446,489,320
				$507,108,553
The following table summarizes the notes payable balances of the company and its investment entities as of December 31, 2019, in addition to committed but undrawn funds on notes payable:

	Interest Rates
	Range	Weighted Average	Maturity Dates	December 31, 2019
Fixed rate notes payable	1.905% – 6.000%	2.27%	01/29/2022 – 09/29/2049	$37,593,348
Floating rate notes payable	3.320% – 5.000%	3.71%	12/31/2025 – 3/30/2040	224,257,363
				$261,850,711
The principal payments due on the notes payable for the company and its investment entities for each of the next five years ending December 31, and thereafter, including amounts expected to be drawn down on existing commitments, are as follows:

Year ending December 31	Principal Payments
2021	49,856,061
2022	24,493,659
2023	25,184,990
2024	24,280,291
2025	26,408,439
Thereafter	356,885,113
$507,108,553
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
Tax equity investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the tax equity investors achieve their agreed-upon rate of return, they may be entitled to substantially all of the applicable project’s operating cash flow, as well as substantially all of the project’s ITCs, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the tax equity investors reach their target return between five and ten years after the applicable project achieves commercial operation.
As a result, a tax equity financing may substantially reduce the cash distributions from the applicable project available for debt service, and the period during which the tax equity investors receive most of the cash distributions may last longer than expected if the portfolio company’s energy projects perform below our expectations. While the terms of a tax equity financing may cause cash to be diverted away from the company to the tax equity investor for certain periods specified in the financing arrangement (often five to ten years, measured from commencement of the tax equity financing), then we expect to couple investments where cash is so restrained with other cash-flowing investments so as to provide cash for distributions to investors. To maintain a mix of cash flowing and non-cash-flowing investments, our investment strategy will involve a combination of several types of investments.
Hedging Activities
In regard to the New Credit Facility, the company has entered into five separate interest rate swap agreements. The first swap (“Swap 1”), effective July 29, 2016, has an initial notional amount of $4,300,000 to swap the floating-rate interest payments on the original Facility 1 Term Loan for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap (“Swap 2”), with a trade date of June 15, 2017 and an effective date of June 30, 2018 and an initial notional amount of $20,900,650, was used to swap the floating-rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.26%. The third swap (“Swap 3”), with a trade date of January 11, 2018 and an effective date of December 31, 2018 and an initial notional amount of $29,624,945, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%.
The fourth swap (“Swap 4”), with a trade date of February 7, 2018 and an effective date of December 31, 2018 and an initial notional amount of $4,180,063, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fifth swap (“Swap 5”), with a trade date of January 2, 2019 and an effective date of September 30, 2019 and an initial notional amount of $38,203,507, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%.
In regard to our investment in the Canadian Northern Lights Portfolio, with 79 solar assets located in and around Toronto, Ontario, Canada, we have foreign currency risk related to our revenue and operating expenses, which are denominated in Canadian Dollars as opposed to U.S. Dollars. While we are currently of the opinion that currency fluctuation between the Canadian and U.S. Dollar will not have a material impact on our operating results, we may in the future hedge this risk through the use of currency swap transactions or other financial instruments if the impact on our results of operations becomes material.
Contractual Obligations
While the company does not include a contractual obligations table herein, as all obligations of the company are short term, we have included the following information related to commitments of the company to further assist investors in understanding our outstanding commitments.
Advisory Agreement
GCM, a private firm that is registered as an investment Adviser under the Advisers Act, serves as our Advisor. Under the direction of our Board of Directors, GCM manages our day-to-day operations and provides advisory and management services to us. The advisory agreement was previously approved by our Board of Directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for successive one-year periods if approved annually by a majority of our independent directors. The advisory agreement was most recently re-approved in February 2021, for the one-year period commencing April 25, 2021.
Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our Board of Directors, as appropriate. If GCM retains any sub-advisor, our Advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our Advisor will oversee the performance of any sub-advisor, our Advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of December 31, 2020, no sub-advisors have been retained by GCM.
We pay GCM a base management fee for advisory and management services. The base management fee is calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets up to $800,000,000 (including amounts borrowed). The base management fee monthly rate is 0.14583% (1.75% annually) for gross assets from $800,000,001 to $1,500,000,000 and 0.125% (1.50% annually) for gross assets greater than $1,500,000,000. The Special Unitholder, an entity affiliated with our Advisor, will hold the special unit in our company entitling it to a performance participation fee, as well as a liquidation performance participation fee, payable upon a listing or a liquidation.
Administration Agreement
Greenbacker Administration serves as our Administrator. Since commencement of operations, Greenbacker Administration delegated certain of its accounting-related administrative functions to U.S. Bancorp Fund Services, LLC (doing business as “U.S. Bank Global Fund Services”). Greenbacker Administration may enter into similar arrangements with other third-party administrators, including with respect to fund accounting and administrative services. Greenbacker Administration performs certain asset management, construction management, compliance and oversight services, as well as asset accounting and administrative services, for many of the company’s investments. The fee for these services is billed at cost to the company’s individual investments.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Borrowings under the GREC EH Credit Facilities are secured by the assets, cash, agreements and equity interests in GREC HoldCo and its subsidiaries. The LLC and GREC are guarantors of GREC HoldCo’s obligations under the GREC EH Credit Facilities. Pursuant to various loan agreements between the operating entities of the company and various lenders, the operating entities have pledged all operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans, with maturity dates ranging from January 2021 through September 2049. The amount of the unsecured guaranty on the outstanding principal of the GREC EH Credit Facility is approximately $90.1 million as of December 31, 2020.
Investment in To-Be-Constructed Assets
Pursuant to various engineering, procurement and construction contracts to which nine entities of the company are individually a party, the entities, and indirectly the company, has committed an outstanding balance of approximately $190.2 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2021 into 2022. In addition, pursuant to various membership interest purchase agreements to which the company’s operating entities are individually a party, the operating entities, and indirectly the company through the pledge of parent company guarantees, have committed an outstanding balance of approximately $218.6 million as of December 31, 2020 to complete the closing pursuant to the membership interest purchase agreements. The company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.
Renewable Energy Credit
For certain solar power systems in the Conic, East to West Solar, Green Maple, Greenbacker Wind – Massachusetts, Longleaf Solar, Magnolia Sun, Six States, and Trillium Portfolios (the “Portfolios”), the company has received incentives in the form of RECs. In certain cases, the Portfolios have entered into fixed-price, fixed volume forward sale transactions to monetize these RECs for specific entities. If we are unable to satisfy the transaction requirements due to lack of production, we may have to purchase RECs on the spot market and/or pay specified replacement cost damages. Based upon current production projections, we do not expect a requirement to purchase RECs to fulfill our current REC sales contracts. If RECs earned by the Portfolios are not sold on a forward basis, they are sold in the spot market, with revenue recorded in the accounts of the underlying investment when received.
Recording of a sale of RECs under GAAP is accounted for under Accounting Standards Codification Topic 606, Revenue Recognition. There are no differences in the process and related revenue recognition between REC sales to utilities and non-utility customers. Revenue is recorded in our wholly owned, single-member LLCs when all revenue recognition criteria are met, including that there is persuasive evidence that an arrangement exists (typically through a contract), services are rendered through the production of electricity, pricing is fixed and determinable under the contract and collectability is reasonably assured. The accounting policy adopted by our wholly owned, single-member LLC related to RECs is that the revenue recognition criteria are met when the energy is produced, and a REC is created and transferred to a third party.

If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of December 31, 2020, GREC and/or the company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of December 31, 2020.
Pledge of Parent Company Guarantees
Pursuant to various contracts in which the company has provided a parent company guarantee, excluding those discussed above, the operating entities, and indirectly the company, have committed an additional $122.1 million in unsecured guarantees, in the event of a default at the underlying entity as of December 31, 2020.
We currently have no off-balance-sheet arrangements, including any risk management of commodity pricing or other hedging practices.
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
Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Cash from operations	$1,645,856	$4,213,803	$9,681,315
Offering proceeds	22,149,268	14,393,447	1,380,556
Total cash distributions	$23,795,124	$18,607,250	$11,061,871
The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds. Due to the company’s change in investment portfolio composition to include a greater percentage of pre-operational assets, a significant amount of distributions will continue to be funded from offering proceeds. We expect distributions to continue at the current level and we do not currently anticipate significant changes in the level of distributions in future periods.
Inflation
We do not anticipate that inflation will have a significant effect on our results of operations. However, in the event of a significant increase in inflation, interest rates could rise, and our projects and investments may be materially adversely affected.
Seasonality
Certain types of renewable power generation may exhibit seasonal behavior. For example, wind power generation is generally stronger in winter than in summer as wind speed tends to be higher when the weather is colder. In contrast, solar power generation is typically stronger in the summer than in the winter. This is primarily due to the brighter sunshine, longer days and shorter nights of the summer months, which generally result in the highest power output of the year for solar power. Because these seasonal variations are relatively predictable for these types of assets, we factor in the effects of seasonality when analyzing a potential investment in these target assets. Therefore, the impact that seasonality may have on our business, including the cash flows from our investments in our target assets, will depend on the diversity of our investments in renewable energy, energy efficiency and other sustainability-related projects in our overall portfolio at such time as we have fully invested the proceeds from this offering. However, in the early stages of our operations, or to the extent our initial investments are concentrated in either solar or wind power, we expect our business to be seasonal based on the type of investment, as discussed above.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following qualitative disclosures regarding our market risk exposures—except for (i) those disclosures that are statements of historical fact; and (ii) the descriptions of how we, along with our Advisor, manage our primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our primary market risk exposures as well as the strategies used and to be used by the Advisor managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of our risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to our risk exposures and risk management strategies. There can be no assurance that our current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all their investment in the shares.
We anticipate that our primary market risks will be related to commodity prices, the credit quality of our counterparties and project companies and market interest rates. We will seek to manage these risks while, at the same time, seeking to provide an opportunity for members to realize attractive returns through ownership of our shares.
Commodity Price Risk
Investments in renewable energy and energy efficiency projects and businesses expose us to volatility in the market prices of electricity. To stabilize our revenue, we generally expect our projects will have PPAs with local utilities and offtakers that ensure that all or most of the electricity generated by each project will be purchased at the contracted price. In the event any electricity is not purchased by the offtaker or the energy produced exceeds the offtaker’s capacity, we generally will sell that excess energy to the local utility or another suitable counterparty, which would ensure revenue is generated for all electricity produced. We may be exposed to the risk that the offtaker will fail to perform under the PPA, with the result that we will have to sell our electricity at the market price, which could be disadvantageous.
In regard to the market price of oil, our investments are little affected by the volatility in this market, as most oil consumed in the U.S. today is used for transportation infrastructure and not for the generation of electricity.
Credit Risk
Through our investments in our target assets, we expect to be indirectly exposed to credit risk relating to counterparties to the electricity sales agreements (including PPAs) for our projects as well as the businesses in which we invest. If counterparties to the electricity sales agreements for our projects or the businesses in which we invest are unable to make payments to us when due, or at all, our financial condition and results of operations could be materially adversely affected. GCM will seek to mitigate this risk by deploying a comprehensive review and asset selection process and careful ongoing monitoring of acquired assets. In addition, we expect our projects will seek contracts with high-credit-quality counterparties. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.
Changes in Market Interest Rates
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
Changes in Government Incentives
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
345 Park Avenue
New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors Greenbacker Renewable Energy Company LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Greenbacker Renewable Energy Company LLC, and Subsidiaries (the Company), including the consolidated schedules of investments as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

New York, New York
March 23, 2021

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2020	December 31, 2019
ASSETS
Investments in controlled/affiliated portfolios, at fair value (cost of $523,846,720 and $415,905,982, respectively)	$611,482,307	$452,072,181
Investments in non-controlled/non-affiliated portfolios, at fair value (cost of $37,327,690 and $23,103,690, respectively)	37,327,690	23,103,690
Swap contracts, at fair value	—	21,223
Cash and cash equivalents	15,848,563	8,636,839
Restricted cash	—	429,252
Shareholder contribution receivable	6,418,454	650,000
Dividend receivable	7,181,629	620,846
Investment sales receivable	4,759,184	22,013,491
Return of capital receivable	2,159,762	—
Other assets	3,198,872	611,560
Total assets	$688,376,461	$508,159,082

LIABILITIES
Swap contracts, at fair value	$9,750,909	$4,899,566
Deferred tax liabilities, net of allowance	17,868,138	6,500,625
Payable for investments purchased	4,451,570	7,502,267
Term note payable, net of financing costs	86,501,654	68,886,785
Management fee payable	1,055,600	272,982
Performance participation fee payable	3,540,052	—
Accounts payable and accrued expenses	581,632	419,240
Due to Advisor	1,751	—
Shareholder distributions payable	2,984,521	1,784,961
Interest payable	8,772	11,933
Payable for repurchases of common stock	5,948,128	2,186,780
Deferred sales commission payable	131,875	56,483
Total liabilities	$132,824,602	$92,521,622

Commitments and contingencies (See Note 2, Note 5 and Note 10)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$—	$—
Common stock, par value, $.001 per share, 350,000,000 authorized; 62,870,347 and 47,889,610 shares issued and outstanding, respectively	62,870	47,890
Paid-in capital in excess of par value	550,896,111	416,611,769
Accumulated gains (losses)*	4,592,878	(7,920,007)
Total common members’ equity	555,551,859	408,739,652
Special Unitholder’s equity	—	6,897,808
Total members’ equity (net assets)	555,551,859	415,637,460
Total liabilities and equity	$688,376,461	$508,159,082

Net assets, Class A (shares outstanding of 16,844,129 and 17,210,016, respectively)	$144,978,110	$144,540,863
Net assets, Class C (shares outstanding of 2,734,661 and 2,718,475, respectively)	22,836,128	22,364,784
Net assets, Class I (shares outstanding of 6,526,001 and 6,693,658, respectively)	56,156,327	56,217,673
Net assets, Class P-A (shares outstanding of 55,264 and 18,109, respectively)	480,799	152,879
Net assets, Class P-I (shares outstanding of 36,710,292 and 21,249,352, respectively)	331,100,495	185,463,453
Total common members’ equity	$555,551,859	$408,739,652
*Accumulated deficit, accumulated net realized gain on investments, and accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes, foreign currency translation, and swap contracts are included in accumulated gains (losses).
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Investment income
Investment income from controlled, affiliated investments:
Dividend income	$21,495,843	$17,160,351	$18,503,814
Interest income	4,579	13,060	263,791
Total investment income from controlled, affiliated investments	$21,500,422	$17,173,411	$18,767,605

Investment income from non-controlled, non-affiliated investments:
Interest income	2,929,480	1,589,294	624,977
Total investment income	$24,429,902	$18,762,705	$19,392,582
Operating expenses
Management fee expense	10,364,635	8,461,616	5,803,893
Audit and tax expense	1,534,984	1,156,874	913,509
Interest and financing expenses	3,019,833	2,812,802	1,793,834
General and administration expenses	335,912	239,202	375,159
Performance participation fee	4,571,927	—	—
Legal expenses	560,684	351,128	139,059
Directors fees and expenses	387,249	398,845	100,209
Insurance expense	159,237	161,610	95,780
Transfer agent expense	529,124	477,198	382,943
Other expenses*	2,068,063	489,627	106,881
Operating expenses before performance participation fee waiver	23,531,648	14,548,902	9,711,267
Performance participation fee waiver	(747,602)	—	—
Total operating expenses, net of performance participation fee waiver	22,784,046	14,548,902	9,711,267
Net investment income before taxes	1,645,856	4,213,803	9,681,315
Provision for (benefit from) income taxes	(7,161,831)	(3,188,431)	1,458,669
Franchise tax expense	—	125,143	138,436
Net investment income (loss)	8,807,687	7,277,091	8,084,210

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred taxes
Net realized gain on investments	7,830,550	12,915,738	—
Net change in unrealized appreciation (depreciation) on:
Investments	51,377,370	27,296,880	2,955,079
Foreign currency translation	92,019	7,589	(118,496)
Swap contracts	(4,872,567)	(5,002,305)	(32,106)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	(18,529,344)	(10,461,973)	1,042,698
Net increase in net assets resulting from operations	44,705,715	32,033,020	11,931,385
Net (increase) in net assets attributed to Special Unitholder	(1,154,308)	(5,270,670)	(560,895)
Net increase in net assets attributed to common members	$43,551,407	$26,762,350	$11,370,490

Common stock per share information — basic and diluted
Net investment income	$0.16	$0.17	$0.27
Net increase in net assets attributed to common members	$0.81	$0.61	$0.38
Weighted average common shares outstanding	54,057,620	43,788,187	29,799,735
*For the year-ended December 31, 2020, Other expenses includes $1,702,655 of net realized gains and losses on swap contracts.
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the Years Ended December 31, 2018, 2019 and 2020

	Common Members
	Shares	Par Value	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Accumulated Net Realized Gain on Investments	Accumulated Unrealized Appreciation (Depreciation) on Investments, Net of Deferred Taxes	Accumulated Unrealized Appreciation (Depreciation) on Foreign Currency Translation	Accumulated Unrealized Appreciation (Depreciation) on Swap Contracts	Common Members’ Equity	Special Unitholder	Total Members’ Equity (Net Assets)
Balances as of December 31, 2017	23,189,229	$23,189	$200,510,790	$(10,216,279)	$698,460	$7,021,229	$(90,083)	$156,068	$198,103,374	$1,236,243	$199,339,617
Proceeds from issuance of common stock, net	13,625,689	13,627	120,313,445	—	—	—	—	—	120,327,072	—	120,327,072
Issuance of common stock under distribution reinvestment plan	694,427	694	6,126,095	—	—	—	—	—	6,126,789	—	6,126,789
Repurchases of common stock	(505,843)	(506)	(4,473,965)	—	—	—	—	—	(4,474,471)	—	(4,474,471)
Offering costs	—	—	(734,546)	—	—	—	—	—	(734,546)	—	(734,546)
Shareholder distributions	—	—	—	(17,738,137)	—	—	—	—	(17,738,137)	—	(17,738,137)
Net investment income (loss)	—	—	—	8,084,210	—	—	—	—	8,084,210	—	8,084,210
Net realized gain (loss)	—	—	—	—	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	2,394,184	—	—	2,394,184	560,895	2,955,079
Net change in unrealized appreciation (depreciation) on foreign currency translation	—	—	—	—	—	—	(118,496)	—	(118,496)	—	(118,496)
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	—	—	—	—	(32,106)	(32,106)	—	(32,106)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	—	—	—	—	—	1,042,698	—	—	1,042,698		1,042,698
Balances as of December 31, 2018	37,003,502	$37,004	$321,741,819	$(19,870,206)	$698,460	$10,458,111	$(208,579)	$123,962	$312,980,571	$1,797,138	$314,777,709
Proceeds from issuance of common stock, net	11,086,672	11,087	97,330,310	—	—	—	—	—	97,341,397	—	97,341,397
Issuance of common stock under distribution reinvestment plan	784,496	784	6,751,893	—	—	—	—	—	6,752,677	—	6,752,677
Repurchases of common stock	(985,060)	(985)	(8,521,405)	—	—	—	—	—	(8,522,390)	—	(8,522,390)
Offering costs	—	—	(690,848)	—	—	—	—	—	(690,848)	—	(690,848)
Shareholder distributions	—	—	—	(25,884,105)	—	—	—	—	(25,884,105)	—	(25,884,105)
Distributions to Special Unitholder	—	—	—	—	—	—	—	—	—	(170,000)	(170,000)
Net investment income (loss)	—	—	—	7,277,091	—	—	—	—	7,277,091	—	7,277,091
Net realized gain (loss)	—	—	—	—	11,265,324	—	—	—	11,265,324	1,650,414	12,915,738
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	22,676,163	—	—	22,676,163	4,620,717	27,296,880
Net change in unrealized appreciation (depreciation) on foreign currency translation	—	—	—	—	—	—	7,589	—	7,589	—	7,589
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	—	—	—	—	(4,001,844)	(4,001,844)	(1,000,461)	(5,002,305)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	—	—	—	—	—	(10,461,973)	—	—	(10,461,973)	—	(10,461,973)
Balances as of December 31, 2019	47,889,610	$47,890	$416,611,769	$(38,477,220)	$11,963,784	$22,672,301	$(200,990)	$(3,877,882)	$408,739,652	$6,897,808	$415,637,460
Proceeds from issuance of common stock, net	16,168,757	16,167	144,779,086	—	—	—	—	—	144,795,253	—	144,795,253
Issuance of common stock under distribution reinvestment plan	774,551	775	6,646,246	—	—	—	—	—	6,647,021	—	6,647,021
Repurchases of common stock	(1,962,300)	(1,962)	(17,139,240)	—	—	—	—	—	(17,141,202)	—	(17,141,202)
Offering costs	—	—	(1,750)	—	—	—	—	—	(1,750)	—	(1,750)
Proceeds from shares transferred	(271)	—	—	—	—	—	—	—	—	—	—
Shareholder distributions	—	—	—	(31,038,522)	—	—	—	—	(31,038,522)	—	(31,038,522)
Distributions to Special Unitholder	—	—	—	—	—	—	—	—	—	(8,052,116)	(8,052,116)
Net investment income	—	—	—	8,807,687	—	—	—	—	8,807,687	—	8,807,687
Net realized gain on investments	—	—	—	—	6,177,848	—	—	—	6,177,848	1,652,702	7,830,550
Net change in unrealized appreciation on investments	—	—	—	—	—	51,616,418	—	—	51,616,418	(239,048)	51,377,370
Net change in unrealized depreciation on foreign currency translation	—	—	—	—	—	—	92,019	—	92,019	—	92,019
Net change in unrealized depreciation on swap contracts	—	—	—	—	—	—	—	(4,613,221)	(4,613,221)	(259,346)	(4,872,567)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	—	—	—	—	—	(18,529,344)	—	—	(18,529,344)	—	(18,529,344)
Balances as of December 31, 2020	62,870,347	$62,870	$550,896,111	$(60,708,055)	$18,141,632	$55,759,375	$(108,971)	$(8,491,103)	$555,551,859	$—	$555,551,859
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Operating activities
Net increase (decrease) in net assets from operations	$44,705,715	$32,033,020	$11,931,385
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Amortization of deferred financing costs	576,464	226,742	222,394
Amortization and accretion of premium and discount	—	—	(88,432)
Purchase of investments	(395,034,767)	(353,585,860)	(135,052,745)
Return of capital from investments	212,742,142	161,551,945	44,566,792
Proceeds from principal payments and sales of investments	67,958,438	64,254,366	4,621,231
Net realized (gain) on investments	(7,830,550)	(12,915,738)	—
Net change in unrealized (appreciation) on investments	(51,377,370)	(27,296,880)	(2,955,079)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(92,019)	(7,589)	118,496
Net change in unrealized (appreciation) depreciation on swap contracts	4,872,567	5,002,305	32,106
Deferred tax expense	11,367,513	7,273,542	415,971
(Increase) decrease in other assets:
Receivable for investments sold	17,254,307	(22,013,491)	—
Receivable for return of capital	(2,159,762)	—	—
Dividend receivable	(6,560,783)	(132,846)	(488,000)
Other assets	(2,587,312)	(410,486)	(126,832)
Increase (decrease) in other liabilities:
Payable for investments purchased	(3,050,697)	7,493,366	(15,405,304)
Due to advisor, net	—	(19,181)	8,764
Management fee payable	782,618	(315,179)	530,870
Performance participation fee payable	3,540,052	—	—
Accounts payable and accrued expenses	162,392	(307,935)	327,031
Interest payable	(3,161)	8,426	(108,738)
Net cash used in operating activities	(104,734,213)	(139,161,473)	(91,450,090)

Financing activities
Borrowings on credit facility and term note	34,736,220	55,580,682	30,665,460
Paydowns on credit facility and term note	(16,584,956)	(14,255,676)	(13,655,794)
Payments of financing costs	(1,116,629)	(2,192,009)	(615,378)
Proceeds from issuance of shares of common stock, net	139,553,538	97,025,448	120,024,951
Distributions paid	(23,795,124)	(18,607,250)	(11,061,871)
Offering costs	—	(690,848)	(734,546)
Repurchases of common stock	(13,224,248)	(7,585,418)	(4,194,111)
Distribution to Special Unitholder	(8,052,116)	(170,000)	—
Net cash provided by financing activities	111,516,685	109,104,929	120,428,711
Net increase (decrease) in cash and cash equivalents	6,782,472	(30,056,544)	28,978,621
Cash, cash equivalents and restricted cash, beginning of period	9,066,091	39,122,635	10,144,014
Cash, cash equivalents and restricted cash, end of period	$15,848,563	$9,066,091	$39,122,635

Reconciliation of cash, cash equivalents and restricted cash per the Consolidated Statements of Assets and Liabilities
Cash and cash equivalents	$15,848,563	$8,636,839	$39,122,635
Restricted cash	—	429,252	—
Total cash, cash equivalents and restricted cash	$15,848,563	$9,066,091	$39,122,635

Supplemental disclosure of cash flow information
Cash interest paid during the period	$3,289,568	$1,360,409	$1,219,237

Non cash financing activities
Shareholder contribution receivable from sale of common stock	$6,418,454	$650,000	$469,245
Purchase of investments	$—	$—	$8,091
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
December 31, 2020

Investments in controlled/affiliated portfolios	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States - Not readily marketable

Battery Storage			100% Ownership	$8,839,235	$8,839,235	1.6%
Pacifica Portfolio				$8,839,235	$8,839,235	1.6%
Total Battery Storage - 1.6%

Biomass
Eagle Valley Biomass Portfolio			100% Ownership	$23,236,352	$23,236,352	4.2%
Total Biomass - 4.2%				$23,236,352	$23,236,352	4.2%

Commercial Solar
Canadian Northern Lights Portfolio (c)			100% Ownership	$1,603,136	$1,689,628	0.3%
Conic Portfolio			Managing Member, Majority Equity Owner	$12,544,825	$14,919,065	2.7%
East to West Solar Portfolio			100% Ownership or Managing Member, Equity Owner	24,667,990	21,899,020	3.9%
Foresight Solar Portfolio			100% Ownership	17,600,743	22,725,911	4.1%
Golden Horizons Solar Portfolio			100% Ownership	9,290,000	17,151,887	3.1%
Green Maple Portfolio			100% Ownership	26,844,254	25,972,885	4.7%
Longleaf Solar Portfolio			Managing Member, Majority Equity Owner	23,380,186	24,396,613	4.4%
Magnolia Sun Portfolio			100% Ownership or Managing Member, Equity Owner	33,008,559	36,904,011	6.6%
Midway III Solar Portfolio			Managing Member, Majority Equity Owner	11,544,921	12,938,817	2.3%
Six States Solar Portfolio			100% Ownership	12,470,306	12,491,391	2.2%
Sunny Mountain Portfolio			100% Ownership	888,081	719,838	0.1%
Trillium Portfolio (d)			Managing Member, Majority Equity Owner	83,219,738	105,913,033	19.1%
Turquoise Solar Portfolio			Managing Member, Majority Equity Owner	17,829,605	17,233,076	3.1%
Total Commercial Solar - 56.6%				$274,892,344	$314,955,175	56.6%

Wind
Greenbacker Wind Portfolio - California			100% Ownership	$9,500,000	$8,831,781	1.6%
Greenbacker Wind Portfolio - HoldCo			100% Ownership	73,244,891	75,013,771	13.5%
Greenbacker Wind Portfolio - Massachusetts			Managing Member, Majority Equity Owner	10,486,133	11,525,025	2.1%
Greenbacker Wind Holdings II			100% Ownership or Managing Member, Equity Owner	33,834,320	35,839,967	6.5%
Total Wind - 23.7%				$127,065,344	$131,210,544	23.7%

Pre-Operational Assets
Citrine Portfolio			100% Ownership	$23,523,051	$23,314,570	4.2%

Investments in controlled/affiliated portfolios	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Greenbacker Wind Portfolio - Maine			100% Ownership	12,704,196	23,758,084	4.3%
Sego Lily Portfolio			100% Ownership	29,178,404	$62,135,652	11.2%
Total Pre-Operational Assets - 19.7%				$65,405,651	$109,208,306	19.7%

Other Investments
Other Portfolios			(b)	$18,297,861	$17,919,529	3.2%
Greenbacker Development Opportunities Fund I, LP				5,371,585	$5,371,585	1.0%
Total Other Investments - 4.2%				$23,669,446	$23,291,114	4.2%

Energy Efficiency in the United States
GREC Energy Efficiency Portfolio			100% Ownership	$339,708	$342,941	0.1%
Renew AEC One, LLC	10.25%	2/24/2025	$398,640	398,640	398,640	0.1%
Total Energy Efficiency - 0.2%				$738,348	$741,581	0.2%
Total Investments in controlled/affiliated Portfolios				$523,846,720	$611,482,307	110.2%

Investments in non-controlled/non-affiliated portfolios
Secured Loans - Not readily marketable
Encore Loan	10.00%	2/28/2021	$10,606,725	$10,606,725	$10,606,725	1.9%
Hudson Loan	8.00%	3/31/2021	6,021,402	6,021,402	6,021,402	1.1%
Hudson II Loan	8.00%	3/31/2021	3,923,873	3,923,873	3,923,873	0.7%
New Market Loan	9.00%	4/30/2021	5,007,350	5,007,350	5,007,350	0.9%
SE Solar Loan	9.00%	2/21/2021	5,005,244	5,005,244	5,005,244	0.9%
TUUSSO Loan	8.00%	4/30/2021	6,763,096	6,763,096	6,763,096	1.2%
Total Secured Loans - Not readily marketable - 6.7%				$37,327,690	$37,327,690	6.7%
Total Investments in non-controlled/non-affiliated portfolios				$37,327,690	37,327,690	6.7%
TOTAL INVESTMENTS: 116.9%				$561,174,410	$648,809,997	116.9%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: -16.9%					(93,258,138)	-16.9%
TOTAL NET ASSETS: 100%					$555,551,859	100.0%
(a)Percentages are based on net assets of $555,551,859 as of December 31, 2020.
(b)Includes pre-acquisition and due diligence expenses.
(c)Portfolio is located outside of the United States of America.
(d)Includes assets that have not reached COD that are being recognized at their fair market value.

Interest Rate Swaps

Counterparty	Pay/Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,033,889	$(15,502)	$—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	17,197,263	(1,588,956)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	25,672,154	(3,388,560)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	3,707,924	(614,732)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.668%	Monthly	12/31/2034	34,695,980	(4,143,159)	—
							$(9,750,909)	$—
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
December 31, 2019

Investments in controlled/affiliated portfolios	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States- Not readily marketable
Biomass
Eagle Valley Biomass Portfolio			100% Ownership	$21,425,600	$21,425,600	5.1%
Total Biomass - 5.1%				$21,425,600	$21,425,600	5.1%

Commercial Solar
Conic Portfolio			Managing member, majority equity owner	$12,077,823	$17,828,206	4.2%
East to West Solar Portfolio			100% equity ownership or Managing member, majority equity owner	$39,109,190	$41,214,191	9.7%
Foresight Solar Portfolio			Managing Member, Majority Equity Owner	13,790,000	14,965,339	3.5%
Golden Horizons Solar Portfolio			100% Ownership	9,290,000	15,132,017	3.6%
Green Maple Portfolio			100% Ownership	26,561,596	27,268,058	6.4%
Longleaf Solar Portfolio			Managing member, majority equity owner	22,797,404	24,605,536	5.8%
Magnolia Sun Portfolio			100% Ownership	10,775,000	6,460,457	1.5%
Midway III Solar Portfolio			Managing member, majority equity owner	10,575,394	11,475,652	2.7%
Six States Solar Portfolio			100% Ownership	12,655,306	12,799,005	3.0%
Sunny Mountain Portfolio			100% Ownership	884,578	743,768	0.2%
Total Commercial Solar - 40.6%				$158,516,291	$172,492,229	40.6%

Residential Solar
Canadian Northern Lights Portfolio (c)			100% Ownership	$1,603,136	$1,611,955	0.4%
Greenbacker Residential Solar Portfolio			100% Ownership or Managing Member, Majority Equity Owner	28,100,000	32,540,979	7.7%
Greenbacker Residential Solar Portfolio II			Managing Member, Majority Equity Owner	6,400,000	13,279,521	3.1%
Total Residential Solar - 11.2%				$36,103,136	$47,432,455	11.2%

Wind
Greenbacker Wind Portfolio - California			100% Ownership	$9,500,000	$8,777,056	2.1%
Greenbacker Wind Portfolio - HoldCo			100% Ownership	25,753,111	35,089,021	8.3%
Greenbacker Wind Portfolio - Iowa			100% Ownership	20,440,000	20,440,000	4.8%
Greenbacker Wind Portfolio - Massachusetts			Managing member, majority equity owner	10,169,079	10,902,726	2.6%
Greenbacker Wind Portfolio - Montana			100% Ownership or Managing Member, Equity Owner	24,756,684	26,451,773	6.2%
Total Wind - 24.0%				$90,618,874	$101,660,576	24.0%

Pre-Operational Assets
Citrine Portfolio			100% Ownership	$3,411,249	$3,411,249	0.8%
Colorado CES Portfolio			100% Ownership	4,517,354	4,517,354	1.1%
Electric City Portfolio			100% Ownership	4,208,484	4,208,484	1.0%
Omni DG Portfolio			100% Ownership	17,900,298	17,900,298	4.2%
Opal Portfolio			100% Ownership	344,949	344,949	0.1%
Oregon Sun Portfolio			100% Ownership	5,404,787	5,404,787	1.3%
Phoenix Solar Portfolio			100% Ownership	4,051,138	4,051,138	1.0%
SE Solar 2019 Portfolio			100% Ownership	5,000,000	5,000,000	1.2%
Trillium Portfolio			Managing member, majority equity owner	24,277,396	24,277,396	5.7%
Turquoise Solar Portfolio			100% Ownership	26,602,532	26,602,532	6.3%
Total Pre-Operational Assets - 22.7%				$95,718,187	$95,718,187	22.7%

Other Investments
Other Portfolios			(b)	12,656,710	12,473,975	2.9%
Total Other Investments - 2.9%				$12,656,710	$12,473,975	2.9%

Energy Efficiency in the United States
GREC Energy Efficiency Portfolio			100% Ownership	$388,044	$390,019	0.1%
Renew AEC One, LLC	10.25%	2/24/2025	$551,640	479,140	479,140	0.1%
Total Energy Efficiency - 0.2%				$867,184	$869,159	0.2%
Total Investments in controlled/affiliated Portfolios				$415,905,982	$452,072,181	106.7%
Investments in non-controlled/non-affiliated portfolios
Secured Loans - Not readily marketable
Encore Loan	10.00%	10/11/2020	$5,000,680	$5,000,680	$5,000,680	1.2%
Hudson Loan	8.00%	3/31/2020	9,481,127	9,481,127	9,481,127	2.2%
New Market Loan	9.00%	10/3/2020	5,000,000	5,000,000	5,000,000	1.2%
SE Solar Loan	9.00%	2/21/2020	1,000,000	1,000,000	1,000,000	0.2%
TUUSSO Loan	8.00%	6/30/2020	2,621,883	2,621,883	2,621,883	0.6%
Total Secured Loans - Not readily marketable - 5.4%				$23,103,690	$23,103,690	5.4%
Total Investments in non-controlled/non-affiliated portfolios				$23,103,690	$23,103,690	5.4%
TOTAL INVESTMENTS: 112.1%				$439,009,672	$475,175,871	112.1%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: -12.1%					(51,724,280)	(12.1)%
TOTAL NET ASSETS: 100.0%					$415,637,460	100.0%
(a)Percentages are based on net assets of $415,637,460 as of December 31, 2019.
(b)Includes pre-acquisition and due diligence expenses.
(c)Portfolio is located outside of the United States of America.
Interest Rate Swaps

Counterparty	Pay/Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	3,320,556	$21,223	$—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	18,981,540	(611,198)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	27,662,350	(1,725,805)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	3,946,615	(359,271)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.668%	Monthly	12/31/2034	37,560,113	(2,203,292)	—
							$(4,878,343)	$—
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 1. Organization and Operations of the Company
Greenbacker Renewable Energy Company LLC (the “LLC”), a Delaware limited liability company formed in December 2012, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and other sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”).

GREC is a Maryland corporation formed in November 2011, and the LLC currently holds all of the outstanding shares of capital stock of GREC. GREC Entity HoldCo LLC (“GREC HoldCo”), a wholly owned subsidiary of GREC, was formed in Delaware in June 2016. GREC Administration LLC and Danforth Shared Services LLC, both wholly owned subsidiaries of GREC, were formed in Delaware in January 2020 and May 2019, respectively. The use of “we,” “us,” “our” and the “company” refer, collectively, to the LLC, GREC, GREC HoldCo, GREC Administration LLC and Danforth Shared Services LLC. We are externally managed and advised by our Advisor, Greenbacker Capital Management LLC (the “Advisor” or “GCM”), a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year-end is December 31.

Pursuant to an initial Registration Statement filed in December 2011 (File No. 333-178786-01) and a second Registration Statement filed in February 2017 (File No. 333-211571), the company offered up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the company’s distribution reinvestment plan (the “DRP”). As of March 29, 2019, the company terminated its public offering of the shares as well as its privately offered Class P-A shares, which was subsequently reinstated as of October 18, 2020. While the company publicly offered three classes of shares: Classes A, C and I, as of March 29, 2019 the company only privately offered Class P-I shares on a continuous basis. The share classes had different selling commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C shares. The company has adopted a Distribution Reinvestment Plan pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. Following the termination of the company’s public offering of shares, the DRP continues to be available to existing investors who purchased shares as offered under the public offering, while all investors can participate in the share repurchase plan. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 (File No. 333-231960), we offered a maximum of $10,000,000 in shares to our existing shareholders pursuant to the DRP. As of November 30, 2020, pursuant to our Registration Statement on Form S-3 (File No. 333-251021), the company is offering up to an additional $20,000,000 in shares to our existing shareholders pursuant to the DRP.

In addition to Class P-I, effective October 18, 2020, the company began privately offering Classes P-D, P-T and P-S. As of December 31, 2020, no shares have been issued to these share classes. The DRP was amended as of February 1, 2021 to include all of the company’s privately offered share classes.
As of December 31, 2020, the company has made solar, wind, biomass, battery storage, and energy efficiency investments in 28 portfolios, 27 domiciled in the United States and one in Canada, as well as seven secured loan investments in the United States (see Note 3). As of December 31, 2019, the company had made solar, wind, biomass, and energy efficiency investments in 36 portfolios, 35 domiciled in the United States and one in Canada, as well as six secured loan investments in the United States.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 2. Significant Accounting Policies
Basis of Presentation
The company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Actual results could differ from those estimates, assumptions and judgments. Significant items subject to such estimates will include determining the fair value of investments, revenue recognition, income tax uncertainties and other contingencies. The consolidated financial statements of the company include the accounts of the LLC and its consolidated subsidiaries, GREC, GREC HoldCo, and GREC Administration LLC and Danforth Shared Services LLC, both of which provide administrative services to the company. All intercompany accounts and transactions have been eliminated.
The company’s consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). In accordance with this specialized accounting guidance, the company recognizes and carries all of its investments, including investments in the underlying operating entities, at fair value with changes in fair value recognized in earnings. Additionally, the company will not apply the equity method of accounting to its investments. The company carries its liabilities at amounts payable, net of unamortized premiums or discounts. The company does not currently plan to elect to carry its non-investment liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.
The financial information associated with the December 31, 2020 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations necessary for a fair presentation in accordance with GAAP.
Basis of Consolidation
As provided under Regulation S-X and ASC Topic 946, the company will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the company. Accordingly, the company consolidates in its consolidated financial statements the accounts of certain wholly owned subsidiaries that meet the criteria. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The company has not experienced any losses in any such accounts.
The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2020, the company had $4,675,843 in cash and $11,172,720 in cash equivalents presented on the Consolidated Statements of Assets and Liabilities. Short-term investments that are cash equivalents, which are considered Level 1 investments, are stated at cost, which approximates fair value.
Restricted Cash
Restricted cash consists of cash accounts or letters of credit that are restricted for use on specific investments. As of December 31, 2020, the company did not have any restricted cash accounts.
Foreign Currency Translation
The accounting records of the company are maintained in U.S. Dollars. The fair value of investments and other assets and liabilities denominated in non-U.S. currencies are translated into U.S. Dollars using the exchange rate at the end of each

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 2. Significant Accounting Policies (cont.)
reporting period. Amounts related to the purchase and sale of investments, investment income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.
Net unrealized currency gains and losses arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate are reflected as part of Net change in unrealized appreciation (depreciation) on translation of assets and liabilities denominated in foreign currencies in the Consolidated Statements of Operations.
Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.
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
The Advisor has established procedures to estimate the fair value of its investments that the company’s Board of Directors has reviewed and approved. To the extent that such market data is available, the company will use observable market data to estimate the fair value of investments. In the absence of quoted market prices in active markets, or quoted market prices for similar assets in markets that are not active, the company will use the valuation methodologies described below with unobservable data based on the best available information in the circumstances. These methodologies incorporate the company’s assumptions about the factors that a market participant would use to value the asset.
For investments for which quoted market prices are not available, which comprise most of our investment portfolio, fair value is estimated by using the income or market approach. The income approach assumes that value is created by the expectation of future benefits, discounted by a risk premium, to calculate a current cash value. This estimate is the fair value: the amount an investor would be willing to pay to receive those future benefits. The market approach compares either recent comparable transactions to the investment or an offer to purchase an investment based upon a qualified bid: a signed term sheet and/or a signed purchase agreement. Adjustments to proposed prices are made to account for the probability of the deal closing, changes between proposed and executed terms, and any dissimilarity between the comparable transactions and their underlying investments. If multiple bids are qualified in the same valuation period, a blended market approach will be calculated.

Prior to the second quarter of 2020, fair value for pre-operational assets was approximated using the cost approach. Beginning in the second quarter of 2020, our Advisor expanded the criteria whereby certain pre-operational assets are identified and qualified for the income approach, rather than the cost approach, for approximating fair value. Currently, we consider all owned assets that are fully construction ready with no impediments to begin construction and where the costs to complete such projects are well understood for the income approach. The fair value of such eligible projects is determined based upon a discounted cash flow methodology. If the portfolio has any significant portion of value that remains subject to negotiation or contract or if other significant risks to complete the project exist, the investment may be held at cost, as an approximation of fair value. These valuation methodologies involve a significant degree of judgment by management.
In determining the appropriate fair value of an investment using these approaches, the most significant information and assumptions include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 2. Significant Accounting Policies (cont.)
nature and realizable value of any collateral, the investment’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer companies that are public, comparable mergers and acquisitions, the principal market and enterprise values and environmental factors, among other factors.
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
Earnings (Loss) per Share
In accordance with the provisions of ASC Topic 260—Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common members by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common members per share and net investment income per share for the years ended December 31, 2020, 2019 and 2018.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 2. Significant Accounting Policies (cont.)

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Basic and diluted
Net investment income	$8,807,687	$7,277,091	$8,084,210
Net increase in net assets attributed to common members	$43,551,407	$26,762,350	$11,370,490
Net investment income per share	$0.16	$0.17	$0.27
Net increase in net assets attributed to common members per share	$0.81	$0.61	$0.38
Weighted average common shares outstanding	54,057,620	43,788,187	29,799,735
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
Dividend income is recorded when dividends are declared and determined that collection is probable. The timing and amount of dividend income is determined on at least a quarterly basis. This process includes an analysis at the individual project company level based on cash available from operations and working capital needed for the project company operations. Dividend income from our privately held, equity investments is recognized when approved. On a quarterly basis at a minimum, dividends received from the company’s project companies, which generally reflect net cash flow from operations after debt service, are declared, accrued and paid.
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
December 31, 2020
Note 2. Significant Accounting Policies (cont.)
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
Organization and Offering Costs
Organization and offering costs (“O&O costs”), other than sales commissions and the dealer manager fee, were initially paid by our Advisor and/or dealer manager on behalf of the company in connection with its formation and the offering of its shares pursuant to now-terminated Registration Statements on Form S-1 (File No. 333-178786-01 and File No. 333-211571, respectively).
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
Offering costs incurred by our Advisor in conjunction with the offering of shares of Class P-A, P-S, P-T and P-D under our current private placement memorandum are subject to reimbursement by the company up to 0.50% (50 basis points) of gross offering proceeds.

The costs incurred by our Advisor and/or dealer manager are recognized as a liability of the company to the extent that the company is obligated to reimburse our Advisor and/or dealer manager. When recognized by the company, organizational costs are expensed and offering costs, excluding selling commissions and dealer manager fees, are recognized as a reduction of the proceeds from the offering. As of December 31, 2020, $94,486 in O&O costs were incurred by our Advisor with respect to the company’s continuous offering, of which $1,751 is a current payable and the remaining $92,735 is a contingent liability of the company. As of December 31, 2019, all the O&O costs incurred by our Advisor with respect to the company’s terminated offering had been reimbursed in full.
The following table provides information in regard to the status of O&O costs related to the continuous offering as of December 31, 2020:

December 31, 2020
Total O&O costs incurred by the Advisor and dealer manager	$94,486
Amounts previously reimbursed to the Advisor/dealer manager by the company	$—
Amounts payable to Advisor by the company	$1,751
Amounts of the contingent liability subject to payment by the company only upon adequate gross offering proceeds being raised	$92,735
The following table provides information in regard to the status of O&O costs related to the terminated offering as of December 31, 2019:

December 31, 2019
Total O&O costs incurred by the Advisor and former dealer manager	$9,822,109
Amounts previously reimbursed to the Advisor/former dealer manager by the company	9,822,109
Amounts payable to Advisor by the company	—
Amounts of the contingent liability subject to payment by the company only upon adequate gross offering proceeds being raised	—

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 2. Significant Accounting Policies (cont.)
Financing Costs

Financing costs incurred by the company for the issuance of debt liabilities are deferred and amortized using the straight-line method over the life of the debt liability. Financing costs related to debt liabilities incurred by the company are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the carrying amount of that debt liability.
Return of Capital Receivable

For operational assets, if the project company has inadequate cash to fund day-to-day expenses, the company will loan funds to that project company through an equity investment. Once the project company has adequate cash, they will repay the loan by sending a return of capital distribution. As of December 31, 2020, and 2019, a return of capital receivable in the amounts of $2,159,762 and nil, respectively, was recorded on the Consolidated Statements of Assets and Liabilities.
Capital Gains Incentive Allocation and Distribution

Pursuant to the terms of the LLC’s third amended and restated limited liability company agreement, a capital gains incentive allocation was earned by GREC Advisors, LLC (the “Special Unitholder”), an affiliate of our Advisor, on realized gains (net of realized and unrealized losses) since inception from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the LLC’s amended and restated limited liability company agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive allocation, the company included unrealized gains in the calculation of the capital gains incentive distribution. This amount reflected the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the Consolidated Statements of Assets and Liabilities date, even though the Special Unitholder is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are realized. Thus, on each date that net asset value was calculated, the company calculated for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period and reflected as an allocation of equity between common members and the Special Unitholder. As of December 31, 2020 and 2019, a capital gains incentive distribution allocation in the amounts of nil and $6,897,808, respectively, was recorded in the Consolidated Statements of Assets and Liabilities as Special Unitholder’s equity.
In August 2020, the company entered into the LLC’s fourth amended and restated limited liability company agreement. In such agreement, the incentive fee payable by the company was simplified to replace the income incentive distribution and capital gains incentive distribution with one singular performance participation fee, as described in the Performance Participation Fee section below. In connection with the termination of the methodology under the old agreement, a one-time distribution (settlement) in the amount of $4,749,000 was mutually agreed upon by the company and the Special Unitholder. The remaining $4,193,559 was written off by reclassifying the Special Unitholder’s equity into common equity upon adoption of the fourth amended and restated limited liability company agreement. The $(1,154,308) is presented on the Consolidated Statements of Operations as the net decrease in net assets attributed to the Special Unitholder for the year ended December 31, 2020. The Special unitholder’s equity on the Consolidated Statements of Assets and Liabilities as of December 31, 2020 is nil.

Performance Participation Fee

Under the LLC’s fourth amended and restated limited liability company agreement entered into in August 2020, the incentive fee payable by the company was simplified to be structured with two components: the performance participation fee and the liquidation performance participation fee. The performance participation fee is based on the company’s total return amount during the relevant calculation period. The calculation of the performance participation fee is further detailed in Note 5. Related Party Agreements and Transactions Agreements. The performance participation fee is accounted for and classified as an operating expense and reflected as the performance participation fee on the Consolidated Statements of Operations. Under the new agreement, which as previously discussed was retroactively applied as of April 1, 2020, a performance participation fee payable of $3,540,052 was recorded as of December 31, 2020 in the Consolidated Statements of Assets and Liabilities. The performance participation fee recorded on the Consolidated Statements of Operations for the year ended December 31, 2020 is $4,571,927.

As a result of the revisions to prior period financial statements discussed in Note 12. Revisions to Prior Period Financial Statements, there were a certain amount of proceeds paid under the company’s share repurchase program that otherwise would

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 2. Significant Accounting Policies (cont.)
not have been paid due to the misstatement historically impacting the company’s share repurchase price. As a result, the Special Unitholder waived $(747,602) of performance participation fees for the year ended December 31, 2020, which is recorded as performance participation fee waiver in the Consolidated Statements of Operations.
Deferred Sales Commissions

The company defers certain costs—principally sales commissions and related compensation—which are paid to the dealer manager and may be reallowed to financial advisors and broker-dealers in the future in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of these shares are recorded as a liability on the date of sale and are amortized on a straight-line basis over the period beginning at the time of sale and ending on the earlier date of 1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; or 2) the date which approximates an expected liquidity event for the company. The estimated amount of the liability can be updated to the initial recognition as management’s assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained. As of December 31, 2020, and 2019, the company recorded a liability for deferred sales commissions in the amount of $131,875 and $56,483, respectively.
Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no impact on prior periods’ results.
Derivative Instruments
The company may utilize interest rate swaps to modify interest rate characteristics of existing debt obligations to manage interest rate exposure. These are recorded at fair value either as assets or liabilities in the accompanying Consolidated Statements of Assets and Liabilities, with changes in the fair value of interest rate swaps during the period recognized as either an unrealized appreciation or depreciation in the accompanying Consolidated Statements of Operations. On the expiration, termination or settlement of a derivatives contract, the company generally records a gain or loss. When there is a master netting agreement with a financial institution, any gain or loss on interest rate swaps with the same financial institution are netted for financial statement presentation.
The fair value of interest rate swap contracts open as of December 31, 2020 is included on the schedule of investments by contract. For the year ended December 31, 2020, the company’s average monthly notional exposure to interest rate swap contracts was $87,602,800.
Consolidated Statements of Assets and Liabilities — Fair Values of Derivatives as of December 31, 2020

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$—	Swap contracts, at fair value	$9,750,909
		$—		$9,750,909
Consolidated Statements of Assets and Liabilities — Fair Values of Derivatives as of December 31, 2019

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 2. Significant Accounting Policies (cont.)

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$21,223	Swap contracts, at fair value	$4,899,566
		$21,223		$4,899,566
The effect of derivative instruments on the Consolidated Statements of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the year ended December 31, 2020	Change in net unrealized depreciation on derivative transactions for the year ended December 31, 2019	Change in net unrealized depreciation on derivative transactions for the year ended December 31, 2018
Swaps
Interest Rate Risk	$(4,872,567)	$(5,002,305)	$(32,106)
	$(4,872,567)	$(5,002,305)	$(32,106)

Risk Exposure	Investment interest income from non-controlled, non-affiliated investments for the year ended December 31, 2020	Investment interest income from non-controlled, non-affiliated investments for the year ended December 31, 2019	Investment interest income from non-controlled, non-affiliated investments for the year ended December 31, 2018
Swaps
Interest Rate Risk	$—	$—	$189,178
	$—	$—	$189,178

Risk Exposure	Other expenses for the year ended December 31, 2020	Other expenses for the year ended December 31, 2019	Other expenses for the year ended December 31, 2018
Swaps
Interest Rate Risk	$1,702,655	$229,731	$—
	$1,702,655	$229,731	$—
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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 2. Significant Accounting Policies (cont.)
Regarding our investment in the Canadian Northern Lights Portfolio, we have foreign currency risk related to our revenue and operating expenses, which are denominated in Canadian Dollars as opposed to U.S. Dollars.
Income Taxes
The LLC intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the LLC will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the LLC does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation, and the company would become taxable as a corporation for U.S. federal income tax purposes under the Internal Revenue Code. The LLC would be required to pay income tax at corporate rates on its net taxable income. To the extent of the company’s earnings and profits, and the payment of the distributions would not be deductible by the LLC, distributions to members from the LLC would constitute dividend income taxable to such members.
The LLC plans to conduct substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to U.S. federal, state and local income taxes. Accordingly, most of its operations will be subject to U.S. federal, state and local income taxes. As of December 31, 2020, including territories and provinces, the portfolio resides in 29 jurisdictions.
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
For income tax benefits to be recognized, including uncertain tax benefits, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of the benefit that is more likely than not to be realized upon ultimate settlement. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest and penalties associated with income taxes, if any, will be recognized in general and administrative expense.
The company does not consolidate its investments for financial statements; rather, it accounts for its investments at fair value under the specialized accounting of ASC Topic 946. The tax attributes of the individual investments will be considered and incorporated in the company’s fair value estimates for those investments. The amounts recognized in the consolidated financial statements for unrealized appreciation and depreciation will result in a difference between the consolidated financial statements and the cost basis of the assets for tax purposes. These differences will be recognized as deferred tax assets and liabilities. Generally, the entities that hold the company’s investments will be included in the consolidated tax return of GREC and the differences between the amounts recognized for financial statement purposes and the tax return will be recognized as additional deferred tax assets and liabilities.
The company follows the authoritative guidance on accounting for uncertainty in income taxes and has concluded that it has no material uncertain tax positions to be recognized at this time.
The company assessed its tax positions for all open tax years as of December 31, 2020 for all U.S. federal and state tax jurisdictions for the years 2014 through 2020. The results of this assessment are included in the company’s tax provision and deferred tax assets as of December 31, 2020.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 2. Significant Accounting Policies (cont.)
value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (fiscal 2020 for the company). Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. Beginning on January 1, 2020, we have adopted ASU 2018-13 in our consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting,” which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contracts as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. As of December 31, 2020, we have not elected to apply the optional amendments and are currently evaluating the impact of the ASU and the effect on our consolidated financial statements.

Revisions to Prior Period Financial Statements

As discussed further in Note 12, we identified errors related to deferred tax assets included in our consolidated financial statements for the quarterly period ended September 30, 2016 and each subsequent quarterly and annual period through the quarterly period ending June 30, 2020. The deferred tax assets error related to the capital gains incentive allocation and distribution earned by the “Special Unitholder.” The LLC intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. Since the capital gains incentive allocation and distribution was the responsibility of the LLC, and the LLC is not subject to any income taxes, there should not have been a corresponding deferred tax asset recorded in the consolidated financial statements.

In accordance with the guidance in the FASB ASC Topic 250, Accounting Changes and Error Corrections; ASC Topic 250-10-S99-1, Assessing Materiality; and ASC Topic 250-10-S99-1, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, we concluded that our previously issued consolidated financial statements were not materially misstated as a result of these errors. We revised our previously reported quarterly and annual consolidated financial statements for the periods since September 30, 2016. The historical periods presented in this Annual Report on Form 10-K have been revised with corresponding adjustment to accumulated gains (losses) on the Consolidated Statements of Assets and Liabilities to correct for these errors. See Note 12 for the affect of the revisions on each of the individual affected line items in the consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 3. Investments
The composition of the company’s investments as of December 31, 2020, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage
Pacifica Portfolio	$8,839,235	$8,839,235	1.4%
Subtotal	$8,839,235	$8,839,235	1.4%
Biomass
Eagle Valley Biomass Portfolio	$23,236,352	$23,236,352	3.6%
Subtotal	$23,236,352	$23,236,352	3.6%
Commercial Solar
Canadian Northern Lights Portfolio	$1,603,136	$1,689,628	0.3%
Conic Portfolio	12,544,825	14,919,065	2.3%
East to West Solar Portfolio	24,667,990	21,899,020	3.4%
Foresight Solar Portfolio	17,600,743	22,725,911	3.5%
Golden Horizons Solar Portfolio	9,290,000	17,151,887	2.6%
Green Maple Portfolio	26,844,254	25,972,885	4.0%
Longleaf Solar Portfolio	23,380,186	24,396,613	3.8%
Magnolia Sun Portfolio	33,008,559	36,904,011	5.7%
Midway III Solar Portfolio	11,544,921	12,938,817	2.0%
Six States Solar Portfolio	12,470,306	12,491,391	1.9%
Sunny Mountain Portfolio	888,081	719,838	0.1%
Trillium Portfolio	83,219,738	105,913,033	16.3%
Turquoise Solar Portfolio	17,829,605	17,233,076	2.7%
Subtotal	$274,892,344	$314,955,175	48.6%
Wind
Greenbacker Wind Portfolio - California	$9,500,000	$8,831,781	1.4%
Greenbacker Wind Portfolio - HoldCo	73,244,891	75,013,771	11.5%
Greenbacker Wind Portfolio - Massachusetts	10,486,133	11,525,025	1.8%
Greenbacker Wind Holdings II	33,834,320	35,839,967	5.5%
Subtotal	$127,065,344	$131,210,544	20.2%
Pre-Operational Assets
Citrine Portfolio	$23,523,051	$23,314,570	3.5%
Greenbacker Wind Portfolio - Maine	12,704,196	23,758,084	3.6%
Sego Lily Portfolio	29,178,404	62,135,652	9.6%
Subtotal	$65,405,651	$109,208,306	16.7%
Other Investments
Other Portfolios	$18,297,861	$17,919,529	2.8%
Greenbacker Development Opportunities Fund I, LP	5,371,585	5,371,585	0.8%
Subtotal	$23,669,446	$23,291,114	3.6%
Energy Efficiency
GREC Energy Efficiency Portfolio	$339,708	$342,941	0.1%
Renew AEC One, LLC	398,640	398,640	0.1%
Subtotal	$738,348	$741,581	0.2%
Secured Loans
Encore Loan	$10,606,725	$10,606,725	1.6%
Hudson Loan	6,021,402	6,021,402	0.9%
Hudson II Loan	3,923,873	3,923,873	0.6%
New Market Loan	5,007,350	5,007,350	0.8%
SE Solar Loan	5,005,244	5,005,244	0.8%
TUUSSO Loan	6,763,096	6,763,096	1.0%
Subtotal	$37,327,690	$37,327,690	5.7%
Total	$561,174,410	$648,809,997	100%

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 3. Investments (cont.)
The composition of the company’s investments as of December 31, 2019, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass
Eagle Valley Biomass Portfolio	$21,425,600	$21,425,600	4.5%
Subtotal	$21,425,600	$21,425,600	4.5%
Commercial Solar
Conic Portfolio	$12,077,823	$17,828,206	3.8%
East to West Solar Portfolio	39,109,190	41,214,191	8.7%
Foresight Solar Portfolio	13,790,000	14,965,339	3.1%
Golden Horizons Solar Portfolio	9,290,000	15,132,017	3.2%
Green Maple Portfolio	26,561,596	27,268,058	5.7%
Longleaf Portfolio	22,797,404	24,605,536	5.2%
Magnolia Sun Portfolio	10,775,000	6,460,457	1.4%
Midway III Solar Portfolio	10,575,394	11,475,652	2.4%
Six States Solar Portfolio	12,655,306	12,799,005	2.6%
Sunny Mountain Portfolio	884,578	743,768	0.2%
Subtotal	$158,516,291	$172,492,229	36.3%
Residential Solar
Canadian Northern Lights Portfolio	$1,603,136	$1,611,955	0.3%
Greenbacker Residential Solar Portfolio	28,100,000	32,540,979	6.9%
Greenbacker Residential Solar Portfolio II	6,400,000	13,279,521	2.8%
Subtotal	$36,103,136	$47,432,455	10.0%
Wind
Greenbacker Wind Portfolio - California	$9,500,000	$8,777,056	1.8%
Greenbacker Wind Portfolio - HoldCo	25,753,111	35,089,021	7.4%
Greenbacker Wind Portfolio - Iowa	20,440,000	20,440,000	4.3%
Greenbacker Wind Portfolio - Massachusetts	10,169,079	10,902,726	2.3%
Greenbacker Wind Portfolio - Montana	24,756,684	26,451,773	5.6%
Subtotal	$90,618,874	$101,660,576	21.4%
Pre-Operational Assets
Citrine Solar Portfolio	$3,411,249	$3,411,249	0.7%
Colorado CES Portfolio	4,517,354	4,517,354	1.0%
Electric City Portfolio	4,208,484	4,208,484	0.9%
Omni Portfolio	17,900,298	17,900,298	3.8%
Opal Portfolio	344,949	344,949	0.1%
Oregon Sun Portfolio	5,404,787	5,404,787	1.1%
Phoenix Solar Portfolio	4,051,138	4,051,138	0.8%
SE Solar Portfolio	5,000,000	5,000,000	1.1%
Trillium Portfolio	24,277,396	24,277,396	5.0%
Turquoise Solar Portfolio	26,602,532	26,602,532	5.6%
Subtotal	$95,718,187	$95,718,187	20.1%
Other Investments
Other Portfolios	12,656,710	12,473,975	2.6%
Subtotal	$12,656,710	$12,473,975	2.6%
Energy Efficiency
GREC Energy Efficiency Portfolio	$388,044	$390,019	0.1%
Renew AEC One, LLC	479,140	479,140	0.1%
Subtotal	$867,184	$869,159	0.2%
Secured Loans
Encore Loan	$5,000,680	$5,000,680	1.1%
Hudson Loan	9,481,127	9,481,127	2.0%
New Market Loan	5,000,000	5,000,000	1.1%
SE Solar Loan	1,000,000	1,000,000	0.2%
TUUSSO Loan	2,621,883	2,621,883	0.5%
Subtotal	23,103,690	23,103,690	4.9%
Total	$439,009,672	$475,175,871	100.0%

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 3. Investments (cont.)
The counterparty to all the energy efficiency investments held by the company as of December 31, 2020 and December 31, 2019 is a related party (see Note 5).
The composition of the company’s investments as of December 31, 2020 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States
East Region	$148,159,362	$168,616,615	26.0%
Midwest Region	120,709,771	127,384,880	19.6
Mountain Region	113,435,944	153,512,583	23.7
South Region	83,302,384	85,763,612	13.2
West Region	93,963,813	111,842,679	17.2
Total United States:	$559,571,274	$647,120,369	99.7%
Canada	1,603,136	1,689,628	0.3
Total	$561,174,410	$648,809,997	100.0%
The composition of the company’s investments as of December 31, 2019 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States
East Region	$123,146,232	$130,572,650	27.4%
Midwest Region	49,408,021	55,455,982	11.7
Mountain Region	79,975,330	87,711,362	18.5
South Region	91,932,394	93,441,062	19.7
West Region	92,944,559	106,382,860	22.4
Total United States	$437,406,536	$473,563,916	99.7%
Canada	1,603,136	1,611,955	0.3
Total	$439,009,672	$475,175,871	100.0%
The composition of the company’s investments as of December 31, 2020 by industry, at fair value, were as follows:

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 3. Investments (cont.)

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass	$23,236,352	$23,236,352	3.6%
Commercial Solar*	312,220,034	352,282,865	54.3
Battery Storage	8,839,235	8,839,235	1.4
Wind	127,065,344	131,210,544	20.2
Pre-Operational Assets	65,405,651	109,208,306	16.7
Other Investments	23,669,446	23,291,114	3.6
Energy Efficiency	738,348	741,581	0.2
Total	$561,174,410	$648,809,997	100.0%
*Includes loans in the amount of $37,327,690.
The composition of the company’s investments as of December 31, 2019 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass	$21,425,600	$21,425,600	4.5%
Commercial Solar*	181,619,981	195,595,919	41.2
Residential Solar	36,103,136	47,432,455	10.0
Wind	90,618,874	101,660,576	21.4
Pre-Operational Assets	95,718,187	95,718,187	20.1
Other Investments	12,656,710	12,473,975	2.6
Energy Efficiency	867,184	869,159	0.2
Total	$439,009,672	$475,175,871	100.0%
*Includes loans in the amount of $23,103,690.
Investments held as of December 31, 2020 and 2019 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company, have greater than 50% representation on such company’s Board of Directors, or are investments in limited liability companies for which the company serves as managing member.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 4. Fair Value Measurements — Investments
The following table presents fair value measurements of investments, by major class, as of December 31, 2020 according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$609,394,039	$609,394,039
Capital Stock	—	—	1,689,628	1,689,628
Energy Efficiency Secured Loans	—	—	398,640	398,640
Secured Loans - Other	—	—	37,327,690	37,327,690
Total	$—	$—	$648,809,997	$648,809,997

Other Financial Instruments*
Open swap contracts - assets	$—	$—	$—	$—
Open swap contracts - liabilities	—	(9,750,909)	—	(9,750,909)
Total	$—	$(9,750,909)	$—	$(9,750,909)
*Other financial instruments are derivatives, such as futures, forward currency contracts and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.
The following table presents fair value measurements of investments, by major class, as of December 31, 2019 according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$449,981,086	$449,981,086
Capital Stock	—	—	1,611,955	1,611,955
Energy Efficiency Secured Loans	—	—	479,140	479,140
Secured Loans - Other	—	—	23,103,690	23,103,690
Total	$—	$—	$475,175,871	$475,175,871

Other Financial Instruments*
Open swap contracts - assets	$—	$21,223	$—	$21,223
Open swap contracts - liabilities	—	(4,899,566)	—	(4,899,566)
Total	$—	$(4,878,343)	$—	$(4,878,343)
*Other financial instruments are derivatives, such as futures, forward currency contracts and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 4. Fair Value Measurements — Investments (cont.)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2020:

	Balance as of December 31, 2019	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments (1)	Sales and Repayments of investments (2)	Net realized gain on investments	Balance as of December 31, 2020
Limited Liability Company Member Interests	$449,981,086	$51,391,716	$—	$380,144,045	$(212,742,142)	$(67,211,216)	$7,830,550	$609,394,039
Capital Stock	1,611,955	(14,346)	92,019	—	—	—	—	1,689,628
Energy Efficiency - Secured Loans	479,140	—	—	—	—	(80,500)	—	398,640
Secured Loans - Other	23,103,690	—	—	14,890,722	—	(666,722)	—	37,327,690
Total	$475,175,871	$51,377,370	$92,019	$395,034,767	$(212,742,142)	$(67,958,438)	$7,830,550	$648,809,997
(1)Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)Includes principal repayments on loans.
The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation on investments and foreign currency translation for the year ended December 31, 2020 attributable to Level 3 investments still held as of December 31, 2020 was $62,789,888. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the year ended December 31, 2020. The total net change in unrealized appreciation at fair value for the year ended December 31, 2020 was $46,596,822.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2019:

	Balance as of December 31, 2018	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments (1)	Sales and Repayments of investments (2)	Net realized gain on investments	Balance as of December 31, 2019
Limited Liability Company Member Interests	$304,542,921	$27,774,068	$—	$314,175,394	$(159,495,169)	$(49,931,866)	$12,915,738	$449,981,086
Capital Stock	2,081,554	(477,188)	7,589	—	—	—	—	1,611,955
Energy Efficiency - Secured Loans	551,640	—	—	—	—	(72,500)	—	479,140
Secured Loans - Other	—	—	—	39,410,466	(2,056,776)	(14,250,000)	—	23,103,690
Total	$307,176,115	$27,296,880	$7,589	$353,585,860	$(161,551,945)	$(64,254,366)	$12,915,738	$475,175,871
(1)Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)Includes principal repayments on loans.
The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation on investments and foreign currency translation for the year ended December 31, 2019 attributable to Level 3 investments still held as of December 31, 2019 was $27,304,469. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the year ended December 31, 2019. The total net change in unrealized appreciation at fair value for the year ended December 31, 2019 was $22,302,164.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 4. Fair Value Measurements — Investments (cont.)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2018:

	Balance as of December 31, 2017	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments (1)	Sales and Repayments of investments (2)	Net realized gain on investments	Balance as of December 31, 2018
Limited Liability Company Member Interests	$215,619,476	$2,848,856	$—	$135,141,381	$(44,566,792)	$(4,500,000)	$—	$304,542,921
Capital Stock	2,093,827	106,223	(118,496)	—	—	—	—	2,081,554
Energy Efficiency - Secured Loans	672,871	—	—	—	—	(121,231)	—	551,640
Total	$218,386,174	$2,955,079	$(118,496)	$135,141,381	$(44,566,792)	$(4,621,231)	$—	$307,176,115
(1)Includes purchases of new investments, capitalized deal costs, effects of purchase price adjustments, paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)Includes principal repayments on loans.
The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation on investments and foreign currency translation for the year ended December 31, 2018 attributable to Level 3 investments still held as of December 31, 2018 was $2,836,583. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the year ended December 31, 2018. The total net change in unrealized appreciation at fair value for the year ended December 31, 2018 was $2,804,477.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 4. Fair Value Measurements — Investments (cont.)
As of December 31, 2020, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2020:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs (weighted average)
Battery Storage	$8,839,235	Transaction Cost	Not Applicable	Not Applicable
Biomass	$23,236,352	Transaction Cost	Not Applicable	Not Applicable
Commercial Solar*	$314,955,175	Income Approach	Discount rate, kWh Production, potential leverage and estimated remaining useful life	7.25%–8.36% (7.84%) 0.50% annual degradation in production 8.5–40.0 (33.0) years
Wind	$131,210,544	Income Approach and Transaction Cost	Discount rate, kWh Production, potential leverage and estimated remaining useful life	7.75%–8.52% (8.25%) No annual degradation in production 19.7–29.0 (23.1) years
Pre-Operational Assets	$109,208,306	Income Approach and Transaction Cost	Discount rate, kWh Production, potential leverage and estimated remaining useful life	7.86%–9.25% (8.75%) 0.00%–0.50% (0.35%) annual degradation in production 30.7–36.0 (34.8) years
Other Investments	$23,291,114	Transaction Cost	Not Applicable	Not Applicable
Energy Efficiency	$741,581	Income and Collateral-Based Approach	Income-Based Approach and Market yields	10.25% No annual degradation in production 4.2–5.0 (4.6) years
Secured Loans	$37,327,690	Yield Analysis	Market yields	8.00%–10.00% (8.84%)
*Includes assets that have not reached COD that are being recognized using the income approach to fair market value.
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
The following table presents fair value measurements of investments, by major class, as of December 31, 2019 according to the fair value hierarchy:

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 4. Fair Value Measurements — Investments (cont.)

	Fair Value	Valuation Techniques	Unobservable Inputs	Rates/Assumptions
Biomass	$21,425,600	Transaction Cost	Not Applicable	Not Applicable
Commercial Solar	$172,492,229	Income Approach and Market Approach	Discount rate, future kWh Production, and estimated remaining useful life	7.50%–8.14% (7.61%) 0.50% annual degradation in production 9.5–38.5 (30.8) years
Residential Solar	$47,432,455	Income Approach and Market Approach	Discount rate, future kWh Production, and estimated remaining useful life	7.00%–10.75% (9.39%) 0.50% annual degradation in production 11.2–32.0 (30.0) years
Wind	$101,660,576	Income Approach	Discount rate, future kWh Production, and estimated remaining useful life	7.75%–8.52% (8.19%) No annual degradation in production, 20.8–30 (24.8) years
Pre-Operational Assets	$95,718,187	Transaction Cost	Not Applicable	Not Applicable
Other Investments	$12,473,975	Transaction Cost	Not Applicable	Not Applicable
Energy Efficiency	$869,159	Income and Collateral-Based Approach	Income-Based Approach and Market yields	10.25% No annual degradation in production 5.2–6.0 (5.5) years
Secured Loans	$23,103,690	Yield Analysis	Market yields	8%–10% (8.69%)
GREC utilizes primarily proprietary discounted cash flow pricing models in the fair value measurement of the company’s investments. Significant unobservable inputs include discount rates and estimates related to the future production of electricity. Significant increases or decreases in discount rates used or actual kilowatt-hour production can significantly increase or decrease the fair value measurement.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 5. Related Party Agreements and Transactions Agreements
The company has executed advisory and administration agreements with the advisor and Greenbacker Administration, LLC, our administrator, respectively, which entitles the advisor, and certain affiliates of the advisor, to specified fees upon the provision of certain services with regard to the ongoing management of the company as well as reimbursement of O&O costs incurred by the advisor on behalf of the company (as discussed in Note 2) and certain other operating costs incurred by the advisor on behalf of the company. As the company’s previous public offering was terminated on March 29, 2019, the former dealer manager will no longer receive any selling commissions or dealer manager fees. However, the former dealer manager will continue to receive distribution fees on Class C shares until the maximum amount of commissions and dealer manager fees permitted by applicable regulation is reached.

The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our Advisor, and “special unit” refers to the special unit of limited liability company interest in GREC. This entitles the Special Unitholder to an incentive allocation and distribution.

The commissions, fees and reimbursement obligations related to our terminated continuous offering and private placement memorandum included Selling Commissions, Dealer Manager fees and Distribution fees payable to the former dealer manager for Class A, Class C, Class P-A and Class I shares ranging from 1.75% to 7% of gross offering proceeds from the sale of such shares. With respect to Class C shares only, the company pays the former dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of 1) a listing of the Class C shares on a national securities exchange; 2) total underwriting compensation in our offering equals 10% of the gross proceeds from the primary offering of Class C shares, following the completion of such offering; or 3) Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker-dealers. The company estimated the amount of distribution fees expected to be paid and recorded that liability at the time of sale. The liability is included in Deferred Sales Commission Payable on the Consolidated Statements of Assets and Liabilities and fees recorded in paid-in capital in excess of par value (specific to the Class C Shares) on the Consolidated Statements of Assets and Liabilities. The company continues to assess the value of the liability on a regular basis.

The company also reimbursed the advisor for the O&O costs (other than selling commissions and dealer manager fees) it had incurred on the company’s behalf related to the now terminated Registration Statements, only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. During the initial and secondary offerings approximately 3.8%, or $9.8 million, was charged against gross offering proceeds for O&O costs.

The fees and reimbursement obligations related to our ongoing operation of the company are as follows:

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 5. Related Party Agreements and Transactions Agreements (cont.)

Type of Compensation and Recipient	Determination of Amount
Base Management Fees — Advisor
The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed) until gross assets exceed $800,000,000. The base management fee monthly rate will decrease to 0.14583% (1.75% annually) for gross assets between $800,000,001 to $1,500,000,000 and 0.125% (1.50% annually) for gross assets greater than $1,500,000,000. For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears, or more frequently as authorized under the advisory agreement. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately prorated. The base management fee may be deferred or waived, in whole or in part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

Incentive Allocation and Distribution — Special Unitholder (effective through March 31, 2020)	Under the Third Amended and Restated LLC Agreement dated June 27, 2014, the incentive allocation and distribution had three parts: Income Incentive Distribution, Capital Gains Incentive Distribution and the Liquidation Incentive Distribution. The features of this incentive fee structure were as follows:

● The Income Incentive Distribution provided for the Special Unitholder, as a member of the company, to receive, on a quarterly basis, a cash distribution equal to a percentage of the company’s net investment income (as calculated in accordance with the Operating Agreement) for each quarter, in excess of a specified hurdle rate.
● The Capital Gains Incentive Distribution provided for the Special Unitholder, as a member of the company, to receive, on a quarterly basis, a cash distribution equal to a percentage of the company’s realized capital gains (as calculated in accordance with the Operating Agreement) for each quarter.

● The Liquidation Incentive Distribution provided for the Special Unitholder to receive a cash distribution equal to a percentage of the difference between the net proceeds from the liquidation of the company or the exchange listing of its shares (as calculated in accordance with the Operating Agreement) and the company’s aggregate NAV immediately prior to the time of such liquidation or listing.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 5. Related Party Agreements and Transactions Agreements (cont.)

Type of Compensation and Recipient	Determination of Amount
Performance Participation Fees (effective April 1, 2020 and thereafter)
Under the Fourth Amended and Restated LLC Agreement dated November 17, 2020, the performance participation fee which the Special Unitholder is entitled to is calculated and payable in arrears, for an amount equal to 12.5% of the total return generated by the company during the most recently completed fiscal quarter, subject to a hurdle amount of 1.50% (or 6% annualized), a loss carryforward and a fee carryforward amount. The Total Return Amount is defined for each quarterly calculation period, as an amount equal to the sum of:

•The aggregate amount of all cash distributions accrued or paid (without duplication) during such quarter on the shares outstanding at the end of such quarter, plus

•The amount of the change in aggregate NAV of such shares since the beginning of such quarter, before giving effect to (x) changes in the aggregate NAV of such shares during such quarter resulting solely from the net proceeds of issuances and/or repurchase of shares by the company, and (y) the amount of any accrual of the Performance Participation Fee during such quarter.

The calculation of the Total Return Amount for each period shall include any appreciation or depreciation in the NAV of the shares issued during such period, but exclude the proceeds from the initial issuance of such shares. The total NAV of the shares outstanding as of the last business day of a calendar quarter shall be the amount against which changes in the total NAV of the shares outstanding during the subsequent calendar quarter is measured. Furthermore, the loss carryforward shall initially equal zero and cumulatively increase in any calendar quarter by the absolute value of any negative total return for such quarter and cumulatively decrease in any calendar quarter by the amount of any positive total return. The fee carryforward amount shall also initially equal zero, and cumulatively increase in any calendar quarter by (i) the amount, if any, by which the hurdle amount (noted above) for such quarter exceeds any positive total return amount for such quarter; and (ii) the amount, if any, by which the catch-up amount for such quarter exceeds excess profits for such quarter. The fee carryforward amount shall cumulatively decrease in any calendar quarter by the amount, if any, of the fee carryforward amount paid to the Special Unitholder for such quarter. Neither the loss carryforward nor the fee carryforward amounts shall be less than zero at any given time.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

The liquidation performance participation fee payable to the Special Unitholder will equal 20.0% of the net proceeds from a liquidation of the company in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital shall mean the company NAV immediately prior to the time of a liquidation or a listing. In the event of any liquidity event that involves a listing of the company’s shares, or a transaction in which the company’s members receive shares of a company that is listed, on a national securities exchange, the liquidation performance participation fee will equal 20.0% of the amount, if any, by which the company’s listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing (the “listing premium”). Any such listing premium and related liquidation performance participation fee will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.

The amendments to the incentive fee structure pursuant to the Fourth Amended and Restated LLC Agreement (the “Operating Agreement”) was applied retroactively as of April 1, 2020 and for all periods thereafter.

For the years ended December 31, 2020, 2019 and 2018, the advisor earned $10,364,635, $8,461,616 and $5,803,893, respectively, in management fees. As of December 31, 2020 and 2019, the company owed $1,055,600 and $272,982, respectively, to the advisor in management fees, which amounts are included in management fee payable on the Consolidated Statements of Assets and Liabilities.
The Consolidated Statements of Operations reflect a $1,154,308 incentive allocation for the year ended December 31, 2020 shown as a net decrease in net assets attributed to the special unitholder. There was a capital gains incentive distribution of $8,052,116, $170,000 and nil earned in 2020, 2019 and 2018, respectively. The Consolidated Statements of Operations also reflect a $5,270,670 and $560,895 incentive allocation shown as a net increase in net assets attributed to the special unitholder for the years ended December 31, 2019 and 2018, respectively.
As previously discussed, under the Operating Agreement the performance participation fee payable and due for the year ending December 31, 2020 is $3,540,052. As a result of the revisions to prior period financial statements discussed in Note 12, there were a certain amount of proceeds paid under the company’s share repurchase program that otherwise would not have

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 5. Related Party Agreements and Transactions Agreements (cont.)
been paid due to the misstatement historically impacting the company’s offering price. To remedy the effect of the overpayment, GREC Advisors, LLC waived $(747,602) of performance participation fee for the year ended December 31, 2020, shown as performance participation fee waiver on the Consolidated Statements of Operations. As of December 31, 2020, the total net amount of $3,540,052 remained unpaid and is reflected as the performance participation fee payable on the Consolidated Statements of Assets and Liabilities.
As of December 31, 2020 and 2019, $1,751 and nil were due to the advisor for O&O costs related to the private continuous offering, and shown as due to Advisor on the Consolidated Statements of Assets and Liabilities.
In the year ended December 31, 2020, no dealer manager fees or selling commissions were paid to the former dealer manager. For the years ended December 31, 2019 and 2018, the company paid $231,892 and $833,043, respectively, in dealer manager fees, and $594,247 and $2,438,486, respectively, in selling commissions to the company’s former dealer manager. These fees and commissions were paid in connection with the sale of the company’s shares to investors and were recorded against the proceeds from the issuance of shares prior to receipt by the company, and therefore are not reflected in the Consolidated Statements of Operations.
As of December 31, 2020 and 2019, respectively, the advisor owned 23,601 Class A shares.
The company entered into secured loans to finance the purchase and installation of energy-efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). These energy efficiency investments are included within the GREC Energy Efficiency Portfolio. All of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon the risk of the specific loan, and the term of the loan. As of December 31, 2020, all loans and operating leases are considered current per their terms.

On October 9, 2020, the company made a $5,000,000 limited partner (“LP”) commitment to Greenbacker Development Opportunities Fund I, LP (“GDEV”), which was increased to $6,075,000 in the fourth quarter of 2020. As the initial investor, the company was awarded a 10% carried interest participation in Greenbacker Development Opportunities GP I, LLC, the general partner. GDEV is an affiliate of GREC as the GDEV shares the same advisor as GREC. As of December 31, 2020, $5,371,585 of the commitment was funded.
On December 22, 2020 the company, through its wholly owned subsidiary, Citrine Solar LLC, entered into a third transaction with GROZ to sell Gliden Solar, LLC. The asset was sold for a purchase price of $12,752,215 based upon the fair value of the investment as determined by an independent third-party appraiser. The transaction resulted in a realized gain of $1,608,644 recorded in the Consolidated Statements of Operations. As of December 31, 2020, the remaining balance of $4,758,243 is included in Investment Sales Receivable in the Consolidated Statements of Assets and Liabilities.

The company entered into a transaction with Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”) to sell the Sol Phoenix Solar LLC investment, included within the Phoenix Solar Portfolio, on September 30, 2019 for an initial sale price of $16,874,761, pending final adjustments. The sales price was adjusted during the fourth quarter of 2019 and increased to $17,175,554 as of December 31, 2019, and finalized in the second quarter of 2020 to total $18,060,275. The changes to the purchase price were based upon a final fair value determination of the investment as determined by an independent third-party appraiser. GROZ is an affiliate of GREC, as GROZ shares the same advisor as GREC. Since GROZ is an affiliate of the company, the determination of the purchase price was based on the fair value of the investment as determined by an independent third-party appraiser, and the purchase was approved by a majority of the company’s Board of Directors (including a majority of the independent directors) not otherwise interested in the transaction to be fair and reasonable to the company.
The transaction resulted in a realized gain of $7,636,438, of which $141,974 was recorded as of December 31, 2020, in Net realized (loss)/gain on investments on the Consolidated Statements of Operations. GROZ paid an initial amount of $1,500,000

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 5. Related Party Agreements and Transactions Agreements (cont.)
at closing, with an additional $8,184,393 paid by GROZ as of December 31, 2019. The transaction resulted in a receivable recorded of nil and $7,491,161 as of December 31, 2020 and 2019, respectively, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities.
On December 10, 2019 the company, through its wholly owned subsidiary, Citrine Solar LLC, entered into a second transaction with GROZ to sell the Fremont CO I, LLC asset. The asset was sold for a purchase price of $5,272,475, which increased to $5,335,009 in the second quarter of 2020, based upon the fair value of the investment as determined by an independent third-party appraiser. The transaction resulted in a realized gain of $794,967 in the year ending December 31, 2019, which was reduced by $(32,576) in the twelve months ending December 31, 2020 due to the final accounting of the sale process. As of December 31, 2019, a total of $2,531,000 was paid by GROZ. The transaction resulted in a receivable recorded of nil and $2,741,476 as of December 31, 2020 and 2019, respectively, in Investment sales receivable in the Consolidated Statements of Assets and Liabilities.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 6. Borrowings
On January 5, 2018, the company, through GREC HoldCo, entered into a Credit Agreement by and among the company, the company’s wholly owned subsidiary, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, sole lead arranger, sole lead bookrunner and swap counterparty. The credit facility (the “Credit Facility”) consisted of a loan of up to the lesser of $60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allowed for additional drawdowns through December 31, 2018, and converted to a term loan with a maturity on January 5, 2024.
On June 20, 2019, the company, through GREC HoldCo, entered into an Amended and Restated Credit Agreement with the lenders party thereto and Fifth Third Bank, as administrative agent, sole lead arranger, sole lead bookrunner and swap counterparty. The new credit facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $58.3 million was drawn down at closing. In November 2020, the company, through GREC HoldCo, entered into the Second Amended and Restated Credit Agreement, which amends the New Credit Facility to make available a non-revolving line of credit facility that will convert into a term loan facility and a letter of credit facility. The commitments of the lenders aggregate to $97,822,841 between existing term loans, future committed loans and letters of credit, of which approximately $90.7 million was drawn down at closing. The New Credit Facility allows for additional drawdowns through November 25, 2021, at which point the outstanding loans shall convert to an additional term loan that matures on June 20, 2025.
The company will use the net proceeds of borrowings under the New Credit Facility for investment in additional alternative energy power generation assets that are anticipated to become Projects and for other general corporate purposes. Loans made under the New Credit Facility bear interest at 1.75% in excess of the three-month LIBOR. Prior to the New Credit Facility converting to a term loan, quarterly commitment fees on the average daily unused portion of the Credit Facility were payable at a rate per annum of 0.50%.
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
Regarding the Credit Facility, the company has entered into five separate interest rate swap agreements. The first swap (“Swap 1”), effective July 29, 2016, has an initial notional amount of $4,300,000 to swap the floating-rate interest payments on the original Facility 1 Term Loan for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap (“Swap 2”), with a trade date of June 15, 2017, an effective date of June 30, 2018 and an initial notional amount of $20,900,650, was used to swap the floating rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.26%. The third swap (“Swap 3”), with a trade date of January 11, 2018, an effective date of December 31, 2018 and an initial notional amount of $29,624,945 was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The fourth swap (“Swap 4”), with a trade date of February 7, 2018, an effective date of December 31, 2018 and an initial notional amount of $4,180,063, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fifth swap (“Swap 5”), with a trade date of January 2, 2019, an effective date of September 30, 2019 and an initial notional amount of $38,203,507, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%.
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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 6. Borrowings (cont.)
On December 6, 2019, the company entered into a $15,000,000 revolving letter of credit facility agreement (“LC Facility”) with Fifth Third Bank. On January 30, 2020, the amount of $5.6 million was drawn down. On March 18, 2020, a repayment of $1.9 million was made, reducing the outstanding balance of the LC Facility. On June 9, 2020, a repayment of the remaining outstanding balance occurred. In October 2020, the LC Facility agreement was amended to increase the aggregate principal amount to $22,500,000 through March 31, 2021. The LC Facility matures on June 6, 2021, at which time any outstanding letters of credit will be due.
The company’s outstanding debt as of December 31, 2020 and December 31, 2019 was as follows:

	December 31, 2020					December 31, 2019
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
New Credit Facility	$97,822,841	$90,145,500	$90,145,500	$3,643,846	$86,501,654	$96,438,316	$71,990,467	$71,990,467	$3,103,681	$68,886,785
LC Facility	22,500,000	—	—	—	—	—	—	—	—	—
Total	$120,322,841	$90,145,500	$90,145,500	$3,643,846	$86,501,654	$96,438,316	$71,990,467	$71,990,467	$3,103,681	$68,886,785
The following table shows the components of interest expense related to the company's borrowings for the year ended December 31, 2020:

For the year Ended December 31, 2020
Credit Facility Commitment fee	$361,373
Credit Facility Loan interest	2,081,996
Amortization of deferred financing costs	576,464
Other*	—
Total	$3,019,833
Weighted average interest rate on credit facility	2.61%
Weighted average outstanding balance of credit facility	$74,831,946
*Primarily includes financing costs of credit facility.
The following table shows the components of interest expense related to the company's borrowings for the year ended December 31, 2019:

For the year Ended December 31, 2019
Credit Facility Commitment fee	$43,087
Credit Facility Loan interest	1,360,409
Amortization of deferred financing costs	226,742
Other*	1,182,564
Total	$2,812,802
Weighted average interest rate on credit facility	4.32%
Weighted average outstanding balance of credit facility	$53,753,277

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 6. Borrowings (cont.)
*Primarily includes financing costs of credit facility.
The following table shows the components of interest expense related to the company's borrowings for the year ended December 31, 2018:

For the year Ended December 31, 2018
Credit Facility Commitment fee	$42,615
Credit Facility Loan interest	1,219,237
Amortization of deferred financing costs	222,394
Other*	309,588
Total	1,793,834
Weighted average interest rate on credit facility	4.14%
Weighted average outstanding balance of credit facility	$29,896,416
*Primarily includes financing costs of credit facility.
The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year Ending December 31	Principal Payments
2021	$7,993,991
2022	7,954,526
2023	8,098,085
2024	8,245,188
2025	7,243,921
Thereafter	50,609,789
$90,145,500

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 7. Members’ Equity
General
Pursuant to the terms of the Operating Agreement, the LLC may issue up to 400,000,000 shares, of which 350,000,000 shares are currently designated as Class A, C, I, P-A, P-D, P-S, P-T and P-I shares (collectively, common shares), and 50,000,000 are designated as preferred shares and one special unit. Each class of common shares will have the same voting rights.
Refer to Note 5 for the commissions and fees for each common share class in connection with the company’s continuous public offering pursuant to a Registration Statement on Form S-1 (File No. 333-211571), which terminated on March 29, 2019, as well as the private offering of Class P-A.
Class P-A shares were not offered for sale from March 29, 2019 through October 17, 2020, but were reinstated as of October 18, 2020, along with the commencement of three new share classes: P-D, P-T and P-S.
The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2020:

	Shares Outstanding as of December 31, 2019	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of December 31, 2020
Class A shares	17,210,016	12,964	436,348	(815,199)	—	16,844,129
Class C shares	2,718,475	—	95,536	(66,086)	(13,264)	2,734,661
Class I shares	6,693,658	5,783	242,963	(429,396)	12,993	6,526,001
Class P-A shares	18,109	37,155	—	—	—	55,264
Class P-I shares	21,249,352	16,112,855	(296)	(651,619)	—	36,710,292
Total	47,889,610	16,168,757	774,551	(1,962,300)	(271)	62,870,347
The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2019:

	Shares Outstanding as of December 31, 2018	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2019
Class A shares	16,714,738	596,521	457,336	(558,579)	17,210,016
Class C shares	2,222,478	425,956	86,970	(16,929)	2,718,475
Class I shares	6,209,416	429,923	240,190	(185,871)	6,693,658
Class P-A shares	15,478	2,631	—	—	18,109
Class P-I shares	11,841,392	9,631,641	—	(223,681)	21,249,352
Total	37,003,502	11,086,672	784,496	(985,060)	47,889,610
The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the years ended December 31, 2020, 2019 and 2018 were as follows:

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 7. Members’ Equity (cont.)

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Total
For the Year Ended December 31, 2020
Proceeds from Shares Sold	$110,970	$—	$49,850	$323,750	$144,310,683	$144,795,253
Proceeds from Shares Issued through Reinvestment of Distributions	$3,755,174	$802,289	$2,089,430	$—	$128	$6,647,021
For the Year Ended December 31, 2019
Proceeds from Shares Sold	$5,256,053	$3,651,717	$3,773,270	$22,875	$84,637,482	$97,341,397
Proceeds from Shares Issued through Reinvestment of Distributions	$3,944,111	$733,788	$2,074,778	$—	$—	$6,752,677
For the Year Ended December 31, 2018
Proceeds from Shares Sold	$25,178,267	$6,378,209	$13,706,626	$135,375	$74,928,595	$120,327,072
Proceeds from Shares Issued through Reinvestment of Distributions	$3,815,909	$487,570	$1,823,310	$—	$—	$6,126,789
As of December 31, 2020, 2019 and 2018, none of the LLC’s preferred shares were issued and outstanding.
The Operating Agreement authorizes the Board of Directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the Board of Directors. The Operating Agreement also authorizes the Board of Directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the Board of Directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5 for the terms of the special unit. The proceeds related to the shareholder contribution receivable amount of $6,418,454 presented on the Consolidated Statements of Assets and Liabilities as of December 31, 2020 were subsequently collected on January 4, 2021.
Distribution Reinvestment Plan
The company adopted a DRP through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The DRP was amended as of February 1, 2021 to include all share classes. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the company's prior public and current private offerings. As of November 30, 2020, pursuant to our Registration Statement on Form S-3 (File No. 333-251021), the company is offering up to $20,000,000 in shares to our existing shareholders pursuant to the DRP. Management plans to increase the size of the offering once the maximum offering amount is reached. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C shares issued under the DRP. At its discretion, the Board of Directors may amend, suspend or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 7. Members’ Equity (cont.)
As of December 31, 2020, the company issued 2,024,783 Class A shares, 316,527 Class C shares, and 921,408 Class I shares for a total of 3,262,718 shares issued under the DRP. As of December 31, 2019, the company issued 1,588,435 Class A shares, 220,991 Class C shares, and 678,445 Class I shares, for a total of 2,487,871 shares issued under the DRP.
Share Repurchase Program
The company offers a share repurchase program (“share repurchase program”) pursuant to which quarterly share repurchases will be conducted to allow members to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares.
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

Through September 30, 2020, quarterly share repurchases were conducted so to allow up to approximately 5% of the weighted average number of outstanding shares in any 12-month period to be repurchased by the company. Effective September 1, 2020, the company, through approval by its Board of Directors, adopted an amended share repurchase program, pursuant to which the company will conduct quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the company. The quarterly share repurchase limits for the company’s new share repurchase program are set forth below.

Quarter Ending	Share Repurchase Limit(s)
December 31, 2020	During such fiscal quarter, 1.875% of the weighted average number of shares outstanding in the prior four fiscal quarters

March 31, 2021	During such fiscal quarter, 2.50% of the weighted average number of shares outstanding in the prior four fiscal quarters

June 30, 2021	During such fiscal quarter, 3.75% of the weighted average number of shares outstanding in the prior four fiscal quarters

September 30, 2021, and each quarter thereafter
During any 12-month period, 20.00% of the weighted average number of outstanding shares

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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 8. Distributions
On the last business day of each month, with the authorization of the company’s Board of Directors, the company declares distributions on each outstanding Class A, C, I, P-A, P-I, P-D, P-T and P-S shares. These distributions are calculated based on shareholders of record for each day in amounts equal to that exhibited in the table below based upon distribution period and class of share.

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	—	—	—	—	—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	—	—	—	—	—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	—	—	—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	—	—	—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	—	—	—
1-Feb-17	31-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	—	—	—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	—	—	—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	—	$0.00159	—	—	—
1-Nov-17	31-Jan-18	$0.00167	$0.00163	$0.00167	—	$0.00158	—	—	—
1-Feb-18	30-Apr-18	$0.00167	$0.00163	$0.00167	—	$0.00158	—	—	—
1-May-18	31-Jul-18	$0.00167	$0.00163	$0.00167	—	$0.00158	—	—	—
1-Aug-18	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	—	—	—
1-Nov-18	31-Jan-19	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	—	—	—
1-Feb-19	30-Apr-19	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	—	—	—
1-May-19	31-Jul-19	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	—	—	—
1-Aug-19	31-Oct-19	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	—	—	—
1-Nov-19	31-Jan-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	—	—	—
1-Feb-20	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	—	—	—
1-May-20	31-Aug-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	—	—	—
1-Sept-20	30-Sep-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	—	—	—
1-Oct-20	31-Oct-20	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	—	—	—
1-Nov-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$—	$—	$—
1-Dec-20	28-Feb-21	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158
1-Mar-21	—	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 8. Distributions (cont.)
The following table reflects the distributions declared during the year ended December 31, 2020:

Pay Date	Paid in Cash	Values of Shares Issued under DRP	Total
February 3, 2020	$1,788,378	$603,861	$2,392,239
March 2, 2020	1,733,079	562,148	2,295,227
April 2, 2020	1,890,329	593,364	2,483,693
May 1, 2020	1,838,776	578,227	2,417,003
June 1, 2020	1,829,781	551,532	2,381,313
July 1, 2020	1,827,331	532,189	2,359,520
August 3, 2020	2,133,835	548,210	2,682,045
September 1, 2020	2,157,292	546,746	2,704,038
October 1, 2020	2,178,752	529,372	2,708,124
November 2, 2020	2,285,360	539,622	2,824,982
December 1, 2020	2,281,547	524,274	2,805,821
January 1, 2021	2,447,041	537,476	2,984,517
Total	$24,391,501	$6,647,021	$31,038,522
The following table reflects the distributions declared during the year ended December 31, 2019:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2019	$1,317,325	$583,571	$1,900,896
March 1, 2019	1,247,614	552,615	1,800,229
April 1, 2019	1,452,585	611,400	2,063,985
May 1, 2019	1,438,057	600,614	2,038,671
June 3, 2019	1,553,801	622,584	2,176,385
July 1, 2019	1,764,339	383,813	2,148,152
August 1, 2019	1,850,929	393,237	2,244,166
September 2, 2019	1,664,451	613,333	2,277,784
October 1, 2019	1,647,779	589,769	2,237,548
November 1, 2019	1,715,922	609,493	2,325,415
December 2, 2019	1,693,670	587,119	2,280,789
January 1, 2020	1,784,956	605,129	2,390,085
Total	$19,131,428	$6,752,677	$25,884,105
The following table reflects the distributions declared during the year ended December 31, 2018:

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 8. Distributions (cont.)

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
All distributions paid for the year ended December 31, 2020 are expected to be reported as a return of capital to members for tax reporting purposes, and all distributions paid for the years ended December 31, 2019 and 2018 were reported as a return of capital to members for tax purposes.
Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Cash from operations	$1,645,856	$4,213,803	$9,681,315
Offering proceeds	22,149,268	14,393,447	1,380,556
Total cash distributions	$23,795,124	$18,607,250	$11,061,871
The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds. Due to the company’s change in investment portfolio composition to include a greater percentage of pre-operational assets, a significant amount of distributions will continue to be funded from offering proceeds.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 9. Income Taxes
The LLC conducts most of its operations through GREC, its taxable wholly owned subsidiary. The consolidated income tax provision for the years ended December 31, 2020, 2019 and 2018 is composed of the following:

	Current	Deferred	Total
Year Ended December 31, 2020
U.S. federal	$—	$9,454,902	$9,454,902
State and local	—	2,716,238	2,716,238
Foreign jurisdiction	—	—	—
Provision for income taxes	$—	$12,171,140	$12,171,140
Change in valuation allowance	—	(803,627)	(803,627)
Provision for income taxes, net	$—	$11,367,513	$11,367,513

	Current	Deferred	Total
Year Ended December 31, 2019
U.S. federal	$—	$5,658,918	$5,658,918
State and local	—	382,931	382,931
Foreign jurisdiction	—	—	—
Provision for income taxes	$—	$6,041,849	$6,041,849
Change in valuation allowance	—	1,231,693	1,231,693
Provision for income taxes, net	$—	$7,273,542	$7,273,542

	Current	Deferred	Total
Year Ended December 31, 2018
U.S. federal	$—	$229,842	$229,842
State and local	—	240,887	240,887
Foreign jurisdiction	—	—	—
Provision for income taxes	$—	$470,729	$470,729
Change in valuation allowance	—	(54,758)	(54,758)
Provision for income taxes, net	$—	$415,971	$415,971

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 9. Income Taxes (cont.)
The principal reasons for the difference between our effective tax rate on operations and the U.S. federal statutory income tax rate are as follows:

	2020	Percentage	2019	Percentage	2018	Percentage
Taxes at statutory U.S. federal income tax rate	11,532,973	21.0%	7,125,202	21.0%	2,523,711	21.0%
Permanent differences (GREC LLC and other)	(1,396,678)	(2.5)%	1,387,056	4.1%	283,062	2.4%
State income taxes, net of federal benefit	2,623,353	4.8%	1,504,182	4.4%	110,561	0.9%
Write off state credits	634,229	1.2%	—	—%	—	—%
Rate changes	—	—%	(1,121,251)	(3.3)%	130,325	1.1%
Return to provision and other adjustments	(257,314)	(0.5)%	(2,606,695)	(7.7)%	(2,321,734)	(19.3)%
Federal tax credits	(965,423)	(1.8)%	(246,645)	(0.7)%	(255,196)	(2.1)%
Change in valuation allowance	(803,627)	(1.5)%	1,231,693	3.6%	(54,758)	(0.5)%
Actual provision for income taxes	11,367,513	20.7%	7,273,542	21.4%	415,971	3.5%
Deferred tax assets (liabilities) have been classified on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2020 and 2019 as follows:

	2020	2019
Amortization	48,179	53,558
Net operating losses	39,397,236	27,935,648
Federal tax credits	7,120,567	7,046,772
Unrealized gains	(63,739,027)	(40,037,883)
Deferred tax liabilities	(17,173,045)	$(5,001,905)
Less: valuation allowance	(695,093)	(1,498,721)
Deferred tax liabilities, net	(17,868,138)	$(6,500,626)

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 9. Income Taxes (cont.)

As of December 31, 2020, the company has federal net operating loss carryforwards of approximately $150,525,000. Approximately $101,018,000 of the carryforward is indefinite lived with the remaining $49,507,000 expiring in 2034 through 2037. Federal tax credit carryforwards are approximately $6,786,000 and expire in 2035 through 2040.

State net operating loss and credit carryforwards total approximately $154,998,000 and $423,000, respectively. State net operating loss carryforwards expire in 2022 through 2040, with earlier years expirations reserved by a valuation allowance. The state credit carryforward expires in 2022 and has a full valuation allowance.

As new tax legislation was enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), the company recognized the effect of any material changes in the TCJA in the determination of deferred tax assets and liabilities for the year ending December 31, 2018. The major aspects of the TCJA that affected the company included 1) the reduction of the corporate tax rate to 21%, effective December 22, 2017, which caused the company to remeasure its deferred tax assets and liabilities to reflect the effects of tax rate change in 2017; and 2) a deduction of interest expense up to only 30% (50% for 2019 and 2020) of “adjusted taxable income” (as defined in the TCJA) and the ability of post-2018 net operating losses (“NOLs”) to only offset up to 80% of taxable income, with the understanding that any unused NOL can be carried forward indefinitely, which caused the company to modify certain assumptions in regard to utilization of NOL and investment tax credits in determining any potential valuation allowance. While cost recovery was modified to allow companies to expense 100% of investments in depreciable property, the company expects to continue to depreciate renewable energy assets over a five-year life span using accelerated methodology.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets would be deductible, management as of December 31, 2020 has applied a partial valuation allowance of $695,093 against the deferred tax asset amounts the company will not be able to fully realize, as compared with $1,498,721 for the year ended December 31, 2019.The valuation allowance decreased $803,627 due to a corresponding amount of state investment tax credit expirations in 2020.
The company follows the authoritative guidance on accounting for uncertainty in income taxes and has concluded that it has no material uncertain tax positions to be recognized as of December 31, 2020.
The company assessed its tax positions and filings for all open tax years as of December 31, 2020 for all federal and state tax jurisdictions for the years 2014 through 2020. The results of this assessment are included in the company’s tax provision and deferred tax assets as of December 31, 2020.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 10. Commitments and Contingencies
Legal Proceedings
The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of December 31, 2020, management is not aware of any legal proceedings that might have a significant adverse impact on the company.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the operating entities of the company, subsidiary holding companies and various lenders, the operating entities and the subsidiary holding companies have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from January 2021 through September 2049.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts to which nine entities of the company are individually a party, the entities, and indirectly the company, have committed an outstanding balance of approximately $190.2 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2021 into 2022. In addition, pursuant to various membership interest purchase agreements to which the company’s operating entities are individually a party, the operating entities, and indirectly the company, have committed an outstanding balance of approximately $218.6 million to membership interest purchase agreements as of December 31, 2020. The company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.
Unsecured Guarantee of Subsidiary Renewable Energy Credit (“REC”) Forward Contracts
For the majority of the forward REC contracts currently effective as of December 31, 2020 where a subsidiary of the company is the principal, the company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is approximately nil as of December 31, 2020.
Pledge of Parent Company Guarantees
Pursuant to various contracts in which the company has provided a parent company guarantee, excluding those discussed above, the operating entities, and indirectly the company, have committed an additional $122.1 million in unsecured guarantees in the event of a default at the underlying entity, as of December 31, 2020.
See Note 1. Organization and Operations of the Company and Note 5. Related Party Agreements and Transactions Agreements for an additional discussion of the company’s commitments and contingencies.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 11. Financial Highlights
The following is a schedule of the financial highlights of the company adjusted for the effect of the revisions discussed in Note 12 attributed to Class A, C, I, P-A and P-I shares for the year ended December 31, 2020:

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 11. Financial Highlights (cont.)

	For the year ended December 31, 2020
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.40	$8.23	$8.40	$8.44	$8.73
Net investment income (2)	0.16	0.16	0.16	0.16	0.16
Net realized and unrealized gain/(loss) on investments and swap contracts, net of incentive allocation to special unitholder	0.99	0.99	0.99	0.99	0.99
Change in translation of assets and liabilities denominated in foreign currencies (3)	—	—	—	—	—
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	(0.34)	(0.34)	(0.34)	(0.34)	(0.34)
Net increase in net assets attributed to common equityholders	0.81	0.81	0.81	0.81	0.81
Shareholder distributions:
Distributions from net investment income	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)
Distributions from offering proceeds	(0.54)	(0.53)	(0.54)	(0.54)	(0.55)
Offering costs and deferred sales commissions	—	(0.09)	—	—	—
Other (4)	(0.03)	(0.04)	(0.03)	0.02	0.06
Net decrease in members’ equity attributed to common shares	(0.60)	(0.69)	(0.60)	(0.55)	(0.52)
Net asset value for common shares at end of period	$8.61	$8.35	$8.61	$8.70	$9.02
Common equityholders’ equity at end of period	$144,978,110	$22,836,128	$56,156,327	$480,799	$331,100,495
Common shares outstanding at end of period	16,844,129	2,734,661	6,526,001	55,264	36,710,292

Ratio/supplemental data for common shares (annualized)
Total return attributed to common shares based on net asset value	9.56%	8.49%	9.51%	10.12%	10.23%
Ratio of net investment income to average net assets	1.92%	1.97%	1.92%	1.90%	1.84%
Ratio of operating expenses to average net assets before performance participation fee waiver	5.12%	5.26%	5.13%	5.06%	4.91%
Ratio of operating expenses to average net assets after performance participation fee waiver	4.96%	5.09%	4.96%	4.90%	4.75%
Portfolio turnover rate	12.35%	12.35%	12.35%	12.35%	12.35%
(1)The per share data for Class A, C, I, P-A and P-I shares were derived by using the weighted average shares outstanding during the year ended December 31, 2020, which were 17,188,603, 2,740,846, 6,672,886, 19,632 and 27,435,653, respectively.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 11. Financial Highlights (cont.)
(2)Does not reflect any incentive fees that may be payable to the Special Unitholder.
(3)Amount is less than $0.01 per share.
(4)Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
The following is a schedule of the financial highlights of the company attributed to Class A, C, I, P-A and P-I shares for the year ended December 31, 2019.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 11. Financial Highlights (cont.)

	For the year ended December 31, 2019
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.40	$8.21	$8.40	$8.40	$8.62
Net investment income (2)	0.17	0.17	0.17	0.17	0.17
Net realized and unrealized gain/(loss) on investments and swap contracts, net of incentive allocation to special unitholder	0.68	0.68	0.68	0.68	0.68
Change in translation of assets and liabilities denominated in foreign currencies (3)	—	—	—	—	—
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	(0.24)	(0.24)	(0.24)	(0.24)	(0.24)
Net increase in net assets attributed to common members	0.61	0.61	0.61	0.61	0.61
Shareholder distributions:
Distributions from net investment income	(0.10)	(0.10)	(0.10)	(0.10)	(0.10)
Distributions from offering proceeds	(0.51)	(0.50)	(0.51)	(0.51)	(0.48)
Offering costs and deferred sales commissions	(0.02)	(0.05)	(0.03)	—	—
Other (4)	0.02	0.06	0.03	0.04	0.08
Net decrease in members’ equity attributed to common shares	(0.61)	(0.59)	(0.61)	(0.57)	(0.50)
Net asset value for common shares at end of period	$8.40	$8.23	$8.40	$8.44	$8.73
Common members’ equity at end of period	$144,540,863	$22,364,784	$56,217,673	$152,879	$185,463,453
Common shares outstanding at end of period	17,210,016	2,718,475	6,693,658	18,109	21,249,352

Ratio/supplemental data for common shares (annualized)
Total return attributed to common shares based on net asset value	7.30%	7.54%	7.04%	5.66%	8.15%
Ratio of net investment income to average net assets	2.01%	2.02%	1.99%	2.00%	1.95%
Ratio of operating expenses to average net assets	4.01%	4.04%	3.98%	3.99%	3.90%
Portfolio turnover rate	14.04%	14.04%	14.04%	14.04%	14.04%
The per share data for Class A, C, I, P-A and P-I shares were derived by using the weighted average shares outstanding during the year ended December 31, 2019, which were 17,270,555, 2,645,713, 6,642,314, 17,841, and 17,211,763, respectively.
(1)Represents the impact of the different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
(2)Does not reflect any incentive fees that may be payable to the Special Unitholder.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 11. Financial Highlights (cont.)
(3)Amount is less than $0.01 per share.
(4)Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
The following is a schedule of the financial highlights of the company attributed to Class A, C, I and P-I shares for the year ended December 31, 2018.

	For the year ended December 31, 2018
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares (1)	Class P-I Shares
Per share data attributed to common shares (2)
Net Asset Value at beginning of period	$8.54	$8.28	$8.54	$8.75	$8.67
Net investment income (3)	0.27	0.27	0.27	0.06	0.27
Net realized and unrealized gain/(loss) on investments and swap contracts, net of incentive allocation to special unitholder	0.09	0.09	0.09	(0.06)	0.09
Change in translation of assets and liabilities denominated in foreign currencies (4)	—	—	—	—	—
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	0.02	0.02	0.02	0.06	0.02
Net increase in net assets attributed to common members	0.38	0.38	0.38	0.06	0.38
Shareholder distributions:
Distributions from net investment income	(0.33)	(0.33)	(0.33)	(0.08)	(0.30)
Distributions from offering proceeds	(0.28)	(0.26)	(0.28)	(0.14)	(0.28)
Offering costs and deferred sales commissions.	(0.03)	(0.08)	(0.04)	(0.14)	—
Other (5)	0.12	0.22	0.13	(0.05)	0.15
Net decrease in members’ equity attributed to common shares	(0.52)	(0.45)	(0.52)	(0.41)	(0.43)
Net asset value for common shares at end of period	$8.40	$8.21	$8.40	$8.40	$8.62
Common shareholders’ equity at end of period	$140,464,071	$18,243,964	$52,181,487	$130,116	$102,051,629
Common shares outstanding at end of period	16,714,738	2,222,478	6,209,416	15,478	11,841,392

Ratio/supplemental data for common shares (annualized)
Total return attributed to common shares based on net asset value	5.39%	6.24%	5.63%	(2.88)%	6.14%
Ratio of net investment income to average net assets	3.30%	3.33%	3.26%	2.01%	2.93%
Ratio of operating expenses to average net assets	3.88%	3.97%	3.87%	3.43%	3.72%
Portfolio turnover rate	0.05%	0.05%	0.05%	0.05%	0.05%
(1)Class P-A shares were reinstated for sale as of April 16, 2018 and first sold on August 6, 2018.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 11. Financial Highlights (cont.)
(2)The per share data for Class A, C, I and P-I shares were derived by using the weighted average shares outstanding during the year ended December 31, 2018, which were 15,338,291, 1,803,985, 5,386,556 and 7,266,426, respectively.
(3)Does not reflect any incentive fees that may be payable to the Special Unitholder.
(4)Amount is less than $0.01 per share.
(5)Represents the impact of the different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 12. Revisions to Prior Period Financial Statements
We identified errors related to deferred tax assets included in our consolidated financial statements for the quarterly period ending September 30, 2016 and each subsequent quarterly and annual period through the quarterly period ending June 30, 2020. We concluded that our previously issued consolidated financial statements were not materially misstated as a result of these errors, but the correction would be material to the current period Consolidated Statements of Operations. As such, we revised our previously reported quarterly and annual consolidated financial statements for the periods since September 30, 2016. The historical periods presented in this Annual Report on Form 10-K have been revised with corresponding adjustment to accumulated gains (losses) on the Consolidated Statements of Assets and Liabilities to correct for these errors.

The errors resulted in an overstatement of our deferred tax assets, net of allowance, on the Consolidated Statements of Assets and Liabilities. and also affected the (provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation on the Consolidated Statements of Operations.

These errors had no impact on our cash flows, and as such, did not impact our consolidated statement of cash flow.

The following tables set forth the effect of the revisions on each of the individual affected line items in the consolidated financial statements:

	For the year ended December 31, 2019			For the year ended December 31, 2018
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Operations data
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	$(7,926,882)	$(2,535,091)	$(10,461,973)	$2,986,588	$(1,943,890)	$1,042,698
Net increase in net assets resulting from operations	34,568,111	(2,535,091)	32,033,020	13,875,275	(1,943,890)	11,931,385
Net increase in net assets attributed to common equityholders	29,297,441	(2,535,091)	26,762,350	13,314,380	(1,943,890)	11,370,490
Common stock per share information - basic and diluted
Net increase in net assets attributed to common members	$0.67	$(0.06)	$0.61	$0.45	$(0.07)	$0.38

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 12. Revisions to Prior Period Financial Statements (cont.)

	For the year ended December 31, 2019
	As Previously Reported	Adjustments	As Revised
Consolidated Balance Sheet data
Deferred tax assets	$1,313,506	$(1,313,506)	$—
Total assets	509,472,588	(1,313,506)	508,159,082
Deferred tax liabilities	—	6,500,625	6,500,625
Total liabilities	86,020,997	6,500,625	92,521,622
Total common members’ equity	416,553,783	(7,814,131)	408,739,652
Total members’ equity (net assets)	423,451,591	(7,814,131)	415,637,460
Total liabilities and equity	$509,472,588	$(1,313,506)	$508,159,082

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 13. Selected Quarterly Data (Unaudited)
Presented in the following tables is a summary of the unaudited quarterly financial information adjusted for the effect of the revisions discussed in Note 12 for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. The company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	For the quarter ended
	December 31, 2020	September 30, 2020
Total investment income	$7,696,848	$5,223,636
Net investment (loss) income	$(479,479)	$901,560
Net gain (loss) on investments and foreign currency translation	$20,440,534	$10,694,085
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	$(12,077,676)	$3,310,682
Net increase (decrease) in net assets resulting from operations	$7,883,379	$14,906,327
Net investment income (loss) per share–basic and diluted	$0.16	$0.02
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.15	$0.27
Net asset value per share at period end (Class A)	$8.61	$8.63
Net asset value per share at period end (Class C)	$8.35	$8.38
Net asset value per share at period end (Class I)	$8.61	$8.63
Net asset value per share at period end (Class P-A)	$8.70	$8.67
Net asset value per share at period end (Class P-I)	$9.02	$9.02

	For the quarter ended June 30, 2020
	As Previously Reported	Adjustments	As Revised
Total investment income	$5,571,761	$—	$5,571,761
Net investment (loss) income	$3,580,266	$—	$3,580,266
Net gain (loss) on investments and foreign currency translation	$11,159,087	$—	$11,159,087
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	$(1,661,626)	$(1,793,506)	$(3,455,132)
Net increase (decrease) in net assets resulting from operations	$13,077,727	$(1,793,506)	$11,284,221
Net investment income (loss) per share–basic and diluted	$0.07	$—	$0.07
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.26	$(0.04)	$0.22
Net asset value per share at period end (Class A)	$8.63	$(0.19)	$8.44
Net asset value per share at period end (Class C)	$8.38	$(0.19)	$8.19
Net asset value per share at period end (Class I)	$8.63	$(0.20)	$8.43
Net asset value per share at period end (Class P-A)	$8.68	$(0.20)	$8.48
Net asset value per share at period end (Class P-I)	$9.02	$(0.20)	$8.82

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 13. Selected Quarterly Data (Unaudited) (cont.)

	For the quarter ended March 31, 2020
	As Previously Reported	Adjustments	As Revised
Total investment income	$5,937,657	$—	$5,937,657
Net investment (loss) income	$4,805,340	$—	$4,805,340
Net gain (loss) on investments and foreign currency translation	$12,133,666	$—	$12,133,666
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	$(5,222,681)	$(1,084,537)	$(6,307,218)
Net increase (decrease) in net assets resulting from operations	$11,716,325	$(1,084,537)	$10,631,788
Net investment income (loss) per share–basic and diluted	$0.10	$—	$0.10
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.24	$(0.02)	$0.22
Net asset value per share at period end (Class A)	$8.59	$(0.18)	$8.41
Net asset value per share at period end (Class C)	$8.41	$(0.17)	$8.24
Net asset value per share at period end (Class I)	$8.59	$(0.18)	$8.41
Net asset value per share at period end (Class P-A)	$8.63	$(0.17)	$8.46
Net asset value per share at period end (Class P-I)	$8.95	$(0.18)	$8.77

	For the quarter ended December 31, 2019
	As Previously Reported	Adjustments	As Revised
Total investment income	$6,198,022	$—	$6,198,022
Net investment (loss) income	$4,587,394	$—	$4,587,394
Net gain (loss) on investments and foreign currency translation	$5,248,381	$—	$5,248,381
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	$(3,383,241)	$422,042	$(2,961,199)
Net increase (decrease) in net assets resulting from operations	$6,452,534	$422,042	$6,874,576
Net investment income (loss) per share–basic and diluted	$0.10	$—	$0.10
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.15	$0.01	$0.16
Net asset value per share at period end (Class A)	$8.56	$(0.16)	$8.40
Net asset value per share at period end (Class C)	$8.38	$(0.15)	$8.23
Net asset value per share at period end (Class I)	$8.56	$(0.16)	$8.40
Net asset value per share at period end (Class P-A)	$8.60	$(0.16)	$8.44
Net asset value per share at period end (Class P-I)	$8.90	$(0.17)	$8.73

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 13. Selected Quarterly Data (Unaudited) (cont.)

	For the quarter ended September 30, 2019
	As Previously Reported	Adjustments	As Revised
Total investment income	$5,945,644	$—	$5,945,644
Net investment (loss) income	$2,067,331	$—	$2,067,331
Net gain (loss) on investments and foreign currency translation	$16,589,939	$—	$16,589,939
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	$(2,463,723)	$(1,109,484)	$(3,573,207)
Net increase (decrease) in net assets resulting from operations	$16,193,547	$(1,109,484)	$15,084,063
Net investment income (loss) per share–basic and diluted	$0.05	$—	$0.05
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.36	$(0.03)	$0.33
Net asset value per share at period end (Class A)	$8.62	$(0.17)	$8.45
Net asset value per share at period end (Class C)	$8.44	$(0.17)	$8.27
Net asset value per share at period end (Class I)	$8.62	$(0.17)	$8.45
Net asset value per share at period end (Class P-A)	$8.65	$(0.18)	$8.47
Net asset value per share at period end (Class P-I)	$8.93	$(0.18)	$8.75

	For the quarter ended June 30, 2019
	As Previously Reported	Adjustments	As Revised
Total investment income	$4,386,441	$—	$4,386,441
Net investment (loss) income	$1,417,709	$—	$1,417,709
Net gain (loss) on investments and foreign currency translation	$6,098,299	$—	$6,098,299
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	$(1,482,457)	$(1,077,142)	$(2,559,599)
Net increase (decrease) in net assets resulting from operations	$6,033,551	$(1,077,142)	$4,956,409
Net investment income (loss) per share–basic and diluted	$0.03	$—	$0.03
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.14	$(0.03)	$0.11
Net asset value per share at period end (Class A)	$8.48	$(0.16)	$8.32
Net asset value per share at period end (Class C)	$8.31	$(0.16)	$8.15
Net asset value per share at period end (Class I)	$8.48	$(0.16)	$8.32
Net asset value per share at period end (Class P-A)	$8.51	$(0.16)	$8.35
Net asset value per share at period end (Class P-I)	$8.77	$(0.17)	$8.60

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 13. Selected Quarterly Data (Unaudited) (cont.)

	For the quarter ended March 31, 2019
	As Previously Reported	Adjustments	As Revised
Total investment income	$2,232,598	$—	$2,232,598
Net investment (loss) income	$(795,343)	$—	$(795,343)
Net gain (loss) on investments and foreign currency translation	$7,281,283	$—	$7,281,283
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	$(597,461)	$(770,507)	$(1,367,968)
Net increase (decrease) in net assets resulting from operations	$5,888,479	$(770,507)	$5,117,972
Net investment income (loss) per share–basic and diluted	$(0.02)	$—	$(0.02)
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.15	$(0.02)	$0.13
Net asset value per share at period end (Class A)	$8.50	$(0.14)	$8.36
Net asset value per share at period end (Class C)	$8.32	$(0.14)	$8.18
Net asset value per share at period end (Class I)	$8.50	$(0.14)	$8.36
Net asset value per share at period end (Class P-A)	$8.52	$(0.14)	$8.38
Net asset value per share at period end (Class P-I)	$8.76	$(0.15)	$8.61

	For the quarter ended December 31, 2018
	As Previously Reported	Adjustments	As Revised
Total investment income	$4,133,930	$—	$4,133,930
Net investment (loss) income	$(434,963)	$—	$(434,963)
Net gain (loss) on investments and foreign currency translation	$(1,693,642)	$—	$(1,693,642)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	$1,877,386	$(590,757)	$1,286,629
Net increase (decrease) in net assets resulting from operations	$(251,219)	$(590,757)	$(841,976)
Net investment income (loss) per share–basic and diluted	$(0.01)	$—	$(0.01)
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.01)	$(0.02)	$(0.03)
Net asset value per share at period end (Class A)	$8.54	$(0.14)	$8.40
Net asset value per share at period end (Class C)	$8.34	$(0.13)	$8.21
Net asset value per share at period end (Class I)	$8.54	$(0.14)	$8.40
Net asset value per share at period end (Class P-A)	$8.55	$(0.15)	$8.40
Net asset value per share at period end (Class P-I)	$8.76	$(0.14)	$8.62

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 13. Selected Quarterly Data (Unaudited) (cont.)

	For the quarter ended September 30, 2018
	As Previously Reported	Adjustments	As Revised
Total investment income	$5,354,985	$—	$5,354,985
Net investment (loss) income	$1,988,378	$—	$1,988,378
Net gain (loss) on investments and foreign currency translation	$(296,054)	$—	$(296,054)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	$2,275,076	$26,494	$2,301,570
Net increase (decrease) in net assets resulting from operations	$3,967,400	$26,494	$3,993,894
Net investment income (loss) per share–basic and diluted	$0.06	$—	$0.06
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.12	$—	$0.12
Net asset value per share at period end (Class A)	$8.69	$(0.10)	$8.59
Net asset value per share at period end (Class C)	$8.48	$(0.14)	$8.34
Net asset value per share at period end (Class I)	$8.69	$(0.14)	$8.55
Net asset value per share at period end (Class P-A)	$8.71	$(0.13)	$8.58
Net asset value per share at period end (Class P-I)	$8.89	$(0.14)	$8.75

	For the quarter ended June 30, 2018
	As Previously Reported	Adjustments	As Revised
Total investment income	$4,984,874	$—	$4,984,874
Net investment (loss) income	$3,259,425	$—	$3,259,425
Net gain (loss) on investments and foreign currency translation	$2,341,771	$—	$2,341,771
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	$73,354	$(451,503)	$(378,149)
Net increase (decrease) in net assets resulting from operations	$5,674,550	$(451,503)	$5,223,047
Net investment income (loss) per share–basic and diluted	$0.12	$—	$0.12
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.21	$(0.02)	$0.19
Net asset value per share at period end (Class A)	$8.72	$(0.15)	$8.57
Net asset value per share at period end (Class C)	$8.50	$(0.15)	$8.35
Net asset value per share at period end (Class I)	$8.72	$(0.15)	$8.57
Net asset value per share at period end (Class P-A)	$—	$—	$—
Net asset value per share at period end (Class P-I)	$8.90	$(0.16)	$8.74

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 13. Selected Quarterly Data (Unaudited) (cont.)

	For the quarter ended March 31, 2018
	As Previously Reported	Adjustments	As Revised
Total investment income	$4,918,793	$—	$4,918,793
Net investment (loss) income	$3,271,370	$—	$3,271,370
Net gain (loss) on investments and foreign currency translation	$2,452,402	$—	$2,452,402
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	$(1,239,228)	$(928,124)	$(2,167,352)
Net increase (decrease) in net assets resulting from operations	$4,484,544	$(928,124)	$3,556,420
Net investment income (loss) per share–basic and diluted	$0.13	$—	$0.13
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.19	$(0.04)	$0.15
Net asset value per share at period end (Class A)	$8.70	$(0.17)	$8.53
Net asset value per share at period end (Class C)	$8.45	$(0.16)	$8.29
Net asset value per share at period end (Class I)	$8.70	$(0.17)	$8.53
Net asset value per share at period end (Class P-A)	$—	$—	$—
Net asset value per share at period end (Class P-I)	$8.84	$(0.17)	$8.67

	For the quarter ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$4,416,117	$3,663,635	$2,936,470	$2,366,899
Net investment income (loss)	$229,297	$1,149,977	$1,986,899	$1,450,378
Net gain (loss) on investments and foreign currency translation	$3,738,403	$1,579,619	$1,576,272	$(108,245)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	$1,172,441	$3,329	$(1,000,505)	$(588,279)
Net increase in net assets resulting from operations	$5,140,141	$2,732,925	$2,562,666	$753,854
Net investment income (loss) per share – basic and diluted	$(0.01)	$0.06	$0.11	$0.09
Net increase in net assets resulting from operations per share – basic and diluted	$0.27	$0.14	$0.14	$0.05
Net asset value per share at period end (Class A)	$8.54	$8.48	$8.49	$8.50
Net asset value per share at period end (Class C)	$8.28	$8.26	$8.27	$8.27
Net asset value per share at period end (Class I)	$8.54	$8.48	$8.49	$8.50
Net asset value per share at period end (Class P-I)	$8.67	$8.59	$8.59	$8.55

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 13. Selected Quarterly Data (Unaudited) (cont.)

	For the quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$2,848,655	$3,085,513	$1,645,291	$656,566
Net investment income (loss)	$1,497,148	$1,730,438	$1,519,649	$23,132
Net gain (loss) on investments and foreign currency translation	$(1,706,876)	$1,143,849	$(231,426)	$(634,047)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	$291,644	$(1,587,031)	$1,838,292	$1,885,335
Net increase in net assets resulting from operations	$81,916	$1,287,256	$3,126,515	$1,274,420
Net investment income per share – basic and diluted	$0.11	$0.14	$0.15	$—
Net increase in net assets resulting from operations per share – basic and diluted	$0.01	$0.11	$0.30	$0.16
Net asset value per share at period end (Class A)	$8.56	$8.62	$8.69	$8.56
Net asset value per share at period end (Class C)	$8.32	$8.38	$8.43	$8.56
Net asset value per share at period end (Class I)	$8.56	$8.62	$8.69	$8.56
Net asset value per share at period end (Class P-A)	$8.54	$8.62	$—	$—
Net asset value per share at period end (Class P-I)	$8.54	$8.62	$—	$—

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 14. Subsequent Events
The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of the year ended December 31, 2020, except as discussed below:
From the period subsequent to December 31, 2020 and through March 8, 2021, the Company has raised approximately $438 million in additional capital through its current private offering of shares or an increase as a percentage of December 31, 2020 net assets of 79%.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 15. COVID-19 Impact

In March of 2020, the United States declared a National Emergency concerning the COVID-19 outbreak. To date, the impacts from the COVID-19 outbreak have not had a significant negative impact on our operations and performance. We have and will continue to assess the current and future business risks related to COVID-19 as new information becomes available, including any potential performance risk related to counterparties to agreements with our investments. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual companies, are not known. Though not expected to be significant, the extent of the impact to the financial performance and the operations of our investments will depend on future developments, which are highly uncertain and cannot be predicted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL 81 DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K, and determined that the disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.
Management’s Report on Internal Control over Financial Reporting
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The internal control over financial reporting for the company includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements of the company.
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
Our management assessed the effectiveness of the internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 framework as part of its assessment. Based on that assessment, our management concluded that, as of December 31, 2020, the internal control over financial reporting for the company is effective based on the criteria established in Internal Control-Integrated Framework.
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
Change in Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. Other Information
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our business and affairs are overseen by our Board of Directors, as provided by our Operating Agreement and Delaware law. The Board of Directors has retained GCM to manage our investment activities, the quarterly valuation of our assets and our financing arrangements, subject to the board’s supervision. The Board of Directors currently has an Audit Committee and a Nominating and Corporate Governance Committee and may establish additional committees from time to time as necessary. Each director will serve until the next annual meeting of members and until his or her successor is duly elected. Although the number of directors may be increased or decreased, a decrease will not have the effect of shortening the term of any incumbent director. Any director may resign at any time and may be removed with or without cause by the members upon the affirmative vote of at least a majority of the votes entitled to be cast at a meeting called for the purpose of the proposed removal. The notice of the meeting shall indicate that the purpose, or one of the purposes, of the meeting is to determine if the director shall be removed.
A vacancy created by an increase in the number of directors or the death, resignation, removal, adjudicated incompetence or other incapacity of a director may be filled only by a vote of a majority of the remaining directors. As provided in our Operating Agreement, nominations of individuals to fill the vacancy of a board seat previously filled by an independent director will be made by the remaining independent directors.
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

Name	Age	Position(s) Held with Us	Director/Executive Officer Since
David Sher	57	Director	2012
Charles Wheeler	60	Chief Executive Officer, President, and Director	2012
Richard C. Butt	65	Chief Financial Officer, Treasurer, and Secretary	2014
Robert Brennan	59	Director	2019
Kathleen Cuocolo	69	Independent Director	2013
Robert Herriott	51	Independent Director	2013
David M. Kastin	53	Independent Director	2013
Cynthia Curtis	61	Independent Director	2019
David Sher has been a board member since our inception in December 2012. Mr. Sher has served as Chief Executive Officer of GCM and Co-Chief Executive Officer of Greenbacker Group LLC since August 2012 (having previously served as a Managing Director of Greenbacker Group LLC since February 2011), as well as a member of GCM’s Investment Committee. He has also served as Chief Executive Officer and as a director of GREC since November 2011. Prior to joining our company, Mr. Sher was a senior Adviser at Prospect Capital Corporation, a mezzanine debt and private equity firm that manages a publicly traded, closed-end, dividend-focused investment company, from June 2009 to January 2011 (NASDAQ: PSEC). Prior to joining Prospect Capital, Mr. Sher was a serial entrepreneur founding a number of ventures in the financial services and brokerage industry. In 2002, Mr. Sher was a founder and Managing Director of ESP Technologies, a leading provider of financial software and services to institutional asset managers and hedge funds. In May of 2007, that company was sold to a group of investors. Prior to co-founding ESP, Mr. Sher was a founder and CEO of an online brokerage company, ElephantX dot com Inc. Additionally, in September 1997, he co-founded, developed and managed Lafayette Capital Management LLC, a statistical arbitrage hedge fund. Mr. Sher also spent six years at Bear Stearns, where he developed trading ideas and strategies for correspondent clearing customers from 1991 to 1997.
Mr. Sher holds a Master of International Affairs from Columbia University and a Bachelor of Arts in Political Science from Rutgers University.
Mr. Sher was selected to serve as a director because he is our Advisor’s Chief Executive Officer and has over 20 years of executive experience in various areas, having previously served as founder and CEO of several companies, including two broker-dealers. He has substantial private equity and investing experience involving originated loan transactions, including serving as a senior Advisor at Prospect Capital Corporation, a publicly traded business development company (NASDAQ: PSEC). He also has experience working in the renewable energy sector, including a transaction involving the proposed sale of a 28MW biomass power plant to a private equity firm. David Sher is the brother of Robert Sher, a managing director of GCM.
Charles Wheeler has served as our Chief Executive Officer, President, and as a board member since our inception in December 2012. Mr. Wheeler has also served as President of GCM and Co-Chief Executive Officer of Greenbacker Group LLC since August 2012 (having previously served as a Managing Director of Greenbacker Group LLC since August 2011), and as President and a director of GREC since November 2011. Mr. Wheeler is a veteran of the investment banking industry, having spent 24 years, from 1987 to January 2011, with the Macquarie Group, one of Australia’s leading investment banks. During that time, Mr. Wheeler held several senior positions with the Macquarie Group, including Head of Financial Products for North America from 2007 to January 2009 and Head of Renewables for North America from September 2007 to December 2010. From 1998 to August 2007, Mr. Wheeler was a Director of the Financial Products Group at Macquarie in Australia, with responsibility for the development, distribution and ongoing management of a wide variety of retail financial products, including REITs, infrastructure bonds, international investment trusts and diversified domestic investment trusts. Prior to joining Macquarie, Mr. Wheeler was a tax manager with Touche Ross & Co. in Australia (which was merged into KPMG in Australia).
Mr. Wheeler holds a Bachelor of Economics from Sydney University and is a member of the Institute of Chartered Accountants of Australia.
Mr. Wheeler was selected to serve as a director because he is our Chief Executive Officer and has significant knowledge of, and relationships within, the project and structured finance industry and the renewable energy sector due to his numerous positions with the Macquarie Group. Mr. Wheeler also brings his extensive background in project and structured finance to bear on the renewables sector. He had experience working in the solar and wind energy sectors while at Macquarie, including a transaction involving the purchase and subsequent management of a large portfolio of distributed solar assets located in California, the consideration of several proposals to invest equity into solar thermal power plants across the Southwest, the acquisition of a wind developer in Texas, and the evaluation of numerous wind development opportunities across Canada and the United States. Furthermore, during his tenure at Macquarie, Mr. Wheeler participated in several other renewable energy resource transactions, including a proposal to invest equity into a significant unlisted geothermal developer based in Nevada.
Richard C. Butt has served as our Chief Financial Officer from January 2012 to July 2013 and since April 2014. Mr. Butt has held a variety of senior management positions at global investment and financial institutions. Most recently, from July 2012 to August 2013, he served as President and Chief Executive Officer of P3 Global Management LLC, a firm focused on investing in municipal infrastructure assets. From August 2006 to January 2011, he served as President of Macquarie Capital Investment Management LLC, with offices in New York and Sydney, Australia, responsible for administration, operations, finance, compliance, treasury, marketing, business operations and FX/cash management for portfolios domiciled in North America, Australia, Asia, Europe and the Caribbean. In addition, Mr. Butt served as Chief Financial and Accounting Officer for Macquarie Global Infrastructure Fund, a New York Stock Exchange-listed closed-end fund (NYSE: MGU). Prior to joining Macquarie, Mr. Butt served as President of Refco Alternative Investments LLC and Refco Fund Holdings LLC, the commodity pool businesses associated with Refco, Inc., from January 2003 to August 2006. In this capacity, Mr. Butt was responsible for the initial development and ongoing operations of numerous public and private commodity pools. During the period from1990 through 2003, he served in various operational and financial capacities with multiple mutual/hedge fund third-party administration firms. Earlier in his career, he served as Vice President at Fidelity Investments, where he was responsible for fund accounting and financial reporting for all equity and global mutual funds. Mr. Butt is a Certified Public Accountant (inactive), previously working at major accounting firms such as PricewaterhouseCoopers LLP, from July 1978 to July 1984, where he was an Audit Manager, and KPMG from December 1994 to October 1996, where he was a Director in its financial services consulting practice. Mr. Butt holds a bachelor’s degree in Management Science from Duke University.
Robert Brennan has been a director since May 2019. He has served as Co-Chair of the Board of Directors of GREC and as a Non-Executive Officer of GCM since December 1, 2017. Mr. Brennan was previously a Senior Managing Director and Head of Guggenheim Partners Commercial Real Estate Finance Group, where from 2010 to 2017 he built a national commercial mortgage loan origination, servicing and asset management business responsible for nearly $10 billion of loans for client investment portfolios. Additionally, Mr. Brennan was an executive member and founding investor of Pillar Financial, Guggenheim’s GSE licensed lending, mortgage banking, and servicing affiliate, which was sold to SunTrust Bank in late 2016. Mr. Brennan spent the last 26 years of his 34-year Wall Street career focused on real estate, in which he played a wide range of roles including trading, origination, structuring and banking, and asset management. Mr. Brennan was involved with a broad array of property and project types ranging from conventional income-producing to project-based transactions. Prior to Guggenheim, he was the Global Head of Credit Suisse’s Real Estate Finance and Securitization Group, which was a dominant global leader in the commercial real estate finance industry. Mr. Brennan joined Credit Suisse in November 2000, when it was merged with Donaldson, Lufkin and Jenrette (“DLJ”), where he was a Managing Director and Head of the Commercial Mortgage Group. Mr. Brennan held previous positions at UBS Securities and L.F. Rothschild, and started his career in 1983 with E.F. Hutton, where he was an Associate in the Investment Banking Division. Mr. Brennan is a graduate of the University of Vermont and holds an MBA from New York University. He is a member of the Board of the Commercial Real Estate Finance Council, where he chairs the long-range planning and investment committee. He is also a member of the Board of Directors of CRE Finance Council.
Kathleen Cuocolo, an independent director since July 2013, is currently President of Syntax ETF Trust and a Senior Vice President of Syntax LLC, a company that has created a new class of equity indices—Syntax Stratified Indices. She is responsible for overseeing the business and infrastructure development at Syntax of a family of Stratified FundsTM. Ms. Cuocolo was formerly Managing Director, Head of Global ETF Accounting and Administration at Bank of New York Mellon from April 2008 until March 2013. Prior to Bank of New York Mellon, she was President of Cuocolo & Associates from January 2004 through March 2008, where she specialized in board governance services. From September 1982 through July 2003, Ms. Cuocolo served as Executive Vice President of State Street Corporation, where she was also Head of US Fund Administration Services and the founder of Exchange Traded Fund Services. In addition, Ms. Cuocolo served as an independent director of Guardian Life Mutual Funds from June 2006 through its acquisition by RS Investments in December 2007; Chairperson of Select Sectors SPDR Trust from August 2000 through October 2007; trustee of SPDR Trust from January 1993 through July 2003; President and Director of The China Fund from September 1999 through July 2003; and President of the State Street Master Funds from January 2000 through July 2003. Ms. Cuocolo was selected to serve as an independent director based upon her extensive experience in financial service administration as well as an investor.
Robert Herriott, an independent director since July 2013, founded RBT Public Affairs Group in January 2009. Mr. Herriott has worked in public affairs since 1994, serving in various political, legislative, and governmental liaison roles. In his capacity with RBT Public Affairs Group, Mr. Herriott was involved with legislative and regulatory issues concerning FATCA, the Dodd-Frank Act, and Investment Management Operational Due Diligence, among others, including Green Energy Initiatives and Healthcare. Prior to forming RBT Public Affairs Group, Mr. Herriott served from January 2007 to April 2009 as an internal advisor to the Toy Industry Association, assisting in the legislative and regulatory reform of the industry, and harmonizing manufacturing standards between the United States, China and the European Union.
Mr. Herriott has testified before legislative bodies regarding pending legislation and spoken throughout the U.S. and internationally on how to interact with government, communication strategy, the U.S. legislative process, and specific industry issues pending before governmental entities. Mr. Herriott continues to advise clients on macro and micro governmental and political risk analysis, as well as reputation management and public affairs campaigns. Mr. Herriott was selected to serve as an independent director based on his extensive experience with legislative and regulatory issues, and with federal government energy initiatives, in particular. Since joining the Company as an independent director, Mr. Herriott has earned a certificate in Energy Innovation and Emerging Technologies from Stanford University and a Directorship Certification from the National Association of Corporate Directors.
David M. Kastin has been an independent director since July 2013. Since August 2020, he has been General Counsel and Corporate Secretary of Clever Leaves International, Inc. From August 2015 through January 2020, he was Senior Vice President, General Counsel and Corporate Secretary of Vitamin Shoppe, Inc. From August 2007 through August 2015, Mr. Kastin was Senior Vice President, General Counsel and Corporate Secretary of Town Sports International Holdings, Inc. From March 2007 through July 2007, he was Senior Associate General Counsel and Corporate Secretary of Sequa Corporation, a diversified manufacturer. From March 2003 through December 2006, Mr. Kastin was in-house counsel at Toys “R” Us, Inc., most recently serving as Vice President–Deputy General Counsel. From 1996 through 2003, he was an associate in the corporate and securities departments at several prominent New York law firms, including Bryan Cave LLP. From September 1992 through October 1996, Mr. Kastin was a Staff Attorney in the Northeast Regional Office of the U.S. Securities and Exchange Commission. Mr. Kastin was selected to serve as an independent director based on his extensive experience as a legal and strategic advisor to publicly traded companies.

Cynthia Curtis has been an independent director since May 2019. She is currently Senior Vice President of Sustainability for JLL, a Fortune 200 commercial real estate services company. She is responsible for elevating JLL’s sustainability program, embedding it broadly throughout the business and driving meaningful impact with and through JLL’s clients. Ms. Curtis also collaborates with the Investor Relations team to ensure its investors have a more complete understanding of JLL’s competencies, goals and impacts. She represents the company on the World Green Building Council’s Corporate Advisory Board. Previously, Curtis worked in the public, private and non-profit sectors, including at Ceres CA Technologies, where she served as Vice President and Chief Sustainability Officer, and at EMC (now Dell), where she was Senior Director, Services Marketing. She lives in the Boston area, is a member of New England Women in Energy and the Environment, chairs the Wellesley Village Church Energy Committee, and built one of the region’s first gold LEED-certified residences. Ms. Curtis was selected to serve as an independent director based on her extensive experience in marketing and sustainability.
We operate under the direction of our Board of Directors, a majority of whom are independent—Kathleen Cuocolo, Robert Herriott, David M. Kastin, and Cynthia Curtis. Charles Wheeler, who also serves as President of the company and President and Chief Investment Officer of our Advisor, and David Sher, who also serves as Chief Executive Officer of our Advisor, are the other members of our Board of Directors. No member of our Board of Directors, including Messrs. Sher and Wheeler, has ever served as an officer or director of the dealer manager, or of any of their affiliates.
Committees of the Board of Directors
The entire Board of Directors considers all major decisions concerning our business. However, our Operating Agreement provides that our Board of Directors may establish such committees as our board believes appropriate. Our Board of Directors will appoint the members of the committee in its discretion, provided a majority of the members of the Audit Committee of our Board of Directors be composed of independent directors. Our Board of Directors has established an Audit Committee and adopted a charter for the Audit Committee that complies with current U.S. federal and NASDAQ rules relating to corporate governance matters. In addition, our Board of Directors has established a Nominating and Corporate Governance Committee, as described below.
Audit Committee
Our audit committee is composed of Kathleen Cuocolo, Robert Herriott, Cynthia Curtis and David M. Kastin, all of whom are independent directors. The Audit Committee will assist the Board of Directors in overseeing:
•our accounting and financial reporting processes;
•the integrity and audits of our consolidated financial statements;
•our compliance with legal and regulatory requirements;
•the qualifications and independence of our independent auditors; and
•the performance of our internal and independent auditors.
Kathleen Cuocolo chairs our audit committee and serves as our “audit committee financial expert,” as that term is defined by the SEC.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee is composed of Charles Wheeler, David Sher, Robert Brennan, Cynthia Curtis and Robert Herriott. Cynthia Curtis and Robert Herriott are the independent directors on the Committee. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board of Directors. The charter sets forth the responsibilities of the Nominating and Corporate Governance Committee, including making nominations for the appointment or election of independent directors, retirement policies and investment professionals training policies.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
The following table sets forth, as of the date of this report, information with respect to the beneficial ownership of our shares by:
•each person known to us to beneficially own more than 5% of any class of the outstanding shares;
•each of our directors, director nominees and named executive officers; and
•all of our directors and executive officers as a group.
We have issued 23,601 Class A shares to our advisor. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares subject to options that are currently exercisable or exercisable within 60 days of the offering. Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power.

Name and Address (1)	Number of Shares Beneficially Owned	Percentage of all Shares Issued and Outstanding
Greenbacker Capital Management LLC (2)	23,601	0.04%
Greenbacker Group LLC	—	—%
David Sher	2,793	—%
Charles Wheeler	27,738	0.04%
Richard C. Butt	5,569	0.01%
Robert Brennan	11,429	0.02%
Kathleen Cuocolo	30,602	0.05%
Cynthia Curtis	2,868	—%
Robert Herriott	8,429	0.01%
David M. Kastin	8,429	0.01%
All officers and directors as a group (8 persons)*	97,857	0.16%
*Percentages may not foot due to rounding.
(1)     Unless otherwise indicated, the address of each beneficial owner is c/o Greenbacker Capital Management LLC, 30 Danforth Street, Suite 206, Portland, ME 04101.
(2)    Greenbacker Capital Management LLC (GCM) is a wholly owned subsidiary of Greenbacker Group LLC. The Board of Directors of Greenbacker Group LLC has investment power over the Class A shares held by GCM, including the power to dispose, or to direct the disposition, of such shares. Charles Wheeler, David Sher and Robert Brennan are members of the Board of Directors of Greenbacker Group LLC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Our Board of Directors oversees our management. However, we have entered into the advisory agreement with our advisor, GCM, pursuant to which GCM is responsible for managing us on a day-to-day basis and identifying and making investments on our behalf. Prior to February 8, 2019, GCM was a joint venture between Greenbacker Group LLC and Strategic Capital Advisory Services, LLC, or Strategic Capital, an affiliate of our former dealer manager, SC Distributors, and certain of our directors and/or officers. Strategic Capital, an affiliate of our former dealer manager, SC Distributors, which owned up to a 25% interest in our Advisor, generally provided to us, on behalf of our Advisor, certain non-investment advisory services, including but not limited to formation services related to our company and the structure of our organization, financial and strategic planning advice and analysis, overseeing the development of marketing materials, selecting and negotiating with third-party vendors, and other administrative and operational services. With GCM becoming a wholly owned subsidiary of Greenbacker Group LLC as of February 8, 2019, these services, as they may be required, are provided by either GCM or by Greenbacker Group LLC. The non-managing member exercised no control or influence over our investment, asset management or accounting functions, or any other aspect of our management or operations. In connection with providing such services from our inception through February 8, 2019, Greenbacker Group LLC paid Strategic Capital an aggregate of $1,250,000 in fees. We have reimbursed such fees in connection with our obligation to reimburse our Advisor and its affiliates for certain organization and offering expenses incurred by them on our behalf, subject to the limitation that such reimbursements would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15% of gross offering proceeds as of the date of reimbursement.
Through each of their ownership interests in Greenbacker Group LLC, Charles Wheeler, our Chief Executive Officer and a member of our Board of Directors, and David Sher, a member of our Board of Directors, indirectly own an 8.41% and a 5.42% interest, respectively, in our Advisor. In addition, several of our officers and directors, including Messrs. Sher and Wheeler, are officers of our Advisor. As a result, the advisory agreement between us and our Advisor was negotiated between related parties, and its terms, including fees and other amounts payable, may not be as favorable to us as if they had been negotiated with unaffiliated third parties.
Except for the advancement of funds pursuant to certain indemnification provisions of our Operating Agreement, no loans, credit facilities, credit agreements or otherwise will be made by us to our Advisor or any of its affiliates. Our Advisor, SC Distributors and their affiliates will receive the compensation described herein.
Our Advisor’s services under the advisory agreement will not be exclusive, and it may furnish the same or similar services to other entities, including businesses that may directly or indirectly compete with us, so long as its services to us are not impaired by the provision of such services to others, and provided that the Advisor notify us prior to being engaged to serve as an advisor to a fund or another company having a similar investment strategy.
With respect to our renewable energy, energy efficiency and sustainability investments, our Advisor does target similar investment opportunities for other clients. Our Advisor has instituted appropriate allocation methodologies as well as third-party investment committee and/or board approvals to ensure all clients are treated fairly.
We have entered into license agreements with Greenbacker Group LLC, pursuant to which it has agreed to grant us a non-exclusive, royalty-free license to use the name “Greenbacker Renewable Energy Company LLC.” In addition, we have entered into an administration agreement with Greenbacker Administration, pursuant to which the Administrator will provide us with administrative services and will receive compensation from us for its services. As of the date hereof, Greenbacker Administration has delegated certain of its accounting-related administrative functions to U.S. Bancorp Fund Services, LLC. While Greenbacker Administration performs a majority of asset management, construction management, accounting and oversight services for the company’s investments, it is anticipated that Greenbacker Administration will continue to delegate certain administrative functions for GREC and the LLC.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee has appointed KPMG as our independent registered public accounting firm for the fiscal years ending December 31, 2020 and 2019.
Fees Incurred for KPMG LLP
The following table shows the fees invoiced for audit and other services provided by KPMG for fiscal 2020 and 2019:

	2020	2019
Audit fees (1)	$880,760	$795,890
Audit-related fees (2)	10,000	—
Tax fees (3)	121,052	101,358
All other fees (4)	—	—
Total	$1,011,812	$897,248
The Audit Committee has approved all of the services and fees listed in the previous table.
The Audit Committee has delegated to the chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm, and associated fees up to a maximum for any one service of $25,000, provided that the chair shall report any decisions to pre-approve services and fees to the full Audit Committee at its next regular meeting.

(1)Audit fees represent fees for professional services provided in connection with the audit of our consolidated financial statements and review of our quarterly consolidated financial statements and audit services provided in connection with our quarterly and annual statutory or regulatory filings.
(2)Audit-related fees consist of all fees associated with statutory and regulatory filings other than our quarterly and annual statutory and regulatory filings, such as fees to issue consents for our filing of prospectuses.
(3)Tax fees consist of tax compliance fees.
(4)Other fees billed in the reporting periods for products and services provided by KPMG include consents for the company’s audited financial statements to be included in various SEC filings.
KPMG has not provided services or charged fees to our advisor or entities that are controlling, controlled by or under common control of our advisor.

PART IV
ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).
(a)Documents Filed as Part of this Report
(1)The following consolidated financial statements are set forth in Item 8:
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Assets and Liabilities as of December 31, 2020 and 2019
•Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Changes in Net Assets for the years ended December 31, 2020, 2019, 2018
•Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
•Consolidated Schedules of Investments as of December 31, 2020 and 2019
•Notes to the Consolidated Financial Statements
(2)Financial Statement Schedules have been omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.
(b)Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description of Document

3.1*
Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on December 11, 2012)

3.2*
Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated November 17, 2020 (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-K (File No. 333-178786-01) filed on November 17, 2020)

10.1*
Third Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated September 1, 2020 (Incorporated by reference from Exhibit 9912 of the Registrant’s Form 8-K (File No. 000-55610) filed on September 1, 2020)

10.2*
Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on November 17, 2020)

10.3*
Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

Exhibit Number	Description of Document

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

14.1*	Greenbacker Renewable Energy Company LLC Code of Ethics (Incorporated by reference from Exhibit 14.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on December 9, 2014)

21.1**	List of Subsidiaries

24.1**	Power of Attorney (included on the signature page hereto)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 23, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Net Assets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Schedules of Investments; and (vi) Notes to the Consolidated Financial Statements.
*Filed previously
**    Filed herewith
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2021	By	/s/ Charles Wheeler
Charles Wheeler
Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: March 23, 2021	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Wheeler	Chairman, Chief Executive Officer and Director	March 23, 2021
Charles Wheeler	(Principal Executive Officer)

/s/ Richard C. Butt	Chief Financial Officer and Principal Accounting Officer	March 23, 2021
Richard C. Butt	(Principal Financial and Accounting Officer)
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

/s/ David Sher
David Sher	Director	March 23, 2021

/s/ Kathleen Cuocolo
Kathleen Cuocolo	Director	March 23, 2021

/s/ Robert Herriott
Robert Herriott	Director	March 23, 2021

/s/ David M. Kastin
David M. Kastin	Director	March 23, 2021

/s/ Robert Brennan
Robert Brennan	Director	March 23, 2021

/s/ Cynthia Curtis
Cynthia Curtis	Director	March 23, 2021