Form 10-Q
period 2021-03-31
Greenbacker Renewable Energy Co LLC
filed 2021-05-14
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
As of May 7, 2021, the registrant had 117,478,349 shares of common interests, $0.001 par value, outstanding.

TABLE OF CONTENTS

i

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments in controlled/affiliated portfolios, at fair value (cost of $648,350,006 and $523,846,720, respectively)	$738,177,183	$611,482,307
Investments in non-controlled/non-affiliated portfolios, at fair value (cost of $46,174,918 and $37,327,690, respectively)	46,174,918	37,327,690
Investments in money market funds, at fair value (cost of $315,413,951 and $11,172,727, respectively)	315,413,951	11,172,727
Cash and cash equivalents	8,947,086	4,675,836
Shareholder contribution receivable	2,581,048	6,418,454
Dividend receivable	6,048,918	7,181,629
Investment sales receivable	4,259,184	4,759,184
Return of capital receivable	439,815	2,159,762
Other assets	4,104,679	3,198,872
Total assets	$1,126,146,782	$688,376,461

LIABILITIES
Swap contracts, at fair value	$6,011,882	$9,750,909
Deferred tax liabilities, net of allowance	19,641,717	17,868,138
Payable for investments purchased	2,288,568	4,451,570
Term note payable, net of financing costs	85,410,686	86,501,654
Management fee payable	1,748,112	1,055,600
Performance participation fee payable	—	3,540,052
Accounts payable and accrued expenses	1,084,599	581,632
Due to Advisor	1,399,749	1,751
Shareholder distributions payable	5,306,807	2,984,521
Interest payable	—	8,772
Payable for repurchases of common stock	4,298,638	5,948,128
Deferred sales commission payable	4,094,869	131,875
Total liabilities	$131,285,627	$132,824,602

Commitments and contingencies (See Note 2, Note 5, and Note 9)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$—	$—
Common stock, par value, $.001 per share, 350,000,000 authorized; 113,194,789 and 62,870,347 shares issued and outstanding, respectively	113,195	62,870
Paid-in capital in excess of par value	1,002,406,149	550,896,111
Accumulated gains (losses)*	(7,658,189)	4,592,878
Total common members’ equity	994,861,155	555,551,859
Special unitholder’s equity	—	—
Total members’ equity (net assets)	994,861,155	555,551,859
Total liabilities and equity (net assets)	$1,126,146,782	$688,376,461

Net assets, Class A (shares outstanding of 16,704,407 and 16,844,129, respectively)	$141,781,925	$144,978,110
Net assets, Class C (shares outstanding of 2,742,215 and 2,734,661, respectively)	22,597,463	22,836,128
Net assets, Class I (shares outstanding of 6,538,320 and 6,526,001, respectively)	55,492,784	56,156,327
Net assets, Class P-A (shares outstanding of 138,885 and 55,264, respectively)	1,200,209	480,799
Net assets, Class P-D (shares outstanding of 111,048 and nil, respectively)	990,705	—
Net assets, Class P-I (shares outstanding of 53,547,706 and 36,710,292, respectively)	477,780,810	331,100,495
Net assets, Class P-S (shares outstanding of 33,396,467 and nil, respectively)	294,882,644	—
Net assets, Class P-T (shares outstanding of 15,741 and nil, respectively)	134,615	—
Total common members’ equity	$994,861,155	$555,551,859
*Accumulated deficit, accumulated net realized gain on investments, and accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes, foreign currency translation, and swap contracts are included in accumulated gains (losses).
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$5,252,663	$5,207,790
Interest income	—	4,579
Total investment income from controlled, affiliated investments	$5,252,663	$5,212,369

Investment income from non-controlled, non-affiliated investments:
Interest income	946,010	725,288
Total investment income	$6,198,673	$5,937,657

Operating expenses:
Management fee expense	4,075,503	2,399,753
Audit and tax expense	582,607	411,825
Interest and financing expenses	722,560	729,716
General and administration expenses	173,973	66,048
Legal expenses	86,301	190,361
Directors fees and expenses	109,480	94,979
Insurance expense	48,172	34,531
Transfer agent expense	147,946	118,101
Other expenses *	611,338	293,438
Total expenses	6,557,880	4,338,752
Net investment (loss) income before taxes	(359,207)	1,598,905
(Benefit from) income taxes	(1,369,294)	(3,231,864)
Franchise tax expense	—	25,429
Net investment income	1,010,087	4,805,340

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized (loss) gain on investments	(72,149)	6,402,927
Net change in unrealized appreciation (depreciation) on:
Investments	2,171,448	12,100,435
Foreign currency translation	20,142	(52,248)
Swap contracts	3,739,027	(6,317,448)
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(3,142,873)	(6,307,218)
Net increase in net assets resulting from operations	3,725,682	10,631,788
Net decrease in net assets attributed to special unitholder	—	(2,687,459)
Net increase in net assets attributed to common members	$3,725,682	$7,944,329

Common stock per share information —basic and diluted:
Net investment income	$0.01	$0.10
Net increase in net assets attributed to common members	$0.04	$0.16
Weighted average common shares outstanding	85,937,169	48,991,682
* For the three months ended March 31, 2021 and March 31, 2020, Other expenses includes $493,816 and $199,247 of net realized losses on swap contracts, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the three months ended March 31, 2021
(unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common members’ equity	Total members’ equity (net assets)
Balances December 31, 2020	62,870,347	$62,870	$550,896,111	$(60,708,055)	$18,141,632	$55,759,375	$(108,971)	$(8,491,103)	$555,551,859	$555,551,859
Proceeds from issuance of common stock, net	50,634,032	50,635	455,771,849	—	—	—	—	—	455,822,484	455,822,484
Issuance of common stock under distribution reinvestment plan	181,245	181	1,549,824	—	—	—	—	—	1,550,005	1,550,005
Repurchases of common stock	(490,835)	(491)	(4,298,147)	—	—	—	—	—	(4,298,638)	(4,298,638)
Offering costs	—	—	(1,513,488)	—	—	—	—	—	(1,513,488)	(1,513,488)
Deferred sales commissions	—	—	—	(4,024,725)	—	—	—	—	(4,024,725)	(4,024,725)
Shareholder distributions	—	—	—	(11,952,024)	—	—	—	—	(11,952,024)	(11,952,024)
Distributions to special unitholder	—	—	—	—	—	—	—	—	—	—
Net investment income	—	—	—	1,010,087	—	—	—	—	1,010,087	1,010,087
Net realized gain (loss) on investments	—	—	—	—	(72,149)	—	—	—	(72,149)	(72,149)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	2,171,448	—	—	2,171,448	2,171,448
Net change in unrealized appreciation (depreciation) on foreign currency translation	—	—	—	—	—	—	20,142	—	20,142	20,142
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	—	—	—	—	3,739,027	3,739,027	3,739,027
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(3,142,873)	—	—	(3,142,873)	(3,142,873)
Balances at March 31, 2021	113,194,789	$113,195	$1,002,406,149	$(75,674,717)	$18,069,483	$54,787,950	$(88,829)	$(4,752,076)	$994,861,155	$994,861,155

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the three months ended March 31, 2020
(unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common members’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2019	47,889,610	$47,890	$416,611,769	$(38,477,220)	$11,963,784	$22,672,301	$(200,990)	$(3,877,882)	$408,739,652	$6,897,808	$415,637,460
Proceeds from issuance of common stock, net	1,874,392	1,874	16,694,020	—	—	—	—	—	16,695,894	—	16,695,894
Issuance of common stock under distribution reinvestment plan	205,060	205	1,758,881	—	—	—	—	—	1,759,086	—	1,759,086
Repurchases of common stock	(214,035)	(214)	(1,847,412)	—	—	—	—	—	(1,847,626)	—	(1,847,626)
Proceeds from shares transferred	(254)	—	—	—	—	—	—	—	—	—	—
Shareholder distributions	—	—	—	(7,171,159)	—	—	—	—	(7,171,159)	—	(7,171,159)
Distributions to special unitholder	—	—	—	—	—	—	—	—	—	(1,124,000)	(1,124,000)
Net investment income (loss)	—	—	—	4,805,340	—	—	—	—	4,805,340	—	4,805,340
Net realized gain on investments	—	—	—	—	4,750,225	—	—	—	4,750,225	1,652,702	6,402,927
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	9,802,188	—	—	9,802,188	2,298,247	12,100,435
Net change in unrealized appreciation (depreciation) on foreign currency translation	—	—	—	—	—	—	(52,248)	—	(52,248)	—	(52,248)
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	—	—	—	—	(5,053,958)	(5,053,958)	(1,263,490)	(6,317,448)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(6,307,218)	—	—	(6,307,218)	—	(6,307,218)
Balances at March 31, 2020	49,754,773	$49,755	$433,217,258	$(40,843,039)	$16,714,009	$26,167,271	$(253,238)	$(8,931,840)	$426,120,176	$8,461,267	$434,581,443
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Operating activities:
Net increase in net assets from operations	$3,725,682	$10,631,788
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	155,334	56,530
Purchase of investments	(169,813,432)	(88,300,060)
Return of capital	35,051,394	37,182,463
Proceeds from principal payments and sales of investments	1,339,375	53,869,115
Purchase of money market funds, net	(304,241,224)	(1,205,155)
Net realized loss (gain) on investments	72,149	(6,402,927)
Net change in unrealized (appreciation) on investments	(2,171,448)	(12,100,435)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(20,142)	52,248
Net change in unrealized (appreciation) depreciation on swap contracts	(3,739,027)	6,317,448
Deferred tax expense	1,773,579	3,075,354
(Increase) decrease in other assets:
Receivable for investments sold	500,000	16,839,291
Receivable for return of capital	1,719,947	(10,589,219)
Dividend receivable	1,132,711	(1,511,654)
Other assets	(905,807)	(524,638)
Increase (decrease) in other liabilities:
Payable for investments purchased	(2,163,002)	(3,324,557)
Management fee payable	692,512	148,310
Performance participation fee payable	(3,540,052)	—
Accounts payable and accrued expenses	502,967	473,909
Interest payable	(8,772)	1,887
Net cash (used in) provided by operating activities	(439,937,256)	4,689,698

Financing activities:
Borrowings on credit facility and term note	—	8,898,893
Paydowns on credit facility and term note	(1,246,302)	(8,947,171)
Payments of financing costs	—	(41,500)
Proceeds from issuance of shares of common stock, net	459,646,314	19,110,532
Distributions paid	(8,066,157)	(7,110,525)
Offering costs	(115,490)	—
Deferred sales commissions	(61,731)	—
Repurchases of common stock	(5,948,128)	(2,186,780)
Distribution to special unitholder	—	(1,124,000)
Net cash provided by financing activities	444,208,506	8,599,449

Net (decrease) increase in cash and cash equivalents	4,271,250	13,289,147
Cash, cash equivalents and restricted cash, beginning of period	4,675,836	4,081,470
Cash, cash equivalents and restricted cash, end of period	$8,947,086	$17,370,617

Reconciliation of cash, cash equivalents and restricted cash per the Consolidated Statements of Assets and Liabilities
Cash and cash equivalents	$8,947,086	$14,073,627
Restricted cash	—	3,296,990
Total cash, cash equivalents and restricted cash	$8,947,086	$17,370,617

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$447,176	$776,284
Shareholder receivable from sale of common stock	$2,581,048	$593,364
Due to advisor for offering costs	$1,399,749	$—
Deferred sales commission payable	$4,094,869	$—
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
March 31, 2021
(unaudited)

Investments in controlled/affiliated Portfolios (f)	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States- Not readily marketable

Battery Storage
Pacifica Portfolio			100% Ownership	$9,140,209	$9,140,209	0.9%
Total Battery Storage - 0.90%				$9,140,209	$9,140,209	0.9%

Biomass
Eagle Valley Biomass Portfolio			100% Ownership	$23,686,352	$23,686,352	2.4%
Total Biomass - 2.4%				$23,686,352	$23,686,352	2.4%

Commercial Solar
GEH Portfolio			100% Ownership or Managing Member, Equity Owner	$148,065,778	$157,551,976	15.8%
Other Commercial Solar (d)			100% Ownership or Managing Member, Equity Owner	44,848,541	49,875,844	5.0%
Sego Lily Portfolio (e)			100% Ownership or Managing Member, Equity Owner	49,933,176	72,818,599	7.3%
Trillium Portfolio (e)			100% Ownership or Managing Member, Equity Owner	180,568,859	220,333,187	22.1%
Total Commercial Solar - 50.2%				$423,416,354	$500,579,606	50.2%

Wind
Greenbacker Wind Holdings II (e)			100% Ownership or Managing Member, Equity Owner	$54,935,583	$66,494,635	6.7%
Greenbacker Wind Portfolio - HoldCo			100% Ownership	77,005,002	78,727,426	7.9%
Other Wind Investments			100% Ownership	9,540,000	8,686,199	0.9%
Total Wind - 15.5%				$141,480,585	$153,908,260	15.5%

Pre-Operational Assets

Citrine Portfolio			100% Ownership	$29,794,816	$30,410,677	3.1%
Total Pre-Operational Assets - 3.1%				$29,794,816	$30,410,677	3.1%

Other Investments
Other Portfolios			(c)	20,123,799	19,750,743	2.0%
Total Other Investments - 2.0%				$20,123,799	$19,750,743	2.0%

Energy Efficiency in the United States
Other Energy Efficiency Portfolios			(b)	$707,891	$701,336	0.1%
Total Energy Efficiency - 0.1%				$707,891	$701,336	0.1%
Total Investments in controlled/affiliated Portfolios				$648,350,006	$738,177,183	74.2%

Investments in non-controlled/non-affiliated Portfolios
Secured Loans - Not readily marketable
Encore Loan	10.00%	9/30/2021	$9,307,725	$9,307,725	$9,307,725	0.9%
Hudson Loan	8.00%	11/30/2021	7,366,796	7,366,796	7,366,796	0.7%
Hudson II Loan	8.00%	11/30/2021	5,269,267	5,269,267	5,269,267	0.5%
New Market Loan	9.00%	12/31/2021	5,007,350	5,007,350	5,007,350	0.5%
Shepherd's Run Loan	8.00%	9/30/2022	6,322,590	6,322,590	6,322,590	0.6%
SE Solar Loan	9.00%	12/31/2021	5,005,244	5,005,244	5,005,244	0.5%
TUUSSO Loan	8.00%	7/31/2021	7,895,946	7,895,946	7,895,946	0.8%
Total Secured Loans - Not readily marketable - 4.5%				$46,174,918	$46,174,918	4.5%
Total Investments in controlled/affiliated Portfolios				$46,174,918	$46,174,918	4.5%

Investments in Money Market Funds
Fidelity Government Portfolio - Class I			$78,878,486	$78,878,486	$78,878,486	7.9%
First American Government Obligations Fund - Class Z			78,878,486	78,878,486	78,878,486	7.9%
Invesco Government & Agency Portfolio - Institutional Class			7	7	7	0.0%
JPMorgan US Government Money Market Fund - Class L			78,828,486	78,828,486	78,828,486	7.9%

Wells Fargo Treasury Plus Money Market Fund - Institutional Class	78,828,486	78,828,486	78,828,486	7.9%
Total Investments in Money Market Funds - 31.6%		315,413,951	315,413,951	31.6%

TOTAL INVESTMENTS: 110.3%		$1,009,938,875	$1,099,766,052	110.3%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: (10.3)%			(104,904,897)	(10.3)%
TOTAL NET ASSETS: 100%			$994,861,155	100.0%
(a)Percentages are based on net assets of $994,861,155 as of March 31, 2021.
(b)Includes capital leases and secured loans.
(c)Includes pre-acquisition and due diligence expenses.
(d)Includes the Canadian Northern Lights assets, which are located outside of the United States of America and are a Capital Stock investment.
(e)Includes assets that have not reached COD that are being recognized at their fair market value.
(f)Refer to Note 3. Investments for discussion on the consolidation of certain underlying portfolios within this Consolidated Schedules of Investments.
Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	$2,962,222	$(8,321)	$—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	16,749,471	(912,708)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	25,153,464	(2,117,499)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	3,648,413	(390,495)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.668%	Monthly	12/31/2034	33,939,058	(2,648,910)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.642%	Monthly	6/30/2040	6,446,570	66,051	—
							$(6,011,882)	$—
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
December 31, 2020

Investments in controlled/affiliated portfolios (e)	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets(a)
Limited Liability Company Member Interests in the United States- Not readily marketable
Battery Storage
Pacifica Portfolio			100% Ownership	$8,839,235	$8,839,235	1.6%
Total Battery Storage - 1.6%				$8,839,235	$8,839,235	1.6%

Biomass
Eagle Valley Biomass Portfolio			100% Ownership	$23,236,352	$23,236,352	4.2%
Total Biomass - 4.2%				$23,236,352	$23,236,352	4.2%

Commercial Solar
GEH Portfolio			100% Ownership or Managing Member, Equity Owner	$114,253,479	$124,637,707	22.4%
Magnolia Sun Portfolio			100% Ownership or Managing Member, Equity Owner	33,008,559	36,904,011	6.6%
Other Commercial Solar (c)			100% Ownership or Managing Member, Equity Owner	44,410,568	47,500,424	8.5%
Trillium Portfolio (d)			Managing Member, Majority Equity Owner	83,219,738	105,913,033	19.1%
Total Commercial Solar - 56.6%				$274,892,344	$314,955,175	56.6%

Wind
Greenbacker Wind Holdings II			100% Ownership or Managing Member, Equity Owner	$33,834,320	$35,839,967	6.5%
Greenbacker Wind Portfolio - HoldCo			100% Ownership	73,244,891	75,013,771	13.5%
Other Wind Investments			100% Ownership or Managing member, Majority Equity Owner	19,986,133	20,356,806	3.7%
Total Wind - 23.7%				$127,065,344	$131,210,544	23.7%

Pre-Operational Assets
Citrine Portfolio			100% Ownership	$23,523,051	$23,314,570	4.2%

Greenbacker Wind Portfolio- Maine			100% Ownership	12,704,196	23,758,084	4.3%
Sego Lily Portfolio			100% Ownership	29,178,404	62,135,652	11.2%
Total Pre-Operational Assets - 19.7%				$65,405,651	$109,208,306	19.7%

Other Investments
Other Portfolios			(b)	$23,669,446	$23,291,114	4.2%
Total Other Investments - 4.2%				$23,669,446	$23,291,114	4.2%

Energy Efficiency in the United States
Other Energy Efficiency Portfolios			(f)	$738,348	$741,581	0.2%
Total Energy Efficiency - 0.2%				$738,348	$741,581	0.2%
Total Investments in controlled/affiliated Portfolios				$523,846,720	$611,482,307	110.2%

Investments in non-controlled/non-affiliated portfolios
Secured Loans - Not readily marketable
Encore Loan	10.00%	2/28/2021	$10,606,725	$10,606,725	$10,606,725	1.9%
Hudson Loan	8.00%	3/31/2020	6,021,402	6,021,402	6,021,402	1.1%
Hudson II Loan	8.00%	3/31/2021	3,923,873	3,923,873	3,923,873	0.7%
New Market Loan	9.00%	4/30/2021	5,007,350	5,007,350	5,007,350	0.9%
SE Solar Loan	9.00%	2/21/2020	5,005,244	5,005,244	5,005,244	0.9%
TUUSSO Loan	8.00%	4/30/2021	6,763,096	6,763,096	6,763,096	1.2%
Total Secured Loans - Not readily marketable - 6.7%				$37,327,690	$37,327,690	6.7%
Total Investments in non-controlled/non-affiliated portfolios				$37,327,690	37,327,690	6.7%

Investments in Money Market Funds
Fidelity Government Portfolio - Class I			$10,100,000	$10,100,000	10,100,000	1.8%
First American Government Obligations Fund - Class Z			1,072,720	$1,072,720	1,072,720	0.2%
Invesco Government & Agency Portfolio - Institutional Class			7	$7	7	—%
Total Investments in Money Market Funds - 2.0%				$11,172,727	11,172,727	2.0%

TOTAL INVESTMENTS: 118.9%	$572,347,137	$659,982,724	118.9%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: (18.9)%		(104,430,865)	(18.9)%
TOTAL NET ASSETS: 100.0%		$555,551,859	100.0%
(a)Percentages are based on net assets of $555,551,859 as of December 31, 2020.
(b)Includes pre-acquisition and due diligence expenses.
(c)Includes the Canadian Northern Lights assets, which are located outside of the United States of America and are a Capital Stock investment.
(d)Includes assets that have not reached COD that are being recognized at their fair market value.
(e)Refer to Note 3. Investments for discussion on the consolidation of certain underlying portfolios within the Consolidated Schedules of Investments.
(f)Includes capital leases and secured loans.
Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	$3,033,889	$(15,502)	$—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	17,197,263	(1,588,956)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	25,672,154	(3,388,560)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	3,707,924	(614,732)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.668%	Monthly	12/31/2034	34,695,980	(4,143,159)	—
							$(9,750,909)	$—
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (unaudited)
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
GREC is a Maryland corporation formed in November 2011, and the LLC currently holds all the outstanding shares of capital stock of GREC. GREC Entity HoldCo LLC (“GREC HoldCo”), a wholly owned subsidiary of GREC, was formed in Delaware in June 2016. GREC Administration LLC and Danforth Shared Services LLC, both wholly-owned subsidiaries of GREC, were formed in Delaware in January 2020 and May 2019, respectively. The use of “we,” “us,” “our” and the “company” refer, collectively, to the LLC, GREC, GREC HoldCo, GREC Administration LLC and Danforth Shared Services LLC. We are externally managed and advised by our Advisor, Greenbacker Capital Management LLC (the “Advisor” or “GCM”), a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year-end is December 31.
Pursuant to an initial Registration Statement filed in December 2011 (File No. 333-178786-01) and a second Registration Statement filed in February 2017 (File No. 333-211571), the company offered up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the company’s Distribution Reinvestment Plan (the “DRP”). Pursuant to the company's DRP, a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. As of March 29, 2019, the company terminated its public offering of the shares as well as its privately offered Class P-A shares, which was subsequently reinstated as of October 18, 2020. While the company publicly offered three classes of shares: Classes A, C and I, currently the company is privately offering Classes P-A, P-I, P-D, P-T and P-S shares on a continuous basis. The publicly offered share classes had different selling commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C shares. Following the termination of the company’s public offering of shares, the DRP continues to be available to existing investors who purchased shares as offered under the public offering.
As of June 4, 2019, pursuant to our Registration Statement on Form S-3D (File No. 333-231960), we offered a maximum of $10,000,000 in shares to our existing shareholders pursuant to the DRP. As of November 30, 2020, pursuant to our Registration Statement on Form S-3D (File No. 333-251021), the company is offering up to an additional $20,000,000 in Class A, C and I shares to our existing shareholders pursuant to the DRP. As of February 1, 2021, the DRP was amended to include all of the company's privately offered share classes, and thus is available to all investors as is the company's Share Repurchase Program.
As of March 31, 2021, the company has made solar, wind, biomass, battery storage, and energy efficiency investments in 12 portfolios domiciled in the United States and in Canada, as well as seven secured loan investments in the United States (See Note 3). As of December 31, 2020, the company had made solar, wind, biomass, battery storage, and energy efficiency investments in 14 portfolios domiciled in the United States and in Canada, as well as six secured loan investments in the United States. Refer to Note 3. Investments for discussion on the consolidation of certain underlying portfolios within the Consolidated Schedules of Investments.
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
The financial information associated with the March 31, 2021 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations necessary for a fair presentation in accordance with GAAP.
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
As of March 31, 2021, the company had $8,947,086 in cash presented on the Consolidated Statements of Assets and Liabilities.
Restricted Cash
Restricted cash consists of cash accounts or letters of credit that are restricted for use on specific investments. As of March 31, 2021, the company did not have any restricted cash accounts.
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
The company considers investments in money market funds to be short-term investments. Short-term investments are stated at cost, which approximates fair value.
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
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common members per share and net investment income per share for the three months ended March 31, 2021 and March 31, 2020.

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Basic and diluted
Net investment income	$1,010,087	$4,805,340
Net increase in net assets attributed to common members	$3,725,682	$7,944,329
Net investment income per share	$0.01	0.10
Net increase in net assets attributed to common members per share	$0.04	$0.16
Weighted average common shares outstanding	85,937,169	48,991,682
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

Distribution Policy
Distributions to members, if any, will be authorized and declared by our Board of Directors quarterly in advance and paid monthly. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our Board of Directors. Distributions will be made on all classes of shares at the same time. The cash distributions with respect to the Class C, P-S and P-T shares will be lower than the cash distributions with respect to the company’s other share classes because of the distribution fee associated with the Class C, P-S and P-T shares, which is allocated specifically to these classes' net assets. Amounts distributed to each class are allocated amongst the holders of the shares in such class in proportion to their shares. Distributions declared by our Board of Directors are recognized as distribution liabilities on the ex-dividend date.
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
Offering costs incurred by our Advisor in conjunction with the offering of shares of Class P-A, P-S, P-T and P-D under our current private placement memorandum are subject to the reimbursement by the company up to 0.50% (50 basis points) of gross offering proceeds.
The costs incurred by our Advisor and/or dealer manager are recognized as a liability of the company to the extent that the company is obligated to reimburse our Advisor and/or dealer manager. When recognized by the company, organizational costs are expensed and offering costs, excluding selling commissions and dealer manager fees, are recognized as a reduction of the proceeds from the offering. As of March 31, 2021, $115,490 was reimbursed to the Advisor for O&O costs and $1,399,749 is a current payable, shown as Due to Advisor on the Consolidated Statements of Assets and Liabilities.
Financing Costs
Financing costs incurred by the company for the issuance of debt liabilities are deferred and amortized using the straight-line method over the life of the debt liability. Financing costs related to debt liabilities incurred by the company are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the carrying amount of that debt liability.
Return of Capital Receivable
For operational assets, if the project company has inadequate cash to fund day-to-day expenses, the company will loan funds to that project company through an equity investment. Once the project company has adequate cash, they will repay the loan by sending a return of capital distribution. As of March 31, 2021, and December 31, 2020, a return of capital receivable amounts of $439,815 and $2,159,762, respectively was recorded on the Consolidated Statements of Assets and Liabilities.
Capital Gains Incentive Allocation and Distribution
Pursuant to the terms of the LLC’s third amended and restated limited liability company agreement, a capital gains incentive allocation was earned by GREC Advisors, LLC (the “Special Unitholder”), an affiliate of our Advisor, on realized gains (net of realized and unrealized losses) since inception from the sale of investments from the company’s portfolio during operations prior to a liquidation of the company. While the terms of the LLC’s amended and restated limited liability company agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive allocation, the company included unrealized gains in the calculation of the capital gains incentive distribution. This amount reflected the incentive distribution that would be payable if the company’s entire portfolio was liquidated at its fair value as of the Consolidated Statements of Assets and Liabilities date, even though the Special Unitholder is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are realized. Thus, on each date that net asset value was calculated, the company calculated for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period and reflected as an allocation of equity between common members and the Special Unitholder. The capital gains incentive allocation was eliminated with the adoption of the fourth amended and restated limited liability company agreement in August 2020.

Performance Participation Fee
Under the LLC's fourth amended and restated limited liability company agreement entered into in August 2020, the incentive fee payable by the company was simplified to be structured with two components: the performance participation fee and the liquidation performance participation fee. The performance participation fee is based on the company's total return amount during the relevant calculation period. The calculation of the performance participation fee is further detailed in Note 5. Related Party Agreements and Transaction Agreements. The performance participation fee is accounted for and classified as an operating expense and reflected as the performance participation fee on the Consolidated Statements of Operations. Under the new agreement, a performance participation fee payable of nil and $3,540,052 was recorded as of March 31, 2021 and December 31, 2020, respectively, in the Consolidated Statements of Assets and Liabilities. The performance participation fee recorded on the Consolidated Statements of Operations for the quarter ended March 31, 2021 and for the year ended December 31, 2020 is nil and $4,571,927, respectively.
Deferred Sales Commissions
The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker-dealers in the future in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of the Class C shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of 1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; 2) the date which approximates an expected liquidity event for the company; or 3) the expected holding period of the investment. The costs expected to be incurred at the time of the sale of the Class P-T and Class P-S shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of 1) the date which approximates an expected liquidity event for the company; or 2) the expected holding period of the investment. The estimated amount of the liability can be updated as management's assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained. As of March 31, 2021, and December 31, 2020, the company recorded a liability for deferred sales commissions in the amount of $4,094,869 and $131,875, respectively.
Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no impact on prior periods’ results. Refer to Note 3. Investments for discussion on the consolidation of certain underlying portfolios within the Consolidated Schedules of Investments.
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
The fair value of interest rate swap contracts open as of March 31, 2021 is included on the Consolidated Schedule of Investments by contract. For the three months ended March 31, 2021, the company’s average monthly notional exposure to interest rate swap contracts was $85,225,339.
Consolidated Statements of Assets and Liabilities – Fair Values of Derivatives at March 31, 2021

	Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$6,011,882
		$6,011,882

Consolidated Statements of Assets and Liabilities – Fair Value of Derivatives at December 31, 2020

	Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$9,750,909
		$9,750,909
The effect of derivative instruments on the Consolidated Statements of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the three months ended March 31, 2021	Change in net unrealized depreciation on derivative transactions for the three months ended March 31, 2020
Swaps
Interest Rate Risk	$3,739,027	$(6,317,448)
	$3,739,027	$(6,317,448)

Risk Exposure	Other expenses for the three months ended March 31, 2021	Other expenses for the three months ended March 31, 2020
Swaps
Interest Rate Risk	$493,816	$199,247
	$493,816	$199,247
By using derivative instruments, the company is exposed to the counterparty’s credit risk — the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Consolidated Statements of Assets and Liabilities. As appropriate, the company minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements.
Regarding our investment in the Canadian Northern Lights assets included in the Other Commercial Solar Portfolio, we have foreign currency risk related to our revenue and operating expenses, which are denominated in Canadian Dollars as opposed to U.S. Dollars.
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

The LLC plans to conduct substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to U.S. federal, state, and local income taxes. Accordingly, most of its operations will be subject to U.S. federal, state, and local income taxes. As of March 31, 2021, including territories and provinces, the portfolio resides in 29 jurisdictions.
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
The company follows the authoritative guidance on accounting for uncertainty in income taxes and has concluded it has no material uncertain tax positions to be recognized at this time.
The company assessed its tax positions for all open tax years as of March 31, 2021 for all U.S. federal and state tax jurisdictions for the years 2014 through 2020. The results of this assessment are included in the company’s tax provision and deferred tax assets as of March 31, 2021.
Revisions to Prior Period Financial Statements
As discussed further in the notes to our financial statements contained in our Annual Report on Form 10-K for the year-ended December 31, 2020 and Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, we identified errors related to deferred tax assets included in our consolidated financial statements for the quarterly period ended September 30, 2016 and each subsequent quarterly and annual period through the quarterly period ending June 30, 2020. We concluded that our previously issued consolidated financial statements were not materially misstated as a result of these errors, but the correction was material to the Consolidated Statement of Operations. We revised our previously reported quarterly and annual consolidated financial statements to correct for these errors in the periods in which they occurred.
Note 3. Investments
During the three months ended March 31, 2021, the company modified the presentation of the Consolidated Schedule of Investments to consolidate certain underlying portfolios. Certain portfolios that had been separately presented on the Consolidated Schedule of Investments have been aggregated with other portfolios in the same industry to be presented in a consolidated manner on the Consolidated Schedule of Investments. These consolidation efforts have no impact on the underlying portfolios or their individual cost or fair values but rather represent the aggregation of several similar investments. Certain portfolios, including those determined to be individually significant, remain presented separately. Management believes that the consolidation of our portfolios results in a presentation that more accurately reflects the way in which we view our overall portfolio of investments and will enhance the information reported to the users of our financial statements.
Management has recast the Schedule of Investments as of December 31, 2020 to conform with current year presentation based upon the methodology as outlined above.
The composition of the company’s investments as of March 31, 2021 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$168,750,146	$184,863,047	16.8%
Mid-West Region	139,735,201	153,247,295	13.9
Mountain Region	182,227,199	221,026,921	20.0
South Region	89,694,997	92,776,886	8.4
West Region	112,514,245	130,709,472	11.9
Total United States	$692,921,788	$782,623,621	71.0%
Canada:	1,603,136	1,728,480	0.2
Money Market Funds:	315,413,951	315,413,951	28.8
Total	$1,009,938,875	$1,099,766,052	100.0%
The composition of the company’s investments as of December 31, 2020 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$148,159,362	$168,616,615	25.5%
Mid-West Region	120,709,771	127,384,880	19.3
Mountain Region	113,435,944	153,512,583	23.3
South Region	83,302,384	85,763,612	13.0
West Region	93,963,813	111,842,679	16.9
Total United States	$559,571,274	$647,120,369	98.0%
Canada:	1,603,136	1,689,628	0.3
Money Market Funds:	11,172,727	11,172,727	1.7
Total	$572,347,137	$659,982,724	100.0%
The composition of the company’s investments as of March 31, 2021 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage	$9,140,209	$9,140,209	0.8%
Biomass	23,686,352	23,686,352	2.1
Commercial Solar*	469,591,272	546,754,524	49.6
Wind	141,480,585	153,908,260	14.0
Pre-Operational Assets	29,794,816	30,410,677	2.8
Other Investments	20,123,799	19,750,743	1.8
Energy Efficiency	707,891	701,336	0.1
Money Market Funds	315,413,951	315,413,951	28.8
Total	$1,009,938,875	$1,099,766,052	100.0%
*Includes loans in the amount of $46,174,918.
The composition of the company’s investments as of December 31, 2020 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass	$23,236,352	$23,236,352	3.5%
Commercial Solar*	312,220,034	352,282,865	53.5
Battery Storage	8,839,235	8,839,235	1.3
Wind	127,065,344	131,210,544	19.9
Pre-Operational Assets	65,405,651	109,208,306	16.5
Other Investments	23,669,446	23,291,114	3.5
Energy Efficiency	738,348	741,581	0.1
Money Market Funds	11,172,727	11,172,727	1.7
Total	$572,347,137	$659,982,724	100.0%
*Includes loans in the amount of $37,327,690.
Investments held as of March 31, 2021 and December 31, 2020 are considered Control Investments, which are defined as investments in companies in which the company owns 25% or more of the voting securities of such company, have greater than 50% representation on such company’s Board of Directors, or are investments in limited liability companies for which the company serves as managing member.
Note 4. Fair Value Measurements - Investments
The following table presents fair value measurements of investments, by major class, as of March 31, 2021, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$736,059,063	$736,059,063
Capital Stock	—	—	1,728,480	1,728,480
Energy Efficiency Secured Loans	—	—	389,640	389,640
Secured Loans - Other	—	—	46,174,918	46,174,918
Money Market Funds	315,413,951	—	—	315,413,951
Total	$315,413,951	$—	$784,352,101	$1,099,766,052
Other Financial Instruments*
Open swap contracts - liabilities	$—	$(6,011,882)	$—	$(6,011,882)
Total	$—	$(6,011,882)	$—	$(6,011,882)
*    Other financial instruments are derivatives, such as futures, forwards, and swaps.  These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.
The following table presents fair value measurements of investments, by major class, as of December 31, 2020, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$609,394,039	$609,394,039
Capital Stock	—	—	1,689,628	1,689,628
Energy Efficiency Secured Loans	—	—	398,640	398,640
Secured Loans - Other	—	—	37,327,690	37,327,690
Money Market Funds	11,172,727	—	—	11,172,727
Total	$11,172,727	$—	$648,809,997	$659,982,724
Other Financial Instruments*
Open swap contracts - liabilities	$—	$(9,750,909)	$—	$(9,750,909)
Total	$—	$(9,750,909)	$—	$(9,750,909)
*    Other financial instruments are derivatives, such as futures, forward currency contracts and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2021:

	Balance as of December 31, 2020	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and Repayments of investments(2)	Net realized (loss) on investments	Balance as of March 31, 2021
Limited Liability Company Member Interests	$609,394,039	$2,152,738	$—	$159,657,286	$(35,051,394)	$(21,457)	$(72,149)	$736,059,063
Capital Stock	1,689,628	18,710	20,142	—	—	—	—	1,728,480
Energy Efficiency - Secured Loans	398,640	—	—	—	—	(9,000)	—	389,640
Secured Loans - Other	37,327,690	—	—	10,156,146	—	(1,308,918)	—	46,174,918
Total	$648,809,997	$2,171,448	$20,142	$169,813,432	$(35,051,394)	$(1,339,375)	$(72,149)	$784,352,101
(1)Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.

(2)Includes principal repayments on loans.
The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation on investments and foreign currency translation for the three months ended March 31, 2021 attributable to Level 3 investments still held at March 31, 2021 was $2,191,590. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the three months ended March 31, 2021.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2020:

	Balance as of December 31, 2019	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and Repayments of investments(2)	Net realized gain on investments	Balance as of March 31, 2020
Limited Liability Company Member Interests	$449,981,086	$12,102,469	$—	$82,694,239	$(37,182,463)	$(53,843,615)	$6,402,927	$460,154,643
Capital Stock	1,611,955	(2,034)	(52,248)	—	—	—	—	1,557,673
Energy Efficiency - Secured Loans	479,140	—	—	—	—	(25,500)	—	453,640
Secured Loans - Other	23,103,690	—	—	5,605,821	—	—	—	28,709,511
Total	$475,175,871	$12,100,435	$(52,248)	$88,300,060	$(37,182,463)	$(53,869,115)	$6,402,927	$490,875,467
(1)Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)Includes principal repayments on loans.
The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) on investments and foreign currency translation for the three months ended March 31, 2020 attributable to Level 3 investments and foreign currency translation still held at March 31, 2020 was $21,709,268. There were no reclassifications attributable to Level 3 investments during the three months ended March 31, 2020.
As of March 31, 2021, most of the company investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of March 31, 2021:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs (weighted average)
Battery Storage	$9,140,209	Transaction Cost	Not Applicable	Not Applicable
Biomass	$23,686,352	Transaction Cost	Not Applicable	Not Applicable
Commercial Solar*	$500,579,606	Income Approach	Discount rate, kWh Production, potential leverage and estimated remaining useful life	3.50%-8.19% (7.73%) 0.47% annual degradation in production, 8.2- 39.8 (33.4) years
Wind	$153,908,260	Income Approach and Transaction Cost	Discount rate, kWh Production, potential leverage and estimated remaining useful life	8.00%-8.02% (8.00%) no annual degradation in production, 19.5- 28.8 (22.8) years
Pre-Operational Assets	$30,410,677	Income Approach and Transaction Cost	Discount rate, kWh Production, potential leverage and estimated remaining useful life	7.79%-8.50% (8.13%) 0.37% annual degradation in production, 30.5-35.8 (34.2) years
Other Investments	$19,750,743	Transaction Cost	Not Applicable	Not Applicable
Energy Efficiency	$701,336	Income and Collateral-Based Approach	Market yields and value of collateral	10.25% No annual degradation in production 3.9-4.8 (4.3) years
Secured Loans	$46,174,918	Yield Analysis	Market yields	8.00%-10.00% (8.62%)
*Includes assets that have not reached COD that are being recognized using the income approach to fair market value.

As of December 31, 2020, all of the company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the company’s investments as of December 31, 2020:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs (weighted average)
Battery Storage	$8,839,235	Transaction Cost	Not Applicable	Not Applicable
Biomass	$23,236,352	Transaction Cost	Not Applicable	Not Applicable
Commercial Solar*	$314,955,175	Income Approach	Discount rate, kWh Production, potential leverage and estimated remaining useful life	7.25%-8.36% (7.84%) 0.50% annual degradation in production 8.5-40.0 (33.0) years
Wind	$131,210,544	Income Approach and Transaction Cost	Discount rate, kWh Production, potential leverage and estimated remaining useful life	7.75%-8.52% (8.25%) No annual degradation in production 19.7-29.0 (23.1) years
Pre-Operational Assets	$109,208,306	Income Approach and Transaction Cost	Discount rate, kWh Production, potential leverage and estimated remaining useful life	7.86%-9.25% (8.75%) 0.00%-0.50% (0.35%) annual degradation in production 30.7-36.0 (34.8) years
Other Investments	$23,291,114	Transaction Cost	Not Applicable	Not Applicable
Energy Efficiency	$741,581	Income and Collateral-Based Approach	Income-Based Approach and Market yields	10.25% No annual degradation in production 4.2-5.0 (4.6) years
Secured Loans	$37,327,690	Yield Analysis	Market yields	8.00%-10.00% (8.84%)
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
Note 5. Related Party Agreements and Transaction Agreements
The company has executed advisory and administration agreements with the Advisor and Greenbacker Administration, LLC, our administrator, respectively, which entitles the advisor, and certain affiliates of the advisor, to specified fees upon the provision of certain services with regard to the ongoing management of the company as well as reimbursement of O&O costs incurred by the advisor on behalf of the company (as discussed in Note 2) and certain other operating costs incurred by the advisor on behalf of the company. As the company’s previous public offering was terminated on March 29, 2019, the former dealer manager will no longer receive any selling commissions or dealer manager fees. However, the former dealer manager will continue to receive distribution fess on Class C shares until the maximum amount of commissions and dealer manager fees permitted by applicable regulation is reached.
The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our Advisor and “special unit”, refers to the special unit of limited liability company interest in GREC. This entitles the Special Unitholder to an incentive allocation and distribution.
The commissions, fees and reimbursement obligations related to our terminated continuous public offering and ongoing private placement included Selling Commissions, Dealer Manager fees and Distribution fees payable to the former dealer manager for Class A, Class C, Class P-A and Class I shares ranging from 1.75% to 7% of gross offering proceeds from the sale of such shares. With respect to Class C shares only, the company pays the former dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The company will stop paying distribution fees at the earlier of 1) a listing of the Class C shares on a national securities exchange; 2) total underwriting compensation in the offering equals 10% of the gross proceeds from the primary offering of Class C shares, following the completion of such offering; or 3) Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker-dealers. The company estimated the amount of distribution fees expected to be paid and recorded that liability at the time of sale. The liability is included in Deferred Sales Commission Payable on the Consolidated Statements of Assets and Liabilities and fees recorded in accumulated deficit (specific to the Class C Shares) on the Consolidated Statements of Assets and Liabilities. The company continues to assess the value of the liability on a regular basis.
The company also reimbursed the advisor for the O&O costs (other than selling commissions and dealer manager fees) it had incurred on the company's behalf related to the now terminated Registration Statements, only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the company to exceed 15.0% of the gross offering proceeds as the amount of proceeds increases. During the initial and secondary offerings approximately 3.8%, or $9.8 million, was charged against gross offering proceeds for O&O costs.
Offering costs incurred by our Advisor in conjunction with the offering of shares of Class P-A, P-S, P-T and P-D under our current private placement memorandum are subject to the reimbursement by the company up to 0.50% (50 basis points) of gross offering proceeds.
The fees and reimbursement obligations related to our ongoing operation of the company are as follows:

Type of Compensation and Recipient	Determination of Amount
Base Management Fees — Advisor
The base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed up to $50,000,000) until gross assets exceed $800,000,000. The base management fee monthly rate will decrease to 0.14583% (1.75% annually) for gross assets between $800,000,001 to $1,500,000,000 and 0.125% (1.50% annually) for gross assets greater than $1,500,000,000. For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears, or more frequently as authorized under the advisory agreement. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately prorated. The base management fee may be deferred or waived, in whole or in part, at the election of the advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the advisor shall determine in its sole discretion.

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

Performance Participation Fees (effective April 1, 2020 and thereafter)
Under the company's Fourth Amended and Restated LLC Agreement (the "Operating Agreement") dated November 17, 2020, the performance participation which the Special Unitholder is entitled to is calculated and payable in arrears, for an amount equal to 12.5% of the total return generated by the company during the most recently completed fiscal quarter, subject to a hurdle amount of 1.50% (or 6% annualized), a loss carryforward and a fee carryforward amount. The Total Return Amount is defined for each quarterly calculation period, as an amount equal to the sum of:

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

The liquidation performance participation fee payable to the Special Unitholder will equal 20.0% of the net proceeds from a liquidation of the company in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital shall mean the company NAV immediately prior to the time of a liquidation or a listing. In the event of any liquidity event that involves a listing of the company's shares, or a transaction in which the company's members receive shares of a company that is listed, on a national securities exchange, the liquidation performance participation fee will equal 20.0% of the amount, if any, by which the company's listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing (the "listing premium"). Any such listing premium and related liquidation performance participation fee will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.

The amendments to the incentive fee structure pursuant to the Operating Agreement was applied retroactively as of April 1, 2020 and for all periods thereafter.

For the three months ended March 31, 2021 and March 31, 2020, the Advisor earned $4,075,503 and $2,399,753, respectively, in management fees. As of March 31, 2021 and December 31, 2020, the company owed $1,748,112 and $1,055,600, respectively, to the Advisor in management fees, which amounts are included in management fee payable on the Consolidated Statements of Assets and Liabilities.
The Consolidated Statements of Operations reflect no performance participation fee for the three months ended March 31, 2021. There was no capital gains incentive distribution for the three months ended March 31, 2021 as this no longer exists under the new performance participation fees methodology as discussed above. For the three months ended March 31, 2020, there was a capital gains incentive distribution of $1,124,000.
As of March 31, 2021, and December 31, 2020, $1,399,749 and $1,751 were due to the Advisor for O&O costs related to the private continuous offering, and shown as due to Advisor on the Consolidated Statements of Assets and Liabilities.
As of March 31, 2021, the Advisor owned 23,601 Class A shares and 2,776 Class P-D shares. As of December 31, 2020, the Advisor owned 23,601 Class A shares.
The company entered into secured loans to finance the purchase and installation of energy-efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own an indirect, non-controlling ownership interest in the company’s advisor. The loans outstanding between the AEC Companies and the company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. These investments have a cost of $389,640 and a fair value of $389,640, and are included in Other Energy Efficiency Portfolios in the Consolidated Schedules of Investments as of March 31, 2021. As of March 31, 2021, all loans and operating leases are considered current per their terms.
On October 9, 2020, the company made a $5,000,000 limited partner ("LP") commitment to Greenbacker Development Opportunities Fund I, LP ("GDEV"), which was increased to $6,075,000 in the fourth quarter of 2020. As the initial investor, the company was awarded a 10% carried interest participation in Greenbacker Development Opportunities GP I, LLC, GDEV's general partner. GDEV is an affiliate of GREC as GDEV shares the same advisor as GREC. As of March 31, 2021, $5,614,619 of the commitment was funded. This investment's cost of $5,614,619 and fair value of $5,607,040, is included in Other Portfolios in the Consolidated Schedules of Investments. In April 2021, the commitment to GDEV increased to $7,500,000.
On December 22, 2020 the company, through its wholly owned subsidiary, Citrine Solar LLC, entered into a third transaction with Greenbacker Renewable Opportunity Zone Fund LLC ("GROZ") to sell Gliden Solar, LLC. The asset was sold for a purchase price of $12,752,215 based upon the fair value of the investment as determined by an independent third-party appraiser. The transaction resulted in a realized gain of $1,608,644 recorded in the Consolidated Statements of Operations as of December 31, 2020. As of March 31, 2021, the remaining balance of $4,258,243 is included in the Investment Sales Receivable in the Consolidated Statements of Assets and Liabilities. The proceeds related to the Investment Sales Receivable amount of $4,258,243 presented on the Consolidated Statements of Assets and Liabilities as of March 31, 2021 were subsequently collected by April 30, 2021.
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
On June 20, 2019, the company, through GREC HoldCo, entered into an Amended and Restated Credit Agreement with the lenders party thereto and Fifth Third Bank, as administrative agent, sole lead arranger, sole lead bookrunner and swap counterparty. The new credit facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $58.3 million was drawn down at closing. In November 2020, the company, through GREC HoldCo, entered into the Second Amended and Restated Credit Agreement, which amends the New Credit Facility to make available a non-revolving line of credit facility that will convert into a term loan facility and a letter of credit facility. The commitments of the lenders aggregate to $97,822,841 between existing term loans, future committed loans and letters of credit, of which approximately $90.7 million was drawn at closing. The New Credit Facility allows for additional drawdowns through November 25, 2021, at which point the outstanding loans shall convert to an additional term loan that matures on June 20, 2025.
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
Borrowings under the New Credit Facility are back-leveraged and secured by all the assets of GREC HoldCo and the equity interests of each direct and indirect subsidiary of the company. The company, GREC and each direct and indirect subsidiary of the company are guarantors of the company’s obligations under the New Credit Facility. GREC has pledged all the equity interests of the GREC HoldCo as collateral for the New Credit Facility.
Regarding the Credit Facility, the company has entered into six separate interest rate swap agreements. The first swap, effective July 29, 2016, had an initial notional amount of $4,300,000 to swap the floating-rate interest payments on the original facility 1 term loan for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap, with a trade date of June 15, 2017, an effective date of June 30, 2018 and an initial notional amount of $20,900,650, was used to swap the floating rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.26%. The third swap, with a trade date of January 11, 2018, an effective date of December 31, 2018 and an initial notional amount of $29,624,945 was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The fourth swap, with a trade date of February 7, 2018, an effective date of December 31, 2018 and an initial notional amount of $4,180,063, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fifth swap, with a trade date of January 2, 2019, an effective date of September 30, 2019 and an initial notional amount of $38,203,507, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%. The sixth swap, with a trade date of February 19, 2021, an effective date of February 26, 2021 and an initial notional amount of $7,068,965, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 1.64%.
If an event of default shall occur and be continuing under the New Credit Facility, the commitments under the New Credit Facility may be terminated and the principal amount outstanding under the New Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
On December 6, 2019, the company entered into a $15,000,000 revolving letter of credit facility agreement (“LC Facility”) with Fifth Third Bank. On January 30, 2020, the amount of $5.6 million was drawn down. On March 18, 2020, a repayment of $1.9 million was made, reducing the outstanding balance of the LC Facility. On June 9, 2020, a repayment of the remaining outstanding balance occurred. In October 2020, the LC Facility agreement was amended to increase the aggregate principal amount to $22,500,000. On April 1, 2021, the LC Facility agreement was amended to maintain cash collateral in an amount equal to 100% of the outstanding obligation. The LC Facility matures on June 6, 2021, at which time any outstanding letters of credit will be due.
The company’s outstanding debt as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021					December 31, 2020
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
New Credit Facility	$97,822,841	$88,899,198	$88,899,198	$3,488,512	$85,410,686	$97,822,841	$90,145,500	$90,145,500	$3,643,846	$86,501,654
LC Facility	$22,500,000	$—	$—	$—	$—	$22,500,000	$—	$—	$—	$—
Total	$120,322,841	$88,899,198	$88,899,198	$3,488,512	$85,410,686	$120,322,841	$90,145,500	$90,145,500	$3,643,846	$86,501,654
The following table shows the components of interest expense related to the company's borrowings for the three months ended March 31, 2021 and March 31, 2020:

	For the three months Ended March 31, 2021	For the three months Ended March 31, 2020
Credit Facility commitment fee	$130,480	$10,742
Credit Facilityloan interest	436,746	662,444
Amortization of deferred financing costs	155,334	56,530
Total	$722,560	$729,716
Weighted average interest rate on credit facility	2.29%	3.51%
Weighted average outstanding balance of credit facility	$90,145,500	$70,465,335
The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2021	$6,747,689
2022	7,954,526
2023	8,098,085
2024	8,245,188
2025	57,853,710
Thereafter	—
$88,899,198
Note 7. Members’ Equity
General
Pursuant to the terms of the Operating Agreement, the LLC may issue up to 400,000,000 shares, of which 350,000,000 shares are currently designated as Class A, C, I, P-A, P-D, P-S, P-T and P-I shares (collectively, common shares), and 50,000,000 are designated as preferred shares and one special unit. Each class of common shares will have the same voting rights.
Refer to Note 5. Related Party Agreements and Transaction Agreements for the commissions and fees for each common share class in connection with the company’s continuous public offering pursuant to a Registration Statement on Form S-1 (File No. 333-211571), which terminated on March 29, 2019, as well as the private offering of Class P-A.
Class P-A shares were not offered for sale from March 29, 2019 through October 17, 2020, but were reinstated as of October 18, 2020, along with the commencement of three new share classes: P-D, P-T and P-S.

The following table is a summary of the shares issued and repurchased during the period and outstanding as of March 31, 2021:

	Shares Outstanding as of December 31, 2020	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of March 31, 2021
Class A shares	16,844,129	—	101,402	(241,124)	—	16,704,407
Class C shares	2,734,661	—	23,885	(16,331)	—	2,742,215
Class I shares	6,526,001	—	55,684	(43,365)	—	6,538,320
Class P-A shares	55,264	83,621	—	—	—	138,885
Class P-I shares	36,710,292	17,027,155	274	(190,015)	—	53,547,706
Class P-D shares	—	111,048	—	—	—	111,048
Class P-S shares	—	33,396,467	—	—	—	33,396,467
Class P-T shares	—	15,741	—	—	—	15,741
	62,870,347	50,634,032	181,245	(490,835)	—	113,194,789
The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2020:

	Shares Outstanding as of December 31, 2019	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of December 31, 2020
Class A shares	17,210,016	12,964	436,348	(815,199)	—	16,844,129
Class C shares	2,718,475	—	95,536	(66,086)	(13,264)	2,734,661
Class I shares	6,693,658	5,783	242,963	(429,396)	12,993	6,526,001
Class P-A shares	18,109	37,155	—	—	—	55,264
Class P-I shares	21,249,352	16,112,855	(296)	(651,619)	—	36,710,292
	47,889,610	16,168,757	774,551	(1,962,300)	(271)	62,870,347
The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the three months ended March 31, 2021 and March 31, 2020 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Class P-D Shares	Class P-S Shares	Class P-T Shares	Total
For the three months ended March 31, 2021:
Proceeds from Shares Sold	$—	$—	$—	$728,428	$153,217,116	$1,000,000	$300,735,190	$141,750	$455,822,484
Proceeds from Shares Issued through Reinvestment of Distributions	$871,751	$199,310	$478,670	$—	$274	$—	$—	$—	$1,550,005
For the three months ended March 31, 2020:
Proceeds from Shares Sold	$—	$—	$—	$—	$16,695,894	$—	$—	$—	$16,695,894
Proceeds from Shares Issued through Reinvestment of Distributions	$1,007,024	$193,050	$559,012	$—	$—	$—	$—	$—	$1,759,086
As of March 31, 2021, and December 31, 2020, none of the LLC’s preferred shares were issued and outstanding.

The Operating Agreement authorizes the Board of Directors, without approval of any of the members, to increase the number of shares the company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the Board of Directors. The Operating Agreement also authorizes the Board of Directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the Board of Directors. In addition, the company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the company. Refer to Note 5. Related Party Agreements and Transaction Agreements for the terms of the special unit.
Distribution Reinvestment Plan
The company adopted a DRP through which the company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the company rather than receiving the cash distributions. The DRP was amended as of February 1, 2021 to include all share classes. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the company’s prior public and current private offerings. As of November 30, 2020, pursuant to our Registration Statement on Form S-3D (File No. 333-251021), the company is offering up to $20,000,000 in Class A, C and I shares to our existing shareholders pursuant to the DRP. Management plans to increase the size of the offering once the maximum offering amount is reached. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares purchased pursuant to the DRP except for distribution fees on Class C, P-S and P-T shares issued under the DRP. At its discretion, the Board of Directors may amend, suspend or terminate the DRP. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.
As of March 31, 2021, the company issued 2,126,185 Class A shares, 340,412 Class C shares, and 977,092 Class I shares for a total of 3,443,689 shares issued under the DRP. As of December 31, 2020, the company issued 2,024,783 Class A shares, 316,527 Class C shares, and 921,408 Class I shares for a total of 3,262,718 shares issued under the DRP.
Share Repurchase Program
The company offers a share repurchase program ("share repurchase program") pursuant to which quarterly share repurchases will be conducted to allow members to sell shares back to the company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares.
The share repurchase program includes numerous restrictions that will limit a shareholder’s ability to sell shares. At the sole discretion of the Board of Directors, the company may also use cash on hand, cash available from borrowings and cash from liquidation of investments to repurchase shares.
The shareholders' right to purchase is subject to the availability of funds and the other provisions of the share repurchase program. Additionally, a member must hold his or her shares for a minimum of one year before he or she can participate in the share repurchase program, subject to any of the following special circumstances: i) the written request of the estate, heir or beneficiary or a deceased shareholder; ii) a qualifying disability of the shareholder for a non-temporary period of time provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; or iii) a determination of incompetence of the shareholder by a state or federal court located in the United States. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.
Through September 30, 2020, quarterly share repurchases were conducted to allow up to approximately 5% of the weighted average number of outstanding shares in any 12-month period to be repurchased by the company. Effective September 1, 2020, the company, through approval by its Board of Directors, adopted an amended share repurchase program, pursuant to which the company will conduct quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the company. The quarterly share repurchase limits for the company's new share repurchase program are set forth below.

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
Note 8. Distributions
On the last business day of each month, with the authorization of the company’s Board of Directors, the company declares distributions on each outstanding class of shares. These distributions are calculated based on shareholders of record for each day in amounts equal to that exhibited in the table below based upon distribution period and class of share.

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S
1-Nov-17	31-Jan-18	$0.00167	$0.00163	$0.00167	—	$0.00158	—	—	—
1-Feb-18	30-Apr-18	$0.00167	$0.00163	$0.00167	—	$0.00158	—	—	—
1-May-18	31-Jul-18	$0.00167	$0.00163	$0.00167	—	$0.00158	—	—	—
1-Aug-18	31-Oct-18	$0.00167	$0.00163	$0.00167	—	$0.00158	—	—	—
1-Nov-18	31-Jan-19	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	—	—	—
1-Feb-19	30-Apr-19	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	—	—	—
1-May-19	31-Jul-19	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	—	—	—
1-Aug-19	31-Oct-19	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	—	—	—
1-Nov-19	31-Jan-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	—	—	—
1-Feb-20	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	—	—	—
1-May-20	31-Aug-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	—	—	—
1-Sep-20	30-Sep-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	—	—	—
1-Oct-20	31-Oct-20	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	—	—	—
1-Nov-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	—	—	—
1-Dec-20	28-Feb-21	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158
1-Mar-21	31-May-21	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158
The following table reflects the distributions declared during the three months ended March 31, 2021:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2021	$2,555,800	$538,241	$3,094,041
March 4, 2021	3,063,308	487,868	3,551,176
April 1, 2021	4,783,092	523,715	5,306,807
Total	$10,402,200	$1,549,824	$11,952,024

The following table reflects the distributions declared during the three months ended March 31, 2020:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 3, 2020	1,788,542	603,697	2,392,239
March 2, 2020	1,733,243	561,984	2,295,227
April 1, 2020	1,890,493	593,200	2,483,693
Total	$5,412,278	$1,758,881	$7,171,159
All distributions paid for the three months ended March 31, 2021 are expected to be reported as a return of capital to members for tax reporting purposes, and all distributions paid for the three months ended March 31, 2020 were reported as a return of capital to members for tax purposes.
Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Cash from operations	$—	$1,598,905
Offering proceeds	8,066,157	5,511,620
Total Cash Distributions	$8,066,157	$7,110,525
The company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds. Due to the company’s change in investment portfolio composition to include a greater percentage of pre-operational assets, a significant amount of distributions will continue to be funded from offering proceeds.
Note 9. Commitments and Contingencies
Legal Proceedings
The company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of March 31, 2021, management is not aware of any legal proceedings that might have a significant adverse impact on the company.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the operating entities of the company, subsidiary holding companies and various lenders, the operating entities and the subsidiary holding companies have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from August 2021 through September 2049.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts to which twenty-six entities of the company are individually a party, the entities, and indirectly the company, have committed an outstanding balance of approximately $257.6 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2021 into 2022. In addition, pursuant to various membership interest purchase agreements to which the company's operating entities are individually a party, the operating entities, and indirectly the company, have committed an outstanding balance of approximately $315.2 million to membership interest purchase agreements as of

March 31, 2021. The company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.
Unsecured Guarantee of Subsidiary Renewable Energy Credit (“REC”) Forward Contracts
For the majority of the forward REC contracts currently effective as of March 31, 2021 where a subsidiary of the company is the principal, the company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is nil as of March 31, 2021.
Pledge of Parent Company Guarantees
Pursuant to various contracts in which the company has provided a parent company guarantee, excluding those discussed above, the operating entities, and indirectly the company, have committed an additional $111.6 million in unsecured guarantees in the event of a default at the underlying entity, as of March 31, 2021.
See Note 1. Organization and Operations of the Company and Note 5. Related Party Agreements and Transaction Agreements for an additional discussion of the company’s commitments and contingencies.

Note 10. Financial Highlights
The following is a schedule of the financial highlights of the company attributed to each class of shares for the three months ended March 31, 2021.

	For the three months ended March 31, 2021
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Class P-D Shares	Class P-S Share	Class P-T Shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.61	$8.35	$8.61	$8.70	$9.02	$8.96	$8.84	$8.57
Net investment income	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Net realized and unrealized gain/(loss) on investments and swap contracts	0.07	0.07	0.07	0.07	0.07	0.07	0.07	0.07
Change in translation of assets and liabilities denominated in foreign currencies (2)	—	—	—	—	—	—	—	—
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	(0.04)	(0.04)	(0.04)	(0.04)	(0.04)	(0.04)	(0.04)	(0.04)
Net increase in net assets attributed to common stockholders	0.04	0.04	0.04	0.04	0.04	0.04	0.04	0.04
Shareholder distributions:
Distributions from net investment income	—	—	—	—	—	—	—	—
Distributions from offering proceeds	(0.14)	(0.14)	(0.14)	(0.14)	(0.14)	(0.09)	(0.09)	(0.09)
Other(3)	(0.02)	(0.01)	(0.02)	0.04	—	0.01	0.04	0.03
Net decrease in members’ equity attributed to common shares	(0.16)	(0.15)	(0.16)	(0.10)	(0.14)	(0.08)	(0.05)	(0.06)
Net asset value for common shares at end of period	$8.49	$8.24	$8.49	$8.64	$8.92	$8.92	$8.83	$8.55
Common equityholders’ equity at end of period	$141,781,925	$22,597,463	$55,492,784	$1,200,209	$477,780,810	$990,705	$294,882,644	$134,615
Common shares outstanding at end of period	16,704,407	2,742,215	6,538,320	138,885	53,547,706	111,048	33,396,467	15,741

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	0.20%	0.29%	0.22%	0.92%	0.51%	0.17%	0.94%	0.57%
Ratio of net investment income to average net assets	0.56%	0.58%	0.56%	0.43%	0.52%	0.29%	0.53%	0.40%
Ratio of operating expenses to average net assets	3.65%	3.75%	3.64%	2.81%	3.40%	1.85%	3.43%	2.62%
Portfolio turnover rate	0.19%	0.19%	0.19%	0.19%	0.19%	0.19%	0.19%	0.19%
(1)The per share data for Class A, C, I, P-A, P-I, P-D, P-T and P-S Shares were derived by using the weighted average shares outstanding during the period ended March 31, 2021, which were 16,879,518, 2,743,322, 6,545,397, 74,728, 44,737,061, 20,266, 7,579 and 14,929,297, respectively.
(2)Amount is less than $0.01 per share.

(3)Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
The following is a schedule of financial highlights of the company attributed to each outstanding class of shares for the three months ended March 31, 2020.

	For the three months ended March 31, 2020
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.40	$8.23	$8.40	$8.44	$8.73
Net investment income(3)	0.10	0.10	0.10	0.10	0.10
Net realized and unrealized gain/(loss) on investments, net of incentive allocation to special unitholder	0.19	0.19	0.19	0.19	0.19
Change in translation of assets and liabilities denominated in foreign currencies (4)	—	—	—	—	—
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.13)	(0.13)	(0.13)	(0.13)	(0.13)
Net increase in net assets attributed to common equityholders	0.16	0.16	0.16	0.16	0.16
Shareholder distributions:
Distributions from net investment income	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)
Distributions from offering proceeds	(0.12)	(0.12)	(0.12)	(0.12)	(0.11)
Other(2)	—	—	—	0.01	0.02
Net decrease in members’ equity attributed to common shares	(0.15)	(0.15)	(0.15)	(0.14)	(0.12)
Net asset value for common shares at end of period	$8.41	$8.24	$8.41	$8.46	$8.77
Common equityholders’ equity at end of period	$147,620,207	$22,910,360	$57,888,710	$156,293	$206,443,274
Common shares outstanding at end of period	17,194,318	2,724,068	6,742,687	18,109	23,075,591

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	1.90%	1.90%	1.90%	2.02%	2.11%
Ratio of net investment income to average net assets	4.78%	4.88%	4.78%	4.75%	4.60%
Ratio of operating expenses to average net assets	4.34%	4.43%	4.34%	4.32%	4.18%
Portfolio turnover rate	11.15%	11.15%	11.15%	11.15%	11.15%
(1)The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the period ended March 31, 2020, which were 17,194,318, 2,724,068, 6,742,687, 18,109 and 23,075,591, respectively.
(2)Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
(3)Does not reflect any incentive fees that may be payable to the Special Unitholder.
(4)Amount is less than $0.01 per share.
Note 11. COVID-19 Impact

In March of 2020, the United States declared a National Emergency concerning the COVID-19 outbreak. This came after the World Health Organization (“WHO”) declared the virus a global pandemic on March 11, 2020.
Since the outbreak of COVID-19 in the United States, the company has generally been able to conduct its business despite the turmoil in markets and the shuttering of many businesses across the country. We have and will continue to assess the current and future business risks related to COVID-19 as new information becomes available, including any potential performance risk of our PPA and construction counterparties. As of the date of the filing, we are not aware of any material impact to our financial results.
Note 12. Subsequent Events
The company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2021 (unaudited) other than that disclosed below.
As of May 9, 2021, the company entered into an addendum to the Third Amended and Restated Advisory Agreement with the Advisor. Effective July 1, 2021, the base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of the net asset value until the net asset value exceeds $800,000,000. The base management fee monthly rate will decrease to 0.14583% (1.75% annually) for a net asset value between $800,000,001 to $1,500,000,000 and to 0.125% (1.50% annually) for a net asset value greater than $1,500,000,000.

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
Overview
Greenbacker Renewable Energy Company LLC, (the “LLC”), a Delaware limited liability company formed in December 2012, is an externally managed energy company that acquires and manages income-generating renewable energy and energy efficiency projects, and other energy-related businesses, as well as finances the construction and/or operation of these and other sustainable development projects and businesses. The LLC conducts substantially all of its operations through its wholly owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”).
GREC is a Maryland corporation formed in November 2011, and the LLC currently holds all of the outstanding shares of capital stock of GREC. GREC Entity HoldCo LLC (“GREC HoldCo”), a wholly owned subsidiary of GREC, was formed in Delaware in June 2016 . GREC Administration LLC and Danforth Shared Services LLC, both wholly owned subsidiaries of GREC, were formed in Delaware in January 2020 and May 2019, respectively. The use of “we”, “us”, “our” and the “company” refer, collectively, to the LLC, GREC, GREC HoldCo, GREC Administration LLC and Danforth Shared Services LLC. We are externally managed and advised by our Advisor, Greenbacker Capital Management LLC (the “Advisor” or “GCM”), a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The LLC’s fiscal year-end is December 31.
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
Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability-related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as RECs and EECs. We initially have focused on solar, wind and energy projects. We believe solar energy projects generally offer more predictable power generation characteristics due to the relative predictability of sunlight over the course of time compared to other renewable energy technologies, and therefore we expect them to provide more stable income streams. However, technological advances in wind turbines and other energy-generation technologies, as well as government incentives, also make wind energy and other types of projects attractive. Solar energy projects provide maximum energy production during daylight hours in the summer months when days are longer and nights shorter. Solar energy projects tend to have minimal environmental impact, enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established, and it is relatively simple to integrate new acquisitions and projects into our portfolio.
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
During the three months ended March 31, 2021, we executed 22 acquisitions of renewable energy projects: 20 added to the Trillium Portfolio and two added to the Citrine Portfolio, and had no project disposals. As our access to capital has increased, the average size of our projects increased from 3.9 MW per project in 2020 to 4.3 MW per project the three months ended March 31, 2021.
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
Although we intend to work primarily with high-credit-quality counterparties, if an offtaker cannot fulfill its contractual obligation to purchase the power, we generally can sell the power to the local utility or other suitable counterparty, which would potentially ensure that revenue is generated for all solar electricity generation. We may also generate revenue from the receipt of interest, fees, capital gains and distributions from investments in our target assets.
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

The following table illustrates the allocation by percentage of the company’s contracted revenue by counterparty type and creditworthiness for the three months ended March 31, 2021 and the year ended December 31, 2020.

	For the three months ended March 31, 2021	For the year ended December 31, 2020
Investment grade:
Utility	66.1%	64.9%
Municipality	8.2	8.6
Corporation	3.3	1.0
Subtotal investment grade	77.6%	74.5%

Non-investment grade or no rating:
Utility	15.8%	16.1%
Municipality	4.0	4.7
Residential	0.1	—
Corporation	2.5	4.7
Subtotal non-investment grade or no rating	22.4%	25.5%
Total	100.0%	100.0%
Our PPAs, when structured with utilities and other large commercial users of electricity, are generally long-term in nature, tied to 100% of the output of the specific generating asset, and priced at a rate established pursuant to a formula set by the contract. The formula is often dependent upon the type of subsidies, if any, offered by the local and state governments for project development. Although we focus on projects with long-term contracts that ensure price certainty, we may also look for projects with shorter-term arrangements that will allow us to participate in market rate changes which may lead to higher current income.
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
Financing Strategy

We expect to supplement our equity capital and increase potential returns to our members through the use of prudent levels of borrowings both at the corporate level and the project level. The LLC's fourth amended and restated limited liability company operating agreement (the "Operating Agreement") does not impose limitations on the amount of borrowings we may employ, either at the corporate level or the project level. We expect that we will generally target a leverage ratio of up to $2 of debt for every $1 of equity on our overall portfolio, with individual allocations of leverage based on the mix of asset types and obligors; however, we will in no event exceed a leverage ratio of $3 of debt for every $1 of equity, unless any excess is approved by a majority of our independent directors. In addition to any corporate-level credit facility or other secured and unsecured borrowings, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions, and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, we may issue publicly or privately placed debt instruments. Our indebtedness may be recourse or non-recourse, and may be cross-collateralized. In addition, we may invest in assets subject to existing liens, or may refinance the indebtedness on assets acquired on a leveraged basis. We may use the proceeds from any borrowings to acquire assets, refinance existing indebtedness, finance investments or for general corporate purposes. In addition to these financing methods, we may utilize tax equity structures to monetize tax attributes that exceed a renewable energy project owner’s U.S. federal income tax liability.
The table below sets forth the company’s investments in alternative energy generation portfolios as of March 31, 2021.

	Acquisition Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Pacifica Portfolio	Second quarter 2020	Battery Storage	California	100% Ownership	$9,140,209	Operating and to-be-constructed battery energy storage facilities	14.3
Eagle Valley BioMass Portfolio	Second quarter 2019	Biomass	Colorado	100% Ownership	$23,686,352	Operating biomass facility	12.0
GEH Portfolio	Fourth quarter 2014, First quarter 2015, Second quarter 2015, Third quarter 2015, Fourth quarter 2015, First quarter 2016, Second quarter 2016, Third quarter 2017, Fourth quarter 2017, Second quarter 2018, Fourth quarter 2018, First quarter 2019, Fourth quarter 2019, First quarter 2020	Commercial Solar	Arizona, California, Colorado, Connecticut, Florida, Hawaii, Indiana, Maryland, Massachusetts, New Jersey, New York, North Carolina,Tennessee and Vermont	100% Ownership or Managing Member, Equity Owner	$148,065,778	Commercial ground and rooftop-mounted photovoltaic systems	99.2

Other Commercial Solar	Third quarter 2014, Fourth quarter 2014, Fourth quarter 2015, Fourth quarter 2017, First quarter 2018, Second quarter 2018, Fourth quarter 2018	Commercial Solar	Ontario, Canada, Colorado, California, Nevada, North Carolina	100% Ownership or Managing Member, Equity Owner	$44,848,541	Commercial and residential ground and rooftop-mounted solar photovoltaic systems	125.5
Sego Lily Portfolio	Fourth quarter 2020	Commercial Solar	California and Utah	100% Ownership or Managing Member, Equity Owner	$49,933,176	Commercial ground and rooftop-mounted photovoltaic systems	120.0
Trillium Portfolio	Third quarter 2020, First quarter 2021	Commercial Solar	Arkansas, Colorado, Maryland, New Jersey, Vermont, Washington D.C	100% Ownership or Managing Member, Equity Owner	$180,568,859	Commercial ground and rooftop-mounted photovoltaic systems	198.5
Greenbacker Wind Holdings II	Fourth quarter 2015, Fourth quarter 2016, Fourth quarter 2020	Wind	Maine, Massachusetts, Montana and Iowa	100% Ownership or Managing Member, Equity Owner	$54,935,583	Wind power facilities	105.3
Greenbacker Wind Portfolio - HoldCo	Second quarter 2017, Fourth quarter 2017, Second quarter 2019, Third quarter 2019	Wind	Idaho, Iowa, Minnesota, and Vermont	100% Ownership	$77,005,002	Wind power facilities	131.3
Other Wind Investments	Fourth quarter 2017	Wind	California	100% Ownership	$9,540,000	Wind power facilities	6.0
Citrine Portfolio	Third quarter 2020	Pre-Operational Assets	California, Massachusetts, and New Jersey	100% Ownership	$29,794,816	Commercial ground and rooftop-mounted photovoltaic systems	285.9

Other Portfolios	Third quarter 2018, Second quarter 2019, Third quarter 2019, Fourth quarter 2020	Other	California, Colorado, and North Carolina	100% Ownership or Equity Owner	$20,123,799	Commercial ground and rooftop-mounted photovoltaic systems, Private equity membership interests	N/A
Other Energy Efficiency Portfolios	Third quarter 2015, Fourth quarter 2015	Energy Efficiency	Pennsylvania, Puerto Rico	Secured Loan, Capital Lease	$707,891	Energy efficiency LED lighting	N/A
Encore Loan	Fourth quarter 2019	Secured Loan	Vermont	Secured Loan	$9,307,725	Loan	N/A
Hudson Loan	Third quarter 2019	Secured Loan	New York	Secured Loan	$7,366,796	Loan	N/A
Hudson II Loan	Third quarter 2019	Secured Loan	New York	Secured Loan	$5,269,267	Loan	N/A
New Market Loan	Fourth quarter 2019	Secured Loan	North Carolina	Secured Loan	$5,007,350	Loan	N/A
Shepherd's Run Loan	Fourth quarter 2020	Secured Loan	New York	Secured Loan	$6,322,590	Loan	N/A
SE Solar Loan	First quarter 2019	Secured Loan	North Carolina	Secured Loan	$5,005,244	Loan	N/A
TUUSSO Loan	Fourth quarter 2019	Secured Loan	Washington	Secured Loan	$7,895,946	Loan	N/A
Fidelity Government Portfolio - Class I	First quarter 2021	Money Market Funds	N/A	Money Market Funds	$78,878,486	Money Market Funds	N/A
First American Government Obligations Fund - Class Z	First quarter 2021	Money Market Funds	N/A	Money Market Funds	$78,878,486	Money Market Funds	N/A
Invesco Government & Agency Portfolio - Institutional Class	First quarter 2021	Money Market Funds	N/A	Money Market Funds	$7	Money Market Funds	N/A
JP Morgan US Government Money Market Fund - Class L	First quarter 2021	Money Market Funds	N/A	Money Market Funds	$78,828,486	Money Market Funds	N/A
Wells Fargo Treasury Plus Money Market Fund - Institutional Class	First quarter 2021	Money Market Funds	N/A	Money Market Funds	$78,828,486	Money Market Funds	N/A

*    Approximate
**    Does not include assumed project level debt.
***    100% Equity ownership, majority equity owner (>50%), equity owner (<50%), Managing Member of the Limited Liability Company, secured loan, money market funds, or a capital lease.
During the three months ended March 31, 2021, the company modified the presentation of the Consolidated Schedule of Investments to consolidate certain underlying portfolios. Certain portfolios that had been separately presented on the Consolidated Schedule of Investments have been aggregated with other portfolios in the same industry to be presented in a consolidated manner on the Consolidated Schedule of Investments. These consolidation efforts have no impact on the underlying portfolios or their individual cost or fair values but rather represent the aggregation of several similar investments. Certain portfolios, including those determined to be individually significant, remain presented separately. Management believes that the consolidation of our portfolios results in a presentation that better reflects the way in which we view our overall portfolio of investments and will enhance the information reported to the users of our financial statements.
Management has recast the Schedule of Investments as of December 31, 2020 to conform with current year presentation based upon the methodology as outlined above.
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
The LLC conducts a significant portion of its operations through GREC, of which the LLC is the sole shareholder — both of the shares of common stock and the special preferred stock. We intend to continue to operate our business in a manner permitting us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are not a blank check company within the meaning of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”) and have no specific intent to engage in a merger or acquisition in the next 12 months.
Pursuant to the now-terminated Registration Statement on Form S-1 (File No. 333-211571), we offered on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests. The primary offering was terminated on March 29, 2019. The company’s initial offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) terminated on February 7, 2017. As of June 4, 2019, pursuant to our Registration Statement on Form S-3D (File No. 333-231960) we were offering a maximum of $10,000,000 in shares to our existing shareholders pursuant to the DRP. As of November 30, 2020, pursuant to our Registration Statement on Form S-3D (File No. 333-251021), the company is offering up to an additional $20,000,000 in Class A, C and I shares to our existing shareholders pursuant to the DRP. Shares of the company’s limited liability company interests issued pursuant to the DRP through the period ending September 30, 2020 were being offered at the price equal to the then current offering price per each class of shares less selling commissions and dealer manager fees. Effective October 1, 2020, DRP shares are being offered at a price equal to our Monthly Share Value for each class of our shares. As of February 1, 2021, the DRP was amended to include all of the company’s privately offered share classes.
Pursuant to a Private Placement Memorandum, the company is currently offering Class P-A, P-I, P-S, P-T, and P-D shares. After the finalization of the March 31, 2021 net asset value and Monthly Share Value, the current offering price of the Class P-I and P-A shares is $8.92 and $9.39 per share, respectively. To the extent that our Monthly Share Value per share per class on the most recent valuation date increases above or decreases below our prior Monthly Share Value per share per class, we will adjust the offering prices of each class of shares as appropriate.
As of March 31, 2021, through initial purchases of shares and participation in the DRP, our Advisor owned 23,601 Class A shares and through initial purchases of shares, our Advisor owned 2,776 Class P-D shares. As of December 31, 2020, through initial purchases of shares and participation in the DRP, our Advisor owned 23,601 Class A shares.
As of March 31, 2021, we had received subscriptions for and issued 117,458,082 of our shares (including shares issued under the DRP) for gross proceeds of $1,070,273,744 (before dealer-manager fees of $4,357,386 and selling commissions of $14,241,904 for net proceeds of $1,051,674,454). As of December 31, 2020, we had received subscriptions for and issued 67,133,640 of our shares (including shares issued under the DRP) for gross proceeds of $617,098,806 (before dealer manager fees of $4,308,949 and selling commissions of $14,198,029 for net proceeds of $598,591,828).

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
Opportunities in Solar Power Today
We believe that the greatest opportunity exists within the Small Utility Scale, Commercial Solar and Community Solar segments of the market. In the Small Utility Scale market, the company can buy assets with similar commercial attributes to the Large Utility Scale projects — investment-grade offtaker, same equipment and warranties, same operations and maintenance service provider — but where returns are higher.
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
Pre-operational and non-earning assets. The increasing amount of pre-operational and non-earning assets (defined as deposits and other cash investments not currently generating a material investment return) in our portfolio is a significant factor in our revenue and net asset value. The amount of cash invested in these pre-operational and non-earning assets reduces investment income until (1) the asset reaches commercial operation date; or (2) otherwise begins generating an investment return and commences regular distributions to the company. We believe these assets, once operational or income generating, will provide returns consistent with the company’s investment strategy.
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
The regulatory market for electric power is highly fragmented, with each state having significant influence over the functioning of its respective market. As the primary regulator for the utilities, states have implemented widely divergent policies. For example, some states allow utilities to be vertically integrated — producers of power as well as operators of the grid. Other states have separated those functions entirely.
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
Since the outbreak of COVID-19 in the United States, the company has generally been able to conduct its business despite the turmoil in markets and the shuttering of many businesses across the country. We have and will continue to assess the current and future business risks related to COVID-19 as new information becomes available, including any potential performance risk of our PPA and construction counterparties. As of the date of the filing, we are not aware of any material impact to our financial results.
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
Deferred Sales Commissions
The company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker-dealers in the future in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of the Class C shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of 1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; 2) the date which approximates an expected liquidity event for the company; or 3) the expected holding period of the investment. The costs expected to be incurred at the time of the sale of the Class P-T and Class P-S shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of 1) the date which approximates an expected liquidity event for the company; or 2) the expected holding period of the investment. The estimated amount of the liability can be updated as management's assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained. As of March 31, 2021, and December 31, 2020, the company recorded a liability for deferred sales commissions in the amount of $4,094,869 and $131,875, respectively.
Financing Costs
Financing costs related to debt liabilities of the company, GREC or GREC HoldCo are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the carrying amount of that debt liability. Financing costs are deferred and amortized using the straight-line method over the life of the debt liability.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting," which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this update is effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. As of March 31, 2021, we have not elected to apply the optional amendments and are currently evaluating the impact of the ASU and the effect on our consolidated financial statements.
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
•the last day of the fiscal year following the fifth anniversary of the completion of our offering;
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
Amendments to the Operating Agreement Related to Incentive Allocations
On August 25, 2020, certain amendments to the Operating Agreement to remove the provisions therein related to the Income Incentive Distribution and the Capital Gains Incentive Distribution, in each case allocable to the Special Unitholder under certain circumstances, and to replace them with provisions for a performance participation fee (the “Performance Participation Fee”) based on the periodic total return generated by the company, payable under certain circumstances by the company to the Special Unitholder, was approved by the company’s shareholders and was applied retroactively on April 1, 2020 and for all periods thereafter. The Liquidation Incentive Distribution provision in the Operating Agreement was correspondingly amended to reflect that the Liquidation Incentive Distribution will be calculated based on the difference between the company’s net proceeds from a liquidation or listing of our shares (in either case, as calculated in accordance with the Operating Agreement) and the company’s aggregate net asset value (NAV) immediately prior to the time of such liquidation or listing.
Portfolio and Investment Activity
As of March 31, 2021, the company invested in numerous solar, wind, biomass and energy efficiency projects included in 12 investment portfolios, as well as seven secured loans, as follows:
Commercial Solar
GEH Portfolio
This portfolio consists of operating solar power facilities totaling approximately 99.2 MW, located across Arizona, California, Colorado, Connecticut, Florida, Hawaii, Indiana, Massachusetts, Maryland, New York and New Jersey, North Carolina, Tennessee and Vermont. The systems sell power under PPA arrangements ranging from 15 to 25 years. Certain systems also sell RECs and SRECs to the local utilities. Certain of the facilities, representing 8.4 MW of the total for the portfolio, represents leased operating solar power facilities. During the remaining term of the lease, which is approximately 11 years, there is the potential for the company to purchase these assets directly upon the agreement and consent of the parties.
Other Commercial Solar
This portfolio consists of operating solar power facilities totaling approximately 125.5 MW, located in Canada and across California, Colorado, Nevada and North Carolina. These projects consist primarily of rooftop solar photovoltaic systems, community solar projects and solar PV systems. The systems primarily sell power to various commercial, municipal and utility offtakers under long-term PPAs.
Sego Lily Portfolio

This portfolio consists of operating and pre-operating solar power facilities totaling approximately 120.0 MW, located across California and Utah. Of the total, approximately 111.0 MW is associated with pre-operating solar power facilities which are expected to reach COD during 2021. For all facilities within this portfolio, power is either sold or will be sold through PPA contracts that range from 15 to 20 years
Trillium Portfolio
This portfolio consists of operating and pre-operating solar power facilities totaling approximately 198.5 MW, located across Arkansas, Colorado, Maryland, New Jersey, Vermont and Washington, D.C. Of the total, approximately 73.6 MW is associated with pre-operating solar power facilities which are expected to reach COD during 2021. For all facilities within this portfolio, power is either sold or will be sold through PPA contracts that range from 5 to 28 years.
Wind
Greenbacker Wind Holdings II Portfolio
This portfolio consists of operating and pre-operating wind power facilities totaling approximately 105.3 MW, located in Iowa, Maine, Massachusetts, and Montana. Of the total, approximately 15.3 MW is associated with pre-operating wind power facilities which are expected to reach COD during 2021. These systems primarily sell power to various municipal and utility offtakers under long-term PPAs. Certain systems also sell RECs to the local utilities. During the three months ended March 31, 2021, two assets comprising 20.3 MW of the total for the portfolio were transferred from the Greenbacker Wind Portfolio - Maine Portfolio and from the Other Wind Investments Portfolio.
Greenbacker Wind Portfolio - HoldCo Portfolio ("GB Wind HoldCo")
This portfolio consists of operating wind power facilities totaling approximately 131.3 MW, located in Idaho, Iowa, Minnesota and Vermont. The systems sell power under PPA arrangements ranging from 20 to 25 years. Certain systems also sell RECs to the local utilities.
Other Wind Investments

This portfolio consists of operating wind power facilities totaling approximately 6.0 MW, located in California. The systems sell power to the local utility under a PPA arrangement with a 15 year term.
Biomass
EVCE Biomass Portfolio
This portfolio consists of an operating biomass facility approximating 12.0 MW, located in Colorado. The system sells power to the local utility under a PPA arrangement with a 20 year term.
Battery Storage
Pacifica Portfolio
This portfolio consists of operating and pre-operating battery storage facilities totaling approximately 14.3 MW, located in California. Of the total, approximately 9.8 MW is associated with pre-operating battery storage facilities which are expected to reach COD during 2021. For all facilities within this portfolio, power is either sold or will be sold to commercial offtakers for a 10-year term.
Pre-Operational Assets
Citrine Portfolio
This portfolio consists of pre-operating solar power facilities totaling approximately 285.9 MW, located in California, Massachusetts and New Jersey. The facilities are expected to COD over the period ending in 2023. The significant majority of the facilities have contracted PPAs to sell power to utilities, commercial and municipal offtakers once they reach COD.
Other Energy Efficient Portfolios
This portfolio consists of capital leases and secured loans, including loans to the related parties LED Funding LLC and Renew AEC One LLC (the “AEC Companies”).
Other Portfolios
This portfolio consists of acquisition costs related to energy projects being acquired in the United States. Additionally, the company has invested capital to acquire and safe harbor panels that will be used in the construction of various pipeline projects.
In addition, on October 9, 2020, GREC made a $5,000,000 limited partner (“LP”) commitment to Greenbacker Development Opportunities Fund I, LP (“GDEV”), which was increased to $6,075,000 in the fourth quarter of 2020. As of March 31, 2021, $5,614,619 of the commitment was funded—the fair value of this investment is $5,607,040. In April 2021, the commitment to GDEV increased to $7,500,000.

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

Secured Loans
SE Solar Loan
In February 2019, the company entered into a short-term secured loan agreement with SunEnergy1, LLC. The loan bears an interest rate of 9% and matures on December 31, 2021.
Encore Loan
In October 2019, the company entered into a short-term secured loan agreement with Encore Equipment, LLC. The loan bears an interest rate of 10% and matures on September 30, 2021.
Hudson Loan

In June 2019, the company entered into a short-term secured loan agreement with Hecate Energy New York Holdings LLC. The loan bears an interest rate of 8% and matures on November 30, 2021.
Hudson II Loan
In November 2019, the company entered into a short-term secured loan agreement with Hecate Energy New York Holdings LLC. The loan bears an interest rate of 8% and matures on November 30, 2021.
New Market Loan
In October 2019, the company entered into a short-term secured loan agreement with New Market Solar, LLC. The loan bears an interest rate of 9% and matures on December 31, 2021.
Shepherd's Run Loan
In January 2021, the company entered into a short-term secured loan agreement with Hecate Energy Columbia County 1 LLC. The loan bears an interest rate of 8% and matures on September 30, 2022.
TUUSSO Loan
In November 2019, the company entered into a short-term secured loan agreement with TUUSSO Energy, LLC. The loan bears an interest rate of 8% and matures on July 31, 2021.
Portfolio Disposals
There were no sales during the three months ended March 31, 2021.
The following portfolios had sales of assets during the year ended December 31, 2020:
Citrine Portfolio
The company entered into a transaction with Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”) to sell the Gliden Solar LLC investment, included in the Citrine Solar Portfolio, on December 22, 2020 for an initial sale price of $12,752,215. GROZ is an affiliate of GREC, as GROZ shares the same Advisor as GREC. Since GROZ is an affiliate of the company, the determination of the purchase price was based on the fair value of the investment as determined by an independent third-party appraiser. The purchase was approved by a majority of the company’s Board of Directors (including a majority of the independent directors) not otherwise interested in the transaction to be fair and reasonable to the company.

The transaction resulted in a realized gain of $1,608,644, all of which was recorded in the 12 months ending December 31, 2020. GROZ paid an initial amount of $7,993,972 at closing. The transaction resulted in a receivable recorded of $4,758,243 as of December 31, 2020, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities.

Residential Portfolios

On March 5, 2020, the company closed a transaction to sell the entirety of its investments in the Greenbacker Residential Solar Portfolio and the Greenbacker Residential Solar Portfolio II (collectively, the “Residential Portfolios”). The Residential Portfolios comprised 3,668 individual residential sites, which were accumulated through a series of transactions from October 2016 to July 2017. The purchase price consideration for this transaction was $42,891,241, which resulted in a realized gain of $8,152,495, all of which was recorded in the 12 months ending December 31, 2020. The transaction resulted in a receivable of nil as of December 31, 2020.

GEH Portfolio

On January 10, 2020, the company closed a transaction to sell three assets, North Carolina I, North Carolina II, and South Robeson, all included in the GEH Portfolio. The portfolio consisted of systems that comprised 11.35 MW of commercial solar photovoltaic systems. The purchase price consideration for this transaction was $11,084,803, which resulted in a realized loss of $(1,574,616), all of which was recorded in the 12 months ending December 31, 2020. The transaction resulted in a receivable of nil as of December 31, 2020.
Investment Summary

The following table presents the gross purchases of the gross funding of additional capital for new or existing investments for the three months ended March 31, 2021 and March 31, 2020:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Battery Storage
Pacifica Portfolio	$300,974	$—
Biomass
Eagle Valley Biomass Portfolio	600,000	60,533
Commercial Solar
GEH Portfolio	859,034	14,979,408
Other Commercial Solar	601,576	802,037
Sego Lily Portfolio	23,441,777	—
Trillium Portfolio	87,999,278	24,275,569
Residential Solar
Greenbacker Residential Solar Portfolio	—	13,000
Greenbacker Residential Solar Portfolio II	49,698	265,000
Wind
Greenbacker Wind Holdings II	9,823,100	747,000
Greenbacker Wind Portfolio - HoldCo	3,839,547	23,732,876
Other Wind Investments	40,000	555,415
Pre-Operational Assets
Citrine Portfolio	27,946,896	9,513,124
Greenbacker Wind Portfolio - Maine	—	2,680,216
Other Investments
Other Portfolios	4,155,406	5,070,061
Secured Loans
Encore Loan	9,918	—
Hudson Loan	1,345,394	464,149
Hudson II Loan	1,345,394	—
SE Solar Loan	—	4,000,000
TUUSSO Loan	1,132,850	1,141,672
Shepherd's Run Loan	6,322,590	—
	$169,813,432	$88,300,060
During the three months ended March 31, 2021, we executed 22 acquisitions of renewable energy projects: 20 added to the Trillium Portfolio and two added to the Citrine Portfolio, and had no project disposals. As our access to capital has increased, the average size of our projects increased from 3.9 MW per project in 2020 to 4.3 MW per project the three months ended March 31, 2021.
The composition of the company’s investments as of March 31, 2021, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage
Pacifica Portfolio	$9,140,209	$9,140,209	0.8%
Subtotal	$9,140,209	$9,140,209	0.8%
Biomass
Eagle Valley Biomass Portfolio	$23,686,352	$23,686,352	2.1%
Subtotal	$23,686,352	$23,686,352	2.1%
Commercial Solar:
GEH Portfolio	$148,065,778	$157,551,976	14.3%
Other Commercial Solar	44,848,541	49,875,844	4.5%
Sego Lily Portfolio	49,933,176	72,818,599	6.6%
Trillium Portfolio	180,568,859	220,333,187	20.0%
Subtotal	$423,416,354	$500,579,606	45.4%
Wind:
Greenbacker Wind Holdings II	$54,935,583	$66,494,635	6.0%
Greenbacker Wind Portfolio - HoldCo	77,005,002	78,727,426	7.2%
Other Wind Investments	9,540,000	8,686,199	0.8%
Subtotal	$141,480,585	$153,908,260	14.0%
Pre-Operational Assets:
Citrine Portfolio	$29,794,816	$30,410,677	2.8%
Subtotal	$29,794,816	$30,410,677	2.8%
Other Investments:
Other Portfolios	$20,123,799	$19,750,743	1.8%
Subtotal	$20,123,799	$19,750,743	1.8%
Energy Efficiency:
Other Energy Efficiency Portfolios	$707,891	$701,336	0.1%
Subtotal	$707,891	$701,336	0.1%
Secured Loans:
Encore Loan	$9,307,725	$9,307,725	0.8%
Hudson Loan	7,366,796	7,366,796	0.7%
Hudson II Loan	5,269,267	5,269,267	0.5%
New Market Loan	5,007,350	5,007,350	0.5%
Shepherd's Run Loan	6,322,590	6,322,590	0.6%
SE Solar Loan	5,005,244	5,005,244	0.4%
TUUSSO Loan	7,895,946	7,895,946	0.7%
Subtotal	$46,174,918	$46,174,918	4.2%
Investments in Money Market Funds:
Fidelity Government Portfolio - Class I	$78,878,486	$78,878,486	7.2%
First American Government Obligations Fund - Class Z	78,878,486	78,878,486	7.2%
Invesco Government & Agency Portfolio - Institutional Class	7	7	—%
JP Morgan US Government Money Market Fund - Class L	78,828,486	78,828,486	7.2%
Wells Fargo Treasury Plus Money Market Fund - Institutional Class	78,828,486	78,828,486	7.2%
Subtotal	$315,413,951	$315,413,951	28.8%
Total	$1,009,938,875	$1,099,766,052	100.0%

The composition of the company’s investments as of December 31, 2020, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage:
Pacifica Portfolio	$8,839,235	$8,839,235	1.3%
Subtotal	$8,839,235	$8,839,235	1.3%
Biomass:
Eagle Valley Biomass Portfolio	$23,236,352	$23,236,352	3.5%
Subtotal	$23,236,352	$23,236,352	3.5%
Commercial Solar:
GEH Portfolio	$114,253,479	$124,637,707	18.9%
Magnolia Sun Portfolio	33,008,559	36,904,011	5.6%
Other Commercial Solar	44,410,568	47,500,424	7.2%
Trillium Portfolio	83,219,738	105,913,033	16.1%
Subtotal	$274,892,344	$314,955,175	47.8%
Wind:
Greenbacker Wind Holdings II	$33,834,320	$35,839,967	5.4%
Greenbacker Wind Portfolio - HoldCo	73,244,891	75,013,771	11.4%
Other Wind Investments	19,986,133	20,356,806	3.1%
Subtotal	$127,065,344	$131,210,544	19.9%
Pre-Operational Assets:
Citrine Portfolio	$23,523,051	$23,314,570	3.5%
Greenbacker Wind Portfolio - Maine	12,704,196	23,758,084	3.6%
Sego Lily Portfolio	29,178,404	62,135,652	9.4%
Subtotal	$65,405,651	$109,208,306	16.5%
Other Investments:
Other Portfolios	$23,669,446	$23,291,114	3.5%
Subtotal	$23,669,446	$23,291,114	3.5%
Energy Efficiency:
Other Energy Efficiency Portfolios	$738,348	$741,581	0.1%
Subtotal	$738,348	$741,581	0.1%
Secured Loans
Encore Loan	$10,606,725	$10,606,725	1.6%
Hudson I Loan	6,021,402	6,021,402	0.9%
Hudson II Loan	3,923,873	3,923,873	0.6%
New Market Loan	5,007,350	5,007,350	0.8%
SE Solar Loan	5,005,244	5,005,244	0.8%
TUUSSO Loan	6,763,096	6,763,096	1.0%
Subtotal	$37,327,690	$37,327,690	5.7%
Investments in Money Market Funds:
Fidelity Government Portfolio - Class I	$10,100,000	$10,100,000	1.5%
First American Government Obligations Fund - Class Z	1,072,720	1,072,720	0.2%
Invesco Government & Agency Portfolio - Institutional Class	7	7	—%
Subtotal	$11,172,727	$11,172,727	1.7%
Total	$572,347,137	$659,982,724	100.0%

Results of Operations
A discussion of the results of operations for the three months ended March 31, 2021 and three months ended March 31, 2020 are as follows:
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
The timing and amount of dividend income to be distributed to the company is determined on at least a quarterly basis by the company. This process includes an analysis at the individual project entity level of the cash available from operations and necessary working capital needed for the proper daily operations of the project. As a general rule, the dividend income from our equity investments is recognized as income only when it is received by the company, or expected to be received by the company immediately after each quarter end, whereas the undistributed income is retained within the project entities (i.e., included in working capital of the project company) and is added to the carrying value of those investments on the balance sheet. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three months ended March 31, 2021 and March 31, 2020 totaled $5,252,663 and $5,207,790, respectively, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $946,010 and $729,867, respectively.
The slight increase in dividend income from the three months ended March 31, 2021 to the three months ended March 31, 2020 was primarily attributable to the acquisition of operating assets and completion of construction assets during the latter part of 2020 offset by decreases in dividend income from certain wind portfolios related to a build-up of dividends distributed from the wind assets in the three months ended March 31, 2020.
The increase in the interest income for the three months ended March 30, 2021 versus the three months ended March 30, 2020 was primarily attributed to the increase in our interest-bearing loans to unaffiliated entities.
During 2021, our investments increased from $649 million as of December 31, 2020 to $784 million as of March 31, 2021, or a 66.6% increase. As of March 31, 2021, and December 31, 2020, we had approximately $222 million and $144 million in pre-operational and non-earning assets, which amounted to 15.1% and 13.4% of our gross investment amounts, respectively, and 21.9% and 26.0% of our net assets, respectively. We expect that the majority, but not all, of the assets that are currently pre-operational and non-earning to become revenue generating throughout the remainder of 2021 and into 2022, but we also expect to continue to make new investments in projects prior to the commencement of construction. As noted above, the strategy of investing in projects prior to the commencement of construction resulted in an increase in costs with no immediate increase in dividend income from those projects.

Balance	March 31, 2021	December 31, 2020	December 31, 2019
Investments in controlled/affiliated and non-controlled/non-affiliated portfolios at fair value	$784,352,101	$648,809,997	$475,175,871
Investments in money market funds at fair value	$315,413,951	$11,172,727	$4,984,621
Total investments at fair value	$1,099,766,052	$659,982,724	$480,160,492
Notes payable balances of the company and its’ operating entities	$444,364,480	$507,108,553	$261,850,711
Cash, cash equivalents and restricted cash	$8,947,086	$4,675,836	$4,081,470
Less: Note payable balance of the company	$(88,899,198)	$(90,145,500)	$(71,990,467)

Gross Investment Amount	$1,464,178,420	$1,081,621,613	$674,102,206

Additional Metrics
Pre-operational and non-earning assets	$221,706,542	$144,404,286	$128,632,161
Pre-operational and non-earning assets as a % of gross investment amount	15.14%	13.4%	19.1%
Pre-operational and Non-earning Assets as a % of net assets	22.29%	26.0%	31.5%
Expenses
For the three months ended March 31, 2021 and March 31, 2020, the company incurred $6,557,880 and $4,338,752 in operating expenses, respectively, including the management fees earned by the Advisor.
For the three months ended March 31, 2021 and March 31, 2020, the Advisor earned $4,075,503 and $2,399,753, respectively, in management fees, with the increase in management fees due to the increase in total assets. The consolidated financial statements reflect no performance participation fee for the three months ended March 31, 2021, and a $2,687,459 increase in incentive allocation for the three months ended March 31, 2020 based primarily upon net unrealized appreciation.
Lastly, for the three months ended March 31, 2021 and March 31, 2020, the company generated a tax (benefit) expense from operations in the amount of $(1,369,294) and $(3,231,864), respectively. The benefit recorded within net investment income (loss) is mainly derived from net operating losses incurred by the company.
For the three months ended March 31, 2021 and March 31, 2020, the net investment income (loss) was $1,010,087 and $4,805,340, respectively, or $0.01 and $0.10, respectively, per share.
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
•fees payable to third parties relating to, or associated with our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors;
•fees payable to our Advisor, including the Performance Participation Fee;
•interest payable on debt incurred to finance our investments;
•transfer agent and custodial fees;
•federal and state registration fees;
•costs of board meetings, unitholders’ reports and notices, and any proxy statements;

•directors’ and officers’ errors and omissions liability insurance and other types of insurance;
•direct costs, including those relating to printing of unitholder reports and advertising or sales materials, mailing, telephone and staff;
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
Net Change in Realized and Unrealized Gain (Loss) on Investments, Foreign Currency Translation and Deferred Tax Assets
Net realized and unrealized gains and losses from our investments and net realized and unrealized foreign currency gains and losses on translation of assets and liabilities denominated in foreign currencies are reported separately on the Consolidated Statements of Operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
For the three months ended March 31, 2021, we recognized a $(72,149) realized loss related to net working capital adjustments on investments previously sold, a net change in unrealized appreciation of $5,730,739 was recorded of which $2,171,448 of unrealized appreciation related to the change in value of investments and $20,142 of unrealized appreciation related to the change in value based upon changes in foreign currency exchange rates and $3,739,027 of depreciation related to the change in value of swap contracts.
For the three months ended March 31, 2020, we recognized a $6,402,927 realized gain on the sale of investment related to the sale of Greenbacker Residential Solar Portfolio, Greenbacker Residential Solar Portfolio II, and assets included in the GEH Portfolio, a net change in unrealized appreciation of $5,730,739 was recorded of which $12,100,435 of unrealized appreciation related to the change in value of investments and $(52,248) of unrealized depreciation related to the change in value based upon changes in foreign currency exchange rates and $(6,317,448) of depreciation related to the change in value of swap contracts.
The (provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts was $(3,142,873) and $(6,307,218) for the three months ending March 31, 2021 and March 31, 2020, respectively. The provision is mainly derived from unrealized tax basis gains on the company’s investments offset by net operating losses incurred and investment tax credit carryforwards related to the company’s investments which, unlike for financial statement purposes under GAAP, are consolidated for tax purposes.
Changes in Net Assets from Operations
For the three months ended March 31, 2021 and March 31, 2020, we recorded a net increase in net assets resulting from operations of $3,725,682 and $10,631,788, respectively. The increase in net assets primarily relates to our net investment income earned during the period and unrealized appreciation related to the change in value of investments and swap contracts.
Dividend Coverage Ratio and Realized Gains
As further discussed below, towards the end of 2017, our investment advisor began to observe an increase in the opportunities to participate in projects that were largely similar to our operating assets in terms of the long-term risks, but which had the potential for additional returns if we could manage some additional risks in the early stages of the investment lifecycle. As a result, we determined that we should expand our investment capabilities to include four basic investment categories: operating assets, commercial operation date, notice to proceed, and special situations. Since then, in addition to acquiring operating assets, a substantial portion of our investment activity consists of acquiring pre-operational assets which we then fund through construction until such time as the assets are placed in service and start generating revenue. Depending on the circumstances, the construction process can take several months during which time we are not generating revenues from these investments, and are paying distributions on the capital raised to fund the investments. When determining the price to be paid for pre-operational assets, we perform a discounted cash flow analysis using conservative assumptions regarding the lifetime operating returns of the projects and incorporating the pre-operational period into our analysis. Through the construction period we continue to incur substantial operating expenses associated with owning and managing these investments, as well as pay distributions on the capital raised to fund the investments. Thus, from a near term financial perspective, the company’s financial statements and overall dividend coverage ratio is negatively impacted.
An analysis of the company’s dividend coverage ratio, including the impact of realized gains, is as follows:

Description	3/31/2021	2020	2019	2018	2017	2016
Net Investment Income (loss) before taxes	$(359,207)	$1,645,856	$4,213,800	$9,681,310	$7,459,040	$3,749,560
Shareholder Distributions (total including DRP)	$11,952,024	$31,038,522	$25,884,100	$17,738,130	$11,403,610	$6,717,870
Dividend Coverage Ratio (net investment income/total distributions)	(3.0)%	5.3%	16.3%	54.6%	65.4%	55.8%
Realized Gains (Loss)	$(72,149)	$7,830,550	$12,915,740	$—	$694,000	$—
Gross Dividend Coverage Ratio (Net Investment Income and Realized Gains/Total Shareholder Distributions)	(3.6)%	30.5%	66.2%	54.6%	71.5%	55.8%
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
1.Operating Assets – As a continuation of our initial strategy, the company will continue to invest in solar, wind and other alternative energy assets that are already in commercial operation and generating investment returns through the sale of contracted electricity and environmental attributes.
2.Commercial Operation Date (“COD”) – The company will also purchase assets that have been constructed by developers but have not been placed in service. Functionally these assets are generally ready to generate electricity and have reached a milestone known as the COD. While we have determined that a modest investment premium could be obtained by investing at COD, most importantly the term of the contracted cash flows is maximized through this strategy.

3.Notice to Proceed (“NTP”) – We further determined that we could invest in assets that had not yet been constructed but that had received substantially all of the permits necessary to begin construction, a milestone known as NTP. While potentially riskier than operating or COD projects due to the level of construction risk, we believe that the additional return associated with these projects more than compensates for the additional risk. Furthermore, when we invest in NTP assets we have the added benefit of having more control of equipment selection and implementation of construction best practices, which positively affects the long-term performance of our plants. With the continued growth of the renewable energy market, driven by increases in the level of Renewable Portfolio Standards in several states and the planned wind-down of federal tax incentives, we identified a significant number of NTP transactions coming to market and an opportunity to develop strong pipeline-type relationships with the developers of these projects. Besides increasing returns to investors, this has enabled management to substantially increase our access to a proprietary pipeline of sound projects.
4.Special Situations –We also determined there are market opportunities for selected projects driven by either technical or financial issues, either at the project or owner level, that can be relatively easily resolved by accessing the broad range of expertise we have in-house to deal with our day-to-day operations. Therefore, we determined that on a limited basis the company would seek investments that had these characteristics, since by resolving the issues we have the potential to generate above-market returns.
In order to execute on this strategy, management recognized the need to build a dedicated team of technical asset management professionals. Greenbacker Administration therefore began hiring a team of experienced engineers and construction managers, which enabled the company to expand our investment focus into these additional categories of investment. Having access to the technical expertise enabled the company to purchase operationally challenged solar and wind farms while having a sound financial understanding of the costs and time required to resolve the issues. Having an in-house team of technical asset management professionals increases our ability to extract revenue from aging solar assets through repowers and plant optimization. It also allows us to capitalize on the acquisition of “distressed” assets as the number of those assets exponentially increases over the coming years. Lastly, it enabled us to invest in earlier-stage projects where the projects were fully permitted but construction had not yet commenced. Having access to this level and breadth of expertise is a major competitive advantage for the company in the marketplace.
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
History of Distribution Coverage
2014 - 2018
During the period from April 2014, when we started raising capital, through the end of 2017, our investment strategy consisted wholly of purchasing operating renewable energy projects that were in service and generating income from the sale of electricity under long-term power purchase contracts. By investing exclusively in operating assets, the company was able to demonstrate steady improvement in distribution coverage through that period. This initial operational period also corresponded to a significant increase in assets under management, as well as the deployment of capital in income producing renewable energy operating assets. During 2018, the company began to expand its investment focus with the purchase of the Midway III project in September 2018. There were no assets under construction in 2017, whereas by December 31, 2018, the company’s investment portfolio included a total of $67 million of to-be-constructed assets. Given the substantial increase in non-income-generating assets, the distribution coverage ratio fell to 54.58% on average assets by December 31, 2018.
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
2020
As of December 31, 2020, total capital deployed in pre-operational and non-earning assets reached approximately $144 million which amounts to 26.0% of net assets, or 13.4% of the gross investment amount. In addition, Greenbacker Administration costs continued to increase due to the increase in specialist headcount to manage the construction and operational risks associated with these investment initiatives. These increased costs directly reduced the operating cash flows from project-level entities that would otherwise have been available to distribute to the company as dividend income. Consistent with 2019, as these projects commenced operations, any increase in the fair value of the project was recognized as an unrealized gain in the statement of operations, not as investment income. Thus, while costs incurred prior to operation reduce the dividend coverage ratio, any unrealized gains on the value of the project after reaching operations has no effect on the dividend coverage ratio.
2021
As of March 31, 2021, total capital deployed in pre-operational and non-earning assets reached approximately $222 million which amounts to 22.3% of net assets, or 15.1% of the gross investment amount. Additionally, as a result of the significant capital raised during the three months ending March 31, 2021, the Company has $315 million in investments in money market funds as of March 31, 2021 amounting to an additional 31.6% of our net assets, or 21.5% of our gross investment amounts. Consistent with historical trends, as these projects commenced operations, any increase in the fair value of the project was recognized as an unrealized gain in the statement of operations, not as investment income. Thus, while costs incurred prior to operation reduce the dividend coverage ratio, any unrealized gains on the value of the project after reaching operations has no effect on the dividend coverage ratio. While pre-operational assets continues to increase, from a near term financial perspective, the company’s financial statements and overall dividend coverage ratio is negatively impacted.
Demonstrating Value Creation Through Selected Asset Sales
During 2019 and continuing into 2020, we determined that the company would engage in a process of selling selected projects that it considered to be non-core investments, or for which there were compelling opportunities to sell at prices in excess of original cost.
In the three months ended March 31, 2021, the company did not have any sales.
During the year ended December 31, 2020, the company sold two operating portfolios and a portion of another operating portfolio. A discussion of the acquisition and sale process for the operating portfolios sold in 2020 are as follows:
Residential Solar Portfolios
Greenbacker Residential Solar Portfolio
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
Commercial Solar Portfolios
GEH Portfolio
Origination Process. In February 2015, the company purchased a portfolio of 13 commercial solar systems located in various states across the US from MP2 Capital and Blu Leaf Ventures, which we subsequently described as the “East to West Assets” included in the GEH Portfolio. These assets consisted of two 2.0 MWac commercial solar systems located in North Carolina. Then in December 2015 the company purchased a portfolio of two commercial solar systems from Heelstone Energy, LLC, including one 5.0 MWac system located in North Carolina, which was also added to the GEH Portfolio. All three projects were placed in service from 2011 to 2013, and sold 100% of the power produced to Duke Energy, an investment grade offtaker, through 15-20-year PPAs. The projects were accumulated as part of the process of adding affordable operating solar projects with solid offtakers to our portfolio in the very early phases of our investment activity.
Sale Process. In mid-2019, we began discussions with USF Holdings Corp. to sell 100% of our interest in the Raleigh Portfolio, which consisted of five projects in North Carolina, together with three of the projects in the GEH Portfolio located in North Carolina, all of which were selling power to Duke Energy. The transaction was structured with two separate closings, the first of which occurred in December 2019 in respect of the Raleigh Portfolio and the second in January 2020 in respect of the three projects from the GEH Portfolio. As these projects were nearing the 10-year mark of their remaining PPA terms, the company was looking to sell the Raleigh Portfolio and three projects from the GEH Portfolio to reinvest the proceeds into projects with longer-term contacted cash flows. The second close of the transaction, which included the three projects from the GEH Portfolio, occurred in January 2020.

Portfolio	Cost Basis of Investment	Sale Proceeds	Realized Gain (Loss)	Realized Gain (Loss)/Cost
Greenbacker Residential Solar Portfolios*	$34,788,444	$42,891,241	$8,102,797	23.3%
GEH Portfolio	$12,659,419	$11,084,803	$(1,574,616)	(12.4)%
*Updated for final proceeds after net working capital true up calculations.
Electricity Production by Our Investments
Between 2018 through the end of 2020, we observed a 187% year-over-year growth in annual total MWh production output across all renewable energy projects in our investment portfolio, resulting in a corresponding growth of revenues earned by our investments. This growth was due in large part to the increase in the capital we deployed in commercial solar and wind projects while increasing the diversification of our portfolio geographically, technologically and across various investment-grade offtakers. Also contributing to year-over-year growth was the purchase of our first biomass power plant asset in 2019, where we took advantage of a “special situation” investment opportunity and further increased the technology diversification within our portfolio.
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

The most significant growth by segment over the last three years was in wind, with a 247% increase in annual MWh production from 2018 through 2020. This increase is largely due to our 42.5 MW operating wind farm in Iowa and our 30.8 MW operating wind farm in Minnesota, both of which are included in Greenbacker Wind Portfolio - Holdco and were acquired in late 2019. Commercial solar achieved an increase of 106% in annual MWh production over the last three years. Also, at the end of 2020, we had 49 commercial solar assets under construction, and one wind asset under construction, which are expected to increase in value as a result of the growth in production and revenues of our portfolio in 2021 and beyond.
For the three months ended March 31, 2021 and March 31, 2020, the total megawatt hours produced across all renewable energy projects in our investment portfolio were 324,470 MWh and 231,239 MWh respectively. We observed growth of 40% from the first quarter of 2020 to the first quarter of 2021. The most significant growth by segment for the first three months of 2021 as compared to the first three months of 2020 was in commercial solar. This increase of 137% YoY was largely due to the Turquoise Solar project included in the Other Commercial Solar Portfolio which comprises 61.2 MW in Nevada and 124.9 MW of operating assets that turned on throughout 2020 and into 2021 within the Trillium Portfolio.

MWh by Segment	Three months ended March 31, 2021	Three months ended March 31, 2020	Twelve months ended December 31, 2020	Twelve months ended December 31, 2019
Commercial Solar	112,373	47,320	287,867	245,015
Residential Solar	—	3,961	4,058	32,934
Wind	188,717	155,894	606,725	271,118
Biomass	23,380	24,064	92,241	67,892
Total	324,470	231,239	990,891	616,959

MWh by Segment
2019
2020
YTD Q1 2020
YTD Q1 2021
700,000
600,000
500,000
400,000
300,000
200,000
100,000
0
Commercial Solar
Residential Solar
Wind
Biomass

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

Period		Class
From	To	A	C	I	P-A		P-I	P-S	P-T	P-D
25-Apr-14	4-Nov-15	$10.00	$9.58	$9.19	N/A		N/A	N/A	N/A	N/A
5-Nov-15	4-Feb-16	$10.02	$9.60	$9.21	N/A		N/A	N/A	N/A	N/A
5-Feb-16	5-May-16	$10.05	$9.62	$9.23	N/A		N/A	N/A	N/A	N/A
6-May-16	3-Aug-16	$10.07	$9.64	$9.25	$9.59		$8.81	N/A	N/A	N/A
4-Aug-16	6-Nov-16	$10.23	$9.79	$9.39	$9.79		$8.95	N/A	N/A	N/A
7-Nov-16	7-Feb-17	$10.28	$9.58	$9.45	$9.78		$8.83	N/A	N/A	N/A
8-Feb-17	4-May-17	$10.22	$9.53	$9.39	$9.70		$8.76	N/A	N/A	N/A
5-May-17	17-May-17	$10.17	$9.48	$9.34	$9.70		$8.69	N/A	N/A	N/A
18-May-17	3-Aug-17	$9.74	$9.07	$8.94	$9.70		$8.69	N/A	N/A	N/A
4-Aug-17	2-Nov-17	$9.72	$9.08	$8.93	N/A		$8.73	N/A	N/A	N/A
3-Nov-17	5-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75	N/A	N/A	N/A
6-Feb-18	6-May-18	$9.78	$9.09	$8.98	$9.65	*	$8.81	N/A	N/A	N/A
7-May-18	2-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84	N/A	N/A	N/A
3-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90	N/A	N/A	N/A
1-Nov-18	6-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89	N/A	N/A	N/A
7-Feb-19	6-May-19	$9.63	$9.01	$8.84	$9.50	**	$8.76	N/A	N/A	N/A
7-May-19	1-Aug-19	N/A	N/A	N/A	N/A		$8.76	N/A	N/A	N/A
2-Aug-19	8-Nov-19	N/A	N/A	N/A	N/A		$8.77	N/A	N/A	N/A
9-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93	N/A	N/A	N/A
20-Mar-20	18-May-20	N/A	N/A	N/A	N/A		$8.90	N/A	N/A	N/A
19-May-20	20-Aug-20	N/A	N/A	N/A	N/A		$8.95	N/A	N/A	N/A
21-Aug-20	1-Nov-20	N/A	N/A	N/A	N/A		$9.02	N/A	N/A	N/A
2-Nov-20	31-Jan-21	N/A	N/A	N/A	$9.42		$9.02	$9.02	$9.02	$9.02
1-Feb-21	26-Feb-21	N/A	N/A	N/A	$9.38		$8.96	$9.00	$9.00	$9.00
1-Mar-21	31-Mar-21	N/A	N/A	N/A	$9.44		$9.02	$9.00	$9.00	$9.00
1-Apr-21	30-Apr-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
3-May-21	-	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
*     Effective April 16, 2018
**    Ceased February 8, 2019 and recommenced as of November 2, 2020
Liquidity and Capital Resources
As of March 31, 2021, and December 31, 2020, the company had $8,947,086 and $4,675,836 in cash and restricted cash, respectively. Our current cash balance is generally reflective of the cash necessary to fund normal operations. In 2021, we anticipate continuing to (1) increase our draw on current financing facilities; (2) enter into new financing arrangements and (3) raise additional equity through our current private placement. We use our cash and additional liquidity facilities to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:
•the net proceeds from the current offering;
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
Operating entities of the company, which are accounted for as investments using fair value in the company’s consolidated financial statements under ASC 820, had approximately $355,465,282 and $416,963,053 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the Eagle Valley Biomass, GB Wind HoldCo, GEH, Greenbacker Wind Holdings II, Other Commercial Solar and Trillium Portfolios as of March 31, 2021 and December 31, 2020, respectively.
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
Regarding the Credit Facility, the company has entered into six separate interest rate swap agreements. The first swap, effective July 29, 2016, has an initial notional amount of $4,300,000 to swap the floating-rate interest payments on the original facility 1 term loan for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap, with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,900,650, was used to swap the floating-rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.26%. The third swap, with a trade date of January 11, 2018 and an effective date of December 31, 2018 and an initial notional amount of $29,624,945 was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The fourth swap, with a trade date of February 7, 2018 and an effective date of December 31, 2018 and an initial notional amount of $4,180,063, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fifth swap, with a trade date of January 2, 2019 and an effective date of September 30, 2019 and an initial notional amount of $38,203,507, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%.  The sixth swap, with a trade date of February 19, 2021, an effective date of February 26, 2021 and an initial notional amount of

$7,068,965, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 1.64%.
If an event of default shall occur and be continuing under the New Credit Facility, the commitments under the New Credit Facility may be terminated and the principal amount outstanding under the New Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
On December 6, 2019 the company entered into a $15,000,000 revolving letter of credit facility agreement (“LC Facility”) with Fifth Third Bank. On January 30, 2020 the amount of $5.6 million was drawn down. On March 18, 2020 a repayment of $1.9 million was made, reducing the outstanding balance of the facility. On June 9, 2020 a repayment of the remaining outstanding balance occurred. In October 2020, the LC Facility agreement was amended to increase the aggregate principal amount to $22,500,000. On April 1, 2021, the LC Facility agreement was amended to maintain cash collateral in an amount equal to 100% of the outstanding obligation. The LC Facility matures on June 6, 2021, at which time any outstanding letters of credit will be due.
The weighted average interest rate on all notes payable outstanding at the company’s operating entities was 3.36% as of March 31, 2021.
The following table summarizes the notes payable balances of the company and its investment entities as of March 31, 2021:

	Interest Rates
	Range	Weighted Average	Maturity Dates	March 31, 2021
Fixed rate notes payable	1.905%–9.088%	1.92%	8/30/2021-09/29/2049	$35,303,073
Floating rate notes payable	2.825%–4.250%	3.48%	06/30/2022-12/29/2044	409,061,407
				$444,364,480
The principal payments due on the notes payable for the company and its investment entities for each of the next five years ending December 31, and thereafter, including amounts expected to be drawn down on existing commitments, are as follows:

Year ending December 31:	Principal Payments
2021	17,042,576
2022	28,441,913
2023	22,219,541
2024	22,316,463
2025	87,497,917
Thereafter	266,846,070
$444,364,480
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
Hedging Activities
In regard to the New Credit Facility, the company has entered into six separate interest rate swap agreements. The first swap, effective July 29, 2016, has an initial notional amount of $4,300,000 to swap the floating-rate interest payments on the original facility 1 term loan for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap, with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,900,650, was used to swap the floating-rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.26%. The third swap, with a trade date of January 11, 2018 and an effective date of December 31, 2018 and an initial notional amount of $29,624,945, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%.
The fourth swap, with a trade date of February 7, 2018 and an effective date of December 31, 2018 and an initial notional amount of $4,180,063 was used to swap the floating rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fifth swap, with a trade date of January 2, 2019 and an effective date of September 30, 2019 and an initial notional amount of $38,203,507, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%. The sixth swap, with a trade date of February 19, 2021, an effective date of February 26, 2021 and an initial notional amount of $7,068,965, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 1.64%.
In regard to our investment in the Canadian Northern Lights assets included in the Other Commercial Solar Portfolio, with 79 solar assets located in and around Toronto, Ontario, Canada, we have foreign currency risk related to our revenue and operating expenses, which are denominated in Canadian Dollars as opposed to U.S. Dollars. While we are currently of the opinion that the currency fluctuation between the Canadian and U.S. Dollar will not have a material impact on our operating results, we may in the future hedge this risk through the use of currency swap transactions or other financial instruments if the impact on our results of operations becomes material.
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
Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our Board of Directors, as appropriate. If GCM retains any sub-advisor, our Advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our Advisor will oversee the performance of any sub-advisor, our Advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of March 31, 2021, no sub-advisors have been retained by GCM.
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
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Borrowings under the GREC EH Credit Facilities are secured by the assets, cash, agreements and equity interests in GREC HoldCo and its subsidiaries. The LLC and GREC are guarantors of GREC HoldCo’s obligations under the GREC EH Credit Facilities. Pursuant to various loan agreements between the operating entities of the company and various lenders, the operating entities have pledged all operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans, with maturity dates ranging from January 2021 through September 2049. The amount of the unsecured guaranty on the outstanding principal of the GREC EH Credit Facility is approximately $89 million as of March 31, 2021.
Investment in To-Be-Constructed Assets
Pursuant to various engineering, procurement and construction contracts to which twenty-six entities of the company are individually a party, the entities, and indirectly the company, has committed an outstanding balance of approximately $257.6 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2021 into 2022. In addition, pursuant to various membership interest purchase agreements to which the company's operating entities are individually a party, the operating entities, and indirectly the company through the pledge of parent company guarantees, have committed an outstanding balance of approximately $315.2 million as of March 31, 2021 to complete the closing pursuant to the membership interest purchase agreements. The company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.
Renewable Energy Credit
For certain solar power systems in the GEH, Other Commercial Solar, Greenbacker Wind Holdings II and Trillium Portfolios (the “Portfolios”), the company has received incentives in the form of RECs. In certain cases, the Portfolios have entered into fixed-price, fixed volume forward sale transactions to monetize these RECs for specific entities. If we are unable to satisfy the transaction requirements due to lack of production, we may have to purchase RECs on the spot market and/or pay specified replacement cost damages. Based upon current production projections, we do not expect a requirement to purchase RECs to fulfill our current REC sales contracts. If RECs earned by the Portfolios are not sold on a forward basis, they are sold in the spot market, with revenue recorded in the accounts of the underlying investment when received.
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
If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of March 31, 2021, GREC and/or the company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of March 31, 2021.
Pledge of Parent Company Guarantees

Pursuant to various contracts in which the company has provided a parent company guarantee, excluding those discussed above, the operating entities, and indirectly the company, has committed $111.6 million in unsecured guarantees, in the event of a default at the underlying entity as of March 31, 2021.
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
Distributions will be made on all classes of our shares at the same time. The cash distributions with respect to the Class C, P-S and P-T shares are lower than the cash distributions with respect to Class A, I, P-A, P-I and P-D shares because of the distribution fee relating to Class C, P-S and P-T shares, which will be allocated as a Class-specific charge. Amounts distributed to each class will be allocated among the holders of our shares in such class in proportion to their shares.
Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Cash from operations	$—	$1,598,905
Offering proceeds	8,066,157	5,511,620
Total Cash Distributions	$8,066,157	$7,110,525
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following qualitative disclosures regarding our market risk exposures — except for (i) those disclosures that are statements of historical fact; and (ii) the descriptions of how we, along with our Advisor, manage our primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our primary market risk exposures as well as the strategies used and to be used by the Advisor managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of our risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to our risk exposures and risk management strategies. There can be no assurance that our current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all their investment in the shares.
We anticipate that our primary market risks will be related to commodity prices, the credit quality of our counterparties and project companies and market interest rates. We will seek to manage these risks while, at the same time, seeking to provide an opportunity for members to realize attractive returns through ownership of our shares.
Commodity price risk
Investments in renewable energy and energy efficiency projects and businesses expose us to volatility in the market prices of electricity. To stabilize our revenue, we generally expect our projects will have PPAs with local utilities and offtakers that ensure that all or most of electricity generated by each project will be purchased at the contracted price. In the event any electricity is not purchased by the offtaker or the energy produced exceeds the offtaker’s capacity, we generally will sell that excess energy to the local utility or another suitable counterparty, which would ensure revenue is generated for all electricity produced. We may be exposed to the risk that the offtaker will fail to perform under the PPA, with the result that we will have to sell our electricity at the market price, which could be disadvantageous.
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

Item 4. Controls and Procedures
Disclosure Controls
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, and determined that the disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the LLC’s annual report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2021, the company sold 83,621 Class P-A shares, 17,027,155 Class P-I shares, 111,048 Class P-D shares, 15,741 Class P-T shares and 33,396,467 Class P-S shares under a private placement memorandum. During the year ended December 31, 2020, the company sold 37,155 Class P-A shares and 16,112,855 Class P-I shares under a private placement memorandum.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*
Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on December 11, 2012)

3.2*
Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated November 17, 2020 (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on November 17, 2020)

10.1**	Addendum to the Third Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated May 9, 2021

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

24.1*	Power of Attorney (included on the signature page hereto)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 14, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements
*Filed previously.
**    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2021	By	/s/ Charles Wheeler
Charles Wheeler Chief Executive Officer and Director (Principal Executive Officer) Greenbacker Renewable Energy Company LLC

Date: May 14, 2021	By	/s/ Richard C. Butt
Richard C. Butt Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC