Form 10-Q
period 2021-06-30
Greenbacker Renewable Energy Co LLC
filed 2021-08-13
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-55610
GREENBACKER RENEWABLE ENERGY COMPANY LLC
(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0872648
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
230 Park Avenue, Suite 1560
New York, NY 10169
Tel (646) 556-6611
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
As of August 6, 2021, the registrant had 136,828,449 shares of common interests, $0.001 par value, outstanding.

TABLE OF CONTENTS

i

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments in controlled/affiliated portfolios, at fair value (cost of $889,887,590 and $523,846,720, respectively)	$999,688,624	$611,482,307
Investments in non-controlled/non-affiliated portfolios, at fair value (cost of $44,428,817 and $37,327,690, respectively)	44,428,817	37,327,690
Investments in money market funds, at fair value (cost of $98,755,592 and $11,172,727, respectively)	98,755,592	11,172,727
Cash and cash equivalents	35,807,508	4,675,836
Restricted cash	29,801,936	—
Shareholder contribution receivable	1,191,310	6,418,454
Dividend receivable	8,541,126	7,181,629
Investment sales receivable	—	4,759,184
Return of capital receivable	1,147,918	2,159,762
Other assets	5,501,854	3,198,872
Total assets	$1,224,864,685	$688,376,461

LIABILITIES
Swap contracts, at fair value	$7,090,676	$9,750,909
Deferred tax liabilities, net of allowance	24,759,051	17,868,138
Payable for investments purchased	2,688,644	4,451,570
Term note payable, net of financing costs	82,876,279	86,501,654
Management fee payable	1,815,730	1,055,600
Performance participation fee payable	1,312,309	3,540,052
Accounts payable and accrued expenses	1,125,464	581,632
Due to Advisor	1,244,639	1,751
Shareholder distributions payable	5,669,444	2,984,521
Interest payable	—	8,772
Payable for repurchases of common stock	6,380,160	5,948,128
Deferred sales commission payable	3,977,395	131,875
Total liabilities	$138,939,791	$132,824,602

Commitments and contingencies (See Note 2. Significant Accounting Policies, Note 5. Related Party Agreements and Transaction Agreements, and Note 9. Commitments and Contingencies)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$—	$—
Common stock, par value, $.001 per share, 350,000,000 authorized; 123,592,121 and 62,870,347 shares issued and outstanding, respectively	123,592	62,870
Paid-in capital in excess of par value	1,095,276,532	550,896,111
Accumulated gains (losses)*	(9,475,230)	4,592,878
Total common members’ equity	1,085,924,894	555,551,859
Special unitholder’s equity	—	—
Total members’ equity (net assets)	1,085,924,894	555,551,859
Total liabilities and equity	$1,224,864,685	$688,376,461

Net assets, Class A (shares outstanding of 16,686,555 and 16,844,129, respectively)	$141,269,797	$144,978,110
Net assets, Class C (shares outstanding of 2,755,488 and 2,734,661, respectively)	22,694,571	22,836,128
Net assets, Class I (shares outstanding of 6,543,180 and 6,526,001, respectively)	55,394,464	56,156,327
Net assets, Class P-A (shares outstanding of 559,197 and 55,264, respectively)	4,860,117	480,799
Net assets, Class P-D (shares outstanding of 151,230 and nil, respectively)	1,348,651	—
Net assets, Class P-I (shares outstanding of 62,579,936 and 36,710,292, respectively)	557,846,331	331,100,495
Net assets, Class P-S (shares outstanding of 34,208,597 and nil, respectively)	301,581,640	—
Net assets, Class P-T (shares outstanding of 107,938 and nil, respectively)	929,323	—
Total common members’ equity	$1,085,924,894	$555,551,859
*Accumulated deficit, accumulated net realized gain on investments, and accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes, foreign currency translation, and swap contracts are included in accumulated gains (losses).
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$9,737,275	$4,871,338	$14,989,938	$10,079,128
Interest income	—	—	—	4,579
Total investment income from controlled, affiliated investments	$9,737,275	$4,871,338	$14,989,938	$10,083,707

Investment income from non-controlled, non-affiliated investments:
Interest income	969,668	700,423	1,915,678	1,425,711
Total investment income	$10,706,943	$5,571,761	$16,905,616	$11,509,418

Operating expenses:
Management fee expense	5,429,242	2,451,031	9,504,745	4,850,784
Audit and tax expense	412,454	296,499	995,061	708,324
Interest and financing expenses	737,912	776,502	1,460,472	1,506,218
General and administration expenses	165,519	67,289	339,492	133,337
Performance participation fee	1,312,309	—	1,312,309	—
Legal expenses	134,405	33,702	220,706	224,063
Directors fees and expenses	116,710	89,023	226,190	184,002
Insurance expense	48,172	44,831	96,344	79,362
Transfer agent expense	154,418	114,193	302,364	232,294
Other expenses *	789,982	507,751	1,401,320	801,189
Total expenses	9,301,123	4,380,821	15,859,003	8,719,573
Net investment income before taxes	1,405,820	1,190,940	1,046,613	2,789,845
(Benefit from) income taxes	(2,123,117)	(2,415,708)	(3,492,411)	(5,647,572)
Franchise tax expense	126,085	26,382	126,085	51,811
Net investment income	3,402,852	3,580,266	4,412,939	8,385,606

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized (loss) gain on investments	(129,313)	(59,767)	(201,462)	6,343,160
Net change in unrealized appreciation (depreciation) on:
Investments	19,953,676	11,623,195	22,125,124	23,723,630
Foreign currency translation	20,181	51,183	40,323	(1,065)
Swap contracts	(1,078,794)	(455,524)	2,660,233	(6,772,972)
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(7,240,450)	(3,455,132)	(10,383,323)	(9,762,350)
Net increase in net assets resulting from operations	14,928,152	11,284,221	18,653,834	21,916,009
Net decrease in net assets attributed to special unitholder	—	(2,660,408)	—	(5,347,867)
Net increase in net assets attributed to common members	$14,928,152	$8,623,813	$18,653,834	$16,568,142

Common stock per share information —basic and diluted:
Net investment income	$0.03	$0.07	$0.04	$0.17
Net increase in net assets attributed to common members	$0.13	$0.17	$0.18	$0.33
Weighted average common shares outstanding	118,813,320	50,720,360	102,466,063	49,856,024
* For the three and six months ended June 30, 2021, Other expenses includes $604,675 and $1,098,491 of net realized losses on swap contracts, respectively. For the three and six months ended June 30, 2020, Other expenses includes $456,676 and $655,923 of net realized losses on swap contracts, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the six months ended June 30, 2021
(unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common members’ equity	Total members’ equity (net assets)
Balances December 31, 2020	62,870,347	$62,870	$550,896,111	$(60,708,055)	$18,141,632	$55,759,375	$(108,971)	$(8,491,103)	$555,551,859	$555,551,859
Proceeds from issuance of common stock, net	50,634,032	50,635	455,771,849	—	—	—	—	—	455,822,484	455,822,484
Issuance of common stock under distribution reinvestment plan	181,245	181	1,549,824	—	—	—	—	—	1,550,005	1,550,005
Repurchases of common stock	(490,835)	(491)	(4,298,147)	—	—	—	—	—	(4,298,638)	(4,298,638)
Offering costs	—	—	(1,513,488)	—	—	—	—	—	(1,513,488)	(1,513,488)
Deferred sales commissions	—	—	—	(4,024,725)	—	—	—	—	(4,024,725)	(4,024,725)
Shareholder distributions	—	—	—	(11,952,024)	—	—	—	—	(11,952,024)	(11,952,024)
Net investment income	—	—	—	1,010,087	—	—	—	—	1,010,087	1,010,087
Net realized gain (loss) on investments	—	—	—	—	(72,149)	—	—	—	(72,149)	(72,149)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	2,171,448	—	—	2,171,448	2,171,448
Net change in unrealized appreciation (depreciation) on foreign currency translation	—	—	—	—	—	—	20,142	—	20,142	20,142
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	—	—	—	—	3,739,027	3,739,027	3,739,027
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(3,142,873)	—	—	(3,142,873)	(3,142,873)
Balances at March 31, 2021	113,194,789	$113,195	$1,002,406,149	$(75,674,717)	$18,069,483	$54,787,950	$(88,829)	$(4,752,076)	$994,861,155	$994,861,155
Proceeds from issuance of common stock, net	10,853,534	10,853	96,997,808	—	—	—	—	—	97,008,661	97,008,661
Issuance of common stock under distribution reinvestment plan	278,757	279	2,411,428	—	—	—	—	—	2,411,707	2,411,707
Repurchases of common stock	(734,959)	(735)	(6,475,673)	—	—	—	—	—	(6,476,408)	(6,476,408)
Offering costs	—	—	(63,180)	—	—	—	—	—	(63,180)	(63,180)
Deferred sales commissions	—	—	—	(128,643)	—	—	—	—	(128,643)	(128,643)
Shareholder distributions	—	—	—	(16,616,550)	—	—	—	—	(16,616,550)	(16,616,550)
Net investment income	—	—	—	3,402,852	—	—	—	—	3,402,852	3,402,852
Net realized gain (loss) on investments	—	—	—	—	(129,313)	—	—	—	(129,313)	(129,313)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	19,953,676	—	—	19,953,676	19,953,676
Net change in unrealized appreciation (depreciation) on foreign currency translation	—	—	—	—	—	—	20,181	—	20,181	20,181
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	—	—	—	—	(1,078,794)	(1,078,794)	(1,078,794)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(7,240,450)	—	—	(7,240,450)	(7,240,450)
Balances at June 30, 2021	123,592,121	$123,592	$1,095,276,532	$(89,017,058)	$17,940,170	$67,501,176	$(68,648)	$(5,830,870)	$1,085,924,894	$1,085,924,894

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the six months ended June 30, 2020
(unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common members’ equity	Special unitholder	Total members’ equity (net assets)
Balances December 31, 2019	47,889,610	$47,890	$416,611,769	$(38,477,220)	$11,963,784	$22,672,301	$(200,990)	$(3,877,882)	$408,739,652	$6,897,808	$415,637,460
Proceeds from issuance of common stock, net	1,874,392	1,874	16,694,020	—	—	—	—	—	16,695,894	—	16,695,894
Issuance of common stock under distribution reinvestment plan	205,060	205	1,758,881	—	—	—	—	—	1,759,086	—	1,759,086
Repurchases of common stock	(214,035)	(214)	(1,847,412)	—	—	—	—	—	(1,847,626)	—	(1,847,626)
Proceeds from shares transferred	(254)	—	—	—	—	—	—	—	—	—	—
Shareholder distributions	—	—	—	(7,171,159)	—	—	—	—	(7,171,159)	—	(7,171,159)
Distributions to special unitholder	—	—	—	—	—	—	—	—	—	(1,124,000)	(1,124,000)
Net investment income (loss)	—	—	—	4,805,340	—	—	—	—	4,805,340	—	4,805,340
Net realized gain on investments	—	—	—	—	4,750,225	—	—	—	4,750,225	1,652,702	6,402,927
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	9,802,188	—	—	9,802,188	2,298,247	12,100,435
Net change in unrealized appreciation (depreciation) on foreign currency translation	—	—	—	—	—	—	(52,248)	—	(52,248)	—	(52,248)
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	—	—	—	—	(5,053,958)	(5,053,958)	(1,263,490)	(6,317,448)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(6,307,218)	—	—	(6,307,218)	—	(6,307,218)
Balances at March 30, 2020	49,754,773	$49,755	$433,217,258	$(40,843,039)	$16,714,009	$26,167,271	$(253,238)	$(8,931,840)	$426,120,176	$8,461,267	$434,581,443
Proceeds from issuance of common stock, net	3,556,523	3,557	31,534,026	—	—	—	—	—	31,537,583	—	31,537,583
Issuance of common stock under distribution reinvestment plan	194,371	194	1,662,041	—	—	—	—	—	1,662,235	—	1,662,235
Repurchases of common stock	(339,571)	(340)	(2,925,974)	—	—	—	—	—	(2,926,314)	—	(2,926,314)
Proceeds from shares transferred	—	—	—	—	—	—	—	—	—	—	—
Shareholder distributions	—	—	—	(7,157,841)	—	—	—	—	(7,157,841)	—	(7,157,841)
Distributions to special unitholder	—	—	—	—	—	—	—	—	—	(2,179,116)	(2,179,116)
Net investment income (loss)	—	—	—	3,580,266	—	—	—	—	3,580,266	—	3,580,266
Net realized gain on investments	—	—	—	—	(59,767)	—	—	—	(59,767)	—	(59,767)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	8,871,682	—	—	8,871,682	2,751,513	11,623,195
Net change in unrealized appreciation (depreciation) on foreign currency translation	—	—	—	—	—	—	51,183	—	51,183	—	51,183
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	—	—	—	—	(364,419)	(364,419)	(91,105)	(455,524)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(3,455,132)	—	—	(3,455,132)	—	(3,455,132)
Balances at June 30, 2020	53,166,096	$53,166	$463,487,351	$(44,420,614)	$16,654,242	$31,583,821	$(202,055)	$(9,296,259)	$457,859,652	$8,942,559	$466,802,211
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Operating activities:
Net increase in net assets from operations	$18,653,834	$21,916,009
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	468,591	113,060
Purchase of investments	(485,026,711)	(168,276,705)
Return of capital	107,726,383	78,696,022
Proceeds from principal payments and sales of investments	3,956,869	53,718,660
Purchase of money market funds, net	(87,582,865)	(1,228,797)
Net realized loss (gain) on investments	201,462	(6,343,160)
Net change in unrealized (appreciation) on investments	(22,125,124)	(23,723,630)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(40,323)	1,065
Net change in unrealized (appreciation) depreciation on swap contracts	(2,660,233)	6,772,972
Deferred tax expense	6,890,913	4,114,778
(Increase) decrease in other assets:
Receivable for investments sold	4,759,184	21,866,770
Receivable for return of capital	1,011,844	(800,000)
Dividend receivable	(1,359,497)	(852,499)
Other assets	(2,302,982)	(1,348,319)
Increase (decrease) in other liabilities:
Payable for investments purchased	(1,762,926)	(6,279,198)
Management fee payable	760,130	343,415
Performance participation fee payable	(2,227,743)	—
Accounts payable and accrued expenses	543,832	127,508
Interest payable	(8,772)	2,945
Net cash (used in) provided by operating activities	(460,124,134)	(21,179,104)

Financing activities:
Borrowings on credit facility and term note	—	17,166,651
Paydowns on credit facility and term note	(4,093,966)	(13,702,100)
Payments of financing costs	—	(274,266)
Proceeds from issuance of shares of common stock, net	558,481,049	45,287,437
Distributions paid	(22,344,699)	(10,898,563)
Offering costs	(333,780)	—
Deferred sales commissions	(307,848)	—
Repurchases of common stock	(10,343,014)	(3,914,955)
Distribution to special unitholder	—	(3,303,116)
Net cash provided by financing activities	521,057,742	30,361,088

Net (decrease) increase in cash and cash equivalents	60,933,608	9,181,984
Cash, cash equivalents and restricted cash, beginning of period	4,675,836	4,081,470
Cash, cash equivalents and restricted cash, end of period	$65,609,444	$13,263,454

Reconciliation of cash, cash equivalents and restricted cash per the Consolidated Statements of Assets and Liabilities
Cash and cash equivalents	$35,807,508	$13,263,454
Restricted cash	29,801,936	—
Total cash, cash equivalents and restricted cash	$65,609,444	$13,263,454

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$863,837	$1,575,881
Shareholder receivable from sale of common stock	$1,191,310	$4,157,181
Due to Advisor for offering costs	$1,244,639	$—
Deferred sales commission payable	$3,977,395	$—
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
June 30, 2021
(unaudited)

Investments in controlled/affiliated Portfolios (f)	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States- Not readily marketable

Battery Storage
Pacifica Portfolio (e)			100% Ownership	$10,905,603	$10,442,652	1.0%
Total Battery Storage - 1.00%				$10,905,603	$10,442,652	1.0%

Biomass
Eagle Valley Biomass Portfolio			100% Ownership	$23,686,352	$16,596,323	1.5%
Total Biomass - 1.5%				$23,686,352	$16,596,323	1.5%

Commercial Solar
Celadon Portfolio (e)			100% Ownership or Managing Member, Equity Owner	$68,219,251	$82,732,591	7.6%
GEH Portfolio			100% Ownership or Managing Member, Equity Owner	148,668,556	157,429,928	14.5%
Ponderosa Portfolio (e)			100% Ownership	41,188,067	54,059,786	5.0%
Sego Lily - Solar Portfolio (e)			100% Ownership or Managing Member, Equity Owner	64,147,574	82,049,916	7.6%
Trillium Portfolio			Managing Member, Equity Owner	78,351,345	105,575,759	9.7%
Other Commercial Solar (d)(e)			100% Ownership or Managing Member, Equity Owner	141,729,946	160,557,437	14.8%
Total Commercial Solar - 59.2%				$542,304,739	$642,405,417	59.2%

Wind
Sego Lily - Wind Portfolio (e)			Managing Member, Equity Owner	$123,973,295	$133,044,848	12.3%
Greenbacker Wind Holdings II (e)			100% Ownership or Managing Member, Equity Owner	77,086,512	90,080,704	8.3%
Greenbacker Wind Portfolio - HoldCo			100% Ownership	78,526,508	74,872,969	6.9%
Other Wind Investments			100% Ownership	9,550,000	8,717,057	0.8%
Total Wind - 28.3%				$289,136,315	$306,715,578	28.3%

Other Investments
Other Portfolios			(c)	23,161,484	22,841,113	2.1%
Total Other Investments - 2.1%				$23,161,484	$22,841,113	2.1%

Energy Efficiency in the United States
Other Energy Efficiency Portfolios			(b)	$693,097	$687,541	0.1%
Total Energy Efficiency - 0.1%				$693,097	$687,541	0.1%
Total Investments in controlled/affiliated Portfolios				$889,887,590	$999,688,624	92.2%

Investments in non-controlled/non-affiliated Portfolios
Secured Loans - Not readily marketable
Encore Loan	10.00%	9/30/2021	$5,000,680	$6,705,910	$6,705,910	0.6%
Hudson Loan	8.00%	11/30/2021	9,945,275	7,366,796	7,366,796	0.7%
Hudson II Loan	8.00%	11/30/2021	3,923,873	5,269,267	5,269,267	0.5%
New Market Loan	9.00%	12/31/2021	5,000,000	5,007,350	5,007,350	0.5%
Shepherd's Run Loan	8.00%	9/30/2022	6,322,590	6,322,590	6,322,590	0.6%
SE Solar Loan	9.00%	12/31/2021	5,000,000	5,008,304	5,008,304	0.5%
TUUSSO Loan	8.00%	8/31/2021	3,763,556	8,748,600	8,748,600	0.8%
Total Secured Loans - Not readily marketable - 4.2%				$44,428,817	$44,428,817	4.2%
Total Investments in non-controlled/non-affiliated Portfolios				$44,428,817	$44,428,817	4.2%

Investments in Money Market Funds
Fidelity Government Portfolio - Class I			$24,713,897	$24,713,897	$24,713,897	2.3%
First American Government Obligations Fund - Class X			24,713,896	24,713,896	24,713,896	2.3%
Invesco Government & Agency Portfolio - Institutional Class			7	7	7	0.0%
JPMorgan US Government Money Market Fund - Class L			24,663,896	24,663,896	24,663,896	2.3%
Wells Fargo Treasury Plus Money Market Fund - Institutional Class			24,663,896	24,663,896	24,663,896	2.3%

Total Investments in Money Market Funds - 9.2%	98,755,592	98,755,592	9.2%

TOTAL INVESTMENTS: 105.6%	$1,033,071,999	$1,142,873,033	105.6%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: (5.6)%		(56,948,139)	(5.6)%
TOTAL NET ASSETS: 100%		$1,085,924,894	100.0%
(a)Percentages are based on net assets of $1,085,924,894 as of June 30, 2021.
(b)Includes capital leases and secured loans.
(c)Includes pre-acquisition and due diligence expenses.
(d)Includes the Canadian Northern Lights assets, which are located outside of the United States of America and are a Capital Stock investment.
(e)Includes assets that have not reached COD.
(f)Refer to Note 3. Investments for discussion on the consolidation of certain underlying portfolios within this Consolidated Schedules of Investments.
Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	$2,890,556	$(646)	$—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	16,301,679	(1,066,086)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	24,634,774	(2,441,362)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	3,588,902	(456,434)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.668%	Monthly	12/31/2034	33,164,994	(2,972,316)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.642%	Monthly	6/30/2040	5,470,629	(153,832)	—
							$(7,090,676)	$—
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
December 31, 2020

Investments in controlled/affiliated portfolios (f)	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets(a)
Limited Liability Company Member Interests in the United States- Not readily marketable
Battery Storage
Pacifica Portfolio			100% Ownership	$8,839,235	$8,839,235	1.6%
Total Battery Storage - 1.6%				$8,839,235	$8,839,235	1.6%

Biomass
Eagle Valley Biomass Portfolio			100% Ownership	$23,236,352	$23,236,352	4.2%
Total Biomass - 4.2%				$23,236,352	$23,236,352	4.2%

Commercial Solar
GEH Portfolio			100% Ownership or Managing Member, Equity Owner	$114,253,479	$124,637,707	22.4%
Magnolia Sun Portfolio			100% Ownership or Managing Member, Equity Owner	33,008,559	36,904,011	6.6%
Other Commercial Solar (d) (e)			100% Ownership or Managing Member, Equity Owner	67,933,619	70,814,994	12.7%
Sego Lily - Solar Portfolio (e)			100% Ownership	29,178,404	62,135,652	11.2%
Trillium Portfolio (e)			Managing Member, Majority Equity Owner	83,219,738	105,913,033	19.1%
Total Commercial Solar - 72.0%				$327,593,799	$400,405,397	72.0%

Wind
Greenbacker Wind Holdings II			100% Ownership or Managing Member, Equity Owner	$33,834,320	$35,839,967	6.5%
Greenbacker Wind Portfolio - HoldCo			100% Ownership	73,244,891	75,013,771	13.5%
Greenbacker Wind Portfolio - Maine (e)			100% Ownership	12,704,196	23,758,084	4.3%
Other Wind Investments			100% Ownership or Managing member, Majority Equity Owner	19,986,133	20,356,806	3.7%
Total Wind - 28.0%				$139,769,540	$154,968,628	28.0%

Other Investments
Other Portfolios			(c)	$23,669,446	$23,291,114	4.2%
Total Other Investments - 4.2%				$23,669,446	$23,291,114	4.2%

Energy Efficiency in the United States
Other Energy Efficiency Portfolios			(b)	$738,348	$741,581	0.2%
Total Energy Efficiency - 0.2%				$738,348	$741,581	0.2%
Total Investments in controlled/affiliated Portfolios				$523,846,720	$611,482,307	110.2%

Investments in non-controlled/non-affiliated portfolios
Secured Loans - Not readily marketable
Encore Loan	10.00%	2/28/2021	$10,606,725	$10,606,725	$10,606,725	1.9%
Hudson Loan	8.00%	3/31/2020	6,021,402	6,021,402	6,021,402	1.1%
Hudson II Loan	8.00%	3/31/2021	3,923,873	3,923,873	3,923,873	0.7%
New Market Loan	9.00%	4/30/2021	5,007,350	5,007,350	5,007,350	0.9%
SE Solar Loan	9.00%	2/21/2020	5,005,244	5,005,244	5,005,244	0.9%
TUUSSO Loan	8.00%	4/30/2021	6,763,096	6,763,096	6,763,096	1.2%
Total Secured Loans - Not readily marketable - 6.7%				$37,327,690	$37,327,690	6.7%
Total Investments in non-controlled/non-affiliated portfolios				$37,327,690	37,327,690	6.7%

Investments in Money Market Funds
Fidelity Government Portfolio - Class I			$10,100,000	$10,100,000	10,100,000	1.8%
First American Government Obligations Fund - Class Z			1,072,720	$1,072,720	1,072,720	0.2%
Invesco Government & Agency Portfolio - Institutional Class			7	$7	7	—%
Total Investments in Money Market Funds - 2.0%				$11,172,727	11,172,727	2.0%

TOTAL INVESTMENTS: 118.9%				$572,347,137	$659,982,724	118.9%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: (18.9)%					(104,430,865)	(18.9)%
TOTAL NET ASSETS: 100.0%					$555,551,859	100.0%

(a)Percentages are based on net assets of $555,551,859 as of December 31, 2020.
(b)Includes capital leases and secured loans.
(c)Includes pre-acquisition and due diligence expenses.
(d)Includes the Canadian Northern Lights assets, which are located outside of the United States of America and are a Capital Stock investment.
(e)Includes assets that have not reached COD.
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
June 30, 2021 (unaudited)
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
Pursuant to an initial Registration Statement filed in December 2011 (File No. 333-178786-01) and a second Registration Statement filed in February 2017 (File No. 333-211571), the LLC offered up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the LLC’s Distribution Reinvestment Plan (the “DRP”). Pursuant to the LLC's DRP, a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. As of March 29, 2019, the LLC terminated its public offering of the shares as well as its privately offered Class P-A shares, which was subsequently reinstated as of October 18, 2020. While the LLC publicly offered three classes of shares: Classes A, C and I, currently the LLC is privately offering Classes P-A, P-I, P-D, P-T and P-S shares on a continuous basis. The publicly offered share classes had different selling commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C shares. Following the termination of the LLC’s public offering of shares, the DRP continues to be available to existing investors who purchased shares as offered under the public offering.
As of June 4, 2019, pursuant to our Registration Statement on Form S-3D (File No. 333-231960), we offered a maximum of $10,000,000 in shares to our existing shareholders pursuant to the DRP. As of November 30, 2020, pursuant to our Registration Statement on Form S-3D (File No. 333-251021), the LLC is offering up to an additional $20,000,000 in Class A, C and I shares to our existing shareholders pursuant to the DRP. As of February 1, 2021, the DRP was amended to include all of the LLC's privately offered share classes, and thus is available to all investors as is the LLC's Share Repurchase Program.
As of June 30, 2021, the Company has made solar, wind, biomass, battery storage, and energy efficiency investments in 14 portfolios domiciled in the United States and in Canada, as well as seven secured loan investments in the United States (See Note 3. Investments). As of December 31, 2020, the Company had made solar, wind, biomass, battery storage, and energy efficiency investments in 13 portfolios domiciled in the United States and in Canada, as well as six secured loan investments in the United States. Refer to Note 3. Investments for discussion on the consolidation of certain underlying portfolios within the Consolidated Schedules of Investments.
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
The financial information associated with the June 30, 2021 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations necessary for a fair presentation in accordance with GAAP.
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
As of June 30, 2021, the Company had $35,807,508 in cash presented on the Consolidated Statements of Assets and Liabilities. As of June 30, 2021, the Company does not hold any cash equivalents.
Restricted Cash
Restricted cash consists of cash accounts or letters of credit that are restricted for use on specific investments. As of June 30, 2021, restricted cash included $29,801,936 of collateral related to the ongoing construction of certain of the Company's pre-operational assets.
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
For investments for which quoted market prices are not available, which comprise most of our investment portfolio, fair value is estimated by using the cost, income or market approach. The income approach assumes that value is created by the expectation of future benefits, discounted by a risk premium, to calculate a current cash value. This estimate is the fair value: the amount an investor would be willing to pay to receive those future benefits. The market approach compares either recent comparable transactions to the investment or an offer to purchase an investment based upon a qualified bid: a signed term sheet and/or a signed purchase agreement. Adjustments to proposed prices are made to account for the probability of the deal closing, changes between proposed and executed terms, and any dissimilarity between the comparable transactions and their underlying investments. If multiple bids are qualified in the same valuation period, a blended market approach will be calculated.
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

Calculation of Net Asset Value
Net asset value (“NAV”) by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. Net asset value per share is calculated by dividing net asset value for each class by the total number of outstanding common shares for that class on the reporting date. For purposes of calculating our NAV, we carry all liabilities at cost.
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
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common members per share and net investment income per share for the three and six months ended June 30, 2021 and June 30, 2020.

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Basic and diluted
Net investment income	$3,402,852	$3,580,266	$4,412,939	$8,385,606
Net increase in net assets attributed to common members	$14,928,152	$8,623,813	$18,653,834	$16,568,142
Net investment income per share	$0.03	0.07	$0.04	$0.17
Net increase in net assets attributed to common members per share	$0.13	$0.17	$0.18	$0.33
Weighted average common shares outstanding	118,813,320	50,720,360	102,466,063	49,856,024
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
Distribution Policy
Distributions to members, if any, will be authorized and declared by our Board of Directors quarterly in advance and paid monthly. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our Board of Directors. Distributions will be made on all classes of shares at the same time. The net cash distributions paid to the shareholder with respect to the Class C, P-S and P-T shares will be lower than the cash distributions with respect to the LLC’s other share classes because of the distribution fee associated with the Class C, P-S and P-T shares, which is allocated specifically to these classes' net assets. Amounts distributed to each class are allocated amongst the holders of the shares in such class in proportion to their shares. Distributions declared by our Board of Directors are recognized as distribution liabilities on the ex-dividend date.
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
Offering costs incurred by our Advisor in conjunction with the offering of shares of Class P-A, P-S, P-T and P-D under our current private placement memoranda are subject to the reimbursement by the Company up to 0.50% (50 basis points) of gross offering proceeds.
The costs incurred by our Advisor and/or dealer manager are recognized as a liability of the Company to the extent that the Company is obligated to reimburse our Advisor and/or dealer manager. When recognized by the Company, organizational costs are expensed and offering costs, excluding selling commissions and dealer manager fees, are recognized as a reduction of the proceeds from the offering. For the six months ended June 30, 2021, $333,780 was reimbursed to the Advisor for O&O costs and $1,244,639 is a current payable, shown as Due to Advisor on the Consolidated Statements of Assets and Liabilities.
Financing Costs
Financing costs incurred by the Company for the issuance of debt liabilities are deferred and amortized using the straight-line method over the life of the debt liability. Financing costs related to debt liabilities incurred by the Company are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the carrying amount of that debt liability.
Return of Capital Receivable
For operational assets, if the project company has inadequate cash to fund day-to-day expenses, the Company will loan funds to that project company through an equity investment. Once the project company has adequate cash, they will repay the loan by sending a return of capital distribution. As of June 30, 2021, and December 31, 2020, a return of capital receivable of $1,147,918 and $2,159,762, respectively was recorded on the Consolidated Statements of Assets and Liabilities.
Capital Gains Incentive Allocation and Distribution
Pursuant to the terms of the LLC’s third amended and restated limited liability company agreement, a capital gains incentive allocation was earned by GREC Advisors, LLC (the “Special Unitholder”), an affiliate of our Advisor, on realized gains (net of realized and unrealized losses) since inception from the sale of investments from the Company’s portfolio during operations prior to a liquidation of the Company. While the terms of the LLC’s amended and restated limited liability company agreement neither include nor contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive allocation, the Company included unrealized gains in the calculation of the capital gains incentive distribution. This amount reflected the incentive distribution that would be payable if the Company’s entire portfolio was liquidated at its fair value as of the Consolidated Statements of Assets and Liabilities date, even though the Special Unitholder is not entitled to an incentive distribution with respect to unrealized gains unless and until such gains are realized. Thus, on each date that net asset value was calculated, the Company calculated for the capital gains incentive distribution by calculating such distribution as if it were due and payable as of the end of such period and reflected as an allocation of equity between common members and the Special Unitholder. The capital gains incentive allocation was eliminated with the adoption of the fourth amended and restated limited liability company agreement in August 2020 (as amended in November 2020, the “Operating Agreement”).
Performance Participation Fee
Under the LLC's Operating Agreement entered into in August 2020, the incentive fee payable by the Company was simplified to be structured with two components: the Performance Participation Fee and the Liquidation Performance Participation Fee (each as defined in Note 5. Related Party Agreements and Transaction Agreements). The Performance Participation Fee is based on the Company's total return amount during the relevant calculation period. The calculation of the Performance Participation Fee is further detailed in Note 5. Related Party Agreements and Transaction Agreements. The Performance Participation Fee is accounted for and classified as an operating expense and reflected as the Performance Participation Fee on the Consolidated Statements of Operations. Under the new agreement, a Performance Participation Fee payable of $1,312,309 and $3,540,052 was recorded as of June 30, 2021 and December 31, 2020, respectively, in the Consolidated Statements of Assets and Liabilities. The Performance Participation Fee recorded on the Consolidated Statements of Operations for the three and six months ended June 30, 2021 is $1,312,309.
Deferred Sales Commissions
The Company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker-dealers in the future in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of the Class C shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of 1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; 2) the date which approximates an expected liquidity event for the Company; or 3) the expected holding period of the investment. The costs expected to be incurred at the time of the sale of the Class P-T and Class P-S shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of 1) the date which approximates an expected liquidity event for the Company; or 2) the expected holding period of the investment. The estimated amount of the liability can be updated as management's assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained. As of June 30, 2021, and December 31, 2020, the Company recorded a liability for deferred sales commissions in the amount of $3,977,395 and $131,875, respectively.
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
The fair value of interest rate swap contracts open as of June 30, 2021 is included on the Consolidated Schedule of Investments by contract. For the six months ended June 30, 2021, the Company’s average monthly notional exposure to interest rate swap contracts was $86,127,136.

Consolidated Statements of Assets and Liabilities – Fair Values of Derivatives at June 30, 2021

	Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$7,090,676
		$7,090,676
Consolidated Statements of Assets and Liabilities – Fair Value of Derivatives at December 31, 2020

	Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$9,750,909
		$9,750,909
The effect of derivative instruments on the Consolidated Statements of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the three months ended June 30, 2021	Change in net unrealized depreciation on derivative transactions for the three months ended June 30, 2020	Change in net unrealized depreciation on derivative transactions for the six months ended June 30, 2021	Change in net unrealized depreciation on derivative transactions for the six months ended June 30, 2020
Swaps
Interest Rate Risk	$(1,078,794)	$(455,524)	$2,660,233	$(6,772,972)
	$(1,078,794)	$(455,524)	$2,660,233	$(6,772,972)

Risk Exposure	Other expenses for the three months ended June 30, 2021	Other expenses for the three months ended June 30, 2020	Other expenses for the six months ended June 30, 2021	Other expenses for the six months ended June 30, 2020
Swaps
Interest Rate Risk	$604,675	$456,676	$1,098,491	$655,923
	$604,675	$456,676	$1,098,491	$655,923
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
The LLC plans to conduct substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to U.S. federal, state, and local income taxes. Accordingly, most of its operations will be subject to U.S. federal, state, and local income taxes. As of June 30, 2021, including territories and provinces, the portfolio resides in 35 jurisdictions.
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
The Company assessed its tax positions for all open tax years as of June 30, 2021 for all U.S. federal and state tax jurisdictions for the years 2015 through 2020. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of June 30, 2021.
The effective tax rate for the three month and six months ended June 30, 2021 is 25.5% and 27.0%, respectively. For the three month period the primary items giving rise to the 4.5% difference between the 21.0% statutory rate and the 25.5% effective tax rate are state taxes and permanent differences primarily related to expense recorded at the partnership level which are not taxable. For the six month period the primary items giving rise to the 6.0% difference between the 21.0% statutory rate and the 27.0% effective tax rate are state taxes and permanent differences primarily related to expense recorded at the partnership level which are not taxable.
The effective tax rate for the three month and six months ended June 30, 2020 is 10.7% and 20.3%, respectively. For the three month period the primary items giving rise to the (10.3)% difference between the 21.0% statutory rate and the 10.7% effective tax rate are state taxes, permanent differences primarily related to income recorded at the partnership level which are not taxable and federal tax credits. For the six month period the primary items giving rise to the (0.7)% difference between the 21.0% statutory rate and the 20.3% effective tax rate are state taxes, permanent differences primarily related to expenses recorded at the partnership level which are not taxable and federal tax credits.

The guidance under FASB Codification ASC 740-10-270-30 establishes the methodology, including the use of an estimated annual effective tax rate, to determine income tax expense (or benefit) in interim financial reporting. ASC 740-10-270-18 provides, in part, if a reliable estimate cannot be made, the actual effective rate for the year to date may be the best estimate of the annual effective rate. Due to the inability to reasonably estimate an annual effective rate, the actual year to date effective rate is being used to determine the income tax provision for the current periods.
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
Note 3. Investments
During the first quarter of 2021, the Company modified the presentation of the Consolidated Schedule of Investments to consolidate certain underlying portfolios. Certain portfolios that had been separately presented on the Consolidated Schedule of Investments are now aggregated with other portfolios in the same industry to be presented in a consolidated manner on the Consolidated Schedule of Investments. These consolidation efforts had no impact on the underlying portfolios or their individual cost or fair values but rather represent the aggregation of several similar investments. Certain portfolios, including those determined to be individually significant, remain presented separately. Management believes that the consolidation of our portfolios results in a presentation that more accurately reflects the way in which we view our overall portfolio of investments and will enhance the information reported to the users of our financial statements.
Management has recast the Schedule of Investments as of December 31, 2020 to conform with current year presentation based upon the methodology as outlined above.
The composition of the Company’s investments as of June 30, 2021 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$182,169,999	$220,095,663	19.3%
Mid-West Region	172,990,869	184,566,625	16.1
Mountain Region	222,770,682	247,193,631	21.5
South Region	95,808,042	98,353,461	8.6
West Region	258,973,679	292,120,495	25.6
Total United States	$932,713,271	$1,042,329,875	91.1%
Canada:	1,603,136	1,787,566	0.2
Money Market Funds:	98,755,592	98,755,592	8.7
Total	$1,033,071,999	$1,142,873,033	100.0%

The composition of the Company’s investments as of December 31, 2020 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$148,159,362	$168,616,615	25.5%
Mid-West Region	120,709,771	127,384,880	19.3
Mountain Region	113,435,944	153,512,583	23.3
South Region	83,302,384	85,763,612	13.0
West Region	93,963,813	111,842,679	16.9
Total United States	$559,571,274	$647,120,369	98.0%
Canada:	1,603,136	1,689,628	0.3
Money Market Funds:	11,172,727	11,172,727	1.7
Total	$572,347,137	$659,982,724	100.0%

The composition of the Company’s investments as of June 30, 2021 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage(2)	$10,905,603	$10,442,652	0.9%
Biomass	23,686,352	16,596,323	1.4
Commercial Solar (1) (2)	586,733,556	686,834,234	60.1
Wind(2)	289,136,315	306,715,578	26.8
Other Investments	23,161,484	22,841,113	2.0
Energy Efficiency	693,097	687,541	0.1
Money Market Funds	98,755,592	98,755,592	8.7
Total	$1,033,071,999	$1,142,873,033	100.0%
(1) Includes loans in the amount of $44,428,817.
(2) Includes assets that have not reached COD.

The composition of the Company’s investments as of December 31, 2020 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass	$23,236,352	$23,236,352	3.5%
Commercial Solar(1) (2)	364,921,489	437,733,087	66.4
Battery Storage	8,839,235	8,839,235	1.3
Wind(2)	139,769,540	154,968,628	23.5
Other Investments	23,669,446	23,291,114	3.5
Energy Efficiency	738,348	741,581	0.1
Money Market Funds	11,172,727	11,172,727	1.7
Total	$572,347,137	$659,982,724	100.0%
(1) Includes loans in the amount of $37,327,690.
(2) Includes assets that have not reached COD.
Investments held as of June 30, 2021 and December 31, 2020 are considered Control Investments, which are defined as investments in companies in which the Company owns 25% or more of the voting securities of such company, have greater than 50% representation on such company’s Board of Directors, or are investments in limited liability companies for which the Company serves as managing member.
Note 4. Fair Value Measurements - Investments
The following table presents fair value measurements of investments, by major class, as of June 30, 2021, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$997,520,418	$997,520,418
Capital Stock	—	—	1,787,566	1,787,566
Energy Efficiency Secured Loans	—	—	380,640	380,640
Secured Loans - Other	—	—	44,428,817	44,428,817
Money Market Funds	98,755,592	—	—	98,755,592
Total	$98,755,592	$—	$1,044,117,441	$1,142,873,033
Other Financial Instruments*
Open swap contracts - liabilities	$—	$(7,090,676)	$—	$(7,090,676)
Total	$—	$(7,090,676)	$—	$(7,090,676)
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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2021:

	Balance as of December 31, 2020	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and Repayments of investments(2)	Net realized (loss) on investments	Balance as of June 30, 2021
Limited Liability Company Member Interests	$609,394,039	$22,067,509	$—	$474,013,966	$(107,726,383)	$(27,251)	$(201,462)	$997,520,418
Capital Stock	1,689,628	57,615	40,323	—	—	—	—	1,787,566
Energy Efficiency - Secured Loans	398,640	—	—	—	—	(18,000)	—	380,640
Secured Loans - Other	37,327,690	—	—	11,012,745	—	(3,911,618)	—	44,428,817
Total	$648,809,997	$22,125,124	$40,323	$485,026,711	$(107,726,383)	$(3,956,869)	$(201,462)	$1,044,117,441
(1)Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)Includes principal repayments on loans.
The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation on investments and foreign currency translation for the three and six months ended June 30, 2021 attributable to Level 3 investments still held at June 30, 2021 was $19,973,857 and $22,165,447, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the six months ended June 30, 2021.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2020:

	Balance as of December 31, 2019	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and Repayments of investments(2)	Net realized gain on investments	Balance as of June 30, 2020
Limited Liability Company Member Interests	$449,981,086	$23,794,910	$—	$162,670,885	$(78,696,022)	$(53,852,781)	$6,343,160	$510,241,238
Capital Stock	1,611,955	(71,280)	(1,065)	—	—	—	—	1,539,610
Energy Efficiency - Secured Loans	479,140	—	—	—	—	(43,000)	—	436,140
Secured Loans - Other	23,103,690	—	—	5,605,820	—	177,121	—	28,886,631
Total	$475,175,871	$23,723,630	$(1,065)	$168,276,705	$(78,696,022)	$(53,718,660)	$6,343,160	$541,103,619
(1)Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)Includes principal repayments on loans.
The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) on investments and foreign currency translation for the three and six months ended June 30, 2020 attributable to Level 3 investments and foreign currency translation still held at June 30, 2020 was $13,333,797 and $35,043,065. There were no reclassifications attributable to Level 3 investments during the six months ended June 30, 2021.
As of June 30, 2021, most of the Company investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of June 30, 2021:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs (weighted average)
Battery Storage*	$10,442,652	Income Approach and Transaction Cost	Discount rate, kWh Storage, potential leverage and estimated remaining useful life	9.22% 2.16% annual degradation in production, 10.3 years
Biomass	$16,596,323	Income Approach	Discount rate, kWh Production, potential leverage and estimated remaining useful life	8.25%, no annual degradation in production, 12.5 years
Commercial Solar*	$642,405,417	Income Approach and Transaction Cost	Discount rate, kWh Production, potential leverage and estimated remaining useful life	3.50%-8.53% (7.72%) —% - 0.50% (0.48%) annual degradation in production, 9.7- 39.5 (34) years
Wind*	$306,715,578	Income Approach	Discount rate, kWh Production, potential leverage and estimated remaining useful life	7.75%-8.00% (7.77%) no annual degradation in production, 19.3- 31.5 (26.7) years
Other Investments	$22,841,113	Transaction Cost	Not Applicable	Not Applicable
Energy Efficiency	$687,541	Income and Collateral-Based Approach	Market yields and value of collateral	10.25% no annual degradation in production 3.7-4.5 (4.1) years
Secured Loans	$44,428,817	Yield Analysis	Market yields	8.00%-10.00% (8.53%)

*Includes assets that have not reached COD.
As of December 31, 2020, all of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2020:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs (weighted average)
Battery Storage	$8,839,235	Transaction Cost	Not Applicable	Not Applicable
Biomass	$23,236,352	Transaction Cost	Not Applicable	Not Applicable
Commercial Solar*	$314,955,175	Income Approach	Discount rate, kWh Production, potential leverage and estimated remaining useful life	7.25%-8.59% (8.01%) 0.50% annual degradation in production 8.5-40.0 (33.7) years
Wind*	$131,210,544	Income Approach and Transaction Cost	Discount rate, kWh Production, potential leverage and estimated remaining useful life	7.75%-9.25% (8.42%) No annual degradation in production 19.7-30.7 (24.4) years
Other Investments	$23,291,114	Transaction Cost	Not Applicable	Not Applicable
Energy Efficiency	$741,581	Income and Collateral-Based Approach	Income-Based Approach and Market yields	10.25% No annual degradation in production 4.2-5.0 (4.6) years
Secured Loans	$37,327,690	Yield Analysis	Market yields	8.00%-10.00% (8.84%)
*Includes assets that have not reached COD.
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
Note 5. Related Party Agreements and Transaction Agreements
The Company has executed advisory and administration agreements with the Advisor and Greenbacker Administration, LLC, our administrator, respectively, which entitles the Advisor, and certain affiliates of the Advisor, to specified fees upon the provision of certain services with regard to the ongoing management of the Company as well as reimbursement of O&O costs incurred by the Advisor on behalf of the Company (as discussed in Note 2. Significant Accounting Policies) and certain other operating costs incurred by the Advisor on behalf of the Company. As the Company’s previous public offering was terminated on March 29, 2019, our former dealer manager will no longer receive any selling commissions or dealer manager fees. However, our former dealer manager will continue to receive distribution fess on Class C shares until the maximum amount of commissions and dealer manager fees permitted by applicable regulation is reached.
The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our Advisor and “special unit”, refers to the special unit of limited liability company interest in the LLC. This entitles the Special Unitholder to an incentive allocation and distribution.
The commissions, fees and reimbursement obligations related to our terminated continuous public offering and ongoing private placement included Selling Commissions, Dealer Manager fees and Distribution fees payable to the former dealer manager for Class A, Class C, Class P-A and Class I shares ranging from 1.75% to 7% of gross offering proceeds from the sale of such shares.
With respect to Class C shares only, the Company pays the former dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The Company will stop paying distribution fees at the earlier of 1) a listing of the Class C shares on a national securities exchange; 2) total underwriting compensation in the offering equals 10% of the gross proceeds from the primary offering of Class C shares, following the completion of such offering; or 3) Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker-

dealers. The Company estimated the amount of distribution fees expected to be paid and recorded that liability at the time of sale. The liability is included in Deferred sales commission payable on the Consolidated Statements of Assets and Liabilities and fees recorded in Accumulated gains (losses) (specific to the Class C Shares) on the Consolidated Statements of Assets and Liabilities. The Company continues to assess the value of the liability on a regular basis.
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
Offering costs incurred by our Advisor in conjunction with the offering of shares of Class P-A, P-S, P-T and P-D under our current private placement memoranda are subject to the reimbursement by the Company up to 0.50% (50 basis points) of gross offering proceeds.
The fees and reimbursement obligations related to our ongoing operation of the Company are as follows:

Type of Compensation and Recipient	Determination of Amount
Base Management Fees — Advisor
The base management fee payable to the Advisor will be calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (including amounts borrowed up to $50,000,000) until gross assets exceed $800,000,000. The base management fee monthly rate will decrease to 0.14583% (1.75% annually) for gross assets between $800,000,001 to $1,500,000,000 and 0.125% (1.50% annually) for gross assets greater than $1,500,000,000. For services rendered under the advisory agreement, the base management fee will be payable monthly in arrears, or more frequently as authorized under the advisory agreement. The base management fee will be calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period will be appropriately prorated. The base management fee may be deferred or waived, in whole or in part, at the election of the Advisor. All or any part of the deferred base management fee not taken as to any period shall be deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as the Advisor shall determine in its sole discretion.
On July 1, 2021, the Company entered into the Fourth Amended and Restated Advisory Agreement with the Advisor. Effective July 1, 2021, the base management fee payable to the Advisor will be calculated at a monthly rate of 0.167% (2.00% annually) of the net assets until the net assets exceed $800,000,000. The base management fee monthly rate will decrease to 0.14583% (1.75% annually) for net assets between $800,000,001 to $1,500,000,000 and to 0.125% (1.50% annually) for net assets greater than $1,500,000,000.

Incentive Allocation and Distribution — Special Unitholder (effective through March 31, 2020)	Under the LLC's third amended and restated limited liability company agreement dated June 27, 2014, the incentive allocation and distribution had three parts: Income Incentive Distribution, Capital Gains Incentive Distribution and the Liquidation Incentive Distribution. The features of this incentive fee structure were as follows:
● The Income Incentive Distribution provided for the Special Unitholder, as a member of the LLC, to receive, on a quarterly basis, a cash distribution equal to a percentage of the LLC’s net investment income (as calculated in accordance with the Operating Agreement) for each quarter, in excess of a specified hurdle rate.
● The Capital Gains Incentive Distribution provided for the Special Unitholder, as a member of the LLC, to receive, on a quarterly basis, a cash distribution equal to a percentage of the LLC’s realized capital gains (as calculated in accordance with the Operating Agreement) for each quarter.
● The Liquidation Incentive Distribution provided for the Special Unitholder to receive a cash distribution equal to a percentage of the difference between the net proceeds from the liquidation of the LLC or the exchange listing of its shares (as calculated in accordance with the Operating Agreement) and the LLC’s aggregate NAV immediately prior to the time of such liquidation or listing.

Performance Participation Fees (effective April 1, 2020 and thereafter)
Under the Operating Agreement, the “Performance Participation Fee” which the Special Unitholder is entitled to is calculated and payable in arrears, for an amount equal to 12.5% of the total return generated by the LLC during the most recently completed fiscal quarter, subject to a hurdle amount of 1.50% (or 6% annualized) (the “Hurdle Amount”), a loss carryforward amount and a fee carryforward amount. The “Total Return Amount” is defined for each quarterly calculation period, as an amount equal to the sum of:

•The aggregate amount of all cash distributions accrued or paid (without duplication) during such quarter on the shares outstanding at the end of such quarter, plus

•The amount of the change in aggregate NAV of such shares since the beginning of such quarter, before giving effect to (x) changes in the aggregate NAV of such shares during such quarter resulting solely from the net proceeds of issuances and/or repurchase of shares by the LLC, and (y) the amount of any accrual of the Performance Participation Fee during such quarter.

The calculation of the Total Return Amount for each period shall include any appreciation or depreciation in the NAV of the shares issued during such period, but exclude the proceeds from the initial issuance of such shares. The total NAV of the shares outstanding as of the last business day of a calendar quarter shall be the amount against which changes in the total NAV of the shares outstanding during the subsequent calendar quarter is measured. Furthermore, the “Loss Carryforward Amount” shall initially equal zero and cumulatively increase in any calendar quarter by the absolute value of any negative total return for such quarter and cumulatively decrease in any calendar quarter by the amount of any positive total return. The “Fee Carryforward Amount” shall also initially equal zero, and cumulatively increase in any calendar quarter by (i) the amount, if any, by which the Hurdle Amount (noted above) for such quarter exceeds any positive Total Return Amount for such quarter; and (ii) the amount, if any, by which the catch-up amount for such quarter exceeds excess profits for such quarter. The fee carryforward amount shall cumulatively decrease in any calendar quarter by the amount, if any, of the Fee Carryforward Amount paid to the Special Unitholder for such quarter. Neither the Loss Carryforward Amount nor the Fee Carryforward Amount shall be less than zero at any given time.

The Special Unitholder shall receive the Performance Participation Fee as follows:

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

The “Liquidation Performance Participation Fee” payable to the Special Unitholder will equal 20.0% of the net proceeds from a liquidation of the LLC in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital shall mean the LLC NAV immediately prior to the time of a liquidation or a listing. In the event of any liquidity event that involves a listing of the LLC's shares, or a transaction in which the LLC's members receive shares of a company that is listed, on a national securities exchange, the Liquidation Performance Participation Fee will equal 20.0% of the amount, if any, by which the LLC's listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing (the “Listing Premium”). Any such Listing Premium and related Liquidation Performance Participation Fee will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.

The amendments to the incentive fee structure pursuant to the Operating Agreement was applied retroactively as of April 1, 2020 and for all periods thereafter.

For the three and six months ended June 30, 2021, the Advisor earned $5,429,242 and $9,504,745, respectively, in management fees. As of June 30, 2021 and December 31, 2020, the Company owed $1,815,730 and $1,055,600, respectively, to the Advisor in management fees, which amounts are included in Management fee payable on the Consolidated Statements of Assets and Liabilities.
The Consolidated Statements of Operations reflect $1,312,309 Performance Participation Fee for the three and six months ended June 30, 2021. There was no capital gains incentive distribution for the three and six months ended June 30, 2021 as this no longer exists under the new Performance Participation Fees methodology as discussed above. The Consolidated Statement of Operations also reflects a $2,660,408 and $5,347,867 decrease in incentive allocation for the three and six months ended June 30, 2020, shown as net decrease in net assets attributed to special unitholder.
As of June 30, 2021, and December 31, 2020, $1,244,639 and $1,751 were due to the Advisor for O&O costs related to the private continuous offering, and shown as Due to Advisor on the Consolidated Statements of Assets and Liabilities.
As of June 30, 2021, the Advisor owned 23,601 Class A shares and 2,776 Class P-D shares. As of December 31, 2020, the Advisor owned 23,601 Class A shares.
The Company entered into secured loans to finance the purchase and installation of energy-efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own an indirect, non-controlling ownership interest in the Advisor. The loans outstanding between the AEC Companies and the Company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. These investments have a cost of $693,097 and a fair value of $687,541, and are included in other energy efficiency portfolios in the Consolidated Schedules of Investments as of June 30, 2021. As of June 30, 2021, all loans and operating leases are considered current per their terms.
On October 9, 2020, the Company made a $5,000,000 limited partner (“LP”) commitment to Greenbacker Development Opportunities Fund I, LP (“GDEV”), which was increased to $6,075,000 in the fourth quarter of 2020. In April 2021, the commitment to GDEV increased to $7,500,000. As the initial investor, the Company was awarded a 10% carried interest participation in Greenbacker Development Opportunities GP I, LLC, GDEV's general partner. GDEV is an affiliate of GREC as GDEV shares the same advisor as GREC. As of June 30, 2021, $6,002,093 of the commitment was funded. This investment's cost of $6,002,093 and fair value of $5,978,893, is included in other portfolios in the Consolidated Schedules of Investments.
On December 22, 2020 the Company, through its wholly owned subsidiary, Citrine Solar LLC, entered into a third transaction with Greenbacker Renewable Opportunity Zone Fund LLC “GROZ”) to sell Gliden Solar, LLC. The asset was sold for a purchase price of $12,752,215 based upon the fair value of the investment as determined by an independent third-party appraiser. The transaction resulted in a realized gain of $1,608,644 recorded in the Consolidated Statements of Operations as of December 31, 2020.
Note 6. Borrowings
On January 5, 2018, the Company, through GREC HoldCo, entered into a credit agreement by and among GREC HoldCo, the LLC, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, sole lead arranger, sole lead bookrunner and swap counterparty. The credit facility (the “Credit Facility”) consisted of a loan of up to the lesser of

$60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allowed for additional drawdowns through December 31, 2018, and converted to a term loan with a maturity on January 5, 2024.
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
Borrowings under the New Credit Facility are back-leveraged and secured by all the assets of GREC HoldCo and the equity interests of each direct and indirect subsidiary of the Company. The LLC, GREC and each direct and indirect subsidiary of the Company are guarantors of the Company’s obligations under the New Credit Facility. GREC has pledged all the equity interests of the GREC HoldCo as collateral for the New Credit Facility.
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
On December 6, 2019, the Company entered into a $15,000,000 revolving letter of credit facility agreement (“LC Facility”) with Fifth Third Bank. On January 30, 2020, the LC Facility was amended to include an equipment loan, and the amount of $5.6 million was drawn down under the equipment facility loan. On March 18, 2020, a repayment of $1.9 million was made, reducing the outstanding balance of the equipment loan facility. On June 9, 2020, a repayment of the remaining outstanding balance occurred. In October 2020, the LC Facility agreement was amended to increase the aggregate available amount to $22,500,000. On April 1, 2021, the LC Facility agreement was amended to maintain cash collateral in an amount equal to 100% of the outstanding obligation and the letter of credit fee was reduced from 2.25% to 0.75%. On June 3, 2021, the LC Facility agreement was amended to extend the maturity date to September 4, 2021.
The Company’s outstanding debt as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021					December 31, 2020
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
New Credit Facility	$97,822,841	$86,051,534	$86,051,534	$3,175,255	$82,876,279	$97,822,841	$90,145,500	$90,145,500	$3,643,846	$86,501,654
LC Facility	$22,500,000	$—	$—	$—	$—	$22,500,000	$—	$—	$—	$—
Total	$120,322,841	$86,051,534	$86,051,534	$3,175,255	$82,876,279	$120,322,841	$90,145,500	$90,145,500	$3,643,846	$86,501,654
The following table shows the components of interest expense related to the Company's borrowings for the three and six months ended June 30, 2021 and June 30, 2020:

	For the three months Ended June 30, 2021	For the three months Ended June 30, 2020	For the six months Ended June 30, 2021	For the six months Ended June 30, 2020
Credit Facility commitment fee	$97,927	$10,743	$228,408	$21,485
Credit Facility loan interest	326,728	709,229	763,473	1,371,673
Amortization of deferred financing costs	313,257	56,530	468,591	113,060
Total	$737,912	$776,502	$1,460,472	$1,506,218
Weighted average interest rate on credit facility	1.85%	2.35%	1.92%	2.93%
Weighted average outstanding balance of credit facility	$88,867,905	$72,374,094	$89,496,288	$71,403,800
The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2021	$3,900,025
2022	7,954,526
2023	8,098,085
2024	8,245,188
2025	57,853,710
Thereafter	—
$86,051,534
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

The following table is a summary of the shares issued and repurchased during the period and outstanding as of June 30, 2021:

	Shares Outstanding as of December 31, 2020	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of June 30, 2021
Class A shares	16,844,129	—	204,082	(361,656)	—	16,686,555
Class C shares	2,734,661	—	46,434	(25,607)	—	2,755,488
Class I shares	6,526,001	—	113,619	(96,440)	—	6,543,180
Class P-A shares	55,264	501,577	2,356	—	—	559,197
Class P-I shares	36,710,292	26,556,224	55,511	(742,091)	—	62,579,936
Class P-D shares	—	150,635	595	—	—	151,230
Class P-S shares	—	34,171,343	37,254	—	—	34,208,597
Class P-T shares	—	107,787	151	—	—	107,938
	62,870,347	61,487,566	460,002	(1,225,794)	—	123,592,121
The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2020:

	Shares Outstanding as of December 31, 2019	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of December 31, 2020
Class A shares	17,210,016	12,964	436,348	(815,199)	—	16,844,129
Class C shares	2,718,475	—	95,536	(66,086)	(13,264)	2,734,661
Class I shares	6,693,658	5,783	242,963	(429,396)	12,993	6,526,001
Class P-A shares	18,109	37,155	—	—	—	55,264
Class P-I shares	21,249,352	16,112,855	(296)	(651,619)	—	36,710,292
	47,889,610	16,168,757	774,551	(1,962,300)	(271)	62,870,347
The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the six months ended June 30, 2021 and June 30, 2020 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Class P-D Shares	Class P-S Shares	Class P-T Shares	Total
For the six months ended June 30, 2021:
Proceeds from Shares Sold	$—	$—	$—	$4,532,328	$238,264,611	$1,355,391	$307,710,190	$968,625	$552,831,145
Proceeds from Shares Issued through Reinvestment of Distributions	$1,747,318	$385,936	$972,579	$20,467	$493,636	$5,359	$335,065	$1,352	$3,961,712
For the six months ended June 30, 2020:
Proceeds from Shares Sold	$110,970	$—	$49,850	$—	$48,072,657	$—	$—	$—	$48,233,477
Proceeds from Shares Issued through Reinvestment of Distributions	$1,944,130	$390,187	$1,087,004	$—	$—	$—	$—	$—	$3,421,321
As of June 30, 2021, and December 31, 2020, none of the LLC’s preferred shares were issued and outstanding.

The Operating Agreement authorizes the LLC's Board of Directors, without approval of any of the members, to increase the number of shares the LLC is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the LLC's Board of Directors. The Operating Agreement also authorizes the LLC's Board of Directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the LLC's Board of Directors. In addition, the Company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares. The Special Unitholder will hold the special unit in the Company. Refer to Note 5. Related Party Agreements and Transaction Agreements for the terms of the special unit.
Distribution Reinvestment Plan
The Company adopted a DRP through which the Company’s Class A, C and I shareholders may elect to purchase additional shares with distributions from the Company rather than receiving the cash distributions. The DRP was amended as of February 1, 2021 to include all share classes. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the Company’s prior public and current private offerings. As of November 30, 2020, pursuant to our Registration Statement on Form S-3D (File No. 333-251021), the Company is offering up to $20,000,000 in Class A, C and I shares to our existing shareholders pursuant to the DRP. Management plans to increase the size of the offering once the maximum offering amount is reached. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares issued pursuant to the DRP except for distribution fees on Class C, P-S and P-T shares. At its discretion, the Board of Directors may amend, suspend or terminate the DRP. The Board of Directors may also modify or waive the terms of the DRP with respect to certain or all shareholders, in its discretion, to be in the best interests of the Company. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.
As of June 30, 2021, the Company issued 2,228,865 Class A shares, 362,961 Class C shares, 1,035,027 Class I shares, 2,356 Class P-A shares, 55,511 Class P-I shares, 595 Class P-D shares, 37,254 Class P-S shares, and 151 Class P-T shares for a total of 3,722,720 shares issued under the DRP. As of December 31, 2020, the Company issued 2,024,783 Class A shares, 316,527 Class C shares, and 921,408 Class I shares for a total of 3,262,718 shares issued under the DRP.
Share Repurchase Program
The company offers a share repurchase program (“share repurchase program”) pursuant to which quarterly share repurchases will be conducted to allow members to sell shares back to the Company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares.
The share repurchase program includes numerous restrictions that will limit a shareholder’s ability to sell shares. At the sole discretion of the Board of Directors, the Company may also use cash on hand (including the proceeds from the purchase of new shares), cash available from borrowings and cash from liquidation of investments to repurchase shares.
The shareholders’ right to purchase is subject to the availability of funds and the other provisions of the share repurchase program. Additionally, a member must hold his or her shares for a minimum of one year before he or she can participate in the share repurchase program, subject to any of the following special circumstances: i) the written request of the estate, heir or beneficiary or a deceased shareholder; ii) a qualifying disability of the shareholder for a non-temporary period of time provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; iii) a determination of incompetence of the shareholder by a state or federal court located in the United States; or (iv) as determined by the Board of Directors, in their discretion, to be in the interests of the Company. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.
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

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S
1-Jan-20	31-Jan-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	—	—	—
1-Feb-20	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	—	—	—
1-May-20	31-Aug-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	—	—	—
1-Sep-20	30-Sep-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	—	—	—
1-Oct-20	31-Oct-20	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	—	—	—
1-Nov-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	—	—	—
1-Dec-20	28-Feb-21	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158
1-Mar-21	31-May-21	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158
1-Jun-21	31-Aug-21	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158
The following table reflects the distributions declared during the six months ended June 30, 2021:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2021	$2,555,800	$538,241	$3,094,041
March 4, 2021	3,063,308	487,868	3,551,176
April 1, 2021	4,783,092	523,715	5,306,807
May 3, 2021	4,733,419	565,208	5,298,627
June 1, 2021	4,762,355	886,124	5,648,479
July 1, 2021	4,709,348	960,096	5,669,444
Total	$24,607,322	$3,961,252	$28,568,574
The following table reflects the distributions declared during the six months ended June 30, 2020:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 3, 2020	1,788,542	603,697	2,392,239
March 2, 2020	1,733,243	561,984	2,295,227
April 2, 2020	1,890,493	593,200	2,483,693
May 1, 2020	1,838,747	578,258	2,417,003
June 1, 2020	1,829,752	551,563	2,381,313
July 1, 2020	1,827,301	532,220	2,359,520
Total	$10,908,078	$3,420,922	$14,329,000
All distributions paid for the six months ended June 30, 2021 are expected to be reported as a return of capital to members for tax reporting purposes, and all distributions paid for the six months ended June 30, 2020 were reported as a return of capital to members for tax purposes.
Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Cash from operations	$1,046,613	$2,789,845
Offering proceeds	21,298,086	8,108,718
Total Cash Distributions	$22,344,699	$10,898,563
The Company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds. Due to the Company’s change in investment portfolio composition to include a greater percentage of pre-operational assets, a significant amount of distributions will continue to be funded from offering proceeds.
Note 9. Commitments and Contingencies
Legal Proceedings
The Company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of June 30, 2021, management is not aware of any legal proceedings that might have a significant adverse impact on the Company.
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
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts to which thirty entities of the Company are individually a party, the entities, and indirectly the Company, have committed an outstanding balance of approximately $462.2 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2021 into 2023. In addition, pursuant to various membership interest purchase agreements to which the Company's operating entities are individually a party, the operating entities, and indirectly the Company, have committed an outstanding balance of approximately $934.6 million to complete the closing pursuant to all conditions being met under the membership interest purchase agreements as of June 30, 2021. The Company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.
Unsecured Guarantee of Subsidiary Renewable Energy Credit (“REC”) Forward Contracts
For the majority of the forward REC contracts currently effective as of June 30, 2021 where a subsidiary of the Company is the principal, the Company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is nil as of June 30, 2021.
Pledge of Parent Company Guarantees
Pursuant to various contracts in which the Company has provided a parent company guarantee, excluding those discussed above, the operating entities, and indirectly the Company, have committed an additional $102.7 million in unsecured guarantees in the event of a default at the underlying entity, as of June 30, 2021.
See Note 1. Organization and Operations of the Company and Note 5. Related Party Agreements and Transaction Agreements for an additional discussion of the Company’s commitments and contingencies.

Note 10. Financial Highlights
The following is a schedule of the financial highlights of the Company attributed to each class of shares for the six months ended June 30, 2021.

	For the six months ended June 30, 2021
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Class P-D Shares	Class P-S Share	Class P-T Shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.61	$8.35	$8.61	$8.70	$9.02	$8.96	$8.84	$8.57
Net investment income	0.04	0.04	0.04	0.04	0.04	0.04	0.04	0.04
Net realized and unrealized gain/(loss) on investments and swap contracts	0.24	0.24	0.24	0.24	0.24	0.24	0.24	0.24
Change in translation of assets and liabilities denominated in foreign currencies (2)	—	—	—	—	—	—	—	—
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	(0.10)	(0.10)	(0.10)	(0.10)	(0.10)	(0.10)	(0.10)	(0.10)
Net increase in net assets attributed to common stockholders	0.18	0.18	0.18	0.18	0.18	0.18	0.18	0.18
Shareholder distributions:
Distributions from net investment income	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Distributions from offering proceeds	(0.27)	(0.26)	(0.27)	(0.27)	(0.28)	(0.23)	(0.23)	(0.23)
Other(3)	(0.04)	(0.02)	(0.04)	0.09	—	0.02	0.04	0.10
Net decrease in members’ equity attributed to common shares	(0.32)	(0.29)	(0.32)	(0.19)	(0.29)	(0.22)	(0.20)	(0.14)
Net asset value for common shares at end of period	$8.47	$8.24	$8.47	$8.69	$8.91	$8.92	$8.82	$8.61
Common equityholders’ equity at end of period	$141,269,797	$22,694,571	$55,394,464	$4,860,117	$557,846,331	$1,348,651	$301,581,640	$929,323
Common shares outstanding at end of period	16,686,555	2,755,488	6,543,180	559,197	62,579,936	151,230	34,208,597	107,938

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	1.60%	1.90%	1.62%	3.14%	2.06%	1.75%	2.43%	3.03%
Ratio of net investment income to average net assets	1.03%	1.05%	1.02%	0.82%	0.96%	0.85%	0.98%	0.87%
Ratio of operating expenses to average net assets	3.72%	3.82%	3.71%	2.98%	3.47%	3.07%	3.56%	3.17%
Portfolio turnover rate	0.48%	0.48%	0.48%	0.48%	0.48%	0.48%	0.48%	0.48%
(1)The per share data for Class A, C, I, P-A, P-I, P-D, P-S and P-T Shares were derived by using the weighted average shares outstanding during the six months ended June 30, 2021, which were 16,809,147, 2,746,713, 6,551,267, 236,649, 51,446,776, 76,683, 24,562,570 and 36,256, respectively.
(2)Amount is less than $0.01 per share.

(3)Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
The following is a schedule of financial highlights of the Company attributed to each outstanding class of shares for the six months ended June 30, 2020.

	For the six months ended June 30, 2020
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.40	$8.23	$8.40	$8.44	$8.73
Net investment income(3)	0.17	0.17	0.17	0.17	0.17
Net realized and unrealized gain/(loss) on investments, net of incentive allocation to special unitholder	0.36	0.36	0.36	0.36	0.36
Change in translation of assets and liabilities denominated in foreign currencies (4)	—	—	—	—	—
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.20)	(0.20)	(0.20)	(0.20)	(0.20)
Net increase in net assets attributed to common equityholders	0.33	0.33	0.33	0.33	0.33
Shareholder distributions:
Distributions from net investment income	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)
Distributions from offering proceeds	(0.24)	(0.23)	(0.24)	(0.24)	(0.23)
Other(2)	—	(0.09)	(0.01)	—	0.04
Net decrease in members’ equity attributed to common shares	(0.29)	(0.37)	(0.30)	(0.29)	(0.24)
Net asset value for common shares at end of period	$8.44	$8.19	$8.43	$8.48	$8.82
Common equityholders’ equity at end of period	$144,999,063	$22,456,937	$55,964,989	$153,556	$234,375,804
Common shares outstanding at end of period	17,185,590	2,742,858	6,635,029	18,109	26,584,510

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	3.98%	2.97%	3.86%	4.02%	4.33%
Ratio of net investment income to average net assets	4.09%	4.18%	4.09%	4.07%	3.94%
Ratio of operating expenses to average net assets	4.28%	4.37%	4.28%	4.26%	4.13%
Portfolio turnover rate	10.69%	10.69%	10.69%	10.69%	10.69%
(1)The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the period ended June 30, 2020, which were 17,244,832, 2,727,762, 6,741,632, 18,109 and 23,123,690, respectively.
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
Note 12. Subsequent Events
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2021 (unaudited).

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
Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability-related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as RECs and energy efficiency certificates (“EECs”). We initially have focused on solar, wind and energy projects. We believe solar energy projects generally offer more predictable power generation characteristics due to the relative predictability of sunlight over the course of time compared to other renewable energy technologies, and therefore we expect them to provide more stable income streams. However, technological advances in wind turbines and other energy-generation technologies, as well as government incentives, also make wind energy and other types of projects attractive. Solar energy projects provide maximum energy production during daylight hours in the summer months when days are longer and nights shorter. Solar energy projects tend to have minimal environmental impact, enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established, and it is relatively simple to integrate new acquisitions and projects into our portfolio.

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
During the three months ended June 30, 2021, we either closed on the acquisition or contracted for the acquisition of 43 renewable energy projects: 42 solar and one wind asset. Refer to the Portfolio and Investment Activity section below for further discussion. During the three months ended June 30, 2021 we had no project disposals. As our access to capital has increased, the average size of our projects increased from 3.9 megawatts (“MW”) per project in 2020 to 6.9 MW per project as of June 30, 2021.
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
The following table illustrates the allocation by percentage of the Company’s contracted revenue by counterparty type and creditworthiness for the six months ended June 30, 2021 and June 30, 2020.

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Investment grade:
Utility	66.5%	63.4%
Municipality	8.4	8.5
Corporation	4.0	0.8
Subtotal investment grade	78.9%	72.7%

Non-investment grade or no rating:
Utility	13.7%	16.9%
Municipality	4.6	4.8
Residential	0.1	1.4
Corporation	2.7	4.2
Subtotal non-investment grade or no rating	21.1%	27.3%
Total	100.0%	100.0%
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
In October 2020, Greenbacker Development Opportunities Fund I, LP (“GDEV”) was launched to make private equity and development capital investments in the sustainable infrastructure industry. GREC’s investment in GDEV is synergistic with the Company’s core business, and it is expected to retain and strengthen existing developer relationships, increase the number of developer relationships within the Company going forward, generate incremental investment opportunities for the company and give the Company insights into new markets and trends within the industry.
Financing Strategy
We expect to supplement our equity capital and increase potential returns to our members through the use of prudent levels of borrowings both at the corporate level and the project level. The LLC's fourth amended and restated limited liability company operating agreement (as amended in November 2020, the “Operating Agreement”) does not impose limitations on the amount of borrowings we may employ, either at the corporate level or the project level. We expect that we will generally target a leverage ratio of up to $2 of debt for every $1 of equity on our overall portfolio, with individual allocations of leverage based on the mix of asset types and obligors; however, we will in no event exceed a leverage ratio of $3 of debt for every $1 of equity, unless any excess is approved by a majority of our independent directors. In addition to any corporate-level credit facility or other secured and unsecured borrowings, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions, and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, we may issue publicly or privately placed debt instruments. Our indebtedness may be recourse or non-recourse, and may be cross-collateralized. In addition, we may invest in assets subject to existing liens, or may refinance the indebtedness on assets acquired on a leveraged basis. We may use the proceeds from any borrowings to acquire assets, refinance existing indebtedness, finance investments or for general corporate purposes. In addition to these financing methods, we may utilize tax equity structures to monetize tax attributes that exceed a renewable energy project owner’s U.S. federal income tax liability.
The table below sets forth the Company’s investments in alternative energy generation portfolios as of June 30, 2021.

	Transaction Close Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Pacifica Portfolio	Q2 2020 - Q3 2020	Battery Storage	California	100% Ownership	$10,905,603	Operating and to-be-constructed battery energy storage facilities	14.2
Eagle Valley Biomass Portfolio	Q2 2019	Biomass	Colorado	100% Ownership	$23,686,352	Operating biomass facility	12.0
Celadon Portfolio	Q1 2019 - Q2 2021	Commercial Solar	California, Colorado, Illinois, Massachusetts, Minnesota, Nevada, New Jersey, New York, North Carolina, Ohio, Utah, Vermont, Washington, Wisconsin	100% Ownership or Managing Member, Equity Owner	$68,219,251	Commercial and residential ground, rooftop-mounted solar photovoltaic systems and carport system	152.8
GEH Portfolio	Q1 2015 - Q4 2020	Commercial Solar	Arizona, California, Colorado, Connecticut, Florida, Hawaii, Indiana, Maryland, Massachusetts, New Jersey, New York, North Carolina, Tennessee and Vermont	100% Ownership or Managing Member, Equity Owner	$148,668,556	Commercial ground, rooftop-mounted photovoltaic systems and carport system	99.6

Ponderosa Portfolio	Q4 2020 - Q2 2021	Commercial Solar	Montana, South Dakota and Wyoming	100% Ownership	$41,188,067	Commercial ground and rooftop-mounted photovoltaic systems	253.8
Other Commercial Solar	Q3 2014 - Q2 2021	Commercial Solar	Ontario, Canada, Michigan, Colorado, California, Nevada, North Carolina, New York, Vermont, and Maine	100% Ownership or Managing Member, Equity Owner	$141,729,946	Commercial and residential ground and rooftop-mounted solar photovoltaic systems	1,049.7
Sego Lily - Solar Portfolio	Q4 2020 - Q1 2021	Commercial Solar	California and Utah	100% Ownership or Managing Member, Equity Owner	$64,147,574	Commercial ground and rooftop-mounted photovoltaic systems	120.1
Trillium Portfolio	Q4 2018 - Q4 2020	Commercial Solar	Arkansas, California, Colorado, Maryland, Massachusetts, New Jersey, Oregon, Pennsylvania, Vermont and Washington D.C.	Managing Member, Equity Owner	$78,351,345	Commercial ground and rooftop-mounted photovoltaic systems and carport system	84.4
Sego Lily - Wind Portfolio	Q2 2021	Wind	California	Managing Member, Equity Owner	$123,973,295	Wind power facility	57.5
Greenbacker Wind Holdings II	Q4 2015 - Q4 2020	Wind	Maine, Massachusetts, Montana and Iowa	100% Ownership or Managing Member, Equity Owner	$77,086,512	Wind power facilities	105.3
Greenbacker Wind Portfolio - HoldCo	Q2 2017 - Q4 2019	Wind	Idaho, Iowa, Minnesota, and Vermont	100% Ownership	$78,526,508	Wind power facilities	131.3
Other Wind Investments	Q4 2017	Wind	California	100% Ownership	$9,550,000	Wind power facility	6.0
Other Portfolios	Q4 2015	Other	North Carolina, Delaware, and Vermont	100% Ownership or Equity Owner	$23,161,484	Commercial ground and rooftop-mounted photovoltaic systems, Private equity membership interests	N/A

Other Energy Efficiency Portfolios	Q3 2015 - Q4 2015	Energy Efficiency	Pennsylvania, Puerto Rico	Secured Loan, Capital Lease	$693,097	Energy efficiency LED lighting	N/A
Encore Loan	Q4 2019	Secured Loan	Vermont	Secured Loan	$6,705,910	Loan	N/A
Hudson Loan	Q2 2019	Secured Loan	New York	Secured Loan	$7,366,796	Loan	N/A
Hudson II Loan	Q4 2019	Secured Loan	New York	Secured Loan	$5,269,267	Loan	N/A
New Market Loan	Q4 2019	Secured Loan	North Carolina	Secured Loan	$5,007,350	Loan	N/A
Shepherd's Run Loan	Q4 2020	Secured Loan	New York	Secured Loan	$6,322,590	Loan	N/A
SE Solar Loan	Q1 2019	Secured Loan	North Carolina	Secured Loan	$5,008,304	Loan	N/A
TUUSSO Loan	Q4 2019	Secured Loan	Washington	Secured Loan	$8,748,600	Loan	N/A
Fidelity Government Portfolio - Class I	Q1 2020	Money Market Funds	N/A	Money Market Funds	$24,713,897	Money Market Funds	N/A
First American Government Obligations Fund - Class X	Q2 2021	Money Market Funds	N/A	Money Market Funds	$24,713,896	Money Market Funds	N/A
Invesco Government & Agency Portfolio - Institutional Class	Q3 2019	Money Market Funds	N/A	Money Market Funds	$7	Money Market Funds	N/A
JP Morgan US Government Money Market Fund - Class L	Q1 2021	Money Market Funds	N/A	Money Market Funds	$24,663,896	Money Market Funds	N/A
Wells Fargo Treasury Plus Money Market Fund - Institutional Class	Q1 2021	Money Market Funds	N/A	Money Market Funds	$24,663,896	Money Market Funds	N/A
Total					$1,033,071,999		2,086.7
*    Approximate
**    Does not include assumed project level debt.
***    100% equity ownership, majority equity owner (>50%), equity owner (<50%), managing member of the limited liability company, secured loan, money market funds, or a capital lease.
Of the total capacity of 2,086.7 MW, 608.6 MW is associated with operating assets and 1,478.1 MW is associated with pre-operational assets, including certain projects where we have contracted for the acquisition of the project pursuant to membership interest purchase agreements. Refer to the Portfolio and Investment Activity section for further discussion.

During the first quarter of 2021, the Company modified the presentation of the Consolidated Schedule of Investments to consolidate certain underlying portfolios. Certain portfolios that had been separately presented on the Consolidated Schedule of Investments have been aggregated with other portfolios in the same industry to be presented in a consolidated manner on the Consolidated Schedule of Investments. These consolidation efforts have no impact on the underlying portfolios or their individual cost or fair values but rather represent the aggregation of several similar investments. Certain portfolios, including those determined to be individually significant, remain presented separately. Management believes that the consolidation of our portfolios results in a presentation that better reflects the way in which we view our overall portfolio of investments and will enhance the information reported to the users of our financial statements.
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
The LLC conducts a significant portion of its operations through GREC, of which the LLC is the sole shareholder — both of the shares of common stock and the special preferred stock. We intend to continue to operate our business in a manner permitting us to not be required to register under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are not a blank check company within the meaning of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”) and have no specific intent to engage in a merger or acquisition in the next 12 months.
Pursuant to the now-terminated Registration Statement on Form S-1 (File No. 333-211571), we offered on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests. The primary offering was terminated on March 29, 2019. The LLC’s initial offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) terminated on February 7, 2017. As of June 4, 2019, pursuant to our Registration Statement on Form S-3D (File No. 333-231960) we were offering a maximum of $10,000,000 in shares to our existing shareholders pursuant to the DRP. As of November 30, 2020, pursuant to our Registration Statement on Form S-3D (File No. 333-251021), the LLC is offering up to an additional $20,000,000 in Class A, C and I shares to our existing shareholders pursuant to the DRP. Shares of the LLC’s limited liability company interests issued pursuant to the DRP through the period ending September 30, 2020 were being offered at the price equal to the then current offering price per each class of shares less selling commissions and dealer manager fees. Effective October 1, 2020, DRP shares are being offered at a price equal to our Monthly Share Value for each class of our shares. As of February 1, 2021, the DRP was amended to include all of the LLC’s privately offered share classes.
Pursuant to Private Placement Memoranda, the LLC is currently offering Class P-A, P-I, P-S, P-T, and P-D shares. After the finalization of the June 30, 2021 NAV and Monthly Share Value, the current offering price of the Class P-A, P-I, P-S, P-T, and P-D shares is $9.44, $8.91, $9.19, $9.54, and $8.97 per share, respectively. To the extent that our Monthly Share Value per share per class on the most recent valuation date increases above or decreases below our prior Monthly Share Value per share per class, we will adjust the offering prices of each class of shares as appropriate.
As of June 30, 2021, through initial purchases of shares and participation in the DRP, our Advisor owned 23,601 Class A shares and through initial purchases of shares, our Advisor owned 2,776 Class P-D shares. As of December 31, 2020, through initial purchases of shares and participation in the DRP, our Advisor owned 23,601 Class A shares.
As of June 30, 2021, we had received subscriptions for and issued 127,855,414 of our shares (including shares issued under the DRP) for gross proceeds of $1,163,570,908 (before dealer-manager fees of $4,487,121 and selling commissions of $14,465,374 for net proceeds of $1,144,618,413). As of December 31, 2020, we had received subscriptions for and issued 67,133,640 of our shares (including shares issued under the DRP) for gross proceeds of $617,098,806 (before dealer manager fees of $4,308,949 and selling commissions of $14,198,029 for net proceeds of $598,591,828).
General Market Overview for Alternative Energy Projects
The U.S. electric consumer expects a virtually error-free, consistent supply of sufficient electricity at all times for all purposes. The U.S. power industry, which includes energy generation and transmission, is structured to ensure a sufficient, constant supply of energy to all end users to meet varying demand requirements on a minute-by-minute basis. Historically, the mix of electricity supply was dependent largely on fossil fuels such as coal and natural gas, as well as nuclear and hydroelectric power. However, this is changing rapidly due to the rise of renewable energy. According to the U.S. Energy Information Administration (the “EIA”), renewable energy represented nearly 20% of U.S. electricity generation in 2020, a percentage which they expect to more than double over the next two decades. Renewable energy is poised to gain even more market share over the decades to come, driven largely by several trends:

The decline of coal. The U.S. coal industry is rapidly declining in the face of lower-cost natural gas and renewable energy, and regulations designed to reduce greenhouse gas emissions and protect public health.

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

The U.S. Renewable Energy Industry Has Been a High-Growth Market

The market for renewable energy has grown rapidly over the past decade. According to Bloomberg New Energy Finance, worldwide investment in renewable generation topped $300 billion in 2020, a trend which is expected to continue.

The U.S. Renewable Energy Industry Is Expected to Be a High-Growth Market for Decades

We believe that demand for renewable energy will continue to grow as countries seek to reduce their dependence on outside sources of energy, and as the political and social climate continues to demand social responsibility on environmental matters.

In addition, supported in part by federal tax credits in the early part of the projection period, U.S. federal renewable fuel standards and state RPS, non-hydropower renewable generating capacity is expected to grow at a faster rate than fossil fuel capacity, according to the Renewable Energy Data Book. According to the EIA, renewable energy generation facilities are expected to more than double as a percentage of total electricity generation over the next two decades.

Capital Shortage in the Market

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
Current Competition in the Alternative Energy — Wind Marketplace
For the U.S. wind industry, 2020 was its strongest year to date and continued in the beginning of 2021. According to S&P Global Market Intelligence, U.S. wind developers added 3,334 MW of capacity in the first quarter of 2021, a 75% increase from the same period in 2020. Capacity increased by 40% in the first quarter of 2021 compared to the same period last year, which broke records for being the highest first quarter, according to the American Clean Power Association’s Clean Power Quarterly Report First Quarter 2021.

Thus, current market conditions remain favorable for additional wind development through 2021. Particularly for smaller middle market transactions involving assets similar to those in our current portfolio, we believe that we will continue to be competitive in bidding for wind assets. We also believe that we may see opportunities to purchase operating wind assets which have run through their tax credits.
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

While we seek to mitigate construction-related credit risk by entering into contracts with high-quality EPC companies with appropriate bonding and insurance capacity, if the EPCs to the construction agreements for our projects are unable to fulfill their contractual obligations to us, our financial condition and results of operations could be materially adversely affected. We seek to mitigate credit risk by deploying a comprehensive review and asset selection process, including worst-case analysis and careful ongoing monitoring of acquired assets, as well as mitigation of negative credit effects through back-up planning. Nevertheless, unanticipated credit losses may occur that could adversely impact our operating results.
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
Due to the take-or-pay nature of the contracts, we believe that the Company is largely insulated from the daily volatility of the electricity market prices. Nevertheless, we monitor these markets to stay abreast of developments in the industry as they occur. Over recent years, we have seen significant volatility in gas prices. However, that volatility has been slow to translate into movements in the electricity prices.
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
We believe that this market diversity is a benefit for our program. States have been highly adept at advancing programs designed to benefit renewable energy, with or without federal government support. There are currently 31 states that have developed a renewable portfolio standard. As a result, we see state regulatory issues as a shifting mosaic of opportunities where some markets will present opportunities while others become less attractive on a prospective basis.
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
Deferred Sales Commissions
The Company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker-dealers in the future in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of the Class C shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of 1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; 2) the date which approximates an expected liquidity event for the Company; or 3) the expected holding period of the investment. The costs expected to be incurred at the time of the sale of the Class P-T and Class P-S shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of 1) the date which approximates an expected liquidity event for the Company; or 2) the expected holding period of the investment. The estimated amount of the liability can be updated as management's assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained. As of June 30, 2021, and December 31, 2020, the Company recorded a liability for deferred sales commissions in the amount of $3,977,395 and $131,875, respectively.
Financing Costs
Financing costs related to debt liabilities of the LLC, GREC or GREC HoldCo are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the carrying amount of that debt liability. Financing costs are deferred and amortized using the straight-line method over the life of the debt liability.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting," which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this update is effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. As of June 30, 2021, we have not elected to apply the optional amendments and are currently evaluating the impact of the ASU and the effect on our consolidated financial statements.
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
Amendments to the Operating Agreement Related to Incentive Allocations
On August 25, 2020, certain amendments to the Operating Agreement to remove the provisions therein related to the Income Incentive Distribution and the Capital Gains Incentive Distribution, in each case allocable to the Special Unitholder under certain circumstances, and to replace them with provisions for a performance participation fee (the “Performance Participation Fee”) based on the periodic total return generated by the LLC, payable under certain circumstances by the LLC to the Special Unitholder, was approved by the LLC’s shareholders and was applied retroactively on April 1, 2020 and for all periods thereafter. The Liquidation Incentive Distribution provision in the Operating Agreement was correspondingly amended to reflect that the Liquidation Incentive Distribution will be calculated based on the difference between the LLC’s net proceeds from a liquidation or listing of our shares (in either case, as calculated in accordance with the Operating Agreement) and the LLC’s NAV immediately prior to the time of such liquidation or listing.
Portfolio and Investment Activity
As of June 30, 2021, the Company invested in numerous solar, wind, battery storage, biomass and energy efficiency projects included in 14 investment portfolios, as well as seven secured loans, as follows:
Commercial Solar
Celadon Portfolio
This portfolio consists of operating and pre-operating solar power facilities totaling approximately 152.8 MW, located across California, Colorado, Illinois, Massachusetts, Minnesota, Nevada, New Jersey, New York, North Carolina, Ohio, Utah, Vermont, Washington, Wisconsin. Of the total, approximately 151.6 MW is associated with pre-operating solar power facilities which are expected to reach COD over the period ending in 2022. For all facilities within this portfolio, power is either sold or will be sold through PPA contracts that range from 9 to 25 years. Certain of the projects included in this Portfolio were transferred from the Trillium Portfolio during the three months ended June 30, 2021.
GEH Portfolio
This portfolio consists of operating solar power facilities totaling approximately 99.6 MW, located across Arizona, California, Colorado, Connecticut, Florida, Hawaii, Indiana, Maryland, Massachusetts, New Jersey, New York, North Carolina, Tennessee and Vermont. The systems sell power under PPA arrangements ranging from 15 to 25 years. Certain systems also sell RECs and SRECs to the local utilities. Certain of the facilities, representing 8.4 MW of the total for the portfolio, represents leased operating solar power facilities. During the remaining term of the lease, which is approximately 11 years, there is the potential for the Company to purchase these assets directly upon the agreement and consent of the parties.
Other Commercial Solar
This portfolio consists of operating and pre-operating solar power facilities totaling approximately 1,049.7 MW, located in Ontario, Canada, Michigan, Colorado, California, Nevada, North Carolina, New York, Vermont, and Maine. These projects consist primarily of rooftop solar photovoltaic systems, community solar projects and solar PV systems. Of the total, approximately 874.0 MW is associated with pre-operating solar power facilities which are expected to reach COD over the period ending in 2024. For all facilities within this portfolio, power is either sold or will be sold through long-term PPAs. During the three months ended June 30, 2021, five assets comprising 94.6 MW of the total for the Portfolio were transferred from the Sego Lily - Solar Portfolio and from the Trillium Portfolio. Also during the three months ended June 30, 2021, the Company contracted to acquire a 617.5 MW pre-operating solar facility.
Ponderosa
This portfolio consists of pre-operating solar power facilities totaling approximately 253.8 MW, located across Montana, South Dakota and Wyoming. These pre-operating solar power facilities are expected to reach COD over the period ending 2023. For all facilities within this portfolio, power will be sold through PPA contracts that range from 15 to 25 years.
Sego Lily - Solar Portfolio

This portfolio consists of operating and pre-operating solar power facilities totaling approximately 120.1 MW, located across California and Utah. Of the total, approximately 115.8 MW is associated with pre-operating solar power facilities which are expected to reach COD during 2021. For all facilities within this portfolio, power is either sold or will be sold through PPA contracts that range from 15 to 20 years.
Trillium Portfolio
This portfolio consists of operating solar power facilities totaling approximately 84.4 MW, located across Arkansas, California, Colorado, Maryland, Massachusetts, New Jersey, Oregon, Pennsylvania, Vermont and Washington D.C. These projects consist primarily of commercial ground and rooftop-mounted photovoltaic systems. The systems primarily sell power to various commercial, municipal, residential and utility offtakers under long-term PPAs that range from 11 to 28 years.
Wind
Greenbacker Wind Holdings II Portfolio
This portfolio consists of operating and pre-operating wind power facilities totaling approximately 105.3 MW, located in Maine, Massachusetts, Montana and Iowa. Of the total, approximately 15.3 MW is associated with pre-operating wind power facilities which are expected to reach COD during 2021. These systems primarily sell power to various municipal and utility offtakers under long-term PPAs. Certain systems also sell RECs to the local utilities. During the three months ended March 31, 2021, two assets comprising 20.3 MW of the total for the portfolio were transferred from the Greenbacker Wind Portfolio - Maine Portfolio and from the Other Wind Investments Portfolio.
Greenbacker Wind Portfolio - HoldCo Portfolio ("GB Wind HoldCo")
This portfolio consists of operating wind power facilities totaling approximately 131.3 MW, located in Idaho, Iowa, Minnesota, and Vermont. The systems sell power under PPA arrangements ranging from 20 to 25 years. Certain systems also sell RECs to the local utilities.
Sego Lily - Wind Portfolio
This portfolio consists of a pre-operating wind power facility totaling approximately 57.5 MW, located in California. The system is expected to reach COD during 2021, and will sell power to the local utility under a PPA arrangement with a 20 year term.
Other Wind Investments
This portfolio consists of an operating wind power facility totaling approximately 6.0 MW, located in California. The system sells power to the local utility under a PPA arrangement with a 20 year term.

Biomass
EVCE Biomass Portfolio
This portfolio consists of an operating biomass facility approximating 12.0 MW, located in Colorado. The system sells power to the local utility under a PPA arrangement with a 20 year term.
Battery Storage
Pacifica Portfolio
This portfolio consists of operating and pre-operating battery storage facilities totaling approximately 14.2 MW, located in California. Of the total, approximately 9.8 MW is associated with pre-operating battery storage facilities which are expected to reach COD during 2021. For all facilities within this portfolio, power is either sold or will be sold to municipal or commercial offtakers for a 10 year term.
Other Energy Efficiency Portfolios
This portfolio consists of capital leases and secured loans, including loans to the related parties LED Funding LLC and Renew AEC One LLC (the “AEC Companies”).
Other Portfolios
This portfolio consists of acquisition costs related to energy projects being acquired in North Carolina, Delaware, and Vermont. Additionally, the Company has invested capital to acquire and safe harbor panels that will be used in the construction of various pipeline projects.
In addition, on October 9, 2020, GREC made a $5,000,000 limited partner (“LP”) commitment to Greenbacker Development Opportunities Fund I, LP (“GDEV”), which was increased to $6,075,000 in the fourth quarter of 2020. As of June 30, 2021, $6,002,093 of the commitment was funded—the fair value of this investment is $5,978,893. In April 2021, the commitment to GDEV increased to $7,500,000.

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
TUUSSO Loan
In November 2019, the Company entered into a short-term secured loan agreement with TUUSSO Energy, LLC. The loan bears an interest rate of 8% and matures on August 31, 2021.
Portfolio Disposals
There were no sales during the three and six months ended June 30, 2021.
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

Investment Summary
The following table presents the gross purchases of the gross funding of additional capital for new or existing investments for the six months ended June 30, 2021 and June 30, 2020:

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Battery Storage
Pacifica Portfolio	$2,060,068	$3,024,537
Biomass
Eagle Valley Biomass Portfolio	600,000	175,533
Commercial Solar
Celadon Portfolio	5,610,033	—
GEH Portfolio	869,812	21,980,358
Raleigh Portfolio	44,995	—
Other Commercial Solar	67,536,284	25,777,740
Ponderosa Portfolio	10,470,675	—
Sego Lily - Solar Portfolio	54,363,153	—
Trillium Portfolio	114,599,549	70,197,705
Residential Solar
Greenbacker Residential Solar Portfolio	—	13,000
Greenbacker Residential Solar Portfolio II	50,398	265,000
Wind
Sego Lily - Wind Portfolio	152,936,501	—
Other Wind Investments	60,000	50,000
Greenbacker Wind Portfolio - HoldCo	6,390,055	27,070,479
Greenbacker Wind Holdings II	38,996,751	4,570,970
Other Investments
Other Portfolios	19,425,692	9,545,562
Secured Loans
Encore Loan	10,803	—
Hudson Loan	1,345,394	464,149
Hudson II Loan	1,345,394	—
Shepherd's Run Loan	6,322,590	—
SE Solar Loan	3,060	4,000,000
TUUSSO Loan	1,985,504	1,141,672
	$485,026,711	$168,276,705
During the three months ended June 30, 2021, we either closed on the acquisition or contracted for the acquisition of 43 renewable energy projects: 42 solar and one wind asset. Refer to the Portfolio and Investment Activity section below for further discussion. During the three months ended June 30, 2021 we had no project disposals. As our access to capital has increased, the average size of our projects increased from 3.9 megawatts (“MW”) per project in 2020 to 6.9 MW per project as of June 30, 2021.
The composition of the Company’s investments as of June 30, 2021, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage
Pacifica Portfolio	$10,905,603	$10,442,652	0.9%
Subtotal	$10,905,603	$10,442,652	0.9%
Biomass
Eagle Valley Biomass Portfolio	$23,686,352	$16,596,323	1.4%
Subtotal	$23,686,352	$16,596,323	1.4%
Commercial Solar:
Celadon Portfolio	$68,219,251	$82,732,591	7.2%
GEH Portfolio	148,668,556	157,429,928	13.8%
Ponderosa Portfolio	41,188,067	54,059,786	4.7%
Sego Lily - Solar Portfolio	64,147,574	82,049,916	7.2%
Trillium Portfolio	78,351,345	105,575,759	9.2%
Other Commercial Solar	141,729,946	160,557,437	14.0%
Subtotal	$542,304,739	$642,405,417	56.1%
Wind:
Sego Lily - Wind Portfolio	$123,973,295	$133,044,848	11.6%
Greenbacker Wind Holdings II	77,086,512	90,080,704	7.9%
Greenbacker Wind Portfolio - HoldCo	78,526,508	74,872,969	6.6%
Other Wind Investments	9,550,000	8,717,057	0.8%
Subtotal	$289,136,315	$306,715,578	26.9%
Other Investments:
Other Portfolios	$23,161,484	$22,841,113	2.0%
Subtotal	$23,161,484	$22,841,113	2.0%
Energy Efficiency:
Other Energy Efficiency Portfolios	$693,097	$687,541	0.1%
Subtotal	$693,097	$687,541	0.1%
Secured Loans:
Encore Loan	$6,705,910	$6,705,910	0.6%
Hudson Loan	7,366,796	7,366,796	0.6%
Hudson II Loan	5,269,267	5,269,267	0.5%
New Market Loan	5,007,350	5,007,350	0.4%
Shepherd's Run Loan	6,322,590	6,322,590	0.6%
SE Solar Loan	5,008,304	5,008,304	0.4%
TUUSSO Loan	8,748,600	8,748,600	0.8%
Subtotal	$44,428,817	$44,428,817	3.9%
Investments in Money Market Funds:
Fidelity Government Portfolio - Class I	$24,713,897	$24,713,897	2.2%
First American Government Obligations Fund - Class X	24,713,896	24,713,896	2.1%
Invesco Government & Agency Portfolio - Institutional Class	7	7	—%
JP Morgan US Government Money Market Fund - Class L	24,663,896	24,663,896	2.2%
Wells Fargo Treasury Plus Money Market Fund - Institutional Class	24,663,896	24,663,896	2.2%
Subtotal	$98,755,592	$98,755,592	8.7%
Total	$1,033,071,999	$1,142,873,033	100.0%

The composition of the Company’s investments as of December 31, 2020, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage:
Pacifica Portfolio	$8,839,235	$8,839,235	1.3%
Subtotal	$8,839,235	$8,839,235	1.3%
Biomass:
Eagle Valley Biomass Portfolio	$23,236,352	$23,236,352	3.5%
Subtotal	$23,236,352	$23,236,352	3.5%
Commercial Solar:
GEH Portfolio	$114,253,479	$124,637,707	18.9%
Magnolia Sun Portfolio	33,008,559	36,904,011	5.6%
Other Commercial Solar	67,933,619	70,814,994	10.7%
Sego Lily - Solar Portfolio	29,178,404	62,135,652	9.4%
Trillium Portfolio	83,219,738	105,913,033	16.1%
Subtotal	$327,593,799	$400,405,397	60.7%
Wind:
Greenbacker Wind Holdings II	$33,834,320	$35,839,967	5.4%
Greenbacker Wind Portfolio - HoldCo	73,244,891	75,013,771	11.4%
Greenbacker Wind Portfolio - Maine	12,704,196	23,758,084	3.6%
Other Wind Investments	19,986,133	20,356,806	3.1%
Subtotal	$139,769,540	$154,968,628	23.5%
Other Investments:
Other Portfolios	$23,669,446	$23,291,114	3.5%
Subtotal	$23,669,446	$23,291,114	3.5%
Energy Efficiency:
Other Energy Efficiency Portfolios	$738,348	$741,581	0.1%
Subtotal	$738,348	$741,581	0.1%
Secured Loans
Encore Loan	$10,606,725	$10,606,725	1.6%
Hudson I Loan	6,021,402	6,021,402	0.9%
Hudson II Loan	3,923,873	3,923,873	0.6%
New Market Loan	5,007,350	5,007,350	0.8%
SE Solar Loan	5,005,244	5,005,244	0.8%
TUUSSO Loan	6,763,096	6,763,096	1.0%
Subtotal	$37,327,690	$37,327,690	5.7%
Investments in Money Market Funds:
Fidelity Government Portfolio - Class I	$10,100,000	$10,100,000	1.5%
First American Government Obligations Fund - Class Z	1,072,720	1,072,720	0.2%
Invesco Government & Agency Portfolio - Institutional Class	7	7	—%
Subtotal	$11,172,727	$11,172,727	1.7%
Total	$572,347,137	$659,982,724	100.0%
Results of Operations
A discussion of the results of operations for the three and six months ended June 30, 2021 and three and six months ended June 30, 2020 are as follows:

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
The timing and amount of dividend income to be distributed to the Company is determined on at least a quarterly basis by the Company. This process includes an analysis at the individual project entity level of the cash available from operations and necessary working capital needed for the proper daily operations of the project. As a general rule, the dividend income from our equity investments is recognized as income only when it is received by the Company, or expected to be received by the Company immediately after each quarter end, whereas the undistributed income is retained within the project entities (i.e., included in working capital of the project company) and is added to the carrying value of those investments on the balance sheet. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three and six months ended June 30, 2021 totaled $9,737,275 and $14,989,938, respectively, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $969,668 and $1,915,678, respectively. Dividend income for the three and six months ended June 30, 2020 totaled $4,871,338 and $10,079,128, respectively, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $700,423 and $1,430,290.
The increase in dividend income from the three and six months ended June 30, 2020 to the three and six ended June 30, 2021 was primarily attributable to the acquisition of operating assets and completion of construction assets during the latter part of 2020 offset by decreases in dividend income from certain wind portfolios related to a build-up of dividends distributed from the wind assets.
The increase in the interest income for the three and six months ended June 30, 2021 versus the three and six months ended June 30, 2020 was primarily attributed to the increase in our interest-bearing loans to unaffiliated entities.
During 2021, our investments increased from $660 million as of December 31, 2020 to $1,143 million as of June 30, 2021, or a 73.2% increase. As of June 30, 2021, and December 31, 2020, we had approximately $430 million and $144 million in pre-operational and non-earning assets, which amounted to 27.9% and 13.4% of our gross investment amounts, respectively, and 39.58% and 26.0% of our net assets, respectively. We expect that the majority, but not all, of the assets that are currently pre-operational and non-earning to become revenue generating throughout the remainder of 2021 and into 2022, but we also expect to continue to make new investments in projects prior to the commencement of construction. As noted above, the strategy of investing in projects prior to the commencement of construction resulted in an increase in costs with no immediate increase in dividend income from those projects.

Balance	June 30, 2021	December 31, 2020	December 31, 2019
Investments in controlled/affiliated and non-controlled/non-affiliated portfolios at fair value	$1,044,117,441	$648,809,997	$475,175,871
Investments in money market funds at fair value	$98,755,592	$11,172,727	$4,984,621
Total investments at fair value	$1,142,873,033	$659,982,724	$480,160,492
Notes payable balances of the Company and its operating entities	$420,537,836	$507,108,553	$261,850,711
Cash, cash equivalents and restricted cash	$65,609,444	$4,675,836	$4,081,470
Less: Note payable balance of the Company	$(86,051,534)	$(90,145,500)	$(71,990,467)

Gross Investment Amount	$1,542,968,779	$1,081,621,613	$674,102,206

Additional Metrics
Pre-operational and non-earning assets	$429,849,436	$144,404,286	$128,632,161
Pre-operational and non-earning assets as a % of gross investment amount	27.86%	13.4%	19.1%
Pre-operational and Non-earning Assets as a % of net assets	39.58%	26.0%	31.5%
Expenses
For the three and six months ended June 30, 2021, the Company incurred $9,301,123 and $15,859,003 in operating expenses, respectively, including the management fees earned by the Advisor. For the three and six months ended June 30, 2020, the Company incurred $4,380,821 and $8,719,573 in operating expenses, respectively, including the management fees earned by the Advisor.
For the three and six months ended June 30, 2021, the Advisor earned $5,429,242 and $9,504,745, respectively, in management fees, with the increase in management fees due to the increase in total assets. The consolidated financial statements reflect a $1,312,309 Performance Participation Fee for the three and six months ended June 30, 2021 based primarily on net unrealized appreciation. For the three and six months ended June 30, 2020, the Advisor earned $2,451,031 and $4,850,784, respectively, in management fees. The consolidated financial statements reflect a $2,660,408 and $5,347,867 increase, respectively, in incentive allocation for the three and six months ended June 30, 2020 based primarily on net unrealized appreciation.
Lastly, for the three and six months ended June 30, 2021, the Company generated a tax (benefit) expense from operations in the amount of $(2,123,117) and $(3,492,411), respectively. For the three and six months ended June 30, 2020, the Company generated a tax (benefit) expense from operations in the amount of $(2,415,708) and $(5,647,572), respectively. The benefit recorded within net investment income (loss) is mainly derived from net operating losses incurred by the Company.
For the three and six months ended June 30, 2021, the net investment income (loss) was $3,402,852 and $4,412,939, respectively, or $0.03 and $0.04, respectively, per share. For the three and six months ended June 30, 2020, the net investment income (loss) was $3,580,266 and $8,385,606, respectively, or $0.07 and $0.17, respectively, per share.
Going forward, we expect our primary expenses to be the payment of asset management fees under our advisory agreement with the Advisor as well as Performance Participation Fees to the Special Unitholder. We will also bear other expenses, which are expected to include, among other things:
•the cost of calculating our NAV, including the related fees and cost of retaining third-party valuation services;
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
For the three and six months ended June 30, 2021, we recognized a realized loss of $(129,313) and $(201,462), respectively, related to net working capital adjustments on investments previously sold. We recorded a net change in unrealized appreciation of $18,895,063 and $24,825,680 for the three and six months ended June 30, 2021, respectively. This net change in unrealized appreciation for the three and six months ended June 30, 2021 includes $19,953,676 and $22,125,124, respectively, of unrealized appreciation related to the change in value of investments; $20,181 and $40,323, respectively, of unrealized appreciation related to the change in value based upon changes in foreign currency exchange rates; and $(1,078,794) and $2,660,233, respectively, of depreciation related to the change in value of swap contracts.
For the three and six months ended June 30, 2020, we recognized a $(59,767) and $6,343,160, respectively realized gain (loss) on the sale of investment related to the sale of Greenbacker Residential Solar Portfolio I, Greenbacker Residential Solar Portfolio II, and East to West Portfolio Assets, a net change in unrealized appreciation of $11,218,854 and $16,949,593, respectively, was recorded of which $11,623,195 and $23,723,630 of unrealized appreciation, respectively, related to the change in value of investments and $51,183 and $(1,065) of unrealized appreciation (depreciation), respectively, related to the change in value based upon changes in foreign currency exchange rates and $(455,524) and $(6,772,972) of (depreciation), respectively, related to the change in value of swap contracts.
The (provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts was $(10,383,323) and $(9,762,350) for the six months ending June 30, 2021 and June 30, 2020, respectively. The provision is mainly derived from unrealized tax basis gains on the Company’s investments offset by net operating losses incurred and investment tax credit carryforwards related to the Company’s investments which, unlike for financial statement purposes under GAAP, are consolidated for tax purposes.
Changes in Net Assets from Operations
For the three and six months ended June 30, 2021, we recorded a net increase in net assets resulting from operations of $14,928,152 and $18,653,834, respectively, or $0.13 and $0.18, respectively, per share. For the three and six months ended June 30, 2020, we recorded a net increase in net assets resulting from operations of $11,284,221 and $21,916,009, respectively. The increase in net assets primarily relates to our net investment income earned during the period and unrealized appreciation related to the change in value of investments and swap contracts.

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
An analysis of the Company’s dividend coverage ratio, including the impact of realized gains, is as follows:

Description	6/30/2021	2020	2019	2018	2017	2016
Net Investment Income (loss) before taxes	$1,046,613	$1,645,856	$4,213,800	$9,681,310	$7,459,040	$3,749,560
Shareholder Distributions (total including DRP)	$28,568,574	$31,038,522	$25,884,100	$17,738,130	$11,403,610	$6,717,870
Dividend Coverage Ratio (net investment income/total distributions)	3.7%	5.3%	16.3%	54.6%	65.4%	55.8%
Realized Gains (Loss)	$(201,462)	$7,830,550	$12,915,740	$—	$694,000	$—
Gross Dividend Coverage Ratio (Net Investment Income and Realized Gains/Total Shareholder Distributions)	3.0%	30.5%	66.2%	54.6%	71.5%	55.8%
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
2021
As of June 30, 2021, total capital deployed in pre-operational and non-earning assets reached approximately $430 million which amounts to 39.6% of net assets, or 27.9% of the gross investment amount. Additionally, as a result of the significant capital raised during the three months ending June 30, 2021, the Company has $99 million in investments in money market funds as of June 30, 2021 amounting to an additional 9.2% of our net assets, or 6.4% of our gross investment amounts. Consistent with historical trends, as these projects commenced operations, any increase in the fair value of the project was recognized as an unrealized gain in the statement of operations, not as investment income. Thus, while costs incurred prior to operation reduce the dividend coverage ratio, any unrealized gains on the value of the project after reaching operations has no effect on the dividend coverage ratio. While pre-operational assets continues to increase, from a near term financial perspective, the Company’s financial statements and overall dividend coverage ratio is negatively impacted.
Demonstrating Value Creation Through Selected Asset Sales
During 2019 and continuing into 2020, we determined that the Company would engage in a process of selling selected projects that it considered to be non-core investments, or for which there were compelling opportunities to sell at prices in excess of original cost.
In the three and six months ended June 30, 2021, the Company did not have any sales.
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

Electricity Production by Our Investments
Between 2018 through the end of 2020, we observed a 187% year-over-year growth in annual total megawatt hours (“MWh”) production output across all renewable energy projects in our investment portfolio, resulting in a corresponding growth of revenues earned by our investments. This growth was due in large part to the increase in the capital we deployed in commercial solar and wind projects while increasing the diversification of our portfolio geographically, technologically and across various investment-grade offtakers. Also contributing to year-over-year growth was the purchase of our first biomass power plant asset in 2019, where we took advantage of a “special situation” investment opportunity and further increased the technology diversification within our portfolio.
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
For the six months ended June 30, 2021 and June 30, 2020, the total MWh produced across all renewable energy projects in our investment portfolio were 685,411 MWh and 478,702 MWh respectively. We observed growth of 43% from the second quarter of 2020 to the second quarter of 2021. The most significant growth by segment for the first six months of 2021 as compared to the first six months of 2020 was in commercial solar. This increase of 101% YoY was largely due to the Turquoise Solar project included in the Other Commercial Solar Portfolio which comprises 61.2 MW in Nevada as well as growth in the Trillium portfolio and assets becoming operational with 84.4 MW of operating assets.

MWh by Segment	Three months ended June 30, 2021	Six months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2020
Commercial Solar	172,608	284,981	91,283	141,815
Residential Solar	101	101	44	4,058
Wind	163,540	352,257	131,665	287,560
Biomass	24,692	48,072	21,205	45,269
Total	360,941	685,411	244,197	478,702

MWh by Segment
Three Months ended June 30, 2020
Three Months ended June 30, 2021
Six Months ended June 30, 2020
Six Months ended June 30, 2021
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

Period		Class
From	To	A	C	I	P-A		P-I	P-S	P-T	P-D
25-Apr-14	4-Nov-15	$10.00	$9.58	$9.19	N/A		N/A	N/A	N/A	N/A
5-Nov-15	4-Feb-16	$10.02	$9.60	$9.21	N/A		N/A	N/A	N/A	N/A
5-Feb-16	5-May-16	$10.05	$9.62	$9.23	N/A		N/A	N/A	N/A	N/A
6-May-16	3-Aug-16	$10.07	$9.64	$9.25	$9.59		$8.81	N/A	N/A	N/A
4-Aug-16	6-Nov-16	$10.23	$9.79	$9.39	$9.79		$8.95	N/A	N/A	N/A
7-Nov-16	7-Feb-17	$10.28	$9.58	$9.45	$9.78		$8.83	N/A	N/A	N/A
8-Feb-17	4-May-17	$10.22	$9.53	$9.39	$9.70		$8.76	N/A	N/A	N/A
5-May-17	17-May-17	$10.17	$9.48	$9.34	$9.70		$8.69	N/A	N/A	N/A
18-May-17	3-Aug-17	$9.74	$9.07	$8.94	$9.70		$8.69	N/A	N/A	N/A
4-Aug-17	2-Nov-17	$9.72	$9.08	$8.93	N/A		$8.73	N/A	N/A	N/A
3-Nov-17	5-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75	N/A	N/A	N/A
6-Feb-18	6-May-18	$9.78	$9.09	$8.98	$9.65	*	$8.81	N/A	N/A	N/A
7-May-18	2-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84	N/A	N/A	N/A
3-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90	N/A	N/A	N/A
1-Nov-18	6-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89	N/A	N/A	N/A
7-Feb-19	6-May-19	$9.63	$9.01	$8.84	$9.50	**	$8.76	N/A	N/A	N/A
7-May-19	1-Aug-19	N/A	N/A	N/A	N/A		$8.76	N/A	N/A	N/A
2-Aug-19	8-Nov-19	N/A	N/A	N/A	N/A		$8.77	N/A	N/A	N/A
9-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93	N/A	N/A	N/A
20-Mar-20	18-May-20	N/A	N/A	N/A	N/A		$8.90	N/A	N/A	N/A
19-May-20	20-Aug-20	N/A	N/A	N/A	N/A		$8.95	N/A	N/A	N/A
21-Aug-20	1-Nov-20	N/A	N/A	N/A	N/A		$9.02	N/A	N/A	N/A
2-Nov-20	31-Jan-21	N/A	N/A	N/A	$9.42		$9.02	$9.02	$9.02	$9.02
1-Feb-21	26-Feb-21	N/A	N/A	N/A	$9.38		$8.96	$9.00	$9.53	$9.24
1-Mar-21	31-Mar-21	N/A	N/A	N/A	$9.44		$9.02	$9.00	$9.53	$9.24
1-Apr-21	30-Apr-21	N/A	N/A	N/A	$9.47		$9.02	$9.01	$9.53	$9.24
3-May-21	31-May-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
1-Jun-21	30-Jun-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
1-Jul-21	1-Aug-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
2-Aug-21	-	N/A	N/A	N/A	$9.44		$8.91	$9.19	$9.54	$8.97
*     Effective April 16, 2018
**    Ceased February 8, 2019 and recommenced as of November 2, 2020
Liquidity and Capital Resources
As of June 30, 2021 and December 31, 2020, the Company had $35,807,508 and $4,675,836, respectively, in cash. Our current cash balance is generally reflective of the cash necessary to fund normal operations. In 2021, we anticipate continuing to (1) increase our draw on current financing facilities; (2) enter into new financing arrangements and (3) raise additional equity through our current private placement. We use our cash and additional liquidity facilities to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:
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
Operating entities of the Company, which are accounted for as investments using fair value in the Company’s consolidated financial statements under ASC 820, had approximately $334,486,302 and $416,963,053 in outstanding notes payable collateralized by certain solar assets and membership interests in limited liability companies included in the Eagle Valley Biomass, GB Wind HoldCo, GEH, Greenbacker Wind Holdings II, Other Commercial Solar and Trillium Portfolios as of June 30, 2021 and December 31, 2020, respectively.
Since the Company maintains operating control over all entities with project-level debt outstanding, we have included the total amount of the debt outstanding in the below table, summarizing notes payable associated with the Company’s operating subsidiaries as well as GREC and the LLC.
On January 5, 2018, the Company, through GREC HoldCo, entered into a Credit Agreement by and among GREC HoldCo, the LLC, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger, sole lead bookrunner, and as swap counterparty. The credit facility (the “Credit Facility”) consisted of a loan of up to the lesser of $60,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allowed for additional drawdowns through December 31, 2018, and converted to a term loan with a maturity on January 5, 2024.
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
Borrowings under the New Credit Facility are back-leveraged and secured by all of the assets of GREC HoldCo and the equity interests of each direct and indirect subsidiary of the Company. The LLC, GREC and each direct and indirect subsidiary of the Company are guarantors of the Company’s obligations under the New Credit Facility. GREC has pledged all of the equity interests of GREC HoldCo as collateral for the New Credit Facility.
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
On December 6, 2019 the Company entered into a $15,000,000 revolving letter of credit facility agreement (“LC Facility”) with Fifth Third Bank. On January 30, 2020, the LC Facility was amended to include an equipment loan, and the amount of $5.6 million was drawn down under the equipment facility loan. On March 18, 2020 a repayment of $1.9 million was made, reducing the outstanding balance of the equipment loan facility. On June 9, 2020 a repayment of the remaining outstanding balance occurred. In October 2020, the LC Facility agreement was amended to increase the aggregate principal amount to $22,500,000. On April 1, 2021, the LC Facility agreement was amended to maintain cash collateral in an amount equal to 100% of the outstanding obligation and the letter of credit fee was reduced from 2.25% to 0.75%. On June 3, 2021, the LC Facility agreement was amended to extend the maturity date to September 4, 2021.
The weighted average interest rate including associated swap agreements on all notes payable outstanding at the Company’s operating entities was 3.52% for the six months ended June 30, 2021.
The following table summarizes the notes payable balances of the Company and its investment entities as of June 30, 2021:

	Interest Rates
	Range	Weighted Average	Maturity Dates	June 30, 2021
Fixed rate notes payable	1.905% - 9.088%	3.25%	08/30/2021 - 09/29/2049	$34,989,010
Floating rate notes payable	2.776% - 5.980%	3.56%	06/30/2022 - 11/22/2027	385,548,826
				$420,537,836
The principal payments due on the notes payable for the Company and its investment entities for each of the next five years ending December 31, and thereafter, including amounts expected to be drawn down on existing commitments, are as follows:

Year ending December 31:	Principal Payments
2021	10,089,163
2022	27,505,149
2023	21,226,479
2024	21,260,841
2025	86,266,026
Thereafter	254,190,178
$420,537,836
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
Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our Board of Directors, as appropriate. If GCM retains any sub-advisor, our Advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our Advisor will oversee the performance of any sub-advisor, our Advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of June 30, 2021, no sub-advisors have been retained by GCM.
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
On July 1, 2021, the Company entered into the Fourth Amended and Restated Advisory Agreement with the Advisor. Effective July 1, 2021, the base management fee payable to GCM will be calculated at a monthly rate of 0.167% (2.00% annually) of the net assets until the net asset value exceeds $800,000,000. The base management fee monthly rate will decrease to 0.14583% (1.75% annually) for net assets between $800,000,001 to $1,500,000,000 and to 0.125% (1.50% annually) for net assets greater than $1,500,000,000.
Administration Agreement
Greenbacker Administration serves as our Administrator. Since commencement of operations, Greenbacker Administration delegated certain of its accounting-related administrative functions to U.S. Bancorp Fund Services, LLC (doing business as “U.S. Bank Global Fund Services”). Greenbacker Administration may enter into similar arrangements with other third-party administrators, including with respect to fund accounting and administrative services. Greenbacker Administration performs certain asset management, construction management, compliance and oversight services, as well as asset accounting and administrative services, for many of the Company’s investments. The fee for these services is billed at cost to the Company’s individual investments. During the three and six months ended June 30, 2021, the Company incurred $2,521,162 and $4,765,358, respectively, of fees for these services. During the three and six months ended June 30, 2020, the Company incurred $1,693,728 and $3,377,451 respectively, of fees for these services. Such fees are recorded as a reduction to Dividend income in the Consolidated Statements of Operations.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Borrowings under the GREC EH Credit Facilities are secured by the assets, cash, agreements and equity interests in GREC HoldCo and its subsidiaries. The LLC and GREC are guarantors of GREC HoldCo’s obligations under the GREC EH Credit Facilities. Pursuant to various loan agreements between the operating entities of the Company and various lenders, the operating entities have pledged all operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans, with maturity dates ranging from January 2021 through September 2049. The amount of the unsecured guaranty on the outstanding principal of the GREC EH Credit Facility is approximately $86 million as of June 30, 2021.
Investment in To-Be-Constructed Assets
Pursuant to various engineering, procurement and construction contracts to which thirty entities of the Company are individually a party, the entities, and indirectly the Company, has committed an outstanding balance of approximately $462.2 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2021 into 2023. In addition, pursuant to various membership interest purchase agreements to which the Company's operating entities are individually a party, the operating entities, and indirectly the Company through the pledge of parent company guarantees, have committed an outstanding balance of approximately $934.6 million as of June 30, 2021 to complete the closing pursuant to all conditions being met under the membership interest purchase agreements. The Company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.
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
If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of June 30, 2021, GREC and/or the Company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of June 30, 2021.
Pledge of Parent Company Guarantees
Pursuant to various contracts in which the Company has provided a parent company guarantee, excluding those discussed above, the operating entities, and indirectly the Company, has committed $102.7 million in unsecured guarantees, in the event of a default at the underlying entity as of June 30, 2021.
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
Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Cash from operations	$1,046,613	$2,789,845
Offering proceeds	21,298,086	8,108,718
Total Cash Distributions	$22,344,699	$10,898,563
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three and six months ended June 30, 2021, the Company sold 501,577 Class P-A shares, 26,556,224 Class P-I shares, 150,635 Class P-D shares, 107,787 Class P-T shares and 34,171,343 Class P-S shares under a private placement memorandum. During the year ended December 31, 2020, the Company sold 37,155 Class P-A shares and 16,112,855 Class P-I shares under a private placement memorandum.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document

3.1*
Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on December 11, 2012)

3.2*
Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated November 17, 2020 (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on November 17, 2020)

10.1*
Fourth Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated July 1, 2021 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 333-178786-01) filed on July 1, 2021)

10.2*
Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on November 17, 2020)

10.3*
Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.4*
Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLP, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.5*
Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

10.6*
Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated June 20, 2019 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on June 25, 2019)

24.1*	Power of Attorney (included on the signature page hereto)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 13, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements
*Filed previously.
**    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2021	By	/s/ Charles Wheeler
Charles Wheeler Chief Executive Officer and Director (Principal Executive Officer) Greenbacker Renewable Energy Company LLC

Date: August 13, 2021	By	/s/ Richard C. Butt
Richard C. Butt Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC