Form 10-Q
period 2021-09-30
Greenbacker Renewable Energy Co LLC
filed 2021-11-15
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
As of November 5, 2021, the registrant had 163,814,175 shares of common interests, $0.001 par value, outstanding.

TABLE OF CONTENTS

i

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments in controlled/affiliated portfolios, at fair value (cost of $1,061,349,611 and $523,846,720, respectively)	$1,169,633,363	$611,482,307
Investments in non-controlled/non-affiliated portfolios, at fair value (cost of $49,837,470 and $37,327,690, respectively)	49,837,470	37,327,690
Investments in money market funds, at fair value (cost of $120,807,483 and $11,172,727, respectively)	120,807,483	11,172,727
Cash and cash equivalents	24,881,785	4,675,836
Restricted cash	29,751,769	—
Shareholder contribution receivable	4,698,561	6,418,454
Dividend receivable	7,366,568	7,181,629
Investment sales receivable	69,994	4,759,184
Return of capital receivable	38,957	2,159,762
Other assets	6,365,590	3,198,872
Total assets	$1,413,451,540	$688,376,461

LIABILITIES
Swap contracts, at fair value	$6,276,230	$9,750,909
Deferred tax liabilities, net of allowance	20,455,419	17,868,138
Payable for investments purchased	3,160,717	4,451,570
Term note payable, net of financing costs	80,208,392	86,501,654
Management fee payable	1,977,164	1,055,600
Performance participation fee payable	—	3,540,052
Accounts payable and accrued expenses	1,474,684	581,632
Due to Advisor	1,402,505	1,751
Shareholder distributions payable	6,746,319	2,984,521
Interest payable	—	8,772
Payable for repurchases of common stock	4,005,267	5,948,128
Deferred sales commission payable	4,062,255	131,875
Total liabilities	$129,768,952	$132,824,602

Commitments and contingencies (See Note 2. Significant Accounting Policies, Note 5. Related Party Agreements and Transaction Agreements, and Note 9. Commitments and Contingencies)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$—	$—
Common stock, par value, $.001 per share, 350,000,000 authorized; 147,678,073 and 62,870,347 shares issued and outstanding, respectively	147,678	62,870
Paid-in capital in excess of par value	1,310,055,210	550,896,111
Accumulated gains (losses)*	(26,520,300)	4,592,878
Total common members’ equity	1,283,682,588	555,551,859
Special unitholder’s equity	—	—
Total members’ equity (net assets)	1,283,682,588	555,551,859
Total liabilities and equity	$1,413,451,540	$688,376,461

Net assets, Class A (shares outstanding of 16,595,318 and 16,844,129, respectively)	$138,477,946	$144,978,110
Net assets, Class C (shares outstanding of 2,740,863 and 2,734,661, respectively)	22,293,427	22,836,128
Net assets, Class I (shares outstanding of 6,525,483 and 6,526,001, respectively)	54,452,568	56,156,327
Net assets, Class P-A (shares outstanding of 759,784 and 55,264, respectively)	6,521,842	480,799
Net assets, Class P-D (shares outstanding of 198,248 and nil, respectively)	1,747,920	—
Net assets, Class P-I (shares outstanding of 83,288,264 and 36,710,292, respectively)	733,130,814	331,100,495
Net assets, Class P-S (shares outstanding of 37,342,384 and nil, respectively)	325,120,606	—
Net assets, Class P-T (shares outstanding of 227,729 and nil, respectively)	1,937,465	—
Total common members' equity	$1,283,682,588	$555,551,859
*Accumulated deficit, accumulated net realized gain on investments, and accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes, foreign currency translation, and swap contracts are included in accumulated gains (losses).
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$6,607,084	$4,520,199	$21,597,022	$14,599,327
Interest income	—	—	—	4,579
Total investment income from controlled, affiliated investments	$6,607,084	$4,520,199	$21,597,022	$14,603,906

Investment income from non-controlled, non-affiliated investments:
Interest income	982,933	703,437	2,898,611	2,129,148
Total investment income	$7,590,017	$5,223,636	$24,495,633	$16,733,054

Operating expenses:
Management fee expense	5,798,687	2,497,596	15,303,432	7,348,380
Audit and tax expense	490,009	289,909	1,485,070	998,233
Interest and financing expenses	665,978	589,707	2,126,450	2,095,925
General and administration expenses	142,492	69,409	481,984	202,746
Performance participation fee	—	3,453,854	1,312,309	3,453,854
Legal expenses	75,905	199,892	296,611	423,955
Directors fees and expenses	107,334	91,624	333,524	275,626
Insurance expense	85,415	30,633	181,759	109,995
Transfer agent expense	199,007	114,571	501,371	346,865
Other expenses *	855,797	619,514	2,257,117	1,420,703
Operating Expenses before participation fee waiver	8,420,624	7,956,709	24,279,627	16,676,282
Performance Participation fee waiver	$—	$(747,602)	$—	$(747,602)
Total operating expenses, net of performance participation fee waiver	8,420,624	7,209,107	24,279,627	15,928,680
Net investment (loss) income before taxes	(830,607)	(1,985,471)	216,006	804,374
(Benefit from) income taxes	(1,849,710)	(2,835,220)	(5,342,121)	(8,482,792)
Franchise tax expense (benefit)	10,000	(51,811)	136,085	—
Net investment income	1,009,103	901,560	5,422,042	9,287,166

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized gain (loss) on investments	176,413	(157,084)	(25,049)	6,186,076
Net change in unrealized appreciation (depreciation) on:
Investments	(1,482,950)	10,197,526	20,642,174	33,921,156
Foreign currency translation	(34,331)	27,998	5,992	26,933
Swap contracts	814,446	625,645	3,474,679	(6,147,327)
Benefit from (provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	2,453,922	3,310,682	(7,929,401)	(6,451,670)
Net increase in net assets resulting from operations	2,936,603	14,906,327	21,590,437	36,822,334
Net decrease (increase) in net assets attributed to special unitholder	—	4,193,559	—	(1,154,308)
Net increase in net assets attributed to common members	$2,936,603	$19,099,886	$21,590,437	$35,668,026

Common stock per share information —basic and diluted:
Net investment income	$0.01	$0.02	$0.05	$0.18
Net increase in net assets attributed to common members	$0.02	$0.34	$0.19	$0.69
Weighted average common shares outstanding	138,377,219	56,183,178	114,390,559	51,980,470
* For the three and nine months ended September 30, 2021, Other expenses includes $419,293 and $1,517,785 of net realized losses on swap contracts, respectively. For the three and nine months ended September 30, 2020, Other expenses includes $529,986 and $1,185,909 of net realized losses on swap contracts, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the nine months ended September 30, 2021
(unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common members’ equity	Total members’ equity (net assets)
Balances at December 31, 2020	62,870,347	$62,870	$550,896,111	$(60,708,055)	$18,141,632	$55,759,375	$(108,971)	$(8,491,103)	$555,551,859	$555,551,859
Proceeds from issuance of common stock, net	50,634,032	50,635	455,771,849	—	—	—	—	—	455,822,484	455,822,484
Issuance of common stock under distribution reinvestment plan	181,245	181	1,549,824	—	—	—	—	—	1,550,005	1,550,005
Repurchases of common stock	(490,835)	(491)	(4,298,147)	—	—	—	—	—	(4,298,638)	(4,298,638)
Proceeds from shares transferred	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	(1,513,488)	—	—	—	—	—	(1,513,488)	(1,513,488)
Deferred sales commissions	—	—	—	(4,024,725)	—	—	—	—	(4,024,725)	(4,024,725)
Shareholder distributions	—	—	—	(11,952,024)	—	—	—	—	(11,952,024)	(11,952,024)
Net investment income	—	—	—	1,010,087	—	—	—	—	1,010,087	1,010,087
Net realized gain (loss) on investments	—	—	—	—	(72,149)	—	—	—	(72,149)	(72,149)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	2,171,448	—	—	2,171,448	2,171,448
Net change in unrealized appreciation (depreciation) on foreign currency translation	—	—	—	—	—	—	20,142	—	20,142	20,142
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	—	—	—	—	3,739,027	3,739,027	3,739,027
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(3,142,873)	—	—	(3,142,873)	(3,142,873)
Balances at March 31, 2021	113,194,789	$113,195	$1,002,406,149	$(75,674,717)	$18,069,483	$54,787,950	$(88,829)	$(4,752,076)	$994,861,155	$994,861,155
Proceeds from issuance of common stock, net	10,853,534	10,853	96,997,808	—	—	—	—	—	97,008,661	97,008,661
Issuance of common stock under distribution reinvestment plan	278,757	279	2,411,428	—	—	—	—	—	2,411,707	2,411,707
Repurchases of common stock	(734,959)	(735)	(6,475,673)	—	—	—	—	—	(6,476,408)	(6,476,408)
Proceeds from shares transferred	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	(63,180)	—	—	—	—	—	(63,180)	(63,180)
Deferred sales commissions	—	—	—	(128,643)	—	—	—	—	(128,643)	(128,643)
Shareholder distributions	—	—	—	(16,616,550)	—	—	—	—	(16,616,550)	(16,616,550)
Net investment income	—	—	—	3,402,852	—	—	—	—	3,402,852	3,402,852
Net realized gain (loss) on investments	—	—	—	—	(129,313)	—	—	—	(129,313)	(129,313)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	19,953,676	—	—	19,953,676	19,953,676
Net change in unrealized appreciation (depreciation) on foreign currency translation	—	—	—	—	—	—	20,181	—	20,181	20,181
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	—	—	—	—	(1,078,794)	(1,078,794)	(1,078,794)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(7,240,450)	—	—	(7,240,450)	(7,240,450)
Balances at June 30, 2021	123,592,121	$123,592	$1,095,276,532	$(89,017,058)	$17,940,170	$67,501,176	$(68,648)	$(5,830,870)	$1,085,924,894	$1,085,924,894

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common members’ equity	Total members’ equity (net assets)
Proceeds from issuance of common stock, net	24,143,229	24,143	215,383,415	—	—	—	—	—	215,407,558	215,407,558
Issuance of common stock under distribution reinvestment plan	395,992	396	3,445,700	—	—	—	—	—	3,446,096	3,446,096
Repurchases of common stock	(452,514)	(453)	(3,892,570)	—	—	—	—	—	(3,893,023)	(3,893,023)
Proceeds from shares transferred	(755)	—	—	—	—	—	—	—	—	—
Offering costs	—	—	(157,867)	—	—	—	—	—	(157,867)	(157,867)
Deferred sales commissions	—	—	—	(377,625)					(377,625)	(377,625)
Shareholder distributions	—	—	—	(19,604,048)	—	—	—	—	(19,604,048)	(19,604,048)
Net investment income	—	—	—	1,009,103	—	—	—	—	1,009,103	1,009,103
Net realized gain (loss) on investments	—	—	—	—	176,413	—	—	—	176,413	176,413
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(1,482,950)	—	—	(1,482,950)	(1,482,950)
Net change in unrealized appreciation (depreciation) on foreign currency translation	—	—	—	—	—	—	(34,331)	—	(34,331)	(34,331)
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	—	—	—	—	814,446	814,446	814,446
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	2,453,922	—	—	2,453,922	2,453,922
Balances at September 30, 2021	147,678,073	$147,678	$1,310,055,210	$(107,989,628)	$18,116,583	$68,472,148	$(102,979)	$(5,016,424)	$1,283,682,588	$1,283,682,588

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the nine months ended September 30, 2020
(unaudited)

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common members’ equity	Special unitholder	Total members’ equity (net assets)
Balances at December 31, 2019	47,889,610	$47,890	$416,611,769	$(38,477,220)	$11,963,784	$22,672,301	$(200,990)	$(3,877,882)	$408,739,652	$6,897,808	$415,637,460
Proceeds from issuance of common stock, net	1,874,392	1,874	16,694,020	—	—	—	—	—	16,695,894	—	16,695,894
Issuance of common stock under distribution reinvestment plan	205,060	205	1,758,881	—	—	—	—	—	1,759,086	—	1,759,086
Repurchases of common stock	(214,035)	(214)	(1,847,412)	—	—	—	—	—	(1,847,626)	—	(1,847,626)
Proceeds from shares transferred	(254)	—	—	—	—	—	—	—	—	—	—
Shareholder distributions	—	—	—	(7,171,159)	—	—	—	—	(7,171,159)	—	(7,171,159)
Distributions to special unitholder	—	—	—	—	—	—	—	—	—	(1,124,000)	(1,124,000)
Net investment income (loss)	—	—	—	4,805,340	—	—	—	—	4,805,340	—	4,805,340
Net realized gain on investments	—	—	—	—	4,750,225	—	—	—	4,750,225	1,652,702	6,402,927
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	9,802,188	—	—	9,802,188	2,298,247	12,100,435
Net change in unrealized appreciation (depreciation) on foreign currency translation	—	—	—	—	—	—	(52,248)	—	(52,248)	—	(52,248)
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	—	—	—	—	(5,053,958)	(5,053,958)	(1,263,490)	(6,317,448)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(6,307,218)	—	—	(6,307,218)	—	(6,307,218)
Balances at March 30, 2020	49,754,773	$49,755	$433,217,258	$(40,843,039)	$16,714,009	$26,167,271	$(253,238)	$(8,931,840)	$426,120,176	$8,461,267	$434,581,443
Proceeds from issuance of common stock, net	3,556,523	3,557	31,534,026	—	—	—	—	—	31,537,583	—	31,537,583
Issuance of common stock under distribution reinvestment plan	194,371	194	1,662,041	—	—	—	—	—	1,662,235	—	1,662,235
Repurchases of common stock	(339,571)	(340)	(2,925,974)	—	—	—	—	—	(2,926,314)	—	(2,926,314)
Proceeds from shares transferred	—	—	—	—	—	—	—	—	—	—	—
Shareholder distributions	—	—	—	(7,157,841)	—	—	—	—	(7,157,841)	—	(7,157,841)
Distributions to special unitholder	—	—	—	—	—	—	—	—	—	(2,179,116)	(2,179,116)
Net investment income (loss)	—	—	—	3,580,266	—	—	—	—	3,580,266	—	3,580,266
Net realized gain on investments	—	—	—	—	(59,767)	—	—	—	(59,767)	—	(59,767)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	8,871,682	—	—	8,871,682	2,751,513	11,623,195
Net change in unrealized appreciation (depreciation) on foreign currency translation	—	—	—	—	—	—	51,183	—	51,183	—	51,183
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	—	—	—	—	(364,419)	(364,419)	(91,105)	(455,524)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(3,455,132)	—	—	(3,455,132)	—	(3,455,132)
Balances at June 30, 2020	53,166,096	$53,166	$463,487,351	$(44,420,614)	$16,654,242	$31,583,821	$(202,055)	$(9,296,259)	$457,859,652	$8,942,559	$466,802,211
Proceeds from issuance of common stock, net	5,441,644	5,441	48,807,974	—	—	—	—	—	48,813,415	—	48,813,415

	Common Equityholders
	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Common members’ equity	Special unitholder	Total members’ equity (net assets)
Issuance of common stock under distribution reinvestment plan	188,845	189	1,624,139	—	—	—	—	—	1,624,328	—	1,624,328
Repurchases of common stock	(730,205)	(730)	(6,417,304)	—	—	—	—	—	(6,418,034)	—	(6,418,034)
Proceeds from shares transferred	(17)	—	—	—	—	—	—	—	—	—	—
Shareholder distributions	—	—	—	(8,094,200)	—	—	—	—	(8,094,200)	—	(8,094,200)
Distributions to special unitholder	—	—	—	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	901,560	—	—	—	—	901,560	—	901,560
Net realized gain on investments	—	—	—	—	(157,084)	—	—	—	(157,084)	—	(157,084)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	15,486,334	—	—	15,486,334	(5,288,808)	10,197,526
Net change in unrealized appreciation (depreciation) on foreign currency translation	—	—	—	—	—	—	27,998	—	27,998	—	27,998
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	—	—	—	—	(469,604)	(469,604)	1,095,249	625,645
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	3,310,682	—	—	3,310,682	—	3,310,682
Balances at September 30, 2020	58,066,363	$58,066	$507,502,160	$(51,613,254)	$16,497,158	$50,380,837	$(174,057)	$(9,765,863)	$512,885,047	$4,749,000	$517,634,047
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Operating activities:
Net increase in net assets from operations	$21,590,437	$36,822,334
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	691,010	170,212
Purchase of investments	(727,845,383)	(225,472,781)
Return of capital	169,864,589	91,973,455
Proceeds from principal payments and sales of investments	7,943,075	54,209,134
Purchase of money market funds, net	(109,634,756)	(6,139,341)
Net realized loss (gain) on investments	25,049	(6,186,076)
Net change in unrealized (appreciation) on investments	(20,642,174)	(33,921,156)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(5,992)	(26,933)
Net change in unrealized (appreciation) depreciation on swap contracts	(3,474,679)	6,147,327
Deferred tax expense (benefit)	2,587,281	(2,031,124)
(Increase) decrease in other assets:
Receivable for investments sold	4,689,190	21,705,889
Receivable for return of capital	2,120,805	—
Dividend receivable	(184,939)	(1,105,343)
Other assets	(3,166,718)	(2,141,590)
Increase (decrease) in other liabilities:
Payable for investments purchased	(1,290,853)	(3,787,552)
Management fee payable	921,564	208,870
Performance participation fee payable	(3,540,052)	2,706,252
Accounts payable and accrued expenses	893,052	256,733
Interest payable	(8,772)	2,217
Net cash (used in) provided by operating activities	(658,468,266)	(66,609,473)

Financing activities:
Borrowings on credit facility and term note	—	17,220,062
Paydowns on credit facility and term note	(6,984,272)	(15,966,292)
Payments of financing costs	—	(350,016)
Proceeds from issuance of shares of common stock, net	770,650,614	97,675,538
Distributions paid	(37,695,034)	(17,049,341)
Offering costs	(333,781)	—
Deferred sales commissions	(600,613)	—
Repurchases of common stock	(16,610,930)	(7,266,137)
Distribution to special unitholder	—	(3,303,116)
Net cash provided by financing activities	708,425,984	70,960,698

Net (decrease) increase in cash and cash equivalents	49,957,718	4,351,225
Cash, cash equivalents and restricted cash, beginning of period	4,675,836	4,081,470
Cash, cash equivalents and restricted cash, end of period	$54,633,554	$8,432,695

Reconciliation of cash, cash equivalents and restricted cash per the Consolidated Statements of Assets and Liabilities
Cash and cash equivalents	$24,881,785	$8,432,695
Restricted cash	29,751,769	—
Total cash, cash equivalents and restricted cash	$54,633,554	$8,432,695

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$1,269,261	$2,413,442
Shareholder receivable from sale of common stock	$4,698,561	$579,243
Due to Advisor for offering costs	$1,402,505	$—
Deferred sales commission payable	$4,062,255	$170,155
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
September 30, 2021
(unaudited)

Investments in controlled/affiliated Portfolios (f)	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States- Not readily marketable

Battery Storage
Pacifica Portfolio (e)			100% Ownership	$10,905,603	$10,424,117	0.8%
Total Battery Storage - 0.8%				$10,905,603	$10,424,117	0.8%

Biomass
Eagle Valley Biomass Portfolio			100% Ownership	$23,686,352	$16,247,480	1.3%
Total Biomass - 1.3%				$23,686,352	$16,247,480	1.3%

Commercial Solar
Celadon Portfolio (e)			100% Ownership or Managing Member, Equity Owner	$115,172,754	$136,214,386	10.6%
GEH Portfolio (e)			100% Ownership or Managing Member, Equity Owner	148,830,072	153,843,849	12.0%
Ponderosa Portfolio (e)			100% Ownership	42,747,282	39,692,623	3.1%
Sego Lily - Solar Portfolio (e)			100% Ownership or Managing Member, Equity Owner	88,590,510	105,672,944	8.2%
Trillium Portfolio			Managing Member, Equity Owner	81,964,626	108,381,018	8.4%
Other Commercial Solar (d)(e)			100% Ownership or Managing Member, Equity Owner	181,258,039	203,138,438	15.8%
Total Commercial Solar - 58.1%				$658,563,283	$746,943,258	58.1%

Wind
Sego Lily - Wind Portfolio (e)			100% Ownership or Managing Member, Equity Owner	$142,663,943	$162,566,749	12.7%
Greenbacker Wind Holdings II (e)			100% Ownership or Managing Member, Equity Owner	61,916,061	66,158,968	5.2%
Greenbacker Wind Portfolio - HoldCo			100% Ownership	81,657,812	82,299,299	6.4%
Other Wind Investments			100% Ownership	56,348,541	59,212,319	4.6%
Total Wind - 28.9%				$342,586,357	$370,237,335	28.9%

Investments in controlled/affiliated Portfolios (f)	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)

Other Investments
Other Portfolios			(c)	$24,926,809	$25,109,648	2.0%
Total Other Investments - 2.0%				$24,926,809	$25,109,648	2.0%

Energy Efficiency in the United States
Other Energy Efficiency Portfolios			(b)	$681,207	$671,525	0.1%
Total Energy Efficiency - 0.1%				$681,207	$671,525	0.1%
Total Investments in controlled/affiliated Portfolios				$1,061,349,611	$1,169,633,363	91.2%

Investments in non-controlled/non-affiliated Portfolios
Secured Loans - Not readily marketable
Chaberton Loan	8.00%	9/30/2022	$2,247,962	$2,247,962	$2,247,962	0.2%
Encore Loan	10.00%	11/30/2021	$6,156,240	6,156,240	6,156,240	0.5%
Hudson Loan	8.00%	11/30/2021	$4,984,650	4,984,650	4,984,650	0.4%
Hudson II Loan	8.00%	11/30/2021	$4,227,098	4,227,098	4,227,098	0.3%
New Market Loan	9.00%	12/31/2021	$5,007,350	5,007,350	5,007,350	0.4%
Shepherd's Run Loan	8.00%	9/30/2022	$8,751,528	8,751,528	8,751,528	0.7%
SE Solar Loan	9.00%	12/31/2021	$5,008,304	5,008,304	5,008,304	0.4%
TUUSSO Loan	8.00%	11/30/2021	$13,454,338	13,454,338	13,454,338	1.0%
Total Secured Loans - Not readily marketable - 3.9%				$49,837,470	$49,837,470	3.9%
Total Investments in non-controlled/non-affiliated Portfolios				$49,837,470	$49,837,470	3.9%

Investments in Money Markets
Fidelity Government Portfolio - Class I			$30,226,871	$30,226,867	$30,226,867	2.4%
First American Government Obligations Fund - Class X			$30,176,871	30,226,867	30,226,867	2.4%
Invesco Government & Agency Portfolio - Institutional Class			$7	7	7	0.0%

Investments in controlled/affiliated Portfolios (f)	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
JP Morgan US Government Money Market Fund - Class L			$30,176,871	30,176,871	30,176,871	2.4%
Wells Fargo Treasury Plus Money Market Fund - Institutional Class			$30,176,871	30,176,871	30,176,871	2.4%
Total Investments in Money Market Funds - 9.6%				$120,807,483	$120,807,483	9.6%

TOTAL INVESTMENTS: 104.7%				$1,231,994,564	$1,340,278,316	104.7%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: (4.7)%					(56,595,728)	(4.7)%
TOTAL NET ASSETS: 100%					$1,283,682,588	100.0%
(a)Percentages are based on net assets of $1,283,682,588 as of September 30, 2021.
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
Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	$15,853,887	$(932,526)	$—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	26,794,028	(2,184,172)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	3,670,337	(413,420)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.668%	Monthly	12/31/2034	32,390,930	(2,657,607)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.642%	Monthly	6/30/2040	4,452,046	(88,505)	—
							$(6,276,230)	$—
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
December 31, 2020

Investments in controlled/affiliated portfolios (f)	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets(a)
Limited Liability Company Member Interests in the United States- Not readily marketable
Battery Storage
Pacifica Portfolio			100% Ownership	$8,839,235	$8,839,235	1.6%
Total Battery Storage - 1.6%				$8,839,235	$8,839,235	1.6%

Biomass
Eagle Valley Biomass Portfolio			100% Ownership	$23,236,352	$23,236,352	4.2%
Total Biomass - 4.2%				$23,236,352	$23,236,352	4.2%

Commercial Solar
GEH Portfolio			100% Ownership or Managing Member, Equity Owner	$114,253,479	$124,637,707	22.4%
Magnolia Sun Portfolio			100% Ownership or Managing Member, Equity Owner	33,008,559	36,904,011	6.6%
Other Commercial Solar (d) (e)			100% Ownership or Managing Member, Equity Owner	67,933,619	70,814,994	12.7%
Sego Lily - Solar Portfolio (e)			100% Ownership	29,178,404	62,135,652	11.2%
Trillium Portfolio (e)			Managing Member, Majority Equity Owner	83,219,738	105,913,033	19.1%
Total Commercial Solar - 72.0%				$327,593,799	$400,405,397	72.0%

Wind
Greenbacker Wind Holdings II			100% Ownership or Managing Member, Equity Owner	$33,834,320	$35,839,967	6.5%
Greenbacker Wind Portfolio - HoldCo			100% Ownership	73,244,891	75,013,771	13.5%
Greenbacker Wind Portfolio - Maine (e)			100% Ownership	12,704,196	23,758,084	4.3%
Other Wind Investments			100% Ownership or Managing member, Majority Equity Owner	19,986,133	20,356,806	3.7%
Total Wind - 28.0%				$139,769,540	$154,968,628	28.0%

Investments in controlled/affiliated portfolios (f)	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets(a)
Other Investments
Other Portfolios			(c)	$23,669,446	$23,291,114	4.2%
Total Other Investments - 4.2%				$23,669,446	$23,291,114	4.2%

Energy Efficiency in the United States
Other Energy Efficiency Portfolios			(b)	$738,348	$741,581	0.2%
Total Energy Efficiency - 0.2%				$738,348	$741,581	0.2%
Total Investments in controlled/affiliated Portfolios				$523,846,720	$611,482,307	110.2%

Investments in non-controlled/non-affiliated portfolios
Secured Loans - Not readily marketable
Encore Loan	10.00%	2/28/2021	$10,606,725	$10,606,725	$10,606,725	1.9%
Hudson Loan	8.00%	3/31/2020	6,021,402	6,021,402	6,021,402	1.1%
Hudson II Loan	8.00%	3/31/2021	3,923,873	3,923,873	3,923,873	0.7%
New Market Loan	9.00%	4/30/2021	5,007,350	5,007,350	5,007,350	0.9%
SE Solar Loan	9.00%	2/21/2020	5,005,244	5,005,244	5,005,244	0.9%
TUUSSO Loan	8.00%	4/30/2021	6,763,096	6,763,096	6,763,096	1.2%
Total Secured Loans - Not readily marketable - 6.7%				$37,327,690	$37,327,690	6.7%
Total Investments in non-controlled/non-affiliated portfolios				$37,327,690	37,327,690	6.7%

Investments in Money Market Funds
Fidelity Government Portfolio - Class I			$10,100,000	$10,100,000	$10,100,000	1.8%
First American Government Obligations Fund - Class Z			$1,072,720	1,072,720	1,072,720	0.2%
Invesco Government & Agency Portfolio - Institutional Class			$7	7	7	—%
Total Investments in Money Market Funds - 2.0%				$11,172,727	$11,172,727	2.0%

TOTAL INVESTMENTS: 118.9%				$572,347,137	$659,982,724	118.9%

Investments in controlled/affiliated portfolios (f)	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets(a)
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: (18.9)%					(104,430,865)	(18.9)%
TOTAL NET ASSETS: 100.0%					$555,551,859	100.0%
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
September 30, 2021 (unaudited)
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
Pursuant to an initial Registration Statement filed in December 2011 (File No. 333-178786-01) and a second Registration Statement filed in February 2017 (File No. 333-211571), the LLC offered up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the LLC’s Distribution Reinvestment Plan (the “DRP”). Pursuant to the DRP, a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. As of March 29, 2019, the LLC terminated its public offering of the shares as well as its privately offered Class P-A shares, which was subsequently reinstated as of October 18, 2020. While the LLC publicly offered three classes of shares: Classes A, C and I, currently the LLC is privately offering Classes P-A, P-I, P-D, P-T and P-S shares on a continuous basis. The publicly offered share classes had different selling commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C shares. Following the termination of the LLC’s public offering of shares, the DRP continues to be available to existing investors who purchased shares as offered under the public offering.
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
As of September 30, 2021, the Company has made solar, wind, biomass, battery storage, and energy efficiency investments in 14 portfolios domiciled in the United States and in Canada, as well as eight secured loan investments in the United States (See Note 3. Investments). As of December 31, 2020, the Company had made solar, wind, biomass, battery storage, and energy efficiency investments in 13 portfolios domiciled in the United States and in Canada, as well as six secured loan investments in the United States. Refer to Note 3. Investments for discussion on the consolidation of certain underlying portfolios within the Consolidated Schedules of Investments.
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
The financial information associated with the September 30, 2021 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations necessary for a fair presentation in accordance with GAAP.
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
As of September 30, 2021, the Company had $24,881,785 in cash presented on the Consolidated Statements of Assets and Liabilities. As of September 30, 2021, the Company did not hold any cash equivalents.
Restricted Cash
Restricted cash consists of cash accounts or letters of credit that are restricted for use on specific investments. As of September 30, 2021, restricted cash included $29,751,769 of collateral related to the ongoing construction of certain of the Company's pre-operational assets.
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
Earnings per Share
In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC Topic 260”), basic earnings per share is computed by dividing earnings available to common members by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common members per share and net investment income per share for the three and nine months ended September 30, 2021 and September 30, 2020, respectively.

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Basic and diluted
Net investment income	$1,009,103	$901,560	$5,422,042	$9,287,166
Net increase in net assets attributed to common members	$2,936,603	$19,099,886	$21,590,437	$35,668,026
Net investment income per share	$0.01	$0.02	$0.05	$0.18
Net increase in net assets attributed to common members per share	$0.02	$0.34	$0.19	$0.69
Weighted average common shares outstanding	138,377,219	56,183,178	114,390,559	51,980,470
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
Distribution Policy
Distributions to members, if any, will be authorized and declared by our Board of Directors quarterly in advance and paid monthly. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our Board of Directors. Distributions will be made on all classes of shares at the same time. The cash distributions paid to the shareholder with respect to the Class C, P-S and P-T shares will be lower than the cash distributions with respect to the LLC’s other share classes because of the distribution fee associated with the Class C, P-S and P-T shares, which is allocated specifically to these classes' net assets. Amounts distributed to each class are allocated amongst the holders of the shares in such class in proportion to their shares. Distributions declared by our Board of Directors are recognized as distribution liabilities on the ex-dividend date.
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
The Company was obligated to reimburse our Advisor for O&O costs that it incurred on behalf of the Company, in accordance with the advisory agreement. However, with respect to the Company’s public offerings, the aggregate of selling commissions, dealer manager fees and the other O&O costs borne by the Company was not to exceed 15% of gross offering proceeds. Total O&O costs related to the terminated Registration Statements amounted to $9.8 million, approximately 3.8% of gross offering proceeds raised pursuant to such Registration Statements.

Offering costs incurred by our Advisor in conjunction with the offering of shares of Class P-A, P-S, P-T and P-D under our current private placement memoranda are subject to the reimbursement by the Company up to 0.50% (50 basis points) of gross offering proceeds for each such class of shares.
The costs incurred by our Advisor and/or dealer manager are recognized as a liability of the Company to the extent that the Company is obligated to reimburse our Advisor and/or dealer manager. When recognized by the Company, organizational costs are expensed and offering costs, excluding selling commissions and dealer manager fees, are recognized as a reduction of the proceeds from the offering. For the nine months ended September 30, 2021, $333,781 was reimbursed to the Advisor for O&O costs and $1,402,505 is a current payable, shown as Due to Advisor on the Consolidated Statements of Assets and Liabilities.
Financing Costs
Financing costs incurred by the Company for the issuance of debt liabilities are deferred and amortized using the straight-line method over the life of the debt liability. Financing costs related to debt liabilities incurred by the Company are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the carrying amount of that debt liability.
Return of Capital Receivable
For operational assets, if the project company has inadequate cash to fund day-to-day expenses, the Company will loan funds to that project company through an investment. Once the project company has adequate cash, they will repay the loan by sending a return of capital distribution. As of September 30, 2021, and December 31, 2020, a return of capital receivable of $38,957 and $2,159,762, respectively, was recorded on the Consolidated Statements of Assets and Liabilities.
Capital Gains Incentive Allocation and Distribution
Pursuant to the terms of the LLC’s third amended and restated limited liability company agreement, a capital gains incentive allocation was earned by GREC Advisors, LLC (the “Special Unitholder”), an affiliate of our Advisor, on realized gains (net of realized and unrealized losses) since inception from the sale of investments from the Company’s portfolio during operations prior to a liquidation of the Company. While the terms of the LLC’s third amended and restated limited liability company agreement did not contemplate the inclusion of unrealized gains in the calculation of the capital gains incentive allocation, the Company included unrealized gains in the calculation of the capital gains incentive distribution. This amount reflected the incentive distribution that would have been payable if the Company’s entire portfolio was liquidated at its fair value as of the Consolidated Statements of Assets and Liabilities date, even though the Special Unitholder was not entitled to an incentive distribution with respect to unrealized gains unless and until such gains were realized. Thus, on each date that net asset value was calculated, the Company calculated the capital gains incentive distribution as if it were due and payable as of the end of such period and reflected as an allocation of equity between common members and the Special Unitholder. The capital gains incentive allocation was eliminated with the adoption of the fourth amended and restated limited liability company agreement in August 2020 (as amended in November 2020, the “Operating Agreement”).
Performance Participation Fee
Under the LLC's Operating Agreement entered into in August 2020, the incentive fee payable by the Company was simplified to be structured with two components: the Performance Participation Fee and the Liquidation Performance Participation Fee (each as defined in Note 5. Related Party Agreements and Transaction Agreements). The Performance Participation Fee is based on the Company's total return amount during the relevant calculation period. The calculation of the Performance Participation Fee is further detailed in Note 5. Related Party Agreements and Transaction Agreements. The Performance Participation Fee is accounted for and classified as an operating expense and reflected as the Performance Participation Fee on the Consolidated Statements of Operations. Under the new Operating Agreement, a Performance Participation Fee payable of nil and $3,540,052 was recorded as of September 30, 2021 and December 31, 2020, respectively, in the Consolidated Statements of Assets and Liabilities. The Performance Participation Fee recorded on the Consolidated Statements of Operations for the three and nine months ended September 30, 2021 is nil and $1,312,309, respectively.
Deferred Sales Commissions
The Company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker-dealers in the future in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of the Class C shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of 1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; 2) the date which approximates an expected liquidity event for the Company; or 3) the expected holding period of the investment. The costs expected to be incurred at the time of the sale of the Class P-T and Class P-S shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of 1) the date which approximates an expected liquidity event for the Company; or 2) the expected holding period of the investment. The estimated amount of the liability can be updated as management's assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained. As of September 30, 2021, and December 31, 2020, the Company recorded a liability for deferred sales commissions in the amount of $4,062,255 and $131,875, respectively.
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
The fair value of interest rate swap contracts open as of September 30, 2021 is included on the Consolidated Schedule of Investments by contract. For the nine months ended September 30, 2021, the Company’s average monthly notional exposure to interest rate swap contracts was $85,162,334.

Consolidated Statements of Assets and Liabilities – Fair Values of Derivatives at September 30, 2021

	Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$6,276,230
		$6,276,230
Consolidated Statements of Assets and Liabilities – Fair Value of Derivatives at December 31, 2020

	Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$9,750,909
		$9,750,909
The effect of derivative instruments on the Consolidated Statements of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the three months ended September 30, 2021	Change in net unrealized depreciation on derivative transactions for the three months ended September 30, 2020	Change in net unrealized depreciation on derivative transactions for the nine months ended September 30, 2021	Change in net unrealized depreciation on derivative transactions for the nine months ended September 30, 2020
Swaps
Interest Rate Risk	$814,446	$625,645	$3,474,679	$(6,147,327)
	$814,446	$625,645	$3,474,679	$(6,147,327)

Risk Exposure	Other expenses for the three months ended September 30, 2021	Other expenses for the three months ended September 30, 2020	Other expenses for the nine months ended September 30, 2021	Other expenses for the nine months ended September 30, 2020
Swaps
Interest Rate Risk	$419,293	$529,986	$1,517,785	$1,185,909
	$419,293	$529,986	$1,517,785	$1,185,909
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
The LLC plans to conduct substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to U.S. federal, state, and local income taxes. Accordingly, most of its operations will be subject to U.S. federal, state, and local income taxes. As of September 30, 2021, including territories and provinces, the portfolio resides in 36 jurisdictions.
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
The Company assessed its tax positions for all open tax years as of September 30, 2021 for all U.S. federal and state tax jurisdictions for the years 2015 through 2020. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of September 30, 2021.
The effective tax rate for the three month and nine months ended September 30, 2021 is 314.8% and 10.7%, respectively. For the three month period the primary items giving rise to the 293.8% difference between the 21.0% statutory rate and the 314.8% effective tax rate are primarily state taxes, 2020 provision to return adjustments and federal tax credits. For the nine month period the primary items giving rise to the (10.3)% difference between the 21.0% statutory rate and the 10.7% effective tax rate are primarily 2020 provision to return adjustments and federal tax credits.
The effective tax rate for the three month and nine months ended September 30, 2020 is (42.3)% and (5.8)%, respectively. For the three month period the primary items giving rise to the (63.3)% difference between the 21.0% statutory rate and the (42.3)% effective tax rate are state taxes, permanent differences primarily related to income recorded at the partnership level which are not taxable and federal tax credits. For the nine month period the primary items giving rise to the (26.8)% difference between the 21.0% statutory rate and the (5.8)% effective tax rate are state taxes, permanent differences primarily related to expenses recorded at the partnership level which are not taxable and federal tax credits.
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
Note 3. Investments
During the first quarter of 2021, the Company modified the presentation of the Consolidated Schedule of Investments to consolidate certain underlying portfolios. Certain portfolios that had been separately presented on the Consolidated Schedule of Investments are now aggregated with other portfolios in the same industry to be presented in a consolidated manner on the Consolidated Schedule of Investments. These consolidation efforts had no impact on the underlying portfolios or their individual cost or fair values, but rather represent the aggregation of several similar investments. Certain portfolios, including those determined to be individually significant, remain presented separately. Management believes that the consolidation of our portfolios results in a presentation that more accurately reflects the way in which we view our overall portfolio of investments and will enhance the information reported to the users of our financial statements.
Management has recast the Schedule of Investments as of December 31, 2020 to conform with current year presentation based upon the methodology as outlined above.
The composition of the Company’s investments as of September 30, 2021 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$266,645,684	$307,824,569	23.0%
Mid-West Region	229,108,002	239,740,062	17.8
Mountain Region	241,711,077	256,708,470	19.1
South Region	102,570,232	105,279,934	7.9
West Region	269,548,950	308,174,071	23.0
Total United States	$1,109,583,945	$1,217,727,106	90.8%
Canada:	1,603,136	1,743,727	0.1
Money Markets:	120,807,483	120,807,483	9.1
Total	$1,231,994,564	$1,340,278,316	100.0%
The composition of the Company’s investments as of December 31, 2020 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$148,159,362	$168,616,615	25.5%
Mid- West Region	120,709,771	127,384,880	19.3
Mountain Region	113,435,944	153,512,583	23.3
South Region	83,302,384	85,763,612	13.0
West Region	93,963,813	111,842,679	16.9
Total United States	$559,571,274	$647,120,369	98.0%
Canada:	1,603,136	1,689,628	0.3
Money Market Funds	11,172,727	11,172,727	1.7
Total	$572,347,137	$659,982,724	100.0%

The composition of the Company’s investments as of September 30, 2021 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage(2)	$10,905,603	$10,424,117	0.8%
Biomass	23,686,352	16,247,480	1.1
Commercial Solar (1) (2)	708,400,753	796,780,728	59.4
Wind(2)	342,586,357	370,237,335	27.6
Other Investments	24,926,809	25,109,648	1.9
Energy Efficiency	681,207	671,525	0.1
Money Market Funds	120,807,483	120,807,483	9.1
Total	$1,231,994,564	$1,340,278,316	100.0%
(1) Includes loans in the amount of $49,837,470.
(2) Includes assets that have not reached COD.
The composition of the Company’s investments as of December 31, 2020 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass	$23,236,352	$23,236,352	3.5%
Commercial Solar(1) (2)	364,921,489	437,733,087	66.4
Battery Storage	8,839,235	8,839,235	1.3
Wind(2)	139,769,540	154,968,628	23.5
Other Investments	23,669,446	23,291,114	3.5
Energy Efficiency	738,348	741,581	0.1
Money Market Funds	11,172,727	11,172,727	1.7
Total	$572,347,137	$659,982,724	100.0%
(1) Includes loans in the amount of $37,327,690.
(2) Includes assets that have not reached COD.
Investments held as of September 30, 2021 and December 31, 2020 are considered Control Investments, which are defined as investments in companies in which the Company owns 25% or more of the voting securities of such company, have greater than 50% representation on such company’s Board of Directors, or are investments in limited liability companies for which the Company serves as managing member.

Note 4. Fair Value Measurements - Investments
The following table presents fair value measurements of investments, by major class, as of September 30, 2021, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$1,167,508,996	$1,167,508,996
Capital Stock	—	—	1,743,727	1,743,727
Energy Efficiency Secured Loans	—	—	380,640	380,640
Secured Loans - Other	—	—	49,837,470	49,837,470
Money Market Funds	120,807,483	—	—	120,807,483
Total	$120,807,483	$—	$1,219,470,833	$1,340,278,316
Other Financial Instruments*
Open swap contracts - liabilities	$—	$(6,276,230)	$—	$(6,276,230)
Total	$—	$(6,276,230)	$—	$(6,276,230)
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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2021:

	Balance as of December 31, 2020	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and repayments of investments(2)	Net realized (loss) on investments	Balance as of September 30, 2021
Limited Liability Company Member Interests	$609,394,039	$20,594,067	$—	$707,449,669	$(169,864,589)	$(39,141)	$(25,049)	$1,167,508,996
Capital Stock	1,689,628	48,107	5,992	—	—	—	—	1,743,727
Energy Efficiency - Secured Loans	398,640	—	—	—	—	(18,000)	—	380,640
Secured Loans - Other	37,327,690	—	—	20,395,714	—	(7,885,934)	—	49,837,470
Total	$648,809,997	$20,642,174	$5,992	$727,845,383	$(169,864,589)	$(7,943,075)	$(25,049)	$1,219,470,833
(1)Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)Includes principal repayments on loans.
The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) on investments and foreign currency translation for the three and nine months ended September 30, 2021 attributable to Level 3 investments still held at September 30, 2021 was $(1,517,281) and $20,648,166, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the nine months ended September 30, 2021.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2020:

	Balance as of December 31, 2019	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and Repayments of investments(2)	Net realized gain on investments	Balance as of September 30, 2020
Limited Liability Company Member Interests	$449,981,086	$33,961,917	$—	$216,832,470	$(91,973,455)	$(54,163,878)	$6,186,076	$560,824,216
Capital Stock	1,611,955	(40,761)	26,933	—	—	—	—	1,598,127
Energy Efficiency - Secured Loans	479,140	—	—	—	—	(50,500)	—	428,640
Secured Loans - Other	23,103,690	—	—	8,640,311	—	5,244	—	31,749,245
Total	$475,175,871	$33,921,156	$26,933	$225,472,781	$(91,973,455)	$(54,209,134)	$6,186,076	$594,600,228
(1)Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)Includes principal repayments on loans.
The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) on investments and foreign currency translation for the three and nine months ended September 30, 2020 attributable to Level 3 investments and foreign currency translation still held at September 30, 2020 was $10,225,524 and $45,268,589. There were no reclassifications attributable to Level 3 investments during the nine months ended September 30, 2020.

As of September 30, 2021, most of the Company investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of September 30, 2021:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs (weighted average)
Battery Storage*	$10,424,117	Income Approach and Transaction Cost	Discount rate, kWh storage, potential leverage and estimated remaining useful life	9.41%, 2.16% annual degradation in production, 11.3 years
Biomass	$16,247,480	Income Approach	Discount rate, kWh production, potential leverage and estimated remaining useful life	8.25%, no annual degradation in production, 12.3 years
Commercial Solar*	$746,943,258	Income Approach and Transaction Cost	Discount rate, kWh production, potential leverage and estimated remaining useful life	3.50%-8.45% (7.69%), —% - 0.50% (0.50%) annual degradation in production, 9.5- 39.3 (34) years
Wind*	$370,237,335	Income Approach	Discount rate, kWh production, potential leverage and estimated remaining useful life	7.75%-8.00% (7.79%), no annual degradation in production, 19- 31.3 (25.8) years
Other Investments	$25,109,648	Transaction Cost	Not Applicable	Not Applicable
Energy Efficiency	$671,525	Income and Collateral-Based Approach	Market yields and value of collateral	10.25%, no annual degradation in production, 3.4-4.3 (3.8) years
Secured Loans	$49,837,470	Yield Analysis	Market yields	8.00%-10.00% (8.45%)
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
Offering costs incurred by our Advisor in conjunction with the offering of shares of Class P-A, P-S, P-T and P-D under our current private placement memoranda are subject to the reimbursement by the Company up to 0.50% (50 basis points) of gross offering proceeds for each such class of shares.

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

•The Income Incentive Distribution provided for the Special Unitholder, as a member of the LLC, to receive, on a quarterly basis, a cash distribution equal to a percentage of the LLC’s net investment income (as calculated in accordance with the Operating Agreement) for each quarter, in excess of a specified hurdle rate.

•The Capital Gains Incentive Distribution provided for the Special Unitholder, as a member of the LLC, to receive, on a quarterly basis, a cash distribution equal to a percentage of the LLC’s realized capital gains (as calculated in accordance with the Operating Agreement) for each quarter.

•The Liquidation Incentive Distribution provided for the Special Unitholder to receive a cash distribution equal to a percentage of the difference between the net proceeds from the liquidation of the LLC or the exchange listing of its shares (as calculated in accordance with the Operating Agreement) and the LLC’s aggregate NAV immediately prior to the time of such liquidation or listing.

Performance Participation Fees (effective April 1, 2020 and thereafter)
Under the Operating Agreement, dated November 17, 2020, the “Performance Participation Fee” which the Special Unitholder is entitled to is calculated and payable in arrears, for an amount equal to 12.5% of the total return generated by the LLC during the most recently completed fiscal quarter, subject to a hurdle amount of 1.50% (or 6% annualized) (the “Hurdle Amount”), a loss carryforward amount and a fee carryforward amount. The “Total Return Amount” is defined for each quarterly calculation period, as an amount equal to the sum of:

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

The Special Unitholder shall receive the Performance Participation Fee as follows:

•if the Total Return Amount for the applicable period exceeds the sum of (x) the Hurdle Amount for such period and (y) the Loss Carryforward Amount for such Period (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount paid to the Special Unitholder equals 12.5% of the sum of (x) the Hurdle Amount for such period and (y) any amount paid to the Special Unitholder pursuant to this clause (the “Catch-Up Amount”);

•to the extent there are remaining Excess Profits after payment of the Catch-Up Amount, 100% of such remaining Excess Profits until such amount paid to the Special Unitholder equals the amount of the Fee Carryforward Amount for such period; and

•to the extent there are remaining Excess Profits after payment of the Catch-Up Amount and the Fee Carryforward Amount (as defined above), 12.5% of such remaining Excess Profits.

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

The amendments to the incentive fee structure pursuant to the Operating Agreement were applied retroactively as of April 1, 2020 and for all periods thereafter.

For the three and nine months ended September 30, 2021, the Advisor earned $5,798,687 and $15,303,432, respectively, in management fees. As of September 30, 2021 and December 31, 2020, the Company owed $1,977,164 and $1,055,600, respectively, to the Advisor in management fees, which amounts are included in Management fee payable on the Consolidated Statements of Assets and Liabilities.
The Consolidated Statements of Operations reflects nil and $1,312,309 Performance Participation Fee for the three and nine months ended September 30, 2021, respectively. There was no capital gains incentive distribution for the three and nine months ended September 30, 2021 as this no longer exists under the new Performance Participation Fees methodology as discussed above. The Consolidated Statement of Operations also reflects a $4,193,559 and $(1,154,308) decrease (increase) in incentive allocation for three and nine months ended September 30, 2020, respectively, shown as net decrease (increase) in net assets attributed to special unitholder.

As of September 30, 2021, and December 31, 2020, $1,402,505 and $1,751 were due to the Advisor for O&O costs related to the continuous private offering, and shown as Due to Advisor on the Consolidated Statements of Assets and Liabilities.
As of September 30, 2021, the Advisor owned 23,601 Class A shares and 2,776 Class P-D shares. As of December 31, 2020, the Advisor owned 23,601 Class A shares.
The Company entered into secured loans to finance the purchase and installation of energy-efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own an indirect, non-controlling ownership interest in the Advisor. The loans outstanding between the AEC Companies and the Company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. These investments have a cost of $681,207 and a fair value of $671,525, and are included in other energy efficiency portfolios in the Consolidated Schedules of Investments as of September 30, 2021. As of September 30, 2021, all loans and operating leases are considered current per their terms.
On October 9, 2020, the Company made a $5,000,000 limited partner (“LP”) commitment to Greenbacker Development Opportunities Fund I, LP (“GDEV”), which was increased to $6,075,000 in the fourth quarter of 2020. In April 2021, the commitment to GDEV increased to $7,500,000. As the initial investor, the Company was awarded a 10% carried interest participation in Greenbacker Development Opportunities GP I, LLC, GDEV's general partner. GDEV is an affiliate of GREC as GDEV shares the same investment advisor as GREC. As of September 30, 2021, $6,162,915 of the commitment was funded. This investment's cost of $6,162,915 and fair value of $6,586,517, is included in other portfolios in the Consolidated Schedules of Investments.
On December 22, 2020, the Company, through its wholly owned subsidiary, Citrine Solar LLC, entered into a third transaction with Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”) to sell Gliden Solar, LLC. The asset was sold for a purchase price of $12,752,215 based upon the fair value of the investment as determined by an independent third-party appraiser. The transaction resulted in a realized gain of $1,608,644 recorded in the Consolidated Statements of Operations as of December 31, 2020.
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
Regarding the Credit Facility, the Company has entered into six separate interest rate swap agreements as economic hedges. The first swap, effective July 29, 2016, had an initial notional amount of $4,300,000 to swap the floating-rate interest payments on the Credit Facility for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap, with a trade date of June 15, 2017, an effective date of June 30, 2018 and an initial notional amount of $20,900,650, was used to swap the floating rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.26%. The third swap, with a trade date of January 11, 2018, an effective date of December 31, 2018 and an initial notional amount of $29,624,945 was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The fourth swap, with a trade date of February 7, 2018, an effective date of December 31, 2018 and an initial notional amount of $4,180,063, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fifth swap, with a trade date of January 2, 2019, an effective date of September 30, 2019 and an initial notional amount of $38,203,507, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%. The sixth swap, with a trade date of February 19, 2021, an effective date of February 26, 2021 and an initial notional amount of $7,068,965, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 1.64%.
If an event of default shall occur and be continuing under the New Credit Facility, the commitments under the New Credit Facility may be terminated and the principal amount outstanding under the New Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
On December 6, 2019, the Company entered into a $15,000,000 revolving letter of credit facility agreement (“LC Facility”) with Fifth Third Bank. On January 30, 2020, the LC Facility was amended to include an equipment loan, and the amount of $5.6 million was drawn down under the equipment facility loan. On March 18, 2020, a repayment of $1.9 million was made, reducing the outstanding balance of the equipment loan facility. On June 9, 2020, a repayment of the remaining outstanding balance occurred. In October 2020, the LC Facility agreement was amended to increase the aggregate principal amount to $22,500,000. On April 1, 2021, the LC Facility agreement was amended to maintain cash collateral in an amount equal to 100% of the outstanding obligation and the letter of credit fee was reduced from 2.25% to 0.75%. On June 3, 2021, the LC Facility agreement was amended to extend the maturity date to September 4, 2021. On September 3, 2021, the LC Facility agreement was amended to increase extend the maturity date to September 4, 2022. On September 28, 2021, the LC Facility agreement was amended to increase the aggregate principal amount to $32,500,000.
The Company’s outstanding debt as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021					December 31, 2020
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
New Credit Facility	$97,822,841	$83,161,228	$83,161,228	$2,952,836	$80,208,392	$97,822,841	$90,145,500	$90,145,500	$3,643,846	$86,501,654
LC Facility	$32,500,000	$—	$—	$—	$—	$22,500,000	$—	$—	$—	$—
Total	$130,322,841	$83,161,228	$83,161,228	$2,952,836	$80,208,392	$120,322,841	$90,145,500	$90,145,500	$3,643,846	$86,501,654

The following table shows the components of interest expense related to the Company's borrowings for the three and nine months ended September 30, 2021 and September 30, 2020:

	For the three months Ended September 30, 2021	For the three months Ended September 30, 2020	For the nine months Ended September 30, 2021	For the nine months Ended September 30, 2020
Credit Facility commitment fee	$71,568	$10,860	$299,976	$32,345
Credit Facility Loan interest	371,991	521,695	1,135,464	1,893,368
Amortization of deferred financing costs	222,419	57,152	691,010	170,212
Total	$665,978	$589,707	$2,126,450	$2,095,925
Weighted average interest rate on credit facility	1.84%	2.29%	1.89%	2.71%
Weighted average outstanding balance of credit facility	$86,020,118	$75,823,710	$88,324,831	$72,887,858
The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31:	Principal Payments
2021	$1,009,719
2022	7,954,526
2023	8,098,085
2024	8,245,188
2025	57,853,710
Thereafter	—
$83,161,228
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

The following table is a summary of the shares issued and repurchased during the period and outstanding as of September 30, 2021:

	Shares Outstanding as of December 31, 2020	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of September 30, 2021
Class A shares	16,844,129	—	308,362	(542,157)	(15,016)	16,595,318
Class C shares	2,734,661	—	69,633	(63,431)	—	2,740,863
Class I shares	6,526,001	—	172,223	(172,741)	—	6,525,483
Class P-A shares	55,264	696,012	8,508	—	—	759,784
Class P-I shares	36,710,292	47,274,473	189,217	(899,979)	14,261	83,288,264
Class P-D shares	—	197,404	844	—	—	198,248
Class P-S shares	—	37,236,267	106,117	—	—	37,342,384
Class P-T shares	—	226,639	1,090	—	—	227,729
	62,870,347	85,630,795	855,994	(1,678,308)	(755)	147,678,073
The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2020:

	Shares Outstanding as of December 31, 2019	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of December 31, 2020
Class A shares	17,210,016	12,964	436,348	(815,199)	—	16,844,129
Class C shares	2,718,475	—	95,536	(66,086)	(13,264)	2,734,661
Class I shares	6,693,658	5,783	242,963	(429,396)	12,993	6,526,001
Class P-A shares	18,109	37,155	—	—	—	55,264
Class P-I shares	21,249,352	16,112,855	(296)	(651,619)	—	36,710,292
	47,889,610	16,168,757	774,551	(1,962,300)	(271)	62,870,347

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the nine months ended September 30, 2021 and September 30, 2020 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Class P-D Shares	Class P-S Shares	Class P-T Shares	Total
For the nine months ended September 30, 2021:
Proceeds from Shares Sold	$—	$—	$—	$6,071,942	$423,146,955	$1,774,641	$335,208,690	$2,036,475	$768,238,703
Proceeds from Shares Issued through Reinvestment of Distributions	$2,630,922	$577,043	$1,469,136	$74,115	$1,685,820	$7,600	$953,369	$9,803	$7,407,808
For the nine months ended September 30, 2020:
Proceeds from Shares Sold	$110,970	$—	$49,850	$—	$96,886,072	$—	$—	$—	$97,046,892
Proceeds from Shares Issued through Reinvestment of Distributions	$2,857,125	$594,890	$1,593,506	$—	$128	$—	$—	$—	$5,045,649
As of September 30, 2021, and December 31, 2020, none of the LLC’s preferred shares were issued and outstanding.
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
As of September 30, 2021, the Company issued 2,333,145 Class A shares, 386,160 Class C shares, 1,093,631 Class I shares, 8,508 Class P-A shares, 189,217 Class P-I shares, 844 Class P-D shares, 106,117 Class P-S shares, and 1,090 Class P-T shares for a total of 4,118,712 shares issued under the DRP. As of December 31, 2020, the Company issued 2,024,783 Class A shares, 316,527 Class C shares, and 921,408 Class I shares for a total of 3,262,718 shares issued under the DRP.

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
The shareholders’ right to purchase is subject to the availability of funds and the other provisions of the share repurchase program. Additionally, a member must hold his or her shares for a minimum of one year before he or she can participate in the share repurchase program, subject to any of the following special circumstances: (i) the written request of the estate, heir or beneficiary or a deceased shareholder; (ii) a qualifying disability of the shareholder for a non-temporary period of time provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; (iii) a determination of incompetence of the shareholder by a state or federal court located in the United States; or (iv) as determined by the Board of Directors, in their discretion, to be in the interests of the Company. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.
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

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S
1-Jan-20	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	—	—	—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	—	—	—
1-Dec-20	30-Nov-21	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158

The following table reflects the distributions declared during the nine months ended September 30, 2021:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2021	$2,555,800	$538,241	$3,094,041
March 4, 2021	3,063,308	487,868	3,551,176
April 1, 2021	4,783,092	523,715	5,306,807
May 3, 2021	4,733,419	565,208	5,298,627
June 1, 2021	4,762,355	886,124	5,648,479
July 1, 2021	4,709,348	960,096	5,669,444
August 2, 2021	5,217,796	1,071,227	6,289,023
September 1, 2021	5,423,345	1,145,375	6,568,720
October 1, 2021	5,516,811	1,229,494	6,746,305
Total	$40,765,274	$7,407,348	$48,172,622
The following table reflects the distributions declared during the nine months ended September 30, 2020:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 3, 2020	$1,788,542	$603,697	$2,392,239
March 2, 2020	1,733,243	561,984	2,295,227
April 2, 2020	1,890,493	593,200	2,483,693
May 1, 2020	1,838,747	578,258	2,417,005
June 1, 2020	1,829,752	551,563	2,381,315
July 1, 2020	1,827,301	532,220	2,359,521
August 3, 2020	2,133,835	548,210	2,682,045
September 1, 2020	2,157,292	546,746	2,704,038
October 1, 2020	2,178,934	529,183	2,708,117
Total	$17,378,139	$5,045,061	$22,423,200
All distributions paid for the nine months ended September 30, 2021 are expected to be reported as a return of capital to members for tax reporting purposes, and all distributions paid for the nine months ended September 30, 2020 were reported as a return of capital to members for tax purposes.
Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Cash from operations	$216,006	$804,374
Offering proceeds	37,479,028	16,244,967
Total Cash Distributions	$37,695,034	$17,049,341
The Company expects to continue to fund distributions from a combination of cash from operations as well as offering proceeds. Due to the Company’s change in investment portfolio composition to include a greater percentage of pre-operational assets, a significant amount of distributions will continue to be funded from offering proceeds.
Note 9. Commitments and Contingencies
Legal Proceedings
The Company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of September 30, 2021, management is not aware of any legal proceedings that might have a significant adverse impact on the Company.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the operating entities of the Company, subsidiary holding companies and various lenders, the operating entities and the subsidiary holding companies have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from June 2022 through September 2049.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts to which 34 entities of the Company are individually a party, the entities, and indirectly the Company, have committed an outstanding balance of approximately $495.5 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2021 into 2024. In addition, pursuant to various membership interest purchase agreements to which the Company's operating entities are individually a party, the operating entities, and indirectly the Company, have committed an outstanding balance of approximately $968.6 million to complete the closing pursuant to all conditions being met under the membership interest purchase agreements as of September 30, 2021. The Company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.
Unsecured Guarantee of Subsidiary Renewable Energy Credit (“REC”) Forward Contracts
For the majority of the forward REC contracts currently effective as of September 30, 2021 where a subsidiary of the Company is the principal, the Company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is nil as of September 30, 2021.
Pledge of Parent Company Guarantees
Pursuant to various contracts in which the Company has provided a parent company guarantee, excluding those discussed above, the operating entities, and indirectly the Company, have committed an additional $114.8 million in unsecured guarantees in the event of a default at the underlying entity, as of September 30, 2021.
See Note 1. Organization and Operations of the Company and Note 5. Related Party Agreements and Transaction Agreements for an additional discussion of the Company’s commitments and contingencies.

Note 10. Financial Highlights
The following is a schedule of the financial highlights of the Company attributed to each class of shares for the nine months ended September 30, 2021.

	For the nine months ended September 30, 2021
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Class P-D Shares	Class P-S Share	Class P-T Shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.61	$8.35	$8.61	$8.70	$9.02	$8.96	$8.84	$8.57
Net investment income	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05
Net realized and unrealized gain on investments and swap contracts	0.21	0.21	0.21	0.21	0.21	0.21	0.21	0.21
Change in translation of assets and liabilities denominated in foreign currencies (3)	—	—	—	—	—	—	—	—
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)
Net increase in net assets attributed to common stockholders	0.19	0.19	0.19	0.19	0.19	0.19	0.19	0.19
Shareholder distributions:
Distributions from net investment income	—	—	—	—	—	—	—	—
Distributions from offering proceeds	(0.42)	(0.41)	(0.42)	(0.42)	(0.43)	(0.38)	(0.38)	(0.38)
Other(2)	(0.04)	—	(0.04)	0.11	0.02	0.05	0.06	0.13
Net decrease in members’ equity attributed to common shares	(0.46)	(0.41)	(0.46)	(0.31)	(0.41)	(0.33)	(0.32)	(0.25)
Net asset value for common shares at end of period	$8.34	$8.13	$8.34	$8.58	$8.80	$8.82	$8.71	$8.51
Common equityholders’ equity at end of period	$138,477,946	$22,293,427	$54,452,568	$6,521,842	$733,130,814	$1,747,920	$325,120,606	$1,937,465
Common shares outstanding at end of period	16,595,318	2,740,863	6,525,483	759,784	83,288,264	198,248	37,342,384	227,729

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	1.82%	2.34%	1.85%	3.53%	2.45%	2.27%	2.86%	3.56%
Ratio of net investment income to average net assets	0.75%	0.77%	0.75%	0.65%	0.70%	0.64%	0.72%	0.68%
Ratio of operating expenses to average net assets	3.39%	3.48%	3.38%	2.93%	3.16%	2.90%	3.25%	3.07%
Portfolio turnover rate	0.86%	0.86%	0.86%	0.86%	0.86%	0.86%	0.86%	0.86%
(1)The per share data for Class A, C, I, P-A, P-I, P-D, P-S and P-T Shares were derived by using the weighted average shares outstanding during the nine months ended September 30, 2021, which were 16,779,258, 2,752,098, 6,555,002, 377,138, 59,616,905, 106,243, 28,112,616 and 91,299, respectively.
(2)Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
(3)Amount is less than $0.01 per share.

The following is a schedule of financial highlights of the Company attributed to each outstanding class of shares for the nine months ended September 30, 2020.

	For the nine months ended September 30, 2020
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1):
Net Asset Value at beginning of period	$8.40	$8.23	$8.40	$8.44	$8.73
Net investment income(3)	0.18	0.18	0.18	0.18	0.18
Net realized and unrealized gain on investments, net of incentive allocation to special unitholder	0.63	0.63	0.63	0.63	0.63
Change in translation of assets and liabilities denominated in foreign currencies (4)	—	—	—	—	—
Change in benefit from deferred taxes on unrealized depreciation on investments	(0.12)	(0.12)	(0.12)	(0.12)	(0.12)
Net increase in net assets attributed to common equityholders	0.69	0.69	0.69	0.69	0.69
Shareholder distributions:
Distributions from net investment income	(0.02)	(0.02)	(0.02)	(0.02)	(0.02)
Distributions from offering proceeds	(0.42)	(0.41)	(0.42)	(0.42)	(0.42)
Offering costs and deferred sales commissions	—	(0.09)	—	—	—
Other(2)	(0.02)	(0.02)	(0.02)	(0.02)	0.04
Net decrease in members’ equity attributed to common shares	(0.46)	(0.54)	(0.46)	(0.46)	(0.40)
Net asset value for common shares at end of period	$8.63	$8.38	$8.63	$8.67	$9.02
Common equityholders’ equity at end of period	$147,039,601	$23,038,935	$56,472,346	$157,079	$286,177,086
Common shares outstanding at end of period	17,036,392	2,750,825	6,545,697	18,109	31,715,340

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	8.08%	7.07%	8.03%	6.70%	8.45%
Ratio of net investment income to average net assets	2.81%	2.88%	2.81%	2.80%	2.70%
Ratio of operating expenses to average net assets	4.82%	4.94%	4.82%	4.80%	4.62%
Portfolio turnover rate	10.32%	10.32%	10.32%	10.32%	10.32%
(1)The per share data for Class A, C, I, P-A and P-I Shares were derived by using the weighted average shares outstanding during the period ended September 30, 2020, which were 17,036,392, 2,750,825, 6,545,697, 18,109 and 31,715,340, respectively.
(2)Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
(3)Does not reflect any incentive fees that may be payable to the Special Unitholder.
(4)Amount is less than $0.01 per share.

Note 11. COVID-19 Impact
In March of 2020, the United States declared a National Emergency concerning the COVID-19 outbreak. This came after the World Health Organization declared the virus a global pandemic on March 11, 2020.
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
Note 12. Subsequent Events
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2021 (unaudited).

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
During the three months ended September 30, 2021, we either closed on the acquisition or contracted for the acquisition of 35 renewable energy projects: 32 solar and three wind assets. Refer to the Portfolio and Investment Activity section below for further discussion. During the three months ended September 30, 2021 we had no project disposals. As our access to capital has increased, the average size of our projects increased from 3.9 megawatts (“MW”) per project as of December 31, 2020 to 6.6 MW per project as of September 30, 2021.
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

The following table illustrates the allocation by percentage of the Company’s contracted revenue by counterparty type and creditworthiness for the nine months ended September 30, 2021 and September 30, 2020.

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Investment grade:
Utility	63.9%	64.2%
Municipality	9.3	8.7
Corporation	6.3	0.7
Subtotal investment grade	79.5%	73.6%

Non-investment grade or no rating:
Utility	12.4%	16.6%
Municipality	4.6	5.2
Residential	0.1	—
Corporation	3.4	4.6
Subtotal non-investment grade or no rating	20.5%	26.4%
Total	100.0%	100.0%
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
The table below sets forth the Company’s investments in alternative energy generation portfolios as of September 30, 2021.

	Transaction Close Date	Industry	Location(s)	Form of Investment ***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Pacifica Portfolio	Q2 2020 - Q3 2020	Battery Storage	California	100% Ownership	$10,905,603	Operating and to-be-constructed battery energy storage facilities	14.3
Eagle Valley Biomass Portfolio	Q2 2019	Biomass	Colorado	100% Ownership	$23,686,352	Operating biomass facility	12.0
Celadon Portfolio	Q1 2019 - Q3 2021	Commercial Solar	California, Colorado, Washington D.C., Illinois, Massachusetts, Maryland, Minnesota, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Utah, Vermont, Washington, and Wisconsin	100% Ownership or Managing Member, Equity Owner	$115,172,754	Commercial and residential ground, rooftop-mounted solar photovoltaic systems and carport system	178.9

	Transaction Close Date	Industry	Location(s)	Form of Investment ***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
GEH Portfolio	Q1 2015 - Q4 2020	Commercial Solar	Arizona, California, Colorado, Connecticut, Florida, Hawaii, Indiana, Massachusetts, Maryland, New Jersey, New York, North Carolina, Tennessee and Vermont	100% Ownership or Managing Member, Equity Owner	$148,830,072	Commercial ground, rooftop-mounted photovoltaic systems and carport system	99.4
Ponderosa Portfolio	Q4 2020 - Q3 2021 ****	Commercial Solar	Michigan, Montana, South Dakota, and Wyoming	100% Ownership	$42,747,282	Commercial ground and rooftop-mounted photovoltaic systems	267.3
Other Commercial Solar	Q3 2014 - Q3 2021	Commercial Solar	Ontario, Canada,California, Colorado, Maine, Maryland, Massachusetts, Michigan, Nevada, New York, North Carolina, Rhode Island, South Dakota, and Vermont	100% Ownership or Managing Member, Equity Owner	$181,258,039	Commercial and residential ground and rooftop-mounted solar photovoltaic systems	1,121.1
Sego Lily - Solar Portfolio	Q4 2020 - Q1 2021	Commercial Solar	California and Utah	100% Ownership or Managing Member, Equity Owner	$88,590,510	Commercial ground and rooftop-mounted photovoltaic systems	119.9
Trillium Portfolio	Q4 2018 - Q4 2020	Commercial Solar	Arkansas, California, Colorado, Maryland, Massachusetts, New Jersey, Oregon, Pennsylvania, Vermont and Washington D.C.	Managing Member, Equity Owner	$81,964,626	Commercial ground and rooftop-mounted photovoltaic systems and carport system	84.7

	Transaction Close Date	Industry	Location(s)	Form of Investment ***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Sego Lily - Wind Portfolio	Q1 2020 - Q2 2021	Wind	Maine and California	100% Ownership or Managing Member, Equity Owner	$142,663,943	Wind power facilities	72.8
Greenbacker Wind Holdings II	Q4 2015 - Q4 2020	Wind	Massachusetts, Montana, and Iowa	100% Ownership or Managing Member, Equity Owner	$61,916,061	Wind power facilities	90.0
Greenbacker Wind Portfolio - HoldCo	Q2 2017 - Q4 2019	Wind	Idaho, Iowa, Minnesota, and Vermont	100% Ownership	$81,657,812	Wind power facilities	131.3
Other Wind Investments	Q4 2017 - Q3 2021	Wind	California and Minnesota	100% Ownership	$56,348,541	Wind power facilities	36.7
Other Portfolios	Q4 2015	Other	Delaware, North Carolina, and Vermont	100% Ownership or Equity Owner	$24,926,809	Commercial ground and rooftop-mounted photovoltaic systems, Private equity membership interests	N/A
Other Energy Efficiency Portfolios	Q3 2015 - Q4 2015	Energy Efficiency	Pennsylvania, Puerto Rico	Secured Loan, Capital Lease	$681,207	Energy efficiency LED lighting	N/A
Chaberton Loan	Q3 2021	Secured Loan	Maryland	Secured Loan	$2,247,962	Loan	N/A
Encore Loan	Q4 2019	Secured Loan	Vermont	Secured Loan	$6,156,240	Loan	N/A
Hudson Loan	Q2 2019	Secured Loan	New York	Secured Loan	$4,984,650	Loan	N/A
Hudson II Loan	Q4 2019	Secured Loan	New York	Secured Loan	$4,227,098	Loan	N/A
New Market Loan	Q4 2019	Secured Loan	North Carolina	Secured Loan	$5,007,350	Loan	N/A
Shepherd's Run Loan	Q4 2020	Secured Loan	New York	Secured Loan	$8,751,528	Loan	N/A
SE Solar Loan	Q1 2019	Secured Loan	North Carolina	Secured Loan	$5,008,304	Loan	N/A
TUUSSO Loan	Q4 2019	Secured Loan	Washington	Secured Loan	$13,454,338	Loan	N/A
Fidelity Government Portfolio - Class I	Q1 2020	Money Market Funds	N/A	Money Market Funds	$30,226,867	Money Market Funds	N/A

	Transaction Close Date	Industry	Location(s)	Form of Investment ***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
First American Government Obligations Fund - Class X	Q2 2021	Money Market Funds	N/A	Money Market Funds	$30,226,867	Money Market Funds	N/A
Invesco Government & Agency Portfolio - Institutional Class	Q3 2019	Money Market Funds	N/A	Money Market Funds	$7	Money Market Funds	N/A
JP Morgan US Government Money Market Fund - Class L	Q1 2021	Money Market Funds	N/A	Money Market Funds	$30,176,871	Money Market Funds	N/A
Wells Fargo Treasury Plus Money Market Fund - Institutional Class	Q1 2021	Money Market Funds	N/A	Money Market Funds	$30,176,871	Money Market Funds	N/A
Total					$1,231,994,564		2,228.4
*    Approximate
**    Does not include assumed project level debt.
***    100% equity ownership, majority equity owner (>50%), equity owner (<50%), managing member of the limited liability company, secured loan, money market funds, or a capital lease.
**** This portfolio includes assets with a transaction close date prior to the period during which they were transferred to the Ponderosa Portfolio.
Of the total capacity of 2,228.4 MW, 745.6 MW is associated with operating assets and 1,482.8 MW is associated with pre-operational assets, including certain projects where we have contracted for the acquisition of the project pursuant to membership interest purchase agreements. Refer to the Portfolio and Investment Activity section for further discussion.
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
Pursuant to Private Placement Memoranda, the LLC is currently offering Class P-A, P-I, P-S, P-T, and P-D shares. After the finalization of the September 30, 2021 NAV and Monthly Share Value, the current offering price of the Class P-A, P-I, P-S, P-T, and P-D shares is $9.44, $8.91, $9.19, $9.54, and $8.97 per share, respectively. To the extent that our Monthly Share Value per share per class on the most recent valuation date increases above or decreases below our prior Monthly Share Value per share per class, we will adjust the offering prices of each class of shares as appropriate.
As of September 30, 2021, through initial purchases of shares and participation in the DRP, our Advisor owned 23,601 Class A shares and through initial purchases of shares, our Advisor owned 2,776 Class P-D shares. As of December 31, 2020, through initial purchases of shares and participation in the DRP, our Advisor owned 23,601 Class A shares.
As of September 30, 2021, we had received subscriptions for and issued 153,619,674 of our shares (including shares issued under the DRP) for gross proceeds of $1,393,409,914 (before dealer-manager fees of $4,572,156 and selling commissions of $14,591,343 for net proceeds of $1,374,246,415). As of December 31, 2020, we had received subscriptions for and issued 67,133,640 of our shares (including shares issued under the DRP) for gross proceeds of $617,098,806 (before dealer manager fees of $4,308,949 and selling commissions of $14,198,029 for net proceeds of $598,591,828).
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
Current Competition in the Alternative Energy — Wind Marketplace
For the U.S. wind industry, 2020 was its strongest year to date and continued in the beginning of 2021. According to S&P Global Market Intelligence, U.S. wind developers added 2,819 MW of capacity in the second quarter of 2021, a 19% increase from the same period in 2020.
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
COVID-19 Impact
In March of 2020, the United States declared a National Emergency concerning the COVID-19 outbreak. This came after the World Health Organization declared the virus a global pandemic on March 11, 2020.
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
Deferred Sales Commissions

The Company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker-dealers in the future in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of the Class C shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of 1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; 2) the date which approximates an expected liquidity event for the Company; or 3) the expected holding period of the investment. The costs expected to be incurred at the time of the sale of the Class P-T and Class P-S shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of 1) the date which approximates an expected liquidity event for the Company; or 2) the expected holding period of the investment. The estimated amount of the liability can be updated as management's assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained. As of September 30, 2021, and December 31, 2020, the Company recorded a liability for deferred sales commissions in the amount of $4,062,255 and $131,875, respectively.
Financing Costs
Financing costs related to debt liabilities of the LLC, GREC or GREC HoldCo are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the carrying amount of that debt liability. Financing costs are deferred and amortized using the straight-line method over the life of the debt liability.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting," which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this update is effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. As of September 30, 2021, we have not elected to apply the optional amendments and are currently evaluating the impact of the ASU and the effect on our consolidated financial statements.
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
Amendments to the Operating Agreement Related to Incentive Allocations
On August 25, 2020, the LLC made certain amendments to the Operating Agreement to remove the provisions therein related to the Income Incentive Distribution and the Capital Gains Incentive Distribution, in each case allocable to the Special Unitholder under certain circumstances, and to replace them with provisions for a performance participation fee (the “Performance Participation Fee”) based on the periodic total return generated by the LLC, payable under certain circumstances by the LLC to the Special Unitholder, was approved by the LLC’s shareholders and was applied retroactively on April 1, 2020 and for all periods thereafter. The Liquidation Incentive Distribution provision in the Operating Agreement was correspondingly amended to reflect that the Liquidation Incentive Distribution will be calculated based on the difference between the LLC’s net proceeds from a liquidation or listing of our shares (in either case, as calculated in accordance with the Operating Agreement) and the LLC’s NAV immediately prior to the time of such liquidation or listing.
Portfolio and Investment Activity
As of September 30, 2021, the Company invested in numerous solar, wind, battery storage, biomass and energy efficiency projects included in 14 investment portfolios, as well as eight secured loans, as follows:
Commercial Solar
Celadon Portfolio
This portfolio consists of operating and pre-operating solar power facilities totaling approximately 178.9 MW, located across California, Colorado, Washington D.C., Illinois, Massachusetts, Maryland, Minnesota, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Utah, Vermont, Washington, and Wisconsin. Of the total, approximately 155.4 MW is associated with pre-operating solar power facilities which are expected to reach COD over the period ending in 2022. For all facilities within this portfolio, power is either sold or will be sold through PPA contracts that range from 9 to 30 years. During the three months ended September 30, 2021, two assets totaling 9.7 MW of the total for the portfolio were transferred from the Other Commercial Solar Portfolio.
GEH Portfolio
This portfolio consists of operating and pre-operating solar power facilities totaling approximately 99.4 MW, located across Arizona, California, Colorado, Connecticut, Florida, Hawaii, Indiana, Massachusetts, Maryland, New Jersey, New York, North Carolina, Tennessee and Vermont. The systems sell power under PPA arrangements ranging from 14 to 25 years. Certain systems also sell RECs and SRECs to the local utilities. Certain of the facilities, representing 8.4 MW of the total for the portfolio, represents leased operating solar power facilities. During the remaining term of the lease, which is approximately 11 years, there is the potential for the Company to purchase these assets directly upon the agreement and consent of the parties.
Other Commercial Solar
This portfolio consists of operating and pre-operating solar power facilities totaling approximately 1,121.1 MW, located in Ontario, Canada,California, Colorado, Maine, Maryland, Massachusetts, Michigan, Nevada, New York, North Carolina, Rhode Island, South Dakota, and Vermont. Of the total, approximately 925.9 MW is associated with pre-operating solar power facilities which are expected to reach COD over the period ending in 2024. For all facilities within this portfolio, power is either sold or will be sold through long-term PPAs. During the nine months ended September 30, 2021, seven assets comprising 120.6 MW of the total for the portfolio were transferred from the Sego Lily - Solar Portfolio, the Trillium Portfolio and the Ponderosa Portfolio. Also during the nine months ended September 30, 2021, the Company contracted to acquire a 617.5 MW pre-operating solar facility.
Ponderosa
This portfolio consists of pre-operating solar power facilities totaling approximately 267.3 MW, located across Michigan, Montana, South Dakota, and Wyoming. These pre-operating solar power facilities are expected to reach COD over the period ending 2023. For all facilities within this portfolio, power will be sold through PPA contracts that range from 15 to 25 years. During the three months ended September 30, 2021, one asset comprising 40.8 MW of the total for the portfolio was added.
Sego Lily - Solar Portfolio

This portfolio consists of operating and pre-operating solar power facilities totaling approximately 119.9 MW, located across California and Utah. Of the total, approximately 108.7 MW is associated with pre-operating solar power facilities which are expected to reach COD during 2021. For all facilities within this portfolio, power is either sold or will be sold through PPA contracts that range from 15 to 20 years.
Trillium Portfolio
This portfolio consists of operating solar power facilities totaling approximately 84.7 MW, located across Arkansas, California, Colorado, Maryland, Massachusetts, New Jersey, Oregon, Pennsylvania, Vermont and Washington D.C. These projects consist primarily of commercial ground and rooftop-mounted photovoltaic systems. The systems primarily sell power to various commercial, municipal, residential and utility offtakers under long-term PPAs that range from 11 to 28 years.
Wind
Greenbacker Wind Holdings II Portfolio
This portfolio consists of operating wind power facilities totaling approximately 90.0 MW, located in Massachusetts, Montana, and Iowa. These systems primarily sell power to various municipal and utility offtakers under long-term PPAs. Certain systems also sell RECs to the local utilities. During the nine months ended September 30, 2021, one asset comprising 5.0 MW of the total for the portfolio was transferred from the Other Wind Investments Portfolio.
Greenbacker Wind Portfolio - HoldCo Portfolio ("GB Wind HoldCo")
This portfolio consists of operating wind power facilities totaling approximately 131.3 MW, located in Idaho, Iowa, Minnesota, and Vermont. The systems sell power under PPA arrangements ranging from 20 to 25 years. Certain systems also sell RECs to the local utilities.
Sego Lily - Wind Portfolio
This portfolio consists of operating and pre-operating wind power facilities totaling approximately 72.8 MW, located in Maine and California. During the three months ended September 30, 2021, one asset comprising 15.3 MW of the total for the portfolio was transferred from the Greenbacker Wind Holdings II Portfolio. This pre-operating system is expected to reach COD during 2021, and will sell power to the local utility under a PPA arrangement with a 20 year term.
Other Wind Investments
This portfolio consists of operating wind power facilities totaling approximately 36.7 MW, located in California and Minnesota. For all facilities within this portfolio, power is either sold or will be sold through long-term PPAs. During the three months ended September 30, 2021, two assets comprising 30.7 MW of the total for the portfolio were added.
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

Other Portfolios
This portfolio consists of acquisition costs related to energy projects being acquired in Delaware, North Carolina, and Vermont. Additionally, the Company has invested capital to acquire and safe harbor panels that will be used in the construction of various pipeline projects.
In addition, on October 9, 2020, GREC made a $5,000,000 limited partner (“LP”) commitment to Greenbacker Development Opportunities Fund I, LP (“GDEV”), which was increased to $6,075,000 in the fourth quarter of 2020. As of September 30, 2021, $6,162,915 of the commitment was funded—the fair value of this investment is $6,586,517. In April 2021, the commitment to GDEV increased to $7,500,000.

GDEV is an affiliate of GREC, as GDEV possesses the same investment advisor as GREC. The agreement between GDEV and GREC was negotiated at an arm’s length and contains standard terms and conditions that would be included in a third-party limited partnership agreement. However as part of the agreement between GDEV and GREC, GREC was issued a membership interest in Greenbacker Development Opportunities GP I, LLC (“GDEV GP”), the general partner which provides for a 10% allocation of GDEV GP's carried interest in GDEV.

Secured Loans
SE Solar Loan
In February 2019, the Company entered into a short-term secured loan agreement with SunEnergy1, LLC. The loan bears an interest rate of 9% and matures on December 31, 2021.
Encore Loan
In October 2019, the Company entered into a short-term secured loan agreement with Encore Equipment, LLC. The loan bears an interest rate of 10% and matures on November 30, 2021.
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
Chaberton Loan
In September 2021, the Company entered into a short-term secured loan agreement with Chaberton Acquisition Holdings LLC. The loan bears an interest rate of 8% and matures on September 30, 2022.
Portfolio Disposals
There were no sales during the three and nine months ended September 30, 2021.

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

Investment Summary
The following table presents the gross purchases of the gross funding of additional capital for new or existing investments for the nine months ended September 30, 2021 and September 30, 2020:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Battery Storage
Pacifica Portfolio	$2,060,068	$8,575,524
Biomass
Eagle Valley Biomass Portfolio	600,000	1,380,896
Commercial Solar
Celadon Portfolio	57,040,489	—
GEH Portfolio	1,038,071	23,850,630
Raleigh Portfolio	44,995	—
Other Commercial Solar	160,230,044	71,569,413
Ponderosa Portfolio	10,856,043	—
Sego Lily - Solar Portfolio	79,571,627	—
Trillium Portfolio	119,180,401	62,675,093
Residential Solar
Greenbacker Residential Solar Portfolio	—	13,000

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Greenbacker Residential Solar Portfolio II	50,398	265,000
Wind
Sego Lily - Wind Portfolio	166,475,210	5,829,080
Other Wind Investments	46,671,297	600,415
Greenbacker Wind Portfolio - HoldCo	9,541,675	30,044,050
Greenbacker Wind Holdings II	32,198,714	1,067,217
Other Investments
Other Portfolios	21,890,637	10,962,150
Secured Loans
Chaberton Loan	2,247,962	—
Encore Loan	11,133	2,573,651
Hudson Loan	1,345,394	464,149
Hudson II Loan	1,345,394	—
Shepherd's Run Loan	8,751,529	—
SE Solar Loan	3,060	4,000,000
TUUSSO Loan	6,691,242	1,595,163
New Market Loan	—	7,350
	$727,845,383	$225,472,781
During the three months ended September 30, 2021, we either closed on the acquisition or contracted for the acquisition of 35 renewable energy projects: 32 solar and three wind assets. Refer to the Portfolio and Investment Activity section below for further discussion. During the three months ended September 30, 2021 we had no project disposals. As our access to capital has increased, the average size of our projects increased from 3.9 MW per project as of December 31, 2020 to 6.6 MW per project as of September 30, 2021.
The composition of the Company’s investments as of September 30, 2021, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage
Pacifica Portfolio	$10,905,603	$10,424,117	0.8%
Subtotal	$10,905,603	$10,424,117	0.8%
Biomass
Eagle Valley Biomass Portfolio	$23,686,352	$16,247,480	1.1%
Subtotal	$23,686,352	$16,247,480	1.1%
Commercial Solar:
Celadon Portfolio	$115,172,754	$136,214,386	10.2%
GEH Portfolio	148,830,072	153,843,849	11.5%
Ponderosa Portfolio	42,747,282	39,692,623	3.0%
Sego Lily - Solar Portfolio	88,590,510	105,672,944	7.9%
Trillium Portfolio	81,964,626	108,381,018	8.1%
Other Commercial Solar	181,258,039	203,138,438	15.2%
Subtotal	$658,563,283	$746,943,258	55.9%

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Wind:
Sego Lily - Wind Portfolio	$142,663,943	$162,566,749	12.1%
Greenbacker Wind Holdings II	61,916,061	66,158,968	4.9%
Greenbacker Wind Portfolio - HoldCo	81,657,812	82,299,299	6.0%
Other Wind Investments	56,348,541	59,212,319	4.4%
Subtotal	$342,586,357	$370,237,335	27.4%
Other Investments:
Other Portfolios	$24,926,809	$25,109,648	1.9%
Subtotal	$24,926,809	$25,109,648	1.9%
Energy Efficiency:
Other Energy Efficiency Portfolios	$681,207	$671,525	0.1%
Subtotal	$681,207	$671,525	0.1%
Secured Loans:
Chaberton Loan	$2,247,962	$2,247,962	0.2%
Encore Loan	$6,156,240	$6,156,240	0.5%
Hudson Loan	4,984,650	4,984,650	0.4%
Hudson II Loan	4,227,098	4,227,098	0.3%
New Market Loan	5,007,350	5,007,350	0.4%
Shepherd's Run Loan	8,751,528	8,751,528	0.7%
SE Solar Loan	5,008,304	5,008,304	0.4%
TUUSSO Loan	13,454,338	13,454,338	1.0%
Subtotal	$49,837,470	$49,837,470	3.7%
Investments in Money Market Funds:
Fidelity Government Portfolio - Class I	$30,226,867	$30,226,867	2.3%
First American Government Obligations Fund - Class X	30,226,867	30,226,867	2.2%
Invesco Government & Agency Portfolio - Institutional Class	7	7	—%
JP Morgan US Government Money Market Fund - Class L	30,176,871	30,176,871	2.3%
Wells Fargo Treasury Plus Money Market Fund - Institutional Class	30,176,871	30,176,871	2.3%
Subtotal	$120,807,483	$120,807,483	9.1%
Total	$1,231,994,564	$1,340,278,316	100.0%
The composition of the Company’s investments as of December 31, 2020, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage:
Pacifica Portfolio	$8,839,235	$8,839,235	1.3%
Subtotal	$8,839,235	$8,839,235	1.3%
Biomass:
Eagle Valley Biomass Portfolio	$23,236,352	$23,236,352	3.5%
Subtotal	$23,236,352	$23,236,352	3.5%
Commercial Solar:
GEH Portfolio	$114,253,479	$124,637,707	18.9%
Magnolia Sun Portfolio	33,008,559	36,904,011	5.6%
Other Commercial Solar	67,933,619	70,814,994	10.7%
Sego Lily - Solar Portfolio	29,178,404	62,135,652	9.4%
Trillium Portfolio	83,219,738	105,913,033	16.1%
Subtotal	$327,593,799	$400,405,397	60.7%
Wind:
Greenbacker Wind Holdings II	$33,834,320	$35,839,967	5.4%
Greenbacker Wind Portfolio - HoldCo	73,244,891	75,013,771	11.4%
Greenbacker Wind Portfolio - Maine	12,704,196	23,758,084	3.6%
Other Wind Investments	19,986,133	20,356,806	3.1%
Subtotal	$139,769,540	$154,968,628	23.5%
Other Investments:
Other Portfolios	$23,669,446	$23,291,114	3.5%
Subtotal	$23,669,446	$23,291,114	3.5%
Energy Efficiency:
Other Energy Efficiency Portfolios	$738,348	$741,581	0.1%
Subtotal	$738,348	$741,581	0.1%
Secured Loans
Encore Loan	$10,606,725	$10,606,725	1.6%
Hudson I Loan	6,021,402	6,021,402	0.9%
Hudson II Loan	3,923,873	3,923,873	0.6%
New Market Loan	5,007,350	5,007,350	0.8%
SE Solar Loan	5,005,244	5,005,244	0.8%
TUUSSO Loan	6,763,096	6,763,096	1.0%
Subtotal	$37,327,690	$37,327,690	5.7%
Investments in Money Market Funds:
Fidelity Government Portfolio - Class I	$10,100,000	$10,100,000	1.5%
First American Government Obligations Fund - Class Z	1,072,720	1,072,720	0.2%
Invesco Government & Agency Portfolio - Institutional Class	7	7	—%
Subtotal	$11,172,727	$11,172,727	1.7%
Total	$572,347,137	$659,982,724	100.0%

Results of Operations
A discussion of the results of operations for the three and nine months ended September 30, 2021 and three and nine months ended September 30, 2020 are as follows:
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
The timing and amount of dividend income to be distributed to the Company is determined on at least a quarterly basis by the Company. This process includes an analysis at the individual project entity level of the cash available from operations and necessary working capital needed for the proper daily operations of the project. As a general rule, the dividend income from our equity investments is recognized as income only when it is received by the Company, or expected to be received by the Company immediately after each quarter end, whereas the undistributed income is retained within the project entities (i.e., included in working capital of the project company) and is added to the carrying value of those investments on the balance sheet. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three and nine months ended September 30, 2021 totaled $6,607,084 and $21,597,022, respectively, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $982,933 and $2,898,611, respectively. Dividend income for the three and nine months ended September 30, 2020 totaled $4,520,199 and $14,599,327, respectively, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $703,437 and $2,133,727.
The increase in dividend income from the three and nine months ended September 30, 2020 to the three and nine ended September 30, 2021 was primarily attributable to the acquisition of operating assets and completion of construction assets during the latter part of 2020 into 2021.
The increase in the interest income from the three and nine months ended September 30, 2020 to the three and nine ended September 30, 2021 was primarily attributed to the increase in our interest-bearing loans to unaffiliated entities.
During 2021, the fair value of our investments increased from $660 million as of December 31, 2020 to $1,340 million as of September 30, 2021, or a 103.1% increase. As of September 30, 2021, and December 31, 2020, we had approximately $329 million and $144 million in pre-operational and non-earning assets which amounted to 18.9% and 13.4% of our gross investment amounts, respectively, and 25.6% and 26.0% of our net assets, respectively. We expect that the majority, but not all, of the assets that are currently pre-operational and non-earning to become revenue generating from 2021 into 2024, but we also expect to continue to make new investments in projects prior to the commencement of construction. As noted above, the strategy of investing in projects prior to the commencement of construction resulted in an increase in costs with no immediate increase in dividend income from those projects.

Balance	September 30, 2021	December 31, 2020	December 31, 2019
Investments in controlled/affiliated and non-controlled/non-affiliated portfolios at fair value	$1,219,470,833	$648,809,997	$475,175,871
Investments in money market funds at fair value	$120,807,483	$11,172,727	$4,984,621
Total investments at fair value	$1,340,278,316	$659,982,724	$480,160,492
Notes payable balances of the Company and its operating entities	$423,308,165	$507,108,553	$261,850,711
Cash, cash equivalents and restricted cash	$54,633,554	$4,675,836	$4,081,470
Less: Note payable balance of the Company	$(83,161,228)	$(90,145,500)	$(71,990,467)

Gross Investment Amount	$1,735,058,807	$1,081,621,613	$674,102,206

Additional Metrics
Pre-operational and non-earning assets	$328,719,433	$144,404,286	$128,632,161
Pre-operational and non-earning assets as a % of gross investment amount	18.9%	13.4%	19.1%
Pre-operational and Non-earning Assets as a % of net assets	25.6%	26.0%	31.5%
Expenses
For the three and nine months ended September 30, 2021, the Company incurred $8,420,624 and $24,279,627 in operating expenses, respectively, including the management fees earned by the Advisor, which represents 0.69% and 2.40% of average net assets, respectively. For the three and nine months ended September 30, 2020, the Company incurred $7,209,107 and $15,928,680 in operating expenses, respectively, including the management fees earned by the Advisor, which represents 1.47% and 3.54% of average net assets, respectively.
For the three and nine months ended September 30, 2021, the Advisor earned $5,798,687 and $15,303,432, respectively, in management fees, with the increase in management fees due to the increase in total assets. The consolidated financial statements reflect a nil and $1,312,309 Performance Participation Fee for the three and nine months ended September 30, 2021 based primarily on net unrealized appreciation. For the three and nine months ended September 30, 2020, the Advisor earned $2,497,596 and $7,348,380, respectively, in management fees. The consolidated financial statements reflect a $4,193,559 decrease and $(1,154,308) increase, respectively, in incentive allocation for the three and nine months ended September 30, 2020 based primarily on net unrealized appreciation.
Lastly, for the three and nine months ended September 30, 2021, the Company generated a tax (benefit) expense from operations in the amount of $(1,849,710) and $(5,342,121), respectively. For the three and nine months ended September 30, 2020, the Company generated a tax (benefit) expense from operations in the amount of $(2,835,220) and $(8,482,792), respectively. The benefit recorded within net investment income (loss) is mainly derived from net operating losses incurred by the Company.
For the three and nine months ended September 30, 2021, the net investment income (loss) was $1,009,103 and $5,422,042, respectively, or $0.01 and $0.05, respectively, per share. For the three and nine months ended September 30, 2020, the net investment income (loss) was $901,560 and $9,287,166, respectively, or $0.02 and $0.18, respectively, per share.
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
For the three and nine months ended September 30, 2021, we recognized a realized gain (loss) of $176,413 and $(25,049), respectively, related to net working capital adjustments on investments previously sold. We recorded a net change in unrealized appreciation (depreciation) of $(702,835) and $24,122,845 for the three and nine months ended September 30, 2021, respectively. This net change in unrealized appreciation for the three and nine months ended September 30, 2021 includes $(1,482,950) and $20,642,174, respectively, of unrealized appreciation related to the change in value of investments; $(34,331) and $5,992, respectively, of unrealized appreciation related to the change in value based upon changes in foreign currency exchange rates; and $814,446 and $3,474,679, respectively, of depreciation related to the change in value of swap contracts.
For the three and nine months ended September 30, 2020, we recognized a $(157,084) and $6,186,076, respectively realized gain (loss) on the sale of investment related to the sale of Greenbacker Residential Solar Portfolio I, Greenbacker Residential Solar Portfolio II, Sol Phoenix, Fremont and East to West Portfolio Assets, a net change in unrealized appreciation of $10,851,169 and $27,800,762, respectively, was recorded of which $10,197,526 and $33,921,156 of unrealized appreciation, respectively, related to the change in value of investments and $27,988 and $26,933 of unrealized appreciation (depreciation), respectively, related to the change in value based upon changes in foreign currency exchange rates and $625,645 and $(6,147,327) of unrealized appreciation (depreciation), respectively, related to the change in value of swap contracts.
The (provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts was $(7,929,401) and $(6,451,670) for the nine months ending September 30, 2021 and September 30, 2020, respectively. The provision is mainly derived from unrealized tax basis gains on the Company’s investments offset by net operating losses incurred and investment tax credit carryforwards related to the Company’s investments which, unlike for financial statement purposes under GAAP, are consolidated for tax purposes.
Changes in Net Assets from Operations
For the three and nine months ended September 30, 2021, we recorded a net increase in net assets resulting from operations of $2,936,603 and $21,590,437, respectively, or $0.02 and $0.19, respectively, per share. For the three and nine months ended September 30, 2020, we recorded a net increase in net assets resulting from operations of $14,906,327 and $36,822,334, respectively, or $0.34 and $0.69, respectively. The increase in net assets primarily relates to our net investment income earned during the period and unrealized appreciation related to the change in value of investments and swap contracts.
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
An analysis of the Company’s dividend coverage ratio, including the impact of realized gains, is as follows:

Description	9/30/2021	2020	2019	2018	2017	2016
Net Investment Income (loss) before taxes	$216,006	$1,645,856	$4,213,800	$9,681,310	$7,459,040	$3,749,560
Shareholder Distributions (total including DRP)	$48,172,622	$31,038,522	$25,884,100	$17,738,130	$11,403,610	$6,717,870
Dividend Coverage Ratio (net investment income/total distributions)	0.4%	5.3%	16.3%	54.6%	65.4%	55.8%
Realized Gains (Loss)	$(25,049)	$7,830,550	$12,915,740	$—	$694,000	$—
Gross Dividend Coverage Ratio (Net Investment Income and Realized Gains/Total Shareholder Distributions)	0.4%	30.5%	66.2%	54.6%	71.5%	55.8%

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
2021
As of September 30, 2021, total capital deployed in pre-operational and non-earning assets reached approximately $329 million which amounts to 25.6% of net assets, or 18.9% of the gross investment amount. Additionally, as a result of the significant capital raised during the three months ending September 30, 2021, the Company has $121 million in investments in money market funds as of September 30, 2021 amounting to an additional 9.6% of our net assets, or 7.0% of our gross investment amounts. Consistent with historical trends, as these projects commenced operations, any increase in the fair value of the project was recognized as an unrealized gain in the statement of operations, not as investment income. Thus, while costs incurred prior to operation reduce the dividend coverage ratio, any unrealized gains on the value of the project after reaching operations has no effect on the dividend coverage ratio. While pre-operational assets continues to increase, from a near term financial perspective, the Company’s financial statements and overall dividend coverage ratio is negatively impacted.
Demonstrating Value Creation Through Selected Asset Sales
During 2019 and continuing into 2020, we determined that the Company would engage in a process of selling selected projects that it considered to be non-core investments, or for which there were compelling opportunities to sell at prices in excess of original cost.
In the three and nine months ended September 30, 2021, the Company did not have any sales.

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
For the nine months ended September 30, 2021 and September 30, 2020, the total MWh produced across all renewable energy projects in our investment portfolio were 1,077,421 MWh and 700,416 MWh respectively. We observed year to date growth of 54% from the third quarter of 2020 to the third quarter of 2021. The most significant growth by segment for the first nine months of 2021 as compared to the first nine months of 2020 was in commercial solar. This increase of 106% year-over-year was largely due to the Turquoise Solar and GB Solar TE 2020 projects, all included in the Other Commercial Solar Portfolio which comprise 61.2 MW, 19.8 MW, and 30.4 MW respectively. as well as growth in the Trillium Portfolio and assets becoming operational with 84.7 MW of operating assets as of September 30, 2021.

MWh by Segment	Three months ended September 30, 2021	Nine months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2020
Commercial Solar	180,533	465,514	83,736	225,551
Residential Solar	—	101	—	4,058
Wind	189,326	541,583	116,276	402,447
Biomass	22,151	70,223	23,091	68,360
Total	392,010	1,077,421	223,103	700,416

MWh by Segment
Three Months ended September 30, 2021
Nine Months ended September 30, 2021
Three Months ended September 30, 2020
Nine Months ended September 30, 2020
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

Period		Class
From	To	A	C	I	P-A		P-I	P-S	P-T	P-D
25-Apr-14	4-Nov-15	$10.00	$9.58	$9.19	N/A		N/A	N/A	N/A	N/A
5-Nov-15	4-Feb-16	$10.02	$9.60	$9.21	N/A		N/A	N/A	N/A	N/A
5-Feb-16	5-May-16	$10.05	$9.62	$9.23	N/A		N/A	N/A	N/A	N/A
6-May-16	3-Aug-16	$10.07	$9.64	$9.25	$9.59		$8.81	N/A	N/A	N/A
4-Aug-16	6-Nov-16	$10.23	$9.79	$9.39	$9.79		$8.95	N/A	N/A	N/A
7-Nov-16	7-Feb-17	$10.28	$9.58	$9.45	$9.78		$8.83	N/A	N/A	N/A
8-Feb-17	4-May-17	$10.22	$9.53	$9.39	$9.70		$8.76	N/A	N/A	N/A
5-May-17	17-May-17	$10.17	$9.48	$9.34	$9.70		$8.69	N/A	N/A	N/A
18-May-17	3-Aug-17	$9.74	$9.07	$8.94	$9.70		$8.69	N/A	N/A	N/A
4-Aug-17	2-Nov-17	$9.72	$9.08	$8.93	N/A		$8.73	N/A	N/A	N/A
3-Nov-17	5-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75	N/A	N/A	N/A
6-Feb-18	6-May-18	$9.78	$9.09	$8.98	$9.65	*	$8.81	N/A	N/A	N/A
7-May-18	2-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84	N/A	N/A	N/A
3-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90	N/A	N/A	N/A
1-Nov-18	6-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89	N/A	N/A	N/A
7-Feb-19	6-May-19	$9.63	$9.01	$8.84	$9.50	**	$8.76	N/A	N/A	N/A
7-May-19	1-Aug-19	N/A	N/A	N/A	N/A		$8.76	N/A	N/A	N/A
2-Aug-19	8-Nov-19	N/A	N/A	N/A	N/A		$8.77	N/A	N/A	N/A
9-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93	N/A	N/A	N/A
20-Mar-20	18-May-20	N/A	N/A	N/A	N/A		$8.90	N/A	N/A	N/A
19-May-20	20-Aug-20	N/A	N/A	N/A	N/A		$8.95	N/A	N/A	N/A
21-Aug-20	1-Nov-20	N/A	N/A	N/A	N/A		$9.02	N/A	N/A	N/A
2-Nov-20	31-Jan-21	N/A	N/A	N/A	$9.42		$9.02	$9.02	$9.02	$9.02
1-Feb-21	26-Feb-21	N/A	N/A	N/A	$9.38		$8.96	$9.00	$9.53	$9.24
1-Mar-21	31-Mar-21	N/A	N/A	N/A	$9.44		$9.02	$9.00	$9.53	$9.24
1-Apr-21	30-Apr-21	N/A	N/A	N/A	$9.47		$9.02	$9.01	$9.53	$9.24
3-May-21	31-May-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
1-Jun-21	30-Jun-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
1-Jul-21	1-Aug-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
2-Aug-21	31-Aug-21	N/A	N/A	N/A	$9.44		$8.91	$9.19	$9.54	$8.97
1-Sep-21	30-Sep-21	N/A	N/A	N/A	$9.44		$8.91	$9.19	$9.54	$8.97
1-Oct-21	31-Oct-21	N/A	N/A	N/A	$9.44		$8.91	$9.19	$9.54	$8.97
1-Nov-21	30-Nov-21	N/A	N/A	N/A	$9.33		$8.80	$8.85	$9.41	$9.09
*     Effective April 16, 2018
**    Ceased February 8, 2019 and recommenced as of November 2, 2020
Liquidity and Capital Resources
As of September 30, 2021 and December 31, 2020, the Company had $24,881,785 and $4,675,836, respectively, in cash. Our current cash balance is generally reflective of the cash necessary to fund normal operations. In 2021, we anticipate continuing to (1) increase our draw on current financing facilities; (2) enter into new financing arrangements and (3) raise additional equity through our current private placement. We use our cash and additional liquidity facilities to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash generally consist of:

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
Operating entities of the Company, which are accounted for as investments using fair value in the Company’s consolidated financial statements under ASC 820, had approximately $340,146,937 and $416,963,053 in outstanding notes payable collateralized by certain assets and membership interests in limited liability companies included in the Eagle Valley Biomass, Greenbacker Wind Portfolio - HoldCo, GEH, Greenbacker Wind Holdings II, Other Commercial Solar, Trillium and Other Portfolios as of September 30, 2021 and December 31, 2020, respectively.
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
Borrowings under the New Credit Facility are back-levered and secured by all of the assets of GREC HoldCo and the equity interests of each direct and indirect subsidiary of the Company. The LLC, GREC and each direct and indirect subsidiary of the Company are guarantors of the Company’s obligations under the New Credit Facility. GREC has pledged all of the equity interests of GREC HoldCo as collateral for the New Credit Facility.
Regarding the Credit Facility, the Company has entered into six separate interest rate swap agreements. The first swap, effective July 29, 2016, has an initial notional amount of $4,300,000 to swap the floating-rate interest payments on the Credit Facility for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap, with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,900,650, was used to swap the floating-rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.26%. The third swap, with a trade date of January 11, 2018 and an effective date of December 31, 2018 and an initial notional amount of $29,624,945 was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The fourth swap, with a trade date of February 7, 2018 and an effective date of December 31, 2018 and an initial notional amount of $4,180,063, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fifth swap, with a trade date of January 2, 2019 and an effective date of September 30, 2019 and an initial notional amount of $38,203,507, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%.  The sixth swap, with a trade date of February 19, 2021, an effective date of February 26, 2021 and an initial notional amount of $7,068,965, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 1.64%.
If an event of default shall occur and be continuing under the New Credit Facility, the commitments under the New Credit Facility may be terminated and the principal amount outstanding under the New Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
On December 6, 2019 the Company entered into a $15,000,000 revolving letter of credit facility agreement (“LC Facility”) with Fifth Third Bank. On January 30, 2020, the LC Facility was amended to include an equipment loan, and the amount of $5.6 million was drawn down under the equipment facility loan. On March 18, 2020 a repayment of $1.9 million was made, reducing the outstanding balance of the equipment loan facility. On June 9, 2020 a repayment of the remaining outstanding balance occurred. In October 2020, the LC Facility agreement was amended to increase the aggregate principal amount to $22,500,000. On April 1, 2021, the LC Facility agreement was amended to maintain cash collateral in an amount equal to 100% of the outstanding obligation and the letter of credit fee was reduced from 2.25% to 0.75%. On June 3, 2021, the LC Facility agreement was amended to extend the maturity date to September 4, 2021. On September 3, 2021, the LC Facility Agreement was amended to extend the maturity date to September 4, 2022. On September 28, 2021, the LC Facility Agreement was amended to increase the aggregate principal amount to $32,500,000.
The weighted average interest rate including associated swap agreements and deferred financing costs on all notes payable outstanding at the Company’s operating entities was 4.47% for the nine months ended September 30, 2021.
The following table summarizes the notes payable balances of the Company and its investment entities as of September 30, 2021:

	Interest Rates
	Range	Weighted Average	Maturity Dates	September 30, 2021
Fixed rate notes payable	1.905% - 9.088%	3.50%	04/3/2023 - 09/29/2049	$34,801,622
Floating rate notes payable	2.245% - 4.702%	4.58%	06/30/2022 - 11/22/2027	388,506,543
				$423,308,165
The principal payments due on the notes payable for the Company and its investment entities for each of the next five years ending December 31, and thereafter, including amounts expected to be drawn down on existing commitments, are as follows:

Year ending December 31:	Principal Payments
2021	5,032,714
2022	27,505,149
2023	21,226,479
2024	21,260,841
2025	86,266,026
Thereafter	262,016,956
$423,308,165
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
Hedging Activities
In regard to the New Credit Facility, the Company has entered into six separate interest rate swap agreements as economic hedges. The first swap, effective July 29, 2016, has an initial notional amount of $4,300,000 to swap the floating-rate interest payments on the original facility 1 term loan for a corresponding fixed payment. The fixed swap rate is 1.11%. The second swap, with a trade date of June 15, 2017 and an effective date of June 18, 2018 and an initial notional amount of $20,900,650, was used to swap the floating-rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.26%. The third swap, with a trade date of January 11, 2018 and an effective date of December 31, 2018 and an initial notional amount of $29,624,945, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%.
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

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our Board of Directors, as appropriate. If GCM retains any sub-advisor, our Advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our Advisor will oversee the performance of any sub-advisor, our Advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of September 30, 2021, no sub-advisors have been retained by GCM.
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
On July 1, 2021, the Company entered into the Fourth Amended and Restated Advisory Agreement with the Advisor. Effective July 1, 2021, the base management fee payable to GCM is calculated at a monthly rate of 0.167% (2.00% annually) of the net assets until the net asset value exceeds $800,000,000. The base management fee monthly rate will decrease to 0.14583% (1.75% annually) for net assets between $800,000,001 to $1,500,000,000 and to 0.125% (1.50% annually) for net assets greater than $1,500,000,000.
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
Greenbacker Administration performs certain asset management, construction management, compliance and oversight services, as well as asset accounting and administrative services, for many of the Company’s investments. The fee for these services is billed at cost to the Company’s individual investments. During the three and nine months ended September 30, 2021, the Company incurred $2,958,761 and $7,724,119, respectively, of fees for these services. During the three and nine months ended September 30, 2020, the company incurred $2,072,051 and $5,449,502 respectively, of fees for these services. Such fees are recorded as a reduction to Dividend income in the Consolidated Statements of Operations.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Borrowings under the GREC EH Credit Facilities are secured by the assets, cash, agreements and equity interests in GREC HoldCo and its subsidiaries. The LLC and GREC are guarantors of GREC HoldCo’s obligations under the GREC EH Credit Facilities. Pursuant to various loan agreements between the operating entities of the Company and various lenders, the operating entities have pledged all operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans, with maturity dates ranging from June 2022 through September 2049. The amount of the unsecured guaranty on the outstanding principal of the GREC EH Credit Facility is approximately $83 million as of September 30, 2021.
Investment in To-Be-Constructed Assets
Pursuant to various engineering, procurement and construction contracts to which thirty-four entities of the Company are individually a party, the entities, and indirectly the Company, has committed an outstanding balance of approximately $495.5 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2021 into 2024. In addition, pursuant to various membership interest purchase agreements to which the Company's operating entities are individually a party, the operating entities, and indirectly the Company through the pledge of parent company guarantees, have committed an outstanding balance of approximately $968.6 million as of September 30, 2021 to complete the closing pursuant to all conditions being met under the membership interest purchase agreements. The Company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.
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
If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of September 30, 2021, GREC and/or the Company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of September 30, 2021.
Pledge of Parent Company Guarantees
Pursuant to various contracts in which the Company has provided a parent company guarantee, excluding those discussed above, the operating entities, and indirectly the Company, has committed $114.8 million in unsecured guarantees, in the event of a default at the underlying entity as of September 30, 2021.
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
Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Cash from operations	$216,006	$804,374
Offering proceeds	37,479,028	16,244,967
Total Cash Distributions	$37,695,034	$17,049,341
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2021, the Company sold 696,012 Class P-A shares, 47,274,473 Class P-I shares, 197,404 Class P-D shares, 226,639 Class P-T shares and 37,236,267 Class P-S shares under a private placement memorandum. During the year ended December 31, 2020, the Company sold 37,155 Class P-A shares and 16,112,855 Class P-I shares under a private placement memorandum.
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

24.1*	Power of Attorney (included on the signature page hereto)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101	The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 12, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements
*Filed previously.
**    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2021	By	/s/ Charles Wheeler
Charles Wheeler Chief Executive Officer and Director (Principal Executive Officer) Greenbacker Renewable Energy Company LLC

Date: November 12, 2021	By	/s/ Richard C. Butt
Richard C. Butt Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC