Form 10-Q/A
period 2021-09-30
Greenbacker Renewable Energy Co LLC
filed 2021-11-17
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Greenbacker Renewable Energy Company LLC (the “Company”) for the quarterly period ended September 30, 2021, as filed with the Securities and Exchange Commission on November 15, 2021 (the “Original Filing”).

Due to an administrative error in the Company's filing process, which resulted in certain errors in the Original Filing, the Company is filing this Amendment to correct the following:

–The current offering prices that went into effect on November 1, 2021 for Class P-A, P-I, P-S, P-T and P-D shares within Item 2, page 49 of the Original Filing.
–The table of disclosed offering prices for share classes P-S and P-D for the periods from August 2, 2021 through October 31, 2021 also within Item 2, page 76 of the Original Filing.
–The disclosure of the outstanding commitment balances to complete the construction of certain facilities as well as to meet obligations under certain membership interest purchase agreements within Item 1, page 37 and specifically Note 9, Commitments and Contingencies, as well as in Item 2, page 80 of the Original Filing.
This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and, except as noted above, does not modify or update in any way the disclosures made in the original Form 10-Q. The Company has included in this Amendment all parts as contained within the original Form 10-Q with amendments made for the items noted above.

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
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts to which 34 entities of the Company are individually a party, the entities, and indirectly the Company, have committed an outstanding balance of approximately $485.4 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2021 into 2024. In addition, pursuant to various membership interest purchase agreements to which the Company's operating entities are individually a party, the operating entities, and indirectly the Company, have committed an outstanding balance of approximately $961.8 million to complete the closing pursuant to all conditions being met under the membership interest purchase agreements as of September 30, 2021. The Company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.
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
Pursuant to Private Placement Memoranda, the LLC is currently offering Class P-A, P-I, P-S, P-T, and P-D shares. After the finalization of the September 30, 2021 NAV and Monthly Share Value, the current offering price of the Class P-A, P-I, P-S, P-T, and P-D shares is $9.33, $8.80, $8.85, $9.41, and $9.09 per share, respectively. To the extent that our Monthly Share Value per share per class on the most recent valuation date increases above or decreases below our prior Monthly Share Value per share per class, we will adjust the offering prices of each class of shares as appropriate.
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

Period		Class
From	To	A	C	I	P-A		P-I	P-S	P-T	P-D
25-Apr-14	4-Nov-15	$10.00	$9.58	$9.19	N/A		N/A	N/A	N/A	N/A
5-Nov-15	4-Feb-16	$10.02	$9.60	$9.21	N/A		N/A	N/A	N/A	N/A
5-Feb-16	5-May-16	$10.05	$9.62	$9.23	N/A		N/A	N/A	N/A	N/A
6-May-16	3-Aug-16	$10.07	$9.64	$9.25	$9.59		$8.81	N/A	N/A	N/A
4-Aug-16	6-Nov-16	$10.23	$9.79	$9.39	$9.79		$8.95	N/A	N/A	N/A
7-Nov-16	7-Feb-17	$10.28	$9.58	$9.45	$9.78		$8.83	N/A	N/A	N/A
8-Feb-17	4-May-17	$10.22	$9.53	$9.39	$9.70		$8.76	N/A	N/A	N/A
5-May-17	17-May-17	$10.17	$9.48	$9.34	$9.70		$8.69	N/A	N/A	N/A
18-May-17	3-Aug-17	$9.74	$9.07	$8.94	$9.70		$8.69	N/A	N/A	N/A
4-Aug-17	2-Nov-17	$9.72	$9.08	$8.93	N/A		$8.73	N/A	N/A	N/A
3-Nov-17	5-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75	N/A	N/A	N/A
6-Feb-18	6-May-18	$9.78	$9.09	$8.98	$9.65	*	$8.81	N/A	N/A	N/A
7-May-18	2-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84	N/A	N/A	N/A
3-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90	N/A	N/A	N/A
1-Nov-18	6-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89	N/A	N/A	N/A
7-Feb-19	6-May-19	$9.63	$9.01	$8.84	$9.50	**	$8.76	N/A	N/A	N/A
7-May-19	1-Aug-19	N/A	N/A	N/A	N/A		$8.76	N/A	N/A	N/A
2-Aug-19	8-Nov-19	N/A	N/A	N/A	N/A		$8.77	N/A	N/A	N/A
9-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93	N/A	N/A	N/A
20-Mar-20	18-May-20	N/A	N/A	N/A	N/A		$8.90	N/A	N/A	N/A
19-May-20	20-Aug-20	N/A	N/A	N/A	N/A		$8.95	N/A	N/A	N/A
21-Aug-20	1-Nov-20	N/A	N/A	N/A	N/A		$9.02	N/A	N/A	N/A
2-Nov-20	31-Jan-21	N/A	N/A	N/A	$9.42		$9.02	$9.02	$9.02	$9.02
1-Feb-21	26-Feb-21	N/A	N/A	N/A	$9.38		$8.96	$9.00	$9.53	$9.24
1-Mar-21	31-Mar-21	N/A	N/A	N/A	$9.44		$9.02	$9.00	$9.53	$9.24
1-Apr-21	30-Apr-21	N/A	N/A	N/A	$9.47		$9.02	$9.01	$9.53	$9.24
3-May-21	31-May-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
1-Jun-21	30-Jun-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
1-Jul-21	1-Aug-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
2-Aug-21	31-Aug-21	N/A	N/A	N/A	$9.44		$8.91	$8.97	$9.54	$9.19
1-Sep-21	30-Sep-21	N/A	N/A	N/A	$9.44		$8.91	$8.97	$9.54	$9.19
1-Oct-21	31-Oct-21	N/A	N/A	N/A	$9.44		$8.91	$8.97	$9.54	$9.19
1-Nov-21	30-Nov-21	N/A	N/A	N/A	$9.33		$8.80	$8.85	$9.41	$9.09
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
Investment in To-Be-Constructed Assets
Pursuant to various engineering, procurement and construction contracts to which thirty-four entities of the Company are individually a party, the entities, and indirectly the Company, has committed an outstanding balance of approximately $485.4 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2021 into 2024. In addition, pursuant to various membership interest purchase agreements to which the Company's operating entities are individually a party, the operating entities, and indirectly the Company through the pledge of parent company guarantees, have committed an outstanding balance of approximately $961.8 million as of September 30, 2021 to complete the closing pursuant to all conditions being met under the membership interest purchase agreements. The Company plans to use debt and tax equity financing as well as additional capital raised to fund such commitments.

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

101
The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 17, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments and (vi) Notes to the Consolidated Financial Statements

*Filed previously.
**    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2021	By	/s/ Charles Wheeler
Charles Wheeler Chief Executive Officer and Director (Principal Executive Officer) Greenbacker Renewable Energy Company LLC

Date: November 17, 2021	By	/s/ Richard C. Butt
Richard C. Butt Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC