Form 10-K
period 2021-12-31
Greenbacker Renewable Energy Co LLC
filed 2022-03-30
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-55610
GREENBACKER RENEWABLE ENERGY COMPANY LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0872648
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
230 Park Avenue, Suite 1560
New York, NY 10169
Tel (646) 720-9463
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 17, 2022, the registrant had 177,680,543 shares of common interests, $0.001 par value, outstanding.

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
•“SREC” — Solar Renewable Energy Credit; and
•“we,” “us,” “our” and the “Company” refer, collectively, to Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation, GREC Entity HoldCo LLC, GREC Administration LLC and Danforth Shared Services LLC.
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

Pursuant to an initial Registration Statement filed in December 2011 (File No. 333-178786-01) and a second Registration Statement filed in February 2017 (File No. 333-211571), the Company offered up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the Company’s distribution reinvestment plan (the "DRP"). As of March 29, 2019, the Company terminated its public offering of the shares, as well as its privately offered Class P-A shares. The Company publicly offered three classes of shares: Class A, C and I. The share classes had different selling commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C shares. The Company adopted the DRP pursuant to which a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. Following the termination of the Company’s public offering of shares, the DRP and the share repurchase plan continue to be available to existing investors. As of June 4, 2019, pursuant to our Registration Statement on Form S-3 (File No. 333-231960), we were offering a maximum of $10,000,000 in shares to our existing shareholders pursuant to the DRP. As of November 30, 2020, pursuant to our Registration Statement on Form S-3 (File No. 333-251021), the Company is offering up to $20,000,000 in shares to our existing shareholders pursuant to the DRP. As of December 31, 2020, Class A, C and I shares were offered pursuant to the DRP.

As of October 18, 2020, the Company was privately offering Classes P-A, P-I, P-D, P-T and, P-S shares on a continuous basis. The DRP was amended as of February 1, 2021, to include all of the Company's privately offered share classes.

As of March 17, 2022, the Company is closed to new equity capital and is no longer offering shares except pursuant to the DRP.
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

Our goal is to assemble a diversified portfolio of renewable energy, energy efficiency and other sustainability-related projects and businesses. Renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as RECs and EECs. We initially focused on solar, wind and energy projects. We believe solar energy projects generally offer more predictable power generation characteristics, due to the relative predictability of sunlight over the course of time, compared to other renewable energy technologies, and therefore we expect them to provide more stable income streams. However, technological advances in wind turbines and other energy-generation technologies, as well as government incentives, also make wind energy and other types of projects attractive.

Solar energy projects provide maximum energy production during daylight hours in the summer months when days are longer and nights shorter. Solar energy projects tend to have minimal environmental impact, enabling such projects to be developed close to areas of dense population where electricity demand is highest. Solar technology is scalable and well-established, and is a relatively simple to integrate new acquisitions and projects into our portfolio.

Over time, we have broadened our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include wind farms, hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability-related assets and businesses.

Our preferred investment strategy is to acquire controlling equity stakes in our target assets or to be named the managing member of a limited liability company in order to oversee and supervise its operations. We define controlling equity stakes as companies in which we own 25% or more of the voting securities of such company or have greater than 50% representation on such company’s board of directors, or as the managing member of a limited liability company. However, we will also provide financing to projects owned by others, including through the provision of secured loans, which may or may not include some form of equity participation.
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
During the year ended December 31, 2021, we either closed on the acquisition or contracted for the acquisition of 150 renewable energy projects: 145 solar and five wind assets. During the year ended December 31, 2021, we had one project disposal. Refer to the Portfolio and Investment Activity section for further discussion. As our access to capital has increased, the average size of our projects increased from 3.6 MW per project as of December 31, 2020, to 6.5 MW per project as of December 31, 2021.
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
Although we intend to work primarily with high-credit-quality counterparties, if an offtaker cannot fulfill its contractual obligation to purchase the power, we generally can sell the power to the local utility or other replacement counterparty, which would potentially ensure that revenue is generated for all solar electricity generation. We may also generate revenue from the receipt of interest, fees, capital gains and distributions from investments in our target assets.
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
The table below sets forth the Company’s investments in alternative energy generation portfolios as of December 31, 2021.

	Transaction Close Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Pacifica Portfolio	Q2 2020 - Q3 2020	Battery Storage	California	100% Ownership	$11,288,841	Operating and to-be-constructed battery energy storage facilities	14.3
Eagle Valley Biomass Portfolio	Q2 2019	Biomass	Colorado	100% Ownership	$24,533,222	Operating biomass facility	12.0
Celadon Portfolio	Q1 2019 - Q4 2021	Commercial Solar	California, Colorado, Washington D.C., Illinois, Massachusetts, Minnesota, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Utah, Vermont, Washington, and Wisconsin	100% Ownership or Managing Member, Equity Owner	$165,129,450	Commercial ground, rooftop-mounted photovoltaic systems and carport system	175.0
GEH Portfolio	Q1 2015 - Q2 2021	Commercial Solar	Arizona, California, Colorado, Connecticut, Florida, Hawaii, Indiana, Massachusetts, Maryland, New Jersey, New York, North Carolina, Tennessee, and Vermont	100% Ownership or Managing Member, Equity Owner	$150,463,205	Commercial and residential ground, rooftop-mounted solar photovoltaic systems and carport system	100.3
Ponderosa Portfolio	Q4 2020 - Q3 2021****	Commercial Solar	Michigan, Montana, South Dakota, and Wyoming	100% Ownership	$49,514,975	Commercial ground and rooftop-mounted photovoltaic systems	267.3

	Transaction Close Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Sego Lily - Solar Portfolio	Q4 2020 - Q1 2021	Commercial Solar	California and Utah	100% Ownership or Managing Member, Equity Owner	$107,621,275	Commercial ground and rooftop-mounted photovoltaic systems	119.9
Trillium Portfolio	Q4 2018 - Q4 2020	Commercial Solar	Arkansas, California, Colorado, Maryland, Massachusetts, New Jersey, Oregon, Pennsylvania, Vermont, and Washington D.C.	Managing Member, Equity Owner	$74,764,309	Commercial and residential ground, rooftop-mounted solar photovoltaic systems and carport system	84.7
Other Commercial Solar Portfolios	Q3 2014 - Q4 2021	Commercial Solar	Ontario, Canada, California, Colorado, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Dakota, and Vermont	100% Ownership or Managing Member, Equity Owner, or Equity Owner	$250,865,362	Commercial and residential ground and rooftop-mounted solar photovoltaic systems	1,470.6
Sego Lily - Wind Portfolio	Q1 2020 - Q2 2021	Wind	California and Maine	Managing Member, Equity Owner	$117,410,390	Operating wind power facilities	72.8
Greenbacker Wind Holdings II Portfolio	Q4 2015 - Q4 2020	Wind	Iowa, Massachusetts, and Montana	100% Ownership or Managing Member, Equity Owner	$62,787,210	Operating wind power facilities	90.0
Greenbacker Wind - HoldCo Portfolio	Q2 2017 - Q4 2019	Wind	Idaho, Iowa, Minnesota, Vermont	100% Ownership	$84,674,188	Operating wind power facilities	131.3
Other Wind Investments Portfolios	Q4 2017 - Q3 2021	Wind	California, Minnesota, and New York	100% Ownership	$56,638,076	Operating wind power facilities	92.0
Other Portfolios	Q4 2015	Other	Delaware, North Carolina, and Vermont	100% Ownership or Equity Owner	$35,034,396	Commercial ground and rooftop-mounted photovoltaic systems	N/A
Other Energy Efficiency Portfolios	Q3 2015 - Q4 2015	Energy Efficiency	Pennsylvania, Puerto Rico	Secured Loan, Capital Lease	$668,736	Energy efficiency LED lighting	N/A
Chaberton Loan	Q3 2021	Secured Loan	Maryland	Secured Loan	$2,247,962	Loan	N/A

	Transaction Close Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Encore Loan	Q4 2019	Secured Loan	Vermont	Secured Loan	$3,058,527	Loan	N/A
Hudson Loan	Q2 2019	Secured Loan	New York	Secured Loan	$4,984,650	Loan	N/A
Hudson II Loan	Q4 2019	Secured Loan	New York	Secured Loan	$4,227,098	Loan	N/A
New Market Loan	Q4 2019	Secured Loan	North Carolina	Secured Loan	$5,008,070	Loan	N/A
Shepherd's Run Loan	Q4 2020	Secured Loan	New York	Secured Loan	$8,751,528	Loan	N/A
SE Solar Loan	Q1 2019	Secured Loan	North Carolina	Secured Loan	$5,008,304	Loan	N/A
Allspring Treasury Plus Money Market Fund - Institutional Class	Q4 2021	Money Market Funds	N/A	Money Market Funds	$16,823,110	Money Market Funds	N/A
Fidelity Government Portfolio - Class I	Q1 2020	Money Market Funds	N/A	Money Market Funds	$16,873,111	Money Market Funds	N/A
First American Government Obligations Fund - Class X	Q2 2021	Money Market Funds	N/A	Money Market Funds	$16,823,111	Money Market Funds	N/A
First American Government Obligations Fund - Class Z	Q4 2021	Money Market Funds	N/A	Money Market Funds	$50,000	Money Market Funds	N/A
JPMorgan US Government Money Market Fund - Class L	Q1 2021	Money Market Funds	N/A	Money Market Funds	$16,823,111	Money Market Funds	N/A
Total					$1,292,072,217		2,630.2
*    Approximate
**    Does not include assumed project-level debt
***    100% equity ownership (>50%), equity owner (<50%), managing member of the limited liability company, secured loan, money market funds or a capital lease
****    This portfolio includes assets with a transaction close date prior to the period in which they were transferred to the Ponderosa Portfolio
Of the total capacity of 2,630.2 MW, 1,062.6 MW is associated with operating assets and 1,567.6 MW is associated with pre-operational assets, including certain projects where we have contracted for the acquisition of the project pursuant to membership interest purchase agreements. Refer to the Portfolio and Investment Activity section for further discussion.
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
The investments described above have allowed us to execute on our strategy of constructing a portfolio of projects offering predictable power-generation characteristics and generally stable income streams, which include seasonal solar-generation income (generally stronger in the summer months), wind-generation income (generally stronger in the winter months), biomass-generation income, battery storage income, and energy efficiency lighting investments.
The LLC conducts a significant portion of its operations through GREC, of which the LLC is the sole shareholder. We intend to continue to operate our business in a manner permitting us to not be required to register under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
Pursuant to the now-terminated Registration Statement on Form S-1 (File No. 333-211571), we offered on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests. The primary offering was terminated on March 29, 2019. The LLC's initial offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) terminated on February 7, 2017. As of June 4, 2019, pursuant to our Registration Statement on Form S-3D (File No. 333-231960), we were offering a maximum of $10,000,000 in shares to our existing shareholders pursuant to the DRP. As of November 30, 2020, pursuant to our Registration Statement on Form S-3D (File No. 333-251021), the LLC is offering up to an additional $20,000,000 in Class A, C and I shares to our existing shareholders pursuant to the DRP. Shares of the LLC's limited liability company interests issued pursuant to the DRP through the period ending September 30, 2020 were being offered at the price equal to the then current offering price per each class of shares less selling commissions and dealer manager fees. Effective October 1, 2020, DRP shares began being offered at a price equal to our Monthly Share Value for each class of our shares. As of February 1, 2021, the DRP was amended to include all of the LLC’s privately offered share classes.
Pursuant to private placement memoranda, the LLC was offering Class P-A, P-I, P-S, P-T, and P-D shares. After the finalization of the December 31, 2021 NAV and Monthly Share Value, the offering price of the Class P-A, P-I, P-S, P-T, and P-D shares was $9.32, $8.80, $8.86, $9.40 and $9.07 per share, respectively. To the extent that our Monthly Share Value per share per class on the most recent valuation date increases above or decreases below our prior Monthly Share Value per share per class, we will adjust the offering prices of each class of shares as appropriate.
As of December 31, 2021, through initial purchases of shares and participation in the DRP, our Advisor owned 23,601 Class A shares and through initial purchases of shares, our Advisor owned 2,776 Class P-D shares. As of December 31, 2020, through initial purchases of shares and participation in the DRP, our Advisor owned 23,601 Class A shares and nil Class P-D shares.
As of December 31, 2021, we had received subscriptions for and issued 172,189,009 of our shares (including shares issued under the DRP) for gross proceeds of $1,558,357,569 (before dealer manager fees of $4,578,174 and selling commissions of $14,601,378 for net proceeds of $1,539,178,017). As of December 31, 2020, we had received subscriptions for and issued 67,133,640 of our shares (including shares issued under the DRP) for gross proceeds of $617,098,806 (before dealer manager fees of $4,308,949 and selling commissions of $14,198,029 for net proceeds of $598,591,828).
OUR ADVISOR
GCM, a private firm that is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), serves as our Advisor. Under the direction of our Board of Directors, GCM manages our day-to-day operations and provides advisory and management services to us.
Led by its Chief Executive Officer, David Sher, who has over 10 years of experience in the energy infrastructure and project finance sector and in excess of 25 years of experience in the financial services sector; its President, Charles Wheeler (who also serves as our CEO, President and Board of Directors member), who has more than 30 years of experience in the energy infrastructure and project finance sector as well as the financial services sector; and its Chief Investment Officer, Mehul Mehta, who brings over 10 years of experience in energy finance, its Chief Financial Officer, Richard C. Butt, who has over 10 years of experience in the energy infrastructure and project finance sector and over 35 years of experience in the financial services sector; and its Executive Vice President, Spencer Mash, who has 10 years of experience in energy infrastructure and over 10 years of experience in the financial services sector, GCM’s management team has in excess of 50 years of experience in the energy, infrastructure, and project finance sectors and over 90 years of experience in the financial services sector. Over this time, the team has developed significant commercial relationships across multiple industries that we believe will benefit us as we implement our business plan. GCM maintains comprehensive renewable energy, project finance and capital markets databases, and has developed proprietary analytical tools and due diligence processes that will enable it to identify prospective projects and to structure transactions quickly and effectively on our behalf. Neither GCM, Greenbacker Group LLC nor our senior management team have previously sponsored any other programs, either public or non-public, with similar investment objectives to ours.
We will continue to capitalize on the significant investing experience of our Advisor’s management team, including the 30+ years of investment banking and renewable energy expertise of Charles Wheeler, our Chief Executive Officer and President, and the President of GCM. Mr. Wheeler has held various senior positions with Macquarie Group, including Head of Financial Products for North America and Head of Renewables for North America. While serving as Head of Renewables for North America, Mr. Wheeler’s experience included evaluating wind project developers, solar asset acquisitions, assisting in the development of wind and solar greenfield projects, and assisting in the preparation of investment analyses for a biomass facility. Before moving to the United States to serve as Head of Financial Products for Macquarie Group in North America, Mr. Wheeler was a Director of the Financial Products Group in Australia, with responsibility for the development, distribution and ongoing management of a wide variety of retail financial products, including Real Estate Investment Trusts ("REITs"), infrastructure bonds, international investment trusts and diversified domestic investment trusts. Mr. Wheeler brings his extensive background in renewable energy and project and structured finance to help us effectively execute our strategy.
GCM’s Chief Executive Officer, David Sher, has extensive experience in the financial services and capital markets industries as well as significant successful entrepreneurial experience. Mr. Sher was previously a senior advisor at Prospect Capital Corporation, a mezzanine debt and private equity firm that manages a publicly traded, closed-end, dividend-focused business development company. Prior to joining Prospect, Mr. Sher was a serial entrepreneur, founding a number of ventures in the financial services and brokerage industry. Mr. Sher was also a founder and Managing Director of ESP Technologies, a leading provider of financial software and services to institutional asset managers and hedge funds. Prior to ESP, Mr. Sher was a founder and CEO of an online brokerage company, ElephantX dot com Inc. He was also co-founder of Lafayette Capital Management LLC, a statistical arbitrage hedge fund, and spent six years at Bear Stearns and Company, Inc., where he developed trading ideas and strategies for institutional and brokerage correspondent clearing customers.
Chief Investment Officer, Mehul Mehta, who is responsible for investment origination, has extensive experience in structuring, modeling and performing diligence for energy finance. He joined GCM in June 2016, bringing with him 10 years of experience within energy finance, working in a wide variety of roles and functions over that period. From 2015 to 2016, Mr. Mehta worked at BlackRock Infrastructure Investment Group as an Associate within the Global Renewable Power team, helping structure and execute investments in the North American renewable power space. Prior to this role, he worked at UBS within the equity research department helping cover alternative energy and semiconductor capital equipment companies, working on a team consistently ranked as a top research team by Institutional Investor. From 2012 to 2014 he was at Recurrent Energy, a leading solar developer, where he worked in Business Planning and Analysis, helping the company COO oversee the development, construction and operations of solar assets, and in the Originations group, helping to analyze deals for bidding and executing PPAs. Mr. Mehta began his career as a power and natural gas options trader, first at Bank of America Merrill Lynch from 2006 to 2009 and later from 2009 to 2010 at Hess Energy Trading Company (now Hartree, a part of Oaktree Investments). Mr. Mehta received his bachelor's degree in Mathematics and Economics from New York University and his MBA from Yale University.
Chief Financial Officer, Richard C. Butt, is an integral part of GCM’s management team, with extensive experience in the investment management industry. Over the course of his 35+ year career, Mr. Butt has held a variety of senior management positions for global investment and financial institutions. Most recently, from July 2012 to August 2013, he served as President and Chief Executive Officer of P3 Global Management LLC, a firm focused on investing in municipal infrastructure assets. From August 2006 to January 2011, he served as President of Macquarie Capital Investment Management LLC, with offices in New York and Sydney, Australia, responsible for administration, operations, finance, compliance, treasury, marketing, business operations and FX/cash management for portfolios domiciled in North America, Australia, Asia, Europe and the Caribbean. In addition, Mr. Butt served as Chief Financial and Accounting Officer for Macquarie Global Infrastructure Fund, a New York Stock Exchange-listed closed-end fund (NYSE: MGU). Prior to joining Macquarie, Mr. Butt served as President of Refco Alternative Investments LLC and Refco Fund Holdings LLC, the commodity pool businesses associated with Refco, Inc., from January 2003 to August 2006. In this capacity, Mr. Butt was responsible for the initial development and ongoing operations of numerous public and private commodity pools. During the period from 1990 through 2003, he served in various operational and financial capacities with multiple mutual/hedge fund third-party administration firms. Earlier in his career, he served as Vice President at Fidelity Investments, where he was responsible for fund accounting and financial reporting for all equity and global mutual funds. Mr. Butt is a Certified Public Accountant (inactive), previously working at major accounting firms such as PricewaterhouseCoopers LLP, from July 1978 to July 1984, where he was an Audit Manager, and KPMG from December 1994 to October 1996, where he was a Director in its financial services consulting practice. Mr. Butt holds a bachelor’s degree in Management Science from Duke University.

Executive Vice President, Spencer Mash, who is responsible for analyzing all potential asset acquisitions, has extensive experience in structuring, modeling, performing diligence for, and executing transactions such as mergers and acquisitions, investments in private debt securities and bankruptcy restructurings. Prior to joining GCM, from 2010 to 2011 Mr. Mash was employed by boutique investment bank TM Capital Corp., where he focused on sell-side mergers and acquisitions assignments and bankruptcy restructurings. From 2008 to 2009, Mr. Mash was an investment analyst at Gandhara Capital LTD, a long/short hedge fund investing in global large-cap public equity. From 2005 to 2008, Mr. Mash was employed by Deerfield Capital Management in its Leveraged Finance Group. Mr. Mash’s duties included performing in-depth due diligence and financial analyses, negotiating loan documentation and monitoring over 20 investments in private middle market first lien, second lien, mezzanine and one-stop senior secured debt. From 2003 to 2005, Mr. Mash was an analyst at Bank of America Merrill Lynch, where he analyzed, structured and marketed financial sponsor-related and mergers and acquisitions-related leveraged loan and high-yield securities.
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
The Investment Committee is composed of Charles Wheeler, who also serves as President and Chief Executive Officer of the Company and is a member of our Board of Directors; David Sher, who serves as Chief Executive Officer of our Advisor and is a member of our Board of Directors; and Robert Brennan, who is a Director of the Company, and also serves as Co-Chairman of Greenbacker Group LLC. All investments are required to be unanimously approved by the GCM Investment Committee prior to consideration and approval by the Company.
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

Investment Tax Credits ("ITCs")

ITCs provide that eligible systems, such as solar systems and fuel cell systems, receive a credit of 26% of the eligible cost-basis with no maximum limit. This credit is currently structured as a tax credit, whereby the owners of a qualifying renewable energy or energy efficient project can elect to receive the tax credit once the project is placed into service. The ITC for solar energy will decrease to 22% in the case of any property the construction of which begins after December 31, 2022 and before January 1, 2024, and will remain at 10% permanently for construction beginning on or after January 1, 2024.
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
Feed-In Tariffs ("FITs")
Certain U.S. states and Canadian provinces have implemented FITs that entitle the renewable energy producer to enter into long-term contracts pursuant to which payment is based on the cost of generation for the diverse types of renewable energy projects. In addition to differences based on the type of project, FITs vary based on the locations of projects (such as rooftops or ground-mounted for solar PV projects), their sizes, and their geographic regions. FITs are available to anyone, including homeowners, business owners and farmers, as well as private investors. The tariffs are typically designed to ratchet downward over time to both track and encourage technological change.
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

Repatriation of Existing Earnings and Profits
Under the TCJA, a company’s foreign earnings and profits ("E&P") accumulated in controlled foreign corporations ("CFCs") under legacy tax laws are deemed repatriated for the last taxable year of a CFC that began before January 1, 2018. E&P are determined as the higher of the balance as of November 2, 2017 or December 31, 2017. The tax on those deemed repatriated earnings is no longer indefinitely deferred, but may be paid over eight years, with no interest charged:
—    8% in each of Years 1 to 5;
—    15% in Year 6;
—    20% in Year 7; and
—    25% in Year 8.
The Company has one Canadian CFC. This CFC has negative E&P at the end of December 31, 2021. As such, no mandatory repatriation is required.
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
The Company opted out of the 100% deduction on its eligible assets acquired in 2019, 2020 and 2021.
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
Advisory Agreement
Advisory Services
GCM, a private firm that is registered as an investment adviser under the Advisers Act, serves as our Advisor. Under the direction of our Board of Directors, GCM manages our day-to-day operations and provides us advisory and management services. Under the terms of our advisory agreement, GCM will, among other things:
•oversee the composition of our portfolio, the nature and timing of the changes to our portfolio, and the manner of implementing such changes;
•supervise the identification, evaluation and negotiation of the structure of the investments we make (including performing due diligence on our prospective projects); and
•approve the terms of each investment and monitor the investments we make.
Our Advisor and its officers and employees currently spend a significant portion of their time and resources on us. Pursuant to our advisory agreement, officers and personnel of the Advisor who provide services to us must comply with our code of business conduct and ethics, including the conflict of interest policy included in the code of business conduct and ethics. However, GCM’s services under the advisory agreement are not exclusive, and it, and its members and affiliates, are free to furnish similar services to other entities so long as its services to us are not impaired. The Advisor and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Company has instituted an investment allocation policy that addresses the allocation of investment opportunities.
The advisory agreement was initially approved by our Board of Directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for successive one-year periods if approved annually by a majority of our independent directors. The advisory agreement was amended and restated, and approved by the Board of Directors in May 2021 with an effective date of July 1, 2021 through April 30, 2022.
We may terminate the advisory agreement, without penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of our independent directors. In addition, GCM may terminate the advisory agreement with us upon 120 days’ written notice. If the advisory agreement is terminated or not renewed, we will pay our Advisor accrued and unpaid fees and expense reimbursements, including any payment of subordinated fees, earned prior to termination or non renewal of the advisory agreement. Furthermore, if the advisory agreement is terminated or not renewed, GCM will have no further obligation to incur offering expenses on behalf of the Company and we will not have any further obligation to reimburse GCM for operating or offering expenses not reimbursed as of the date of the termination.

Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our Board of Directors, as appropriate. If GCM retains any sub-advisor, our Advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our Advisor will oversee the performance of any sub-advisor, our Advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of December 31, 2021, no sub-advisors have been retained by GCM to assist it in performing its responsibilities under the advisory agreement.
Management Fee and Performance Participation Fee
Pursuant to the advisory agreement, we pay GCM a base management fee for advisory and management services. The base management fee was calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets (as defined under the advisory agreement) up to $800,000,000 (including certain amounts borrowed). The base management fee monthly rate was 0.14583% (1.75% annually) for gross assets between $800,000,001 and $1,500,000,000; and 0.125% (1.50% annually) for gross assets greater than $1,500,000,000. The base management fee shall be payable periodically in arrears, provided that the base management fee shall be payable at least monthly, but not more frequently than weekly. In May 2019, GCM agreed to cap the amount of corporate leverage included in the calculation of gross assets at no more than $50,000,000. GCM also agreed to permanently waive any fees currently earned in excess of this leverage cap. Through June 30, 2021, the base management fee was calculated based on the average of the values of our gross assets for each day in the calculation period. Base management fees for any partial period are appropriately pro-rated.

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
In addition, the Special Unitholder, an entity affiliated with our Advisor, will hold the special unit in our Company entitling it to a performance participation fee as well as a liquidation performance participation fee payable upon a listing or a liquidation. The fees paid to the Special Unitholder as outlined in the LLC's Fourth Amended and Restated Limited Liability Company Operating Agreement (the "Operating Agreement"), which were effective for periods subsequent to March 31, 2020, are as follows:
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

Example #3 — Performance Participation Fee with Fee Carryforward Utilized

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

Organization and offering costs were calculated and borne by the Company with respect to each public offering pursuant to a separate Registration Statement. For the offering pursuant to the Registration Statement on Form S-1 (File No. 333-178786-01), which was declared effective on August 7, 2013 and was terminated on February 7, 2017, total organization and offering costs borne by the Company were approximately $7,556,000, or 4.8% of gross offering proceeds. For the offering pursuant to the Registration Statement on Form S-1 (File No. 333-211571), which commenced on February 8, 2017 and which primary offering terminated as of March 29, 2019, total organization and offering costs borne by the Company were approximately $2,266,000. As of December 31, 2021, total organization and offering costs incurred by the Company for the private offering of Class P-A, P-S, P-T and P-D shares pursuant to our private placement memorandum, which commenced in October 2020, were $607,610. As of December 31, 2020, total organization and offering costs incurred by the Company for the private offering of Class P-A, P-S, P-T and P-D shares pursuant to our private placement memorandum, which commenced in October 2020, were $1,751.
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
Our net asset value is calculated and published on a quarterly basis. For most of our current investments, market quotations are not available and are valued at fair value as determined in good faith by our Advisor and reviewed by an independent valuation firm, currently Alvarez & Marsal Valuation Services, LLC, subject to the review and approval of the Board of Directors.
Our net asset value will:
•be disclosed in our quarterly and annual consolidated financial statements;

•be an input in the computation of fees earned by our Advisor and the Special Unitholder whose fees and distributions are linked, directly or indirectly, in whole or in part to the value of our net assets;
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

Monthly Share Value is the basis for (1) determining the offering price for each class of our shares and the price per share that is paid to shareholder participants in our share repurchase program; and (2) the value of an investment in our shares, as shown on each shareholder’s periodic customer account statement. The Monthly Share Value for each class of shares is evaluated alongside the net proceeds per share to us from this offering to ensure that the net offering price per share was not above or below our Monthly Share Value per share. While we believe our Monthly Share Value calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate Monthly Share Value in a certain way. Monthly Share Value should not be considered equivalent to members’ equity or any other GAAP measure.

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

The Company's shares had been offered at the following prices, based on the then current net asset value determination through the period ending September 2020. Commencing as of October 1, 2020, the offering prices were determined monthly, as opposed to quarterly, and were based upon the Monthly Share Value determination.

Period		Class
From	To	A	C	I	P-A		P-I	P-S	P-T	P-D
25-Apr-14	4-Nov-15	$10.00	$9.58	$9.19	N/A		N/A	N/A	N/A	N/A
5-Nov-15	4-Feb-16	$10.02	$9.60	$9.21	N/A		N/A	N/A	N/A	N/A
5-Feb-16	5-May-16	$10.05	$9.62	$9.23	N/A		N/A	N/A	N/A	N/A
6-May-16	3-Aug-16	$10.07	$9.64	$9.25	$9.59		$8.81	N/A	N/A	N/A
4-Aug-16	6-Nov-16	$10.23	$9.79	$9.39	$9.79		$8.95	N/A	N/A	N/A
7-Nov-16	7-Feb-17	$10.28	$9.58	$9.45	$9.78		$8.83	N/A	N/A	N/A
8-Feb-17	4-May-17	$10.22	$9.53	$9.39	$9.70		$8.76	N/A	N/A	N/A
5-May-17	17-May-17	$10.17	$9.48	$9.34	$9.70		$8.69	N/A	N/A	N/A
18-May-17	3-Aug-17	$9.74	$9.07	$8.94	$9.70		$8.69	N/A	N/A	N/A
4-Aug-17	2-Nov-17	$9.72	$9.08	$8.93	N/A		$8.73	N/A	N/A	N/A
3-Nov-17	5-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75	N/A	N/A	N/A
6-Feb-18	6-May-18	$9.78	$9.09	$8.98	$9.65	*	$8.81	N/A	N/A	N/A
7-May-18	2-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84	N/A	N/A	N/A
3-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90	N/A	N/A	N/A
1-Nov-18	6-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89	N/A	N/A	N/A
7-Feb-19	6-May-19	$9.63	$9.01	$8.84	$9.50	**	$8.76	N/A	N/A	N/A
7-May-19	1-Aug-19	N/A	N/A	N/A	N/A		$8.76	N/A	N/A	N/A
2-Aug-19	8-Nov-19	N/A	N/A	N/A	N/A		$8.77	N/A	N/A	N/A
9-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93	N/A	N/A	N/A
20-Mar-20	18-May-20	N/A	N/A	N/A	N/A		$8.90	N/A	N/A	N/A
19-May-20	20-Aug-20	N/A	N/A	N/A	N/A		$8.95	N/A	N/A	N/A
21-Aug-20	1-Nov-20	N/A	N/A	N/A	N/A		$9.02	N/A	N/A	N/A
2-Nov-20	31-Jan-21	N/A	N/A	N/A	$9.42	**	$9.02	$9.57	$9.60	$9.30
1-Feb-21	26-Feb-21	N/A	N/A	N/A	$9.38		$8.96	$9.00	$9.53	$9.24
1-Mar-21	31-Mar-21	N/A	N/A	N/A	$9.44		$9.02	$9.00	$9.53	$9.24
1-Apr-21	30-Apr-21	N/A	N/A	N/A	$9.47		$9.02	$9.01	$9.53	$9.24
3-May-21	31-May-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
1-Jun-21	30-Jun-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
1-Jul-21	1-Aug-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
2-Aug-21	31-Aug-21	N/A	N/A	N/A	$9.44		$8.91	$8.97	$9.54	$9.19
1-Sep-21	30-Sep-21	N/A	N/A	N/A	$9.44		$8.91	$8.97	$9.54	$9.19
1-Oct-21	31-Oct-21	N/A	N/A	N/A	$9.44		$8.91	$8.97	$9.54	$9.19
1-Nov-21	30-Nov-21	N/A	N/A	N/A	$9.33		$8.80	$8.85	$9.41	$9.09
1-Dec-21	31-Dec-21	N/A	N/A	N/A	$9.33		$8.80	$8.85	$9.41	$9.09
3-Jan-22	31-Jan-22	N/A	N/A	N/A	$9.33		$8.80	$8.85	$9.41	$9.09
1-Feb-22	28-Feb-22	N/A	N/A	N/A	$9.32		$8.80	$8.86	$9.40	$9.07
1-Mar-22	—	N/A	N/A	N/A	$9.32		$8.80	$8.86	$9.40	$9.07
*Effective April 16, 2018
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
The purchase price per share to be paid by each investor will be equal to the price that is in effect on the date such investor submitted his or her completed subscription agreement to our transfer agent.

ITEM 1A. RISK FACTORS
Investing in the shares involves several significant risks. In addition to the other information contained herein, you should consider carefully the following information before making an investment decision regarding the shares. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the value of the shares could decline, and you may lose part or all of your investment.
Risks Related to Our Business and Structure
Our ability to achieve our investment objectives depends on GCM’s ability to manage and support our investment process. If GCM were to lose certain key members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
We have no internal management capacity or employees other than our appointed executive officers, and are dependent on the diligence, skill and network of business contacts of GCM’s senior management team to achieve our investment objective. We also depend, to a significant extent, on GCM’s access to its investment professionals and the information and deal flow generated by these investment professionals. GCM’s senior management team will evaluate, negotiate, structure, close and monitor our assets. Our success will depend to a significant extent on the continued service of GCM’s senior management team, particularly David Sher, Charles Wheeler, Mehul Mehta, Spencer Mash and Richard Butt. The departure of any of GCM’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
Because our business model depends to a significant extent upon relationships with renewable energy developers, utilities, energy companies, investment banks, commercial banks, individual and institutional investors, consultants, engineering, procurement and construction ("EPC") companies, contractors, and renewable energy technology manufacturers (such as panel manufacturers), the inability of GCM to maintain relationships, or the failure of these relationships to generate business opportunities, could adversely affect our business.
We rely to a significant extent on GCM’s relationships with renewable energy developers, energy consultants, retail energy providers, utilities; energy companies, investment banks, commercial banks, individual and institutional investors, consultants, EPC companies, contractors, and renewable energy technology manufacturers (such as panel manufacturers), among others, as a source of potential investment opportunities. If GCM fails to maintain its relationships with other sponsors or sources of business opportunities, we will not be able to grow our portfolio, or will grow it at a slower rate. In addition, individuals with whom GCM’s professionals have relationships are not obligated to provide us with business opportunities, and, therefore, there is no assurance that such relationships will generate business opportunities for us.

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
Subject to our Board of Directors’ discretion, based upon management’s recommendations, and applicable legal restrictions, we authorize and declare distributions quarterly and pay distributions monthly. However, while we intend to pay these distributions to our members out of assets legally available for distribution, we cannot assure that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of the risks described herein. All distributions will be paid at the discretion of our Board of Directors, based on management’s recommendations, and will depend on our earnings, our financial condition, compliance with applicable regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure that we will pay distributions to our members in the future. In the event that we encounter delays in locating suitable business opportunities, we may pay all or a substantial portion of our distributions from borrowings, the proceeds of our offering and other sources, without limitation. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for investments in renewable energy and energy efficiency projects, which may affect our ability to generate future cash flows from operations and, therefore, reduce overall return. Accordingly, members who receive the payment of a dividend or other distribution from us should not assume that such dividend or other distribution is the result of a net profit earned by us.

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
We conduct our operations so that the Company is not required to register as an investment company. The Company is organized as a holding company that conducts its business primarily through its subsidiaries. The Company conducts operations so that it and most of its subsidiaries comply with the 40% test. We will monitor our holdings on an ongoing basis and determine compliance with this test in connection with new acquisitions. We expect most, if not all, of our wholly-owned and majority-owned subsidiaries to be outside the definitions of "investment company" under Section 3(a)(1)(A) and Section 3(a)(1)(C), or to rely on an exception from the definition of "investment company" other than the exceptions under Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which constitute most, if not all, of our assets) generally will not constitute “investment securities.” Accordingly, we believe the Company will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. because it does not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Company’s wholly owned or majority-owned subsidiaries, the Company is primarily engaged in the non-investment company businesses of these subsidiaries, namely, the business of acquiring and financing renewable energy and energy efficiency projects.

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
The methods we use to calculate our Monthly Share Value, which is the basis for the offering price for our shares offered and the investment value published in customer account statements for our investors, is not prescribed by the rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating Monthly Share Value, and our Monthly Share Value is not audited by our independent registered public accounting firm. We calculate and publish Monthly Share Value solely for purposes of establishing the price at which we sell and repurchase our shares, and for publishing the value of each shareholder's investment in us on such investor’s customer account statement, and our Monthly Share Value should not be viewed as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our Monthly Share Value may differ from those used by other companies now or in the future. Errors may occur in calculating our Monthly Share Value, which could impact the price at which we sell and repurchase our shares.

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
Our Advisor and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to our public equity offerings, which allow GCM to earn increased management fees. The performance participation fee that the Special Unitholder, an affiliate of our Advisor, may be entitled to receive from us may create an incentive for our Advisor to oversee and supervise renewable energy or energy efficiency projects or make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive distribution to which the Special Unitholder may be entitled is determined may encourage our Advisor to use leverage to increase the return on our portfolio. Our Operating Agreement does not impose limitations on the amount of leverage we may employ. At such time when the net proceeds from this offering have been fully invested, we expect that we will generally target a leverage ratio of up to $2 of debt for every $1 of equity on our overall portfolio, with individual allocations of leverage based on the mix of asset types and obligors; however, we will in no event exceed a leverage ratio of $3 of debt for every $1 of equity, unless any excess is approved by a majority of our independent directors. Furthermore, GCM is primarily responsible for calculating the net asset value of our portfolio and a higher net asset value of our portfolio would result in a higher base management fee to our Advisor. Under certain circumstances, the use of leverage may increase the likelihood of default, which could adversely affect our results of operations. Such a practice could result in us making more speculative investments than would otherwise be the case, which could result in higher losses, particularly during cyclical economic downturns.
The Advisor may face conflicts of interest from managing other investment entities that make the same or similar types of investments that we target.
We currently expect the Advisor and its officers and employees to spend a significant portion of their time and resources on us. However, the Advisor and its officers and employees are not required to do so. Moreover, neither the Advisor nor its affiliates are prohibited from managing other investment entities that make the same or similar types of investments as those we target. Currently, the Advisor manages other such investment entities. Accordingly, the Advisor has obligations to the other entities it manages, and may have additional obligations to entities it manages in the future, the fulfillment of which might not be in our or our members' best interests, or that may require the Advisor to devote time to services for other entities, which could interfere with the time available to provide services to us. In addition, we may compete with any such investment entity for the same investors and investment opportunities.
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

•acquisition and investment-related costs;

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

To achieve our investment objectives, we may be required to utilize financial leverage. We may borrow money to make investments, for working capital, and to make distributions to our members. No portion of the net worth of GCM, our sponsor, and its affiliates will be available to us to satisfy our liabilities or other obligations. Accordingly, we are subject to the risk that we are unable to obtain financing at all or on commercial terms that are acceptable to us. Moreover, if we are able to obtain financing, we will be subject to the risk that our cash flow will not be sufficient to cover the required debt service payments and, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale, at significantly depressed prices in some cases due to market conditions or otherwise, to satisfy the obligations. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our members.

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

In connection with our borrowings to finance our investments, we pay interest, based on LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intended to stop encouraging or compelling banks to submit rates for the calibration of LIBOR by the end of 2021. On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced that it planned to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors (for which publication has now ceased), and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR's phaseout could cause LIBOR to perform differently than in the past or cease to exist. In June 2017, the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. As such, the future of LIBOR and the potential alternatives at this time is uncertain. If the method for calculation of LIBOR changes, if LIBOR is no longer available after June 2023 or if lenders have increased costs due to the phase-out of LIBOR or changes in law, we may suffer from potential increases.

The potential effect of any such event on our cost of capital cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the values of our investments.
Risks Related to Offering and Our Shares
The shares that were sold in our security offerings will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, when purchasing any class of shares, investors have limited liquidity and may not receive a full return of their invested capital if they sell their shares.
The shares offered by us are illiquid assets for which there is not expected to be any secondary market, nor is it expected that any will develop in the future. Investors' ability to transfer shares is limited. Pursuant to the Operating Agreement, we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a member. Moreover, our share repurchase program should not be relied on as a method to sell shares promptly, because our share repurchase program includes numerous restrictions that limit investors' ability to sell their shares to us, and we may amend, suspend or terminate our share repurchase program at any time without advance notice. In particular, the share repurchase program provides that we may make repurchase offers only to members that have held their shares for a minimum of one year, which one-year holding period will be waived in the event of the departure of certain of our key personnel. In addition, commencing with the quarter ending September 30, 2021, we will limit repurchases (i) during any 12-month period, to 20% of our weighted average number of outstanding shares; and (ii) during any fiscal quarter, to 5.00% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the fiscal quarters prior to the quarter ending September 30, 2021, the share repurchase limits are lower, ranging from 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters to 3.75% of the weighted average number of shares outstanding in the prior four fiscal quarters.

Our ability to repurchase shares is subject to and may be limited by the Company’s available funds. Therefore, it will be difficult for investors to sell their shares promptly or at all. In addition, we have no present intention to consummate a liquidity event for the LLC, and the price received for any shares sold prior to any such liquidity event is likely to be less than the proportionate value of our assets. The shares should be purchased as a long-term investment only.
Investors' interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.

Investors in this offering do not have preemptive rights to any shares we may issue in the future. Our Operating Agreement authorizes us to issue up to 400,000,000 shares. Pursuant to our Operating Agreement, a majority of our entire Board of Directors may amend our Operating Agreement from time to time to increase or decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without member approval. After an investor's purchase in this offering, we may elect to sell additional shares in future public offerings, issue equity interests in private offerings, or issue share-based awards to our independent directors, GCM and/or employees of GCM. To the extent we issue additional equity interests after an investor's purchase in this offering, that investor's percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, investors may also experience dilution in the value of their shares.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our executive offices are located at 230 Park Avenue, Suite 1560, New York, NY 10169. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Equity
The Company’s shares are not listed or traded on any recognized securities exchange. Since the initial closing, the Company sold shares on a continuous basis at the following prices:

Period		Class
From	To	A	C	I	P-A		P-I	P-S	P-T	P-D
25-Apr-14	4-Nov-15	$10.00	$9.58	$9.19	N/A		N/A	N/A	N/A	N/A
5-Nov-15	4-Feb-16	$10.02	$9.60	$9.21	N/A		N/A	N/A	N/A	N/A
5-Feb-16	5-May-16	$10.05	$9.62	$9.23	N/A		N/A	N/A	N/A	N/A
6-May-16	3-Aug-16	$10.07	$9.64	$9.25	$9.59		$8.81	N/A	N/A	N/A
4-Aug-16	6-Nov-16	$10.23	$9.79	$9.39	$9.79		$8.95	N/A	N/A	N/A
7-Nov-16	7-Feb-17	$10.28	$9.58	$9.45	$9.78		$8.83	N/A	N/A	N/A
8-Feb-17	4-May-17	$10.22	$9.53	$9.39	$9.70		$8.76	N/A	N/A	N/A
5-May-17	17-May-17	$10.17	$9.48	$9.34	$9.70		$8.69	N/A	N/A	N/A
18-May-17	3-Aug-17	$9.74	$9.07	$8.94	$9.70		$8.69	N/A	N/A	N/A
4-Aug-17	2-Nov-17	$9.72	$9.08	$8.93	N/A		$8.73	N/A	N/A	N/A
3-Nov-17	5-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75	N/A	N/A	N/A
6-Feb-18	6-May-18	$9.78	$9.09	$8.98	$9.65	*	$8.81	N/A	N/A	N/A
7-May-18	2-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84	N/A	N/A	N/A
3-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90	N/A	N/A	N/A
1-Nov-18	6-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89	N/A	N/A	N/A
7-Feb-19	6-May-19	$9.63	$9.01	$8.84	$9.50	**	$8.76	N/A	N/A	N/A
7-May-19	1-Aug-19	N/A	N/A	N/A	N/A		$8.76	N/A	N/A	N/A
2-Aug-19	8-Nov-19	N/A	N/A	N/A	N/A		$8.77	N/A	N/A	N/A
9-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93	N/A	N/A	N/A
20-Mar-20	18-May-20	N/A	N/A	N/A	N/A		$8.90	N/A	N/A	N/A
19-May-20	20-Aug-20	N/A	N/A	N/A	N/A		$8.95	N/A	N/A	N/A
21-Aug-20	1-Nov-20	N/A	N/A	N/A	N/A		$9.02	N/A	N/A	N/A
2-Nov-20	31-Jan-21	N/A	N/A	N/A	$9.42	**	$9.02	$9.57	$9.60	$9.30
1-Feb-21	26-Feb-21	N/A	N/A	N/A	$9.38		$8.96	$9.00	$9.53	$9.24
1-Mar-21	31-Mar-21	N/A	N/A	N/A	$9.44		$9.02	$9.00	$9.53	$9.24
1-Apr-21	30-Apr-21	N/A	N/A	N/A	$9.47		$9.02	$9.01	$9.53	$9.24
3-May-21	31-May-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
1-Jun-21	30-Jun-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
1-Jul-21	1-Aug-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
2-Aug-21	31-Aug-21	N/A	N/A	N/A	$9.44		$8.91	$8.97	$9.54	$9.19
1-Sep-21	30-Sep-21	N/A	N/A	N/A	$9.44		$8.91	$8.97	$9.54	$9.19
1-Oct-21	31-Oct-21	N/A	N/A	N/A	$9.44		$8.91	$8.97	$9.54	$9.19
1-Nov-21	30-Nov-21	N/A	N/A	N/A	$9.33		$8.80	$8.85	$9.41	$9.09
1-Dec-21	31-Dec-21	N/A	N/A	N/A	$9.33		$8.80	$8.85	$9.41	$9.09
3-Jan-22	31-Jan-22	N/A	N/A	N/A	$9.33		$8.80	$8.85	$9.41	$9.09
1-Feb-22	28-Feb-22	N/A	N/A	N/A	$9.32		$8.80	$8.86	$9.40	$9.07
1-Mar-22	—	N/A	N/A	N/A	$9.32		$8.80	$8.86	$9.40	$9.07
*     Effective April 16, 2018
**    Ceased February 8, 2019 and recommenced on November 2, 2020

HOLDERS
As of December 31, 2021, the Company has issued 16,580,558 Class A shares (including 23,601 to GCM), 2,741,963 Class C shares, 6,449,493 Class I shares, 783,593 Class P-A shares, 92,069,013 Class P-I shares, 46,324,757 Class P-S shares, 239,594 Class P-T shares and 198,548 Class P-D shares (including 2,776 to GCM).
DISTRIBUTIONS
The following table reflects the distributions declared during the year ended December 31, 2021:

Pay Date	Paid in Cash	Values of Shares Issued under DRP	Total
February 1, 2021	$2,555,800	$538,241	$3,094,041
March 4, 2021	3,063,308	487,868	3,551,176
April 1, 2021	4,783,092	523,715	5,306,807
May 3, 2021	4,733,419	565,208	5,298,627
June 1, 2021	4,762,355	886,124	5,648,479
July 1, 2021	4,709,348	960,096	5,669,444
August 2, 2021	5,217,796	1,071,227	6,289,023
September 1, 2021	5,423,345	1,145,375	6,568,720
October 1, 2021	5,516,811	1,229,494	6,746,305
November 1, 2021	5,946,262	1,463,710	7,409,972
December 1, 2021	5,938,698	1,662,579	7,601,277
January 3, 2022	6,174,878	1,755,921	7,930,799
Total	$58,825,112	$12,289,558	$71,114,670

The following table reflects the distributions declared during the year ended December 31, 2020:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 3, 2020	$1,788,542	$603,697	$2,392,239
March 2, 2020	1,733,243	561,984	2,295,227
April 2, 2020	1,890,493	593,200	2,483,693
May 1, 2020	1,838,747	578,258	2,417,005
June 1, 2020	1,829,752	551,563	2,381,315
July 1, 2020	1,827,301	532,220	2,359,521
August 3, 2020	2,133,835	548,210	2,682,045
September 1, 2020	2,157,292	546,746	2,704,038
October 1, 2020	2,178,934	529,183	2,708,117
November 2, 2020	2,285,549	539,435	2,824,984
December 1, 2020	2,281,547	524,274	2,805,821
January 1, 2021	2,447,041	537,476	2,984,517
Total	$24,392,276	$6,646,246	$31,038,522

The following table reflects the distributions declared during the year ended December 31, 2019:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2019	$1,317,325	$583,571	$1,900,896
March 1, 2019	1,247,614	552,615	1,800,229
April 1, 2019	1,452,785	611,200	2,063,985
May 1, 2019	1,438,057	600,614	2,038,671
June 3, 2019	1,553,801	622,584	2,176,385
July 1, 2019	1,764,525	383,627	2,148,152
August 1, 2019	1,850,929	393,237	2,244,166
September 2, 2019	1,664,451	613,333	2,277,784
October 1, 2019	1,647,967	589,581	2,237,548
November 1, 2019	1,716,132	609,283	2,325,415
December 2, 2019	1,693,670	587,119	2,280,789
January 1, 2020	1,784,956	605,129	2,390,085
Total	$19,132,212	$6,751,893	$25,884,105
PERFORMANCE GRAPH
Not applicable.
Sales of Unregistered Securities
During the year ended December 31, 2021, the Company sold 711,897 Class P-A shares, 56,416,202 Class P-I, 197,405 Class P-D, 237,124 Class P-T and 46,075,796 Class P-S shares under a private placement memorandum. During the year ended December 31, 2020, the Company sold 37,155 Class P-A shares and 16,112,855 Class P-I shares under a private placement memorandum. During the year ended December 31, 2019, the Company sold 2,631 Class P-A shares and 9,631,640 Class P-I shares under a private placement memorandum.
Issuer Purchases of Equity Securities
For the year ended December 31, 2021, the Company repurchased 661,926 Class A shares, 85,828 Class C shares, 296,575 Class I shares and 1,493,868 Class P-I shares at a total purchase price of $5,625,311, $706,382, $2,596,803 and $13,275,958, respectively, pursuant to the Company’s share repurchase program. For the year ended December 31, 2020, the Company repurchased 815,199 Class A shares, 66,086 Class C shares, 429,396 Class I shares and 651,619 Class P-I shares at a total purchase price of $7,019,041, $554,021, $3,696,134 and $5,869,806, respectively, pursuant to the Company’s share repurchase program. For the year ended December 31, 2019, the Company repurchased 558,579 Class A shares, 16,929 Class C shares, 185,871 Class I shares and 223,681 Class P-I shares at a total purchase price of $4,807,693, $142,110, $1,596,905 and $1,975,682, respectively, pursuant to the Company’s share repurchase program.

The table below provides information concerning the Company’s repurchase of shares during the years ended December 31, 2021, 2020 and 2019 pursuant to the Company’s share repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Maximum Number of Repurchase Shares Offered
January 1 to March 31, 2021	490,835	$8.76	1,742,360
April 1 to June 30, 2021	734,959	8.81	3,309,562
July 1 to September 30, 2021	452,514	8.60	5,126,281
October 1 to December 31, 2021	859,889	8.76	5,990,988
Total - 2021	2,538,197	$8.75	16,169,191

January 1 to March 31, 2020	214,035	$8.63	604,463
April 1 to June 30, 2020	393,042	8.64	624,513
July 1 to September 30, 2020	676,734	8.79	676,734
October 1 to December 31, 2020	678,489	8.77	1,020,558
Total - 2020	1,962,300	$8.73	2,926,268

January 1 to March 31, 2019	141,933	$8.69	320,849
April 1 to June 30, 2019	292,954	8.65	333,950
July 1 to September 30, 2019	297,932	8.79	333,396
October 1 to December 31, 2019	252,241	8.60	333,188
Total - 2019	985,060	$8.70	1,321,383

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected financial data of the Company as of December 31, 2021, 2020 and 2019 and for the years ended December 31, 2021, 2020 and 2019 are derived from our consolidated financial statements that have been audited by KPMG, our independent registered public accounting firm. This financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report:

	As of December 31, 2021	As of December 31, 2020	As of December 31, 2019
Statements of Assets and Liabilities data at period end
Investments in controlled/affiliated and non-controlled/non-affiliated portfolios, at fair value	$1,368,349,558	$648,809,997	$475,175,871
Investments in money markets, at fair value	67,392,443	11,172,727	4,984,621
Swap contracts, at fair value	—	—	21,223
Cash and cash equivalents	92,179,779	4,675,836	3,652,218
Restricted cash	29,683,613	—	429,252
Other assets	24,953,727	23,717,901	23,895,897
Total assets	$1,582,559,120	$688,376,461	$508,159,082
Swap contracts, at fair value	7,501,983	9,750,909	4,899,566
Payable for investments purchased	1,037,461	4,451,570	7,502,267
Term note payable, net of financing costs	79,413,622	86,501,654	68,886,785
Other liabilities	55,295,422	32,120,469	11,233,004
Total liabilities	143,248,488	132,824,602	92,521,622
Total members’ equity (net assets)	$1,439,310,632	$555,551,859	$415,637,460

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Statement of operations data
Total investment income	$32,551,137	$24,429,902	$18,762,705
Management fee expense	21,940,099	10,364,635	8,461,616
All other expenses	16,844,661	12,419,411	6,087,286
Net investment (loss) income before taxes	(6,233,623)	1,645,856	4,213,803
(Benefit from) income taxes	(9,050,004)	(7,161,831)	(3,188,431)
Franchise tax expense	160,572	—	125,143
Net investment income	2,655,809	8,807,687	7,277,091
Net realized (loss) gain on investments	(29,182)	7,830,550	12,915,738
Net change in unrealized appreciation on investments	56,023,470	51,377,370	27,296,880
Net change in unrealized appreciation on foreign currency translation	10,727	92,019	7,589
Net change in unrealized appreciation (depreciation) on swap contracts	2,248,926	(4,872,567)	(5,002,305)
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(17,888,961)	(18,529,344)	(10,461,973)
Net increase in net assets resulting from operations	$43,020,789	$44,705,715	$32,033,020
Per share data (Basic and Diluted) (1)
Net asset value (Class A)	$8.32	$8.61	$8.40
Net asset value (Class C)	$8.13	$8.35	$8.23
Net asset value (Class I)	$8.32	$8.61	$8.40
Net asset value (Class P-A)	$8.58	$8.70	$8.44
Net asset value (Class P-I)	$8.80	$9.02	$8.73
Net asset value (Class P-D)	$8.80	$—	$—
Net asset value (Class P-S)	$8.74	$—	$—
Net asset value (Class P-T)	$8.52	$—	$—
Net investment income	$0.02	$0.16	$0.17
Net realized gain on investments	$—	$0.14	$0.29

Net change in unrealized appreciation on investments, net of incentive allocation to Special Unitholder	$0.46	$0.50	$0.15
(Provision for) income taxes on realized and unrealized (loss) on investments, foreign currency translation and swap contracts	$(0.14)	$(0.34)	$(0.24)
Net increase in net assets attributed to common members	$0.34	$0.81	$0.61
Distributions declared (Class A)	$0.56	$0.57	$0.61
Distributions declared (Class C)	$0.54	$0.56	$0.53
Distributions declared (Class I)	$0.56	$0.57	$0.61
Distributions declared (Class P-A)	$0.56	$0.57	$0.60
Distributions declared (Class P-I)	$0.58	$0.58	$0.58
Distributions declared (Class P-D)	$0.53	$—	$—
Distributions declared (Class P-S)	$0.53	$—	$—
Distributions declared (Class P-T)	$0.53	$—	$—

Other data
Weighted average common shares outstanding	126,458,860	54,057,620	43,788,187
Total return, net of expense reimbursement to/from Advisor, attributed to common shares based on net asset value (Class A)	3.29%	9.56%	7.30%
Total return, net of expense reimbursement to/from Advisor, attributed to common shares based on net asset value (Class C)	4.03%	8.49%	7.54%
Total return, net of expense reimbursement to/from Advisor, attributed to common shares based on net asset value (Class I)	3.29%	9.51%	7.17%
Total return, net of expense reimbursement to/from Advisor, attributed to common shares based on net asset value (Class P-A)	5.18%	10.12%	5.66%
Total return, net of expense reimbursement to/from Advisor, attributed to common shares based on net asset value (Class P-I)	4.13%	10.23%	8.15%
Total return, net of expense reimbursement to/from Advisor, attributed to common shares based on net asset value (Class P-D)	3.81%	—%	—%
Total return, net of expense reimbursement to/from Advisor, attributed to common shares based on net asset value (Class P-S)	4.98%	—%	—%
Total return, net of expense reimbursement to/from Advisor, attributed to common shares based on net asset value (Class P-T)	5.48%	—%	—%
Number of portfolio company investments at period end	14	13	15
Gross funding of new or existing investments	$1,113,729,511	$395,034,767	$353,585,860
Principal payments and sales of investments for the period	$9,928,720	$67,958,438	$64,254,366
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
During the year ended December 31, 2021, we either closed on the acquisition or contracted for the acquisition of 150 renewable energy projects: 145 solar and five wind assets. During the year ended December 31, 2021, we had one project disposal. Refer to the Portfolio and Investment Activity section for further discussion. As our access to capital has increased, the average size of our projects increased from 3.6 MW per project as of December 31, 2020, to 6.5 MW per project as of December 31, 2021.
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
The following table illustrates the allocation by percentage of the Company’s contracted revenue by counterparty type and creditworthiness for the years ended December 31, 2021 and December 31, 2020.

	For the year ended December 31, 2021	For the year ended December 31, 2020
Investment grade
Utility	64.7%	64.9%
Municipality	8.8%	8.6%
Corporation	6.5%	1.0%
Subtotal investment grade	80.0%	74.5%

Non-investment grade or no rating
Utility	11.2%	16.1%
Municipality	5.2%	4.7%
Residential	0.1%	—%
Corporation	3.5%	4.7%
Subtotal non-investment grade or no rating	20.0%	25.5%
Total	100.0%	100.0%
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
Financing Strategy

We expect to supplement our equity capital and increase potential returns to our members through the use of prudent levels of borrowings both at the corporate level and the project level. The LLC’s Fourth Amended and Restated Limited Liability Company Operating Agreement does not impose limitations on the amount of borrowings we may employ, either at the corporate level or the project level. We expect that we will generally target a leverage ratio of up to $2 of debt for every $1 of equity on our overall portfolio, with individual allocations of leverage based on the mix of asset types and obligors; however, we will in no event exceed a leverage ratio of $3 of debt for every $1 of equity, unless any excess is approved by a majority of our independent directors. In addition to any corporate-level credit facility or other secured and unsecured borrowings, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions, and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, we may issue publicly or privately placed debt instruments. Our indebtedness may be recourse or non-recourse, and may be cross-collateralized. In addition, we may invest in assets subject to existing liens, or may refinance the indebtedness on assets acquired on a leveraged basis. We may use the proceeds from any borrowings to acquire assets, refinance existing indebtedness, finance investments, fund distributions or for general corporate purposes. In addition to these financing methods, we may utilize tax equity structures to monetize U.S. federal income tax attributes.

The table below sets forth the Company’s investments in alternative energy generation portfolios as of December 31, 2021.

	Transaction Close Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Pacifica Portfolio	Q2 2020 - Q3 2020	Battery Storage	California	100% Ownership	$11,288,841	Operating and to-be-constructed battery energy storage facilities	14.3
Eagle Valley Biomass Portfolio	Q2 2019	Biomass	Colorado	100% Ownership	$24,533,222	Operating biomass facility	12.0
Celadon Portfolio	Q1 2019 - Q4 2021	Commercial Solar	California, Colorado, Washington D.C., Illinois, Massachusetts, Minnesota, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Utah, Vermont, Washington, and Wisconsin	100% Ownership or Managing Member, Equity Owner	$165,129,450	Commercial ground, rooftop-mounted photovoltaic systems and carport system	175.0
GEH Portfolio	Q1 2015 - Q2 2021	Commercial Solar	Arizona, California, Colorado, Connecticut, Florida, Hawaii, Indiana, Massachusetts, Maryland, New Jersey, New York, North Carolina, Tennessee, and Vermont	100% Ownership or Managing Member, Equity Owner	$150,463,205	Commercial and residential ground, rooftop-mounted solar photovoltaic systems and carport system	100.3
Ponderosa Portfolio	Q4 2020 - Q3 2021****	Commercial Solar	Michigan, Montana, South Dakota, and Wyoming	100% Ownership	$49,514,975	Commercial ground and rooftop-mounted photovoltaic systems	267.3
Sego Lily - Solar Portfolio	Q4 2020 - Q1 2021	Commercial Solar	California and Utah	100% Ownership or Managing Member, Equity Owner	$107,621,275	Commercial ground and rooftop-mounted photovoltaic systems	119.9
Trillium Portfolio	Q4 2018 - Q4 2020	Commercial Solar	Arkansas, California, Colorado, Maryland, Massachusetts, New Jersey, Oregon, Pennsylvania, Vermont, and Washington D.C.	Managing Member, Equity Owner	$74,764,309	Commercial and residential ground, rooftop-mounted solar photovoltaic systems and carport system	84.7
Other Commercial Solar Portfolios	Q3 2014 - Q4 2021	Commercial Solar	Ontario, Canada, California, Colorado, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Dakota, and Vermont	100% Ownership or Managing Member, Equity Owner, or Equity Owner	$250,865,362	Commercial and residential ground and rooftop-mounted solar photovoltaic systems	1,470.6
Sego Lily - Wind Portfolio	Q1 2020 - Q2 2021	Wind	California and Maine	Managing Member, Equity Owner	$117,410,390	Operating wind power facilities	72.8
Greenbacker Wind Holdings II Portfolio	Q4 2015 - Q4 2020	Wind	Iowa, Massachusetts, and Montana	100% Ownership or Managing Member, Equity Owner	$62,787,210	Operating wind power facilities	90.0
Greenbacker Wind - HoldCo Portfolio	Q2 2017 - Q4 2019	Wind	Idaho, Iowa, Minnesota, Vermont	100% Ownership	$84,674,188	Operating wind power facilities	131.3

	Transaction Close Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Other Wind Investments Portfolios	Q4 2017 - Q3 2021	Wind	California, Minnesota, and New York	100% Ownership	$56,638,076	Operating wind power facilities	92.0
Other Portfolios	Q4 2015	Other	Delaware, North Carolina, and Vermont	100% Ownership or Equity Owner	$35,034,396	Commercial ground and rooftop-mounted photovoltaic systems	N/A
Other Energy Efficiency Portfolios	Q3 2015 - Q4 2015	Energy Efficiency	Pennsylvania, Puerto Rico	Secured Loan, Capital Lease	$668,736	Energy efficiency LED lighting	N/A
Chaberton Loan	Q3 2021	Secured Loan	Maryland	Secured Loan	$2,247,962	Loan	N/A
Encore Loan	Q4 2019	Secured Loan	Vermont	Secured Loan	$3,058,527	Loan	N/A
Hudson Loan	Q2 2019	Secured Loan	New York	Secured Loan	$4,984,650	Loan	N/A
Hudson II Loan	Q4 2019	Secured Loan	New York	Secured Loan	$4,227,098	Loan	N/A
New Market Loan	Q4 2019	Secured Loan	North Carolina	Secured Loan	$5,008,070	Loan	N/A
Shepherd's Run Loan	Q4 2020	Secured Loan	New York	Secured Loan	$8,751,528	Loan	N/A
SE Solar Loan	Q1 2019	Secured Loan	North Carolina	Secured Loan	$5,008,304	Loan	N/A
Allspring Treasury Plus Money Market Fund - Institutional Class	Q4 2021	Money Market Funds	N/A	Money Market Funds	$16,823,110	Money Market Funds	N/A
Fidelity Government Portfolio - Class I	Q1 2020	Money Market Funds	N/A	Money Market Funds	$16,873,111	Money Market Funds	N/A
First American Government Obligations Fund - Class X	Q2 2021	Money Market Funds	N/A	Money Market Funds	$16,823,111	Money Market Funds	N/A
First American Government Obligations Fund - Class Z	Q4 2021	Money Market Funds	N/A	Money Market Funds	$50,000	Money Market Funds	N/A
JPMorgan US Government Money Market Fund - Class L	Q1 2021	Money Market Funds	N/A	Money Market Funds	$16,823,111	Money Market Funds	N/A
Total					$1,292,072,217		2,630.2
*    Approximate
**    Does not include assumed project-level debt
***    100% equity ownership (>50%), equity owner (<50%), managing member of the limited liability company, secured loan, money market funds or a capital lease
****    This portfolio includes assets with a transaction close date prior to the period in which they were transferred to the Ponderosa Portfolio
Of the total capacity of 2,630.2 MW, 1,062.6 MW is associated with operating assets and 1,567.6 MW is associated with pre-operational assets, including certain projects where we have contracted for the acquisition of the project pursuant to membership interest purchase agreements. Refer to the Portfolio and Investment Activity section for further discussion.
The investments described above have allowed us to execute on our strategy of constructing a portfolio of projects offering predictable power-generation characteristics and generally stable income streams, which include seasonal solar generation income (generally stronger in the summer months), wind generation income (generally stronger in the winter months), biomass generation income, battery storage income and energy efficiency lighting investments.
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
The LLC conducts a significant portion of its operations through GREC, of which the LLC is the sole shareholder. We intend to continue to operate our business in a manner permitting us to not be required to register under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
Pursuant to the now-terminated Registration Statement on Form S-1 (File No. 333-211571), we offered on a continuous basis up to $1,000,000,000 in shares of our limited liability company interests. The primary offering was terminated on March 29, 2019. The LLC's initial offering pursuant to a Registration Statement on Form S-1 (File No. 333-178786-01) terminated on February 7, 2017. As of June 4, 2019, pursuant to our Registration Statement on Form S-3D (File No. 333-231960) we were offering a maximum of $10,000,000 in shares to our existing shareholders pursuant to the DRP. As of November 30, 2020, pursuant to our Registration Statement on Form S-3D (File No. 333-251021), the LLC is offering up to an additional $20,000,000 in Class A, C and I shares to our existing shareholders pursuant to the DRP. Shares of the LLC's limited liability company interests issued pursuant to the DRP through the period ending September 30, 2020 were being offered at the price equal to the then current offering price per each class of shares less selling commissions and dealer manager fees. Effective October 1, 2020, DRP shares are being offered at a price equal to our Monthly Share Value for each class of our shares. As of February 1, 2021, the DRP was amended to include all of the LLC’s privately offered share classes.
Pursuant to private placement memoranda, the LLC was offering Class P-A, P-I, P-S, P-T, and P-D shares. After the finalization of the December 31, 2021 NAV and Monthly Share Value, the offering price of the Class P-A, P-I, P-S, P-T, and P-D shares was $9.32, $8.80, $8.86, $9.40 and $9.07 per share, respectively. To the extent that our Monthly Share Value per share per class on the most recent valuation date increases above or decreases below our prior Monthly Share Value per share per class, we will adjust the offering prices of each class of shares as appropriate.
As of December 31, 2021, through initial purchases of shares and participation in the DRP, our Advisor owned 23,601 Class A shares and through initial purchases of shares, our Advisor owned 2,776 Class P-D shares. As of December 31, 2020, through initial purchases of shares and participation in the DRP, our Advisor owned 23,601 Class A shares and nil Class P-D shares.
As of December 31, 2021, we had received subscriptions for and issued 172,189,009 of our shares (including shares issued under the DRP) for gross proceeds of $1,558,357,569 (before dealer manager fees of $4,578,174 and selling commissions of $14,601,378 for net proceeds of $1,539,178,017). As of December 31, 2020, we had received subscriptions for and issued 67,133,640 of our shares (including shares issued under the DRP) for gross proceeds of $617,098,806 (before dealer manager fees of $4,308,949 and selling commissions of $14,198,029 for net proceeds of $598,591,828).
General Market Overview for Alternative Energy Projects
The U.S. electric consumer expects a virtually error-free, consistent supply of sufficient electricity at all times for all purposes. The U.S. power industry, which includes energy generation and transmission, is structured to ensure a sufficient, constant supply of energy to all end users to meet varying demand requirements on a minute-by-minute basis. Historically, the mix of electricity supply was dependent largely on fossil fuels such as coal and natural gas, as well as nuclear and hydroelectric power. However, this is changing rapidly due to the rise of renewable energy. According to the U.S. Energy Information Administration (the “EIA”), renewable energy represented 20% of U.S. electricity generation in 2021, a percentage which they expect to more than double over the next two decades. Renewable energy is poised to gain even more market share over the decades to come, driven largely by several trends:

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

The U.S. Renewable Energy Industry Has Been a High-Growth Market

The market for renewable energy has grown rapidly over the past decade. According to Bloomberg New Energy Finance, worldwide investment in renewable generation topped $366 billion in 2021, a trend which is expected to continue.

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
Current Competition in the Alternative Energy — Wind Marketplace
For the U.S. wind industry, 2021 was its strongest year to date with a record-high 17.1 GW of wind capacity coming online, according to the EIA. That growth is expected to continue, with the EIA reporting that another 7.6 GW of wind capacity is already scheduled for 2022.
Thus, current market conditions remain favorable for additional wind development through 2022. Particularly for smaller middle market transactions involving assets similar to those in our current portfolio, we believe that we will continue to be competitive in bidding for wind assets. We also believe that we may see opportunities to purchase operating wind assets which have run through their tax credits.
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
We believe that this countercyclical diversification is highly beneficial in managing our cash flows throughout the year. We also believe that we are well positioned to find investable assets in this sector, as we have acquired over 200 MW of wind assets over the past two years. These purchases have enabled us to build relationships with respected developers which we may be able to work with in the near future.
General Market Overview for Battery Storage
In 2021, corporate funding in the battery storage sector was up 159%, totaling $17 billion across 101 corporate funding deals, according to Mercom Capital. This was driven by falling costs, particularly in certain battery chemistries such as lithium-ion. According to a recent analysis by Lazard in its “Levelized Cost of Storage Analysis (LCOS 6.0),” storage costs have declined across most use cases and technologies, particularly for shorter-duration applications. In addition, long-duration storage has begun to gain traction as a commercially viable solution to challenges created by intermittent energy resources such as solar or wind.

Due to its potential for rapid growth, as well as new state mandates rapidly falling costs for both short-term and long-term storage, battery storage represents a large and growing investment opportunity, we believe, for the foreseeable future.
Factors Impacting Our Operating Results
The results of our operations are affected by a number of factors, and will primarily depend on, among other things, the supply of renewable energy assets in the marketplace; the revenues we receive from renewable energy and energy efficiency projects and businesses; the market price of electricity; the availability of government incentives; local, regional and national economies; general market conditions; and the amount of our assets that are operating versus those that are non-operating because they are currently under construction, including the cost to construct such assets. Additionally, our operations are impacted by interest rates and the cost of financing provided by other financial market participants. Many of the factors that affect our operating results are beyond our control.
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
Pre-operational and non-earning assets. The increasing amount of pre-operational and non-earning assets (defined as deposits and other cash investments not currently generating a material investment return) in our portfolio is a significant factor in our revenue and net asset value. The amount of cash invested in these pre-operational and non-earning assets reduces investment income until (1) the asset reaches its commercial operation date; or (2) otherwise begins generating an investment return and commences regular distributions to the Company. We believe these assets, once operational or income generating, will provide returns consistent with the Company’s investment strategy.
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

Electricity prices. All our projects benefit from take-or-pay agreements, with terms structured to take 100% of the power output. On average, the contracts in our existing operating portfolio have approximately 16 years remaining prior to exposure to market prices. The credit standing of the contract counterparty is a particular focus in situations where the contracts have a price escalator. Escalating contracts create an incentive for the counterparty to not continue to perform if the contract pricing deviates materially from the market price. If the contract is with a public or investment-grade entity, we have generally been confident that the contract terms will be honored. The only exception might apply in situations where rising electricity prices could create pressure around a political change at the state or local level.
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
We believe that this market diversity is a benefit for our program. States have been highly adept at advancing programs designed to benefit renewable energy, with or without federal government support. There are currently 31 states and the District of Columbia that have developed a renewable portfolio standard. As a result, we see state regulatory issues as a shifting mosaic of opportunities where some markets will present opportunities while others become less attractive on a prospective basis.
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
Although we are organized and intend to conduct our business in a manner so that we are not required to register as an investment company under the Investment Company Act, the Company’s consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). In accordance with this specialized accounting guidance, the Company recognizes and carries all its investments, including investments in the underlying operating entities, at fair value with changes in fair value recognized in earnings. Additionally, the Company will not apply the equity method of accounting to its investments. The Company carries its liabilities at amounts payable, net of unamortized premiums or discounts. The Company does not currently plan to elect to carry its non-investment liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.
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
4.Our Board of Directors reviews the valuations and approves the fair value of each investment in our portfolio in good faith based on input of GCM, the independent valuation firm, if any, and the Audit Committee.
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
Net unrealized currency gains and losses arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate are reflected as part of Net change in unrealized appreciation (depreciation) on Foreign currency translation in the Consolidated Statements of Operations.
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
Deferred Sales Commissions
The Company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker dealers in the future in connection with the sale of shares sold with a reduced front-end-load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of the Class C shares are recorded as a liability on the date of sale and represent the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of (1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; (2) the date which approximates an expected liquidity event for the Company; or (3) the expected holding period of the investment. The costs expected to be incurred at the time of the sale of the Class P-T and Class P-S shares are recorded as a liability on the date of sale and represent the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of (1) the date which approximates an expected liquidity event for the Company; or (2) the expected holding period of the investment. The estimated amount of the liability can be updated as management's assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained. As of December 31, 2021, and December 31, 2020, the Company recorded a liability for deferred sales commissions in the amount of $4,626,626 and $131,875, respectively.
Financing Costs
Financing costs related to debt liabilities of the LLC, GREC or GREC HoldCo are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the carrying amount of that debt liability. Financing costs are deferred and amortized using the straight-line method over the life of the debt liability.
Recently Issued Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (fiscal 2020 for the Company). Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. Beginning on January 1, 2020, we have adopted ASU 2018-13 in our consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting," which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. As of December 31, 2021, we have not elected to apply the optional amendments and are currently evaluating the impact of the ASU and the effect on our consolidated financial statements.
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
Amendments to the Operating Agreement Related to Incentive Allocations

On August 25, 2020, the LLC made certain amendments to the Operating Agreement to remove the provisions therein related to the Income Incentive Distribution and the Capital Gains Incentive Distribution, in each case allocable to the Special Unitholder under certain circumstances, and to replace them with provisions for a performance participation fee (the “Performance Participation Fee”) based on the periodic total return generated by the LLC, payable under certain circumstances by the LLC to the Special Unitholder. This was approved by the LLC's shareholders and was applied retroactively on April 1, 2020 and for all periods thereafter. The Liquidation Incentive Distribution provision in the Operating Agreement was correspondingly amended to reflect that the Liquidation Incentive Distribution will be calculated based on the difference between the LLC's net proceeds from a liquidation or listing of our shares (in either case, as calculated in accordance with the Operating Agreement) and the LLC's NAV immediately prior to the time of such liquidation or listing.
Portfolio and Investment Activity
As of December 31, 2021, the Company invested in numerous solar, wind, battery storage, biomass and energy efficiency projects included in 14 investment portfolios, as well as seven secured loans, as follows:
Battery Storage
Pacifica Portfolio

This portfolio consists of operating and pre-operating battery storage facilities totaling approximately 14.3 MW, located in California. Of the total, approximately 7.8 MW is associated with pre-operating battery storage facilities which are expected to reach COD during 2022. For all facilities within this portfolio, power is either sold or will be sold to municipal or commercial offtakers for a 10 year term.
Biomass
Eagle Valley Biomass Portfolio
This portfolio consists of an operating biomass facility approximating 12.0 MW, located in Colorado. The system sells power to the local utility under a PPA arrangement with a 20 year term.
Commercial Solar
Celadon Portfolio
This portfolio consists of operating and pre-operating solar power facilities totaling approximately 175.0 MW, located across California, Colorado, Washington D.C., Illinois, Massachusetts, Minnesota, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Utah, Vermont, Washington, and Wisconsin. Of the total, approximately 104.4 MW is associated with pre-operating solar power facilities which are expected to reach COD over the period ending in 2023. For all facilities within this portfolio, power is either sold or will be sold through PPA contracts that range from nine to 30 years. During the year ended December 31, 2021, 47 projects comprising 101.8 MW of the total for the portfolio were transferred from the Trillium Portfolio and Other Commercial Solar Portfolios.
GEH Portfolio
This portfolio consists of operating and pre-operating solar power facilities totaling approximately 100.3 MW, located across Arizona, California, Colorado, Connecticut, Florida, Hawaii, Indiana, Massachusetts, Maryland, New Jersey, New York, North Carolina, Tennessee, and Vermont. The systems sell power under PPA arrangements ranging from 14 to 25 years. Certain systems also sell RECs and SRECs to the local utilities. Certain of the facilities, representing 8.4 MW of the total for the portfolio, represents leased operating solar power facilities. During the remaining term of the lease, which is approximately nine years, there is the potential for the Company to purchase these assets directly upon the agreement and consent of the parties.
Ponderosa Portfolio
This portfolio consists of pre-operating solar power facilities totaling approximately 267.3 MW, located across Michigan, Montana, South Dakota, and Wyoming. These pre-operating solar power facilities are expected to reach COD over the period ending in 2023. For all facilities within this portfolio, power will be sold through PPA contracts that range from 15 to 25 years.
Sego Lily - Solar Portfolio
This portfolio consists of operating and pre-operating solar power facilities totaling approximately 119.9 MW, located across California and Utah. Of the total, approximately 104.0 MW is associated with pre-operating solar power facilities which are expected to reach COD during 2022. For all facilities within this portfolio, power is either sold or will be sold through PPA contracts that range from 15 to 20 years.
Trillium Portfolio
This portfolio consists of operating solar power facilities totaling approximately 84.7 MW, located across Arkansas, California, Colorado, Maryland, Massachusetts, New Jersey, Oregon, Pennsylvania, Vermont, and Washington D.C. These projects consist primarily of commercial ground and rooftop-mounted photovoltaic systems. The systems primarily sell power to various commercial, municipal, residential and utility offtakers under long-term PPAs that range from five to 28 years.
Other Commercial Solar Portfolios
This portfolio consists of operating and pre-operating solar power facilities totaling approximately 1,470.6 MW, located in Ontario, Canada, California, Colorado, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Dakota, and Vermont. Of the total, approximately 1,083.8 MW is associated with pre-operating solar power facilities which are expected to reach COD over the period ending in 2024. For all facilities within this portfolio, power is either sold or will be sold through long-term PPAs. During the year ended December 31, 2021, 98 assets comprising 1,035.4 MW were acquired. Included within that amount for the year ended December 31, 2021, the Company contracted to acquire a 617.5 MW pre-operating solar facility.

Wind
Sego Lily - Wind Portfolio
This portfolio consists of operating wind power facilities totaling approximately 72.8 MW, located in California and Maine. During the year ended December 31, 2021, one asset comprising 15.3 MW of the total for the portfolio was transferred from the Greenbacker Wind Holdings II Portfolio. The systems sell power under PPA arrangements with a 20 year term.
Greenbacker Wind Holdings II Portfolio

This portfolio consists of operating wind power facilities totaling approximately 90.0 MW, located in Iowa, Massachusetts, and Montana. These systems primarily sell power to various municipal and utility offtakers under long-term PPAs. Certain systems also sell RECs to the local utilities. During the year ended December 31, 2021, one asset comprising 5.0 MW of the total for the portfolio was transferred from the Other Wind Investments Portfolios.

Greenbacker Wind - HoldCo Portfolio ("GB Wind HoldCo")

This portfolio consists of operating wind power facilities totaling approximately 131.3 MW, located in Idaho, Iowa, Minnesota, Vermont. The systems sell power under PPA arrangements ranging from 20 to 25 years. Certain systems also sell RECs to the local utilities.
Other Wind Investments Portfolios
This portfolio consists of operating wind power facilities totaling approximately 92.0 MW, located in California, Minnesota, and New York. For all facilities within this portfolio, power is either sold or will be sold through long-term PPAs. During the year ended December 31, 2021, three assets comprising 86.1 MW of the total for the portfolio were added.
Other Portfolios
This portfolio consists of acquisition costs related to energy projects being acquired in Delaware, North Carolina, and Vermont. Additionally, the Company has invested capital to acquire and safe harbor panels that will be used in the construction of various pipeline projects.
In addition, on October 9, 2020, GREC made a $5,000,000 limited partner (“LP”) commitment to Greenbacker Development Opportunities Fund I, LP (“GDEV”), which was increased to $6,075,000 in the fourth quarter of 2020. In April 2021, the commitment to GDEV increased to $7,500,000. As of December 31, 2021, $7,242,495 of the commitment was funded—the fair value of this investment was $7,580,119.

GDEV is an affiliate of GREC, as GDEV possesses the same investment advisor as GREC. The agreement between GDEV and GREC was negotiated at an arm’s length and contains standard terms and conditions that would be included in a third-party limited partnership agreement. However, as part of the agreement between GDEV and GREC, GREC was issued a membership interest in Greenbacker Development Opportunities GP I, LLC (“GDEV GP”), the general partner which provides for a 10% allocation of GDEV GP's carried interest in GDEV.
Other Energy Efficiency Portfolios
This portfolio consists of capital leases and secured loans, including loans to the related parties LED Funding LLC and Renew AEC One LLC (the “AEC Companies”).
Secured Loans
Chaberton Loan
In September 2021, the Company entered into a short-term secured loan agreement with Chaberton Acquisition Holdings LLC. The loan bears an interest rate of 8% and matures on September 30, 2022.

Encore Loan
In October 2019, the Company entered into a short-term secured loan agreement with Encore Equipment, LLC. The loan bears an interest rate of 10% and matures on January 31, 2022. On March 23, 2022, the maturity date was amended to April 30, 2022 in the Eleventh Amendment to the Loan and Security Agreement.
Hudson Loan
In June 2019, the Company entered into a short-term secured loan agreement with Hecate Energy New York Holdings LLC. The loan bears an interest rate of 8% and matures on January 31, 2022. The loan was repaid in full as of February 15, 2022.
Hudson II Loan
In November 2019, the Company entered into a short-term secured loan agreement with Hecate Energy New York Holdings LLC. The loan bears an interest rate of 8% and matures on January 31, 2022. The loan was repaid in full as of February 15, 2022.
New Market Loan
In October 2019, the Company entered into a short-term secured loan agreement with New Market Solar, LLC. The loan bears an interest rate of 9% and matures on March 31, 2022.
Shepherd's Run Loan
In January 2021, the Company entered into a short-term secured loan agreement with Hecate Energy Columbia County 1 LLC. The loan bears an interest at a rate of 8% and matures on September 30, 2022.
SE Solar Loan
In February 2019, the Company entered into a short-term secured loan agreement with SunEnergy1, LLC. The loan bears an interest rate of 9% and matures on March 31, 2022.
Portfolio Disposals
There were no material sales during the year ended December 31, 2021.
The following portfolios had sales of assets during the year ended December 31, 2020:
Other Commercial Solar Portfolios
The Company entered into a transaction with Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”) to sell the Gliden Solar LLC investment, included in Other Commercial Solar Portfolios, on December 22, 2020 for an initial sale price of $12,752,215. GROZ is an affiliate of GREC, as GROZ shares the same Advisor as GREC. Since GROZ is an affiliate of the Company, the determination of the purchase price was based on the fair value of the investment as determined by an independent third-party appraiser. The purchase was approved by a majority of the Company’s Board of Directors (including a majority of the independent directors) not otherwise interested in the transaction to be fair and reasonable to the Company.

The transaction resulted in a realized (loss) gain of (34,290) and $1,608,644, recorded in the years ended December 31, 2021 and December 31, 2020, respectively. GROZ paid an initial amount of $7,993,972 at closing. The transaction resulted in a receivable recorded of $4,758,243 as of December 31, 2020, in Investment sales receivable on the Consolidated Statements of Assets and Liabilities. The sale proceeds were received in full as of December 31, 2021.

Residential Portfolios

On March 5, 2020, the Company closed a transaction to sell the entirety of its investments in the Greenbacker Residential Solar Portfolio and the Greenbacker Residential Solar Portfolio II (collectively, the “Residential Portfolios”). The Residential Portfolios comprised 3,668 individual residential sites, which were accumulated through a series of transactions from October 2016 to July 2017. The purchase price consideration for this transaction was $42,891,241, which resulted in a realized gain of

$8,152,495, all of which was recorded in the year ended December 31, 2020. The transaction resulted in a receivable of nil as of December 31, 2020.

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
The following portfolios were sold during the year ended December 31, 2019:
Raleigh Portfolio
On December 24, 2019, the Company entered into an agreement to sell 100% of the equity interests in Holocene Renewable Energy Fund 3, LLC. (“Raleigh Portfolio”). The Raleigh Portfolio was composed of 26 MW of commercial ground and rooftop-mounted solar photovoltaic systems located in North Carolina. The purchase price consideration for this transaction was $24,521,981, which resulted in a gain of $3,544,782 as it relates to the sale. Company recorded additional working capital adjustment for the sale, which resulted in realized (losses) of $(44,995) and $(398,151) for the year ending December 31, 2021 and December 31, 2020, respectively, recorded in Net realized gain on investments on the Consolidated Statements of Operations. The sale proceeds were received in full as of December 31, 2020.
Enfinity Colorado DHA Portfolio
On October 18, 2019, the Company entered into an agreement to sell 100% of the equity of Enfinity Colorado DHA 1, LLC, which comprised 666 residential rooftop solar systems totaling 2.5 MW, located in and around Denver, Colorado. The purchase price consideration for this transaction was $6,895,444. The transaction resulted in a realized gain of $606,580 recorded in the Consolidated Statement of Operations. During 2020, the Company finalized the working capital adjustment for the sale, which resulted in a realized loss of $(76,797) for the year ended December 31, 2020, recorded in Net realized gain on investments on the Consolidated Statements of Operations.
Phoenix Portfolio
The Company entered into a transaction with GROZ to sell the Sol Phoenix Solar LLC investment, included within the Phoenix Solar Portfolio, on September 30, 2019, for an initial sale price of $16,874,761, pending final adjustments. The sale price was adjusted during the fourth quarter of 2019 and increased to total $17,175,554 as of December 31, 2019, and finalized in the second quarter of 2020 to total $18,060,275. The changes to the purchase price were based upon a final fair value determination of the investment as determined by an independent third-party appraiser. GROZ is an affiliate of GREC, as GROZ shares the same Advisor as GREC. Since GROZ is an affiliate of the Company, the determination of the purchase price was based on the fair value of the investment as determined by an independent third-party appraiser. The purchase was determined by a majority of the Company’s Board of Directors (including a majority of the independent directors) not otherwise interested in the transaction to be fair and reasonable to the Company.

The transaction resulted in a realized gain of $7,636,438, of which $141,974 was recorded in the year ended December 31, 2020. GROZ paid an initial amount of $1,500,000 at closing, with an additional $8,184,393 paid by GROZ as of December 31, 2019. The sale proceeds were received in full as of December 31, 2020.
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

The transaction resulted in a realized gain of $794,967 in the year ending December 31, 2019, which was reduced by $(32,576) in the year ended December 31, 2020, due to the final accounting of the sale process. As of December 31, 2019, a total of $2,531,000 was paid by GROZ. The sale proceeds were received in full as of December 31, 2020.
Investment Summary
The following table presents the gross purchases of the gross funding of additional capital for new or existing investments for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Battery Storage
Pacifica Portfolio	$2,443,306	$8,977,603	$—
Biomass
Eagle Valley Biomass Portfolio	1,446,870	2,280,896	21,256,245
Commercial Solar
Celadon Portfolio	158,735,073	—	—
GEH Portfolio	1,254,176	27,574,153	55,614,238
Raleigh Portfolio	44,995	—	150,000
Other Commercial Solar Portfolios	232,569,444	113,520,911	125,461,658
Ponderosa Portfolio	17,623,736	—	—
Sego Lily - Solar Portfolio	111,523,109	26,336,685	—
Trillium Portfolio	127,398,935	124,283,655	20,725,345
Residential Solar
Enfinity Colorado DHA Portfolio	—	—	505,000
Greenbacker Residential Solar Portfolio	—	13,000	—
Greenbacker Residential Solar Portfolio II	50,398	265,000	52,000
Wind
Sego Lily - Wind Portfolio	293,280,770	—	—
Greenbacker Wind - HoldCo Portfolio	13,417,803	31,098,522	50,040,000
Greenbacker Wind Portfolio - Maine	—	12,457,689	—
Other Wind Investments Portfolios	55,522,198	620,415	25,720,259
Greenbacker Wind Holdings II Portfolio	33,994,616	9,957,207	2,647,196
Other Investments
Other Portfolios	39,992,961	22,758,309	12,003,453
Secured Loans
Chaberton Loan	2,247,962	—	—
BNRG Loan*	—	671,965	—
Encore Loan	13,421	5,606,046	5,000,680
Holiday Hill Loan	—	—	10,250,000
Hudson Loan	1,345,394	464,149	11,537,903
Hudson II Loan	1,345,394	—	—
New Market Loan	720	7,350	5,000,000
SE Solar Loan	3,060	4,000,000	5,000,000
Shepherd's Run Loan	8,751,528	—	—
TUUSSO Loan	10,723,642	4,141,212	2,621,883
	$1,113,729,511	$395,034,767	$353,585,860
* In October 2020, the Company entered into a short-term secured loan agreement with BNRG Portland LLC with a maturity date of December 18, 2020. As of December 31, 2020, the remaining loan balance was paid by BNRG Portland LLC.
During the year ended December 31, 2021, we either closed on the acquisition or contracted for the acquisition of 150 renewable energy projects: 145 solar and five wind assets. During the year ended December 31, 2021, we had one project disposal. As our access to capital has increased, the average size of our projects increased from 3.6 MW per project as of December 31, 2020 to 6.5 MW per project as of December 31, 2021.
For the year ended December 31, 2020, we either closed on the acquisition or contracted for the acquisition of 102 renewable energy projects: 67 solar, two wind, and 33 battery storage assets. During the year ended December 31, 2020, we had seven project disposals. As our access to capital increased, the average size of our projects increased from 3.5 MW per project as of December 31, 2019 to 3.6 MW per project as of December 31, 2020.
For the year ended December 31, 2019, we either closed on the acquisition or contracted for the acquisition of 27 renewable energy projects: 22 solar, four wind, and one biomass asset. During the year ended December 31, 2019, we had eight project disposals. As our access to capital increased, the average size of our projects increased from 2.5 MW per project as of December 31, 2018 to 3.5 MW as of December 31, 2019.
The composition of the Company’s investments as of December 31, 2021, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage
Pacifica Portfolio	$11,288,841	$10,747,811	0.7%
Subtotal	$11,288,841	$10,747,811	0.7%
Biomass
Eagle Valley Biomass Portfolio	$24,533,222	$17,184,912	1.2%
Subtotal	$24,533,222	$17,184,912	1.2%
Commercial Solar
Celadon Portfolio	$165,129,450	$187,410,880	13.1%
GEH Portfolio	150,463,205	157,925,117	11.0%
Ponderosa Portfolio	49,514,975	59,577,751	4.1%
Sego Lily - Solar Portfolio	107,621,275	122,272,431	8.5%
Trillium Portfolio	74,764,309	101,432,185	7.1%
Other Commercial Solar Portfolios	250,865,362	302,548,767	21.1%
Subtotal	$798,358,576	$931,167,131	64.9%
Wind
Sego Lily - Wind Portfolio	$117,410,390	$140,965,616	9.8%
Greenbacker Wind Holdings II Portfolio	62,787,210	62,272,198	4.3%
Greenbacker Wind - HoldCo Portfolio	84,674,188	78,025,844	5.4%
Other Wind Investments Portfolios	56,638,076	58,770,864	4.1%
Subtotal	$321,509,864	$340,034,522	23.6%
Other Investments
Other Portfolios	$35,034,396	$35,243,259	2.5%
Subtotal	$35,034,396	$35,243,259	2.5%
Energy Efficiency
Other Energy Efficiency Portfolios	$668,736	$685,784	—%
Subtotal	$668,736	$685,784	—%
Secured Loans
Chaberton Loan	$2,247,962	$2,247,962	0.2%
Encore Loan	3,058,527	3,058,527	0.2%
Hudson Loan	4,984,650	4,984,650	0.3%
Hudson II Loan	4,227,098	4,227,098	0.3%
New Market Loan	5,008,070	5,008,070	0.3%
Shepherd's Run Loan	8,751,528	8,751,528	0.6%
SE Solar Loan	5,008,304	5,008,304	0.3%
Subtotal	$33,286,139	$33,286,139	2.2%
Investments in Money Market Funds
Allspring Treasury Plus Money Market Fund - Institutional Class	$16,823,110	$16,823,110	1.2%
Fidelity Government Portfolio - Class I	16,873,111	16,873,111	1.2%
First American Government Obligations Fund - Class X	16,823,111	16,823,111	1.2%
First American Government Obligations Fund - Class Z	50,000	50,000	—%
JPMorgan US Government Money Market Fund - Class L	16,823,111	16,823,111	1.2%
Subtotal	$67,392,443	$67,392,443	4.8%
Total	$1,292,072,217	$1,435,742,001	100%

The composition of the Company’s investments as of December 31, 2020, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage
Pacifica Portfolio	$8,839,235	$8,839,235	1.3%
Subtotal	$8,839,235	$8,839,235	1.3%
Biomass
Eagle Valley Biomass Portfolio	$23,236,352	$23,236,352	3.5%
Subtotal	$23,236,352	$23,236,352	3.5%
Commercial Solar
GEH Portfolio	$114,253,479	$124,637,707	18.9%
Magnolia Sun Portfolio	33,008,559	36,904,011	5.6%
Other Commercial Solar Portfolios	67,933,619	70,814,994	10.7%
Sego Lily Solar Portfolio	29,178,404	62,135,652	9.4%
Trillium Portfolio	83,219,738	105,913,033	16.0%
Subtotal	$327,593,799	$400,405,397	60.6%
Wind
Greenbacker Wind Holdings II Portfolio	$33,834,320	$35,839,967	5.4%
Greenbacker Wind - HoldCo Portfolio	73,244,891	75,013,771	11.4%
Greenbacker Wind Portfolio - Maine	12,704,196	23,758,084	3.6%
Other Wind Investments Portfolios	19,986,133	20,356,806	3.1%
Subtotal	$139,769,540	$154,968,628	23.5%
Other Investments
Other Portfolios	23,669,446	23,291,114	3.5%
Subtotal	$23,669,446	$23,291,114	3.5%
Energy Efficiency
Other Energy Efficiency Portfolios	$738,348	$741,581	0.1%
Subtotal	$738,348	$741,581	0.1%
Secured Loans
Encore Loan	$10,606,725	$10,606,725	1.6%
Hudson Loan	6,021,402	6,021,402	0.9%
Hudson II Loan	3,923,873	3,923,873	0.6%
New Market Loan	5,007,350	5,007,350	0.8%
SE Solar Loan	5,005,244	5,005,244	0.8%
TUUSSO Loan	6,763,096	6,763,096	1.0%
Subtotal	$37,327,690	$37,327,690	5.7%
Investments in Money Market Funds
Fidelity Government Portfolio - Class I	$10,100,000	$10,100,000	1.5%
First American Government Obligations Fund - Class Z	1,072,720	1,072,720	0.2%
Invesco Government & Agency Portfolio - Institutional Class	7	7	—%
Subtotal	$11,172,727	$11,172,727	1.7%
Total	$572,347,137	$659,982,724	100%
Results of Operations
A discussion of the results of operations for the years ended December 31, 2021, 2020 and 2019 are as follows:
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

The timing and amount of dividend income to be distributed to the Company is determined on at least a quarterly basis by the Company. This process includes an analysis at the individual project entity level of the cash available from operations and necessary working capital needed for the proper daily operations of the project. As a general rule, the dividend income from our equity investments is recognized as income only when it is received by the Company, or expected to be received by the Company immediately after each quarter end, whereas the undistributed income is retained within the project entities (i.e., included in working capital of the project company) and is added to the carrying value of those investments on the balance sheet. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the years ended December 31, 2021, 2020 and 2019 totaled $28,631,462, $21,495,843 and $17,160,351, respectively, while interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees) amounted to $3,919,675, $2,934,059 and $1,602,354, respectively.
The increase in dividend income in the year ended December 31, 2021 from the year ended December 31, 2020 was primarily attributable to the acquisition of operating assets and completion of construction assets during the latter part of 2020 into 2021.
The increase in interest income for the year ended December 31, 2021 from the year ended December 31, 2020 was primarily attributed to the increase in our interest-bearing loans to unaffiliated entities.
During 2021, the fair value of our investments increased from $660 million as of December 31, 2020 to $1,436 million as of December 31, 2021, or a 117.5% increase. As of December 31, 2021, and December 31, 2020 we have approximately $384 million and $144 million in pre-operational and non-earning assets, respectively, which amounts to 20.2% and 13.4% of our gross investment amounts, respectively, and 26.6% and 26.0% of our net assets, respectively. We expect that the majority, but not all, of the assets that are currently pre-operational and non-earning to become revenue generating during 2022 and into 2024, but we also expect to continue to make new investments in projects prior to the commencement of construction. As noted above, the strategy of investing in projects prior to the commencement of construction results in an increase in costs with no immediate increase in dividend income from those projects.

Balance	December 31, 2021	December 31, 2020	December 31, 2019
Investments in controlled/affiliated and non-controlled/non-affiliated portfolios, at fair value	$1,368,349,558	$648,809,997	$475,175,871
Investments in money markets, at fair value	$67,392,443	$11,172,727	$4,984,621
Total investments, at fair value	$1,435,742,001	$659,982,724	$480,160,492
Notes payable balances of the Company and its operating entities	$421,053,561	$507,108,553	$261,850,711
Cash, cash equivalents and restricted cash	$121,863,392	$4,675,836	$4,081,470
Less: Note payable balance of the Company	$(82,151,509)	$(90,145,500)	$(71,990,467)

Gross Investment Amount	$1,896,507,445	$1,081,621,613	$674,102,206

Additional Metrics
Pre-operational and non-earning assets	$383,562,821	$144,404,286	$128,632,161
Pre-operational and non-earning assets as a % of gross investment amount	20.2%	13.4%	19.1%
Pre-operational and non-earning assets as a % of net assets	26.6%	26.0%	31.5%
Expenses
For the years ended December 31, 2021, 2020 and 2019, the Company incurred $38,784,760, $22,784,046, and $14,548,902 in operating expenses, respectively, including the management fees earned by the Advisor, which represents 3.50%, 4.86%, and 3.97% of average net assets, respectively.
For the years ended December 31, 2021, 2020 and 2019, the Advisor earned $21,940,099, $10,364,635 and $8,461,616 respectively, in management fees due to the increase in net assets most notably in 2021 due to the significant increase in capital raised. The consolidated financial statements reflect a $4,672,078, $4,571,927 and nil performance participation fee for the years ended December 31, 2021, 2020 and, 2019 based primarily on net unrealized appreciation on our investments.

Lastly, for the years ended December 31, 2021, 2020 and 2019, the Company generated a tax (benefit) from operations of $(9,050,004), $(7,161,831) and $(3,188,431), respectively. The benefit recorded within net investment income (loss) is mainly derived from net operating losses incurred by the Company.
For the years ended December 31, 2021, 2020 and 2019, net investment income (loss) was $2,655,809, $8,807,687 and $7,277,091, respectively, or $0.02, $0.16 and $0.17, respectively, per share.
The Company's expenses primarily relate to the payment of asset management fees under our advisory agreement with the Advisor as well as performance participation fees to the Special Unitholder. We also bear other expenses, which include, among other things:
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
Net Change in Realized and Unrealized Gain (Loss) on Investments, Foreign Currency Translation and Deferred Tax Assets
Net realized gain (loss) on investments, Net change in unrealized appreciation (depreciation) on Investments and Net change in unrealized appreciation (depreciation) on Foreign currency translation are reported separately on the Consolidated Statements of Operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
For the years ended 2021, 2020 and 2019, we recognized a realized (loss) gain of $(29,182), $7,830,550 and $12,915,738, respectively. The gain in 2020 related to the sale of the Greenbacker Residential Solar Portfolio I, Greenbacker Residential Solar Portfolio II, Sol Phoenix, Fremont, Gliden and East to West Portfolio assets. The gain in 2019 related to the sale of the following projects: Phoenix Portfolio, Fremont Portfolio, Enfinity Colorado DHA and the Raleigh Portfolio. A net change of $58,283,123, $46,596,822 and $22,302,164 of unrealized appreciation was recorded for the years ended December 31, 2021, 2020 and 2019, respectively, of which $56,023,470, $51,377,370 and $27,296,880, respectively of unrealized appreciation related to the change in value of investments, $10,727, $92,019 and $7,589, respectively of unrealized appreciation related to the change in value based upon changes in foreign currency exchange rates, and $2,248,926, $(4,872,567) and $(5,002,305) of unrealized appreciation (depreciation) related to the change in value of swap contracts.
The (provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts for the years ended December 31, 2021, 2020 and 2019 was $(9,050,004), $(7,161,831) and $(3,188,431), respectively. The provision is mainly derived from unrealized tax basis gains on the Company's investments offset by net operating losses incurred and investment tax credit carryforwards related to the Company's investments which, unlike for financial statement purposes under GAAP, are consolidated for tax purposes.
Changes in Net Assets from Operations
For the years ended December 31, 2021, 2020 and 2019, we recorded a net increase in net assets resulting from operations of $43,020,789, $44,705,715 and $32,033,020, respectively, or $0.34, $0.83 and $0.73, respectively, per share. The increase in net assets primarily relates to our net investment income earned during the year and unrealized appreciation related to the change in value of investments.
Dividend Coverage Ratio and Realized Gains
As further discussed below, towards the end of 2017, our Advisor began to observe an increase in the opportunities to participate in projects that were largely similar to our operating assets in terms of the long-term risks, but which had the potential for additional returns if we could manage some additional risks in the early stages of the investment lifecycle. As a result, we determined that we should expand our investment capabilities to include four basic investment categories: operating assets, commercial operation date, notice to proceed, and special situations. Since then, in addition to acquiring operating assets, a substantial portion of our investment activity consists of acquiring pre-operational assets which we then fund through construction until such time as the assets are placed in service and start generating revenue. Depending on the circumstances, the construction process can take several months during which time we are not generating revenues from these investments, and are paying distributions on the capital raised to fund the investments. When determining the price to be paid for pre-operational assets, we perform a discounted cash flow analysis using conservative assumptions regarding the lifetime operating returns of the projects and incorporating the pre-operational period into our analysis. Through the construction period we continue to incur substantial operating expenses associated with owning and managing these investments, as well as pay distributions on the capital raised to fund the investments. Thus, from a near term financial perspective, the Company’s financial statements and overall dividend coverage ratio is negatively impacted.
An analysis of the effect of realized gains on the Company’s dividend coverage ratio is as follows:

Description	2021	2020	2019	2018	2017
Net investment income before taxes	$(6,233,623)	$1,645,856	$4,213,803	$9,681,310	$7,459,040
Shareholder distributions (total including DRP)	$71,114,670	$31,038,522	$25,884,100	$17,738,130	$11,403,610
Dividend coverage ratio (net investment income/total distributions)	(8.8)%	5.3%	16.3%	54.6%	65.4%
Realized (losses) gains	$(29,182)	$7,830,550	$12,915,738	$—	$694,000
Gross dividend coverage ratio (net investment income and realized gains/total shareholder distributions)	(8.8)%	30.5%	66.2%	54.6%	71.5%
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

Investment Company Accounting Considerations
Since the Company’s consolidated financial statements are prepared using the specialized accounting principles of ASC Topic 946, our Advisor produces an estimate of the fair market value of each of our investments quarterly. When valuing our investments under the income method, net operating earnings generated at the project level are included in our valuation models. While the valuation models take into account all revenue, Dividend income recorded from each of our project companies may be more or less than that included in our valuation models each period due to various cash flow considerations. As an example, since many of our projects are held in tax partnership structures, or in related entities with bank-financed project-level debt, the Company may be contractually limited in its ability to make dividend distributions from project companies to the Company. Since project entities are not consolidated with the Company under ASC Topic 946, in many cases not all net income from operations earned by a project company is distributed to the Company. While this non-distributed income is included in the calculation of fair market value and unrealized gain/loss on investments, it is not included in Net investment income on the Consolidated Statements of Operations, and therefore not included in our dividend coverage ratio.
Investing in Asset Classifications other than Operating Assets
We believe that the hallmark of a good investment strategy is the ability to take advantage of new opportunities and adjust to changing market conditions. Towards the end of 2017, our Advisor began to observe an increase in the opportunities to participate in projects that were largely similar to our operating assets in terms of the long-term risks, but which promised additional returns if we could manage some additional risks in the early stages of the investment lifecycle. As a result, we determined that we should expand our investment capabilities to include four basic investment categories:
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

4.Special Situations—We also determined there are market opportunities for selected projects driven by either technical or financial issues, either at the project or owner level, that can be relatively easily resolved by accessing the broad range of expertise we have in-house to deal with our day-to-day operations. Therefore, we determined that on a limited basis the Company would seek investments that had these characteristics, since by resolving the issues we have the potential to generate above-market returns.
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
2019
By December 31, 2019, total capital deployed in pre-operational and non-earning assets reached approximately $129 million which amounted to 31.5% of net assets, or 19.1% of the gross investment amount. In addition, Greenbacker Administration costs increased approximately $3 million year over year due to the increase in specialist headcount to manage the construction and operational risks associated with these investment initiatives. These increased costs directly reduced the operating cash flows from project-level entities that would otherwise have been available to distribute to the Company as dividend income. When these projects commenced operations, any increase in the fair value of the project was recognized as an unrealized gain on the Consolidated Statements of Operations, not as investment income. Thus, while costs incurred prior to operation reduce the dividend coverage ratio, any unrealized gains on the value of the project after reaching operations have no effect on the dividend coverage ratio.
2020
As of December 31, 2020, total capital deployed in pre-operational and non-earning assets reached approximately $144 million which amounts to 26.0% of net assets, or 13.4% of the gross investment amount. In addition, Greenbacker Administration costs continued to increase due to the increase in specialist headcount to manage the construction and operational risks associated with these investment initiatives. These increased costs directly reduced the operating cash flows from project-level entities that would otherwise have been available to distribute to the Company as dividend income. Consistent with 2019, as these projects commenced operations, any increase in the fair value of the project was recognized as an unrealized gain on the Consolidated Statements of Operations, not as investment income. Thus, while costs incurred prior to operation reduce the dividend coverage ratio, any unrealized gains on the value of the project after reaching operations have no effect on the dividend coverage ratio.
2021
As of December 31, 2021, total capital deployed in pre-operational and non-earning assets reached approximately $384 million which amounts to 26.6% of net assets, or 20.2% of the gross investment amount. Additionally, as a result of the significant capital raised during the year ended December 31, 2021, the Company has $67 million in investments in money market funds as of December 31, 2021, amounting to an additional 4.8% of our net assets, or 3.6% of our gross investment amounts. Any change in the fair value of the Company's investments, whether the projects are operating or pre-operational, is recognized as an unrealized gain on the Consolidated Statements of Operations, not as investment income. Thus, while costs incurred prior to operation reduce the dividend coverage ratio, any unrealized gains on the value of the project before or after reaching operations have no effect on the dividend coverage ratio. From a near-term financial perspective, the Company’s financial statements and overall dividend coverage ratio are negatively impacted.

Demonstrating Value Creation Through Selected Asset Sales
During 2019 and continuing into 2020, we engaged in a process of selling selected projects considered to be non-core investments, or for which there were compelling opportunities to sell at prices in excess of original cost. During the year ended December 31, 2021 the Company had no material sales or disposals.

During the year ended December 31, 2020, the Company sold two operating portfolios and a portion of another operating portfolio. A discussion of the acquisition and sale process for two operating portfolios sold in 2020 are as follows:
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
Commercial Solar Portfolios
GEH Portfolio
Origination Process. In February 2015, the Company purchased a portfolio of 13 commercial solar systems located in various states across the US from MP2 Capital and Blu Leaf Ventures, which we subsequently described as the “East to West Assets” included in the GEH Portfolio. These assets consisted of two 2.0 MW commercial solar systems located in North Carolina. Then in December 2015 the Company purchased a portfolio of two commercial solar systems from Heelstone Energy, LLC, including one 5.0 MW system located in North Carolina, which was also added to the GEH Portfolio. All three projects were placed in service from 2011 to 2013, and sold 100% of the power produced to Duke Energy, an investment grade offtaker, through 15-20-year PPAs. The projects were accumulated as part of the process of adding affordable operating solar projects with solid offtakers to our portfolio in the very early phases of our investment activity.
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
Enfinity Colorado DHA Portfolio
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

Portfolio	Cost Basis of Investment	Sale Price	Realized Gain (Loss)	Realized Gain (Loss)/Cost
Greenbacker Residential Solar Portfolios*	$34,604,189	$42,891,241	$8,287,052	23.9%
GEH Portfolio	$12,659,419	$11,084,803	$(1,574,616)	(12.4)%
Enfinity Colorado DHA Portfolio*	$6,288,864	$6,895,444	$606,580	9.6%
Raleigh Portfolio*	$21,022,194	$24,521,981	$3,499,787	16.6%
* Updated for final proceeds after net working capital true-up calculations.
Electricity Production by Our Investments
Between 2019 through the end of 2021, we observed 140% growth in annual total megawatt hours (“MWh”) production output across our solar, wind, and biomass energy projects in our investment portfolio, resulting in a corresponding growth of revenues earned by our investments. This growth was due in large part to the increase in the capital we deployed in commercial solar and wind projects while increasing the diversification of our portfolio geographically, technologically and across various investment-grade offtakers.
Our strategy of purchasing distributed generation and opportunistic utility-scale projects where we benefit from less competition from large capital providers and existing relationships with developers who expand their projects to larger scale continues to enable us to build a highly diversified portfolio. While buying and operating smaller projects creates a lot of challenges versus buying large single projects, we see significant benefits in terms of the investment return potential, the ability to buy pipelines of deals from developers, and the overall scalability of the asset class, where solar and wind projects can be purchased to match capital inflows.
The most significant growth by segment over the last three years was in wind, with a 197% increase in MWh production. This increase is largely due to the acquisition of two operating wind projects located in Minnesota, which are included in the Other Wind Investments Portfolios, as well as certain wind projects included in the Sego Lily - Wind Portfolio that reached operations in 2021. Commercial solar achieved an increase of 137% in MWh production over the last three years. This increase is largely due to the increase in assets within the Trillium portfolio. Also, at the end of 2021, we had 98 commercial solar assets under construction, which are expected to increase in value as a result of the growth in production and revenues of our portfolio in 2022 and beyond.
For the year ended December 31, 2021, and December 31, 2020, the total MWh produced across all renewable energy projects in our portfolio were 1,479,921 MWh and 990,891 MWh, respectively, an increase of 49%. The most significant growth by segment for the year ended 2021 as compared to the year ended 2020 was commercial solar. The year-over-year increase of 102% was largely due to the Turquoise Solar and GB Solar TE 2020 projects, both included in Other Commercial Solar Portfolios, as well as the remaining projects included in the Trillium Portfolio becoming operational during the period.

MWh by Segment	2021	2020	2019
Commercial Solar	580,148	287,867	245,015
Residential Solar	182	4,058	32,934
Wind	804,558	606,725	271,118
Biomass	95,033	92,241	67,892
Total	1,479,921	990,891	616,959
Offering Prices of Our Shares
The Company's shares had been offered at the following prices, based on the then current net asset value determination through the period ending September 2020. Commencing as of October 1, 2020, the offering prices were determined monthly, as opposed to quarterly, and were based upon the Monthly Share Value. The offering prices since inception, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A		P-I	P-S	P-T	P-D
25-Apr-14	4-Nov-15	$10.00	$9.58	$9.19	N/A		N/A	N/A	N/A	N/A
5-Nov-15	4-Feb-16	$10.02	$9.60	$9.21	N/A		N/A	N/A	N/A	N/A
5-Feb-16	5-May-16	$10.05	$9.62	$9.23	N/A		N/A	N/A	N/A	N/A
6-May-16	3-Aug-16	$10.07	$9.64	$9.25	$9.59		$8.81	N/A	N/A	N/A
4-Aug-16	6-Nov-16	$10.23	$9.79	$9.39	$9.79		$8.95	N/A	N/A	N/A
7-Nov-16	7-Feb-17	$10.28	$9.58	$9.45	$9.78		$8.83	N/A	N/A	N/A
8-Feb-17	4-May-17	$10.22	$9.53	$9.39	$9.70		$8.76	N/A	N/A	N/A
5-May-17	17-May-17	$10.17	$9.48	$9.34	$9.70		$8.69	N/A	N/A	N/A
18-May-17	3-Aug-17	$9.74	$9.07	$8.94	$9.70		$8.69	N/A	N/A	N/A
4-Aug-17	2-Nov-17	$9.72	$9.08	$8.93	N/A		$8.73	N/A	N/A	N/A
3-Nov-17	5-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75	N/A	N/A	N/A
6-Feb-18	6-May-18	$9.78	$9.09	$8.98	$9.65	*	$8.81	N/A	N/A	N/A
7-May-18	2-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84	N/A	N/A	N/A
3-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90	N/A	N/A	N/A
1-Nov-18	6-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89	N/A	N/A	N/A
7-Feb-19	6-May-19	$9.63	$9.01	$8.84	$9.50	**	$8.76	N/A	N/A	N/A
7-May-19	1-Aug-19	N/A	N/A	N/A	N/A		$8.76	N/A	N/A	N/A
2-Aug-19	8-Nov-19	N/A	N/A	N/A	N/A		$8.77	N/A	N/A	N/A
9-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93	N/A	N/A	N/A
20-Mar-20	18-May-20	N/A	N/A	N/A	N/A		$8.90	N/A	N/A	N/A
19-May-20	20-Aug-20	N/A	N/A	N/A	N/A		$8.95	N/A	N/A	N/A
21-Aug-20	1-Nov-20	N/A	N/A	N/A	N/A		$9.02	N/A	N/A	N/A
2-Nov-20	31-Jan-21	N/A	N/A	N/A	$9.42	**	$9.02	$9.57	$9.60	$9.30
1-Feb-21	26-Feb-21	N/A	N/A	N/A	$9.38		$8.96	$9.00	$9.53	$9.24
1-Mar-21	31-Mar-21	N/A	N/A	N/A	$9.44		$9.02	$9.00	$9.53	$9.24
1-Apr-21	30-Apr-21	N/A	N/A	N/A	$9.47		$9.02	$9.01	$9.53	$9.24
3-May-21	31-May-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
1-Jun-21	30-Jun-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
1-Jul-21	1-Aug-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
2-Aug-21	31-Aug-21	N/A	N/A	N/A	$9.44		$8.91	$8.97	$9.54	$9.19
1-Sep-21	30-Sep-21	N/A	N/A	N/A	$9.44		$8.91	$8.97	$9.54	$9.19
1-Oct-21	31-Oct-21	N/A	N/A	N/A	$9.44		$8.91	$8.97	$9.54	$9.19
1-Nov-21	30-Nov-21	N/A	N/A	N/A	$9.33		$8.80	$8.85	$9.41	$9.09
1-Dec-21	31-Dec-21	N/A	N/A	N/A	$9.33		$8.80	$8.85	$9.41	$9.09
3-Jan-22	31-Jan-22	N/A	N/A	N/A	$9.33		$8.80	$8.85	$9.41	$9.09
1-Feb-22	28-Feb-22	N/A	N/A	N/A	$9.32		$8.80	$8.86	$9.40	$9.07
1-Mar-22	—	N/A	N/A	N/A	$9.32		$8.80	$8.86	$9.40	$9.07
*    Effective April 16, 2018
**    Ceased February 8, 2019 and recommenced as of November 2, 2020
Liquidity and Capital Resources
As of December 31, 2021, and December 31, 2020, the Company had $92,179,779 and $4,675,836, respectively, in cash. Our current cash balance is generally reflective of the cash necessary to fund normal operations. In 2022, we anticipate continuing to (1) increase our draw on current financing facilities; (2) enter into new financing arrangements and (3) raise additional equity through our current private placement. We use our cash and additional liquidity facilities to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash have generally consisted of:
•the net proceeds from the offering;
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
Operating entities of the Company, which are accounted for as investments using fair value in the Company’s consolidated financial statements under ASC 820, had approximately $338,902,052 and $416,963,053 in outstanding notes payable collateralized by certain assets and membership interests in limited liability companies included in the Eagle Valley Biomass, Greenbacker Wind - HoldCo, GEH, Greenbacker Wind Holdings II, Other Commercial Solar, Trillium and Other Portfolios as of December 31, 2021 and December 31, 2020, respectively.
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
On June 20, 2019, the Company, through GREC HoldCo, entered into an Amended and Restated Credit Agreement with the lenders party thereto and Fifth Third Bank, as administrative agent, sole lead arranger, sole lead bookrunner and swap counterparty. The new credit facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects that act as collateral for the Credit Facility, of which approximately $58.3 million was drawn down at closing. In November 2020, the Company, through GREC HoldCo, entered into the Second Amended and Restated Credit Agreement, which amends the New Credit Facility to make available a non-revolving line of Credit Facility that will convert into a term loan facility and a letter of Credit Facility. The commitments of the lenders aggregate to $97,822,841 between existing term loans, future committed loans and letters of credit, of which approximately $90.7 million was drawn down at closing. The New Credit Facility allowed for additional drawdowns through November 25, 2021, at which point the outstanding loans converted to an additional term loan that matures on June 20, 2025.
The Company used the net proceeds of borrowings under the New Credit Facility for investment in additional alternative energy power generation assets that are anticipated to become projects and for other general corporate purposes. Loans made under the New Credit Facility bear interest at 1.75% in excess of the three-month LIBOR. Prior to the New Credit Facility converting to a term loan, quarterly commitment fees on the average daily unused portion of the Credit Facility were payable at a rate per annum of 0.50%.
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
Regarding the Credit Facility, the Company has entered into five separate interest rate swap agreements as economic hedges. The first swap, with a trade date of June 15, 2017, an effective date of June 30, 2018 and an initial notional amount of $20,900,650, was used to swap the floating-rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.26%. The second swap, with a trade date of January 11, 2018, an effective date of December 31, 2018 and an initial notional amount of $29,624,945 was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The third swap, with a trade date of February 7, 2018, an effective date of December 31, 2018 and an initial notional amount of $4,180,063, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fourth swap, with a trade date of January 2, 2019, an effective date of September 30, 2019 and an initial notional amount of $38,203,507, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%. The fifth swap, with a trade date of February 19, 2021, an effective date of February 26, 2021 and an initial notional amount of $7,068,965, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 1.64%.
If an event of default shall occur and be continuing under the New Credit Facility, the commitments under the New Credit Facility may be terminated and the principal amount outstanding under the New Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
On December 6, 2019, the Company entered into a $15,000,000 revolving letter of credit facility (“LC Facility”) agreement with Fifth Third Bank. On January 30, 2020, the LC Facility was amended to include an equipment loan, and the amount of $5.6 million was drawn down under the equipment facility loan. On March 18, 2020, a repayment of $1.9 million was made, reducing the outstanding balance of the equipment facility loan. On June 9, 2020, a repayment of the remaining outstanding balance occurred. In October 2020, the LC Facility agreement was amended to increase the aggregate principal amount to $22,500,000. On April 1, 2021, the LC Facility agreement was amended to maintain cash collateral in an amount equal to 100% of the outstanding obligation and the letter of credit fee was reduced from 2.25% to 0.75%. On June 3, 2021, the LC Facility agreement was amended to extend the maturity date to September 4, 2021. On September 3, 2021, the LC Facility agreement was amended to extend the maturity date to September 4, 2022. On September 28, 2021, the LC Facility agreement was amended to increase the aggregate principal amount to $32,500,000.
The weighted average interest rate including associated swap agreements and deferred financing costs on all notes payable outstanding at the Company’s operating entities was 4.45% for the year ended December 31, 2021.
The following table summarizes the notes payable balances of the Company and its investment entities for the year ended December 31, 2021, in addition to committed but undrawn funds on notes payable:

	Interest Rates
	Range	Weighted Average	Maturity Dates	December 31, 2021
Fixed rate notes payable	1.905% - 9.088%	3.15%	4/3/2023 - 9/29/2049	$35,727,885
Floating rate notes payable	2.243% - 4.692%	4.59%	6/30/2022 - 11/22/2027	385,325,676
				$421,053,561
The following table summarizes the notes payable balances of the Company and its investment entities for the year ended December 31, 2020, in addition to committed but undrawn funds on notes payable:

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
				$507,108,553
The principal payments due on the notes payable for the Company and its investment entities for each of the next five years ending December 31, and thereafter, including amounts expected to be drawn down on existing commitments, are as follows:

Year ending December 31	Principal Payments
2022	$29,954,014
2023	22,800,311
2024	22,813,223
2025	87,982,692
2026	17,240,941
Thereafter	240,262,380
$421,053,561
In the future, we expect that our ongoing sources of financing will be through corporate-level credit facilities or other secured and unsecured borrowings. In addition, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. Other sources of capital may include tax equity financings, whereby an investor receives an allocation of tax benefits as well as cash distribution.
Tax equity investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the tax equity investors achieve their agreed-upon rate of return, they may be entitled to a portion of the applicable project’s operating cash flow, as well as substantially all of the project’s ITCs, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the tax equity investors reach their target return between five and 10 years after the applicable project achieves commercial operation.
As a result, a tax equity financing may substantially reduce the cash distributions from the applicable project, and the period during which the tax equity investors receive most of their cash distributions may last longer than expected if the portfolio company’s energy projects perform below our expectations. While the terms of a tax equity financing may cause cash to be diverted away from the Company to the tax equity investor for certain periods specified in the financing arrangement (often five to 10 years, measured from commencement of the tax equity financing), then we expect to couple investments where cash is so restrained with other cash-flowing investments so as to provide cash for distributions to investors.
Hedging Activities
Regarding the Credit Facility, the Company has entered into five separate interest rate swap agreements as economic hedges. The first swap, with a trade date of June 15, 2017, an effective date of June 30, 2018 and an initial notional amount of $20,900,650, was used to swap the floating-rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.26%. The second swap, with a trade date of January 11, 2018, an effective date of December 31, 2018 and an initial notional amount of $29,624,945 was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The third swap, with a trade date of February 7, 2018, an effective date of December 31, 2018 and an initial notional amount of $4,180,063, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fourth swap, with a trade date of January 2, 2019, an effective date of September 30, 2019 and an initial notional amount of $38,203,507, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%. The fifth swap, with a trade date of February 19, 2021, an effective date of February 26, 2021 and an initial notional amount of $7,068,965, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 1.64%.

During December 2021, the Company entered into an agreement with Canadian Imperial Bank of Commerce for the purpose of hedging our investment in a pre-operating solar facility that the Company has contracted to acquire. The derivative instrument has a trade date of December 15, 2021, an effective date of March 31, 2024 and an initial notional amount of $284,692,696. The fixed rate is 1.604%. Per the terms of the agreement, the swap is contingent on the transaction closing. While the transaction has not yet closed, in order to lock in the terms, the Company made a payment for the amount of $5,000,000 to be maintained as cash collateral. As of December 31, 2021, this cash collateral is recorded in Other assets in the Consolidated Statements of Assets and Liabilities.

The Company's investment in the Canadian Northern Lights asset, included in Other Commercial Solar Portfolios, is located in and around Toronto, Ontario, Canada. As a result, we have foreign currency risk related to our revenue and operating expenses, which are denominated in Canadian Dollars as opposed to U.S. Dollars. While we are currently of the opinion that the currency fluctuation between the Canadian and U.S. Dollar will not have a material impact on our operating results, we may in the future hedge this risk through the use of currency swap transactions or other financial instruments if the impact on our results of operations becomes material.
Contractual Obligations
While the Company does not include a contractual obligations table herein, as all obligations of the Company are short term, we have included the following information related to commitments of the Company to further assist investors in understanding our outstanding commitments.
Advisory Agreement
GCM, a private firm that is registered as an investment adviser under the Advisers Act, serves as our Advisor. Under the direction of our Board of Directors, GCM manages our day-to-day operations and provides advisory and management services to us. The advisory agreement was previously approved by our Board of Directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for successive one-year periods if approved annually by a majority of our independent directors. The advisory agreement was amended and restated and approved by the Board of Directors in May 2021 with an effective date of July 1, 2021 through April 30, 2022.
Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our Board of Directors, as appropriate. If GCM retains any sub-advisor, our Advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our Advisor will oversee the performance of any sub-advisor, our Advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of December 31, 2021, no sub-advisors have been retained by GCM to assist it in performing its responsibilities under the advisory agreement.
We pay GCM a base management fee for advisory and management services. Through June 30, 2021, the base management fee was calculated at a monthly rate of 0.167% (2.00% annually) of our gross assets up to $800,000,000 (including amounts borrowed). The base management fee monthly rate is 0.14583% (1.75% annually) for gross assets from $800,000,001 to $1,500,000,000 and 0.125% (1.50% annually) for gross assets greater than $1,500,000,000. The Special Unitholder, an entity affiliated with our Advisor, will hold the special unit in our Company, entitling it to a performance participation fee, as well as a liquidation performance participation fee, payable upon a listing or a liquidation.
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
Administration Agreement
Greenbacker Administration serves as our Administrator. Since commencement of operations, Greenbacker Administration delegated certain of its accounting-related administrative functions to U.S. Bancorp Fund Services, LLC (doing business as “U.S. Bank Global Fund Services”). Greenbacker Administration may enter into similar arrangements with other third-party administrators, including with respect to fund accounting and administrative services. Greenbacker Administration performs certain asset management, construction management, compliance and oversight services, as well as asset accounting and administrative services, for many of the Company’s investments. The fee for these services is billed at cost to the Company’s individual investments. During the year ended December 31, 2021, the Company incurred $13,198,810 of fees for these services. During the year ended December 31, 2020, the Company incurred $7,289,176 of fees for these services. Such fees are recorded as a reduction to Dividend income in the Consolidated Statements of Operations.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries

Borrowings under the GREC EH Credit Facilities are secured by the assets, cash, agreements and equity interests in GREC HoldCo and its subsidiaries. The LLC and GREC are guarantors of GREC HoldCo’s obligations under the GREC EH Credit Facilities. Pursuant to various loan agreements between the operating entities of the Company and various lenders, the operating entities have pledged all operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans, with maturity dates ranging from June 2022 through September 2049. The amount of the unsecured guaranty on the outstanding principal of the GREC EH Credit Facility is approximately $82.2 million as of December 31, 2021.
Investment in To-Be-Constructed Assets
Pursuant to various engineering, procurement and construction contracts to which 42 entities of the Company are individually a party, the entities, and indirectly the Company, has committed an outstanding balance of approximately $540.2 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2022 into 2024. In addition, pursuant to various membership interest purchase agreements to which the Company’s operating entities are individually a party, the operating entities, and indirectly the Company, have committed an outstanding balance of approximately $1,038.2 million as of December 31, 2021 to complete the closing pursuant to all conditions being met under the membership interest purchase agreements. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Renewable Energy Credit
For certain solar and wind power systems in the GEH, Other Commercial Solar, Greenbacker Wind Holdings II, Greenbacker Wind - HoldCo and Trillium Portfolios (the “Portfolios”), the Company has received incentives in the form of RECs. In certain cases, the Portfolios have entered into fixed-price, fixed volume forward sale transactions to monetize these RECs for specific entities. If we are unable to satisfy the transaction requirements due to lack of production, we may have to purchase RECs on the spot market and/or pay specified replacement cost damages. Based upon current production projections, we do not expect a requirement to purchase RECs to fulfill our current REC sales contracts. If RECs earned by the Portfolios are not sold on a forward basis, they are sold in the spot market, with revenue recorded in the accounts of the underlying investment when received.
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
If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of December 31, 2021, GREC and/or the Company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of December 31, 2021.
Pledge of Parent Company Guarantees
Pursuant to various contracts in which the Company has provided a parent company guarantee, excluding those discussed above, the operating entities, and indirectly the Company, has committed $114 million in unsecured guarantees, in the event of a default at the underlying entity as of December 31, 2021.
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
Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Cash from operations	$—	$1,645,856	$4,213,803
Offering proceeds	55,097,266	22,149,268	14,393,447
Total cash distributions	$55,097,266	$23,795,124	$18,607,250
The Company expects to continue to fund distributions from a combination of cash from operations as well as other external financing sources. Due to the Company’s change in investment portfolio composition to include a greater percentage of pre-operational assets, a significant amount of distributions will continue to be funded from other external financing sources.
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
345 Park Avenue
New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors Greenbacker Renewable Energy Company LLC:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Greenbacker Renewable Energy Company LLC and Subsidiaries (the Company), including the consolidated schedules of investments as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of
December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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
March 30, 2022

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2021	December 31, 2020
ASSETS
Investments in controlled/affiliated portfolios, at fair value (cost of $1,191,393,635 and $523,846,720, respectively)	$1,335,063,419	$611,482,307
Investments in non-controlled/non-affiliated portfolios, at fair value (cost of $33,286,139 and $37,327,690, respectively)	33,286,139	37,327,690
Investments in money market funds, at fair value (cost of $67,392,443 and $11,172,727, respectively)	67,392,443	11,172,727
Cash and cash equivalents	92,179,779	4,675,836
Restricted cash	29,683,613	—
Shareholder contribution receivable	2,052,750	6,418,454
Dividend receivable	10,481,202	7,181,629
Investment sales receivable	69,994	4,759,184
Return of capital receivable	654,622	2,159,762
Other assets**	11,695,159	3,198,872
Total assets	$1,582,559,120	$688,376,461

LIABILITIES
Swap contracts, at fair value	$7,501,983	$9,750,909
Deferred tax liabilities, net of allowance	26,707,096	17,868,138
Payable for investments purchased	1,037,461	4,451,570
Term note payable, net of financing costs	79,413,622	86,501,654
Management fee payable	2,271,687	1,055,600
Performance participation fee payable	3,359,269	3,540,052
Accounts payable and accrued expenses	2,298,343	590,404
Due to Advisor	607,610	1,751
Shareholder distributions payable	7,930,813	2,984,521
Payable for repurchases of common stock	7,493,978	5,948,128
Deferred sales commission payable	4,626,626	131,875
Total liabilities	$143,248,488	$132,824,602

Commitments and contingencies (Note 10. Commitments and Contingencies)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$—	$—
Common stock, par value, $.001 per share, 350,000,000 authorized; 165,387,519 and 62,870,347 shares issued and outstanding, respectively	165,388	62,870
Paid-in capital in excess of par value	1,468,107,899	550,896,111
Accumulated (losses) gains*	(28,962,655)	4,592,878
Total common members’ equity	1,439,310,632	555,551,859
Special unitholder’s equity	—	—
Total members’ equity (net assets)	1,439,310,632	555,551,859
Total liabilities and equity	$1,582,559,120	$688,376,461

Net assets, Class A (shares outstanding of 16,580,558 and 16,844,129, respectively)	$137,994,947	$144,978,110
Net assets, Class C (shares outstanding of 2,741,963 and 2,734,661, respectively)	22,290,310	22,836,128
Net assets, Class I (shares outstanding of 6,449,493 and 6,526,001, respectively)	53,665,823	56,156,327
Net assets, Class P-A (shares outstanding of 783,593 and 55,264, respectively)	6,721,670	480,799
Net assets, Class P-D (shares outstanding of 198,548 and nil, respectively)	1,747,603	—
Net assets, Class P-I (shares outstanding of 92,069,013 and 36,710,292, respectively)	810,046,418	331,100,495
Net assets, Class P-S (shares outstanding of 46,324,757 and nil, respectively)	404,803,246	—
Net assets, Class P-T (shares outstanding of 239,594 and nil, respectively)	2,040,615	—
Total common members’ equity	$1,439,310,632	$555,551,859
*Accumulated deficit, accumulated net realized gain on investments, and accumulated unrealized appreciation on investments, net of deferred taxes, foreign currency translation, and swap contracts are included in accumulated gains (losses).
**As of December 31, 2021, Other assets includes $5,000,000 of cash collateral associated with a derivative instrument.
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$28,631,462	$21,495,843	$17,160,351
Interest income	—	4,579	13,060
Total investment income from controlled, affiliated investments	$28,631,462	$21,500,422	$17,173,411

Investment income from non-controlled, non-affiliated investments:
Interest income	3,919,675	2,929,480	1,589,294
Total investment income	$32,551,137	$24,429,902	$18,762,705
Operating expenses:
Management fee expense	21,940,099	10,364,635	8,461,616
Audit and tax expense	1,812,189	1,534,984	1,156,874
Interest and financing expenses	2,988,749	3,019,833	2,812,802
General and administration expenses	658,439	335,912	239,202
Performance participation fee	4,672,078	4,571,927	—
Legal expenses	535,759	560,684	351,128
Directors fees and expenses	432,860	387,249	398,845
Insurance expense	295,958	159,237	161,610
Transfer agent expense	701,321	529,124	477,198
Other expenses*	4,747,308	2,068,063	489,627
Operating expenses before performance participation fee waiver	38,784,760	23,531,648	14,548,902
Performance participation fee waiver	—	(747,602)	—
Total operating expenses, net of performance participation fee waiver	38,784,760	22,784,046	14,548,902
Net investment income before taxes	(6,233,623)	1,645,856	4,213,803
(Benefit from) income taxes	(9,050,004)	(7,161,831)	(3,188,431)
Franchise tax expense	160,572	—	125,143
Net investment income	2,655,809	8,807,687	7,277,091

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized gain (loss) on investments	(29,182)	7,830,550	12,915,738
Net change in unrealized appreciation (depreciation) on:
Investments	56,023,470	51,377,370	27,296,880
Foreign currency translation	10,727	92,019	7,589
Swap contracts	2,248,926	(4,872,567)	(5,002,305)
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(17,888,961)	(18,529,344)	(10,461,973)
Net increase in net assets resulting from operations	43,020,789	44,705,715	32,033,020
Net decrease in net assets attributed to special unitholder	—	(1,154,308)	(5,270,670)
Net increase in net assets attributed to common members	$43,020,789	$43,551,407	$26,762,350

Common stock per share information —basic and diluted:
Net investment income	$0.02	$0.16	$0.17
Net increase in net assets attributed to common members	$0.34	$0.81	$0.61
Weighted average common shares outstanding	126,458,860	54,057,620	43,788,187
*For the years ended December 31, 2021, 2020 and 2019, Other expenses includes $2,024,070, $1,702,655, and $229,731 of net realized losses on swap contracts, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the Years Ended December 31, 2019, 2020 and 2021

	Common Members
	Shares	Par Value	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Accumulated Net Realized Gain on Investments	Accumulated Unrealized Appreciation (Depreciation) on Investments, Net of Deferred Taxes	Accumulated Unrealized Appreciation (Depreciation) on Foreign Currency Translation	Accumulated Unrealized Appreciation (Depreciation) on Swap Contracts	Common Members’ Equity	Special Unitholder	Total Members’ Equity (Net Assets)
Balances as of December 31, 2018	37,003,502	$37,004	$321,741,819	$(19,870,206)	$698,460	$10,458,111	$(208,579)	$123,962	$312,980,571	$1,797,138	$314,777,709
Proceeds from issuance of common stock, net	11,086,672	11,087	97,330,310	—	—	—	—	—	97,341,397	—	97,341,397
Issuance of common stock under distribution reinvestment plan	784,496	784	6,751,893	—	—	—	—	—	6,752,677	—	6,752,677
Repurchases of common stock	(985,060)	(985)	(8,521,405)	—	—	—	—	—	(8,522,390)	—	(8,522,390)
Offering costs	—	—	(690,848)	—	—	—	—	—	(690,848)	—	(690,848)
Shareholder distributions	—	—	—	(25,884,105)	—	—	—	—	(25,884,105)	—	(25,884,105)
Distributions to Special Unitholder	—	—	—	—	—	—	—	—	—	(170,000)	(170,000)
Net investment income	—	—	—	7,277,091	—	—	—	—	7,277,091	—	7,277,091
Net realized gain on investments	—	—	—	—	11,265,324	—	—	—	11,265,324	1,650,414	12,915,738
Net change in unrealized appreciation on investments	—	—	—	—	—	22,676,163	—	—	22,676,163	4,620,717	27,296,880
Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	7,589	—	7,589	—	7,589
Net change in unrealized depreciation on swap contracts	—	—	—	—	—	—	—	(4,001,844)	(4,001,844)	(1,000,461)	(5,002,305)
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(10,461,973)	—	—	(10,461,973)	—	(10,461,973)
Balances as of December 31, 2019	47,889,610	47,890	416,611,769	(38,477,220)	11,963,784	22,672,301	(200,990)	(3,877,882)	408,739,652	6,897,808	415,637,460
Proceeds from issuance of common stock, net	16,168,757	16,167	144,779,086	—	—	—	—	—	144,795,253	—	144,795,253
Issuance of common stock under distribution reinvestment plan	774,551	775	6,646,246	—	—	—	—	—	6,647,021	—	6,647,021
Repurchases of common stock	(1,962,300)	(1,962)	(17,139,240)	—	—	—	—	—	(17,141,202)	—	(17,141,202)
Proceeds from shares transferred	(271)	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	(1,750)	—	—	—	—	—	(1,750)	—	(1,750)
Shareholder distributions	—	—	—	(31,038,522)	—	—	—	—	(31,038,522)	—	(31,038,522)
Distributions to Special Unitholder	—	—	—	—	—	—	—	—	—	(8,052,116)	(8,052,116)
Net investment income	—	—	—	8,807,687	—	—	—	—	8,807,687	—	8,807,687
Net realized gain on investments	—	—	—	—	6,177,848	—	—	—	6,177,848	1,652,702	7,830,550
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	51,616,418	—	—	51,616,418	(239,048)	51,377,370
Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	92,019	—	92,019	—	92,019
Net change in unrealized depreciation on swap contracts	—	—	—	—	—	—	—	(4,613,221)	(4,613,221)	(259,346)	(4,872,567)
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(18,529,344)	—	—	(18,529,344)	—	(18,529,344)
Balances as of December 31, 2020	62,870,347	62,870	550,896,111	(60,708,055)	18,141,632	55,759,375	(108,971)	(8,491,103)	555,551,859	—	555,551,859
Proceeds from issuance of common stock, net	103,638,424	103,638	928,182,804	—	—	—	—	—	928,286,442	—	928,286,442
Issuance of common stock under distribution reinvestment plan	1,418,253	1,418	12,289,558	—	—	—	—	—	12,290,976	—	12,290,976
Repurchases of common stock	(2,538,197)	(2,538)	(22,201,916)	—	—	—	—	—	(22,204,454)	—	(22,204,454)
Proceeds from shares transferred	(1,308)	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	(1,058,658)	—	—	—	—	—	(1,058,658)	—	(1,058,658)
Deferred sales commissions	—	—	—	(5,461,652)	—	—	—	—	(5,461,652)	—	(5,461,652)
Shareholder distributions	—	—	—	(71,114,670)	—	—	—	—	(71,114,670)	—	(71,114,670)
Net investment income	—	—	—	2,655,809	—	—	—	—	2,655,809	—	2,655,809
Net realized (loss) on investments	—	—	—	—	(29,182)	—	—	—	(29,182)	—	(29,182)
Net change in unrealized appreciation on investments	—	—	—	—	—	56,023,470	—	—	56,023,470	—	56,023,470
Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	10,727	—	10,727	—	10,727
Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	2,248,926	2,248,926	—	2,248,926
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(17,888,961)	—	—	(17,888,961)	—	(17,888,961)
Balances as of December 31, 2021	165,387,519	$165,388	$1,468,107,899	$(134,628,568)	$18,112,450	$93,893,884	$(98,244)	$(6,242,177)	$1,439,310,632	$—	$1,439,310,632
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Operating activities
Net increase in net assets from operations	$43,020,789	$44,705,715	$32,033,020
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Amortization of deferred financing costs	905,959	576,464	226,742
Gross funding of new or existing investments	(1,113,729,511)	(395,034,767)	(353,585,860)
Return of capital	440,266,245	212,742,142	161,551,945
Proceeds from principal payments and sales of investments	9,928,720	67,958,438	64,254,366
Purchase of money market funds, net	(56,219,716)	(6,188,106)	29,337,280
Net realized (gain) loss on investments	29,182	(7,830,550)	(12,915,738)
Net change in unrealized appreciation on investments	(56,023,470)	(51,377,370)	(27,296,880)
Net change in unrealized appreciation on foreign currency translation	(10,727)	(92,019)	(7,589)
Net change in unrealized (appreciation) depreciation on swap contracts	(2,248,926)	4,872,567	5,002,305
Deferred tax expense	8,838,958	11,367,513	7,273,542
(Increase) decrease in other assets:
Receivable for investments sold	4,689,190	17,254,307	(22,013,491)
Receivable for return of capital	1,505,140	(2,159,762)	—
Dividend receivable	(3,299,573)	(6,560,783)	(132,846)
Other assets	(8,496,287)	(2,587,312)	(410,486)
Increase (decrease) in other liabilities:
Payable for investments purchased	(3,414,109)	(3,050,697)	7,493,366
Management fee payable	1,216,087	782,618	(315,179)
Performance participation fee payable	(180,783)	3,540,052	—
Accounts payable and accrued expenses	1,707,939	159,231	(299,509)
Net cash (used in) operating activities	(731,514,893)	(110,922,319)	(109,805,012)

Financing activities
Borrowings on credit facility and term note	—	34,736,220	55,580,682
Paydowns on credit facility and term note	(7,993,991)	(16,584,956)	(14,255,676)
Payments of financing costs	—	(1,116,629)	(2,192,009)
Proceeds from issuance of shares of common stock, net	933,869,472	139,553,538	97,025,448
Distributions paid	(55,097,266)	(23,795,124)	(18,607,250)
Offering costs	(452,799)	—	(710,029)
Deferred sales commission	(966,901)	—	—
Repurchases of common stock	(20,656,066)	(13,224,248)	(7,585,418)
Distribution to Special Unitholder	—	(8,052,116)	(170,000)
Net cash provided by financing activities	848,702,449	111,516,685	109,085,748
Net increase (decrease) in cash and cash equivalents	117,187,556	594,366	(719,264)
Cash, cash equivalents and restricted cash, beginning of period	4,675,836	4,081,470	4,800,734
Cash, cash equivalents and restricted cash, end of period	$121,863,392	$4,675,836	$4,081,470

Reconciliation of cash, cash equivalents and restricted cash per the Consolidated Statements of Assets and Liabilities
Cash and cash equivalents	$92,179,779	$4,675,836	$3,652,218
Restricted cash	29,683,613	—	429,252
Total cash, cash equivalents and restricted cash	$121,863,392	$4,675,836	$4,081,470

Supplemental disclosure of cash flow information
Cash interest paid during the period	$1,659,715	$3,289,568	$1,360,409
Shareholder contribution receivable from sale of common stock	$2,052,750	$6,418,454	$650,000
Due to Advisor for offering costs	$607,610	$1,751	$—
Deferred sales commission payable	$4,626,626	$131,875	$56,483
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
December 31, 2021

Investments in controlled/affiliated portfolios (f)	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States - Not readily marketable

Battery Storage			100% Ownership	$11,288,841	$10,747,811	0.7%
Pacifica Portfolio (e)				$11,288,841	$10,747,811	0.7%
Total Battery Storage - 0.7%

Biomass
Eagle Valley Biomass Portfolio			100% Ownership	$24,533,222	$17,184,912	1.2%
Total Biomass - 1.2%				$24,533,222	$17,184,912	1.2%

Commercial Solar
Celadon Portfolio (e)			100% Ownership or Managing Member, Equity Owner	$165,129,450	$187,410,880	13.0%
GEH Portfolio (e)			100% Ownership or Managing Member, Equity Owner	150,463,205	157,925,117	11.0%
Ponderosa Portfolio (e)			100% Ownership	49,514,975	59,577,751	4.1%
Sego Lily - Solar Portfolio (e)			100% Ownership or Managing Member, Equity Owner	107,621,275	122,272,431	8.5%
Trillium Portfolio			Managing Member, Equity Owner	74,764,309	101,432,185	7.0%
Other Commercial Solar Portfolios (d)(e)			100% Ownership or Managing Member, Equity Owner or Equity Owner	250,865,362	302,548,767	21.0%
Total Commercial Solar - 64.6%				$798,358,576	$931,167,131	64.6%

Wind
Sego Lily - Wind Portfolio			Managing Member, Equity Owner	$117,410,390	$140,965,616	9.8%
Greenbacker Wind Holdings II Portfolio			100% Ownership or Managing Member, Equity Owner	62,787,210	62,272,198	4.3%
Greenbacker Wind - HoldCo Portfolio			100% Ownership	84,674,188	78,025,844	5.4%
Other Wind Investments Portfolios			100% Ownership	56,638,076	58,770,864	4.1%
Total Wind - 23.6%				$321,509,864	$340,034,522	23.6%

Other Investments
Other Portfolios			(c)	$35,034,396	$35,243,259	2.4%
Total Other Investments - 2.4%				$35,034,396	$35,243,259	2.4%

Energy Efficiency in the United States
Other Energy Efficiency Portfolios			(b)	$668,736	$685,784	—%
Total Energy Efficiency - —%				$668,736	$685,784	—%
Total Investments in controlled/affiliated Portfolios				$1,191,393,635	$1,335,063,419	92.5%

Investments in controlled/affiliated portfolios (f)	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Investments in non-controlled/non-affiliated portfolios
Secured Loans - Not readily marketable
Chaberton Loan	8.00%	9/30/2022	$2,247,962	$2,247,962	$2,247,962	0.2%
Encore Loan	10.00%	1/31/2022	$3,058,527	3,058,527	3,058,527	0.2%
Hudson Loan	8.00%	1/31/2022	$4,984,650	4,984,650	4,984,650	0.3%
Hudson II Loan	8.00%	1/31/2022	$4,227,098	4,227,098	4,227,098	0.3%
New Market Loan	9.00%	3/31/2022	$5,008,070	5,008,070	5,008,070	0.3%
Shepherd's Run Loan	8.00%	9/30/2022	$8,751,528	8,751,528	8,751,528	0.6%
SE Solar Loan	9.00%	3/31/2022	$5,008,304	5,008,304	5,008,304	0.3%
Total Secured Loans - Not readily marketable - 2.2%				$33,286,139	$33,286,139	2.2%
Total Investments in non-controlled/non-affiliated portfolios				$33,286,139	$33,286,139	2.2%

Investments in Money Market Funds
Allspring Treasury Plus Money Market Fund - Institutional Class			$16,823,110	$16,823,110	$16,823,110	1.2%
Fidelity Government Portfolio - Class I			$16,873,111	16,873,111	16,873,111	1.2%
First American Government Obligations Fund - Class X			$16,823,111	16,823,111	16,823,111	1.2%
First American Government Obligations Fund - Class Z			$50,000	50,000	50,000	—%
JPMorgan US Government Money Market Fund - Class L			$16,823,111	16,823,111	16,823,111	1.2%
Total Investments in Money Market Funds - 4.8%				$67,392,443	$67,392,443	4.8%

TOTAL INVESTMENTS: 99.5%				$1,292,072,217	$1,435,742,001	99.5%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: 0.5%					3,568,631	0.5%
TOTAL NET ASSETS: 100.0%					$1,439,310,632	100.0%
(a)Percentages are based on net assets of $1,439,310,632 as of December 31, 2021.
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

Interest Rate Swaps

Counterparty	Pay/Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	$15,406,096	$(767,195)	$—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	26,207,255	(1,899,786)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	3,607,242	(378,543)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.688%	Monthly	12/31/2034	31,616,866	(2,294,124)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.642%	Monthly	6/30/2040	5,314,050	(106,475)	—
Canadian Imperial Bank of Commerce	Receive	USD-SOFR-COMPOUND	1.604%	Quarterly	6/30/2044	284,692,696	(2,055,860)	5,000,000
							$(7,501,983)	$5,000,000
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
December 31, 2020

Investments in controlled/affiliated portfolios (f)	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States- Not readily marketable
Battery Storage
Pacifica Portfolio (e)			100% Ownership	$8,839,235	$8,839,235	1.6%
Total Battery Storage - 1.6%				$8,839,235	$8,839,235	1.6%

Biomass
Eagle Valley Biomass Portfolio			100% Ownership	$23,236,352	$23,236,352	4.2%
Total Biomass - 4.2%				$23,236,352	$23,236,352	4.2%

Commercial Solar
GEH Portfolio			100% Ownership or Managing Member, Equity Owner	$114,253,479	$124,637,707	22.4%
Magnolia Sun Portfolio			100% Ownership or Managing Member, Equity Owner	33,008,559	36,904,011	6.6%
Other Commercial Solar Portfolios (d)(e)			100% Ownership or Managing Member, Equity Owner	67,933,619	70,814,994	12.7%
Sego Lily - Solar Portfolio (e)			100% Ownership	29,178,404	62,135,652	11.2%
Trillium Portfolio (e)			Managing Member, Majority Equity Owner	83,219,738	105,913,033	19.1%
Total Commercial Solar - 72.0%				$327,593,799	$400,405,397	72.0%

Wind
Greenbacker Wind Holdings II Portfolio			100% Ownership or Managing Member, Equity Owner	$33,834,320	$35,839,967	6.5%
Greenbacker Wind - HoldCo Portfolio			100% Ownership	73,244,891	75,013,771	13.5%
Greenbacker Wind Portfolio - Maine (e)			100% Ownership	12,704,196	23,758,084	4.3%
Other Wind Investments Portfolios			100% Ownership or Managing Member, Majority Equity Owner	19,986,133	20,356,806	3.7%
Total Wind - 28.0%				$139,769,540	$154,968,628	28.0%

Other Investments
Other Portfolios			(c)	$23,669,446	$23,291,114	4.2%
Total Other Investments - 4.2%				$23,669,446	$23,291,114	4.2%

Energy Efficiency in the United States
Other Energy Efficiency Portfolios			(b)	$738,348	$741,581	0.2%
Total Energy Efficiency in the United States - 0.2%				$738,348	$741,581	0.2%
Total Investments in controlled/affiliated Portfolios				$523,846,720	$611,482,307	110.2%

Investments in non-controlled/non-affiliated portfolios
Secured Loans - Not readily marketable
Encore Loan	10.00%	2/28/2021	$10,606,725	$10,606,725	$10,606,725	1.9%
Hudson Loan	8.00%	3/31/2021	$6,021,402	6,021,402	6,021,402	1.1%
Hudson II Loan	8.00%	3/31/2021	$3,923,873	3,923,873	3,923,873	0.7%
New Market Loan	9.00%	4/30/2021	$5,007,350	5,007,350	5,007,350	0.9%

Investments in controlled/affiliated portfolios (f)	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
SE Solar Loan	9.00%	2/21/2021	$5,005,244	5,005,244	5,005,244	0.9%
TUUSSO Loan	8.00%	4/30/2021	$6,763,096	6,763,096	6,763,096	1.2%
Total Secured Loans - Not readily marketable - 6.7%				$37,327,690	$37,327,690	6.7%
Total Investments in non-controlled/non-affiliated portfolios				$37,327,690	$37,327,690	6.7%

Investments in Money Market Funds
Fidelity Government Portfolio - Class I			$10,100,000	$10,100,000	$10,100,000	1.8%
First American Government Obligation Fund - Class Z			$1,072,720	1,072,720	1,072,720	0.2%
Invesco Government & Agency Portfolio - Institutional Class			$7	7	7	—%
Total Investments in Money Market Funds - 2.0%				$11,172,727	$11,172,727	2.0%

TOTAL INVESTMENTS: 118.9%				$572,347,137	$659,982,724	118.9%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: (18.9)%					(104,430,865)	(18.9)%
TOTAL NET ASSETS: 100.0%					$555,551,859	100.0%
(a)Percentages are based on net assets of $555,551,859 as of December 31, 2020.
(b)Includes capital leases and secured loans.
(c)Includes pre-acquisition and due diligence expenses.
(d)Includes the Canadian Northern Lights assets, which are located outside of the United States of America and are a Capital Stock investment.
(e)Includes assets that have not reached COD.
(f)Refer to Note 3. Investments for discussion on the consolidation of certain underlying portfolios within the Consolidated Schedules of Investments.
Interest Rate Swaps

Counterparty	Pay/Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value	Upfront Premiums Paid (Received)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.110%	Monthly	7/9/2021	$3,033,889	$(15,502)	$—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	17,197,263	(1,588,956)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	25,672,154	(3,388,560)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	3,707,924	(614,732)	—
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.688%	Monthly	12/31/2034	34,695,980	(4,143,159)	—
							$(9,750,909)	$—
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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

Pursuant to an initial Registration Statement filed in December 2011 (File No. 333-178786-01) and a second Registration Statement filed in February 2017 (File No. 333-211571), the LLC offered up to $1,000,000,000 in shares of limited liability company interests, or the shares, including up to $200,000,000 of shares pursuant to the LLC’s Distribution Reinvestment Plan (the “DRP”). Pursuant to the DRP, a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. As of March 29, 2019, the LLC terminated its public offering of the shares as well as its privately offered Class P-A shares, which was subsequently reinstated as of October 18, 2020. While the LLC publicly offered three classes of shares: Classes A, C and I, as of December 31, 2021, the LLC was privately offering Classes P-A, P-I, P-D, P-T and P-S shares on a continuous basis. The publicly offered share classes had different selling commissions and dealer manager fees, and there is an ongoing distribution fee with respect to Class C shares. Following the termination of the LLC’s public offering of shares, the DRP continues to be available to existing investors who purchased shares as offered under the public offering.

As of June 4, 2019, pursuant to our Registration Statement on Form S-3D (File No. 333-231960), we offered a maximum of $10,000,000 in shares to our existing shareholders pursuant to the DRP. As of November 30, 2020, pursuant to our Registration Statement on Form S-3D (File No. 333-251021), the LLC was offering up to an additional $20,000,000 in Class A, C and I shares to our existing shareholders pursuant to the DRP. As of February 1, 2021, the DRP was amended to include all of the LLC's privately offered share classes, and thus is available to all investors as is the LLC's Share Repurchase Program. As of March 17, 2022, the Company is closed to new equity capital and is no longer offering shares except pursuant to the DRP.
As of December 31, 2021, the Company has made solar, wind, biomass, battery storage, and energy efficiency investments in 14 portfolios domiciled in the United States and in Canada, as well as seven secured loan investments in the United States (See Note 3. Investments). As of December 31, 2020, the Company had made solar, wind, biomass, battery storage, and energy efficiency investments in 13 portfolios domiciled in the United States and in Canada, as well as six secured loan investments in the United States. Refer to Note 3. Investments for discussion on the consolidation of certain underlying portfolios within the Consolidated Schedules of Investments.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
The financial information associated with the December 31, 2021 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations necessary for a fair presentation in accordance with GAAP.
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
As of December 31, 2021, the Company had $92,179,779 in cash presented on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021, the Company did not hold any cash equivalents.
Restricted Cash
Restricted cash consists of cash accounts or letters of credit that are restricted for use on specific investments. As of December 31, 2021, restricted cash included $29,683,613 of collateral related to the ongoing construction of certain of the Company's pre-operational assets.
Foreign Currency Translation
The accounting records of the Company are maintained in U.S. Dollars. The fair value of investments and other assets and liabilities denominated in non-U.S. currencies are translated into U.S. Dollars using the exchange rate at the end of each

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 2. Significant Accounting Policies (cont.)
reporting period. Amounts related to the purchases and sales of investments, investment income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.
Net unrealized currency gains and losses arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate are reflected as part of Net change in unrealized appreciation (depreciation) on Foreign currency translation in the Consolidated Statements of Operations.
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
For investments for which quoted market prices are not available, which comprise most of our investment portfolio, fair value is estimated by using the cost, income, or market approach. The income approach assumes that value is created by the expectation of future benefits, discounted by a risk premium, to calculate a current cash value. This estimate is the fair value: the amount an investor would be willing to pay to receive those future benefits. The market approach compares either recent comparable transactions to the investment or an offer to purchase an investment based upon a qualified bid: a signed term sheet and/or a signed purchase agreement. Adjustments to proposed prices are made to account for the probability of the deal closing, changes between proposed and executed terms, and any dissimilarity between the comparable transactions and their underlying investments. If multiple bids are qualified in the same valuation period, a blended market approach will be calculated.
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
December 31, 2021
Note 2. Significant Accounting Policies (cont.)
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
Calculation of Net Asset Value
Net asset value ("NAV") by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. Net asset value per share is calculated by dividing net asset value for each class by the total number of outstanding common shares for that class on the reporting date. For purposes of calculating our NAV, we carry all liabilities at cost.
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
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common members per share and net investment income per share for the years ended December 31, 2021, 2020 and 2019, respectively.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 2. Significant Accounting Policies (cont.)

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Basic and diluted
Net investment income	$2,655,809	$8,807,687	$7,277,091
Net increase in net assets attributed to common members	$43,020,789	$43,551,407	$26,762,350
Net investment income per share	$0.02	$0.16	$0.17
Net increase in net assets attributed to common members per share	$0.34	$0.81	$0.61
Weighted average common shares outstanding	126,458,860	54,057,620	43,788,187
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
Distribution Policy
Distributions to members, if any, will be authorized and declared by our Board of Directors quarterly in advance and paid monthly. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 2. Significant Accounting Policies (cont.)
our Board of Directors. Distributions will be made on all classes of shares at the same time. The cash distributions paid to the shareholder with respect to the Class C, P-S and P-T shares will be lower than the cash distributions with respect to the LLC's other share classes because of the distribution fee associated with the Class C, P-S and P-T shares, which is allocated specifically to these classes' net assets. Amounts distributed to each class are allocated amongst the holders of the shares in such class in proportion to their shares. Distributions declared by our Board of Directors are recognized as distribution liabilities on the ex-dividend date.
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
Offering costs incurred by our Advisor in conjunction with the offering of shares of Class P-A, P-S, P-T and P-D under our private placement memoranda are subject to the reimbursement by the Company up to 0.50% (50 basis points) of gross offering proceeds for each such class of shares.

The costs incurred by our Advisor and/or dealer manager are recognized as a liability of the Company to the extent that the Company is obligated to reimburse our Advisor and/or dealer manager. When recognized by the Company, organizational costs are expensed and offering costs, excluding selling commissions and dealer manager fees, are recognized as a reduction of the proceeds from the offering. As of December 31, 2021, $1,058,658 in O&O costs were incurred by our Advisor with respect to the Company’s continuous offering, of which $607,610 is a current payable and the remaining $0 is a contingent liability of the Company. As of December 31, 2020, $94,486 in O&O costs were incurred by our Advisor with respect to the Company’s continuous offering, of which $1,751 was a current payable and the remaining $92,735 was a contingent liability of the Company.
The following table provides information in regard to the status of O&O costs related to the continuous offering as of December 31, 2021:

December 31, 2021
Total O&O costs incurred by the Advisor and dealer manager	$1,058,658
Amounts previously reimbursed to the Advisor/dealer manager by the Company	451,048
Amounts accrued and/or payable to Advisor by the Company	607,610
Amounts of the contingent liability subject to payment by the Company only upon adequate gross offering proceeds being raised	$—
The following table provides information in regard to the status of O&O costs related to the terminated offering as of December 31, 2020:

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 2. Significant Accounting Policies (cont.)

December 31, 2020
Total O&O costs incurred by the Advisor and dealer manager	$94,486
Amounts previously reimbursed to the Advisor/dealer manager by the Company	—
Amounts accrued and/or payable to Advisor by the Company	1,751
Amounts of the contingent liability subject to payment by the Company only upon adequate gross offering proceeds being raised	$92,735
Financing Costs

Financing costs incurred by the Company for the issuance of debt liabilities are deferred and amortized using the straight-line method over the life of the debt liability. Financing costs related to debt liabilities incurred by the Company are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the carrying amount of that debt liability.
Return of Capital Receivable

For operational assets, if the project company has inadequate cash to fund day-to-day expenses, the Company will loan funds to that project company through an investment. Once the project company has adequate cash, they will repay the loan by sending a return of capital distribution. As of December 31, 2021, and 2020, a return of capital receivable of $654,622 and $2,159,762, respectively, was recorded on the Consolidated Statements of Assets and Liabilities.
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

The capital gains incentive allocation was eliminated with the adoption of the Fourth Amended and Restated Limited Liability Company Agreement in August 2020 (as amended in November 2020, the “Operating Agreement”). A one-time distribution (settlement) in the amount of $4,749,000 was mutually agreed upon by the Company and the Special Unitholder. The remaining $4,193,559 was written off by reclassifying the Special Unitholder’s equity into common members' equity upon adoption of the Operating Agreement. The $(1,154,308) is presented on the Consolidated Statements of Operations as the Net decrease in net assets attributed to special unitholder for the year ended December 31, 2020. The Special unitholder’s equity on the Consolidated Statements of Assets and Liabilities as of December 31, 2020 is nil.

Performance Participation Fee

Under the Operating Agreement, the incentive fee payable by the Company was simplified to be structured with two components: the performance participation fee and the liquidation performance participation fee (each as defined in Note 5. Related Party Agreements and Transaction Agreements). The performance participation fee is based on the Company's total return amount during the relevant calculation period. The calculation of the performance participation fee is further detailed in Note 5. Related Party Agreements and Transaction Agreements. The performance participation fee is accounted for and classified as an operating expense and reflected as the performance participation fee on the Consolidated Statements of

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 2. Significant Accounting Policies (cont.)
Operations. Under the new Operating Agreement, a performance participation fee payable of $3,359,269 and $3,540,052 was recorded as of December 31, 2021 and December 31, 2020, respectively, in the Consolidated Statements of Assets and Liabilities. The Performance Participation Fee recorded on the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 is $4,672,078 and $4,571,927, respectively.

As disclosed in the 2020 Form 10-K, a result of the revisions to prior period financial statements discussed in Note 12. Revisions to Prior Period Financial Statements, there were a certain amount of proceeds paid under the Company’s share repurchase program that otherwise would not have been paid due to the misstatement historically impacting the Company’s share repurchase price. As a result, the Special Unitholder waived $(747,602) of performance participation fees for the year ended December 31, 2020, which is recorded as Performance participation fee waiver in the Consolidated Statements of Operations.
Deferred Sales Commissions

The Company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker-dealers in the future in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of the Class C shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of (1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; (2) the date which approximates an expected liquidity event for the Company; or (3) the expected holding period of the investment. The costs expected to be incurred at the time of the sale of the Class P-T and Class P-S shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of (1) the date which approximates an expected liquidity event for the Company; or (2) the expected holding period of the investment. The estimated amount of the liability can be updated as management’s assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained. As of December 31, 2021, and 2020, the Company recorded a liability for deferred sales commissions in the amount of $4,626,626 and $131,875, respectively.
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
The fair value of interest rate swap contracts open as of December 31, 2021 is included on the Consolidated Schedule of Investments by contract. For the year ended December 31, 2021, the Company’s average monthly notional exposure to interest rate swap contracts was $109,591,475.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 2. Significant Accounting Policies (cont.)

Consolidated Statements of Assets and Liabilities – Fair Values of Derivatives at December 31, 2021

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$—	Swap contracts, at fair value	$7,501,983
		$—		$7,501,983
Consolidated Statements of Assets and Liabilities – Fair Value of Derivatives at December 31, 2020

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Swaps
Interest Rate Risk	Swap contracts, at fair value	$—	Swap contracts, at fair value	$9,750,909
		$—		$9,750,909
The effect of derivative instruments on the Consolidated Statements of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the year ended December 31, 2021	Change in net unrealized depreciation on derivative transactions for the year ended December 31, 2020	Change in net unrealized depreciation on derivative transactions for the year ended December 31, 2019
Swaps
Interest Rate Risk	$2,248,926	$(4,872,567)	$(5,002,305)
	$2,248,926	$(4,872,567)	$(5,002,305)

Risk Exposure	Other expenses for the year ended December 31, 2021	Other expenses for the year ended December 31, 2020	Other expenses for the year ended December 31, 2019
Swaps
Interest Rate Risk	$2,024,070	$1,702,655	$229,731
	$2,024,070	$1,702,655	$229,731

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

During December 2021, the Company entered into an agreement with Canadian Imperial Bank of Commerce for the purpose of hedging our investment in a pre-operating solar facility that the Company has contracted to acquire. The derivative instrument has a trade date of December 15, 2021, an effective date of March 31, 2024 and an initial notional amount of $284,692,696. The fixed rate is 1.604%. Per the terms of the agreement, the swap is contingent on the transaction closing. While the transaction has not yet closed, in order to lock in the terms, the Company made a payment for the amount of $5,000,000 to be maintained as cash collateral. As of December 31, 2021, this cash collateral is recorded in Other assets in the Consolidated Statements of Assets and Liabilities.
Regarding our investment in the Canadian Northern Lights assets included in the Other Commercial Solar Portfolios, we have foreign currency risk related to our revenue and operating expenses, which are denominated in Canadian Dollars as opposed to U.S. Dollars.
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
The LLC plans to conduct substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to U.S. federal, state, and local income taxes. Accordingly, most of its operations will be subject to U.S. federal, state, and local income taxes. As of December 31, 2021, including territories and provinces, the portfolio resides in 36 jurisdictions.
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
December 31, 2021
Note 2. Significant Accounting Policies (cont.)
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
The Company assessed its tax positions for all open tax years as of December 31, 2021 for all U.S. federal and state tax jurisdictions for the years 2014 through 2021. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of December 31, 2021.
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
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contracts as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. As of December 31, 2021, we have not elected to apply the optional amendments and are currently evaluating the impact of the ASU and the effect on our consolidated financial statements.

Revisions to Prior Period Financial Statements

As disclosed in the 2020 Form 10-K and discussed further in Note 12. Revisions to Prior Period Financial Statements, we identified errors related to deferred tax assets included in our consolidated financial statements for the quarterly period ended September 30, 2016 and each subsequent quarterly and annual period through the quarterly period ending June 30, 2020. The deferred tax assets error related to the capital gains incentive allocation and distribution earned by the “Special Unitholder.” The LLC intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. Since the capital gains incentive allocation and distribution was the responsibility of the LLC, and the LLC is not subject to any income taxes, there should not have been a corresponding deferred tax asset recorded in the consolidated financial statements.

In accordance with the guidance in the FASB ASC Topic 250, Accounting Changes and Error Corrections; ASC Topic 250-10-S99-1, Assessing Materiality; and ASC Topic 250-10-S99-1, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, we concluded that our previously issued consolidated financial statements were not materially misstated as a result of these errors. We revised our previously reported quarterly and annual consolidated financial statements for the periods since September 30, 2016. The historical periods presented in this Annual Report on Form 10-K have been revised with corresponding adjustment to accumulated gains (losses) on the Consolidated Statements of Assets and Liabilities to correct for these errors. See Note 12. Revisions to Prior Period Financial Statements for the impact of the revisions on each of the individual affected line items in the consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 3. Investments (cont.)
The composition of the Company’s investments as of December 31, 2021, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage:
Pacifica Portfolio	$11,288,841	$10,747,811	0.7%
Subtotal	$11,288,841	$10,747,811	0.7%
Biomass:
Eagle Valley Biomass Portfolio	$24,533,222	$17,184,912	1.2%
Subtotal	$24,533,222	$17,184,912	1.2%
Commercial Solar:
Celadon Portfolio	$165,129,450	$187,410,880	13.1%
GEH Portfolio	150,463,205	157,925,117	11.0%
Ponderosa Portfolio	49,514,975	59,577,751	4.1%
Sego Lily - Solar Portfolio	107,621,275	122,272,431	8.5%
Trillium Portfolio	74,764,309	101,432,185	7.1%
Other Commercial Solar Portfolios	250,865,362	302,548,767	21.1%
Subtotal	$798,358,576	$931,167,131	64.9%
Wind:
Sego Lily - Wind Portfolio	$117,410,390	$140,965,616	9.8%
Greenbacker Wind Holdings II Portfolio	62,787,210	62,272,198	4.3%
Greenbacker Wind - HoldCo Portfolio	84,674,188	78,025,844	5.4%
Other Wind Investments Portfolios	56,638,076	58,770,864	4.1%
Subtotal	$321,509,864	$340,034,522	23.6%
Other Investments:
Other Portfolios	$35,034,396	$35,243,259	2.5%
Subtotal	$35,034,396	$35,243,259	2.5%
Energy Efficiency:
Other Energy Efficiency Portfolios	$668,736	$685,784	0.1%
Subtotal	$668,736	$685,784	0.1%
Secured Loans:
Chaberton Loan	$2,247,962	$2,247,962	0.2%
Encore Loan	3,058,527	3,058,527	0.2%
Hudson Loan	4,984,650	4,984,650	0.3%
Hudson II Loan	4,227,098	4,227,098	0.3%
New Market Loan	5,008,070	5,008,070	0.3%
Shepherd's Run Loan	8,751,528	8,751,528	0.6%
SE Solar Loan	5,008,304	5,008,304	0.3%
Subtotal	$33,286,139	$33,286,139	2.2%
Investments in Money Market Funds:
Allspring Treasury Plus Money Market Fund - Institutional Class	$16,823,110	$16,823,110	1.2%
Fidelity Government Portfolio - Class I	16,873,111	16,873,111	1.2%
First American Government Obligations Fund - Class X	16,823,111	16,823,111	1.2%
First American Government Obligations Fund - Class Z	50,000	50,000	—%
JPMorgan US Government Money Market Fund - Class L	16,823,111	16,823,111	1.2%
Subtotal	$67,392,443	$67,392,443	4.8%
Total	$1,292,072,217	$1,435,742,001	100.0%

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 3. Investments (cont.)
The composition of the Company’s investments as of December 31, 2020, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage:
Pacifica Portfolio	$8,839,235	$8,839,235	1.3%
Subtotal	$8,839,235	$8,839,235	1.3%
Biomass:
Eagle Valley Biomass Portfolio	$23,236,352	$23,236,352	3.5%
Subtotal	$23,236,352	$23,236,352	3.5%
Commercial Solar:
GEH Portfolio	$114,253,479	$124,637,707	18.9%
Magnolia Sun Portfolio	33,008,559	36,904,011	5.6%
Other Commercial Solar Portfolios	67,933,619	70,814,994	10.7%
Sego Lily - Solar Portfolio	29,178,404	62,135,652	9.4%
Trillium Portfolio	83,219,738	105,913,033	16.1%
Subtotal	$327,593,799	$400,405,397	60.7%
Wind:
Greenbacker Wind Holdings II Portfolio	$33,834,320	$35,839,967	5.4%
Greenbacker Wind - HoldCo Portfolio	73,244,891	75,013,771	11.4%
Greenbacker Wind Portfolio - Maine	12,704,196	23,758,084	3.6%
Other Wind Investments Portfolios	19,986,133	20,356,806	3.1%
Subtotal	$139,769,540	$154,968,628	23.5%
Other Investments:
Other Portfolios	$23,669,446	$23,291,114	3.5%
Subtotal	$23,669,446	$23,291,114	3.5%
Energy Efficiency:
Other Energy Efficiency Portfolios	$738,348	$741,581	0.1%
Subtotal	$738,348	$741,581	0.1%
Secured Loans:
Encore Loan	$10,606,725	$10,606,725	1.6%
Hudson Loan	6,021,402	6,021,402	0.9%
Hudson II Loan	3,923,873	3,923,873	0.6%
New Market Loan	5,007,350	5,007,350	0.8%
SE Solar Loan	5,005,244	5,005,244	0.8%
TUUSSO Loan	$6,763,096	$6,763,096	1.0%
Subtotal	$37,327,690	$37,327,690	5.7%
Investments Money Market Funds:
Fidelity Government Portfolio - Class I	$10,100,000	$10,100,000	1.5%
First American Government Obligation Fund - Class Z	1,072,720	1,072,720	0.2%
Invesco Government & Agency Portfolio - Institutional Class	7	7	—%
Subtotal	$11,172,727	$11,172,727	1.7%
Total	$572,347,137	$659,982,724	100.0%

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 3. Investments (cont.)
The counterparty to all the energy efficiency investments held by the Company as of December 31, 2021 and December 31, 2020 is a related party (See Note 5. Related Party Agreements and Transaction Agreements).
The composition of the Company’s investments as of December 31, 2021 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$376,929,916	$444,160,983	30.9%
Mid - West Region	222,573,610	233,427,679	16.3
Mountain Region	268,907,355	286,693,236	20.0
South Region	105,516,478	111,030,877	7.7
West Region	249,149,279	291,286,897	20.3
Total United States	$1,223,076,638	$1,366,599,672	95.2%
Canada:	1,603,136	1,749,886	0.1
Money Markets:	67,392,443	67,392,443	4.7
Total	$1,292,072,217	$1,435,742,001	100.0%
The composition of the Company’s investments as of December 31, 2020 by geographic region, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$148,159,362	$168,616,615	25.5%
Mid - West Region	120,709,771	127,384,880	19.3
Mountain Region	113,435,944	153,512,583	23.3
South Region	83,302,384	85,763,612	13.0
West Region	93,963,813	111,842,679	16.9
Total United States	$559,571,274	$647,120,369	98.0%
Canada:	1,603,136	1,689,628	0.3
Money Markets:	11,172,727	11,172,727	1.7
Total	$572,347,137	$659,982,724	100.0%

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 3. Investments (cont.)
The composition of the Company’s investments as of December 31, 2021 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage (2)	$11,288,841	$10,747,811	0.7%
Biomass	24,533,222	17,184,912	1.2
Commercial Solar (1) (2)	831,644,715	964,453,270	67.2
Wind	321,509,864	340,034,522	23.7
Other Investments	35,034,396	35,243,259	2.5
Energy Efficiency	668,736	685,784	—
Money Market Funds	67,392,443	67,392,443	4.7
Total	$1,292,072,217	$1,435,742,001	100.0%
(1) Includes loans in the amount of $33,286,139.
(2) Includes assets that have not reached COD.
The composition of the Company’s investments as of December 31, 2020 by industry, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Biomass	$23,236,352	$23,236,352	3.5%
Commercial Solar (1) (2)	364,921,489	437,733,087	66.4
Battery Storage (2)	8,839,235	8,839,235	1.3
Wind (2)	139,769,540	154,968,628	23.5
Other Investments	23,669,446	23,291,114	3.5
Energy Efficiency	738,348	741,581	0.1
Money Market Funds	11,172,727	11,172,727	1.7
Total	$572,347,137	$659,982,724	100.0%
(1) Includes loans in the amount of $37,327,690.
(2) Includes assets that have not reached COD.
Investments held as of December 31, 2021 and 2020 are considered Control Investments, which are defined as investments in companies in which the Company owns 25% or more of the voting securities of such company, have greater than 50% representation on such company’s board of directors, or are investments in limited liability companies for which the Company serves as managing member.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 4. Fair Value Measurements — Investments
The following table presents fair value measurements of investments, by major class, as of December 31, 2021, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$1,332,932,893	$1,332,932,893
Capital Stock	—	—	1,749,886	1,749,886
Energy Efficiency Secured Loans	—	—	380,640	380,640
Secured Loans - Other	—	—	33,286,139	33,286,139
Money Market Funds	67,392,443	—	—	67,392,443
Total	$67,392,443	$—	$1,368,349,558	$1,435,742,001
Other Financial Instruments*
Open swap contracts - liabilities	$—	$(7,501,983)	$—	$(7,501,983)
Total	$—	$(7,501,983)	$—	$(7,501,983)
*Other financial instruments are derivatives, such as futures, forward currency contracts, and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.
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
*Other financial instruments are derivatives, such as futures, forward currency contracts, and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 4. Fair Value Measurements — Investments (cont.)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2021:

	Balance as of December 31, 2020	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments (1)	Sales and repayments of investments (2)	Net realized loss on investments	Balance as of December 31, 2021
Limited Liability Company Member Interests	$609,394,039	$55,973,939	$—	$1,089,298,390	$(440,266,245)	$18,561,952	$(29,182)	$1,332,932,893
Capital Stock	1,689,628	49,531	10,727	—	—	—	—	1,749,886
Energy Efficiency - Secured Loans	398,640	—	—	—	—	(18,000)	—	380,640
Secured Loans - Other	37,327,690	—	—	24,431,121	—	(28,472,672)	—	33,286,139
Total	$648,809,997	$56,023,470	$10,727	$1,113,729,511	$(440,266,245)	$(9,928,720)	$(29,182)	$1,368,349,558
(1)Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)Includes principal repayments on loans.
The total change in unrealized appreciation included in the Consolidated Statements of Operations within Net change in unrealized appreciation (depreciation) on Investments and Foreign currency translation for the year ended December 31, 2021 attributable to Level 3 investments still held as of December 31, 2021 was $56,034,197. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the year ended December 31, 2021.
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
The total change in unrealized appreciation included in the Consolidated Statements of Operations within Net change in unrealized appreciation (depreciation) on Investments and Foreign currency translation for the year ended December 31, 2020 attributable to Level 3 investments still held as of December 31, 2020 was $62,789,888. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the year ended December 31, 2020.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
The total change in unrealized appreciation included in the Consolidated Statements of Operations within Net change in unrealized appreciation (depreciation) on Investments and Foreign currency translation for the year ended December 31, 2019 attributable to Level 3 investments still held as of December 31, 2019 was $27,304,469. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the year ended December 31, 2019.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 4. Fair Value Measurements — Investments (cont.)
As of December 31, 2021, most of the Company's portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2021:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs (weighted average)
Battery Storage*	$10,747,811	Income Approach and Transaction Cost	Discount rate, kWh storage, potential leverage and estimated remaining useful life	9.37%, 2.16% annual degradation in production, 11 years
Biomass	$17,184,912	Income Approach	Discount rate, kWh production, potential leverage and estimated remaining useful life	8.25%, No annual degradation in production, 12 years
Commercial Solar*	$931,167,131	Income Approach and Transaction Cost	Discount rate, kWh production, potential leverage and estimated remaining useful life	3.50%–9.07% (7.63%), 0%–0.50% (0.50%) annual degradation in production, 9.2–39.0 (33.6) years
Wind	$340,034,522	Income Approach	Discount rate, kWh production, potential leverage and estimated remaining useful life	7.75%–8.43% (7.81%), No annual degradation in production, 18.7–31.0 (26.4) years
Other Investments	$35,243,259	Transaction Cost	Not Applicable	Not Applicable
Energy Efficiency	$685,784	Income and Collateral-Based Approach	Market yields and value of collateral	10.25%, No annual degradation in production, 3.2–4.0 (3.6) years
Secured Loans	$33,286,139	Yield Analysis	Market yields	8.00%–10.00% (8.48%)
*Includes assets that have not reached COD.
As of December 31, 2020, most of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2020:

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 4. Fair Value Measurements — Investments (cont.)

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs (weighted average)
Battery Storage*	$8,839,235	Transaction Cost	Not Applicable	Not Applicable
Biomass	$23,236,352	Transaction Cost	Not Applicable	Not Applicable
Commercial Solar*	$400,405,397	Income Approach	Discount rate, kWh production, potential leverage and estimated remaining useful life	7.25%–8.59% (8.01%) 0.50% annual degradation in production 8.5–40.0 (33.7) years
Wind*	$154,968,628	Income Approach and Transaction Cost	Discount rate, kWh production, potential leverage and estimated remaining useful life	7.75%–9.25% (8.42%) No annual degradation in production, 19.7–30.7 (24.4) years
Other Investments	$23,291,114	Transaction Cost	Not Applicable	Not Applicable
Energy Efficiency	$741,581	Income and Collateral-Based Approach	Income-Based Approach and Market yields	10.25% No annual degradation in production 4.2–5.0 (4.6) years
Secured Loans	$37,327,690	Yield Analysis	Market yields	8.00%–10.00% (8.84%)
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
December 31, 2021

Note 5. Related Party Agreements and Transaction Agreements
The Company has executed advisory and administration agreements with the Advisor and Greenbacker Administration, LLC, our administrator, respectively, which entitles the Advisor, and certain affiliates of the Advisor, to specified fees upon the provision of certain services with regard to the ongoing management of the Company as well as reimbursement of O&O costs incurred by the Advisor on behalf of the Company (as discussed in Note 2. Significant Accounting Policies) and certain other operating costs incurred by the Advisor on behalf of the Company. As the Company’s previous public offering was terminated on March 29, 2019, our former dealer manager will no longer receive any selling commissions or dealer manager fees. However, our former dealer manager will continue to receive distribution fees on Class C shares until the maximum amount of commissions and dealer manager fees permitted by applicable regulation is reached.

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

Offering costs incurred by our Advisor in conjunction with the offering of shares of Class P-A, P-S, P-T and P-D under our private placement memoranda are subject to the reimbursement by the Company up to 0.50% (50 basis points) of gross offering proceeds for each such class of shares.

The fees and reimbursement obligations related to our ongoing operation of the Company are as follows:

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

On July 1, 2021, the Company entered into the Fourth Amended and Restated Advisory Agreement with the Advisor. Effective July 1, 2021, the base management fee payable to the Advisor is calculated at a monthly rate of 0.167% (2.00% annually) of the net assets until the net assets exceed $800,000,000. The base management fee monthly rate will decrease to 0.14583% (1.75% annually) for net assets between $800,000,001 to $1,500,000,000 and to 0.125% (1.50% annually) for net assets greater than $1,500,000,000.

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

● The Income Incentive Distribution provided for the Special Unitholder, as a member of the LLC, to receive, on a quarterly basis, a cash distribution equal to a percentage of the LLC’s net investment income (as calculated in accordance with the LLC's Third Amended and Restated Limited Liability Company Agreement) for each quarter, in excess of a specified hurdle rate.
● The Capital Gains Incentive Distribution provided for the Special Unitholder, as a member of the LLC, to receive, on a quarterly basis, a cash distribution equal to a percentage of the LLC’s realized capital gains (as calculated in accordance with the LLC's Third Amended and Restated Limited Liability Company Agreement) for each quarter.
● The Liquidation Incentive Distribution provided for the Special Unitholder to receive a cash distribution equal to a percentage of the difference between the net proceeds from the liquidation of the LLC or the exchange listing of its shares (as calculated in accordance with the LLC's Third Amended and Restated Limited Liability Company Agreement) and the LLC’s aggregate NAV immediately prior to the time of such liquidation or listing.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 5. Related Party Agreements and Transactions Agreements (cont.)

Type of Compensation and Recipient	Determination of Amount
Performance Participation Fees (effective April 1, 2020 and thereafter)
Under the Operating Agreement, the "Performance Participation Fee" which the Special Unitholder is entitled to is calculated and payable in arrears, for an amount equal to 12.5% of the total return generated by the LLC during the most recently completed fiscal quarter, subject to a hurdle amount of 1.50% (or 6% annualized) (the "Hurdle Amount"), a loss carryforward amount and a fee carryforward amount. The "Total Return Amount" is defined for each quarterly calculation period, as an amount equal to the sum of:

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

The calculation of the Total Return Amount for each period shall include any appreciation or depreciation in the NAV of the shares issued during such period, but exclude the proceeds from the initial issuance of such shares. The total NAV of the shares outstanding as of the last business day of a calendar quarter shall be the amount against which changes in the total NAV of the shares outstanding during the subsequent calendar quarter is measured. Furthermore, the "Loss Carryforward Amount" shall initially equal zero and cumulatively increase in any calendar quarter by the absolute value of any negative total return for such quarter and cumulatively decrease in any calendar quarter by the amount of any positive total return. The "Fee Carryforward Amount" shall also initially equal zero, and cumulatively increase in any calendar quarter by (i) the amount, if any, by which the Hurdle Amount (noted above) for such quarter exceeds any positive Total Return Amount for such quarter; and (ii) the amount, if any, by which the catch-up amount for such quarter exceeds excess profits for such quarter. The fee carryforward amount shall cumulatively decrease in any calendar quarter by the amount, if any, of the Fee Carryforward Amount paid to the Special Unitholder for such quarter. Neither the Loss Carryforward Amount nor the Fee Carryforward Amounts shall be less than zero at any given time.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

The "Liquidation Performance Participation Fee" payable to the Special Unitholder will equal 20.0% of the net proceeds from a liquidation of the LLC in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital shall mean the LLC NAV immediately prior to the time of a liquidation or a listing. In the event of any liquidity event that involves a listing of the LLC’s shares, or a transaction in which the LLC’s members receive shares of a company that is listed, on a national securities exchange, the Liquidation Performance Participation Fee will equal 20.0% of the amount, if any, by which the LLC’s listing value following such liquidity event exceeds the adjusted capital, as calculated immediately prior to such listing (the “Listing Premium”). Any such Listing Premium and related Liquidation Performance Participation Fee will be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.

The amendments to the incentive fee structure pursuant to the Operating Agreement were applied retroactively as of April 1, 2020 and for all periods thereafter.

For the years ended December 31, 2021, 2020 and 2019, the Advisor earned $21,940,099, $10,364,635 and $8,461,616, respectively, in management fees. As of December 31, 2021 and 2020, the Company owed $2,271,687 and $1,055,600, respectively, to the Advisor in management fees, which amounts are included in Management fee payable on the Consolidated Statements of Assets and Liabilities.
The Consolidated Statements of Operations reflects $4,672,078 and $4,571,927 Performance Participation Fee for the years ended December 31, 2021 and 2020, respectively. There was no capital gains incentive distribution for the year ended December 31, 2021 as this no longer exists under the new Performance Participation Fees methodology discussed above. There was a capital gains incentive distribution of $8,052,116 and $170,000 earned in the years ended December 31, 2020 and 2019, respectively. The Consolidated Statements of Operations also reflects a $1,154,308 and $5,270,670 incentive allocation shown as a Net decrease in net assets attributed to special unitholder for the years ended December 31, 2020 and 2019, respectively.
As of December 31, 2021, the Performance Participation Fee payable and due was $3,359,269, which is reflected as the Performance participation fee payable on the Consolidated Statements of Assets and Liabilities.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 5. Related Party Agreements and Transactions Agreements (cont.)
As previously discussed, under the Operating Agreement the Performance Participation Fee payable and due for the year ended December 31, 2020 was $3,540,052. As disclosed in the 2020 Form 10-K, the revisions to prior period financial statements resulted in a certain amount of proceeds paid under the Company’s share repurchase program that otherwise would not have been paid due to the misstatement historically impacting the Company’s offering price. To remedy the effect of the overpayment, GREC Advisors, LLC waived $(747,602) of performance participation fee for the year ended December 31, 2020, shown as Performance participation fee waiver on the Consolidated Statements of Operations. As of December 31, 2020, the total net amount of $3,540,052 remained unpaid and is reflected as the Performance participation fee payable on the Consolidated Statements of Assets and Liabilities.
As of December 31, 2021 and 2020, $607,610 and $1,751 were due to the Advisor for O&O costs related to the continuous private offering, and shown as Due to Advisor on the Consolidated Statements of Assets and Liabilities, respectively.
In the years ended December 31, 2021 and 2020, no dealer manager fees or selling commissions were paid to the former dealer manager. For the year ended December 31, 2019, the Company paid $231,892 in dealer manager fees, and $594,247 in selling commissions to the Company’s former dealer manager. These fees and commissions were paid in connection with the sale of the Company’s shares to investors and were recorded against the proceeds from the issuance of shares prior to receipt by the Company, and therefore are not reflected in the Consolidated Statements of Operations.
As of December 31, 2021 and 2020, the Advisor owned 23,601 Class A shares. As of December 31, 2021 and 2020, the Advisor owned 2,776 and nil Class P-D shares, respectively.
The Company entered into secured loans to finance the purchase and installation of energy-efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own an indirect, non-controlling ownership interest in the Advisor. The loans outstanding between the AEC Companies and the Company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. These investments have a cost of $668,736 and a fair value of $685,784 and are included in Other Energy Efficiency Portfolios in the Consolidated Schedules of Investments as of December 31, 2021. As of December 31, 2021, all loans and operating leases are considered current per their terms.

On October 9, 2020, the Company made a $5,000,000 limited partner (“LP”) commitment to Greenbacker Development Opportunities Fund I, LP (“GDEV”), which was increased to $6,075,000 in the fourth quarter of 2020. In April 2021, the commitment to GDEV increased to $7,500,000. As the initial investor, the Company was awarded a 10% carried interest participation in Greenbacker Development Opportunities GP I, LLC, GDEV's general partner. GDEV is an affiliate of GREC as GDEV shares the same investment advisor as GREC. As of December 31, 2021, $7,242,495 of the commitment was funded. This investment's cost of $7,242,495 and fair value of $7,580,119, is included in Other Portfolios in the Consolidated Schedules of Investments.
On December 22, 2020, the Company, through its wholly owned subsidiary, Citrine Solar LLC, entered into a third transaction with Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”) to sell Gliden Solar, LLC. The asset was sold for a purchase price of $12,752,215 based upon the fair value of the investment as determined by an independent third-party appraiser. The transaction resulted in a realized gain of $1,608,644 recorded in the Consolidated Statements of Operations for the year ended December 31, 2020. As of December 31, 2021 and December 31, 2020 the remaining balance of nil and $4,758,243 is included in Investment sales receivable in the Consolidated Statements of Assets and Liabilities. Further, net working capital adjustments resulted in an additional realized (loss) of $(34,290) recorded in the Consolidated Statements of Operations for the year ended December 31, 2021.
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
December 31, 2021
Note 5. Related Party Agreements and Transactions Agreements (cont.)
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
The transaction resulted in a realized gain of $7,636,438, of which $141,974 was recorded for the year ended December 31, 2020, in Net realized (loss)/gain on investments on the Consolidated Statements of Operations. GROZ paid an initial amount of $1,500,000 at closing, with an additional $8,184,393 paid by GROZ as of December 31, 2019. The remainder was paid in the year ended December 31, 2020.
On December 10, 2019 the Company, through its wholly owned subsidiary, Citrine Solar LLC, entered into a second transaction with GROZ to sell the Fremont CO I, LLC asset. The asset was sold for a purchase price of $5,272,475, which increased to $5,335,009 in the second quarter of 2020, based upon the fair value of the investment as determined by an independent third-party appraiser. The transaction resulted in a realized gain of $794,967 in the year ending December 31, 2019, which was reduced by $(32,576) in the twelve months ending December 31, 2020 due to the final accounting of the sale process. As of December 31, 2019, a total of $2,531,000 was paid by GROZ. The remainder was paid in the year ended December 31, 2020.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
On June 20, 2019, the Company, through GREC HoldCo, entered into an Amended and Restated Credit Agreement with the lenders party thereto and Fifth Third Bank, as administrative agent, sole lead arranger, sole lead bookrunner and swap counterparty. The new Credit Facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $58.3 million was drawn down at closing. In November 2020, the Company, through GREC HoldCo, entered into the Second Amended and Restated Credit Agreement, which amends the New Credit Facility to make available a non-revolving line of Credit Facility that will convert into a term loan facility and a letter of Credit Facility. The commitments of the lenders aggregate to $97,822,841 between existing term loans, future committed loans and letters of credit, of which approximately $90.7 million was drawn down at closing. The New Credit Facility allowed for additional drawdowns through November 25, 2021, and converted to a term loan with a maturity on June 20, 2025.
The Company used the net proceeds of borrowings under the New Credit Facility for investment in additional alternative energy power generation assets that are anticipated to become projects and for other general corporate purposes. Loans made under the New Credit Facility bear interest at 1.75% in excess of the three-month LIBOR. Prior to the New Credit Facility converting to a term loan, quarterly commitment fees on the average daily unused portion of the Credit Facility were payable at a rate per annum of 0.50%.
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
Regarding the Credit Facility, the Company has entered into five separate interest rate swap agreements as economic hedges. The first swap, with a trade date of June 15, 2017, an effective date of June 30, 2018 and an initial notional amount of $20,900,650, was used to swap the floating-rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.26%. The second swap, with a trade date of January 11, 2018, an effective date of December 31, 2018 and an initial notional amount of $29,624,945 was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The third swap, with a trade date of February 7, 2018, an effective date of December 31, 2018 and an initial notional amount of $4,180,063, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fourth swap, with a trade date of January 2, 2019, an effective date of September 30, 2019 and an initial notional amount of $38,203,507, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%. The fifth swap, with a trade date of February 19, 2021, an effective date of February 26, 2021 and an initial notional amount of $7,068,965, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 1.64%.
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
December 31, 2021
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
The Company’s borrowings as of December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021					December 31, 2020
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
New Credit Facility	$97,822,841	$82,151,509	$82,151,509	$2,737,887	$79,413,622	$97,822,841	$90,145,500	$90,145,500	$3,643,846	$86,501,654
LC Facility	32,500,000	—	—	—	—	22,500,000	—	—	—	—
Total	$130,322,841	$82,151,509	$82,151,509	$2,737,887	$79,413,622	$120,322,841	$90,145,500	$90,145,500	$3,643,846	$86,501,654
The following table shows the components of interest expense related to the Company's borrowings for the year ended December 31, 2021:

For the year ended December 31, 2021
Credit Facility commitment fee	$423,075
Credit Facility loan interest	1,659,715
Amortization of deferred financing costs	905,959
Other*	—
Total	$2,988,749
Weighted average interest rate on Credit Facility	1.88%
Weighted average outstanding balance of Credit Facility	$87,020,554
*Primarily includes financing costs of Credit Facility.
The following table shows the components of interest expense related to the Company's borrowings for the year ended December 31, 2020:

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 6. Borrowings (cont.)

For the year ended December 31, 2020
Credit Facility commitment fee	$361,373
Credit Facility loan interest	2,081,996
Amortization of deferred financing costs	576,464
Other*	—
Total	$3,019,833
Weighted average interest rate on Credit Facility	2.61%
Weighted average outstanding balance of Credit Facility	$74,831,946
*Primarily includes financing costs of credit facility.
The following table shows the components of interest expense related to the Company's borrowings for the year ended December 31, 2019:

For the year ended December 31, 2019
Credit Facility commitment fee	$43,087
Credit Facility loan interest	1,360,409
Amortization of deferred financing costs	226,742
Other*	1,182,564
Total	$2,812,802
Weighted average interest rate on Credit Facility	4.32%
Weighted average outstanding balance of Credit Facility	$53,753,277
*Primarily includes financing costs of credit facility.
The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year Ending December 31	Principal Payments
2022	$7,954,526
2023	8,098,085
2024	8,245,188
2025	57,853,710
2026	—
Thereafter	—
$82,151,509

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2021:

	Shares Outstanding as of December 31, 2020	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of December 31, 2021
Class A shares	16,844,129	—	413,371	(661,926)	(15,016)	16,580,558
Class C shares	2,734,661	—	93,130	(85,828)	—	2,741,963
Class I shares	6,526,001	—	231,377	(296,575)	(11,310)	6,449,493
Class P-A shares	55,264	711,897	16,432	—	—	783,593
Class P-I shares	36,710,292	56,416,202	411,369	(1,493,868)	25,018	92,069,013
Class P-D shares	—	197,405	1,143	—	—	198,548
Class P-S shares	—	46,075,796	248,961	—	—	46,324,757
Class P-T shares	—	237,124	2,470	—	—	239,594
Total	62,870,347	103,638,424	1,418,253	(2,538,197)	(1,308)	165,387,519
The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2020:

	Shares Outstanding as of December 31, 2019	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of December 31, 2020
Class A shares	17,210,016	12,964	436,348	(815,199)	—	16,844,129
Class C shares	2,718,475	—	95,536	(66,086)	(13,264)	2,734,661
Class I shares	6,693,658	5,783	242,963	(429,396)	12,993	6,526,001
Class P-A shares	18,109	37,155	—	—	—	55,264
Class P-I shares	21,249,352	16,112,855	(296)	(651,619)	—	36,710,292
Total	47,889,610	16,168,757	774,551	(1,962,300)	(271)	62,870,347

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 7. Members’ Equity (cont.)
The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Class P-D Shares	Class P-S Shares	Class P-T Shares	Total
For the Year Ended December 31, 2021
Proceeds from Shares Sold	$—	$—	$—	$6,210,692	$504,228,647	$1,774,641	$413,941,487	$2,130,975	$928,286,442
Proceeds from Shares Issued through Reinvestment of Distributions	$3,511,041	$768,984	$1,964,922	$142,773	$3,648,652	$10,264	$2,222,218	$22,122	$12,290,976
For the Year Ended December 31, 2020
Proceeds from Shares Sold	$110,970	$—	$49,850	$323,750	$144,310,683	$—	$—	$—	$144,795,253
Proceeds from Shares Issued through Reinvestment of Distributions	$3,755,174	$802,289	$2,089,430	$—	$128	$—	$—	$—	$6,647,021
For the Year Ended December 31, 2019
Proceeds from Shares Sold	$5,256,053	$3,651,717	$3,773,270	$22,875	$84,637,482	$—	$—	$—	$97,341,397
Proceeds from Shares Issued through Reinvestment of Distributions	$3,944,111	$733,788	$2,074,778	$—	$—	$—	$—	$—	$6,752,677
As of December 31, 2021, 2020 and 2019, none of the LLC’s preferred shares were issued and outstanding.
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
December 31, 2021
Note 7. Members’ Equity (cont.)
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
As of December 31, 2021, the Company issued 2,438,154 Class A shares, 409,657 Class C shares, 1,152,785 Class I shares, 16,432 Class P-A shares, 411,369 Class P-I shares, 1,143 Class P-D shares, 248,961 Class P-S shares, and 2,470 Class P-T shares for a total of 4,680,971 shares issued under the DRP. As of December 31, 2020, the Company issued 2,024,783 Class A shares, 316,527 Class C shares, and 921,408 Class I shares, for a total of 3,262,718 shares issued under the DRP.
Share Repurchase Program
The Company offers a share repurchase program (“share repurchase program”) pursuant to which quarterly share repurchases will be conducted to allow members to sell shares back to the Company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares.
The share repurchase program includes numerous restrictions that will limit a shareholder’s ability to sell shares. At the sole discretion of the Board of Directors, the Company may also use cash on hand (including the proceeds from the issuance of new shares), cash available from borrowings and cash from liquidation of investments to repurchase shares.
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
December 31, 2021
Note 7. Members’ Equity (cont.)

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
December 31, 2021

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

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—
1-Dec-20	—	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158
The following table reflects the distributions declared during the year ended December 31, 2021:

Pay Date	Paid in Cash	Values of Shares Issued under DRP	Total
February 1, 2021	$2,555,800	$538,241	$3,094,041
March 4, 2021	3,063,308	487,868	3,551,176
April 1, 2021	4,783,092	523,715	5,306,807
May 3, 2021	4,733,419	565,208	5,298,627
June 1, 2021	4,762,355	886,124	5,648,479
July 1, 2021	4,709,348	960,096	5,669,444
August 2, 2021	5,217,796	1,071,227	6,289,023
September 1, 2021	5,423,345	1,145,375	6,568,720
October 1, 2021	5,516,811	1,229,494	6,746,305
November 1, 2021	5,946,262	1,463,710	7,409,972
December 1, 2021	5,938,698	1,662,579	7,601,277
January 3, 2022	6,174,878	1,755,921	7,930,799
Total	$58,825,112	$12,289,558	$71,114,670
The following table reflects the distributions declared during the year ended December 31, 2020:

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 8. Distributions (cont.)

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 3, 2020	$1,788,542	$603,697	$2,392,239
March 2, 2020	1,733,243	561,984	2,295,227
April 2, 2020	1,890,493	593,200	2,483,693
May 1, 2020	1,838,747	578,258	2,417,005
June 1, 2020	1,829,752	551,563	2,381,315
July 1, 2020	1,827,301	532,220	2,359,521
August 3, 2020	2,133,835	548,210	2,682,045
September 1, 2020	2,157,292	546,746	2,704,038
October 1, 2020	2,178,934	529,183	2,708,117
November 2, 2020	2,285,549	539,435	2,824,984
December 1, 2020	2,281,547	524,274	2,805,821
January 1, 2021	2,447,041	537,476	2,984,517
Total	$24,392,276	$6,646,246	$31,038,522
The following table reflects the distributions declared during the year ended December 31, 2019:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2019	$1,317,325	$583,571	$1,900,896
March 1, 2019	1,247,614	552,615	1,800,229
April 1, 2019	1,452,785	611,200	2,063,985
May 1, 2019	1,438,057	600,614	2,038,671
June 3, 2019	1,553,801	622,584	2,176,385
July 1, 2019	1,764,525	383,627	2,148,152
August 1, 2019	1,850,929	393,237	2,244,166
September 2, 2019	1,664,451	613,333	2,277,784
October 1, 2019	1,647,967	589,581	2,237,548
November 1, 2019	1,716,132	609,283	2,325,415
December 2, 2019	1,693,670	587,119	2,280,789
January 1, 2020	1,784,956	605,129	2,390,085
Total	$19,132,212	$6,751,893	$25,884,105
All distributions paid for the year ended December 31, 2021 are expected to be reported as a return of capital to members for tax reporting purposes, and all distributions paid for the years ended December 31, 2020 and 2019 were reported as a return of capital to members for tax purposes.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 8. Distributions (cont.)
Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Cash from operations	$—	$1,645,856	$4,213,803
Offering proceeds	55,097,266	22,149,268	14,393,447
Total cash distributions	$55,097,266	$23,795,124	$18,607,250
The Company expects to continue to fund distributions from a combination of cash from operations as well as other external financing sources. Due to the Company’s change in investment portfolio composition to include a greater percentage of pre-operational assets, a significant amount of distributions will continue to be funded from other external financing sources.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 9. Income Taxes
The LLC conducts most of its operations through GREC, its taxable wholly owned subsidiary. The consolidated income tax provision for the years ended December 31, 2021, 2020 and 2019 is composed of the following:

	Current	Deferred	Total
Year Ended December 31, 2021
U.S. federal	$—	$5,075,307	$5,075,307
State and local	—	2,946,388	2,946,388
Foreign jurisdiction	—	—	—
Provision for income taxes	$—	$8,021,695	$8,021,695
Change in valuation allowance	—	817,262	817,262
Provision for income taxes, net	$—	$8,838,957	$8,838,957

	Current	Deferred	Total
Year Ended December 31, 2020
U.S. federal	$—	$9,454,902	$9,454,902
State and local	—	2,716,238	2,716,238
Foreign jurisdiction	—	—	—
Provision for income taxes	$—	$12,171,140	$12,171,140
Change in valuation allowance	—	(803,627)	(803,627)
Provision for income taxes, net	$—	$11,367,513	$11,367,513

	Current	Deferred	Total
Year Ended December 31, 2019
U.S. federal	$—	$5,658,918	$5,658,918
State and local	—	382,931	382,931
Foreign jurisdiction	—	—	—
Provision for income taxes	$—	$6,041,849	$6,041,849
Change in valuation allowance	—	1,231,693	1,231,693
Provision for income taxes, net	$—	$7,273,542	$7,273,542

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 9. Income Taxes (cont.)
The principal differences between our effective tax rate on operations and the U.S. federal statutory income tax rate are as follows:

	2021	Percentage	2020	Percentage	2019	Percentage
Taxes at statutory U.S. federal income tax rate	$10,890,547	21.0%	$11,532,973	21.0%	$7,125,202	21.0%
Permanent differences (GREC LLC and other)	347,555	0.7%	(1,396,678)	(2.5)%	1,387,056	4.1%
State income taxes, net of federal benefit	2,253,655	4.3%	2,623,353	4.8%	1,504,182	4.4%
Write off state credits	334,079	0.6%	634,229	1.2%	—	—%
Rate changes	—	—%	—	—%	(1,121,251)	(3.3)%
Return to provision and other adjustments	(1,850,554)	(3.6)%	(257,314)	(0.5)%	(2,606,695)	(7.7)%
Federal tax credits	(3,953,587)	(7.6)%	(965,423)	(1.8)%	(246,645)	(0.7)%
Change in valuation allowance	817,262	1.6%	(803,627)	(1.5)%	1,231,693	3.6%
Actual provision for income taxes	$8,838,957	17.0%	$11,367,513	20.7%	$7,273,542	21.4%
Deferred tax assets (liabilities) have been classified on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2021 and 2020 as follows:

	2021	2020
Amortization	$42,799	$48,179
Disallowed interest	4,731,734	—
Net operating losses	60,652,197	39,397,236
Federal and state tax credits	11,996,064	7,120,567
Unrealized gains	(102,617,534)	(63,739,027)
Deferred tax liabilities	$(25,194,740)	$(17,173,045)
Less: valuation allowance	(1,512,356)	(695,093)
Deferred tax liabilities, net	$(26,707,096)	$(17,868,138)

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 9. Income Taxes (cont.)
As of December 31, 2021, the Company has federal net operating loss carryforwards of approximately $228,673,606. Approximately $179,166,225 of the carryforward is indefinite lived with the remaining $49,507,381 expiring in 2034 through 2037. Federal tax credit carryforwards are approximately $11,996,064 and expire in 2035 through 2041.
State net operating loss and credit carryforwards total approximately $234,637,050 and nil, respectively. Approximately $28,357,352 of the net operating loss carryforward is indefinite lived with the remaining $206,279,698 expiring in 2022 through 2041 with earlier years expirations reserved by a valuation allowance.
As new tax legislation was enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), the Company recognized the effect of any material changes in the TCJA in the determination of deferred tax assets and liabilities for the year ending December 31, 2018. The major aspects of the TCJA that affected the Company included 1) the reduction of the corporate tax rate to 21%, effective December 22, 2017, which caused the Company to remeasure its deferred tax assets and liabilities to reflect the effects of tax rate change in 2017; and 2) a deduction of interest expense up to only 30% (50% for 2019 and 2020) of “adjusted taxable income” (as defined in the TCJA) and the ability of post-2019 net operating losses (“NOLs”) to only offset up to 80% of taxable income, with the understanding that any unused NOL can be carried forward indefinitely, which caused the Company to modify certain assumptions in regard to utilization of NOL and investment tax credits in determining any potential valuation allowance. While cost recovery was modified to allow companies to expense 100% of investments in depreciable property, the Company expects to continue to depreciate renewable energy assets over a five-year life span using accelerated methodology.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets would be deductible, management as of December 31, 2021 has applied a partial valuation allowance of $1,512,356 against the deferred tax assets that are not more likely than not to be utilized during their carryforward period. This represents an $817,262 net increase as compared to valuation allowances of $695,093 for the year ended December 31, 2020. The net increase is due to changes in forecasted taxable income and deferred tax liabilities reversing in the carryforward periods, offset in part by decreases due to previously reserved and expired state investment tax credits.
The Company follows the authoritative guidance on accounting for uncertainty in income taxes and has concluded that it has no material uncertain tax positions to be recognized as of December 31, 2021.
The Company assessed its tax positions and filings for all open tax years as of December 31, 2021 for all federal and state tax jurisdictions for the years 2014 through 2021. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of December 31, 2021.
The effective tax rate for the year ended December 31, 2021 is 17.0%. The primary items giving rise to the difference between the 21.0% statutory rate and the 17.0% effective tax rate are primarily state taxes, 2020 provision to return adjustments and federal tax credits.
The effective tax rate for the year ended December 31, 2020 is 20.7%. The primary items giving rise to the difference between the 21.0% statutory rate and the 20.7% effective tax are primarily state taxes, 2019 provision to return adjustments and federal tax credits.
The effective tax rate for the year ended December 31, 2019 is 21.4%. The primary items giving rise to the difference between the 21.0% statutory rate and the 21.4% effective tax are primarily state taxes, 2018 provision to return adjustments and federal tax credits.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 9. Income Taxes (cont.)
Federal and state statutes of limitations are generally open for all years in which the Company has generated net operating losses, the earliest of which is the year ended December 31, 2014.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 10. Commitments and Contingencies
Legal Proceedings
The Company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of December 31, 2021, management is not aware of any legal proceedings that might have a significant adverse impact on the Company.
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
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts to which 42 entities of the Company are individually a party, the entities, and indirectly the Company, have committed an outstanding balance of approximately $540.2 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2022 into 2024. In addition, pursuant to various membership interest purchase agreements to which the Company’s operating entities are individually a party, the operating entities, and indirectly the Company, have committed an outstanding balance of approximately $1,038.2 million to complete the closing pursuant to all conditions being met under the membership interest purchase agreements as of December 31, 2021. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Unsecured Guarantee of Subsidiary Renewable Energy Credit (“REC”) Forward Contracts
For the majority of the forward REC contracts currently effective as of December 31, 2021 where a subsidiary of the Company is the principal, the Company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is nil as of December 31, 2021.
Pledge of Parent Company Guarantees
Pursuant to various contracts in which the Company has provided a parent company guarantee, excluding those discussed above, the operating entities, and indirectly the Company, have committed an additional $114.4 million in unsecured guarantees in the event of a default at the underlying entity, as of December 31, 2021.
See Note 2. Significant Accounting Policies and Note 5. Related Party Agreements and Transaction Agreements for an additional discussion of the Company’s commitments and contingencies.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 11. Financial Highlights
The following is a schedule of the financial highlights of the Company attributed to Class A, C, I, P-A, P-I, P-D, P-S, and P-T shares for the year ended December 31, 2021:

	For the year ended December 31, 2021
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Class P-D Shares	Class P-S Shares	Class P-T Shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.61	$8.35	$8.61	$8.70	$9.02	$8.96	$8.84	$8.57
Net investment income	0.02	0.02	0.02	0.02	0.02	0.02	0.02	0.02
Net realized and unrealized gain on investments and swap contracts	0.46	0.46	0.46	0.46	0.46	0.46	0.46	0.46
Change in translation of assets and liabilities denominated in foreign currencies (3)	—	—	—	—	—	—	—	—
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(0.14)	(0.14)	(0.14)	(0.14)	(0.14)	(0.14)	(0.14)	(0.14)
Net increase in net assets attributed to common members	0.34	0.34	0.34	0.34	0.34	0.34	0.34	0.34
Shareholder distributions:
Distributions from net investment income	—	—	—	—	—	—	—	—
Distributions from offering proceeds	(0.56)	(0.54)	(0.56)	(0.56)	(0.58)	(0.53)	(0.53)	(0.53)
Other (2)	(0.07)	(0.02)	(0.07)	0.10	0.02	0.03	0.09	0.14
Net decrease in members’ equity attributed to common shares	(0.63)	(0.56)	(0.63)	(0.46)	(0.56)	(0.50)	(0.44)	(0.39)
Net asset value for common shares at end of period	$8.32	$8.13	$8.32	$8.58	$8.80	$8.80	$8.74	$8.52
Common members’ equity at end of period	$137,994,947	$22,290,310	$53,665,823	$6,721,670	$810,046,418	$1,747,603	$404,803,246	$2,040,615
Common shares outstanding at end of period	16,580,558	2,741,963	6,449,493	783,593	92,069,013	198,548	46,324,757	239,594

Ratio/supplemental data for common shares (annualized)
Total return attributed to common shares based on net asset value	3.29%	4.03%	3.29%	5.18%	4.13%	3.81%	4.98%	5.48%
Ratio of net investment income to average net assets	0.25%	0.26%	0.25%	0.23%	0.24%	0.22%	0.24%	0.24%
Ratio of operating expenses to average net assets	3.68%	3.77%	3.67%	3.34%	3.45%	3.28%	3.53%	3.48%
Portfolio turnover rate	0.98%	0.98%	0.98%	0.98%	0.98%	0.98%	0.98%	0.98%
(1)The per share data for Class A, C, I, P-A, P-I, P-D, P-S, and P-T shares were derived by using the weighted average shares outstanding during the year ended December 31, 2021, which were 16,741,429, 2,751,320, 6,552,391, 479,717, 67,370,914, 129,799, 32,304,342, and $128,948, respectively.
(2)Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
(3)Amount is less than $0.01 per share.
The following is a schedule of the financial highlights of the Company adjusted for the effect of the revisions discussed in Note 12 attributed to Class A, C, I, P-A and P-I shares for the year ended December 31, 2020.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 11. Financial Highlights (cont.)

	For the year ended December 31, 2020
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.40	$8.23	$8.40	$8.44	$8.73
Net investment income (2)	0.16	0.16	0.16	0.16	0.16
Net realized and unrealized gain on investments and swap contracts, net of incentive allocation to special unitholder	0.99	0.99	0.99	0.99	0.99
Change in translation of assets and liabilities denominated in foreign currencies (3)	—	—	—	—	—
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(0.34)	(0.34)	(0.34)	(0.34)	(0.34)
Net increase in net assets attributed to common members	0.81	0.81	0.81	0.81	0.81
Shareholder distributions:
Distributions from net investment income	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)
Distributions from offering proceeds	(0.54)	(0.53)	(0.54)	(0.54)	(0.55)
Offering costs and deferred sales commissions	—	(0.09)	—	—	—
Other (4)	(0.03)	(0.04)	(0.03)	0.02	0.06
Net decrease in members’ equity attributed to common shares	(0.60)	(0.69)	(0.60)	(0.55)	(0.52)
Net asset value for common shares at end of period	$8.61	$8.35	$8.61	$8.70	$9.02
Common members’ equity at end of period	$144,978,110	$22,836,128	$56,156,327	$480,799	$331,100,495
Common shares outstanding at end of period	16,844,129	2,734,661	6,526,001	55,264	36,710,292

Ratio/supplemental data for common shares (annualized)
Total return attributed to common shares based on net asset value	9.56%	8.49%	9.51%	10.12%	10.23%
Ratio of net investment income to average net assets	1.92%	1.97%	1.92%	1.90%	1.84%
Ratio of operating expenses to average net assets before performance participation fee waiver	5.12%	5.26%	5.13%	5.06%	4.91%
Ratio of operating expenses to average net assets after performance participation fee waiver	4.96%	5.09%	4.96%	4.90%	4.75%
Portfolio turnover rate	12.35%	12.35%	12.35%	12.35%	12.35%
(1)The per share data for Class A, C, I, P-A and P-I shares were derived by using the weighted average shares outstanding during the year ended December 31, 2020, which were 17,188,603, 2,740,846, 6,672,886, 19,632, and 27,435,653, respectively.
(2)Does not reflect any incentive fees that may be payable to the Special Unitholder.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

	For the year ended December 31, 2019
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.40	$8.21	$8.40	$8.40	$8.62
Net investment income (2)	0.17	0.17	0.17	0.17	0.17
Net realized and unrealized gain (loss) on investments and swap contracts, net of incentive allocation to special unitholder	0.68	0.68	0.68	0.68	0.68
Change in translation of assets and liabilities denominated in foreign currencies (3)	—	—	—	—	—
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(0.24)	(0.24)	(0.24)	(0.24)	(0.24)
Net increase in net assets attributed to common members	0.61	0.61	0.61	0.61	0.61
Shareholder distributions:
Distributions from net investment income	(0.10)	(0.10)	(0.10)	(0.10)	(0.10)
Distributions from offering proceeds	(0.51)	(0.50)	(0.51)	(0.51)	(0.48)
Offering costs and deferred sales commissions	(0.02)	(0.05)	(0.03)	—	—
Other (4)	0.02	0.06	0.03	0.04	0.08
Net decrease in members’ equity attributed to common shares	(0.61)	(0.59)	(0.61)	(0.57)	(0.50)
Net asset value for common shares at end of period	$8.40	$8.23	$8.40	$8.44	$8.73
Common members’ equity at end of period	$144,540,863	$22,364,784	$56,217,673	$152,879	$185,463,453
Common shares outstanding at end of period	17,210,016	2,718,475	6,693,658	18,109	21,249,352

Ratio/supplemental data for common shares (annualized)
Total return attributed to common shares based on net asset value	7.30%	7.54%	7.04%	5.66%	8.15%
Ratio of net investment income to average net assets	2.01%	2.02%	1.99%	2.00%	1.95%
Ratio of operating expenses to average net assets	4.01%	4.04%	3.98%	3.99%	3.90%
Portfolio turnover rate	14.04%	14.04%	14.04%	14.04%	14.04%
(1)The per share data for Class A, C, I, P-A and P-I shares were derived by using the weighted average shares outstanding during the year ended December 31, 2019, which were 17,270,555, 2,645,713, 6,642,314 17,841, and 17,211,763, respectively.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 11. Financial Highlights (cont.)
(2)Does not reflect any incentive fees that may be payable to the Special Unitholder.
(3)Amount is less than $0.01 per share.
(4)Represents the impact of the different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 12. Revisions to Prior Period Financial Statements
As disclosed in the 2020 Form 10-K, during the year ended December 31, 2020, we identified errors related to deferred tax assets included in our consolidated financial statements for the quarterly period ending September 30, 2016 and each subsequent quarterly and annual period through the quarterly period ending June 30, 2020. We concluded that our previously issued consolidated financial statements were not materially misstated as a result of these errors, but the correction would be material to the current period Consolidated Statements of Operations. As such, we revised our previously reported quarterly and annual consolidated financial statements for the periods since September 30, 2016. The historical periods presented in this Annual Report on Form 10-K have been revised with corresponding adjustment to accumulated gains (losses) on the Consolidated Statements of Assets and Liabilities to correct for these errors.
The errors resulted in an overstatement of our deferred tax assets, net of allowance, on the Consolidated Statements of Assets and Liabilities and also affected the (Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts on the Consolidated Statements of Operations.
These errors had no impact on our cash flows, and as such, did not impact our Consolidated Statements of Cash Flows.
The following tables set forth the effect of the revisions on each of the individual affected line items in the consolidated financial statements:

	For the year ended December 31, 2019
	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Operations data
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	$(7,926,882)	$(2,535,091)	$(10,461,973)
Net increase in net assets resulting from operations	34,568,111	(2,535,091)	32,033,020
Net increase in net assets attributed to common members	29,297,441	(2,535,091)	26,762,350
Common stock per share information - basic and diluted
Net increase in net assets attributed to common members	$0.67	$(0.06)	$0.61

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 13. Subsequent Events
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2021 other than that disclosed below.
As of March 17, 2022, the Company closed to new equity capital and terminated its offering of shares except pursuant to the DRP. This close allows the Company to evaluate strategic directions for its portfolio. The Company also intends to use the period to solidify its portfolio, bringing more of its construction assets online and optimizing the financing of its portfolio.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 14. COVID-19 Impact
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
Our management assessed the effectiveness of the internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 framework as part of its assessment. Based on that assessment, our management concluded that, as of December 31, 2021, the internal control over financial reporting for the Company is effective based on the criteria established in Internal Control-Integrated Framework.
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. Other Information
None.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

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
Our Board of Directors consists of seven members, a majority of whom are independent directors as such term is defined in NASDAQ Listing Rule 5605(a)(2). We are prohibited from making loans or extending credit, directly or indirectly, to our directors or executive officers under section 402 of the Sarbanes-Oxley Act of 2002.
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

Name	Age	Position(s) Held with Us	Director/Executive Officer Since
David Sher	58	Director	2012
Charles Wheeler	61	Chief Executive Officer, President, and Director	2012
Richard C. Butt	66	Chief Financial Officer and Secretary	2014
Robert Brennan	59	Director	2019
Kathleen Cuocolo	70	Independent Director	2013
Robert Herriott	52	Independent Director	2013
David M. Kastin	54	Independent Director	2013
Cynthia Curtis	62	Independent Director	2019
David Sher has been a board member since our inception in December 2012. Mr. Sher has served as Chief Executive Officer of GCM and Co-Chief Executive Officer of Greenbacker Group LLC since August 2012 (having previously served as a Managing Director of Greenbacker Group LLC since February 2011), as well as a member of GCM’s Investment Committee. He has also served as Chief Executive Officer and as a director of GREC since November 2011. Prior to joining our Company, Mr. Sher was a senior advisor at Prospect Capital Corporation, a mezzanine debt and private equity firm that manages a publicly traded, closed-end, dividend-focused investment company, from June 2009 to January 2011 (NASDAQ: PSEC). Prior to joining Prospect Capital, Mr. Sher was a serial entrepreneur founding a number of ventures in the financial services and brokerage industry. In 2002, Mr. Sher was a founder and Managing Director of ESP Technologies, a leading provider of financial software and services to institutional asset managers and hedge funds. In May of 2007, that company was sold to a group of investors. Prior to co-founding ESP, Mr. Sher was a founder and CEO of an online brokerage company, ElephantX dot com Inc. Additionally, in September 1997, he co-founded, developed and managed Lafayette Capital Management LLC, a statistical arbitrage hedge fund. Mr. Sher also spent six years at Bear Stearns where he developed trading ideas and strategies for correspondent clearing customers from 1991 to 1997.
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
Robert Brennan has been a director since May 2019. Robert has served as Co-Chair of the Board of Directors of GREC and as a Non-Executive Officer of GCM since December 1, 2017. Mr. Brennan was previously a Senior Managing Director and

Head of Guggenheim Partners Commercial Real Estate Finance Group, where from 2010 to 2017 he built a national commercial mortgage loan origination, servicing and asset management business responsible for nearly $10 billion of loans for client investment portfolios. Additionally, Mr. Brennan was an executive member and founding investor of Pillar Financial, Guggenheim’s GSE licensed lending, mortgage banking, and servicing affiliate, which was sold to SunTrust Bank in late 2016. Mr. Brennan spent the last 26 years of his 34-year Wall Street career focused on real estate, in which he played a wide range of roles including trading, origination, structuring and banking, and asset management. Mr. Brennan was involved with a broad array of property and project types ranging from conventional income producing to project-based transactions. Prior to Guggenheim, he was the Global Head of Credit Suisse’s Real Estate Finance and Securitization Group which was a dominant global leader in the commercial real estate finance industry. Mr. Brennan joined Credit Suisse in November 2000, when it was merged with Donaldson, Lufkin and Jenrette (“DLJ”), where he was a Managing Director and Head of the Commercial Mortgage Group. Mr. Brennan held previous positions at UBS Securities and L.F. Rothschild and started his career in 1983 with E.F. Hutton, where he was an Associate in the Investment Banking Division. Mr. Brennan is a graduate of the University of Vermont and holds an M.B.A. from New York University. He is a member of the Board of the Commercial Real Estate Finance Council, where he chairs the long-range planning and investment committee.
Kathleen Cuocolo, an independent director since July 2013, is currently President of Syntax LLC, a company that has created a new class of equity indices—Syntax Stratified Indices. She is responsible for overseeing the business and infrastructure development at Syntax of a family of Stratified IndicesTM and Stratified FundsTM. Ms. Cuocolo was formerly Managing Director, Head of Global ETF Accounting and Administration at Bank of New York Mellon from April 2008 until March 2013. Prior to Bank of New York Mellon, she was President of Cuocolo & Associates from January 2004 through March 2008, where she specialized in board governance services. From September 1982 through July 2003, Ms. Cuocolo served as Executive Vice President of State Street Corporation, where she was also Head of US Fund Administration Services and the founder of Exchange Traded Fund Services. In addition, Ms. Cuocolo served as an independent director of Guardian Life Mutual Funds from June 2006 through its acquisition by RS Investments in December 2007; Chairperson of Select Sectors SPDR Trust from August 2000 through October 2007; trustee of SPDR Trust from January 1993 through July 2003; President and Director of The China Fund from September 1999 through July 2003; and President of the State Street Master Funds from January 2000 through July 2003. Ms. Cuocolo was selected to serve as an independent director based upon her extensive experience in financial service administration as well as an investor.
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

Cynthia Curtis has been an independent director since May 2019. She is currently Senior Vice President of Sustainability for JLL, a Fortune 200 commercial real estate services company. She is responsible for elevating JLL’s sustainability program, embedding it broadly throughout the business and driving meaningful impact with and through JLL’s clients. Ms. Curtis also collaborates with the Investor Relations team to ensure its investors have a more complete understanding of JLL’s competencies, goals and impacts. She represents the Company on the World Green Building Council’s Corporate Advisory Board. Previously, Ms. Curtis worked in the public, private and non-profit sectors, including at Ceres CA Technologies, where she served as Vice President and Chief Sustainability Officer, and at EMC (now Dell), where she was Senior Director, Services Marketing. She lives in the Boston area, is a member of the New England Women in Energy and the Environment, chairs the Wellesley Village Church Energy Committee, and built one of the region’s first gold LEED-certified residences. Ms. Curtis was selected to serve as an independent director based on her extensive experience in marketing and sustainability.
We operate under the direction of our Board of Directors, a majority of whom are independent—Kathleen Cuocolo, Robert Herriott, David M. Kastin, and Cynthia Curtis. Charles Wheeler, who also serves as Chief Executive Officer and President of the Company and President of our Advisor, and David Sher, who also serves as Chief Executive Officer of our Advisor, are the other members of our Board of Directors. No member of our Board of Directors, including Messrs. Sher and Wheeler, has ever served as an officer or director of the dealer manager, or of any of their affiliates.
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
We have issued 23,601 Class A and 2,776 Class P-D shares to our Advisor. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares subject to options that are currently exercisable or exercisable within 60 days of the offering. Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power.

Name and Address (1)	Number of Shares Beneficially Owned	Percentage of all Shares Issued and Outstanding
Greenbacker Capital Management LLC (2)	26,377	0.02%
Greenbacker Group LLC	—	—%
David Sher	11,659	0.01%
Charles Wheeler	27,738	0.02%
Richard C. Butt	30,328	0.02%
Robert Brennan	12,000	0.01%
Kathleen Cuocolo	32,971	0.02%
Cynthia Curtis	5,466	—%
Robert Herriott	11,305	0.01%
David M. Kastin	10,798	0.01%
All officers and directors as a group (8 persons)*	142,264	0.09%
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee has appointed KPMG as our independent registered public accounting firm for the fiscal years ending December 31, 2021 and 2020.
Fees Billed for KPMG LLP
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor ID: 185.
The following table shows the fees for audit and other services provided by KPMG for fiscal 2021 and 2020:

	2021	2020
Audit fees (1)	$1,134,350	$880,760
Audit-related fees (2)	—	10,000
Tax fees (3)	129,790	121,052
All other fees (4)	—	—
Total	$1,264,140	$1,011,812
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
(1)Audit fees represent fees for professional services provided in connection with the audit of the LLC's consolidated financial statements and review of the LLC's quarterly consolidated financial statements and audit services provided in connection with the LLC's quarterly and annual statutory or regulatory filings.
(2)Audit-related fees consist of all fees associated with statutory and regulatory filings other than the LLC's quarterly and annual statutory and regulatory filings, such as fees to issue consents for the LLC's filing of prospectuses.
(3)Tax fees consist of tax compliance fees.
(4)Other fees billed in the reporting periods for services provided by KPMG include consents for the LLC’s audited financial statements to be included in various SEC filings.
KPMG has not provided services or charged fees to our Advisor or entities that are controlling, controlled by or under common control of our Advisor.

PART IV
ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).
(a)Documents Filed as Part of this Report
(1)The following consolidated financial statements are set forth in Item 8:
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Assets and Liabilities as of December 31, 2021 and 2020
•Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Changes in Net Assets for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
•Consolidated Schedules of Investments as of December 31, 2021 and 2020
•Notes to the Consolidated Financial Statements
(2)Financial Statement Schedules have been omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.
(b)Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description of Document

3.1*
Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on December 11, 2012)

3.2*
Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated November 17, 2020 (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-55610) filed on November 17, 2020)

10.1*
Fourth Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated July 1, 2021 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on July 1, 2021)

10.2*
Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-55610) filed on November 17, 2020)

10.3*
Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

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

101
The following materials from Greenbacker Renewable Energy Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 30, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Net Assets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Schedules of Investments; and (vi) Notes to the Consolidated Financial Statements.

*Filed previously
**    Filed herewith
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2022	By	/s/ Charles Wheeler
Charles Wheeler
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Greenbacker Renewable Energy Company LLC

Date: March 30, 2022	By	/s/ Richard C. Butt
Richard C. Butt
Chief Financial Officer and Principal Accounting Officer
(Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Wheeler	Chairman, Chief Executive Officer and Director	March 30, 2022
Charles Wheeler	(Principal Executive Officer)

/s/ Richard C. Butt	Chief Financial Officer and Principal Accounting Officer	March 30, 2022
Richard C. Butt	(Principal Financial and Accounting Officer)
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

/s/ David Sher
David Sher	Director	March 30, 2022

/s/ Kathleen Cuocolo
Kathleen Cuocolo	Director	March 30, 2022

/s/ Robert Herriott
Robert Herriott	Director	March 30, 2022

/s/ David M. Kastin
David M. Kastin	Director	March 30, 2022

/s/ Robert Brennan
Robert Brennan	Director	March 30, 2022

/s/ Cynthia Curtis
Cynthia Curtis	Director	March 30, 2022