Form 10-Q
period 2022-03-31
Greenbacker Renewable Energy Co LLC
filed 2022-05-16
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
As of May 10, 2022, the registrant had 177,455,627 shares of common interests, $0.001 par value, outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments in controlled/affiliated portfolios, at fair value (cost of $1,323,422,287 and $1,191,393,635, respectively)	$1,477,703,701	$1,335,063,419
Investments in non-controlled/non-affiliated portfolios, at fair value (cost of $40,786,951 and $33,286,139, respectively)	40,786,951	33,286,139
Investments in money market funds, at fair value (cost of $67,444,619 and $67,392,443, respectively)	67,444,619	67,392,443
Cash and cash equivalents	16,747,819	92,179,779
Restricted cash	35,967,698	29,683,613
Swap contracts, at fair value	9,713,065	—
Shareholder contribution receivable	1,982,209	2,052,750
Dividend receivable	15,670,582	10,481,202
Investment sales receivable	—	69,994
Return of capital receivable	4,038,614	654,622
Other assets**	11,552,284	11,695,159
Total assets	$1,681,607,542	$1,582,559,120

LIABILITIES
Swap contracts, at fair value	$872,397	$7,501,983
Deferred tax liabilities, net of allowance	32,465,176	26,707,096
Payable for investments purchased	873,970	420,594
Term note payable, net of financing costs	78,359,094	79,413,622
Management fee payable	2,406,254	2,271,687
Performance participation fee payable	384,065	3,359,269
Accounts payable and accrued expenses	7,224,772	2,915,210
Due to Advisor	347,104	607,610
Shareholder distributions payable	8,472,221	7,930,813
Payable for repurchases of common stock	6,269,499	7,493,978
Deferred sales commission payable	4,319,552	4,626,626
Total liabilities	$141,994,104	$143,248,488

Commitments and contingencies (Note 9. Commitments and Contingencies)

MEMBERS’ EQUITY (NET ASSETS)
Preferred stock, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$—	$—
Common stock, par value, $.001 per share, 350,000,000 authorized; 177,189,669 and 165,387,519 shares issued and outstanding, respectively	177,190	165,388
Paid-in capital in excess of par value	1,571,628,036	1,468,107,899
Accumulated (losses)*	(32,191,788)	(28,962,655)
Total members’ equity	1,539,613,438	1,439,310,632
Total liabilities and equity	$1,681,607,542	$1,582,559,120

Net assets, Class A (shares outstanding of 16,592,648 and 16,580,558, respectively)	$137,649,990	$137,994,947
Net assets, Class C (shares outstanding of 2,758,982 and 2,741,963, respectively)	22,403,376	22,290,310
Net assets, Class I (shares outstanding of 6,425,950 and 6,449,493, respectively)	53,290,330	53,665,823
Net assets, Class P-A (shares outstanding of 791,521 and 783,593 respectively)	6,772,151	6,721,670
Net assets, Class P-D (shares outstanding of 198,847 and 198,548, respectively)	1,745,128	1,747,603
Net assets, Class P-I (shares outstanding of 103,192,600 and 92,069,013, respectively)	906,370,831	810,046,418
Net assets, Class P-S (shares outstanding of 46,988,141 and 46,324,757, respectively)	409,331,577	404,803,246
Net assets, Class P-T (shares outstanding of 240,980 and 239,594, respectively)	2,050,055	2,040,615
Total members’ equity	$1,539,613,438	$1,439,310,632
*Accumulated deficit, accumulated net realized gain on investments, and accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes, foreign currency translation, and swap contracts are included in accumulated gains (losses).
** As of March 31, 2022 and December 31, 2021, Other assets includes $5,000,000 of cash collateral associated with a derivative instrument.
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$12,547,447	$5,252,663
Total investment income from controlled, affiliated investments	$12,547,447	$5,252,663

Investment income from non-controlled, non-affiliated investments:
Interest income	750,254	946,010
Total investment income	$13,297,701	$6,198,673

Operating expenses:
Management fee expense	6,886,720	4,075,503
Audit and tax expense	596,501	582,607
Interest and financing expenses	720,485	722,560
General and administration expenses	204,110	173,973
Performance participation fee	384,065	—
Legal expenses	856,398	86,301
Directors fees and expenses	469,121	109,480
Insurance expense	45,292	48,172
Transfer agent expense	197,260	147,946
Other professional fees expenses	2,531,932	50,548
Other expenses*	765,344	560,790
Total expenses	13,657,228	6,557,880
Net investment income (loss) before taxes	(359,527)	(359,207)
(Benefit from) income taxes	(3,164,293)	(1,369,294)
Net investment income	2,804,766	1,010,087

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized loss on investments	(1,688)	(72,149)
Net change in unrealized appreciation (depreciation) on:
Investments	10,595,861	2,171,448
Foreign currency translation	15,768	20,142
Swap contracts	16,342,650	3,739,027
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(8,922,373)	(3,142,873)
Net increase in net assets attributed to members' equity	$20,834,984	$3,725,682

Common stock per share information —basic and diluted:
Net investment income	$0.02	$0.01
Net increase in net assets attributed to members' equity	$0.12	$0.04
Weighted average common shares outstanding	172,432,429	85,937,169
* For the three months ended March 31, 2022 and March 31, 2021, Other expenses includes $466,870 and $493,816 of net realized losses on swap contracts, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the three months ended March 31, 2022
(unaudited)

	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Total members’ equity (net assets)
Balances as of December 31, 2021	165,387,519	$165,388	$1,468,107,899	$(134,628,568)	$18,112,450	$93,893,884	$(98,244)	$(6,242,177)	$1,439,310,632
Proceeds from issuance of common stock, net	11,881,864	11,882	104,561,989	—	—	—	—	—	104,573,871
Issuance of common stock under distribution reinvestment plan	640,432	640	5,551,402	—	—	—	—	—	5,552,042
Repurchases of common stock	(720,146)	(720)	(6,261,773)	—	—	—	—	—	(6,262,493)
Offering costs	—	—	(331,481)	—	—	—	—	—	(331,481)
Deferred sales commissions	—	—	—	(86,975)	—	—	—	—	(86,975)
Shareholder distributions	—	—	—	(23,977,142)	—	—	—	—	(23,977,142)
Net investment income	—	—	—	2,804,766	—	—	—	—	2,804,766
Net realized loss on investments	—	—	—	—	(1,688)	—	—	—	(1,688)
Net change in unrealized appreciation on investments	—	—	—	—	—	10,595,861	—	—	10,595,861
Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	15,768	—	15,768
Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	16,342,650	16,342,650
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(8,922,373)	—	—	(8,922,373)
Balance as of March 31, 2022	177,189,669	$177,190	$1,571,628,036	$(155,887,919)	$18,110,762	$95,567,372	$(82,476)	$10,100,473	$1,539,613,438

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the three months ended March 31, 2021
(unaudited)

	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Total members’ equity (net assets)
Balances as of December 31, 2020	62,870,347	$62,870	$550,896,111	$(60,708,055)	$18,141,632	$55,759,375	$(108,971)	$(8,491,103)	$555,551,859
Proceeds from issuance of common stock, net	50,634,032	50,635	455,771,849	—	—	—	—	—	455,822,484
Issuance of common stock under distribution reinvestment plan	181,245	181	1,549,824	—	—	—	—	—	1,550,005
Repurchases of common stock	(490,835)	(491)	(4,298,147)	—	—	—	—	—	(4,298,638)
Offering costs	—	—	(1,513,488)	—	—	—	—	—	(1,513,488)
Deferred sales commissions	—	—	—	(4,024,725)	—	—	—	—	(4,024,725)
Shareholder distributions	—	—	—	(11,952,024)	—	—	—	—	(11,952,024)
Net investment income	—	—	—	1,010,087	—	—	—	—	1,010,087
Net realized loss on investments	—	—	—	—	(72,149)	—	—	—	(72,149)
Net change in unrealized appreciation on investments	—	—	—	—	—	2,171,448	—	—	2,171,448
Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	20,142	—	20,142
Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	3,739,027	3,739,027
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(3,142,873)	—	—	(3,142,873)
Balances as of March 31, 2021	113,194,789	$113,195	$1,002,406,149	$(75,674,717)	$18,069,483	$54,787,950	$(88,829)	$(4,752,076)	$994,861,155
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Operating activities:
Net increase in net assets from operations	$20,834,984	$3,725,682
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	212,339	155,334
Gross funding of new or existing investments	(183,873,263)	(169,813,432)
Return of capital	35,075,363	35,051,394
Proceeds from principal payments and sales of investments	9,266,747	1,339,375
Purchase of money market funds, net	(52,176)	(304,241,224)
Net realized loss on investments	1,688	72,149
Net change in unrealized (appreciation) on investments	(10,595,861)	(2,171,448)
Net change in unrealized (appreciation) on foreign currency translation	(15,768)	(20,142)
Net change in unrealized (appreciation) on swap contracts	(16,342,650)	(3,739,027)
Deferred tax expense	5,758,080	1,773,579
(Increase) decrease in other assets:
Receivable for investments sold	69,994	500,000
Receivable for return of capital	(3,383,992)	1,719,947
Dividend receivable	(5,189,380)	1,132,711
Other assets	142,875	(905,807)
Increase (decrease) in other liabilities:
Payable for investments purchased	453,376	(2,041,002)
Management fee payable	134,567	692,512
Performance participation fee payable	(2,975,204)	(3,540,052)
Accounts payable and accrued expenses	4,309,562	372,195
Net cash (used in) operating activities	(146,168,719)	(439,937,256)

Financing activities:
Paydowns on credit facility and term note	(1,266,867)	(1,246,302)
Proceeds from issuance of shares of common stock, net	104,863,870	459,646,314
Distributions paid	(18,103,151)	(8,066,157)
Offering costs	(591,987)	(115,490)
Deferred sales commission	(394,049)	(61,731)
Repurchases of common stock	(7,486,972)	(5,948,128)
Net cash provided by financing activities	77,020,844	444,208,506
Net (decrease) increase in cash and cash equivalents	(69,147,875)	4,271,250
Cash, cash equivalents and restricted cash, beginning of period	121,863,392	4,675,836
Cash, cash equivalents and restricted cash, end of period	$52,715,517	$8,947,086

Reconciliation of cash, cash equivalents and restricted cash per the Consolidated Statements of Assets and Liabilities
Cash and cash equivalents	$16,747,819	$8,947,086
Restricted cash	35,967,698	—
Total cash, cash equivalents and restricted cash	$52,715,517	$8,947,086

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$338,251	$447,176
Shareholder contribution receivable from sale of common stock	$1,982,209	$2,581,048
Due to Advisor for offering costs	$347,104	$1,399,749
Deferred sales commission payable	$4,319,552	$4,094,869
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
March 31, 2022
(unaudited)

Investments in controlled/affiliated Portfolios	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Limited Liability Company Member Interests in the United States- Not readily marketable

Battery Storage
Pacifica Portfolio (e)			100% Ownership	$11,603,047	$10,709,612	0.7%
Other Battery Storage Portfolios (e)			100% Ownership	4,855,679	4,855,679	0.3%
Total Battery Storage - 1.0%				$16,458,726	$15,565,291	1.0%

Biomass
Eagle Valley Biomass Portfolio			100% Ownership	$24,479,299	$12,690,189	0.8%
Total Biomass - 0.8%				$24,479,299	$12,690,189	0.8%

Commercial Solar
Celadon Portfolio (e)			100% Ownership or Managing Member, Equity Owner	$187,909,496	$212,221,346	13.8%
GEH Portfolio (e)			100% Ownership or Managing Member, Equity Owner	151,057,169	155,312,690	10.1%
Ponderosa Portfolio (e)			100% Ownership	72,929,785	92,647,595	6.0%
Sego Lily - Solar Portfolio (e)			100% Ownership or Managing Member, Equity Owner	110,636,061	132,246,034	8.6%
Trillium Portfolio			Managing Member, Equity Owner	75,943,161	104,947,032	6.8%
Other Commercial Solar Portfolios (d)(e)			100% Ownership or Managing Member, Equity Owner	313,677,497	358,335,735	23.3%
Total Commercial Solar - 68.6%				$912,153,169	$1,055,710,432	68.6%

Wind
Sego Lily - Wind Portfolio			Managing Member, Equity Owner	$117,376,719	$144,554,048	9.4%
Greenbacker Wind Holdings II Portfolio			100% Ownership or Managing Member, Equity Owner	63,171,752	59,490,435	3.9%
Greenbacker Wind - HoldCo Portfolio			100% Ownership	87,619,177	83,711,600	5.4%
Other Wind Investments Portfolios			100% Ownership	56,747,122	59,299,109	3.9%

Investments in controlled/affiliated Portfolios	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
Total Wind - 22.6%				$324,914,770	$347,055,192	22.6%

Other Investments
Other Portfolios			(c)	$44,802,587	$46,054,008	3.0%
Total Other Investments - 3.0%				$44,802,587	$46,054,008	3.0%

Energy Efficiency in the United States
Other Energy Efficiency Portfolios			(b)	$613,736	$628,589	—%
Total Energy Efficiency - —%				$613,736	$628,589	—%
Total Investments in controlled/affiliated portfolios				$1,323,422,287	$1,477,703,701	96.0%

Investments in non-controlled/non-affiliated portfolios
Secured Loans - Not readily marketable
Chaberton Loan	8.00%	9/30/2022	$5,032,122	$5,032,122	$5,032,122	0.3%
Cider Loan	8.00%	6/30/2022	$13,928,400	13,928,400	13,928,400	0.9%
Encore Loan	10.00%	4/30/2022	$3,058,527	3,058,527	3,058,527	0.2%
New Market Loan	9.00%	6/30/2022	$5,008,070	5,008,070	5,008,070	0.3%
Shepherd's Run Loan	8.00%	9/30/2022	$8,751,528	8,751,528	8,751,528	0.6%
SE Solar Loan	9.00%	6/30/2022	$5,008,304	5,008,304	5,008,304	0.3%
Total Secured Loans - Not readily marketable - 2.6%				$40,786,951	$40,786,951	2.6%
Total Investments in non-controlled/non-affiliated portfolios				$40,786,951	$40,786,951	2.6%

Investments in Money Markets Funds
Allspring Treasury Plus Money Market Fund - Institutional Class			$14,362,448	$14,362,448	$14,362,448	0.9%
Fidelity Government Portfolio - Class I			$19,359,861	19,359,861	19,359,861	1.3%
First American Government Obligations Fund - Class X			$19,309,861	19,309,861	19,309,861	1.3%
First American Government Obligations Fund - Class Z			$50,000	50,000	50,000	—%

Investments in controlled/affiliated Portfolios	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets (a)
JPMorgan US Government Money Market Fund - Class L			$14,362,449	14,362,449	14,362,449	0.9%
Total Investments in Money Market Funds - 4.4%				$67,444,619	$67,444,619	4.4%

TOTAL INVESTMENTS: 103.0%				$1,431,653,857	$1,585,935,271	103.0%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: (3.0)%					(46,321,833)	(3.0)%
TOTAL NET ASSETS: 100.0%					$1,539,613,438	100.0%
(a)Percentages are based on net assets of $1,539,613,438 as of March 31, 2022.
(b)Includes capital leases and secured loans.
(c)Includes pre-acquisition and due diligence expenses.
(d)Includes the Canadian Northern Lights assets, which are located outside of the United States of America and are a Capital Stock investment.
(e)Includes assets that have not reached COD.
Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	$15,035,939	$21,666
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	25,582,317	(451,095)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	3,545,881	(143,994)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.688%	Monthly	12/31/2034	30,855,021	(576,388)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.642%	Monthly	6/30/2040	5,865,485	277,414
Canadian Imperial Bank of Commerce	Receive	USD-SOFR-COMPOUND	1.604%	Quarterly	6/30/2044	284,692,696	9,713,065
							$8,840,668
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
December 31, 2021

Investments in controlled/affiliated portfolios	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets(a)
Limited Liability Company Member Interests in the United States- Not readily marketable
Battery Storage
Pacifica Portfolio (e)			100% Ownership	$11,288,841	$10,747,811	0.7%
Total Battery Storage - 0.7%				$11,288,841	$10,747,811	0.7%

Biomass
Eagle Valley Biomass Portfolio			100% Ownership	$24,533,222	$17,184,912	1.2%
Total Biomass - 1.2%				$24,533,222	$17,184,912	1.2%

Commercial Solar
Celadon Portfolio (e)			100% Ownership or Managing Member, Equity Owner	165,129,450	187,410,880	13.0%
GEH Portfolio (e)			100% Ownership or Managing Member, Equity Owner	$150,463,205	$157,925,117	11.0%
Ponderosa Portfolio (e)			100% Ownership or Managing Member, Equity Owner	49,514,975	59,577,751	4.1%
Sego Lily - Solar Portfolio (e)			100% Ownership or Managing Member, Equity Owner	107,621,275	122,272,431	8.5%
Trillium Portfolio			Managing Member, Equity Owner	74,764,309	101,432,185	7.0%
Other Commercial Solar Portfolios (d)(e)			100% Ownership or Managing Member, Equity Owner, or Equity Owner	$250,865,362	$302,548,767	21.0%
Total Commercial Solar - 64.6%				$798,358,576	$931,167,131	64.6%

Wind
Sego Lily - Wind Portfolio			Managing Member, Equity Owner	$117,410,390	$140,965,616	9.8%
Greenbacker Wind Holdings II Portfolio			100% Ownership or Managing Member, Equity Owner	$62,787,210	$62,272,198	4.3%
Greenbacker Wind - HoldCo Portfolio			100% Ownership	84,674,188	78,025,844	5.4%

Investments in controlled/affiliated portfolios	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets(a)
Other Wind Investments Portfolios			100% Ownership	56,638,076	58,770,864	4.1%
Total Wind - 23.6%				$321,509,864	$340,034,522	23.6%

Other Investments
Other Portfolios			(c)	$35,034,396	$35,243,259	2.4%
Total Other Investments - 2.4%				$35,034,396	$35,243,259	2.4%

Energy Efficiency in the United States
Other Energy Efficiency Portfolios			(b)	$668,736	$685,784	—%
Total Energy Efficiency - —%				$668,736	$685,784	—%
Total Investments in controlled/affiliated portfolios				$1,191,393,635	$1,335,063,419	92.5%

Investments in non-controlled/non-affiliated portfolios
Secured Loans - Not readily marketable
Chaberton Loan	8.00%	9/30/2022	$2,247,962	$2,247,962	$2,247,962	0.2%
Encore Loan	10.00%	1/31/2022	$3,058,527	3,058,527	3,058,527	0.2%
Hudson Loan	8.00%	1/31/2022	$4,984,650	4,984,650	4,984,650	0.3%
Hudson II Loan	8.00%	1/31/2022	$4,227,098	4,227,098	4,227,098	0.3%
New Market Loan	9.00%	3/31/2022	$5,008,070	5,008,070	5,008,070	0.3%
Shepherd's Run Loan	8.00%	9/30/2022	$8,751,528	8,751,528	8,751,528	0.6%
SE Solar Loan	9.00%	3/31/2022	$5,008,304	5,008,304	5,008,304	0.3%
Total Secured Loans - Not readily marketable - 2.2%				$33,286,139	$33,286,139	2.2%
Total Investments in non-controlled/non-affiliated portfolios				$33,286,139	33,286,139	2.2%

Investments in Money Market Funds
Allspring Treasury Plus Money Market Fund - Institutional Class			$16,823,110	$16,823,110	16,823,110	1.2%
Fidelity Government Portfolio - Class I			$16,873,111	$16,873,111	16,873,111	1.2%
First American Government Obligations Fund - Class X			$16,823,111	$16,823,111	16,823,111	1.2%

Investments in controlled/affiliated portfolios	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets(a)
First American Government Obligations Fund - Class Z			$50,000	$50,000	50,000	—%
JPMorgan US Government Money Market Fund - Class L			$16,823,111	$16,823,111	16,823,111	1.2%
Total Investments in Money Market Funds - 4.8%				$67,392,443	$67,392,443	4.8%

TOTAL INVESTMENTS: 99.5%				$1,292,072,217	$1,435,742,001	99.5%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: 0.5%					3,568,631	0.5%
TOTAL NET ASSETS: 100.0%					$1,439,310,632	100.0%
(a)Percentages are based on net assets of $1,439,310,632 as of December 31, 2021.
(b)Includes capital leases and secured loans.
(c)Includes pre-acquisition and due diligence expenses.
(d)Includes the Canadian Northern Lights assets, which are located outside of the United States of America and are a Capital Stock investment.
(e)Includes assets that have not reached COD.
Interest Rate Swaps

Counterparty	Pay / Receive Floating Rate	Floating Rate Index	Fixed Pay Rate	Payment Frequency	Maturity Date	Notional Amount	Value
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.261%	Monthly	2/29/2032	$15,406,096	$(767,195)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.648%	Monthly	12/31/2038	26,207,255	(1,899,786)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.965%	Monthly	12/31/2038	3,607,242	(378,543)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	2.688%	Monthly	12/31/2034	31,616,866	(2,294,124)
Fifth Third Financial Risk Solutions	Receive	1-MO-USD-LIBOR	1.642%	Monthly	6/30/2040	5,314,050	(106,475)
Canadian Imperial Bank of Commerce	Receive	USD-SOFR-COMPOUND	1.604%	Quarterly	6/30/2044	284,692,696	(2,055,860)
							$(7,501,983)
The accompanying notes are an integral part of these consolidated financial statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (unaudited)
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

As of June 4, 2019, pursuant to our Registration Statement on Form S-3D (File No. 333-231960), we offered a maximum of $10,000,000 in shares to our existing shareholders pursuant to the DRP. As of November 30, 2020, pursuant to our Registration Statement on Form S-3D (File No. 333-251021), the LLC was offering up to an additional $20,000,000 in Class A, C and I shares to our existing shareholders pursuant to the DRP. As of February 1, 2021, the DRP was amended to include all of the LLC's privately offered share classes, and thus is available to all investors as is the LLC's Share Repurchase Program (the "SRP"). As of March 17, 2022, the Company is closed to new equity capital and is no longer offering shares except pursuant to the DRP.
As of March 31, 2022, the Company has made solar, wind, biomass, battery storage, and energy efficiency investments in 15 portfolios domiciled in the United States and in Canada, as well as six secured loan investments in the United States (See Note 3. Investments). As of December 31, 2021, the Company had made solar, wind, biomass, battery storage, and energy efficiency investments in 14 portfolios domiciled in the United States and in Canada, as well as seven secured loan investments in the United States.
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

Note 2. Significant Accounting Policies (cont.)
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
The financial information associated with the March 31, 2022 consolidated financial statements has been prepared by management and, in the opinion of management, contains all adjustments and eliminations necessary for a fair presentation in accordance with GAAP.
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
As of March 31, 2022, the Company had $16,747,819 in cash presented on the Consolidated Statements of Assets and Liabilities. As of March 31, 2022, the Company did not hold any cash equivalents.
Restricted Cash
Restricted cash consists of cash accounts or letters of credit that are restricted for use on specific investments. As of March 31, 2022, restricted cash included $35,967,698 of collateral related to the ongoing construction of certain of the Company's pre-operational assets.
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

Note 2. Significant Accounting Policies (cont.)
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

Note 2. Significant Accounting Policies (cont.)
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
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common members per share and net investment income per share for the three months ended March 31, 2022 and March 31, 2021.

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Basic and diluted
Net investment income	$2,804,766	$1,010,087
Net increase in net assets attributed to common members	$20,834,984	$3,725,682
Net investment income per share	$0.02	$0.01
Net increase in net assets attributed to common members per share	$0.12	$0.04
Weighted average common shares outstanding	172,432,429	85,937,169
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

Note 2. Significant Accounting Policies (cont.)
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
The costs incurred by our Advisor and/or dealer manager are recognized as a liability of the Company to the extent that the Company is obligated to reimburse our Advisor and/or dealer manager. When recognized by the Company, organizational costs are expensed and offering costs, excluding selling commissions and dealer manager fees, are recognized as a reduction of the proceeds from the offering. As of March 31, 2022, $1,155,017 in O&O costs were incurred by our Advisor with respect to the Company's offering, of which $347,104 is a current payable and $807,913 was reimbursed to the Advisor.
Financing Costs
Financing costs incurred by the Company for the issuance of debt liabilities are deferred and amortized using the straight-line method over the life of the debt liability. Financing costs related to debt liabilities incurred by the Company are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the carrying amount of that debt liability.
Return of Capital Receivable
For operational assets, if the project company has inadequate cash to fund day-to-day expenses, the Company will loan funds to that project company through an investment. Once the project company has adequate cash, they will repay the loan by sending a return of capital distribution. As of March 31, 2022 and December 31, 2021, a return of capital receivable of $4,038,614 and $654,622, respectively was recorded on the Consolidated Statements of Assets and Liabilities.
Performance Participation Fee
Under the Operating Agreement, the incentive fee payable by the Company was simplified to be structured with two components: the performance participation fee and the liquidation performance participation fee (each as defined in Note 5. Related Party Agreements and Transaction Agreements). The performance participation fee is based on the Company's total return amount during the relevant calculation period. The calculation of the performance participation fee is further detailed in Note 5. Related Party Agreements and Transaction Agreements. The performance participation fee is accounted for and classified as an operating expense and reflected as the Performance participation fee on the Consolidated Statements of Operations. Under the Operating Agreement, a Performance participation fee payable of $384,065 and $3,359,269 was recorded as of March 31, 2022 and December 31, 2021, respectively, in the Consolidated Statements of Assets and Liabilities. The

Note 2. Significant Accounting Policies (cont.)
Performance participation fee recorded on the Consolidated Statements of Operations for the three months ended March 31, 2022 and March 31, 2021 is $384,065 and nil, respectively.
Deferred Sales Commissions
The Company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker-dealers in the future in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of the Class C shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of (1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; (2) the date which approximates an expected liquidity event for the Company; or (3) the expected holding period of the investment. The costs expected to be incurred at the time of the sale of the Class P-T and Class P-S shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of (1) the date which approximates an expected liquidity event for the Company; or (2) the expected holding period of the investment. The estimated amount of the liability can be updated as management's assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained. As of March 31, 2022, and December 31, 2021, the Company recorded a liability for deferred sales commissions in the amount of $4,319,552 and $4,626,626, respectively.
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
The fair value of interest rate swap contracts open as of March 31, 2022 is included on the Consolidated Schedule of Investments by contract. For the three months ended March 31, 2022, the Company’s average notional exposure to interest rate swap contracts was $60,929,557.
Consolidated Statements of Assets and Liabilities – Fair Values of Derivatives at March 31, 2022

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value*
Swaps
Interest Rate Risk	Swap contracts, at fair value	$9,713,065	Swap contracts, at fair value	$872,397
		$9,713,065		$872,397
*Reflects the net amount of the interest rate swaps with Fifth Third Financial Risk Solutions.

Note 2. Significant Accounting Policies (cont.)
Consolidated Statements of Assets and Liabilities – Fair Value of Derivatives at December 31, 2021

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value*
Swaps
Interest Rate Risk	Swap contracts, at fair value	$—	Swap contracts, at fair value	$7,501,983
		$—		$7,501,983
*Reflects the net amount of the interest rate swaps with Fifth Third Financial Risk Solutions.
The effect of derivative instruments on the Consolidated Statements of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the three months ended March 31, 2022	Change in net unrealized depreciation on derivative transactions for the three months ended March 31, 2021
Swaps
Interest Rate Risk	$16,342,650	$3,739,027
	$16,342,650	$3,739,027

Risk Exposure	Other expenses for the three months ended March 31, 2022	Other expenses for the three months ended March 31, 2021
Swaps
Interest Rate Risk	$466,870	$493,816
	$466,870	$493,816
By using derivative instruments, the Company is exposed to the counterparty’s credit risk - the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Consolidated Statements of Assets and Liabilities. As appropriate, the Company minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements.
During December 2021, the Company entered into an agreement with Canadian Imperial Bank of Commerce for the purpose of hedging our investment in a pre-operating solar facility that the Company has contracted to acquire. The derivative instrument has a trade date of December 15, 2021, an effective date of March 31, 2024 and an initial notional amount of $284,692,696. The fixed rate is 1.60%. Per the terms of the agreement, the swap is contingent on the transaction closing. While the transaction has not yet closed, in order to lock in the terms, the Company made a payment for the amount of $5,000,000 to be maintained as cash collateral. As of March 31, 2022 and December 31, 2021, this cash collateral is recorded in Other assets in the Consolidated Statements of Assets and Liabilities.
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
The LLC plans to conduct substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to U.S. federal, state, and local income taxes. Accordingly, most of its operations will be subject to U.S. federal, state, and local income taxes. As of March 31, 2022, including territories and provinces, the portfolio resides in 36 jurisdictions.
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
The Company assessed its tax positions for all open tax years as of March 31, 2022 for all U.S. federal and state tax jurisdictions for the years 2015 through 2021. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of March 31, 2022.
The effective tax rate for the three months ended March 31, 2022 is 21.3%. The primary items giving rise to the difference between the 21.0% statutory rate and the 21.3% effective tax rate are primarily state taxes and federal tax credits.
The effective tax rate for the three months ended March 31, 2021 is 32.3%. The primary items giving rise to the difference between the 21.0% statutory rate and the 32.3% effective tax rate are primarily state taxes and 2020 provision to return adjustments.
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

Note 3. Investments
The composition of the Company’s investments as of March 31, 2022 by geographic region, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$421,079,862	$472,394,045	29.8%
Mid-West Region	282,830,015	303,625,552	19.1
Mountain Region	291,594,393	318,062,970	20.1
South Region	108,304,041	114,636,189	7.2
West Region	258,797,791	307,996,886	19.4
Total United States	$1,362,606,102	$1,516,715,642	95.6%
Canada:	1,603,136	1,775,010	0.1
Money Markets:	67,444,619	67,444,619	4.3
Total	$1,431,653,857	$1,585,935,271	100.0%
The composition of the Company’s investments as of December 31, 2021 by geographic region, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$376,929,916	$444,160,983	30.9%
Mid-West Region	222,573,610	233,427,679	16.3
Mountain Region	268,907,355	286,693,236	20.0
South Region	105,516,478	111,030,877	7.7
West Region	249,149,279	291,286,897	20.3
Total United States	$1,223,076,638	$1,366,599,672	95.2%
Canada:	1,603,136	1,749,886	0.1
Money Market Funds:	67,392,443	67,392,443	4.7
Total	$1,292,072,217	$1,435,742,001	100.0%
The composition of the Company’s investments as of March 31, 2022 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage (2)	$16,458,726	$15,565,291	1.0%
Biomass	24,479,299	12,690,189	0.8
Commercial Solar (1)(2)	952,940,120	1,096,497,383	69.1
Wind	324,914,770	347,055,192	21.9
Other Investments	44,802,587	46,054,008	2.9
Energy Efficiency	613,736	628,589	—
Money Market Funds	67,444,619	67,444,619	4.3
Total	$1,431,653,857	$1,585,935,271	100.0%

Note 3. Investments (cont.)
(1) Includes loans in the amount of $40,786,951.
(2) Includes assets that have not reached COD.
The composition of the Company’s investments as of December 31, 2021 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage (2)	$11,288,841	$10,747,811	0.7%
Biomass	24,533,222	17,184,912	1.2
Commercial Solar (1)(2)	831,644,715	964,453,270	67.2
Wind	321,509,864	340,034,522	23.7
Other Investments	35,034,396	35,243,259	2.5
Energy Efficiency	668,736	685,784	—
Money Market Funds	67,392,443	67,392,443	4.7
Total	$1,292,072,217	$1,435,742,001	100.0%
(1) Includes loans in the amount of $33,286,139.
(2) Includes assets that have not reached COD.
Investments held as of March 31, 2022 and December 31, 2021 are considered Control Investments, which are defined as investments in companies in which the Company owns 25% or more of the voting securities of such company, have greater than 50% representation on such company’s Board of Directors, or are investments in limited liability companies for which the Company serves as managing member.
Note 4. Fair Value Measurements - Investments
The following table presents fair value measurements of investments, by major class, as of March 31, 2022, according to the fair value hierarchy:

	Valuation Inputs
	Level 1	Level 2	Level 3	Fair Value
Limited Liability Company Member Interests	$—	$—	$1,475,603,051	$1,475,603,051
Capital Stock	—	—	1,775,010	1,775,010
Energy Efficiency Secured Loans	—	—	325,640	325,640
Secured Loans - Other	—	—	40,786,951	40,786,951
Money Market Funds	67,444,619	—	—	67,444,619
Total	$67,444,619	$—	$1,518,490,652	$1,585,935,271
Other Financial Instruments*
Open swap contracts - assets	$—	$9,713,065	$—	$9,713,065
Open swap contracts - liabilities	$—	$(872,397)	$—	$(872,397)
Total	$—	$8,840,668	$—	$8,840,668
*    Other financial instruments are derivatives, such as futures, forward currency contracts, and swaps.  These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.

Note 4. Fair Value Measurements - Investments (cont.)
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
*    Other financial instruments are derivatives, such as futures, forward currency contracts, and swaps. These instruments are reflected at the unrealized appreciation (depreciation) on the instrument.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2022:

	Balance as of December 31, 2021	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments (1)	Sales and repayments of investments (2)	Net realized loss on investments	Balance as of March 31, 2022
Limited Liability Company Member Interests	$1,332,932,893	$10,586,505	$—	$167,160,704	$(35,075,363)	$—	$(1,688)	$1,475,603,051
Capital Stock	1,749,886	9,356	15,768	—	—	—	—	1,775,010
Energy Efficiency - Secured Loans	380,640	—	—	—	—	(55,000)	—	325,640
Secured Loans - Other	33,286,139	—	—	16,712,559	—	(9,211,747)	—	40,786,951
Total	$1,368,349,558	$10,595,861	$15,768	$183,873,263	$(35,075,363)	$(9,266,747)	$(1,688)	$1,518,490,652
(1)Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)Includes principal repayments on loans.
The total change in unrealized appreciation included in the Consolidated Statements of Operations within Net change in unrealized appreciation (depreciation) on Investments and Foreign currency translation for the three months ended March 31, 2022 attributable to Level 3 investments still held as of March 31, 2022 was $10,611,629. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the three months ended March 31, 2022.

Note 4. Fair Value Measurements - Investments (cont.)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2021:

	Balance as of December 31, 2020	Net Change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments (1)	Sales and repayments of investments (2)	Net realized loss on investments	Balance as of March 31, 2021
Limited Liability Company Member Interests	$609,394,039	$2,152,738	$—	$159,657,286	$(35,051,394)	$(21,457)	$(72,149)	$736,059,063
Capital Stock	1,689,628	18,710	20,142	—	—	—	—	1,728,480
Energy Efficiency - Secured Loans	398,640	—	—	—	—	(9,000)	—	389,640
Secured Loans - Other	37,327,690	—	—	10,156,146	—	(1,308,918)	—	46,174,918
Total	$648,809,997	$2,171,448	$20,142	$169,813,432	$(35,051,394)	$(1,339,375)	$(72,149)	$784,352,101
(1)Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)Includes principal repayments on loans.
The total change in unrealized appreciation included in the Consolidated Statements of Operations within Net change in unrealized appreciation (depreciation) on Investments and Foreign currency translation for the three months ended March 31, 2021 attributable to Level 3 investments and foreign currency translation still held as of March 31, 2021 was $2,191,590. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the three months ended March 31, 2021.
As of March 31, 2022, most of the Company's portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of March 31, 2022:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs (weighted average)
Battery Storage*	$15,565,291	Income Approach and Transaction Cost	Discount rate, kWh storage, potential leverage and estimated remaining useful life	9.37%, 2.16% annual degradation in production, 10.8 years
Biomass	$12,690,189	Income Approach	Discount rate, kWh production, potential leverage and estimated remaining useful life	8.25%, No annual degradation in production, 11.8 years
Commercial Solar*	$1,055,710,432	Income Approach and Transaction Cost	Discount rate, kWh production, potential leverage and estimated remaining useful life	3.50%-9.25% (7.63%), 0% - 0.50% (0.50%) annual degradation in production, 9.0- 38.8 (33.4) years
Wind	$347,055,192	Income Approach and Transaction Cost	Discount rate, kWh production, potential leverage and estimated remaining useful life	7.75%-8.43% (7.81%) No annual degradation in production, 18.5- 30.8 (25.4) years
Other Investments	$46,054,008	Transaction Cost	Not Applicable	Not Applicable
Energy Efficiency	$628,589	Income and Collateral-Based Approach	Market yields and value of collateral	10.25% No annual degradation in production 2.9-3.8 (3.3) years
Secured Loans	$40,786,951	Yield Analysis	Market yields	8.00% - 10.00% (8.40%)
*Includes assets that have not reached COD.

Note 4. Fair Value Measurements - Investments (cont.)
As of December 31, 2021, most of the Company’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the Company’s investments as of December 31, 2021:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs (weighted average)
Battery Storage*	$10,747,811	Income Approach and Transaction Cost	Discount rate, kWh storage, potential leverage and estimated remaining useful life	9.37%, 2.16% annual degradation in production, 11 years
Biomass	$17,184,912	Income Approach	Discount rate, kWh production, potential leverage and estimated remaining useful life	8.25%, No annual degradation in production, 12 years
Commercial Solar*	$931,167,131	Income Approach and Transaction Cost	Discount rate, kWh production, potential leverage and estimated remaining useful life	3.50%-9.07% (7.63%), 0%-0.50% (0.50%) annual degradation in production, 9.2-39.0 (33.6) years
Wind	$340,034,522	Income Approach	Discount rate, kWh production, potential leverage and estimated remaining useful life	7.75%-8.43% (7.81%), No annual degradation in production, 18.7-31.0 (26.4) years
Other Investments	$35,243,259	Transaction Cost	Not Applicable	Not Applicable
Energy Efficiency	$685,784	Income and Collateral-Based Approach	Market yields and value of collateral	10.25%, No annual degradation in production 3.2-4.0 (3.6) years
Secured Loans	$33,286,139	Yield Analysis	Market yields	8.00%-10.00% (8.48%)
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
The term “Special Unitholder” refers to GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of our Advisor, and “special unit”, refers to the special unit of limited liability company interest in the LLC. This entitles the Special Unitholder to receive a performance participation fee.
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

Note 5. Related Party Agreements and Transactions Agreements (cont.)
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

Performance Participation Fees
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

Note 5. Related Party Agreements and Transactions Agreements (cont.)

The calculation of the Total Return Amount for each period shall include any appreciation or depreciation in the NAV of the shares issued during such period, but exclude the proceeds from the initial issuance of such shares. The total NAV of the shares outstanding as of the last business day of a calendar quarter shall be the amount against which changes in the total NAV of the shares outstanding during the subsequent calendar quarter is measured. Furthermore, the "Loss Carryforward Amount" shall initially equal zero and cumulatively increase in any calendar quarter by the absolute value of any negative total return for such quarter and cumulatively decrease in any calendar quarter by the amount of any positive total return. The ''Fee Carryforward Amount shall'' also initially equal zero, and cumulatively increase in any calendar quarter by (i) the amount, if any, by which the Hurdle Amount (noted above) for such quarter exceeds any positive Total Return Amount for such quarter; and (ii) the amount, if any, by which the catch-up amount for such quarter exceeds excess profits for such quarter. The fee carryforward amount shall cumulatively decrease in any calendar quarter by the amount, if any, of the Fee Carryforward Amount paid to the Special Unitholder for such quarter. Neither the Loss Carryforward Amount nor the Fee Carryforward Amounts shall be less than zero at any given time.

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

For the three months ended March 31, 2022 and March 31, 2021, the Advisor earned $6,886,720 and $4,075,503, respectively, in management fees. As of March 31, 2022 and December 31, 2021, the Company owed $2,406,254 and $2,271,687, respectively, to the Advisor in management fees, which amounts are included in Management fee payable on the Consolidated Statements of Assets and Liabilities.
As of March 31, 2022, the Performance Participation Fee payable and due was $384,065, which is reflected as the Performance participation fee payable on the Consolidated Statements of Assets and Liabilities. The Performance Participation Fee payable and due for the year ended December 31, 2021 was $3,359,269.
As of March 31, 2022 and December 31, 2021, $347,104 and $607,610 were due to the Advisor for O&O costs related to the continuous private offering, and shown as Due to Advisor on the Consolidated Statements of Assets and Liabilities, respectively.

Note 5. Related Party Agreements and Transactions Agreements (cont.)
As of March 31, 2022, the Advisor owned 23,601 Class A shares and 2,776 Class P-D shares. As of December 31, 2021, the Advisor owned 23,601 Class A shares and 2,776 Class P-D shares.
The Company entered into secured loans to finance the purchase and installation of energy-efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). All of the loans with LED Funding LLC, an AEC Company, converted to an operating lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own an indirect, non-controlling ownership interest in the Advisor. The loans outstanding between the AEC Companies and the Company, and the subsequent operating leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. These investments have a cost of $613,736 and a fair value of $628,589, and are included in Other Energy Efficiency Portfolios in the Consolidated Schedules of Investments as of March 31, 2022. As of March 31, 2022, all loans and operating leases are considered current per their terms.
On October 9, 2020, the Company made a $5,000,000 limited partner ("LP") commitment to Greenbacker Development Opportunities Fund I, LP ("GDEV"), which was increased to $6,075,000 in the fourth quarter of 2020. In April 2021, the commitment to GDEV increased to $7,500,000. As the initial investor, the Company was awarded a 10% carried interest participation in Greenbacker Development Opportunities GP I, LLC, GDEV's general partner. GDEV is an affiliate of GREC as GDEV shares the same investment advisor as GREC. As of March 31, 2022, $2,948,114 of the commitment was funded. This investment's cost of $2,948,114 and fair value of $3,791,846, is included in Other Portfolios in the Consolidated Schedules of Investments.
On December 22, 2020, the Company, through its wholly owned subsidiary, Citrine Solar LLC, entered into a third transaction with Greenbacker Renewable Opportunity Zone Fund LLC ("GROZ") to sell Gliden Solar, LLC. The asset was sold for a purchase price of $12,752,215 based upon the fair value of the investment as determined by an independent third-party appraiser. The transaction resulted in a realized gain of $1,608,644 all of which was recorded in the year ended December 31, 2020. As of March 31, 2021, the remaining balance of $4,258,243 was recorded to Investment sales receivable in the Consolidated Statements of Assets and Liabilities. The proceeds related to the Investment sales receivable were subsequently collected by April 30, 2021.
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
On June 20, 2019, the Company, through GREC HoldCo, entered into an Amended and Restated Credit Agreement with the lenders party thereto and Fifth Third Bank, as administrative agent, sole lead arranger, sole lead bookrunner and swap counterparty. The new Credit Facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects that act as collateral for the Credit Facility, of which approximately $58.3 million was drawn down at closing. In November 2020, the Company, through GREC HoldCo, entered into the Second Amended and Restated Credit Agreement, which amends the New Credit Facility to make available a non-revolving line of Credit Facility that will convert into a term loan facility and a letter of Credit Facility. The commitments of the lenders aggregate to $97,822,841 between existing term loans, future committed loans and letters of credit, of which approximately $90.7 million was drawn down at closing. The New Credit Facility allowed for additional drawdowns through November 25, 2021 and converted to a term loan with a maturity on June 20, 2025.
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

Note 6. Borrowings (cont.)
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
On December 6, 2019, the Company entered into a $15,000,000 revolving letter of credit facility (“LC Facility”) agreement with Fifth Third Bank. On January 30, 2020, the LC Facility was amended to include an equipment loan, and the amount of $5.6 million was drawn down under the equipment facility loan. On March 18, 2020, a repayment of $1.9 million was made, reducing the outstanding balance of the equipment facility loan. On June 9, 2020, a repayment of the remaining outstanding balance occurred. In October 2020, the LC Facility agreement was amended to increase the aggregate principal amount to $22,500,000. On April 1, 2021, the LC Facility agreement was amended to maintain cash collateral in an amount equal to 100% of the outstanding obligation and the letter of credit fee was reduced from 2.25% to 0.75%. On June 3, 2021, the LC Facility agreement was amended to extend the maturity date to September 4, 2021. On September 3, 2021, the LC Facility agreement was amended to extend the maturity date to September 4, 2022. On September 28, 2021, the LC Facility agreement was amended to increase the aggregate principal amount to $32,500,000. On February 2, 2022, the LC Facility agreement was amended to increase the aggregate principal amount to $40,000,000.
The Company’s borrowings as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022					December 31, 2021
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
New Credit Facility	$97,822,841	$80,884,642	$80,884,642	$2,525,548	$78,359,094	$97,822,841	$82,151,509	$82,151,509	$2,737,887	$79,413,622
LC Facility	$40,000,000	$—	$—	$—	$—	$32,500,000	$—	$—	$—	$—
Total	$137,822,841	$80,884,642	$80,884,642	$2,525,548	$78,359,094	$130,322,841	$82,151,509	$82,151,509	$2,737,887	$79,413,622
The following table shows the components of interest expense related to the Company's borrowings for the three months ended March 31, 2022 and March 31, 2021:

Note 6. Borrowings (cont.)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Credit Facility commitment fee	$119,895	$130,480
Credit Facility loan interest	388,251	436,746
Amortization of deferred financing costs	212,339	155,334
Total	$720,485	$722,560
Weighted average interest rate on Credit Facility	1.89%	2.29%
Weighted average outstanding balance of Credit Facility	$82,137,433	$90,145,500
The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Year ending December 31	Principal Payments
2022	$6,687,659
2023	8,098,085
2024	8,245,188
2025	57,853,710
2026	—
Thereafter	—
$80,884,642
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

Note 7. Members' Equity (cont.)
The following table is a summary of the shares issued and repurchased during the period and outstanding as of March 31, 2022:

	Shares Outstanding as of December 31, 2021	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of March 31, 2022
Class A shares	16,580,558	—	103,559	(91,469)	—	16,592,648
Class C shares	2,741,963	—	23,229	(6,210)	—	2,758,982
Class I shares	6,449,493	—	58,506	(82,049)	—	6,425,950
Class P-A shares	783,593	—	7,928	—	—	791,521
Class P-I shares	92,069,013	11,168,668	272,128	(317,209)	—	103,192,600
Class P-D shares	198,548	—	299	—	—	198,847
Class P-S shares	46,324,757	713,196	173,397	(223,209)	—	46,988,141
Class P-T shares	239,594	—	1,386	—	—	240,980
Total	165,387,519	11,881,864	640,432	(720,146)	—	177,189,669
The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2021:

	Shares Outstanding as of December 31, 2020	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of December 31, 2021
Class A shares	16,844,129	—	413,371	(661,926)	(15,016)	16,580,558
Class C shares	2,734,661	—	93,130	(85,828)	—	2,741,963
Class I shares	6,526,001	—	231,377	(296,575)	(11,310)	6,449,493
Class P-A shares	55,264	711,897	16,432	—	—	783,593
Class P-I shares	36,710,292	56,416,202	411,369	(1,493,868)	25,018	92,069,013
Class P-D shares	—	197,405	1,143	—	—	198,548
Class P-S shares	—	46,075,796	248,961	—	—	46,324,757
Class P-T shares	—	237,124	2,470	—	—	239,594
Total	62,870,347	103,638,424	1,418,253	(2,538,197)	(1,308)	165,387,519
The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the three months ended March 31, 2022 and March 31, 2021 were as follows:

Note 7. Members' Equity (cont.)

	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Class P-D Shares	Class P-S Shares	Class P-T Shares	Total
For the three months ended March 31, 2022:
Proceeds from Shares Sold	$—	$—	$—	$—	$98,272,872	$—	$6,300,999	$—	$104,573,871
Proceeds from Shares Issued through Reinvestment of Distributions	$862,491	$188,820	$487,188	$68,364	$2,394,616	$2,648	$1,535,600	$12,315	$5,552,042
For the three months ended March 31, 2021:
Proceeds from Shares Sold	$—	$—	$—	$728,428	$153,217,116	$1,000,000	$300,735,190	$141,750	$455,822,484
Proceeds from Shares Issued through Reinvestment of Distributions	$871,751	$199,310	$478,670	$—	$274	$—	$—	$—	$1,550,005
As of March 31, 2022, and December 31, 2021, none of the LLC’s preferred shares were issued and outstanding.
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
As of March 31, 2022, the Company issued 2,541,713 Class A shares, 432,886 Class C shares, 1,211,291 Class I shares, 24,360 Class P-A shares, 683,497 Class P-I shares, 1,442 Class P-D shares, 422,358 Class P-S shares and 3,856 Class P-T shares for a total of 5,321,403 shares issued under the DRP. As of December 31, 2021, the Company issued 2,438,154 Class A shares, 409,657 Class C shares, 1,152,785 Class I shares, 16,432 Class P-A shares, 411,369 Class P-I shares, 1,143 Class P-D shares, 248,961 Class P-S shares and 2,470 Class P-T shares for a total of 4,680,971 shares issued under the DRP.
Share Repurchase Program
The Company offers a share repurchase program ("Share Repurchase Program" or the "SRP") pursuant to which quarterly share repurchases will be conducted to allow members to sell shares back to the Company at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares.

Note 7. Members' Equity (cont.)
The SRP includes numerous restrictions that will limit a shareholder’s ability to sell shares. At the sole discretion of the Board of Directors, the Company may also use cash on hand (including the proceeds from the issuance of new shares), cash available from borrowings and cash from liquidation of investments to repurchase shares.
The shareholders' right to purchase is subject to the availability of funds and the other provisions of the SRP. Additionally, a member must hold his or her shares for a minimum of one year before he or she can participate in the SRP, subject to any of the following special circumstances: (i) the written request of the estate, heir or beneficiary or a deceased shareholder; (ii) a qualifying disability of the shareholder for a non-temporary period of time provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; (iii) a determination of incompetence of the shareholder by a state or federal court located in the United States; or (iv) as determined by the Board of Directors, in their discretion, to be in the interests of the Company. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.
Through September 30, 2020, quarterly share repurchases were conducted to allow up to approximately 5% of the weighted average number of outstanding shares in any 12-month period to be repurchased by the Company. Effective September 1, 2020, the Company, through approval by its Board of Directors, adopted an amended SRP, pursuant to which the Company will conduct quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the Company. The quarterly share repurchase limits for the Company's new SRP are set forth below.

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

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—
1-Dec-20	—	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158
The following table reflects the distributions declared during the three months ended March 31, 2022:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2022	$6,216,132	$1,856,347	$8,072,479
March 1, 2022	5,712,141	1,720,315	7,432,456
April 1, 2022	6,496,827	1,975,380	8,472,207
Total	$18,425,100	$5,552,042	$23,977,142
The following table reflects the distributions declared during the three months ended March 31, 2021:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2021	$2,555,800	$538,241	$3,094,041
March 4, 2021	3,063,308	487,868	3,551,176
April 1, 2021	4,783,092	523,715	5,306,807
Total	$10,402,200	$1,549,824	$11,952,024
All distributions paid for the three months ended March 31, 2022 are expected to be reported as a return of capital to members for tax reporting purposes, and all distributions paid for the three months ended March 31, 2021 were reported as a return of capital to members for tax purposes.
Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Cash from operations	$—	$—
Offering proceeds	18,103,151	8,066,157
Total Cash Distributions	$18,103,151	$8,066,157

Note 8. Distributions (cont.)
The Company expects to continue to fund distributions from a combination of cash from operations as well as other external financing sources. Due to the Company’s change in investment portfolio composition to include a greater percentage of pre-operational assets, a significant amount of distributions will continue to be funded from other external financing sources.
Note 9. Commitments and Contingencies
Legal Proceedings
The Company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, we may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations. As of March 31, 2022, management is not aware of any legal proceedings that might have a significant adverse impact on the Company.
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
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts to which 47 entities of the Company are individually a party, the entities, and indirectly the Company, have committed an outstanding balance of approximately $515.2 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2022 into 2024. In addition, pursuant to various membership interest purchase agreements to which the Company's operating entities are individually a party, the operating entities, and indirectly the Company, have committed an outstanding balance of approximately $976.9 million to complete the closing pursuant to all conditions being met under the membership interest purchase agreements as of March 31, 2022. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Unsecured Guarantee of Subsidiary Renewable Energy Credit (“REC”) Forward Contracts
For the majority of the forward REC contracts currently effective as of March 31, 2022 where a subsidiary of the Company is the principal, the Company has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is nil as of March 31, 2022.
Pledge of Parent Company Guarantees
Pursuant to various contracts in which the Company has provided a parent company guarantee, excluding those discussed above, the operating entities, and indirectly the Company, have committed an additional $114.4 million in unsecured guarantees in the event of a default at the underlying entity, as of March 31, 2022.
See Note 2. Significant Accounting Policies and Note 5. Related Party Agreements and Transaction Agreements for an additional discussion of the Company’s commitments and contingencies.

Note 10. Financial Highlights
The following is a schedule of the financial highlights of the Company attributed to Class A, C, I, P-A, P-I, P-D, P-S and P-T shares for the three months ended March 31, 2022:

	For the three months ended March 31, 2022
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Class P-D Shares	Class P-S Shares	Class P-T Shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.32	$8.13	$8.32	$8.58	$8.80	$8.80	$8.74	$8.52
Net investment income	0.02	0.02	0.02	0.02	0.02	0.02	0.02	0.02
Net realized and unrealized gain on investments and swap contracts	0.15	0.15	0.15	0.15	0.15	0.15	0.15	0.15
Change in translation of assets and liabilities denominated in foreign currencies (2)	—	—	—	—	—	—	—	—
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)
Net increase in net assets attributed to common members	0.12	0.12	0.12	0.12	0.12	0.12	0.12	0.12
Shareholder distributions:
Distributions from net investment income	—	—	—	—	—	—	—	—
Distributions from offering proceeds	(0.14)	(0.13)	(0.14)	(0.14)	(0.14)	(0.14)	(0.14)	(0.14)
Other (3)	—	—	(0.01)	—	—	—	(0.01)	0.01
Net decrease in members’ equity attributed to common shares	(0.14)	(0.13)	(0.15)	(0.14)	(0.14)	(0.14)	(0.15)	(0.13)
Net asset value for common shares at end of period	$8.30	$8.12	$8.29	$8.56	$8.78	$8.78	$8.71	$8.51
Common members’ equity at end of period	$137,649,990	$22,403,376	$53,290,330	$6,772,151	$906,370,831	$1,745,128	$409,331,577	$2,050,055
Common shares outstanding at end of period	16,592,648	2,758,982	6,425,950	791,521	103,192,600	198,847	46,988,141	240,980

Ratio/supplemental data for common shares (annualized)
Total return attributed to common shares based on net asset value	1.38%	1.56%	1.29%	1.41%	1.44%	1.39%	1.33%	1.62%
Ratio of net investment income to average net assets	0.81%	0.82%	0.81%	0.78%	0.75%	0.76%	0.77%	0.78%
Ratio of operating expenses to average net assets	3.92%	4.00%	3.93%	3.79%	3.66%	3.71%	3.73%	3.82%
Portfolio turnover rate	0.64%	0.64%	0.64%	0.64%	0.64%	0.64%	0.64%	0.64%
(1)The per share data for Class A, C, I, P-A, P-I, P-D, P-S and P-T shares were derived by using the weighted average shares outstanding during the three months ended March 31, 2022, which were 16,614,705, 2,749,777, 6,468,518, 786,280, 98,315,037, 198,649, 47,059,400 and 240,063, respectively.
(2)Amount is less than $0.01 per share.
(3)Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
The following is a schedule of financial highlights of the Company attributed to Class A, C, I, P-A, P-I, P-D, P-S and P-T shares for the three months ended March 31, 2021.

Note 10. Financial Highlights (cont.)

	For the three months ended March 31, 2021
	Class A Shares	Class C Shares	Class I Shares	Class P-A Shares	Class P-I Shares	Class P-D Shares	Class P-S Shares	Class P-T Shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.61	$8.35	$8.61	$8.70	$9.02	$8.96	$8.84	$8.57
Net investment income	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Net realized and unrealized gain on investments and swap contracts	0.07	0.07	0.07	0.07	0.07	0.07	0.07	0.07
Change in translation of assets and liabilities denominated in foreign currencies (2)	—	—	—	—	—	—	—	—
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(0.04)	(0.04)	(0.04)	(0.04)	(0.04)	(0.04)	(0.04)	(0.04)
Net increase in net assets attributed to common members	0.04	0.04	0.04	0.04	0.04	0.04	0.04	0.04
Shareholder distributions:
Distributions from net investment income	—	—	—	—	—	—	—	—
Distributions from offering proceeds	(0.14)	(0.14)	(0.14)	(0.14)	(0.14)	(0.09)	(0.09)	(0.09)
Other (3)	(0.02)	(0.01)	(0.02)	0.04	—	0.01	0.04	0.03
Net decrease in members’ equity attributed to common shares	(0.16)	(0.15)	(0.16)	(0.10)	(0.14)	(0.08)	(0.05)	(0.06)
Net asset value for common shares at end of period	$8.49	$8.24	$8.49	$8.64	$8.92	$8.92	$8.83	$8.55
Common members’ equity at end of period	$141,781,925	$22,597,463	$55,492,784	$1,200,209	$477,780,810	$990,705	$294,882,644	$134,615
Common shares outstanding at end of period	16,704,407	2,742,215	6,538,320	138,885	53,547,706	111,048	33,396,467	15,741

Ratio/supplemental data for common shares (annualized)
Total return attributed to common shares based on net asset value	0.20%	0.29%	0.22%	0.92%	0.51%	0.17%	0.94%	0.57%
Ratio of net investment income to average net assets	0.56%	0.58%	0.56%	0.43%	0.52%	0.29%	0.53%	0.40%
Ratio of operating expenses to average net assets	3.65%	3.75%	3.64%	2.81%	3.40%	1.85%	3.43%	2.62%
Portfolio turnover rate	0.19%	0.19%	0.19%	0.19%	0.19%	0.19%	0.19%	0.19%
(1)The per share data for Class A, C, I, P-A, P-I, P-D, P-S and P-T shares were derived by using the weighted average shares outstanding during the three months ended March 31, 2021, which were 16,879,518, 2,743,322, 6,545,397, 74,728, 44,737,061, 20,266, 14,929,297 and 7,579, respectively.
(2)Amount is less than $0.01 per share
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
Since the outbreak of COVID-19 in the United States, the Company has generally been able to conduct its business despite the turmoil in markets and the shuttering of many businesses across the country. We have and will continue to assess the current and future business risks related to COVID-19 as new information becomes available, including any potential performance risk of our power purchase agreement ("PPA") and construction counterparties. As of the date of the filing, we are not aware of any material impact to our financial results.
Note 12. Subsequent Events

Note 12. Subsequent Events
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in the consolidated financial statements or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2022 (unaudited).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly report on Form 10-Q.
Forward Looking Statements
Various statements in this quarterly report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results, or to our expectations regarding future industry trends, are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under “Risk Factors” and elsewhere in this report. All forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:
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
•fluctuations in supply, demand, prices and other conditions for electricity, other commodities and renewable energy credits (“RECs”);
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
The following table illustrates the allocation by percentage of the Company’s contracted revenue by counterparty type and creditworthiness for the three months ended March 31, 2022 and the year ended December 31, 2021.

	For the three months ended March 31, 2022	For the year ended December 31, 2021
Investment grade
Utility	69.4%	64.7%
Municipality	7.9%	8.8%
Corporation	5.6%	6.5%
Subtotal investment grade	82.9%	80.0%

Non-investment grade or no rating
Utility	9.6%	11.2%
Municipality	3.9%	5.2%
Residential	0.1%	0.1%
Corporation	3.5%	3.5%
Subtotal non-investment grade or no rating	17.1%	20.0%
Total	100.0%	100.0%
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
We currently finance energy efficiency projects, which seek to enable residential customers, businesses and governmental organizations to consume less energy while at the same time providing the same or greater level of amenity. Financing for energy efficiency projects is generally used to pay for energy efficiency retrofits of buildings, homes and businesses, and replacement of other inefficient energy-consuming assets with more modern technologies. These projects are structured to provide predictable long-term cash flows by receiving a portion of the energy savings and the potential sale of associated RECs and EECs generated by such installations. In each of our renewable energy and energy efficiency investments, we intend, where appropriate, to maximize the benefits of renewable portfolio standards ("RPS") as well as other U.S. federal, state and local government support and incentives for the renewable energy industry.
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
The table below sets forth the Company’s investments in alternative energy generation portfolios as of March 31, 2022.

	Transaction Close Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Pacifica Portfolio	Q2 2020 - Q3 2020	Battery Storage	California	100% Ownership	$11,603,047	Operating and to-be-constructed battery energy storage facilities	14.3
Other Battery Storage Portfolios	Q4 2021	Battery Storage	New York	100% Ownership	$4,855,679	To-be-constructed battery energy storage facilities	10.0
Eagle Valley Biomass Portfolio	Q2 2019	Biomass	Colorado	100% Ownership	$24,479,299	Operating biomass facility	12.0
Celadon Portfolio	Q1 2019 - Q4 2021	Commercial Solar	California, Colorado, Washington D.C., Illinois, Massachusetts, Minnesota, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Utah, Vermont, Washington and Wisconsin	100% Ownership or Managing Member, Equity Owner	$187,909,496	Commercial ground, rooftop-mounted photovoltaic systems and carport system	173.9
GEH Portfolio	Q1 2015 - Q2 2021	Commercial Solar	Arizona, California, Colorado, Connecticut, Florida, Hawaii, Indiana, Massachusetts, Maryland, New Jersey, New York, North Carolina, Tennessee and Vermont	100% Ownership or Managing Member, Equity Owner	$151,057,169	Commercial and residential ground, rooftop-mounted photovoltaic systems and carport system	100.5
Ponderosa Portfolio	Q4 2020 - Q1 2021 ****	Commercial Solar	Montana, and South Dakota	100% Ownership	$72,929,785	Commercial and rooftop-mounted solar photovoltaic systems	198.7

	Transaction Close Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
Sego Lily - Solar Portfolio	Q4 2020 - Q1 2021	Commercial Solar	California and Utah	100% Ownership or Managing Member, Equity Owner	$110,636,061	Commercial ground and rooftop-mounted photovoltaic systems	119.9
Trillium Portfolio	Q4 2018 - Q4 2020	Commercial Solar	Arkansas, California, Colorado, Maryland, Massachusetts, New Jersey, Oregon, Pennsylvania, Vermont and Washington D.C.	Managing Member, Equity Owner	$75,943,161	Commercial and residential ground, rooftop-mounted solar photovoltaic systems and carport system	84.7
Other Commercial Solar Portfolios	Q3 2014 - Q1 2022	Commercial Solar	Ontario, Canada, California, Colorado, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Dakota, Vermont, Washington, D.C. and Wyoming	100% Ownership or Managing Member, Equity Owner	$313,677,497	Commercial and residential ground and rooftop-mounted solar photovoltaic systems	1,535.1
Sego Lily - Wind Portfolio	Q1 2020 - Q2 2021	Wind	California and Maine	Managing Member, Equity Owner	$117,376,719	Operating wind power facilities	72.8
Greenbacker Wind Holdings II Portfolio	Q4 2015 - Q4 2020	Wind	Iowa, Massachusetts and Montana	100% Ownership or Managing Member, Equity Owner	$63,171,752	Operating wind power facilities	90.0
Greenbacker Wind - HoldCo Portfolio	Q2 2017 - Q4 2019	Wind	Idaho, Iowa, Minnesota and Vermont	100% Ownership	$87,619,177	Operating wind power facilities	131.3
Other Wind Investments Portfolios	Q4 2017 - Q3 2021	Wind	California, Minnesota and New York	100% Ownership	$56,747,122	Operating wind power facilities	92
Other Portfolios	Q4 2015	Other	Delaware and Vermont	100% Ownership or Equity Owner	$44,802,587	Commercial ground and rooftop-mounted photovoltaic systems	N/A
Other Energy Efficiency Portfolios	Q3 2015 - Q4 2015	Energy Efficiency	Pennsylvania and Puerto Rico	Secured Loan, Capital Lease	$613,736	Energy efficiency LED lighting	N/A
Chaberton Loan	Q3 2021	Secured Loan	Maryland	Secured Loan	$5,032,122	Loan	N/A
Cider Loan	Q1 2022	Secured Loan	New York	Secured Loan	$13,928,400	Loan	N/A
Encore Loan	Q4 2019	Secured Loan	Vermont	Secured Loan	$3,058,527	Loan	N/A
New Market Loan	Q4 2019	Secured Loan	North Carolina	Secured Loan	$5,008,070	Loan	N/A
Shepherd's Run Loan	Q4 2020	Secured Loan	New York	Secured Loan	$8,751,528	Loan	N/A

	Transaction Close Date	Industry	Location(s)	Form of Investment***	Cost**/Principal Amount*	Assets	Generation Capacity in (MW)*
SE Solar Loan	Q1 2019	Secured Loan	North Carolina	Secured Loan	$5,008,304	Loan	N/A
Allspring Treasury Plus Money Market Fund - Institutional Class	Q4 2021	Money Market Funds	N/A	Money Market Funds	$14,362,448	Money Market Funds	N/A
Fidelity Government Portfolio - Class I	Q1 2020	Money Market Funds	N/A	Money Market Funds	$19,359,861	Money Market Funds	N/A
First American Government Obligations Fund - Class X	Q2 2021	Money Market Funds	N/A	Money Market Funds	$19,309,861	Money Market Funds	N/A
First American Government Obligations Fund - Class Z	Q4 2021	Money Market Funds	N/A	Money Market Funds	$50,000	Money Market Funds	N/A
JPMorgan US Government Money Market Fund - Class L	Q1 2021	Money Market Funds	N/A	Money Market Funds	$14,362,449	Money Market Funds	N/A
Total					$1,431,653,857		2,635.2
*    Approximate
**    Does not include assumed project-level debt
***    100% equity ownership (>50%), equity owner (<50%), managing member of the limited liability company, secured loan, money market funds, or a capital lease
**** This portfolio includes assets with a transaction close date prior to the period in which they were transferred to the Ponderosa Portfolio
Of the total capacity of 2,635.2 MW, 1,097.2 MW is associated with operating assets and 1,538.0 MW is associated with pre-operational assets, including certain projects where we have contracted for the acquisition of the project pursuant to membership interest purchase agreements. Refer to the Portfolio and Investment Activity section for further discussion.
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

Pursuant to private placement memoranda, the LLC was offering Class P-A, P-I, P-S, P-T, and P-D shares. As of March 17, 2022, the Company is closed to new equity capital and is no longer offering shares except pursuant to the DRP. After the finalization of the March 31, 2022 NAV, the Monthly Share Value for Class A, C, I, P-A, P-I, P-S, P-T and P-D shares was $8.32, $8.13, $8.32, $8.62, $8.80, $8.86, $8.88 and $8.84 per share, respectively. To the extent that our Monthly Share Value per share per class on the most recent valuation date increases above or decreases below our prior Monthly Share Value per share per class, we will adjust the prices DRP shares are being offered at for each class of shares as appropriate.
As of March 31, 2022, through initial purchases of shares and participation in the DRP, our Advisor owned 23,601 Class A shares and through initial purchases of shares, our Advisor owned 2,776 Class P-D shares. As of December 31, 2021, through initial purchases of shares and participation in the DRP, our Advisor owned 23,601 Class A shares and through initial purchases of shares, our Advisor owned 2,776 Class P-D shares.

As of March 31, 2022, we had received subscriptions for and issued 184,754,061 of our shares (including shares issued under the DRP) for gross proceeds of $1,668,425,149 (before dealer manager fees of $4,578,174 and selling commissions of $14,601,378 for net proceeds of $1,649,245,597). As of December 31, 2021, we had received subscriptions for and issued 172,189,009 of our shares (including shares issued under the DRP) for gross proceeds of $1,558,357,569 (before dealer manager fees of $4,578,174 and selling commissions of $14,601,378 for net proceeds of $1,539,178,017).
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

State mandates. State requirements to use more renewable energy sources have contributed to the historic growth of renewables and are likely to drive further growth.

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
•Single-Purpose Limited Partnerships. These entities are typically funded by high-net-worth individuals or family offices and are generally focused on a small number of deals, as they have a limited amount of capital to invest.
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
Current Competition in the Alternative Energy — Wind Marketplace
For the U.S. wind industry, 2021 was one of its strongest year to date, with 14 GW of new wind capacity installed, according to the EIA. That growth is expected to continue, with the EIA reporting that another 10 GW of wind capacity is already expected to come online in 2022.
Thus, current market conditions remain favorable for additional wind development throughout 2022. Particularly for smaller middle market transactions involving assets similar to those in our current portfolio, we believe that we will continue to be competitive in bidding for wind assets. We also believe that we may see opportunities to purchase operating wind assets which have run through their tax credits.
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
General Market Overview for Battery Storage
In the first quarter of 2022, corporate funding in the battery storage sector was up 222% from the previous quarter, totaling $12.9 billion across 26 corporate funding deals, according to Mercom Capital. This was driven by falling costs, particularly in certain battery chemistries such as lithium-ion. According to a recent analysis by Lazard in its “Levelized Cost of Storage Analysis (LCOS 6.0),” storage costs have declined across most use cases and technologies, particularly for shorter-duration applications. In addition, long-duration storage has begun to gain traction as a commercially viable solution to challenges created by intermittent energy resources such as solar or wind.
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
Due to the take-or-pay nature of the contracts, we believe the Company is largely insulated from the daily volatility of electricity market prices. Nevertheless, we monitor these markets to stay abreast of developments in the industry as they occur. Over recent years, we have seen a lot of volatility in gas prices some of which has translated into movements in electricity prices.
Electricity pricing is a function of a range of factors. The price of gas is just one component. Electricity prices also include: (1) a recovery of the cost of the generation plant; (2) the labor to operate it; (3) the cost to transport the fuel to the plant; (4) the cost to wheel the power to the customer; and (5) the cost to administer the utility. Thus, gas price volatility can have an impact on the delivered price of electricity, there are other factors influencing the end price.
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
Although we are organized and intend to conduct our business in a manner so that we are not required to register as an investment company under the Investment Company Act, the Company's consolidated financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). In accordance with this specialized accounting guidance, the Company recognizes and carries all its investments, including investments in the underlying operating entities, at fair value with changes in fair value recognized in earnings. Additionally, the Company will not apply the equity method of accounting to its investments. The Company carries its liabilities at amounts payable, net of unamortized premiums or discounts. The Company does not currently plan to elect to carry its non-investment liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.
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
Deferred Sales Commissions
The Company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker dealers in the future in connection with the sale of shares sold with a reduced front-end-load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of the Class C shares were recorded as a liability on the date of sale and represent the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of (1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; (2) the date which approximates an expected liquidity event for the Company; or (3) the expected holding period of the investment. The costs expected to be incurred at the time of the sale of the Class P-T and Class P-S shares were recorded as a liability on the date of sale and represent the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of (1) the date which approximates an expected liquidity event for the Company; or (2) the expected holding period of the investment. The estimated amount of the liability can be updated as management's assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained. As of March 31, 2022, and December 31, 2021, the Company recorded a liability for deferred sales commissions in the amount of $4,319,552 and $4,626,626, respectively.
Financing Costs
Financing costs related to debt liabilities of the LLC, GREC or GREC HoldCo are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the carrying amount of that debt liability. Financing costs are deferred and amortized using the straight-line method over the life of the debt liability.

Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting," which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. As of March 31, 2022, we have not elected to apply the optional amendments and are currently evaluating the impact of the ASU and the effect on our consolidated financial statements.
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
Results of Operations
A discussion of the results of operations for the three months ended March 31, 2022 and March 31, 2021 are as follows:
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
The timing and amount of dividend income to be distributed to the Company is determined on at least a quarterly basis by the Company. This process includes an analysis at the individual project entity level of the cash available from operations and necessary working capital needed for the proper daily operations of the project. As a general rule, the dividend income from our equity investments is recognized as income only when it is received by the Company or expected to be received by the Company immediately after each quarter end, whereas the undistributed income is retained within the project entities (i.e., included in working capital of the project company) and is added to the carrying value of those investments on the balance sheet. The other major component of our revenue is interest income earned on our debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three months ended March 31, 2022 and March 31, 2021 totaled $12,547,447 and $5,252,663, respectively, while interest income earned on our cash, cash equivalents and secured loans (including the amortization of origination and other fees) amounted to $750,254 and $946,010, respectively.
The increase in dividend income from the three months ended March 31, 2022 to the three months ended March 31, 2021 was primarily attributable to the acquisition of operating assets and completion of construction assets during the latter part of 2021 into 2022.
During 2022, the fair value of our investments increased from $1,436 million as of December 31, 2021 to $1,586 million as of March 31, 2022, or a 10.5% increase. As of March 31, 2022, and December 31, 2021, we have approximately $450 million and $384 million in pre-operational and non-earning assets, respectively, which amounts to 22.0% and 20.2% of our gross investment amounts, respectively, and 29.3% and 26.6% of our net assets, respectively. We expect that the majority, but not all, of the assets that are currently pre-operational and non-earning to become revenue generating during 2022 and into 2024, but we also expect to continue to make new investments in projects prior to the commencement of construction. As noted above, the strategy of investing in projects prior to the commencement of construction results in an increase in costs with no immediate increase in dividend income from those projects.

Balance	March 31, 2022	December 31, 2021	December 31, 2020
Investments in controlled/affiliated and non-controlled/non-affiliated portfolios, at fair value	$1,518,490,652	$1,368,349,558	$648,809,997
Investments in money markets, at fair value	$67,444,619	$67,392,443	$11,172,727
Total investments, at fair value	$1,585,935,271	$1,435,742,001	$659,982,724
Notes payable balances of the Company and its operating entities	$485,713,727	$421,053,561	$507,108,553
Cash, cash equivalents and restricted cash	$52,715,517	$121,863,392	$4,675,836
Less: Note payable balance of the Company	$(80,884,642)	$(82,151,509)	$(90,145,500)

Gross Investment Amount	$2,043,479,873	$1,896,507,445	$1,081,621,613

Additional Metrics
Pre-operational and non-earning assets	$450,488,772	$383,562,821	$144,404,286
Pre-operational and non-earning assets as a % of gross investment amount	22.0%	20.2%	13.4%
Pre-operational and non-earning assets as a % of net assets	29.3%	26.6%	26.0%
Expenses
For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $13,657,228 and $6,557,880 in operating expenses, respectively, including the management fees earned by the Advisor, which represents 0.91%, and 0.86% of average net assets, respectively.
For the three months ended March 31, 2022 and March 31, 2021, the Advisor earned $6,886,720 and $4,075,503, respectively, in management fees due to the increase in net assets most notably in 2021 due to the significant increase in capital raised. The consolidated financial statements reflect $384,065 and nil performance participation fee for the three months ended March 31, 2022 and March 31, 2021, respectively.
Lastly, for the three months ended March 31, 2022 and March 31, 2021, the Company generated a tax (benefit) of $(3,164,293) and $(1,369,294), respectively. The benefit recorded within net investment income (loss) is mainly derived from net operating losses incurred by the Company.
For the three months ended March 31, 2022 and March 31, 2021, the net investment income (loss) was $2,804,766 and $1,010,087, respectively, or $0.02 and $0.01, respectively, per share.

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
•fees payable to third parties relating to, or associated with, our financial and legal affairs, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments and sub-advisors, as well as other activities associated with operating the Company;
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
Net Change in Realized and Unrealized Gain (Loss) on Investments, Foreign Currency Translation and Deferred Tax Assets
Net realized loss on investments, Net change in unrealized appreciation (depreciation) on Investments and Net change in unrealized appreciation (depreciation) on Foreign currency translation are reported separately on the Consolidated Statements of Operations. We measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
For the three months ended March 31, 2022, we recorded a net change in unrealized appreciation of $26,954,279 was recorded of which $10,595,861 of unrealized appreciation related to the change in value of investments and $15,768 of unrealized appreciation related to the change in value based upon changes in foreign currency exchange rates and $16,342,650 of depreciation related to the change in value of swap contracts.
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
The (provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts was $(8,922,373) and $(3,142,873) for the three months ending March 31, 2022 and March 31, 2021, respectively. The provision is mainly derived from unrealized tax basis gains on the Company’s investments offset by net operating losses incurred and investment tax credit carryforwards related to the Company’s investments which, unlike for financial statement purposes under GAAP, are consolidated for tax purposes.
Changes in Net Assets from Operations

For the three months ended March 31, 2022 and March 31, 2021, we recorded a net increase in net assets resulting from operations of $20,834,984 and $3,725,682 respectively, or $0.12 and $0.04, respectively, per share. The increase in net assets primarily relates to our net investment income earned during the period and unrealized appreciation related to the change in value of investments.
Dividend Coverage Ratio and Realized Gains
As further discussed below, towards the end of 2017, our Advisor began to observe an increase in the opportunities to participate in projects that were largely similar to our operating assets in terms of the long-term risks, but which had the potential for additional returns if we could manage some additional risks in the early stages of the investment lifecycle. As a result, we determined that we should expand our investment capabilities to include four basic investment categories: operating assets, commercial operation date, notice to proceed, and special situations. Since then, in addition to acquiring operating assets, a substantial portion of our investment activity consists of acquiring pre-operational assets which we then fund through construction until such time as the assets are placed in service and start generating revenue. Depending on the circumstances, the construction process can take several months during which time we are not generating revenues from these investments and are paying distributions on the capital raised to fund the investments. When determining the price to be paid for pre-operational assets, we perform a discounted cash flow analysis using conservative assumptions regarding the lifetime operating returns of the projects and incorporating the pre-operational period into our analysis. Through the construction period we continue to incur substantial operating expenses associated with owning and managing these investments, as well as pay distributions on the capital raised to fund the investments. Thus, from a near term financial perspective, the Company’s financial statements and overall dividend coverage ratio is negatively impacted.
An analysis of the effect of realized gains on the Company's dividend coverage ratio is as follows:

Description	3/31/2022	2021	2020	2019	2018	2017
Net investment income before taxes	$(359,527)	$(6,233,623)	$1,645,856	$4,213,803	$9,681,310	$7,459,040
Shareholder distributions (total including DRP)	$23,977,142	$71,114,670	$31,038,522	$25,884,100	$17,738,130	$11,403,610
Dividend coverage ratio (net investment income/total distributions)	(1.5)%	(8.8)%	5.3%	16.3%	54.6%	65.4%
Realized (losses) gains	$(1,688)	$(29,182)	$7,830,550	$12,915,740	$—	$694,000
Gross dividend coverage ratio (net investment income and realized gains/total shareholder distributions)	(1.5)%	(8.8)%	30.5%	66.2%	54.6%	71.5%
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
4.Special Situations – We also determined there are market opportunities for selected projects driven by either technical or financial issues, either at the project or owner level, that can be relatively easily resolved by accessing the broad range of expertise we have in-house to deal with our day-to-day operations. Therefore, we determined that on a limited basis the Company would seek investments that had these characteristics, since by resolving the issues we have the potential to generate above-market returns.
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
2021
As of December 31, 2021, total capital deployed in pre-operational and non-earning assets reached approximately $384 million which amounts to 26.6% of net assets, or 20.2% of the gross investment amount. Additionally, as a result of the significant capital raised during the year ended December 31, 2021, the Company has $67 million in investments in money market funds as of December 31, 2021, amounting to an additional 4.8% of our net assets, or 3.6% of our gross investment amounts. Any change in fair value of the Company's investments, whether the projects are operating or pre-operational, is recognized as an unrealized gain on the Consolidated Statements of Operations, not as investment income. Thus, while costs incurred prior to operation reduce the dividend coverage ratio, any unrealized gains on the value of the project before or after reaching operations have no effect on the dividend coverage ratio. From a near-term financial perspective, the Company's financial statements and overall dividend coverage ratio are negatively impacted.
2022
As of March 31, 2022, total capital deployed in pre-operational and non-earning assets reached approximately $450 million which amounts to 29.3% of net assets, or 22.0% of the gross investment amount. Additionally, as a result of the significant capital raised during the three months ending March 31, 2021, the Company has $67 million in investments in money market funds as of March 31, 2021 amounting to an additional 4.4% of our net assets, or 3.3% of our gross investment amounts. Consistent with historical trends, as these projects commenced operations, any increase in the fair value of the project was recognized as an unrealized gain in the statement of operations, not as investment income. Thus, while costs incurred prior to operation reduce the dividend coverage ratio, any unrealized gains on the value of the project after reaching operations has no effect on the dividend coverage ratio. While pre-operational assets continues to increase, from a near term financial perspective, the company’s financial statements and overall dividend coverage ratio is negatively impacted.
Portfolio and Investment Activity

As of March 31, 2022, the Company invested in numerous solar, wind, battery storage, biomass and energy efficiency projects included in 15 investment portfolios, as well as six secured loans, as follows:
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
Other Battery Storage Portfolios
This portfolio consists of pre-operating battery storage facilities totaling approximately 10.0 MW, located in New York, which are expected to reach COD during 2023. For all facilities within this portfolio, power is either sold or will be sold to residential offtakers for a 10 year term.
Biomass
Eagle Valley Biomass Portfolio
This portfolio consists of an operating biomass facility approximating 12.0 MW, located in Colorado. The system sells power to the local utility under a PPA arrangement with a 20 year term.
Commercial Solar
Celadon Portfolio
This portfolio consists of operating and pre-operating solar power facilities totaling approximately 173.9 MW, located across California, Colorado, Washington D.C., Illinois, Massachusetts, Minnesota, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Utah, Vermont, Washington and Wisconsin. Of the total, approximately 82.3 MW is associated with pre-operating solar power facilities which are expected to reach COD over the period ending in 2023. For all facilities within this portfolio, power is either sold or will be sold through PPA contracts that range from nine to 25 years.
GEH Portfolio
This portfolio consists of operating and pre-operating solar power facilities totaling approximately 100.5 MW, located across Arizona, California, Colorado, Connecticut, Florida, Hawaii, Indiana, Massachusetts, Maryland, New Jersey, New York, North Carolina, Tennessee and Vermont. The systems sell power under PPA arrangements ranging from 15 to 25 years. Certain systems also sell RECs and SRECs to the local utilities. Certain of the facilities, representing 8.4 MW of the total for the portfolio, represents leased operating solar power facilities. During the remaining term of the lease, which is approximately eight years, there is the potential for the Company to purchase these assets directly upon the agreement and consent of the parties.
Ponderosa Portfolio
This portfolio consists of pre-operating solar power facilities totaling approximately 198.7 MW, located across Montana, and South Dakota. These pre-operating solar power facilities are expected to reach COD over the period ending in 2022. For all facilities within this portfolio, power will be sold through PPA contracts that range from 20 to 25 years. During the three months ended March 31, 2022, two projects comprising 68.6 MW were transferred to Other Commercial Solar Portfolios.
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
Other Commercial Solar Portfolios
This portfolio consists of operating and pre-operating solar power facilities totaling approximately 1,535.1 MW, located in Ontario, Canada, California, Colorado, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, New York, North Carolina, Rhode Island, South Dakota, Vermont, Washington, D.C. and Wyoming. Of the total, approximately 1,134.9 MW is associated with pre-operating solar power facilities which are expected to reach COD over the period ending in 2024. For all facilities within this portfolio, power is either sold or will be sold through long-term PPAs. During the three months ended March 31, 2022, two assets comprising 4.19 MW were acquired and two assets comprising 68.6 MW were transferred from the Ponderosa Portfolio.
Wind
Sego Lily - Wind Portfolio
This portfolio consists of operating wind power facilities totaling approximately 72.8 MW, located in California and Maine. The systems sell power under PPA arrangements with a 20 year term.
Greenbacker Wind Holdings II Portfolio
This portfolio consists of operating wind power facilities totaling approximately 90.0 MW, located in Iowa, Massachusetts and Montana. These systems primarily sell power to various municipal and utility offtakers under long-term PPAs. Certain systems also sell RECs to the local utilities.
Greenbacker Wind - HoldCo Portfolio ("GB Wind HoldCo")
This portfolio consists of operating wind power facilities totaling approximately 131.3 MW, located in Idaho, Iowa, Minnesota and Vermont. The systems sell power under PPA arrangements ranging from 20 to 25 years. Certain systems also sell RECs to the local utilities.
Other Wind Investments Portfolios
This portfolio consists of operating wind power facilities totaling approximately 92.0 MW, located in California, Minnesota and New York. For all facilities within this portfolio, power is either sold or will be sold through long-term PPAs.
Other Portfolios
This portfolio consists of acquisition costs related to energy projects being acquired in Delaware and Vermont. Additionally, the Company has invested capital to acquire and safe harbor panels that will be used in the construction of various pipeline projects.
In addition, on October 9, 2020, GREC made a $5,000,000 limited partner (“LP”) commitment to Greenbacker Development Opportunities Fund I, LP (“GDEV”), which was increased to $6,075,000 in the fourth quarter of 2020. In April, 2021, the commitment to GDEV increased to $7,500,000. As of March 31, 2022, $2,948,114 of the commitment was funded—the fair value of this investment was $3,791,846.

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
Cider Loan
In December 2021, the Company entered into a short-term secured loan agreement with Hecate Energy Cider Solar LLC. The loan bears an interest rate of 8% and matures on June 30, 2022.
Encore Loan
In October 2019, the Company entered into a short-term secured loan agreement with Encore Equipment, LLC. The loan bears an interest rate of 10% and matures on April 30, 2022. The loan was repaid in full as of April 29, 2022.
New Market Loan
In October 2019, the Company entered into a short-term secured loan agreement with New Market Solar, LLC. The loan bears an interest rate of 9% and matures on June 30, 2022.
Shepherd's Run Loan
In January 2021, the Company entered into a short-term secured loan agreement with Hecate Energy Columbia County 1 LLC. The loan bears an interest rate of 8% and matures on September 30, 2022.
SE Solar Loan
In February 2019, the Company entered into a short-term secured loan agreement with SunEnergy1, LLC. The loan bears an interest rate of 9% and matures on June 30, 2022.
Portfolio Disposals
There were no sales during the three months ended March 31, 2022.
There were no material sales during the year ended December 31, 2021.

Investment Summary
The following table presents the gross purchases of the gross funding of additional capital for new or existing investments for the three months ended March 31, 2022 and March 31, 2021:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Battery Storage
Pacifica Portfolio	$314,207	$300,974
Other Battery Storage Portfolios	96	—
Biomass
Eagle Valley Biomass Portfolio	218	600,000
Commercial Solar
Celadon Portfolio	22,861,182	—
GEH Portfolio	938,227	859,034
Ponderosa Portfolio	17,484,707	—
Sego Lily - Solar Portfolio	20,226,947	23,441,777
Trillium Portfolio	1,293,300	87,999,278
Other Commercial Solar Portfolios	64,738,553	28,548,472
Residential Solar
Greenbacker Residential Solar Portfolio II	—	49,698
Wind
Sego Lily - Wind Portfolio	2,347,895	—
Greenbacker Wind - HoldCo Portfolio	3,426,288	3,839,547
Greenbacker Wind Holdings II Portfolio	856,140	9,823,100
Other Wind Investments Portfolios	288,101	40,000
Other Investments
Other Portfolios	32,384,843	4,155,406
Secured Loans
Chaberton Loan	2,784,159	—
Cider Loan	13,928,400	—
Encore Loan	—	9,918
Hudson Loan	—	1,345,394
Hudson II Loan	—	1,345,394
TUUSSO Loan	—	1,132,850
Shepherd's Run Loan	—	6,322,590
	$183,873,263	$169,813,432

The composition of the Company’s investments as of March 31, 2022, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage
Pacifica Portfolio	$11,603,047	$10,709,612	0.7%
Other Battery Storage Portfolios	4,855,679	4,855,679	0.3%
Subtotal	$16,458,726	$15,565,291	1.0%
Biomass
Eagle Valley Biomass Portfolio	$24,479,299	$12,690,189	0.8%
Subtotal	$24,479,299	$12,690,189	0.8%
Commercial Solar
Celadon Portfolio	$187,909,496	$212,221,346	13.4%
GEH Portfolio	151,057,169	155,312,690	9.8%
Ponderosa Portfolio	72,929,785	92,647,595	5.8%
Sego Lily - Solar Portfolio	110,636,061	132,246,034	8.3%
Trillium Portfolio	75,943,161	104,947,032	6.6%
Other Commercial Solar Portfolios	313,677,497	358,335,735	22.6%
Subtotal	$912,153,169	$1,055,710,432	66.5%
Wind
Sego Lily - Wind Portfolio	$117,376,719	$144,554,048	9.1%
Greenbacker Wind Holdings II Portfolio	63,171,752	59,490,435	3.8%
Greenbacker Wind - HoldCo Portfolio	87,619,177	83,711,600	5.3%
Other Wind Investments Portfolios	56,747,122	59,299,109	3.7%
Subtotal	$324,914,770	$347,055,192	21.9%
Other Investments
Other Portfolios	$44,802,587	$46,054,008	2.9%
Subtotal	$44,802,587	$46,054,008	2.9%
Energy Efficiency
Other Energy Efficiency Portfolios	$613,736	$628,589	—%
Subtotal	$613,736	$628,589	—%
Secured Loans
Chaberton Loan	$5,032,122	$5,032,122	0.3%
Cider Loan	13,928,400	13,928,400	0.9%
Encore Loan	3,058,527	3,058,527	0.2%
New Market Loan	5,008,070	5,008,070	0.3%
Shepherd's Run Loan	8,751,528	8,751,528	0.6%
SE Solar Loan	5,008,304	5,008,304	0.3%
Subtotal	$40,786,951	$40,786,951	2.6%
Investment in Money Market Funds
Allspring Treasury Plus Money Market Fund - Institutional Class	$14,362,448	$14,362,448	0.9%
Fidelity Government Portfolio - Class I	19,359,861	19,359,861	1.3%
First American Government Obligations Fund - Class X	19,309,861	19,309,861	1.2%
First American Government Obligations Fund - Class Z	50,000	50,000	—%
JPMorgan US Government Money Market Fund - Class L	14,362,449	14,362,449	0.9%
Subtotal	$67,444,619	$67,444,619	4.3%
Total	$1,431,653,857	$1,585,935,271	100.0%

The composition of the Company’s investments as of December 31, 2021, at fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage
Pacifica Portfolio	$11,288,841	$10,747,811	0.7%
Subtotal	$11,288,841	$10,747,811	0.7%
Biomass
Eagle Valley Biomass Portfolio	$24,533,222	$17,184,912	1.2%
Subtotal	$24,533,222	$17,184,912	1.2%
Commercial Solar
Celadon Portfolio	$165,129,450	$187,410,880	13.1%
GEH Portfolio	150,463,205	157,925,117	11.0%
Ponderosa Portfolio	49,514,975	59,577,751	4.1%
Sego Lily - Solar Portfolio	107,621,275	122,272,431	8.5%
Trillium Portfolio	74,764,309	101,432,185	7.1%
Other Commercial Solar Portfolios	250,865,362	302,548,767	21.1%
Subtotal	$798,358,576	$931,167,131	64.9%
Wind
Sego Lily - Wind Portfolio	$117,410,390	$140,965,616	9.8%
Greenbacker Wind Holdings II Portfolio	62,787,210	62,272,198	4.3%
Greenbacker Wind - HoldCo Portfolio	84,674,188	78,025,844	5.4%
Other Wind Investments Portfolios	56,638,076	58,770,864	4.1%
Subtotal	$321,509,864	$340,034,522	23.6%
Other Investments
Other Portfolios	$35,034,396	$35,243,259	2.5%
Subtotal	$35,034,396	$35,243,259	2.5%
Energy Efficiency
Other Energy Efficiency Portfolios	$668,736	$685,784	—%
Subtotal	$668,736	$685,784	—%
Secured Loans
Chaberton Loan	$2,247,962	$2,247,962	0.2%
Encore Loan	3,058,527	3,058,527	0.2%
Hudson Loan	4,984,650	4,984,650	0.3%
Hudson II Loan	4,227,098	4,227,098	0.3%
New Market Loan	5,008,070	5,008,070	0.3%
Shepherd's Run Loan	8,751,528	8,751,528	0.6%
SE Solar Loan	5,008,304	5,008,304	0.3%
Subtotal	$33,286,139	$33,286,139	2.2%
Investment in Money Market Funds
Allspring Treasury Plus Money Market Fund - Institutional Class	$16,823,110	$16,823,110	1.2%
Fidelity Government Portfolio - Class I	16,873,111	16,873,111	1.2%
First American Government Obligations Fund - Class X	16,823,111	16,823,111	1.2%
First American Government Obligations Fund - Class Z	50,000	50,000	—%
JPMorgan US Government Money Market Fund - Class L	16,823,111	16,823,111	1.2%
Subtotal	$67,392,443	$67,392,443	4.8%
Total	$1,292,072,217	$1,435,742,001	100%
Electricity Production by Our Investments
Between 2019 through the end of 2021, we observed 140% growth in annual total megawatt hours ("MWh") production output across our solar, wind, and biomass energy projects in our investment portfolio, resulting in a corresponding growth of revenues earned by our investments. This growth was due in large part to the increase in the capital we deployed in commercial solar and wind projects while increasing the diversification of our portfolio geographically, technologically and across various investment-grade offtakers.

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
For the three months ended March 31, 2022 and March 31, 2021, the total MWh produced across all renewable energy projects in our portfolio were 505,667 MWh, and 324,470 MWh, respectively, an increase of 56%. The most significant growth by segment for the first three months of 2022 as compared to the first three months of 2021 was wind. This increase of 60% year-over-year was largely due to assets within the Sego Lily - Wind Portfolio becoming fully operational, as well as the acquisition of operating assets included within the Other Wind Investments Portfolios.

MWh by Segment	Three months ended March 31, 2022	Three months ended March 31, 2021
Commercial Solar	179,164	112,373
Wind	302,238	188,717
Biomass	24,265	23,380
Total	505,667	324,470

MWh by Segment
Three months ended March 31, 2021
Three months ended March 31, 2022
700,000
600,000
500,000
400,000
300,000
200,000
100,000
0
Commercial Solar
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

We calculate our Monthly Share Value per share in accordance with the valuation guidelines that have been approved by our Board of Directors. As a general rule we will continue to monitor the valuation of the Company’s entire investment portfolio on a daily basis and make adjustments to the offering price as necessary as soon as is practical thereafter to reflect any changes in market conditions that materially impact the value of our net assets. On the last business day of every month following the valuation date, GCM will meet to consider the appropriateness of the Monthly Share Value. As part of that consideration, it will consider the current market values of our liquid and illiquid investment portfolios.

Monthly Share Value is the basis for (1) determining the price offered for each class of our shares pursuant to the DRP and the price per share that is paid to shareholder participants in our SRP; and (2) the value of an investment in our shares, as shown on each shareholder’s periodic customer account statement. While we believe our Monthly Share Value calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate Monthly Share Value in a certain way. Monthly Share Value should not be considered equivalent to members’ equity or any other GAAP measure.

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

Period		Class
From	To	A	C	I	P-A		P-I	P-S	P-T	P-D
25-Apr-14	4-Nov-15	$10.00	$9.58	$9.19	N/A		N/A	N/A	N/A	N/A
5-Nov-15	4-Feb-16	$10.02	$9.60	$9.21	N/A		N/A	N/A	N/A	N/A
5-Feb-16	5-May-16	$10.05	$9.62	$9.23	N/A		N/A	N/A	N/A	N/A
6-May-16	3-Aug-16	$10.07	$9.64	$9.25	$9.59		$8.81	N/A	N/A	N/A
4-Aug-16	6-Nov-16	$10.23	$9.79	$9.39	$9.79		$8.95	N/A	N/A	N/A
7-Nov-16	7-Feb-17	$10.28	$9.58	$9.45	$9.78		$8.83	N/A	N/A	N/A
8-Feb-17	4-May-17	$10.22	$9.53	$9.39	$9.70		$8.76	N/A	N/A	N/A
5-May-17	17-May-17	$10.17	$9.48	$9.34	$9.70		$8.69	N/A	N/A	N/A
18-May-17	3-Aug-17	$9.74	$9.07	$8.94	$9.70		$8.69	N/A	N/A	N/A
4-Aug-17	2-Nov-17	$9.72	$9.08	$8.93	N/A		$8.73	N/A	N/A	N/A
3-Nov-17	5-Feb-18	$9.74	$9.09	$8.94	N/A		$8.75	N/A	N/A	N/A
6-Feb-18	6-May-18	$9.78	$9.09	$8.98	$9.65	*	$8.81	N/A	N/A	N/A
7-May-18	2-Aug-18	$9.80	$9.12	$9.01	$9.68		$8.84	N/A	N/A	N/A
3-Aug-18	31-Oct-18	$9.83	$9.17	$9.03	$9.69		$8.90	N/A	N/A	N/A
1-Nov-18	6-Feb-19	$9.79	$9.15	$8.99	$9.68		$8.89	N/A	N/A	N/A
7-Feb-19	6-May-19	$9.63	$9.01	$8.84	$9.50	**	$8.76	N/A	N/A	N/A
7-May-19	1-Aug-19	N/A	N/A	N/A	N/A		$8.76	N/A	N/A	N/A
2-Aug-19	8-Nov-19	N/A	N/A	N/A	N/A		$8.77	N/A	N/A	N/A
9-Nov-19	19-Mar-20	N/A	N/A	N/A	N/A		$8.93	N/A	N/A	N/A
20-Mar-20	18-May-20	N/A	N/A	N/A	N/A		$8.90	N/A	N/A	N/A
19-May-20	20-Aug-20	N/A	N/A	N/A	N/A		$8.95	N/A	N/A	N/A
21-Aug-20	1-Nov-20	N/A	N/A	N/A	N/A		$9.02	N/A	N/A	N/A
2-Nov-20	31-Jan-21	N/A	N/A	N/A	$9.42	**	$9.02	$9.57	$9.60	$9.30
1-Feb-21	26-Feb-21	N/A	N/A	N/A	$9.38		$8.96	$9.00	$9.53	$9.24
1-Mar-21	31-Mar-21	N/A	N/A	N/A	$9.44		$9.02	$9.00	$9.53	$9.24
1-Apr-21	30-Apr-21	N/A	N/A	N/A	$9.47		$9.02	$9.01	$9.53	$9.24
3-May-21	31-May-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
1-Jun-21	30-Jun-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
1-Jul-21	1-Aug-21	N/A	N/A	N/A	$9.39		$8.92	$8.99	$9.50	$9.20
2-Aug-21	31-Aug-21	N/A	N/A	N/A	$9.44		$8.91	$8.97	$9.54	$9.19
1-Sep-21	30-Sep-21	N/A	N/A	N/A	$9.44		$8.91	$8.97	$9.54	$9.19
1-Oct-21	31-Oct-21	N/A	N/A	N/A	$9.44		$8.91	$8.97	$9.54	$9.19
1-Nov-21	30-Nov-21	N/A	N/A	N/A	$9.33		$8.80	$8.85	$9.41	$9.09
1-Dec-21	31-Dec-21	N/A	N/A	N/A	$9.33		$8.80	$8.85	$9.41	$9.09
3-Jan-22	31-Jan-22	N/A	N/A	N/A	$9.33		$8.80	$8.85	$9.41	$9.09
1-Feb-22	28-Feb-22	N/A	N/A	N/A	$9.32		$8.80	$8.86	$9.40	$9.07
1-Mar-22	16-Mar-22	N/A	N/A	N/A	$9.32		$8.80	$8.86	$9.40	$9.07
*     Effective April 16, 2018
**    Ceased February 8, 2019 and recommenced as of November 2, 2020
Liquidity and Capital Resources
As of March 31, 2022, and December 31, 2021, the Company had $16,747,819 and $92,179,779, respectively, in cash. Our current cash balance is generally reflective of the cash necessary to fund normal operations. In 2022, we anticipate continuing to (1) increase our draw on current financing facilities; and (2) enter into new financing arrangements. We use our cash and additional liquidity facilities to fund the acquisition, construction and operation of renewable energy and energy efficiency and sustainable development projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our members and fund our operations. Our primary sources of cash have generally consisted of:
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
Operating entities of the Company, which are accounted for as investments using fair value in the Company’s consolidated financial statements under ASC 820, had approximately $404,829,085 and $338,902,052 in outstanding notes payable collateralized by certain assets and membership interests in limited liability companies included in the Eagle Valley Biomass, Greenbacker Wind HoldCo, GEH, Greenbacker Wind Holdings II, Other Commercial Solar, Trillium and Other Portfolios as of March 31, 2022 and December 31, 2021, respectively.
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
On June 20, 2019, the Company, through GREC HoldCo, entered into an Amended and Restated Credit Agreement with the lenders party thereto and Fifth Third Bank, as administrative agent, sole lead arranger, sole lead bookrunner and swap counterparty. The new Credit Facility (the “New Credit Facility”) consists of a loan of up to the lesser of $110,000,000 or a borrowing base amount based on various solar projects that act as collateral for the Credit Facility, of which approximately $58.3 million was drawn down at closing. In November 2020, the Company, through GREC HoldCo, entered into the Second Amended and Restated Credit Agreement, which amends the New Credit Facility to make available a non-revolving line of Credit Facility that will convert into a term loan facility and a letter of Credit Facility. The commitments of the lenders aggregate to $97,822,841 between existing term loans, future committed loans and letters of credit, of which approximately $90.7 million was drawn down at closing. The New Credit Facility allowed for additional drawdowns through November 25, 2021 and converted to a term loan with a maturity on June 20, 2025.
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
On December 6, 2019, the Company entered into a $15,000,000 revolving letter of credit facility (“LC Facility”) agreement with Fifth Third Bank. On January 30, 2020, the LC Facility was amended to include an equipment loan, and the amount of $5.6 million was drawn down under the equipment facility loan. On March 18, 2020, a repayment of $1.9 million was made, reducing the outstanding balance of the equipment facility loan. On June 9, 2020, a repayment of the remaining outstanding balance occurred. In October 2020, the LC Facility agreement was amended to increase the aggregate principal amount to $22,500,000. On April 1, 2021, the LC Facility agreement was amended to maintain cash collateral in an amount equal to 100% of the outstanding obligation and the letter of credit fee was reduced from 2.25% to 0.75%. On June 3, 2021, the LC Facility agreement was amended to extend the maturity date to September 4, 2021. On September 3, 2021, the LC Facility agreement was amended to extend the maturity date to September 4, 2022. On September 28, 2021, the LC Facility agreement was amended to increase the aggregate principal amount to $32,500,000. On February 2, 2022, the LC Facility agreement was amended to increase the aggregate principal amount to $40,000,000.
The weighted average interest rate including associated swap agreements and deferred financing costs on all notes payable outstanding at the Company’s operating entities was 4.40% as of March 31, 2022.
The following table summarizes the notes payable balances of the Company and its investment entities as of March 31, 2022, in addition to committed but undrawn funds on notes payable:

	Interest Rates
	Range	Weighted Average	Maturity Dates	March 31, 2022
Fixed rate notes payable	1.905% - 9.088%	1.91%	4/3/2023 - 9/29/2049	$35,495,954
Floating rate notes payable	1.745% - 8.309%	4.61%	6/30/2022 - 1/27/2042	450,217,773
				$485,713,727
The principal payments due on the notes payable for the Company and its investment entities for each of the next five years ending December 31, and thereafter, including amounts expected to be drawn down on existing commitments, are as follows:

Year ending December 31	Principal Payments
2022	28,710,822
2023	28,107,846
2024	27,922,761
2025	92,925,017
2026	81,105,209
Thereafter	226,942,072
$485,713,727
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
Tax equity investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the tax equity investors achieve their agreed-upon rate of return, they are entitled to a portion of the applicable project’s operating cash flow, as well as substantially all of the project’s ITCs, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the tax equity investors reach their target return between five and 10 years after the applicable project achieves commercial operation.
As a result, a tax equity financing may reduce the cash distributions from the applicable project, and the period during which the tax equity investors receive most of their cash distributions may last longer than expected if the portfolio company’s energy projects perform below our expectations. While the terms of a tax equity financing may cause some cash to be diverted away from the Company to the tax equity investor for certain periods specified in the financing arrangement (often five to 10 years, measured from commencement of the tax equity financing), we expect to couple investments where cash is so restrained with other cash-flowing investments so as to provide cash for distributions to investors.
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
During December 2021, the Company entered into an agreement with Canadian Imperial Bank of Commerce for the purpose of hedging our investment in a pre-operating solar facility that the Company has contracted to acquire. The derivative instrument has a trade date of December 15, 2021, an effective date of March 31, 2024 and an initial notional amount of $284,692,696. The fixed rate is 1.60%. Per the terms of the agreement, the swap is contingent on the transaction closing. While the transaction has not yet closed, in order to lock in the terms, the Company made a payment for the amount of $5,000,000 to be maintained as cash collateral. As of March 31, 2022, and December 31, 2021 this cash collateral is recorded in Other assets in the Consolidated Statements of Assets and Liabilities.
The Company's investment in the Canadian Northern Lights asset included in Other Commercial Solar Portfolios, is located in and around Toronto, Ontario, Canada. As a result, we have foreign currency risk related to our revenue and operating expenses, which are denominated in Canadian Dollars as opposed to U.S. Dollars. While we are currently of the opinion that the currency fluctuation between the Canadian and U.S. Dollar will not have a material impact on our operating results, we may in the future hedge this risk through the use of currency swap transactions or other financial instruments if the impact on our results of operations becomes material.
Contractual Obligations
While the Company does not include a contractual obligations table herein, as all obligations of the Company are short term, we have included the following information related to commitments of the Company to further assist investors in understanding our outstanding commitments.

Advisory Agreement
GCM, a private firm that is registered as an investment adviser under the Advisers Act, serves as our Advisor. Under the direction of our Board of Directors, GCM manages our day-to-day operations and provides advisory and management services to us. The advisory agreement was previously approved by our Board of Directors and became effective on April 25, 2014. Unless earlier terminated, the advisory agreement will remain in effect for successive one-year periods if approved annually by a majority of our independent directors. The advisory agreement was amended and restated and approved by the Board of Directors in May 2021 with an effective date of July 1, 2021 through April 30, 2022. The advisory agreement was re-approved by the Board of Directors effective May 1, 2022 though April 30, 2023.
Pursuant to the advisory agreement, GCM is authorized to retain one or more sub-advisors with expertise in our target assets to assist GCM in fulfilling its responsibilities under the advisory agreement. However, GCM will be required to monitor any sub-advisor to ensure that material information discussed by management of any sub-advisor is communicated to our Board of Directors, as appropriate. If GCM retains any sub-advisor, our Advisor will pay such sub-advisor a portion of the fees that it receives from us. We will not pay any additional fees to a sub-advisor. While our Advisor will oversee the performance of any sub-advisor, our Advisor will remain primarily liable to us to perform all of its duties under the advisory agreement, including those delegated to any sub-advisor. As of March 31, 2022, no sub-advisors have been retained by GCM to assist it in performing its responsibilities under the advisory agreement.
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
Administration Agreement
Greenbacker Administration serves as our Administrator. Since commencement of operations, Greenbacker Administration delegated certain of its accounting-related administrative functions to U.S. Bancorp Fund Services, LLC (doing business as “U.S. Bank Global Fund Services”). Greenbacker Administration may enter into similar arrangements with other third-party administrators, including with respect to fund accounting and administrative services. Greenbacker Administration performs certain asset management, construction management, compliance and oversight services, as well as asset accounting and administrative services, for many of the Company’s investments. The fee for these services is billed at cost to the Company’s individual investments. During the three months ended March 31, 2022, the Company incurred $3,709,862 of fees for these services. During the three months ended March 31, 2021, the Company incurred $2,244,196 of fees for these services. Such fees are recorded as a reduction to Dividend income in the Consolidated Statements of Operations.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Borrowings under the GREC EH Credit Facilities are secured by the assets, cash, agreements and equity interests in GREC HoldCo and its subsidiaries. The LLC and GREC are guarantors of GREC HoldCo’s obligations under the GREC EH Credit Facilities. Pursuant to various loan agreements between the operating entities of the Company and various lenders, the operating entities have pledged all operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans, with maturity dates ranging from June 2022 through September 2049. The amount of the unsecured guaranty on the outstanding principal of the GREC EH Credit Facility is approximately $80.9 million as of March 31, 2022.
Investment in To-Be-Constructed Assets
Pursuant to various engineering, procurement and construction contracts to which 47 entities of the Company are individually a party, the entities, and indirectly the Company, have committed an outstanding balance of approximately $515.2 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2022 into 2024. In addition, pursuant to various membership interest purchase agreements to which the Company's operating entities are individually a party, the operating entities, and indirectly the Company, have committed an outstanding balance of approximately $976.9 million to complete the closing pursuant to all conditions being met under the membership interest purchase agreements as of March 31, 2022. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
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
If any of our REC counterparties fail to satisfy their contractual obligations, our costs may increase under replacement agreements that may be required. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our advisory agreement. For the majority of the forward REC contracts currently effective as of March 31, 2022, GREC and/or the Company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of March 31, 2022.
Pledge of Parent Company Guarantees
Pursuant to various contracts in which the Company has provided a parent company guarantee, excluding those discussed above, the operating entities, and indirectly the Company, has committed $114.4 million in unsecured guarantees, in the event of a default at the underlying entity as of March 31, 2022.
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

Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Cash from operations	$—	$—
Offering proceeds	18,103,151	8,066,157
Total Cash Distributions	$18,103,151	$8,066,157
The Company expects to continue to fund distributions from a combination of cash from operations as well as other external financing sources. Due to the Company’s change in investment portfolio composition to include a greater percentage of pre-operational assets, a significant amount of distributions will continue to be funded from other external financing sources.
Inflation
We do not anticipate that inflation will have a significant effect on our results of operations. However, in the event of a significant increase in inflation, interest rates and other costs to operate our business could rise, and our projects and investments may be materially adversely affected.
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
Commodity Price Risk
Investments in renewable energy and energy efficiency projects and businesses expose us to volatility in the market prices of electricity. To stabilize our revenue, we generally expect our projects will have PPAs with local utilities and offtakers that ensure all or most of electricity generated by each project will be purchased at the contracted price. In the event any electricity is not purchased by the offtaker or the energy produced exceeds the offtaker’s capacity, we generally will sell that excess energy to the local utility or another suitable counterparty, which would ensure revenue is generated for all electricity produced. We may be exposed to the risk that the offtaker will fail to perform under the PPA, with the result that we will have to sell our electricity at the market price, which could be either advantageous or disadvantageous, depending on the market price of electricity at that point in time.
In regard to the market price of oil, our investments are little affected by the volatility in this market, as most oil consumed in the U.S. today is used for transportation infrastructure and not for the generation of electricity. Volatility in the market price of natural gas can result in volatility in the market price of electricity. The contractual status of our projects limits our exposure to volatility in the market prices of electricity caused by volatility in the market price of natural gas to our projects’ post-PPA periods, to situations where an offtaker is unable to fulfill their contractual obligation to buy the power the projects generate, or to situations where the projects generate energy in excess of that agreed upon in their PPAs and the excess power is sold to the market.
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Any control system, no matter how well designed and operated, can only provide reasonable (but not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the LLC’s annual report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2022, the Company sold nil Class P-A shares, 11,168,668 Class P-I shares, nil Class P-T shares, nil Class P-D shares and 713,196 Class P-S shares under a private placement memorandum. During the year ended December 31, 2021, the Company sold 711,897 Class P-A shares, 56,416,202 Class P-I shares, 197,405 Class P-D shares, 237,124 Class P-T shares and 46,075,796 Class P-S shares under a private placement memorandum.
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

101
The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 16, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Assets and Liabilities; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Net Assets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Schedules of Investments; and (vi) Notes to the Consolidated Financial Statements.

*Filed previously.
**    Filed herewith.
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

Date: May 16, 2022	By	/s/ Charles Wheeler
Charles Wheeler Chairman, Chief Executive Officer and Director (Principal Executive Officer) Greenbacker Renewable Energy Company LLC

Date: May 16, 2022	By	/s/ Richard C. Butt
Richard C. Butt Chief Financial Officer and Principal Accounting Officer (Principal Financial and Accounting Officer) Greenbacker Renewable Energy Company LLC