Form 10-Q
period 2022-06-30
Greenbacker Renewable Energy Co LLC
filed 2022-11-18
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
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
As of November 1, 2022, the registrant had 201,254,059 shares of common interests, $0.001 par value, outstanding.

EXPLANATORY NOTE
As previously announced by Greenbacker Renewable Energy Company LLC (the “Company”) in its Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2022, the Company completed the acquisition of Greenbacker Capital Management LLC (“GCM”), Greenbacker Administration LLC (“Greenbacker Administration”) and other affiliated companies on May 19, 2022 (the “Acquisition”). As a result of the Acquisition and other steps taken by the Company to transition the focus of the Company's business from being an investor in clean energy projects to a diversified independent power producer coupled with an investment management business, the Company is required to transition the basis of its accounting. Since inception, the Company's historical financial statements have been prepared using the investment company basis of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). ASC 946 (or “Investment Basis”) requires that if there is a subsequent change in the purpose and design of an entity, the entity should reevaluate its status as an investment company. Based on the above noted changes, management determined the Company no longer exhibits the fundamental characteristics of, and no longer qualifies as, an investment company as defined in ASC 946. As a result, the Company is required to discontinue the application of ASC 946 and, in connection therewith, begin applying other non-investment company U.S. generally accepted accounting principles (“U.S. GAAP”) prospectively beginning May 19, 2022 (the closing of the Acquisition).
As the change in status occurred during the Company’s second fiscal quarter, the results of operations as included in this quarterly report on Form 10-Q (this “Quarterly Report”) will be presented as they would be for an investment company under ASC 946 for all historical periods and the period(s) through May 18, 2022, and presented as they would be under other non-investment company U.S. GAAP accounting (“Non-Investment Basis”) for the time period between May 19, 2022, the effective date of the change in status, through June 30, 2022. Given that the financial statements prior to and subsequent to the change in status are not comparable, the Company will present separate Consolidated Financial Statements, including footnotes as applicable, for the time periods prior to and subsequent to May 19, 2022.

i

ii

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Non-Investment Basis)
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(unaudited)

June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$139,365,761
Restricted cash	71,433,446
Accounts receivable	22,964,012
Derivative assets, current	12,387,684
Notes receivable, current	39,547,171
Other current assets	37,137,670
Total current assets	322,835,744
Noncurrent assets:
Property, plant and equipment, net	1,568,163,583
Intangible assets, net	560,381,182
Goodwill	220,940,043
Investments, at fair value	131,505,446
Derivative assets	121,499,256
Other noncurrent assets	21,061,143
Total noncurrent assets	2,623,550,653
Total assets	$2,946,386,397

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$51,709,305
Shareholder distributions payable	9,233,764
Contingent consideration, current	16,545,516
Current portion of long-term debt	36,897,511
Other current liabilities	11,331,448
Total current liabilities	125,717,544
Noncurrent liabilities:
Long-term debt, net of current portion	549,879,823
Contingent consideration	73,600,000
Deferred tax liabilities, net	66,191,142
Out-of-market contracts, net	228,828,459
Other noncurrent liabilities	32,537,026
Total noncurrent liabilities	951,036,450
Total liabilities	1,076,753,994

Commitments and contingencies (Note 12. Commitments and Contingencies)

Redeemable noncontrolling interests	2,034,000

Equity:
Preferred shares, par value, $0.001 per share, 50,000,000 authorized; none issued and outstanding	—
Common shares, par value, $0.001 per share, 350,000,000 authorized, 201,683,000 outstanding	201,683
Additional paid-in capital	1,789,544,442
Accumulated deficit	(46,763,382)
Accumulated other comprehensive income	7,455,838
Noncontrolling interests	117,159,821
Total equity	1,867,598,402
Total liabilities, redeemable noncontrolling interests and equity	$2,946,386,397
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

For the period from May 19, 2022 through June 30, 2022
Revenue
Energy revenue	$19,744,070
Investment Management revenue	209,040
Other revenue	1,499,477
Contract amortization, net	(1,837,719)
Total revenue	19,614,868

Operating expenses
Direct operating costs	8,746,225
General and administrative	7,798,687
Depreciation, amortization and accretion	6,181,893
Total operating expenses	22,726,805

Operating loss	(3,111,937)

Interest expense, net	(2,753,708)
Net unrealized gain on investments	512,058
Other expense	(360,551)

Net loss before income taxes	(5,714,138)
Provision for income taxes	(582,544)
Net loss	(6,296,682)
Net loss attributable to noncontrolling interests	(8,232,238)
Net income attributable to Greenbacker Renewable Energy Company LLC	$1,935,556

Earnings per share
Basic	$0.01

Weighted average shares outstanding
Basic	201,992,520
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

For the period from May 19, 2022 through June 30, 2022
Net loss	$(6,296,682)

Other comprehensive income, net of tax:
Unrealized gain on derivatives designated as cash flow hedges, net of tax	7,455,838
Total other comprehensive income, net of tax	$7,455,838

Comprehensive income	1,159,156
Less: Comprehensive loss attributable to noncontrolling interests	(8,232,238)
Comprehensive income attributable to Greenbacker Renewable Energy Company LLC	$9,391,394
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(unaudited)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of May 19, 2022	177,455,448	$177,455	$1,574,042,087	$(30,479,634)	$—	$72,779,714	$1,616,519,622	$2,034,000
Consolidation of Greenbacker Development Opportunities Fund I, LP	—	—	—	—	—	45,445,898	45,445,898	—
Consolidation of Greenbacker Development Opportunities GP I, LLC	—	—	—	—	—	533,315	533,315	—
Issuance of common shares as consideration transferred for Acquisition	24,365,133	24,365	214,656,822	—	—	—	214,681,187	—
Issuance of common shares under distribution reinvestment plan	450,810	451	3,909,253	—	—	—	3,909,704	—
Repurchases of common shares	(576,790)	(577)	(5,153,648)	—	—	—	(5,154,225)	—
Other capital activity	(11,601)	(11)	755,454	—	—	—	755,443	—
Deferred sales commissions	—	—	—	(10,678)	—	—	(10,678)	—
Shareholder distributions	—	—	—	(18,208,626)	—	—	(18,208,626)	—
Other comprehensive income	—	—	—	—	7,455,838	—	7,455,838	—
Contributions from noncontrolling interests, net	—	—	—	—	—	12,634,073	12,634,073	—
Distributions to noncontrolling interests	—	—	—	—	—	(6,000,941)	(6,000,941)	—
Share-based compensation expense	—	—	1,334,474	—	—	—	1,334,474	—
Net income (loss)	—	—	—	1,935,556	—	(8,232,238)	(6,296,682)	—
Balances as of June 30, 2022	201,683,000	$201,683	$1,789,544,442	$(46,763,382)	$7,455,838	$117,159,821	$1,867,598,402	$2,034,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

For the period from May 19, 2022 through June 30, 2022
Cash Flows from Operating Activities
Net loss	$(6,296,682)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation, amortization and accretion	8,019,612
Share-based compensation expense	1,334,474
Amortization of financing costs and debt discounts	187,958
Amortization of interest rate swap contracts into net income	(347,593)
Unrealized (gain) on investments	(512,058)
Provision for income taxes	582,544
Changes in operating assets and liabilities:
Accounts receivable	5,298,950
Other current and noncurrent assets	89,280
Accounts payable and accrued expenses	(9,944,980)
Other current and noncurrent liabilities	440,126
Net cash used in operating activities	(1,148,369)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(45,429,923)
Purchases of investments	(1,980,695)
Loans made to other parties, net of principal repayments received	(845,495)
Cash acquired from Acquisition and consolidation of GDEV, net	1,714,463
Net cash used in investing activities	(46,541,650)

Cash Flows from Financing Activities
Shareholder distributions	(6,954,111)
Return of collateral paid for swap contract	5,000,000
Other capital activity	231,735
Contributions from noncontrolling interests	9,137,788
Distributions to noncontrolling interests	(3,766,459)
Proceeds from borrowings	58,985,814
Payments on borrowings	(7,376,881)
Payments for loan origination costs	(2,217,977)
Net cash provided by financing activities	53,039,909

Net increase in Cash, cash equivalents and Restricted cash	5,349,890
Cash, cash equivalents and Restricted cash at beginning of period*	205,449,317
Cash, cash equivalents and Restricted cash at end of period	$210,799,207

Supplemental Disclosures
Interest paid, net of amounts capitalized	$4,164,432

Non-cash investing and financing activities
Deferred sales commission payable	4,043,358
Capital expenditures incurred but not paid	31,563,919
Non-cash contributions from noncontrolling interests, net	3,496,285
Non-cash distributions to noncontrolling interests	2,234,482
*Cash, cash equivalents and Restricted cash as of May 19, 2022 includes all consolidated subsidiaries of the Company upon the change in status. Refer to Note 2. Significant Accounting Policies for additional discussion.
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (unaudited)

These Notes to the Consolidated Financial Statements were prepared under the Non-Investment Basis as of June 30, 2022, and for the period from May 19, 2022 through June 30, 2022 (the "period ended June 30, 2022"). All references to the “Company” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries, unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
Note 1. Organization and Operations of the Company
Organization
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is a renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides investment management services to funds within the sustainable infrastructure and renewable energy industry. The Company conducts substantially all its operations through its wholly owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). Until May 19, 2022, the Company was externally managed by Greenbacker Capital Management LLC (“GCM”). As of and after May 19, 2022, the Company operates as a fully integrated and internally managed company after acquiring GCM and several other related entities, which are now wholly owned subsidiaries of GREC. The Company’s fiscal year-end is December 31.
The Company previously conducted continuous public offerings of Class A, C, and I shares of limited liability company interests, along with Class A, C, and I shares pursuant to the Company’s distribution reinvestment plan (“DRP”). Pursuant to the DRP, a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. The public offerings were initially commenced in August 2013 and terminated March 29, 2019, raising a total of $253.4 million. The Company also privately offered Class P-A, P-I, P-D, P-T and P-S shares. These private offerings were conducted between April 2016 and March 16, 2022, raising a total of $1.4 billion. As of February 1, 2021, the DRP was amended to include all of the Company's privately offered share classes, and thus is available to all of its existing public and private shareholders. As of November 30, 2020, pursuant to the Company's Registration Statement on Form S-3D (File No. 333-251021), it is offering up to $20.0 million in Class A, C and I shares to its existing shareholders pursuant to the DRP. The Company also offers a share repurchase program (the "SRP") pursuant to which quarterly share repurchases are conducted to allow shareholders to sell shares back to the Company. As of March 17, 2022, the Company is closed to new equity capital and is no longer offering shares except pursuant to the DRP.

Management Internalization
On May 19, 2022, the Company completed a management internalization transaction (the “Acquisition”) pursuant to which it acquired substantially all of the business and assets, including intellectual property and personnel of its external advisor, GCM, an investment management and renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), Greenbacker Administration LLC ("Greenbacker Administration") and certain other affiliated companies. All of the acquired businesses and assets were immediately thereafter contributed by the Company to GREC. As a result of the Acquisition, the Company operates as a fully integrated and internally managed company with its own dedicated executive management team and other employees to manage its business and operations. The Company now operates with the capabilities of both an actively managed owner-operator of renewable energy businesses and as an active third-party investment manager of other funds within the sustainable infrastructure and renewable energy industry.
Refer to Note 3. Business Combinations for additional discussion of the Acquisition.
Our Portfolio
As of June 30, 2022, the Company’s fleet of renewable energy projects includes 425 solar, wind, biomass, battery storage, and energy efficiency projects domiciled in the United States and in Canada, as well as eight loans to developers of renewable energy projects. As of June 30, 2022, GCM served as the registered investment adviser of four funds in the renewable energy industry.

Note 2. Significant Accounting Policies

Basis of Presentation
Since inception and prior to the Acquisition, the Company’s historical financial statements were prepared using the investment company basis of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). ASC 946 (or “Investment Basis”) requires that if there is a subsequent change in the purpose and design of an entity, the entity should reevaluate its status as an investment company. As a result of the Acquisition and other steps taken by the Company to transition the focus of the Company’s business from being an investor in clean energy projects to a diversified independent power producer coupled with an investment management business, the Company no longer exhibits the fundamental characteristics of, and no longer qualifies as, an investment company. The Company discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively in accordance with other U.S. generally accepted accounting principles ("U.S. GAAP") topics (“Non-Investment Basis”) as of the date of the change in status, or May 19, 2022 (the closing date of the Acquisition). In accordance with ASC 946, the fair value of an investment at the date of the change in status shall be the investment's initial carrying amount on a Non-Investment Basis.
The Company's Consolidated Financial Statements for the period beginning on May 19, 2022, are prepared on a consolidated, Non-Investment Basis to include the financial position, results of operations, and cash flows of the Company and its consolidated subsidiaries rather than on an Investment Basis. This change in status and the accompanying accounting policies affect the comparability of the Consolidated Financial Statements as of and for the historical periods as presented in this quarterly report on Form 10-Q (this “Quarterly Report”).
As such, this Quarterly Report includes the following:
Non-Investment Basis
•Consolidated Balance Sheet as of June 30, 2022 (unaudited)
•Consolidated Statement of Operations for the period from May 19, 2022 through June 30, 2022 (unaudited)
•Consolidated Statement of Comprehensive Income for the period from May 19, 2022 through June 30, 2022 (unaudited)
•Consolidated Statement of Redeemable Noncontrolling Interests and Equity for the period from May 19, 2022 through June 30, 2022 (unaudited)
•Consolidated Statement of Cash Flows for the period from May 19, 2022 through June 30, 2022 (unaudited)
•Notes to the Consolidated Financial Statements (unaudited)
Investment Basis
•Consolidated Statement of Assets and Liabilities as of December 31, 2021
•Consolidated Statements of Operations for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022 (unaudited)
•Consolidated Statements of Operations for the three and six months ended June 30, 2021 (unaudited)
•Consolidated Statements of Changes in Net Assets for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through March 31, 2022 (unaudited)
•Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2021 (unaudited)
•Consolidated Statements of Cash Flows from the period from January 1, 2022 through May 18, 2022 and the six months ended June 30, 2021 (unaudited)
•Consolidated Schedule of Investments as of December 31, 2021
•Notes to the Consolidated Financial Statements (unaudited)

Change in Presentation due to Change in Status
Effective May 19, 2022, the date of the change in status, the Company prospectively discontinued its application of ASC 946 and, as a result, changed the presentation of the Company's Consolidated Financial Statements. The most significant changes are:
•The Consolidated Statement of Assets and Liabilities has been changed to a Consolidated Balance Sheet;
•The Consolidated Statement of Operations is no longer presented in the format required under ASC 946. The Company will present the Consolidated Statement of Operations as required under Non-Investment Basis U.S. GAAP. A Consolidated Statement of Other Comprehensive Income (Loss) will be presented, if and when applicable;
•The Consolidated Schedule of Investments has been removed;
•The Consolidated Statement of Cash Flows has been changed, including now containing a section for investing activities;
•Certain footnotes have been changed or removed to reflect conformity with applicable U.S. GAAP under a Non-Investment Basis; and
•The Company re-evaluated its interests in all entities to determine whether they are variable interests, and re-evaluated its investments, including its investments in partially owned entities, to determine if they are variable interest entities ("VIEs"), as required under ASC Topic 810, Consolidation ("ASC 810"). The Company also re-evaluated consolidation considerations for all of its investments in VIEs and partially owned entities, as required under ASC 810. Applicable disclosures related to VIEs and other partially owned entities have been included in these Notes to the Consolidated Financial Statements.
Prior to the May 19, 2022 change in status, the Company recorded its investments in the renewable energy projects at fair value and recorded the changes in fair value as an unrealized gain or loss. In accordance with ASC 946, the fair value of an investment at the date of the change in status shall be the investment's initial carrying amount on a Non-Investment Basis. Upon the change in status, this fair value accounting is no longer applicable, and the Company now presents on a consolidated basis the underlying assets and liabilities of its subsidiaries in accordance with the applicable U.S. GAAP. The following is a summary of the allocation of the net assets of the Company as of the date of the change in status, May 19, 2022:

May 19, 2022
Total members' equity (net assets)	$1,543,739,908
Plus: Fair value of redeemable noncontrolling interests and noncontrolling interests	74,813,714
Total net assets of the Company	$1,618,553,622

Assets
Cash, cash equivalents and Restricted cash	$205,449,317
Other current assets	103,875,227
Total current assets	309,324,544
Property, plant and equipment	1,522,994,919
Intangible assets	465,375,389
Investments, at fair value	90,425,067
Derivative assets	118,547,764
Other noncurrent assets	36,360,786
Total noncurrent assets	2,233,703,925
Total assets	2,543,028,469

Liabilities
Accounts payable and accrued expenses	$59,521,770
Other current liabilities	67,617,947
Total current liabilities	127,139,717
Long-term debt, net	501,200,081
Out-of-market contracts	229,576,646
Other noncurrent liabilities	66,558,403
Total noncurrent liabilities	797,335,130
Total liabilities	924,474,847

Total members' equity, redeemable noncontrolling interests and noncontrolling interests	$1,618,553,622
The Company will continue to recognize and measure its redeemable noncontrolling interests (“RNCI”), Derivative assets (current and noncurrent) and Investments, at fair value. Refer to Note 16. Noncontrolling Interests and Redeemable Noncontrolling Interests, Note 10. Derivative Instruments and Note 5. Fair Value Measurements and Investments for further information surrounding fair value approach and inputs used.
Basis of Consolidation
The Consolidated Financial Statements and related notes have been prepared on the Non-Investment Basis of accounting in accordance with U.S. GAAP and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and those of its subsidiaries in which it has a controlling financial and/or voting interest. All intercompany balances and transactions have been eliminated in consolidation. The Company determines whether it has a controlling interest in an entity by first evaluating whether the entity is a VIE under U.S. GAAP as discussed further below.
Management has determined that Greenbacker Development Opportunities Fund I, LP (“GDEV”), a consolidated subsidiary of the Company (refer to Note 13. Variable Interest Entities for additional discussion), is an investment company under ASC 946 for the purposes of financial reporting. In accordance with ASC 946, when an investment company’s results of operations are consolidated with and into the financial statements of a company that does not follow ASC 946, the results of operations and statement of financial position of the investment company shall continue to be presented in accordance with ASC 946. As such, in the preparation of the Consolidated Financial Statements, GDEV is presented in the Consolidated Financial Statements of the Company utilizing ASC 946 accounting requirements. ASC 946 requires investments of an investment company to be recorded at the estimated fair value in the Consolidated Balance Sheet and the unrealized gains and/or losses in an investment’s fair value to be recognized on a current basis in the Consolidated Statement of Operations.
All of the investments held by GDEV are presented at their estimated fair values within Investments, at fair value in the Company’s Consolidated Balance Sheet as of June 30, 2022. Additionally, the revenue, expenses and income of GDEV are included in the appropriate captions within the Company’s Consolidated Statement of Operations.
Variable Interest Entities

The Company assesses entities for consolidation in accordance with ASC 810. The Company first considers whether an entity is considered a VIE and therefore whether to apply the VIE model. Entities that do not qualify as VIEs are evaluated for consolidation as voting interest entities (“VOE”) under the voting interest model. The Company consolidates all VIE’s in which it holds a controlling financial interest, and all VOE’s that it controls through a majority voting interest or through other means. The Company evaluates whether an entity is a VIE upon acquisition of ownership interest or when reconsideration events occur as outlined per ASC 810.
The consolidation guidance requires an analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company’s has a controlling financial interest. An entity is a VIE if any one of the following conditions exist: (i) the legal entity does not have sufficient equity investment at risk, (ii) the equity investors at risk, as a group, lack the characteristics of a controlling financial interest, or (iii) the legal entity is structured with disproportionate voting rights.
A controlling financial interest is defined as (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Refer to Note 13. Variable Interest Entities for further details.
Equity Method Investments
When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting. The Company has elected the fair value option for each of its equity method investments. The Company reflects changes in the fair value of its equity method investments in Net unrealized gain on investments on the Consolidated Statement of Operations. Dividend income is recorded in Other revenue on the Consolidated Statement of Operations as of the date that dividends are declared by the investee. The value of the Company's equity method investments are recorded to Investments, at fair value on the Consolidated Balance Sheet.
During September 2021, OYA Solar B1 Intermediate Holdco LLC ("OYA Solar") was formed. As of June 30, 2022, the Company’s investment represented approximately 50.00% of OYA Solar’s issued and outstanding equity shares. The Company determined that it does not have a controlling financial interest in OYA Solar but could exert significant influence over operating and financial policies because of our ownership interest in OYA Solar. Accordingly, the Company accounted for its investment in the preferred shares of OYA Solar as an equity method investment and elected the fair value option for this investment. As of June 30, 2022, the value of the Company's investment in OYA Solar was $13.5 million, which is recorded within Investments, at fair value on the Consolidated Balance Sheet. For the period ended June 30, 2022, the Company recorded no unrealized gain or loss and no dividend income with respect to this investment.
During February 2016, Aurora Solar Holdings, LLC ("Aurora Solar") was formed. As of June 30, 2022, the Company’s investment represented approximately 49.00% of Aurora Solar’s issued and outstanding common shares. The Company determined that it does not have a controlling financial interest in Aurora Solar but could exert significant influence over operating and financial policies because of its ownership interest in Aurora Solar. Accordingly, the Company accounted for its investment in the common shares of Aurora Solar as an equity method investment and elected the fair value option. As of June 30, 2022, the value of the Company's investment in Aurora Solar was $71.7 million, which is recorded within Investments, at fair value on the Consolidated Balance Sheet. For the period ended June 30, 2022, the Company recorded an unrealized loss of $1.4 million and dividend income of $1.0 million, with respect to Aurora Solar, which is recorded in Net unrealized gain on investments and Other revenue, respectively, on the Consolidated Statement of Operations.
Noncontrolling Interests, Redeemable Noncontrolling Interests and Hypothetical Liquidation at Book Value (“HLBV”)
Noncontrolling interests (“NCI”) represent the portion of the Company’s net income (loss), net assets and comprehensive income (loss) that are not allocable to the Company as they represent third-party interests in the net assets of the respective entity and are based on the contractual allocations within the respective operating agreement or allocated to NCI attributable to the limited partner investors.
For certain NCI when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, the Company considers ASC Topic 970, Real Estate - General ("ASC 970") and applies the HLBV method of reporting. Under the HLBV method, the amounts of income and loss attributed to the NCI reflect the changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under U.S. GAAP. The third party noncontrolling interests in the Consolidated Statement of Operations and Consolidated Statement of Comprehensive Income, if applicable, are determined based on the difference in the carrying amounts of NCI on the Consolidated Balance Sheet between reporting dates, adjusted for any capital transactions between the Company and third-party investors that occurred during the respective period.
The Company accounts for the portion of net assets in the consolidated entities attributable to the noncontrolling investors as RNCI or NCI in its Consolidated Financial Statements using the HLBV method. NCI in subsidiaries that are redeemable at the option of the NCI holder are classified as RNCI on the Consolidated Balance Sheet.
Refer to Note 16. Noncontrolling Interests and Redeemable Noncontrolling Interests for further details.
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the amounts of contingent liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include investments in highly liquid money market instruments with an original maturity of three months or less.
Restricted Cash
Restricted cash consists of cash accounts used as collateral for letters of credit and financial institutional loan requirements that are restricted for use on certain of the Company's renewable energy projects.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. Accounts receivable also include unbilled accounts receivable, which is comprised of the monthly power generated under power purchase agreements ("PPAs") not yet invoiced. The Company reviews its accounts receivable for collectability and records an allowance for doubtful accounts for estimated uncollectible accounts receivable as deemed necessary. Accounts receivable are written off when they are no longer deemed collectible. The allowance is based on the Company's assessment of known delinquent accounts, historical experience and other currently available evidence of the collectability and the aging of accounts receivable. The underlying assumptions, estimates and assessments the Company uses to provide for losses are updated to reflect the Company's view of current conditions. Changes in such estimates could significantly affect the allowance for losses. It is possible the Company will experience credit losses that are different from the Company's current estimates. Based on the Company's assessment performed as of June 30, 2022, no allowance for doubtful accounts was recorded.
Fair Value Measurements
ASC Topic 820, Fair Value Measurement ("ASC 820") prioritizes the use of market-based inputs over entity-specific inputs and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation. The three levels of valuation hierarchy are defined as follows:
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
Refer to Note 5. Fair Value Measurements and Investments for further details.
Property, Plant and Equipment, net
Property, plant and equipment is stated at historical cost net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated remaining useful lives of individual assets or classes of assets noted in the table below.

Additions and improvements extending asset lives beyond their remaining estimated useful lives are capitalized, while repairs and maintenance, including planned major maintenance, are charged to expense as incurred.

Asset Class	Useful Lives (Years)
Solar energy systems	35
Wind energy systems	30
Battery storage systems	10
All costs directly related to the acquisition, development, and construction of long-lived assets are capitalized, including taxes and insurance incurred during the construction phase. A portion of interest costs, including amortization of debt issuance and financing costs associated with the generation facilities' financing arrangements, are capitalized during construction. Development costs includes the project development costs, which are expensed until it is probable that commercial success will be achieved. Once the assets are placed into service, all of the capitalized costs are depreciated over the estimated useful lives of the assets.
Refer to Note 6. Property, Plant and Equipment for further details.
Goodwill
Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration, over the assigned fair values of the identifiable net assets acquired. Goodwill is not amortized and is tested for impairment at least on an annual basis at the beginning of the fourth quarter or more frequently if facts or circumstances indicate that the goodwill might be impaired. In assessing goodwill for impairment, the Company may elect to use a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the Company determines it is not more likely than not that the fair value of goodwill is less than its carrying amount, the Company will not be required to perform any additional tests in assessing goodwill for impairment. If the Company concludes otherwise, or elects not to perform the qualitative assessment, then the Company will be required to perform the quantitative impairment test. If the estimated fair value of the reporting unit is less than its carrying value, the Company performs additional quantitative analysis to determine if the reporting unit’s goodwill has been impaired. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.
During the period ended June 30, 2022, the Company recorded $220.9 million of goodwill related to the Acquisition, which is not deductible for tax purposes.
Refer to Note 7. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details.
Amortizable and Other Intangible Assets and Out-of-market Contracts
Contract-based intangible assets, including intangible assets and liabilities (out-of-market contracts) associated with PPAs and renewable energy credit ("REC") agreements, represent the value of rights that arise from contractual arrangements. When the Company acquires a project with an existing PPA or REC agreement in an asset acquisition or business combination and the terms of the contract are favorable or unfavorable relative to market terms, the Company recognizes intangible assets or liabilities in its accounting for the acquisition. In addition, in the Company’s accounting for the transition from the Investment Basis to the Non-Investment Basis, the Company identified and recorded contract-based intangible assets and liabilities associated with its existing PPAs and REC agreements, as applicable. The Company amortizes identifiable intangible assets consisting of channel partner relationships, out-of-market PPAs, out-of-market REC contracts and trademarks because these assets have finite lives. The Company’s amortizable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives.
The contract-based intangible assets and liabilities (out-of-market contracts) associated with PPA and REC agreements for which the fair value has been determined to be less (more) than market are amortized to revenue over the term of each underlying contract on a straight-line basis.
Amortization expense related to the Company's finite lived intangible assets was $2.9 million for the period ended June 30, 2022. This includes $1.8 million of net contract amortization on PPA and REC contract intangible assets and out-of-market contracts recorded within Contract amortization, net and $1.1 million of amortization expense on channel partner relationships and trademark intangible assets recorded within Depreciation, amortization and accretion on the Consolidated Statement of Operations.
Refer to Note 7. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details.
Impairment of Long-Lived Assets
In accordance with ASC Topic 360, Property, Plant, and Equipment, long-lived assets and intangible assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used, is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The Company did not recognize any impairment charges on long-lived assets for the period ended June 30, 2022.
Notes Receivable
The Company’s notes receivable consists of loans made by the Company, who serves as the debt holder, to different entities, serving as borrowers, as a way to finance the development and construction of renewable energy projects. The Company accounts for its notes receivable in accordance with ASC Topic 310, Receivables ("ASC 310").
In accordance with ASC 310, notes receivable held for investment are reported on the balance sheet at their amortized cost basis. The amortized cost basis is the amount at which a financing receivable or investment is originated or acquired, adjusted for applicable accrued interest, accretion, or amortization of premium, discount, and net deferred fees or costs, or other adjustments. The Company's notes receivable were all issued at their respective principal amounts. Interest income will be recognized based on the contractual rate in the loan agreement and any premium/discount will be amortized to interest income using the effective interest rate method. Further, for loans where paid in kind interest at the election of the borrower is present and for loans where the rate of interest changes over the life of the loan, such interest rate features will be considered and included in the effective interest rate calculation and recognition of interest income. The Company does not currently maintain a loan loss allowance as it has not experienced any such losses in historical periods and does not anticipate future losses. The Company evaluates any potential need for loan loss reserves on a periodic basis based on relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to the Company, current collection patterns and current economic trends. As these conditions change, the Company may need to record allowances in future periods.
The Company classifies its loans on a current (due within 12 months of reporting date) and long term (due in excess of 12 months from reporting date) basis in accordance with stated maturity dates.
Interest income from the notes receivable represents ordinary business activities and are presented as Other revenue on the Consolidated Statement of Operations.
The Company’s notes receivables consists of the following:

	As of June 30, 2022	Interest rate	Maturity date
Notes receivable, current
Chaberton	$6,850,039	8.00%	10/14/2022(1)
New Market	5,008,070	9.00%	9/30/2022(2)
SE Solar	5,008,304	9.00%	9/30/2022(3)
Shepherds Run	8,751,528	8.00%	9/30/2022(4)
Cider	13,929,230	8.00%	6/30/2022(5)
Total notes receivable, current	39,547,171
Notes receivable, noncurrent
Kane Warehouse	330,871	10.25%	2/28/2025
Total notes receivable, noncurrent	330,871
Total notes receivable	39,878,042
(1)The loan was paid in full on October 14, 2022.

(2)Option for purchase agreement exercised on September 30, 2022. The parties involved are working in good faith to enter into a purchase agreement and close on the transaction by December 31, 2022.
(3)The maturity date was amended to December 31, 2022.
(4)Effective as of September 30, 2022, the maturity date was amended to December 31, 2023.
(5)The maturity date was amended to March 31, 2023.
The notes receivable current, are recorded within Notes receivable, current on the Consolidated Balance Sheet. The notes receivable, noncurrent are recorded within Other noncurrent assets on the Consolidated Balance Sheet.
The Company's Consolidated Balance Sheet includes two additional loans as a result of the consolidation of GDEV. As all of the investments held by GDEV are presented at their estimated fair values, the Company has recorded $14.3 million within Investments, at fair value on the Consolidated Balance Sheet related to these loans.
Debt Issuance, Deferred Financing Costs and Debt Discount
Deferred financing costs are amortized over the term of the Company’s financing arrangements using the effective interest method as a component of interest expense. Unamortized deferred financing costs are reflected as an offset to the scheduled principal payments and are presented as a reduction of Long-term debt, net of current portion, on the Consolidated Balance Sheet.
As a result of the change in status from the Investment Basis to the Non-Investment Basis, the Company recorded a debt discount given that the fair value of the majority of its debt facilities was lower than the outstanding principal balance. The total debt discount recorded on May 19, 2022, the date of the change in status, was $29.6 million. Unamortized debt discounts are reflected as an offset to the scheduled principal payments and are presented as a reduction to Long-term debt, net of current portion on the Consolidated Balance Sheet.
Refer to Note 9. Debt for further details.
Acquisitions
For acquisitions meeting the definition of a business combination, the acquisition method of accounting is used in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The consideration transferred for the acquired business is allocated to the assets acquired and liabilities assumed based on the fair values at the date of acquisition, including identifiable intangible assets. Any excess of the amount paid over the estimated fair value of the identifiable net assets acquired is allocated to goodwill. These fair value determinations require judgment and involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, implied rate of return and weighted average cost of capital, asset lives and market multiples, among other items. Acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred.
Asset acquisitions are measured based on the cost to the Company, including transaction costs. Asset acquisition costs, or the consideration transferred by the Company, are assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash paid to the seller, as well as transaction costs incurred. The cost of an asset acquisition is allocated to the assets acquired based on their relative estimated fair values. Goodwill is not recognized in an asset acquisition.
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects reaching milestones as specified in the acquisition agreements. As of June 30, 2022, the Company has recorded a liability of $16.5 million within Contingent consideration, current on the Consolidated Balance Sheet related to these agreements.
Segment Information
ASC Topic 280, Segment Reporting (“ASC 280”) establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise where discrete financial information is available and evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company manages its business as two operating segments and two reportable segments. Segment information is consistent with how the CODM reviews the business, makes resource allocation decisions, and assesses performance.
Refer to Note 19. Segment Reporting for further details.

Distribution Policy
Distributions to members, if any, will be authorized and declared by the Company's Board of Directors quarterly in advance and paid monthly. From time to time, the Company may also pay interim special distributions in the form of cash or shares, with the approval of the Company's Board of Directors. Distributions will be made on all classes of shares at the same time. The cash distributions paid to the shareholder with respect to the Class C, P-S and P-T shares will be lower than the cash distributions with respect to the Company’s other share classes because of the distribution fee associated with the Class C, P-S and P-T shares, which is allocated specifically to such classes. Amounts distributed to each class are allocated amongst the holders of the shares in such class in proportion to their shares.
Refer to Note 17. Members' Equity for further details.
Earnings per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common members by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis, if applicable. The Company had no dilutive instruments for the period ended June 30, 2022.
The Class EO common shares ("Earnout Shares") issued as part of the Acquisition will have no impact on either basic or diluted earnings per share until they are fully participating. Refer to Note 3. Business Combinations for additional discussion of the Earnout Shares and Note 18. Earnings Per Share for further details regarding earnings per share.
Revenue Recognition
The Company recognizes revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers, which provides a five-step model for recognizing revenue as follows:
1.Identify the contract
2.Identify performance obligations
3.Determine the transaction price
4.Allocate the transaction price
5.Recognize revenue
The Company has elected as a practical expedient the accounting policy under which it excludes from the transaction price taxes it collects from its customers assessed by a governmental authority. The Company therefore reports sales revenue net of any sales tax.
Energy Sales
The Company’s revenue is primarily derived from the sale of power under long-term PPAs. The Company’s PPAs generally have a term between 10-20 years. Customers consist of commercial property owners, corporate entities, municipal entities, and utility companies located within the continental United States and Canada. The Company operates solar, wind, biomass, and battery systems.
Certain of these PPAs are accounted for as leases. ASC Topic 840, Leases ("ASC 840") requires the minimum lease payments received to be amortized over the term of the lease and variable lease revenue to be recorded in the period when the changes in facts and circumstances on which the variable lease payments are based occur. See further detail regarding the Company’s PPAs accounted for as leases in Note 8. Leases. Sales are subject to economic and weather conditions and may fluctuate based on changes in the industry, regulatory policies, tax incentives, trade policies, and financial markets.
The Company has identified the sale of renewable energy and capacity, and where applicable, RECs, as the performance obligations within its PPAs. The Company transfers control of the electricity and capacity over time and the customer simultaneously receives and consumes the benefits provided by the Company's performance as it performs. Accordingly, the Company has concluded that the sale of electricity and capacity represent series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. Each distinct transfer of electricity in kilowatt hour (“kWh”) that the Company promises to transfer to the customer meets the criteria to be a performance obligation satisfied over time. The Company recognizes revenue based on the amount metered and invoiced on the basis of the contract prices multiplied by kWh delivered. The Company applies the invoicing practical expedient to recognize revenue in circumstances where the amount is determined based on the output produced.
Renewable Energy Credits Sales and Other Incentives
The Company has concluded the sale of RECs performance obligation is satisfied at the point in time in which control is transferred to the customer, which may be upon delivery of the attributes or delivery of the related renewable energy, dependent on whether the contract number of RECs is a fixed amount or based upon the amount of power generated. This represents the point in time where the Company has a present right to payment and the customer has significant risks and rewards related to ownership of the RECs.
In a bundled contract to sell energy and RECs, all performance obligations are deemed to be delivered at the same time. In such cases, the Company does not allocate the transaction price to multiple performance obligations.
Contract Amortization
Intangible assets and out-of-market contracts recognized from PPAs and RECs assumed through acquisitions related to the sale of energy in future periods for which the fair value has been determined to be less (more) than market are amortized to revenue over the term of each underlying contract on a straight-line basis.
Investment Management Revenue
The Company also performs investment management and other administrative services for other funds in the sustainable infrastructure renewable energy industry. Such services comprise many activities which constitute a series of distinct services satisfied over time. These activities include capital raising and capital deployment, marketing and other investor relations functions as well as technical asset management, finance and accounting, legal and other administrative services. The performance obligation is satisfied over time because the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the Company performs. The Company utilizes an output method based on time elapsed to measure progress towards satisfaction of the performance obligation.
Interest Revenue
Interest revenue relates to the Company's secured loans to developers within the renewable energy industry. To the extent the Company expects to collect such amounts, interest revenue is recorded on an accrual basis. If there is reason to doubt an ability to collect such interest, interest receivable on loans is not accrued for accounting purposes. Original issue discounts, market discounts or market premiums are accreted or amortized using the effective interest method as interest revenue. Prepayment premiums on loans are recorded as interest revenue when received. Any application, origination or other fees earned by the Company in arranging or issuing debt are amortized over the expected term of the loan.
Loans are placed on non-accrual status when principal and interest are 90 days or more past due, or when there is a reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as revenue or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in management’s judgment, is likely to remain current.
Refer to Note 4. Revenue for further details.
Leases
Agreements to lease assets are evaluated at inception to determine whether they represent capital or operating leases. The Company has determined its site leases represent operating leases and accordingly minimum lease payments are recognized on a straight-line basis over the lease term beginning on the lease commencement date.
Asset Retirement Obligations
Asset retirement obligations (“AROs”) are accounted for in accordance with ASC Topic 410-20, Asset Retirement Obligations (“ASC 410-20”). AROs associated with long-lived assets included within the scope of ASC 410-20 are those for which a legal obligation exists under enacted laws, statutes, and written or oral contracts, including obligations arising under the doctrine of promissory estoppel, and for which the timing and/or method of settlement may be conditional on a future event.

ASC 410-20 requires an entity to recognize the fair value of a liability for an ARO in the period in which it is incurred and a reasonable estimate of fair value can be made.
Upon initial recognition of a liability for an ARO, other than when an ARO is assumed in an acquisition of the related long-lived asset, the asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by the same amount. Over time, the liability is accreted to its future value, while the capitalized cost is depreciated over the useful life of the related asset. The Company's AROs are primarily related to the future dismantlement of solar or wind equipment placed on leased property at the end of the contractual term. As part of the Company’s change in status as discussed previously, the Company determined the fair value of the AROs as of May 19, 2022.
Refer to Note 11. Asset Retirement Obligations for further details.
Deferred Sales Commissions
The Company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker-dealers in the future in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of such shares are recorded as a liability on the date of sale and represent the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of (1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; (2) the date which approximates an expected liquidity event for the Company; or (3) the expected holding period of the investment. The costs expected to be incurred at the time of the sale of the Class P-T and Class P-S shares were recorded as a liability on the date of sale and represent the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of (1) the date which approximates an expected liquidity event for the Company; or (2) the expected holding period of the investment. The upfront liability is calculated at the time of sale, using the 85 basis points per annum fee multiplied by the expected holding period of such share. Deferred sales commissions for Class C, P-T and P-S shares are paid monthly, in the form of a reduction to shareholder distributions, to the third-party dealer manager at a rate equal to 1/12th of the 85 basis points per annum fee. The estimated amount of the liability can be updated as management's assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained. As of June 30, 2022, the Company recorded a liability for deferred sales commissions in the amount of $4.0 million, which is included in Other current liabilities on the Consolidated Balance Sheet.
Share-Based Compensation
In connection with the Acquisition, certain of the Earnout Shares that were issued to Greenbacker Group LLC (“Group LLC”) as part of the consideration, were subsequently issued by Group LLC to certain employees of the Company in exchange for their employment services post Acquisition. As a result, the Company accounts for the issuance of these Earnout Shares to employees in accordance with ASC Topic 718, Stock Compensation (“ASC 718”).
Refer to Note 3. Business Combinations for further details.
Derivative Instruments
ASC Topic 815, Derivatives and Hedging ("ASC 815"), requires companies to recognize all of its derivative instruments as either assets or liabilities in the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated under hedge accounting and qualifies as part of a hedging relationship and on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, an entity must designate the hedging instrument based upon the exposure being hedged. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Consolidated Statement of Operations during the current period. The Company only uses derivative financial instruments to the extent necessary to hedge identified business risks and does not hold or issue derivative financial instruments for trading purposes. When there is a master netting agreement with a financial institution, any gain or loss on interest rate swaps with the same financial institution are netted for financial statement presentation.
The Company entered into certain interest rate swaps to manage its interest rate risk and accounts for these as derivative instruments under ASC 815. The Company designates qualifying interest rate derivatives as a hedge of a forecasted transaction of the variability of cash flows to be paid related to a recognized liability under a cash flow hedge. Under a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings and is recorded to the same income statement line item as the hedged item. The changes in the fair value of derivatives that do not qualify for hedge accounting are recognized immediately in current earnings. Cash flows on hedges are classified in the Consolidated Statement of Cash Flows the same as cash flows of the items being hedged.
The Company documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions, at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair values or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable of occurring, or a treatment of the derivative as a hedge is no longer appropriate or intended. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods during which the hedged transactions will affect earnings.
Refer to Note 10. Derivative Instruments for further details.
Income Taxes
The Company intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the Company will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the Company does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation, and the Company would become taxable as a corporation for U.S. federal income tax purposes under the Internal Revenue Code. The Company would be required to pay income tax at corporate rates on its net taxable income. To the extent of the Company’s earnings and profits, the payment of the distributions would not be deductible by the Company, distributions to members from the Company would constitute dividend income taxable to such members.
The Company conducts substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to federal, state, provincial, local and foreign income taxes based on income. Accordingly, most of its operations will be subject to federal, state, provincial, local and foreign income taxes in the jurisdictions in which it operates. As of June 30, 2022, including territories and provinces, the Company operates in 36 jurisdictions.
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
The Company assessed its tax positions for all open tax years as of June 30, 2022 for all U.S. federal and state, and foreign tax jurisdictions for the years 2014 through 2021. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of June 30, 2022.
Concentration of Risk
The Company’s derivative financial instruments and PPAs potentially subject the Company to concentrations of credit risk. The maximum exposure to loss due to credit risk of counterparties to either, (i) the Company’s derivative financial instruments or (ii) the Company’s PPAs, would generally equal (a) the fair value of derivative financial instruments presented in the Company’s Consolidated Balance Sheet or (b) the revenue otherwise expected to be earned under the terms of the PPAs had the relevant offtakers performed their obligations. The Company manages this credit risk by maintaining a diversified portfolio of creditworthy counterparties.
The Company determines which customers, if any, comprise over ten percent of either revenue or accounts receivable. For the period from May 19, 2022 through June 30, 2022, the Company had one customer from which revenue was 10.3% of total revenue. No one customer receivable balance represented ten percent or more of accounts receivable as of June 30, 2022.
Refer to Note 10. Derivative Instruments and Note 4. Revenue for further details.
Risks and Uncertainties
The Company's business and the success of its strategies are affected by global and national economic, political and market conditions generally and also by the local economic conditions where its assets are located. Certain external events such as public health crises, including the novel coronavirus (“COVID-19”) and its variants, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns. Although more normalized activities have resumed and there has been improvement due to global and domestic vaccination efforts, at this time the Company cannot predict the full extent of the impacts of the COVID-19 pandemic on the Company and the economy as a whole. Additionally, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases. The full impact of such external events on the financial and credit markets and consequently on the Company’s financial conditions and results of operations is uncertain and cannot be fully predicted. The Company will continue to monitor these events and will adjust its operations as necessary.
Recently Issued Accounting Pronouncements
In February 2016 and as subsequently modified, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842") with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheets and to improve financial reporting by expanding the related disclosures. The Company expects to elect certain of the practical expedients permitted in the issued standard, including the expedient that permits the Company to retain its existing lease assessment and classification and the ability to expense leases with terms of 12 months or less over a straight-line basis for the term of those leases. The Company will adopt ASC 842 and follow the annual reporting guidance as of January 1, 2022 in connection with the issuance of its annual financial statements for year ended December 31, 2022 and apply the provisions of ASC 842 in interim periods commencing after December 15, 2022 using the modified retrospective approach. The Company expects to recognize a material amount of right-of-use assets and liabilities for lease obligations associated with its operating leases on its Consolidated Balance Sheet.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), subsequently amended by ASU No. 2018-19 and ASU No. 2019-10, which provides financial statement users with more useful information about the current expected credit losses, and changes how entities measure credit losses on financial instruments and the timing of when such losses are recognized by utilizing a lifetime expected credit loss measurement. The guidance is effective for fiscal years and interim periods within those years beginning after January 1, 2023. The Company is currently evaluating the impact of the ASU and the effect on its Consolidated Financial Statements and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting,” which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contracts as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the impact of the ASU and the effect on its Consolidated Financial Statements and related disclosures.
Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB Accounting Standards Codification. ASUs issued which are not specifically listed above, were assessed and have already been adopted in a prior period or determined to be either not applicable or are not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.
Note 3. Business Combinations
Acquisition

On May 19, 2022, the Company completed a management internalization transaction pursuant to which it acquired substantially all of the business and assets including intellectual property and personnel of its external advisor, GCM, Greenbacker Administration and Greenbacker Development Opportunities GP I, LLC ("GDEV GP") (collectively, the “Acquired Entities”). All of the acquired business and assets were immediately thereafter contributed by the Company to GREC. Additionally, as a result of the Acquisition, the Company acquired a controlling interest in GDEV and, as such, in connection with the Acquisition is required to consolidate the results of operations and financial position of GDEV. Refer to Note 13. Variable Interest Entities for additional discussion.
The Acquisition was implemented under the terms of a contribution agreement (the “Contribution Agreement”), dated as of May 19, 2022, by and between the Company and GCM's former parent, Group LLC, a subsequent contribution agreement between the Company and GREC pursuant to which all the acquired businesses and assets were immediately contributed by the Company to GREC, and certain related agreements.
In connection with the Acquisition, Group LLC received consideration of 24,365,133 Class P-I common shares, par value $0.001 per share (the “Class P-I shares”) and 13,071,153 of a newly created class of common shares of the Company designated as the Earnout Shares, par value $0.001 per share. The number of Class P-I shares issued in the transaction was based on $8.798 per Class P-I share, the last reported net asset value published by the Company on March 31, 2022 (or an aggregate value of $214.4 million, net of seller related deal fees and expenses paid by the Company). In accordance with ASC 805, the Company is required to determine the fair value of consideration transferred as of the Acquisition close date of May 19, 2022, which value was determined to be $8.81 per Class P-I share (or an aggregate value of $214.7 million, net of seller related deal fees and expenses paid by the Company).
The Earnout Shares are divided into three separate series, designated as “Tranche 1 Earnout Shares,” “Tranche 2 Earnout Shares,” and “Tranche 3 Earnout Shares.” The Earnout Shares are comprised of 4,357,051 Tranche 1 Earnout Shares, 4,357,051 Tranche 2 Earnout Shares, and 4,357,051 Tranche 3 Earnout Shares (consisting of 378,874 Class A Tranche 3 Earnout Shares and 3,978,177 Class B Tranche 3 Earnout Shares). All of the Earnout Shares except for the Class B Tranche 3 Earnout Shares were considered purchase consideration in the Acquisition (see below under "Share-based compensation" for further discussion of the Class B Tranche 3 Earnout Shares). Each separate series of Earnout Shares initially do not have the right to participate in any distributions payable by the Company. However, upon the achievement of separate benchmark quarter-end run-rate revenue targets applicable to each series, or upon the occurrence of certain liquidity events, each series of Earnout Shares can become “Participating Earnout Shares.” The run-rate revenue of the Company or GREC (the “Run Rate Revenue”) upon which the benchmark targets are based is determined primarily by the calculation of third-party management fee revenue during each quarter and additional capital raised from the closing of the Acquisition through December 31, 2025 (as may be extended to December 31, 2026 upon the achievement of certain Run Rate Revenue targets).
The Earnout Shares may become Participating Earnout Shares as follows: (i) if the Run Rate Revenue during any calendar quarter exceeds $8.3 million but is less than $12.5 million, 2,904,410 of the Tranche 1 Earnout Shares will automatically achieve the status of Participating Earnout Shares, with the balance of such Tranche 1 Earnout Shares becoming Participating Earnout Shares ratably up to $12.5 million of Run Rate Revenue, and if the Run Rate Revenue during any calendar quarter equals or exceeds $12.5 million, 100% of the Tranche 1 Earnout shares will automatically achieve the status of Participating Earnout Shares; (ii) if the Run Rate Revenue during any calendar quarter exceeds $16.7 million but is less than $25.0 million, 2,904,410 of the Tranche 2 Earnout Shares will automatically achieve the status of Participating Earnout Shares, with the balance of such Tranche 2 Earnout Shares becoming Participating Earnout Shares ratably up to $25.0 million of Run Rate Revenue, and if the Run Rate Revenue during any calendar quarter equals or exceeds $25.0 million, 100% of the Tranche 2 Earnout shares will automatically achieve the status of Participating Earnout Shares; and (iii) if the Run Rate Revenue during any calendar quarter exceeds $25.0 million but is less than $37.5 million, the Class A Tranche 3 Earnout Shares and 2,525,827 of the Class B Tranche 3 Earnout Shares will automatically achieve the status of Participating Earnout Shares, with the balance of such Class B Tranche 3 Earnout Shares becoming Participating Earnout Shares ratably up to $37.5 million of Run Rate Revenue, and if the Run Rate Revenue during any calendar quarter equals or exceeds $37.5 million, 100% of the Tranche 3 Earnout shares will automatically achieve the status of Participating Earnout Shares.
Upon achieving Participating Earnout Share status, such Earnout Shares will become entitled to priority allocations of profits and increases in value from the Company, and will (i) have equivalent economic and other rights as the Class P-I shares of the Company, (ii) vote together as a single class with the Class P-I shares on all matters submitted to holders of Class P-I shares generally, (iii) not have separate voting rights on any matters (other than amendments to the terms of the Participating Earnout Shares that affect such Participating Earnout Shares adversely and in a manner that is different from the terms of the Class P-I shares), and (iv) have the right to participate in all distributions payable by the Company, as if they were, and on a pari passu basis with, the Class P-I shares, subject to, with respect to (i) and (iv), the allocation of sufficient amounts to the

Earnout Shares. At its election, a holder may convert its Participating Earnout Shares into Class P-I shares after the holder’s Earnout Shares have been allocated sufficient profits or increases of value from the Company.
The aggregate purchase consideration transferred from the Company to Group LLC in exchange for the equity interests in the Acquired Entities totaled $335.0 million assuming the then share price of $8.798 per share, the last reported net asset value published by the Company on March 31, 2022. In accordance with ASC 805, the Company is required to determine the fair value of consideration transferred as of the Acquisition close date of May 19, 2022. The aggregate purchase consideration is valued at $294.1 million, which was paid in the form of the Class P-I shares (“Equity consideration” in the table below) and all of the Earnout Shares except for the Class B Tranche 3 Earnout Shares (“Contingent consideration” in the table below) as described above. As of the Acquisition close date, the fair value of the Class P-I shares was determined to be $8.81 per Class P-I share. The preliminary fair value of the contingent consideration is estimated to be $73.6 million, which is included in Contingent consideration on the Consolidated Balance Sheet. The total number of shares initially issued was based on a “preliminary” consideration calculation and was subject to an adjustment to arrive at a “final” consideration amount. The Earnout Shares included in purchase consideration are classified as contingent consideration liabilities and are subject to recurring fair value measurements. The following is a summary of the purchase consideration, as well as the fair value of the noncontrolling interests in GDEV GP and GDEV at the acquisition date:

Fair value of consideration transferred:
Equity consideration	$214,926,938
Contingent consideration	73,600,000
Assumed expenses of Group LLC	6,227,104
Assumed debt (paid at closing)	1,500,000
Extinguishment of liabilities	(2,171,328)
Total purchase consideration	$294,082,714
Fair value of the Company’s investment in GDEV (held before the Acquisition)	3,768,406
Fair value of the noncontrolling interest in GDEV GP	533,315
Fair value of the noncontrolling interest in GDEV	45,445,898
Total amount to allocate to net assets acquired and consolidated	$343,830,333
As a result of the Company obtaining control over GDEV, the Company’s previously held interest in GDEV was remeasured to fair value. The Company’s interest in GDEV had previously been measured at fair value under ASC 946 and therefore did not result in an adjustment or gain or loss recognized.
The Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired, and liabilities assumed, based upon their estimated fair values as of the acquisition date. In conjunction with the application of the acquisition method of accounting, the Company recognized the noncontrolling interests in GDEV GP and GDEV at fair value as of the acquisition date. The fair value of the noncontrolling interests, a Level 3 fair value measurement, was determined based upon a discounted cash flow methodology.
The excess of the purchase price over the tangible and intangible assets acquired, and liabilities assumed, has been recorded as Goodwill on the Consolidated Balance Sheet. The Acquisition resulted in recorded goodwill of $220.9 million as a result of a higher consideration multiple paid driven by quality of the operations, including the workforce, and how the Company expects to leverage and scale the business to create additional value for its shareholders. The Company will evaluate this goodwill for impairment on an annual basis and will not amortize the acquired goodwill balance for financial statement purposes. Goodwill is not expected to be deductible for income tax purposes. The goodwill was allocated $200.9 million to the Independent Power Producer segment and $20.0 million to the Investment Management segment. Refer to Note 7. Goodwill, Other Intangible Assets and Out-of-market Contracts for further discussion on the goodwill recorded as a result of the Acquisition.
The following table summarizes the preliminary allocation of estimated fair value of the assets acquired and liabilities assumed, at the date of the Acquisition, and the resulting consolidation of GDEV GP and GDEV:

Estimated fair value of assets and liabilities acquired:
Net working capital (including cash)	$8,819,403
Property, plant and equipment	75,594
Investments, at fair value and other noncurrent assets	42,355,783
Trademarks	2,800,000
Channel partner relationships	95,100,000
Carried interest	278,689
Other liabilities	(759,902)
Deferred tax liability	(25,779,277)
Goodwill	220,940,043
Sum of acquired and consolidated net assets	$343,830,333
The fair values of the acquired trade accounts receivables, prepaid and other current assets, accounts payable and accrued expenses, and other current liabilities approximate their carrying values due to the short-term nature of the expected timeframe to collect the amounts due, realize the balances, or settle the amounts payable, accrued expenses, and the related cash inflows or outflows are not expected to materially vary from the contractual amounts.
As part of the purchase price allocation, the Company also determined the identifiable intangible assets were: (i) channel partner relationships and (ii) trademarks. The fair values of the intangible assets were estimated using the income approach, specifically the multi-period excess earnings method. The discounted cash flows used in the fair value determination of these intangible assets were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. These non-recurring fair value measurements are primarily determined using these unobservable inputs. Accordingly, these fair value measurements are classified within Level 3 of the fair value hierarchy.
The following table summarizes the acquired goodwill and identifiable intangible assets, acquisition date estimated fair value, and weighted average amortization period:

Identified intangible asset	Acquisition date fair value	Weighted-average amortization period (years)
Trademarks	$2,800,000	12
Channel partner relationships	95,100,000	11
Goodwill	220,940,043	—
In conjunction with the Acquisition, the Company incurred $3.4 million of buyer transaction costs during the six months ended June 30, 2022, of which $2.6 million was recognized in Operating expenses in the Consolidated Statements of Operations under the Investment Basis during the period from January 1, 2022 through May 18, 2022. The residual $0.8 million of buyer transaction costs were recognized in General and administrative expenses in the Consolidated Statement of Operations for the period ended June 30, 2022.
The results of operations from the Acquired Entities are included in the Consolidated Financial Statements of the Company from the date of Acquisition. The revenue contributed by the Acquisition during the period from May 19, 2022 to June 30, 2022 was not material. No pro forma information has been included in these Consolidated Financial Statements for the period that the Acquired Entities were not part of the consolidated results as they are not material.
Share-based compensation
In connection with the Acquisition, the Earnout Shares were issued to Group LLC. Group LLC then distributed to its members the Class P-I shares and a majority of the Earnout Shares (including Tranche 1 Earnout Shares, Tranche 2 Earnout Shares and Class A of Tranche 3 Earnout Shares). Class B of the Tranche 3 Earnout Shares, however, were distributed by Group LLC to GB EO Holder LLC (“EO Holder”), an entity formed by Group LLC with the sole purpose of holding the Class B Tranche 3 Earnout Shares and distributing its equity to employees of the Company. As such, the Class B Tranche 3 Earnout Shares are classified as share-based compensation as a result of the issuance of the EO Holder equity to employees of the Company by Group LLC in exchange for their employment services post Acquisition as a vesting condition. Accordingly, the Class B Tranche 3 Earnout Shares are not part of the consideration transferred, and the Company will account for the issuance of these shares to employees in accordance with ASC 718.

EO Holder had 3,978,177 equity awards authorized to be issued, and in connection with the above described issuances to employees of the Company, issued 3,198,135 awards in the period from May 19, 2022 through June 30, 2022, all to employees of the Company. The EO Holder equity awards issued (“EO Awards”) are equity classified, and compensation expense shall be based on the grant-date fair value of the GB EO Holder equity awards, $10.96 per share, which was based on the grant-date fair value of the Class B Tranche 3 Earnout Shares held by EO Holder. EO Awards shall vest in one, two or three tranches over a service period ranging from one, two, three years or longer, depending on whether and when certain run rate revenue levels are achieved as described above for the Class B Tranche 3 Earnout Shares. Compensation expense is currently amortized using the graded vesting approach over estimated vesting periods determined by the performance outcome considered probable to achieve as of June 30, 2022.
For the period ended June 30, 2022, the Company recognized share-based compensation expenses of $1.3 million which is included in General and administrative expenses in the Consolidated Statement of Operations. As of June 30, 2022, unrecognized share-based compensation expense associated with the EO Awards is $33.7 million, which is expected to be amortized over a weighted average period of 2.9 years.
In addition, prior to the Acquisition, GDEV GP had issued carried interest to GREC as the initial investor in GDEV and to certain employees of GCM that provided services to GDEV GP. Holders of carried interest receive distributions based on carried interest received by GDEV GP from GDEV, once the management fee shortfall has been reduced to zero. Vesting among employees is based on either the continued service of the participant or on the achievement of performance goals set out in the applicable award agreement. There was no change to the carried interest holdings as a result of the Acquisition. The Company accounts for the carried interests issued to employees in accordance with ASC Topic 710, Compensation - General ("ASC 710").
The carried interests issued to employees are liability classified, and compensation expense for the carried interests is based on the change in the fair value of the carried interests. Compensation expense recognized on the carried interests and the associated unrecognized compensation expense were immaterial for the period ended June 30, 2022.
Note 4. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the Consolidated Statement of Operations:

Period ended June 30, 2022
Energy sales	$17,858,837
RECs and other incentives	1,885,233
Investment Management revenue	209,040
Other revenue	1,499,477
Contract amortization, net	(1,837,719)
Total revenue	19,614,868
Less: Contract amortization, net	1,837,719
Less: Lease revenue	(1,406,912)
Less: Investment, dividend and interest income	(1,658,289)
Total revenue from contracts with customers	$18,387,386
Contract Amortization
Intangible assets and out-of-market contracts recognized from PPAs and REC contracts assumed through acquisitions related to the sale of energy in future periods for which the fair value has been determined to be less (more) than market are amortized to revenue over the term of each underlying contract on a straight-line basis.
Contract Balances
Company billing practices are dictated by the contract terms and are typically done in arrears based upon the amount of power delivered in the prior period.
The Company did not record any contract assets as of June 30, 2022, as none of its rights to payment were subject to a particular event other than passage of time. Included within the Accounts receivable balance on the Consolidated Balance

Sheet, the Company had a receivable balance of $21.3 million related to contracts with customers as of June 30, 2022. The Company's receivable balance related to contracts with customers as of May 19, 2022 was $25.1 million.
The Company did not record any contract liabilities as of June 30, 2022, as there were no amounts received in advance from contracts with customers.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract (i.e., commissions) are recognized as an asset if the entity expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The amounts capitalized as of June 30, 2022 are not material.
Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of June 30, 2022, the Company had $16.1 million of remaining performance obligations. The following table includes the approximate amounts expected to be recognized related to remaining performance obligations as of December 31:

Amount
2022	$3,123,608
2023	6,091,569
2024	4,165,616
2025	1,161,243
2026	1,028,875
Thereafter	563,586
Total	$16,134,497

Note 5. Fair Value Measurements and Investments
Authoritative guidance on fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants. This guidance also establishes a framework for classifying the inputs used to determine fair value into three levels within a hierarchy. Refer to Note 2. Significant Accounting Policies for the definitions of each of the three levels.
The following table presents the fair values of the Company's financial assets and liabilities as of June 30, 2022 and the basis for determining their fair values:

	Fair value as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$133,886,940	$—	$133,886,940
Derivative liabilities	—	(82,355)		(82,355)
Other investments	—	—	46,286,141	46,286,141
Equity method investments	—	—	85,219,305	85,219,305
Contingent consideration	—	—	(73,600,000)	(73,600,000)
Total	$—	$133,804,585	$57,905,446	$191,710,031
The Company does not have any non-financial assets or liabilities measured at fair value as of June 30, 2022.
The Company uses several different valuation techniques to measure the fair value of assets and liabilities. Certain financial instruments may be valued using multiple inputs, including discount rates, expected cash flows, and other inputs. The assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the fair value measurement of assets and liabilities and the placement of those assets and liabilities within the fair value hierarchy levels. Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities measured at fair value. There were no transfers between Levels 1, 2, or 3 for the period ended June 30, 2022.

Derivative assets and liabilities—The Company estimates the fair value of its interest rate derivatives using a discounted cash flow valuation technique based on the net amount of estimated future cash flows related to the agreements. The primary inputs used in the fair value measurement include the contractual terms of the derivative agreements, current interest rates, and credit spreads. The significant inputs for the resulting fair value measurement are market-observable inputs, and thus the swaps are classified as Level 2 in the fair value hierarchy.
Other investments and Equity method investments—In the table above, certain other investments and equity method investments may be valued at the purchase price for a period of time after an acquisition as the best indicator of fair value. In addition, certain valuations of investments may be entirely or partially derived by reference to observable valuation measures for a pending or consummated transaction. In the absence of quoted prices in active markets, the Company uses a variety of techniques to measure the fair value of its investments. The methodologies incorporate the Company’s assumptions about the factors that a market participant would use to value the investment. The various unobservable inputs used to determine the Level 3 valuations may have similar or diverging impacts on valuation. Significant increases and decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements.
The Company's other investments are a result of consolidating the financial position and results of operations of GDEV. The following table presents a summary of investments held by GDEV:

	As of June 30, 2022
Investment Type	Fair Value	Percentage of Investments of GDEV
Equity interests	$31,983,291	69.1%
Secured loans	14,302,850	30.9%
Total	$46,286,141	100.0%
The equity interests held by GDEV include preferred stock, common stock, and other types of equity interests of investments.
As of June 30, 2022, the value of the Company's investments in OYA Solar and Aurora Solar, its equity method investments, were $13.5 million and $71.7 million, respectively.
Other and equity method investments are recorded to Investments, at fair value on the Consolidated Balance Sheet as of June 30, 2022. The Company recognized an unrealized gain (loss) associated with the other and equity method investments of $1.9 million and $(1.4) million, respectively, for the period ended June 30, 2022. The net unrealized gain is reflected in Net unrealized gain on investments on the Consolidated Statement of Operations.
Contingent consideration—The Company estimates the fair value of its contingent consideration associated with the Acquisition based on the likelihood of payment related to the contingent clause and the date when payment is expected to occur. The fair value of the contingent consideration is measured based on significant unobservable inputs, including the contractual payment amount due upon reaching the designated thresholds, the discount rate, and the date when payment is expected and is classified as Level 3 in the fair value hierarchy. The contingent consideration is reflected in Contingent consideration included in noncurrent liabilities on the Consolidated Balance Sheet.
Note 6. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

June 30, 2022
Land	$9,091,123
Plant and equipment	1,532,903,661
Asset retirement obligation	29,958,940
Other	1,211,056
Total property, plant and equipment	$1,573,164,780
Accumulated depreciation	(5,001,197)
Property, plant and equipment, net	$1,568,163,583

As of June 30, 2022, Property, plant and equipment, net, includes construction-in-progress of $409.3 million. Construction-in-progress includes $72.2 million of development costs. Depreciation expense for the period ended June 30, 2022 was $5.0 million and is recorded within Depreciation, amortization and accretion on the Consolidated Statement of Operations.
Note 7. Goodwill, Other Intangible Assets and Out-of-market Contracts
Goodwill
As of May 19, 2022, the closing date of the Acquisition, and as of June 30, 2022, goodwill totaled $220.9 million.
Other Intangible Assets and Out-of-market Contracts
The Company has two categories of intangibles, those related to the Acquisition discussed in Note 3. Business Combinations, and those related to the Company's consolidated subsidiaries resulting from PPA and REC contracts.
Other intangible assets consisted of the following:

	Gross carrying amount	Accumulated amortization	Net intangible assets as of June 30, 2022	Amortization period
PPA contracts	$403,207,826	$(2,439,370)	$400,768,456	8-35 years
PPA contracts - signed MIPA assets(1)	16,907,757	—	16,907,757	N/A
REC contracts	45,042,382	(146,536)	44,895,846	1-21 years
Trademarks	2,800,000	(28,767)	2,771,233	12 years
Channel partner relationships	95,100,000	(1,079,534)	94,020,466	4-12 years
Other intangible assets	1,017,424	—	1,017,424	30 years
Total amortizable intangibles, net	$564,075,389	$(3,694,207)	$560,381,182
(1)Signed Membership Interest Purchase Agreement (“MIPA”) assets are defined as assets that have an executed contractual MIPA or Purchase and Sale Agreement but have not yet closed.
Amortization expense related to intangible assets was $3.7 million for the period ended June 30, 2022, which includes $2.6 million of Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statement of Operations.
The Company also has PPA and REC contracts that are held in an unfavorable position (out-of-market contracts), which consists of the following as of June 30, 2022:

	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of June 30, 2022	Amortization period
PPA contracts	$(182,156,562)	$629,900	$(181,526,662)	8-35 years
PPA contracts - signed MIPA assets	(24,059,833)	—	(24,059,833)	N/A
REC contracts	(23,360,251)	118,287	(23,241,964)	1-18 years
Total unfavorable amortizable intangibles, net	$(229,576,646)	$748,187	$(228,828,459)
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net similar to favorable PPA and REC contracts. The Company recorded $0.7 million of contract amortization contra-expense related to out-of-market contracts during the period ended June 30, 2022.
The net impact of PPA and REC contracts and out-of-market contracts was a net $1.8 million of amortization expense during the period ended June 30, 2022, which is recorded as Contract amortization, net in the Consolidated Statement of Operations.
Estimated future annual amortization expense for the above amortizable intangible assets and out-of-market contracts for the remaining periods through June 30, 2022 as follows:

Amortization Expense
2022	$8,514,140
2023	16,863,789
2024	16,863,789
2025	16,767,223
2026	16,574,092
Thereafter	255,969,690
Total	$331,552,723
Note 8. Leases
Lessee Arrangements
The Company has site lease agreements with various entities for the properties where renewable energy facilities have been constructed which provide the right to own and operate the projects on land and rooftops. The Company’s most significant leases relate to real estate leases that have initial contract lease terms ranging from one to 50 years. Certain leases include renewal and termination options. These agreements require periodic lease payments, which are either based on actual production of the energy facilities or a pre-determined rate. Certain leases include escalation clauses which may be a fixed percentage or amount or based on the change in an index. Payments for these rights are accounted for as operating leases, with minimum lease payments recognized on a straight-line basis over the term of the lease. Expenses related to payments based on actual production of renewable energy facilities are recognized when it is probable that such payments will be required. Lease expense incurred during the period ended June 30, 2022 was $1.2 million, which primarily consists of $1.1 million of minimum rental payments. Lease expense is included in Operating expenses on the Consolidated Statement of Operations.
As of June 30, 2022, $0.2 million of straight-line lease expense was incurred in excess of the contractual payments made, which is deferred and included in Other noncurrent liabilities on the Consolidated Balance Sheet.
As of June 30, 2022, the Company has $2.7 million of prepaid lease expense which is included in Other current assets on the Consolidated Balance Sheet.
Future minimum lease commitments under operating leases as of December 31:

2022	$3,776,102
2023	9,002,960
2024	8,660,118
2025	8,394,649
2026	8,399,134
2027	8,461,348
Thereafter	165,734,641
Total	$212,428,952
Lessor Arrangements
A significant portion of the Company’s operating revenues are generated from delivering electricity and related products from owned solar and wind renewable energy facilities under PPAs in which the Company is the lessor. In addition, the Company has certain energy optimization service agreements that involve the use of a battery in which the Company is the lessor. The Company has determined that its revenue agreements that contain leases are classified as operating leases.
For these PPAs, revenue is recognized when electricity is delivered and is accounted for as rental income under the lease standard. Certain of the Company’s PPAs related to its solar or wind generating plants qualify as operating leases with remaining terms through 2047.
Certain agreements include renewal, termination or purchase options. Property subject to operating leases, where the Company or one of its subsidiaries is the lessor, is included in Property, plant and equipment, net on the Consolidated Balance Sheet and rental income from these leases is included in Energy revenue on the Consolidated Statement of Operations. Lease income is based on energy generation; therefore, all rental income is variable under these leases. The contingent rental income related to these agreements for the period ended June 30, 2022 was $1.4 million and is included in Energy revenue on the Consolidated Statement of Operations.
Certain of the Company’s energy optimization service agreements qualify as operating leases with remaining terms through 2031. Lease income under these agreements is generally fixed and recognized on a straight-line basis over the term of the lease. The lease income related to these agreements for the period ended June 30, 2022 was not material and is not expected to be material for the ensuing five years.
As of June 30, 2022, property whereby the Company is the lessor that is included in Property, plant and equipment, net on the Consolidated Balance Sheet is as follows:

Total property, plant and equipment subject to leases	$66,270,568
Accumulated depreciation	(341,078)
Total property, plant and equipment subject to leases, net	$65,929,490
Note 9. Debt
The Company has entered into credit facilities and loan agreements through its subsidiaries, as described below.

	Outstanding	Interest rate	Maturity date
Letter of Credit Facility	$—	Fed Funds Rate + 0.75%	September 4, 2022*
GREC Entity HoldCo	78,073,040	1 mo. LIBOR + 1.75%	June 20, 2025
Midway III Manager LLC	15,212,996	3 mo. LIBOR + 1.50%	October 31, 2025
Trillium Manager LLC	74,744,882	3 mo. LIBOR + 1.88%	June 9, 2027
GB Wind Holdco LLC	125,308,451	3 mo. LIBOR + 1.38%	December 31, 2027
Greenbacker Wind Holdings II LLC	73,309,813	3 mo. LIBOR + 1.88%	December 31, 2026
Conic Manager LLC	24,356,358	3 mo. LIBOR + 1.75%	April 1, 2028
Turquoise Manager LLC	32,097,723	3 mo. LIBOR + 1.25%	December 23, 2027
Eagle Valley Clean Energy LLC	34,969,323	1.91%	January 2, 2057
Eagle Valley Clean Energy LLC (Premium loan)	302,206	2.00%	November 30, 2022
Greenbacker Equipment Acquisition Company LLC	6,500,000	Prime + 1.00%	March 31, 2023
ECA Finco I, LLC	20,606,149	3 mo. LIBOR + 2.25%	February 25, 2028
GB Solar TE 2020 Manager LLC	19,551,522	3 mo. LIBOR + 1.88%	October 30, 2026
Sego Lily Solar Manager LLC	54,408,705	1 mo. SOFR + 1.38%	August 17, 2028
Celadon Manager LLC	19,080,864	1 mo. SOFR + 1.50%	February 18, 2029
GRP II Borealis Solar LLC	42,238,210	3 mo. LIBOR + 2.50%	June 30, 2027
Total debt	$620,760,242
Less: Current portion of long-term debt	(36,897,511)
Less: Discount on long-term debt	(29,428,882)
Less: Deferred financing fees	(4,554,026)
Total long-term debt, net	$549,879,823
* On August 9, 2022, the maturity date was amended to September 4, 2023 in the Tenth Amendment to the Letter of Credit Facility Agreement.
On December 6, 2019 the Company entered into a $15.0 million revolving letter of credit facility (“LC Facility”) agreement with Fifth Third Bank. The LC Facility agreement was subsequently amended to include an equipment loan, increase the aggregate principal amount to $40.0 million, require maintenance of cash collateral in an amount equal to 100% of the outstanding obligation and reduce the letter of credit fee from 2.25% to 0.75%.
GREC Entity HoldCo
On November 25, 2021, GREC Entity HoldCo's loan with Fifth Third Bank converted to a term loan with a maturity on June 20, 2025. The loan bears interest at a rate equal to the one-month LIBOR rate plus 1.75%. The loan is secured by all of the assets of GREC Entity HoldCo and the equity interests of each direct and indirect subsidiary of the Company. The Company, GREC and each direct and indirect subsidiary of the Company are guarantors of the Company’s obligations under the loan.

GREC has pledged all of the equity interests of GREC Entity HoldCo as collateral for this credit facility. Refer to Note 6. Borrowings under the Investment Basis for further detail.
Midway III Manager LLC
On October 31, 2018, Midway III Manager LLC converted its construction loan with KeyBank National Association (“KeyBank”) to a term loan. The term loan bears annual interest at three-month LIBOR plus 1.50% until the fourth anniversary of the term conversion, and 1.63% from and including the fourth anniversary to the seventh anniversary. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date of October 31, 2025. The loan is secured by a first-priority security interest in all assets of Midway III Manager LLC, including a pledge of (a) Midway Manager LLC's interest in Midway III Holdings LLC and (b) GREC's ownership interests in Midway III Manager LLC.
Trillium Manager LLC
On June 9, 2020, Trillium Manager LLC entered into a loan agreement with Fifth Third Bank as administrative agent for various lenders which provided for certain construction, revolving and term loans in an amount not to exceed $100.0 million. The revolving loans were available until the Borrowing Base availability End Date, defined as two years after the June 9, 2020 closing date after which all outstanding revolving loans converted into the term loan. The term loan bears interest at a rate of three-month LIBOR plus an applicable margin, which is 1.88% per annum through the fourth anniversary of the closing date, and 2.00% per annum after the fourth anniversary of the closing date and increasing by 0.13% for each fourth anniversary thereafter. The loan is secured by a first-priority security interest in all assets of Trillium Manager LLC, including a pledge of (a) Trillium Manager LLC's interest in Trillium Holdings LLC and, (b) GREC's ownership interests in Trillium Manager LLC. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date of June 9, 2027. In addition, Trillium Manager LLC is party to several letter of credit facility agreements, not to exceed $5.0 million.
GB Wind Holdco LLC
On November 22, 2019, GB Wind Holdco LLC entered into a loan agreement with Bayerische Landesbank that was subsequently amended and restated on January 13, 2020, to provided financing in connection with the operation and maintenance of certain wind facilities. The loan bears interest at the three-month LIBOR rate plus an applicable margin, which is 1.38% per annum through the fourth anniversary of the closing date and 1.50% per annum after the fourth anniversary of the closing date and increasing by 0.13% for each fourth anniversary thereafter. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date of December 31, 2027. The loan is secured by wind energy facilities owned through wholly owned subsidiaries.
Greenbacker Wind Holdings II LLC
On November 20, 2020, Greenbacker Wind Holdings II LLC entered into a financing agreement with KeyBank as administrative agent for various lenders who agreed to provide long-term financing. On February 19, 2021, Greenbacker Wind Holdings II LLC entered into a second loan agreement with KeyBank National Association pursuant to an amended and restated financing agreement. The loan bears interest at the three-month LIBOR rate plus an applicable margin, which is 1.88% per annum until the fourth anniversary of the term conversion date and 2.00% per annum after the fourth anniversary of the term conversion date. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date of December 31, 2026. The loan is secured by wind energy facilities owned and operated by Greenbacker Wind Holdings II LLC and a pledge of Holiday Hill Manager LLC's interest in Holiday Hill Holdings LLC.
Conic Manager LLC
On August 8, 2019, Conic Manager LLC entered into a loan agreement with Fifth Third Bank. On April 1, 2021, Conic Manager LLC converted its term loan with Fifth Third Bank to a revolving line of credit facility in the aggregate principal amount of up to $24.4 million. There is a commitment fee equal to 0.30% per annum on any unused amount. The revolving line of credit facility is available to be drawn until October 31, 2022, at which point any outstanding balance will convert to a term loan. Principal and interest payments are made on the last day of each three-month period with principal payments commencing on January 21, 2023 and continuing through the scheduled maturity date of April 1, 2028. The loan bears interest at a rate per annum equal to the LIBOR rate plus 1.75%. The loan is secured by a first-priority security interest in all assets of Conic Manager LLC, including a pledge of (a) Conic Manager LLC's interest in Conic Holdings LLC and, (b) GREC's ownership interests in Conic Manager LLC.
Turquoise Manager LLC

On February 12, 2020, Turquoise Manager LLC entered into a financing agreement with KeyBank as administrative agent for various lenders who agreed to provide a construction loan facility, an ITC bridge loan facility, and a term loan facility in connection with the construction and development of a solar energy facility. On December 23, 2020, the term loan conversion date occurred, and the construction loan and ITC bridge loan were repaid in full. The term loan is secured by a first-priority security interest in all assets of Turquoise Manager LLC, including a pledge of (a) Turquoise Manager LLC's interest in Turquoise Holdings LLC and, (b) GREC's ownership interests in Turquoise Manager LLC. The term loan bears interest at the three-month LIBOR rate plus an applicable margin, which is 1.25% per annum through the fifth anniversary of the term conversion, and 1.38% per annum thereafter through the maturity date, December 23, 2027. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date.
Eagle Valley Clean Energy LLC
On April 24, 2019, Eagle Valley Clean Energy LLC ("EVCE"), as a term of the Company’s acquisition of EVCE, entered into a debt settlement agreement and amended its loan with the United States of America through the Administrator of the Rural Utilities Service (“RUS”) and its wholly owned corporation, the Federal Financing Bank (“FFB”). Pursuant to the debt settlement agreement, the amendment deferred interest payments through March 31, 2024 (the “Interest Forbearance Period”), deferred principal payments through March 31, 2029 (the “Principal Forbearance Period”), provided for certain waivers, and waived any existing events of default. During the Interest Forbearance Period, EVCE is required to make quarterly interest payments of not less than $85,000. Interest will continue to accrue at the then available 30-year fixed interest rate, 1.91%, and will be added to the principal balance, both of which will be payable every three months following the expiration of the Principal Forbearance Period. The loan matures on January 2, 2057.
On November 30, 2021, EVCE entered into a premium financing agreement ("Premium loan") for $1.0 million with an insurance company to provide financing for insurance policies. The Premium loan bears interest at a fixed interest rate of 2.00% per annum through the maturity date, November 30, 2022.
Greenbacker Equipment Acquisition Company LLC
On January 29, 2021, Greenbacker Equipment Acquisition Company LLC entered into a loan and security agreement with Cathay Bank to provide an equipment financing line up to $6.5 million. which was advanced on February 1, 2021. The loan bears interest at a rate equal to 1.00% above the Prime rate, as it appears in the Wall Street Journal from time to time, payable monthly and the principal is payable on the maturity date, March 31, 2023.
ECA Finco I, LLC
On February 25, 2021, ECA Finco I, LLC's loan with KeyBank converted to a term. The loan bears interest at the three-month LIBOR rate plus an applicable margin, which is 2.25% per annum until February 25, 2025, and 2.50% per annum thereafter through the maturity date. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date of February 25, 2028. The term loan is secured by a first-priority security interest in all assets of ECA Finco I, LLC, including a pledge of (a) ECA Finco I, LLC’s interest in ECA Holdco I and, (b) GREC's ownership interests in ECA Holdco I.
GB Solar TE 2020 Manager LLC
On October 30, 2020, GB Solar TE 2020 Manager LLC entered into a loan agreement with Fifth Third Bank as administrative agent for various lenders in an amount not to exceed $19.6 million. The loan bears interest at the three-month LIBOR rate plus an applicable margin, which is 1.88% through the fourth anniversary of the closing date, 2.00% per annum after the fourth anniversary of the closing date and increasing by 0.13% for each fourth anniversary thereafter. The loan is secured by a first-priority security interest in all assets of GB Solar TE 2020 Manager LLC, including a pledge of (a) GB Solar TE 2020 Manager LLC 's interest in GB Solar TE 2020 Holdings LLC and, (b) GREC's ownership interests in GB Solar TE 2020 Manager LLC. The loan requires quarterly payments of interest only through September 30, 2022, after which it requires quarterly payments of principal and interest through the maturity date, October 30, 2026.
Sego Lily Solar Manager LLC
On January 28, 2022, Utility Solar AcquisitionCo 2021 LLC, as a co-borrower with Sego Lily Solar Manager LLC, entered into a financing agreement with KeyBank as administrative agent for various lenders who agreed to provide a construction loan facility, an ITC bridge loan facility, and a term loan facility in connection with the construction and operations of renewable energy facilities. The financing agreement was subsequently amended on June 9, 2022 to add commitments to provide term loans for two wind energy projects. The loan is secured by a first-priority security interest in all assets of Sego Lily Solar

Manager LLC, including a pledge of (a) Sego Lily Solar Manager LLC 's interest in Sego Lily Solar Holdings LLC and Graphite Solar Holdings LLC and, (b) GREC's ownership interests in Sego Lily Solar Manager LLC. On August 17, 2022, the loan converted to a term loan. The term loans bear interest at the one-month Secured Overnight Financing Rate (“SOFR”) plus an applicable margin, which is 1.38% per annum until the fourth anniversary of the term conversion and 1.50% from and including the fourth anniversary and increasing by 0.13% for each fourth anniversary thereafter. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date of August 17, 2028.
Celadon Manager LLC
On February 18, 2022, Celadon Manager LLC entered into a loan agreement with Fifth Third Bank as administrative agent for various lenders in an amount not to exceed $71.0 million. The loan is secured by a first-priority security interest in all assets of Celadon Manager LLC, including a pledge of (a) Celadon Manager LLC's interest in Celadon Holdings LLC and, (b) GREC's ownership interests in Celadon Manager LLC. The loan bears interest at the one-month SOFR plus an applicable margin, which is 1.50% through the fifth anniversary of the closing date, 1.63% per annum after the fifth anniversary of the closing date and increasing by 0.13% for each fifth anniversary thereafter. The loan requires quarterly payments of interest only through the fifth anniversary of the closing date, after which it requires quarterly payments of principal and interest through the maturity date, February 18, 2029.
GRP II Borealis Solar LLC
On February 28, 2017, GRP II Borealis Solar LLC entered into an amended and restated financing agreement with Norddeutsche Landesbank Gironzentrale (“Nord Bank”) as the mandated lead arranger and administrative agent for various lenders who agreed to provide a term loan in an amount not to exceed $60.0 million. The term loan bears interest at the three-month LIBOR rate plus an applicable margin, which is 2.50% through the maturity date, June 30, 2027.
The Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding borrowings. Refer to Note 10. Derivative Instruments for further discussion.
The following table shows the components of interest expense related to the Company's borrowings for the period ended June 30, 2022:

Period ended June 30, 2022
Loan interest	$2,333,140
Commitment / letter of credit fees	400,463
Amortization of deferred financing costs	44,764
Amortization of discount on notes payable	143,194
Interest capitalized	(167,853)
Total	$2,753,708
The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Period ending December 31	Principal Payments
2022	$17,555,024
2023	44,017,096
2024	37,606,596
2025	103,105,131
2026	107,532,680
Thereafter	310,943,715
$620,760,242
Note 10. Derivative Instruments
The Company manages interest rate risk, primarily through the use of derivative financial instruments.
Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company, through its wholly owned subsidiaries, has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed interest rate payments at fixed rates ranging between 0.61% and 3.21%.
On May 19, 2022, the designation date, the Company’s cash flow hedges were a $123.3 million net asset. The initial fair value of the cash flow hedges on the designation date at May 19, 2022 is recognized in Derivative assets, current and Derivative assets, included in noncurrent assets, in the Consolidated Balance Sheet. The fair value is recognized into income under a systematic and rational method over the life of the hedging instrument and is presented in the same line item on the Consolidated Statement of Operations as the earnings effect of the hedged item, with the offset recorded to Other comprehensive income. During the period ended June 30, 2022, the Company recorded $0.3 million as a decrease in interest expense with income recorded in Unrealized gain on derivatives designated as cash flow hedges, net of tax in the Consolidated Statement of Comprehensive Income in association with the recognition of the initial fair value of the interest rate hedges on the designation date.
As of June 30, 2022, the fair value of the Company's interest rate swaps was a $133.9 million asset and derivative liability value of $0.1 million with an outstanding notional amount of $1.3 billion. The notional amount includes $620.8 million associated with currently effective swaps, $432.8 million associated with forward starting swaps and $284.7 million associated with deal contingent swaps. The interest rate swaps have maturities between 2025 and 2050.
The following table reflects the location and estimated fair value positions of derivative contracts at:

		June 30, 2022
Derivatives Designated as Hedging Instruments	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Interest rate swap contracts	Derivative Assets / (Other Liabilities)	$1,338,364,978	$133,886,940	$(82,355)
For derivatives designated as cash flow hedges, the changes in the fair value of the derivative are initially reported in other comprehensive income (outside of earnings), and subsequently, reclassified to earnings when the hedged transaction affects earnings. The Company assesses the effectiveness of each hedging relationship by utilizing a statistical regression analysis.
For the period ended June 30, 2022, the Company recognized a gain of $7.5 million, net of taxes of $2.7 million, in Unrealized gain on derivatives designated as cash flow hedges, net of tax in the Consolidated Statement of Comprehensive Income, related to the Company's cash flow hedge accounting.
Amounts reported in Accumulated other comprehensive income related to designated derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. For the period ended June 30, 2022, the amount reclassified from accumulated other comprehensive income to income as an increase in interest expense was not material. During the next twelve months, the Company estimates that a gain of $12.0 million will be reclassified to income as a decrease in interest expense as interest payments are made. In addition, a loss of $8.6 million will be reclassified to income as an increase in interest expense in association with the recognition of the initial fair value of the interest rate hedges on the designation date.
From time to time, the Company utilizes derivative instruments for the purposes of hedging future term debt instruments. Since the debt agreements have not yet closed, in order to lock in the terms, the Company made payments for the amount of $8.3 million to be maintained as cash collateral. As of June 30, 2022, this cash collateral is recorded in Other current assets in the Consolidated Balance Sheet.
Note 11. Asset Retirement Obligations
The following table represents the balance of AROs as of June 30, 2022, as well as the additions, settlements and accretion related to the Company's AROs for the period ended June 30, 2022:

Balance as of May 19, 2022	$29,383,847
Revisions in estimates for current obligations	—
Asset retirement obligation settled during current period	—
Asset retirement obligation incurred during current period	887,891
Accretion expense	64,509
Balance as of June 30, 2022	$30,336,247
As of June 30, 2022, the AROs are recorded in Other noncurrent liabilities in the Consolidated Balance Sheet.
Note 12. Commitments and Contingencies
Legal Proceedings
The Company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. As of June 30, 2022, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company.
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of June 30, 2022, the Company has provided the requisite security for these agreements in the form of a standby letter of credit of $93.6 million. As of June 30, 2022, no amounts had been drawn under these letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from March 2023 through January 2057.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $297.1 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2022 into 2024. In addition, pursuant to various membership interest purchase agreements to which the Company via its subsidiaries are a party, the Company has committed an outstanding balance of approximately $1.0 billion to complete the closing pursuant to all conditions being met under the membership interest purchase agreements as of June 30, 2022. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. For the period ended June 30, 2022, the Company was in compliance with all agreed upon delivery quantities.
Renewable Energy Credit Commitments
The Company enters into two different types of forward sales agreements. The first type of forward sales agreement is to sell 100% of the RECs produced by certain renewable energy systems. Total REC sales will depend on total production at each renewable energy system. The second type of forward sales agreement is to sell a specified number of RECs at fixed prices during specific periods between 2022 through 2035. As of June 30, 2022, the Company's commitments with third parties under REC sales contracts are as follows:

Number of RECs
2022	85,825
2023	172,726
2024	166,946
2025	50,389
2026	46,292
Thereafter	149,432
Total	671,610
Leases
Agreements to lease assets are evaluated at inception to determine whether they represent capital or operating leases. The Company has determined its site leases represent operating leases and accordingly minimum rental expense is recognized on a straight-line basis over the lease term beginning with the lease commencement date. Refer to Note 8. Leases for further discussion of the Company’s operating lease obligations.
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures which are governed by agreements to which certain of the Company's subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $370.8 million as of June 30, 2022. As of June 30, 2022, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
Refer to Note 1. Organization and Operations of the Company, Note 8. Leases and Note 14. Related Parties for an additional discussion of the Company’s commitments and contingencies.
Note 13. Variable Interest Entities
As described in Note 2. Significant Accounting Policies, the Company assesses entities for consolidation in accordance with ASC 810 and consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary.
The Company through various wholly-owned subsidiaries, is the managing member in 13 tax equity partnerships, where the other members are third-party investors ("Tax Equity Investors") under tax equity financing facilities. Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Refer to Note 16. Noncontrolling Interests and Redeemable Noncontrolling Interests for further discussion. These entities generate income through renewable energy and sustainable development projects primarily within North America. The entities represent a diversified portfolio of income-producing renewable energy power facilities that sell long-term electricity contracts to offtakers with high credit quality, such as utilities, municipalities, and corporations. The Company has determined that these tax equity partnerships are VIEs. Additionally, through its role as managing member of these VIEs, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. In addition, the Company has the obligation to absorb losses or the right to receive benefits that could potentially be more than insignificant to the VIEs.
As of June 30, 2022, the Company consolidated each tax equity partnership for which it is the managing member and considered the primary beneficiary. The assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.0 billion and $122.7 million, respectively, at June 30, 2022. The assets largely consisted of property, plant and equipment, and the liabilities primarily consisted of the out-of-market contracts.
In October 2020, GDEV was launched to make private equity and development capital investments in the sustainable infrastructure industry. Prior to the Acquisition, GREC made a direct equity investment in GDEV. As the initial investor, GREC was awarded a 10.00% carried interest participation in GDEV GP, GDEV and Greenbacker Development Opportunities Fund I (B), LP’s (“GDEV B”) general partner. The amended and restated limited partnership agreements of GDEV and GDEV B provide for a 20.00% carried interest over an 8.00% hurdle, subject to side letter agreements. On May 19, 2022, in conjunction with the Acquisition and specifically the acquisition of a 75.00% equity interest in GDEV GP, the Company assumed GDEV GP's additional commitment to GDEV and gained control over GDEV GP. Additionally, the Company through

GDEV GP’s role as general partner of GDEV, assumed operational control over GDEV. As a result, the Company has determined that GDEV is a VIE. Prior to the transaction, GREC had an equity interest of approximately 7.37% in GDEV (fair value of approximately $3.8 million as of May 19, 2022). As a result of the acquisition of 75.00% of the equity interests in GDEV GP, the Company acquired an additional 2.80% equity interest in GDEV (fair value of approximately $1.4 million as of May 19, 2022). As of June 30, 2022, GDEV GP held 2.76% of the interests in GDEV, and GREC held 7.35% of the interests in GDEV. Additionally, certain officers and other members of management of the Company had prior to the Acquisition and still have an aggregate equity interest of less than 1.00% in GDEV, and an employee of the Company holds the remaining 25.00% of the equity interest in GDEV GP. As a result of GDEV GP’s control over GDEV, in combination with the resulting equity interest the Company and its officers and management now has in GDEV, the Company has determined that it is the primary beneficiary of GDEV. As a result, the results of operations of GDEV are consolidated. Refer to Note 16. Noncontrolling Interests and Redeemable Noncontrolling Interests for further discussion.
As previously discussed in Note 2. Significant Accounting Policies, GDEV presents its stand-alone financial statements in accordance with ASC 946. In accordance with ASC 946, when a company that follows ASC 946 is consolidated into financial statements of a company that does not follow ASC 946, the results of operations and statement of position of the investment company shall continue to be presented in accordance with ASC 946. As such, the results of operations and statement of position of GDEV are consolidated but are presented in accordance with ASC 946.
On March 3, 2022, GDEV GP and other limited partners entered into an amended and restated limited partnership agreement to form GDEV B, which is a parallel fund to GDEV. In accordance with the partnership agreement, GDEV and GDEV B operate in the same manner as if GDEV and GDEV B were a single partnership and all the equity holders of both entities fund the respective entities in the same manner as if the entities were a single partnership. GDEV GP is also the general partner of GDEV B and, as such, has control over the operations of GDEV B, which mirror the activities of GDEV. Neither the Company nor the GDEV GP have a direct financial interest in or are required to provide direct financial interest in GDEV B. As a result, the Company has determined that GDEV B is not a VIE, and therefore, it is not consolidated.
The assets and liabilities of GDEV totaled approximately $54.4 million and $0.2 million, respectively, as of June 30, 2022. The assets primarily consisted of GDEV's investments, as discussed above in Note 5. Fair Value Measurements and Investments.

Note 14. Related Parties
The related party disclosures as included herein reflect such matters as of May 19, 2022 and prospectively. Certain of the related party agreements and transactions were impacted by the Acquisition and are detailed in Note 5. Related Party Agreements and Transaction Agreements as included in the Notes to the Consolidated Financial Statements as prepared under the Investment Basis.
Immediately prior to the closing of the Acquisition on May 19, 2022, GCM owned 23,601 Class A shares and 2,776 Class P-D shares. In connection with the Acquisition, all Class A shares and Class P-D shares held by GCM were forfeited, retired and cancelled. The forfeiture, retirement, and cancellation of the shares held by GCM for $0.2 million is reflected in Other capital activity on the Consolidated Statement of Redeemable Noncontrolling Interests and Equity.
Modified Special Unit
In accordance with the terms of the Fourth Amended and Restated Limited Liability Company Operating Agreement of the Company (the “Fourth Operating Agreement”), GREC Advisors, LLC, a wholly owned subsidiary of GCM (the “Special Unitholder”), was the holder of a special unit of membership interest in the Company (the “Special Unit”), which, prior to the completion of the Acquisition, entitled it to receive the Performance Participation Fee and Liquidation Performance Participation Fee, each as described in detail in Note 5. Related Party Agreements and Transaction Agreements as included in the Notes to the Consolidated Financial Statements as prepared under the Investment Basis.
Prior to the Acquisition, under the Fourth Operating Agreement, the “Liquidation Performance Participation Fee” payable to the Special Unitholder was equal to 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital was defined as the Company's net asset value (“NAV”) immediately prior to the time of a liquidation or a listing. In the event of any liquidity event that involved a listing of the Company's shares, or a transaction in which the Company’s members received shares of a company that was listed, on a national securities exchange, the Liquidation Performance Participation Fee would have been equal to 20.0% of the amount, if any, by which the Company's listing value following such liquidity event exceeded the adjusted capital, as calculated immediately prior to such listing (the “Listing Premium”). Any such Listing Premium and related Liquidation Performance

Participation Fee would be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.
Following the Acquisition, under the Fifth Amended and Restated Limited Liability Company Operating Agreement of the Company (the "Fifth Operating Agreement"), the “Liquidation Performance Participation Distribution” is payable to GB Liquidation Performance Holder LLC (the “LPU Holder”) upon the same terms described above with the exception that amounts that may be earned upon the occurrence of a listing of the Company’s shares (or a transaction in which the Company’s members receive shares of a company that is listed) on a national securities exchange are no longer payable in cash, but only in additional Class P-I shares, which will be valued for such purpose at their then fair market value as determined in accordance with the terms of the Fifth Operating Agreement at the time of such listing. In the case of a liquidation of the Company, amounts payable may be paid in additional shares of the Company, other securities and/or cash. Refer to Note 17. Members' Equity for additional details on the Liquidation Performance Unit.
Transition Services Agreement
In connection with the Acquisition, Group LLC and certain other parties (together, the “Service Recipients”) entered into a transition services agreement with Greenbacker Administration (the “Transition Services Agreement”), pursuant to which Greenbacker Administration is providing certain financial and corporate recordkeeping services to the Service Recipients until the earlier of December 31, 2023 (or December 31, 2026 in the case of one of the Service Recipients), such time as the parties terminate the services arrangement, or one month after such Service Recipient has been liquidated and dissolved. The Service Recipients shall be required to pay a fee of $200 per hour per person performing the services it receives under the Transition Services Agreement. The impact of the Transition Services Agreement to the Consolidated Financial Statements for the period ended June 30, 2022 was not material.
Registration Rights Agreement
In connection with the Acquisition, the Company, GREC, Group LLC and the LPU Holder entered into a customary registration rights agreement (the “Registration Rights Agreement”), pursuant to which GREC has agreed to use commercially reasonable efforts to prepare and file with the Securities and Exchange Commission not later than 12 months from the beginning of the first full calendar month following completion of an initial public offering by GREC a shelf registration statement relating to the resale of shares of common stock of GREC that may in the future be held by Group LLC, the LPU Holder and/or their respective members to the extent their shares of the Company are repurchased, redeemed, exchanged or converted into shares of common stock of GREC. GREC has agreed to pay customary registration expenses and to provide customary indemnification in connection with the foregoing registration rights.
Executive Protection Plan
In connection with the closing of the Acquisition, each of Mr. Charles Wheeler and Mr. David Sher terminated their employment agreements with Group LLC, and such employment agreement was superseded by offer letters from GREC and participation in the GREC Executive Protection Plan.
GCM Managed Funds
Prior to the Acquisition, GCM served as the external advisor of five investment entities - the Company, GDEV, Greenbacker Renewable Opportunity Zone Fund LLC ("GROZ"), GDEV B, and Greenbacker Renewable Energy Company II, LLC ("GREC II"). The Advisory Agreement between GCM and the Company was terminated in connection with the Acquisition. However, the Company continues to provide investment management services to GROZ, GDEV, GDEV B, and GREC II as a result of the acquisition of GCM. As a result, the Company began to record Investment Management revenue on the Consolidated Statement of Operations. As a result of the Company consolidating GDEV, $0.2 million of management fee revenue earned under the advisory agreement with GDEV is considered intercompany revenue and is therefore eliminated in consolidation. Management fee revenue earned under the advisory agreement with GDEV B is not considered intercompany revenue, is not eliminated in consolidation, and is more fully described below.
Base management fees under GCM's advisory fee agreement with GROZ are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital for GROZ. During the period ended June 30, 2022, the Company earned $34.3 thousand in management fees from GROZ, which is included in Investment Management revenue on the Consolidated Statement of Operations. The management fees earned are payable monthly, in arrears. As of June 30, 2022, the Company was owed $0.1 million in management fees from GROZ, which is included in Accounts receivable on the Consolidated Balance Sheet.

The Company is also eligible to receive certain performance-based incentive fee distributions from GROZ, including upon liquidation of GROZ, subject to certain distribution thresholds as defined in the amended and restated limited liability company operating agreement of GROZ. The Company did not recognize any revenue related to GROZ incentive fee distributions during the period ended June 30, 2022.
Base management fees under GCM's advisory agreement with GDEV B dated March 3, 2022, are calculated as follows. For the period from March 3, 2022 through the date on which the Commitment Period ends (as defined in the GDEV B amended and restated limited partnership agreement), the management fee is calculated at an annual rate of 2.00% of the aggregate capital commitments to GDEV B. Beginning on the date following the date on which the Commitment Period terminates, the management fee is calculated at an annual rate of 2.00% of the aggregate cost basis of all portfolio securities of GDEV B. The management fees earned are payable quarterly, in advance. During the period ended June 30, 2022, the Company earned $58.3 thousand in management fees from GDEV B, which is included in Investment Management revenue on the Consolidated Statement of Operations. As of June 30, 2022, the Company was owed $0.2 million in management fees from GDEV B, which is included in Accounts receivable on the Consolidated Balance Sheet.
Base management fees under GCM's advisory fee agreement with GREC II are to be calculated at a monthly rate of 1.25% annually of the aggregate net asset value ("NAV") of the net assets attributable to Class F shares of GREC II plus an annual percentage of the aggregate NAV of the net assets attributable to Class I, Class D, Class T, and Class S shares in accordance with the following schedule:

Aggregate NAV (Class I, Class D, Class T, and Class S shares)	Management Fee
On NAV up to and including $1,500,000,000	1.75% (0.15% monthly)
On NAV in excess of $1,500,000,000	1.50% (0.13% monthly)
Due to GREC II's early stage of development, the Company did not earn any management fees under the advisory agreement during the period ended June 30, 2022.
The Company is also eligible to receive certain performance-based incentive fee distributions from GREC II, including upon liquidation of GREC II, subject to certain distribution thresholds as defined in the advisory agreement between GCM and GREC II. The Company did not recognize any revenue related to GREC II incentive fee distributions during the period ended June 30, 2022.
Other Related Party Transactions
The Company entered into secured loans to finance the purchase and installation of energy-efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). Certain of the loans with LED Funding LLC, an AEC Company, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own a direct, noncontrolling ownership interest in the Company. The loans between the AEC Companies and the Company, and the subsequent leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of June 30, 2022, the Company was owed $0.1 million in lease payments from AEC Companies, which is included in Accounts receivable on the Consolidated Balance Sheet. As of June 30, 2022, the principal balance of the loan receivable was $0.3 million, which is included in Other noncurrent assets on the Consolidated Balance Sheet, and interest receivable was not material. Payments received on the operating leases and the loan receivable during the period ended June 30, 2022 were not material.
Note 15. Income Taxes
The Company conducts most of its operations through GREC, its taxable wholly owned subsidiary. The Company’s consolidated income tax provision consists of the following:

Period ended June 30, 2022
Federal	$155,241
State	416,673
Foreign	10,630
Deferred provision for income taxes	$582,544

The principal differences between the Company's effective tax rate on operations and the U.S. federal statutory income tax rate as of June 30, 2022 are as follows:

	2022	Percentage
Tax (benefit) at statutory U.S. federal income tax rate	$(1,199,969)	21.0%
State income taxes, net of federal benefit	329,798	(5.8)%
Noncontrolling interest	1,728,770	(30.3)%
Share-based compensation	280,240	(4.9)%
Transaction costs	287,348	(5.0)%
Federal tax credits	(856,280)	15.0%
Permanent differences (GREC LLC and other - net)	12,637	(0.2)%
Actual provision (benefit) for income taxes	$582,544	(10.2)%
Deferred tax assets (liabilities) have been classified on the accompanying Consolidated Balance Sheet as of June 30, 2022 as follows:

2022
Net operating losses	$80,206,958
Federal tax credits	14,739,802
Asset retirement obligations	3,690,054
Disallowed interest	2,506,805
Other	208,888
Total deferred tax assets	101,352,507
Less: Valuation allowance	(1,512,356)
Deferred tax assets, net of valuation allowance	$99,840,151

Investments in flow-through entities taxed as partnerships	$(47,939,783)
Derivative assets	(35,232,063)
Property, plant and equipment	(18,185,831)
Intangibles	(59,282,670)
Long-term debt	(3,716,983)
Total deferred tax liabilities	$(164,357,330)
Deferred tax liabilities, net	$(64,517,179)
The Company’s net deferred tax liability of $64.5 million consists of a deferred tax liability of $66.2 million offset by a deferred tax asset of $1.7 million, which are recorded to Deferred tax liabilities, net and Other noncurrent assets, respectively, on the Consolidated Balance Sheet.
As of June 30, 2022, the Company has federal net operating loss carry-forwards of approximately $301.4 million. Approximately $251.9 million of the carry-forward is indefinite lived with the remaining $49.5 million expiring in 2034 through 2037. Federal tax credit carryforwards are approximately $14.7 million and expire in 2035 through 2042.
State net operating loss carryforwards total approximately $306.4 million. Approximately $43.6 million of the net operating loss carry-forward is indefinite lived with the remaining $262.8 million expiring in 2022 through 2042 with earlier years expirations reserved by a valuation allowance.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2022, management has applied a partial valuation allowance of $1.5 million against the deferred tax assets resulting from certain state net operating loss carryforwards where it is more likely than not that they will not be utilized during their carryforward period.
Federal and state statutes of limitations are generally open for all years in which the Company has generated net operating losses, the earliest of which is the year ended December 31, 2014.

Note 16. Noncontrolling Interests and Redeemable Noncontrolling Interests
NCI represents the portion of net assets in consolidated subsidiaries that are not attributable, directly, or indirectly, to the Company. For accounting purposes, the holders of NCI of consolidated subsidiaries of the Company include Tax Equity Investors under the tax equity financing facilities as well as the NCI in GDEV GP, which is held by an employee of the Company, and GDEV, which NCI is held by other limited partners of the partnership.
Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the Tax Equity Investors achieve their agreed-upon rate of return, they are entitled to a portion of the applicable project’s operating cash flow, as well as substantially all of the project’s investment tax credits, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the Tax Equity Investors reach their target return between five and 10 years after the applicable project achieves commercial operation. The Company has determined that the contractual arrangements with Tax Equity Investors represent substantive profit-sharing arrangements and that income or loss should be attributed to these NCIs in each period using a balance sheet approach referred to as the HLBV method. As of June 30, 2022, RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value was $2.0 million, and nonredeemable NCI attributable to Tax Equity Investors was $68.3 million. Net income (loss) attributable to noncontrolling interests for Tax Equity Investors was $(9.5) million for the period from May 19, 2022 through June 30, 2022. For the period from May 19, 2022 through June 30, 2022, contributions from Tax Equity Investors net of syndication costs totaled $8.5 million, all of which was received in the period, and distributions to Tax Equity Investors totaled $3.4 million, of which $1.2 million was paid in the period.
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of June 30, 2022, the NCI attributable to the GDEV GP was $0.6 million. Net income (loss) attributable to noncontrolling interests at GDEV GP for the period from May 19, 2022 through June 30, 2022 was not material.
The noncontrolling interests in GDEV represents the component of equity held by limited partners, excluding the equity held by the Company. The portion of the net investment gains (losses) of GDEV attributable to the limited partner investors is allocated to noncontrolling interests. As of June 30, 2022, the NCI attributable to GDEV's limited partners was $48.1 million. Net income (loss) attributable to noncontrolling interests at GDEV was $1.2 million for the period from May 19, 2022 through June 30, 2022. For the period from May 19, 2022 through June 30, 2022, contributions from the GDEV limited partners totaled $4.1 million, of which $0.6 million was received in the period, and distributions to the limited partners totaled $2.6 million, all of which were paid in the period.
As of June 30, 2022, NCI attributable to other noncontrolling interest was $0.2 million.

Note 17. Members' Equity

General
Pursuant to the terms of the Fifth Operating Agreement, the Company may issue up to 400,000,000 shares, 350,000,000 of which shares are currently designated as Class A, C, I, P-A, P-D, P-S, P-T, P-I shares and Earnout Shares (collectively, common shares), and 50,000,000 are designated as preferred shares. Except as described below, each class of common shares will have the same voting rights and rights to participate in distributions payable by the Company.
In connection with the Acquisition, the Company issued 13,071,153 newly designated Earnout Shares to Group LLC pursuant to a certificate of share designation of Class EO common shares of the Company (the “Certificate of Designation”). Earnout Shares are divided into three separate series, designated as “Tranche 1 Earnout Shares,” “Tranche 2 Earnout Shares,” and “Tranche 3 Earnout Shares,” and are comprised of 4,357,051 Tranche 1 Earnout Shares, 4,357,051 Tranche 2 Earnout Shares, and 4,357,051 Tranche 3 Earnout Shares. Each separate series of Earnout Shares initially do not have the right to participate in any distributions paid by the Company. However, upon the achievement of separate benchmark targets applicable to each series in accordance with the terms of the Certificate of Designation, or upon the occurrence of certain liquidity events, each series of Earnout Shares can become “Participating Earnout Shares” and will become entitled to priority allocations of profits and increases in value from the Company, and will (i) have equivalent economic and other rights as the Class P-I shares of the Company, (ii) vote together as a single class with the Class P-I shares on all matters submitted to holders of Class P-I shares generally, (iii) not have separate voting rights on any matters (other than amendments to the terms of the Participating Earnout Shares that affect such Participating Earnout Shares adversely and in a manner that is different from the terms of the Class P-I shares), and (iv) have the right to participate in all distributions payable by the Company, as if they were, and on a pari passu basis with, the Class P-I shares for all purposes set forth in the Fifth Operating Agreement. Prior to the satisfaction of these targets, Earnout Shares will not be entitled to (x) vote with other shares on matters submitted to the holders of shares generally or (y) receive any distributions made to any other holders of shares (and will not be entitled to any accrual of distributions prior to achieving the targets described in the Certificate of Designation).
In connection with the Acquisition, Group LLC received consideration of 24,365,133 Class P-I shares and 13,071,153 Earnout Shares. Holders of the Class P-I shares or Earnout Shares issued pursuant to the Contribution Agreement will not be permitted to sell or transfer the Class P-I shares or Earnout Shares for twelve months after the closing date of the Acquisition.
As of March 17, 2022, the Company is closed to new equity capital and is no longer offering shares except pursuant to the DRP. The Company also offers an SRP pursuant to which quarterly share repurchases are conducted to allow shareholders to sell shares back to the Company.
The following table is a summary of the shares issued and repurchased during the period and outstanding as of June 30, 2022:

	Shares Outstanding as of May 19, 2022	Shares Issued to Complete the Acquisition	Other Capital Activity	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Outstanding as of June 30, 2022
Class A	16,626,973	—	(23,601)	70,280	(120,655)	16,552,997
Class C	2,766,760	—	—	15,592	(115,608)	2,666,744
Class I	6,445,062	—	—	39,522	(57,113)	6,427,471
Class P-A	794,193	—	—	5,477	—	799,670
Class P-I	103,334,227	24,365,133	14,776	201,477	(143,409)	127,772,204
Class P-D	198,948	—	(2,776)	207	(5,436)	190,943
Class P-S	47,047,838	—		117,298	(134,569)	47,030,567
Class P-T	241,447	—	—	957	—	242,404
Total	177,455,448	24,365,133	(11,601)	450,810	(576,790)	201,683,000
As of June 30, 2022, none of the Company’s preferred shares were issued and outstanding.
The Fifth Operating Agreement authorizes the Company's Board of Directors, without approval of any of the members, to increase the number of shares the Company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the Company's Board of Directors. The Fifth Operating Agreement also authorizes the Company's Board of Directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the Company's Board of Directors. In addition, the Company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares.
Distribution Reinvestment Plan
The Company adopted a DRP through which the Company’s Class A, C and I shareholders could elect to purchase additional shares with distributions from the Company rather than receiving the cash distributions. The DRP was amended as of February 1, 2021 to include all share classes. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the Company's prior public and private offerings. As of November 30, 2020, pursuant to the Company's Registration Statement on Form S-3D (File No. 333-251021), it is offering up to $20.0 million in Class A, C and I shares to its existing shareholders pursuant to the DRP. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares issued pursuant to the DRP except for distribution fees on Class C, P-S and P-T shares. At its discretion, the Board of Directors may amend, suspend or terminate the DRP. The Board of Directors may also modify or waive the terms of the DRP with respect to certain or all shareholders, in its discretion, to be in the best interests of the Company. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.
As of June 30, 2022, the Company issued 2,646,318 Class A shares, 456,256 Class C shares, 1,269,925 Class I shares, 32,509 Class P-A shares, 983,666 Class P-I shares, 1,750 Class P-D shares, 599,353 Class P-S shares, and 5,280 Class P-T shares for a total of 5,995,057 aggregate shares issued under the DRP.

Share Repurchase Program
The Company offers an SRP pursuant to which quarterly share repurchases are conducted to allow members to sell shares back to the Company at a price equal to the then current monthly share value for that class of shares.
The SRP includes numerous restrictions that will limit a shareholder’s ability to sell shares. At the sole discretion of the Board of Directors, the Company may also use cash on hand (including the proceeds from the issuance of new shares), cash available from borrowings or other external financing sources and cash from liquidation of investments to repurchase shares.
A shareholders’ right to purchase is subject to the availability of funds and the other provisions of the SRP. Additionally, a member must hold his or her shares for a minimum of one year before he or she can participate in the SRP, subject to any of the following special circumstances: (i) the written request of the estate, heir or beneficiary or a deceased shareholder; (ii) a qualifying disability of the shareholder for a non-temporary period of time provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; (iii) a determination of incompetence of the shareholder by a state or federal court located in the United States; or (iv) as determined by the Board of Directors, in their discretion, to be in the interests of the Company. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.
Effective September 1, 2020, the Company, through approval by its Board of Directors, adopted an amended share repurchase program, pursuant to which the Company will conduct quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the Company. The quarterly share repurchases limits for the Company’s new share repurchase program are set forth below.

Quarter Ending	Share Repurchase Limit(s)
September 30, 2021, and each quarter thereafter	During any 12-month period, 20.00% of the weighted average number of outstanding shares
During any fiscal quarter, 5.00% of the weighted average number of shares outstanding in the prior four fiscal quarters
The Company has received an order for the SRP from the SEC under Rule 102(a) of Regulation M under the Exchange Act. In addition, the SRP is substantially similar to repurchase programs for which the SEC has stated it will not recommend enforcement action under Rule 13e-4 and Regulation 14E under the Exchange Act.
Liquidation Performance Unit
In connection with the Acquisition, the Company issued a new Liquidation Performance Unit (the “LPU”) to the LPU Holder to replace the Special Unit previously issued to GCM. The Special Unit was contributed in connection with and immediately prior to the Acquisition from Group LLC, and therefore, was cancelled and terminated. The LPU Holder was formed on May 19, 2022 with the sole purpose of holding the LPU and is a wholly owned subsidiary of Group LLC.
Upon an initial public offering of GREC (the “Listing”) or the liquidation of the Company, LPU Holder shall be entitled to the Liquidation Performance Participation Distribution, the value and character of which is determined as follows:
a.if the Liquidation Performance Participation Distribution is payable as a result of a liquidation, the Liquidation Performance Participation Distribution will equal 20.00% of the net proceeds from the liquidation remaining after the other members of the Company have received their share of net proceeds; or
b.if the Liquidation Performance Participation Distribution is payable as a result of a Listing, the Liquidation Performance Participation Distribution will equal 20.00% of any premium the Company receives from the Listing. Additionally, the Liquidation Performance Participation Distribution shall be payable by converting the LPU into a number of newly issued Class P-I shares equal to the Liquidation Performance Participation Distribution divided by the Class P-I share value as of the first month end following the 30th trading day following such an IPO.
Since none of the events that would trigger the Liquidation Performance Participation Distribution was considered probable to occur, no liability was recognized related to the LPU as of June 30, 2022.
Additionally, certain employees of the Company received profits interest units from the LPU Holder in exchange for employment services. Since LPU Holder does not have any other operations or assets, the distribution an employee grantee shall receive from these profits interest units is the equivalent of the Liquidation Performance Participation Distribution the Company shall make to the LPU Holder. The Company has determined that the profits interest units do not represent a substantive class of the Company’s equity, and therefore, shall account for the potential distribution to employees as a payable in accordance with ASC 710. Since none of the events that would trigger the distribution was considered probable to occur, no liability was recognized as of June 30, 2022, and no compensation expenses was recognized for the period ended June 30, 2022.
Distributions
On the last business day of each month, with the authorization of the board of directors of the Company (the “Board of Directors”), the Company declares distributions on each outstanding Class A, C, I, P-A, P-I, P-D, P-T and P-S shares. These distributions are calculated based on shareholders of record for each day in amounts equal to that exhibited in the table below based upon distribution period and class of share.

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—
1-Dec-20	30-Jun-22	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158
On the last business day of each month, with the authorization of the Company’s Board of Directors, the Company declares distributions on each outstanding Class A, C, I, P-A, P-I, P-D, P-T and P-S shares. The following table reflects the distributions declared during the period ended June 30, 2022:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
June 1, 2022	$6,954,111	$2,020,049	$8,974,160
July 1, 2022	7,344,811	1,889,655	9,234,466
Total	$14,298,922	$3,909,704	$18,208,626
All distributions paid for the period ended June 30, 2022 are expected to be reported as a return of capital to members for tax reporting purposes.
Cash distributions for the period ended June 30, 2022 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s change in acquisition strategy to include a greater number of pre-operational assets that are not yet generating cash from operations, a significant amount of distributions will continue to be funded from other external financing sources.
Note 18. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period.
The following table reconciles the numerator and the denominator used to calculate basic earnings per share:

Period ended June 30, 2022
Numerator
Net income attributable to Greenbacker Renewable Energy Company LLC	$1,935,556

Denominator
Weighted average shares, basic	201,992,520

Net income attributable to Greenbacker Renewable Energy Company LLC
Basic	$0.01
Note 19. Segment Reporting
The Company determines its operating segments and reports segment information in accordance with how the Company’s CODM allocates resources and assesses performance. The Company’s CODM is its Chief Executive Officer. The Company’s operating segments are aggregated into two reportable segments described below.
•Independent Power Producer (“IPP”) – The IPP business represents the active management and operations of the Company's fleet of renewable energy projects, including those in late-stage development and under construction. The Company's renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as RECs. In certain cases the Company also serves as a minority member in renewable energy projects where it does not actively manage and operate the project but receives periodic dividends. The Company also provides loans to developers for the construction of renewable energy and energy efficiency projects as an incremental revenue stream for IPP.
The IPP business includes the direct costs to operate the Company's fleet, including costs such as operations and maintenance, repairs, and other costs incurred at the project / site level. Additionally, the Company employs a dedicated team of technical asset managers as well as a construction team to oversee the development and operations of our fleet. Such costs are recorded as Direct operating costs for IPP.
The IPP business also includes the allocable portion of the Company’s General and administrative expenses, which represents overhead functions such as: finance and accounting, legal, information technology, human resources and other general functions that support the operations of IPP.
•Investment Management (“IM”) – The IM business represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act. The IM business will also include administrative services provided by Greenbacker Administration for managed funds in the renewable energy industry as an additional revenue stream.
The Company's IM business includes the direct costs incurred for the investment management services for managed funds and other marketing and investor relation services. This includes the costs to raise and deploy capital for such funds. Such costs are recorded as Direct operating costs for IM.
The IM business also includes the allocable portion of the Company’s General and administrative expenses, which represents overhead functions such as: finance and accounting, legal, information technology, human resources and other general functions that support the operations of IM.
The following table presents the Company’s reportable segment financial results:

Period ended June 30, 2022
Energy revenue	$19,744,070
Other revenue	1,499,477
Contract amortization, net	(1,837,719)
Total IPP revenue	$19,405,828

Investment Management revenue	$209,040

The Company's CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vi) share-based compensation; (vii) other non-recurring costs that are unrelated to the continuing operations of the Company's segments; and (viii) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments. See “Non-GAAP Financial Measures” Item 2 for additional discussion on Segment Adjusted EBITDA.
The following table reconciles total Segment Adjusted EBITDA to Net income attributable to Greenbacker Renewable Energy Company LLC:

Period ended June 30, 2022
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$11,797,960
IM Adjusted EBITDA	(740,391)
Total Segment Adjusted EBITDA	$11,057,569

Reconciliation:
Total Segment Adjusted EBITDA	$11,057,569
Unallocated corporate expenses	(3,058,258)
Total Adjusted EBITDA	7,999,311

Less:
Share-based compensation expense	1,334,474
Non-recurring professional fees associated with the Acquisition and change in status	1,757,162
Depreciation, amortization and accretion(1)	8,019,612
Operating loss	(3,111,937)

Interest expense, net	(2,753,708)
Net unrealized gain on investments	512,058
Other expense	(360,551)
Net loss before income taxes	(5,714,138)

Provision for income taxes	(582,544)
Net loss	(6,296,682)

Less: Net loss attributable to noncontrolling interests	(8,232,238)
Net income attributable to Greenbacker Renewable Energy Company LLC	$1,935,556
(1)Includes contract amortization, net in the amount of $1.8 million which is included in Contract amortization, net on the Consolidated Statement of Operations.
Assets are not allocated to the Company’s segments for internal reporting purposes.
Note 20. Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no subsequent events requiring adjustment or disclosure in the Consolidated Financial Statements, except as described below.
Changes in Key Personnel
On July 18, 2022, Richard C. Butt resigned from his role as Chief Financial Officer, Secretary and Treasurer of Company, effective July 31, 2022. Mr. Butt’s resignation was not the result of any disagreement with the Company.

On July 18, 2022, the Board of Directors appointed Spencer Mash as Chief Financial Officer, Secretary and Treasurer of the Company, effective August 1, 2022.
On July 18, 2022, the Board of Directors appointed Michael Landenberger as Chief Accounting Officer of the Company, effective August 1, 2022. Mr. Landenberger will also serve as the Company’s principal financial officer with primary responsibility for the Company’s financial reporting, oversight of internal controls, and for purposes of the required certifications under Section 302 and Section 906 of Sarbanes-Oxley Act of 2002.
Tax equity fundings
On July 29, 2022, the Company entered into a new tax equity partnership where the Tax Equity Investors provided contributions of $2.2 million.
During the period from July 1, 2022 through November 18, 2022, Tax Equity Investors provided contributions totaling $44.1 million related to existing tax equity partnerships during the period.
Debt facilities
On July 26, 2022, the Company entered into a new debt facility that included construction and ITC bridge loans with total available borrowing capacity of $93.7 million, and $79.7 million, respectively. On the closing date, the Company drew $65.5 million and $14.2 million under the construction and ITC bridge loans, respectively. The Company elected a SOFR of 1.1% (construction loan margin of 1.0% and SOFR index adjustment of 0.1%).
On July 20, 2022 and August 17, 2022, the Company made additional draws on existing debt of $56.9 million and $28.1 million, respectively, which were the final draws for those respective loans.
On November 1, 2022, the Company entered into a new debt facility with a total available borrowing capacity of $50.5 million and took its first draw against the loan in the amount of $19.8 million. The debt is a term loan whereby the Company pays interest at a rate equal to the SOFR plus 1.3%.
On November 4, 2022, the Company made an additional draw on an existing debt facility of $32.5 million.
Notes receivable
In July 2022, the Company entered into an equipment supply loan financing agreement with a total available borrowing base of $18.0 million with OYA Renewables Construction Holdings 2 LLC. The loan bears an interest rate of 9% and matures on December 30, 2022. In July 2022, the Company advanced $7.9 million. In November 2022, the Company advanced a second installment of $9.9 million.
On October 14, 2022, all remaining obligations under the financing agreement between Chaberton Acquisition Holdings, LLC and the Company were received in full. The final payoff amount totaled $8.3 million.
GDEV
On August 22, 2022, GDEV had a capital call of $19.4 million.
During the period from July 1, 2022 through November 18, 2022, GDEV made additional investments of $26.8 million.
On November 18, 2022, GREC sold its LP interest in GDEV, which was acquired prior to the Acquisition, representing a commitment of $7.5 million of which $5.1 million has been funded, to a third party investor for consideration of $5.7 million. The Company does not expect to realize a material gain or loss associated with the sale. Additionally, the Company is currently evaluating the impact that the sale will have on the Company’s determination that it is the primary beneficiary of GDEV, therefore consolidating the results of operations of GDEV. The GDEV GP’s investment in and other contractual arrangements with GDEV were not impacted by the sale.

Consolidated Financial Statements (Investment Basis)
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

December 31, 2021

Assets
Investments in controlled/affiliated portfolios, at fair value (cost $1,191,393,635)	$1,335,063,419
Investments in non-controlled/non-affiliated portfolios, at fair value (cost of $33,286,139)	33,286,139
Investments in money market funds, at fair value (cost of $67,392,443)	67,392,443
Cash and cash equivalents	92,179,779
Restricted cash	29,683,613
Shareholder contribution receivable	2,052,750
Dividend receivable	10,481,202
Investment sales receivable	69,994
Return of capital receivable	654,622
Other assets**	11,695,159
Total assets	$1,582,559,120

Liabilities
Swap contracts, at fair value	$7,501,983
Deferred tax liabilities, net of allowance	26,707,096
Payable for investments purchased	420,594
Term note payable, net of financing costs	79,413,622
Management fee payable	2,271,687
Performance participation fee payable	3,359,269
Accounts payable and accrued expenses	2,915,210
Due to GCM	607,610
Shareholder distributions payable	7,930,813
Payable for repurchases of common shares	7,493,978
Deferred sales commission payable	4,626,626
Total liabilities	$143,248,488

Commitments and contingencies (Note 9. Commitments and Contingencies)

Members' Equity (Net Assets)
Preferred shares, par value, $.001 per share, 50,000,000 authorized; none issued and outstanding	$—
Common shares, par value, $.001 per share, 350,000,000 authorized; 165,387,519 shares issued and outstanding	165,388
Paid-in capital in excess of par value	1,468,107,899
Accumulated (losses)*	(28,962,655)
Total members’ equity	1,439,310,632
Total liabilities and equity	$1,582,559,120

Net assets, Class A (shares outstanding of 16,580,558)	$137,994,947
Net assets, Class C (shares outstanding of 2,741,963)	22,290,310
Net assets, Class I (shares outstanding of 6,449,493)	53,665,823
Net assets, Class P-A (shares outstanding of 783,593)	6,721,670
Net assets, Class P-D (shares outstanding of 198,548)	1,747,603
Net assets, Class P-I (shares outstanding of 92,069,013)	810,046,418
Net assets, Class P-S (shares outstanding of 46,324,757)	404,803,246
Net assets, Class P-T (shares outstanding of 239,594)	2,040,615
Total common members’ equity	$1,439,310,632
*Accumulated deficit, accumulated net realized gain on investments, and accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes, foreign currency translation, and swap contracts are included in accumulated gains (losses).
**     As of December 31, 2021, Other assets includes $5.0 million of cash collateral associated with a derivative instrument.
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the period from April 1, 2022 through May 18, 2022	For the three months ended June 30, 2021	For the period from January 1, 2022 through May 18, 2022	For the six months ended June 30, 2021
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$—	$9,737,275	$12,547,447	$14,989,938
Total investment income from controlled, affiliated investments	$—	$9,737,275	$12,547,447	$14,989,938

Investment income from non-controlled, non-affiliated investments:
Interest income	529,095	969,668	1,279,349	1,915,678
Total investment income	$529,095	$10,706,943	$13,826,796	$16,905,616

Operating expenses:
Management fee expense	3,774,840	5,429,242	10,661,560	9,504,745
Audit and tax expense	310,178	412,454	906,679	995,061
Interest and financing expenses	593,397	737,912	1,313,882	1,460,472
General and administration expenses	1,608	165,519	205,718	339,492
Performance participation fee	—	1,312,309	384,065	1,312,309
Legal expenses	2,184,173	134,405	3,040,571	220,706
Directors fees and expenses	99,368	116,710	568,489	226,190
Transfer agent expense	104,102	154,418	301,362	302,364
Other professional fees expenses	—	—	2,531,932	—
Administrator expenses	2,155,303	—	2,155,303	—
Other expenses *	146,541	838,154	957,177	1,497,664
Total expenses	9,369,510	9,301,123	23,026,738	15,859,003
Net investment (loss) income before taxes	(8,840,415)	1,405,820	(9,199,942)	1,046,613
(Benefit from) income taxes	(1,151,099)	(2,123,117)	(4,315,392)	(3,492,411)
Franchise tax expense	—	126,085	—	126,085
Net investment (loss) income	(7,689,316)	3,402,852	(4,884,550)	4,412,939

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized loss on investments	—	(129,313)	(1,688)	(201,462)
Net change in unrealized appreciation (depreciation) on:
Investments	3,051,960	19,953,676	13,647,821	22,125,124
Foreign currency translation	(41,940)	20,181	(26,172)	40,323
Swap contracts	18,923,682	(1,078,794)	35,266,332	2,660,233
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(4,300,912)	(7,240,450)	(13,223,285)	(10,383,323)
Net increase in net assets attributed to members' equity	$9,943,474	$14,928,152	$30,778,458	$18,653,834

Common share per share information —basic and diluted:
Net investment (loss) income	$(0.04)	$0.03	$(0.03)	$0.04
Net increase in net assets attributed to members' equity	$0.06	$0.13	$0.18	$0.18
Weighted average common shares outstanding	177,311,647	118,813,320	174,129,549	102,466,063
* For the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022, Other expenses includes $0.2 million and $0.7 million of net realized losses on swap contracts, respectively. For the three and six months ended June 30, 2021, Other expenses includes $0.6 million and $1.1 million of net realized losses on swap contracts, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Total members’ equity (net assets)
Balances as of December 31, 2021	165,387,519	$165,388	$1,468,107,899	$(134,628,568)	$18,112,450	$93,893,884	$(98,244)	$(6,242,177)	$1,439,310,632
Proceeds from issuance of common shares, net	11,881,864	11,882	104,561,989	—	—	—	—	—	104,573,871
Issuance of common shares under distribution reinvestment plan	640,432	640	5,551,402	—	—	—	—	—	5,552,042
Repurchases of common shares	(720,146)	(720)	(6,261,773)	—	—	—	—	—	(6,262,493)
Offering costs	—	—	(331,481)	—	—	—	—	—	(331,481)
Deferred sales commissions	—	—	—	(86,975)	—	—	—	—	(86,975)
Shareholder distributions	—	—	—	(23,977,142)	—	—	—	—	(23,977,142)
Net investment income	—	—	—	2,804,766	—	—	—	—	2,804,766
Net realized loss on investments	—	—	—	—	(1,688)	—	—	—	(1,688)
Net change in unrealized appreciation on investments	—	—	—	—	—	10,595,861	—	—	10,595,861
Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	15,768	—	15,768
Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	16,342,650	16,342,650
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(8,922,373)	—	—	(8,922,373)
Balances as of March 31, 2022	177,189,669	$177,190	$1,571,628,036	$(155,887,919)	$18,110,762	$95,567,372	$(82,476)	$10,100,473	$1,539,613,438
Proceeds from issuance of common shares, net	42,935	42	377,699	—	—	—	—	—	377,741
Issuance of common shares under distribution reinvestment plan	222,844	223	1,934,467	—	—	—	—	—	1,934,690
Repurchases of common shares	—	—	—	—	—	—	—	—	—
Offering costs	—	—	101,885	—	—	—	—	—	101,885
Deferred sales commissions	—	—	—	(5,622)	—	—	—	—	(5,622)
Shareholder distributions	—	—	—	(8,225,698)	—	—	—	—	(8,225,698)
Net investment (loss) income	—	—	—	(7,689,316)	—	—	—	—	(7,689,316)
Net change in unrealized appreciation on investments	—	—	—	—	—	3,051,960	—	—	3,051,960
Net change in unrealized (depreciation) on foreign currency translation	—	—	—	—	—	—	(41,940)	—	(41,940)
Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	18,923,682	18,923,682
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(4,300,912)	—	—	(4,300,912)
Balances as of May 18, 2022	177,455,448	$177,455	$1,574,042,087	$(171,808,555)	$18,110,762	$94,318,420	$(124,416)	$29,024,155	$1,543,739,908

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Total members’ equity (net assets)
Balances as of December 31, 2020	62,870,347	$62,870	$550,896,111	$(60,708,055)	$18,141,632	$55,759,375	$(108,971)	$(8,491,103)	$555,551,859
Proceeds from issuance of common shares, net	50,634,032	50,635	455,771,849	—	—	—	—	—	455,822,484
Issuance of common shares under distribution reinvestment plan	181,245	181	1,549,824	—	—	—	—	—	1,550,005
Repurchases of common shares	(490,835)	(491)	(4,298,147)	—	—	—	—	—	(4,298,638)
Offering costs	—	—	(1,513,488)	—	—	—	—	—	(1,513,488)
Deferred sales commissions	—	—	—	(4,024,725)	—	—	—	—	(4,024,725)
Shareholder distributions	—	—	—	(11,952,024)	—	—	—	—	(11,952,024)
Net investment income	—	—	—	1,010,087	—	—	—	—	1,010,087
Net realized loss on investments	—	—	—	—	(72,149)	—	—	—	(72,149)
Net change in unrealized appreciation on investments	—	—	—	—	—	2,171,448	—	—	2,171,448
Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	20,142	—	20,142
Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	3,739,027	3,739,027
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(3,142,873)	—	—	(3,142,873)
Balances as of March 31, 2021	113,194,789	$113,195	$1,002,406,149	$(75,674,717)	$18,069,483	$54,787,950	$(88,829)	$(4,752,076)	$994,861,155
Proceeds from issuance of common shares, net	10,853,534	10,853	96,997,808	—	—	—	—	—	97,008,661
Issuance of common shares under distribution reinvestment plan	278,757	279	2,411,428	—	—	—	—	—	2,411,707
Repurchases of common shares	(734,959)	(735)	(6,475,673)	—	—	—	—	—	(6,476,408)
Offering costs	—	—	(63,180)	—	—	—	—	—	(63,180)
Deferred sales commissions	—	—	—	(128,643)	—	—	—	—	(128,643)
Shareholder distributions	—	—	—	(16,616,550)	—	—	—	—	(16,616,550)
Net investment income	—	—	—	3,402,852	—	—	—	—	3,402,852
Net realized loss on investments	—	—	—	—	(129,313)	—	—	—	(129,313)
Net change in unrealized appreciation on investments	—	—	—	—	—	19,953,676	—	—	19,953,676
Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	20,181	—	20,181
Net change in unrealized depreciation on swap contracts	—	—	—	—	—	—	—	(1,078,794)	(1,078,794)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(7,240,450)	—	—	(7,240,450)
Balances as of June 30, 2021	123,592,121	$123,592	$1,095,276,532	$(89,017,058)	$17,940,170	$67,501,176	$(68,648)	$(5,830,870)	$1,085,924,894
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the period from January 1, 2022 through May 18, 2022	For the six months ended June 30, 2021
Operating activities:
Net increase in net assets from operations	$30,778,458	$18,653,834
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	520,183	468,591
Gross funding of new or existing investments	(339,424,218)	(485,026,711)
Return of capital	210,519,840	107,726,383
Proceeds from principal payments and sales of investments	12,325,274	3,956,869
Sales (purchases) of money market funds, net	52,101,113	(87,582,865)
Net realized loss on investments	1,688	201,462
Net change in unrealized (appreciation) on investments	(13,647,821)	(22,125,124)
Net change in unrealized depreciation (appreciation) on foreign currency translation	26,172	(40,323)
Net change in unrealized (appreciation) on swap contracts	(35,266,332)	(2,660,233)
Deferred tax expense	8,907,893	6,890,913
(Increase) decrease in other assets:
Receivable for investments sold	69,994	4,759,184
Receivable for return of capital	(498,282)	1,011,844
Dividend receivable	(1,319,990)	(1,359,497)
Other assets	821,032	(2,302,982)
Increase (decrease) in other liabilities:
Payable for investments purchased	324,115	(2,381,385)
Management fee payable	(861,491)	760,130
Performance participation fee payable	(2,974,704)	(2,227,743)
Accounts payable and accrued expenses	5,931,893	1,153,519
Net cash (used in) operating activities	(71,665,183)	(460,124,134)

Financing activities:
Paydowns on credit facility and term note	(1,266,578)	(4,093,966)
Proceeds from issuance of common shares, net	105,248,439	558,481,049
Distributions paid	(30,891,000)	(22,344,699)
Offering costs	(809,401)	(333,780)
Deferred sales commission	(660,719)	(307,848)
Repurchases of common shares	(13,756,471)	(10,343,014)
Net cash provided by financing activities	57,864,270	521,057,742

Net (decrease) increase in cash and cash equivalents	(13,800,913)	60,933,608
Cash, cash equivalents and restricted cash, beginning of period	121,863,392	4,675,836
Cash, cash equivalents and restricted cash, end of period	$108,062,479	$65,609,444

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$72,110,606	$35,807,508
Restricted cash	35,951,873	29,801,936
Total cash, cash equivalents and restricted cash	$108,062,479	$65,609,444

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$532,081	$863,837
Shareholder contribution receivable from sale of common shares	$—	$1,191,310
Due to GCM for offering costs	$27,805	$1,244,639
Deferred sales commission payable	$4,058,504	$3,977,395
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2021

Investments in controlled/affiliated portfolios	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets(a)
Limited Liability Company Member Interests in the United States- Not readily marketable

Battery Storage
Pacifica Portfolio (e)			100% Ownership	$11,288,841	$10,747,811	0.7%
Total Battery Storage - 0.7%				$11,288,841	$10,747,811	0.7%

Biomass
Eagle Valley Biomass Portfolio			100% Ownership	$24,533,222	$17,184,912	1.2%
Total Biomass - 1.2%				$24,533,222	$17,184,912	1.2%

Commercial Solar
Celadon Portfolio (e)			100% Ownership or Managing Member, Equity Owner	$165,129,450	$187,410,880	13.0%
GEH Portfolio (e)			100% Ownership or Managing Member, Equity Owner	150,463,205	157,925,117	11.0%
Ponderosa Portfolio (e)			100% Ownership	49,514,975	59,577,751	4.1%
Sego Lily - Solar Portfolio (e)			100% Ownership or Managing Member, Equity Owner	107,621,275	122,272,431	8.5%
Trillium Portfolio			Managing Member, Equity Owner	74,764,309	101,432,185	7.0%
Other Commercial Solar Portfolios (d)(e)			100% Ownership or Managing Member, Equity Owner	250,865,362	302,548,767	21.0%
Total Commercial Solar - 64.6%				$798,358,576	$931,167,131	64.6%

Wind
Sego Lily - Wind Portfolio			Managing Member Equity Owner	$117,410,390	$140,965,616	9.8%
Greenbacker Wind Holdings II Portfolio			100% Ownership or Managing Member, Equity Owner	62,787,210	62,272,198	4.3%
Greenbacker Wind - HoldCo Portfolio			100% Ownership	84,674,188	78,025,844	5.4%
Other Wind Investments Portfolios			100% Ownership	56,638,076	58,770,864	4.1%
Total Wind - 23.6%				$321,509,864	$340,034,522	23.6%

Investments in controlled/affiliated portfolios	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets(a)
Other Investments
Other Portfolios			(c)	$35,034,396	$35,243,259	2.4%
Total Other Investments - 2.4%				$35,034,396	$35,243,259	2.4%

Energy Efficiency in the United States
Other Energy Efficiency Portfolios			(b)	$668,736	$685,784	—%
Total Energy Efficiency - —%				$668,736	$685,784	—%
Total Investments in controlled/affiliated portfolios				$1,191,393,635	$1,335,063,419	92.5%

Investments in non-controlled/non-affiliated portfolios
Secured Loans - Not readily marketable
Chaberton Loan	8.00%	9/30/2022	$2,247,962	$2,247,962	$2,247,962	0.2%
Encore Loan	10.00%	1/31/2022	$3,058,527	3,058,527	3,058,527	0.2%
Hudson Loan	8.00%	1/31/2022	$4,984,650	4,984,650	4,984,650	0.3%
Hudson II Loan	8.00%	1/31/2022	$4,227,098	4,227,098	4,227,098	0.3%
New Market Loan	9.00%	3/31/2022	$5,008,070	5,008,070	5,008,070	0.3%
Shepherd's Run Loan	8.00%	9/30/2022	$8,751,528	8,751,528	8,751,528	0.6%
SE Solar Loan	9.00%	3/31/2022	$5,008,304	5,008,304	5,008,304	0.3%
Total Secured Loans - Not readily marketable - 2.2%				$33,286,139	$33,286,139	2.2%
Total Investments in non-controlled/non-affiliated portfolios				$33,286,139	$33,286,139	2.2%

Investments in Money Market Funds
Allspring Treasury Plus Money Market Fund - Institutional Class			$16,823,110	$16,823,110	$16,823,110	1.2%
Fidelity Government Portfolio - Class I			$16,873,111	16,873,111	16,873,111	1.2%
First American Government Obligations Fund - Class X			$16,823,111	16,823,111	16,823,111	1.2%
First American Government Obligations Fund - Class Z			$50,000	50,000	50,000	—%
JP Morgan US Government Money Market Fund - Class L			$16,823,111	16,823,111	16,823,111	1.2%

Investments in controlled/affiliated portfolios	Interest	Maturity	Shares or Principal Amount	Cost	Fair Value	Percentage of Net Assets(a)
Total Investments in Money Market Funds - 4.8%				$67,392,443	$67,392,443	4.8%

TOTAL INVESTMENTS: 99.5%				$1,292,072,217	$1,435,742,001	99.5%
LIABILITIES IN EXCESS OF OTHER ASSETS OTHER THAN INVESTMENTS: 0.5%					3,568,631	0.5%
TOTAL NET ASSETS: 100.0%					$1,439,310,632	100.0%
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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (unaudited)
These Notes to the Consolidated Financial Statements were prepared under the Investment Basis as of and for the period(s) ended May 18, 2022. All references to the “LLC” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries (Greenbacker Renewable Energy Corporation (“GREC”), GREC Entity HoldCo LLC (“GREC HoldCo”), GREC Administration LLC, and Danforth Shared Services LLC), unless otherwise expressly stated or context requires otherwise.
Note 1. Organization and Operations of the LLC
For a detailed description, refer to Note 1. Organization and Operations of the Company as included in the Notes to the Consolidated Financial Statements as included in the Non-Investment Basis section of Item 1 of this Quarterly Report on Form 10-Q.
Prior to May 19, 2022, Greenbacker Renewable Energy Company LLC (the “LLC”) was externally managed and is an energy company that acquires, constructs and operates renewable energy and energy efficiency projects as well as finances the construction and/or operation of these and other sustainable development projects and businesses. The LLC conducts substantially all its operations through its wholly owned subsidiary, GREC. GREC is a Maryland corporation formed in November 2011, and the LLC currently holds all the outstanding shares of capital stock of GREC. GREC HoldCo, a wholly owned subsidiary of GREC, was formed in Delaware in June 2016. GREC Administration LLC and Danforth Shared Services LLC, both wholly owned subsidiaries of GREC, were formed in Delaware in January 2020 and May 2019, respectively. The consolidated financial results of the LLC have historically included the results of the LLC and its consolidated subsidiaries, GREC, GREC HoldCo, and GREC Administration LLC and Danforth Shared Services LLC, both of which provide administrative services to LLC and its subsidiaries. As of and prior to May 18, 2022, the use of “we”, “us”, and “our” refer, collectively to the LLC, GREC, GREC HoldCo, GREC Administration LLC, and Danforth Shared Services LLC, unless otherwise expressly stated or context otherwise requires.
The LLC was externally managed and advised by GCM, a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). GCM was acquired by the LLC as part of the Acquisition on May 19, 2022.
Note 2. Significant Accounting Policies
Basis of Presentation
The LLC’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Actual results could differ from those estimates, assumptions and judgments. Significant items subject to such estimates will include determining the fair value of investments, revenue recognition, income tax uncertainties and other contingencies. As of and prior to May 18, 2022, the Consolidated Financial Statements of the LLC include the accounts of the LLC and its consolidated subsidiaries, GREC, GREC HoldCo, and GREC Administration LLC and Danforth Shared Services LLC, both of which provide administrative services to the LLC. All intercompany accounts and transactions have been eliminated.
Since inception and through May 18, 2022, the LLC’s Consolidated Financial Statements were prepared using the specialized accounting principles of Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”). In accordance with this specialized accounting guidance, also referred to as the Investment Basis, the LLC recognized and carried all its investments, including investments in the underlying operating entities, at fair value with changes in fair value recognized in earnings. Additionally, the LLC did not apply the equity method of accounting to its investments. The LLC carried its liabilities at amounts payable, net of unamortized premiums or discounts. The LLC did not elect to carry its non-investment liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.
The financial information associated with the Consolidated Financial Statements under the Investment Basis has been prepared by management and, in the opinion of management, contains all adjustments and eliminations necessary for a fair presentation in accordance with U.S. GAAP.

Note 2. Significant Accounting Policies (cont.)
Basis of Consolidation
As provided under Regulation S-X and ASC 946, the LLC would generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the LLC. Accordingly, the LLC consolidated in its Consolidated Financial Statements the accounts of certain wholly owned subsidiaries that meet the criteria. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
Cash consists of demand deposits at a financial institution. Such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits. The LLC has not experienced any losses in any such accounts.
Restricted Cash
Restricted cash consists of cash accounts or letters of credit that are restricted for use on specific investments.
Foreign Currency Translation
The accounting records of the LLC are maintained in U.S. Dollars. The fair value of investments and other assets and liabilities denominated in non-U.S. currencies are translated into U.S. Dollars using the exchange rate at the end of each reporting period. Amounts related to the purchases and sales of investments, investment income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.
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
Valuation of Investments at Fair Value
ASC Topic 820, Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value. The LLC recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of the investments.
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
GCM has established procedures to estimate the fair value of its investments that the LLC’s Board of Directors has reviewed and approved. To the extent that such market data is available, the LLC will use observable market data to estimate the fair value of investments. In the absence of quoted market prices in active markets, or quoted market prices for similar assets in markets that are not active, the LLC will use the valuation methodologies described below with unobservable data based on the best available information in the circumstances. These methodologies incorporate the LLC’s assumptions about the factors that a market participant would use to value the asset.
The LLC considers investments in money market funds to be short-term investments. Short-term investments are stated at cost, which approximates fair value.
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

Note 2. Significant Accounting Policies (cont.)
changes between proposed and executed terms, and any dissimilarity between the comparable transactions and their underlying investments. If multiple bids are qualified in the same valuation period, a blended market approach will be calculated.
Prior to the second quarter of 2020, fair value for pre-operational assets was approximated using the cost approach. Beginning in the second quarter of 2020, GCM expanded the criteria whereby certain pre-operational assets are identified and qualified for the income approach, rather than the cost approach, for approximating fair value. GCM considers all owned assets that are fully construction ready with no impediments to begin construction and where the costs to complete such projects are well understood for the income approach. The fair value of such eligible projects is determined based upon a discounted cash flow methodology. If the portfolio has any significant portion of value that remains subject to negotiation or contract or if other significant risks to complete the project exist, the investment may be held at cost, as an approximation of fair value. These valuation methodologies involve a significant degree of judgment by GCM.
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
Calculation of Net Asset Value
Net asset value (“NAV”) by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. NAV per share is calculated by dividing net asset value for each class by the total number of outstanding common shares for that class on the reporting date. For purposes of calculating our NAV, the LLC carries all liabilities at cost.
Earnings per Share
In accordance with the provisions of ASC Topic 260—Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common members by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common members per share and net investment (loss) income per share for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022 and the three and six months ended June 30, 2021.

Note 2. Significant Accounting Policies (cont.)

	For the period from April 1, 2022 through May 18, 2022	For the three months ended June 30, 2021	For the period from January 1, 2022 through May 18, 2022	For the six months ended June 30, 2021
Basic and diluted
Net investment (loss) income	$(7,689,316)	$3,402,852	$(4,884,550)	$4,412,939
Net increase in net assets attributed to common members	$9,943,474	$14,928,152	$30,778,458	$18,653,834
Net investment (loss) income per share	$(0.04)	$0.03	$(0.03)	$0.04
Net increase in net assets attributed to common members per share	$0.06	$0.13	$0.18	$0.18
Weighted average common shares outstanding	177,311,647	118,813,320	174,129,549	102,466,063
Revenue Recognition
To the extent the LLC expects to collect such amounts, interest income is recorded on an accrual basis. If there is reason to doubt an ability to collect such interest, interest receivable on loans is not accrued for accounting purposes. Original issue discounts, market discounts or market premiums are accreted or amortized using the effective interest method as interest income. Prepayment premiums on loans are recorded as interest income when received. Any application, origination or other fees earned by the LLC in arranging or issuing debt are amortized over the expected term of the loan.
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
Dividend income is recorded when dividends are declared and determined that collection is probable. The timing and amount of dividend income is determined on at least a quarterly basis and, in certain cases, can only be determined quarterly based on the underlying project company agreements. This process includes an analysis at the individual project company level based on cash available from operations and working capital needed for the project company operations. Dividend income from the LLC's privately held, equity investments is recognized when approved.
Dividend income as reported on the Consolidated Statements of Operations reflects dividend income from project companies less any expenses incurred by the LLC or GREC for the services provided by Greenbacker Administration directly relating to the ongoing operation of the project companies.
Administrator Expenses
Greenbacker Administration served as the LLC’s administrator from commencement of operations through May 18, 2022. Under the terms of the first amended and restated administration agreement (the “Administration Agreement”) between the LLC, GREC and Greenbacker Administration (the “Administrator”), certain asset management, construction management, compliance and oversight services, as well as asset accounting and administrative services, were performed by the Administrator. The Administration Agreement was terminated in connect with the Acquisition. The fees incurred for these services are recorded as a reduction to Dividend income in the Consolidated Statements of Operations to the extent that there is sufficient dividend income from the individual project entities. Administrator expenses in excess of dividend income are recorded with Operating expenses on the Consolidated Statement of Operations.
For the period from April 1, 2022 through May 18, 2022, the LLC incurred expenses from the Administrator in excess of the dividend income from the project companies due to the structure of certain of the project company agreements that only allow for distributions to be determined quarterly. The Administrator Expense in excess of dividend income was $2.2 million and was recorded as Administrator Expense on the Consolidated Statements of Operations for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments
Without regard to unrealized appreciation or depreciation previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the

Note 2. Significant Accounting Policies (cont.)
asset. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Payment-in-Kind
For loans with contractual payment-in-kind interest, if the fair value of the investment indicates that such interest is collectible, any interest will be added to the principal balance of such investments and be recorded as income.
Distribution Policy
Distributions to members, if any, will be authorized and declared by the LLC's Board of Directors quarterly in advance and paid monthly. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our Board of Directors. Distributions will be made on all classes of shares at the same time. The cash distributions paid to the shareholder with respect to the Class C, P-S and P-T shares will be lower than the cash distributions with respect to the LLC’s other share classes because of the distribution fee associated with the Class C, P-S and P-T shares, which is allocated specifically to these classes' net assets. Amounts distributed to each class are allocated amongst the holders of the shares in such class in proportion to their shares. Distributions declared by our Board of Directors are recognized as distribution liabilities on the ex-dividend date.
Organization and Offering Costs
Organization and offering costs (“O&O costs”), other than sales commissions and the dealer manager fee, were initially paid by and/or dealer manager on behalf of the LLC in connection with its formation and the offering of its shares pursuant to now-terminated Registration Statements on Form S-1 (File No. 333-178786-01 and File No. 333-211571, respectively).
Prior to the Acquisition, the LLC was obligated to reimburse GCM for O&O costs that it incurred on behalf of the LLC, in accordance with the Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement”). However, with respect to the LLC’s public offerings, the aggregate of selling commissions, dealer manager fees and other O&O costs borne by the LLC was not to exceed 15.00% of gross offering proceeds.
Offering costs incurred by GCM in conjunction with the offering of shares of Class P-A, P-S, P-T and P-D under our private placement memoranda were subject to the reimbursement by the LLC up to 0.50% (50 basis points) of gross offering proceeds for each such class of shares. The costs incurred by GCM prior to the Acquisition and costs incurred by our dealer manager were recognized as a liability of the LLC to the extent that the LLC was obligated to reimburse GCM and/or dealer manager. When recognized by the LLC, organizational costs are expensed and offering costs, excluding selling commissions and dealer manager fees, were recognized as a reduction of the proceeds from the offering. As of December 31, 2021, $1.1 million in O&O costs were incurred by GCM with respect to the LLC's offering, of which $0.6 million is a current payable and $0.5 million was reimbursed to GCM. In connection with the Acquisition, all O&O costs due to GCM were paid concurrently with the closing of the Acquisition on May 19, 2022. Following the Acquisition, the LLC is no longer obligated to reimburse GCM for O&O costs.
Financing Costs
Financing costs incurred by the LLC for the issuance of debt liabilities are deferred and amortized using the straight-line method over the life of the debt liability. Financing costs related to debt liabilities incurred by the LLC are presented on the Consolidated Statement of Assets and Liabilities as a direct deduction from the carrying amount of that debt liability.
Return of Capital Receivable
For operational assets, if the project company has inadequate cash to fund day-to-day expenses, the LLC will loan funds to that project company through an investment. Once the project company has adequate cash, they will repay the loan by sending a return of capital distribution. As of December 31, 2021, a return of capital receivable of $0.7 million was recorded on the Consolidated Statement of Assets and Liabilities.
Performance Participation Fee
Under the Fourth Amended and Restated Limited Liability Company Operating Agreement (the "Fourth Operating Agreement"), the incentive fee payable by the LLC was simplified to be structured with two components: the "Performance Participation Fee" and the "Liquidation Performance Participation Fee" (each as defined in Note 5. Related Party Agreements and Transaction Agreements). Prior to the Acquisition, the Performance Participation Fee was based on the LLC's total return amount during the relevant calculation period. The calculation of the Performance Participation Fee is further detailed in Note

Note 2. Significant Accounting Policies (cont.)
5. Related Party Agreements and Transaction Agreements. The Performance Participation Fee was accounted for and classified as an operating expense and reflected as the Performance participation fee on the Consolidated Statements of Operations. Under the Fourth Operating Agreement, a Performance participation fee payable of $3.4 million was recorded as of December 31, 2021, in the Consolidated Statement of Assets and Liabilities. The Performance participation fee recorded on the Consolidated Statements of Operations for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022 is nil and $0.4 million, respectively.
Deferred Sales Commissions
The LLC defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker-dealers in the future in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of the Class C shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of (1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; (2) the date which approximates an expected liquidity event for the LLC; or (3) the expected holding period of the investment. The costs expected to be incurred at the time of the sale of the Class P-T and Class P-S shares are recorded as a liability on the date of sale and represents the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of (1) the date which approximates an expected liquidity event for the LLC; or (2) the expected holding period of the investment. The upfront liability is calculated at the time of sale, using the 85 basis points per annum fee, multiplied by the expected holding period of such share. Deferred sales commissions for Class C, P-T and P-S are paid monthly, in the form of a reduction to shareholder distributions, to the third-party dealer manager at a rate equal to 1/12th of 85 basis points. The estimated amount of the liability can be updated as management's assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained. As of December 31, 2021, the LLC recorded a liability for deferred sales commissions in the amount of $4.6 million on the Consolidated Statement of Assets and Liabilities.
Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no impact on prior periods’ results.
Derivative Instruments
The LLC may utilize interest rate swaps to modify interest rate characteristics of existing debt obligations to manage interest rate exposure. These are recorded at fair value either as assets or liabilities in the accompanying Consolidated Statement of Assets and Liabilities with changes in the fair value of interest rate swaps during the period recognized as either an unrealized appreciation or depreciation in the accompanying Consolidated Statements of Operations. On the expiration, termination or settlement of a derivatives contract, the LLC generally records a gain or loss. When there is a master netting agreement with a financial institution, any gain or loss on interest rate swaps with the same financial institution are netted for financial statement presentation.
The fair value of interest rate swap contracts open as of December 31, 2021 is included on the Consolidated Schedule of Investments by contract. As of December 31, 2021, the LLC’s average monthly notional exposure to interest rate swap contracts was $109.6 million.

Consolidated Statement of Assets and Liabilities – Fair Value of Derivatives at December 31, 2021

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value*
Swaps
Interest Rate Risk	Swap contracts, at fair value	$—	Swap contracts, at fair value	$7,501,983
		$—		$7,501,983
*Reflects the net amount of the interest rate swaps with Fifth Third Financial Risk Solutions.

Note 2. Significant Accounting Policies (cont.)
The effect of derivative instruments on the Consolidated Statements of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the period from April 1, 2022 through May 18, 2022	Change in net unrealized depreciation on derivative transactions for the three months ended June 30, 2021	Change in net unrealized depreciation on derivative transactions for the period from January 1, 2022 through May 18, 2022	Change in net unrealized depreciation on derivative transactions for the six months ended June 30, 2021
Swaps
Interest Rate Risk	$18,923,682	$(1,078,794)	$35,266,332	$2,660,233
	$18,923,682	$(1,078,794)	$35,266,332	$2,660,233

Risk Exposure	Other expenses for the period from April 1, 2022 through May 18, 2022	Other expenses for the three months ended June 30, 2021	Other expenses for the period from January 1, 2022 through May 18, 2022	Other expenses for the six months ended June 30, 2021
Swaps
Interest Rate Risk	$184,036	$604,675	$650,906	$1,098,491
	$184,036	$604,675	$650,906	$1,098,491
By using derivative instruments, the LLC is exposed to the counterparty’s credit risk — the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The LLC’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Consolidated Statement of Assets and Liabilities. As appropriate, the LLC minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements.
During December 2021, the LLC entered into an agreement with Canadian Imperial Bank of Commerce for the purpose of hedging our investment in a pre-operating solar facility that the LLC has contracted to acquire. The derivative instrument has a trade date of December 15, 2021, an effective date of March 31, 2024 and an initial notional amount of $284.7 million. The fixed rate is 1.60%. Per the terms of the agreement, the swap is contingent on the transaction closing. While the transaction has not yet closed, in order to lock in the terms, the LLC made a payment for the amount of $5.0 million to be maintained as cash collateral. As of December 31, 2021, this cash collateral is recorded in Other assets in the Consolidated Statement of Assets and Liabilities.
Regarding our investment in the Canadian Northern Lights assets included in the Other Commercial Solar Portfolios, we have foreign currency risk related to our revenue and operating expenses, which are denominated in Canadian Dollars as opposed to U.S. Dollars.
Income Taxes
The LLC intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the LLC will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the LLC does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation, and the LLC would become taxable as a corporation for U.S. federal income tax purposes under the Internal Revenue Code, the LLC would

Note 2. Significant Accounting Policies (cont.)
be required to pay income tax at corporate rates on its net taxable income. To the extent of the LLC’s earnings and profits, and the payment of the distributions would not be deductible by the LLC, distributions to members from the LLC would constitute dividend income taxable to such members.
The LLC conducts substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to federal, state, provincial, local and foreign income taxes based on income. Accordingly, most of its operations will be subject to U.S. federal, state, provincial, local and foreign income taxes in the jurisdictions in which it resides. As of May 18, 2022, including territories and provinces, the portfolio resides in 36 jurisdictions.
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
The LLC does not consolidate its investments for financial statements; rather, it accounts for its investments at fair value under the specialized accounting of ASC 946. The tax attributes of the individual investments will be considered and incorporated in the LLC’s fair value estimates for those investments. The amounts recognized in the Consolidated Financial Statements for unrealized appreciation and depreciation will result in a difference between the Consolidated Financial Statements and the cost basis of the assets for tax purposes. These differences will be recognized as deferred tax assets and liabilities. Generally, the entities that hold the LLC’s investments will be included in the consolidated tax return of GREC and the differences between the amounts recognized for financial statement purposes and the tax return will be recognized as additional deferred tax assets and liabilities.
The LLC follows the authoritative guidance on accounting for uncertainty in income taxes and has concluded it has no material uncertain tax positions to be recognized at this time.
The LLC assessed its tax positions for all open tax years as of May 18, 2022 for all U.S. federal and state tax jurisdictions for the years 2014 through 2021. The results of this assessment are included in the LLC’s tax provision and deferred tax assets as of May 18, 2022.
The effective tax rate for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022 is 24.91% and 22.48%, respectively. For the period from April 1, 2022 through May 18, 2022, the primary items giving rise to the difference between the 21.00% statutory rate for corporations and the 24.91% effective tax rate are state taxes, federal tax credits and permanent differences primarily related to expenses recorded at the partnership level which are not taxable. For the period from January 1, 2022 through May 18, 2022, the primary items giving rise to the difference between the 21.00% statutory rate for corporations and the 22.48% effective tax rate are state taxes, federal tax credits, and other permanent differences primarily related to expenses recorded at the partnership level which are not taxable.
The effective tax rate for the three month and six months ended June 30, 2021 is 25.50% and 27.00%, respectively. For the three month period the primary items giving rise to the difference between the 21.00% statutory rate for corporations and the 25.50% effective tax rate are state taxes and permanent differences primarily related to expenses recorded at the partnership level which are not taxable. For the six month period the primary items giving rise to the difference between the 21.00% statutory rate for corporations and the 27.00% effective tax rate are state taxes and permanent differences primarily related to expenses recorded at the partnership level which are not taxable.

Note 3. Investments
The composition of the LLC’s investments as of December 31, 2021 by geographic region, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
United States:
East Region	$376,929,916	$444,160,983	30.9%
Mid-West Region	222,573,610	233,427,679	16.3
Mountain Region	268,907,355	286,693,236	20.0
South Region	105,516,478	111,030,877	7.7
West Region	249,149,279	291,286,897	20.3
Total United States	1,223,076,638	1,366,599,672	95.2%
Canada:	1,603,136	1,749,886	0.1
Money Market Funds:	67,392,443	67,392,443	4.7
Total	$1,292,072,217	$1,435,742,001	100.0%
The composition of the LLC’s investments as of December 31, 2021 by industry, at cost and fair value, were as follows:

	Investments at Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Battery Storage (2)	$11,288,841	$10,747,811	0.7%
Biomass	24,533,222	17,184,912	1.2
Commercial Solar (1)(2)	831,644,715	964,453,270	67.2
Wind	321,509,864	340,034,522	23.7
Other Investments	35,034,396	35,243,259	2.5
Energy Efficiency	668,736	685,784	—
Money Market Funds	67,392,443	67,392,443	4.7
Total	$1,292,072,217	$1,435,742,001	100.0%
(1) Includes loans in the amount of $33,286,139.
(2) Includes assets that have not reached COD.
Investments held as of December 31, 2021 are considered Control Investments, which are defined as investments in companies in which the LLC owns 25% or more of the voting securities of such company, have greater than 50% representation on such company’s board of directors, or are investments in limited liability companies for which the LLC serves as managing member.

Note 4. Valuation of Investments at Fair Value
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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the period ended May 18, 2022:

	Balance as of December 31, 2021	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and repayments of investments(2)	Net realized (loss) on investments	Balance as of May 18, 2022
Limited Liability Company Member Interests	$1,332,932,893	$13,652,146	$—	$322,059,701	$(210,519,840)		$(1,688)	$1,458,123,212
Capital Stock	1,749,886	(4,325)	(26,172)	—	—	—	—	1,719,389
Energy Efficiency - Secured Loans	380,640	—	—	—	—	(55,000)	—	325,640
Secured Loans - Other	33,286,139	—	—	17,364,517	—	(12,270,274)	—	38,380,382
Total	$1,368,349,558	$13,647,821	$(26,172)	$339,424,218	$(210,519,840)	$(12,325,274)	$(1,688)	$1,498,548,623
(1)Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)Includes principal repayments on loans.
The total change in unrealized appreciation included in the Consolidated Statements of Operations within Net change in unrealized appreciation (depreciation) on Investments and Foreign currency translation for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022 attributable to Level 3 investments still held was $3.0 million and $13.6 million, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the period from January 1, 2022 through May 18, 2022.

Note 4. Valuation of Investments at Fair Value (cont.)
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
The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) on Investments and Foreign currency translation for the three and six months ended June 30, 2021 attributable to Level 3 investments and foreign currency translation still held was $20.0 million and $22.2 million, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the six months ended June 30, 2021.
As of December 31, 2021, most of the LLC’s portfolio investments utilized Level 3 inputs. The following table presents the quantitative information about Level 3 fair value measurements of the LLC’s investments as of December 31, 2021:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range of Inputs (weighted average)
Battery Storage*	$10,747,811	Income Approach and Transaction Cost	Discount rate, kWh storage, potential leverage and estimated remaining useful life	9.37%, 2.16% annual degradation in production, 11.0 years
Biomass	$17,184,912	Income Approach	Discount rate, kWh production, potential leverage and estimated remaining useful life	8.25%, No annual degradation in production, 12.0 years
Commercial Solar*	$931,167,131	Income Approach and Transaction Cost	Discount rate, kWh production, potential leverage and estimated remaining useful life	3.50%-9.07% (7.63%), 0%-0.50% (0.50%) annual degradation in production, 9.2-39.0 (33.6) years
Wind	$340,034,522	Income Approach	Discount rate, kWh production, potential leverage and estimated remaining useful life	7.75%-8.43% (7.81%) No annual degradation in production 18.7-31.0 (26.4) years
Other Investments	$35,243,259	Transaction Cost	Not Applicable	Not Applicable
Energy Efficiency	$685,784	Income and Collateral-Based Approach	Market yields and value of collateral	10.25% No annual degradation in production 3.2-4.0 (3.6) years
Secured Loans	$33,286,139	Yield Analysis	Market yields	8.00%-10.00% (8.48%)
*Includes assets that have not reached COD.

Note 4. Valuation of Investments at Fair Value (cont.)
GCM utilizes primarily proprietary discounted cash flow pricing models in the fair value measurement of the LLC’s investments. Significant unobservable inputs include discount rates and estimates related to the future production of electricity. Significant increases or decreases in discount rates used or actual kilowatt-hour production can significantly increase or decrease the fair value measurement.
Note 5. Related Party Agreements and Transaction Agreements
The related party disclosures as included herein reflects such matters as of May 18, 2022 and prior to such date. Certain of the related party agreements and transactions were impacted by the Acquisition and are detailed in Note 14. Related Parties as included in the Notes to the Consolidated Financial Statements as prepared under the Non-Investment Basis.
Prior to the Acquisition, the LLC had executed advisory and administration agreements with GCM and Greenbacker Administration, which entitled GCM, and certain affiliates of GCM, to specified fees upon the provision of certain services with regard to the ongoing management of the LLC as well as reimbursement of O&O costs incurred by GCM on behalf of the LLC (as discussed in Note 2. Significant Accounting Policies) and certain other operating costs incurred by GCM on behalf of the LLC. As the LLC’s previous public offering was terminated on March 29, 2019, its former dealer manager will no longer receive any selling commissions or dealer manager fees. However, our former dealer manager will continue to receive distribution fees on Class C shares until the maximum amount of commissions and dealer manager fees permitted by applicable regulation is reached.
With respect to Class C shares only, the LLC pays the former dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The Company will stop paying distribution fees at the earlier of 1) a listing of the Class C shares on a national securities exchange; 2) total underwriting compensation in the offering equals 10.0% of the gross proceeds from the primary offering of Class C shares, following the completion of such offering; or 3) Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker-dealers. The LLC estimated the amount of distribution fees expected to be paid and recorded that liability at the time of sale of such shares. The liability is included in Deferred sales commission payable on the Consolidated Statement of Assets and Liabilities and fees recorded in Accumulated (losses) (specific to the Class C Shares) on the Consolidated Statement of Assets and Liabilities. The LLC continues to assess the value of the liability on a regular basis.
The LLC also reimbursed GCM for the O&O costs (other than selling commissions and dealer manager fees) it had incurred on the LLC’s behalf related to the now terminated Registration Statements, only to the extent that the reimbursement would not cause the selling commissions, dealer manager fee and the other O&O costs borne by the LLC to exceed 15.00% of the gross offering proceeds as the amount of proceeds increases.
Offering costs incurred by GCM in conjunction with the offering of shares of Class P-A, P-S, P-T and P-D under our current private placement memoranda were subject to the reimbursement by the LLC up to 0.50% (50 basis points) of gross offering proceeds for each such class of shares.
Prior to May 19, 2022 the term “Special Unitholder” referred to GREC Advisors, LLC, a Delaware limited liability company, which was a subsidiary of GCM and “special unit”, referred to the special unit of limited liability company interest in the LLC. This entitled the Special Unitholder to receive a Performance Participation Fee.

Note 5. Related Party Agreements and Transaction Agreements (cont.)
Prior to the Acquisition, the fees and reimbursement obligations related to the operation of the LLC were as follows:

Type of Compensation and Recipient	Determination of Amount
Base Management Fees — GCM
Prior to July 1, 2021, the base management fee payable to GCM was calculated at a monthly rate of 0.17% (2.00% annually) of our gross assets (including amounts borrowed up to $50,000,000) until gross assets exceed $800.0 million. The base management fee monthly rate decreased to 0.15% (1.75% annually) for gross assets between $800.0 million to $1.5 billion and 0.13% (1.50% annually) for gross assets greater than $1.5 billion. For services rendered under the advisory agreement, the base management fee was payable monthly in arrears, or more frequently as authorized under the advisory agreement. The base management fee was calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period were appropriately prorated. The base management fee had the ability to be deferred or waived, in whole or in part, at the election of GCM. All or any part of the deferred base management fee not taken as to any period was deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as determined by GCM in its sole discretion.
On July 1, 2021, the LLC entered into the Advisory Agreement with GCM. Effective July 1, 2021, the base management fee payable to GCM was calculated at a monthly rate of 0.17% (2.00% annually) of the net assets until the net assets exceed $800.0 million. The base management fee monthly rate will decrease to 0.15% (1.75% annually) for net assets between $800.0 million to $1.5 billion and to 0.13% (1.50% annually) for net assets greater than $1.5 billion.
Following the completion of the Acquisition and the termination of the Advisory Agreement, the LLC no longer pays a management fee to GCM.

Performance Participation Fees
Prior to the Acquisition, under the Fourth Operating Agreement, the “Performance Participation Fee” which the Special Unitholder was entitled to was calculated and payable in arrears, for an amount equal to 12.5% of the total return generated by the LLC during the most recently completed fiscal quarter, subject to a hurdle amount of 1.50% (or 6% annualized) (the “Hurdle Amount”), a loss carryforward amount and a fee carryforward amount. The “Total Return Amount” is defined for each quarterly calculation period, as an amount equal to the sum of:

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

The calculation of the Total Return Amount for each period included any appreciation or depreciation in the NAV of the shares issued during such period but exclude the proceeds from the initial issuance of such shares. The total NAV of the shares outstanding as of the last business day of a calendar quarter was the amount against which changes in the total NAV of the shares outstanding during the subsequent calendar quarter was measured. Furthermore, the “Loss Carryforward Amount” was initially equal to zero and cumulatively increased in any calendar quarter by the absolute value of any negative total return for such quarter and cumulatively decreased in any calendar quarter by the amount of any positive total return. The “Fee Carryforward Amount” was also initially equal to zero, and cumulatively increased in any calendar quarter by (i) the amount, if any, by which the Hurdle Amount (noted above) for such quarter exceeded any positive Total Return Amount for such quarter; and (ii) the amount, if any, by which the catch-up amount for such quarter exceeded excess profits for such quarter. The fee carryforward amount was cumulatively decreased in any calendar quarter by the amount, if any, of the Fee Carryforward Amount paid to the Special Unitholder for such quarter. Neither the Loss Carryforward Amount nor the Fee Carryforward Amount were permitted to less than zero at any given time.

Note 5. Related Party Agreements and Transaction Agreements (cont.)

Type of Compensation and Recipient	Determination of Amount

The Special Unitholder shall receive the Performance Participation Fee as follows:

●    if the Total Return Amount for the applicable period exceeded the sum of (x) the Hurdle Amount for such period and (y) the Loss Carryforward Amount for such Period (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount paid to the Special Unitholder equals 12.5% of the sum of (x) the Hurdle Amount for such period and (y) any amount paid to the Special Unitholder pursuant to this clause (the “Catch-Up Amount”);

●    to the extent there were remaining Excess Profits after payment of the Catch-Up Amount, 100% of such remaining Excess Profits until such amount paid to the Special Unitholder equaled the amount of the Fee Carryforward Amount for such period; and

●    to the extent there are remaining Excess Profits after payment of the Catch-Up Amount and the Fee Carryforward Amount (as defined above), 12.5% of such remaining Excess Profits.

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

For the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022, GCM earned $3.8 million and $10.7 million, respectively, in management fees. For the three and six months ended June 30, 2021, GCM earned $5.4 million and $9.5 million, respectively, in management fees. As of December 31, 2021, the LLC owed $2.3 million, to GCM in management fees, which amounts are included in Management fee payable on the Consolidated Statement of Assets and Liabilities.
The Performance participation fee recorded on the Consolidated Statements of Operations for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022 is nil and $0.4 million, respectively. GCM earned $1.3 million in Performance Participation Fees for the three and six months ended June 30, 2021. The expenses are recorded in Performance Participation Fees in the Consolidated Statements of Operations.
The Performance Participation Fee payable and due for the year ended December 31, 2021 was $3.4 million.
As of December 31, 2021, $0.6 million were due to GCM for O&O costs related to the private continuous offering and shown as Due to GCM on the Consolidated Statement of Assets and Liabilities.
As of May 18, 2022, GCM owned 23,601 Class A shares and 2,776 Class P-D shares. As of December 31, 2021, GCM owned 23,601 Class A shares and 2,776 Class P-D shares.
The LLC entered into secured loans to finance the purchase and installation of energy-efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). Certain of the loans with LED Funding LLC, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own an indirect, non-controlling ownership interest in GCM. The loans outstanding between the AEC Companies and the LLC, and the subsequent leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of May 18, 2022, all loans and leases are considered current per their terms.
On October 9, 2020, GREC made a $5.0 million limited partner (“LP”) commitment to Greenbacker Development Opportunities Fund I, LP (“GDEV”), which was increased to $6.1 million in the fourth quarter of 2020. In April 2021, the commitment to GDEV increased to $7.5 million. As the initial investor, GREC was awarded a 10.00% carried interest participation in Greenbacker Development Opportunities GP I, LLC, GDEV's general partner. GDEV is an affiliate of GREC as GDEV shares the same investment advisor as the LLC. As of May 18, 2022, $2.9 million of the commitment was funded.

Note 5. Related Party Agreements and Transaction Agreements (cont.)
On December 22, 2020 the LLC, through its wholly owned subsidiary, Citrine Solar LLC, entered into a third transaction with Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”) to sell Gliden Solar, LLC. The asset was sold for a purchase price of $12.8 million based upon the fair value of the investment as determined by an independent third-party appraiser. The transaction resulted in an initial realized gain of $1.6 million all of which was recorded in the year ended December 31, 2020. The proceeds related to the Investment sales receivable were subsequently collected by April 30, 2021.
Note 6. Borrowings
On January 5, 2018, the LLC, through GREC HoldCo, entered into a credit facility agreement (the "Credit Facility") by and among GREC HoldCo, the LLC, GREC, the lenders party thereto and Fifth Third Bank, as administrative agent, as sole lead arranger, sole lead bookrunner and as swap counterparty. The Credit Facility consisted of a loan of up to the lesser of $60.0 million or a borrowing base amount based on various solar projects that act as collateral for the Credit Facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allowed for additional drawdowns through December 31, 2018 and converted to a term loan with a maturity on January 5, 2024.
On June 20, 2019, the LLC, through GREC HoldCo, entered into an amended and restated credit agreement (the "New Credit Facility") with the lenders party thereto and Fifth Third Bank, as administrative agent, sole lead arranger, sole lead bookrunner and swap counterparty. The New Credit Facility consists of a loan of up to the lesser of $110.0 million or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $58.3 million was drawn down at closing. In November 2020, the LLC, through GREC HoldCo, entered into the Second Amended and Restated Credit Agreement, which amends the New Credit Facility to make available a non-revolving line of credit facility that will convert into a term loan facility and a letter of credit facility. The commitments of the lenders aggregate to $97.8 million between existing term loans, future committed loans and letters of credit, of which approximately $90.7 million was drawn at closing. The New Credit Facility allows for additional drawdowns through November 25, 2021, at which point the outstanding loans shall convert to an additional term loan that matures on June 20, 2025.
The LLC used the net proceeds of borrowings under the New Credit Facility for investment in additional alternative energy power generation assets that are anticipated to become projects and for other general corporate purposes. Loans made under the New Credit Facility bear interest at 1.75% in excess of the three-month LIBOR. Prior to the New Credit Facility converting to a term loan, quarterly commitment fees on the average daily unused portion of the Credit Facility were payable at a rate per annum of 0.50%.
Borrowings under the New Credit Facility are back-leveraged and secured by all of the assets of GREC HoldCo and the equity interests of each direct and indirect subsidiary of the LLC. The LLC, GREC and each direct and indirect subsidiary of the LLC are guarantors of the LLC’s obligations under the New Credit Facility. GREC has pledged all of the equity interests of GREC HoldCo as collateral for the New Credit Facility.
Regarding the Credit Facility, the LLC has entered into five separate interest rate swap agreements as economic hedges. The first swap, with a trade date of June 15, 2017, an effective date of June 30, 2018 and an initial notional amount of $20.9 million, was used to swap the floating-rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.26%. The second swap, with a trade date of January 11, 2018, an effective date of December 31, 2018 and an initial notional amount of $29.6 million was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The third swap, with a trade date of February 7, 2018, an effective date of December 31, 2018 and an initial notional amount of $4.2 million, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fourth swap, with a trade date of January 2, 2019, an effective date of September 30, 2019 and an initial notional amount of $38.2 million, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%. The fifth swap, with a trade date of February 19, 2021, an effective date of February 26, 2021 and an initial notional amount of $7.1 million, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 1.64%.
If an event of default shall occur and be continuing under the New Credit Facility, the commitments under the New Credit Facility may be terminated and the principal amount outstanding under the New Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
On December 6, 2019, the LLC entered into a $15.0 million revolving letter of credit facility (“LC Facility”) agreement with Fifth Third Bank. On January 30, 2020, the LC Facility was amended to include an equipment loan, and the amount of

Note 6. Borrowings (cont.)
$5.6 million was drawn down under the equipment facility loan. On March 18, 2020, a repayment of $1.9 million was made, reducing the outstanding balance of the equipment facility loan. On June 9, 2020, a repayment of the remaining outstanding balance occurred. In October 2020, the LC Facility agreement was amended to increase the aggregate principal amount to $22.5 million. On April 1, 2021, the LC Facility agreement was amended to maintain cash collateral in an amount equal to 100.00% of the outstanding obligation and the letter of credit fee was reduced from 2.25% to 0.75%. On June 3, 2021, the LC Facility agreement was amended to extend the maturity date to September 4, 2021. On September 3, 2021, the LC Facility agreement was amended to extend the maturity date to September 4, 2022. On September 28, 2021, the LC Facility agreement was amended to increase the aggregate principal amount to $32.5 million. On February 2, 2022, the LC Facility agreement was amended to increase the aggregate principal amount to $40.0 million.
The LLC’s borrowings as of December 31, 2021 was as follows:

	December 31, 2021
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Deferred Financing Costs	Term Note Payable, Net of Financing Costs
New Credit Facility	$97,822,841	$82,151,509	$82,151,509	$2,737,887	$79,413,622
LC Facility	32,500,000	—	—	—	—
Total	$130,322,841	$82,151,509	$82,151,509	$2,737,887	$79,413,622
The following table shows the components of interest expense related to the LLC's borrowings for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022 and the three and six months ended June 30, 2021:

	For the period from April 1, 2022 through May 18, 2022	For the three months ended June 30, 2021	For the period from January 1, 2022 through May 18, 2022	For the six months ended June 30, 2021
Credit Facility commitment fee	$16,276	$97,927	$136,171	$228,408
Credit Facility loan interest	269,277	326,728	657,528	763,473
Amortization of deferred financing costs	307,844	313,257	520,183	468,591
Total	$593,397	$737,912	$1,313,882	$1,460,472
Weighted average interest rate on Credit Facility	2.3%	1.9%	2.0%	1.9%
Weighted average outstanding balance of Credit Facility	$80,884,642	$88,867,905	$81,707,643	$89,496,288
Note 7. Members’ Equity
General
Pursuant to the terms of the Operating Agreement, the LLC may issue up to 400,000,000 shares, of which 350,000,000 shares are currently designated as Class A, C, I, P-A, P-D, P-S, P-T and P-I shares (collectively, common shares), and 50,000,000 are designated as preferred shares and one special unit. Each class of common shares has the same voting rights.
Class P-A shares were not offered for sale from March 29, 2019 through October 17, 2020, but were reinstated as of October 18, 2020, along with the commencement of three new share classes: P-D, P-T and P-S. As of March 17, 2022, the LLC is closed to new equity capital and is no longer offering shares except pursuant to the DRP.

Note 7. Members’ Equity (cont.)
The following table is a summary of the shares issued and repurchased during the period and outstanding as of May 18, 2022:

	Shares Outstanding as of December 31, 2021	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Outstanding as of May 18, 2022
Class A shares	16,580,558	—	137,884	(91,469)	16,626,973
Class C shares	2,741,963	—	31,007	(6,210)	2,766,760
Class I shares	6,449,493	—	77,618	(82,049)	6,445,062
Class P-A shares	783,593	—	10,600	—	794,193
Class P-I shares	92,069,013	11,211,603	370,820	(317,209)	103,334,227
Class P-D shares	198,548	—	400	—	198,948
Class P-S shares	46,324,757	713,196	233,094	(223,209)	47,047,838
Class P-T shares	239,594	—	1,853	—	241,447
Total	165,387,519	11,924,799	863,276	(720,146)	177,455,448
The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2021:

	Shares Outstanding as of December 31, 2020	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of December 31, 2021
Class A shares	16,844,129	—	413,371	(661,926)	(15,016)	16,580,558
Class C shares	2,734,661	—	93,130	(85,828)	—	2,741,963
Class I shares	6,526,001	—	231,377	(296,575)	(11,310)	6,449,493
Class P-A shares	55,264	711,897	16,432	—	—	783,593
Class P-I shares	36,710,292	56,416,202	411,369	(1,493,868)	25,018	92,069,013
Class P-D shares	—	197,405	1,143	—	—	198,548
Class P-S shares	—	46,075,796	248,961	—	—	46,324,757
Class P-T shares	—	237,124	2,470	—	—	239,594
Total	62,870,347	103,638,424	1,418,253	(2,538,197)	(1,308)	165,387,519
The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the for the period from January 1, 2022 through May 18, 2022 and for the six months ended June 30, 2021 were as follows:

	Class A shares	Class C shares	Class I shares	Class P-A shares	Class P-I shares	Class P-D shares	Class P-S shares	Class P-T shares	Total
For the period from January 1, 2022 through May 18, 2022:
Proceeds from Shares Sold	$—	$—	$—	$—	$98,650,613	$—	$6,300,999	$—	$104,951,612
Proceeds from Shares Issued through Reinvestment of Distributions	$1,148,176	$252,049	$646,222	$91,397	$3,262,904	$3,540	$2,065,980	$16,464	$7,486,732
For the six months ended June 30, 2021:
Proceeds from Shares Sold	$—	$—	$—	$4,532,328	$238,264,611	$1,355,391	$307,710,190	$968,625	$552,831,145
Proceeds from Shares Issued through Reinvestment of Distributions	$1,747,318	$385,936	$972,579	$20,467	$493,636	$5,359	$335,065	$1,352	$3,961,712

Note 7. Members’ Equity (cont.)
As of December 31, 2021, none of the LLC’s preferred shares were issued and outstanding.
Distribution Reinvestment Plan
The LLC adopted a DRP through which the LLC’s Class A, C and I shareholders may elect to have the full amount of cash distributions reinvested in additional shares rather than receiving the cash distributions. The DRP was amended as of February 1, 2021 to include all share classes. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the LLC’s prior public and current private offerings. As of November 30, 2020, pursuant to our Registration Statement on Form S-3D (File No. 333-251021), the LLC was offering up to $20.0 million in Class A, C and I shares to our existing shareholders pursuant to the DRP. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares issued pursuant to the DRP except for distribution fees on Class C, P-S and P-T shares. At its discretion, the Board of Directors may amend, suspend or terminate the DRP. The Board of Directors may also modify or waive the terms of the DRP with respect to certain or all shareholders, in its discretion, to be in the best interests of the LLC. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.
As of May 18, 2022, the LLC issued 2,576,038 Class A shares, 440,664 Class C shares, 1,230,403 Class I shares, 27,032 Class P-A shares, 782,189 Class P-I shares, 1,543 Class P-D shares, 482,055 Class P-S shares and 4,323 Class P-T shares for a total of 5,544,247 aggregate shares issued under the DRP. As of December 31, 2021, the LLC issued 2,438,154 Class A shares, 409,657 Class C shares, 1,152,785 Class I shares, 16,432 Class P-A shares, 411,369 Class P-I shares, 1,143 Class P-D shares, 248,961 Class P-S shares and 2,470 Class P-T shares for a total of 4,680,971 aggregate shares issued under the DRP.
Share Repurchase Program
The LLC offers a share repurchase program ("SRP") pursuant to which quarterly share repurchases will be conducted to allow members to sell shares back to the LLC at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares.
The SRP includes numerous restrictions that will limit a shareholder’s ability to sell shares. At the sole discretion of the Board of Directors, the LLC may also use cash on hand (including the proceeds from the issuance of new shares), cash available from borrowings and cash from liquidation of investments to repurchase shares.
A shareholders’ right to purchase is subject to the availability of funds and the other provisions of the SRP. Additionally, a member must hold his or her shares for a minimum of one year before he or she can participate in the SRP, subject to any of the following special circumstances: (i) the written request of the estate, heir or beneficiary or a deceased shareholder; (ii) a qualifying disability of the shareholder for a non-temporary period of time provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; (iii) a determination of incompetence of the shareholder by a state or federal court located in the United States; or (iv) as determined by the Board of Directors, in their discretion, to be in the interests of the LLC. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.
Through September 30, 2020, quarterly share repurchases were conducted to allow up to approximately 5.00% of the weighted average number of outstanding shares in any 12-month period to be repurchased by the LLC. Effective September 1, 2020, the LLC, through approval by its Board of Directors, adopted an amended SRP, pursuant to which the LLC will conduct quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the LLC. The quarterly share repurchase limits for the LLC's new SRP are set forth below.

Quarter Ending	Share Repurchase Limit(s)
December 31, 2020	During such fiscal quarter, 1.88% of the weighted average number of shares outstanding in the prior four fiscal quarters
March 31, 2021	During such fiscal quarter, 2.50% of the weighted average number of shares outstanding in the prior four fiscal quarters
June 30, 2021	During such fiscal quarter, 3.75% of the weighted average number of shares outstanding in the prior four fiscal quarters
September 30, 2021, and each quarter thereafter
During any 12-month period, 20.00% of the weighted average number of outstanding shares

During any fiscal quarter, 5.00% of the weighted average number of shares outstanding in the prior four fiscal quarters

Note 7. Members’ Equity (cont.)
The LLC has received an order for the SRP from the SEC under Rule 102(a) of Regulation M under the Exchange Act. In addition, the SRP is substantially similar to repurchase programs for which the SEC has stated it will not recommend enforcement action under Rule 13e-4 and Regulation 14E under the Exchange Act.
Note 8. Distributions
On the last business day of each month, with the authorization of the LLC’s Board of Directors, the LLC declares distributions on each outstanding Class A, C, I, P-A, P-I, P-D, P-T and P-S shares. These distributions are calculated based on shareholders of record for each day in amounts equal to that exhibited in the table below based upon distribution period and class of share.

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—
1-Dec-20	30-Jun-22	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158
The following table reflects the distributions declared during the period from January 1, 2022 through May 18, 2022:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2022	$6,216,132	$1,856,347	$8,072,479
March 1, 2022	5,712,141	1,720,315	7,432,456
April 1, 2022	6,496,827	1,975,380	8,472,207
May 2, 2022	6,291,008	1,934,690	8,225,698
Total	$24,716,108	$7,486,732	$32,202,840
The following table reflects the distributions declared during the six months ended June 30, 2021:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2021	$2,555,800	$538,241	$3,094,041
March 4, 2021	3,063,308	487,868	3,551,176
April 1, 2021	4,783,092	523,715	5,306,807
May 3, 2021	4,733,419	565,208	5,298,627
June 1, 2021	4,762,355	886,124	5,648,479
July 1, 2021	4,709,348	960,096	5,669,444
Total	$24,607,322	$3,961,252	$28,568,574
All distributions paid for the period from January 1, 2022 through May 18, 2022 are expected to be reported as a return of capital to members for tax reporting purposes, and all distributions paid for the six months ended June 30, 2021 were reported as a return of capital to members for tax purposes.

Note 8. Distributions (cont.)
Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the period from January 1, 2022 through May 18, 2022	For the six months ended June 30, 2021
Cash from operations	$—	$1,046,613
Offering proceeds	30,891,000	21,298,086
Total cash distributions	$30,891,000	$22,344,699
The LLC expects to continue to fund distributions from a combination of cash from operations as well as other external financing sources. Due to the LLC’s change in acquisition strategy to include a greater number of pre-operational assets, a significant amount of distributions will continue to be funded from other external financing sources.
Note 9. Commitments and Contingencies
Refer to Note 12. Commitments and Contingencies in the Notes to the Consolidated Financial Statements as prepared on the Non-Investment Basis for disclosures regarding the LLC's commitments and contingencies as of June 30, 2022. The information as included herein reflects such matters as of December 31, 2021.
Legal Proceedings
The LLC may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the LLC may be subject to legal proceedings or claims contesting the construction or operation of our renewable energy projects. In defending itself in these proceedings, the LLC may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on the LLC's business, financial condition and results of operations. In addition, settlement of claims could adversely affect the LLC's financial condition and results of operations. As of December 31, 2021, the LLC was not aware of any legal proceedings that might have a significant adverse impact on the LLC.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the operating entities of the LLC, subsidiary holding companies and various lenders, the operating entities and the subsidiary holding companies have pledged all solar operating assets as well as the membership interests in various operating subsidiaries as collateral for the term loans with maturity dates ranging from June 2022 through September 2049.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts to which 42 entities of the LLC are individually a party, the entities, and indirectly the LLC, have committed an outstanding balance of approximately $540.2 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2022 into 2024. In addition, pursuant to various membership interest purchase agreements to which the LLC’s operating entities are individually a party, the operating entities, and indirectly the LLC, have committed an outstanding balance of approximately $1.0 billion to complete the closing pursuant to all conditions being met under the membership interest purchase agreements as of December 31, 2021. The LLC plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Unsecured Guarantee of Subsidiary Renewable Energy Credit (“REC”) Forward Contracts
For the majority of the forward REC contracts currently effective as of December 31, 2021 where a subsidiary of the LLC is the principal, the LLC has provided an unsecured guarantee related to the delivery obligations. The amount of the unsecured guaranty related to REC delivery performance obligations is nil as of December 31, 2021.
Pledge of Parent Company Guarantees

Note 9. Commitments and Contingencies (cont.)
Pursuant to various contracts in which the LLC has provided a parent company guarantee, excluding those discussed above, the operating entities, and indirectly the LLC, have committed an additional $114.4 million in unsecured guarantees in the event of a default at the underlying entity, as of December 31, 2021.
See Note 2. Significant Accounting Policies and Note 5. Related Party Agreements and Transaction Agreements for an additional discussion of the LLC’s commitments and contingencies.
Note 10. Financial Highlights
The following is a schedule of the financial highlights of the LLC attributed to Class A, C, I, P-A, P-I, P-D, P-S and P-T shares for the period from January 1, 2022 through May 18, 2022.

	For the period from January 1, 2022 through May 18, 2022
	Class A shares	Class C shares	Class I shares	Class P-A shares	Class P-I shares	Class P-D shares	Class P-S shares	Class P-T shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.32	$8.13	$8.32	$8.58	$8.80	$8.80	$8.74	$8.52
Net investment loss	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)
Net realized and unrealized gain on investments and swap contracts	0.28	0.28	0.28	0.28	0.28	0.28	0.28	0.28
Change in translation of assets and liabilities denominated in foreign currencies (2)	—	—	—	—	—	—	—	—
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments and foreign currency translation	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)
Net increase in net assets attributed to common members	0.18	0.18	0.18	0.18	0.18	0.18	0.18	0.18
Shareholder distributions:
Distributions from net investment income	—	—	—	—	—	—	—	—
Distributions from offering proceeds	(0.18)	(0.18)	(0.18)	(0.18)	(0.19)	(0.19)	(0.19)	(0.19)
Other(3)	(0.02)	—	(0.02)	(0.01)	—	—	(0.01)	0.01
Net decrease in members’ equity attributed to common shares	(0.20)	(0.18)	(0.20)	(0.19)	(0.19)	(0.19)	(0.20)	(0.18)
Net asset value for common shares at end of period	$8.30	$8.13	$8.30	$8.57	$8.79	$8.79	$8.72	$8.52
Common members’ equity at end of period	$138,068,890	$22,503,138	$53,501,158	$6,803,177	$908,567,764	$1,747,849	$410,490,496	$2,057,436
Common shares outstanding at end of period	16,626,973	2,766,760	6,445,062	794,193	103,334,227	198,948	47,047,838	241,447

Ratio/supplemental data for common shares (annualized)
Total return attributed to common shares based on net asset value	1.93%	2.24%	1.97%	2.07%	2.10%	2.06%	2.00%	2.31%
Ratio of net investment income to average net assets	(2.58%)	(2.64%)	(2.59%)	(2.50%)	(2.43%)	(2.44)%	(2.46)%	(2.52)%
Ratio of operating expenses to average net assets	12.18%	12.44%	12.19%	11.79%	11.46%	11.52%	11.60%	11.87%
Portfolio turnover rate	0.84%	0.84%	0.84%	0.84%	0.84%	0.84%	0.84%	0.84%

Note 10. Financial Highlights (cont.)
(1)The per share data for Class A, C, I, P-A, P-I, P-D, P-S and P-T shares were derived by using the weighted average shares outstanding during the period from January 1, 2022 through May 18, 2022, which were 16,611,759, 2,754,050, 6,456,343, 788,471, 100,036,952, 198,732, 47,042,796 and 240,446, respectively.
(2)Amount is less than $0.01 per share.
(3)Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
The following is a schedule of financial highlights of the LLC attributed to Class A, C, I, P-A, P-I, P-D, P-S and P-T shares for the six months ended June 30, 2021.

	For the six months ended June 30, 2021
	Class A shares	Class C shares	Class I shares	Class P-A shares	Class P-I shares	Class P-D shares	Class P-S shares	Class P-T shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.61	$8.35	$8.61	$8.70	$9.02	$8.96	$8.84	$8.57
Net investment income	0.04	0.04	0.04	0.04	0.04	0.04	0.04	0.04
Net realized and unrealized gain on investments, and swap contracts	0.24	0.24	0.24	0.24	0.24	0.24	0.24	0.24
Change in translation of assets and liabilities denominated in foreign currencies (2)	—	—	—	—	—	—	—	—
(Provision for) income taxes on realized and gain (loss) on investments, foreign currency translation and swap contracts	(0.10)	(0.10)	(0.10)	(0.10)	(0.10)	(0.10)	(0.10)	(0.10)
Net increase in net assets attributed to common members	0.18	0.18	0.18	0.18	0.18	0.18	0.18	0.18
Shareholder distributions:
Distributions from net investment income	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Distributions from offering proceeds	(0.27)	(0.26)	(0.27)	(0.27)	(0.28)	(0.23)	(0.23)	(0.23)
Other(3)	(0.04)	(0.02)	(0.04)	0.09	—	0.02	0.04	0.10
Net decrease in members’ equity attributed to common shares	(0.32)	(0.29)	(0.32)	(0.19)	(0.29)	(0.22)	(0.20)	(0.14)
Net asset value for common shares at end of period	$8.47	$8.24	$8.47	$8.69	$8.91	$8.92	$8.82	$8.61
Common members’ equity at end of period	$141,269,797	$22,694,571	$55,394,464	$4,860,117	$557,846,331	$1,348,651	$301,581,640	$929,323
Common shares outstanding at end of period	16,686,555	2,755,488	6,543,180	559,197	62,579,936	151,230	34,208,597	107,938

Ratio/supplemental data for common shares (annualized)
Total return attributed to common shares based on net asset value	1.60%	1.90%	1.62%	3.14%	2.06%	1.75%	2.43%	3.03%
Ratio of net investment income to average net assets	1.03%	1.05%	1.02%	0.82%	0.96%	0.85%	0.98%	0.87%
Ratio of operating expenses to average net assets	3.72%	3.82%	3.71%	2.98%	3.47%	3.07%	3.56%	3.17%
Portfolio turnover rate	0.48%	0.48%	0.48%	0.48%	0.48%	0.48%	0.48%	0.48%
(1)The per share data for Class A, C, I, P-A, P-I, P-D, P-S and P-T shares were derived by using the weighted average shares outstanding during the period ended June 30, 2021, which were 16,809,147, 2,746,713, 6,551,267, 236,649 and 51,446,776, 76,683, 24,562,570, 36,256, respectively.
(2)Amount is less than $0.01 per share.
(3)Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Greenbacker Renewable Energy Company LLC's Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2022 (this “Quarterly Report”). The use of “we”, “us”, “our” and the “Company” refer, collectively to the Greenbacker Renewable Energy Company LLC and its subsidiaries, unless otherwise expressly stated or context otherwise requires. This report does not constitute an offer of any of the Company's managed funds described herein.
Forward Looking Statements
Various statements in this Quarterly Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results, or to our expectations regarding future industry trends, are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under “Risk Factors” and elsewhere in this Quarterly Report. All forward-looking statements are based upon information available to us on the date of this Quarterly Report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:
•volatility of the global financial markets and uncertain economic conditions, including rising interest rates, inflationary pressures, recessionary concerns or global supply chain issues;
•other changes in the economy;
•the ability to complete the under construction renewable energy projects that we acquire;
•our inability to obtain or re-negotiate long-term contracts for the sale of our power produced by our projects on favorable terms and our inability to meet certain milestones and other performance criteria under existing power purchase agreements (“PPA”);
•our relationships with project developers, lawyers, investment and commercial banks, individual and institutional investors, consultants, diligence specialists, engineering, procurement, and construction (“EPC”) companies, contractors, renewable energy technology manufacturers (such as panel manufacturers), solar insurance specialists, component manufacturers, software providers and other industry participants in the renewable energy, capital markets and project finance sectors;
•fluctuations in supply, demand, prices and other conditions for electricity, other commodities and renewable energy credits (“RECs”);
•public response to and changes in the local, state and federal regulatory framework affecting renewable energy projects, including the potential expiration or extension of the production tax credit (“PTC”), investment tax credit (“ITC”) and the related U.S. Treasury grants, potential reductions in renewable portfolio standards (“RPS”) requirements and the impacts of the recent passage of the Inflation Reduction Act of 2022;

•competition from other energy developers and asset managers;
•the worldwide demand for electricity and the market for renewable energy;
•the ability or inability of conventional fossil fuel-based generation technologies to meet the worldwide demand for electricity;
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
•our ability to operate our business efficiently, manage costs (including salary and compensation related expenses and other general and administrative expenses) effectively and generate cash flow;
•availability of suitable renewable energy resources and other weather conditions that affect our electricity production;
•the effects of litigation, including administrative and other proceedings or investigations relating to our renewable energy projects;
•non-payment by customers and enforcement of certain contractual provisions;
•the lack of a public trading market for our shares;
•the ability to make and the amount and timing of anticipated future distributions;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, natural or man-made disasters, pandemics or threatened or actual armed conflicts;
•future changes in laws or regulations and conditions in our operating areas;
•the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;
•fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S economy;
•failure to attract and retain qualified personnel, increased labor costs, and the unavailability of skilled workers; and
•our ability to achieve the cost savings and economies of scale expected to be realized as a result of the Company's management internalization.
Organizational Overview
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is a renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides investment management services to funds within the sustainable infrastructure and renewable energy industry. The Company conducts substantially all its operations through its wholly owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). Until May 19, 2022, the Company was externally managed by Greenbacker Capital Management LLC (“GCM”). As of and after May 19, 2022, the Company operates as a fully integrated and internally managed company after acquiring GCM and several other related entities, which are now wholly owned subsidiaries of GREC. The Company’s fiscal year-end is December 31.
The Company previously conducted continuous public offerings of Class A, C, and I shares of limited liability company interests, along with Class A, C, and I shares pursuant to the Company’s distribution reinvestment plan (“DRP”). Pursuant to the DRP, a shareholder owning publicly offered share classes may elect to have the full amount of cash distributions reinvested in additional shares. The public offerings were initially commenced in August 2013 and terminated March 29, 2019, raising a total of $253.4 million. The Company also privately offered Class P-A, P-I, P-D, P-T and P-S shares. These private offerings were conducted between April 2016 and March 16, 2022, raising a total of $1.4 billion. As of February 1, 2021, the DRP was amended to include all of the Company's privately offered share classes, and thus is available to all of its existing public and private shareholders. As of November 30, 2020, pursuant to the Company's Registration Statement on Form S-3D (File No. 333-251021), it is offering up to $20.0 million in Class A, C and I shares to its existing shareholders pursuant to the DRP. The Company also offers a share repurchase program (the "SRP") pursuant to which quarterly share repurchases are conducted to allow shareholders to sell shares back to the Company. As of March 17, 2022, the Company is closed to new equity capital and is no longer offering shares except pursuant to the DRP.
The organizational structure chart below depicts a simplified version of our structure as of the date of the filing of this Quarterly Report. This structure chart does not include all legal entities.
(1) Includes common shares, representing less than 1% of the Company’s outstanding shares, issued to Greenbacker Group LLC (“Group LLC”) and held back in the event Group LLC breaches its representations and warranties under the Contribution Agreement, and until such time as the survival period specified therein expires.

(2) Held directly or through entities owned by them. Refer to Note 3. Business Combinations under the Non-Investment Basis for a summary of these interests that were issued in connection with the Acquisition.
(3) Greenbacker Administration LLC (“Greenbacker Administration”) performs certain operational management, construction management, compliance and oversight services, as well as asset accounting and administrative services, for certain of our managed funds. In connection with the Acquisition, Greenbacker Administration also provides certain transitional services, which include financial and corporate recordkeeping services, to Group LLC and certain other parties. Refer to Note 14. Related Parties under the Non-Investment Basis for further details on these agreements.
(4) GCM is an SEC-registered investment adviser and provides investment management services to our managed funds, Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”), Greenbacker Development Opportunities Fund I, LP (“GDEV”), Greenbacker Development Opportunities Fund II, LP (“GDEV II”), Greenbacker Development Opportunities Fund I (B), LP (“GDEV B”), and Greenbacker Renewable Energy Company II, LLC (“GREC II”).
(5) We hold a 75.00% interest in the general partner of two of our managed funds, Greenbacker Development Opportunities GP I, LLC (“GDEV GP”). The amended and restated limited partnership agreements of GDEV and GDEV B provide for a 20.00% carried interest over an 8.00% hurdle, subject to side letter agreements. Refer to Note 14. Related Parties under the Non-Investment Basis for further details on these interests.
Management Internalization
On May 19, 2022, the Company completed a management internalization transaction (the “Acquisition”) pursuant to which it acquired substantially all of the business and assets, including intellectual property and personnel of its external advisor, GCM, an investment management and renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), Greenbacker Administration LLC ("Greenbacker Administration") and certain other affiliated companies. All of the acquired businesses and assets were immediately thereafter contributed by the Company to GREC. As a result of the Acquisition, the Company operates as a fully integrated and internally managed company with its own dedicated executive management team and other employees to manage its business and operations. The Company now operates with the capabilities of both an actively managed owner-operator of renewable energy businesses and as an active third-party investment manager of other funds within the sustainable infrastructure and renewable energy industry.
Business Overview
Our business objective is to generate attractive risk-adjusted returns for our shareholders, consisting of both current income and long-term capital appreciation, by acquiring and financing the construction and/or operation of income-generating renewable energy, energy efficiency and sustainable development projects, primarily within North America, as well as by providing investment management services to funds within the sustainable infrastructure and renewable energy industry where we expect to receive investment management and incentive fees.
The Company operates with the capabilities of both an actively managed owner-operator of renewable energy businesses and as an active third-party investment manager of other funds within the sustainable infrastructure and renewable energy industry. The Company currently operates in two reportable segments: Independent Power Producer (“IPP”) and Investment Management (“IM”).
The segment discussion following and included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Quarterly Report on Form 10-Q, reflects information on our business as of June 30, 2022 and includes the impact of the Acquisition.
Independent Power Producer Segment
Our IPP segment represents the active management and operations of our fleet of renewable energy projects, including those in late-stage development and construction. Our growth strategy for the IPP segment is to continue to build a diversified portfolio of renewable energy, energy efficiency and other sustainability-related projects and businesses.
We target IPP acquisitions that generally range between approximately $1 million and $250 million. We will seek to maximize our risk-adjusted returns by: (1) capitalizing on market opportunities; (2) focusing on hard assets that produce dependable cash flows; (3) efficiently utilizing government incentives where available; (4) employing creative deal structuring to optimize capital and ownership structures; (5) partnering with experienced financial, legal, engineering and other professional firms; (6) employing sound due diligence and risk mitigation processes; and (7) monitoring and managing our portfolio of assets on an ongoing basis. We may change our acquisition strategies without prior notice or shareholder approval.

Our preferred acquisition strategy is to acquire controlling equity stakes in our target assets or to be named the managing member of a limited liability company in order to oversee and supervise its operations. We define controlling equity stakes as companies in which we own 25% or more of the voting securities of such company, have greater than 50% representation on such company’s board of directors, or as the managing member of a limited liability company. However, we will also provide financing to projects owned by others, including through the provision of secured loans which may or may not include some form of equity participation.
We from time to time also provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity and preferred equity, and make minority equity investments. We from time to time also participate in projects by acquiring contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of a project. We may also make equity investments in or loans to parties financing the supply of renewable energy and energy efficiency to residential and commercial customers or adopting strategies that encourage energy conservation to reduce the consumption of energy by those customers. Our strategy is flexible, and we balance long-term cash flow certainty, which we can achieve through long-term agreements for our projects, with shorter-term arrangements that allow us to potentially generate higher risk-adjusted returns.
We expect to supplement our equity capital and increase potential returns to our shareholders through the use of prudent levels of borrowings both at the corporate level and the project level. In addition to any corporate credit facility or other secured and unsecured borrowings, we use a variety of other financing methods at the project level as necessary, including but not limited to joint venture structures, back leverage loans, construction loans, tax equity bridge loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, we may issue publicly or privately placed debt instruments. When appropriate, we will seek to replace short-term sources of capital with long-term financing.
We have historically focused on solar, wind and energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics due to the relative predictability of sunlight over the course of time compared to other renewable energy technologies, and therefore we expect them to provide more stable income streams. However, technological advances in wind turbines and other energy-generation technologies, as well as government incentives, also make wind energy and other types of projects attractive. Solar energy projects provide maximum energy production during daylight hours in the summer months when days are longer and nights shorter. Conversely, wind energy projects tend to provide more energy production during nighttime hours and during the winter months thus providing a diversified production profile. Solar energy projects vary in size from hundreds of kilowatts (“kW”) to hundreds of megawatts (“MW”) and tend to have minimal environmental impact, enabling such projects to be developed close to areas of dense population where electricity demand is highest.
Over time, we have broadened our strategy, and expect to continue to broaden our strategy to include other types of renewable energy projects and energy efficiency projects and businesses, which may include battery storage, hydropower assets, geothermal plants, biomass and biofuel assets, combined heat and power technology assets, fuel cell assets and other energy efficiency assets, among others, and to the extent we deem the opportunity attractive, other energy and sustainability-related assets and businesses.
As of June 30, 2022, our fleet was composed of 425 renewable energy projects with an aggregate power production capacity of approximately 2.9 gigawatts (“GW”) when fully operational.

Technology	Number of Assets		Capacity in Megawatts ("MW")
	Operating	Pre-Operating	Operating	Pre-Operating
Solar	269	101	809.2	1,563.7
Wind	16	N/A	386.1	N/A
Biomass	1	N/A	12.0	N/A
Battery Storage	17	17	10.7	73.3
Energy Efficiency	4	N/A	N/A	N/A
Total	307	118	1,218.0	1,637.0
We have diversified our fleet of renewable energy projects both by industry type as illustrated above, and geographically. As of June 30, 2022, our fleet was spread across 32 states, Canada, Puerto Rico and Washington, D.C.

PORTFOLIO ASSET MAP*
* Solar asset in Canada is not shown on the map

REGIONAL BREAKDOWN (% Capacity)

South Region, 3%
West Region, 10%
East Region, 44%
Mountain Region, 20%
Mid-West Region, 23%

TOTAL OPERATING CAPACITY (% Capacity)
Biomass, 1.0%
Battery Storage, 0.9%
Wind, 31.7%
Solar, 66.4%

TOTAL PRE-OPERATING CAPACITY (% Capacity)

Battery Storage, 4.5%
Solar, 95.5%

CAPACITY BREAKDOWN
Technology	Percent capacity (%)	Size (MW)
Solar	83.1	2,373.0
Wind	13.5	386.1
Battery Storage	2.9	84.0
Biomass	0.4	12.0
Our renewable energy projects generate revenue primarily by selling (1) generated electric energy and/or capacity to local utilities and high-quality utility, municipal, corporate and in the case of community solar, residential counterparties; and (2) in some cases, RECs, EECs and other commodities associated with renewable generation or related incentives. We seek to acquire or finance projects that contain transmission infrastructures and access to power grids or networks that will enable the generated power to be sold. We generally expect our projects will have Power Purchase Agreements (“PPAs”) with one or more counterparties, including local utilities or other high-credit-quality counterparties, who agree to purchase the electricity generated from the project. We refer to these PPAs as “must-take contracts,” and we refer to these other counterparties as “offtakers.” These must-take contracts in general are output-based and guarantee that all electricity generated by each project will be purchased.
As of June 30, 2022, the PPA contracts in our existing operating fleet have approximately 18 weighted average years remaining prior to exposure to market prices.
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
We employ a rigorous credit underwriting process for each of our contractual counterparties, including: (1) identification of high-credit-quality counterparties with appropriate bonding and insurance capacity; (2) where available, the review of counterparty financial statements and/or publicly available credit rating reports; (3) worst-case analysis testing of assets; and (4) ongoing monitoring of acquired assets and counterparty creditworthiness, including monitoring the public credit ratings reports issued by Moody’s and Standard and Poor’s.

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
A number of the PPAs for our projects are structured as “behind-the-meter” agreements with residential, commercial or government entities. Under the agreements, all electricity generated by a project will be purchased by the offtaker at an agreed-upon rate that may be set at a slight discount to the retail electric tariff rate for the offtaker. These agreements also typically provide for annual rate increases over the term of the agreement, although that is not a necessary requirement. The behind-the-meter agreement is generally long term in nature, and further typically provides that, should the offtaker fail to fulfill its contractual obligation, in some cases electricity that is not purchased by the offtaker may be sold to the local utility, usually at an equivalent wholesale spot electric rate, more typically the projects would have remedies available in terms of make whole and termination provisions that seek to satisfy the required economics of the deal.
The following chart illustrates the allocation by percentage of the Company’s contracted offtakers by counterparty type and creditworthiness as of June 30, 2022:

HIGH-CREDIT-QUALITY OFFTAKERS (% Capacity)

Investment-Grade Municipality, 4.7%
Investment-Grade Corporation, 8.0%
Non-Rated*, 11.0%
Investment-Grade Utility, 76.3%

* Non-rated offtakers are unrated by credit rating agencies.
Acquisition of Pre-Operating Assets
We believe that the hallmark of a successful acquisition strategy is the ability to take advantage of new opportunities and adjust to changing market conditions. Over the years, the Company observed an increase in the opportunities to participate in projects that were largely similar to our operating assets in terms of the long-term risks, but which promised additional returns if we could manage additional risks in the early stages of the investment lifecycle. As a result, we expanded our investment capabilities to include four basic investment categories:
1.Operating Assets – We will continue to acquire, and invest in solar, wind and other alternative energy assets that are already in commercial operation and generating investment returns through the sale of contracted electricity and environmental attributes.
2.Assets before their Commercial Operation Date (“COD”) – We will also purchase assets that have been constructed by developers but have not been placed in service. Functionally these assets are generally ready to generate electricity but have not reached a milestone known as permission to operate (“PTO”) with the local utility or COD. While we have determined that a modest investment premium could be obtained by investing before PTO and COD, most importantly the term of the contracted cash flows is maximized through this strategy.
3.Assets at Notice to Proceed (“NTP”) – We further determined that we could invest in assets that had not yet been constructed but that had received substantially all of the contracts necessary to operate and permits necessary to begin construction, a milestone known as NTP. While potentially riskier than operating or pre-COD projects due to the level of construction risk, we believe that the additional return associated with these projects more than compensates for the additional risk. Furthermore, when we invest in NTP assets we generally have the added benefit of having more control of equipment selection and implementation of construction best practices, which positively affects the long-term performance of our plants. With the continued growth of the renewable energy market, driven by increases in the level of Renewable Portfolio Standards in several states and the recent passage of the Inflation Reduction Act ("IRA"), we identified a significant number of NTP transactions coming to market and an opportunity to develop strong pipeline-type relationships with the developers of these projects. Besides increasing returns to investors, this has enabled management to substantially increase our access to a proprietary pipeline of sound projects.
4.Special Situations – We also determined there are market opportunities for selected projects driven by either technical or financial issues, either at the project or owner level, that can be resolved by accessing the broad range of expertise we have in-house to deal with our day-to-day operations. Therefore, we determined that on a limited basis we would make investments that have these characteristics, since by resolving the issues, we have the potential to generate attractive returns. We believe that the number of these "distressed" assets may increase materially over the coming years.
In order to execute this this broader investment strategy, we have built a dedicated team of technical asset management professionals. We now have a team of experienced engineers, operations and maintenance experts, and construction professionals, which enabled us to expand our investment focus into these additional categories of investment. In addition to the expansion of our current investment strategy as laid out above, have a team of experienced engineers and construction managers, increases our ability to extract revenue from aging renewable energy assets through repowers and plant optimization. Having access to this level and breadth of expertise is a major competitive advantage for us in the marketplace.
Strategic Considerations of Acquiring NTP Projects
We believe that acquiring renewable energy projects across the four categories discussed above provides the best opportunity for us to generate attractive returns over the medium term, diversify our portfolio, and create a proprietary pipeline of sound investment opportunities for future growth. The downside of this approach is that investing in pre-operational solar and wind projects has a negative impact on near-term cash flows as material amounts of our capital is invested in non-yielding assets. To minimize the downside effects of the strategy, management continues to explore more sophisticated financing tools to enable us to direct more of our investable capital into current income-generating investments going forward. As the size of our portfolio grows, our ability to access the more sophisticated financial products increases.
Our Financing Strategy
We supplement our equity capital and increase potential returns to our shareholders through the use of prudent levels of borrowings both at the corporate level and the project level. The Company's Fifth Amended and Restated Limited Liability Company Operating Agreement (the “Fifth Operating Agreement”) does not impose limitations on the amount of borrowings we may employ, either at the corporate level or the project level. Our current policy is to generally target a leverage ratio of up to $2 of debt for every $1 of equity on our overall acquisition strategy for IPP, with individual allocations of leverage based on the mix of asset types and obligors; however, we will in no event exceed a leverage ratio of $3 of debt for every $1 of equity, unless any excess is approved by a majority of our independent directors. In addition to any corporate-level credit facility or other secured and unsecured borrowings, we expect to use other financing methods at the project level as necessary, including joint venture structures, back leverage loans, construction loans, tax equity bridge loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions, and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, we may issue publicly or privately placed debt instruments. Our indebtedness may be recourse or non-recourse and may be cross-collateralized. In addition, we may invest in assets subject to existing liens, or may refinance the indebtedness on assets acquired on a leveraged basis. We may use the proceeds from any borrowings to acquire assets, refinance existing indebtedness, finance investments, fund distributions or for general corporate purposes. In addition to these financing methods, we may utilize tax equity structures to monetize U.S. federal income tax attributes.
Investment Management Segment

Our IM segment represents GCM’s investment management platform – a sustainable infrastructure, renewable energy, energy efficiency and sustainability-related asset management company that focuses on project acquisition, financing, consulting and development and that is registered as an investment adviser under the Advisers Act. The Company believes that the IM business will enable it to further diversify its revenue streams through investment management and certain administrative services for investment funds on behalf of external stakeholders which invest in adjacent areas of the sustainable infrastructure space. GCM’s platform will allow the Company to raise and deploy capital for the managed funds – consistent with our overall mission and expanding our ability to positively impact social and environmental challenges. Since inception, GCM’s management team has developed significant commercial relationships and capital raising process across multiple industries that we can continue to develop and grow. Both the IPP and GCM’s IM business have complementary growth strategies that will provide the Company with diversification in its revenue streams as well as giving us several alternate ways of raising capital, decreasing our reliance upon public capital markets for growth. Additionally, we expect that the combination will enable the Company to benefit from cost savings through the sharing of overhead and through the elimination of management fees that were formerly being charged to the Company by its external investment manager. We believe that this has the potential to result in an increase in the value of the Company, as the fully integrated and internally managed company will represent a platform that can take advantage of many market opportunities while at the same time reducing the Company's overhead and increasing its profitability through the inclusion of IM revenue streams.
The services performed by our IM business include capital raise and deployment, marketing and other investor relations functions as well as technical asset management, finance and accounting and other administrative service for managed funds in the sustainable infrastructure renewable energy industries.
The primary source of IM revenues are management fees earned. Management fee revenue earned by our IM business are generally based upon the underlying net asset value of the managed funds for which GCM provides investment management services. For certain of our IM customers, the Company is also eligible to receive certain performance-based fees.
An additional revenue source for IM will include, for certain managed funds, administrative services performed by Greenbacker Administration. These services include technical asset management, finance and accounting, legal and other costs incurred by the Company in performing its administrative services. GCM’s managed funds will be charged their allocable portion of such costs with no margin.
Prior to the Acquisition, GCM served as the external manager of five investment entities – the Company, GROZ, GDEV, GDEV B, and GREC II. The Advisory Agreement between GCM and the Company was terminated in connection with the Acquisition. However, the Company continues to provide investment management services to GROZ, GDEV, GDEV B, and GREC II as a result of the acquisition of GCM. A summary of the managed funds is included below.
Greenbacker Renewable Opportunity Zone Fund
Greenbacker also operates GROZ, an investment vehicle dedicated to investing in renewable energy investment opportunities that are located within “Qualified Opportunity Zones” as designated by the Internal Revenue Service, in order to capture the potential growth from, and the advantages offered under, the JOBS Act. Qualified Opportunity Zones target lower income communities in the United States that, with capital investment, have significant potential for economic development and job creation. GROZ is now closed to new investment.
Base management fees under GCM's advisory fee agreement with GROZ are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital for GROZ. The Company is also eligible to receive certain performance-based incentive fee distributions from GROZ, including upon liquidation of GROZ, subject to certain distribution thresholds as defined in the Amended and Restated Limited Liability Company Operating Agreement of GROZ.
Greenbacker Development Opportunities Fund I & II and Greenbacker Development Opportunities Fund I (B)
In October 2020, GDEV was launched to make private equity and development capital investments in the sustainable infrastructure industry. GREC’s investment in GDEV is synergistic with the Company’s core business, and it is expected to help retain and strengthen existing project developer relationships, increase the number of developer relationships that do business with the Company going forward, generate incremental investment opportunities for the Company and give the Company insights into new markets and trends within the industry. GDEV B was launched in March 2022 as a parallel fund to GDEV.
As the initial investor, GREC was awarded a 10.00% carried interest participation in GDEV GP, GDEV and GDEV B’s general partner. The amended and restated limited partnership agreements of GDEV and GDEV B provide for a 20.00% carried interest over an 8.00% hurdle, subject to side letter agreements. On May 19, 2022, the Company acquired a 75.00% equity interest stake in GDEV GP.
In conjunction with the Acquisition and specifically the acquisition of a 75.00% equity interest in GDEV GP, the Company also assumed GDEV GP's additional commitment to GDEV and gained control over GDEV GP. Additionally, the Company through the GDEV GP’s role as general partner of GDEV, assumed operational control over GDEV. As a result of the Company consolidating GDEV, management fee revenue of $0.2 million earned under the advisory agreement with GDEV is considered intercompany revenue and is therefore eliminated in consolidation.
In March 2022, GCM closed GDEV and GDEV B to new investors and has launched a successor fund called Greenbacker Development Opportunities Fund II, LP (“GDEV II”).
Greenbacker Renewable Energy Company II, LLC (“GREC II”)
GREC II was launched in May 2022 and is an investment vehicle that intends to acquire, own and operate renewable energy projects with an emphasis on up-and-coming areas of the energy investment sector, including battery storage, mobility and other related investments. GREC II is structured as a total return vehicle which is expected to prioritize long term internal rates of return over near-term cash yields. GREC II intends to deploy into pre-construction and operating renewable energy projects, as well as energy efficiency, battery storage, mobility and other related investments. Due to GREC II's early stage of development, the Company did not earn any management fees under the advisory agreement during the period ended June 30, 2022.
Refer to Note 14. Related Parties under the Non-Investment Basis for further details.
General Market Overview for Alternative Energy Projects
The U.S. electric consumer expects a virtually error-free, consistent supply of sufficient electricity at all times for all purposes. The U.S. power industry, which includes energy generation and transmission, is structured to ensure sufficient, constant supply of energy to all end-users to meet varying demand requirements on a minute-by-minute basis. Historically, the mix of electricity supply was dependent largely on fossil fuels such as coal and natural gas as well as nuclear and hydroelectric power. However, this is changing rapidly due to the rise of renewable energy as well as the ongoing electrification of the transportation fleet. According to the U.S. Energy Information Administration (the “EIA”), as late as 2014, fossil fuels such as coal, petroleum and gas supplied about 67% of the U.S.’s requirements. Since then, however, there has been a shift in the mix highlighted by a substantial rise in both natural gas, which has now overtaken coal as the primary source of electricity generation, and renewables which surpassed 20% of the generation mix in 2021. EIA expects this trend to continue, estimating that in 2022, solar power alone will account for nearly 50% of new U.S. electric generating capacity. The advance of renewable energy has also created new opportunities in adjacent energy transition investments including energy storage and grid enhancements. Furthermore, advances in electric vehicle adoption have created a substantial need for investment in charging stations and other related infrastructure. According to Bloomberg, in 2021, “energy transition and climate tech – including renewable energy, energy storage, electrified vehicles and heating, hydrogen, nuclear power, sustainable materials and carbon capture – attracted more than $900 billion. Energy transition opportunities specifically attracted $755 billion, a 25% increase over 2020 investment, double what was invested in 2015, and a more than 20-fold increase since 2004.” These trends appear to be accelerating. Bloomberg has estimated that getting the U.S. to zero carbon by 2050 will require up to $2.5 trillion in investment by 2030.
Over the past decade, renewable energy adoption has been driven largely the following trends:
The decline of coal. The U.S. coal industry is rapidly declining in the face of lower-cost natural gas and renewable energy, and regulations designed to reduce greenhouse gas emissions and protect public health. Additionally, the majority of retiring utility-scale power generation is from coal-burning facilities – and are being replaced by cheaper renewables.
Falling price of renewables and storage. The cost of renewable energy and energy storage has fallen substantially over the past decade, making renewable energy the lowest-cost provider of new generation in many markets.
State mandates. States' clean energy goals to use more renewable energy sources have contributed to the historic growth of renewables and are likely to drive further growth.
Federal support. Availability of government and other financial incentives for building new renewable capacity has supported the case for renewables when they were priced. This includes the passage of the Inflation Reduction Act of 2022.

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
The U.S. Renewable Energy Industry Has Been a High-Growth Market
The market for renewable energy has grown rapidly over the past decade. According to the EIA, renewables now account for over 20% of U.S. electric generation and installed capacity has more than doubled over the past decade. In 2021, renewable energy sources generated a record 826 billion kilowatt-hours of electricity.
The U.S. Renewable Energy Industry Is Expected to Be a High-Growth Market for Decades
We believe that demand for renewable energy will continue to grow as countries seek to reduce their dependence on outside sources of energy, and as the political and social climate continues to demand social responsibility on environmental matters. The EIA anticipates that generation from solar power alone will account for over 20% of electricity generation by 2050; up from 3% today.
Investments in Energy Transition Investments Have Grown Exponentially and Are Anticipated to Continue
According to Bloomberg, global investment in energy transition hit $755 billion in 2021, the highest total ever, and these trends are expected to grow considerably going forward.
Tax Equity Capital Sources in the Renewable Energy Market
Our future growth depends in significant part on our ability to raise capital from tax equity investors and lenders on competitive terms to help finance the development and construction and operations of our projects. We have historically used a variety of structures including tax equity financing, construction loan financing, tax equity bridge loan financing, back leverage loan financing, and subordinated non-recourse financing to help fund our operations. Our ability to raise capital from tax equity investors and lenders is also affected by general economic conditions, the state of the capital markets, inflation levels, and concerns about our industry or business. See “Liquidity and Capital Resources” below for further details on capital raising and the effective management of our capital structure.
Tax equity is an important source of financing for renewable energy projects. The federal government first introduced renewable energy tax credits with the Energy Tax Act of 1978, with the aim of supporting sustainable energy infrastructure and reducing dependence on foreign and non-renewable energy sources. The Act allowed businesses and individuals to reduce their tax bills by a percentage of the amount they spent on qualified investments in property and equipment for solar and wind energy (up to certain limits). These tax benefits have expanded in the decades since, and today the federal government offers renewable energy investors larger tax credits, along with other incentives. The wide appeal of these tax benefits has given rise to a robust tax equity market with sophisticated capital market participation. A tax equity investor — which could be a financial institution, insurance company or corporation — contributes capital based on construction milestones in exchange for a share of the tax credits (and other tax benefits such as accelerated depreciation) and cash flows generated by a qualifying physical investment.
There are two main tax federal credits provided for renewable energy projects:
1.    ITC: This tax credit is equal to 30% of a renewable energy or energy storage project’s eligible cost.
2.    PTC: This tax credit, currently stands at 2.6 cents per kilowatt hour (kWh) of electricity generated during the first 10 years of operation.
In general, our tax equity investments are structured using the "partnership flip" structure. Under partnership flip structures, we and our tax equity investors contribute cash into a partnership to fund the acquisition of renewable energy or energy storage systems. Upon the satisfaction of certain conditions precedent, tax equity fund commitments become available. The conditions precedent to funding vary across our tax equity funds but generally require that we have entered into a PPA with a credit worthy off taker, that the renewable energy system is expected to be eligible for the Section 48(a) ITC or Section 45(a) PTC, there is a recent appraisal from an independent appraiser establishing the fair market value of the renewable energy system, certain construction milestones are met and verified by an independent engineer and the property is in an approved state or territory. Initially, the tax equity investor receives substantially all of the non-cash value attributable to the renewable energy systems and energy storage systems, which includes accelerated depreciation and Section 48(a) ITCs or Section 45(a) PTC; however, we typically receive a majority of the cash distributions, which are typically paid quarterly. These allocations then flip once certain time or yield based milestones are met. Time based flips occur on a set date after a five-year recapture period while yield based flips occur after the tax equity investor achieves a specified return typically on an after-tax basis. After the flip occurs, we receive substantially all of the cash and tax allocations.
Current Competition in the Alternative Energy — Solar Marketplace
The solar financing market started as a cottage industry where developers would bring together high-net-worth investors to fund single solar and wind transactions. Though successful in jump starting the industry, true capital formation is a relatively new phenomenon and is not as well developed as in other asset classes. Currently in the renewable energy — marketplace, there are several sources of capital:
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
•Institutional Investors and Utilities. Comprised of large life insurance companies, pension funds, infrastructure funds, and large public utilities. This sector dominates investment in the larger projects (e.g., $100.0 million or greater). We tend not to encounter this group in our middle market Commercial and Industrial (“C&I”) segment but do see these players when targeting the larger projects in our portfolio.
In management’s view, the Company has been competitive in bidding for solar assets against all these sources of capital and maintains a significant pipeline of deals which can be consummated as offering proceeds are raised.
Opportunities in Solar Power Today
Solar was the leading source of new utility-scale capacity in 2021, while coal is projected to account for 85% of retirements in 2022.
We believe that the greatest opportunity exists within the small utility scale, commercial solar and community solar sectors of the market. In the small utility scale market, the Company can buy assets with similar commercial attributes to the large utility scale projects — investment-grade offtaker, same equipment and warranties, same operations and maintenance service provider — but where returns are higher.
We have also noted a growing trend among U.S. corporations to work with developers and financiers to provide renewable power for their operations. Driven by a desire to save money, create certainty around long-term electricity prices and support green marketing initiatives, the C&I sector is rapidly becoming one of the most exciting parts of the renewable energy project market. These deals tend to be smaller than utility scale solar, which fits well with our strategy of focusing on the middle market sector of the industry.
A number of U.S. states have adopted programs that encourage the development of community solar projects, where groups of companies, municipalities and individuals can buy renewable power from solar and wind plants that are located within the customers' utility zone. While there are certain complexities associated with such projects, we are closely monitoring the rapid growth of this sector.
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
By working closely with developers to efficiently close their transactions, we are seeking to create a sustainable competitive advantage which will lead to recurring and consistent deal flow. Importantly, our strategy is differentiated from the developer/owner operators mentioned above, because we do not seek to compete with the developers. Rather, we work with developers so that they can focus their activities on development while we focus on the financing and long-term ownership of their developed assets. This alignment of interests is mutually beneficial and symbiotic.
Current Competition in the Alternative Energy — Wind Marketplace
For the U.S. wind industry, 2021 was one of its strongest years to date with 14 GW of new wind installed, according to the EIA. That growth is expected to continue, with the EIA reporting that another 10 GW of wind capacity is already expected to come online in 2022.
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
Opportunities in Wind Today
We believe that the middle market segment presents the best opportunities for investment. This sector faces less competition for assets than the large utility scale sector, which tends to be highly competitive. Furthermore, we believe that targeted investments in select wind opportunities provide us with increased diversification of cash flows stemming from the fact that wind assets tend to perform better in the winter months while solar tends to perform better in the summer months.
We believe that this countercyclical diversification is highly beneficial in managing our cash flows throughout the year. We also believe that we are well positioned to find target assets in this sector, we have acquired over 200 MW of wind assets over the past two years. These purchases have enabled us to build relationships with respected developers which we may be able to work with in the near future.
General Market Overview for Battery Storage
In the first quarter of 2022, corporate funding in the battery storage sector was up 222% from the previous quarter, totaling $12.9 billion across 26 corporate funding deals, according to Mercom Capital.1 This was driven by falling costs, particularly in certain battery chemistries such as lithium-ion. According to a recent analysis by Lazard in its “Levelized Cost of Storage Analysis (LCOS 6.0),” storage costs have declined across most use cases and technologies, particularly for shorter-duration applications. In addition, long-duration storage has begun to gain traction as a commercially viable solution to challenges created by intermittent energy resources such as solar or wind.
Due to its potential for rapid growth, as well as new state mandates rapidly falling costs for both short-term and long-term storage, battery storage represents a large and growing investment opportunity, we believe, for the foreseeable future.
General Market Overview for Investment Management
While there continues to be a great deal of turmoil in the public equity and debt markets, and therefore significant headwinds in the investment management business in general, alternative investment managers continue to experience strong capital inflows as investors look to diversify away from public stocks and bonds and towards investments in alternative strategies that they judge to be less correlated to public market movements. Indeed, through June 2022, fundraising for non-traded alternative investments totaled $61.8 billion; a 95 percent increase over the same period of 2021 according to Robert A. Stanger and Company.2 While higher interest rates and the potential for recession may impact some of these alternative strategies in the coming years, overall performance in the sector has been strong through the second quarter of 2022.
Presentation of Key Factors Impacting Our Operating Results and Financial Condition
The results of our operations are affected by a number of factors, and will primarily depend on, among other things, the supply of renewable energy assets in the marketplace; the revenues we receive from renewable energy and energy efficiency
1 Corporate Funding for Battery Storage Companies Up by 222% in Q1 2022 - Mercom India
2 Non-Traded Alts Raise $62 Billion Through June, Stanger Again Lowers REIT/BDC Sales Projections - The DI Wire

projects and businesses; the market price of electricity; the availability of government incentives; local, regional and national economies; general market conditions; and the amount of our assets that are operating versus those that are non-operating because they are currently under construction and the cost to construct such assets. Additionally, our operations are impacted by interest rates and the cost of financing provided by other financial market participants. Many of the factors that affect our operating results are beyond our control. The results of our operations are further affected by the growth of GCM's asset management platform and the related generation of management fee and incentive fee revenue. Additionally, our results of operations will be impacted by our ability to achieve synergies and economies of scale expected from the Acquisition.

General Market Risks

Our business and the success of our strategies are affected by global and national economic, political and market conditions generally and also by the local economic conditions where its assets are located. Certain external events such as public health crises, including the novel coronavirus (“COVID-19”) and its variants, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns. Although more normalized activities have resumed and there has been improvement due to global and domestic vaccination efforts, at this time we cannot predict the full extent of the impacts of the COVID-19 pandemic on the Company and the economy as a whole. Additionally, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases. The full impact of such external events on the financial and credit markets and consequently on our financial conditions and results of operations is uncertain and cannot be fully predicted. We will continue to monitor these events and will adjust our operations as necessary.
Size of Fleet
The size of our fleet of operating renewable energy projects is a key revenue driver. Generally, as the size of our fleet grows, the amount of revenue we receive will increase. In addition, our fleet of renewable energy projects may grow at an uneven pace, as opportunities to make investments in our target assets may be irregularly timed, and the timing and extent of our success in acquiring such assets, cannot be predicted.
Credit Risk
We expect to encounter credit risk relating to (1) counterparties to the electricity sales agreements (including power purchase agreements) for our projects, (2) counterparties responsible for project construction and equipment supply, (3) companies in which we may invest and (4) any potential debt financing we or our projects may obtain. When we are able to do so, we seek to mitigate credit risk by entering into contracts with high quality counterparties. However, it is still possible that these counterparties may be unable to fulfill their contractual obligations to us.
If counterparties to the electricity sales agreements for our projects or the companies in which we invest are unable to make payments to us when due, or at all, our financial condition and results of operations could be materially adversely effected. While we seek to mitigate construction related credit risk by entering into contracts with high quality EPC companies with appropriate bonding and insurance capacity, if EPCs to the construction agreements for our projects are unable to fulfill their contractual obligations to us, our financial condition and results of operation could be materially adversely effected.
Pre-Operational Assets
The increasing amount of pre-operational renewable energy projects in our IPP business is a significant factor in our revenue. As the Company acquires additional pre-operational assets, we must finalize construction and reach commercial operations before revenue is generated. We believe these assets, once operational, will generate significant operating revenues and cash flow for our business.
Electricity Prices
Investments in renewable energy and energy efficiency projects and businesses expose us to volatility in the market prices of electricity. Although we generally seek projects that have long-term contracts, ranging from 10 to 25 years, which mitigate the effects of volatility in energy prices on our business, to the extent that our projects have shorter term contracts that have the potential of producing higher risk-adjusted returns, such shorter-term contracts may subject us to risk should energy prices change.
Generally, our projects benefit from take-or-pay agreements, with terms structured to take 100% of the power output. We believe the take-or-pay nature of our contracts is a significant factor in managing our exposure to the daily volatility of the electricity market prices. On average, the contracts in our existing operating portfolio have an approximate remaining life of 18 years.
Impact of Government Incentives
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
Corporate entities are eligible to receive benefits through tax credits, such as PTCs, ITCs, tax deductions, and accelerated depreciation, as described below.
U.S. Federal Incentives:
Corporate Depreciation: Modified Accelerated Cost Recovery System (“MACRS”)
Under MACRS, owners of renewable energy and some energy efficiency projects can recover capital invested through accelerated depreciation, which reduces the payment of corporate tax. Bonus depreciation under Section 168(k) of the Internal Revenue Code was extended and modified by the Tax Cuts and Jobs Act of 2017 (the “TCJA”). Businesses can now immediately deduct 100% of the cost of eligible property in the year it is placed in service, through 2022. Also, the TCJA eliminated the rule that made bonus depreciation available only for new property. The changes in the TCJA provided more flexibility than the prior bonus depreciation rules in that they permit a taxpayer to depreciate an asset that is not new; however, the asset must be acquired from a third party in an arm’s-length sale.
Inflation Reduction Act
On August 16, 2022, U.S. President Joe Biden signed the IRA into law, ratifying the most significant climate legislation in U.S. history. The IRA’s $369 billion federal package is designed to enhance U.S. energy security, reduce greenhouse gas emissions, increase domestic development, employment, and investment in the clean energy sector, and ultimately tackle the climate crisis. This landmark legislation makes decarbonization a national priority of the United States and serves as an acknowledgement of the urgency of the global climate crisis.
According to Princeton University's Rapid Energy Policy Evaluation and Analysis Toolkit Project (“REPEAT”), the IRA would drive nearly $3.5 trillion in cumulative capital investments into the energy industry through the next decade and cut annual emissions in 2030 by an additional ~1 billion metric tons below current policy, which would be 50% below 2005 levels. REPEAT projects an increase to 49 GW of solar deployed per year by 2025, which is approximately five times higher than capacity additions in 2020.
The IRA provides strong tailwinds to the renewable energy industry – amongst other provisions, the long-awaited increases to the ITCs and PTCs are expected to improve economics for wind, solar, and storage projects. Notable provisions of the IRA are summarized in the following table.

SOLAR/WIND ITC	•Increases back to 30% (was 26% in 2022 and planned to be 22% in 2023)

WIND PTC	•Increases rate to $0.026/kWh (extended to 100% of credit amount; was down to 40%)

SOLAR PTC	•Included a new rate of $0.026/kWh (in line with Wind PTC)

STORAGE ITC	•New ITC of 30% •Encourages stand-alone storage vs. current incentives which push towards solar + storage

ADDITIONAL POTENTIAL CREDITS (for both ITC & PTC)	•10-20% for low-income communities •10% for energy communities •10% for domestic content

OTHER NOTABLE MENTIONS
•Incentive levels described above require project to meet several requirements such as prevailing wage and apprenticeship requirements (projects >1MWac)
•Interconnection eligibility (projects <5MWac)
•EV and Hydrogen credits, resource neutrality after 2024, direct pay and transferability

State Incentives:
Renewable Portfolio Standards (“RPS”)
RPS, while varying based on jurisdiction, specify that a portion of the power utilized by local utilities must be derived from renewable energy sources. States have created these standards to diversify their energy resources, promote domestic energy production an encourage economic development. Certain states have also adopted Clean Energy Standards ("CES"), which includes all sources of energy that have zero carbon emissions. According to the U.S. EIA, 31 states and the District of Columbia have enacted RPS or CES programs, set mandates, or set goals that require utilities to include or obtain a minimum percentage of their energy from specific renewable and other clean energy sources. Under the RPS programs, utilities can (1) build or own renewable energy generation facilities, (2) purchase energy or RECs generated from renewable energy generation facilities, or (3) pay a penalty for any shortfalls in meeting the RPS.
Renewable Energy Credits (“RECs”)
RECs (or EECs) are used in conjunction with compliance with an RPS program or as tradable certificates that represent a certain number of kilowatt hours of energy that have been generated by a renewable source or that have been saved by an energy efficiency project, which provide further support to renewable energy initiatives. RECs are produced in conjunction with the generation of renewable energy and can be used for state RPS compliance or traded or sold to load-serving entities or to third parties, brokers and other market makers for investment purposes. Many states have specific compliance carve-outs for different types of renewable generation.
Feed-In Tariffs
Certain U.S. states and provinces of Canada have implemented feed-in tariffs (“FITs”) that entitle the renewable energy producer to enter into long-term contracts pursuant to which payment is based on the cost of generation for the diverse types of renewable energy projects. In addition to differences in FITs based on the type of project, FITs vary based on projects in various locations, such as rooftops or ground-mounted for solar photovoltaic projects, different sizes, and different geographic regions. FITs are available to anyone including homeowners, business owners, farmers, as well as private investors. The tariffs are typically designed to ratchet downward over time to both track and encourage technological change.
Changes in Market Interest Rates

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
Management Fee and Incentive Fee Revenue
Following the completion of the Acquisition, we no longer pay management fees or incentive fees, which had historically increased in correlation to the size of our portfolio. However, following the completion of the Acquisition, we will generate management fee and incentive fee revenue from the provision of investment management services through GCM's platform. We will also earn administrative revenue, which will represent a reimbursement of costs incurred for such services for certain of our managed funds.
General and Administrative Expenses
Following the completion of the Acquisition, our general and administrative expenses primarily consist of direct employee compensation costs. In addition, our general and administrative expenses include certain professional fees, consulting, and other general and administrative expenses not previously incurred based upon our externally managed structure. Given our current team and structure, we expect that as our portfolio grows, we will experience limited increases in general and administrative expenses in the next few years after 2022, such that those expenses will grow at a significantly slower rate than the overall portfolio and corresponding revenues.
Key Factors Affecting the Comparability of our Results of Operations
As a result of the Acquisition and other steps taken by the Company to transition the focus of the Company's business from being an investor in clean energy projects to a diversified independent power producer coupled with an investment management business, the Company is required to transition the basis of its accounting. Since inception, the Company's historical financial statements have been prepared using the investment company basis of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). ASC 946 (or “Investment Basis”) requires that if there is a subsequent change in the purpose and design of an entity, the entity should reevaluate its status as an investment company. Based on the above noted changes, management determined the Company no longer exhibits the fundamental characteristics of and no longer qualifies as, an investment company as defined in ASC 946. As a result, the Company is required to discontinue the application of ASC 946 and, in connection therewith, begin applying other non-investment company U.S. generally accepted accounting principles (“U.S. GAAP”) prospectively beginning May 19, 2022 (the closing of the Acquisition).
As the change in status occurred during the Company’s second fiscal quarter, the results of operations as included in this Quarterly Report on Form 10-Q have been presented as they would be for an investment company under ASC 946 for all historical periods presented and through May 18, 2022, and presented as they would be under other non-investment company U.S. GAAP accounting (“Non-Investment Basis”) for the time period between May 19, 2022, the effective date of the change in status, through June 30, 2022. Given that the financial statements prior to and subsequent to the change in status are not comparable, the Company will present separate Consolidated Financial Statements, including footnotes as applicable, for the time periods prior to and subsequent to May 19, 2022.
In order to provide investors with more meaningful information regarding results of our operations, we present the following discussion of our results of operations. This information does not purport to represent our historical consolidated financial information, and it is not necessarily indicative of our future results of operations. However, in light of the significant differences that will exist between our future financial information and our historical consolidated financial information due to our transition to a Non-Investment Basis, as well as the Acquisition, we believe that this presentation will be useful to investors in understanding the historical performance of our assets.
Impact of Transition to Non-Investment Basis
As noted above, for periods prior to the completion of the Acquisition, our assets are reflected on our Consolidated Statements of Assets and Liabilities at fair value as opposed to historical cost. In addition, our Consolidated Statements of Operations do not reflect revenues and other income or operating and other expenses from these assets. Instead, these Consolidated Statements of Operations reflect the change in fair value of our assets, whether realized or unrealized. Income from our assets consists of distributions from the entities when received, or expected to be received, to the extent distributed from the estimated taxable earnings and profits of the underlying asset owning vehicle and as a return of capital to the extent not in excess of estimated taxable earnings and profits. Because the majority of our assets consist of equity investments in entities established to own and operate our renewable energy projects, the majority of the revenue we generate is presented in the form of dividend income. Dividend income is not equivalent to the gross revenue produced at the project level, but is instead the amount of free cash that is distributed from the project entities to us from time to time after paying for all project-level expenses, remitting principal payments not funded by us, and complying with any specific project-level debt and tax equity covenants. Thus, the presentation of investment income in our historical financial statements differs from the traditional presentation shown in the financial statements of entities not prepared in accordance with ASC 946 and, most notably, is not equivalent to revenue as presented in financial statements not prepared in accordance with ASC 946.
Impact of Management Internalization
We completed the Acquisition on May 19, 2022. Accordingly, our financial statements under Non-Investment Basis reflect our transition to an internally managed structure. As a result, our financial statements no longer include the payment of management fees to GCM and now include the direct compensation expense associated with all of our employees following the Acquisition.
The Company also has, by acquiring GCM, an active third-party investment management business which is currently managing five funds as of the date of the filing. This resulted in the Company recording management fee revenue as of the effective date of the Acquisition, which is expected to grow in future periods.
Results of Operations - Non-Investment Basis
A discussion of the results of operations for the period from May 19, 2022 through June 30, 2022 (the "period ended June 30, 2022") is included below.

	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$19,744,070	$—	$—	$19,744,070
Investment Management revenue	—	209,040	—	209,040
Other revenue	1,499,477	—	—	1,499,477
Operating revenue	$21,243,547	$209,040	$—	$21,452,587
Contract amortization, net	(1,837,719)	—	—	(1,837,719)
Total revenue	$19,405,828	$209,040	$—	$19,614,868

Operating expenses
Direct operating costs	$8,044,727	$701,498	$—	$8,746,225
General and administrative	1,400,860	247,933	6,149,894	7,798,687
Depreciation, amortization and accretion	5,061,416	—	1,120,477	6,181,893
Total operating expenses	$14,507,003	$949,431	$7,270,371	$22,726,805

Operating income (loss)	$4,898,825	$(740,391)	$(7,270,371)	$(3,111,937)
Operating income (loss) margin(1)	25%	NM(4)	N/A	(16)%

Adjusted EBITDA	$11,797,960	$(740,391)	$(3,058,258)	$7,999,311
Adjusted EBITDA margin(2)(3)	56%	NM(4)	N/A	37%
(1)Operating income margin is calculated by dividing operating income by total revenue.
(2)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenue, excluding the impact of contract amortization.
(3)The Company's chief operating decision maker ("CODM") evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vii) share-based compensation; (viii) other non-recurring costs that are unrelated to the continuing operations of the Company's segments; and (ix) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments. See “Non-GAAP Financial Measures" later in this Item 2 for a reconciliation of total Segment Adjusted EBITDA to net loss. See also Part I – Item 1 – Note 19. Segment Reporting, in the Notes to the Consolidated Financial Statements prepared under the Non-Investment Basis for more information regarding our segment determination.
(4)Not meaningful (“NM”).

Independent Power Producer
Energy Revenue
Energy revenue within the IPP segment primarily represents revenues associated with the sale of electricity under our long-term PPAs as well as from REC sales. The Company also generates energy revenue from capacity markets, whereby revenue is generated for our ability to meet peak demand if and when needed. The Company also generates revenues through performing energy optimization services for customers, which includes providing a battery storage system and services.
Intangible assets and liabilities recognized from PPAs and REC contracts related to the sale of energy or RECs in future periods for which the fair value has been determined to be less (more) than market are amortized to revenue over the term of each underlying contract on a straight-line basis.
For the period ended June 30, 2022, the Company generated $19.7 million of Energy revenue which includes $17.2 million of PPA revenue and is driven by the underlying electricity production from our operating renewable energy projects. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type.
Energy revenue is primarily comprised of PPA contracts of $17.2 million. The Company’s operating solar fleet generated $8.9 million in PPA revenue, which includes 269 operating assets comprising 809.2 MW of total capacity. Our wind fleet generated $7.3 million in PPA revenue, which includes 16 operating assets comprising 386.1 MW of total capacity. The remaining PPA revenue generated during the period ended June 30, 2022 was from our biomass and battery storage assets. Of total revenue from PPA contracts of $17.2 million, approximately $0.4 million was driven by projects that reached commercial operations during the three months ended June 30, 2022.
For the period ended June 30, 2022, the Company generated $1.9 million of REC and other incentive revenue, which is also included within Energy revenue in the table above and on the Consolidated Statement of Operations. This revenue was generated primarily from three of the Company’s solar projects.
Energy revenue generated during the period ended June 30, 2022 also included $0.4 million related to energy optimization revenue and capacity markets.
During the period ended June 30, 2022, the Company recorded a net non-cash amortization expense of $1.8 million driven by favorable PPA and REC contract intangible assets, net of the impact of out-of-market contracts, which is reflected as a reduction to total IPP revenue in the table above and on the Consolidated Statement of Operations.
The table below provides summary statistics on the IPP fleet as of and for the quarters ended June 30, 2022 and 2021. Given the Company’s change in status, the Energy revenue for the period ended June 30, 2022 includes results from May 19, 2022 through June 30, 2022. Prospectively, the Company will provide additional details on full-quarter financial results and the underlying business drivers of financial performance as well as comparison to historical periods, when possible, in our periodic filings.

Portfolio Metrics	June 30, 2022	June 30, 2021	Change	Change as %
Power-production capacity of operating fleet at end of period	1.2 GW	608.6 MW	607.4 MW	100%
Power-generating capacity of pre-operational fleet at end of period	1.6 GW	1.5 GW	0.2 GW	11%
Total power-generating capacity of fleet at end of period	2.9 GW	2.1 GW	0.8 GW	37%
Total energy produced (MWh)	656,125	360,941	295184	82%
YTD total energy produced at end of period (MWh)	1,161,792	685,411	476381	70%
Total number of fleet assets at end of period	425	302	123	41%
Other Revenue - IPP
For the period ended June 30, 2022, the Company generated $1.5 million of Other revenue from the IPP segment. Total Other revenue was driven by dividends declared on equity method investments and interest income generated from the Company’s secured loans to developers of renewable energy projects.
Direct Operating Costs - IPP

For the period ended June 30, 2022
Operations and maintenance	$2,965,323
Property taxes, insurance and site lease	2,738,857
Salaries and benefits, professional fees and other	2,340,547
Direct operating costs - IPP	$8,044,727
Direct operating costs within the IPP segment represents the costs to operate our fleet of renewable energy projects, including operations and maintenance, site lease expense, project level insurance and property taxes, and other costs incurred at the project level. Additionally, the Company employs a dedicated team of technical asset managers to monitor the operational performance of the projects within IPP. The salaries, benefits and professional service costs directly related to the operations of IPP are included within Direct operating costs in the table above and on the Consolidated Statement of Operations. Direct operating costs excludes any depreciation, amortization and accretion expense.
Direct operating costs for the IPP segment was $8.0 million for the period ended June 30, 2022. This includes $5.7 million of direct costs incurred at the project level as well as $2.3 million of salary and compensation related expenses as well as professional and other costs directly attributable to the revenue generating activities of IPP.
General and administrative
General and administrative expenses related to the IPP segment were $1.4 million for the period ended June 30, 2022. These expenses are the indirect costs allocable to IPP and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IPP segment.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense was $5.1 million for the IPP segment for the period ended June 30, 2022. This expense includes $5.0 million of depreciation expense on the property, plant and equipment associated with IPP.
Investment Management
Revenue
The IM segment and the related revenue will be driven primarily by GCM’s investment management platform through management fee and incentive, performance-based fee revenues from current and future third-party funds managed by GCM. The IM segment also will generate administrative revenue from certain of its managed funds from services performed by Greenbacker Administration.
The primary source of IM revenues are management fees earned. Management fee revenue earned by the IM business are generally based upon the underlying net asset value of the managed funds for which GCM provides investment management services, primarily relating to capital raise and deployment as well as other investor relation functions for third party funds. For certain of our IM customers, the Company is also eligible to receive certain performance-based fees.
An additional revenue source for the IM segment will include, for certain managed funds, administrative services performed by Greenbacker Administration. These services include technical asset management, finance and accounting, legal and other costs incurred by the Company in performing its administrative services. GCM’s managed funds will be charged their allocable portion of such costs with no margin.
Prior to the Acquisition, GCM served as the external advisor of five investment entities – the Company, GROZ, GDEV, GDEV B, and GREC II. The Advisory Agreement between GCM and the Company was terminated in connection with the Acquisition. However, the Company continues to provide management services to GROZ, GDEV, GDEV B, and GREC II as a result of the Acquisition. As of the result of the Acquisition and change in status, GDEV is now a consolidated subsidiary of the Company.
Revenue from the IM segment was $0.2 million for the period ended June 30, 2022 and was generated from the GROZ and GDEV B funds discussed previously. As a result of the Company consolidating GDEV, additional management fee revenue of $0.2 million earned under the advisory agreement with GDEV is considered intercompany revenue and is therefore eliminated in consolidation. There was no revenue generated from GREC II during the period ended June 30, 2022 due to the fund’s early stage of development. GREC II was launched in May 2022 and is currently in its fundraising stage and intends to deploy into pre-construction and operating renewable energy projects, as well as energy efficiency, battery storage, mobility and other related investments. The Company expects to receive management fee and administrative revenue from GREC II, as well as potentially performance-based fee revenue.
Direct Operating Costs – IM
Direct operating costs within the IM segment represents the costs for the investment management services for the managed funds. This includes the costs to raise and deploy capital for such funds.
Direct operating costs for the IM segment were $0.7 million for the period ended June 30, 2022 and primarily consisted of the salary and compensation related expenses for GCM’s dedicated professionals who raise capital and then invest it in renewable energy projects for the managed funds. Such expenses also include marketing, other investor relations and legal costs associated with the IM segment.
General and administrative
General and administrative expenses related to the IM segment were $0.2 million for the period ended June 30, 2022. These expenses represent the indirect costs allocable to the IM segment and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions supporting such third-party funds. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IM segment.
Corporate
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including expenses associated with the Acquisition, certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not attributable to a reportable segment.
General and administrative expenses for Corporate were $6.1 million for the period ended June 30, 2022. This included overhead costs not directly allocable to the Company’s two segments as well as professional fees associated with the Acquisition.
Depreciation, amortization and accretion expense was $1.1 million for the period ended June 30, 2022, which primarily relates to amortization expense on finite lived intangible assets associated with the Acquisition.
Non-operating income and expense
During the period ended June 30, 2022, the Company recorded $2.8 million of interest expense associated with outstanding debt. Refer to "Liquidity and Capital Resources" for additional discussion. The impact of other non-operating income and expense for the period ended June 30, 2022 was not material.
Non-GAAP Financial Measures
In addition to evaluating the Company’s performance on a U.S. GAAP basis, the Company utilizes certain non-GAAP financial measures to allocate resources across our segments (Segment Adjusted EBITDA) and analyze the operating performance of our consolidated business (Adjusted EBITDA and Funds from Operations ("FFO")). Each of these measures should not be considered in isolation from or as superior to or as a substitute for other financial measures determined in accordance with U.S. GAAP, such as net income (loss) or operating income (loss). The Company uses these non-GAAP financial measures to supplement its U.S. GAAP results in order to provide a more complete understanding of the factors and trends affecting its operations.
You are encouraged to evaluate the adjustments to Adjusted EBITDA, Segment Adjusted EBITDA, and FFO, including the reasons the Company considers them appropriate for supplemental analysis. The presentations of Adjusted EBITDA, Segment Adjusted EBITDA, and FFO should not be construed as an inference that the future results the Company will be unaffected by unusual or nonrecurring items.
The Company further utilizes non-GAAP financial measures to determine the net asset value (“NAV”) and monthly share value (“MSV”) of our shares.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that the Company uses as a performance measure, as well as for internal planning purposes. We believe that Adjusted EBITDA is useful to management and investors in providing a measure of core financial performance adjusted to allow for comparisons of results of operations across reporting periods on a consistent basis, as it includes adjustments relating to items that are not indicative on the ongoing operating performance of the business.
The Company defines Adjusted EBITDA as net income (loss) before: (i) interest expense; (ii) income taxes; (iii) depreciation expense; (iv) amortization expense (including contract amortization); (v) accretion; (vi) amounts attributable to our redeemable and non-redeemable noncontrolling interests; (vii) unrealized gains and losses on financial instruments; (viii) other income (loss); and (ix) foreign currency gain (loss). Additionally, the Company further adjusts for the following items described below:
•Share-based compensation is excluded from Adjusted EBITDA as it is different from other forms of compensation as it is a non-cash expense and is highly variable. For example, a cash salary generally has a fixed and unvarying cash cost. In contrast, the expense associated with an equity-based award is generally unrelated to the amount of cash ultimately received by the employee, and the cost to the Company is based on a share-based compensation valuation methodology and underlying assumptions that may vary over time;
•The change in fair value of contingent consideration, which is related to the Acquisition, is excluded from Adjusted EBITDA, if any such change occurs during the period. The non-cash, mark-to-market adjustments are based on the expected achievement of revenue targets that are difficult to forecast and can be variable, making comparisons across historical and future quarters difficult to evaluate; and
•Other costs that are not consistently occurring, not reflective of expected future operating expense and provide no insight into the fundamentals of current or past operations of our business are excluded from Adjusted EBITDA. This includes costs such as professional fees incurred as part of the Acquisition and the change in status and other non-recurring costs unrelated to the ongoing operations of the Company.
Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with U.S. GAAP. Adjusted EBITDA should not be considered in isolation from or as superior to or as a substitute for net income (loss), operating income (loss) or any other measure of financial performance calculated in accordance with U.S. GAAP. Additionally, our calculations of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
The following table reconciles Net income attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA:

For the period from May 19, 2022 through June 30, 2022
Net income attributable to Greenbacker Renewable Energy Company LLC	$1,935,556
Add back or deduct the following:
Net loss attributable to noncontrolling interests	(8,232,238)
Provision for income taxes	582,544
Interest expense, net	2,753,708
Net unrealized gain on investments	(512,058)
Other expense	360,551
Depreciation, amortization and accretion(1)	8,019,612
EBITDA	$4,907,675
Share-based compensation expense	1,334,474
Non-recurring professional fees associated with the Acquisition and change in status	1,757,162
Adjusted EBITDA	$7,999,311
(1)Includes contract amortization, net in the amount of $1.8 million which is included in Contract amortization, net on the Consolidated Statement of Operations.

Segment Adjusted EBITDA

In addition to evaluating the Company’s performance on a U.S. GAAP basis, the CODM of the Company uses Segment Adjusted EBITDA, a non-GAAP financial measure, to evaluate the financial performance of and allocate resource among our operating segments.
Segment Adjusted EBITDA is determined for our segments consistent with the adjustments noted above for Adjusted EBITDA, but further excludes unallocated corporate expense as these items are centrally controlled and are not directly attributable to any reportable segment.
Segment Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with U.S. GAAP. Segment Adjusted EBITDA should not be considered in isolation from or as superior to or as a substitute for net income (loss), operating income (loss) or any other measure of financial performance calculated in accordance with U.S. GAAP. Additionally, our calculations of Adjusted EBITDA and Segment Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
The following table reconciles total Segment Adjusted EBITDA to Net income attributable to Greenbacker Renewable Energy Company LLC:

Period ended June 30, 2022
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$11,797,960
IM Adjusted EBITDA	(740,391)
Total Segment Adjusted EBITDA	$11,057,569

Reconciliation:
Total Segment Adjusted EBITDA	$11,057,569
Unallocated corporate expenses	(3,058,258)
Total Adjusted EBITDA	$7,999,311

Less:
Share-based compensation expense	1,334,474
Non-recurring professional fees associated with the Acquisition and change in status	1,757,162
Depreciation, amortization and accretion(1)	8,019,612
Operating loss	$(3,111,937)

Interest expense, net	(2,753,708)
Net unrealized gain on investments	512,058
Other expense	(360,551)
Net loss before income taxes	$(5,714,138)

Provision for income taxes	(582,544)
Net loss	$(6,296,682)
Less: Net loss attributable to noncontrolling interests	(8,232,238)
Net income attributable to Greenbacker Renewable Energy Company LLC	$1,935,556
(1)Includes contract amortization, net in the amount of $1.8 million which is included in Contract amortization, net on the Consolidated Statement of Operations.
FFO
FFO is a non-GAAP financial measure that the Company uses as a performance measure to analyze net earnings from operations without the effects of certain volatile items that generally have no current financial impact or items not directly related to the performance of the business.
FFO is calculated using Adjusted EBITDA less the impact of interest expense (excluding the non-cash component) and distributions to tax equity investors under the financing facilities associated with our IPP segment. The Company does not include any distributions made to GDEV limited partners in the calculation of FFO. For the period ended June 30, 2022, the distributions to the limited partners was the result of an exit from a historical investment whereby GDEV collected on an existing loan made to a third-party and distributed a portion of the proceeds to the limited partners. The Company excludes these distributions as the underlying source of distribution (collection of a loan) is not recorded within Adjusted EBITDA and is therefore not a component of our earnings from operations.
The Company believes that the analysis and presentation of FFO on this basis will enhance our investor’s understanding of the ongoing performance of our operating business, as presented above within Adjusted EBITDA, and also including the impact of our underlying sources of financing. The Company will consider FFO, in addition to other GAAP and non-GAAP measures, in assessing operating performance and as a proxy for growth in distribution coverage over the long-term.
FFO should not be considered in isolation from or as a superior to or as a substitute for net income (loss), operating income (loss) or any other measure of financial performance calculated in accordance with U.S. GAAP.
The following table reconciles Net income attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and then to FFO:

For the period from May 19, 2022 through June 30, 2022
Net income attributable to Greenbacker Renewable Energy Company LLC	$1,935,556
Add back or deduct the following:
Net loss attributable to noncontrolling interests	(8,232,238)
Provision for income taxes	582,544
Interest expense, net	2,753,708
Net unrealized gain on investments	(512,058)
Other expense	360,551
Depreciation, amortization and accretion(1)	8,019,612
Share-based compensation expense	1,334,474
Non-recurring professional fees associated with the Acquisition and change in status	1,757,162
Adjusted EBITDA	$7,999,311
Cash portion of interest expense	(2,913,093)
Distributions to tax equity investors	(3,419,933)
FFO	$1,666,285
(1)Includes contract amortization, net in the amount of $1.8 million which is included in Contract amortization, net on the Consolidated Statement of Operations.
Net Asset Value and Monthly Share Value
Net Asset Value
Prior to the Acquisition, we determined NAV for presentation in our U.S. GAAP financial statements. The Company has historically utilized NAV as the input into both MSV and the offering price of our shares. As a result of the Acquisition, under the Non-Investment Basis, NAV is no longer presented in our Consolidated Financial statements effective May 19, 2022 and forward. However, the Company continues to calculate both NAV and MSV in accordance with valuation guidelines as approved by our Board of Directors. While the Company closed to new equity capital on March 17, 2022, we continue to offer shares pursuant to the DRP and accept repurchases under the SRP. Both the DRP and the SRP are based upon the current MSV per class in effect.
The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will differ from the book value of our equity reflected in our Consolidated Financial Statements as prepared under the Non-Investment Basis. Under the Non-Investment Basis, we are required to issue Consolidated Financial Statements based on historical cost in accordance with U.S. GAAP. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the U.S. GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC 820”).

To calculate our NAV, the Company has established procedures to estimate fair value of its investments generally in accordance with ASC 820 that the Company’s Board of Directors has reviewed and approved. To the extent that such market data is available, the Company uses observable market data to estimate the fair value of investments. In the absence of quoted market prices in active markets, or quoted market prices for similar assets in markets that are not active, the Company uses the valuation methodologies described below with unobservable data based on the best available information in the circumstances. These methodologies incorporate the Company’s assumptions about the factors that a market participant would use to value the asset.
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
The Company considers all assets that are fully construction ready with no impediments to begin construction and where the costs to complete such projects are well understood for the income approach. The fair value of such eligible projects is determined based upon a discounted cash flow methodology. If the portfolio has any significant portion of value that remains subject to negotiation or contract or if other significant risks to complete the project exist, the investment may be held at cost, as an approximation of fair value. These valuation methodologies involve a significant degree of judgment by management.
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
The Board of Directors has approved the selection of an independent valuation firm to review the Company’s valuation methodology and to work with management to provide additional inputs for consideration by The Company’s Board of Directors with respect to the fair value of investments. Currently, one quarter (25%) of the Company’s investments will be reviewed by an independent valuation firm each quarter, on a rotating quarterly basis. Accordingly, each such investment is evaluated by an independent valuation firm at least once each twelve-month calendar period.
The determination of the fair value of the Company’s investments requires judgment, especially with respect to investments for which market quotations are not available. For most of the Company’s investments, market quotations are not available. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Because the calculation of Company’s NAV is based, in part, on the fair value of Company’s investments as determined by management, our calculation of NAV is to a degree subjective and could be adversely affected if the determinations regarding the fair value of the Company’s investments were materially higher than the values that the Company ultimately realize upon the disposal of such investments.
The following table reconciles total equity per our Consolidated Balance Sheet prepared under the Non-Investment Basis as of June 30, 2022 to our NAV:

June 30, 2022
Total equity	$1,867,598,402
Add back or deduct the following:
Noncontrolling interests	(117,159,821)
Accumulated unrealized appreciation (depreciation) in fair value of investments	(9,561,274)
Net asset value (members' equity)	$1,740,877,307

Shares outstanding	201,683,000
NAV per share	$8.63
The aggregate NAV of the Company’s common shares as of June 30, 2022 is $1,740.9 million, or $8.63 per share, and was determined in accordance with the valuation guidelines as approved by the Company’s Board of Directors. As discussed in Note 2. Significant Accounting Policies under the Non-Investment Basis, prior to the May 19, 2022 change in status, the Company recorded its renewable energy projects at fair value and recorded the changes in fair value as an unrealized gain or loss. Upon the change in status, this fair value accounting is no longer applicable, and the Company presents on a consolidated basis the underlying assets and liabilities of its subsidiaries in accordance with the applicable U.S. GAAP.
The following details the adjustments to reconcile total equity as determined under U.S. GAAP to NAV:
Noncontrolling Interests
•Under the Non-Investment Basis, the Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and those of its subsidiaries in which it has a controlling financial and/or voting interest. Refer to Note 16. Noncontrolling Interests and Redeemable Noncontrolling Interests under the Non-Investment Basis for further discussion; and
•The Company excludes NCI for purposes of determining NAV as to remove the portion of net assets that are not attributable, directly or indirectly, to the Company. This includes the allocation of net income (loss) attributable to noncontrolling interests.
Accumulated Unrealized Appreciation (Depreciation) in Fair Value of Investments
•Our renewable energy assets are presented at historical cost and all debt facilities are recorded at their carrying value in the Consolidated Financial Statements prepared under U.S. GAAP. As such, any increases or decreases in the fair market value of our renewable energy assets or our debt are not recorded in U.S. GAAP equity. For purposes of determining NAV, our renewable energy projects and project level debt are recorded at fair value. As a result, we include the accumulated unrealized appreciation (depreciation) in fair value of our renewable energy projects and project level debt in NAV. The inception-to-date accumulated unrealized appreciation (depreciation) in fair value of our renewable energy projects as determined under the Investment Basis is included in U.S. GAAP equity as of May 19, 2022 (refer to Note 2. Significant Accounting Policies under the Non-Investment Basis for further discussion of change in presentation due to change in status). As such, the adjustments reflect the change in unrealized appreciation (depreciation) in fair value of our renewable energy projects and project level debt from May 19, 2022 and prospectively; and
•The fair value of the Company’s derivative instruments, which represent interest rate swap contracts, and the related unrealized gain (loss) are already recorded within U.S. GAAP equity. As such, the unrealized gain (loss) associated with the fair value of the Company’s renewable energy projects does not include the impact of our hedging activities associated with interest rate volatility on project level debt.
Monthly Share Value
In addition to the description above to determine our non-GAAP NAV, we have adopted a model, as explained below, that adjusts NAV to MSV. While the Company closed to new equity capital on March 17, 2022, we continue to offer shares pursuant to the DRP and accept repurchases under the SRP. Both the DRP and the SRP are based upon the current MSV per class in effect.
We calculate our MSV per share in accordance with the valuation guidelines that have been approved by our Board of Directors. As a general rule we will continue to monitor the valuation of the Company’s entire investment portfolio on a daily basis and make adjustments to the NAV and MSV as necessary as soon as is practical thereafter to reflect any changes in market conditions that materially impact the value of our shares. On the last business day of every month, the Company will consider the appropriateness of the MSV. As part of that consideration, it will consider the current market values of our liquid and illiquid investment portfolios.
MSV is the basis for: (1) determining the price offered for each class of our shares pursuant to the DRP and the price per share that is paid to shareholder participants in our SRP; and (2) the value of an investment in our shares, as shown on each shareholder’s periodic customer account statement. While we believe our MSV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate MSV in a certain way. MSV should not be considered equivalent to stockholders’ equity or any other U.S. GAAP measure.
The Company’s quarterly process to determine MSV per share class is performed in accordance with procedures approved by the Company’s Board of Directors. The MSV per share class as of June 30, 2022 was approved by the Company’s Board of Directors.
Our MSV per share does not represent the amount of our assets less our liabilities in accordance with U.S. GAAP. We do not represent, warrant or guarantee that:
•A shareholder would be able to realize the MSV per share for the class of shares a shareholder owns if the shareholder attempts to sell its shares;
•A shareholder would ultimately realize distributions per share equal to the MSV per share for the class of shares it owns upon liquidation of our assets and settlement of our liabilities or upon a sale of our Company;
•Shares of our limited liability company interests would trade at their MSV per share on a national securities exchange;
•A third-party would offer the MSV per share for each class of shares in an arm’s-length transaction to purchase all or substantially all of our shares; or
•The MSV per share would equate to a market price of an open-ended renewable energy fund.
The following details the adjustments to reconcile members’ equity as determined under U.S. GAAP to our MSV:
•The accrued shareholder servicing fee represents the accrual for the full cost of the shareholder servicing fee for Class P-S and Class P-T shares. Under U.S. GAAP and NAV, we accrued the full cost of the shareholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum shareholder servicing fee) as an offering cost at the time we sold the Class P-S and Class P-T shares. For purposes of our MSV, we recognize the shareholder servicing fee as a reduction of MSV on a monthly basis as such fee is paid; and
•Under GAAP and NAV, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For MSV, such costs will be recognized as a reduction to MSV as they are charged to equity ratably over 60 months.
Current and Historical Monthly Share Values
The MSV for each class of the Company's shares, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A	P-I	P-S	P-T	P-D
1-Feb-21	28-Feb-21	$8.550	$8.300	$8.550	$8.680	$8.960	$9.005	$9.005	$9.005
1-Mar-21	31-Mar-21	$8.607	$8.351	$8.605	$8.731	$9.020	$9.005	$9.005	$9.005
1-Apr-21	2-May-21	$8.607	$8.351	$8.605	$8.760	$9.019	$9.005	$9.005	$9.005
3-May-21	31-May-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968
1-Jun-21	30-Jun-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968
1-Jul-21	1-Aug-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968
2-Aug-21	31-Aug-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962
1-Sep-21	30-Sep-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962
1-Oct-21	31-Oct-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962
1-Nov-21	30-Nov-21	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859
1-Dec-21	2-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859
3-Jan-22	31-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859
1-Feb-22	28-Feb-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Mar-22	31-Mar-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Apr-22	1-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
2-May-22	31-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Jun-22	30-Jun-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Jul-22	31-Jul-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
Results of Operations - Investment Basis
A discussion of the results of operations under the Investment Basis for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022 and the three and six months ended June 30, 2021 is included below. All references to the “LLC” in this “Results of Operations – Investment Basis” section refer to Greenbacker Renewable Energy Company LLC and it consolidated subsidiaries (GREC, GREC HoldCo, GREC Administration LLC, and Danforth Shared Services LLC) prior to the Acquisition, unless otherwise expressly stated or context requires otherwise.

	For the period from April 1, 2022 through May 18, 2022	Three months ended June 30, 2021	For the period from January 1, 2022 through May 18, 2022	Six months ended June 30, 2021
Investment income:
Dividend income	$—	$9,737,275	$12,547,447	$14,989,938
Interest income	529,095	969,668	1,279,349	1,915,678
Total investment income	$529,095	$10,706,943	$13,826,796	$16,905,616
Key Operating expenses:
Management fee expense	$3,774,840	$5,429,242	$10,661,560	$9,504,745
Performance participation fee	—	1,312,309	384,065	1,312,309
Total expenses	$9,369,510	$9,301,123	$23,026,738	$15,859,003
Net investment (loss) income before taxes	(8,840,415)	1,405,820	(9,199,942)	1,046,613
(Benefit from) income taxes	(1,151,099)	(2,123,117)	(4,315,392)	(3,492,411)
Net investment (loss) income	$(7,689,316)	$3,402,852	$(4,884,550)	$4,412,939
Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized loss on investments	$—	$(129,313)	$(1,688)	$(201,462)
Net change in unrealized appreciation (depreciation) on:
Investments	3,051,960	19,953,676	13,647,821	22,125,124
Foreign currency translation	(41,940)	20,181	(26,172)	40,323
Swap contracts	18,923,682	(1,078,794)	35,266,332	2,660,233
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(4,300,912)	(7,240,450)	(13,223,285)	(10,383,323)
Net increase in net assets attributed to members' equity	$9,943,474	$14,928,152	$30,778,458	$18,653,834
Revenues
As the majority of our assets consist of equity investments in entities established to own and operate our renewable energy projects, the majority of the revenue we generated prior to the Acquisition is in the form of dividend income. Dividend income is not equivalent to the gross revenue produced at the project level, as included in the Non-Investment Basis, but is instead the amount of free cash that was distributed from the project entities to the LLC from time to time after paying for all project-level expenses, remitting principal payments not funded by the LLC, and complying with any specific project-level debt and tax equity covenant, less any expenses incurred by the LLC or GREC for services provided by Greenbacker Administration directly relating to the ongoing operations of the project companies. Thus, the presentation of investment income in our Consolidated Financial Statements as prepared under the Investment Basis differs from the traditional presentation shown in the financial statements or entities not prepared in accordance with ASC 946 and, most notably, is not equivalent to revenue as one might expect to see under the Non-Investment Basis.
The other major component of our revenue is interest income earned on the LLC's debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022 totaled nil and $12.5 million, respectively, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $0.5 million and $1.3 million, respectively. Dividend income for the three and six months ended June 30, 2021 totaled $9.7 million and $15.0 million, respectively, while interest income earned on the LLC's cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $1.0 million and $1.9 million.
Expenses
For the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022, we incurred $9.4 million and $23.0 million in operating expenses, respectively. For the three and six months ended June 30, 2021, we incurred $9.3 million and $15.9 million in operating expenses, respectively.
For the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022, we incurred $3.8 million and $10.7 million, respectively, in management fees, due to the increase in net assets most notably in 2021 due to a significant increase in capital raised. For the three and six months ended June 30, 2021, we incurred $5.4 million and $9.5 million, respectively, in management fees.

For the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022, we incurred nil and $0.4 million, respectively, in performance fees. For the three and six months ended June 30, 2021, we incurred $1.3 million and $1.3 million, respectively, in performance fees.
For the period from April 1, 2022 through May 18, 2022, we incurred $2.2 million in expenses from Greenbacker Administration (the “Administrator”) in excess of the dividend income from the project companies due to the structure of certain of the project company agreements that only allow for distributions to be determined quarterly. These expenses related to certain asset management, construction management, compliance and oversight services, as well as accounting and administrative services performed by the Administrator, and are recorded to Administrator Expense on the Consolidated Statements of Operations for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022.
The residual expenses incurred during the period from January 1, 2022 through May 18, 2022 included other operating expenses such as other professional fees and legal expenses, which consisted of certain costs associated with the Acquisition and the transition to Non-Investment Basis.
Lastly, for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022, we generated a tax (benefit) of $(1.2) million and $(4.3) million, respectively. For the three and six months ended June 30, 2021, we generated a tax (benefit) of $(2.1) million and $(3.5) million, respectively. The benefit recorded within net investment (loss) income is mainly derived from net operating losses incurred by the LLC.
Net Change in Realized and Unrealized Gain (Loss) on Investments, Foreign Currency Translation and Deferred Tax Assets
Net realized loss on investments, Net change in unrealized appreciation (depreciation) on Investments and Net change in unrealized appreciation (depreciation) on Foreign currency translations are reported separately on the Consolidated Statements of Operations as prepared under the Investment Basis. We measured realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
For the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022, the LLC recognized a net change in unrealized appreciation of $21.9 million and $48.9 million, respectively, driven by the change in value of investments and swap contracts. The increase in net unrealized appreciation for the period from April 1, 2022 through May 18, 2022 is primarily due to the initial income approach used to estimate the fair value of the LLC's investment in a 617.5 MW pre-operating solar facility that we contracted to acquire.
For the three and six months ended June 30, 2021, the LLC recognized a net change in unrealized appreciation of $18.9 million and $24.8 million, respectively, driven by the change in value of investments and swap contracts. The realized loss on investments for the three and six months ended June 30, 2021 were not material.
The (provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts was $(4.3) million and $(13.2) million for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022, respectively. The provision is mainly derived from unrealized tax basis gains on the LLC's investments offset by net operating losses incurred and investment tax credit carryforwards related to the LLC's investments which, unlike for financial statement purposes under U.S. GAAP, are consolidated for tax purposes.
The (provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts was $(7.2) million and $(10.4) million for the three and six months ended June 30, 2021, respectively. The provision is mainly derived from unrealized tax basis gains on the LLC's investments offset by net operating losses incurred and investment tax credit carryforwards related to the LLC's investments which, unlike for financial statement purposes under U.S. GAAP, are consolidated for tax purposes.
Changes in Net Assets from Operations
For the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022, we recorded a net increase in net assets resulting from operations of $9.9 million and $30.8 million, respectively, or $0.06 and $0.18, respectively, per share. The increase in net assets for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022 primarily relates to our unrealized appreciation on investments and swap contracts, offset by our net investment loss earned during the period and change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments.
For the three and six months ended June 30, 2021, we recorded a net increase in net assets resulting from operations of $14.9 million and $18.7 million, respectively, or $0.13 and $0.18, respectively, per share. The increase in net assets for the three and six months ended June 30, 2021 primarily relates to our net unrealized appreciation on investments and swap contracts, offset by our net investment loss earned during the period and change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments.
Electricity Production by Our Fleet
Our strategy of purchasing distributed generation and opportunistic utility-scale projects enables us to continue building a highly diversified portfolio. While buying and operating smaller projects poses certain challenges compared with buying large single projects, we see significant benefits associated with these smaller projects in terms of investment return potential due to less competition with large capital providers, opportunity to buy pipelines of deals from developers, and the overall scalability of the asset class, where solar and wind projects can be purchased to match capital inflows.
The power-production capacity of the Company’s operating fleet doubled, growing just over 100% on a year-over-year basis. The Company added 610 MW of operational assets, as it acquired new operating projects and its under-construction projects entered commercial operation. This expansion included a new milestone: the Company's largest operating clean energy asset to date. The 104 MW solar project reached commercial operation in late June 2022, and has begun producing clean energy in Carbon County, Utah.
This capacity growth enabled the Company’s fleet of clean energy projects to produce well over 650,000 megawatt-hours (“MWh”) of total power during the second quarter of 2022, marking a year-over-year increase of 82%. The increased production included nearly 324,000 MWh of solar energy and more than 311,000 MWh of wind power, representing year-over-year growth of 88% and 90%, in the respective energy segments.

MWh by Technology	Three months ended June 30, 2022	Six months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2021	YoY change for the three months ended June 30	YoY change for the six months ended June 30
Commercial Solar	323,790	502,954	172,608	284,981	88%	76%
Residential Solar	—	—	101	101	(100)%	(100)%
Wind	311,307	613,545	163,540	352,257	90%	74%
Biomass	21,028	45,293	24,692	48,072	(15)%	(6)%
Total	656,125	1,161,792	360,941	685,411	82%	70%

MWh by Technology
Six months ended June 30, 2022
Six months ended June 30, 2021
Three months ended June 30, 2022
Three months ended June 30, 2021
625,000
500,000
375,000
250,000
125,000
0
Commercial Solar
Residential Solar
Wind
Biomass

Dividend Coverage Ratio and Realized Gains - Investment Basis
Towards the end of 2017, GCM began to observe an increase in the opportunities to participate in projects that were largely similar to our operating assets in terms of the long-term risks, but which had the potential for additional returns if we could manage additional risks in the early stages of the investment lifecycle. As a result, we determined that we should expand our investment capabilities to include four basic investment categories: operating assets, assets before their commercial operation date, assets at notice to proceed, and special situations. Since then, in addition to acquiring operating assets, a substantial portion of our investment activity consists of acquiring pre-operational assets which we then fund through construction until such time as the assets are placed in service and start generating revenue. Depending on the circumstances, the construction process can take several months during which time we are not generating revenues from these investments and are paying distributions on the capital raised to fund the investments. When determining the price to be paid for pre-operational assets, we perform a discounted cash flow analysis of the lifetime operating returns of the projects and incorporating the pre-operational period into our analysis. Through the construction period we continue to incur substantial operating expenses associated with owning and managing these investments, as well as pay distributions on the capital raised to fund the investments. Thus, our Consolidated Financial Statements and overall dividend coverage ratio had been negatively impacted in recent years.
An analysis of the LLC’s dividend coverage ratio is as follows:

Description	For the period from January 1, 2022 through May 18, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Net investment (loss) income before taxes	$(9,199,942)	$(6,233,623)	$1,645,856	$4,213,800	$9,681,310	$7,459,040
Shareholder distributions (total including DRP)	$32,202,840	$71,114,670	$31,038,522	$25,884,100	$17,738,130	$11,403,610
Dividend coverage ratio (net investment income/total distributions)	(29)%	(9)%	5%	16%	55%	65%
Realized (losses) gains	$(1,688)	$(29,182)	$7,830,550	$12,915,740	$0	$694,000
Gross dividend coverage ratio (net investment income and realized gains/total shareholder distributions)	(28.6)%	(8.8)%	30.5%	66.2%	54.6%	71.5%
History of Distribution Coverage - Investment Basis

2014 - 2018
During the period from April 2014, when we started raising capital, through the end of 2017, our investment strategy consisted wholly of purchasing operating renewable energy projects that were in service and generating income from the sale of electricity under long-term power purchase contracts. By investing exclusively in operating assets, the LLC was able to demonstrate steady improvement in distribution coverage through that period. This initial operational period also corresponded to a significant increase in assets under management, as well as the deployment of capital in income producing renewable energy operating assets. During 2018, the LLC began to expand its investment focus with the purchase of the Midway III project in September 2018. There were no assets under construction in 2017, whereas by December 31, 2018, the LLC’s investment portfolio included a total of $67.0 million of to-be-constructed assets. Given the substantial increase in non-income-generating assets, the distribution coverage ratio fell to 54.58% on average assets by December 31, 2018.
2019
By December 31, 2019, total capital deployed in pre-operational and non-earning assets reached approximately $128.6 million which amount to 31.5% of net assets. In addition, Greenbacker Administration costs increased approximately $3.0 million year over year due to the increase in specialist headcount to manage the construction and operational risks associated with these investment initiatives. These increased costs directly reduced the operating cash flows from project-level entities that would otherwise have been available to distribute to the LLC as dividend income. When these projects commenced operations, any increase in the fair value of the project was recognized as an unrealized gain on the Consolidated Statements of Operations, not as investment income. Thus, while costs incurred prior to operation reduced the dividend coverage ratio, any unrealized gains on the value of the project after reaching operations had no effect on the dividend coverage ratio.
2020
As of December 31, 2020 total capital deployed in pre-operational and non-earning assets reached approximately $144.4 million which amounts to 26.0% of net assets. In addition, Greenbacker Administration costs continued to increase due to the increase in specialist headcount to manage the construction and operational risks associated with these investment initiatives. These increased costs directly reduced the operating cash flows from project-level entities that would otherwise have been available to distribute to the LLC as dividend income. Consistent with 2019, as these projects commenced operations, any increase in the fair value of the project was recognized as an unrealized gain on the Consolidated Statements of Operations, not as investment income. Thus, while costs incurred prior to operation reduced the dividend coverage ratio, any unrealized gains on the value of the project after reaching operations had no effect on the dividend coverage ratio.
2021
As of December 31, 2021, total capital deployed in pre-operational and non-earning assets reached approximately $383.6 million which amounted to 26.6% of net assets Additionally, as a result of the significant capital raised during the year ended December 31, 2021, the LLC had $67.4 million in investments in money market funds as of December 31, 2021, amounting to an additional 4.8% of our net assets. Any change in fair value of the LLC's investments, whether the projects were operating or pre-operational, was recognized as an unrealized gain on the Consolidated Statements of Operations, not as investment income. Thus, while costs incurred prior to operation reduced the dividend coverage ratio, any unrealized gains on the value of the project before or after reaching operations had no effect on the dividend coverage ratio. From a near-term financial perspective, the LLC's Consolidated Financial Statements and overall dividend coverage ratio were negatively impacted.
2022
For the period from January 1, 2022 through May 18, 2022, the LLC continued to see the effects of capital deployed in pre-operational and non-earning assets on distribution coverage. In addition to those impacts, the LLC also recognized increased operating expenses largely made up of legal expenses and other professional fees associated with the Acquisition and resulting change in status to the Non-Investment Basis. These costs are considered to be non-recurring and are unrelated to the continuing operations of the LLC and therefore, are not expected to impact in future periods.
Given the change in status to the Non-Investment Basis, the Company will no longer present Net investment income in the Consolidated Financial Statements. The Company will utilize metrics presented within the Consolidated Financial Statements as prepared under the Non-Investment Basis, as well as Adjusted EBITDA and FFO, in evaluating and reporting on the sources of funding for shareholder distributions and the underlying drivers of our financial results in the current period as well as prospectively.
Liquidity and Capital Resources

Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our current and future renewable energy project assets, make distributions to our shareholders and other general business needs. We will use significant cash to fund the acquisition, construction and operation of renewable energy and energy efficiency projects, make investments in renewable energy businesses, repay principal and interest on our borrowings, make distributions to our shareholders and fund our operations.
Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt and to pay distributions to our shareholders. We expect to meet our short-term liquidity requirements primarily from operating cash flow, cash on hand, and borrowings under our existing financing sources.
Our long-term liquidity needs consist primarily of funds necessary to repay debt and to acquire and construct renewable energy and energy efficiency projects. We expect to meet our long-term liquidity requirements with operating cash flow, cash on hand, borrowings under our existing financing sources and future debt and equity financing. Our ability to access these capital sources may be impacted by unfavorable market conditions, particularly in the debt and equity capital markets, which are outside of our control.
We expect that our primary sources of financing will be through corporate-level credit facilities or other secured and unsecured borrowings. In addition, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, tax equity bridge loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, other sources of capital may include tax equity financings and governmental grants.
Tax equity investors — passive investors which could be a financial institution, insurance company or corporation — contributes capital based on construction milestones in exchange for a share of the tax credits (and other tax benefits such as accelerated depreciation) and cash flows generated by a qualifying physical investment. Initially, the tax equity investor receives substantially all of the non-cash value attributable to the renewable energy systems and energy storage systems, which includes accelerated depreciation and Section 48(a) ITCs or Section 45(a) PTC; and generally between 15%-30% of the cash generated by the asset. These allocations then flip once certain time or yield based milestones are met. Time based flips occur on a set date after a five-year recapture period while yield based flips occur after the tax equity investor achieves a specified return typically on an after-tax basis which may last longer than expected if the portfolio company’s energy projects perform below our expectations. After the flip occurs, we receive substantially all of the cash and tax allocations.
Our liquidity plans are subject to a number of risks and uncertainties, including those described under the sections titled "Risk Factors" as contained in our Annual Report, as supplemented by this Quarterly Report, some of which are outside of our control. Macroeconomic conditions could hinder our business plans, which could, in turn, adversely affect our financing strategy.
As of June 30, 2022, the Company had $139.4 million in Cash and cash equivalents and $71.4 million in Restricted cash. Our current Cash, cash equivalents and Restricted cash balance is generally reflective of the cash necessary to fund normal operations. In 2022, we anticipate continuing to (1) increase our draw on current financing facilities; and (2) enter into new financing arrangements. Our primary sources of cash have generally consisted of:
•the net proceeds from our public and private offerings;
•cash flows generated from our renewable energy projects, including interest earned on secured loans;
•proceeds from sales of assets and capital repayments from investments;
•tax equity capital contributions in partnerships where the Company is the managing member; and
•borrowing capacity under current financing sources.
As of June 30, 2022, the Company had $620.8 million in outstanding notes payable.

	Outstanding	Interest rate	Maturity date
Letter of Credit Facility	$—	Fed Funds Rate + 0.75%	September 4, 2022*
GREC Entity HoldCo	78,073,040	1 mo. LIBOR + 1.75%	June 20, 2025
Midway III Manager LLC	15,212,996	3 mo. LIBOR + 1.50%	October 31, 2025
Trillium Manager LLC	74,744,882	3 mo. LIBOR + 1.88%	June 9, 2027
GB Wind Holdco LLC	125,308,451	3 mo. LIBOR + 1.38%	December 31, 2027
Greenbacker Wind Holdings II LLC	73,309,813	3 mo. LIBOR + 1.88%	December 31, 2026
Conic Manager LLC	24,356,358	3 mo. LIBOR + 1.75%	April 1, 2028
Turquoise Manager LLC	32,097,723	3 mo. LIBOR + 1.25%	December 23, 2027
Eagle Valley Clean Energy LLC	34,969,323	1.91%	January 2, 2057
Eagle Valley Clean Energy LLC (Premium loan)	302,206	2.00%	November 30, 2022
Greenbacker Equipment Acquisition Company LLC	6,500,000	Prime + 1.00%	March 31, 2023
ECA Finco I, LLC	20,606,149	3 mo. LIBOR + 2.25%	February 25, 2028
GB Solar TE 2020 Manager LLC	19,551,522	3 mo. LIBOR + 1.88%	October 30, 2026
Sego Lily Solar Manager LLC	54,408,705	1 mo. SOFR + 1.38%	August 17, 2028
Celadon Manager LLC	19,080,864	1 mo. SOFR + 1.50%	February 18, 2029
GRP II Borealis Solar LLC	42,238,210	3 mo. LIBOR + 2.50%	June 30, 2027
Total debt	$620,760,242
Less: Current portion of long-term debt	(36,897,511)
Less: Discount on long-term debt	(29,428,882)
Less: Deferred financing fees	(4,554,026)
Total long-term debt, net	$549,879,823
* On August 9, 2022, the maturity date was amended to September 4, 2023 in the Tenth Amendment to the Letter of Credit Facility Agreement.
Debt Outstanding
We supplement our equity capital and increase potential returns through the use of prudent levels of borrowings both at the corporate level and the project level. The Fifth Operating Agreement does not impose limitations on the amount of borrowings we may employ either at the corporate level or the project level. Our current policy is to generally target a leverage ratio of up to $2 of debt for every $1 of equity on our overall portfolio, with individual allocations of leverage based on the mix of asset types and obligors.
The weighted average interest rate including associated swap agreements and deferred financing costs on total debt outstanding was 4.41% as of June 30, 2022.
The following table sets forth certain information about our debt outstanding:

Year ending December 31:	Principal Payments
2022	$17,555,024
2023	44,017,096
2024	37,606,596
2025	103,105,131
2026	107,532,680
Thereafter	310,943,715
$620,760,242
In the future, we expect that our ongoing sources of financing will be through corporate-level credit facilities or other secured and unsecured borrowings. In addition, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, tax equity bridge loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. Other sources of capital may include tax equity financings, whereby an investor receives an allocation of tax benefits as well as cash distribution.

Changes in Cash Flows - Non-Investment Basis
The following table shows cash flows from operating activities, investing activities and financing activities for the stated period for the Company:

For the period from May 19, 2022 through June 30, 2022
Net cash provided by (used in) operating activities	$(1,148,369)
Net cash provided by (used in) investing activities	(46,541,650)
Net cash provided by (used in) financing activities	53,039,909
Increase (decrease) in cash, cash equivalents and restricted cash	5,349,890
Operating Activities
Net cash used in operating activities was $1.1 million for the period ended June 30, 2022. The net loss for the period ended June 30, 2022, excluding the impact of non-cash items, resulted in a source of cash inflow of $3.0 million which is attributable to operating results from the Company’s IPP segment offset by operating losses on the IM segment and cash expenses for the Company’s corporate functions. Changes in working capital were a net use of cash of $4.1 million for the period ended June 30, 2022 due to outflows for accounts payable offset by collections on accounts receivable.
Investing Activities
Net cash used in investing activities was $46.5 million for the period ended June 30, 2022. Cash outflows were driven by $45.4 million of purchases of property, plant and equipment and relate primarily to payments made on ongoing construction projects and for remaining purchase price liabilities within the IPP segment. An additional cash outflow of $2.0 million related to the purchase of new investments for GDEV and additional notes receivable fundings. This was offset by $1.7 million of cash acquired from the Acquisition and consolidation of GDEV, net.
Financing Activities
Net cash provided by financing activities was $53.0 million for the period ended June 30, 2022. The Company's financing activities were driven by proceeds from borrowings of $59.0 million related to the Celadon Manager LLC and Sego Lily Solar Manager LLC debt, and contributions of $9.1 million from tax equity investors and GDEV. This was offset by payments on borrowings of $7.4 million, primarily related to the GB Wind Holdco LLC and GREC Entity HoldCo debt and distributions to shareholders of $7.0 million.
Changes in Cash Flows - Investment Basis
The following table shows cash flows from operating activities, investing activities and financing activities for the stated period for the LLC:

For the period from January 1, 2022 through May 18, 2022
Net cash (used in) operating activities	$(71,665,183)
Net cash provided by financing activities	57,864,270
Decrease in cash, cash equivalents and restricted cash	(13,800,913)
Operating Activities
Net cash used in operating activities was $71.7 million for the period from January 1, 2022 through May 18, 2022. Cash flows used in operating activities before net working capital changes was $73.2 million, which largely consisted of gross funding of new or existing investments, offset by return of capital and sales of money market funds. The cash used in gross funding of new or existing investments of $339.4 million was driven primarily by commercial solar assets, as well as the procurement of equipment, and the acquisition of a 55.4 MW operating wind project located in New York.
Financing Activities

Net cash provided by financing activities was $57.9 million for the period from January 1, 2022 through May 18, 2022. The LLC's financing activities were primarily driven by proceeds from issuance of common shares, net for $105.2 million, which consisted of new capital raised during the period January 1, 2022 through March 16, 2022. As of March 17, 2022, the LLC is closed to new equity capital and is no longer offering shares except pursuant to the DRP. This was offset by $30.9 million of payments for distributions to shareholders and $13.8 million of repurchases of shares pursuant to the SRP.
Hedging Activities
The Company manages interest rate risk, primarily through the use of derivative financial instruments.
The Company documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions, at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair values or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable of occurring, or a treatment of the derivative as a hedge is no longer appropriate or intended. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods during which the hedged transactions will affect earnings.
The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed interest rate payments. For derivatives designated as cash flow hedges, the changes in the fair value of the derivative are initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently, reclassified to earnings when the hedged transaction affects earnings. The Company assesses the effectiveness of each hedging relationship by utilizing a third-party statistical regression analysis. Amounts reported in accumulated other comprehensive income related to designated derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities.
See Note 10. Derivative Instruments Consolidated Financial Statements (Non-Investment Basis) for further information with respect to the Company's derivative instruments.
Contractual Obligations
The Company has a variety of contractual obligations and commitments, both short term and long term in nature. We have included the following information related to commitments of the Company to further assist investors in understanding our outstanding commitments.
Advisory and Administration Agreements
Prior to the Acquisition, GCM managed our day-to-day operations and provided advisory and management services to us pursuant to the Advisory Agreement. The Advisory Agreement was terminated in connection with the Acquisition and GCM is now a wholly-owned subsidiary of the Company.
Prior to the Acquisition, Greenbacker Administration served as our Administrator pursuant to the Administration Agreement. The Administration Agreement was terminated in connection with the Acquisition. Greenbacker Administration continues to perform certain asset management, construction management, compliance and oversight services, as well as asset accounting and administrative services, for many of the Company’s assets.
Refer to Note 5. Related Party Agreements and Transaction Agreements in the Notes to the Consolidated Financial Statements (Investment Basis) for further details.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from March 2023 through January 2057.
Investment in To-Be-Constructed Assets

Pursuant to various engineering, procurement and construction contracts to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $297.1 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2022 into 2024. In addition, pursuant to various membership interest purchase agreements to which the Company via its subsidiaries are a party, the Company has committed an outstanding balance of approximately $1.0 billion to complete the closing pursuant to all conditions being met under the membership interest purchase agreements as of June 30, 2022. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Renewable Energy Credits
For certain solar and wind power systems, the Company has received incentives in the form of RECs. In certain cases, the entities have entered into fixed-price, fixed volume forward sale transactions to monetize these RECs for specific entities. If we are unable to satisfy the transaction requirements due to lack of production, we may have to purchase RECs on the spot market and/or pay specified replacement cost damages. Based upon current production projections, we do not expect a requirement to purchase RECs to fulfill our current REC sales contracts. If RECs earned by the entities are not sold on a forward basis, they are sold in the spot market, with revenue recorded in the accounts of the underlying investment when received.
Recording of a sale of RECs under U.S. GAAP is accounted for under ASC Topic 606, Revenue from Contracts with Customers. There are no differences in the process and related revenue recognition between REC sales to utilities and non-utility customers. Revenue is recorded when all revenue recognition criteria are met, including that there is persuasive evidence that an arrangement exists (typically through a contract), services are rendered through the production of electricity, pricing is fixed and determinable under the contract and collectability is reasonably assured. The accounting policy adopted is that the revenue recognition criteria are met when the energy is produced, and a REC is created and transferred to a third party.
If any of our REC counterparties fail to satisfy their contractual obligations, our revenues may decrease under replacement agreements and we may incur expenses locating and executing such replacement agreements. For the majority of the forward REC contracts currently effective as of June 30, 2022, GREC and/or the Company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of June 30, 2022.
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures which are governed by agreements to which certain of the Company's subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $370.8 million as of June 30, 2022. As of June 30, 2022, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
Distributions
Subject to the Board of Directors’ review and approval and applicable legal restrictions, we intend to authorize and declare distributions on a quarterly basis and pay distributions on a monthly basis. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates, and each member’s distributions will begin to accrue on the date we accept each member’s subscription for shares. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our Board of Directors.
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
Cash distributions for the period ended June 30, 2022 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s change in acquisition strategy to include a greater number of pre-operational assets that are not yet generating cash from operations, a significant amount of distributions will continue to be funded from other external financing sources.
Off-Balance Sheet Arrangements
As of June 30, 2022, we do not have off-balance sheet arrangements.

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
Non-Investment Basis
Basis of Presentation
Since inception and prior to the Acquisition, the Company’s historical financial statements were prepared using the investment company basis of accounting in accordance with ASC Topic 946, Financial Services – Investment Companies (“ASC 946”). ASC 946 (or “Investment Basis”) requires that if there is a subsequent change in the purpose and design of an entity, the entity should reevaluate its status as an investment company. As a result of the Acquisition and other steps taken by the Company to transition the focus of the Company’s business from being an investor in clean energy projects to a diversified independent power producer coupled with an asset management business, the Company no longer exhibits the fundamental characteristics of, and no longer qualifies as, an investment company. The Company discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively in accordance with other U.S. GAAP topics (“Non-Investment Basis”) as of the date of the change in status, or May 19, 2022.
Noncontrolling Interests, Redeemable Noncontrolling Interests and Hypothetical Liquidation at Book Value (“HLBV”)
Noncontrolling interests (“NCI”) represent the portion of the Company’s net income (loss), net assets and comprehensive income (loss) that are not allocable to the Company as they represent third-party interests in the net assets of the respective entity and are based on the contractual allocations within the respective operating agreement or allocated to NCI attributable to the limited partner investors.
For certain NCI when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, the Company considers ASC Topic 970, Real Estate - General ("ASC 970") and applies the HLBV method of reporting. Under the HLBV method, the amounts of income and loss attributed to the NCI reflect the changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under U.S. GAAP. The third party noncontrolling interests in the Consolidated Statement of Operations and Consolidated Statement of Comprehensive Income are determined based on the difference in the carrying amounts of NCI on the Consolidated Balance Sheet between reporting dates, adjusted for any capital transactions between the Company and third-party investors that occurred during the respective period.
The Company accounts for the portion of net assets in the consolidated entities attributable to the noncontrolling investors as RNCI or NCI in its Consolidated Financial Statements using the HLBV method. NCI in subsidiaries that are redeemable at the option of the NCI holder are classified as RNCI on the Consolidated Balance Sheet.
Fair Value Measurements
ASC Topic 820, Fair Value Measurement ("ASC 820") prioritizes the use of market-based inputs over entity-specific inputs and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation. The three levels of valuation hierarchy are defined as follows:
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

Revenue Recognition
The Company recognizes revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers, which provides a five-step model for recognizing revenue as follows:
1.Identify the contract
2.Identify performance obligations
3.Determine the transaction price
4.Allocate the transaction price
5.Recognize revenue
The Company has elected as a practical expedient the accounting policy under which it excludes from the transaction price taxes it collects from its customers assessed by a governmental authority. The Company therefore reports sales revenue net of any sales tax.
Energy Sales
The Company’s revenue is primarily derived from the sale of power under long-term PPAs. The Company’s PPAs generally have a term between 10-20 years. Customers consist of commercial property owners, corporate entities, municipal entities, and utility companies located within the continental United States and Canada. The Company operates solar, wind, biomass, and battery systems.
Certain of these PPAs are accounted for as leases. ASC Topic 840, Leases ("ASC 840") requires the minimum lease payments received to be amortized over the term of the lease and variable lease revenue to be recorded in the period when the changes in facts and circumstances on which the variable lease payments are based occur. See further detail regarding the Company’s PPAs accounted for as leases in Note 8. Leases. Sales are subject to economic and weather conditions and may fluctuate based on changes in the industry, regulatory policies, tax incentives, trade policies, and financial markets.
The Company has identified the sale of renewable energy and capacity, and where applicable, RECs, as the performance obligations within its PPAs. The Company transfers control of the electricity and capacity over time and the customer simultaneously receives and consumes the benefits provided by the Company's performance as it performs. Accordingly, the Company has concluded that the sale of electricity and capacity represent series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. Each distinct transfer of electricity in kilowatt hour (“kWh”) that the Company promises to transfer to the customer meets the criteria to be a performance obligation satisfied over time. The Company recognizes revenue based on the amount metered and invoiced on the basis of the contract prices multiplied by kWh delivered. The Company applies the invoicing practical expedient to recognize revenue in circumstances where the amount is determined based on the output produced.
Renewable Energy Credits Sales and Other Incentives
The Company has concluded the sale of RECs performance obligation is satisfied at the point in time in which control is transferred to the customer, which may be upon delivery of the attributes or delivery of the related renewable energy, dependent on whether the contract number of RECs is a fixed amount or based upon the amount of power generated. This represents the point in time where the Company has a present right to payment and the customer has significant risks and rewards related to ownership of the RECs.
In a bundled contract to sell energy and RECs, all performance obligations are deemed to be delivered at the same time. In such cases, the Company does not allocate the transaction price to multiple performance obligations.
Contract Amortization
Intangible assets and out-of-market contracts recognized from PPAs and RECs assumed through acquisitions related to the sale of energy in future periods for which the fair value has been determined to be less (more) than market are amortized to revenue over the term of each underlying contract on a straight-line basis.
Investment Management Revenue

The Company also performs investment management and other administrative services for other funds in the sustainable infrastructure renewable energy industry. Such services comprise many activities which constitute a series of distinct services satisfied over time. These activities include capital raising and capital deployment, marketing and other investor relations functions as well as technical asset management, finance and accounting, legal and other administrative services. The performance obligation is satisfied over time because the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the Company performs. The Company utilizes an output method based on time elapsed to measure progress towards satisfaction of the performance obligation.
Interest Revenue
Interest revenue relates to the Company's secured loans to developers within the renewable energy industry. To the extent the Company expects to collect such amounts, interest revenue is recorded on an accrual basis. If there is reason to doubt an ability to collect such interest, interest receivable on loans is not accrued for accounting purposes. Original issue discounts, market discounts or market premiums are accreted or amortized using the effective interest method as interest revenue. Prepayment premiums on loans are recorded as interest revenue when received. Any application, origination or other fees earned by the Company in arranging or issuing debt are amortized over the expected term of the loan.
Loans are placed on non-accrual status when principal and interest are 90 days or more past due, or when there is a reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as revenue or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in management’s judgment, is likely to remain current.
Goodwill
Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration, over the assigned fair values of the identifiable net assets acquired. Goodwill is not amortized and is tested for impairment at least on an annual basis at the beginning of the fourth quarter or more frequently if facts or circumstances indicate that the goodwill might be impaired. In assessing goodwill for impairment, the Company may elect to use a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the Company determines it is not more likely than not that the fair value of goodwill is less than its carrying amount, the Company will not be required to perform any additional tests in assessing goodwill for impairment. If the Company concludes otherwise, or elects not to perform the qualitative assessment, then the Company will be required to perform the quantitative impairment test. If the estimated fair value of the reporting unit is less than its carrying value, the Company performs additional quantitative analysis to determine if the reporting unit’s goodwill has been impaired. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.
Investment Basis
Basis of Presentation
For the period through May 18, 2022, the LLC's Consolidated Financial Statements were prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services Investment Companies (“ASC 946”). In accordance with this specialized accounting guidance, the LLC recognized and carried all its investments, including investments in the underlying operating entities at fair value with changes in fair value recognized in earnings. Additionally, the LLC did not apply the equity method of accounting to its investments. The LLC carried its liabilities at amounts payable, net of unamortized premiums or discounts. The LLC did not elect to carry its non-investment liabilities at fair value. Net assets were calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.
Valuation of Investments at Fair Value
Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value. The LLC recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of the investments.
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
GCM has established procedures to estimate the fair value of its investments that the LLC’s Board of Directors has reviewed and approved. To the extent that such market data is available, the LLC will use observable market data to estimate the fair value of investments. In the absence of quoted market prices in active markets, or quoted market prices for similar assets in markets that are not active, the LLC will use the valuation methodologies described below with unobservable data based on the best available information in the circumstances. These methodologies incorporate the LLC’s assumptions about the factors that a market participant would use to value the asset.
The LLC considers investments in money market funds to be short-term investments. Short-term investments are stated at cost, which approximates fair value.
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
Prior to the second quarter of 2020, fair value for pre-operational assets was approximated using the cost approach. Beginning in the second quarter of 2020, GCM expanded the criteria whereby certain pre-operational assets are identified and qualified for the income approach, rather than the cost approach, for approximating fair value. Currently, GCM considers all owned assets that are fully construction ready with no impediments to begin construction and where the costs to complete such projects are well understood for the income approach. The fair value of such eligible projects is determined based upon a discounted cash flow methodology. If the portfolio has any significant portion of value that remains subject to negotiation or contract or if other significant risks to complete the project exist, the investment may be held at cost, as an approximation of fair value. These valuation methodologies involve a significant degree of judgment by GCM.
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

Recently Issued Accounting Pronouncements
See Note 2. Significant Accounting Policies to our unaudited Consolidated Financial Statements (Non-Investment Basis) for a discussion of recent accounting pronouncements and recently issued accounting pronouncements not yet adopted under the Non-Investment Basis.
See Note 2. Significant Accounting Policies to our unaudited Consolidated Financial Statements (Investment Basis) for a discussion of recent accounting pronouncements and recently issued accounting pronouncements not adopted under the Investment Basis.
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
•the last day of the fiscal year following the fifth anniversary of the completion of the Company’s initial public offering of its common shares;
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
Inflation
We could see an impact from inflationary pressures which has continued to accelerate in the wake of Russia’s invasion of Ukraine, driving up energy prices and other operating costs. Inflation in the United States rose by 9.1% on an annual basis in June 2022, which represents a 40-year high. Interest rates, notably mature market government bond yields, remain low by historical standards but are rising as central banks around the world tighten monetary policy in response to inflation pressures, while government deficits and debt remain at high levels in many major markets. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during future periods. In the event of a continued significant increase in inflation the results of our operations may be materially adversely affected.
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

Because these seasonal variations are relatively predictable for these types of assets, we factor in the effects of seasonality when analyzing a potential acquisition in these target assets. Therefore, the impact that seasonality may have on our business, including the income from our renewable energy projects, will depend on the diversity of our acquisitions in renewable energy, energy efficiency and other sustainability-related projects in our overall portfolio. However, to the extent our acquisitions are concentrated in either solar or wind power, we expect our business to be seasonal based on the mix of renewable power generation technology, as discussed above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following qualitative disclosures regarding our market risk exposures — except for (i) those disclosures that are statements of historical fact; and (ii) the descriptions of how we manage our primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our primary market risk exposures as well as the strategies used and to be used by us managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of our risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to our risk exposures and risk management strategies. There can be no assurance that our current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all their investment in the shares.
We anticipate that our primary market risks will be related to commodity prices, the credit quality of our counterparties and project companies, changes in market interest rates and changes in government incentives. We will seek to manage these risks while, at the same time, seeking to provide an opportunity for shareholders to realize attractive returns through ownership of our shares.
Commodity Price Risk
Acquisitions of renewable energy and energy efficiency projects and businesses expose us to volatility in the market prices of electricity. To stabilize our revenue, we generally expect our projects will have PPAs with local utilities and offtakers that ensure all or most of electricity generated by each project will be purchased at the contracted price. In the event any electricity is not purchased by the offtaker or the energy produced exceeds the offtaker’s capacity, we generally will sell that excess energy to the local utility or another suitable counterparty, which would ensure revenue is generated for all electricity produced. We may be exposed to the risk that the offtaker will fail to perform under the PPA, with the result that we will have to sell our electricity at the market price, which could be either advantageous or disadvantageous, depending on the market price of electricity at that point in time.
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
In regard to the market price of other commodities, increases in the costs of raw materials used in the construction of our renewable energy assets, could materially adversely affect the cost required to bring our projects to commercial operation. To mitigate this risk, we (i) when possible, share this risk with developers from whom we purchase in construction and pre-construction assets and (ii) pursue large forward procurement strategies to secure equipment for our in- construction portfolio from large and credit worthy suppliers of equipment with fixed price contracts. When we do assume pricing risk for equipment, we budget for what we believe are conservative contingencies within our construction budgets.
Credit Risk
Through our acquisitions in our target assets, we expect to be indirectly exposed to credit risk relating to counterparties to the electricity sales agreements (including PPAs) for our projects as well as the businesses in which we invest. If counterparties to the electricity sales agreements for our projects or the businesses in which we invest are unable to make payments to us when due, or at all, our financial condition and results of operations could be materially adversely affected. The Company will seek to mitigate this risk by deploying a comprehensive review and asset selection process and careful ongoing monitoring of acquired assets. In addition, we will seek contracts with high-credit-quality counterparties. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.
Changes in Market Interest Rates
With respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our secured loans to increase. As discussed above, we attempt use of interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed interest rate payments.
Changes in Government Incentives
Retrospective changes in the levels of government incentives may have a negative impact on our current renewable energy projects. Prospective changes in the levels of government incentives, including renewable energy credits and investment tax credits, may impact the relative attractiveness of future acquisitions in various renewable energy projects, which could make it difficult for GCM to find suitable acquisitions in the sector.

Item 4. Controls and Procedures
Disclosure Controls
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, and determined that the disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Any control system, no matter how well designed and operated, can only provide reasonable (but not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against the Company.
Item 1A. Risk Factors
Other than the risk factors set forth herein, there have been no material changes to the risk factors set forth in Item 1A the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), except to the extent the risk factors therein are inconsistent with the fact that the Company is an internally managed company as a result of the Acquisition. The risk factors in the Annual Report under the caption “Risks Related to Our Advisor and Its Affiliates” are no longer applicable and are hereby deleted in their entirety. The following risk factors are added and/or replace the similar risk factors included in the Annual Report. As used in this Item 1A., unless the context otherwise requires, the terms “we,” “us,” “our,” and the “Company” refer, collectively to the Company and its subsidiaries. See the discussion of the Company’s risk factors under Part I, Item 1A. in the Company’s Annual Report.
We have not previously operated as an internally managed company, which could negatively impact our future performance and we may be exposed to risks which we have not historically encountered.
As a result of the Acquisition, we operate as a fully integrated and internally managed company with our own executive management team and other employees to manage our business and operations. We no longer bear the costs of the various fees and expense reimbursements previously paid to GCM under the now terminated Advisory Agreement. However, our expenses now include the compensation and benefits of our officers and employees, as well as overhead previously incurred by GCM and Greenbacker Administration. Our employees now provide services historically provided by GCM. In addition, we have not previously operated as an internally managed company and may encounter unforeseen costs, expenses and difficulties associated with providing these services internally. If we incur unexpected expenses as a result of the Acquisition, our results of operations could be adversely affected.
Further, in connection with internalizing our operating structure, we may experience difficulty in the continued integration of the functions performed by GCM and Greenbacker Administration as stand-alone entities, and we could have difficulty retaining our personnel, including those performing management, capital raising, investment and general and administrative functions. These personnel have a great deal of know-how and experience and replacing such personnel could prove challenging. We may also fail to properly identify the appropriate mix of personnel and capital needs to operate successfully as a stand-alone entity. An inability to effectively manage our internal operations could result in our incurring excess costs and operating inefficiencies and may divert our management’s attention from operating our business.
Such risks may impact our ability to achieve the cost savings and economies of scale expected to be realized as a result of the Acquisition. A failure to achieve such cost savings and economies of scale could have a material adverse effect on our business, financial condition and results of operations and affect the value of our common shares.
Our ability to achieve our business objectives depends on our executive management team’s ability to manage and support our asset strategy. If we were to lose certain key members of our executive management team, our ability to achieve our business objectives could be significantly harmed.
We are dependent on the diligence, skill and network of industry relationships and other business contacts of our executive management team to execute our asset acquisition strategy and achieve our objectives. Our executive management team evaluates, negotiates, structures, closes and monitors our assets. Our success depends to a significant extent on the continued service of our executive management team, particularly Charles Wheeler, David Sher, Mehul Mehta, Spencer Mash and Matt Murphy. The departure of any of our executive management team could have a material adverse effect on our ability to achieve our business objectives.
There is intense competition for experienced senior management and personnel with technical and industry expertise in the renewable energy industry, and we may not be able to retain these officers or key team members. We have entered into employment letters with certain members of our executive management team including non-competition agreements. The non-competition agreements do not ensure the continued service of these executive officers. In addition, we currently do not maintain “key person” insurance covering any member of our management team. Additionally, the employment letters with certain members of our executive management team provide that if their employment with us terminates under certain circumstances we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment. The loss of any of our key team members, particularly to competitors, could have a material adverse effect on our business, financial condition and results of operations and cash flows.
Our investment management business is subject to risks.
In acquiring GCM, we have acquired a growing investment management business which is subject to risks. This business is extensively regulated by governmental agencies and other self-regulatory organizations in the U.S. and the foreign jurisdictions in which we operate. Any failure to comply with the various rules and regulations of these jurisdictions could result in liability or other risks, including the inability to carry on activities related to this line of our business, incurring additional expenses as a result of increased regulatory oversight, examinations relating to, among other things, antitrust law, anti-money laundering laws, anti-bribery laws, laws relating to foreign officials, tax laws and privacy laws and fines if we or GCM are deemed to have violated any regulations, and a decrease in profitability as a result of costs of complying with these regulatory matter and/or responding to any regulatory inquiries. Termination of advisory agreements with respect to GCM’s existing or future managed funds could also result in lost revenue for the Company and significant reputational damage impacting GCM’s ability to provide advisory services to other alternative investment funds. Any of these risks could have a material adverse effect on our business, financial condition and results of operations.

Conflicts of interest may arise in the allocation of acquisition opportunities.
GCM currently manages, and may in the future manage, other investment funds that pursue investment strategies involving our target assets. Accordingly, GCM has obligations to the other entities it manages, and may have additional obligations to entities it manages in the future, the fulfillment of which might not be in the best interests of the Company or its shareholders. In addition, the Company may compete with any such investment vehicle for the same investors and acquisition opportunities.
GCM has adopted policies regarding the allocation of acquisition opportunities, however the application of such policies may result in the Company not participating, or not participating to the same extent, in acquisition opportunities in which it would have otherwise participated had the related allocations been determined without regard to such guidelines. Among the factors GCM considers in making investment allocations among the Company and our managed funds are the following: (i) each investment entity’s investment objectives and investment focus, (ii) sourcing of an investment opportunity (and with respect to an investment opportunity originated by a third-party, the relationship of a particular investment entity to or with such third-party), (iii) each investment entity’s liquidity and reserves (including whether an investment entity is able to commit to invest all capital required to consummate a particular investment opportunity), (iv) the anticipated future pipeline of suitable investments, (v) each investment entity’s diversification (including the actual, relative or potential exposure of an investment entity to the type of investment opportunity in terms of its existing portfolio), (vi) the amount of capital available for investment by each investment entity as well as each investment entity’s projected future capacity for investment (including whether an investment entity is able to invest all capital required to consummate a particular investment opportunity), (vii) the size, liquidity and duration of the investment, (viii) the availability of other suitable investments for each investment entity, (ix) legal, tax, accounting, regulatory and other considerations, (x) any other relevant limitations imposed by or conditions set forth in the applicable offering and organizational documents of each investment entity and (x) any other consideration deemed relevant by GCM.
Our business in the future may be different from our current business.
Along with the Acquisition, we have taken steps to transition the focus of our business from being an investor in clean energy projects to a diversified independent power producer coupled with an investment management business. Our current IPP business consist of wind, solar, storage and ancillary power generation assets primarily across the United States and Canada. We may own interests in other renewable power operations, and we may seek to divest of certain of our existing assets or business in the future. The risks associated with the operations of our future business may differ from those associated with our current business. Our investment management business will continue to expand and future managed funds that we provide services to may change over time as that business grows.
Our success is subject to general market and economic conditions we cannot control or predict.
Our business is affected by conditions in the financial markets and economic and political conditions throughout the world, such as interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors and the possibility of changes to regulations applicable to alternative asset managers such as GCM), trade policies, commodity prices, tariffs, currency exchange rates and controls and national and international political circumstances (including wars and other forms of conflict, civil unrest, terrorist acts, and security operations) and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and pandemics (including the ongoing COVID-19 pandemic) could materially affect our business to the extent it materially affects global economies or global financial markets. These factors are outside of our control and may affect our performance and the liquidity and value of our assets, and we may not be able to or may choose not to manage our exposure to these conditions, which may result in adverse consequences for us and result in substantial losses.
A depression, recession or slowdown in the U.S. would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. Concerns over increasing inflation, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels as well as geopolitical tension, have precipitated market volatility. Moreover, market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets and the current ongoing conflict between Russia and Ukraine could have a negative impact on those countries and others in the region. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
The results of the U.S. Department of Commerce’s investigation into the antidumping and countervailing duties circumvention claim on solar cells and panels supplied from Malaysia, Vietnam, Thailand, and Cambodia are uncertain. If the investigation results in additional taxes, tariffs, duties, or other assessments on renewable energy or the equipment necessary to generate or deliver it, such as antidumping and countervailing duty rates, such developments could impede the realization of our U.S. renewables strategy by resulting in, among other items, lack of a satisfactory market for the development and/or financing of our U.S. renewable energy projects, abandoning the development of certain U.S. renewable energy projects, a loss of our investments in the projects, and/or reduced project returns.
The length and severity of any economic slowdown or downturn cannot be predicted with confidence at this time. Any of the foregoing could have a significant impact on our business and result in substantial losses.

If the market for various types of climate solutions projects or the investment techniques related to such projects do not develop as we anticipate, new business generation in this target area may be adversely impacted
The market for various types of climate solutions projects is emerging and rapidly evolving, leaving their future success uncertain. Similarly, various investing techniques, such as leasing land for renewable energy projects, purchasing interests in existing renewable energy projects, the use of C-PACE financing and the use of taxable debt for state and local energy efficiency or sustainable infrastructure financings are emerging and the future success of these investing techniques is also uncertain. If some or all market segments or investing techniques prove unsuitable for widespread commercial deployment or if demand for such projects or techniques fail to grow sufficiently, the demand for our capital may decline or develop more slowly than we anticipate. Many factors will influence the widespread adoption and demand for such projects and investing techniques, including general and local economic conditions, commodity prices of fossil fuel energy sources, the cost and availability of energy storage, the cost-effectiveness of various projects and techniques, performance and reliability of such technologies compared to conventional power sources and technologies, and the extent of government subsidies and regulatory developments. Any changes in the markets, products, technologies, financing techniques, or the regulatory environment could adversely impact the demand or financial performance for such projects.

Our assets may be exposed to an increase in climate change or other change in meteorological conditions which could have an impact on electric generation, revenue or insurance costs, all of which could adversely affect our business, financial condition and results of operations and cash flows.
The electricity produced and revenues generated by a renewable electric generation facility are highly dependent on suitable weather conditions, which are beyond our control. Components of renewable energy systems, such as turbines, solar panels and inverters, could be damaged by natural disasters or severe weather, including extreme temperatures, wildfires, hurricanes, hailstorms or tornadoes. Furthermore, the potential physical impacts of climate change may impact our investments, including the result of changes in weather patterns (including floods, tsunamis, drought, and rainfall levels), wind speeds, water availability, storm patterns and intensities, and temperature levels. The projects in which we invest will be obligated to bear the expense of repairing the damaged renewable energy systems and replacing spare parts for key components and insurance may not cover the costs or the lost revenue. Natural disasters or unfavorable weather and atmospheric conditions could impair the effectiveness of the renewable energy assets, reduce their output beneath their rated capacity, require shutdown of key equipment or impede operation of the renewable energy assets, which could adversely affect our business, financial condition and results of operations and cash flows. Sustained unfavorable weather could also unexpectedly delay the installation of renewable energy systems, which could result in a delay in our investing in new projects or increase the cost of such projects. The resulting effects of climate change can also have an impact on the cost of, and the ability of a project to obtain, adequate insurance coverage to protect against related losses.
We typically base our acquisition decisions with respect to each renewable energy facility on the findings of studies conducted on-site prior to construction or based on historical conditions at existing facilities. However, actual climatic conditions at a facility site may not conform to the findings of these studies. Even if an operating project’s historical renewable energy resources are consistent with the long-term estimates, the unpredictable nature of weather conditions often results in daily, monthly and yearly material deviations from the average renewable resources anticipated during a particular period. Therefore, renewable energy facilities in which we invest may not meet anticipated production levels or the rated capacity of the generation assets, which could adversely affect our business, financial condition and results of operations and cash flows.
The amount of electricity renewable energy generation assets produce is also dependent in part on the time of year. For example, because shorter daylight hours in winter months results in less solar irradiation, the generation of particular assets will vary depending on the season. Further, time-of-day pricing factors vary seasonally which contributes to variability of revenues. As a result, we the revenue and cash flow from certain of our assets to vary based on the time of year.
In addition, many of a project’s end-customers could be large entities with wide ranging activities. A climate related event in a non-related part of the business could have a material adverse impact on the financial strength of such end-customer and their ability to honor their contractual obligations which could negatively impact on revenue and the cash flow of the project and our business.

The elimination of the London Interbank Offered Rate (“LIBOR”) may adversely affect interest expense related to our borrowings or the borrowings of our managed funds.
In connection with our borrowings to finance our assets, we pay interest, based on LIBOR. Additionally, funds GCM manages hold a number of contracts that reference LIBOR.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intended to stop encouraging or compelling banks to submit rates for the calibration of LIBOR by the end of 2021. On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced that it planned to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors (for which publication has now ceased), and on June 30, 2023 for all other LIBOR tenors. While this announcement extended the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In June 2017, the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. In March 2022, the Adjustable Interest Rate (LIBOR) Act was enacted as “Division U” of the Consolidated Appropriations Act of 2022, which provides a federal framework for the replacement of U.S. dollar LIBOR in legacy contracts that reference the overnight 1-, 3-, 6-, or 12-month tenors of U.S. dollar LIBOR, and recommends SOFR as the replacement reference rate for such contracts.
Transition from LIBOR to SOFR or to another reference rate may result in an increase or a decrease of the overall borrowing cost for us, the funds we manage and their portfolio companies. Even if the overall borrowing cost decreases, any savings that we or the funds we manage realize from such decrease could be offset partially or entirely by lower overall interest income received from certain assets. In addition, the transition from LIBOR to another reference rate could result in financial market disruption and significant increases or volatility in risk-free benchmark rates. Should such disruption occur, it may adversely affect, among other things, (1) the trading market for LIBOR-based securities, (2) the market for derivative instruments, including those that we use to achieve our hedging objectives, and (3) our ability to issue funding agreements bearing a floating rate of interest. As a result, the transition from LIBOR could have a direct or indirect adverse effect on our business, results of operations, financial condition, and MSV.
Our calculations of NAV and MSV are based on internally established procedures and not governed by governmental or independent securities, financial or accounting rules or standards.
The method we use to calculate NAV is based on internally established procedures to estimate fair value of our assets and is not prescribed by the rules of the SEC or any other regulatory agency. There are no accounting rules or standards that prescribe which components should be used in calculating NAV and therefore NAV should not be considered in isolation from or as superior to or as a substitute for other financial measures determined in accordance with U.S. GAAP, such as net income (loss) or operating income (loss). Further NAV is not audited by our independent registered public accounting firm. Our calculation of NAV is based on valuation estimates and assumptions that may not prove accurate or complete, and as a result the actual NAV may differ materially from our calculation. The Board of Directors has approved the selection of an independent valuation firm to review the Company's valuation methodology and to work with management to provide additional inputs for consideration by the Company's board of Directors with respect to the fair value of investments. These fair value estimates and assumptions are inherently uncertain and are subject to a wide variety of significant business, economic, and competitive risks and uncertainties that could cause actual values to differ materially from the NAV presented herein. These risks could cause NAV to vary significantly and our future NAV may be materially lower than expected. To the extent those estimates and assumptions prove to be incorrect or are modified in the future, the price of our common shares could be materially and adversely affected. Using different assumptions and fair value estimates than those described above could result in a NAV materially different from ours. Furthermore, because other renewable energy companies may define NAV differently, our definition of NAV may not be comparable to a similarly titled measure of other companies, thereby diminishing its utility as a comparative measure.
The method we use to calculate our MSV, is based on internally established procedures and is not prescribed by the rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating MSV, and our MSV is not audited by our independent registered public accounting firm. We calculate and publish MSV solely for purposes of establishing the price of our common shares pursuant to our DRP and SRP, and for publishing the value of each shareholder’s investment in us on such investor’s customer account statement, and our MSV should not be viewed as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our MSV may differ from those used by other companies now or in the future. Errors may occur in calculating our MSV, which could impact the price of our common shares pursuant to our DRP and SRP, and the value of our shareholder's investment in us.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Net Asset Value and Monthly Share Value” for further details on the calculation of NAV and MSV.
We are not required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, we are not required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.
In addition, we are a “smaller reporting company,” as such term is defined in the Exchange Act. As a smaller reporting company, we are also eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not smaller reporting companies. To the extent that we continue to qualify as a smaller reporting company after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) scaled executive compensation disclosures and (2) the requirement to provide only two years of audited financial statements, instead of three years.
Once we are no longer an emerging growth company or a smaller reporting company, so long as shares of our common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
We cannot predict if investors will find our common shares less attractive because we choose to rely on any of the exemptions discussed above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2022, we sold in a private offering 11,226,379 Class P-I shares for net proceeds of approximately $98.8 million and 713,196 Class P-S shares for net proceeds of approximately $6.3 million. In addition, in connection with the Acquisition, Group LLC received consideration of 24,365,133 Class P-I shares, which were valued at $8.81 per Class P-I share, or an aggregate value of approximately $214.7 million, net of deal related fees and expenses, and 13,071,153 Earnout Shares. We conducted the private offering pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act. The issuance of the Class P-I shares and the Earnout Shares to Group LLC in connection with the Acquisition was made in reliance upon the applicable exemption from registration under Section 4(a)(2) of the Securities Act. There were no selling commissions or placement agent fees for the sale of Class P-I shares and Class P-S shares in the private offering.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
Not applicable.
Item 6. Exhibits

Exhibit Number	Description of Document

2.1
Contribution Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Company LLC and Greenbacker Group LLC (Incorporated by reference from Exhibit 2.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

2.2
Contribution Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Company LLC and Greenbacker Renewable Energy Corporation (Incorporated by reference from Exhibit 2.2 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

3.1
Fifth Amended and Restated Limited Liability Company Operating Agreement, dated as of May 19, 2022 of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

3.1
Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on December 11, 2012)

3.2
Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated November 17, 2020 (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-55610) filed on November 17, 2020)

4.1
Certificate of Share Designation of Class EO Common Shares of Greenbacker Renewable Energy Company LLC, dated as of May 19, 2022 (Incorporated by reference from Exhibit 4.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.1
Fourth Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated July 1, 2021 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 000-55610) filed on July 1, 2021)

10.1
Registration Rights Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Corporation, Greenbacker Renewable Energy Company LLC and the Initial Holders (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.2
Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on November 17, 2020)

10.2
Transition Services Agreement, dated as of May 19, 2022, by and among Greenbacker Group LLC, GB Liquidation Performance Holder LLC, GB EO Holder LLC, and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.3
Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.4
Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.5
Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

10.6
Credit Agreement among GREC Entity Holdco LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated June 20, 2019 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on June 25, 2019)

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on November 18, 2022, formatted in XBRL (eXtensible Business Reporting Language):

Non-Investment Basis:
(i) Consolidated Balance Sheet; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statement of Redeemable Noncontrolling Interests and Equity; (v) Consolidated Statement of Cash Flows; and (vi) Notes to the Consolidated Financial Statements

Investment Basis:
(i) Consolidated Statement of Assets and Liabilities; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Net Assets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Schedule of Investments; and (vi) Notes to the Consolidated Financial Statements

104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenbacker Renewable Energy Company LLC
Date: November 18, 2022	By	/s/ Charles Wheeler
Charles Wheeler Chief Executive Officer principal executive officer

Date: November 18, 2022	By	/s/ Michael Landenberger
Michael Landenberger Chief Accounting Officer principal financial officer