Form 10-Q
period 2022-09-30
Greenbacker Renewable Energy Co LLC
filed 2022-11-21
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

EXPLANATORY NOTE
As previously announced by Greenbacker Renewable Energy Company LLC (the “Company”) in its Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2022, the Company completed the acquisition of Greenbacker Capital Management LLC (“GCM”), Greenbacker Administration LLC (“Greenbacker Administration”) and other affiliated companies on May 19, 2022 (the “Acquisition”). As a result of the Acquisition and other steps taken by the Company to transition the focus of the Company's business from being an investor in clean energy projects to a diversified independent power producer coupled with an investment management business, the Company was required to transition the basis of its accounting. Since inception, the Company's historical financial statements have been prepared using the investment company basis of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). ASC 946 (or “Investment Basis”) requires that if there is a subsequent change in the purpose and design of an entity, the entity should reevaluate its status as an investment company. Based on the above noted changes, management determined the Company no longer exhibited the fundamental characteristics of, and no longer qualified as, an investment company as defined in ASC 946. As a result, the Company was required to discontinue the application of ASC 946 and, in connection therewith, began applying other non-investment company U.S. generally accepted accounting principles (“U.S. GAAP”) prospectively beginning May 19, 2022 (the closing of the Acquisition).
As the change in status occurred during the Company’s second fiscal quarter, the results of operations as included in this quarterly report on Form 10-Q (this “Quarterly Report”) will be presented as they would be for an investment company under ASC 946 for all historical periods and the period(s) through May 18, 2022, and presented as they would be under other non-investment company U.S. GAAP accounting (“Non-Investment Basis”) for the time period between May 19, 2022, the effective date of the change in status, through September 30, 2022, including the three months ended September 30, 2022. Given that the financial statements prior to and subsequent to the change in status are not comparable, the Company will present separate Consolidated Financial Statements, including footnotes as applicable, for the time periods prior to and subsequent to May 19, 2022.

		PAGE

PART I.	FINANCIAL INFORMATION	1

Item 1.	Consolidated Financial Statements (Non-Investment Basis)	1

	Consolidated Balance Sheet as of September 30, 2022 (unaudited)	1

	Consolidated Statements of Operations for three months ended September 30, 2022, and the period from May 19, 2022 through September 30, 2022 (unaudited)	2

	Consolidated Statements of Comprehensive Income for the three months ended September 30, 2022, and the period from May 19, 2022 through September 30, 2022 (unaudited)	3

	Consolidated Statements of Redeemable Noncontrolling Interests and Equity the period from May 19, 2022 through June 30, 2022 and for the three months ended September 30, 2022 (unaudited)	4

	Consolidated Statement of Cash Flows for the period from May 19, 2022 through September 30, 2022 (unaudited)	5

	Notes to the Consolidated Financial Statements (unaudited)	6

	Consolidated Financial Statements (Investment Basis)	48

	Consolidated Statement of Assets and Liabilities as of December 31, 2021	48

	Consolidated Statements of Operations for the period from January 1, 2022 through May 18, 2022 and the three and nine months ended September 30, 2021 (unaudited)	49

	Consolidated Statement of Changes in Net Assets for the period from January 1, 2022 through March 31, 2022 and the period from April 1, 2022 through May 18, 2022 (unaudited)	50

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2021 (unaudited)	51

	Consolidated Statements of Cash Flows for the period from January 1, 2022 through May 18, 2022 and the nine months ended September 30, 2021 (unaudited)	53

	Consolidated Schedule of Investments as of December 31, 2021	54

	Notes to Consolidated Financial Statements (unaudited)	57

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	80

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	128

i

ii

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Non-Investment Basis)
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(unaudited)

September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$131,538,314
Restricted cash	56,590,281
Accounts receivable	23,052,303
Derivative assets, current	22,046,481
Notes receivable, current	39,976,327
Other current assets	32,185,829
Total current assets	305,389,535
Noncurrent assets:
Property, plant and equipment, net	1,751,364,491
Intangible assets, net	553,374,486
Goodwill	220,940,043
Investments, at fair value	158,570,380
Derivative assets	191,083,397
Other noncurrent assets	29,937,855
Total noncurrent assets	2,905,270,652
Total assets	$3,210,660,187

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$77,117,665
Shareholder distributions payable	9,233,227
Contingent consideration, current	11,272,466
Current portion of long-term debt	50,758,084
Redemptions payable	12,091,360
Other current liabilities	7,202,235
Total current liabilities	167,675,037
Noncurrent liabilities:
Long-term debt, net of current portion	690,866,909
Contingent consideration	74,400,000
Deferred tax liabilities, net	85,500,086
Out-of-market contracts, net	229,953,557
Other noncurrent liabilities	32,892,077
Total noncurrent liabilities	1,113,612,629
Total liabilities	$1,281,287,666

Commitments and contingencies (Note 12. Commitments and Contingencies)

Redeemable noncontrolling interests	2,034,000

Equity:
Preferred shares, par value, $0.001 per share, 50,000,000 authorized; none issued and outstanding	—
Common shares, par value, $0.001 per share, 350,000,000 authorized, 201,026,480 outstanding	201,026
Additional paid-in capital	1,786,409,291
Accumulated deficit	(79,671,957)
Accumulated other comprehensive income	66,275,994
Noncontrolling interests	154,124,167
Total equity	1,927,338,521
Total liabilities, redeemable noncontrolling interests and equity	$3,210,660,187
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30, 2022	For the period from May 19, 2022 through September 30, 2022
Revenue
Energy revenue	$41,620,129	$61,364,199
Investment Management revenue	199,758	408,798
Other revenue	3,872,142	5,371,619
Contract amortization, net	(4,423,703)	(6,261,422)
Total revenue	41,268,326	60,883,194

Operating expenses
Direct operating costs	21,534,068	30,280,293
General and administrative	16,064,564	23,863,251
Depreciation, amortization and accretion	14,203,777	20,385,670
Total operating expenses	51,802,409	74,529,214

Operating loss	(10,534,083)	(13,646,020)

Interest expense, net	(6,626,355)	(9,380,063)
Net unrealized loss on investments	(4,863,752)	(4,351,694)
Other expense	(138,041)	(498,592)

Net loss before income taxes	(22,162,231)	(27,876,369)
Benefit from (provision for) income taxes	1,700,896	1,118,352
Net loss	(20,461,335)	(26,758,017)
Net loss attributable to noncontrolling interests	(15,866,579)	(24,098,817)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(4,594,756)	$(2,659,200)

Earnings per share
Basic	$(0.02)	$(0.01)

Weighted average shares outstanding
Basic	201,930,597	201,950,922
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended September 30, 2022	For the period from May 19, 2022 through September 30, 2022
Net loss	$(20,461,335)	$(26,758,017)

Other comprehensive income, net of tax:
Unrealized gain on derivatives designated as cash flow hedges, net of tax	58,820,156	66,275,994
Total other comprehensive income, net of tax	$58,820,156	$66,275,994

Comprehensive income	38,358,821	39,517,977
Less: Comprehensive loss attributable to noncontrolling interests	(15,866,579)	(24,098,817)
Comprehensive income attributable to Greenbacker Renewable Energy Company LLC	$54,225,400	$63,616,794
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(unaudited)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of May 19, 2022	177,455,448	$177,455	$1,574,042,087	$(30,479,634)	$—	$72,779,714	$1,616,519,622	$2,034,000
Consolidation of Greenbacker Development Opportunities Fund I, LP	—	—	—	—	—	45,445,898	45,445,898	—
Consolidation of Greenbacker Development Opportunities GP I, LLC	—	—	—	—	—	533,315	533,315	—
Issuance of common shares as consideration transferred for Acquisition	24,365,133	24,365	214,656,822	—	—	—	214,681,187	—
Issuance of common shares under distribution reinvestment plan	450,810	451	3,909,253	—	—	—	3,909,704	—
Repurchases of common shares	(576,790)	(577)	(5,153,648)	—	—	—	(5,154,225)	—
Other capital activity	(11,601)	(11)	755,454	—	—	—	755,443	—
Deferred sales commissions	—	—	—	(10,678)	—	—	(10,678)	—
Shareholder distributions	—	—	—	(18,208,626)	—	—	(18,208,626)	—
Other comprehensive income	—	—	—	—	7,455,838	—	7,455,838	—
Contributions from noncontrolling interests, net	—	—	—	—	—	12,634,073	12,634,073	—
Distributions to noncontrolling interests	—	—	—	—	—	(6,000,941)	(6,000,941)	—
Share-based compensation expense	—	—	1,334,474	—	—	—	1,334,474	—
Net income (loss)	—	—	—	1,935,556	—	(8,232,238)	(6,296,682)	—
Balances as of June 30, 2022	201,683,000	$201,683	$1,789,544,442	$(46,763,382)	$7,455,838	$117,159,821	$1,867,598,402	$2,034,000
Issuance of common shares under distribution reinvestment plan	665,360	665	5,851,154	—	—	—	5,851,819	—
Repurchases of common shares	(1,349,690)	(1,350)	(12,041,235)	—	—	—	(12,042,585)	—
Other capital activity	27,810	28	212,373	—	—	—	212,401	—
Deferred sales commissions	—	—	—	(14,691)	—	—	(14,691)	—
Shareholder distributions	—	—	—	(28,299,128)	—	—	(28,299,128)	—
Other comprehensive income	—	—	—	—	58,820,156	—	58,820,156	—
Contributions from noncontrolling interests, net	—	—	—	—	—	57,004,257	57,004,257	—
Distributions to noncontrolling interests	—	—	—	—	—	(4,173,332)	(4,173,332)	—
Share-based compensation expense	—	—	2,842,557	—	—	—	2,842,557	—
Net (loss)	—	—	—	(4,594,756)	—	(15,866,579)	(20,461,335)	—
Balances as of September 30, 2022	201,026,480	$201,026	$1,786,409,291	$(79,671,957)	$66,275,994	$154,124,167	$1,927,338,521	$2,034,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

For the period from May 19, 2022 through September 30, 2022
Cash Flows from Operating Activities
Net loss	$(26,758,017)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation, amortization and accretion	26,647,092
Share-based compensation expense	4,177,031
Changes in fair value of contingent consideration	800,000
Amortization of financing costs and debt discounts	1,156,886
Amortization of interest rate swap contracts into net income	172,560
Unrealized loss on investments	4,351,694
(Benefit from) income taxes	(1,118,352)
Changes in operating assets and liabilities:
Accounts receivable	5,210,660
Other current and noncurrent assets	(135,228)
Accounts payable and accrued expenses	(7,099,830)
Other current and noncurrent liabilities	1,748,887
Net cash provided by operating activities	9,153,383

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(221,275,181)
Purchases of investments	(33,909,381)
Loans made to other parties, net of principal repayments received	(10,309,201)
Cash acquired from Acquisition and consolidation of GDEV, net	1,714,463
Net cash used in investing activities	(263,779,300)

Cash Flows from Financing Activities
Shareholder distributions	(29,433,992)
Return of collateral paid for swap contract	6,815,000
Cash paid for repurchases of common shares	(5,105,449)
Other capital activity	(218,984)
Contributions from noncontrolling interests	69,638,328
Distributions to noncontrolling interests	(7,659,395)
Proceeds from borrowings	223,800,946
Payments on borrowings	(14,645,530)
Payments for loan origination costs	(5,885,729)
Net cash provided by financing activities	237,305,195

Net decrease in Cash, cash equivalents and Restricted cash	(17,320,722)
Cash, cash equivalents and Restricted cash at beginning of period*	205,449,317
Cash, cash equivalents and Restricted cash at end of period	$188,128,595

Supplemental Disclosures
Interest paid, net of amounts capitalized	$9,084,396

Non-cash investing and financing activities
Deferred sales commission payable	3,155,993
Capital expenditures incurred but not paid	54,135,580
Non-cash distributions to noncontrolling interests	2,514,878
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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (unaudited)

These Notes to the Consolidated Financial Statements were prepared under the Non-Investment Basis as of September 30, 2022 and for the period from May 19, 2022 through September 30, 2022 and the three months ended September 30, 2022. All references to the "Company" in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries, unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
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
Refer to Note 3. Acquisitions for additional discussion of the Acquisition.
Our Portfolio
As of September 30, 2022, the Company’s fleet of renewable energy projects includes 456 solar, wind, biomass, battery storage, and energy efficiency projects domiciled in the United States and in Canada, as well as nine loans to developers of renewable energy projects. As of September 30, 2022, GCM serves as the registered investment adviser of five funds in the renewable energy industry.

Note 2. Significant Accounting Policies

Basis of Presentation
Since inception and prior to the Acquisition, the Company’s historical financial statements were prepared using the investment company basis of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). ASC 946 (or “Investment Basis”) requires that if there is a subsequent change in the purpose and design of an entity, the entity should reevaluate its status as an investment company. As a result of the Acquisition and other steps taken by the Company to transition the focus of the Company’s business from being an investor in clean energy projects to a diversified independent power producer coupled with an investment management business, the Company no longer exhibits the fundamental characteristics of, and no longer qualifies as, an investment company. The Company discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively in accordance with other U.S. generally accepted accounting principles (“U.S. GAAP”) topics (“Non-Investment Basis”) as of the date of the change in status, or May 19, 2022 (the closing date of the Acquisition). In accordance with ASC 946, the fair value of an investment at the date of the change in status shall be the investment's initial carrying amount on a Non-Investment Basis.
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
As such, this Quarterly Report includes the following:
Non-Investment Basis
•Consolidated Balance Sheet as of September 30, 2022 (unaudited)
•Consolidated Statements of Operations for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022 (unaudited)
•Consolidated Statements of Comprehensive Income for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022 (unaudited)
•Consolidated Statements of Redeemable Noncontrolling Interests and Equity for the period from May 19, 2022 through June 30, 2022 and the three months ended September 30, 2022 (unaudited)
•Consolidated Statement of Cash Flows for the period from May 19, 2022 through September 30, 2022 (unaudited)
•Notes to the Consolidated Financial Statements (unaudited)
Investment Basis
•Consolidated Statement of Assets and Liabilities as of December 31, 2021
•Consolidated Statements of Operations for the period from January 1, 2022 through May 18, 2022 and the three and nine months ended September 30, 2021 (unaudited)
•Consolidated Statements of Changes in Net Assets for the period from January 1, 2022 through March 31, 2022 and the period from April 1, 2022 through May 18, 2022 (unaudited)
•Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2021 (unaudited)
•Consolidated Statements of Cash Flows from the period from January 1, 2022 through May 18, 2022 and the nine months ended September 30, 2021 (unaudited)
•Consolidated Schedule of Investments as of December 31, 2021
•Notes to the Consolidated Financial Statements (unaudited)
Change in Presentation due to Change in Status

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
Basis of Consolidation
The Consolidated Financial Statements and related notes have been prepared on the Non-Investment Basis of accounting in accordance with U.S. GAAP and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to financial information. The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and those of its subsidiaries in which it has a controlling financial and/or voting interest. All intercompany balances and transactions have been eliminated in consolidation. The Company determines whether it has a controlling interest in an entity by first evaluating whether the entity is a VIE under U.S. GAAP as discussed further below.
Management has determined that Greenbacker Development Opportunities Fund I, LP (“GDEV”), a consolidated subsidiary of the Company (refer to Note 13. Variable Interest Entities for additional discussion), is an investment company under ASC 946 for the purposes of financial reporting. In accordance with ASC 946, when an investment company’s results of operations are consolidated with and into the financial statements of a company that does not follow ASC 946, the results of operations and statement of financial position of the investment company shall continue to be presented in accordance with ASC 946. As such, in the preparation of the Consolidated Financial Statements, GDEV is presented in the Consolidated Financial Statements of the Company utilizing ASC 946 accounting requirements. ASC 946 requires investments of an investment company to be recorded at the estimated fair value in the Consolidated Balance Sheet and the unrealized gains and/or losses in an investment’s fair value to be recognized on a current basis in the Consolidated Statements of Operations.

All of the investments held by GDEV are presented at their estimated fair values within Investments, at fair value in the Company’s Consolidated Balance Sheet as of September 30, 2022. Additionally, the revenue, expenses and income of GDEV are included in the appropriate captions within the Company’s Consolidated Statements of Operations.
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
Refer to Note 13. Variable Interest Entities for further details.
Equity Method Investments
When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting. The Company has elected the fair value option for each of its equity method investments. The Company reflects changes in the fair value of its equity method investments in Net unrealized gain (loss) on investments on the Consolidated Statements of Operations. Dividend income is recorded in Other revenue on the Consolidated Statements of Operations as of the date that dividends are declared by the investee. The value of the Company's equity method investments are recorded to Investments, at fair value on the Consolidated Balance Sheet.
During September 2021, OYA Solar B1 Intermediate Holdco LLC ("OYA Solar") was formed. As of September 30, 2022, the Company’s investment represented approximately 50.00% of OYA Solar’s issued and outstanding equity shares. The Company determined that it does not have a controlling financial interest in OYA Solar but could exert significant influence over operating and financial policies because of our ownership interest in OYA Solar. Accordingly, the Company accounted for its investment in the preferred shares of OYA Solar as an equity method investment and elected the fair value option for this investment. As of September 30, 2022, the value of the Company's investment in OYA Solar was $18.6 million, which is recorded within Investments, at fair value on the Consolidated Balance Sheet. For the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, the Company recorded no unrealized gain or loss and no dividend income with respect to this investment.
During February 2016, Aurora Solar Holdings, LLC (“Aurora Solar”) was formed. As of September 30, 2022, the Company’s investment represented approximately 49.00% of Aurora Solar’s issued and outstanding common shares. The Company determined that it does not have a controlling financial interest in Aurora Solar but could exert significant influence over operating and financial policies because of its ownership interest in Aurora Solar. Accordingly, the Company accounted for its investment in the common shares of Aurora Solar as an equity method investment and elected the fair value option. As of September 30, 2022, the value of the Company's investment in Aurora Solar was $66.8 million, which is recorded within Investments, at fair value on the Consolidated Balance Sheet. For the three months ended September 30, 2022, the Company recorded dividend income of $2.5 million and an unrealized loss of $4.9 million with respect to Aurora Solar, which is recorded in Other revenue and Net unrealized loss on investments, respectively, on the Consolidated Statements of Operations. For the period from May 19, 2022 through September 30, 2022, the Company recorded dividend income of $3.5 million and an unrealized loss of $6.2 million with respect to Aurora Solar, which is recorded in Other revenue and Net unrealized loss on investments, respectively, on the Consolidated Statements of Operations.
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
For certain NCI when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, the Company considers ASC Topic 970, Real Estate - General (“ASC 970”) and applies the HLBV method of reporting. Under the HLBV method, the amounts of income and loss attributed to the NCI reflect the changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under U.S. GAAP. The third party noncontrolling interests in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income, if applicable, are determined based on the difference in the carrying amounts of NCI on the Consolidated Balance Sheet between reporting dates, adjusted for any capital transactions between the Company and third-party investors that occurred during the respective period.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. Accounts receivable also include unbilled accounts receivable, which is comprised of the monthly power generated under power purchase agreements (“PPAs”) not yet invoiced. The Company reviews its accounts receivable for collectability and records an allowance for doubtful accounts for estimated uncollectible accounts receivable as deemed necessary. Accounts receivable are written off when they are no longer deemed collectible. The allowance is based on the Company's assessment of known delinquent accounts, historical experience and other currently available evidence of the collectability and the aging of accounts receivable. The underlying assumptions, estimates and assessments the Company uses to provide for losses are updated to reflect the Company's view of current conditions. Changes in such estimates could significantly affect the allowance for losses. It is possible the Company will experience credit losses that are different from the Company's current estimates. Based on the Company's assessment performed as of September 30, 2022, no allowance for doubtful accounts was recorded.
Fair Value Measurements
ASC Topic 820, Fair Value Measurement (“ASC 820”) prioritizes the use of market-based inputs over entity-specific inputs and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation. The three levels of valuation hierarchy are defined as follows:
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
During the period from May 19, 2022 through September 30, 2022, the Company recorded $220.9 million of goodwill related to the Acquisition, which is not deductible for tax purposes.
Refer to Note 7. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details.
Amortizable and Other Intangible Assets and Out-of-market Contracts
Contract-based intangible assets, including intangible assets and liabilities (out-of-market contracts) associated with PPAs and renewable energy credit (“REC”) agreements, represent the value of rights that arise from contractual arrangements. When the Company acquires a project with an existing PPA or REC agreement in an asset acquisition or business combination and the terms of the contract are favorable or unfavorable relative to market terms, the Company recognizes intangible assets or liabilities in its accounting for the acquisition. In addition, in the Company’s accounting for the transition from the Investment Basis to the Non-Investment Basis, the Company identified and recorded contract-based intangible assets and liabilities associated with its existing PPAs and REC agreements, as applicable. The Company amortizes identifiable intangible assets consisting of channel partner relationships, out-of-market PPAs, out-of-market REC contracts and trademarks because these assets have finite lives. The Company’s amortizable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives.
The contract-based intangible assets and liabilities (out-of-market contracts) associated with PPA and REC agreements for which the fair value has been determined to be less (more) than market are amortized to revenue over the term of each underlying contract on a straight-line basis.
Amortization expense related to the Company's finite lived intangible assets was $6.8 million for the three months ended September 30, 2022. This includes $4.4 million of net contract amortization on PPA and REC contract intangible assets and out-of-market contracts recorded within Contract amortization, net on the Consolidated Statements of Operations and $2.4 million of amortization expense on channel partner relationships and trademark intangible assets recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations.
Amortization expense related to the Company's finite lived intangible assets was $9.8 million for the period from May 19, 2022 through September 30, 2022. This includes $6.3 million of net contract amortization on PPA and REC contract intangible assets and out-of-market contracts recorded within Contract amortization, net on the Consolidated Statements of Operations, and $3.5 million of amortization expense on channel partner relationships and trademark intangible assets recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations.
Refer to Note 7. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details.
Impairment of Long-Lived Assets
In accordance with ASC Topic 360, Property, Plant, and Equipment, long-lived assets and intangible assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used, is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The Company did not recognize any impairment charges on long-lived assets for the period from May 19, 2022 through September 30, 2022.
Notes Receivable
The Company’s notes receivable consists of loans made by the Company, who serves as the debt holder, to different entities, serving as borrowers, as a way to finance the development and construction of renewable energy projects. The Company accounts for its notes receivable in accordance with ASC Topic 310, Receivables (“ASC 310”).
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
Interest income from the notes receivable represents ordinary business activities and are presented as Other revenue on the Consolidated Statements of Operations.
The Company’s notes receivable consists of the following:

	As of September 30, 2022	Interest rate	Maturity date
Notes receivable, current
Chaberton	$8,158,687	8.00%	10/14/2022(1)
New Market	5,008,070	9.00%	9/30/2022(2)
SE Solar	5,008,304	9.00%	12/31/2022
Cider	13,929,231	8.00%	12/31/2022(3)
OYA	7,872,035	9.00%	12/30/2022
Total notes receivable, current	$39,976,327
Notes receivable, noncurrent
Shepherds Run	$9,869,115	8.00%	9/30/2022(4)
Kane Warehouse	330,870	10.25%	2/28/2025
Total notes receivable, noncurrent	$10,199,985
Total notes receivable	$50,176,312
(1)The loan was paid in full on October 14, 2022.
(2)Option for purchase agreement exercised on September 30, 2022. The parties involved are working in good faith to enter into a purchase agreement and close on the transaction by December 31, 2022.
(3)The maturity date was amended to March 31, 2023.
(4)Effective as of September 30, 2022, the maturity date was amended to December 31, 2023.
The notes receivable current, are recorded within Notes receivable, current on the Consolidated Balance Sheet. The notes receivable, noncurrent are recorded within Other noncurrent assets on the Consolidated Balance Sheet.
The Company's Consolidated Balance Sheet includes two additional loans as a result of the consolidation of GDEV. As all of the investments held by GDEV are presented at their estimated fair values, the Company has recorded $14.6 million within Investments, at fair value on the Consolidated Balance Sheet related to these loans.
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
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects reaching milestones as specified in the acquisition agreements. As of September 30, 2022, the Company has recorded a liability of $11.3 million within Contingent consideration, current on the Consolidated Balance Sheet related to these agreements.
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
Refer to Note 17. Members' Equity for further details.
Earnings per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common members by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis, if applicable. The Company had no dilutive instruments for the period from May 19, 2022 through September 30, 2022.
The Class EO common shares (“Earnout Shares”) issued as part of the Acquisition will have no impact on either basic or diluted earnings per share until they are fully participating. Refer to Note 3. Acquisitions for additional discussion of the Earnout Shares and Note 18. Earnings Per Share for further details regarding earnings per share.
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
Certain of these PPAs are accounted for as leases. ASC Topic 840, Leases (“ASC 840”) requires the minimum lease payments received to be amortized over the term of the lease and variable lease revenue to be recorded in the period when the changes in facts and circumstances on which the variable lease payments are based occur. See further detail regarding the Company’s PPAs accounted for as leases in Note 8. Leases. Sales are subject to economic and weather conditions and may fluctuate based on changes in the industry, regulatory policies, tax incentives, trade policies, and financial markets.
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
Refer to Note 11. Asset Retirement Obligations for further details.
Deferred Sales Commissions
The Company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker-dealers in the future in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of such shares are recorded as a liability on the date of sale and represent the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of (1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; (2) the date which approximates an expected liquidity event for the Company; or (3) the expected holding period of the investment. The costs expected to be incurred at the time of the sale of the Class P-T and Class P-S shares were recorded as a liability on the date of sale and represent the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of (1) the date which approximates an expected liquidity event for the Company; or (2) the expected holding period of the investment. The upfront liability is calculated at the time of sale, using the 85 basis points per annum fee multiplied by the expected holding period of such share. Deferred sales commissions for Class C, P-T and P-S shares are paid monthly, in the form of a reduction to shareholder distributions, to the third-party dealer manager at a rate equal to 1/12th of the 85 basis points per annum fee. The estimated amount of the liability can be updated as management's assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained. As of September 30, 2022, the Company recorded a liability for deferred sales commissions in the amount of $3.2 million, which is included in Other current liabilities on the Consolidated Balance Sheet.
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
Refer to Note 3. Acquisitions for further details.
Derivative Instruments

ASC Topic 815, Derivatives and Hedging ("ASC 815"), requires companies to recognize all of its derivative instruments as either assets or liabilities in the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated under hedge accounting and qualifies as part of a hedging relationship and on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, an entity must designate the hedging instrument based upon the exposure being hedged. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Consolidated Statements of Operations during the current period. The Company only uses derivative financial instruments to the extent necessary to hedge identified business risks and does not hold or issue derivative financial instruments for trading purposes. When there is a master netting agreement with a financial institution, any gain or loss on interest rate swaps with the same financial institution are netted for financial statement presentation.
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
The Company conducts substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to federal, state, provincial, local and foreign income taxes based on income. Accordingly, most of its operations will be subject to federal, state, provincial, local and foreign income taxes in the jurisdictions in which it operates. As of September 30, 2022, including territories and provinces, the Company operates in 36 jurisdictions.
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
The Company assessed its tax positions for all open tax years as of September 30, 2022 for all U.S. federal and state, and foreign tax jurisdictions for the years 2014 through 2021. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of September 30, 2022.
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
The Company determines which customers, if any, comprise over ten percent of either revenue or accounts receivable. For the period from May 19, 2022 through September 30, 2022, the Company had one customer from which revenue was 11.3% of total revenue. No one customer receivable balance represented ten percent or more of accounts receivable as of September 30, 2022.
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
Note 3. Acquisitions
Management Internalization
On May 19, 2022, the Company completed a management internalization transaction pursuant to which it acquired substantially all of the business and assets including intellectual property and personnel of its external advisor, GCM, Greenbacker Administration and Greenbacker Development Opportunities GP I, LLC (“GDEV GP”) (collectively, the “Acquired Entities”). All of the acquired business and assets were immediately thereafter contributed by the Company to GREC. Additionally, as a result of the Acquisition, the Company acquired a controlling interest in GDEV and, as such, in connection with the Acquisition is required to consolidate the results of operations and financial position of GDEV. Refer to Note 13. Variable Interest Entities for additional discussion.
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
The aggregate purchase consideration transferred from the Company to Group LLC in exchange for the equity interests in the Acquired Entities totaled $335.0 million assuming the then share price of $8.798 per share, the last reported net asset value published by the Company on March 31, 2022. In accordance with ASC 805, the Company is required to determine the fair value of consideration transferred as of the Acquisition close date of May 19, 2022. The aggregate purchase consideration is valued at $294.1 million, which was paid in the form of the Class P-I shares (“Equity consideration” in the table below) and all of the Earnout Shares, except for the Class B Tranche 3 Earnout Shares (“Contingent consideration” in the table below) as described above. As of the Acquisition close date, the fair value of the Class P-I shares was determined to be $8.81 per Class P-I share. The preliminary fair value of the contingent consideration was estimated to be $73.6 million, which is included in Contingent consideration on the Consolidated Balance Sheet. The total number of shares initially issued was based on a “preliminary” consideration calculation and was subject to an adjustment to arrive at a “final” consideration amount. The Earnout Shares included in purchase consideration are classified as contingent consideration liabilities and are subject to recurring fair value measurements. The following is a summary of the purchase consideration, as well as the fair value of the noncontrolling interests in GDEV GP and GDEV at the acquisition date:

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
In conjunction with the Acquisition, the Company incurred $3.4 million of buyer transaction costs during the nine months ended September 30, 2022, of which $2.6 million was recognized in Operating expenses in the Consolidated Statements of Operations under the Investment Basis during the period from January 1, 2022 through May 18, 2022. The residual $0.8 million of buyer transaction costs were recognized in General and administrative expenses in the Consolidated Statements of Operations for the period from May 19, 2022 through September 30, 2022.
The results of operations from the Acquired Entities are included in the Consolidated Financial Statements of the Company from the date of Acquisition. The revenue contributed by the Acquisition during the period from May 19, 2022 to September 30, 2022 was not material. No pro forma information has been included in these Consolidated Financial Statements for the period that the Acquired Entities were not part of the consolidated results as they are not material.
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
EO Holder had 3,978,177 equity awards authorized to be issued, and in connection with the above described issuances to employees of the Company, issued 3,198,135 awards as of September 30, 2022, all to employees of the Company. The EO Holder equity awards issued (“EO Awards”) are equity classified, and compensation expense shall be based on the grant-date fair value of the GB EO Holder equity awards, $10.96 per share, which was based on the grant-date fair value of the Class B Tranche 3 Earnout Shares held by EO Holder. EO Awards shall vest in one, two or three tranches over a service period ranging from one, two, three years or longer, depending on whether and when certain run rate revenue levels are achieved as described above for the Class B Tranche 3 Earnout Shares. Compensation expense is currently amortized using the graded vesting approach over estimated vesting periods determined by the performance outcome considered probable to achieve as of September 30, 2022.
For the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, the Company recognized share-based compensation expenses of $2.8 million and $4.2 million, respectively, which are included in General and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2022, unrecognized share-based compensation expense associated with the EO Awards is $30.2 million, which is expected to be amortized over a weighted average period of 2.7 years. The forfeitures that occurred during the three months ended September 30, 2022 were not material.
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
The carried interests issued to employees are liability classified, and compensation expense for the carried interests is based on the change in the fair value of the carried interests. Compensation expense recognized on the carried interests and the associated unrecognized compensation expense were immaterial for the three months ended September 30, 2022 and for the period from May 19, 2022 through September 30, 2022.
Other Acquisitions
During the three months ended September 30, 2022, the Company acquired membership interests in 20 renewable energy projects, all of which were either in development or under construction, for total consideration of $34.5 million.
Note 4. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the Consolidated Statements of Operations:

	Three months ended September 30, 2022	Period from May 19, 2022 through September 30, 2022
Energy sales	$36,356,953	$54,215,790
RECs and other incentives	5,263,176	7,148,409
Investment Management revenue	199,758	408,798
Other revenue	3,872,142	5,371,619
Contract amortization, net	(4,423,703)	(6,261,422)
Total revenue	41,268,326	60,883,194
Less: Contract amortization, net	4,423,703	6,261,422
Less: Lease revenue	(2,218,376)	(3,625,288)
Less: Investment, dividend and interest income	(3,821,264)	(5,479,553)
Total revenue from contracts with customers	$39,652,389	$58,039,775
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
The Company did not record any contract assets as of September 30, 2022, as none of its rights to payment were subject to a particular event other than passage of time. Included within the Accounts receivable balance on the Consolidated Balance Sheet, the Company had a receivable balance of $20.5 million related to contracts with customers as of September 30, 2022. The Company's receivable balance related to contracts with customers as of May 19, 2022 was $25.1 million.
The Company has contract liabilities related to amounts received in advance from certain PPA customers upon the related solar projects reaching commercial operation date (“COD”). As of September 30, 2022, the Company’s contract liabilities were not material. The Company did not record any contract liabilities as revenue for the period ended September 30, 2022.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract (i.e., commissions) are recognized as an asset if the entity expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The Company has capitalized $1.5 million in costs to obtain a contract as of September 30, 2022.
Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of September 30, 2022, the Company had $14.1 million of remaining performance obligations. The following table includes the approximate amounts expected to be recognized related to remaining performance obligations as of December 31:

Amount
2022	$671,500
2023	6,181,569
2024	4,275,616
2025	1,271,243
2026	1,138,875
Thereafter	567,842
Total	$14,106,645

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
The following table presents the fair values of the Company's financial assets and liabilities as of September 30, 2022 and the basis for determining their fair values:

	Fair value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$213,129,878	$—	$213,129,878
Other investments	—	—	73,128,432	73,128,432
Equity method investments	—	—	85,441,948	85,441,948
Contingent consideration	—	—	(74,400,000)	(74,400,000)
Total	$—	$213,129,878	$84,170,380	$297,300,258
The Company does not have any non-financial assets or liabilities measured at fair value as of September 30, 2022.
The Company uses several different valuation techniques to measure the fair value of assets and liabilities. Certain financial instruments may be valued using multiple inputs, including discount rates, expected cash flows, and other inputs. The assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the fair value measurement of assets and liabilities and the placement of those assets and liabilities within the fair value hierarchy levels. Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities measured at fair value. There were no transfers between Levels 1, 2, or 3 for the period from May 19, 2022 through September 30, 2022.
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
The Company's other investments are a result of consolidating the financial position and results of operations of GDEV. The following table presents a summary of investments held by GDEV:

	As of September 30, 2022
Investment Type	Fair Value	Percentage of Investments of GDEV
Equity interests	$58,553,260	80.1%
Secured loans	14,575,172	19.9%
Total	$73,128,432	100.0%
The equity interests held by GDEV include preferred stock, common stock, and other types of equity interests of investments.
As of September 30, 2022, the value of the Company's investments in OYA and Aurora Solar, its equity method investments, were $18.6 million and $66.8 million, respectively.

Other and equity method investments are recorded to Investments, at fair value on the Consolidated Balance Sheet as of September 30, 2022. During the three months ended September 30, 2022, the Company recorded an unrealized loss of $4.9 million on the Company’s investment in Aurora Solar. During the period from May 19, 2022 through September 30, 2022, the Company recorded a net unrealized loss of $4.4 million due to an unrealized loss of $6.2 million on Aurora Solar offset by an unrealized gain of $1.8 million on GDEV. The unrealized losses are recorded in Net unrealized loss on investments on the Consolidated Statements of Operations.
Contingent consideration—The Company estimates the fair value of its contingent consideration associated with the Acquisition based on the likelihood of payment related to the contingent clause and the date when payment is expected to occur. The fair value of the contingent consideration is measured based on significant unobservable inputs, including the contractual payment amount due upon reaching the designated thresholds, the discount rate, and the date when payment is expected and is classified as Level 3 in the fair value hierarchy. The contingent consideration is reflected in Contingent consideration included in noncurrent liabilities on the Consolidated Balance Sheet. For the three months ended September 30, 2022 and for the period from May 19, 2022 through September 30, 2022, the Company recorded a change in fair value of contingent consideration of $0.8 million and $0.8 million, respectively, as an increase in General and administrative expenses on the Consolidated Statements of Operations.
Note 6. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

September 30, 2022
Land	$11,209,684
Plant and equipment	1,725,159,838
Asset retirement obligation	30,076,378
Other	1,228,137
Total property, plant and equipment	$1,767,674,037
Accumulated depreciation	(16,309,546)
Property, plant and equipment, net	$1,751,364,491
As of September 30, 2022, Property, plant and equipment, net, includes construction-in-progress of $583.6 million. Construction-in-progress includes $86.0 million of development costs. Depreciation expense for the three months ended September 30, 2022 and for the period from May 19, 2022 through September 30, 2022 was $11.3 million and $16.3 million, respectively, and is recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations.
Note 7. Goodwill, Other Intangible Assets and Out-of-market Contracts
Goodwill
As of May 19, 2022, the closing date of the Acquisition, and as of September 30, 2022, goodwill totaled $220.9 million.
Other Intangible Assets and Out-of-market Contracts
The Company has two categories of intangibles, those related to the Acquisition discussed in Note 3. Acquisitions, and those related to the Company's consolidated subsidiaries resulting from PPA and REC contracts.
Other intangible assets consisted of the following:

	Gross carrying amount	Accumulated amortization	Net intangible assets as of September 30, 2022	Amortization period
PPA contracts	$411,792,970	$(8,523,210)	$403,269,760	3.0-35.2 years
PPA contracts - signed MIPA assets(1)	9,296,644	—	9,296,644	N/A
REC contracts	46,141,235	(505,229)	45,636,006	1.3-21.0 years
Trademarks	2,800,000	(85,662)	2,714,338	12.0 years
Channel partner relationships	95,100,000	(3,426,706)	91,673,294	4.0-12.0 years
Other intangible assets	800,000	(15,556)	784,444	29.2 years
Total amortizable intangibles, net	$565,930,849	$(12,556,363)	$553,374,486
(1)Signed Membership Interest Purchase Agreement (“MIPA”) assets are defined as assets that have an executed contractual MIPA or Purchase and Sale Agreement but have not yet closed.
Amortization expense related to intangible assets was $8.9 million for the three months ended September 30, 2022, which includes $6.4 million of Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statements of Operations. Amortization expense related to intangible assets was $12.6 million for the period from May 19, 2022 through September 30, 2022, which includes $9.0 million of Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statements of Operations.
The Company also has PPA and REC contracts that are held in an unfavorable position (out-of-market contracts), which consists of the following as of September 30, 2022:

	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of September 30, 2022	Amortization period
PPA contracts	$(194,433,249)	$2,012,608	$(192,420,641)	8.4-49.0 years
PPA contracts - signed MIPA assets	(14,927,074)	—	(14,927,074)	N/A
REC contracts	(23,360,251)	754,409	(22,605,842)	0.3-18.5 years
Total unfavorable amortizable intangibles, net	$(232,720,574)	$2,767,017	$(229,953,557)
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net similar to favorable PPA and REC contracts. The Company recorded $2.1 million and $2.8 million of contract amortization contra-expense related to out-of-market contracts during the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, respectively.
The net impact of PPA and REC contracts and out-of-market contracts was a net $4.4 million and $6.3 million of amortization expense during the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, respectively, which is recorded as Contract amortization, net in the Consolidated Statements of Operations.
Estimated future annual amortization expense for the above amortizable intangible assets and out-of-market contracts for the remaining periods through September 30, 2022 as follows:

Amortization Expense
2022	$4,278,200
2023	17,079,257
2024	17,079,257
2025	17,079,257
2026	17,079,257
Thereafter	250,825,701
Total	$323,420,929
Note 8. Leases

Lessee Arrangements
The Company has site lease agreements with various entities for the properties where renewable energy facilities have been constructed which provide the right to own and operate the projects on land and rooftops. The Company’s most significant leases relate to real estate leases that have initial contract lease terms ranging from one to 50 years. Certain leases include renewal and termination options. These agreements require periodic lease payments, which are either based on actual production of the energy facilities or a pre-determined rate. Certain leases include escalation clauses which may be a fixed percentage or amount or based on the change in an index. Payments for these rights are accounted for as operating leases, with minimum lease payments recognized on a straight-line basis over the term of the lease. Expenses related to payments based on actual production of renewable energy facilities are recognized when it is probable that such payments will be required. Lease expense incurred during the three months ended September 30, 2022 was $2.2 million, which primarily consists of $1.9 million of minimum rental payments. Lease expense incurred during the period from May 19, 2022 through September 30, 2022 was $3.4 million, which primarily consists of $2.9 million of minimum rental payments. Lease expense is included in Operating expenses on the Consolidated Statements of Operations.
As of September 30, 2022, $0.7 million of straight-line lease expense was incurred in excess of the contractual payments made, which is deferred and included in Other noncurrent liabilities on the Consolidated Balance Sheet.
As of September 30, 2022, the Company has $1.3 million of prepaid lease expense which is included in Other current assets on the Consolidated Balance Sheet.
Future minimum lease commitments under operating leases as of December 31:

2022	$2,285,152
2023	9,060,510
2024	8,771,975
2025	8,507,960
2026	8,513,932
2027	8,577,667
Thereafter	171,126,655
Total	$216,843,851
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
Certain agreements include renewal, termination or purchase options. Property subject to operating leases, where the Company or one of its subsidiaries is the lessor, is included in Property, plant and equipment, net on the Consolidated Balance Sheet and rental income from these leases is included in Energy revenue on the Consolidated Statements of Operations. Lease income is based on energy generation; therefore, all rental income is variable under these leases. The contingent rental income related to these agreements for the three months ended September 30, 2022 and period from May 19, 2022 through September 30, 2022 was $2.2 million and $3.6 million, respectively, and is included in Energy revenue on the Consolidated Statements of Operations.
Certain of the Company’s energy optimization service agreements qualify as operating leases with remaining terms through 2031. Lease income under these agreements is generally fixed and recognized on a straight-line basis over the term of the lease. The lease income related to these agreements for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022 were not material and is not expected to be material for the ensuing five years.
As of September 30, 2022, property whereby the Company is the lessor that is included in Property, plant and equipment, net on the Consolidated Balance Sheet is as follows:

Total property, plant and equipment subject to leases	$66,468,644
Accumulated depreciation	(1,103,558)
Total property, plant and equipment subject to leases, net	$65,365,086
Note 9. Debt
The Company has entered into credit facilities and loan agreements through its subsidiaries, as described below.

	Outstanding	Interest rate	Maturity date
Letter of Credit Facility	$—	Fed Funds Rate + 0.75%	September 4, 2023
GREC Entity HoldCo	75,246,501	1 mo. LIBOR + 1.75%	June 20, 2025
Midway III Manager LLC	14,944,086	3 mo. LIBOR + 1.50%*	October 31, 2025
Trillium Manager LLC	73,179,294	3 mo. LIBOR + 1.88%	June 9, 2027
GB Wind Holdco LLC	124,002,083	3 mo. LIBOR + 1.38%	December 31, 2027
Greenbacker Wind Holdings II LLC	73,309,813	3 mo. LIBOR + 1.88%	December 31, 2026
Conic Manager LLC	24,356,358	3 mo. LIBOR + 1.75%	April 1, 2028
Turquoise Manager LLC	31,821,006	3 mo. LIBOR + 1.25%	December 23, 2027
Eagle Valley Clean Energy LLC	35,038,012	1.91%	January 2, 2057
Eagle Valley Clean Energy LLC (Premium loan)	12,079	2.00%	November 30, 2022
Greenbacker Equipment Acquisition Company LLC	6,500,000	Prime + 1.00%	March 31, 2023
ECA Finco I, LLC	20,094,500	3 mo. LIBOR + 2.25%	February 25, 2028
GB Solar TE 2020 Manager LLC	19,233,313	3 mo. LIBOR + 1.88%	October 30, 2026
Sego Lily Solar Manager LLC	139,465,330	1 mo. SOFR + 1.38%	August 17, 2028
Celadon Manager LLC	19,080,864	1 mo. SOFR + 1.50%	February 18, 2029
GRP II Borealis Solar LLC	42,238,210	3 mo. LIBOR + 2.50%	June 30, 2027
Ponderosa Manager LLC	79,689,818	SOFR + 1.10%	Various
Total debt	$778,211,267
Less: Current portion of long-term debt	(50,758,084)
Less: Discount on long-term debt	(29,014,947)
Less: Deferred financing fees	(7,571,327)
Total long-term debt, net	$690,866,909
* On October 31, 2022, the fourth anniversary of the term conversion date, the interest rate changed from 1.50% to 1.63%.
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
Midway III Manager LLC
On October 31, 2018, Midway III Manager LLC converted its construction loan with KeyBank National Association (“KeyBank”) to a term loan. During the period from May 19, 2022 through September 30, 2022, Midway reached the fourth anniversary of the term conversion. As such, pursuant to the terms of the term loan agreement, the interest rate on the term loan changed from annual interest at three-month LIBOR plus 1.50% to three-month LIBOR plus 1.63%. This change in interest rate is effective through the maturity date of the term loan. Principal and interest payments are made on the last day of each three-

month period through the scheduled maturity date of October 31, 2025. The loan is secured by a first-priority security interest in all assets of Midway III Manager LLC, including a pledge of (a) Midway Manager LLC’s interest in Midway III Holdings LLC and (b) GREC’s ownership interests in Midway III Manager LLC.
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
Conic Manager LLC
On August 8, 2019, Conic Manager LLC entered into a loan agreement with Fifth Third Bank. On April 1, 2021, Conic Manager LLC converted its term loan with Fifth Third Bank to a revolving line of credit facility in the aggregate principal amount of up to $24.4 million. There is a commitment fee equal to 0.30% per annum on any unused amount. The revolving line of credit facility was available to be drawn until October 31, 2022, at which point the outstanding balance converted to a term loan. Principal and interest payments are made on the last day of each three-month period with principal payments commencing on January 21, 2023 and continuing through the scheduled maturity date of April 1, 2028. The loan bears interest at a rate per annum equal to the LIBOR rate plus 1.75%. The loan is secured by a first-priority security interest in all assets of Conic Manager LLC, including a pledge of (a) Conic Manager LLC's interest in Conic Holdings LLC and, (b) GREC's ownership interests in Conic Manager LLC.
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
Ponderosa Manager LLC
On July 26, 2022, Ponderosa Manager LLC and Utility Solar AcquisitionCo 2022 LLC jointly entered into a financing agreement with KeyBank as the administrative agent for various lenders who agreed to provide certain construction, ITC bridge and aggregation loan facilities in an amount not to exceed $173.4 million. The construction and aggregation loan facilities have availability periods through 2023, upon which dates the Company has the option to repay the outstanding principal or convert the loans into a term loan. The ITC bridge loan matures in 2023. The debt is a construction loan whereby the Company elected a SOFR of 1.10% (construction loan margin of 1.00% and SOFR index adjustment of 0.10%). The loans bear interest at SOFR plus 1.10% until the maturity or conversion date.
The Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding borrowings. Refer to Note 10. Derivative Instruments for further discussion.
The following table shows the components of interest expense related to the Company's borrowings for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022:

	Three months ended September 30, 2022	Period from May 19, 2022 through September 30, 2022
Loan interest	$5,874,063	$8,207,203
Commitment / letter of credit fees	427,385	827,848
Amortization of deferred financing costs	554,995	599,759
Amortization of discount on notes payable	413,933	557,127
Interest capitalized	(644,021)	(811,874)
Total	$6,626,355	$9,380,063
The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Period ending December 31	Principal Payments
2022	$8,472,906
2023	56,007,220
2024	35,364,026
2025	100,858,123
2026	105,316,698
Thereafter	472,192,294
$778,211,267
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
On May 19, 2022, the designation date, the Company’s cash flow hedges were a $123.3 million net asset. The initial fair value of the cash flow hedges on the designation date at May 19, 2022 is recognized in Derivative assets, current, and Derivative assets, included in noncurrent assets, in the Consolidated Balance Sheet. The fair value is recognized into income under a systematic and rational method over the life of the hedging instrument and is presented in the same line item on the Consolidated Statements of Operations as the earnings effect of the hedged item, with the offset recorded to Other comprehensive income. During the three months ended September 30, 2022, the Company recorded $0.5 million as an increase in interest expense with income recorded in Unrealized gain on derivatives designated as cash flow hedges, net of tax in the Consolidated Statements of Comprehensive Income in association with the recognition of the initial fair value of the interest rate hedges on the designation date. For the period May 19, 2022 through September 30, 2022, the Company recorded $0.2 million as an increase in interest expense with income recorded in Unrealized gain on derivatives designated as cash flow hedges, net of tax in the Consolidated Statements of Comprehensive Income in association with the recognition of the initial fair value of the interest rate hedges on the designation date.
As of September 30, 2022, the fair value of the Company's interest rate swaps was a $213.1 million asset with an outstanding notional amount of $1.5 billion. The notional amount includes $612.8 million associated with currently effective swaps, $642.6 million associated with forward starting swaps, and $284.7 million associated with deal contingent swaps. The interest rate swaps have maturities between 2025 and 2050.
The following table reflects the location and estimated fair value positions of derivative contracts at:

		September 30, 2022
Derivatives Designated as Hedging Instruments	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Interest rate swap contracts	Derivative Assets / (Other Liabilities)	$1,540,106,740	$213,129,878	$—
For derivatives designated as cash flow hedges, the changes in the fair value of the derivative are initially reported in other comprehensive income (outside of earnings), and subsequently, reclassified to earnings when the hedged transaction affects earnings. The Company assesses the effectiveness of each hedging relationship by utilizing a statistical regression analysis.
For the three months ended September 30, 2022, the Company recognized a gain of $58.3 million, net of taxes of $21.0 million in Unrealized gain on derivatives designated as cash flow hedges, net of tax in the Consolidated Statements of Comprehensive Income, related to the Company's cash flow hedge accounting.
For the period from May 19, 2022 through September 30, 2022, the Company recognized a gain of $65.8 million, net of taxes of $23.7 million, in Unrealized gain on derivatives designated as cash flow hedges, net of tax in the Consolidated Statements of Comprehensive Income, related to the Company's cash flow hedge accounting.
Amounts reported in accumulated other comprehensive income related to designated derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. For the three months ended September 30, 2022, there was a $0.5 million gain reclassified from accumulated other comprehensive income to income as an increase in interest expense. For the period from May 19, 2022 through September 30, 2022, there was a $0.2 million gain reclassified from accumulated other comprehensive income to income as an increase in interest expense. During the next twelve months, the Company estimates that a gain of $22.0 million will be reclassified to income as a decrease in interest expense as interest payments are made. In addition, a loss of $10.9 million will be reclassified to income as an increase in interest expense in association with the recognition of the initial fair value of the interest rate hedges on the designation date.
From time to time, the Company utilizes derivative instruments for the purposes of hedging future term debt instruments. Since the debt agreements have not yet closed, in order to lock in the terms, the Company made payments for the amount of $6.7 million to be maintained as cash collateral. As of September 30, 2022, this cash collateral is recorded in Other current assets in the Consolidated Balance Sheet.

Note 11. Asset Retirement Obligations
The following table represents the balance of AROs as of September 30, 2022, as well as the additions, settlements and accretion related to the Company's AROs for the period from May 19, 2022 through September 30, 2022:

Balance as of May 19, 2022	$29,383,847
Revisions in estimates for current obligations	—
Asset retirement obligation settled during current period	—
Asset retirement obligation incurred during current period	984,580
Accretion expense	520,544
Balance as of September 30, 2022	$30,888,971
As of September 30, 2022, the AROs are recorded in Other noncurrent liabilities in the Consolidated Balance Sheet.
Note 12. Commitments and Contingencies
Legal Proceedings
The Company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. As of September 30, 2022, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company.
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of September 30, 2022, the Company has provided the requisite security for these agreements in the form of a standby letter of credit of $106.7 million. As of September 30, 2022, no amounts had been drawn under these letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from March 2023 through January 2057.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $245.2 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2022 into 2024. In addition, pursuant to various membership interest purchase agreements to which the Company via its subsidiaries are a party, the Company has committed an outstanding balance of approximately $1.0 billion to complete the closing pursuant to all conditions being met under the membership interest purchase agreements as of September 30, 2022. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. For the period from May 19, 2022 through September 30, 2022, the Company was in compliance with all agreed upon delivery quantities.

Renewable Energy Credit Commitments
The Company enters into two different types of forward sales agreements. The first type of forward sales agreement is to sell 100% of the RECs produced by certain renewable energy systems. Total REC sales will depend on total production at each renewable energy system. The second type of forward sales agreement is to sell a specified number of RECs at fixed prices during specific periods between 2022 through 2035. As of September 30, 2022, the Company's commitments with third parties under REC sales contracts are as follows:

Number of RECs
2022	8,590
2023	172,726
2024	166,946
2025	50,389
2026	46,292
Thereafter	149,432
Total	594,375
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
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures which are governed by various agreements to which certain of the Company's subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $413.3 million as of September 30, 2022. As of September 30, 2022, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
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
The Company through various wholly-owned subsidiaries, is the managing member in 14 tax equity partnerships, where the other members are third-party investors ("Tax Equity Investors") under tax equity financing facilities. Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Refer to Note 16. Noncontrolling Interests and Redeemable Noncontrolling Interests for further discussion. These entities generate income through renewable energy and sustainable development projects primarily within North America. The entities represent a diversified portfolio of income-producing renewable energy power facilities that sell long-term electricity contracts to offtakers with high credit quality, such as utilities, municipalities, and corporations. The Company has determined that these tax equity partnerships are VIEs. Additionally, through its role as managing member of these VIEs, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. In addition, the Company has the obligation to absorb losses or the right to receive benefits that could potentially be more than insignificant to the VIEs.
As of September 30, 2022, the Company consolidated each tax equity partnership for which it is the managing member and considered the primary beneficiary. The assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.0 billion and $131.3 million, respectively, as of September 30, 2022. The assets largely consisted of property, plant and equipment, and the liabilities primarily consisted of the out-of-market contracts.

In October 2020, GDEV was launched to make private equity and development capital investments in the sustainable infrastructure industry. Prior to the Acquisition, GREC made a direct equity investment in GDEV. As the initial investor, GREC was awarded a 10.00% carried interest participation in GDEV GP, GDEV and Greenbacker Development Opportunities Fund I (B), LP’s (“GDEV B”) general partner. The amended and restated limited partnership agreements of GDEV and GDEV B provide for a 20.00% carried interest over an 8.00% hurdle, subject to side letter agreements. On May 19, 2022, in conjunction with the Acquisition and specifically the acquisition of a 75.00% equity interest stake in GDEV GP, the Company assumed GDEV GP's additional commitment to GDEV and gained control over GDEV GP. Additionally, the Company through GDEV GP’s role as general partner of the GDEV partnership, assumed operational control over GDEV. As a result, the Company has determined that GDEV is a VIE. Prior to the transaction, GREC had an equity interest of approximately 7.37% in GDEV (fair value of approximately $3.8 million as of May 19, 2022). As a result of the acquisition of 75.00% of the equity interests in GDEV GP, the Company acquired an additional 2.80% equity interest in GDEV (fair value of approximately $1.4 million as of May 19, 2022). As of September 30, 2022,GDEV GP held 2.77% of the interests in GDEV, and GREC held 7.35% of the interests in GDEV. Additionally, certain officers and other members of management of the Company had prior to the Acquisition and still have an aggregate equity interest of less than 1.00% in GDEV, and an employee of the Company holds the remaining 25.00% of the equity interest in GDEV GP. As a result of GDEV GP’s control over GDEV, in combination with the resulting equity interest the Company and its officers and management now has in GDEV, the Company has determined that it is the primary beneficiary of GDEV. As a result, the results of operations of GDEV are consolidated. Refer to Note 16. Noncontrolling Interests and Redeemable Noncontrolling Interests for further discussion.
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
The assets and liabilities of GDEV totaled approximately $74.4 million and $0.1 million, respectively, as of September 30, 2022. The assets primarily consisted of GDEV's investments, as discussed above in Note 5. Fair Value Measurements and Investments.

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
Immediately prior to the closing of the Acquisition on May 19, 2022, GCM owned 23,601 Class A shares and 2,776 Class P-D shares. In connection with the Acquisition, all Class A shares and Class P-D shares held by GCM were forfeited, retired and cancelled. The forfeiture, retirement, and cancellation of the shares held by GCM for $0.2 million is reflected in Other capital activity on the Consolidated Statements of Redeemable Noncontrolling Interests and Equity.
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
Transition Services Agreement
In connection with the Acquisition, Group LLC and certain other parties (together, the “Service Recipients”) entered into a transition services agreement with Greenbacker Administration (the “Transition Services Agreement”), pursuant to which Greenbacker Administration is providing certain financial and corporate recordkeeping services to the Service Recipients until the earlier of December 31, 2023 (or December 31, 2026 in the case of one of the Service Recipients), such time as the parties terminate the services arrangement, or one month after such Service Recipient has been liquidated and dissolved. The Service Recipients shall be required to pay a fee of $200 per hour per person performing the services it receives under the Transition Services Agreement. The impact of the Transition Services Agreement to the Consolidated Financial Statements for the period from May 19, 2022 through September 30, 2022 was not material.
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
GCM Managed Funds
Prior to the Acquisition, GCM served as the external advisor of five investment entities - the Company, GDEV, Greenbacker Renewable Opportunity Zone Fund LLC ("GROZ"), GDEV B, and Greenbacker Renewable Energy Company II, LLC ("GREC II"). The Advisory Agreement between GCM and the Company was terminated in connection with the Acquisition. However, the Company continues to provide investment management services to GROZ, GDEV, GDEV B, and GREC II as a result of the acquisition of GCM. As a result, the Company began to record Investment Management revenue on the Consolidated Statements of Operations. As a result of the Company consolidating GDEV, $0.5 million and $0.7 million of management fee revenue earned under the advisory agreement with GDEV for the three months ended September 30, 2022 and for the period from May 19, 2022 through September 30, 2022, respectively, is considered intercompany revenue and is therefore eliminated in consolidation. Management fee revenue earned under the advisory agreement with GDEV B is not considered intercompany revenue, is not eliminated in consolidation, and is more fully described below.

Base management fees under GCM's advisory fee agreement with GROZ are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital for GROZ. During the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, the Company earned $0.1 million and $0.1 million, respectively, in management fees from GROZ, which is included in Investment Management revenue on the Consolidated Statements of Operations. The management fees earned are payable monthly, in arrears. As of September 30, 2022, the Company was owed $0.1 million in management fees from GROZ, which is included in Accounts receivable on the Consolidated Balance Sheet.
The Company is also eligible to receive certain performance-based incentive fee distributions from GROZ, including upon liquidation of GROZ, subject to certain distribution thresholds as defined in the amended and restated limited liability company operating agreement of GROZ. The Company did not recognize any revenue related to GROZ incentive fee distributions for the three months ended September 30, 2022 and for the period from May 19, 2022 through September 30, 2022.
Base management fees under GCM's advisory agreement with GDEV B, dated March 3, 2022, are calculated as follows. For the period from March 3, 2022 through the date on which the Commitment Period ends (as defined in the GDEV B amended and restated limited partnership agreement), the management fee is calculated at an annual rate of 2.00% of the aggregate capital commitments to GDEV B. Beginning on the date following the date on which the Commitment Period terminates, the management fee is calculated at an annual rate of 2.00% of the aggregate cost basis of all portfolio securities of GDEV B. The management fees earned are payable quarterly, in advance. During the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022 the Company earned $0.2 million and $0.2 million in management fees from GDEV B, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of September 30, 2022, the Company was owed $0.3 million in management fees from GDEV B, which is included in Accounts receivable on the Consolidated Balance Sheet.
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
Due to GREC II's early stage of development, the Company did not earn any management fees under the advisory agreement during the period from May 19, 2022 through September 30, 2022.
The Company is also eligible to receive certain performance-based incentive fee distributions from GREC II, including upon liquidation of GREC II, subject to certain distribution thresholds as defined in the advisory agreement between GCM and GREC II. For the period from May 19, 2022 through September 30, 2022, the Company did not recognize any revenue related to GREC II incentive fee distributions.
Other Related Party Transactions
The Company entered into secured loans to finance the purchase and installation of energy-efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). Certain of the loans with LED Funding LLC, an AEC Company, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own a direct, noncontrolling ownership interest in the Company. The loans between the AEC Companies and the Company, and the subsequent leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of September 30, 2022, the Company was owed $0.1 million in lease payments from AEC Companies, which is included in Accounts receivable on the Consolidated Balance Sheet. As of September 30, 2022, the principal balance of the loan receivable was $0.3 million, which is included in Other noncurrent assets on the Consolidated Balance Sheet, and interest receivable was not material. Payments received on the operating leases and the loan receivable during the period from May 19, 2022 through September 30, 2022 were not material.
Note 15. Income Taxes
The Company conducts most of its operations through GREC, its taxable wholly owned subsidiary. The Company’s consolidated income tax provision consists of the following:

	Three months ended September 30, 2022	Period from May 19, 2022 through September 30, 2022
Federal	$(572,493)	$(417,252)
State	(1,107,610)	(690,937)
Foreign	(20,793)	(10,163)
Deferred (benefit from) provision for income taxes	$(1,700,896)	$(1,118,352)
The principal differences between the Company's effective tax rate on operations and the U.S. federal statutory income tax rate as of September 30, 2022 are as follows:

	Three months ended September 30, 2022	Percentage	For the period from May 19, 2022 through September 30, 2022	Percentage
Tax (benefit) at statutory U.S. federal income tax rate	$(4,654,069)	21.0%	$(5,854,038)	21.0%
State income taxes, net of federal benefit	(875,638)	4.0%	(545,840)	2.0%
Noncontrolling interest	3,331,982	(15.0)%	5,060,752	(18.2)%
Share-based compensation	596,937	(2.7)%	877,177	(3.1)%
Transaction costs	—	—%	287,348	(1.0)%
Federal tax credits	(660,703)	3.0%	(1,516,983)	5.4%
Return to provision and other adjustments	372,995	(1.7)%	372,995	(1.3)%
Permanent differences (GREC LLC and other - net)	187,600	(0.8)%	200,237	(0.7)%
Actual (benefit from) provision for income taxes	$(1,700,896)	7.8%	$(1,118,352)	4.1%
Deferred tax assets (liabilities) have been classified on the accompanying Consolidated Balance Sheet as of September 30, 2022 as follows:

2022
Net operating losses	$96,295,573
Federal tax credits	15,506,560
Asset retirement obligations	3,575,329
Disallowed interest	4,109,999
Other	289,442
Total deferred tax assets	119,776,903
Less: Valuation allowance	(1,512,356)
Deferred tax assets, net of valuation allowance	$118,264,547

Investments in flow-through entities taxed as partnerships	$(58,919,932)
Derivative assets	(56,121,902)
Property, plant, and equipment	(23,539,341)
Intangibles	(60,069,905)
Long-term debt	(3,462,489)
Total deferred tax liabilities	$(202,113,569)
Deferred tax liabilities, net	$83,849,022

The Company’s net deferred tax liability of $83.8 million consists of a deferred tax liability of $85.5 million, offset by a deferred tax asset of $1.7 million, which are recorded to Deferred tax liabilities, net and Other noncurrent assets, respectively, on the Consolidated Balance Sheet.
As of September 30, 2022, the Company has federal net operating loss carry-forwards of approximately $359.1 million. Approximately $309.6 million of the carry-forward is indefinite lived with the remaining $49.5 million expiring in 2034 through 2037. Federal tax credit carryforwards are approximately $15.5 million and expire in 2035 through 2042.
State net operating loss and carryforwards total approximately $371.1 million. Approximately $44.9 million of the net operating loss carry-forward is indefinite lived with the remaining $326.2 million expiring in 2022 through 2042 with earlier years expirations reserved by a valuation allowance.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2022, management has applied a partial valuation allowance of $1.5 million against the deferred tax assets resulting from certain state net operating loss carryforwards where it is more likely than not that they will not be utilized during their carryforward period.
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
Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the Tax Equity Investors achieve their agreed-upon rate of return, they are entitled to a portion of the applicable project’s operating cash flow, as well as substantially all of the project’s investment tax credits, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the Tax Equity Investors reach their target return between five and 10 years after the applicable project achieves commercial operation. The Company has determined that the contractual arrangements with Tax Equity Investors represent substantive profit-sharing arrangements and that income or loss should be attributed to these NCIs in each period using a balance sheet approach referred to as the HLBV method. As of September 30, 2022, RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value was $2.0 million, and nonredeemable NCI attributable to Tax Equity Investors was $87.5 million. Net income (loss) attributable to noncontrolling interests for Tax Equity Investors was $(15.9) million and $(25.3) million for the three months ended September 30, 2022 and for the period from May 19, 2022 through September 30, 2022, respectively. For the three months ended September 30, 2022, contributions from Tax Equity Investors net of syndication costs totaled $39.4 million, all of which was received in the period, and distributions to Tax Equity Investors totaled $4.2 million, and $3.9 million of payments were made in the period. For the period from May 19, 2022 through September 30, 2022, contributions from Tax Equity Investors net of syndication costs totaled $47.9 million, all of which was received in the period, and distributions to Tax Equity Investors totaled $7.6 million, of which $5.1 million was paid in the period.
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of September 30, 2022, the NCI attributable to the GDEV GP was $0.7 million. Net income (loss) attributable to noncontrolling interests at GDEV GP for the period from May 19, 2022 through September 30, 2022 was not material.
The noncontrolling interests in GDEV represents the component of equity held by limited partners, excluding the equity held by the Company. The portion of the net investment gains (losses) of GDEV attributable to the limited partner investors is allocated to noncontrolling interests. As of September 30, 2022, the NCI attributable to GDEV's limited partners was $65.7 million. Net income (loss) attributable to noncontrolling interests at GDEV was $0.1 million and $1.2 million for the three months ended September 30, 2022 and for the period from May 19, 2022 through September 30, 2022, respectively. For the three months ended September 30, 2022 and for the period from May 19, 2022 through September 30, 2022, contributions from the GDEV limited partners totaled $17.6 million and $21.7 million, respectively, of which $21.1 million and $21.7 million were received in the respective periods. For the three months ended September 30, 2022 and for the period from May 19, 2022 through September 30, 2022 distributions to the limited partners totaled nil and $2.6 million, respectively, all of which were paid in the respective periods.

As of September 30, 2022, NCI attributable to other noncontrolling interest was $0.2 million.

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
The following table is a summary of the shares issued and repurchased during the period and outstanding as of September 30, 2022:

	Shares Outstanding as of May 19, 2022	Shares Issued to Complete the Acquisition	Other Capital Activity	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of September 30, 2022
Class A	16,626,973	—	(23,601)	174,400	(292,495)	—	16,485,277
Class C	2,766,760	—	—	38,322	(136,478)	—	2,668,604
Class I	6,445,062	—	—	98,432	(125,573)	—	6,417,921
Class P-A	794,193	—	—	13,607	—	—	807,800
Class P-I	103,334,227	24,365,133	41,076	502,747	(529,249)	223,610	127,937,544
Class P-D	198,948	—	(2,776)	517	(5,436)	—	191,253
Class P-S	47,047,838	—	—	285,748	(837,249)	(222,100)	46,274,237
Class P-T	241,447	—	—	2,397	—	—	243,844
Total	177,455,448	24,365,133	14,699	1,116,170	(1,926,480)	1,510	201,026,480
As of September 30, 2022, none of the Company’s preferred shares were issued and outstanding.

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
As of September 30, 2022, the Company issued 2,750,438 Class A shares, 478,986 Class C shares, 1,328,835 Class I shares, 40,639 Class P-A shares, 1,284,936 Class P-I shares, 2,060 Class P-D shares, 767,803 Class P-S shares, and 6,720 Class P-T shares for a total of 6,660,417 aggregate shares issued under the DRP.
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
Since none of the events that would trigger the Liquidation Performance Participation Distribution was considered probable to occur, no liability was recognized related to the LPU as of September 30, 2022.
Additionally, certain employees of the Company received profits interest units from the LPU Holder in exchange for employment services. Since LPU Holder does not have any other operations or assets, the distribution an employee grantee shall receive from these profits interest units is the equivalent of the Liquidation Performance Participation Distribution the Company shall make to the LPU Holder. The Company has determined that the profits interest units do not represent a substantive class of the Company’s equity, and therefore, shall account for the potential distribution to employees as a payable in accordance with ASC 710. Since none of the events that would trigger the distribution was considered probable to occur, no liability was recognized as of September 30, 2022, and no compensation expenses was recognized for the period from May 19, 2022 through September 30, 2022.
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

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—
1-Dec-20	30-Sep-22	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158

On the last business day of each month, with the authorization of the Company’s Board of Directors, the Company declares distributions on each outstanding Class A, C, I, P-A, P-I, P-D, P-T and P-S shares. The following table reflects the distributions declared during the period from May 19, 2022 through September 30, 2022:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
June 1, 2022	$6,954,111	$2,020,049	$8,974,160
July 1, 2022	7,344,811	1,889,655	9,234,466
August 1, 2022	7,570,118	1,955,461	9,525,579
September 1, 2022	7,564,952	1,973,079	9,538,031
October 3, 2022	7,312,905	1,922,613	9,235,518
Total	$36,746,897	$9,760,857	$46,507,754
All distributions paid for the period from May 19, 2022 through September 30, 2022 are expected to be reported as a return of capital to members for tax reporting purposes.
Cash distributions for the period ended May 19, 2022 through September 30, 2022 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s change in acquisition strategy to include a greater number of pre-operational assets that are not yet generating cash from operations, a significant amount of distributions will continue to be funded from other external financing sources.
Note 18. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period.
The following table reconciles the numerator and the denominator used to calculate basic earnings per share:

	Three months ended September 30, 2022	Period from May 19, 2022 through September 30, 2022
Numerator
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(4,594,756)	$(2,659,200)

Denominator
Weighted average shares, basic	201,930,597	201,950,922

Net loss attributable to Greenbacker Renewable Energy Company LLC
Basic	$(0.02)	$(0.01)
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
The following table presents the Company’s reportable segment financial results:

	Three months ended September 30, 2022	Period from May 19, 2022 through September 30, 2022
Energy revenue	$41,620,129	$61,364,199
Other revenue	3,872,142	5,371,619
Contract amortization, net	(4,423,703)	(6,261,422)
Total IPP revenue	$41,068,568	$60,474,396

Investment Management revenue	$199,758	$408,798
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
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	Three months ended September 30, 2022	Period from May 19, 2022 through September 30, 2022
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$23,785,504	$35,583,464
IM Adjusted EBITDA	(2,773,600)	(3,513,991)
Total Segment Adjusted EBITDA	$21,011,904	$32,069,473

Reconciliation:
Total Segment Adjusted EBITDA	$21,011,904	$32,069,473
Unallocated corporate expenses	(6,332,723)	(9,390,981)
Total Adjusted EBITDA	14,679,181	22,678,492

Less:
Share-based compensation expense	2,842,557	4,177,031
Change in fair value of contingent consideration	800,000	800,000
Non-recurring professional fees associated with the Acquisition and change in status	2,943,227	4,700,389
Depreciation, amortization and accretion(1)	18,627,480	26,647,092
Operating loss	$(10,534,083)	$(13,646,020)

Interest expense, net	(6,626,355)	(9,380,063)
Net unrealized loss on investments	(4,863,752)	(4,351,694)
Other expense	(138,041)	(498,592)
Net loss before income taxes	$(22,162,231)	$(27,876,369)

Benefit from (provision for) income taxes	$1,700,896	$1,118,352
Net loss	$(20,461,335)	$(26,758,017)

Less: Net loss attributable to noncontrolling interests	$(15,866,579)	$(24,098,817)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(4,594,756)	$(2,659,200)
(1)Includes contract amortization, net in the amounts of $4.4 million and $6.3 million for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, respectively, which is included in Contract amortization, net on the Consolidated Statements of Operations.
Assets are not allocated to the Company’s segments for internal reporting purposes.
Note 20. Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no subsequent events requiring adjustment or disclosure in the Consolidated Financial Statements, except as described below.
Debt facilities
On November 1, 2022, the Company entered into a new debt facility with a total available borrowing capacity of $50.5 million and took its first draw against the loan in the amount of $19.8 million. The debt is a term loan whereby the Company pays interest at a rate equal to SOFR plus 1.3%.
On November 4, 2022, the Company made an additional draw on an existing debt facility of $32.5 million.
GDEV
On November 18, 2022, GREC sold its LP interest in GDEV, which was acquired prior to the Acquisition, representing a commitment of $7.5 million, of which $5.1 million has been funded, to a third party investor for consideration of $5.7 million. The Company does not expect to realize a material gain or loss associated with the sale. Additionally, the Company is currently evaluating the impact that the sale will have on the Company’s determination that it is the primary beneficiary of GDEV, therefore consolidating the results of operations of GDEV. The GDEV GP’s investment in and other contractual arrangements with GDEV were not impacted by the sale.

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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30, 2021	For the period from January 1, 2022 through May 18, 2022	For the nine months ended September 30, 2021
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$6,607,084	$12,547,447	$21,597,022
Total investment income from controlled, affiliated investments	$6,607,084	$12,547,447	$21,597,022

Investment income from non-controlled, non-affiliated investments:
Interest income	982,933	1,279,349	2,898,611
Total investment income	$7,590,017	$13,826,796	$24,495,633

Operating expenses:
Management fee expense	5,798,687	10,661,560	15,303,432
Audit and tax expense	490,009	906,679	1,485,070
Interest and financing expenses	665,978	1,313,882	2,126,450
General and administration expenses	142,492	205,718	481,984
Performance participation fee	—	384,065	1,312,309
Legal expenses	75,905	3,040,571	296,611
Directors fees and expenses	107,334	568,489	333,524
Transfer agent expense	199,007	301,362	501,371
Other professional fees expenses	—	2,531,932	—
Administrator expenses	—	2,155,303	—
Other expenses *	941,212	957,177	2,438,876
Total expenses	8,420,624	23,026,738	24,279,627
Net investment (loss) income before taxes	(830,607)	(9,199,942)	216,006
(Benefit from) income taxes	(1,849,710)	(4,315,392)	(5,342,121)
Franchise tax expense	10,000	—	136,085
Net investment income (loss)	1,009,103	(4,884,550)	5,422,042

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized gain (loss) on investments	176,413	(1,688)	(25,049)
Net change in unrealized appreciation (depreciation) on:
Investments	(1,482,950)	13,647,821	20,642,174
Foreign currency translation	(34,331)	(26,172)	5,992
Swap contracts	814,446	35,266,332	3,474,679
Benefit from (provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	2,453,922	(13,223,285)	(7,929,401)
Net increase in net assets attributed to members' equity	$2,936,603	$30,778,458	$21,590,437

Common share per share information —basic and diluted:
Net investment income (loss)	$0.01	$(0.03)	$0.05
Net increase in net assets attributed to members' equity	$0.02	$0.18	$0.19
Weighted average common shares outstanding	138,377,219	174,129,549	114,390,559
* For the period from January 1, 2022 through May 18, 2022, Other expenses includes $0.7 million of net realized losses on swap contracts. For the three and nine months ended September 30, 2021, Other expenses includes $0.4 million and $1.5 million of net realized losses on swap contracts, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Total members’ equity (net assets)
Balances as of December 31, 2021	165,387,519	$165,388	$1,468,107,899	$(134,628,568)	$18,112,450	$93,893,884	$(98,244)	$(6,242,177)	$1,439,310,632
Proceeds from issuance of common shares, net	11,881,864	11,882	104,561,989	—	—	—	—	—	104,573,871
Issuance of common shares under distribution reinvestment plan	640,432	640	5,551,402	—	—	—	—	—	5,552,042
Repurchases of common shares	(720,146)	(720)	(6,261,773)	—	—	—	—	—	(6,262,493)
Offering costs	—	—	(331,481)	—	—	—	—	—	(331,481)
Deferred sales commissions	—	—	—	(86,975)	—	—	—	—	(86,975)
Shareholder distributions	—	—	—	(23,977,142)	—	—	—	—	(23,977,142)
Net investment income	—	—	—	2,804,766	—	—	—	—	2,804,766
Net realized loss on investments	—	—	—	—	(1,688)	—	—	—	(1,688)
Net change in unrealized appreciation on investments	—	—	—	—	—	10,595,861	—	—	10,595,861
Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	15,768	—	15,768
Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	16,342,650	16,342,650
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(8,922,373)	—	—	(8,922,373)
Balances as of March 31, 2022	177,189,669	$177,190	$1,571,628,036	$(155,887,919)	$18,110,762	$95,567,372	$(82,476)	$10,100,473	$1,539,613,438
Proceeds from issuance of common shares, net	42,935	42	377,699	—	—	—	—	—	377,741
Issuance of common shares under distribution reinvestment plan	222,844	223	1,934,467	—	—	—	—	—	1,934,690
Repurchases of common shares	—	—	—	—	—	—	—	—	—
Offering costs	—	—	101,885	—	—	—	—	—	101,885
Deferred sales commissions	—	—	—	(5,622)	—	—	—	—	(5,622)
Shareholder distributions	—	—	—	(8,225,698)	—	—	—	—	(8,225,698)
Net investment (loss) income	—	—	—	(7,689,316)	—	—	—	—	(7,689,316)
Net change in unrealized appreciation on investments	—	—	—	—	—	3,051,960	—	—	3,051,960
Net change in unrealized depreciation on foreign currency translation	—	—	—	—	—	—	(41,940)	—	(41,940)
Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	18,923,682	18,923,682
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(4,300,912)	—	—	(4,300,912)
Balances as of May 18, 2022	177,455,448	$177,455	$1,574,042,087	$(171,808,555)	$18,110,762	$94,318,420	$(124,416)	$29,024,155	$1,543,739,908

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Total members’ equity (net assets)
Balances as of December 31, 2020	62,870,347	$62,870	$550,896,111	$(60,708,055)	$18,141,632	$55,759,375	$(108,971)	$(8,491,103)	$555,551,859
Proceeds from issuance of common shares, net	50,634,032	50,635	455,771,849	—	—	—	—	—	455,822,484
Issuance of common shares under distribution reinvestment plan	181,245	181	1,549,824	—	—	—	—	—	1,550,005
Repurchases of common shares	(490,835)	(491)	(4,298,147)	—	—	—	—	—	(4,298,638)
Offering costs	—	—	(1,513,488)	—	—	—	—	—	(1,513,488)
Deferred sales commissions	—	—	—	(4,024,725)	—	—	—	—	(4,024,725)
Shareholder distributions	—	—	—	(11,952,024)	—	—	—	—	(11,952,024)
Net investment income	—	—	—	1,010,087	—	—	—	—	1,010,087
Net realized loss on investments	—	—	—	—	(72,149)	—	—	—	(72,149)
Net change in unrealized appreciation on investments	—	—	—	—	—	2,171,448	—	—	2,171,448
Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	20,142	—	20,142
Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	3,739,027	3,739,027
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(3,142,873)	—	—	(3,142,873)
Balances as of March 31, 2021	113,194,789	$113,195	$1,002,406,149	$(75,674,717)	$18,069,483	$54,787,950	$(88,829)	$(4,752,076)	$994,861,155
Proceeds from issuance of common shares, net	10,853,534	10,853	96,997,808	—	—	—	—	—	97,008,661
Issuance of common shares under distribution reinvestment plan	278,757	279	2,411,428	—	—	—	—	—	2,411,707
Repurchases of common shares	(734,959)	(735)	(6,475,673)	—	—	—	—	—	(6,476,408)
Offering costs	—	—	(63,180)	—	—	—	—	—	(63,180)
Deferred sales commissions	—	—	—	(128,643)	—	—	—	—	(128,643)
Shareholder distributions	—	—	—	(16,616,550)	—	—	—	—	(16,616,550)
Net investment income	—	—	—	3,402,852	—	—	—	—	3,402,852
Net realized loss on investments	—	—	—	—	(129,313)	—	—	—	(129,313)
Net change in unrealized appreciation on investments	—	—	—	—	—	19,953,676	—	—	19,953,676
Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	20,181	—	20,181
Net change in unrealized (depreciation) on swap contracts	—	—	—	—	—	—	—	(1,078,794)	(1,078,794)
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(7,240,450)	—	—	(7,240,450)
Balances as of June 30, 2021	123,592,121	$123,592	$1,095,276,532	$(89,017,058)	$17,940,170	$67,501,176	$(68,648)	$(5,830,870)	$1,085,924,894

	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Total members’ equity (net assets)
Proceeds from issuance of common shares, net	24,143,229	24,143	215,383,415	—	—	—	—	—	$215,407,558
Issuance of common shares under distribution reinvestment plan	395,992	396	3,445,700	—	—	—	—	—	3,446,096
Repurchases of common shares	(452,514)	(453)	(3,892,570)	—	—	—	—	—	(3,893,023)
Proceeds from shares transferred	(755)	—	—	—	—	—	—	—	—
Offering costs	—	—	(157,867)	—	—	—	—	—	(157,867)
Deferred sales commissions	—	—	—	(377,625)	—	—	—	—	(377,625)
Shareholder distributions	—	—	—	(19,604,048)	—	—	—	—	(19,604,048)
Net investment income	—	—	—	1,009,103	—	—	—	—	1,009,103
Net realized gain on investments	—	—	—	—	176,413	—	—	—	176,413
Net change in unrealized depreciation on investments	—	—	—	—	—	(1,482,950)	—	—	(1,482,950)
Net change in unrealized depreciation on foreign currency translation	—	—	—	—	—	—	(34,331)	—	(34,331)
Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	814,446	814,446
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	2,453,922	—	—	2,453,922
Balances as of September 30, 2021	147,678,073	$147,678	$1,310,055,210	$(107,989,628)	$18,116,583	$68,472,148	$(102,979)	$(5,016,424)	$1,283,682,588
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the period from January 1, 2022 through May 18, 2022	Nine months ended September 30, 2021
Operating activities:
Net increase in net assets from operations	$30,778,458	$21,590,437
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	520,183	691,010
Gross funding of new or existing investments	(339,424,218)	(727,845,383)
Return of capital	210,519,840	169,864,589
Proceeds from principal payments and sales of investments	12,325,274	7,943,075
Sales (purchases) of money market funds, net	52,101,113	(109,634,756)
Net realized loss on investments	1,688	25,049
Net change in unrealized (appreciation) on investments	(13,647,821)	(20,642,174)
Net change in unrealized depreciation (appreciation) on foreign currency translation	26,172	(5,992)
Net change in unrealized (appreciation) on swap contracts	(35,266,332)	(3,474,679)
Deferred tax expense	8,907,893	2,587,281
(Increase) decrease in other assets:
Receivable for investments sold	69,994	4,689,190
Receivable for return of capital	(498,282)	2,120,805
Dividend receivable	(1,319,990)	(184,939)
Other assets	821,032	(3,166,718)
Increase (decrease) in other liabilities:
Payable for investments purchased	324,115	(2,619,415)
Management fee payable	(861,491)	921,564
Performance participation fee payable	(2,974,704)	(3,540,052)
Accounts payable and accrued expenses	5,931,893	2,212,842
Net cash (used in) operating activities	(71,665,183)	(658,468,266)

Financing activities:
Paydowns on credit facility and term note	(1,266,578)	(6,984,272)
Proceeds from issuance of common shares, net	105,248,439	770,650,614
Distributions paid	(30,891,000)	(37,695,034)
Offering costs	(809,401)	(333,781)
Deferred sales commission	(660,719)	(600,613)
Repurchases of common shares	(13,756,471)	(16,610,930)
Net cash provided by financing activities	57,864,270	708,425,984

Net (decrease) increase in cash and cash equivalents	(13,800,913)	49,957,718
Cash, cash equivalents and restricted cash, beginning of period	121,863,392	4,675,836
Cash, cash equivalents and restricted cash, end of period	$108,062,479	$54,633,554

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$72,110,606	$24,881,785
Restricted cash	35,951,873	29,751,769
Total cash, cash equivalents and restricted cash	$108,062,479	$54,633,554

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$532,081	$1,269,261
Shareholder contribution receivable from sale of common shares	$—	$4,698,561
Due to GCM for offering costs	$27,805	$1,402,505
Deferred sales commission payable	$4,058,504	$4,062,255
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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022 (unaudited)
These Notes to the Consolidated Financial Statements were prepared under the Investment Basis as of and for the period(s) ended May 18, 2022. All references to the “LLC” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries (Greenbacker Renewable Energy Corporation ("GREC"), GREC Entity HoldCo LLC ("GREC HoldCo"), GREC Administration LLC, and Danforth Shared Services LLC), unless otherwise expressly stated or context requires otherwise.
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
Since inception and through May 18, 2022, the LLC’s Consolidated Financial Statements were prepared using the specialized accounting principles of Accounting Standards Codification ("ASC") Topic 946, Financial Services — Investment Companies ("ASC 946"). In accordance with this specialized accounting guidance, also referred to as the Investment Basis, the LLC recognized and carried all its investments, including investments in the underlying operating entities, at fair value with changes in fair value recognized in earnings. Additionally, the LLC did not apply the equity method of accounting to its investments. The LLC carried its liabilities at amounts payable, net of unamortized premiums or discounts. The LLC did not elect to carry its non-investment liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.
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
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common members per share and net investment (loss) income per share for the period from January 1, 2022 through May 18, 2022 and the three and nine months ended September 30, 2021.

Note 2. Significant Accounting Policies (cont.)

	For the three months ended September 30, 2021	For the period from January 1, 2022 through May 18, 2022	For the nine months ended September 30, 2021
Basic and diluted
Net investment (loss) income	$1,009,103	$(4,884,550)	$5,422,042
Net increase in net assets attributed to common members	$2,936,603	$30,778,458	$21,590,437
Net investment (loss) income per share	$0.01	$(0.03)	$0.05
Net increase in net assets attributed to common members per share	$0.02	$0.18	$0.19
Weighted average common shares outstanding	138,377,219	174,129,549	114,390,559
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
For the period from January 1, 2022 through May 18, 2022, the LLC incurred expenses from the Administrator in excess of the dividend income from the project companies due to the structure of certain of the project company agreements that only allow for distributions to be determined quarterly. The Administrator Expense in excess of dividend income was $2.2 million and was recorded as Administrator Expense on the Consolidated Statements of Operations.
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
Prior to the Acquisition, the LLC was obligated to reimburse GCM for O&O costs that it incurred on behalf of the LLC, in accordance with the Fourth Amended and Restated Advisory Agreement (the "Advisory Agreement"). However, with respect to the LLC’s public offerings, the aggregate of selling commissions, dealer manager fees and other O&O costs borne by the LLC was not to exceed 15.00% of gross offering proceeds.
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
Performance Participation Fee
Under the Fourth Amended and Restated Limited Liability Company Operating Agreement (the "Fourth Operating Agreement"), the incentive fee payable by the LLC was simplified to be structured with two components: the "Performance Participation Fee" and the "Liquidation Performance Participation Fee" (each as defined in Note 5. Related Party Agreements and Transaction Agreements). Prior to the Acquisition, the Performance Participation Fee was based on the LLC's total return amount during the relevant calculation period. The calculation of the Performance Participation Fee is further detailed in Note 5. Related Party Agreements and Transaction Agreements. The Performance Participation Fee was accounted for and classified as an operating expense and reflected as the Performance participation fee on the Consolidated Statements of Operations. Under the Fourth Operating Agreement, a Performance participation fee payable of $3.4 million was recorded as of December 31,

Note 2. Significant Accounting Policies (cont.)
2021, in the Consolidated Statement of Assets and Liabilities. The Performance participation fee recorded on the Consolidated Statements of Operations for the period from January 1, 2022 through May 18, 2022 is $0.4 million.
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

Consolidated Statement of Assets and Liabilities – Fair Value of Derivatives at December 31, 2021

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value*
Swaps
Interest Rate Risk	Swap contracts, at fair value	$—	Swap contracts, at fair value	$7,501,983
		$—		$7,501,983
*Reflects the net amount of the interest rate swaps with Fifth Third Financial Risk Solutions.

Note 2. Significant Accounting Policies (cont.)
The effect of derivative instruments on the Consolidated Statements of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the three months ended September 30, 2021	Change in net unrealized depreciation on derivative transactions for the period from January 1, 2022 through May 18, 2022	Change in net unrealized depreciation on derivative transactions for the nine months ended September 30, 2021
Swaps
Interest Rate Risk	$814,446	$35,266,332	$3,474,679
	$814,446	$35,266,332	$3,474,679

Risk Exposure	Other expenses for the three months ended September 30, 2021	Other expenses for the period from January 1, 2022 through May 18, 2022	Other expenses for the nine months ended September 30, 2021
Swaps
Interest Rate Risk	$419,293	$650,906	$1,517,785
	$419,293	$650,906	$1,517,785
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
Income Taxes
The LLC intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the LLC will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the LLC does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation, and the LLC would become taxable as a corporation for U.S. federal income tax purposes under the Internal Revenue Code, the LLC would be required to pay income tax at corporate rates on its net taxable income. To the extent of the LLC’s earnings and profits, and the payment of the distributions would not be deductible by the LLC, distributions to members from the LLC would constitute dividend income taxable to such members.
The LLC conducts substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to federal, state, provincial, local and foreign income taxes based on income. Accordingly, most of its operations will

Note 2. Significant Accounting Policies (cont.)
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
The effective tax rate for the period from January 1, 2022 through May 18, 2022 is 22.48%. For the period from January 1, 2022 through May 18, 2022 the primary items giving rise to the difference between the 21.00% statutory rate for corporations and the 22.48% effective tax rate are state taxes, federal tax credits, and other permanent differences primarily related to expenses recorded at the partnership level which are not taxable.
The effective tax rate for the three and nine months ended September 30, 2021 is 314.80% and 10.70%, respectively. For the three month period the primary items giving rise to the difference between the 21.00% statutory rate for corporations and the 314.80% effective tax rate are state taxes, 2020 provision to return adjustments and federal tax credits. For the nine month period the primary items giving rise to the difference between the 21.00% statutory rate for corporations and the 10.70% effective tax rate are 2020 provision to return adjustments and federal tax credits.

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
The total change in unrealized appreciation included in the Consolidated Statements of Operations within Net change in unrealized appreciation (depreciation) on Investments and Foreign currency translation for the period from January 1, 2022 through May 18, 2022 attributable to Level 3 investments still held was $13.6 million. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the period from January 1, 2022 through May 18, 2022.

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
The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) on Investments and Foreign currency translation for the three and nine months ended September 30, 2021 attributable to Level 3 investments and foreign currency translation still held as of September 30, 2021 was $(1.5) million and $20.6 million, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the nine months ended September 30, 2021.
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

Note 4. Valuation of Investments at Fair Value (cont.)
*Includes assets that have not reached COD.
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

Note 5. Related Party Agreements and Transaction Agreements (cont.)

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

For the period from January 1, 2022 through May 18, 2022, GCM earned $10.7 million, in management fees. For the three and nine months ended September 30, 2021, GCM earned $5.8 million and $15.3 million, respectively, in management fees. As of December 31, 2021, the LLC owed $2.3 million, to GCM in management fees, which amounts are included in Management fee payable on the Consolidated Statement of Assets and Liabilities.
The Performance participation fee recorded on the Consolidated Statements of Operations for the period from January 1, 2022 through May 18, 2022 is $0.4 million. The Performance participation fee recorded on the Consolidated Statements of Operations for the three and nine months ended September 30, 2021 is nil and $1.3 million, respectively.
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
The LLC entered into secured loans to finance the purchase and installation of energy-efficient lighting with LED Funding LLC and Renew AEC One LLC (“AEC Companies”). Certain of the loans with LED Funding LLC, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own an indirect, noncontrolling ownership interest in GCM. The loans outstanding between the AEC Companies and the LLC, and the subsequent leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of May 18, 2022, all loans and leases are considered current per their terms.
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

Note 5. Related Party Agreements and Transaction Agreements (cont.)
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
On December 6, 2019, the LLC entered into a $15.0 million revolving letter of credit facility (“LC Facility”) agreement with Fifth Third Bank. On January 30, 2020, the LC Facility was amended to include an equipment loan, and the amount of $5.6 million was drawn down under the equipment facility loan. On March 18, 2020, a repayment of $1.9 million was made, reducing the outstanding balance of the equipment facility loan. On June 9, 2020, a repayment of the remaining outstanding

Note 6. Borrowings (cont.)
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
The following table shows the components of interest expense related to the LLC's borrowings for the period from January 1, 2022 through May 18, 2022 and the three and nine months ended September 30, 2021:

	For the three months ended September 30, 2021	For the period from January 1, 2022 through May 18, 2022	For the nine months ended September 30, 2021
Credit Facility commitment fee	$71,568	$136,171	$299,976
Credit Facility loan interest	371,991	657,528	1,135,464
Amortization of deferred financing costs	222,419	520,183	691,010
Total	$665,978	$1,313,882	$2,126,450
Weighted average interest rate on Credit Facility	1.8%	2.0%	1.9%
Weighted average outstanding balance of Credit Facility	$86,020,118	$81,707,643	$88,324,831
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
The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the for the period from January 1, 2022 through May 18, 2022 and for the nine months ended September 30, 2021 were as follows:

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

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—
1-Dec-20	30-Sep-22	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158
The following table reflects the distributions declared during the period from January 1, 2022 through May 18, 2022:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2022	$6,216,132	$1,856,347	$8,072,479
March 1, 2022	5,712,141	1,720,315	7,432,456
April 1, 2022	6,496,827	1,975,380	8,472,207
May 2, 2022	6,291,008	1,934,690	8,225,698
Total	$24,716,108	$7,486,732	$32,202,840
The following table reflects the distributions declared during the nine months ended September 30, 2021:

Note 8. Distributions (cont.)

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2021	$2,555,800	$538,241	$3,094,041
March 4, 2021	3,063,308	487,868	3,551,176
April 1, 2021	4,783,092	523,715	5,306,807
May 3, 2021	4,733,419	565,208	5,298,627
June 1, 2021	4,762,355	886,124	5,648,479
July 1, 2021	4,709,348	960,096	5,669,444
August 2, 2021	5,217,796	1,071,227	6,289,023
September 1, 2021	5,423,345	1,145,375	6,568,720
October 1, 2021	5,516,811	1,229,494	6,746,305
Total	$40,765,274	$7,407,348	$48,172,622
All distributions paid for the period from January 1, 2022 through May 18, 2022 are expected to be reported as a return of capital to members for tax reporting purposes, and all distributions paid for the nine months ended September 30, 2021 were reported as a return of capital to members for tax purposes.
Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the period from January 1, 2022 through May 18, 2022	For the nine months ended September 30, 2021
Cash from operations	$—	$216,006
Offering proceeds	30,891,000	37,479,028
Total cash distributions	$30,891,000	$37,695,034
The LLC expects to continue to fund distributions from a combination of cash from operations as well as other external financing sources. Due to the LLC’s change in acquisition strategy to include a greater number of pre-operational assets, a significant amount of distributions will continue to be funded from other external financing sources.
Note 9. Commitments and Contingencies
Refer to Note 12. Commitments and Contingencies in the Notes to the Consolidated Financial Statements as prepared on the Non-Investment Basis for disclosures regarding the LLC's commitments and contingencies as of September 30, 2022. The information as included herein reflects such matters as of December 31, 2021.
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
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the operating entities of the LLC, subsidiary holding companies and various lenders, the operating entities and the subsidiary holding companies have pledged all solar operating assets as well as

Note 9. Commitments and Contingencies (cont.)
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

Note 10. Financial Highlights (cont.)
The following is a schedule of financial highlights of the LLC attributed to Class A, C, I, P-A, P-I, P-D, P-S and P-T shares for the nine months ended September 30, 2021.

	For the nine months ended September 30, 2021
	Class A shares	Class C shares	Class I shares	Class P-A shares	Class P-I shares	Class P-D shares	Class P-S shares	Class P-T shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.61	$8.35	$8.61	$8.70	$9.02	$8.96	$8.84	$8.57
Net investment income	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05
Net realized and unrealized gain on investments, and swap contracts	0.21	0.21	0.21	0.21	0.21	0.21	0.21	0.21
Change in translation of assets and liabilities denominated in foreign currencies (2)	—	—	—	—	—	—	—	—
(Provision for) income taxes on realized and gain (loss) on investments, foreign currency translation and swap contracts	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)
Net increase in net assets attributed to common members	0.19	0.19	0.19	0.19	0.19	0.19	0.19	0.19
Shareholder distributions:
Distributions from net investment income	—	—	—	—	—	—	—	—
Distributions from offering proceeds	(0.42)	(0.41)	(0.42)	(0.42)	(0.43)	(0.38)	(0.38)	(0.38)
Other(3)	(0.04)	—	(0.04)	0.11	0.02	0.05	0.06	0.13
Net decrease in members’ equity attributed to common shares	(0.46)	(0.41)	(0.46)	(0.31)	(0.41)	(0.33)	(0.32)	(0.25)
Net asset value for common shares at end of period	$8.34	$8.13	$8.34	$8.58	$8.80	$8.82	$8.71	$8.51
Common members’ equity at end of period	$138,477,946	$22,293,427	$54,452,568	$6,521,842	$733,130,814	$1,747,920	$325,120,606	$1,937,465
Common shares outstanding at end of period	16,595,318	2,740,863	6,525,483	759,784	83,288,264	198,248	37,342,384	227,729

Ratio/supplemental data for common shares (annualized)
Total return attributed to common shares based on net asset value	1.82%	2.34%	1.85%	3.53%	2.45%	2.27%	2.86%	3.56%
Ratio of net investment income to average net assets	0.75%	0.77%	0.75%	0.65%	0.70%	0.64%	0.72%	0.68%
Ratio of operating expenses to average net assets	3.39%	3.48%	3.38%	2.93%	3.16%	2.90%	3.25%	3.07%
Portfolio turnover rate	0.86%	0.86%	0.86%	0.86%	0.86%	0.86%	0.86%	0.86%
(1)The per share data for Class A, C, I, P-A, P-I, P-D, P-S and P-T shares were derived by using the weighted average shares outstanding during the period ended September 30, 2021, which were 16,779,258, 2,752,098, 6,555,002, 377,138, 59,616,905, 106,243, 28,112,616 and 91,299, respectively.
(2)Amount is less than $0.01 per share.
(3)Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Greenbacker Renewable Energy Company LLC's Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2022 (this “Quarterly Report”). The use of “we”, “us”, “our” and the “Company” refer, collectively to the Greenbacker Renewable Energy Company LLC and its subsidiaries, unless otherwise expressly stated or context otherwise requires. This report does not constitute an offer of any of the Company's managed funds described herein.
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

(2) Held directly or through entities owned by them. Refer to Note 3. Acquisitions under the Non-Investment Basis for a summary of these interests that were issued in connection with the Acquisition.
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
Management Internalization
On May 19, 2022, the Company completed a management internalization transaction (the “Acquisition”) pursuant to which it acquired substantially all of the business and assets, including intellectual property and personnel of its external advisor, GCM, an investment management and renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), Greenbacker Administration LLC (“Greenbacker Administration”) and certain other affiliated companies. All of the acquired businesses and assets were immediately thereafter contributed by the Company to GREC. As a result of the Acquisition, the Company operates as a fully integrated and internally managed company with its own dedicated executive management team and other employees to manage its business and operations. The Company now operates with the capabilities of both an actively managed owner-operator of renewable energy businesses and as an active third-party investment manager of other funds within the sustainable infrastructure and renewable energy industry.
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
The segment discussion following, and included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Quarterly Report on Form 10-Q, reflects information on our business as of September 30, 2022 and includes the impact of the Acquisition.
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
As of September 30, 2022, our fleet was composed of 456 renewable energy projects with an aggregate power production capacity of approximately 3.0 gigawatts (“GW”) when fully operational.

Technology	Number of Assets		Capacity in Megawatts ("MW")
	Operating	Pre-Operating	Operating	Pre-Operating
Solar	270	130	788.2	1,701.1
Wind	16	1	386.1	54.4
Biomass	1	N/A	12.0	N/A
Battery Storage	20	14	13.2	70.8
Energy Efficiency	4	N/A	N/A	N/A
Total	311	145	1,199.6	1,826.3
We have diversified our fleet of renewable energy projects both by industry type as illustrated above, and geographically. As of September 30, 2022, our fleet was spread across 32 states, Canada, Puerto Rico and Washington, D.C.

PORTFOLIO ASSET MAP
* Solar asset in Canada is not shown on the map

REGIONAL BREAKDOWN (% Capacity)

South Region, 2.7%
West Region, 10.2%
East Region, 44.9%
Mountain Region, 19.0%
Mid-West Region, 23.2%

TOTAL OPERATING CAPACITY (% Capacity)
Biomass, 1.0%
Battery Storage, 1.1%
Wind, 32.2%
Solar, 65.7%

TOTAL PRE-OPERATING CAPACITY (% Capacity)
Battery Storage, 3.9%
Wind, 3.0%
Solar, 93.1%

CAPACITY BREAKDOWN
Technology	Percent capacity (%)	Size (MW)
Solar	82.3	2,489.3
Wind	14.6	440.5
Battery Storage	2.8	84.0
Biomass	0.4	12.0

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
As of September 30, 2022, the PPA contracts in our existing operating fleet have approximately 18 weighted average years remaining prior to exposure to market prices.
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
The following chart illustrates the allocation by percentage of the Company’s contracted offtakers by counterparty type and creditworthiness as of September 30, 2022:

HIGH-CREDIT-QUALITY OFFTAKERS (% Capacity)

Investment-Grade Municipality, 4.5%
Investment-Grade Corporation, 9.3%
Non-Rated*, 11.4%
Investment-Grade Utility, 74.8%

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
3.Assets at Notice to Proceed (“NTP”) – We further determined that we could invest in assets that had not yet been constructed but that had received substantially all of the contracts necessary to operate and permits necessary to begin construction, a milestone known as NTP. While potentially riskier than operating or pre-COD projects due to the level of construction risk, we believe that the additional return associated with these projects more than compensates for the additional risk. Furthermore, when we invest in NTP assets we generally have the added benefit of having more control of equipment selection and implementation of construction best practices, which positively affects the long-term performance of our plants. With the continued growth of the renewable energy market, driven by increases in the level of Renewable Portfolio Standards in several states and the recent passage of the Inflation Reduction Act (“IRA”), we identified a significant number of NTP transactions coming to market and an opportunity to develop strong pipeline-type relationships with the developers of these projects. Besides increasing returns to investors, this has enabled management to substantially increase our access to a proprietary pipeline of sound projects.
4.Special Situations – We also determined there are market opportunities for selected projects driven by either technical or financial issues, either at the project or owner level, that can be resolved by accessing the broad range of expertise we have in-house to deal with our day-to-day operations. Therefore, we determined that on a limited basis we would make investments that have these characteristics, since by resolving the issues, we have the potential to generate attractive returns. We believe that the number of these “distressed” assets may increase materially over the coming years.
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
In conjunction with the Acquisition and specifically the acquisition of a 75.00% equity interest in GDEV GP, the Company also assumed GDEV GP's additional commitment to GDEV and gained control over GDEV GP. Additionally, the Company through the GDEV GP’s role as general partner of GDEV, assumed operational control over GDEV. As a result of the Company consolidating GDEV, $0.5 million and $0.7 million of management fee revenue earned under the advisory agreement with GDEV for the three months ended September 30, 2022 and for the period from May 19, 2022 through September 30, 2022, respectively, is considered intercompany revenue and is therefore eliminated in consolidation.
In March 2022, GCM closed GDEV and GDEV B to new investors and has launched a successor fund called Greenbacker Development Opportunities Fund II, LP (“GDEV II”).
Greenbacker Renewable Energy Company II, LLC (“GREC II”)
GREC II was launched in May 2022 and is an investment vehicle that intends to acquire, own and operate renewable energy projects with an emphasis on up-and-coming areas of the energy investment sector, including battery storage, mobility and other related investments. GREC II is structured as a total return vehicle which is expected to prioritize long term internal rates of return over near-term cash yields. GREC II intends to deploy into pre-construction and operating renewable energy projects, as well as energy efficiency, battery storage, mobility and other related investments. Due to GREC II’s early stage of development, the Company did not record any management fees under the advisory agreement during the period from May 19, 2022 through September 30, 2022.
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
•Institutional Investors and Utilities. Comprised of large life insurance companies, pension funds, infrastructure funds, and large public utilities. This sector dominates investment in the larger projects (e.g., $100.0 million or greater). We tend not to encounter this group in our middle market Commercial and Industrial ("C&I") segment but do see these players when targeting the larger projects in our portfolio.
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
Presentation of Key Factors Impacting Our Operating Results and Financial Condition
The results of our operations are affected by a number of factors, and will primarily depend on, among other things, the supply of renewable energy assets in the marketplace; the revenues we receive from renewable energy and energy efficiency projects and businesses; the market price of electricity; the availability of government incentives; local, regional and national economies; general market conditions; and the amount of our assets that are operating versus those that are non-operating because they are currently under construction and the cost to construct such assets. Additionally, our operations are impacted by interest rates and the cost of financing provided by other financial market participants. Many of the factors that affect our operating results are beyond our control. The results of our operations are further affected by the growth of GCM's investment management platform and the related generation of management fee and incentive fee revenue. Additionally, our results of operations will be impacted by our ability to achieve synergies and economies of scale expected from the Acquisition.
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
Key Factors Affecting the Comparability of our Results of Operations
As a result of the Acquisition and other steps taken by the Company to transition the focus of the Company's business from being an investor in clean energy projects to a diversified independent power producer coupled with an investment management business, the Company was required to transition the basis of its accounting. Since inception, the Company's historical financial statements have been prepared using the investment company basis of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). ASC 946 (or “Investment Basis”) requires that if there is a subsequent change in the purpose and design of an entity, the entity should reevaluate its status as an investment company. Based on the above noted changes, management determined the Company no longer exhibited the fundamental characteristics of and no longer qualified as, an investment company as defined in ASC 946. As a result, the Company was required to discontinue the application of ASC 946 and, in connection therewith, began applying other non-

investment company U.S. generally accepted accounting principles (“U.S. GAAP”) prospectively beginning May 19, 2022 (the closing of the Acquisition).
As the change in status occurred during the Company’s second fiscal quarter, the results of operations as included in this Quarterly Report on Form 10-Q have been presented as they would be for an investment company under ASC 946 for all historical periods presented and through May 18, 2022, and presented as they would be under other non-investment company U.S. GAAP accounting (“Non-Investment Basis”) for the time period between May 19, 2022, the effective date of the change in status, through September 30, 2022. Given that the financial statements prior to and subsequent to the change in status are not comparable, the Company will present separate Consolidated Financial Statements, including footnotes as applicable, for the time periods prior to and subsequent to May 19, 2022.
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
The Company also has, by acquiring GCM, an active third-party investment management business which is currently managing five funds. This resulted in the Company recording management fee revenue as of the effective date of the Acquisition, which is expected to grow in future periods.
Results of Operations - Non-Investment Basis
A discussion of the results of operations for the three months ended September 30, 2022 is included below.

	For the three months ended September 30, 2022
	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$41,620,129	$—	$—	$41,620,129
Investment Management revenue	—	199,758	—	199,758
Other revenue	3,872,142	—	—	3,872,142
Operating revenue	$45,492,271	$199,758	$—	$45,692,029
Contract amortization, net	(4,423,703)	—	—	(4,423,703)
Total revenue	$41,068,568	$199,758	$—	$41,268,326

Operating expenses
Direct operating costs	$19,410,577	$2,123,491	$—	$21,534,068
General and administrative	2,296,190	849,867	12,918,507	16,064,564
Depreciation, amortization and accretion	11,796,145	—	2,407,632	14,203,777
Total operating expenses	$33,502,912	$2,973,358	$15,326,139	$51,802,409

Operating income (loss)	$7,565,656	$(2,773,600)	$(15,326,139)	$(10,534,083)
Operating income (loss) margin(1)	18%	NM(4)	N/A	(26)%

Adjusted EBITDA	$23,785,504	$(2,773,600)	$(6,332,723)	$14,679,181
Adjusted EBITDA margin(2)(3)	52%	NM(4)	N/A	32%
(1)Operating income margin is calculated by dividing operating income by total revenue.
(2)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenue, excluding the impact of contract amortization.
(3)The Company's chief operating decision maker ("CODM") evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vii) share-based compensation; (viii) other non-recurring costs that are unrelated to the continuing operations of the Company's segments; and (ix) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments. See “Non-GAAP Financial Measures” later in this Item 2 for a reconciliation of total Segment Adjusted EBITDA to net loss. See also Part I – Item 1 – Note 19. Segment Reporting, in the Notes to the Consolidated Financial Statements prepared under the Non-Investment Basis for more information regarding our segment determination.
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
For the three months ended September 30, 2022, the Company generated $41.6 million of Energy revenue which includes $35.1 million of PPA revenue and is driven by the underlying electricity production from our operating renewable energy projects. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type.
For the three months ended September 30, 2022, Energy revenue is primarily comprised of PPA contracts of $35.1 million. The Company’s operating solar fleet, which includes 270 operating assets comprising 788.2 MW of capacity, generated $19.3 million in PPA revenue from 361,551 megawatt-hours (“MWh”) of production during the three months ended September 30,

2022. The Company’s operating wind fleet, which includes 16 operating assets comprising 386.1 MW of capacity, generated $13.9 million in PPA revenue from 250,074 MWh of production during the three months ended September 30, 2022. The remaining PPA revenue generated during the three months ended September 30, 2022 was from our biomass and battery storage assets.
During the three months ended September 30, 2022, the Company recorded $5.3 million in REC and other incentive revenue, primarily from our operating solar fleet, which is included in Energy revenue in the table above and on the Consolidated Statements of Operations.
During the three months ended September 30, 2022, the Company recorded a net non-cash amortization expense of $4.4 million driven by favorable PPA and REC contract intangible assets, net of the impact of out-of-market contracts, which is reflected as a reduction to total IPP revenue in the table above and on the Consolidated Statements of Operations.
The table below provides summary statistics on the IPP fleet as of and for the three months ended September 30, 2022 and 2021. Given the Company’s change in status, the Energy revenue recorded on the Consolidated Statements of Operations is for the three months ended September 30, 2022. Prospectively, the Company will provide additional details on full-quarter financial results and the underlying business drivers of financial performance as well as comparison to historical periods, when possible, in its periodic filings.

Portfolio Metrics	September 30, 2022	September 30, 2021	Change	Change as %
Power-production capacity of operating fleet at end of period	1.2 GW	745.6 MW	454 MW	61%
Power-generating capacity of pre-operational fleet at end of period	1.8 GW	1.5 GW	0.3 GW	23%
Total power-generating capacity of fleet at end of period	3.0 GW	2.2 GW	0.8 GW	36%
Total energy produced (MWh)	636,150	392,010	244,140	62%
YTD total energy produced at end of period (MWh)	1,797,942	1,077,421	720,521	67%
Total number of fleet assets at end of period	456	337	119	35%
Other Revenue - IPP
For the three months ended September 30, 2022, the Company generated $3.9 million of Other revenue from the IPP segment. Other revenue was driven by dividends declared on equity method investments, and most notably Aurora Solar due to seasonal production increases driving additional dividends, and interest income generated from the Company’s secured loans to developers of renewable energy projects.
Direct Operating Costs - IPP

Three months ended September 30, 2022
Operations and maintenance	$10,289,295
Property taxes, insurance and site lease	5,348,786
Salaries and benefits, professional fees and other	3,772,496
Direct operating costs - IPP	$19,410,577
Direct operating costs within the IPP segment represents the costs to operate our fleet of renewable energy projects, including operations and maintenance, site lease expense, project level insurance and property taxes, and other costs incurred at the project level. Additionally, the Company employs a dedicated team of technical asset managers to monitor the operational performance of the projects within IPP. The salaries, benefits and professional service costs directly related to the operations of IPP are included within Direct operating costs in the table above and on the Consolidated Statements of Operations. Direct operating costs excludes any depreciation, amortization and accretion expense.

Direct operating costs for the IPP segment was $19.4 million for the three months ended September 30, 2022. This includes $15.6 million of direct costs incurred at the project level as well as $3.8 million of salary and compensation related expenses as well as professional and other costs directly attributable to the revenue generating activities of IPP.
General and administrative
General and administrative expenses related to the IPP segment were $2.3 million for the three months ended September 30, 2022. These expenses are the indirect costs allocable to IPP and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IPP segment.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense was $11.8 million for the IPP segment for the three months ended September 30, 2022. This expense includes $11.3 million of depreciation expense on the property, plant and equipment associated with IPP.
Investment Management
Revenue
The IM segment and the related revenue will be driven primarily by GCM’s investment management platform through management fee and incentive, performance-based fee revenues from current and future third-party funds managed by GCM. The IM segment also will generate administrative revenue from certain of its managed funds, from services performed by Greenbacker Administration.
The primary source of IM revenues are management fees earned. Management fee revenue earned by our IM business are generally based upon the underlying net asset value of the managed funds for which GCM provides asset management investment management services, primarily relating to capital raise and deployment as well as other investor relation functions for third party funds. For certain of our IM customers, the Company is also eligible to receive certain performance-based fees.
An additional revenue source for the IM segment will include, for certain managed funds, administrative services performed by Greenbacker Administration. These services include technical asset management, finance and accounting, legal and other costs incurred by the Company in performing its administrative services. GCM’s managed vehicles will be charged their allocable portion of such costs with no margin.
Prior to the Acquisition, GCM served as the external advisor of five investment entities – the Company, GROZ, GDEV, GDEV B, and GREC II. The Advisory Agreement between GCM and the Company was terminated in connection with the Acquisition. However, the Company continues to provide management services to GROZ, GDEV, GDEV B, and GREC II as a result of the Acquisition. As a result of the Acquisition and change in status, GDEV is now a consolidated subsidiary of the Company.
Revenue from the IM segment was $0.2 million for the three months ended September 30, 2022 and was generated from the GROZ and GDEV B funds discussed previously. As a result of the Company consolidating GDEV, additional management fee revenue of $0.5 million earned under the advisory agreement with GDEV is considered intercompany revenue and is therefore eliminated in consolidation for the three months ended September 30, 2022. There was no revenue generated from GREC II during the period ended September 30, 2022, due to the fund’s early stage of development. GREC II was launched in May 2022 and is currently in its fundraising stage and intends to deploy capital into pre-construction and operating renewable energy projects, as well as energy efficiency, battery storage, mobility and other related investments. The Company expects to receive management fee and administrative revenue from GREC II, as well as potentially performance-based fee revenue.
Direct Operating Costs – IM
Direct operating costs within the IM segment represents the costs for the investment management services for the managed funds. This includes the costs to raise and deploy capital for such funds.
Direct operating costs for the IM segment were $2.1 million for the three months ended September 30, 2022. Direct operating costs primarily consisted of the salary and compensation related expenses for GCM’s dedicated professionals who raise capital and then invest it in renewable energy projects for the managed funds. Such expenses also include marketing, other investor relations and legal costs associated with the IM segment.

General and administrative
General and administrative expenses related to the IM segment were $0.8 million for the three months ended September 30, 2022. These expenses represent the indirect costs allocable to the IM segment and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions supporting such third-party funds. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IM segment.
Corporate
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including expenses associated with the Acquisition, certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment.
General and administrative expenses for Corporate were $12.9 million for the three months ended September 30, 2022. This included overhead costs not directly allocable to the Company’s two segments as well as professional fees associated with the Acquisition.
Depreciation, amortization and accretion expense was $2.4 million for the period ended September 30, 2022, which primarily relate to amortization expense on finite lived intangible assets.
Non-operating income and expense
During the period ended September 30, 2022, the Company recorded $6.6 million, of interest expense associated with outstanding debt. Refer to “Liquidity and Capital Resources” for additional discussion. Additionally, the Company recorded a net unrealized loss on investments of $4.9 million, driven by unrealized losses on Aurora Solar largely offset by the increase in dividend income noted above. The impact of other non-operating income and expense for the period ended September 30, 2022 was not material.
A discussion of the results of operations for the period from May 19, 2022 through September 30, 2022 is included below.

	For the period from May 19, 2022 through September 30, 2022
	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$61,364,199	$—	$—	$61,364,199
Investment Management revenue	—	408,798	—	408,798
Other revenue	5,371,619	—	—	5,371,619
Operating revenue	$66,735,818	$408,798	$—	$67,144,616
Contract amortization, net	(6,261,422)	—	—	(6,261,422)
Total revenue	$60,474,396	$408,798	$—	$60,883,194

Operating expenses
Direct operating costs	$27,455,304	$2,824,989	$—	$30,280,293
General and administrative	3,697,050	1,097,800	19,068,401	23,863,251
Depreciation, amortization and accretion	16,857,561	—	3,528,109	20,385,670
Total operating expenses	$48,009,915	$3,922,789	$22,596,510	$74,529,214

Operating income (loss)	$12,464,481	$(3,513,991)	$(22,596,510)	$(13,646,020)
Operating income (loss) margin(1)	21%	NM(4)	N/A	(22)%

Adjusted EBITDA	$35,583,464	$(3,513,991)	$(9,390,981)	$22,678,492
Adjusted EBITDA margin(2)(3)	53%	NM(4)	N/A	34%
(1)Operating income margin is calculated by dividing operating income by total revenue.
(2)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenue, excluding the impact of contract amortization.

(3)The Company's chief operating decision maker ("CODM") evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vii) share-based compensation; (viii) other non-recurring costs that are unrelated to the continuing operations of the Company's segments; and (ix) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments. See “Non-GAAP Financial Measures” later in this Item 2 for a reconciliation of total Segment Adjusted EBITDA to net loss. See also Part I – Item 1 – Note 19. Segment Reporting, in the Notes to the Consolidated Financial Statements prepared under the Non-Investment Basis for more information regarding our segment determination.
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
For the period from May 19, 2022 through September 30, 2022, the Company generated $61.4 million of Energy revenue which includes $52.6 million of PPA revenue and is driven by the underlying electricity production from our operating renewable energy projects. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type.
For the period from May 19, 2022 through September 30, 2022, Energy revenue is primarily comprised of PPA contracts of $52.6 million. For the period from May 19, 2022 through September 30, 2022, the Company’s operating solar and wind fleets generated $28.2 million and $21.4 million, respectively, in PPA revenue. The remaining PPA revenue generated during the period ended September 30, 2022 was from our biomass and battery storage assets.
During the period from May 19, 2022 through September 30, 2022, the Company recorded $7.1 million in REC and other incentive revenue, primarily from our operating solar fleet, which is included in Energy revenue in the table above and on the Consolidated Statements of Operations.
During the period from May 19, 2022 through September 30, 2022, the Company recorded a net non-cash amortization expense of $6.3 million driven by favorable PPA and REC contract intangible assets, net of the impact of out-of-market contracts, which is reflected as a reduction to total IPP revenue in the table above and on the Consolidated Statements of Operations.
Other Revenue - IPP
For the period from May 19, 2022 through September 30, 2022, the Company generated $5.4 million, respectively, of Other revenue from the IPP segment. Total Other revenue was driven by dividends declared on equity method investments, primarily driven by Aurora Solar, and interest income generated from the Company’s secured loans to developers of renewable energy projects.
Direct Operating Costs - IPP

For the period from May 19, 2022 through September 30, 2022
Operations and maintenance	$13,254,618
Property taxes, insurance and site lease	8,087,643
Salaries and benefits, professional fees and other	6,113,043
Direct operating costs - IPP	$27,455,304
Direct operating costs within the IPP segment represents the costs to operate our fleet of renewable energy projects, including operations and maintenance, site lease expense, project level insurance and property taxes, and other costs incurred at the project level. Additionally, the Company employs a dedicated team of technical asset managers to monitor the operational performance of the projects within IPP. The salaries, benefits and professional service costs directly related to the operations of IPP are included within Direct operating costs in the table above and on the Consolidated Statements of Operations. Direct operating costs excludes any depreciation, amortization and accretion expense.
Direct operating costs for the IPP segment were $27.5 million for the period from May 19, 2022 through September 30, 2022. This includes $21.3 million of direct costs incurred at the project level as well as $6.1 million of salary and compensation related expenses as well as professional and other costs directly attributable to the revenue generating activities of IPP.
General and administrative
General and administrative expenses related to the IPP segment were $3.7 million for the period from May 19, 2022 through September 30, 2022. These expenses are the indirect costs allocable to IPP and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IPP segment.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense was $16.9 million for the IPP segment for the period from May 19, 2022 through September 30, 2022. This expense includes $16.3 million of depreciation expense on the property, plant and equipment associated with IPP.
Investment Management
Revenue
The IM segment and the related revenue will be driven primarily by GCM’s investment management platform through management fee and incentive, performance-based fee revenues from current and future third-party funds managed by GCM. The IM segment also will generate administrative revenue from certain of its managed funds, from services performed by Greenbacker Administration.
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
Prior to the Acquisition, GCM served as the external advisor of five investment entities – the Company, GROZ, GDEV, GDEV B, and GREC II. The Advisory Agreement between GCM and the Company was terminated in connection with the Acquisition. However, the Company continues to provide management services to GROZ, GDEV, GDEV B, and GREC II as a result of the Acquisition. As a result of the Acquisition and change in status, GDEV is now a consolidated subsidiary of the Company.
Revenue from the IM segment was $0.4 million for the period from May 19, 2022 through September 30, 2022 and was generated from the GROZ and GDEV B funds discussed previously. As a result of the Company consolidating GDEV, additional management fee revenue of $0.7 million earned under the advisory agreement with GDEV is considered intercompany revenue and is therefore eliminated in consolidation for the period from May 19, 2022 through September 30, 2022. There was no revenue generated from GREC II during the period May 19, 2022 through September 30, 2022, respectively, due to the fund’s early stage of development. GREC II was launched in May 2022 and is currently in its fundraising stage and intends to deploy capital into pre-construction and operating renewable energy projects, as well as energy efficiency, battery storage, mobility and other related investments. The Company expects to receive management fee and administrative revenue from GREC II, as well as potentially performance-based fee revenue.
Direct Operating Costs – IM

Direct operating costs within the IM segment represents the costs for the investment management services for the managed funds. This includes the costs to raise and deploy capital for such funds.
Direct operating costs for the IM segment were $2.8 million for the period from May 19, 2022 through September 30, 2022. Direct operating costs primarily consisted of the salary and compensation related expenses for GCM’s dedicated professionals who raise capital and then invest it in renewable energy projects for the managed funds. Such expenses also include marketing, other investor relations and legal costs associated with the IM segment.
General and administrative
General and administrative expenses related to the IM segment were $1.1 million for the period from May 19, 2022 through September 30, 2022. These expenses represent the indirect costs allocable to the IM segment and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions supporting such third-party funds. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IM segment.
Corporate
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including expenses associated with the Acquisition, certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment.
General and administrative expenses for Corporate were $19.1 million for the period from May 19, 2022 through September 30, 2022. This included overhead costs not directly allocable to the Company’s two segments as well as professional fees associated with the Acquisition.
Depreciation, amortization and accretion expenses were $3.5 million for the period from May 19, 2022 through September 30, 2022, which primarily relate to amortization expense on finite lived intangible assets.
Non-operating income and expense
During the period from May 19, 2022 through September 30, 2022, the Company recorded $9.4 million, of interest expense associated with outstanding debt. Refer to “Liquidity and Capital Resources” for additional discussion. Additionally, the Company recorded a net unrealized loss on investments of $4.4 million, driven by unrealized losses on Aurora Solar largely offset by the increase in dividend income noted above. The impact of other non-operating income and expense for the period from May 19, 2022 through September 30, 2022 was not material.
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
The following table reconciles Net loss attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA:

	Three months ended September 30, 2022	For the period from May 19, 2022 through September 30, 2022
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(4,594,756)	$(2,659,200)
Add back or deduct the following:
Net loss attributable to noncontrolling interests	(15,866,579)	(24,098,817)
(Benefit from) provision for income taxes	(1,700,896)	(1,118,352)
Interest expense, net	6,626,355	9,380,063
Net unrealized loss on investments	4,863,752	4,351,694
Other expense	138,041	498,592
Depreciation, amortization and accretion(1)	18,627,480	26,647,092
EBITDA	$8,093,397	$13,001,072
Share-based compensation expense	2,842,557	4,177,031
Change in fair value of contingent consideration	800,000	800,000
Non-recurring professional fees associated with the Acquisition and change in status	2,943,227	4,700,389
Adjusted EBITDA	$14,679,181	$22,678,492

(1) Includes contract amortization, net in the amounts of $4.4 million and $6.3 million for the three months ended September 30, 2022 and for the period from May 19, 2022 through September 30, 2022, respectively, which is included in Contract amortization, net on the Consolidated Statements of Operations.
Segment Adjusted EBITDA
In addition to evaluating the Company’s performance on a U.S. GAAP basis, the CODM of the Company uses Segment Adjusted EBITDA, a non-GAAP financial measure, to evaluate the financial performance of and allocate resources among our operating segments.
Segment Adjusted EBITDA is determined for our segments consistent with the adjustments noted above for Adjusted EBITDA, but further excludes unallocated corporate expenses as these items are centrally controlled and are not directly attributable to any reportable segment.
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
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	Three months ended September 30, 2022	For the period from May 19, 2022 through September 30, 2022
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$23,785,504	$35,583,464
IM Adjusted EBITDA	(2,773,600)	(3,513,991)
Total Segment Adjusted EBITDA	$21,011,904	$32,069,473

Reconciliation:
Total Segment Adjusted EBITDA	$21,011,904	$32,069,473
Unallocated corporate expenses	(6,332,723)	(9,390,981)
Total Adjusted EBITDA	14,679,181	22,678,492

Less:
Share-based compensation expense	2,842,557	4,177,031
Change in fair value of contingent consideration	800,000	800,000
Non-recurring professional fees associated with the Acquisition and change in status	2,943,227	4,700,389
Depreciation, amortization and accretion(1)	18,627,480	26,647,092
Operating loss	$(10,534,083)	$(13,646,020)

Interest expense, net	(6,626,355)	(9,380,063)
Net unrealized loss on investments	(4,863,752)	(4,351,694)
Other expense	(138,041)	(498,592)
Net loss before income taxes	(22,162,231)	(27,876,369)

Benefit from (provision for) income taxes	1,700,896	1,118,352
Net loss	$(20,461,335)	$(26,758,017)
Less: Net loss attributable to noncontrolling interests	(15,866,579)	(24,098,817)
Net loss attributable to Greenbacker Renewable Energy Company LLC	(4,594,756)	(2,659,200)

(1) Includes contract amortization, net in the amounts of $4.4 million and $6.3 million for the three months ended September 30, 2022 and for the period from May 19, 2022 through September 30, 2022, respectively, which is included in Contract amortization, net on the Consolidated Statements of Operations.
FFO
FFO is a non-GAAP financial measure that the Company uses as a performance measure to analyze net earnings from operations without the effects of certain volatile items that generally have no current financial impact or items not directly related to the performance of the business.
FFO is calculated using Adjusted EBITDA less the impact of interest expense (excluding the non-cash component) and distributions to tax equity investors under the financing facilities associated with our IPP segment. The Company does not include any distributions made to GDEV limited partners in the calculation of FFO. For the period from May 19, 2022 through September 30, 2022, the distributions to the limited partners were the result of an exit from a historical investment whereby GDEV collected on an existing loan made to a third-party and distributed a portion of the proceeds to the limited partners. The Company excludes these distributions as the underlying source of distribution (collection of a loan) is not recorded within Adjusted EBITDA and is therefore not a component of our earnings from operations.
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
The following table reconciles Net loss attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and then to FFO:

	Three months ended September 30, 2022	For the period from May 19, 2022 through September 30, 2022
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(4,594,756)	$(2,659,200)
Add back or deduct the following:
Net loss attributable to noncontrolling interests	(15,866,579)	(24,098,817)
(Benefit from) provision for income taxes	(1,700,896)	(1,118,352)
Interest expense, net	6,626,355	9,380,063
Net unrealized loss on investments	4,863,752	4,351,694
Other expense	138,041	498,592
Depreciation, amortization and accretion(1)	18,627,480	26,647,092
Share-based compensation expense	2,842,557	4,177,031
Change in fair value of contingent consideration	800,000	800,000
Non-recurring professional fees associated with the Acquisition and change in status	2,943,227	4,700,389
Adjusted EBITDA	$14,679,181	$22,678,492
Cash portion of interest expense	(5,137,525)	(8,050,617)
Distributions to tax equity investors	(4,173,130)	(7,593,063)
FFO	$5,368,526	$7,034,812
(1) Includes contract amortization, net in the amounts of $4.4 million and $6.3 million for the three months ended September 30, 2022 and for the period from May 19, 2022 through September 30, 2022, respectively, which is included in Contract amortization, net on the Consolidated Statements of Operations.
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

The following table reconciles total equity per our Consolidated Balance Sheet prepared under the Non-Investment Basis as of September 30, 2022 to our NAV:

September 30, 2022
Total equity	$1,927,338,521
Add back or deduct the following:
Noncontrolling interests	(154,124,167)
Accumulated unrealized appreciation (depreciation) in fair value of investments	(20,074,317)
Net asset value (members' equity)	$1,753,140,037

Shares outstanding	201,026,480
NAV per share	$8.72
The aggregate NAV of the Company’s common shares as of September 30, 2022 is $1,753.1 million, or $8.72 per share, and was determined in accordance with the valuation guidelines as approved by the Company’s Board of Directors. As discussed in Note 2. Significant Accounting Policies under the Non-Investment Basis, prior to the May 19, 2022 change in status, the Company recorded its renewable energy projects at fair value and recorded the changes in fair value as an unrealized gain or loss. Upon the change in status, this fair value accounting is no longer applicable, and the Company presents on a consolidated basis the underlying assets and liabilities of its subsidiaries in accordance with the applicable U.S. GAAP.
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
The Company’s quarterly process to determine MSV per share class is performed in accordance with procedures approved by the Company’s Board of Directors. The MSV per share class as of September 30, 2022 was approved by the Company’s Board of Directors.
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
Current and Historical Monthly Share Values
The MSV for each class of the Company's shares, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A	P-I	P-S	P-T	P-D
1-Feb-21	28-Feb-21	$8.550	$8.300	$8.550	$8.680	$8.960	$9.005	$9.005	$9.005
1-Mar-21	31-Mar-21	$8.607	$8.351	$8.605	$8.731	$9.020	$9.005	$9.005	$9.005
1-Apr-21	2-May-21	$8.607	$8.351	$8.605	$8.760	$9.019	$9.005	$9.005	$9.005
3-May-21	31-May-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968
1-Jun-21	30-Jun-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968
1-Jul-21	1-Aug-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968
2-Aug-21	31-Aug-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962
1-Sep-21	30-Sep-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962
1-Oct-21	31-Oct-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962
1-Nov-21	30-Nov-21	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859
1-Dec-21	2-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859
3-Jan-22	31-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859
1-Feb-22	28-Feb-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Mar-22	31-Mar-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Apr-22	1-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
2-May-22	31-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Jun-22	30-Jun-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Jul-22	31-Jul-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Aug-22	30-Aug-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
31-Aug-22	2-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003
3-Oct-22	31-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003
1-Nov-22	Current	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817
Results of Operations - Investment Basis
A discussion of the results of operations under the Investment Basis for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022 and three and nine months ended September 30, 2021 is included below. All references to the “LLC” in this “Results of Operations – Investment Basis” section refer to Greenbacker Renewable Energy Company LLC and it consolidated subsidiaries (GREC, GREC HoldCo, GREC Administration LLC, and Danforth Shared Services LLC) prior to the Acquisition, unless otherwise expressly stated or context requires otherwise.

	Three months ended September 30, 2021	For the period from January 1, 2022 through May 18, 2022	Nine months ended September 30, 2021
Investment income:
Dividend income	$6,607,084	$12,547,447	$21,597,022
Interest income	982,933	1,279,349	2,898,611
Total investment income	$7,590,017	$13,826,796	$24,495,633
Key Operating expenses:
Management fee expense	$5,798,687	$10,661,560	$15,303,432
Performance participation fee	—	384,065	1,312,309
Total expenses	$8,420,624	$23,026,738	$24,279,627
Net investment (loss) income before taxes	(830,607)	(9,199,942)	216,006
(Benefit from) income taxes	(1,849,710)	(4,315,392)	(5,342,121)
Net investment income (loss)	$1,009,103	$(4,884,550)	$5,422,042
Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized gain (loss) on investments	$176,413	$(1,688)	$(25,049)
Net change in unrealized appreciation (depreciation) on:
Investments	(1,482,950)	13,647,821	20,642,174
Foreign currency translation	(34,331)	(26,172)	5,992
Swap contracts	814,446	35,266,332	3,474,679
Benefit from (provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	2,453,922	(13,223,285)	(7,929,401)
Net increase in net assets attributed to members' equity	$2,936,603	$30,778,458	$21,590,437
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
The other major component of our revenue is interest income earned on the LLC's debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the period from January 1, 2022 through May 18, 2022 totaled $12.5 million, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $1.3 million. Dividend income for the three and nine months ended September 30, 2021 totaled $6.6 million and $21.6 million, respectively, while interest income earned on the LLC's cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $1.0 million and $2.9 million.
Expenses
For the period from January 1, 2022 through May 18, 2022, we incurred $23.0 million in operating expenses. For the three and nine months ended September 30, 2021, we incurred $8.4 million and $24.3 million in operating expenses, respectively.
For the period from January 1, 2022 through May 18, 2022, we incurred $10.7 million, in management fees, due to the increase in net assets most notably in 2021 due to a significant increase in capital raised. For the three and nine months ended September 30, 2021, GCM earned $5.8 million and $15.3 million, respectively, in management fees.
For the period from January 1, 2022 through May 18, 2022, we incurred $0.4 million in performance fees. For the three and nine months ended September 30, 2021, we incurred nil and $1.3 million, respectively, in performance fees.
For the period from January 1, 2022 through May 18, 2022, we incurred $2.2 million in expenses from Greenbacker Administration (the “Administrator”) in excess of the dividend income from the project companies due to the structure of certain of the project company agreements that only allow for distributions to be determined quarterly. These expenses related to certain asset management, construction management, compliance and oversight services, as well as accounting and administrative services performed by the Administrator, and are recorded to Administrator Expense on the Consolidated Statements of Operations.
The residual expenses incurred during the period from January 1, 2022 through May 18, 2022 included other operating expenses such as other professional fees and legal expenses, which consisted of certain costs associated with the Acquisition and the transition to Non-Investment Basis.
Lastly, for the period from January 1, 2022 through May 18, 2022, we generated a tax (benefit) of $(4.3) million. For the three and nine months ended September 30, 2021, the LLC generated a tax (benefit) of $(1.8) million and $(5.3) million, respectively. The benefit recorded within Net investment income (loss) is mainly derived from net operating losses incurred by the LLC.
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
For the period from January 1, 2022 through May 18, 2022 the LLC recognized a net change in unrealized appreciation of $48.9 million, driven by the change in value of investments and swap contracts.
For the three and nine months ended September 30, 2021, we recorded a net change in unrealized appreciation of $(0.7) million and $24.1 million, respectively, driven by the change in value of investments and swap contracts. The realized gain (loss) for the three and nine months ended September 30, 2021 were not material.
The (provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts was $(13.2) million for the period from January 1, 2022 through May 18, 2022. The provision is mainly derived from unrealized tax basis gains on the LLC's investments offset by net operating losses incurred and investment tax credit carryforwards related to the LLC's investments which, unlike for financial statement purposes under U.S. GAAP, are consolidated for tax purposes.
The benefit from (provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts was $2.5 million and $(7.9) million for the three and nine months ended September 30, 2021, respectively. The provision is mainly derived from unrealized tax basis gains on the LLC's investments offset by net operating losses incurred and investment tax credit carryforwards related to the LLC's investments which, unlike for financial statement purposes under U.S. GAAP, are consolidated for tax purposes.
Changes in Net Assets from Operations
For the period from January 1, 2022 through May 18, 2022, we recorded a net increase in net assets resulting from operations of $30.8 million, or $0.18 per share. The increase in net assets for the period from January 1, 2022 through May 18, 2022 primarily relates to our unrealized appreciation on investments and swap contracts, offset by our net investment loss earned during the period and change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments.
For the three and nine months ended September 30, 2021, we recorded a net increase in net assets resulting from operations of $2.9 million and $21.6 million, respectively or $0.02 and $0.19, respectively, per share. The increase in net assets for the three and nine months ended September 30, 2021 primarily relates to our net unrealized appreciation on investments and swap contracts, offset by our net investment income earned during the period and change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments.
Electricity Production by Our Fleet
Our strategy of purchasing distributed generation and opportunistic utility-scale projects enables us to continue building a highly diversified portfolio. While buying and operating smaller projects poses certain challenges compared with buying large single projects, we see significant benefits associated with these smaller projects in terms of investment return potential, due to less competition with large capital providers, opportunity to buy pipelines of deals from developers, and the overall scalability of the asset class, where solar and wind projects can be purchased to match capital inflows.
The power-production capacity of the Company’s operating fleet of renewable energy projects increased by 454 MW on a year-over-year basis as the Company acquired new operating projects and its under-construction projects entered commercial operation. This expansion included a new milestone: the Company's largest operating clean energy asset to date. The 104 MW solar project reached commercial operation in late June 2022, and has begun producing clean energy in Carbon County, Utah.
This capacity growth enabled the Company’s fleet of clean energy projects to produce well over 630,000 MWh of total power during the third quarter of 2022, marking a year-over-year increase of 62%. The increased production included more than 360,000 MWh of solar energy and more than 250,000 MWh of wind power, representing year-over-year growth of 100% and 32%, in the respective energy segments.

MWh by Technology	Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2021	YoY change for the three months ended September 30	YoY change for the nine months ended September 30
Commercial Solar	361,551	864,505	180,533	465,514	100.3%	85.7%
Residential Solar	—	—	—	101	—%	(100.0)%
Wind	250,074	863,619	189,326	541,583	32.1%	59.5%
Biomass	24,525	69,818	22,151	70,223	10.7%	(0.6)%
Total	636,150	1,797,942	392,010	1,077,421	62.3%	66.9%
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
An analysis of the LLC’s dividend coverage ratio is as follows:

Description	For the period from January 1, 2022 through May 18, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Net investment (loss) income before taxes	$(9,199,942)	$(6,233,623)	$1,645,856	$4,213,800	$9,681,310	$7,459,040
Shareholder distributions (total including DRP)	$32,202,840	$71,114,670	$31,038,522	$25,884,100	$17,738,130	$11,403,610
Dividend coverage ratio (net investment income/total distributions)	(28.6)%	(8.8)%	5.3%	16.3%	54.6%	65.4%
Realized (losses) gains	$(1,688)	$(29,182)	$7,830,550	$12,915,740	$0	$694,000
Gross dividend coverage ratio (net investment income and realized gains/total shareholder distributions)	(28.6)%	(8.8)%	30.5%	66.2%	54.6%	71.5%
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

2021
As of December 31, 2021, total capital deployed in pre-operational and non-earning assets reached approximately $383.6 million which amounted to 26.6% of net assets. Additionally, as a result of the significant capital raised during the year ended December 31, 2021, the LLC had $67.4 million in investments in money market funds as of December 31, 2021, amounting to an additional 4.8% of our net assets. Any change in fair value of the LLC's investments, whether the projects were operating or pre-operational, was recognized as an unrealized gain on the Consolidated Statements of Operations, not as investment income. Thus, while costs incurred prior to operation reduced the dividend coverage ratio, any unrealized gains on the value of the project before or after reaching operations had no effect on the dividend coverage ratio. From a near-term financial perspective, the LLC's Consolidated Financial Statements and overall dividend coverage ratio were negatively impacted.
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
Our liquidity plans are subject to a number of risks and uncertainties, including those described under the sections titled “Risk Factors” as contained in our Annual Report, as supplemented by this Quarterly Report, some of which are outside of our control. Macroeconomic conditions could hinder our business plans, which could, in turn, adversely affect our financing strategy.
As of September 30, 2022, the Company had $131.5 million in Cash and cash equivalents and $56.6 million in Restricted cash. Our current Cash, cash equivalents and Restricted cash balance is generally reflective of the cash necessary to fund normal operations. In 2022, we anticipate continuing to (1) increase our draw on current financing facilities; and (2) enter into new financing arrangements. Our primary sources of cash have generally consisted of:
•the net proceeds from our public and private offerings;
•cash flows generated from our renewable energy projects, including interest earned on secured loans;
•proceeds from sales of assets and capital repayments from investments;
•tax equity capital contributions in partnerships where the Company is the managing member; and
•borrowing capacity under current financing sources.
As of September 30, 2022, the Company had $778.2 million in outstanding notes payable.

	Outstanding	Interest rate	Maturity date
Letter of Credit Facility	$—	Fed Funds Rate + 0.75%	September 4, 2023
GREC Entity HoldCo	75,246,501	1 mo. LIBOR + 1.75%	June 20, 2025
Midway III Manager LLC	14,944,086	3 mo. LIBOR + 1.50%*	October 31, 2025
Trillium Manager LLC	73,179,294	3 mo. LIBOR + 1.88%	June 9, 2027
GB Wind Holdco LLC	124,002,083	3 mo. LIBOR + 1.38%	December 31, 2027
Greenbacker Wind Holdings II LLC	73,309,813	3 mo. LIBOR + 1.88%	December 31, 2026
Conic Manager LLC	24,356,358	3 mo. LIBOR + 1.75%	April 1, 2028
Turquoise Manager LLC	31,821,006	3 mo. LIBOR + 1.25%	December 23, 2027
Eagle Valley Clean Energy LLC	35,038,012	1.91%	January 2, 2057
Eagle Valley Clean Energy LLC (Premium loan)	12,079	2.00%	November 30, 2022
Greenbacker Equipment Acquisition Company LLC	6,500,000	Prime + 1.00%	March 31, 2023
ECA Finco I, LLC	20,094,500	3 mo. LIBOR + 2.25%	February 25, 2028
GB Solar TE 2020 Manager LLC	19,233,313	3 mo. LIBOR + 1.88%	October 30, 2026
Sego Lily Solar Manager LLC	139,465,330	1 mo. SOFR + 1.38%	August 17, 2028
Celadon Manager LLC	19,080,864	1 mo. SOFR + 1.50%	February 18, 2029
GRP II Borealis Solar LLC	42,238,210	3 mo. LIBOR + 2.50%	June 30, 2027
Ponderosa Manager LLC	79,689,818	SOFR + 1.10%	Various
Total debt	$778,211,267
Less: Current portion of long-term debt	(50,758,084)
Less: Discount on long-term debt	(29,014,947)
Less: Deferred financing fees	(7,571,327)
Total long-term debt, net	$690,866,909
* On October 31, 2022, the fourth anniversary of the term conversion date, the interest rate changed from 1.50% to 1.63% .
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
The weighted average interest rate including associated swap agreements and deferred financing costs on total debt outstanding was 3.87% as of September 30, 2022.
The following table sets forth certain information about our debt outstanding:

Period ending December 31	Principal Payments
2022	$8,472,906
2023	56,007,220
2024	35,364,026
2025	100,858,123
2026	105,316,698
Thereafter	472,192,294
$778,211,267
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
Changes in Cash Flows - Non-Investment Basis
The following table shows cash flows from operating activities, investing activities and financing activities for the stated period for the Company:

For the period from May 19, 2022 through September 30, 2022
Net cash provided by (used in) operating activities	$9,153,383
Net cash provided by (used in) investing activities	(263,779,300)
Net cash provided by (used in) financing activities	237,305,195
Increase (decrease) in cash, cash equivalents and restricted cash	(17,320,722)
Operating Activities
Net cash provided by operating activities was $9.2 million for the period from May 19, 2022 through September 30, 2022. The net loss for the period from May 19, 2022 through September 30, 2022, excluding the impact of non-cash items, resulted in a source of cash inflow of $9.4 million which is attributable to operating results from the Company’s IPP segment offset by operating losses on the IM segment and cash expenses for the Company’s corporate functions. Changes in working capital were not material during the period.
Investing Activities
Net cash used in investing activities was $263.8 million for the period from May 19, 2022 through September 30, 2022. Cash outflows were driven by $221.3 million of purchases of property, plant and equipment and relate primarily to payments made on ongoing construction projects within our solar fleet and for remaining purchase price liabilities within the IPP segment. An additional cash outflow of $33.9 million driven by the purchase of new investments for GDEV and additional notes receivable fundings, as well as loans made to other parties of $10.3 million, primarily OYA. This was offset by $1.7 million of cash acquired from the Acquisition and consolidation of GDEV, net.
Financing Activities

Net cash provided by financing activities was $237.3 million for the period from May 19, 2022 through September 30, 2022. The Company's financing activities were driven by proceeds from borrowings of $223.8 million related to the Celadon Manager LLC and Sego Lily Solar Manager LLC, and Ponderosa Manager LLC debt, and contributions of $69.6 million from tax equity investors and GDEV. This was offset by distributions to shareholders of $29.4 million, payments on borrowings of $14.6 million, primarily related to the GB Wind Holdco LLC, GREC Entity Holdco and Trillium Manager LLC debt, and distributions of $7.7 million to tax equity investors and GDEV.
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
Investment in To-Be-Constructed Assets
Pursuant to various engineering, procurement and construction contracts to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $245.2 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2022 into 2024. In addition, pursuant to various membership interest purchase agreements to which the Company via its subsidiaries are a party, the Company has committed an outstanding balance of approximately $1.0 billion to complete the closing pursuant to all conditions being met under the membership interest purchase agreements as of September 30, 2022. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
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
If any of our REC counterparties fail to satisfy their contractual obligations, our revenues may decrease under replacement agreements and we may incur expenses locating and executing such replacement agreements. For the majority of the forward REC contracts currently effective as of September 30, 2022, GREC and/or the Company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of September 30, 2022.

Pledge of Parent Company Guarantees
Pursuant to various tax equity structures which are governed by various agreements to which certain of the Company's subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $413.3 million as of September 30, 2022. As of September 30, 2022, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
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
Cash distributions for the period ended September 30, 2022 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s change in acquisition strategy to include a greater number of pre-operational assets that are not yet generating cash from operations, a significant amount of distributions will continue to be funded from other external financing sources.
Off-Balance Sheet Arrangements
As of September 30, 2022, we do not have off-balance sheet arrangements.
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
For certain NCI when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, the Company considers ASC Topic 970, Real Estate - General (“ASC 970”) and applies the HLBV method of reporting. Under the HLBV method, the amounts of income and loss attributed to the NCI reflect the changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under U.S. GAAP. The third party noncontrolling interests in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income, are determined based on the difference in the carrying amounts of NCI on the Consolidated Balance Sheet between reporting dates, adjusted for any capital transactions between the Company and third-party investors that occurred during the respective period.
The Company accounts for the portion of net assets in the consolidated entities attributable to the noncontrolling investors as RNCI or NCI in its Consolidated Financial Statements using the HLBV method. NCI in subsidiaries that are redeemable at the option of the NCI holder are classified as RNCI on the Consolidated Balance Sheet.
Fair Value Measurements
ASC Topic 820, Fair Value Measurement (“ASC 820”) prioritizes the use of market-based inputs over entity-specific inputs and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation. The three levels of valuation hierarchy are defined as follows:
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
Certain of these PPAs are accounted for as leases. ASC Topic 840, Leases (“ASC 840”) requires the minimum lease payments received to be amortized over the term of the lease and variable lease revenue to be recorded in the period when the changes in facts and circumstances on which the variable lease payments are based occur. See further detail regarding the

Company’s PPAs accounted for as leases in Note 8. Leases. Sales are subject to economic and weather conditions and may fluctuate based on changes in the industry, regulatory policies, tax incentives, trade policies, and financial markets.
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, we sold in a private offering 11,252,679 Class P-I shares for net proceeds of approximately $101.0 million and 713,196 Class P-S shares for net proceeds of approximately $6.3 million. In addition, in connection with the Acquisition, Group LLC received consideration of 24,365,133 Class P-I shares, which were valued at $8.81 per Class P-I share, or an aggregate value of approximately $214.7 million, net of deal related fees and expenses, and 13,071,153 Earnout Shares. We conducted the private offering pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act. The issuance of the Class P-I shares and the Earnout Shares to Group LLC in connection with the Acquisition was made in reliance upon the applicable exemption from registration under Section 4(a)(2) of the Securities Act. There were no selling commissions or placement agent fees for the sale of Class P-I shares and Class P-S shares in the private offering.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other information
Not applicable.
Item 6. Exhibits

Exhibit Number	Description of Document

2.1
Contribution Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Company LLC and Greenbacker Group LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

2.2
Contribution Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Company LLC and Greenbacker Renewable Energy Corporation (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

3.1
Fifth Amended and Restated Limited Liability Company Operating Agreement, dated as of May 19, 2022 of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

3.1
Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on December 11, 2012)

3.2
Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated November 17, 2020 (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-55610) filed on November 17, 2020)

4.1
Certificate of Share Designation of Class EO Common Shares of Greenbacker Renewable Energy Company LLC, dated as of May 19, 2022 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.1
Fourth Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated July 1, 2021 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 333-178786-01) filed on July 1, 2021)

10.1
Registration Rights Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Corporation, Greenbacker Renewable Energy Company LLC and the Initial Holders (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.2
Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on November 17, 2020)

10.2
Transition Services Agreement, dated as of May 19, 2022, by and among Greenbacker Group LLC, GB Liquidation Performance Holder LLC, GB EO Holder LLC, and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.3
Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.4
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.5
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

10.6
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, the lenders named therein, and Fifth Third Bank, as Administrative Agent, dated June 20, 2019 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on June 25, 2019)

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

101*
The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 21, 2022, formatted in XBRL (eXtensible Business Reporting Language):

Non-Investment Basis:
(i) Consolidated Balance Sheet; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Redeemable Noncontrolling Interests and Equity;(v) Consolidated Statement of Cash Flows; and (vi) Notes to the Consolidated Financial Statements

Investment Basis:
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

Greenbacker Renewable Energy Company LLC
Date: November 21, 2022	By	/s/ Charles Wheeler
Charles Wheeler Chief Executive Officer principal executive officer

Date: November 21, 2022	By	/s/ Michael Landenberger
Michael Landenberger Chief Accounting Officer principal financial officer