Form 10-K
period 2022-12-31
Greenbacker Renewable Energy Co LLC
filed 2023-03-31
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Charles Wheeler
230 Park Avenue, Suite 1560
New York, NY 10169
Tel (646) 720-9463
(Name, address, including zip code, and telephone number, including area code, of agent for service)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Limited liability company interests	N/A	N/A
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of March 1, 2023, the registrant had 198,482,500 shares of common interests, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the year ended December 31, 2022 (the “2023 Proxy Statement”). Portions of the Registrant’s 2023 Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Form 10-K.

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
As the change in status occurred during the Company’s second fiscal quarter, the results of operations as included in this annual report on Form 10-K (this “Annual Report”) will be presented as they would be for an investment company under ASC 946 for all historical periods and the period(s) through May 18, 2022, and presented as they would be under other non-investment company U.S. GAAP accounting (“Non-Investment Basis”) for the time period between May 19, 2022, the effective date of the change in status, through December 31, 2022. Given that the financial statements prior to and subsequent to the change in status are not comparable, the Company will present separate Consolidated Financial Statements, including footnotes as applicable, for the time periods prior to and subsequent to May 19, 2022.

i

GLOSSARY OF KEY TERMS
In this annual report on Form 10-K (this “Annual Report”), except as otherwise indicated, the following terms mean:

Acquisition	The management internalization transaction completed by the Company on May 19, 2022
Adjusted EBITDA	A non-GAAP financial measure that the Company uses as a performance measure, as well as for internal planning purposes
Administration Agreement	First Amended and Restated Administration Agreement between Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation and Greenbacker Administration LLC
Advisers Act	The Investment Advisers Act of 1940
Advisory Agreement	Fourth Amended and Restated Advisory Agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC
AEC Companies	LED Funding LLC and Renew AEC One LLC
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASC 946 or Investment Basis	ASC Topic 946, Financial Services – Investment Companies. The accounting method used by the Company prior to the Acquisition on May 19, 2022
Aurora Solar	Aurora Solar Holdings, LLC
CES	Clean Energy Standards
COD	Commercial Operations Date
CODM	Chief Operating Decision Maker
Contribution Agreement	Contribution agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC’s former parent, Greenbacker Group LLC under which the Acquisition was implemented
DRP	Distribution Reinvestment Plan
Earnout Share	Class EO common shares issued as part of the Acquisition
EBITDA	A non-GAAP financial measure that adjusts income before income taxes to exclude interest, depreciation expense and amortization expense, as well as other income and expense items
EIA	U.S. Energy Information Administration
EPC	Engineering, procurement, and construction companies
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
FFO
A non-GAAP financial measure that the Company uses as a performance measure to analyze net earnings from operations without the effects of certain non-recurring items that are not indicative of the ongoing operating performance of the business

Fifth Operating Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
Fourth Operating Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
FPA	Federal Power Act
GCM	Greenbacker Capital Management LLC
GDEV	Greenbacker Development Opportunities Fund I, LP
GDEV B	Greenbacker Development Opportunities Fund I (B), LP
GDEV GP	Greenbacker Development Opportunities Fund GP I, LLC
GDEV GP II	Greenbacker Development Opportunities GP II, LLC
GDEV I	Refers collectively to GDEV and parallel fund, GDEV B
GDEV II	Greenbacker Development Opportunities Fund II, LP
GREC	Greenbacker Renewable Energy Corporation, a Maryland corporation
GREC HoldCo or GREC Entity Holdco	GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC
GREC II	Greenbacker Renewable Energy Company II, LLC

Greenbacker Administration or Administrator	Greenbacker Administration LLC
Group LLC	Greenbacker Group LLC
GROZ	Greenbacker Renewable Opportunity Zone Fund LLC
GROZ, GDEV I, GDEV II and GREC II	The managed funds
GW	Gigawatts
HLBV	Hypothetical Liquidation at Book Value
IM	The Investment Management segment represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act
Investment Basis	Investment Basis ASC Topic 946, Financial Services – Investment Companies
IPP	The Independent Power Producer segment represents the active management and operations of the Company's fleet of renewable energy projects, including those in late-stage development and under construction
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ITC	Investment Tax Credit
JOBS Act	Jumpstart Our Business Startups Act
kW	Kilowatts
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
LP	Limited partner
MIPA	Membership Interest Purchase Agreement
MSV	Monthly share value
MW	Megawatts: (DC) for all solar assets and (AC) for wind assets
MWh	Megawatt Hours
N/A	Not applicable
NAV	Net asset value
NCI	Noncontrolling interests
NM	Not meaningful
NOL	Net Operating Losses
Non-Investment Basis	Non-investment company U.S. GAAP accounting the Company applied subsequent to the Acquisition
NTP	Notice to Proceed
O&O costs	Organization and Offering Costs
OYA Solar	OYA Solar B1 Intermediate Holdco LLC
PCAOB	Public Company Accounting Oversight Board
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PTO	Permission to operate
REC	Renewable Energy Credit
RNCI	Redeemable noncontrolling interests
ROU	Right-of-use asset
RPS	Renewable Portfolio Standard
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Special unit	Prior to the Acquisition, referred to the special unit of the limited liability company interest in the Greenbacker Renewable Energy Company LLC entitling the Special Unitholder to a performance participation fee
Special Unitholder	GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of GCM

SRP	Share Repurchase Program
Tax Equity Investors	Third-party investors under tax equity financing facilities
U.S. GAAP	U.S. generally accepted accounting principles
VIE	Variable interest entities
We, us, our and the Company	Greenbacker Renewable Energy Company LLC and its subsidiaries as of and subsequent to May 19, 2022
We, us, our and the LLC	Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation, GREC Entity HoldCo LLC, GREC Administration LLC and Danforth Shared Services LLC as of and prior to May 18, 2022
Forward Looking Statements
Various statements in this Annual Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results, or to our expectations regarding future industry trends, are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Annual Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under Part I — Item 1A. Risk Factors and elsewhere in this Annual Report. All forward-looking statements are based upon information available to us on the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:
•volatility of the global financial markets and uncertain economic conditions, including rising interest rates, inflationary pressures, recessionary concerns or global supply chain issues;
•other changes in the economy;
•the ability to complete the under construction renewable energy projects that we acquire;
•our inability to obtain or re-negotiate long-term contracts for the sale of our power produced by our projects on favorable terms and our inability to meet certain milestones and other performance criteria under existing PPAs;
•our relationships with project developers, lawyers, investment and commercial banks, individual and institutional investors, consultants, diligence specialists, EPCs, contractors, renewable energy technology manufacturers (such as panel manufacturers), solar insurance specialists, component manufacturers, software providers and other industry participants in the renewable energy, capital markets and project finance sectors;
•fluctuations in supply, demand, prices and other conditions for electricity, other commodities and RECs;
•public response to and changes in the local, state and federal regulatory framework affecting renewable energy projects, including the potential expiration or extension of the PTC, ITC and the related U.S. Treasury grants, potential reductions in RPS requirements and the impacts of the recent passage of the IRA;
•competition from other energy developers and asset managers;
v

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

PART I
ITEM 1. BUSINESS
The use of “we”, “us”, “our” and the “Company” refer, collectively to the Greenbacker Renewable Energy Company LLC and its subsidiaries, unless otherwise expressly stated or context otherwise requires. This report does not constitute an offer of any of the Company's managed funds described herein.
Organizational Overview
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through GCM investment management services to funds within the sustainable infrastructure and renewable energy industry. As of December 31, 2022, the Company’s fleet comprised 456 renewable energy projects with an aggregate power production capacity of approximately 3.1 GW when fully operational. As of December 31, 2022, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
The Company conducts substantially all its operations through its wholly owned subsidiary, GREC. Until May 19, 2022, the Company was externally managed by GCM. As of and after May 19, 2022, the Company operates as a fully integrated and internally managed company after acquiring GCM and several other related entities, which are now wholly owned subsidiaries of GREC. The Company’s fiscal year-end is December 31.
The Company previously conducted continuous public offerings of Class A, C, and I shares of limited liability company interests, along with Class A, C, and I shares pursuant to the Company’s DRP. The public offerings were initially commenced in August 2013 and terminated March 29, 2019, raising a total of $253.4 million. The Company also privately offered Class P-A, P-I, P-D, P-T and P-S shares. These private offerings were conducted between April 2016 and March 16, 2022, raising a total of $1.4 billion. The Company currently offers the DRP pursuant to which shareholders may elect to have the full amount of cash distributions reinvested in additional shares. The Company also offers the SRP pursuant to which quarterly share repurchases are conducted to allow shareholders to sell shares back to the Company.
The organizational structure chart below depicts a simplified version of our structure as of the date of the filing of this Annual Report. This structure chart does not include all legal entities.

(1) Includes common shares, representing less than 1% of the Company’s outstanding shares, issued to Group LLC and held back in the event Group LLC breaches its representations and warranties under the Contribution Agreement, and until such time as the survival period specified therein expires.
(2) Held directly or through entities owned by them. Refer to Note 3. Acquisitions under the Non-Investment Basis for a summary of these interests that were issued in connection with the Acquisition.
(3) Greenbacker Administration performs certain operational management, construction management, compliance and oversight services, as well as asset accounting and administrative services, for certain of our managed funds. In connection with the Acquisition, Greenbacker Administration also provides certain transitional services, which include financial and corporate recordkeeping services, to Group LLC and certain other parties. Refer to Note 14. Related Parties under the Non-Investment Basis for further details on these agreements.
(4) GCM is an SEC-registered investment adviser and provides investment management services to our managed funds, GROZ, GDEV I, GDEV II, and GREC II.
(5) We hold a 75.00% interest in the general partner of one of our managed funds, GDEV GP. The amended and restated limited partnership agreements of GDEV I provides for a 20.00% carried interest over an 8.00% hurdle, subject to side letter agreements. In addition, we hold 90.00% interest in the general partner of one of our managed funds, GDEV GP II. The amended and restated limited partnership agreement of GDEV II provide for a 20.00% carried interest over an 8.00% hurdle, subject to a side letter agreement. Refer to Note 14. Related Parties under the Non-Investment Basis for further details on these interests.

Management Internalization
On May 19, 2022, the Company completed the Acquisition pursuant to which it acquired substantially all of the business and assets, including intellectual property and personnel of its external advisor, GCM, an investment management and energy transition, renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act, Greenbacker Administration and certain other affiliated companies. All of the acquired businesses and assets were immediately thereafter contributed by the Company to GREC. As a result of the Acquisition, the Company operates as a fully integrated and internally managed company with its own dedicated executive management team and other employees to manage its business and operations. The Company now operates with the capabilities of both an actively managed owner-operator of sustainable infrastructure and renewable energy businesses and as an active third-party investment manager of other funds within the sustainable infrastructure and renewable energy industry.
Business Overview
The Company’s business objective is to generate attractive risk-adjusted returns for its shareholders, consisting of both current income and long-term capital appreciation, by acquiring and financing the construction and/or operation of income-generating renewable energy, energy efficiency and sustainable development projects, primarily within North America, as well as by providing investment management services to funds within the sustainable infrastructure and renewable energy industry where the Company expect to receive investment management and incentive fees.
The Company operates with the capabilities of both an actively managed owner-operator of renewable energy businesses and as an active third-party investment manager of other funds within the sustainable infrastructure and renewable energy industry. The Company currently operates in two reportable segments described below.
•IPP – The IPP business represents the active management and operations of the Company's fleet of renewable energy projects, including those in late-stage development and under construction. The Company's renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as RECs. In certain cases, the Company also serves as a minority member in renewable energy projects where it does not actively manage and operate the project but receives periodic dividends. The Company also provides loans to developers for the construction of renewable energy and energy efficiency projects as an incremental revenue stream for IPP.
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
•IM – The IM business represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act. The IM business will also include administrative services provided by Greenbacker Administration for managed funds in the renewable energy industry as an additional revenue stream.
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
The segment discussion following, and included in Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Annual Report, reflects information on our business as of December 31, 2022 and includes the impact of the Acquisition.

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
We have historically focused on solar, wind and energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics due to the relative predictability of sunlight over the course of time compared to other renewable energy technologies, and therefore we expect them to provide more stable income streams. However, technological advances in wind turbines and other energy-generation technologies, as well as government incentives, also make wind energy and other types of projects attractive. Solar energy projects provide maximum energy production during daylight hours in the summer months when days are longer and nights shorter. Conversely, wind energy projects tend to provide more energy production during nighttime hours and during the winter months thus providing a diversified production profile. Solar energy projects vary in size from hundreds of kW to hundreds of MW and tend to have minimal environmental impact, enabling such projects to be developed close to areas of dense population where electricity demand is highest.
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
As of December 31, 2022, our fleet comprised 456 renewable energy projects with an aggregate power production capacity of approximately 3.1 GW when fully operational, as summarized below.

Technology	Number of Assets		Capacity in MW
	Operating	Pre-Operating	Operating	Pre-Operating
Solar	285	119	834.4	1,812.6
Wind	16	1	386.1	54.4
Biomass	1	N/A	12.0	N/A
Battery Storage	19	11	8.3	14.1
Energy Efficiency	4	N/A	N/A	N/A
Total	325	131	1,240.8	1,881.1
We have diversified our fleet of renewable energy projects both by industry type as illustrated above, and geographically. As of December 31, 2022, our fleet was spread across 32 states, Canada, Puerto Rico and Washington, D.C., as illustrated below.
PORTFOLIO ASSET MAP
* Solar asset in Canada is not shown on the map

REGIONAL BREAKDOWN (% Capacity)

South Region, 2.6%
West Region, 9.9%
East Region, 42.5%
Mountain Region, 18.4%
Mid-West Region, 26.6%

TOTAL OPERATING CAPACITY (% Capacity)

Biomass, 1.0%
Battery Storage, 0.7%
Wind, 31.1%
Solar, 67.2%

TOTAL PRE-OPERATING CAPACITY (% Capacity)
Battery Storage, 0.8%
Wind, 2.9%
Solar, 96.3%

CAPACITY BREAKDOWN
Technology	Percent capacity (%)	Size (MW)
Solar	84.8	2,647.0
Wind	14.1	440.5
Battery Storage	0.7	22.4
Biomass	0.4	12.0
Our renewable energy projects generate revenue primarily by selling (1) generated electric energy and/or capacity to local utilities and high-quality utility, municipal, corporate and in the case of community solar, residential counterparties; and (2) in some cases, RECs and other commodities associated with renewable generation or related incentives. We seek to acquire or finance projects that contain transmission infrastructures and access to power grids or networks that will enable the generated power to be sold. We generally expect our projects will have PPAs with one or more counterparties, including local utilities or other high-credit-quality counterparties, who agree to purchase the electricity generated from the project. We refer to these PPAs as “must-take contracts,” and we refer to these other counterparties as “offtakers.” These must-take contracts in general are output-based and guarantee that all electricity generated by each project will be purchased.
As of December 31, 2022, the PPA contracts in our existing operating fleet have approximately 18 weighted average years remaining prior to exposure to market prices.
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
Our PPAs, when structured with utilities and other large commercial users of electricity, are generally long-term in nature, tied to 100% of the output of the specific generating asset. Although we focus on projects with long-term contracts that ensure price certainty, we may also look for projects with shorter-term arrangements that will allow us to participate in market rate changes, which may lead to higher current income.
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
The following chart illustrates the allocation by percentage of the Company’s contracted offtakers by counterparty type and creditworthiness as of December 31, 2022:

HIGH-CREDIT-QUALITY OFFTAKERS (% Capacity)

Investment-Grade Municipality, 4.4%
Investment-Grade Corporation, 9.8%
Non-Rated*, 9.0%
Investment-Grade Utility, 76.8%

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
2.Assets before their COD – We will also purchase assets that have been constructed by developers but have not been placed in service. Functionally these assets are generally ready to generate electricity but have not reached a milestone known as PTO with the local utility or COD. While we have determined that a modest investment premium could be obtained by investing before PTO and COD, most importantly the term of the contracted cash flows is maximized through this strategy.
3.Assets at NTP – We further determined that we could invest in assets that had not yet been constructed but that had received substantially all of the contracts necessary to operate and permits necessary to begin construction, a milestone known as NTP. While potentially riskier than operating or pre-COD projects due to the level of construction risk, we believe that the additional return associated with these projects more than compensates for the additional risk. Furthermore, when we invest in NTP assets we generally have the added benefit of having more control of equipment selection and implementation of construction best practices, which positively affects the long-term performance of our plants. With the continued growth of the renewable energy market, driven by increases in the level of Renewable Portfolio Standards in several states and the recent passage of the IRA, we identified a significant number of NTP transactions coming to market and an opportunity to develop strong pipeline-type relationships with the developers of these projects. Besides increasing returns to investors, this has enabled management to substantially increase our access to a proprietary pipeline of sound projects.
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
In order to execute this broader investment strategy, we have built a dedicated team of technical asset management professionals. We now have a team of experienced engineers, operations and maintenance experts, and construction professionals, which enabled us to expand our investment focus into these additional categories of investment. In addition to the expansion of our current investment strategy as laid out above, have a team of experienced engineers and construction managers, increases our ability to extract revenue from aging renewable energy assets through repowers and plant optimization. Having access to this level and breadth of expertise is a major competitive advantage for us in the marketplace.
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
Our Financing Strategy
We supplement our equity capital and increase potential returns to our shareholders through the use of prudent levels of borrowings both at the corporate level and the project level. The Company's Fifth Operating Agreement does not impose limitations on the amount of borrowings we may employ, either at the corporate level or the project level. Our current policy is to generally target a leverage ratio of up to $2 of debt for every $1 of equity on our overall acquisition strategy for IPP, with individual allocations of leverage based on the mix of asset types and obligors; however, we will in no event exceed a leverage ratio of $3 of debt for every $1 of equity, unless any excess is approved by a majority of our independent directors. In addition to any corporate-level credit facility or other secured and unsecured borrowings, we expect to use other financing methods at the project level as necessary, including joint venture structures, back leverage loans, construction loans, tax equity bridge loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions, and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, we may issue publicly or privately placed debt instruments. Our indebtedness may be recourse or non-recourse and may be cross-collateralized. In addition, we may invest in assets subject to existing liens, or may refinance the indebtedness on assets acquired on a leveraged basis. We may use the proceeds from any borrowings to acquire assets, refinance existing indebtedness, finance investments, fund distributions or for general corporate purposes. In addition to these financing methods, we may utilize tax equity structures to monetize U.S. federal income tax attributes.
General Market Overview for Alternative Energy Projects
The U.S. electric consumer expects a virtually error-free, consistent supply of sufficient electricity at all times for all purposes. The U.S. power industry, which includes energy generation and transmission, is structured to ensure sufficient, constant supply of energy to all end-users to meet varying demand requirements on a minute-by-minute basis. Historically, the mix of electricity supply was dependent largely on fossil fuels such as coal and natural gas as well as nuclear and hydroelectric power. However, this is changing rapidly due to the rise of renewable energy and the ongoing electrification of the transportation fleet. According to the EIA, as late as 2014, fossil fuels such as coal, petroleum and gas supplied about 67% of the U.S.’s energy requirements. Since then, however, there has been a shift in the mix highlighted by a substantial rise in renewables, which grew to 22% of the U.S. power generation mix in 2022. The EIA expects this trend to continue, estimating that in 2023 renewables will rise to 24% of the U.S.’s power generation mix (and continue to increase in 2024). The advance of renewable energy has also created new opportunities in adjacent energy transition investments including energy storage and grid enhancements. Furthermore, advances in electric vehicle adoption have created a substantial need for investment in charging stations and other related infrastructure.
According to BloombergNEF (“BNEF”), renewable energy, which includes wind, solar, biofuels, and other renewables, remained the largest sector in investment terms, achieving a new record of $495 billion committed in 2022, up 17% from the year prior.1
We believe that renewable energy and the energy transition are poised to gain even more market share, driven by several supportive trends:
The decline of coal. The U.S. coal industry is rapidly declining — the EIA expects coal-burning plants will account for the majority of retiring utility scale power generation in 2023 — in the face of lower-cost natural gas and renewable energy, as well as regulations designed to reduce greenhouse gas emissions and protect public health.
Falling price of renewables and storage. The cost of renewable energy and energy storage has fallen substantially over the past decade, making renewable energy the lowest-cost provider of new generation in many markets.
State mandates. States' clean energy goals and mandates to use more renewable energy sources have contributed to the historic growth of renewables and are likely to drive further growth.
Federal support. Availability of government policy and other financial incentives for building new renewable capacity has supported the case for renewables when they were priced. This includes the passage of the IRA.
Environmental concerns. Reliance on fossil fuels has resulted in excessive production of harmful greenhouse gas emissions, which has been identified as one of the major causes of global climate change and numerous other environmental issues. This has led to growing support among the voting public for an energy transition based upon renewable energy.
The result of these and other factors is that renewable energy has gone from being a niche player in energy markets to being widely perceived as the present and future of energy generation in the United States. We anticipate that these trends will continue accelerating the growth of renewable energy, particularly solar and wind for power generation and batteries for storage.
The U.S. Renewable Energy Industry Has Been a High-Growth Market
The market for renewable energy has grown rapidly over the past decade. According to the EIA, renewables will now account for 24% of U.S. electric generation in 2023. In 2022, renewable energy sources generated over 1,087 billion kWh of electricity and are expected to generate more than 1,109 billion kWh of power in 2023.
The U.S. Renewable Energy Industry Is Expected to Be a High-Growth Market for Decades
We believe that demand for renewable energy will continue to grow as countries seek to reduce their dependence on outside sources of energy, and as the political and social climate continues to demand social responsibility on environmental matters. The EIA anticipates that consumption of renewable energy and the need for additional battery storage will grow significantly by 2050, supported by decreasing technology costs, as well as wind and solar incentives.
Energy Transition Investments Have Grown Substantially and Are Expected to Continue
According to BNEF, annual global investment in the energy transition has more than quadrupled in the past decade, reaching new heights each year of that period. In 2022, energy transition investments topped $1 trillion for the first time, significantly surpassing the previous record of $849 billion in 2021.
Tax Equity Capital Sources in the Renewable Energy Market
Our ability to raise capital from tax equity investors and lenders on competitive terms to help finance the development, construction, and operations of our projects will be a significant driver of our further growth. We have historically used a
1 Global Low-Carbon Energy Technology Investment Surges Past $1 Trillion for the First Time - BloombergNEF

variety of structures including tax equity financing, construction loan financing, tax equity bridge loan financing, back leverage loan financing, and subordinated non-recourse financing to help fund our operations. Our ability to raise capital from tax equity investors and lenders is also affected by general economic conditions, the state of the capital markets, inflation levels, and concerns about our industry or business. See “Liquidity and Capital Resources” below for further details on capital raising and the effective management of our capital structure.
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
2.    PTC: This tax credit, currently stands at 2.6 cents per kWh of electricity generated during the first 10 years of operation.
In general, our tax equity investments are structured using the "partnership flip" structure. Under partnership flip structures, we and our tax equity investors contribute cash into a partnership to fund the acquisition of renewable energy or energy storage systems. Upon the satisfaction of certain conditions precedent, tax equity fund commitments become available. The conditions precedent to funding vary across our tax equity funds but generally require that we have entered into a PPA with a credit worthy off taker, the renewable energy system is expected to be eligible for the Section 48(a) ITC or Section 45(a) PTC, there is a recent appraisal from an independent appraiser establishing the fair market value of the renewable energy system, certain construction milestones are met and verified by an independent engineer and the property is in an approved state or territory. Initially, the tax equity investor receives substantially all of the non-cash value attributable to the renewable energy systems and energy storage systems, which includes accelerated depreciation and Section 48(a) ITCs or Section 45(a) PTC; however, we typically receive a majority of the cash distributions, which are generally paid quarterly. These allocations then flip once certain time or yield based milestones are met. Time based flips occur on a set date after a five-year recapture period while yield based flips occur after the tax equity investor achieves a specified return typically on an after-tax basis. After the flip occurs, we receive substantially all of the cash and tax allocations.
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
•Developer/Owner Operators. The major competition we face in the market for the assets we target comes from privately backed developer/owner operators. The capital from these organizations has generally been sourced from a combination of family offices/private equity funds and hedge funds. These organizations are generally set up as developers, with investment return expectations in the 20%-30% range.
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
•Institutional Investors and Utilities. Comprised of large life insurance companies, pension funds, infrastructure funds, and large public utilities. This sector dominates investment in the larger projects (e.g., $100.0 million or greater). We tend not to encounter this group in our middle market Commercial and Industrial (“C&I”) sector but do see these players when targeting the larger projects in our portfolio.
In management’s view, the Company has been competitive in bidding for solar assets against all these sources of capital and maintains a significant pipeline of deals which can be consummated as offering proceeds are raised.
Opportunities in Solar Power Today
Solar is again expected to be the leading source of new utility scale capacity in 2023, accounting for 54% of new electric-generating capacity.
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
In our view, there is a significant opportunity to aggregate portfolios of high-quality small utility scale, commercial solar and community solar projects that have experienced developers looking for a reliable and sustainable source of capital to increase the certainty of their closing transactions. As a result, we have been focusing on building relationships with respected developers with a view toward acquiring pipelines of projects rather than one-off deals.
By working closely with developers to efficiently close their transactions, we are seeking to create a sustainable competitive advantage which will lead to recurring and consistent deal flow. Importantly, our strategy is differentiated from the developer/owner operators mentioned above, because we do not seek to compete with the developers. Rather, we work with developers so that they can focus their activities on development while we focus on the financing and long-term ownership of their developed assets. This symbiotic alignment of interests has proven to be mutually beneficial.
Current Competition in the Alternative Energy — Wind Marketplace
We believe that market conditions remain favorable for wind development and, according to the EIA, the U.S. wind industry already has 6.0 GW of new wind capacity scheduled for 2023. Particularly for smaller middle market transactions involving assets similar to those in our current portfolio, we believe that we will continue to be competitive in bidding for wind assets. We also believe that we may see opportunities to purchase operating wind assets which have run through their tax credits.
Opportunities in Wind Today
We believe that the middle market segment presents the best opportunities for investment. This sector faces less competition for assets than the large utility scale sector, which tends to be highly competitive. Furthermore, we believe that targeted investments in select wind opportunities provide us with increased diversification of cash flows stemming from the fact that wind assets tend to perform better in the winter months, while solar tends to perform better in the summer months.
We believe that this countercyclical diversification is highly beneficial in managing our cash flows throughout the year. We also believe that we are well positioned to find target assets in this sector. In the past two years alone, we have acquired over 200 MW of wind assets. These purchases have enabled us to build relationships with respected developers, with whom we may be able to work with in the near future.

General Market Overview for Battery Storage
According to Mercom Capital, in 2022, annual corporate funding in the battery storage sector reached a record high $26.7 billion across more than 120 deals, marking an increase of 55% from the $17 billion seen in 2021. This was driven by falling costs, particularly in certain battery chemistries such as lithium-ion. According to a recent analysis by Lazard in its “Levelized Cost of Storage Analysis (LCOS 6.0),” storage costs have declined across most use cases and technologies, particularly for shorter-duration applications. In addition, long-duration storage has been gaining traction as a commercially viable solution to challenges created by intermittent energy resources such as solar or wind.
Due to its potential for rapid growth, as well as new state mandates and rapidly falling costs for both short-term and long-term storage, we believe battery storage represents a large and growing investment opportunity for the foreseeable future.
Investment Management Segment
Our IM segment represents GCM’s investment management platform – a sustainable infrastructure, renewable energy, energy efficiency and sustainability-related asset management company that focuses on project acquisition, financing, consulting and development and that is registered as an investment adviser under the Advisers Act. The Company believes that the IM business will enable it to further diversify its revenue streams through investment management and certain administrative services for investment funds on behalf of external stakeholders which invest in adjacent areas of the sustainable infrastructure space. GCM’s platform will allow the Company to raise and deploy capital for the managed funds – consistent with our overall mission and expanding our ability to positively impact social and environmental challenges. Since inception, GCM’s management team has developed significant commercial relationships and capital raising process across multiple industries that we can continue to develop and grow. Both the IPP business and IM business have complementary growth strategies that will provide the Company with diversification in its revenue streams as well as giving us several alternate ways of raising capital, decreasing our reliance upon public capital markets for growth. Additionally, we expect that the combination will enable the Company to benefit from cost savings through the sharing of overhead and through the elimination of management fees that were formerly being charged to the Company by its external investment manager. We believe that this has the potential to result in an increase in the value of the Company, as the fully integrated and internally managed company will represent a platform that can take advantage of many market opportunities while at the same time reducing the Company's overhead and increasing its profitability through the inclusion of IM revenue streams.
The services performed by our IM business include capital raise and deployment, marketing and other investor relations functions as well as technical asset management, finance and accounting and other administrative service for managed funds in the sustainable infrastructure renewable energy industries.
The primary source of IM revenues are management fees earned. Management fee revenue earned by our IM business are generally based upon the underlying net asset value of the managed funds for which GCM provides investment management services. For certain of our IM customers, the Company is also eligible to receive certain performance-based incentive fees.
An additional revenue source for IM will include, for certain managed funds, administrative services performed by Greenbacker Administration. These services include technical asset management, finance and accounting, legal and other costs incurred by the Company in performing its administrative services. GCM managed funds will be charged their allocable portion of such costs with no margin.
Prior to the Acquisition, GCM served as the external manager of four investment entities – the Company, GROZ, GDEV I, and GREC II. The Advisory Agreement between GCM and the Company was terminated in connection with the Acquisition. However, the Company continues to provide through GCM investment management services to GROZ, GDEV I and GREC II as a result of the acquisition of GCM. In addition, the Company now provides through GCM investment management services to GDEV II. A summary of the managed funds is included below.
Greenbacker Renewable Opportunity Zone Fund
GROZ is an investment vehicle dedicated to investing in renewable energy investment opportunities that are located within “Qualified Opportunity Zones” as designated by the Internal Revenue Service, in order to capture the potential growth from, and the advantages offered under, the JOBS Act. Qualified Opportunity Zones target lower income communities in the United States that, with capital investment, have significant potential for economic development and job creation. GROZ is now closed to new investment.
Base management fees under GCM's advisory fee agreement with GROZ are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital for GROZ. The Company is also eligible to receive certain performance-

based incentive fee distributions from GROZ, including upon liquidation of GROZ, subject to certain distribution thresholds as defined in the amended and restated limited liability company operating agreement of GROZ.
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
As the initial investor, GREC was awarded a 10.00% carried interest participation in GDEV GP, GDEV I’s general partner. The amended and restated limited partnership agreements of GDEV I provide for a 20.00% carried interest over an 8.00% hurdle, subject to side letter agreements. On May 19, 2022, the Company acquired a 75.00% equity interest stake in GDEV GP.
In conjunction with the Acquisition and specifically the acquisition of a 75.00% equity interest in GDEV GP, the Company also assumed GDEV GP's additional commitment to GDEV and gained control over GDEV GP. Additionally, the Company through the GDEV GP’s role as general partner of GDEV, assumed operational control over GDEV. As a result of the Company consolidating GDEV during the period from May 19, 2022 through November 17, 2022, the management fee revenue earned under the advisory agreement with GDEV was considered intercompany revenue and is therefore eliminated in consolidation. On November 18, 2022, GREC sold its investment in GDEV to an unrelated third party. As of December 31, 2022, GDEV GP held 3.70% of the interests in GDEV. The Company has determined that it no longer has the obligation to absorb losses of GDEV, nor the right to receive benefits from GDEV that could be potentially significant to GDEV, and therefore, no longer consolidates GDEV. As a result of the deconsolidation of GDEV on November 18, 2022, management fee revenue is no longer eliminated and is recorded on the Consolidated Statement of Operations.
In March 2022, GCM closed GDEV I to new investors and launched a successor fund called GDEV II, which also aims to make private equity and development capital investments in the sustainable infrastructure industry.
Greenbacker Renewable Energy Company II, LLC
GREC II was launched in May 2022 and is an investment vehicle that intends to acquire, own and operate renewable energy projects with an emphasis on up-and-coming areas of the energy investment sector, including battery storage, mobility and other related investments. GREC II is structured as a total return vehicle which is expected to prioritize long term internal rates of return over near-term cash yields. GREC II intends to deploy into pre-construction and operating renewable energy projects, as well as energy efficiency, battery storage, mobility and other related investments. The Company is eligible to receive management fees, as well as certain performance-based incentive fees from GREC II under the advisory agreement. Due to GREC II’s early stage of development, the Company did not record any management fees under the advisory agreement during the period from May 19, 2022 through December 31, 2022.
Refer to Note 14. Related Parties under the Non-Investment Basis for further details.
General Market Overview for Investment Management
While there continues to be turmoil in the public equity and debt markets, and therefore headwinds in the investment management industry in general, alternative investment managers experienced strong capital inflows as investors looked to diversify away from public stocks and bonds and towards investments in alternative strategies that they judge to be less correlated to public market movements, despite the downward trends in the fourth quarter of 2022. According to Robert A. Stanger and Company, fundraising for non-traded alternative investments totaled a record $104 billion; a 23% increase over 2021.2
Seasonality
Certain types of renewable power generation may exhibit seasonal behavior. For example, wind power generation is generally stronger in winter than in summer as wind speed tends to be higher when the weather is colder. In contrast, solar power generation is typically stronger in the summer than in the winter. This is primarily due to the brighter sunshine, longer days and shorter nights of the summer months, which generally result in the highest power output of the year for solar power. Because these seasonal variations are relatively predictable for these types of assets, we factor in the effects of seasonality when
2 Non-Traded Alternative Investments Raised Record $104 Billion in 2022, The DI Wire, January 20, 2023

analyzing a potential acquisition in these target assets. Therefore, the impact that seasonality may have on our business, including the income from our renewable energy projects, will depend on the diversity of our acquisitions in renewable energy, energy efficiency and other sustainability-related projects in our overall portfolio. However, to the extent our acquisitions are concentrated in either solar or wind power, we expect our business to be seasonal based on the mix of renewable power generation technology.
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
U.S. Federal Incentives
Corporate Depreciation: Modified Accelerated Cost Recovery System (“MACRS”)
Under MACRS, owners of renewable energy and some energy efficiency projects can recover capital invested through accelerated depreciation, which reduces the payment of corporate tax. Bonus depreciation under Section 168(k) of the Internal Revenue Code was extended and modified by the Tax Cuts and Jobs Act of 2017 (“TCJA”). Businesses can now immediately deduct 100% of the cost of eligible property in the year it is placed in service, through 2022. Also, the TCJA eliminated the rule that made bonus depreciation available only for new property. The changes in the TCJA provided more flexibility than the prior bonus depreciation rules in that they permit a taxpayer to depreciate an asset that is not new; however, the asset must be acquired from a third party in an arm’s-length sale.
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

Production Tax Credits
Production Tax Credits, or PTCs, are provided to owners of certain renewable energy projects that produce electricity for sale to unrelated persons. This credit is applicable for a 10-year period from the time a project is placed into service and benefits owners with tax liabilities against which to claim the tax credit. Under current law, for wind projects that began construction prior to January 1, 2025, there is a 2.6 cent per kilowatt hour PTC.
Investment Tax Credits
Investment Tax Credits, or ITCs, provide that eligible systems, such as solar systems and fuel cell systems, receive a credit of 26% of the eligible cost-basis with no maximum limit. This credit is currently structured as a tax credit, whereby the owners of a qualifying renewable energy or energy efficient project can elect to receive the tax credit once the project is placed into service. The ITC for solar energy will decrease to 22% for any property that began construction after December 31, 2022 and before January 1, 2024, and will remain at 10% permanently for construction beginning on or after January 1, 2024.
State Incentives
Renewable Portfolio Standards
Renewable Portfolio Standards, or RPS, while varying based on jurisdiction, specify that a portion of the power utilized by local utilities must be derived from renewable energy sources. States have created these standards to diversify their energy resources, promote domestic energy production an encourage economic development. Certain states have also adopted CES, which includes all sources of energy that have zero carbon emissions. According to the EIA, 36 states and the District of Columbia have enacted RPS or CES programs, set mandates, or set goals that require utilities to include or obtain a minimum percentage of their energy from specific renewable and other clean energy sources. Under the RPS programs, utilities can (1) build or own renewable energy generation facilities, (2) purchase energy or RECs generated from renewable energy generation facilities, or (3) pay a penalty for any shortfalls in meeting the RPS.
Renewable Energy Credits
Renewable Energy Credits, or RECs are used in conjunction with compliance with an RPS program or as tradable certificates that represent a certain number of kilowatt hours of energy that have been generated by a renewable source or that have been saved by an energy efficiency project, which provide further support to renewable energy initiatives. RECs are produced in conjunction with the generation of renewable energy and can be used for state RPS compliance or traded or sold to load-serving entities or to third parties, brokers and other market makers for investment purposes. Many states have specific compliance carve-outs for different types of renewable generation.
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
Environmental Regulation
We are subject to extensive environmental regulation, which has become more stringent over time. Various U.S. federal, state and local permits are required to construct renewable energy and energy efficiency projects. The projects in which we invest must conform to all applicable environmental regulations and codes, including those relating to the discharge of materials into the air, water and ground, which will vary from place to place and time to time, as well as be based on the type of renewable energy asset involved in the project. Each of these sources is subject to periodic modifications and what we anticipate will be increasingly stringent requirements. Compliance with such environmental regulations and codes is an important aspect of our ability to continue our operations.
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
We are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state laws that protect and regulate employee health and safety. We endeavor to maintain compliance with applicable OSHA and other comparable government regulations.
Failure to comply with these laws, regulations and permit requirements may result in administrative, civil and criminal penalties, imposition of investigatory, clean-up and site restoration costs and liens, denial or revocation of permits or other authorizations and issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property have been brought and may in the future result from environmental and other impacts of the activities of our projects. Historically, environmental compliance costs have not had an adverse effect on our operations or financial position.
Competition
Although we believe there is currently a capital shortage in the renewable energy sector, we still compete for projects with other energy corporations, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies (such as commercial banks and other sources of funding), as well as utilities and other producers of electricity. Moreover, alternative investment vehicles also make investments in renewable energy projects. Our competitors may be substantially larger and have considerably greater financial, technical and marketing resources than we do.
Human Capital
As of December 31, 2022, the Company had 182 employees.
The Company focuses on attracting, developing and retaining a team of highly talented and motivated employees. The Company regularly conducts assessments of its compensation and benefit practices and pay levels to help ensure that staff members are compensated fairly and competitively. The value and performance of the Company directly correlates with the character and talent of its employees. In addition to recruiting the best fit for the job, we take pride in creating an open and accessible work community where employees at all levels can thrive.
The Company is committed to maintaining a workplace that encourages, supports, and values diversity, equity and inclusion (“DEI”) and, as such, the Company launched its DEI committee in 2021. DEI is a strategic priority that is central to our culture, embedded in our values and integral to our business. The Company is making strides in achieving our vision of a fully-inclusive global workplace that celebrates diversity and fosters a sense of belonging by providing equal access, opportunities and treatment. The Company embraces our employees’ unique experiences and backgrounds—the cultural influences and identities that make up who we are—to enable a fully engaged and thriving workplace to drive our business forward. The Company’s DEI committee is dedicated to facilitating bold initiatives and advocacy across our organization.
Key Agreements Prior to the Acquisition
Advisory and Administration Agreements
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
Available Information
We file registration statements, proxy statements, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those statements and reports with the SEC. Investors may obtain copies of these statements and reports by accessing the SEC’s website at www.sec.gov. Our statements and reports and any amendments to any of those statements and reports that we file with the SEC are available free of charge as soon as reasonably practicable on our website at www.greenbackercapital.com/greenbacker-renewable-energy-company/.

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
Summary of Risk Factors
Below is a summary listing of key risks, which are discussed in more detail later in this section:
Risks Related to Our Business and Structure
•Our ability to achieve our business objectives depends on our executive management team’s ability to manage and support our asset strategy. If we were to lose certain key members of our executive management team, our ability to achieve our business objectives could be significantly harmed.
•We have not previously operated as an internally managed company, which could negatively impact our future performance and we may be exposed to risks which we have not historically encountered.
•Because our business model depends to a significant extent upon relationships with renewable energy developers, utilities, energy companies, investment banks, commercial banks, individual and institutional investors, consultants, engineering, procurement and construction companies, contractors, and renewable energy technology manufacturers (such as panel manufacturers), the inability to maintain relationships, or the failure of these relationships to generate business opportunities, as well as failure by such entities to comply with applicable laws and regulations or follow ethical business practices, could adversely affect our business.
•Our success is subject to general market and economic conditions we cannot control or predict, including but not limited to acts of terrorism or related acts of war, natural disaster, pandemics (such as the COVID-19 pandemic), adverse developments affecting the financial services industry, inflation, supply chain disruptions or other catastrophic events.
•The amount of any distributions we may pay is uncertain. We may not be able to sustain the payment of distributions, and our distributions may not grow over time.
•Investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
•Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
•Our Board of Directors may change our business and acquisition policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to investors.
•Conflicts of interest may arise in the allocation of acquisition opportunities.
•We are not required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.
•The transition of the focus of our business has resulted in a change in accounting that does not purport to represent our historical consolidated financial information and is not necessarily indicative of our future results of operations and financial performance.
•Our business in the future may be different from our current business.
Risks Related to Our Acquisitions and Industry Focus
•Our strategic focus is on the renewable energy, energy efficiency and related sectors, which subjects us to more risks than if we were broadly diversified.
•Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of energy generation and consumption projects, including solar and wind energy projects, which may significantly reduce our ability to meet our investment objectives.
•The profitability of our projects may be adversely affected if they are subject to regulation under the Federal Power Act, or state or local public utility laws and regulations that regulate the sale of electricity.
•Our projects may rely on electric transmission lines and other transmission facilities that are owned and operated by third parties. In these situations, our projects will be exposed to transmission facility curtailment risk, including but not limited to curtailment caused by breakdown of the power grid system, which may delay and increase the costs of our projects or reduce the return to us on those investments.
•Liability relating to environmental matters may impact the value of properties that we may acquire or the properties underlying our projects.
•We may invest in tax equity partnerships, which creates additional risk because, among other things, we cannot exercise sole decision-making power and our partners may have different economic interests than we have.

•If the market for various types of climate solutions projects or the investment techniques related to such projects do not develop as we anticipate, new business generation in this target area may be adversely impacted.
•Our assets may be exposed to an increase in climate change or other change in meteorological conditions which could have an impact on electric generation, revenue or insurance costs, all of which could adversely affect our business, financial condition and results of operations and cash flows.
•Changes in the treatment or qualification of RECs may adversely impact our business.
•We may be exposed to uninsured losses and may experience increased insurance costs.
•We do not own all of the land on which the projects in our portfolio are located.
•We will be required to make substantial capital expenditures to develop the projects in our growth pipeline and pursue new growth opportunities.
•Certain of our investments are subject to changes in market value and other risks, which may materially adversely affect our liquidity, financial condition and results of operations.
•If the solar power industry experiences a shortage of key inputs, such as polysilicon, the profitability of solar power-producing projects may decrease, which may result in slower growth in the solar power market than we anticipate.
•The operating results of the projects in which we invest that produce solar power may be negatively affected by a number of factors.
•If wind conditions are unfavorable or below our estimates on any of our wind projects, the electricity production on such project and therefore, our income, may be substantially below our estimates.
•Our investments in biomass facilities may be negatively affected by our inability to maintain stockpiles of the products on which such facilities operate and/or to source the necessary personnel to operate such facilities.
•Our investments in energy storage facilities may be negatively affected by a number of factors, including increases in storage costs, risk of fire and decreases in retail peak electricity pricing.
•In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of potential portfolio projects, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.
•There can be no guarantee that newly developed technologies that we invest in will perform as anticipated.
•Our investment management business is subject to risks.
Risks Related to Debt Financing and Lending
•We may need to incur financial leverage to be able to achieve our investment objectives. We cannot guarantee the availability of such financings.
•If we borrow money, the potential for gain or loss on the amounts invested in us will be magnified, and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our members, and result in losses.
•We will be exposed to risks associated with changes in interest rates.
•Cross-collateral arrangements among projects within our portfolio could expand the negative impact of a problem with one project to negatively affect other projects in our portfolio.
•The discontinuation of the LIBOR may adversely affect interest expense related to our borrowings or the borrowings of our managed funds.
•We are subject to credit and performance risk from customers, hedging counterparties and vendors.
Risks Related to Our Shares
•Our calculations of NAV and MSV are based on internally established procedures and not governed by governmental or independent securities, financial or accounting rules or standards.
•The shares that were sold in our security offerings will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, when purchasing any class of shares, investors have limited liquidity and may not receive a full return of their invested capital if they sell their shares.
Risks Related to Tax
•Members may realize taxable income without cash distributions, and may have to use funds from other sources to fund tax liabilities.
•The U.S. IRS could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the shares if the IRS does not accept the assumptions or conventions we utilize.
•If we were to become taxable as a corporation for U.S. federal income tax purposes, we would be required to pay income tax at corporate rates on our net income, and distributions by us to members would constitute dividend income taxable to such members, to the extent of our earnings and profits.
•Indemnification claims by a tax equity investor, project lender, or other counterparty may reduce our right to cash flows generated by a project and could result in a cross-default under project-level debt financing.

Risks Related to Our Business and Structure
Our ability to achieve our business objectives depends on our executive management team’s ability to manage and support our asset strategy. If we were to lose certain key members of our executive management team, our ability to achieve our business objectives could be significantly harmed.
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
As a result of the Acquisition, we operate as a fully integrated and internally managed company with our own executive management team and other employees to manage our business and operations. We no longer bear the costs of the various fees and expense reimbursements previously paid to GCM under the now terminated Advisory Agreement. However, our expenses now include the compensation and benefits of our officers and employees, as well as overhead previously incurred by GCM and Greenbacker Administration. Our employees now provide services historically provided by GCM and Greenbacker Administration. In addition, we have not previously operated as an internally managed company and may encounter unforeseen costs, expenses and difficulties associated with providing these services internally. If we incur unexpected expenses as a result of the Acquisition, our results of operations could be adversely affected.
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
Because our business model depends to a significant extent upon relationships with renewable energy developers, utilities, energy companies, investment banks, commercial banks, individual and institutional investors, consultants, engineering, procurement and construction companies, contractors, and renewable energy technology manufacturers (such as panel manufacturers), the inability to maintain relationships, or the failure of these relationships to generate business opportunities, as well as failure by such entities to comply with applicable laws and regulations or follow ethical business practices, could adversely affect our business.
We rely to a significant extent on our relationships with renewable energy developers, energy consultants, retail energy providers, utilities; energy companies, investment banks, commercial banks, individual and institutional investors, consultants, EPC companies, contractors, and renewable energy technology manufacturers (such as panel manufacturers), among others, as a source of potential investment opportunities. If we fail to maintain our relationships with other sponsors or sources of business opportunities, we will not be able to grow our portfolio, or will grow it at a slower rate. In addition, individuals with whom we have relationships are not obligated to provide us with business opportunities, and, therefore, there is no assurance that such relationships will generate business opportunities for us. Further, although we are dependent on such relationships to generate business opportunities, we have no control over the actions or business practices of such entities. Accordingly, we cannot guarantee that they will follow ethical business practices, such as fair wage practices and compliance with environmental, safety, and other local laws. A lack of demonstrated compliance could lead us to seek alternative relationships, which could increase our costs and result in delayed projects, delivery of components and materials, or other disruptions of our operations. Violation of labor or other laws divergence of labor or other practices from these generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and harm our business.
Our success is subject to general market and economic conditions we cannot control or predict, including but not limited to acts of terrorism or related acts of war, natural disaster, pandemics (such as the COVID-19 pandemic), adverse developments affecting the financial services industry, inflation, supply chain disruptions or other catastrophic events.
Our business is affected by conditions in the financial markets and economic and political conditions throughout the world, such as interest rates, the availability and cost of credit, adverse developments affecting the financial services industry, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors and the possibility of changes to regulations applicable to alternative asset managers such as GCM), trade policies, commodity prices, tariffs, currency exchange rates and controls and national and international political circumstances (including wars and other forms of conflict, civil unrest, terrorist acts, and security operations) and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and pandemics (including the COVID-19 pandemic) could materially affect our business to the extent it materially affects global economies or global financial markets. These factors are outside of our control and may affect our performance and the liquidity and value of our assets, and we may not be able to or may choose not to manage our exposure to these conditions, which may result in adverse consequences for us and result in substantial losses.
We, and the funds we manage, maintain cash assets at commercial banks in the United States in amounts in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000 and have entered into or may in the future enter into credit agreements, letters of credit and other financial instruments with one or more lenders or other counterparties. In the event any bank at which we, or the funds we manage, maintain deposits or any lender or such other counterparty fails, is or was to be placed into receivership or suffers or is perceived to be in similar economic distress, we, and the funds we manage, may be unable to access cash assets or funds at such institutions, which could adversely affect our financial condition and our results of operations. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
Furthermore, a depression, recession or slowdown in the U.S. would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. During 2021, the U.S. began experiencing increased wage and price inflation, as evidenced by increases in the consumer price index. The annual rate of inflation in the U.S. reached 6.5% in December 2022, a reduction from the 9.1% annual rate reported in June 2022. Through December 31, 2022, the United States Federal Reserve (the “Federal Reserve”) has approved seven interest rate hikes that total a 4.25 percentage point increase. The Federal Reserve has indicated additional rate increases may be approved in the future. The degree of inflation, and length of time it continues, will be impacted by any further steps the Federal Reserve takes to combat inflationary pressures, such as by continuing to adjust interest rates. Concerns over increasing inflation, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels as well as geopolitical tension, have precipitated market volatility. Inflation or the absence of cost decreases could adversely affect us by increasing the actual or expected costs of land, raw materials, and labor, and other goods and services needed to operate our business, which in turn may raise our cost of capital and the costs of developing, constructing, and operating a project, making it more difficult to develop and operate our projects. Should cost increases occur, prospective counterparties may also choose to forego or delay signing PPAs or other agreements with us. Significant increases in actual or expected costs could negatively impact the Company’s business in a manner that could adversely affect the Company’s financial condition and results of operations.
Moreover, market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets and the current ongoing conflict between Russia and Ukraine could have a negative impact on those countries and others in the region. In addition, facilities of third parties on which the Company relies on to obtain supplies from may be at greater risk of future terrorist activities. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
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
The length and severity of any economic slowdown or downturn, or any such terrorist attacks, cannot be predicted with confidence at this time. Any of the foregoing could have a significant impact on our business and result in substantial losses.
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
We conduct our operations directly and through wholly or majority-owned subsidiaries, so that the Company and each of its subsidiaries do not fall within, or are excluded from, the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” Excluded from the term “investment securities,” among other instruments, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of “investment company” set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
We conduct our operations so that the Company, and most, if not all, of its wholly-owned and majority-owned subsidiaries comply with the 40% test. We will monitor our holdings on an ongoing basis and determine compliance with this test in connection with new acquisitions. We expect most, if not all, of our wholly-owned and majority-owned subsidiaries to rely on an exception from the definition of “investment company” other than the exceptions under Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which constitute most, if not all, of our assets) generally will not constitute “investment securities.” Accordingly, we believe the Company, and most, if not all, of its wholly-owned and majority-owned subsidiaries will not be considered investment companies under Section 3(a)(1)(C) of the Investment Company Act.
We are organized as a holding company and will conduct our business through our wholly-owned and majority-owned subsidiaries. Accordingly, we believe that our company will not be considered an investment company under Section 3(a)(1)(A)

of the Investment Company Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Company’s wholly owned or majority-owned subsidiaries, the company is primarily engaged in the non-investment company businesses of these subsidiaries; namely, the business of acquiring and financing renewable energy and energy efficiency projects.
We make the determination of whether an entity is a majority-owned subsidiary of the Company for purposes of the analysis of our status as an investment company pursuant to Section 3(a)(1)(C) of the Investment Company Act. The Investment Company Act defines a “majority-owned subsidiary” of a person as a company that represents 50% or more of the outstanding voting securities owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines “voting securities” as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC or its staff to approve our treatment of any company as a majority-owned subsidiary and neither the SEC nor its staff has done so. If the SEC or its staff were to disagree with our treatment of one of more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.
Some of our majority-owned subsidiaries may also rely on the exceptions from the definition of investment company under Section 3(c)(5)(A) or (B) of the Investment Company Act, which except from the definition of investment company, respectively, (i) any person who is primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of merchandise, insurance and services; or (ii) any person who is primarily engaged in the business of making loans to manufacturers, wholesalers and retailers of, and to prospective purchasers of, specified merchandise, insurance and services. The SEC staff has issued no-action letters interpreting Section 3(c)(5)(A) and (B) and has taken the position that these exceptions are available to a company with at least 55% of its assets consisting of eligible loans and receivables of the type specified in Section 3(c)(5)(A) and (B). We believe that most of the loans that we provide to finance renewable energy and energy efficiency projects relate to the purchase price of specific equipment or the cost to engage contractors to install equipment for such projects. Accordingly, we believe that most of these loans are eligible loans that qualify for this 55% test. However, no assurance can be given that the SEC or its staff will concur with this position. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to reclassify our assets for purposes of qualifying with these exceptions. A change in the value of our assets could cause us or one or more of our wholly or majority-owned subsidiaries, including those relying on Section 3(c)(5)(A) or (B), to fall within the definition of “investment company,” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired, or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and that would be important to our investment strategy. There can be no assurance that the laws or regulations governing the Investment Company Act, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exceptions, will not change in a manner that adversely affects our operations.
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
Our operations are highly dependent on our information systems and technology, and we rely heavily on them for our financial, accounting, treasury, communications, asset management and other data-processing needs. Such systems may fail to operate properly, become disabled or unavailable. In addition, such systems are from time to time subject to cyberattacks. Cybersecurity incidents and cyberattacks have been occurring globally at a higher frequency and severity. Threats are expected to continue to increase in frequency in the future according to Cybersecurity & Infrastructure Security Agency (CISA). Our information technology systems, as well as those of other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, “phishing” attempts and other forms of social engineering, network failures, computer and telecommunication failures, infiltration by unauthorized persons or other security breaches, usage errors by their respective professionals or service providers, power outages, communications or other service outages, or catastrophic events such as fires, tornadoes, floods, hurricanes or earthquakes. Cyberattacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation-state actors, hacktivists or other outside parties. Damages or interruptions may also result from cyberattacks or security threats originating from malicious or accidental acts of insiders, such as employees, or third-party agents and consultants. There can be no absolute assurance that the measures we take will ensure the integrity of our systems and will provide protection from cyberattacks or other threats. Cyberattack techniques change frequently and are not often recognizable until after successful execution.
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we could also suffer losses related to the failure to timely update or incorrectly change our information systems and technology. Furthermore, we have become increasingly reliant on third-party service providers for most aspects of our business. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems, and as a result, unauthorized individuals could gain access to certain confidential data.
Cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, for example, the California Consumer Privacy Act that went into effect in January 2020. Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our, our employees’ or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties.
Our Board of Directors may change our business and acquisition policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to investors.
Our Board of Directors determines our operational policies and may amend or revise our policies, including our policies with respect to our business, acquisitions, growth, operations, compensation, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders at any time. We may change our investment guidelines and our strategy at any time with the approval of our Board Directors, but without the consent of our shareholders, which could result in originating assets that are different in type from, and possibly riskier than, the assets initially contemplated. These changes could adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.
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
We are a “ smaller reporting company,” as such term is defined in the Exchange Act. As a smaller reporting company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not smaller reporting companies. To the extent that we continue to qualify as a smaller reporting company, certain of the exemptions that were previously available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) scaled executive compensation disclosures and (2) the requirement to provide only two years of audited financial statements, instead of three years.
Once we are no longer a smaller reporting company, so long as shares of our common stock are not traded on a securities exchange, we will be deemed to be a “ non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
The transition of the focus of our business has resulted in a change in accounting that does not purport to represent our historical consolidated financial information and is not necessarily indicative of our future results of operations and financial performance.
Since inception, the Company’s historical financial statements were prepared using the Investment Basis. As a result of internalizing our operating structure, we were required to discontinue the application of ASC 946 and instead present our financial statements according to the Non-Investment Basis. The results reflected in the historical financial statements included in this Annual Report have been presented prior to and subsequent to this change in status and are not comparable and therefore may not be indicative of our future financial condition or operating results. We urge you to carefully consider the basis on which the historical financial information included herein was prepared and presented.
Our business in the future may be different from our current business.
Along with the Acquisition, we have taken steps to transition the focus of our business from being an investor in clean energy projects to a diversified independent power producer coupled with an investment management business. Our current IPP business consists of wind, solar, storage and ancillary power generation assets primarily across the United States and Canada. We may own interests in other renewable power operations, and we may seek to divest certain of our existing assets or business in the future. The risks associated with the operations of our future business may differ from those associated with our current business. We expect our investment management business will continue to expand and future managed funds that we provide services to may change over time as that business grows.
Risks Related to Our Acquisitions and Industry Focus
Our strategic focus is on the renewable energy, energy efficiency and related sectors, which subjects us to more risks than if we were broadly diversified.
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
The profitability of our projects may be adversely affected if they are subject to regulation under the Federal Power Act, or state or local public utility laws and regulations that regulate the sale of electricity.
Companies owning or operating electric generation projects may be subject to regulatory requirements under the FPA or state or local public utility laws. The FPA grants the FERC jurisdiction over the sale of electric power for resale (i.e., sales at wholesale) in interstate commerce. Jurisdiction over retail sales (i.e., the sale of power to end users) is left to the states. Rates and charges for wholesale sales of electric power are subject to FERC’s supervision. Upon an appropriate showing, FERC will authorize an entity to engage in wholesale sales of electricity at negotiated rates based on market conditions (i.e., market-based rates) rather than at cost-based rates pre-approved by FERC. FERC continues to have jurisdiction over entities granted market-based rate authority and retains the authority to remove the authorization to sell at market-based rates and otherwise impose additional conditions.
On the state level, public utility regulatory commissions have jurisdiction over retail electric sales and regulate the rates and other terms and conditions of “public utilities” as defined by relevant state law.
Certain of our future projects will be Qualifying Facilities (“QFs”) and/or Exempt Wholesale Generators (“EWGs”). Depending on their production capacity, certain QFs are exempt from regulation (i) under most of the FPA (including the need to obtain market-based rate authority); (ii) under the Public Utility Holding Company Act of 2005 (“PUHCA”); and (iii) under state law as to rates and financial and organizational regulation of electric utilities. EWGs are generally exempt from FERC regulation under PUHCA, but remain subject to general FERC regulation under the FPA (including the requirement to obtain market-based authority).
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
If the market for various types of climate solutions projects or the investment techniques related to such projects do not develop as we anticipate, new business generation in this target area may be adversely impacted.
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
The amount of electricity renewable energy generation assets produce is also dependent in part on the time of year. For example, because shorter daylight hours in winter months results in less solar irradiation, the generation of particular assets will vary depending on the season. Further, time-of-day pricing factors vary seasonally which contributes to variability of revenues. As a result, we anticipate the revenue and cash flow from certain of our assets to vary based on the time of year.
In addition, many of a project’s end-customers could be large entities with wide ranging activities. A climate related event in a non-related part of the business could have a material adverse impact on the financial strength of such end-customer and their ability to honor their contractual obligations which could negatively impact on revenue and the cash flow of the project and our business.

Changes in the treatment or qualification of RECs may adversely impact our business.
We currently generate a portion of our revenue from the sale of RECs. RECs represent the “renewable” nature of the electricity. Creation of RECs depends on the type of renewable energy and can include other criteria such as location, size, date of operation of the project and energy delivery needs. RECs are sometimes sold bundled with electricity in PPAs that we are party to and other times may be sold separately to entities seeking to neutralize the emissions associated with their purchase and use of electricity from non-renewable sources. The demand for RECs, and their associated price, may change depending on the availability of renewable electricity in a particular jurisdiction, state and federal policies on the qualification of RECs to satisfy RPS requirements, and the need for entities to purchase such RECs to meet regulatory or other requirements or expectations. To the extent that renewable energy becomes more prevalent or the types of energy generation that qualify for RECs change, REC revenue generated by our assets may fall. Policy and legislative developments related to the creation, qualification status, and value of RECs are subject to change, and we cannot guarantee that the RECs we generate will have or retain value. Moreover, regulatory changes that reduce the quality or classification of RECs generated by certain of our assets have the potential to materially and adversely impact our financial condition and results of operation.
We may be exposed to uninsured losses and may experience increased insurance costs.
The insurance coverages and limits we carry, and the coverages and limits we require our contractual counterparties to carry, may not cover all losses that may arise in the course of our operations. Property insurance business income coverage is limited to a certain duration following a covered loss, which may not be adequate time to restore production in all cases. Some of our properties contain obsolete technology, for which insurance coverage is restricted. Some of the original equipment manufacturers who supplied equipment for our properties, and contractors who installed our equipment, are no longer in business, making their insurance and warranties unavailable for recovery. It is possible that incidents may occur resulting in losses greater than the insurance limits we have purchased. Some coverages are only available with aggregate limits, meaning that insurance coverage is eroded over the course of the policy period by payment of covered claims, reducing the amount available for subsequent claims in the same term. Some of our properties are located in areas exposed to natural disasters including earthquakes, floods, and windstorms. Our property insurance contains sublimits for such perils, reducing the limits available for resulting claims. In the event that the insurance we carry is insufficient to cover the full extent of losses that we experience, our financial position may be materially and adversely affected. The rates charged for the coverages we currently carry may increase substantially in the future, depending on our loss history; the losses experienced by the global insurance industry related to the energy sector; prevailing conditions in the insurance marketplace as insurers come and go and change their business appetites; and overall economic conditions. Due to the same reasons, the limits available to purchase may be reduced; or we may only be able to procure coverage with deductibles higher than we currently carry.
We do not own all of the land on which the projects in our portfolio are located.
Many of our projects are located on land occupied under long-term leases. The ownership interests in the land that we lease may be subject to mortgages securing loans or other liens and other easements, lease rights and rights-of-way of third parties, rights to develop minerals, including oil and gas, and other rights that were created prior to our rights in the land. As a result, our rights under such easements, leases or rights-of-way may be subject, and subordinate, to the rights of these third parties. Additionally, our operations located on properties owned by others are subject to termination for violation of the terms and conditions of the various easements, leases or rights-of-way under which such operations are conducted. Any loss or curtailment of our rights to use the land on which our projects are or will be located could have a material adverse effect on our business, financial condition, or results of operation.
We will be required to make substantial capital expenditures to develop the projects in our growth pipeline and pursue new growth opportunities.
A variety of factors will affect our ability to execute on our growth strategy, including, but not limited to, market conditions, the failure of the assumptions we have made about our market opportunities to materialize, costs relating to site control and transmission interconnections, costs of materials, construction costs and delays and other risks and factors discussed herein. To the extent that our liquidity, together with cash flows generated by our operating assets, is not sufficient to fund our development projects, we may be obligated to seek equity or debt financing.
If we are unable to secure funding, or if it is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan and our business, financial condition or results of operations may be adversely affected. Additionally, we may need to adjust the timing of our planned capital expenditures and project development depending on the availability of such additional funding. Our ability to raise capital will depend on financial, economic and market conditions and other factors, many of which are beyond our control. We cannot assure you that such funding will be available on acceptable terms, or at all. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations.
Certain of our investments are subject to changes in market value and other risks, which may materially adversely affect our liquidity, financial condition and results of operations.
The Company holds certain investments where changes in the fair value affect our financial results. In some cases there may be no observable market values for these investments, requiring fair value estimates to be based on other valuation techniques. This type of analysis requires significant judgment and the actual values realized in a sale of these investments could differ materially from those estimated. A sale of an investment below previously estimated value, or other decline in the fair value of an investment, could result in losses or the write-off of such investment, and may have a material adverse effect on our liquidity, financial condition and results of operations.
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
Energy storage is a segment of the energy markets that has experienced significant growth in recent years as storage costs have fallen. The continued growth of the energy storage industry depends on a number of uncertain factors, including continued decreases in storage costs. Our investments in energy storage facilities may be negatively affected by increases in storage costs and/or decreases in procurement of energy storage. Energy storage technologies are immature and, thus, the performance of such technologies is uncertain. To the extent we invest in lithium-ion battery storage systems, such systems may be subject to risk of fire due to the fire risk associated with lithium-ion batteries

In addition, our investments in energy storage systems may require us to guarantee an electricity customer’s utility bill cost savings by providing offsetting load during peak electricity consumption hours. If we are required to guarantee such cost savings and a customer’s cost savings decrease below the guaranteed amount, due to a decrease in retail peak electricity pricing or otherwise, we would be required to pay an amount equal to the difference between the customer’s actual cost savings and the guaranteed amount.
In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of potential portfolio projects, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.
Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, appraisers, accountants, independent engineers, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to our reduced control of the functions that are outsourced. In addition, if we are unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. In the due diligence process and in making an assessment regarding a potential investment, the Company will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large portfolio investments. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to the risk management procedures described in this annual report, will achieve their desired effect, and potential investors should regard an investment in us as being speculative and having a high degree of risk.
There can be no guarantee that newly developed technologies that we invest in will perform as anticipated.
We may invest in and use newly developed, less proven, technologies in our development projects or in maintaining or enhancing our existing assets. There is no guarantee that such new technologies will perform as anticipated. The failure of a new technology to perform as anticipated may materially and adversely affect the profitability of a particular development project or existing asset. All new technology integrated on our sites goes through a rigorous review and approval process, adheres to all prudent industry codes and & standards relating to renewable energy production, and is integrated in small batches as a proof of concept before being rolled out to larger parts of our fleet.
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
We currently use leverage to finance certain of our investments. We generally target a leverage ratio of up to $2 of debt for every $1 of equity on our overall portfolio, with individual allocations of leverage based on the mix of asset types and obligors; however, we will in no event exceed a leverage ratio of $3 of debt for every $1 of equity, unless any excess is approved by a majority of our independent directors. The amount of leverage that we employ will depend on our assessment of market and other factors at the time of any proposed borrowing. The Operating Agreement does not impose limits on the amount of leverage we may employ. There can be no assurance that leveraged financing will be available to us on attractive terms or at all. The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, there will be an increased risk of investing in our shares. If the value of our assets decreases, leveraging would cause such value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our members.
We will be exposed to risks associated with changes in interest rates.
To the extent we borrow to finance our investments, we will be subject to financial market risks, including changes in interest rates. In response to increasing inflation, the Federal Reserve began to raise interest rates in March 2022. An increase in interest rates would make it more expensive to use debt for our financing needs. When we borrow, our net income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we employ those funds. As a result, we can offer no assurance that a meaningful change in market interest rates will not have a material adverse effect on our net income. In periods of rising interest rates when we have debt outstanding, our cost of funds may increase, which could reduce our net income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques to limit our exposure to interest rate fluctuations. These techniques may include borrowing at fixed rates or various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
Cross-collateral arrangements among projects within our portfolio could expand the negative impact of a problem with one project to negatively affect other projects in our portfolio.
Certain of our projects are subject to cross-collateral arrangements pursuant to which their assets are pledged to secure obligations related to projects that our respective operating subsidiary does not own. Under the terms of these arrangements, the failure of one or more of our subsidiaries to perform its obligations under contracts related to one of our projects could allow the counterparty to foreclose on one or more projects that might otherwise not have been negatively affected. The result of a foreclosure event under a cross-collateral arrangement could amplify the negative impact of an issue that might have otherwise affected only the specific project for which the performance obligations were not satisfied and have a material adverse effect on our business, financial condition, and results of operations.
The discontinuation of the LIBOR may adversely affect interest expense related to our borrowings or the borrowings of our managed funds.
As of December 31, 2022, certain of our debt agreements are linked to the U.S. dollar LIBOR. Additionally, funds GCM manages hold a number of contracts that reference LIBOR.
As announced on March 5, 2021 by the ICE Benchmark Administration Limited (“IBA”), the IBA will cease the publication of LIBOR for the most commonly used U.S. dollar LIBOR tenors after June 30, 2023. The Alternative Reference Rates Committee (“AARC”), a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the SOFR as a more robust reference rate alternative to U.S. dollar LIBOR. The ARRC has also recommended the use of the CME Group’s computation of forward-looking SOFR term rates, subject to certain recommended limitations on the scope of its use. In March 2022, the Adjustable Interest Rate (LIBOR) Act was enacted at the federal level in the United States, pursuant to which the Board of Governors of the Federal Reserve System has designated benchmark replacement rates based on SOFR for U.S. law governed legacy contracts that have no or insufficient fallback provisions. Market practices related to calculation conventions for replacement benchmark rates continue to develop and may vary, and inconsistent calculation conventions may develop among financial products. It is not possible to predict all consequences of the IBA's plans to cease publishing U.S. dollar LIBOR, any related regulatory actions and the expected discontinuance of the use of U.S. dollar LIBOR as a reference rate for financial contracts. Any transition from LIBOR to alternative reference rates could result in financial market disruptions, or significant increases in the borrowing costs for us, the funds we manage and their portfolio companies, any of which could have an adverse effect on our business, results of operations, and financial condition.
We are subject to credit and performance risk from customers, hedging counterparties and vendors.
We are exposed to risks associated with the creditworthiness and performance of our customers, hedging counterparties and vendors under contracts for the supply of equipment, materials and other goods and services required for our business operations and for the construction and operation of, and for capital improvements to, our facilities. Adverse conditions in the energy industry or the general economy, as well as circumstances of individual customers, hedging counterparties and vendors, may adversely affect the ability of some customers, hedging counterparties and vendors to perform as required under their contracts with us.
If any hedging, vending or other counterparty fails to fulfill its contractual obligations, we may need to make arrangements with other counterparties or vendors, which could result in material financial losses, higher costs, untimely completion of power generation facilities and other projects, and/or a disruption of our operations. If a defaulting counterparty is in poor financial condition, we may not be able to recover damages for any contract breach.
Risks Related to Our Shares
Our calculations of NAV and MSV are based on internally established procedures and not governed by governmental or independent securities, financial or accounting rules or standards.
The method we use to calculate NAV is based on internally established procedures to estimate fair value of our assets and is not prescribed by the rules of the SEC or any other regulatory agency. Therefore, NAV should not be considered in isolation from or as superior to or as a substitute for other financial measures determined in accordance with U.S. GAAP, such as net income (loss) or operating income (loss). Further, as of and after May 19, 2022, NAV is not audited by our independent registered public accounting firm. Our calculation of NAV is based on valuation estimates and assumptions that may not prove accurate or complete, and as a result the actual NAV may differ materially from our calculation. The Board of Directors has approved the selection of an independent valuation firm to review the Company's valuation methodology and to work with management to provide additional inputs for consideration by the Company's Board of Directors with respect to the fair value of investments. These fair value estimates and assumptions are inherently uncertain and are subject to a wide variety of significant business, economic, and competitive risks and uncertainties that could cause actual values to differ materially from the NAV presented herein. These risks could cause NAV to vary significantly and our future NAV may be materially lower than expected. To the extent those estimates and assumptions prove to be incorrect or are modified in the future, the price of our common shares could be materially and adversely affected. Using different assumptions and fair value estimates than those described above could result in a NAV materially different from ours. Furthermore, because other renewable energy companies may define NAV differently, our definition of NAV may not be comparable to a similarly titled measure of other companies, thereby diminishing its utility as a comparative measure.
The method we use to calculate our MSV, is based on internally established procedures and is not prescribed by the rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating MSV, and our MSV is not audited by our independent registered public accounting firm. We calculate and publish MSV solely for purposes of establishing the price of our common shares pursuant to our DRP and SRP, and for publishing the value of each shareholder’s investment in us on such investor’s customer account statement. Our MSV should not be viewed as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our MSV may differ from those used by other companies now or in the future. Errors may occur in calculating our MSV, which could impact the price of our common shares pursuant to our DRP and SRP, and the value of our shareholder's investment in us.
Refer to Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Net Asset Value and Monthly Share Value for further details on the calculation of NAV and MSV.

The shares that were sold in our security offerings will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, when purchasing any class of shares, investors have limited liquidity and may not receive a full return of their invested capital if they sell their shares.
The shares offered by us are illiquid assets for which there is not expected to be any secondary market, nor is it expected that any will develop in the future. Investors' ability to transfer shares is limited. Pursuant to the Fifth Operating Agreement, we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a member. Moreover, our share repurchase program should not be relied on as a method to sell shares promptly, because our share repurchase program includes numerous restrictions that limit investors' ability to sell their shares to us, and we may amend, suspend or terminate our share repurchase program at any time without advance notice. In particular, the share repurchase program provides that we may make repurchase offers only to members that have held their shares for a minimum of one year, which one-year holding period will be waived in the event of the departure of certain of our key personnel. In addition, commencing with the quarter ended September 30, 2021, we have limited repurchases (i) during any 12-month period, to 20% of our weighted average number of outstanding shares; and (ii) during any fiscal quarter, to 5.00% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the fiscal quarters prior to the quarter ended September 30, 2021, the share repurchase limits were lower, ranging from 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters to 3.75% of the weighted average number of shares outstanding in the prior four fiscal quarters.
Our ability to repurchase shares is subject to and may be limited by the Company’s available funds. Therefore, it will be difficult for investors to sell their shares promptly or at all. In addition, we have no present intention to consummate a liquidity event, and the price received for any shares sold prior to any such liquidity event is likely to be less than the proportionate value of our assets. The shares should be purchased as a long-term investment only.
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
The U.S. IRS could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the shares if the IRS does not accept the assumptions or conventions we utilize.
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
Indemnification claims by a tax equity investor, project lender, or other counterparty may reduce our right to cash flows generated by a project and could result in a cross-default under project-level debt financing.
Certain of our project subsidiaries have made representations, warranties, and covenants to tax equity investors, project lenders, or other counterparties with respect to, among other things, a project’s initial and continued eligibility for tax credits, the tax basis of those assets and accelerated tax depreciation, and fulfillment of obligations under construction contracts, purchase and sale agreements, tax equity financing documents, and certain other project and finance agreements. The potential exposure of our project subsidiaries under such representations, warranties, or covenants is significant, and in certain cases, we or our subsidiaries provide guarantees or undertakings with respect to such obligations that could result in substantial liabilities that are recourse to us or our subsidiaries and not limited to the specific project. If any representation, warranty, or covenant is untrue or breached, we or our subsidiary may be required to indemnify the tax equity investors and the project subsidiary may be required to pay all of the project’s operating cash flow to the tax equity investors until such indemnity obligation is satisfied. Any such indemnity obligation or cash sweep by us or our project subsidiary could result in a cross-default under the terms of the project’s debt or impose material liabilities on us or our other subsidiaries, and correspondingly have a material adverse effect on our business, financial condition, and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company maintains properties consisting of its executive offices located at 230 Park Avenue, Suite 1560, New York, NY 10169 and renewable energy projects which are adequate for its operations and are described in Item 1. Business, which description is incorporated herein by reference.
ITEM 3. LEGAL PROCEEDINGS
The Company is not currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against the Company.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Current and Historical Monthly Share Values
There is no established public trading market for our common shares, therefore, there is a risk that a shareholder may not be able to sell our shares at a time or price acceptable to the shareholder, or at all. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.
The MSV for each class of the Company's shares, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A	P-I	P-S	P-T	P-D
1-Feb-21	28-Feb-21	$8.550	$8.300	$8.550	$8.680	$8.960	$9.005	$9.005	$9.005
1-Mar-21	31-Mar-21	$8.607	$8.351	$8.605	$8.731	$9.020	$9.005	$9.005	$9.005
1-Apr-21	2-May-21	$8.607	$8.351	$8.605	$8.760	$9.019	$9.005	$9.005	$9.005
3-May-21	31-May-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968
1-Jun-21	30-Jun-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968
1-Jul-21	1-Aug-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968
2-Aug-21	31-Aug-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962
1-Sep-21	30-Sep-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962
1-Oct-21	31-Oct-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962
1-Nov-21	30-Nov-21	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859
1-Dec-21	2-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859
3-Jan-22	31-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859
1-Feb-22	28-Feb-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Mar-22	31-Mar-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Apr-22	1-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
2-May-22	31-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Jun-22	30-Jun-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Jul-22	31-Jul-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Aug-22	30-Aug-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
31-Aug-22	2-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003
3-Oct-22	31-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003
1-Nov-22	30-Nov-22	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817
1-Dec-22	1-Jan-23	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817
2-Jan-23	31-Jan-23	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817
1-Feb-23	28-Feb-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828
1-Mar-23	Current	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828
Refer to Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Net Asset Value and Monthly Share Value for further discussion.
Holders
As of December 31, 2022, the Company had approximately 10,700 holders of its common shares. Such information was obtained from the Company’s transfer agent.
Distributions
The Company intends to make regular monthly distributions to holders of its common shares. Any distributions the Company makes will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, compliance with applicable regulations and such other factors as the Board of Directors may deem relevant from time to time. These results and the Company's ability to pay distributions will be affected by various factors, including its net income, operating expenses and any other expenditures. See Part I — Item 1A. Risk Factors, and Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report, for information regarding the sources of funds used for distributions and for a discussion of factors, if any, which may adversely affect the Company's ability to pay distributions.
The following table reflects the distributions declared during the year ended December 31, 2022:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2022	$6,216,132	$1,856,347	$8,072,479
March 1, 2022	5,712,141	1,720,315	7,432,456
April 1, 2022	6,496,827	1,975,380	8,472,207
May 2, 2022	6,291,008	1,934,690	8,225,698
June 1, 2022	6,954,111	2,020,049	8,974,160
July 1, 2022	7,344,811	1,889,655	9,234,466
August 1, 2022	7,570,118	1,955,461	9,525,579
September 1, 2022	7,564,952	1,973,079	9,538,031
October 3, 2022	7,312,905	1,922,613	9,235,518
November 1, 2022	7,507,085	1,986,513	9,493,598
December 1, 2022	7,270,876	1,930,103	9,200,979
January 3, 2023	7,702,756	1,967,527	9,670,283
Total	$83,943,722	$23,131,732	$107,075,454
The following table reflects the distributions declared during the year ended December 31, 2021:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2021	$2,555,800	$538,241	$3,094,041
March 4, 2021	3,063,308	487,868	3,551,176
April 1, 2021	4,783,092	523,715	5,306,807
May 3, 2021	4,733,419	565,208	5,298,627
June 1, 2021	4,762,355	886,124	5,648,479
July 1, 2021	4,709,348	960,096	5,669,444
August 2, 2021	5,217,796	1,071,227	6,289,023
September 1, 2021	5,423,345	1,145,375	6,568,720
October 1, 2021	5,516,811	1,229,494	6,746,305
November 1, 2021	5,946,262	1,463,710	7,409,972
December 1, 2021	5,938,698	1,662,579	7,601,277
January 3, 2022	6,174,878	1,755,921	7,930,799
Total	$58,825,112	$12,289,558	$71,114,670
All distributions paid for the year ended December 31, 2022 are expected to be reported as a return of capital to members for tax reporting purposes, and all distributions paid for the year ended December 31, 2021 were reported as a return of capital to members for tax purposes.
Performance Graph
Not applicable.

Sales of Unregistered Securities
During the year ended December 31, 2022, we sold in a private offering 11,257,267 Class P-I shares for net proceeds of approximately $101.0 million and 713,196 Class P-S shares for net proceeds of approximately $6.4 million. In addition, in connection with the Acquisition, Group LLC received consideration of 24,393,025 Class P-I shares, which were valued at $8.81 per Class P-I share, or an aggregate value of approximately $214.9 million, net of deal related fees and expenses, and 13,071,153 Earnout Shares. We conducted the private offering pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act. The issuance of the Class P-I shares and the Earnout Shares to Group LLC in connection with the Acquisition was made in reliance upon the applicable exemption from registration under Section 4(a)(2) of the Securities Act. There were no selling commissions or placement agent fees for the sale of Class P-I shares and Class P-S shares in the private offering.
During the year ended December 31, 2021, the Company sold 711,897 Class P-A shares, 56,416,202 Class P-I, 197,405 Class P-D, 237,124 Class P-T and 46,075,796 Class P-S shares under a private placement memorandum for net proceeds of approximately $927.6 million. We conducted the private offering pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act. There were no selling commissions or placement agent fees for the sale of Class P-I shares and Class P-S shares in the private offering.
Issuer Purchases of Equity Securities
Effective September 1, 2020, the Company, through approval by its Board of Directors, adopted an amended SRP, pursuant to which the Company will conduct quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the Company.
For the year ended December 31, 2022, the Company repurchased 832,314 Class A shares, 161,128 Class C shares, 281,462 Class I shares, 1,160 Class P-A shares, 3,821,998 Class P-I shares, 5,436 Class P-D shares and 1,231,628 Class P-S shares at a total purchase price of $7.2 million, $1.3 million, $2.4 million, $10.0 thousand, $33.7 million, $0.1 million and $11.0 million, respectively, pursuant to the Company’s SRP. For the year ended December 31, 2021, the Company repurchased 661,926 Class A shares, 85,828 Class C shares, 296,575 Class I shares and 1,493,868 Class P-I shares at a total purchase price of $5.6 million, $0.7 million, $2.6 million and $13.3 million, respectively, pursuant to the Company’s SRP.
The table below provides information concerning the Company’s repurchase of shares during the years ended December 31, 2022 and 2021 pursuant to the Company’s SRP.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Repurchase Shares Offered
January 1 to March 31, 2022	720,146	$8.71	720,146	7,125,628
April 1 to June 30, 2022	576,790	8.94	576,790	7,941,211
July 1 to September 30, 2022	1,349,690	8.92	1,349,690	8,830,961
October 1 to December 31, 2022	3,688,500	8.73	3,688,500	9,409,681
Total - 2022	6,335,126	$8.79	6,335,126	33,307,481

January 1 to March 31, 2021	490,835	$8.76	490,835	1,742,360
April 1 to June 30, 2021	734,959	8.81	734,959	3,309,562
July 1 to September 30, 2021	452,514	8.60	452,514	5,126,281
October 1 to December 31, 2021	859,889	8.76	859,889	5,990,988
Total - 2021	2,538,197	$8.75	2,538,197	16,169,191
Commencing with the quarter ended September 30, 2021, we limit repurchases (i) during any 12-month period, to 20% of our weighted average number of outstanding shares; and (ii) during any fiscal quarter, to 5.00% of the weighted average number of shares outstanding in the prior four fiscal quarters. For the fiscal quarters prior to the quarter ended September 30, 2021, the share repurchase limits were lower, ranging from 1.25% of the weighted average number of shares outstanding in the prior four fiscal quarters to 3.75% of the weighted average number of shares outstanding in the prior four fiscal quarters.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with Greenbacker Renewable Energy Company LLC's Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Annual Report for the year ended December 31, 2022.
Overview
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through GCM investment management services to funds within the sustainable infrastructure and renewable energy industry. As of December 31, 2022, the Company’s fleet comprised 456 renewable energy projects with an aggregate power production capacity of approximately 3.1 GW when fully operational. As of December 31, 2022, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.

The Company conducts substantially all its operations through its wholly owned subsidiary, GREC. Until May 19, 2022, the Company was externally managed by GCM. As of and after May 19, 2022, the Company operates as a fully integrated and internally managed company after acquiring GCM and several other related entities, which are now wholly owned subsidiaries of GREC. The Company’s fiscal year-end is December 31.
The Company’s business objective is to generate attractive risk-adjusted returns for its shareholders, consisting of both current income and long-term capital appreciation, by acquiring and financing the construction and/or operation of income-generating renewable energy, energy efficiency and sustainable development projects, primarily within North America, as well as by providing investment management services to funds within the sustainable infrastructure and renewable energy industry where the Company expect to receive investment management and incentive fees.
The Company operates with the capabilities of both an actively managed owner-operator of renewable energy businesses and as an active third-party investment manager of other funds within the sustainable infrastructure and renewable energy industry. The Company currently operates in two reportable segments: IPP and IM.
As of December 31, 2022, the Company provides through GCM investment management services to four investment entities – GROZ, GDEV I, GDEV II and GREC II.
See Part I — Item 1. Business for a further discussion of our business.
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
General Market Risks

Our business and the success of our strategies are affected by global and national economic, political and market conditions generally and also by the local economic conditions where its assets are located. Certain external events such as public health crises, including the COVID-19 and its variants, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns.

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
Pre-Operational Assets
The increasing amount of pre-operational renewable energy projects in our IPP business is a significant factor in our future revenue streams. As the Company acquires additional pre-operational assets, we must finalize construction and reach commercial operations before revenue is generated. We believe these assets, once operational, will generate significant operating revenues and cash flow for our business.
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
General and Administrative Expenses
Following the completion of the Acquisition, our general and administrative expenses primarily consist of direct employee compensation costs. In addition, our general and administrative expenses include certain professional fees, consulting, and other general and administrative expenses not previously incurred based upon our externally managed structure. Given our current team and structure, we expect that as our portfolio grows, we will experience reduced increases in general and administrative expenses in the next few years after 2022, such that those expenses will grow at a slower rate than the overall portfolio and corresponding revenues.
Key Factors Affecting the Comparability of our Results of Operations
As a result of the Acquisition and other steps taken by the Company to transition the focus of the Company's business from being an investor in clean energy projects to a diversified independent power producer coupled with an investment management business, the Company was required to transition the basis of its accounting. Since inception, the Company's historical financial statements have been prepared using the investment company basis of accounting in accordance with ASC 946. ASC 946, or Investment Basis, requires that if there is a subsequent change in the purpose and design of an entity, the entity should reevaluate its status as an investment company. Based on the above noted changes, management determined the Company no longer exhibited the fundamental characteristics of and no longer qualified as, an investment company as defined in ASC 946. As a result, the Company was required to discontinue the application of ASC 946 and, in connection therewith, began applying other non-investment company U.S. GAAP prospectively beginning May 19, 2022 (the closing of the Acquisition).
As the change in status occurred during the Company’s second fiscal quarter, the results of operations as included in this Annual Report have been presented as they would be for an investment company under ASC 946 for all historical periods presented and through May 18, 2022, and presented as they would be under other non-investment company U.S. GAAP accounting, or Non-Investment Basis, for the time period between May 19, 2022, the effective date of the change in status, through December 31, 2022 and for the three months ended December 31, 2022. Given that the financial statements prior to and subsequent to the change in status are not comparable, the Company will present separate Consolidated Financial Statements, including footnotes as applicable, for the time periods prior to and subsequent to May 19, 2022.
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
The Company also has, by acquiring GCM, an active third-party investment management business which is currently managing four funds. This resulted in the Company recording management fee revenue as of the effective date of the Acquisition, which is expected to grow in future periods.
Results of Operations - Non-Investment Basis
A discussion of the results of operations for the three months ended December 31, 2022 is included below.

	For the three months ended December 31, 2022
	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$40,042,050	$—	$—	$40,042,050
Investment Management revenue	—	1,510,113	—	1,510,113
Other revenue	2,133,911	—	—	2,133,911
Operating revenue	$42,175,961	$1,510,113	$—	$43,686,074
Contract amortization, net	(4,267,844)	—	—	(4,267,844)
Total revenue	$37,908,117	$1,510,113	$—	$39,418,230

Operating expenses
Direct operating costs	$20,699,289	$4,349,732	$—	$25,049,021
General and administrative	3,062,955	2,113,884	16,363,215	21,540,054
Depreciation, amortization and accretion	15,606,309	—	3,157,257	18,763,566
Total operating expenses	$39,368,553	$6,463,616	$19,520,472	$65,352,641

Operating loss	$(1,460,436)	$(4,953,503)	$(19,520,472)	$(25,934,411)
Operating loss margin(1)	(4)%	NM	N/A	(66)%

Adjusted EBITDA	$18,419,031	$(4,953,503)	$(9,358,448)	$4,107,080
Adjusted EBITDA margin(2)(3)	44%	NM	N/A	9%
(1)Operating loss margin is calculated by dividing operating loss by total revenue.
(2)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenue, excluding the impact of contract amortization.
(3)The Company's CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vii) share-based compensation; (viii) other non-recurring costs that are unrelated to the continuing operations of the Company's segments; and (ix) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments. See later in this Item 7 for a reconciliation of total Segment Adjusted EBITDA to net loss. See also Part II – Item 8 – Note 19. Segment Reporting, in the Notes to the Consolidated Financial Statements prepared under the Non-Investment Basis for more information regarding our segment determination.
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

For the three months ended December 31, 2022, the Company generated $40.0 million of Energy revenue which includes $30.9 million of PPA revenue and is driven by the underlying electricity production from our operating renewable energy projects. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type.
For the three months ended December 31, 2022, Energy revenue was primarily comprised of PPA contracts of $30.9 million. The Company’s operating wind fleet, which includes 16 operating assets comprising 386.1 MW of capacity, generated $17.8 million in PPA revenue from 334,616 MWh of production during the three months ended December 31, 2022. The Company’s operating solar fleet, which includes 285 operating assets comprising 834.4 MW of capacity, generated $11.2 million in PPA revenue from 202,513 MWh of production during the three months ended December 31, 2022. The remaining PPA revenue generated during the three months ended December 31, 2022 was from our biomass and battery storage assets.
During the three months ended December 31, 2022, the Company recorded $8.3 million in REC and other incentive revenue, primarily from its operating solar fleet, which is included in Energy revenue in the table above and on the Consolidated Statement of Operations.
During the three months ended December 31, 2022, the Company recorded a net non-cash amortization expense of $4.3 million driven by favorable PPA and REC contract intangible assets, net of the impact of out-of-market contracts, which is reflected as a reduction to total IPP revenue in the table above and on the Consolidated Statement of Operations.
Other Revenue - IPP
For the three months ended December 31, 2022, the Company generated $2.1 million of Other revenue from the IPP segment. Other revenue was driven by interest income generated from the Company’s secured loans to developers of renewable energy projects and dividends declared on equity method investments.
Direct Operating Costs - IPP

For the three months ended December 31, 2022
Operations and maintenance	$12,058,910
Property taxes, insurance and site lease	4,953,692
Salaries and benefits, professional fees and other	3,686,687
Direct operating costs - IPP	$20,699,289
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
Direct operating costs for the IPP segment was $20.7 million for the three months ended December 31, 2022. This includes $17.0 million of direct costs incurred at the project level as well as $3.7 million of salary and compensation related expenses as well as professional and other costs directly attributable to the revenue generating activities of IPP.
General and administrative
General and administrative expenses related to the IPP segment were $3.1 million for the three months ended December 31, 2022. These expenses are the indirect costs allocable to IPP and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IPP segment.

Depreciation, amortization and accretion
Depreciation, amortization and accretion expense was $15.6 million for the IPP segment for the three months ended December 31, 2022. This expense includes $15.3 million of depreciation expense on the property, plant and equipment associated with IPP.
Investment Management
Revenue
The IM segment and the related revenue will be driven primarily by GCM’s investment management platform through management fee and incentive, performance-based fee revenues from current and future third-party funds managed by GCM. The IM segment also will generate administrative revenue from certain of the managed funds, from services performed by Greenbacker Administration.
The primary source of IM revenues are management fees and performance participation fees earned. Management fee revenue earned by our IM business are generally based upon the underlying net asset value of the managed funds for which GCM provides investment management services, primarily relating to capital raise and deployment as well as other investor relation functions for third party funds. For certain of our IM customers, the Company is also eligible to receive certain performance-based incentive fees.
An additional revenue source for the IM segment will include, for certain managed funds, administrative services performed by Greenbacker Administration. These services include technical asset management, finance and accounting, legal and other costs incurred by the Company in performing its administrative services. GCM managed funds will be charged their allocable portion of such costs with no margin.
Revenue from the IM segment was $1.5 million for the three months ended December 31, 2022 and was generated from the managed funds discussed previously. As a result of the Company consolidating GDEV during the period October 1, 2022 through November 17, 2022, additional management fee revenue of $0.2 million earned under the advisory agreement with GDEV was considered intercompany revenue and was therefore eliminated in consolidation. During the period from November 18, 2022 through December 31, 2022, the Company earned $0.2 million in management fees from GDEV. The Company recognized $0.9 million in revenue related to GREC II performance-based incentive fees during the three months ended December 31, 2022. Due to GREC II’s early stage of development, the Company did not earn any management fees under the advisory agreement during the three months ended December 31, 2022. GREC II was launched in May 2022 and is currently in its fundraising stage and intends to deploy capital into pre-construction and operating renewable energy projects, as well as energy efficiency, battery storage, mobility and other related investments. The Company expects to receive management fee and administrative revenue from GREC II, as well as performance-based incentive fee revenue, with management fee revenue beginning in the first quarter of 2023.
Direct Operating Costs – IM
Direct operating costs within the IM segment represents the costs for the investment management services for the managed funds. This includes the costs to raise and deploy capital for such funds.
Direct operating costs for the IM segment were $4.3 million for the three months ended December 31, 2022. Direct operating costs primarily consisted of the salary and compensation related expenses for GCM’s dedicated professionals who raise capital and then invest it in renewable energy projects for the managed funds.
General and administrative
General and administrative expenses related to the IM segment were $2.1 million for the three months ended December 31, 2022. These expenses represent the indirect costs allocable to the IM segment and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions supporting such third-party funds. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IM segment.
Corporate
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including expenses associated with the Acquisition, certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment. Unallocated corporate expenses also include non-recurring professional fees associated with the Acquisition and change in status.
General and administrative expenses for Corporate were $16.4 million for the three months ended December 31, 2022. This included overhead costs not directly allocable to the Company’s two segments as well as professional fees associated with the Acquisition.
Depreciation, amortization and accretion expense was $3.2 million for the period ended December 31, 2022, which primarily relate to amortization expense on finite lived intangible assets.
Non-operating income and expense
During the three months ended December 31, 2022, the Company recorded $6.5 million of interest expense associated with outstanding debt. Refer to “Liquidity and Capital Resources” for additional discussion. Additionally, the Company recorded a net unrealized gain on investments of $4.8 million, primarily related to the Company’s investment in Aurora Solar. Additionally, the Company recorded a realized loss on interest rate swaps of $1.3 million. The impact of other non-operating income and expense for the period ended December 31, 2022 was not material.
A discussion of the results of operations for the period from May 19, 2022 through December 31, 2022 is included below.

	For the period from May 19, 2022 through December 31, 2022
	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$101,595,947	$—	$—	$101,595,947
Investment Management revenue	—	1,918,911	—	1,918,911
Other revenue	7,505,530	—	—	7,505,530
Operating revenue	$109,101,477	$1,918,911	$—	$111,020,388
Contract amortization, net	(10,529,266)	—	—	(10,529,266)
Total revenue	$98,572,211	$1,918,911	$—	$100,491,122

Operating expenses
Direct operating costs	$48,713,974	$7,174,721	$—	$55,888,695
General and administrative	6,769,425	3,224,086	35,448,835	45,442,346
Depreciation, amortization and accretion	32,463,870	—	6,685,366	39,149,236
Total operating expenses	$87,947,269	$10,398,807	$42,134,201	$140,480,277

Operating income (loss)	$10,624,942	$(8,479,896)	$(42,134,201)	$(39,989,155)
Operating income (loss) margin(1)	11%	NM	N/A	(40)%

Adjusted EBITDA	$53,626,933	$(8,479,896)	$(18,766,648)	$26,380,389
Adjusted EBITDA margin(2)(3)	49%	NM	N/A	24%
(1)Operating income (loss) margin is calculated by dividing operating income (loss) by total revenue.
(2)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenue, excluding the impact of contract amortization.
(3)The Company's CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vii) share-based compensation; (viii) other non-recurring costs that are unrelated to the continuing operations of the Company's segments; and (ix) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments. See later in this Item 7 for a reconciliation of total Segment Adjusted EBITDA to net loss. See also Part II – Item 8 – Note 19. Segment Reporting, in the Notes to the Consolidated Financial Statements prepared under the Non-Investment Basis for more information regarding our segment determination.

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
For the period from May 19, 2022 through December 31, 2022, the Company generated $101.6 million of Energy revenue which includes $83.6 million of PPA revenue and is driven by the underlying electricity production from our operating renewable energy projects. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type.
For the period from May 19, 2022 through December 31, 2022, Energy revenue is primarily comprised of PPA contracts of $83.6 million. For the period from May 19, 2022 through December 31, 2022, the Company’s operating solar and wind fleets generated $39.6 million and $39.2 million, respectively, in PPA revenue. The remaining PPA revenue generated during the period ended December 31, 2022 was from our biomass and battery storage assets.
During the period from May 19, 2022 through December 31, 2022, the Company recorded $15.4 million in REC and other incentive revenue, primarily from our operating solar fleet, which is included in Energy revenue in the table above and on the Consolidated Statement of Operations.
During the period from May 19, 2022 through December 31, 2022, the Company recorded a net non-cash amortization expense of $10.5 million driven by favorable PPA and REC contract intangible assets, net of the impact of out-of-market contracts, which is reflected as a reduction to total IPP revenue in the table above and on the Consolidated Statement of Operations.
The table below provides summary statistics on the IPP fleet as of and for the years ended December 31, 2022 and 2021. Given the Company’s change in status, the Energy revenue recorded on the Consolidated Statement of Operations is for the three months ended December 31, 2022.

Portfolio Metrics	December 31, 2022	December 31, 2021	Change	Change as %
Power-production capacity of operating fleet at end of period	1,241 MW	1,063 MW	178 MW	17%
Power-generating capacity of pre-operational fleet at end of period	1,881 MW	1,568 MW	313 MW	20%
Total power-generating capacity of fleet at end of period	3,122 MW	2,630 MW	491 MW	19%
YTD total energy produced at end of period (MWh)	2,355,735	1,479,921	875,814	59%
Total number of fleet assets at end of period	456	404	52	13%
Other Revenue - IPP
For the period from May 19, 2022 through December 31, 2022, the Company generated $7.5 million of Other revenue from the IPP segment. Total Other revenue was driven by dividends declared on equity method investments, primarily driven by Aurora Solar, and interest income generated from the Company’s secured loans to developers of renewable energy projects.

Direct Operating Costs - IPP

For the period from May 19, 2022 through December 31, 2022
Operations and maintenance	$25,286,301
Property taxes, insurance and site lease	13,604,629
Salaries and benefits, professional fees and other	9,823,044
Direct operating costs - IPP	$48,713,974
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
Direct operating costs for the IPP segment were $48.7 million for the period from May 19, 2022 through December 31, 2022. This includes $38.9 million of direct costs incurred at the project level as well as $9.8 million of salary and compensation related expenses as well as professional and other costs directly attributable to the revenue generating activities of IPP.
General and administrative
General and administrative expenses related to the IPP segment were $6.8 million for the period from May 19, 2022 through December 31, 2022. These expenses are the indirect costs allocable to IPP and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IPP segment.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense was $32.5 million for the IPP segment for the period from May 19, 2022 through December 31, 2022. This expense includes $31.6 million of depreciation expense on the property, plant and equipment associated with IPP.
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
An additional revenue source for the IM segment will include, for certain managed funds, administrative services performed by Greenbacker Administration. These services include technical asset management, finance and accounting, legal and other costs incurred by the Company in performing its administrative services. GCM managed funds will be charged their allocable portion of such costs with no margin.
Revenue from the IM segment was $1.9 million for the period from May 19, 2022 through December 31, 2022 and was generated from the managed funds discussed previously. As a result of the Company consolidating GDEV, additional management fee revenue of $0.9 million earned under the advisory agreement with GDEV is considered intercompany revenue and is therefore eliminated in consolidation for the period from May 19, 2022 through December 31, 2022. During the period from November 18, 2022 through December 31, 2022, the Company earned $0.2 million in management fees from GDEV. For the period from May 19, 2022 through December 31, 2022, the Company recognized $0.9 million in revenue related to GREC

II performance-based incentive fees. Due to GREC II's early stage of development, the Company did not earn any management fees under the advisory agreement during the period from May 19, 2022 through December 31, 2022. GREC II was launched in May 2022 and is currently in its fundraising stage and intends to deploy capital into pre-construction and operating renewable energy projects, as well as energy efficiency, battery storage, mobility and other related investments. The Company expects to receive management fee and administrative revenue from GREC II, as well as performance-based incentive fee revenue, with management fee revenue beginning in the first quarter of 2023.
Direct Operating Costs – IM
Direct operating costs within the IM segment represents the costs for the investment management services for the managed funds. This includes the costs to raise and deploy capital for such funds.
Direct operating costs for the IM segment were $7.2 million for the period from May 19, 2022 through December 31, 2022. Direct operating costs primarily consisted of the salary and compensation related expenses for GCM’s dedicated professionals who raise capital and then invest it in renewable energy projects for the managed funds.
General and administrative
General and administrative expenses related to the IM segment were $3.2 million for the period from May 19, 2022 through December 31, 2022. These expenses represent the indirect costs allocable to the IM segment and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions supporting such third-party funds. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IM segment.
Corporate
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including expenses associated with the Acquisition, certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment. Unallocated corporate expenses also include non-recurring professional fees associated with the Acquisition and change in status.
General and administrative expenses for Corporate were $35.4 million for the period from May 19, 2022 through December 31, 2022. This included overhead costs not directly allocable to the Company’s two segments as well as professional fees associated with the Acquisition.
Depreciation, amortization and accretion expenses were $6.7 million for the period from May 19, 2022 through December 31, 2022, which primarily relate to amortization expense on finite lived intangible assets.
Non-operating income and expense
During the period from May 19, 2022 through December 31, 2022, the Company recorded $15.9 million, of interest expense associated with outstanding debt. Refer to “Liquidity and Capital Resources” for additional discussion. The Company recorded a net unrealized gain on investments of $0.4 million, driven by an unrealized gain on GDEV offset by unrealized losses on Aurora Solar. Additionally, the Company recorded a realized loss on interest rate swaps of $1.3 million. The impact of other non-operating income and expense for the period from May 19, 2022 through December 31, 2022 was not material.
Segment Adjusted EBITDA
ASC Topic 280, Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise where discrete financial information is available and evaluated regularly by the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company manages its business as two operating segments and two reportable segments – IPP and IM. Segment information is consistent with how the CODM reviews the business, makes resource allocation decisions, and assesses performance.

The Company determines its operating segments and reports segment information in accordance with how the Company’s CODM allocates resources and assesses performance. The CODM of the Company uses Segment Adjusted EBITDA to evaluate the financial performance of and allocate resources among our operating segments. Also see Part II — Item 8 — Note 19. Segment Reporting, in the Notes to the Consolidated Financial Statements prepared under the Non-Investment Basis for more information regarding our segment determination.

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

Segment Adjusted EBITDA is determined for our segments consistent with the adjustments noted above for but further excludes unallocated corporate expenses, including non-recurring professional fees associated with the Acquisition and change in status, as these items are centrally controlled and are not directly attributable to any reportable segment.
The following table reconciles total Segment Adjusted EBITDA to Net income (loss) attributable to Greenbacker Renewable Energy Company LLC:

	For the three months ended December 31, 2022	For the period from May 19, 2022 through December 31, 2022
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$18,419,031	$53,626,933
IM Adjusted EBITDA	(4,953,503)	(8,479,896)
Total Segment Adjusted EBITDA	$13,465,528	$45,147,037

Reconciliation:
Total Segment Adjusted EBITDA	$13,465,528	$45,147,037
Unallocated corporate expenses	(9,358,448)	(18,766,648)
Total Adjusted EBITDA	4,107,080	26,380,389

Less:
Share-based compensation expense	2,726,900	6,903,931
Change in fair value of contingent consideration	1,300,000	2,100,000
Non-recurring professional fees associated with the Acquisition and change in status	2,893,260	7,593,649
Depreciation, amortization and accretion(1)	23,121,330	49,771,964
Operating loss	$(25,934,410)	$(39,989,155)

Interest expense, net	(6,509,062)	(15,889,125)
Realized loss on interest rate swaps, net	(1,322,219)	(1,322,219)
Unrealized loss on interest rate swaps, net	(249,150)	(249,150)
Unrealized gain on investments, net	4,750,173	398,479
Other income (expense), net	363,849	(107,890)
Net loss before income taxes	$(28,900,819)	$(57,159,060)

Provision for income taxes	(4,123,471)	(3,005,119)
Net loss	$(33,024,290)	$(60,164,179)
Less: Net loss attributable to noncontrolling interests	(35,340,385)	(59,439,202)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$2,316,095	$(724,977)
(1) Includes contract amortization, net in the amount of $4.3 million and $10.5 million for the three months ended December 31, 2022 and for the period from May 19, 2022 through December 31, 2022, respectively, which is included in Contract amortization, net on the Consolidated Statement of Operations.

Non-GAAP Financial Measures
In addition to evaluating the Company’s performance on a U.S. GAAP basis, the Company utilizes certain non-GAAP financial measures to analyze the operating performance of our consolidated business (Adjusted EBITDA and FFO). Each of these measures should not be considered in isolation from or as superior to or as a substitute for other financial measures determined in accordance with U.S. GAAP, such as net income (loss) or operating income (loss). The Company uses these non-GAAP financial measures to supplement its U.S. GAAP results in order to provide a more complete understanding of the factors and trends affecting its operations.
You are encouraged to evaluate the adjustments to Adjusted EBITDA and FFO, including the reasons the Company considers them appropriate for supplemental analysis. The presentations of Adjusted EBITDA and FFO should not be construed as an inference that the future results the Company will be unaffected by unusual or nonrecurring items.
The Company further utilizes non-GAAP financial measures to determine the NAV and MSV of our shares.
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
The following table reconciles Net income (loss) attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA:

	For the three months ended December 31, 2022	For the period from May 19, 2022 through December 31, 2022
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$2,316,095	$(724,977)
Add back or deduct the following:
Net loss attributable to noncontrolling interests	(35,340,385)	(59,439,202)
Provision for income taxes	4,123,471	3,005,119
Interest expense, net	6,509,062	15,889,125
Realized loss on interest rate swaps, net	1,322,219	1,322,219
Unrealized loss on interest rate swaps, net	249,150	249,150
Unrealized gain on investments, net	(4,750,173)	(398,479)
Other (income) expense, net	(363,849)	107,890
Depreciation, amortization and accretion(1)	23,121,330	49,771,964
EBITDA	$(2,813,080)	$9,782,809
Share-based compensation expense	2,726,900	6,903,931
Change in fair value of contingent consideration	1,300,000	2,100,000
Non-recurring professional fees associated with the Acquisition and change in status	2,893,260	7,593,649
Adjusted EBITDA	$4,107,080	$26,380,389
(1) Includes contract amortization, net in the amount of $4.3 million and $10.5 million for the three months ended December 31, 2022 and for the period from May 19, 2022 through December 31, 2022, respectively, which is included in Contract amortization, net on the Consolidated Statement of Operations.
FFO
FFO is a non-GAAP financial measure that the Company uses as a performance measure to analyze net earnings from operations without the effects of certain non-recurring items that are not indicative of the ongoing operating performance of the business.
FFO is calculated using Adjusted EBITDA less the impact of interest expense (excluding the non-cash component) and distributions to tax equity investors under the financing facilities associated with our IPP segment. The Company does not include any distributions made to GDEV limited partners in the calculation of FFO. For the period from May 19, 2022 through December 31, 2022, the distributions to the limited partners were the result of an exit from a historical investment whereby GDEV collected on an existing loan made to a third-party and distributed a portion of the proceeds to the limited partners. The Company excludes these distributions as the underlying source of distribution (collection of a loan) is not recorded within Adjusted EBITDA and is therefore not a component of our earnings from operations.
The Company believes that the analysis and presentation of FFO will enhance our investor’s understanding of the ongoing performance of our operating business. The Company will consider FFO, in addition to other GAAP and non-GAAP measures, in assessing operating performance and as a proxy for growth in distribution coverage over the long-term.
FFO should not be considered in isolation from or as a superior to or as a substitute for net income (loss), operating income (loss) or any other measure of financial performance calculated in accordance with U.S. GAAP.
The following table reconciles Net income (loss) attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and then to FFO:

	For the three months ended December 31, 2022	For the period from May 19, 2022 through December 31, 2022
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$2,316,095	$(724,977)
Add back or deduct the following:
Net loss attributable to noncontrolling interests	(35,340,385)	(59,439,202)
Provision for income taxes	4,123,471	3,005,119
Interest expense, net	6,509,062	15,889,125
Realized loss on interest rate swaps, net	1,322,219	1,322,219
Unrealized loss on interest rate swaps, net	249,150	249,150
Unrealized gain on investments, net	(4,750,173)	(398,479)
Other (income) expense, net	(363,849)	107,890
Depreciation, amortization and accretion(1)	23,121,330	49,771,964
Share-based compensation expense	2,726,900	6,903,931
Change in fair value of contingent consideration	1,300,000	2,100,000
Non-recurring professional fees associated with the Acquisition and change in status	2,893,260	7,593,649
Adjusted EBITDA	$4,107,080	$26,380,389
Cash portion of interest expense	(3,731,978)	(11,782,595)
Distributions to tax equity investors	(3,769,534)	(11,362,597)
FFO	$(3,394,432)	$3,235,197
(1) Includes contract amortization, net in the amount of $4.3 million and $10.5 million for the three months ended December 31, 2022 and for the period from May 19, 2022 through December 31, 2022, respectively, which is included in Contract amortization, net on the Consolidated Statement of Operations.
Net Asset Value and Monthly Share Value
Net Asset Value
Prior to the Acquisition, we determined NAV for presentation in our U.S. GAAP financial statements. The Company has historically utilized NAV as the input into both MSV and the offering price of our shares. As a result of the Acquisition, under the Non-Investment Basis, NAV is no longer presented in our Consolidated Financial statements effective May 19, 2022 and forward. However, the Company continues to calculate both NAV and MSV in accordance with valuation guidelines as approved by our Board of Directors. The Company offers shares pursuant to the DRP and accepts repurchases under the SRP. Both the DRP and the SRP are based upon the current MSV per class in effect.
The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will differ from the book value of our equity reflected in our Consolidated Financial Statements as prepared under the Non-Investment Basis. Under the Non-Investment Basis, we are required to issue Consolidated Financial Statements based on historical cost in accordance with U.S. GAAP. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the U.S. GAAP principles set forth in ASC Topic 820, Fair Value Measurements (“ASC 820”).
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
The following table reconciles total equity per our Consolidated Balance Sheet prepared under the Non-Investment Basis as of December 31, 2022 to our NAV:

December 31, 2022
Total equity	$1,788,681,853
Add back or deduct the following:
Noncontrolling interests	(84,007,911)
Accumulated unrealized appreciation (depreciation) in fair value of investments	16,624,532
Net asset value (members' equity)	$1,721,298,474

Shares outstanding	198,044,410
NAV per share	$8.69
The aggregate NAV of the Company’s common shares as of December 31, 2022 is $1,721.3 million, or $8.69 per share, and was determined in accordance with the valuation guidelines as approved by the Company’s Board of Directors. As discussed in Note 2. Significant Accounting Policies under the Non-Investment Basis, prior to the May 19, 2022 change in status, the Company recorded its renewable energy projects at fair value and recorded the changes in fair value as an unrealized gain or loss. Upon the change in status, this fair value accounting is no longer applicable, and the Company presents on a consolidated basis the underlying assets and liabilities of its subsidiaries in accordance with the applicable U.S. GAAP.

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
The following table provides for a breakdown of the major components of our NAV as of December 31, 2022:

Components of NAV	December 31, 2022
Investment in renewable energy projects and secured loans, at fair value	$2,191,502,269
Cash and cash equivalents and Restricted cash	190,698,092
Derivative assets	195,839,516
Other current assets	45,918,320
Other noncurrent assets	326,230,024
Other current liabilities	(77,374,743)
Long-term debt, net of current portion	(953,548,526)
Other noncurrent liabilities	(197,966,478)
Net Asset Value	$1,721,298,474
Shares outstanding	198,044,410
The following table provides a breakdown of our total NAV and NAV per share by class as of December 31, 2022:

	Class
	A	C	I	P-A	P-I	P-D	P-S	P-T	Total
NAV	$134,102,828	$21,634,185	$53,213,100	$7,004,571	$1,104,046,479	$1,685,206	$397,506,168	$2,105,937	$1,721,298,474
Shares outstanding	16,140,997	2,672,994	6,403,191	814,900	125,313,984	191,573	46,261,457	245,314	198,044,410
NAV per share as of December 31, 2022	$8.308	$8.094	$8.310	$8.596	$8.810	$8.797	$8.593	$8.585

Monthly Share Value
In addition to the description above to determine our non-GAAP NAV, we have adopted a model, as explained below, that adjusts NAV to MSV. The Company offers shares pursuant to the DRP and accepts repurchases under the SRP. Both the DRP and the SRP are based upon the current MSV per class in effect.
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
The Company’s quarterly process to determine MSV per share class is performed in accordance with procedures approved by the Company’s Board of Directors. The MSV per share class as of December 31, 2022 was approved by the Company’s Board of Directors.
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
The following details the adjustments to reconcile members’ equity as determined under U.S. GAAP to our MSV:
•The accrued shareholder servicing fee represents the accrual for the full cost of the shareholder servicing fee for Class P-S, Class P-T and Class C shares. Under U.S. GAAP and NAV, we accrued the full cost of the shareholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum shareholder servicing fee) as an offering cost at the time we sold the Class P-S, Class P-T and Class C shares. For purposes of our MSV, we recognize the shareholder servicing fee as a reduction of MSV on a monthly basis as such fee is paid; and
•Under GAAP and NAV, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For MSV, such costs will be recognized as a reduction to MSV as they are charged to equity ratably over 60 months.
Results of Operations - Investment Basis
A discussion of the results of operations under the Investment Basis for the period from January 1, 2022 through May 18, 2022 and the year ended December 31, 2021 is included below. All references to the “LLC” in this “Results of Operations – Investment Basis” section refer to Greenbacker Renewable Energy Company LLC and it consolidated subsidiaries (GREC, GREC HoldCo, GREC Administration LLC, and Danforth Shared Services LLC) prior to the Acquisition, unless otherwise expressly stated or context requires otherwise.

	For the period from January 1, 2022 through May 18, 2022	For the year ended December 31, 2021
Investment income:
Dividend income	$12,547,447	$28,631,462
Interest income	1,279,349	3,919,675
Total investment income	$13,826,796	$32,551,137
Key Operating expenses:
Management fee expense	$10,661,560	$21,940,099
Performance participation fee	384,065	4,672,078
Administrator expenses	2,155,303	—
Other expenses	9,825,810	12,172,583
Total expenses	$23,026,738	$38,784,760
Net investment loss before taxes	(9,199,942)	(6,233,623)
(Benefit from) income taxes	(4,315,392)	(9,050,004)
Net investment (loss) income	$(4,884,550)	$2,655,809
Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized loss on investments	$(1,688)	$(29,182)
Net change in unrealized appreciation (depreciation) on:
Investments	13,647,821	56,023,470
Foreign currency translation	(26,172)	10,727
Swap contracts	35,266,332	2,248,926
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(13,223,285)	(17,888,961)
Net increase in net assets attributed to members' equity	$30,778,458	$43,020,789
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
The other major component of our revenue is interest income earned on the LLC's debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the period from January 1, 2022 through May 18, 2022 totaled $12.5 million, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $1.3 million. Dividend income for the year ended December 31, 2021 totaled $28.6 million, while interest income earned on the LLC's cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $3.9 million.
Expenses
For the period from January 1, 2022 through May 18, 2022, we incurred $23.0 million in operating expenses. For the year ended December 31, 2021, we incurred $38.8 million in operating expenses.
Prior to July 1, 2021, the base management fee payable to GCM was calculated at a monthly rate of 0.17% (2.00% annually) of our gross assets (including amounts borrowed up to $50.0 million) until gross assets exceed $800.0 million. The base management fee monthly rate decreased to 0.15% (1.75% annually) for gross assets between $800.0 million to $1.5 billion and 0.13% (1.50% annually) for gross assets greater than $1.5 billion. For services rendered under the advisory agreement, the base management fee was payable monthly in arrears, or more frequently as authorized under the advisory agreement. The base management fee was calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period were appropriately prorated. The base management fee had the ability to be deferred or waived, in whole or in part, at the election of GCM. All or any part of the deferred base management fee not taken as to any period was deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as determined by GCM in its sole discretion. On July 1, 2021, the LLC entered into the Advisory Agreement with GCM. Effective July 1, 2021, the base management fee payable to GCM was calculated at a monthly rate of 0.17% (2.00% annually) of the net assets until the net assets exceed $800.0 million. The base management fee monthly rate will decrease to 0.15% (1.75% annually) for net assets between $800.0 million to $1.5 billion and to 0.13% (1.50% annually) for net assets greater than $1.5 billion. Following the completion of the Acquisition and the termination of the Advisory Agreement, the LLC no longer pays a management fee to GCM. For the period from January 1, 2022 through May 18, 2022, we incurred $10.7 million, in management fees, due to the increase in net assets most notably in 2021 due to a significant increase in capital raised. For the year ended December 31, 2021, GCM earned $21.9 million in management fees.
The Special Unitholder, an entity affiliated with GCM, held the special unit in LLC entitling it to a performance participation fee as well as a liquidation performance participation fee payable upon a listing or a liquidation. The fees paid to the Special Unitholder as outlined in the Fourth Operating Agreement were effective for periods subsequent to March 31, 2020 and prior to May 18, 2022. For the period from January 1, 2022 through May 18, 2022, we incurred $0.4 million in performance fees. For the year ended December 31, 2021, we incurred $4.7 million in performance fees.
For the period from January 1, 2022 through May 18, 2022, we incurred $2.2 million in expenses from Greenbacker Administration (the “Administrator”) in excess of the dividend income from the project companies due to the structure of certain of the project company agreements that only allow for distributions to be determined quarterly. These expenses related to certain asset management, construction management, compliance and oversight services, as well as accounting and administrative services performed by the Administrator, and are recorded to Administrator expenses on the Consolidated Statements of Operations.
The residual expenses incurred during the period from January 1, 2022 through May 18, 2022 included other operating expenses such as other professional fees and legal expenses, which consisted of certain costs associated with the Acquisition and the transition to Non-Investment Basis.
Lastly, for the period from January 1, 2022 through May 18, 2022, we generated a tax (benefit) of $(4.3) million. For the year ended December 31, 2021, the LLC generated a tax (benefit) of $(9.1) million. The benefit recorded within Net investment (loss) income is mainly derived from net operating losses incurred by the LLC.
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
For the period from January 1, 2022 through May 18, 2022, the LLC recognized a net change in unrealized appreciation of $48.9 million, driven by the change in value of investments and swap contracts.
For the year ended December 31, 2021, we recorded a net change in unrealized appreciation of $58.3 million driven by the change in value of investments and swap contracts. The realized gain (loss) for the year ended December 31, 2021 were not material.
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

The (provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts was $(17.9) million for the year ended December 31, 2021. The provision is mainly derived from unrealized tax basis gains on the LLC's investments offset by net operating losses incurred and investment tax credit carryforwards related to the LLC's investments which, unlike for financial statement purposes under U.S. GAAP, are consolidated for tax purposes.
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
For the year ended December 31, 2021, we recorded a net increase in net assets resulting from operations of $43.0 million or $0.34 per share. The increase in net assets for the year ended December 31, 2021 primarily relates to our net unrealized appreciation on investments and swap contracts, offset by our net investment income earned during the period and change in benefit from deferred taxes on unrealized appreciation (depreciation) on investments.
Electricity Production by Our Fleet
Our strategy of purchasing distributed generation and opportunistic utility scale projects enables us to continue building a highly diversified portfolio. While buying and operating smaller projects poses certain challenges compared with buying large single projects, we see significant benefits associated with these smaller projects in terms of investment return potential, due to less competition with large capital providers, opportunity to buy pipelines of deals from developers, and the overall scalability of the asset class, where solar and wind projects can be purchased to match capital inflows.
The power-production capacity of the Company’s operating fleet of renewable energy projects increased by 178 MW on a year-over-year basis, as the Company acquired new operating projects and its under-construction projects entered commercial operation. This expansion included a new milestone: the Company's largest operating clean energy asset to date. The 104 MW solar project reached commercial operation in late June 2022, and has begun producing clean energy in Carbon County, Utah.
As illustrated below, this capacity growth enabled the Company’s fleet of clean energy projects to produce well over 2,350,000 MWh of total power during the year ended December 31, 2022, marking a year-over-year increase of 59%. The increased production included more than 1,060,000 MWh of solar energy and more than 1,190,000 MWh of wind power, representing year-over-year growth of 84% and 49%, in the respective energy segments.

MWh by Technology	For the three months ended December 31, 2022	For the year ended December 31, 2022	For the three months ended December 31, 2021	For the year ended December 31, 2021	QoQ change for the period ended December 31, 2022	YoY change for the year ended December 31, 2022
Commercial Solar	202,513	1,067,114	114,715	580,330	77%	84%
Wind	334,616	1,198,236	262,975	804,558	27%	49%
Biomass	20,568	90,385	24,810	95,033	(17)%	(5)%
Total	557,697	2,355,735	402,500	1,479,921	39%	59%

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
We expect that our primary sources of financing will be through corporate-level credit facilities or other secured and unsecured borrowings, but we may also issue equity or debt securities. In addition, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, tax equity bridge loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, other sources of capital may include tax equity financings and governmental grants.
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
Our liquidity plans are subject to a number of risks and uncertainties, including those described in Part I — Item 1A. Risk Factors of this Annual Report some of which are outside of our control. Macroeconomic conditions could hinder our business plans, which could, in turn, adversely affect our financing strategy.
As of December 31, 2022, the Company had $143.2 million in Cash and cash equivalents and $47.5 million in Restricted cash. Our current Cash, cash equivalents and Restricted cash balance is generally reflective of the cash necessary to fund normal operations. In 2023, we anticipate continuing to (1) increase our draw on current financing facilities; and (2) enter into new financing arrangements. Our primary sources of cash have generally consisted of:
•the net proceeds from our public and private offerings;
•cash flows generated from our renewable energy projects, including interest earned on secured loans;
•proceeds from sales of assets and capital repayments from investments;
•tax equity capital contributions in partnerships where the Company is the managing member; and
•borrowing capacity under current financing sources.
As of December 31, 2022, the Company had $987.1 million in outstanding notes payable.

	Outstanding	Interest rate	Maturity date
GREC Entity HoldCo	74,196,983	1 mo. LIBOR + 1.75%	June 20, 2025
Midway III Manager LLC	14,609,867	3 mo. LIBOR + 1.63%	October 31, 2025
Trillium Manager LLC	72,736,786	3 mo. LIBOR + 1.88%	June 9, 2027
GB Wind Holdco LLC	122,684,036	3 mo. LIBOR + 1.38%	November 22, 2027
Greenbacker Wind Holdings II LLC	72,476,839	3 mo. LIBOR + 1.88%	December 31, 2026
Conic Manager LLC	24,356,358	3 mo. LIBOR + 1.75%	April 1, 2028
Turquoise Manager LLC	31,687,423	3 mo. LIBOR + 1.25%	December 23, 2027
Eagle Valley Clean Energy LLC	35,112,342	1.91%	January 2, 2057
Eagle Valley Clean Energy LLC (Premium financing agreement)	1,063,438	6.99%	November 30, 2023
Greenbacker Equipment Acquisition Company LLC	6,500,000	Prime + 1.00%	March 31, 2023
ECA Finco I, LLC	19,756,803	3 mo. LIBOR + 2.25%	February 25, 2028
GB Solar TE 2020 Manager LLC	19,182,430	3 mo. LIBOR + 1.88%	October 30, 2026
Sego Lily Solar Manager LLC	137,445,285	1 mo. SOFR + 1.38%	August 17, 2028
Celadon Manager LLC	61,925,120	1 mo. SOFR + 1.50%	February 18, 2029
GRP II Borealis Solar LLC	41,787,517	3 mo. LIBOR + 2.50%	June 30, 2027
Ponderosa Manager LLC	147,080,167	1 mo. SOFR + 1.10%	Various
PRC Nemasket LLC	44,487,662	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	60,000,000	1 mo. SOFR + 1.75%	November 29, 2027
Total debt	$987,089,056
Less: Current portion of long-term debt	(95,869,554)
Less: Discount on long-term debt	(28,628,520)
Less: Deferred financing fees	(11,830,541)
Total long-term debt, net	$850,760,441
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
The weighted average interest rate including associated swap agreements and deferred financing costs on total debt outstanding was 3.59% as of December 31, 2022.
The following table sets forth certain information about our debt outstanding:

Period ending December 31	Principal Payments
2023	$100,174,824
2024	37,846,974
2025	103,930,544
2026	109,250,321
2027	284,224,979
Thereafter	351,661,414
$987,089,056
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
Changes in Cash Flows - Non-Investment Basis
The following table shows cash flows from operating activities, investing activities and financing activities for the stated period for the Company:

For the period from May 19, 2022 through December 31, 2022
Net cash provided by (used in) operating activities	$11,694,693
Net cash provided by (used in) investing activities	(468,097,376)
Net cash provided by (used in) financing activities	441,651,458
Increase (decrease) in cash, cash equivalents and restricted cash	(14,751,225)
Operating Activities
Net cash provided by operating activities was $11.7 million for the period from May 19, 2022 through December 31, 2022. The net loss for the period from May 19, 2022 through December 31, 2022, excluding the impact of non-cash items, resulted in a source of cash inflow of $8.4 million which is attributable to operating results from the Company’s IPP segment offset by operating losses on the IM segment and cash expenses for the Company’s corporate functions. The Company’s operating activities included an increase in net working capital of $3.3 million, primarily driven by the timing of collections on accounts receivable and changes to accounts payable and accrued expenses.
Investing Activities
Net cash used in investing activities was $468.1 million for the period from May 19, 2022 through December 31, 2022. Cash outflows were driven by $393.3 million of purchases of property, plant and equipment and relate primarily to payments made on ongoing construction projects within our solar and wind fleet, for remaining purchase price liabilities on existing projects and new acquisitions within the IPP segment. An additional cash outflow of $34.8 million was driven by the purchase of new investments for GDEV prior to deconsolidation, as well as loans made to other parties for $48.2 million, primarily the Cider and OYA secured loans. This was offset by $17.5 million received in principal repayments received, primarily from Chaberton and OYA, as well as $5.5 million proceeds from the sale of the Company’s investment in GDEV on November 18, 2022.
Financing Activities
Net cash provided by financing activities was $441.7 million for the period from May 19, 2022 through December 31, 2022. The Company's financing activities were driven by proceeds from borrowings of $499.7 million related to the Celadon Manager LLC, PRC Nemasket LLC, Sego Lily Solar Manager LLC, and Ponderosa Manager LLC debt facilities. In addition, contributions from GDEV and tax equity investors totaled $104.5 million. This was offset by distributions to shareholders of $51.5 million, and payments on borrowings of $81.6 million, primarily related to the GB Wind Holdco LLC, GREC Entity Holdco and Trillium Manager LLC debt. Results were further offset by $17.2 million for repurchases of shares pursuant to the SRP and distributions of $11.2 million to tax equity investors and GDEV investors prior to deconsolidation.
Changes in Cash Flows - Investment Basis
The following table shows cash flows from operating activities, investing activities and financing activities for the period from January 1, 2022 through May 18, 2022 and the year ended December 31, 2021 for the LLC:

	For the period from January 1, 2022 through May 18, 2022	For the year ended December 31, 2021
Net cash (used in) operating activities	$(71,665,183)	$(731,514,893)
Net cash provided by financing activities	57,864,270	848,702,449
(Decrease) increase in cash, cash equivalents and restricted cash	(13,800,913)	117,187,556

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
Net cash used in operating activities was $731.5 million for the year ended December 31, 2021. Cash flows used in operating activities before net working capital changes was $725.2 million, which largely consisted of gross funding of new or existing investments and purchases of money market funds, offset by return of capital. The cash used in gross funding of new or existing investments of $1.1 billion was driven primarily by commercial solar assets, as well as the procurement of equipment, and the acquisition of a 50.7 MW pre-operational wind project located in California.
Financing Activities
Net cash provided by financing activities was $57.9 million for the period from January 1, 2022 through May 18, 2022. The LLC’s financing activities were primarily driven by proceeds from issuance of common shares, net for $105.2 million, which consisted of new capital raised during the period from January 1, 2022 through May 18, 2022. This was offset by $30.9 million of payments for distributions to shareholders and $13.8 million of repurchases of shares pursuant to the SRP.
Net cash provided by financing activities was $848.7 million for the year ended December 31, 2021. The LLC’s financing activities were primarily driven by proceeds from issuance of common shares, net for $933.9 million, which consisted of new capital raised during the year ended December 31, 2021. This was offset by $55.1 million of payments for distributions to shareholders and $20.7 million for repurchases of shares pursuant to the SRP, as well as payments on borrowings of $8.0 million.
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
See Note 11. Derivative Instruments Consolidated Financial Statements (Non-Investment Basis) for further information with respect to the Company's derivative instruments.
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
Investment in To-Be-Constructed Assets
Pursuant to various engineering, procurement and construction contracts to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $157.5 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2023 into 2024. In addition, pursuant to various membership interest purchase agreements to which the Company via its subsidiaries are a party, the Company has committed an outstanding balance of approximately $943.4 million to complete the closing pursuant to all conditions being met under the membership interest purchase agreements as of December 31, 2022. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
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
If any of our REC counterparties fail to satisfy their contractual obligations, our revenues may decrease under replacement agreements and we may incur expenses locating and executing such replacement agreements. For the majority of the forward REC contracts currently effective as of December 31, 2022, GREC and/or the Company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of December 31, 2022.
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures which are governed by various agreements to which certain of the Company's subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $452.3 million as of December 31, 2022. As of December 31, 2022, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
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

Cash distributions for the year ended December 31, 2022 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s change in acquisition strategy to include a greater number of pre-operational assets that are not yet generating cash from operations, a significant amount of distributions will continue to be funded from other external financing sources until such projects become operational. Management fee and incentive fee revenue from our IM segment will also be utilized as a source of capital to fund distributions as this portion of our business grows.
Off-Balance Sheet Arrangements
As of December 31, 2022, we do not have off-balance sheet arrangements.
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
Non-Investment Basis
Basis of Presentation
Since inception and prior to the Acquisition, the Company’s historical financial statements were prepared using the investment company basis of accounting in accordance with ASC 946. ASC 946, or Investment Basis, requires that if there is a subsequent change in the purpose and design of an entity, the entity should reevaluate its status as an investment company. As a result of the Acquisition and other steps taken by the Company to transition the focus of the Company’s business from being an investor in clean energy projects to a diversified independent power producer coupled with an asset management business, the Company no longer exhibits the fundamental characteristics of, and no longer qualifies as, an investment company. The Company discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively in accordance with other U.S. GAAP topics, or Non-Investment Basis, as of the date of the change in status, or May 19, 2022.
Noncontrolling Interests, Redeemable Noncontrolling Interests and Hypothetical Liquidation at Book Value
NCI represent the portion of the Company’s net income (loss), net assets and comprehensive income (loss) that are not allocable to the Company as they represent third-party interests in the net assets of the respective entity and are based on the contractual allocations within the respective operating agreement or allocated to NCI attributable to the limited partner investors.
For certain NCI when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, the Company considers ASC Topic 970, Real Estate - General and applies the HLBV method of reporting. Under the HLBV method, the amounts of income and loss attributed to the NCI reflect the changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under U.S. GAAP. The third-party noncontrolling interests in the Consolidated Statement of Operations and Consolidated Statement of Comprehensive Income (Loss), are determined based on the difference in the carrying amounts of NCI on the Consolidated Balance Sheet between reporting dates, adjusted for any capital transactions between the Company and third-party investors that occurred during the respective period.
The Company accounts for the portion of net assets in the consolidated entities attributable to the noncontrolling investors as RNCI or NCI in its Consolidated Financial Statements using the HLBV method. NCI in subsidiaries that are redeemable at the option of the NCI holder are classified as RNCI on the Consolidated Balance Sheet.

Fair Value Measurements
ASC 820 prioritizes the use of market-based inputs over entity-specific inputs and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation. The three levels of valuation hierarchy are defined as follows:
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
Certain of these PPAs are accounted for as leases. ASC Topic 842, Leases (“ASC 842”), requires the minimum lease payments received to be amortized over the term of the lease and variable lease revenue to be recorded in the period when the changes in facts and circumstances on which the variable lease payments are based occur. See further detail regarding the Company’s PPAs accounted for as leases in Note 9. Leases. Sales are subject to economic and weather conditions and may fluctuate based on changes in the industry, regulatory policies, tax incentives, trade policies, and financial markets.
The Company has identified the sale of renewable energy and capacity, and when bundled into the PPA, RECs, as the performance obligations within its PPAs. The Company transfers control of the electricity and capacity over time and the customer simultaneously receives and consumes the benefits provided by the Company's performance as it performs. The RECs bundled into PPAs are generated upon generation of renewable power from our renewable energy generating assets. Accordingly, the Company has concluded that the sale of electricity, capacity, and when included in the contract, RECs, represent series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. Each distinct transfer of electricity in kWh that the Company promises to transfer to the customer meets the criteria to be a performance obligation satisfied over time. The Company recognizes revenue based on the amount metered and invoiced on the basis of the contract prices multiplied by kWh delivered. The Company applies the invoicing practical expedient to recognize revenue in circumstances where the amount is determined based on the output produced.
Renewable Energy Credits Sales and Other Incentives
The Company has concluded the sale of RECs performance obligation that are not required to be generated by a specific renewable energy generating asset is satisfied at the point in time in which control is transferred to the customer, which may be upon delivery of the attributes or delivery of the related renewable energy, dependent on whether the contract number of RECs is a fixed amount or based upon the amount of power generated. This represents the point in time where the Company has a present right to payment and the customer has significant risks and rewards related to ownership of the RECs.
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
Loans are placed on non-accrual status when principal and interest are 90 days or more past due, or when there is a reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as revenue or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in management’s judgment, is likely to remain current.
Goodwill
Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration, over the assigned fair values of the identifiable net assets acquired. Goodwill is not amortized and is tested for impairment at least on an annual basis during the fourth quarter or more frequently if facts or circumstances indicate that the goodwill might be impaired. In assessing goodwill for impairment, the Company may elect to use a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the Company determines it is not more likely than not that the fair value of goodwill is less than its carrying amount, the Company will not be required to perform any additional tests in assessing goodwill for impairment. If the Company concludes otherwise, or elects not to perform the qualitative assessment, then the Company will be required to perform the quantitative impairment test. If the estimated fair value of the reporting unit is less than its carrying value, the Company performs additional quantitative analysis to determine if the reporting unit’s goodwill has been impaired. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.
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
Incomes Taxes
The Company intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the Company will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the Company does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation, and the Company would become taxable as a corporation for U.S. federal income tax purposes under the Internal Revenue Code. The Company would be required to pay income tax at corporate rates on its net taxable income. To the extent of the Company’s earnings and profits, the payment of the distributions would not be deductible by the Company, and distributions to members from the Company would constitute dividend income taxable to such members.
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
PTCs are recognized as wind energy from qualified projects is generated and sold, based on a per kWh rate prescribed in applicable federal and state statutes. The tax benefits of PTCs are recognized as either reductions to current income taxes payable, unless limited by tax law in which instance they are deferred tax assets with a carry forward period of 20 years. The Company recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service.
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
Leases
In February 2016 and as subsequently modified, the FASB issued ASU No. 2016-02, Leases, or ASC 842, with the objective to increase transparency and comparability among organizations related to their leasing arrangements. This comprehensive new standard amends and supersedes existing lease accounting guidance and is intended to increase transparency and comparability among organizations by recognizing ROU lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. Lease expense continues to be recognized in a manner similar to legacy U.S. GAAP. As of December 31, 2022, the Company was no longer considered an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. For as long as the Company was an “emerging growth company,” we were permitted to take advantage of certain exemptions from various reporting requirements or extended transition periods for complying with new or revised accounting standards, including adoption of this ASU for fiscal years beginning after December 15, 2021. The Company adopted ASC 842 effective January 1, 2022 using the modified retrospective approach.
Under ASC 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. The Company’s contracts determined to be or contain a lease include explicitly or implicitly identified assets where the lessee has the right to control the use of the assets during the lease term.
To reduce the burden of adoption and ongoing compliance with ASC 842, a number of practical expedients and policy elections are available under the new guidance. The Company elected the “package of practical expedients” permitted under the transition guidance, which allowed the Company to not reassess whether contracts entered into prior to adoption are or contain leases and also allowed the Company to carryforward the historical lease classification for existing leases. The Company also elected the hindsight practical expedient and therefore reassessed the lease term for existing leases.
The Company made an accounting policy election under ASC 842 not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease.
Investment Basis
Basis of Presentation
For the period through May 18, 2022, the LLC's Consolidated Financial Statements were prepared using the specialized accounting principles of ASC 946. In accordance with this specialized accounting guidance, the LLC recognized and carried all its investments, including investments in the underlying operating entities at fair value with changes in fair value recognized in earnings. Additionally, the LLC did not apply the equity method of accounting to its investments. The LLC carried its liabilities at amounts payable, net of unamortized premiums or discounts. The LLC did not elect to carry its non-investment liabilities at fair value. Net assets were calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.
Valuation of Investments at Fair Value
ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value. The LLC recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of the investments.
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
In regard to the market price of other commodities, increases in the costs of raw materials used in the construction of our renewable energy assets, could materially adversely affect the cost required to bring our projects to commercial operation. To mitigate this risk, we (i) when possible, share this risk with developers from whom we purchase in construction and pre-construction assets and (ii) pursue large forward procurement strategies to secure equipment for our in construction portfolio from large and credit worthy suppliers of equipment with fixed price contracts. When we do assume pricing risk for equipment, we budget for what we believe are conservative contingencies within our construction budgets.
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
Changes in Government Incentives
Retrospective changes in the levels of government incentives may have a negative impact on our current renewable energy projects. Prospective changes in the levels of government incentives, including renewable energy credits and investment tax credits, may impact the relative attractiveness of future acquisitions in various renewable energy projects, which could make it difficult for the Company to find suitable acquisitions in the sector.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors
Greenbacker Renewable Energy Company, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Greenbacker Renewable Energy Company, LLC and subsidiaries (the Company) as of December 31, 2022 and the related consolidated statement of operations, comprehensive income (loss), redeemable noncontrolling interests and equity, and cash flows for the period from May 19, 2022 through December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period from May 19, 2022 through December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company discontinued the application of investment company accounting guidance in Financial Accounting Standards Board Accounting Standard Codification Topic 946, Financial Services - Investment Companies as of May 19, 2022, and prospectively applied other generally accepted accounting principles for companies which are not investment companies.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of tax equity partnerships
As discussed in Notes 5, 13, and 16 of the consolidated financial statements (non-investment basis), the Company participates in certain tax equity partnerships that qualify as variable interest entities (VIEs). For certain noncontrolling interests (NCI) when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, the Company applies the HLBV method of reporting. Under the HLBV method, the amounts of income and loss attributed to the NCI reflect the changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership. Nonredeemable noncontrolling interests as of December 31, 2022, and net loss attributable to noncontrolling interests for the period ended May 19 2022 to December 31, 2022 were $83.3 million and $60.7 million, respectively.
We identified the evaluation of tax equity partnerships as a critical audit matter. This was due to the challenging, subjective, and complex auditor judgement required to evaluate the HLBV methodology, which included specialized skills and knowledge to evaluate that the HLBV methodology used was consistent with the liquidation provisions of the underlying operating and partnership agreements, which can be based on complex income tax rules and regulations.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s review of the HLBV model, including controls related to review of the setup and accounting of the partnership liquidation model in relation to the operating and partnership agreements provisions, as well as the applicable tax regulations. We read the operating and partnership agreements and compared them against the Company’s partnership liquidation model for the corresponding tax equity partnership. We involved tax professionals with specialized skills and knowledge, who assisted in:
•analyzing the tax status of the entities and the requirements of the operating and partnership agreement provisions, as well as the partnership tax regulations.
•evaluating the Company’s methodology for calculating the hypothetical liquidation amounts for a partnership in accordance with the operating and partnership agreement provisions, as well as the partnership tax regulations.

Valuation of channel partner relationships intangible asset and contingent consideration
As discussed in Note 3 of the consolidated financial statements (non-investment basis), on May 19, 2022, the Company completed a management internalization transaction pursuant to which it acquired substantially all of the business and assets including intellectual property and personnel of its external advisor, Greenbacker Capital Management (GCM), Greenbacker Administration, Greenbacker Development Opportunities GP I, LLC (GDEV GP) (collectively, the “Acquired Entities”) for a total purchase consideration of $294.1 million. As a result of the transaction the Company acquired channel partner relationship intangible assets with an acquisition-date fair value of $94.7 million. Additionally, as part of the total purchase consideration, the Company recorded contingent consideration related to approximately 13 million of a newly created common shares of the Company designated as “the Earnout Shares”. The Earnout Shares are part of the purchase consideration and are non-participating shares until the achievement of separate benchmark quarter-end run-rate revenue targets applicable to each series at which point they will become Participating Earnout Shares.  The acquisition-date fair value determined for the contingent consideration was $73.6 million.
We identified the evaluation of the initial fair value of the of the channel partner relationship intangible asset (channel partner relationships) and the initial contingent consideration from the acquisition of the Acquired Entities as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions in the discounted cash flow models used to determine the fair value of the channel partner relationships and in the Monte-Carlo simulation to determine the fair value of the contingent consideration. Such assumptions included in the valuation of the channel partner relationships included projected capital raise, attrition rate, and discount rate applied.  Such assumptions included in the valuation of the contingent consideration included projected revenue run-rate, revenue volatility, and share price volatility.   Changes in these assumptions could have a significant impact on the fair value of the channel partner relationships or contingent consideration liability.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s acquisition date valuation process, specifically controls over the development of the above listed assumptions used to value the channel partner relationships and contingent consideration. We evaluated the projected capital raise and the associated projected revenue run-rate, along with the attrition rate by comparing these assumptions to the pre-acquisition historical performance of both the Company and the Acquired Entities. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the customer attrition rate utilized by the Company in the fair value of the channel partner relationships by observing relationship assets recorded in financial statements of public companies related to the acquisitions of asset managers and compared the relationship assets percentage of total acquired net assets in the aforementioned public companies to that of the Company
•evaluating the Company’s discount rate utilized by the Company for the channel partner relationships by comparing the aforementioned rate against a discount rate range that was independently developed using observable market data from a guideline public company set
•evaluating the Company’s expected share price and revenue volatility utilized in the Company’s contingent consideration calculation by comparing the aforementioned volatilities against share price and revenue volatility indications that were independently developed based upon observable market data from a guideline public comparable company set and adjustments to capture Company-specific factors
•developing a fair value estimate of the channel partner relationship intangible assets using the Company’s cash flow projections and independently developed discount rate and comparing it to the Company’s estimate.
•developing a fair value estimate of the contingent consideration using a parallel Monte-Carlo simulation and comparing it to the Company’s estimate.
We have served as the Company’s auditor since 2012.

New York, New York
March 31, 2023

Consolidated Financial Statements (Non-Investment Basis)
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$143,223,982
Restricted cash	47,474,110
Accounts receivable	20,440,153
Derivative assets, current	24,446,790
Notes receivable, current	59,106,434
Other current assets	29,624,295
Total current assets	324,315,764
Noncurrent assets:
Property, plant and equipment, net	1,889,705,529
Intangible assets, net	540,620,964
Goodwill	221,313,776
Investments, at fair value	92,554,266
Derivative assets	171,392,726
Other noncurrent assets	147,339,466
Total noncurrent assets	3,062,926,727
Total assets	$3,387,242,491

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$50,701,644
Shareholder distributions payable	9,670,283
Contingent consideration, current	25,891,317
Current portion of long-term debt	95,869,554
Redemptions payable	32,198,102
Other current liabilities	10,861,131
Total current liabilities	225,192,031
Noncurrent liabilities:
Long-term debt, net of current portion	850,760,441
Contingent consideration	75,700,000
Deferred tax liabilities, net	85,654,803
Operating lease liabilities	101,281,144
Out-of-market contracts, net	218,112,321
Other noncurrent liabilities	39,825,898
Total noncurrent liabilities	1,371,334,607
Total liabilities	$1,596,526,638

Commitments and contingencies (Note 13. Commitments and Contingencies)

Redeemable noncontrolling interests	2,034,000

Equity:
Preferred shares, par value, $0.001 per share, 50,000,000 authorized; none issued and outstanding	—
Common shares, par value, $0.001 per share, 350,000,000 authorized, 198,044,410 outstanding	198,044
Additional paid-in capital	1,763,061,377
Accumulated deficit	(114,679,721)
Accumulated other comprehensive income	56,094,242
Noncontrolling interests	84,007,911
Total equity	1,788,681,853
Total liabilities, redeemable noncontrolling interests and equity	$3,387,242,491
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

For the period from May 19, 2022 through December 31, 2022
Revenue
Energy revenue	$101,595,947
Investment Management revenue	1,918,911
Other revenue	7,505,530
Contract amortization, net	(10,529,266)
Total revenue	100,491,122

Operating expenses
Direct operating costs	55,888,695
General and administrative	45,442,346
Depreciation, amortization and accretion	39,149,236
Total operating expenses	140,480,277

Operating loss	(39,989,155)

Interest expense, net	(15,889,125)
Realized loss on interest rate swaps, net	(1,322,219)
Unrealized loss on interest rate swaps, net	(249,150)
Unrealized gain on investments, net	398,479
Other expense, net	(107,890)

Net loss before income taxes	(57,159,060)
Provision for income taxes	(3,005,119)
Net loss	(60,164,179)
Net loss attributable to noncontrolling interests	(59,439,202)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(724,977)

Earnings per share
Basic	$0.00

Weighted average shares outstanding
Basic	201,667,520
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the period from May 19, 2022 through December 31, 2022
Net loss	$(60,164,179)

Other comprehensive income, net of tax:
Unrealized gain on derivatives designated as cash flow hedges, net of tax	56,094,242
Total other comprehensive income, net of tax	$56,094,242

Comprehensive loss	(4,069,937)
Less: Comprehensive loss attributable to noncontrolling interests	(59,439,202)
Comprehensive income attributable to Greenbacker Renewable Energy Company LLC	$55,369,265
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of May 19, 2022	177,455,448	$177,455	$1,574,042,087	$(30,479,634)	$—	$72,779,714	$1,616,519,622	$2,034,000
Consolidation of Greenbacker Development Opportunities Fund I, LP	—	—	—	—	—	45,445,898	45,445,898	—
Deconsolidation of Greenbacker Development Opportunities Fund I, LP	—	—	—	21,969	—	(66,215,297)	(66,193,328)	—
Consolidation of Greenbacker Development Opportunities Fund I GP	—	—	—	—	—	533,315	533,315	—
Issuance of common shares as consideration transferred for Acquisition	24,393,025	24,393	214,902,546	—	—	—	214,926,939	—
Issuance of common shares under distribution reinvestment plan	1,790,050	1,790	15,644,549	—	—	—	15,646,339	—
Repurchases of common shares	(5,614,980)	(5,615)	(49,399,559)	—	—	—	(49,405,174)	—
Other capital activity	16,279	16	967,827	130,875	—	—	1,098,718	—
Deferred sales commissions	—	—	—	(8,755,340)	—	—	(8,755,340)	—
Shareholder distributions	—	—	—	(74,872,614)	—	—	(74,872,614)	—
Other comprehensive income	—	—	—	—	56,094,242	—	56,094,242	—
Contributions from noncontrolling interests, net	—	—	—	—	—	104,848,470	104,848,470	—
Distributions to noncontrolling interests	—	—	—	—	—	(13,944,987)	(13,944,987)	—
Share-based compensation expense	4,588	5	6,903,927	—	—	—	6,903,932	—
Net loss	—	—	—	(724,977)	—	(59,439,202)	(60,164,179)	—
Balances as of December 31, 2022	198,044,410	$198,044	$1,763,061,377	$(114,679,721)	$56,094,242	$84,007,911	$1,788,681,853	$2,034,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from May 19, 2022 through December 31, 2022
Cash Flows from Operating Activities
Net loss	$(60,164,179)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	49,678,502
Provision for doubtful accounts	181,698
Share-based compensation expense	6,903,927
Changes in fair value of contingent consideration	2,100,000
Amortization of financing costs and debt discounts	2,476,373
Amortization of interest rate swap contracts into net loss	3,280,384
Realized gain on sale of investment in GDEV	(286,637)
Unrealized gain on investments	(398,479)
Provision for income taxes	3,005,119
Change in the carrying amount of ROU assets	1,658,593
Changes in operating assets and liabilities:
Accounts receivable	7,641,112
Other current and noncurrent assets	(5,208,892)
Accounts payable and accrued expenses	(2,723,285)
Operating lease liabilities	31,827
Other current and noncurrent liabilities	3,518,630
Net cash provided by operating activities	11,694,693

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(393,257,250)
Deposits paid for property, plant and equipment	(16,449,780)
Purchases of investments	(34,801,034)
Loans made to other parties	(48,237,785)
Receipts from loans made to other parties	17,466,949
Cash acquired from Acquisition and consolidation of GDEV, net	1,714,463
Proceeds from sale of investment in and deconsolidation of GDEV	5,467,061
Net cash used in investing activities	(468,097,376)

Cash Flows from Financing Activities
Shareholder distributions	(51,524,858)
Return of collateral paid for swap contract	11,827,000
Repurchases of common shares	(17,207,072)
Other capital activity	1,143,680
Deferred sales commissions	(1,851,886)
Contributions from noncontrolling interests	104,549,810
Distributions to noncontrolling interests	(11,150,952)
Proceeds from borrowings	499,654,015
Payments on borrowings	(81,620,812)
Payments for loan origination costs	(12,167,467)
Net cash provided by financing activities	441,651,458

Net decrease in Cash, cash equivalents and Restricted cash	(14,751,225)
Cash, cash equivalents and Restricted cash at beginning of period*	205,449,317
Cash, cash equivalents and Restricted cash at end of period	$190,698,092

Supplemental Disclosures
Interest paid, net of amounts capitalized	$12,987,837

Non-cash investing and financing activities
Deferred sales commission payable	10,973,113
Capital expenditures incurred but not paid	24,283,948
Non-cash distributions to noncontrolling interests	2,794,035
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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

These Notes to the Consolidated Financial Statements were prepared under the Non-Investment Basis as of December 31, 2022 and for the period from May 19, 2022 through December 31, 2022. All references to the "Company" in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries, unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
Note 1. Organization and Operations of the Company
Organization
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through GCM investment management services to funds within the sustainable infrastructure and renewable energy industry. As of December 31, 2022, the Company’s fleet comprised 456 renewable energy projects with an aggregate power production capacity of approximately 3.1 GW when fully operational. As of December 31, 2022, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
The Company conducts substantially all its operations through its wholly owned subsidiary, GREC. Until May 19, 2022, the Company was externally managed by GCM. As of and after May 19, 2022, the Company operates as a fully integrated and internally managed company after acquiring GCM and several other related entities, which are now wholly owned subsidiaries of GREC. The Company’s fiscal year-end is December 31.
The Company previously conducted continuous public offerings of Class A, C, and I shares of limited liability company interests, along with Class A, C, and I shares pursuant to the Company’s DRP. The public offerings were initially commenced in August 2013 and terminated March 29, 2019, raising a total of $253.4 million. The Company also privately offered Class P-A, P-I, P-D, P-T and P-S shares. These private offerings were conducted between April 2016 and March 16, 2022, raising a total of $1.4 billion. The Company currently offers the DRP pursuant to which shareholders may elect to have the full amount of cash distributions reinvested in additional shares. The Company also offers the SRP pursuant to which quarterly share repurchases are conducted to allow shareholders to sell shares back to the Company.

Management Internalization
On May 19, 2022, the Company completed the Acquisition pursuant to which it acquired substantially all of the business and assets, including intellectual property and personnel of its external advisor, GCM, an investment management and energy transition, renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), Greenbacker Administration and certain other affiliated companies. All of the acquired businesses and assets were immediately thereafter contributed by the Company to GREC. As a result of the Acquisition, the Company operates as a fully integrated and internally managed company with its own dedicated executive management team and other employees to manage its business and operations. The Company now operates with the capabilities of both an actively managed owner-operator of sustainable infrastructure and renewable energy businesses and as an active third-party investment manager of other funds within the sustainable infrastructure and renewable energy industry.
Refer to Note 3. Acquisitions for additional discussion of the Acquisition.
Note 2. Significant Accounting Policies

Basis of Presentation
Since inception and prior to the Acquisition, the Company’s historical financial statements were prepared using the investment company basis of accounting in accordance with ASC 946. ASC 946, or Investment Basis requires that if there is a subsequent change in the purpose and design of an entity, the entity should reevaluate its status as an investment company. As a result of the Acquisition and other steps taken by the Company to transition the focus of the Company’s business from being an investor in clean energy projects to a diversified independent power producer coupled with an investment management business, the Company no longer exhibits the fundamental characteristics of, and no longer qualifies as, an investment company. The Company discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively in accordance with Non-Investment Basis as of the date of the change in status, or May 19, 2022 (the closing date of the Acquisition). In accordance with ASC 946, the fair value of an investment at the date of the change in status shall be the investment's initial carrying amount on a Non-Investment Basis.
The Company's Consolidated Financial Statements for the period beginning on May 19, 2022 are prepared on a consolidated, Non-Investment Basis to include the financial position, results of operations, and cash flows of the Company and its consolidated subsidiaries rather than on an Investment Basis. This change in status and the accompanying accounting policies affect the comparability of the Consolidated Financial Statements as of and for the historical periods as presented in this annual report on Form 10-K (this “Annual Report”).
As such, this Annual Report includes the following:
Non-Investment Basis
•Consolidated Balance Sheet as of December 31, 2022
•Consolidated Statement of Operations for the period from May 19, 2022 through December 31, 2022
•Consolidated Statement of Comprehensive Income (Loss) for the period from May 19, 2022 through December 31, 2022
•Consolidated Statement of Redeemable Noncontrolling Interests and Equity for the period from May 19, 2022 through December 31, 2022
•Consolidated Statement of Cash Flows for the period from May 19, 2022 through December 31, 2022
•Notes to the Consolidated Financial Statements
Investment Basis
•Consolidated Statement of Assets and Liabilities as of December 31, 2021
•Consolidated Statements of Operations for the period from January 1, 2022 through May 18, 2022 and the year ended December 31, 2021
•Consolidated Statements of Changes in Net Assets for the period from January 1, 2022 through May 18, 2022 and the year ended December 31, 2021
•Consolidated Statements of Cash Flows from the period from January 1, 2022 through May 18, 2022 and the year ended December 31, 2021
•Consolidated Schedule of Investments as of December 31, 2021
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
•Certain footnotes have been changed or removed to reflect conformity with applicable U.S. GAAP under a Non-Investment Basis; and
•The Company re-evaluated its interests in all entities to determine whether they are variable interests, and re-evaluated its investments, including its investments in partially owned entities, to determine if they are VIEs, as required under ASC Topic 810, Consolidation ("ASC 810"). The Company also re-evaluated consolidation considerations for all of its investments in VIEs and partially owned entities, as required under ASC 810. Applicable disclosures related to VIEs and other partially owned entities have been included in these Notes to the Consolidated Financial Statements.
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
The Company will continue to recognize and measure its RNCI, Derivative assets (current and noncurrent) and Investments, at fair value. Refer to Note 16. Noncontrolling Interests and Redeemable Noncontrolling Interests, Note 11. Derivative Instruments and Note 6. Fair Value Measurements and Investments for further information surrounding fair value approach and inputs used.

As discussed below, the Company adopted ASC 842 as of January 1, 2022. On May 19, 2022, the Company also recognized operating lease, or ROU assets, of $95.1 million, operating lease liabilities, current of $1.2 million and operating lease liabilities, noncurrent of $93.5 million of its subsidiaries that were formerly part of the Company’s investments. The ROU asset and lease liability balances in the May 19, 2022 allocation are not included in the table above. See Note 9. Leases for further details on the ROU assets and lease liabilities recognized at May 19, 2022.
Basis of Consolidation
The Consolidated Financial Statements and related notes have been prepared on the Non-Investment Basis of accounting in accordance with U.S. GAAP and in conformity with the rules and regulations of the SEC applicable to financial information. The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and those of its subsidiaries in which it has a controlling financial and/or voting interest. All intercompany balances and transactions have been eliminated in consolidation. The Company determines whether it has a controlling interest in an entity by first evaluating whether the entity is a VIE under U.S. GAAP as discussed further below.
In connection with the Acquisition, the Company consolidated the results of operations and financial position of GDEV during the period May 19, 2022 through November 17, 2022. Management determined that GDEV is an investment company under ASC 946 for the purposes of financial reporting. In accordance with ASC 946, when an investment company’s results of operations are consolidated with and into the financial statements of a company that does not follow ASC 946, the results of operations and statement of financial position of the investment company shall continue to be presented in accordance with ASC 946. As such, in the preparation of the Consolidated Financial Statements during the period May 19, 2022 through November 17, 2022, GDEV was presented in the Consolidated Financial Statements of the Company utilizing ASC 946 accounting requirements. ASC 946 requires investments of an investment company to be recorded at the estimated fair value in the Consolidated Balance Sheet and the unrealized gains and/or losses in an investment’s fair value to be recognized on a current basis in the Consolidated Statement of Operations. On November 18, 2022, GREC sold its investment in GDEV to an unrelated third party for total purchase consideration of $5.7 million. The Company realized a gain on sale of this investment in the amount of $0.3 million, which is included in Other expense, net on the Consolidated Statement of Operations. The Company has determined as a result of the sale of GREC’s investment in GDEV that it is no longer the primary beneficiary of GDEV. As a result, GDEV is no longer considered a consolidated subsidiary of the Company, and therefore its financial position is not included on the Consolidated Balance Sheet as of December 31, 2022. Further, the revenue, expenses and income of GDEV are only included within the Company’s Consolidated Statement of Operations for the period May 19, 2022 through November 17, 2022, the date of the deconsolidation. Additionally, the results of operations and financial position of GDEV GP, which GREC has a controlling voting interest in and whose operations are exclusively related to its role as the general partner of GDEV, are no longer eliminated in consolidation beginning with the deconsolidation on November 18, 2022.
The following table summarizes the impact of the sale and deconsolidation of GDEV:

	Balances Prior to Deconsolidation	Impact of Sale and Deconsolidation	November 18, 2022
Assets
Current assets:
Cash and cash equivalents	$191,406	$5,467,061	$5,658,467
Other current assets	83,612	164,042	247,654
Total current assets	$275,018	$5,631,103	$5,906,121
Noncurrent assets:
Investments, at fair value	$73,632,120	$(71,657,942)	$1,974,178
Total noncurrent assets	73,632,120	(71,657,942)	1,974,178
Total assets	$73,907,138	$(66,026,839)	$7,880,299

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Other current liabilities	120,147	(120,147)	—
Total current liabilities	120,147	(120,147)	—
Total liabilities	$120,147	$(120,147)	$—
Equity:
Greenbacker Renewable Energy Company LLC controlling interest	$7,593,663	$—	$7,593,663
Accumulated deficit	(21,969)	308,606	286,637
Noncontrolling interests	66,215,297	(66,215,297)	—
Total equity	$73,786,991	$(65,906,691)	$7,880,300
Total liabilities, redeemable noncontrolling interests and equity	$73,907,138	$(66,026,838)	$7,880,300
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
Refer to Note 5. Variable Interest Entities for further details.
Equity Method Investments
When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting. The Company has elected the fair value option for each of its equity method investments. The Company reflects changes in the fair value of its equity method investments in Net unrealized gain (loss) on investments on the Consolidated Statement of Operations. Dividend income is recorded in Other revenue on the Consolidated Statement of Operations as of the date that dividends are declared by the investee. The value of the Company's equity method investments are recorded to Investments, at fair value on the Consolidated Balance Sheet.
Refer to Note 5. Variable Interest Entities and Note 6. Fair Value Measurements and Investments for further details.
Noncontrolling Interests, Redeemable Noncontrolling Interests and Hypothetical Liquidation at Book Value
NCI represent the portion of the Company’s net income (loss), net assets and comprehensive income (loss) that are not allocable to the Company as they represent third-party interests in the net assets of the respective entity and are based on the contractual allocations within the respective operating agreement or allocated to NCI attributable to the limited partner investors.
For certain NCI when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, the Company considers ASC Topic 970, Real Estate - General and applies the HLBV method of reporting. Under the HLBV method, the amounts of income and loss attributed to the NCI reflect the changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under U.S. GAAP. The third-party noncontrolling interests in the Consolidated Statement of Operations and Consolidated Statement of Comprehensive Income (Loss), if applicable, are determined based on the difference in the carrying amounts of NCI on the Consolidated Balance Sheet between reporting dates, adjusted for any capital transactions between the Company and third-party investors that occurred during the respective period.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. Accounts receivable also include unbilled accounts receivable, which is comprised of the monthly power generated under PPAs not yet invoiced. The Company reviews its accounts receivable for collectability and records an allowance for doubtful accounts for estimated uncollectible accounts receivable as deemed necessary. Accounts receivable are written off when they are no longer deemed collectible. The allowance is based on the Company's assessment of known delinquent accounts, historical experience and other currently available evidence of the collectability and the aging of accounts receivable. The underlying assumptions, estimates and assessments the Company uses to provide for losses are updated to reflect the Company's view of current conditions. Changes in such estimates could significantly affect the allowance for losses. It is possible the Company will experience credit losses that are different from the Company's current estimates. Based on the Company's assessment performed as of December 31, 2022, the allowance for doubtful accounts recorded was not material.

Fair Value Measurements
ASC 820 prioritizes the use of market-based inputs over entity-specific inputs and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation. The three levels of valuation hierarchy are defined as follows:
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
Refer to Note 6. Fair Value Measurements and Investments for further details.
Property, Plant and Equipment, net
Property, plant and equipment is stated at historical cost net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated remaining useful lives of individual assets or classes of assets noted in the table below or, when the asset is on property subject to a lease or other site control contract, the remaining lease or other contractual periods and renewals that are deemed to be reasonably certain at the date the assets are purchased, if less than the estimated remaining useful life. Additions and improvements extending asset lives beyond their remaining estimated useful lives are capitalized, while repairs and maintenance, including planned major maintenance, are charged to expense as incurred.

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
Refer to Note 7. Property, Plant and Equipment for further details.
Goodwill
Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration, over the assigned fair values of the identifiable net assets acquired. Goodwill is not amortized and is tested for impairment at least on an annual basis during the fourth quarter or more frequently if facts or circumstances indicate that the goodwill might be impaired. In assessing goodwill for impairment, the Company may elect to use a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the Company determines it is not more likely than not that the fair value of goodwill is less than its carrying amount, the Company will not be required to perform any additional tests in assessing goodwill for impairment. If the Company concludes otherwise, or elects not to perform the qualitative assessment, then the Company will be required to perform the quantitative impairment test. If the estimated fair value of the reporting unit is less than its carrying value, the Company performs additional quantitative analysis to determine if the reporting unit’s goodwill has been impaired. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.
During the period from May 19, 2022 through December 31, 2022, the Company recorded $221.3 million of goodwill related to the Acquisition, which is not deductible for tax purposes.
The Company did not recognize any impairment charges on goodwill for the period from May 19, 2022 through December 31, 2022.

Refer to Note 8. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details.
Amortizable and Other Intangible Assets and Out-of-market Contracts
Contract-based intangible assets, including intangible assets and liabilities (out-of-market contracts) associated with PPAs and REC agreements, represent the value of rights that arise from contractual arrangements. When the Company acquires a project with an existing PPA or REC agreement in an asset acquisition or business combination and the terms of the contract are favorable or unfavorable relative to market terms, the Company recognizes intangible assets or liabilities in its accounting for the acquisition. In addition, in the Company’s accounting for the transition from the Investment Basis to the Non-Investment Basis, the Company identified and recorded contract-based intangible assets and liabilities associated with its existing PPAs and REC agreements, as applicable. The Company amortizes identifiable intangible assets consisting of channel partner relationships, out-of-market PPAs, out-of-market REC contracts and trademarks because these assets have finite lives. The Company’s amortizable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives.
The contract-based intangible assets and liabilities (out-of-market contracts) associated with PPA and REC agreements for which the fair value has been determined to be less (more) than market are amortized to revenue over the term of each underlying contract on a straight-line basis.
Amortization expense related to the Company's finite lived intangible assets was $17.2 million for the period from May 19, 2022 through December 31, 2022. This includes $10.5 million of net contract amortization on PPA and REC contract intangible assets and out-of-market contracts recorded within Contract amortization, net on the Consolidated Statement of Operations, and $6.7 million of amortization expense on channel partner relationships and trademark intangible assets recorded within Depreciation, amortization and accretion on the Consolidated Statement of Operations.
Refer to Note 8. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details.
Impairment of Long-Lived Assets
In accordance with ASC Topic 360, Property, Plant, and Equipment, long-lived assets and intangible assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The Company did not recognize any impairment charges on long-lived assets for the period from May 19, 2022 through December 31, 2022.
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
The Company’s notes receivable consists of the following:

	As of December 31, 2022	Interest rate	Maturity date
Notes receivable, current
Cider	$41,863,680	8.00%	3/31/2023
OYA	8,491,226	9.00%	2/17/2023(1)
Shepherds Run	8,751,528	8.00%	12/31/2023
Total notes receivable, current	$59,106,434
Notes receivable, noncurrent
New Market	$5,008,070	9.00%	9/30/2022(2)
SE Solar	5,009,984	9.00%	2/15/2023(3)
Kane Warehouse	275,871	10.25%	2/28/2025
Total notes receivable, noncurrent	$10,293,925
Total notes receivable	$69,400,359
(1)The loan was paid in full on February 17, 2023.
(2)Option for purchase agreement exercised on September 30, 2022. The parties involved are working in good faith to enter into a purchase agreement.
(3)The parties involved are working in good faith on an extension to the agreement.
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
Refer to Note 10. Debt for further details.
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

The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects reaching milestones as specified in the acquisition agreements. As of December 31, 2022, the Company has recorded a liability of $25.9 million within Contingent consideration, current on the Consolidated Balance Sheet related to these agreements.
Segment Information
ASC Topic 280, Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise where discrete financial information is available and evaluated regularly by the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company manages its business as two operating segments and two reportable segments. Segment information is consistent with how the CODM reviews the business, makes resource allocation decisions, and assesses performance. Refer to Note 19. Segment Reporting for further details.
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
Refer to Note 17. Members' Equity for further details.
Earnings per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common members by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis, if applicable. The Company had no dilutive instruments for the period from May 19, 2022 through December 31, 2022.
The Earnout Shares issued as part of the Acquisition will have no impact on either basic or diluted earnings per share until they are fully participating. Refer to Note 3. Acquisitions for additional discussion of the Earnout Shares and Note 18. Earnings Per Share for further details regarding earnings per share.
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
Certain of these PPAs are accounted for as leases. ASC Topic 842, Leases (“ASC 842”), requires the minimum lease payments received to be amortized over the term of the lease and variable lease revenue to be recorded in the period when the changes in facts and circumstances on which the variable lease payments are based occur. See further detail regarding the Company’s PPAs accounted for as leases in Note 9. Leases. Sales are subject to economic and weather conditions and may fluctuate based on changes in the industry, regulatory policies, tax incentives, trade policies, and financial markets.
The Company has identified the sale of renewable energy and capacity, and when bundled into the PPA, RECs, as the performance obligations within its PPAs. The Company transfers control of the electricity and capacity over time and the customer simultaneously receives and consumes the benefits provided by the Company's performance as it performs. The RECs bundled into PPAs are generated upon generation of renewable power from our renewable energy generating assets. Accordingly, the Company has concluded that the sale of electricity, capacity, and when included in the contract, RECs, represent series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. Each distinct transfer of electricity in kWh that the Company promises to transfer to the customer meets the criteria to be a performance obligation satisfied over time. The Company recognizes revenue based on the amount metered and invoiced on the basis of the contract prices multiplied by kWh delivered. The Company applies the invoicing practical expedient to recognize revenue in circumstances where the amount is determined based on the output produced.
Renewable Energy Credits Sales and Other Incentives
The Company has concluded the sale of RECs performance obligation that are not required to be generated by a specific renewable energy generating asset is satisfied at the point in time in which control is transferred to the customer, which may be upon delivery of the attributes or delivery of the related renewable energy, dependent on whether the contract number of RECs is a fixed amount or based upon the amount of power generated. This represents the point in time where the Company has a present right to payment and the customer has significant risks and rewards related to ownership of the RECs.
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
Loans are placed on non-accrual status when principal and interest are 90 days or more past due, or when there is a reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as revenue or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are generally restored to accrual status when past due principal and interest is paid and, in management’s judgment, is likely to remain current.

Refer to Note 4. Revenue for further details.
Asset Retirement Obligations
Asset retirement obligations, or AROs, are accounted for in accordance with ASC Topic 410-20, Asset Retirement Obligations (“ASC 410-20”). AROs associated with long-lived assets included within the scope of ASC 410-20 are those for which a legal obligation exists under enacted laws, statutes, and written or oral contracts, including obligations arising under the doctrine of promissory estoppel, and for which the timing and/or method of settlement may be conditional on a future event. ASC 410-20 requires an entity to recognize the fair value of a liability for an ARO in the period in which it is incurred and a reasonable estimate of fair value can be made.
Upon initial recognition of a liability for an ARO, the asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by the same amount. Over time, the liability is accreted to its future value, while the capitalized cost is depreciated over the useful life of the related asset. The Company's AROs are primarily related to the future dismantlement of solar or wind equipment placed on leased property at the end of the contractual term. As part of the Company’s change in status as discussed previously, the Company determined the fair value of the AROs as of May 19, 2022.
Refer to Note 12. Asset Retirement Obligations for further details.
Deferred Sales Commissions
The Company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker-dealers in the future in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of such shares are recorded as a liability on the date of sale and represent the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of (1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; (2) the date which approximates an expected liquidity event for the Company; or (3) the expected holding period of the investment. The costs expected to be incurred at the time of the sale of the Class P-T and Class P-S shares were recorded as a liability on the date of sale and represent the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of (1) the date which approximates an expected liquidity event for the Company; or (2) the expected holding period of the investment. The upfront liability is calculated at the time of sale, using the 85 basis points per annum fee multiplied by the expected holding period of such share. Deferred sales commissions for Class C, P-T and P-S shares are paid monthly, in the form of a reduction to shareholder distributions, to the third-party dealer manager at a rate equal to 1/12th of the 85 basis points per annum fee. The estimated amount of the liability can be updated as management's assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained. As of December 31, 2022, the Company recorded a liability for deferred sales commissions in the amount of $11.0 million, of which $3.7 million is included in Other current liabilities and the remaining $7.3 million included in Other noncurrent liabilities on the Consolidated Balance Sheet.
Share-Based Compensation
In connection with the Acquisition, certain of the Earnout Shares that were issued to Group LLC as part of the consideration, were subsequently issued by Group LLC to certain employees of the Company in exchange for their employment services post Acquisition. As a result, the Company accounts for the issuance of these Earnout Shares to employees in accordance with ASC Topic 718, Stock Compensation (“ASC 718”). The Company recognizes share forfeitures as they occur.
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
Refer to Note 11. Derivative Instruments for further details.
Income Taxes
The Company intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the Company will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the Company does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation, and the Company would become taxable as a corporation for U.S. federal income tax purposes under the Internal Revenue Code. The Company would be required to pay income tax at corporate rates on its net taxable income. To the extent of the Company’s earnings and profits, the payment of the distributions would not be deductible by the Company, and distributions to members from the Company would constitute dividend income taxable to such members.
The Company conducts substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to federal, state, provincial, local and foreign income taxes based on income. Accordingly, most of its operations will be subject to federal, state, provincial, local and foreign income taxes in the jurisdictions in which it operates. As of December 31, 2022, including territories and provinces, the Company operates in 36 jurisdictions.
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
PTCs are recognized as wind energy from qualified projects is generated and sold, based on a per kWh rate prescribed in applicable federal and state statutes. The tax benefits of PTCs are recognized as either reductions to current income taxes payable, unless limited by tax law in which instance they are deferred tax assets with a carry forward period of 20 years. The Company recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service.
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

Leases
In February 2016 and as subsequently modified, the FASB issued ASU No. 2016-02, Leases, or ASC 842, with the objective to increase transparency and comparability among organizations related to their leasing arrangements. This comprehensive new standard amends and supersedes existing lease accounting guidance and is intended to increase transparency and comparability among organizations by recognizing ROU lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. Lease expense continues to be recognized in a manner similar to legacy U.S. GAAP. As of December 31, 2022, the Company was no longer considered an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. For as long as the Company was an “emerging growth company,” we were permitted to take advantage of certain exemptions from various reporting requirements or extended transition periods for complying with new or revised accounting standards, including adoption of this ASU for fiscal years beginning after December 15, 2021. The Company adopted ASC 842 effective January 1, 2022 using the modified retrospective approach.
Under ASC 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. The Company’s contracts determined to be or contain a lease include explicitly or implicitly identified assets where the lessee has the right to control the use of the assets during the lease term.
To reduce the burden of adoption and ongoing compliance with ASC 842, a number of practical expedients and policy elections are available under the new guidance. The Company elected the “package of practical expedients” permitted under the transition guidance, which allowed the Company to not reassess whether contracts entered into prior to adoption are or contain leases and also allowed the Company to carryforward the historical lease classification for existing leases. The Company also elected the hindsight practical expedient and therefore reassessed the lease term for existing leases.
The Company made an accounting policy election under ASC 842 not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease.
Future lease payments may include fixed rent escalation clauses or payments that depend on an index (such as the consumer price index). Certain leases require variable lease payments based on the amount of energy generation of the related assets which are recorded in variable lease expense or revenue depending upon whether the Company is the lessee or lessor in the arrangement. Subsequent changes based on an index and other periodic market-rate adjustments to base rent are recorded in Direct operating costs in the period incurred.
The Company’s leases may include non-lease components representing additional services transferred to the Company, such as common area maintenance for real estate. The Company made an accounting policy election for each class of underlying asset not to separate non-lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. Non-lease components that are variable in nature are recorded in Direct operating costs in the period incurred.
The Company uses its incremental borrowing rate to determine the present value of lease payments, as the Company’s leases do not have a readily determinable implicit discount rate. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment.
Upon adoption, the Company recognized ROU assets and lease liabilities for operating leases in the amount of $0.2 million and $0.2 million, respectively, related to office leases where the Company was the lessor as of January 1, 2022. The remainder of the Company’s leases as of December 31, 2022 were acquired in the Acquisition, recognized as part of the transition to a Non-Investment Basis, or entered into subsequent to May 19, 2022. The cumulative effect adjustment recorded to the opening balance of retained earnings upon adoption was not material to the Consolidated Balance Sheet.
Refer to Note 9. Leases for further details.
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
The Company determines which customers, if any, comprise over ten percent of either revenue or accounts receivable. For the period from May 19, 2022 through December 31, 2022, the Company had one customer from which revenue was 11.8% of total revenue. No one customer receivable balance represented ten percent or more of accounts receivable as of December 31, 2022.
Refer to Note 11. Derivative Instruments and Note 4. Revenue for further details.
Risks and Uncertainties
The Company's business and the success of its strategies are affected by global and national economic, political and market conditions generally and also by the local economic conditions where its assets are located. Certain external events such as public health crises, including COVID-19 and its variants, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns. Although more normalized activities have resumed and there has been improvement due to global and domestic vaccination efforts, at this time the Company cannot predict the full extent of the impacts of the COVID-19 pandemic on the Company and the economy as a whole. Additionally, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases. The full impact of such external events on the financial and credit markets and consequently on the Company’s financial conditions and results of operations is uncertain and cannot be fully predicted. The Company will continue to monitor these events and will adjust its operations as necessary.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), subsequently amended by ASU No. 2018-19 and ASU No. 2019-10, which provides financial statement users with more useful information about the current expected credit losses, and changes how entities measure credit losses on financial instruments and the timing of when such losses are recognized by utilizing a lifetime expected credit loss measurement. The guidance is effective for fiscal years and interim periods within those years beginning after January 1, 2023. The Company does not believe the adoption of this ASU will have a material impact on its Consolidated Financial Statements and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting," which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2024, as extended in the fourth quarter of 2022. An entity may elect to apply the amendments for contracts as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company intends to apply the amendments for its relevant contracts and is currently evaluating the impact of the ASU and the effect on its Consolidated Financial Statements and related disclosures.
Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB Accounting Standards Codification. ASUs issued which are not specifically listed above, were assessed and have already been adopted in a prior period or determined to be either not applicable or are not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.
Note 3. Acquisitions
Management Internalization
On May 19, 2022, the Company completed a management internalization transaction pursuant to which it acquired substantially all of the business and assets including intellectual property and personnel of its external advisor, GCM, Greenbacker Administration and GDEV GP (collectively, the “Acquired Entities”). All of the acquired business and assets were immediately thereafter contributed by the Company to GREC. Additionally, as a result of the Acquisition, the Company acquired a controlling interest in GDEV and, as such, in connection with the Acquisition consolidated the results of operations and financial position of GDEV. Refer to Note 2. Significant Accounting Policies and Note 5. Variable Interest Entities for additional discussion, including the subsequent deconsolidation of GDEV.

The Acquisition was implemented under the terms of the Contribution Agreement, dated as of May 19, 2022, by and between the Company and GCM's former parent, Group LLC, a subsequent contribution agreement between the Company and GREC pursuant to which all the acquired businesses and assets were immediately contributed by the Company to GREC, and certain related agreements.
In connection with the Acquisition, Group LLC received consideration of 24,365,133 Class P-I common shares, par value $0.001 per share (the “Class P-I shares”) and 13,071,153 of a newly created class of common shares of the Company designated as the Earnout Shares, par value $0.001 per share. The number of Class P-I shares issued in the transaction was based on $8.798 per Class P-I share, the last reported net asset value published by the Company on March 31, 2022 (or an aggregate value of $214.4 million, net of seller related deal fees and expenses paid by the Company). In accordance with ASC 805, the Company is required to determine the fair value of consideration transferred as of the Acquisition close date of May 19, 2022, which value was determined to be $8.81 per Class P-I share (or an aggregate value of $214.7 million, net of seller related deal fees and expenses paid by the Company). In December 2022, the consideration was finalized, and 27,892 additional Class P-I shares (or an aggregate value of $0.2 million, net of seller related deal fees and expenses paid by the Company) were issued to Group LLC.
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
The aggregate purchase consideration transferred from the Company to Group LLC in exchange for the equity interests in the Acquired Entities totaled $335.0 million assuming the then share price of $8.798 per share, the last reported net asset value published by the Company on March 31, 2022. In accordance with ASC 805, the Company is required to determine the fair value of consideration transferred as of the Acquisition close date of May 19, 2022. The aggregate purchase consideration is valued at $294.1 million, which was paid in the form of the Class P-I shares (“Equity consideration” in the table below) and all of the Earnout Shares, except for the Class B Tranche 3 Earnout Shares (“Contingent consideration” in the table below) as described above. As of the Acquisition close date, the fair value of the Class P-I shares was determined to be $8.81 per Class P-I share. The fair value of the contingent consideration was estimated to be $73.6 million, which is included in Contingent consideration on the Consolidated Balance Sheet. The Earnout Shares included in purchase consideration are classified as contingent consideration liabilities and are subject to recurring fair value measurements. As of December 31, 2022, the fair value of the contingent consideration was $75.7 million. The change in fair value of the contingent consideration is included in General and administrative expenses on the Consolidated Statement of Operations. The following is a summary of the purchase consideration, as well as the fair value of the NCI in GDEV GP and GDEV at the acquisition date:

	May 19, 2022	Adjustments	May 19, 2022 as Adjusted
Fair value of consideration transferred:
Equity consideration	$214,926,938	$—	$214,926,938
Contingent consideration	73,600,000	—	73,600,000
Assumed expenses of Group LLC	6,227,104	—	6,227,104
Assumed debt (paid at closing)	1,500,000	—	1,500,000
Extinguishment of liabilities	(2,171,328)	—	(2,171,328)
Total purchase consideration	$294,082,714	$—	$294,082,714
Fair value of the Company’s investment in GDEV (held before the Acquisition)	3,768,406	(149)	3,768,257
Fair value of the NCI in GDEV GP	533,315	(192,432)	340,883
Fair value of the NCI in GDEV	45,445,898	491,043	45,936,941
Total amount to allocate to net assets acquired and consolidated	$343,830,333	$298,462	$344,128,795
As a result of the Company obtaining control over GDEV, the Company’s previously held interest in GDEV was remeasured to fair value. The Company’s interest in GDEV had previously been measured at fair value under ASC 946 and therefore the remeasurement did not result in an adjustment or gain or loss recognized.
The Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired, and liabilities assumed, based upon their estimated fair values as of the acquisition date. In conjunction with the application of the acquisition method of accounting, the Company recognized the NCI in GDEV GP and GDEV at fair value as of the acquisition date. The fair value of the NCI, a Level 3 fair value measurement, was determined based upon a discounted cash flow methodology.
The excess of the purchase price over the tangible and intangible assets acquired, and liabilities assumed, has been recorded as Goodwill on the Consolidated Balance Sheet. The Acquisition resulted in recorded goodwill of $221.3 million as a result of a higher consideration multiple paid driven by quality of the operations, including the workforce, and how the Company expects to leverage and scale the business to create additional value for its shareholders.
The Company evaluates this goodwill for impairment on an annual basis and does not amortize the acquired goodwill balance for financial statement purposes. Goodwill is not expected to be deductible for income tax purposes. The goodwill was allocated $200.3 million to the IPP segment and $21.0 million to the IM segment. Refer to Note 8. Goodwill, Other Intangible Assets and Out-of-market Contracts for further discussion on the goodwill recorded as a result of the Acquisition.
During 2022, the Company made certain adjustments to the estimated fair value of the assets and liabilities assumed at the date of the Acquisition and the resulting consolidation of GDEV GP and GDEV. During the three months ended December 31, 2022, the Company finalized the purchase accounting for the Acquisition. The adjusted purchase price allocation is reflected in the accompanying Consolidated Balance Sheet as of December 31, 2022. The following table details the purchase price allocation as of May 19, 2022, the adjustments made during the three months ended December 31, 2022 and the adjusted purchase price allocation as of May 19, 2022.

	May 19, 2022	2022 Adjustments	May 19, 2022 as Adjusted
Net working capital (including cash)	$8,819,403	$—	$8,819,403
Property, plant and equipment	75,594	—	75,594
Investments, at fair value and other noncurrent assets	42,355,783	—	42,355,783
Trademarks	2,800,000	—	2,800,000
Channel partner relationships	95,100,000	(400,000)	94,700,000
Carried interest	278,689	(278,689)	—
Other liabilities	(759,902)	—	(759,902)
Deferred tax liability	(25,779,277)	603,418	(25,175,859)
Goodwill	220,940,043	373,733	221,313,776
Sum of acquired and consolidated net assets	$343,830,333	$298,462	$344,128,795
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
The following table summarizes the acquired goodwill and identifiable intangible assets, updated acquisition date fair value, and weighted-average amortization period:

Identified intangible asset	Acquisition date fair value	Weighted-average amortization period (years)
Trademarks	$2,800,000	12
Channel partner relationships	94,700,000	11
Goodwill	221,313,776	—
The change in the fair value of the channel partner relationships intangible asset during the three months ended December 31, 2022 did not result in a change in the respective weighted-average amortization period of 11 years. There were no changes to the fair value of the trademarks intangible asset or weighted-average amortization during the three months ended December 31, 2022.
In conjunction with the Acquisition, the Company incurred $3.4 million of buyer transaction costs during the year ended December 31, 2022, of which $2.6 million was recognized in Operating expenses in the Consolidated Statement of Operations under the Investment Basis during the period from January 1, 2022 through May 18, 2022. The residual $0.8 million of buyer transaction costs were recognized in General and administrative expenses in the Consolidated Statement of Operations for the period from May 19, 2022 through December 31, 2022.
The results of operations from the Acquired Entities are included in the Consolidated Financial Statements of the Company from the date of Acquisition. The revenue contributed by the Acquisition during the period from May 19, 2022 through December 31, 2022 was $1.9 million. No pro forma information has been included in these Consolidated Financial Statements for the period that the Acquired Entities were not part of the consolidated results as they are not material.
Share-based compensation
In connection with the Acquisition, the Earnout Shares were issued to Group LLC. Group LLC then distributed to its members the Class P-I shares and a majority of the Earnout Shares (including Tranche 1 Earnout Shares, Tranche 2 Earnout Shares and Class A of Tranche 3 Earnout Shares). Class B of the Tranche 3 Earnout Shares, however, were distributed by Group LLC to GB EO Holder LLC (“EO Holder”), an entity formed by Group LLC with the sole purpose of holding the Class

B Tranche 3 Earnout Shares and distributing its equity to employees of the Company. As such, the Class B Tranche 3 Earnout Shares are classified as share-based compensation as a result of the issuance of the EO Holder equity to employees of the Company by Group LLC in exchange for their employment services post Acquisition as a vesting condition. Accordingly, the Class B Tranche 3 Earnout Shares are not part of the consideration transferred, and the Company accounts for the issuance of these shares to employees in accordance with ASC 718.
EO Holder had 3,978,177 equity awards authorized to be issued, and in connection with the above described issuances to employees of the Company, issued 3,198,135 awards as of December 31, 2022, all to employees of the Company. The EO Holder equity awards issued (“EO Awards”) are equity classified, and compensation expense is based on the grant-date fair value of the GB EO Holder equity awards, $10.96 per share, which was based on the grant-date fair value of the Class B Tranche 3 Earnout Shares held by EO Holder. EO Awards shall vest in one, two or three tranches over a service period ranging from one, two, three years or longer, depending on whether and when certain run rate revenue levels are achieved as described above for the Class B Tranche 3 Earnout Shares. Compensation expense is currently amortized using the graded vesting approach over estimated vesting periods determined by the performance outcome considered probable to achieve as of December 31, 2022.
For the period from May 19, 2022 through December 31, 2022, the Company recognized share-based compensation expenses of $6.9 million, which are included in General and administrative expenses in the Consolidated Statement of Operations. As of December 31, 2022, unrecognized share-based compensation expense associated with the EO Awards is $27.3 million, which is expected to be amortized over a weighted average period of 2.5 years. The Company recognized total forfeitures of $0.1 million during the period from May 19, 2022 through December 31, 2022.
In addition, prior to the Acquisition, GDEV GP had issued carried interest to GREC as the initial investor in GDEV and to certain employees of GCM that provided services to GDEV GP. The carried interest units held by GREC were sold to a third party investor as part of the sale of GREC’s interest in GDEV on November 18, 2022. Holders of carried interest receive distributions based on carried interest received by GDEV GP from GDEV, once the management fee shortfall has been reduced to zero. Vesting among employees is based on either the continued service of the participant or on the achievement of performance goals set out in the applicable award agreement. There was no change to the carried interest holdings as a result of the Acquisition. The Company accounts for the carried interests issued to employees in accordance with ASC Topic 710, Compensation - General ("ASC 710").
The carried interests issued to employees are liability classified, and compensation expense for the carried interests is based on the change in the fair value of the carried interests. For the period from May 19, 2022 through December 31, 2022, the compensation expense recognized on the carried interests was $0.4 million.
Other Acquisitions
For acquisitions in which the Company acquires assets, including intangible assets, and assumes liabilities that do not constitute a business, the amount of the purchase consideration is equal to the fair value of the net assets acquired. The purchase consideration, including transaction costs, is allocated to the individual assets and liabilities assumed based on their relative fair values.
During the period from May 19, 2022 through December 31, 2022, the Company acquired membership interests in 30 renewable energy projects, all of which were either in development or under construction, for total consideration of $76.3 million. The purchase price of the assets acquired during the year ended December 31, 2022 has been allocated on a relative fair value basis as follows:

Land	$5,111,157
Property, plant and equipment	71,156,183
Intangible assets	1,193,000
ROU asset	2,923,333
Less: Liabilities assumed	(4,111,186)
Total	$76,272,487
The following table summarizes the acquired identifiable intangible assets, acquisition date estimated fair value, and weighted average amortization period for intangible assets acquired as a result of the asset acquisitions completed during the year ended December 31, 2022:

Identified intangible asset	Acquisition data fair value	Weighted-average amortization period (years)
PPA contracts - out-of-market	$(889,000)	20
REC contracts - favorable	$1,193,000	20
Note 4. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the Consolidated Statement of Operations:

Period from May 19, 2022 through December 31, 2022
Energy sales	$86,186,684
RECs and other incentives	15,409,263
Investment Management revenue	1,918,911
Other revenue	7,505,530
Contract amortization, net	(10,529,266)
Total revenue	100,491,122
Less: Contract amortization, net	10,529,266
Less: Lease revenue	(6,025,782)
Less: Investment, dividend and interest income	(7,511,660)
Total revenue from contracts with customers	$97,482,946
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
The Company did not record any contract assets as of December 31, 2022, as none of its rights to payment were subject to a particular event other than passage of time. Included within the Accounts receivable balance on the Consolidated Balance Sheet, the Company had a receivable balance of $19.0 million related to contracts with customers as of December 31, 2022. The Company's receivable balance related to contracts with customers as of May 19, 2022 was $25.1 million.
The Company has contract liabilities related to amounts received in advance from certain PPA customers upon the related solar projects reaching COD. The Company recorded $0.7 million of contracts liabilities as of December 31, 2022. The Company’s amortization due to contract liabilities was not material for the period May 19, 2022 through December 31, 2022.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract (i.e., commissions) are recognized as an asset if the entity expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The Company has capitalized $1.6 million in costs to obtain a contract as of December 31, 2022.
Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of December 31, 2022, the Company had $19.1 million of remaining performance obligations. The following table includes the approximate amounts expected to be recognized related to remaining performance obligations as of December 31:

Amount
2023	$6,898,932
2024	4,993,097
2025	1,987,489
2026	1,855,290
2027	788,102
Thereafter	2,604,233
Total	$19,127,143

Note 5. Variable Interest Entities
Consolidated Variable Interest Entities
As described in Note 2. Significant Accounting Policies, the Company assesses entities for consolidation in accordance with ASC 810 and consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. The Company did not recognize any gain or loss on the initial consolidation of any of its VIEs.
The Company through various wholly-owned subsidiaries, is the managing member in 15 tax equity partnerships, where the other members are Tax Equity Investors under tax equity financing facilities. Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Refer to Note 16. Noncontrolling Interests and Redeemable Noncontrolling Interests for further discussion. These entities generate income through renewable energy and sustainable development projects primarily within North America. The entities represent a diversified portfolio of income-producing renewable energy power facilities that sell long-term electricity contracts to offtakers with high credit quality, such as utilities, municipalities, and corporations. The Company has determined that these tax equity partnerships are VIEs. Additionally, through its role as managing member of these VIEs, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. In addition, the Company has the obligation to absorb losses or the right to receive benefits that could potentially be more than insignificant to the VIEs.
As of December 31, 2022, the Company consolidated each tax equity partnership for which it is the managing member and considered the primary beneficiary. The assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.3 billion and $215.3 million, respectively, as of December 31, 2022. The assets largely consisted of property, plant and equipment, and the liabilities primarily consisted of the out-of-market contracts.
Unconsolidated Variable Interest Entities
Prior to the sale of GREC’s interest in GDEV on November 18, 2022, GDEV was a consolidated subsidiary of the Company. In October 2020, GDEV was launched to make private equity and development capital investments in the sustainable infrastructure industry. Prior to the Acquisition, GREC made a direct equity investment in GDEV. As the initial investor, GREC was awarded a 10.00% carried interest participation in GDEV GP, GDEV’s general partner. The amended and restated limited partnership agreement of GDEV provide for a 20.00% carried interest over an 8.00% hurdle, subject to side letter agreements. On May 19, 2022, in conjunction with the Acquisition and specifically the acquisition of a 75.00% equity interest stake in GDEV GP, the Company assumed GDEV GP's additional commitment to GDEV and gained control over GDEV GP under the voting interest model. Additionally, the Company through GDEV GP’s role as general partner of the GDEV partnership, assumed operational control over GDEV. As a result, the Company has determined that GDEV is a VIE. Prior to the transaction, GREC had an equity interest of approximately 7.37% in GDEV (fair value of approximately $3.8 million as of May 19, 2022). As a result of the acquisition of 75.00% of the equity interests in GDEV GP, the Company acquired an additional 2.80% equity interest in GDEV (fair value of approximately $1.4 million as of May 19, 2022). Additionally, certain officers and other members of management of the Company had prior to the Acquisition and still have an aggregate equity interest of less than 1.00% in GDEV, and an employee of the Company holds the remaining 25.00% of the equity interest in GDEV GP. As a result of GDEV GP’s control over GDEV, in combination with the resulting equity interest the Company and its officers and management had in GDEV, the Company previously determined that it was the primary beneficiary of GDEV. As a result, the results of operations of GDEV were consolidated.
As previously discussed in Note 2. Significant Accounting Policies, GDEV presents its stand-alone financial statements in accordance with ASC 946. In accordance with ASC 946, when a company that follows ASC 946 is consolidated into financial statements of a company that does not follow ASC 946, the results of operations and statement of position of the investment company shall continue to be presented in accordance with ASC 946. As such, the results of operations and statement of position of GDEV were presented in accordance with ASC 946.
On November 18, 2022, GREC sold its investment in GDEV to an unrelated third party. As of December 31, 2022, GDEV GP held 3.70% of the interests in GDEV. The Company has determined that it is no longer the primary beneficiary of GDEV. Therefore, the Company no longer consolidates GDEV. See Note 2. Significant Accounting Policies for additional information on the deconsolidation. After the deconsolidation, management has determined that the Company can still exert significant influence over operating and financial policies because of its ownership of GDEV GP. Accordingly, the Company accounts for its investment in GDEV as an equity method investment and has elected the fair value option, as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV is equal to $2.5 million, which is the sum of the Company’s existing investment in GDEV and the remaining commitments to GDEV, less the portion attributable to the noncontrolling interest in GDEV GP.
On November 15, 2022, the Company through its majority owned subsidiary GDEV GP II made an investment in GDEV II totaling $0.3 million. The Company has determined that GDEV II is a VIE but that it is not the primary beneficiary. Therefore, the Company does not consolidate GDEV II. The Company can exert significant influence over operating and financial policies because of its ownership of GDEV GP II, GDEV II’s general partner. Accordingly, GDEV GP II, which is a consolidated subsidiary of the Company, accounted for its investment in GDEV II as an equity method investment and elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV II is $1.5 million, which is GDEV GP II’s total capital commitment to GDEV II, less the portion of the capital commitment attributable to the noncontrolling interest in GDEV GP II.
During February 2016, Aurora Solar was formed. As of December 31, 2022, the Company’s investment represented approximately 49.00% of Aurora Solar’s issued and outstanding common shares. The Company determined that Aurora Solar is a VIE but that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact Aurora Solar. The Company can exert significant influence over operating and financial policies because of its ownership interest in Aurora Solar. Accordingly, the Company accounts for its investment in the common shares of Aurora Solar as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss is equal to the value of its investment in Aurora Solar.
During September 2021, OYA Solar was formed. As of December 31, 2022, the Company’s investment represented approximately 50.00% of OYA Solar’s issued and outstanding equity shares. The Company determined that OYA Solar is a VIE but that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact OYA Solar. The Company can exert significant influence over operating and financial policies because of its ownership interest in OYA Solar. Accordingly, the Company accounts for its investment in the preferred shares of OYA Solar as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as of December 31, 2022, includes the current value of its investment in OYA Solar, the Company’s remaining unfunded commitments to OYA Solar of $3.9 million, and the guaranteed amounts discussed in the following paragraphs. Pursuant to the amended and restated limited liability company agreement of OYA Solar, the other 50.00% member has indemnified the Company against any draws or demands under these guarantees. The Company is not able to quantify its exposure to loss as a result of certain of these guarantees as noted below. The Company considers it remote that it would be required to make payments under any of these guarantees.
Three subsidiaries of OYA Solar have entered into tax equity partnerships with investor members. The Company, along with the parent company of the other 50.00% member of OYA Solar, provided guarantees to the tax equity investor members for the payment and performance of all obligations of these subsidiaries under the partnership documents as well as affiliate contracts. In two of these arrangements, the tax equity investor members are required to make demand for payment or performance of the guaranteed obligations by the parent company of the other 50.00% member prior to making a demand from the Company for payment or performance of the guaranteed obligations. Two of the three guarantees do not have maximum liability amounts, and therefore the Company is not able to quantify the maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees. Under the third guarantee, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantee is $21.3 million, with certain exceptions in which case the limit would not apply. The guarantees will remain in full force and effect until the termination of the limited liability company agreements of the tax equity partnerships, the transfer of the tax equity investor members’ membership interests, and/or the obligations under the guarantees are performed in full, depending on the specific terms of the guarantee. The Company has not recorded a liability for these guarantees.
In addition, certain subsidiaries of OYA Solar have entered into loan agreements with certain financial institutions. The Company has provided guarantees of certain obligations under the loan agreements upon the occurrence and continuance of a trigger event. The parent company of the other 50.00% member of OYA Solar has also provided a guarantee to the financial institutions, and the Company is only obligated to perform in the event that the parent company of the other 50.00% member fails to perform under its guarantees. The guarantees do not have maximum liability amounts, and therefore the Company is not able to quantify the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these guarantees. The guarantees are expected to terminate on the maturity dates of the loans in 2028 and 2029, and the Company has not recorded a liability for these guarantees.
Note 6. Fair Value Measurements and Investments
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
The following table presents the fair values of the Company's financial assets and liabilities as of December 31, 2022 and the basis for determining their fair values:

	Fair value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$195,839,516	$—	$195,839,516
Equity method investments	—	—	92,554,266	92,554,266
Contingent consideration	—	—	(75,700,000)	(75,700,000)
Total	$—	$195,839,516	$16,854,266	$212,693,782
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the consolidated financial statements using significant unobservable inputs:

	Balance as of May 19, 2022	Acquired and consolidated in the Acquisition	Purchases	Sales and deconsolidation	Unrealized gain on investments, net	Change in contingent consideration	Balance as of December 31, 2022
Other investments	$3,846,586	$38,587,628	$29,326,673	$(73,632,120)	$1,871,233	$—	$—
Equity method investments	86,578,481	—	5,474,361	1,974,178	(1,472,754)	—	92,554,266
Contingent consideration	—	(73,600,000)	—	—	—	(2,100,000)	(75,700,000)
Total	$90,425,067	$(35,012,372)	$34,801,034	$(71,657,942)	$398,479	$(2,100,000)	$16,854,266
The Company does not have any non-financial assets or liabilities measured at fair value as of December 31, 2022.
The Company uses several different valuation techniques to measure the fair value of assets and liabilities. Certain financial instruments may be valued using multiple inputs, including discount rates, expected cash flows, and other inputs. The assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the fair value measurement of assets and liabilities and the placement of those assets and liabilities within the fair value hierarchy levels. Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities measured at fair value. There were no transfers between Levels 1, 2, or 3 for the period from May 19, 2022 through December 31, 2022.
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
Equity method investments—In the table above, certain equity method investments may be valued at the purchase price for a period of time after an acquisition as the best indicator of fair value. In addition, certain valuations of investments may be entirely or partially derived by reference to observable valuation measures for a pending or consummated transaction. In the absence of quoted prices in active markets, the Company uses a variety of techniques to measure the fair value of its investments. The methodologies incorporate the Company’s assumptions about the factors that a market participant would use to value the investment. The various unobservable inputs used to determine the Level 3 valuations may have similar or diverging impacts on valuation. Significant increases and decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements. The following table quantifies the significant unobservable inputs used in determining the fair value of equity method investments as of December 31, 2022:

Unobservable Input	Input/Range
Discount rate	6.80%-7.80% (median 7.30%)
kWh production	0.50% annual degradation in production
Potential leverage and estimated remaining useful life	29.5 years
Prior to the deconsolidation of GDEV as discussed in Note 2. Significant Accounting Policies, the Company’s investments included the results of consolidating the financial position and results of operations of GDEV. The Company through its majority owned subsidiary GDEV GP, continues to hold an investment in GDEV as of December 31, 2022. The Company accounts for this investment as an equity method investment.
As discussed in Note 5. Variable Interest Entities, the Company through its majority owned subsidiary GDEV GP II made an investment in GDEV II on November 15, 2022. The Company accounts for this investment as an equity method investment.
The Company has unfunded commitments to GDEV and GDEV II of $1.0 million and $1.3 million, respectively. The investments in GDEV and GDEV II represent investments in a partnership in which no partner is permitted to make a withdrawal of any of its capital contributions. GDEV GP and GDEV GP II are required to cause the respective partnerships to distribute, as distributions, amounts available to the partners within 90 days of the receipt of amounts available for distribution, in the sole discretion of the GDEV GP and GDEV GP II, respectively.
As of December 31, 2022, the value of the Company's investments in OYA, Aurora Solar, GDEV and GDEV II, its equity method investments, were $18.6 million, $71.3 million, $2.3 million and $0.3 million, respectively. Equity method investments are recorded to Investments, at fair value on the Consolidated Balance Sheet as of December 31, 2022. During the period from May 19, 2022 through December 31, 2022, the Company recorded a net unrealized gain on investments of $0.4 million due to unrealized gains of $1.9 million related to GDEV from May 19, 2022 to November 17, 2022, prior to deconsolidation, and an immaterial gain related to GDEV GP’s investment in GDEV from November 18, 2022 to December 31, 2022, offset by an unrealized loss of $1.7 million on Aurora Solar. The unrealized gain is recorded in Unrealized gain on investments, net on the Consolidated Statement of Operations.
Contingent consideration—The Company estimates the fair value of its contingent consideration associated with the Acquisition based on the likelihood of payment related to the contingent clause and the date when payment is expected to occur. The contingent consideration is reflected in Contingent consideration included in noncurrent liabilities on the Consolidated Balance Sheet. For the period from May 19, 2022 through December 31, 2022, the Company recorded a change in fair value of contingent consideration of $2.1 million as an increase in General and administrative expenses on the Consolidated Statement of Operations. The fair value of the contingent consideration is measured based on significant unobservable inputs, including the contractual payment amount due upon reaching the designated thresholds, the discount rate, and the date when payment is expected and is classified as Level 3 in the fair value hierarchy. The various unobservable inputs used to determine the Level 3 valuation may have similar or diverging impacts on valuation. Significant increases and decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements. The following quantifies the significant unobservable inputs used to determine the fair value of contingent consideration as of December 31, 2022:

Unobservable Input	Input/Range
Risk-Free Rate Over Earnout Term	4.10%
Revenue Discount Rate	11.00%
Annualized Revenue Volatility	42.50%
Annualized Share Price Volatility	27.50%
Quarterly Revenue / Share Price Correlation	45.00%
Note 7. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

December 31, 2022
Land	$16,320,841
Plant and equipment	1,874,201,117
Asset retirement obligation	30,483,255
Other	319,536
Total property, plant and equipment	$1,921,324,749
Accumulated depreciation	(31,619,220)
Property, plant and equipment, net	$1,889,705,529
As of December 31, 2022, Property, plant and equipment, net, includes construction-in-progress of $396.2 million. Construction-in-progress includes $116.6 million of development costs. Depreciation expense for the period from May 19, 2022 through December 31, 2022 was $31.6 million, and is recorded within Depreciation, amortization and accretion on the Consolidated Statement of Operations.
Note 8. Goodwill, Other Intangible Assets and Out-of-market Contracts
Goodwill
As of May 19, 2022, the closing date of the Acquisition, and as of December 31, 2022, goodwill totaled $221.3 million.
Other Intangible Assets and Out-of-market Contracts
The Company has two categories of intangibles, those related to the Acquisition discussed in Note 3. Acquisitions, and those related to the Company's consolidated subsidiaries resulting from PPA and REC contracts.
Other intangible assets consisted of the following:

	Gross carrying amount	Accumulated amortization	Net intangible assets as of December 31, 2022
PPA contracts	$422,176,259	$(18,459,864)	$403,716,395
REC contracts	46,235,383	(1,164,753)	45,070,630
Trademarks	2,800,000	(466,667)	2,333,333
Channel partner relationships	94,700,000	(6,199,394)	88,500,606
Other intangible assets	1,000,000	—	1,000,000
Total intangible assets, net	$566,911,642	$(26,290,678)	$540,620,964
Amortization expense related to intangible assets was $26.3 million for the period from May 19, 2022 through December 31, 2022, which includes $19.6 million of Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statement of Operations.
The Company also has PPA and REC contracts that are held in an unfavorable position (out-of-market contracts), which consists of the following as of December 31, 2022:

	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of December 31, 2022
PPA contracts	$(198,445,904)	$4,881,935	$(193,563,969)
PPA contracts - signed MIPA assets(1)	(5,401,517)	—	(5,401,517)
REC contracts	(19,763,291)	4,213,416	(15,549,875)
REC contracts - signed MIPA assets(1)	(3,596,960)	—	(3,596,960)
Total out-of-market contracts, net	$(227,207,672)	$9,095,351	$(218,112,321)
(1)Signed MIPA assets are defined as assets that have an executed contractual MIPA or Purchase and Sale Agreement but have not yet closed.
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net similar to favorable PPA and REC contracts. The Company recorded $9.1 million of contract amortization contra-expense related to out-of-market contracts during the period from May 19, 2022 through December 31, 2022.

The net impact of PPA and REC contracts and out-of-market contracts was a net $10.5 million of amortization expense during the period from May 19, 2022 through December 31, 2022, which is recorded as Contract amortization, net in the Consolidated Statement of Operations.
Estimated future annual amortization expense for the above amortizable intangible assets and out-of-market contracts for the remaining periods through December 31, 2022 as follows:

Amortization Expense
2023	$26,911,723
2024	28,529,561
2025	30,792,701
2026	30,931,996
2027	31,145,578
Thereafter	174,197,084
Total	$322,508,643
Note 9. Leases
Lessee Arrangements
The Company has site lease agreements with various entities for the properties where renewable energy facilities have been constructed which provide the right to own and operate the projects on land and rooftops. The Company’s most significant lease liabilities relate to real estate leases that have initial contract lease terms ranging from one to 50 years. Certain leases include renewal and termination options. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as importance of the lease to overall operations, costs to negotiate a new lease, and costs of equipment constructed on the land. Management included the impact of any renewal options that the Company deemed to be reasonably certain of being exercised in its measurement and classification of its leases.
Leases are classified as either operating or financing. For operating leases, the Company has recognized a lease liability equal to the present value of the remaining lease payments, and a ROU asset equal to the lease liability, subject to certain adjustments, such as for prepaid rents. The Company used its incremental borrowing rate to determine the present value of the lease payments. Operating leases result in a straight-line lease expense. The Company has determined that all of its leases that existed as of December 31, 2022 are operating leases.
There were no impairment indicators identified during the year ended December 31, 2022 that required an impairment test for the Company’s ROU assets or other long-lived assets in accordance with ASC 360.
The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Period from May 19, 2022 through December 31, 2022
Lease cost
Operating lease cost	$6,110,415
Short-term lease cost	131,089
Variable lease cost	643,641
Total lease cost	$6,885,145

Other information
Cash paid for amounts included in the measurement of lease liabilities	$3,676,200
Operating cash flows from operating leases	$(3,676,200)
ROU assets obtained in exchange for new operating lease liabilities	$110,412,328
Weighted average remaining lease term – operating leases	28 years
Weighted average discount rate – operating leases	6.73%

Operating lease cost includes $0.4 million associated with leases embedded in PPAs for which no or de minimis payments are made. The Company estimates the fair value of the lease payments and grosses up both revenue and expense by this amount. Operating lease cost also includes $0.7 million of lease cost capitalized to the cost of projects during development and construction.
The supplemental balance sheet information related to leases for the period is as follows:

December 31, 2022
Operating leases
Operating lease assets	$102,594,813

Operating lease liabilities, current	(2,193,343)
Operating lease liabilities, noncurrent	(101,281,144)
Total operating lease liabilities	$(103,474,487)
Operating lease assets and operating lease liabilities, current, are recorded in Other noncurrent assets and Other current liabilities, respectively, on the Consolidated Balance Sheet.
Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2023	$8,541,786
2024	8,609,098
2025	8,538,998
2026	8,538,259
2027	8,573,244
Thereafter	200,218,632
Total lease payments	243,020,017
Less: Imputed interest	(139,545,530)
Present value of lease liabilities	$103,474,487
Lessor Arrangements
A portion of the Company’s operating revenues are generated from delivering electricity and related products from owned solar and wind renewable energy facilities under PPAs in which the Company is the lessor. In addition, the Company has certain energy optimization service agreements that involve the use of a battery in which the Company is the lessor.
For these PPAs, revenue is recognized when electricity is delivered and is accounted for as rental income under the lease standard. The adoption of ASC 842 did not have an impact on the accounting policy for rental income from the Company’s PPAs in which it is the lessor. The Company elected the package of practical expedients available under ASC 842, which did not require the Company to reassess its lease classification from ASC 840. Additionally, the Company elected the practical expedient to not separate lease and non-lease components for lessors. This election allows energy (lease component) and RECs (non-lease components) under bundled PPAs to be accounted for as a singular lease unit of account under ASC 842. The Company’s PPAs do not contain any residual value guarantees or material restrictive covenants.
As a result of the adoption of ASC 842 on January 1, 2022, the Company does not expect that PPAs that it enters into in the future will meet the definition of a lease. The Company may enter into battery storage agreements or bundled solar and storage agreements in the future that may contain one or more lease components.
Certain of the Company’s PPAs related to its solar or wind generating plants qualify as operating leases with remaining terms through 2047. Certain agreements include renewal, termination or purchase options. Property subject to operating leases, where the Company or one of its subsidiaries is the lessor, is included in Property, plant and equipment, net on the Consolidated Balance Sheet and rental income from these leases is included in Energy revenue on the Consolidated Statement of Operations. Lease income is based on energy generation; therefore, all rental income is variable under these leases. The variable lease income related to these agreements for the period from May 19, 2022 through December 31, 2022 was $6.0 million and is included in Energy revenue on the Consolidated Statement of Operations. As of December 31, 2022, the Company’s solar and wind generating plants subject to these leases had a total carrying value of $67.4 million.
Certain of the Company’s energy optimization service agreements qualify as operating leases with remaining terms through 2031. Lease income under these agreements is generally fixed and recognized on a straight-line basis over the term of the lease. The lease income related to these agreements for the period from May 19, 2022 through December 31, 2022 were not material and is not expected to be material for the ensuing five years.
Note 10. Debt
The Company has entered into credit facilities and loan agreements through its subsidiaries, as described below.

	Outstanding	Interest rate	Maturity date
GREC Entity HoldCo	74,196,983	1 mo. LIBOR + 1.75%	June 20, 2025
Midway III Manager LLC	14,609,867	3 mo. LIBOR + 1.63%	October 31, 2025
Trillium Manager LLC	72,736,786	3 mo. LIBOR + 1.88%	June 9, 2027
GB Wind Holdco LLC	122,684,036	3 mo. LIBOR + 1.38%	November 22, 2027
Greenbacker Wind Holdings II LLC	72,476,839	3 mo. LIBOR + 1.88%	December 31, 2026
Conic Manager LLC	24,356,358	3 mo. LIBOR + 1.75%	April 1, 2028
Turquoise Manager LLC	31,687,423	3 mo. LIBOR + 1.25%	December 23, 2027
Eagle Valley Clean Energy LLC	35,112,342	1.91%	January 2, 2057
Eagle Valley Clean Energy LLC (Premium financing agreement)	1,063,438	6.99%	November 30, 2023
Greenbacker Equipment Acquisition Company LLC	6,500,000	Prime + 1.00%	March 31, 2023
ECA Finco I, LLC	19,756,803	3 mo. LIBOR + 2.25%	February 25, 2028
GB Solar TE 2020 Manager LLC	19,182,430	3 mo. LIBOR + 1.88%	October 30, 2026
Sego Lily Solar Manager LLC	137,445,285	1 mo. SOFR + 1.38%	August 17, 2028
Celadon Manager LLC	61,925,120	1 mo. SOFR + 1.50%	February 18, 2029
GRP II Borealis Solar LLC	41,787,517	3 mo. LIBOR + 2.50%	June 30, 2027
Ponderosa Manager LLC	147,080,167	1 mo. SOFR + 1.10%	Various
PRC Nemasket LLC	44,487,662	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	60,000,000	1 mo. SOFR + 1.75%	November 29, 2027
Total debt	$987,089,056
Less: Current portion of long-term debt	(95,869,554)
Less: Discount on long-term debt	(28,628,520)
Less: Deferred financing fees	(11,830,541)
Total long-term debt, net	$850,760,441
GREC Entity HoldCo
On November 25, 2021, GREC Entity HoldCo converted its loan to a term loan with a maturity on June 20, 2025. The loan bears interest at a rate equal to the one-month LIBOR rate plus 1.75%. The loan is secured by all of the assets of GREC Entity HoldCo and the equity interests of each direct and indirect subsidiary of the Company. The Company, GREC and each direct and indirect subsidiary of the Company are guarantors of the Company’s obligations under the loan. This guarantee was removed in November 2022 as a condition to the closing of the revolving credit facility at GREC Holdings I, LLC. GREC has pledged all of the equity interests of GREC Entity HoldCo as collateral for this credit facility. Refer to Note 6. Borrowings under the Investment Basis for further detail.
Midway III Manager LLC
On October 31, 2018, Midway III Manager LLC converted its construction loan to a term loan. During the period from May 19, 2022 through December 31, 2022, Midway reached the fourth anniversary of the term conversion. As such, pursuant to the terms of the term loan agreement, the interest rate on the term loan changed from annual interest at three-month LIBOR plus 1.50% to three-month LIBOR plus 1.63%. This change in interest rate is effective through the maturity date of the term loan.

Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date of October 31, 2025. The loan is secured by a first-priority security interest in all assets of Midway III Manager LLC, including a pledge of (a) Midway Manager LLC’s interest in Midway III Holdings LLC and (b) GREC’s ownership interests in Midway III Manager LLC.
Trillium Manager LLC
On June 9, 2020, Trillium Manager LLC entered into a loan agreement which provided for certain construction, revolving and term loans in an amount not to exceed $100.0 million. The revolving loans were available until the Borrowing Base availability End Date, defined as two years after the June 9, 2020 closing date after which all outstanding revolving loans converted into the term loan. The term loan bears interest at a rate of three-month LIBOR plus an applicable margin, which is 1.88% per annum through the fourth anniversary of the closing date, and 2.00% per annum after the fourth anniversary of the closing date and increasing by 0.13% for each fourth anniversary thereafter. The loan is secured by a first-priority security interest in all assets of Trillium Manager LLC, including a pledge of (a) Trillium Manager LLC's interest in Trillium Holdings LLC and, (b) GREC's ownership interests in Trillium Manager LLC. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date of June 9, 2027. In addition, Trillium Manager LLC is party to several letter of credit facility agreements, not to exceed $5.0 million.
GB Wind Holdco LLC
On November 22, 2019, GB Wind Holdco LLC entered into a loan agreement that was subsequently amended and restated on January 13, 2020, to provided financing in connection with the operation and maintenance of certain wind facilities. The loan bears interest at the three-month LIBOR rate plus an applicable margin, which is 1.38% per annum through the fourth anniversary of the closing date and 1.50% per annum after the fourth anniversary of the closing date and increasing by 0.13% for each fourth anniversary thereafter. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date of November 22, 2027. The loan is secured by wind energy facilities owned through wholly owned subsidiaries.
Greenbacker Wind Holdings II LLC
On November 20, 2020, Greenbacker Wind Holdings II LLC entered into a financing agreement syndicated with various lenders who agreed to provide long-term financing. On February 19, 2021, Greenbacker Wind Holdings II LLC entered into a second loan agreement pursuant to an amended and restated financing agreement. The loan bears interest at the three-month LIBOR rate plus an applicable margin, which is 1.88% per annum until the fourth anniversary of the term conversion date and 2.00% per annum after the fourth anniversary of the term conversion date. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date of December 31, 2026. The loan is secured by wind energy facilities owned and operated by Greenbacker Wind Holdings II LLC and a pledge of Holiday Hill Manager LLC's interest in Holiday Hill Holdings LLC.
Conic Manager LLC
On August 8, 2019, Conic Manager LLC entered into a loan agreement. On April 1, 2021, Conic Manager LLC converted its term loan to a revolving line of credit facility in the aggregate principal amount of up to $24.4 million. There is a commitment fee equal to 0.30% per annum on any unused amount. The revolving line of credit facility was available to be drawn until October 31, 2022, at which point the outstanding balance converted to a term loan. Principal and interest payments are made on the last day of each three-month period with principal payments commencing on January 21, 2023 and continuing through the scheduled maturity date of April 1, 2028. The loan bears interest at a rate per annum equal to the LIBOR rate plus 1.75%. The loan is secured by a first-priority security interest in all assets of Conic Manager LLC, including a pledge of (a) Conic Manager LLC's interest in Conic Holdings LLC and, (b) GREC's ownership interests in Conic Manager LLC.
Turquoise Manager LLC
On February 12, 2020, Turquoise Manager LLC entered into a financing agreement syndicated with various lenders who agreed to provide a construction loan facility, an ITC bridge loan facility, and a term loan facility in connection with the construction and development of a solar energy facility. On December 23, 2020, the term loan conversion date occurred, and the construction loan and ITC bridge loan were repaid in full. The term loan is secured by a first-priority security interest in all assets of Turquoise Manager LLC, including a pledge of (a) Turquoise Manager LLC's interest in Turquoise Holdings LLC and, (b) GREC's ownership interests in Turquoise Manager LLC. The term loan bears interest at the three-month LIBOR rate plus an applicable margin, which is 1.25% per annum through the fifth anniversary of the term conversion, and 1.38% per annum thereafter through the maturity date, December 23, 2027. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date.
Eagle Valley Clean Energy LLC
On April 24, 2019, Eagle Valley Clean Energy LLC ("EVCE"), as a term of the Company’s acquisition of EVCE, entered into a debt settlement agreement and amended its loan. Pursuant to the debt settlement agreement, the amendment deferred interest payments through March 31, 2024 (the “Interest Forbearance Period”), deferred principal payments through March 31, 2029 (the “Principal Forbearance Period”), provided for certain waivers, and waived any existing events of default. During the Interest Forbearance Period, EVCE is required to make quarterly interest payments of not less than $85,000. Interest will continue to accrue at the then available 30-year fixed interest rate, 1.91%, and will be added to the principal balance, both of which will be payable every three months following the expiration of the Principal Forbearance Period. The loan matures on January 2, 2057.
On November 30, 2021, EVCE entered into a premium financing agreement for $1.2 million with an insurance company to provide financing for insurance policies. The loan bears interest at a fixed interest rate of 6.99% per annum through the maturity date, November 30, 2023.
Greenbacker Equipment Acquisition Company LLC
On January 29, 2021, Greenbacker Equipment Acquisition Company LLC entered into a loan and security agreement to provide an equipment financing line up to $6.5 million. which was advanced on February 1, 2021. The loan bears interest at a rate equal to 1.00% above the prime rate, as it appears in the Wall Street Journal, payable monthly and the principal is payable on the maturity date, March 31, 2023.
ECA Finco I LLC
On February 25, 2021, ECA Finco I, LLC's loan converted to a term loan. The loan bears interest at the three-month LIBOR rate plus an applicable margin, which is 2.25% per annum until February 25, 2025, and 2.50% per annum thereafter through the maturity date. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date of February 25, 2028. The term loan is secured by a first-priority security interest in all assets of ECA Finco I, LLC, including a pledge of (a) ECA Finco I, LLC’s interest in ECA Holdco I and, (b) GREC's ownership interests in ECA Holdco I.
GB Solar TE 2020 Manager LLC
On October 30, 2020, GB Solar TE 2020 Manager LLC entered into a loan agreement syndicated with various lenders in an amount not to exceed $19.6 million. The loan bears interest at the three-month LIBOR rate plus an applicable margin, which is 1.88% through the fourth anniversary of the closing date, 2.00% per annum after the fourth anniversary of the closing date and increasing by 0.13% for each fourth anniversary thereafter. The loan is secured by a first-priority security interest in all assets of GB Solar TE 2020 Manager LLC, including a pledge of (a) GB Solar TE 2020 Manager LLC's interest in GB Solar TE 2020 Holdings LLC and, (b) GREC's ownership interests in GB Solar TE 2020 Manager LLC. The loan requires quarterly payments of interest only through September 30, 2022, after which it requires quarterly payments of principal and interest through the maturity date, October 30, 2026.
Sego Lily Solar Manager LLC
On January 28, 2022, Utility Solar AcquisitionCo 2021 LLC, as a co-borrower with Sego Lily Solar Manager LLC, entered into a financing agreement to provide a construction loan facility, an ITC bridge loan facility, and a term loan facility in connection with the construction and operations of renewable energy facilities. The financing agreement was subsequently amended on June 9, 2022 to add commitments to provide term loans for two wind energy projects. The loan is secured by a first-priority security interest in all assets of Sego Lily Solar Manager LLC, including a pledge of (a) Sego Lily Solar Manager LLC 's interest in Sego Lily Solar Holdings LLC and Graphite Solar Holdings LLC and, (b) GREC's ownership interests in Sego Lily Solar Manager LLC. On August 17, 2022, the loan converted to a term loan. The term loans bear interest at the one-month SOFR plus an applicable margin, which is 1.38% per annum until the fourth anniversary of the term conversion and 1.50% from and including the fourth anniversary and increasing by 0.13% for each fourth anniversary thereafter. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date of August 17, 2028.

Celadon Manager LLC
On February 18, 2022, Celadon Manager LLC entered into a loan agreement syndicated with various lenders in an amount not to exceed $71.0 million. The loan is secured by a first-priority security interest in all assets of Celadon Manager LLC, including a pledge of (a) Celadon Manager LLC's interest in Celadon Holdings LLC and, (b) GREC's ownership interests in Celadon Manager LLC. The loan bears interest at the one-month SOFR plus an applicable margin, which is 1.50% through the fifth anniversary of the closing date, 1.63% per annum after the fifth anniversary of the closing date and increasing by 0.13% for each fifth anniversary thereafter. The loan requires quarterly payments of interest only through the fifth anniversary of the closing date, after which it requires quarterly payments of principal and interest through the maturity date, February 18, 2029.
GRP II Borealis Solar LLC
On February 28, 2017, GRP II Borealis Solar LLC entered into an amended and restated financing agreement syndicated with various lenders who agreed to provide a term loan in an amount not to exceed $60.0 million. The term loan bears interest at the three-month LIBOR rate plus an applicable margin, which is 2.50% through the maturity date, June 30, 2027.
Ponderosa Manager LLC
On July 26, 2022, Ponderosa Manager LLC and Utility Solar AcquisitionCo 2022 LLC jointly entered into a financing agreement syndicated with various lenders who agreed to provide certain construction, ITC bridge and aggregation loan facilities in an amount not to exceed $173.4 million. The construction and aggregation loan facilities have availability periods through 2023, upon which dates the Company has the option to repay the outstanding principal or convert the loans into a term loan. The ITC bridge loans have maturity dates through 2023. The debt is a construction loan whereby the Company elected a SOFR of 1.10% (construction loan margin of 1.00% and SOFR index adjustment of 0.10%). The loans bear interest at SOFR plus 1.10% until the maturity or conversion date.
PRC Nemasket LLC
On November 1, 2022, PRC Nemasket LLC entered into a financing agreement. The banks agreed to provide a term loan not to exceed $45.0 million in aggregate. The principal of the term loan shall be due and payable in quarterly principal installments, with final payment due on the maturity date, November 1, 2029. The banks also agreed to extend letters of credit to the borrower not to exceed $2.5 million in aggregate. The letters of credit have an expiration date agreed to at the time of issuance, with an expiration date of no more than twelve months after the date of the of letter issuance. All loans bears interest at SOFR with an applicable margin of 1.25%, increasing to 1.38% after the fourth anniversary of the closing date.
GREC Holdings 1 LLC
On November 29, 2022, GREC Holdings 1 LLC entered into a credit agreement with a syndicate of lenders for an aggregate revolving credit facility commitment of $150.0 million, with the allowance for increases of credit of no more than $50.0 million. Advances under the revolving credit facility will bear interest at the term SOFR index rate plus a spread adjustment plus applicable margin (spread adjustment of 0.10%; applicable margin ranging between 1.75% and 2.00%), and base rate loans will bear interest of the base rate plus applicable margin (base rate being greatest of prime rate, index floor, or federal funds rate plus 0.5%; applicable margin ranging between 0.75% and 1.00%).
The Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding borrowings. Refer to Note 11. Derivative Instruments for further discussion.
The following table shows the components of interest expense related to the Company's borrowings for the period from May 19, 2022 through December 31, 2022:

Period from May 19, 2022 through December 31, 2022
Loan interest	$16,092,601
Commitment / letter of credit fees	2,013,308
Amortization of deferred financing costs	1,532,817
Amortization of discount on notes payable	943,556
Interest capitalized	(4,614,299)
Total	$15,967,983

Interest expense disclosed in the table above is included within Interest expense, net on the Consolidated Statement of Operations.
The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Period ending December 31	Principal Payments
2023	$100,174,824
2024	37,846,974
2025	103,930,544
2026	109,250,321
2027	284,224,979
Thereafter	351,661,414
$987,089,056
Note 11. Derivative Instruments
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
On May 19, 2022, the designation date, the Company’s cash flow hedges were a $123.3 million net asset. The initial fair value of the cash flow hedges on the designation date at May 19, 2022 is recognized in Derivative assets, current, and Derivative assets, included in noncurrent assets, in the Consolidated Balance Sheet. The fair value of the effective portion of the interest rate swap is recognized into income under a systematic and rational method over the life of the hedging instrument and is presented in the same line item on the Consolidated Statement of Operations as the earnings effect of the hedged item, with the offset recorded to Other comprehensive income. For the period May 19, 2022 through December 31, 2022, the Company recorded $1.7 million as an increase in Interest expense, net in the Consolidated Statement of Operations in association with the recognition of the initial fair value of the interest rate hedges on the designation date.
As of December 31, 2022, the fair value of the Company's interest rate swaps was a $195.8 million asset with an outstanding notional amount of $1.5 billion. The notional amount includes $700.8 million associated with currently effective swaps, $542.3 million associated with forward starting swaps, and $284.7 million associated with deal contingent swaps. The interest rate swaps have maturities between 2025 and 2050.
The following table reflects the location and estimated fair value positions of derivative contracts at:

		December 31, 2022
Derivatives Designated as Hedging Instruments	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Interest rate swap contracts	Derivative Assets / (Other Liabilities)	$1,527,813,754	$195,839,516	$—
For derivatives designated as cash flow hedges, the changes in the fair value of the derivative are initially reported in other comprehensive income (outside of earnings), and subsequently, reclassified to earnings when the hedged transaction affects earnings. The Company assesses the effectiveness of each hedging relationship by utilizing a statistical regression analysis.
For the period from May 19, 2022 through December 31, 2022, the Company recognized a gain of $54.4 million, net of taxes of $20.0 million, in Unrealized gain on derivatives designated as cash flow hedges, net of tax in the Consolidated Statement of Comprehensive Income (Loss), related to the Company's cash flow hedge accounting. For the period May 19,

2022 through December 31, 2022, the Company recorded a realized loss of $1.3 million in Realized loss on interest rate swaps, net on the Consolidated Statement of Operations.
Amounts reported in accumulated other comprehensive income related to designated derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. For the period from May 19, 2022 through December 31, 2022, there was a $4.2 million loss associated with a favorable settlement received under the Company’s interest rate swap agreements reclassified from accumulated other comprehensive income to income as a decrease in interest expense offset by $1.7 million of amortization as discussed above. During the next twelve months, the Company estimates that a gain of $24.4 million will be reclassified to income as a decrease in interest expense as interest payments are made. In addition, a loss of $12.4 million will be reclassified to income as an increase in interest expense in association with the recognition of the initial fair value of the interest rate hedges on the designation date.
From time to time, the Company utilizes derivative instruments for the purposes of hedging future term debt instruments. Since the debt agreements have not yet closed, in order to lock in the terms, the Company made payments for the amount of $1.7 million to be maintained as cash collateral. As of December 31, 2022, this cash collateral is recorded in Other current assets in the Consolidated Balance Sheet.
Note 12. Asset Retirement Obligations
The following table represents the balance of AROs as of December 31, 2022, as well as the additions, settlements and accretion related to the Company's AROs for the period from May 19, 2022 through December 31, 2022:

Balance as of May 19, 2022	$29,383,847
Revisions in estimates for current obligations	—
Asset retirement obligation settled during current period	—
Asset retirement obligation incurred during current period	1,165,035
Accretion expense	863,956
Balance as of December 31, 2022	$31,412,838
As of December 31, 2022, the AROs are recorded in Other noncurrent liabilities in the Consolidated Balance Sheet.
Note 13. Commitments and Contingencies
Legal Proceedings
The Company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. As of December 31, 2022, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company.
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of December 31, 2022, the Company has provided the requisite security for these agreements in the form of a standby letter of credit of $109.3 million. As of December 31, 2022, no amounts had been drawn under these letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from March 2023 through January 2057.

Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $157.5 million to complete construction of the facilities. Based upon current construction schedules, the expectation is that these commitments will be fulfilled in 2023 into 2024. In addition, pursuant to various membership interest purchase agreements to which the Company via its subsidiaries are a party, the Company has committed an outstanding balance of approximately $943.4 million to complete the closing pursuant to all conditions being met under the membership interest purchase agreements as of December 31, 2022. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. For the period from May 19, 2022 through December 31, 2022, the Company was in compliance with all agreed upon delivery quantities.
Renewable Energy Credit Commitments
The Company enters into two different types of forward sales agreements. The first type of forward sales agreement is to sell 100% of the RECs produced by certain renewable energy systems. Total REC sales will depend on total production at each renewable energy system. The second type of forward sales agreement is to sell a specified number of RECs at fixed prices during specific periods between 2023 through 2041. As of December 31, 2022, the Company's commitments with third parties under REC sales contracts are as follows:

Number of RECs
2023	181,877
2024	176,050
2025	59,435
2026	55,291
2027	27,823
Thereafter	201,643
Total	702,119
Leases
Agreements to lease assets are evaluated at inception to determine whether they represent finance or operating leases. The Company has determined its site leases represent operating leases and accordingly minimum rental expense is recognized on a straight-line basis over the lease term beginning with the lease commencement date. Refer to Note 9. Leases for further discussion of the Company’s operating lease obligations.
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures which are governed by various agreements to which certain of the Company's subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $452.3 million as of December 31, 2022. As of December 31, 2022, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
Refer to Note 1. Organization and Operations of the Company, Note 5. Variable Interest Entities, Note 9. Leases and Note 14. Related Parties for an additional discussion of the Company’s commitments and contingencies.
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
Modified Special Unit
In accordance with the terms of the Fourth Operating Agreement, the Special Unitholder was the holder of the Special Unit, which, prior to the completion of the Acquisition, entitled it to receive the Performance Participation Fee and Liquidation Performance Participation Fee, each as described in detail in Note 5. Related Party Agreements and Transaction Agreements as included in the Notes to the Consolidated Financial Statements as prepared under the Investment Basis.
Prior to the Acquisition, under the Fourth Operating Agreement, the “Liquidation Performance Participation Fee” payable to the Special Unitholder was equal to 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital was defined as the Company's NAV immediately prior to the time of a liquidation or a listing. In the event of any liquidity event that involved a listing of the Company's shares, or a transaction in which the Company’s members received shares of a company that was listed, on a national securities exchange, the Liquidation Performance Participation Fee would have been equal to 20.0% of the amount, if any, by which the Company's listing value following such liquidity event exceeded the adjusted capital, as calculated immediately prior to such listing (the “Listing Premium”). Any such Listing Premium and related Liquidation Performance Participation Fee would be determined and payable in arrears 30 days after the commencement of trading following such liquidity event.
Following the Acquisition, under the Fifth Operating Agreement, the “Liquidation Performance Participation Distribution” is payable to GB Liquidation Performance Holder LLC (the “LPU Holder”) upon the same terms described above with the exception that amounts that may be earned upon the occurrence of a listing of the Company’s shares (or a transaction in which the Company’s members receive shares of a company that is listed) on a national securities exchange are no longer payable in cash, but only in additional Class P-I shares, which will be valued for such purpose at their then fair market value as determined in accordance with the terms of the Fifth Operating Agreement at the time of such listing. In the case of a liquidation of the Company, amounts payable may be paid in additional shares of the Company, other securities and/or cash. Refer to Note 17. Members' Equity for additional details on the Liquidation Performance Unit.
Transition Services Agreement
In connection with the Acquisition, Group LLC and certain other parties (together, the “Service Recipients”) entered into a transition services agreement with Greenbacker Administration (the “Transition Services Agreement”), pursuant to which Greenbacker Administration is providing certain financial and corporate recordkeeping services to the Service Recipients until the earlier of December 31, 2023 (or December 31, 2026 in the case of one of the Service Recipients), such time as the parties terminate the services arrangement, or one month after such Service Recipient has been liquidated and dissolved. The Service Recipients shall be required to pay a fee of $200 per hour per person performing the services it receives under the Transition Services Agreement. The impact of the Transition Services Agreement to the Consolidated Financial Statements for the period from May 19, 2022 through December 31, 2022 was not material.
Registration Rights Agreement
In connection with the Acquisition, the Company, GREC, Group LLC and the LPU Holder entered into a customary registration rights agreement (the “Registration Rights Agreement”), pursuant to which GREC has agreed to use commercially reasonable efforts to prepare and file with the SEC not later than 12 months from the beginning of the first full calendar month following completion of an initial public offering by GREC a shelf registration statement relating to the resale of shares of common stock of GREC that may in the future be held by Group LLC, the LPU Holder and/or their respective members to the extent their shares of the Company are repurchased, redeemed, exchanged or converted into shares of common stock of GREC. GREC has agreed to pay customary registration expenses and to provide customary indemnification in connection with the foregoing registration rights.

Executive Protection Plan
In connection with the closing of the Acquisition, each of Mr. Charles Wheeler and Mr. David Sher terminated their employment agreements with Group LLC, and such employment agreement was superseded by offer letters from GREC and participation in the GREC Executive Protection Plan.
GCM Managed Funds
Prior to the Acquisition, GCM served as the external advisor of four investment entities - the Company, GROZ, GDEV I and GREC II. The Advisory Agreement between GCM and the Company was terminated in connection with the Acquisition. However, the Company continues to provide through GCM investment management services to GROZ, GDEV I and GREC II as a result of the acquisition of GCM. As a result, the Company began to record Investment Management revenue on the Consolidated Statement of Operations, as applicable, and more fully described below. In addition, the Company entered into an advisory agreement with GDEV II on November 11, 2022.
Base management fees under GCM’s advisory fee agreement with GROZ are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital for GROZ. During the period from May 19, 2022 through December 31, 2022, the Company earned $0.2 million in management fees from GROZ, which is included in Investment Management revenue on the Consolidated Statement of Operations. The management fees earned are payable monthly, in arrears. As of December 31, 2022, the Company was owed $0.1 million in management fees from GROZ, which is included in Accounts receivable on the Consolidated Balance Sheet.
The Company is also eligible to receive certain performance-based incentive fee distributions from GROZ, including upon liquidation of GROZ, subject to certain distribution thresholds as defined in the amended and restated limited liability company operating agreement of GROZ. The Company did not recognize any revenue related to GROZ incentive fee distributions for the period from May 19, 2022 through December 31, 2022.
Base management fees under GCM’s advisory fee agreements with GDEV and GDEV B, dated March 3, 2022, are calculated as follows. For the period from March 3, 2022 through the date on which the commitment period ends (as defined in the GDEV and GDEV B amended and restated limited partnership agreements), the management fee is calculated at an annual rate of 2.00% of the aggregate capital commitments to GDEV and GDEV B. Beginning on the date following the date on which the commitment period terminates, the management fee is calculated at an annual rate of 2.00% of the aggregate cost basis of all portfolio securities of GDEV and GDEV B. The management fees earned are payable quarterly, in advance. As a result of the Company consolidating GDEV during the period from May 19, 2022 through November 17, 2022, $0.9 million of management fee revenue earned under the advisory agreement with GDEV, was considered intercompany revenue and was therefore eliminated in consolidation. As a result of the deconsolidation of GDEV on November 18, 2022, management fee revenue is no longer eliminated and is recorded on the Consolidated Statement of Operations. Refer to Note 2. Significant Accounting Policies for further information on the deconsolidation of GDEV. During the period from November 18, 2022 through December 31, 2022, the Company earned $0.2 million, in management fees from GDEV, which is included in Investment Management revenue on the Consolidated Statement of Operations. As of December 31, 2022, the Company was not owed any management fees from GDEV. Management fee revenue earned under the advisory agreement with GDEV B is not considered intercompany revenue, and therefore is not eliminated in consolidation. During the period from May 19, 2022 through December 31, 2022 the Company earned $0.4 million in management fees from GDEV B, which is included in Investment Management revenue on the Consolidated Statement of Operations. As of December 31, 2022, GDEV B prepaid $0.6 million in management fees to the Company, which is included in Other current liabilities on the Consolidated Balance Sheet.
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV I, including upon liquidation of GDEV I, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV I. The Company did not recognize any revenue related to GDEV I incentive fee distributions for the period from May 19, 2022 through December 31, 2022.
Base management fees under GCM's advisory agreement with GDEV II, dated November 11, 2022, are calculated as follows. For the period from November 11, 2022 through the date on which the commitment period ends (as defined in the GDEV II amended and restated limited partnership agreement), the management fee is calculated at an annual rate of 2.00% of the aggregate capital commitments to GDEV II. Beginning on the date following the date on which the commitment period terminates, the management fee is calculated at an annual rate of 2.00% of the aggregate cost basis of all portfolio securities of GDEV II. The management fees earned are payable quarterly, in advance. During the period from November 11, 2022 through December 31, 2022 the Company earned $0.2 million in management fees from GDEV II, which is included in Investment

Management revenue on the Consolidated Statement of Operations. As of December 31, 2022, the Company was owed $0.2 million in management fees from GDEV II, which is included in Accounts receivable on the Consolidated Balance Sheet.
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV II, including upon liquidation of GDEV II, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV II. The Company did not recognize any revenue related to GDEV II incentive fee distributions for the period from November 11, 2022 through December 31, 2022.
Base management fees under GCM's advisory fee agreement with GREC II are to be calculated at a monthly rate of 1.25% annually of the aggregate NAV of the net assets attributable to Class F shares of GREC II plus an annual percentage of the aggregate NAV of the net assets attributable to Class I, Class D, Class T, and Class S shares in accordance with the following schedule:

Aggregate NAV (Class I, Class D, Class T, and Class S shares)	Management Fee
On NAV up to and including $1,500,000,000	1.75% (0.15% monthly)
On NAV in excess of $1,500,000,000	1.50% (0.13% monthly)
Due to GREC II's early stage of development, the Company did not earn any management fees under the advisory agreement during the period from May 19, 2022 through December 31, 2022.
The Company is also eligible to receive certain performance-based incentive fees from GREC II, including upon liquidation of GREC II, subject to certain distribution thresholds as defined in the advisory agreement between GCM and GREC II. For the period from May 19, 2022 through December 31, 2022, the Company recognized $0.9 million in revenue related to GREC II performance-based incentive fees included in Other revenue on the Consolidated Statement of Operations, and was owed $0.9 million in performance-based incentive fees as of December 31, 2022, which is included in Accounts receivable on the Consolidated Balance Sheet.
Other Related Party Transactions
The Company entered into secured loans to finance the purchase and installation of energy-efficient lighting with AEC Companies. Certain of the loans with LED Funding LLC, an AEC Company, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own a direct, noncontrolling ownership interest in the Company. The loans between the AEC Companies and the Company, and the subsequent leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of December 31, 2022, the Company was owed $0.1 million in lease payments from AEC Companies, which is included in Accounts receivable on the Consolidated Balance Sheet. As of December 31, 2022, the principal balance of the loan receivable was $0.3 million, which is included in Other noncurrent assets on the Consolidated Balance Sheet, and interest receivable was not material. Payments received on the operating leases and the loan receivable during the period from May 19, 2022 through December 31, 2022 were $0.1 million.
Note 15. Income Taxes
The Company conducts most of its operations through GREC, its taxable wholly owned subsidiary. The Company’s consolidated income tax provision consists of the following:

Period from May 19, 2022 through December 31, 2022
Federal	$984,603
State	2,019,115
Foreign	1,401
Deferred provision for income taxes	$3,005,119
The principal differences between the Company's effective tax rate on operations and the U.S. federal statutory income tax rate as of December 31, 2022 are as follows:

	Period from May 19, 2022 through December 31, 2022	Percentage
Tax (benefit) at statutory U.S. federal income tax rate	$(12,001,750)	21.0%
State income taxes, net of federal benefit	937,456	(1.6)%
Noncontrolling interest	12,482,232	(21.8)%
Share-based compensation	1,441,163	(2.5)%
Federal tax credits	(2,100,381)	3.7%
Change in valuation allowance	657,644	(1.2)%
Permanent differences (GREC LLC and other - net)	1,588,755	(2.8)%
Actual provision for income taxes	$3,005,119	(5.2)%
Deferred tax assets (liabilities) have been classified on the accompanying Consolidated Balance Sheet as of December 31, 2022 as follows:

2022
Net operating losses	$98,911,035
Federal tax credits	16,251,724
Operating lease liabilities	14,281,891
Asset retirement obligations	5,286,656
Disallowed interest	5,027,580
Other	3,570,566
Total deferred tax assets	143,329,452
Less: Valuation allowance	(2,170,000)
Deferred tax assets, net of valuation allowance	$141,159,452

Investments in flow-through entities taxed as partnerships	$(41,666,863)
Derivative assets	(51,568,960)
Property, plant, and equipment	(48,090,012)
Intangibles	(64,833,949)
Operating lease assets	(14,070,292)
Long-term debt	(4,657,929)
Total deferred tax liabilities	$(224,888,005)
Deferred tax liabilities, net	$83,728,553

The Company’s net deferred tax liability of $83.7 million consists of a deferred tax liability of $85.7 million, offset by a deferred tax asset of $1.9 million, which are recorded to Deferred tax liabilities, net and Other noncurrent assets, respectively, on the Consolidated Balance Sheet.
As of December 31, 2022, the Company has federal net operating loss carry-forwards of approximately $372.1 million. Approximately $322.6 million of the carry-forward is indefinite lived with the remaining $49.5 million expiring in 2034 through 2037. Federal tax credit carryforwards are approximately $16.3 million and expire in 2035 through 2042.
State net operating loss and carryforwards total approximately $383.2 million. Approximately $40.8 million of the net operating loss carry-forward is indefinite lived with the remaining $342.4 million expiring in 2023 through 2042 with earlier years expirations reserved by a valuation allowance.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022, management has applied a partial valuation allowance of $2.2 million against the deferred tax assets resulting from certain state net operating loss carryforwards where it is more likely than not that they will not be utilized during their carryforward period.
Federal and state statutes of limitations are generally open for all years in which the Company has generated net operating losses, the earliest of which is the year ended December 31, 2014.
The Company assessed its tax positions for all open tax years as of December 31, 2022 for all U.S. federal and state, and foreign tax jurisdictions for the years 2014 through 2022. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of December 31, 2022.
Note 16. Noncontrolling Interests and Redeemable Noncontrolling Interests
NCI represents the portion of net assets in consolidated subsidiaries that are not attributable, directly, or indirectly, to the Company. For accounting purposes, the holders of NCI of consolidated subsidiaries of the Company include Tax Equity Investors under the tax equity financing facilities as well as the NCI in GDEV GP and GDEV GP II, which are held by an employee of the Company, and GDEV, which NCI was held by other limited partners of the partnership prior to the deconsolidation event on November 18, 2022.
Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the Tax Equity Investors achieve their agreed-upon rate of return, they are entitled to a portion of the applicable project’s operating cash flow, as well as substantially all of the project’s investment tax credits, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the Tax Equity Investors reach their target return between five and 10 years after the applicable project achieves commercial operation. The Company has determined that the contractual arrangements with Tax Equity Investors represent substantive profit-sharing arrangements and that income or loss should be attributed to these NCIs in each period using a balance sheet approach referred to as the HLBV method. As of December 31, 2022, RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value was $2.0 million, and nonredeemable NCI attributable to Tax Equity Investors was $83.3 million. Net income (loss) attributable to noncontrolling interests for Tax Equity Investors was $(60.7) million for the period from May 19, 2022 through December 31, 2022. For the period from May 19, 2022 through December 31, 2022, contributions from Tax Equity Investors net of syndication costs totaled $82.7 million, all of which was received in the period, and distributions to Tax Equity Investors totaled $11.4 million, of which $8.6 million was paid in the period.
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of December 31, 2022, the NCI attributable to the GDEV GP was $0.5 million. Net income (loss) attributable to noncontrolling interests at GDEV GP for the period from May 19, 2022 through December 31, 2022 was not material.
The Company allocates income and loss to the NCI in GDEV GP II based on the contractual allocations within the GDEV GP II operating agreement. As of December 31, 2022, the NCI attributable to the GDEV GP II was not material. There was no net income (loss) attributable to noncontrolling interests at GDEV GP II for the period from May 19, 2022 through December 31, 2022.
The noncontrolling interests in GDEV represented the component of equity held by limited partners, excluding the equity held by the Company, prior to the deconsolidation of GDEV on November 18, 2022 as discussed in Note 5. Variable Interest Entities. The portion of the net investment gains (losses) of GDEV attributable to the limited partner investors was allocated to noncontrolling interests prior to the deconsolidation. Net income (loss) attributable to noncontrolling interests at GDEV was $1.2 million for the period from May 19, 2022 through November 17, 2022. For the period from May 19, 2022 through November 17, 2022, contributions from the GDEV limited partners net of carried interest totaled $22.2 million of which $22.2 million were received in the respective period. For the period from May 19, 2022 through November 17, 2022, distributions to the limited partners totaled $2.6 million all of which were paid in the respective periods. As a result of the deconsolidation event on November 18, 2022, there was no NCI attributable to GDEV investors as of December 31, 2022.
As of December 31, 2022, NCI attributable to other noncontrolling interest was $0.2 million.

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
In connection with the Acquisition, Group LLC received consideration of 24,393,025 Class P-I shares and 13,071,153 Earnout Shares. Holders of the Class P-I shares or Earnout Shares issued pursuant to the Contribution Agreement will not be permitted to sell or transfer the Class P-I shares or Earnout Shares for twelve months after the closing date of the Acquisition.
The Company offers shares pursuant to the DRP, and offers an SRP pursuant to which quarterly share repurchases are conducted to allow shareholders to sell shares back to the Company.
The following table is a summary of the shares issued and repurchased during the period and outstanding as of December 31, 2022:

	Shares Outstanding as of May 19, 2022	Shares Issued to Complete the Acquisition	Other Capital Activity	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of December 31, 2022
Class A	16,626,973	—	(23,601)	278,470	(740,845)	—	16,140,997
Class C	2,766,760	—	—	61,152	(154,918)	—	2,672,994
Class I	6,445,062	—	—	157,542	(199,413)	—	6,403,191
Class P-A	794,193	—	—	21,867	(1,160)	—	814,900
Class P-I	103,334,227	24,393,025	45,664	810,287	(3,504,789)	235,570	125,313,984
Class P-D	198,948	—	(2,776)	837	(5,436)	—	191,573
Class P-S	47,047,838	—	—	456,028	(1,008,419)	(233,990)	46,261,457
Class P-T	241,447	—	—	3,867	—	—	245,314
Total	177,455,448	24,393,025	19,287	1,790,050	(5,614,980)	1,580	198,044,410
As of December 31, 2022, none of the Company’s preferred shares were issued and outstanding.

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
As of December 31, 2022, the Company issued 2,854,508 Class A shares, 501,816 Class C shares, 1,387,945 Class I shares, 48,899 Class P-A shares, 1,592,476 Class P-I shares, 2,380 Class P-D shares, 938,083 Class P-S shares, and 8,190 Class P-T shares for a total of 7,334,297 aggregate shares issued under the DRP.
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
Effective September 1, 2020, the Company, through approval by its Board of Directors, adopted an amended SRP, pursuant to which the Company will conduct quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the Company. The quarterly share repurchases limits for the Company’s new SRP are set forth below.

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
Since none of the events that would trigger the Liquidation Performance Participation Distribution was considered probable to occur, no liability was recognized related to the LPU as of December 31, 2022.
Additionally, certain employees of the Company received profits interest units from the LPU Holder in exchange for employment services. Since LPU Holder does not have any other operations or assets, the distribution an employee grantee shall receive from these profits interest units is the equivalent of the Liquidation Performance Participation Distribution the Company shall make to the LPU Holder. The Company has determined that the profits interest units do not represent a substantive class of the Company’s equity, and therefore, shall account for the potential distribution to employees as a payable in accordance with ASC 710. Since none of the events that would trigger the distribution was considered probable to occur, no liability was recognized as of December 31, 2022, and no compensation expenses was recognized for the period from May 19, 2022 through December 31, 2022.
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

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—
1-Dec-20	31-Dec-22	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158
On the last business day of each month, with the authorization of the Company’s Board of Directors, the Company declares distributions on each outstanding Class A, C, I, P-A, P-I, P-D, P-T and P-S shares. The following table reflects the distributions declared during the period from May 19, 2022 through December 31, 2022:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
June 1, 2022	$6,954,111	$2,020,049	$8,974,160
July 1, 2022	7,344,811	1,889,655	9,234,466
August 1, 2022	7,570,118	1,955,461	9,525,579
September 1, 2022	7,564,952	1,973,079	9,538,031
October 3, 2022	7,312,905	1,922,613	9,235,518
November 1, 2022	7,507,085	1,986,513	9,493,598
December 1, 2022	7,270,876	1,930,103	9,200,979
January 3, 2023	7,702,756	1,967,527	9,670,283
Total	$59,227,614	$15,645,000	$74,872,614
All distributions paid for the period from May 19, 2022 through December 31, 2022 are expected to be reported as a return of capital to members for tax reporting purposes.
Cash distributions for the year ended May 19, 2022 through December 31, 2022 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s change in acquisition strategy to include a greater number of pre-operational assets that are not yet generating cash from operations, a significant amount of distributions will continue to be funded from other external financing sources until such projects become operational. Management fee and incentive fee revenue from our IM segment will also be utilized as a source of capital to fund distributions as this portion of our business grows.
Note 18. Earnings Per Share
Basic earnings per share is calculated by dividing net loss attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period.
The following table reconciles the numerator and the denominator used to calculate basic earnings per share:

Period from May 19, 2022 through December 31, 2022
Numerator
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(724,977)

Denominator
Weighted average shares, basic	201,667,520

Net loss attributable to Greenbacker Renewable Energy Company LLC
Basic	$0.00
Note 19. Segment Reporting
The Company determines its operating segments and reports segment information in accordance with how the Company’s CODM allocates resources and assesses performance. The Company’s CODM is its Chief Executive Officer. The Company’s operating segments are aggregated into two reportable segments described below.
•IPP – The IPP business represents the active management and operations of the Company's fleet of renewable energy projects, including those in late-stage development and under construction. The Company's renewable energy projects generally earn revenue through the sale of generated electricity as well as frequently through the sale of other commodities such as RECs. In certain cases, the Company also serves as a minority member in renewable energy projects where it does not actively manage and operate the project but receives periodic dividends. The Company also provides loans to developers for the construction of renewable energy and energy efficiency projects as an incremental revenue stream for IPP.
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
•IM – The IM business represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act. The IM business will also include administrative services provided by Greenbacker Administration for managed funds in the renewable energy industry as an additional revenue stream.
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
The following table presents the Company’s reportable segment financial results:

Period from May 19, 2022 through December 31, 2022
Energy revenue	$101,595,947
Other revenue	7,505,530
Contract amortization, net	(10,529,266)
Total IPP revenue	$98,572,211

Investment Management revenue	$1,918,911
The Company's CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vi) share-based compensation; (vii) other non-recurring costs that are unrelated to the continuing operations of the Company's segments; and (viii) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments. See “Results of Operations - Non-Investment Basis” Item 7 for additional discussion on Segment Adjusted EBITDA and segment results for the period from May 19, 2022 through December 31, 2022.
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

For the period May 19, 2022 through December 31, 2022
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$53,626,933
IM Adjusted EBITDA	(8,479,896)
Total Segment Adjusted EBITDA	$45,147,037

Reconciliation:
Total Segment Adjusted EBITDA	$45,147,037
Unallocated corporate expenses	(18,766,648)
Total Adjusted EBITDA	26,380,389

Less:
Share-based compensation expense	6,903,931
Change in fair value of contingent consideration	2,100,000
Non-recurring professional fees associated with the Acquisition and change in status	7,593,649
Depreciation, amortization and accretion(1)	49,771,964
Operating loss	$(39,989,155)

Interest expense, net	(15,889,125)
Realized loss on interest rate swaps, net	(1,322,219)
Unrealized loss on interest rate swaps, net	(249,150)
Unrealized gain on investments, net	398,479
Other expense, net	(107,890)
Net loss before income taxes	$(57,159,060)

Provision for income taxes	(3,005,119)
Net loss	$(60,164,179)

Less: Net loss attributable to noncontrolling interests	(59,439,202)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(724,977)
(1)Includes contract amortization, net in the amount of $10.5 million for the period from May 19, 2022 through December 31, 2022 which is included in Contract amortization, net on the Consolidated Statement of Operations.
Assets are not allocated to the Company’s segments for internal reporting purposes.
Note 20. Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no subsequent events requiring adjustment or disclosure in the Consolidated Financial Statements, except as described below.
Tax equity fundings
During the period of January 1, 2023 through March 31, 2023, Tax Equity Investors provided contributions totaling $10.8 million relating to existing tax equity partnerships during the period.
Debt facilities
On January 26, 2023 and February 17, 2023, the Company made additional draws on existing debt of $6.1 million and $12.5 million, respectively.
54

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors
Greenbacker Renewable Energy Company LLC:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities of Greenbacker Renewable Energy Company LLC and Subsidiaries (the Company), including the consolidated schedule of investments as of December 31, 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for the period from January 1, 2022 to May 18, 2022 and the year ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations, the changes in its net assets and its cash flows for the period from January 1, 2022 to May 18, 2022 and the year then ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.
Fair Value of Certain Level III Investments
As discussed in Notes 2, 3, and 4 to the consolidated financial statements, the Company measures its investments at fair value using different valuation techniques including the income, cost, or market approach. The income approach requires multiple inputs, including discount rates, expected cash flows, and other inputs. For the period from January 1, 2022 to May 18, 2022, the Company recorded a net change in unrealized appreciation on investments of $13.6 million, which represents the impact of the change in fair value of the Company’s investments.
We identified the assessment of the fair value for the Level III portfolio investments utilizing the income approach as a critical audit matter. Evaluating certain assumptions used to measure the fair value of the Level III portfolio investments utilizing the income approach involved a high degree of subjective auditor judgment. Specifically, subjective auditor judgment was required to assess the discount rates applied to the forecasted cash flows of these Level III portfolio investments. In addition, evaluation of the discount rates required the involvement of valuation professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company's process to measure the fair value of Level III portfolio investments, including controls related to the development of the discount rates. We involved valuation professionals with specialized skills and knowledge, who for a selection of investments evaluated the discount rates used by the Company by comparing them to a range of independently developed discount rates using publicly available market data for comparable companies.
We have served as the Company’s auditor since 2012.

New York, New York
March 31, 2023

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

Commitments and contingencies (Note 10. Commitments and Contingencies)

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
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the period from January 1, 2022 through May 18, 2022	For the year ended December 31, 2021
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$12,547,447	$28,631,462
Interest income	—	—
Total investment income from controlled, affiliated investments	$12,547,447	$28,631,462

Investment income from non-controlled, non-affiliated investments:
Interest income	1,279,349	3,919,675
Total investment income	$13,826,796	$32,551,137

Operating expenses:
Management fee expense	10,661,560	21,940,099
Audit and tax expense	906,679	1,812,189
Interest and financing expenses	1,313,882	2,988,749
General and administration expenses	205,718	658,439
Performance participation fee	384,065	4,672,078
Legal expenses	3,040,571	535,759
Directors fees and expenses	568,489	432,860
Transfer agent expense	301,362	701,321
Other professional fees expenses	2,531,932	2,696,668
Administrator expenses	2,155,303	—
Other expenses *	957,177	2,346,598
Total expenses	23,026,738	38,784,760
Net investment loss before taxes	(9,199,942)	(6,233,623)
(Benefit from) income taxes	(4,315,392)	(9,050,004)
Franchise tax expense	—	160,572
Net investment (loss) income	(4,884,550)	2,655,809

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized loss on investments	(1,688)	(29,182)
Net change in unrealized appreciation (depreciation) on:
Investments	13,647,821	56,023,470
Foreign currency translation	(26,172)	10,727
Swap contracts	35,266,332	2,248,926
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(13,223,285)	(17,888,961)
Net increase in net assets attributed to members' equity	$30,778,458	$43,020,789

Common share per share information —basic and diluted:
Net investment (loss) income	$(0.03)	$0.02
Net increase in net assets attributed to members' equity	$0.18	$0.34
Weighted average common shares outstanding	174,129,549	126,458,860
* For the period from January 1, 2022 through May 18, 2022, Other expenses includes $0.7 million of net realized losses on swap contracts. For the year ended December 31, 2021, Other expenses includes $2.0 million of net realized losses on swap contracts.
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Total members’ equity (net assets)
Balances as of December 31, 2020	62,870,347	$62,870	$550,896,111	$(60,708,055)	$18,141,632	$55,759,375	$(108,971)	$(8,491,103)	$555,551,859
Proceeds from issuance of common shares, net	103,638,424	103,638	928,182,804	—	—	—	—	—	928,286,442
Issuance of common shares under distribution reinvestment plan	1,418,253	1,418	12,289,558	—	—	—	—	—	12,290,976
Repurchases of common shares	(2,538,197)	(2,538)	(22,201,916)	—	—	—	—	—	(22,204,454)
Proceeds from shares transferred	(1,308)	—	—	—	—	—	—	—	—
Offering costs	—	—	(1,058,658)	—	—	—	—	—	(1,058,658)
Deferred sales commissions	—	—	—	(5,461,652)	—	—	—	—	(5,461,652)
Shareholder distributions	—	—	—	(71,114,670)	—	—	—	—	(71,114,670)
Net investment income	—	—	—	2,655,809	—	—	—	—	2,655,809
Net realized loss on investments	—	—	—	—	(29,182)	—	—	—	(29,182)
Net change in unrealized appreciation on investments	—	—	—	—	—	56,023,470	—	—	56,023,470
Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	10,727	—	10,727
Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	2,248,926	2,248,926
(Provision for) income taxes on realized and unrealized gain loss on investments, foreign currency translation and swap contracts	—	—	—	—	—	(17,888,961)	—	—	(17,888,961)
Balances as of December 31, 2021	165,387,519	$165,388	$1,468,107,899	$(134,628,568)	$18,112,450	$93,893,884	$(98,244)	$(6,242,177)	$1,439,310,632
Proceeds from issuance of common shares, net	11,924,799	11,924	104,939,688	—	—	—	—	—	104,951,612
Issuance of common shares under distribution reinvestment plan	863,276	863	7,485,869	—	—	—	—	—	7,486,732
Repurchases of common shares	(720,146)	(720)	(6,261,773)	—	—	—	—	—	(6,262,493)
Offering costs	—	—	(229,596)	—	—	—	—	—	(229,596)
Deferred sales commissions	—	—	—	(92,597)	—	—	—	—	(92,597)
Shareholder distributions	—	—	—	(32,202,840)	—	—	—	—	(32,202,840)
Net investment loss	—	—	—	(4,884,550)	—	—	—	—	(4,884,550)
Net realized loss on investments	—	—	—	—	(1,688)	—	—	—	(1,688)
Net change in unrealized appreciation on investments	—	—	—	—	—	13,647,821	—	—	13,647,821
Net change in unrealized depreciation on foreign currency translation	—	—	—	—	—	—	(26,172)	—	(26,172)
Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	35,266,332	35,266,332
(Provision for) benefit from income taxes on realized and unrealized loss on investments, foreign currency translation and swap contracts	—	—	—	—	—	(13,223,285)	—	—	(13,223,285)
Balances as of May 18, 2022	177,455,448	$177,455	$1,574,042,087	$(171,808,555)	$18,110,762	$94,318,420	$(124,416)	$29,024,155	$1,543,739,908
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the period from January 1, 2022 through May 18, 2022	For the year ended December 31, 2021
Operating activities:
Net increase in net assets from operations	$30,778,458	$43,020,789
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	520,183	905,959
Gross funding of new or existing investments	(339,424,218)	(1,113,729,511)
Return of capital	210,519,840	440,266,245
Proceeds from principal payments and sales of investments	12,325,274	9,928,720
Sales (purchases) of money market funds, net	52,101,113	(56,219,716)
Net realized loss on investments	1,688	29,182
Net change in unrealized (appreciation) on investments	(13,647,821)	(56,023,470)
Net change in unrealized depreciation (appreciation) on foreign currency translation	26,172	(10,727)
Net change in unrealized (appreciation) on swap contracts	(35,266,332)	(2,248,926)
Deferred tax expense	8,907,893	8,838,958
(Increase) decrease in other assets:
Receivable for investments sold	69,994	4,689,190
Receivable for return of capital	(498,282)	1,505,140
Dividend receivable	(1,319,990)	(3,299,573)
Other assets	821,032	(8,496,287)
Increase (decrease) in other liabilities:
Payable for investments purchased	324,115	(4,030,976)
Management fee payable	(861,491)	1,216,087
Performance participation fee payable	(2,974,704)	(180,783)
Accounts payable and accrued expenses	5,931,893	2,324,806
Net cash (used in) operating activities	$(71,665,183)	$(731,514,893)

Financing activities:
Paydowns on credit facility and term note	(1,266,578)	(7,993,991)
Proceeds from issuance of common shares, net	105,248,439	933,869,472
Distributions paid	(30,891,000)	(55,097,266)
Offering costs	(809,401)	(452,799)
Deferred sales commission	(660,719)	(966,901)
Repurchases of common shares	(13,756,471)	(20,656,066)
Net cash provided by financing activities	$57,864,270	$848,702,449

Net (decrease) increase in cash and cash equivalents	(13,800,913)	117,187,556
Cash, cash equivalents and restricted cash, beginning of period	121,863,392	4,675,836
Cash, cash equivalents and restricted cash, end of period	$108,062,479	$121,863,392

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$72,110,606	$92,179,779
Restricted cash	35,951,873	29,683,613
Total cash, cash equivalents and restricted cash	$108,062,479	$121,863,392

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$532,081	$1,659,715
Shareholder contribution receivable from sale of common shares	$—	$2,052,750
Due to GCM for offering costs	$27,805	$607,610
Deferred sales commission payable	$4,058,504	$4,626,626
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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
These Notes to the Consolidated Financial Statements were prepared under the Investment Basis as of and for the period(s) ended May 18, 2022. All references to the “LLC” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries (GREC, GREC HoldCo, GREC Administration LLC, and Danforth Shared Services LLC), unless otherwise expressly stated or context requires otherwise.
Note 1. Organization and Operations of the LLC
For a detailed description, refer to Note 1. Organization and Operations of the Company as included in the Notes to the Consolidated Financial Statements as included in the Non-Investment Basis section of Item 8 of this Annual Report.
Prior to May 19, 2022, the LLC was externally managed and is an energy company that acquires, constructs and operates renewable energy and energy efficiency projects as well as finances the construction and/or operation of these and other sustainable development projects and businesses. The LLC conducts substantially all its operations through its wholly owned subsidiary, GREC. GREC is a Maryland corporation formed in November 2011, and the LLC currently holds all the outstanding shares of capital stock of GREC. GREC HoldCo, a wholly owned subsidiary of GREC, was formed in Delaware in June 2016. GREC Administration LLC and Danforth Shared Services LLC, both wholly owned subsidiaries of GREC, were formed in Delaware in January 2020 and May 2019, respectively. The consolidated financial results of the LLC have historically included the results of the LLC and its consolidated subsidiaries, GREC, GREC HoldCo, and GREC Administration LLC and Danforth Shared Services LLC, both of which provide administrative services to LLC and its subsidiaries. As of and prior to May 18, 2022, the use of “we”, “us”, and “our” refer, collectively to the LLC, GREC, GREC HoldCo, GREC Administration LLC, and Danforth Shared Services LLC, unless otherwise expressly stated or context otherwise requires.
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
Since inception and through May 18, 2022, the LLC’s Consolidated Financial Statements were prepared using the specialized accounting principles of ASC Topic 946. In accordance with this specialized accounting guidance, also referred to as the Investment Basis, the LLC recognized and carried all its investments, including investments in the underlying operating entities, at fair value with changes in fair value recognized in earnings. Additionally, the LLC did not apply the equity method of accounting to its investments. The LLC carried its liabilities at amounts payable, net of unamortized premiums or discounts. The LLC did not elect to carry its non-investment liabilities at fair value. Net assets are calculated as the carrying amounts of assets, including the fair value of investments, less the carrying amounts of its liabilities.
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
Valuation of Investments at Fair Value
ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value. The LLC recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of the investments.
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
Calculation of Net Asset Value
NAV by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. NAV per share is calculated by dividing net asset value for each class by the total number of outstanding common shares for that class on the reporting date. For purposes of calculating our NAV, the LLC carries all liabilities at cost.
Earnings per Share
In accordance with the provisions of ASC 260, basic earnings per share is computed by dividing earnings available to common members by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common members per share and net investment (loss) income per share for the period from January 1, 2022 through May 18, 2022 and the year ended December 31, 2021.

	For the period from January 1, 2022 through May 18, 2022	For the year ended December 31, 2021
Basic and diluted
Net investment (loss) income	$(4,884,550)	$2,655,809
Net increase in net assets attributed to common members	$30,778,458	$43,020,789
Net investment (loss) income per share	$(0.03)	$0.02
Net increase in net assets attributed to common members per share	$0.18	$0.34
Weighted average common shares outstanding	174,129,549	126,458,860
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
Dividend income as reported on the Consolidated Statement of Operations reflects dividend income from project companies less any expenses incurred by the LLC or GREC for the services provided by Greenbacker Administration directly relating to the ongoing operation of the project companies.
Administrator Expenses
Greenbacker Administration served as the LLC’s administrator from commencement of operations through May 18, 2022. Under the terms of the Administration Agreement between the LLC, GREC and the Administrator, certain asset management, construction management, compliance and oversight services, as well as asset accounting and administrative services, were performed by the Administrator. The Administration Agreement was terminated in connect with the Acquisition. The fees incurred for these services are recorded as a reduction to Dividend income in the Consolidated Statements of Operations to the extent that there is sufficient dividend income from the individual project entities. Administrator expenses in excess of dividend income are recorded with Operating expenses on the Consolidated Statement of Operations.
For the period from January 1, 2022 through May 18, 2022, the LLC incurred expenses from the Administrator in excess of the dividend income from the project companies due to the structure of certain of the project company agreements that only allow for distributions to be determined quarterly. The Administrator expenses in excess of dividend income was $2.2 million and was recorded as Administrator expenses on the Consolidated Statement of Operations.
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
Organization and Offering Costs
O&O costs other than sales commissions and the dealer manager fee, were initially paid by and/or dealer manager on behalf of the LLC in connection with its formation and the offering of its shares pursuant to now-terminated Registration Statements on Form S-1 (File No. 333-178786-01 and File No. 333-211571, respectively).
Prior to the Acquisition, the LLC was obligated to reimburse GCM for O&O costs that it incurred on behalf of the LLC, in accordance with the Advisory Agreement. However, with respect to the LLC’s public offerings, the aggregate of selling commissions, dealer manager fees and other O&O costs borne by the LLC was not to exceed 15.00% of gross offering proceeds.
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
Performance Participation Fee
Under the Fourth Operating Agreement, the incentive fee payable by the LLC was simplified to be structured with two components: the "Performance Participation Fee" and the "Liquidation Performance Participation Fee" (each as defined in Note 5. Related Party Agreements and Transaction Agreements). Prior to the Acquisition, the Performance Participation Fee was based on the LLC's total return amount during the relevant calculation period. The calculation of the Performance Participation Fee is further detailed in Note 5. Related Party Agreements and Transaction Agreements. The Performance Participation Fee was accounted for and classified as an operating expense and reflected as the Performance participation fee on the Consolidated Statements of Operations. Under the Fourth Operating Agreement, a Performance participation fee payable of $3.4 million was recorded as of December 31, 2021 in the Consolidated Statement of Assets and Liabilities. The Performance participation fee recorded on the Consolidated Statements of Operations for the period from January 1, 2022 through May 18, 2022 is $0.4 million. The Performance participation fee recorded on the Consolidated Statements of Operations for the year ended December 31, 2021 is $4.7 million.
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
Consolidated Statement of Assets and Liabilities – Fair Value of Derivatives at December 31, 2021

	Asset Derivatives		Liability Derivatives
Risk Exposure	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value*
Swaps
Interest Rate Risk	Swap contracts, at fair value	$—	Swap contracts, at fair value	$7,501,983
		$—		$7,501,983
*Reflects the net amount of the interest rate swaps with Fifth Third Financial Risk Solutions.

The effect of derivative instruments on the Consolidated Statements of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the period from January 1, 2022 through May 18, 2022	Change in net unrealized depreciation on derivative transactions for the year ended December 31, 2021
Swaps
Interest Rate Risk	$35,266,332	$2,248,926
	$35,266,332	$2,248,926

Risk Exposure	Other expenses for the period from January 1, 2022 through May 18, 2022	Other expenses for the year ended December 31, 2021
Swaps
Interest Rate Risk	$650,906	$2,024,070
	$650,906	$2,024,070
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
During December 2021, the LLC entered into an agreement for the purpose of hedging our investment in a pre-operating solar facility that the LLC has contracted to acquire. The derivative instrument has a trade date of December 15, 2021, an effective date of March 31, 2024 and an initial notional amount of $284.7 million. The fixed rate is 1.60%. Per the terms of the agreement, the swap is contingent on the transaction closing. While the transaction has not yet closed, in order to lock in the terms, the LLC made a payment for the amount of $5.0 million to be maintained as cash collateral. As of December 31, 2021, this cash collateral is recorded in Other assets in the Consolidated Statement of Assets and Liabilities.
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
The composition of the LLC’s investments as of December 31, 2021, at fair value, were as follows:

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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the period ended May 18, 2022:

	Balance as of December 31, 2021	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and repayments of investments(2)	Net realized (loss) on investments	Balance as of May 18, 2022
Limited Liability Company Member Interests	$1,332,932,893	$13,652,146	$—	$322,059,701	$(210,519,840)	$—	$(1,688)	$1,458,123,212
Capital Stock	1,749,886	(4,325)	(26,172)	—	—	—	—	1,719,389
Energy Efficiency - Secured Loans	380,640	—	—	—	—	(55,000)	—	325,640
Secured Loans - Other	33,286,139	—	—	17,364,517	—	(12,270,274)	—	38,380,382
Total	$1,368,349,558	$13,647,821	$(26,172)	$339,424,218	$(210,519,840)	$(12,325,274)	$(1,688)	$1,498,548,623
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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2021:

	Balance as of December 31, 2020	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and repayments of investments(2)	Net realized (loss) on investments	Balance as of December 31, 2021
Limited Liability Company Member Interests	$609,394,039	$55,973,939	$—	$1,089,298,390	$(440,266,245)	$18,561,952	$(29,182)	$1,332,932,893
Capital Stock	1,689,628	49,531	10,727	—	—	—	—	1,749,886
Energy Efficiency - Secured Loans	398,640	—	—	—	—	(18,000)	—	380,640
Secured Loans - Other	37,327,690	—	—	24,431,121	—	(28,472,672)	—	33,286,139
Total	$648,809,997	$56,023,470	$10,727	$1,113,729,511	$(440,266,245)	$(9,928,720)	$(29,182)	$1,368,349,558
(1)Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)Includes principal repayments on loans.
The total change in unrealized appreciation included in the Consolidated Statements of Operations within net change in unrealized appreciation (depreciation) on Investments and Foreign currency translation for the year ended December 31, 2021 attributable to Level 3 investments and foreign currency translation still held as of December 31, 2021 was $56.0 million, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments during the year ended December 31, 2021.

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
With respect to Class C shares only, the LLC pays the former dealer manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.80% of the amount of the net asset value for the Class C shares for such day on a continuous basis from year to year. The LLC will stop paying distribution fees at the earlier of 1) a listing of the Class C shares on a national securities exchange; 2) total underwriting compensation in the offering equals 10.0% of the gross proceeds from the primary offering of Class C shares, following the completion of such offering; or 3) Class C shares are no longer outstanding. The dealer manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker-dealers. The LLC estimated the amount of distribution fees expected to be paid and recorded that liability at the time of sale of such shares. The liability is included in Deferred sales commission payable on the Consolidated Statement of Assets and Liabilities and fees recorded in Accumulated (losses) (specific to the Class C shares) on the Consolidated Statement of Assets and Liabilities. The LLC continues to assess the value of the liability on a regular basis.
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
Base Management Fees — GCM
Prior to July 1, 2021, the base management fee payable to GCM was calculated at a monthly rate of 0.17% (2.00% annually) of our gross assets (including amounts borrowed up to $50.0 million) until gross assets exceed $800.0 million. The base management fee monthly rate decreased to 0.15% (1.75% annually) for gross assets between $800.0 million to $1.5 billion and 0.13% (1.50% annually) for gross assets greater than $1.5 billion. For services rendered under the advisory agreement, the base management fee was payable monthly in arrears, or more frequently as authorized under the advisory agreement. The base management fee was calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period were appropriately prorated. The base management fee had the ability to be deferred or waived, in whole or in part, at the election of GCM. All or any part of the deferred base management fee not taken as to any period was deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as determined by GCM in its sole discretion.
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
Following the completion of the Acquisition and the termination of the Advisory Agreement, the LLC no longer pays a management fee to GCM.

Type of Compensation and Recipient	Determination of Amount
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

For the period from January 1, 2022 through May 18, 2022, GCM earned $10.7 million in management fees. For the year ended December 31, 2021, GCM earned $21.9 million in management fees. As of December 31, 2021, the LLC owed $2.3 million to GCM in management fees, which amounts are included in Management fee payable on the Consolidated Statement of Assets and Liabilities.
The Performance participation fee recorded on the Consolidated Statements of Operations for the period from January 1, 2022 through May 18, 2022 is $0.4 million. The Performance participation fee recorded on the Consolidated Statements of Operations for the year ended December 31, 2021 is $4.7 million.
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
The LLC entered into secured loans to finance the purchase and installation of energy-efficient lighting with LED Funding LLC and AEC Companies. Certain of the loans with LED Funding LLC, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own an indirect, noncontrolling ownership interest in GCM. The loans outstanding between the AEC Companies and the LLC, and the subsequent leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of May 18, 2022, all loans and leases are considered current per their terms.
On October 9, 2020, GREC made a $5.0 million LP commitment to GDEV, which was increased to $6.1 million in the fourth quarter of 2020. In April 2021, the commitment to GDEV increased to $7.5 million. As the initial investor, GREC was awarded a 10.00% carried interest participation in GDEV GP, GDEV's general partner. GDEV is an affiliate of GREC as GDEV shares the same investment advisor as the LLC. As of May 18, 2022, $2.9 million of the commitment was funded.
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
Note 6. Borrowings
On January 5, 2018, the LLC, through GREC HoldCo, entered into a credit facility agreement (the "Credit Facility"). The Credit Facility consisted of a loan of up to the lesser of $60.0 million or a borrowing base amount based on various solar projects that act as collateral for the Credit Facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allowed for additional drawdowns through December 31, 2018 and converted to a term loan with a maturity on January 5, 2024.
On June 20, 2019, the LLC, through GREC HoldCo, entered into an amended and restated credit agreement (the "New Credit Facility"). The New Credit Facility consists of a loan of up to the lesser of $110.0 million or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $58.3 million was drawn down at closing. In November 2020, the LLC, through GREC HoldCo, entered into the Second Amended and Restated Credit Agreement, which amends the New Credit Facility to make available a non-revolving line of credit facility that will convert into a term loan facility and a letter of credit facility. The commitments of the lenders aggregate to $97.8 million between existing term loans, future committed loans and letters of credit, of which approximately $90.7 million was drawn at closing. The New Credit Facility allows for additional drawdowns through November 25, 2021, at which point the outstanding loans shall convert to an additional term loan that matures on June 20, 2025.
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
On December 6, 2019, GREC entered into a $15.0 million revolving letter of credit facility (“LC Facility”) agreement. On January 30, 2020, the LC Facility was amended to include an equipment loan, and the amount of $5.6 million was drawn down under the equipment facility loan. On March 18, 2020, a repayment of $1.9 million was made, reducing the outstanding balance of the equipment facility loan. On June 9, 2020, a repayment of the remaining outstanding balance occurred. In October 2020, the LC Facility agreement was amended to increase the aggregate principal amount to $22.5 million. On April 1, 2021, the LC Facility agreement was amended to maintain cash collateral in an amount equal to 100.00% of the outstanding obligation and the letter of credit fee was reduced from 2.25% to 0.75%. On June 3, 2021, the LC Facility agreement was amended to extend the maturity date to September 4, 2021. On September 3, 2021, the LC Facility agreement was amended to extend the maturity date to September 4, 2022. On September 28, 2021, the LC Facility agreement was amended to increase the aggregate principal amount to $32.5 million. On February 2, 2022, the LC Facility agreement was amended to increase the aggregate principal amount to $40.0 million.
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
The following table shows the components of interest expense related to the LLC's borrowings for the period from January 1, 2022 through May 18, 2022 and the year ended December 31, 2021:

	For the period from January 1, 2022 through May 18, 2022	For the year ended December 31, 2021
Credit Facility commitment fee	$136,171	$423,075
Credit Facility loan interest	657,528	1,659,715
Amortization of deferred financing costs	520,183	905,959
Total	$1,313,882	$2,988,749
Weighted average interest rate on Credit Facility	2.0%	1.9%
Weighted average outstanding balance of Credit Facility	$81,707,643	$87,020,554
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
The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the for the period from January 1, 2022 through May 18, 2022 and for the year ended December 31, 2021 were as follows:

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
For the year ended December 31, 2021:
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

Share Repurchase Program
The LLC offers a SRP pursuant to which quarterly share repurchases will be conducted to allow members to sell shares back to the LLC at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares.
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

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—
1-Dec-20	31-Dec-22	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158
The following table reflects the distributions declared during the period from January 1, 2022 through May 18, 2022:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2022	$6,216,132	$1,856,347	$8,072,479
March 1, 2022	5,712,141	1,720,315	7,432,456
April 1, 2022	6,496,827	1,975,380	8,472,207
May 2, 2022	6,291,008	1,934,690	8,225,698
Total	$24,716,108	$7,486,732	$32,202,840
The following table reflects the distributions declared during the year ended December 31, 2021:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2021	$2,555,800	$538,241	$3,094,041
March 4, 2021	3,063,308	487,868	3,551,176
April 1, 2021	4,783,092	523,715	5,306,807
May 3, 2021	4,733,419	565,208	5,298,627
June 1, 2021	4,762,355	886,124	5,648,479
July 1, 2021	4,709,348	960,096	5,669,444
August 2, 2021	5,217,796	1,071,227	6,289,023
September 1, 2021	5,423,345	1,145,375	6,568,720
October 1, 2021	5,516,811	1,229,494	6,746,305
November 1, 2021	5,946,262	1,463,710	7,409,972
December 1, 2021	5,938,698	1,662,579	7,601,277
January 3, 2022	6,174,878	1,755,921	7,930,799
Total	$58,825,112	$12,289,558	$71,114,670
All distributions paid for the period from January 1, 2022 through May 18, 2022 are expected to be reported as a return of capital to members for tax reporting purposes, and all distributions paid for the year ended December 31, 2021 were reported as a return of capital to members for tax purposes.
Cash distributions paid during the periods presented were funded from the following sources noted below:

	For the period from January 1, 2022 through May 18, 2022	For the year ended December 31, 2021
Cash from operations	$—	$—
Offering proceeds	30,891,000	55,097,266
Total cash distributions	$30,891,000	$55,097,266
The LLC expects to continue to fund distributions from a combination of cash from operations as well as other external financing sources. Due to the LLC’s change in acquisition strategy to include a greater number of pre-operational assets, a significant amount of distributions will continue to be funded from other external financing sources.
Note 9. Income Taxes
The LLC conducts most of its operations through GREC, its taxable wholly owned subsidiary. The consolidated income tax provision for the period from January 1, 2022 through May 18, 2022 and year ended December 31, 2021 is composed of the following:

	Current	Deferred	Total
For the period from January 1, 2022 through May 18, 2022
U.S. federal	$—	$6,514,622	$6,514,622
State and local	—	2,393,271	2,393,271
Foreign jurisdiction	—	—	—
Provision for income taxes	$—	$8,907,893	$8,907,893
Change in valuation allowance	—	—	—
Provision for income taxes, net	$—	$8,907,893	$8,907,893

	Current	Deferred	Total
Year Ended December 31, 2021
U.S. federal	$—	$5,075,307	$5,075,307
State and local	—	2,946,388	2,946,388
Foreign jurisdiction	—	—	—
Provision for income taxes	$—	$8,021,695	$8,021,695
Change in valuation allowance	—	817,262	817,262
Provision for income taxes, net	$—	$8,838,957	$8,838,957

The principal differences between our effective tax rate on operations and the U.S. federal statutory income tax rate are as follows:

	For the period from January 1, 2022 through May 18, 2022	Percentage	2021	Percentage
Taxes at statutory U.S. federal income tax rate	$8,320,219	21.0%	$10,890,547	21.0%
Permanent differences (GREC LLC and other)	624,645	1.6%	347,555	0.7%
State income taxes, net of federal benefit	1,890,684	4.8%	2,253,655	4.3%
Write off state credits	—	—%	334,079	0.6%
Rate changes	—	—%	—	—%
Return to provision and other adjustments	(40,196)	(0.1)%	(1,850,554)	(3.6)%
Federal tax credits	(1,887,459)	(4.8)%	(3,953,587)	(7.6)%
Change in valuation allowance	—	—%	817,262	1.6%
Actual provision for income taxes	$8,907,893	22.5%	$8,838,957	17.0%
Deferred tax assets (liabilities) have been classified on the accompanying Consolidated Statement of Assets and Liabilities as of December 31, 2021 as follows:

2021
Amortization	$42,799
Disallowed interest	4,731,734
Net operating losses	60,652,197
Federal and state tax credits	11,996,064
Unrealized gains	(102,617,534)
Deferred tax liabilities	$(25,194,740)
Less: valuation allowance	(1,512,356)
Deferred tax liabilities, net	$(26,707,096)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets would be deductible, management as of December 31, 2021 has applied a partial valuation allowance of $1.5 million against the deferred tax assets that are not more likely than not to be utilized during their carryforward period.
The LLC follows the authoritative guidance on accounting for uncertainty in income taxes and has concluded it has no material uncertain tax positions to be recognized at this time.
The LLC assessed its tax positions and filings for all open tax years as of May 18, 2022 for all federal and state tax jurisdictions for the years 2014 through 2021.

The effective tax rate for the period from January 1, 2022 through May 18, 2022 is 22.5%. For the period from January 1, 2022 through May 18, 2022, the primary items giving rise to the difference between the 21.0% statutory rate for corporations and the 22.5% effective tax rate are state taxes, federal tax credits, and other permanent differences primarily related to expenses recorded at the partnership level which are not taxable.
The effective tax rate for the year ended December 31, 2021 is 17.0%. The primary items giving rise to the difference between the 21.0% statutory rate and the 17.0% effective tax rate are primarily state taxes, 2020 provision to return adjustments and federal tax credits.
Federal and state statutes of limitations are effectively open for all years in which the LLC has generated net operating losses, the earliest of which is the year ended December 31, 2014, until the years those losses were utilized are closed.
Note 10. Commitments and Contingencies
Refer to Note 13. Commitments and Contingencies in the Notes to the Consolidated Financial Statements as prepared on the Non-Investment Basis for disclosures regarding the LLC's commitments and contingencies as of December 31, 2022. The information as included herein reflects such matters as of December 31, 2021.
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
Unsecured Guarantee of Subsidiary Renewable Energy Credit Forward Contracts
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
The following is a schedule of financial highlights of the LLC attributed to Class A, C, I, P-A, P-I, P-D, P-S and P-T shares for the year ended December 31, 2021.

	For the year ended December 31, 2021
	Class A shares	Class C shares	Class I shares	Class P-A shares	Class P-I shares	Class P-D shares	Class P-S shares	Class P-T shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.61	$8.35	$8.61	$8.70	$9.02	$8.96	$8.84	$8.57
Net investment income	0.02	0.02	0.02	0.02	0.02	0.02	0.02	0.02
Net realized and unrealized gain on investments, and swap contracts	0.46	0.46	0.46	0.46	0.46	0.46	0.46	0.46
Change in translation of assets and liabilities denominated in foreign currencies (2)	—	—	—	—	—	—	—	—
(Provision for) income taxes on realized and gain (loss) on investments, foreign currency translation and swap contracts	(0.14)	(0.14)	(0.14)	(0.14)	(0.14)	(0.14)	(0.14)	(0.14)
Net increase in net assets attributed to common members	0.34	0.34	0.34	0.34	0.34	0.34	0.34	0.34
Shareholder distributions:
Distributions from net investment income	—	—	—	—	—	—	—	—
Distributions from offering proceeds	(0.56)	(0.54)	(0.56)	(0.56)	(0.58)	(0.53)	(0.53)	(0.53)
Other(3)	(0.07)	(0.02)	(0.07)	0.10	0.02	0.03	0.09	0.14
Net decrease in members’ equity attributed to common shares	(0.63)	(0.56)	(0.63)	(0.46)	(0.56)	(0.50)	(0.44)	(0.39)
Net asset value for common shares at end of period	$8.32	$8.13	$8.32	$8.58	$8.80	$8.80	$8.74	$8.52
Common members’ equity at end of period	$137,994,947	$22,290,310	$53,665,823	$6,721,670	$810,046,418	$1,747,603	$404,803,246	$2,040,615
Common shares outstanding at end of period	16,580,558	2,741,963	6,449,493	783,593	92,069,013	198,548	46,324,757	239,594

Ratio/supplemental data for common shares (annualized)
Total return attributed to common shares based on net asset value	3.29%	4.03%	3.29%	5.18%	4.13%	3.81%	4.98%	5.48%
Ratio of net investment income to average net assets	0.25%	0.26%	0.25%	0.23%	0.24%	0.22%	0.24%	0.24%
Ratio of operating expenses to average net assets	3.68%	3.77%	3.67%	3.34%	3.45%	3.28%	3.53%	3.48%
Portfolio turnover rate	0.98%	0.98%	0.98%	0.98%	0.98%	0.98%	0.98%	0.98%
(1)The per share data for Class A, C, I, P-A, P-I, P-D, P-S and P-T shares were derived by using the weighted average shares outstanding during the period ended December 31, 2021, which were 16,741,429, 2,751,320, 6,552,391, 479,717, 67,370,914, 129,799, 32,304,342 and 128,948, respectively.
(2)Amount is less than $0.01.
(3)Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report, and determined that the disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.
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
Our management assessed the effectiveness of the internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 framework as part of its assessment. Based on that assessment, our management concluded that, as of December 31, 2022, the internal control over financial reporting for the Company is effective based on the criteria established in Internal Control-Integrated Framework.
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included under the heading “Corporate Governance Matters” in the Company’s definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2022, in connection with the solicitation of proxies for the Company’s 2023 annual meeting of shareholders (the “2023 Proxy Statement”) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the Company’s 2023 Proxy Statement under the headings “Corporate Governance Matters” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
The information required by this Item 12 relating to security ownership of certain beneficial owners and management will be included in the Company’s 2023 Proxy Statement under the heading “Ownership of Securities” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13, to the extent applicable, will be included in the Company's 2023 Proxy Statement under the heading “Corporate Governance Matters” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the Company’s 2023 Proxy Statement under the heading “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).
(a)Documents Filed as Part of this Report
(1)The following Consolidated Financial Statements of Greenbacker Renewable Energy Company LLC and related notes thereto, together with the Report of Independent Registered Public Accounting Firm of KPMG LLP (PCAOB ID: 185) thereon, are included herein:
Non-Investment Basis
•Consolidated Balance Sheet as of December 31, 2022
•Consolidated Statement of Operations for the period from May 19, 2022 through December 31, 2022
•Consolidated Statement of Comprehensive Income (Loss) for the period from May 19, 2022 through December 31, 2022
•Consolidated Statement of Redeemable Noncontrolling Interests and Equity for the period from May 19, 2022 through December 31, 2022
•Consolidated Statement of Cash Flows for the period from May 19, 2022 through December 31, 2022
•Notes to the Consolidated Financial Statements
Investment Basis
•Consolidated Statement of Assets and Liabilities as of December 31, 2021
•Consolidated Statements of Operations for the period from January 1, 2022 through May 18, 2022 and the year ended December 31, 2021
•Consolidated Statements of Changes in Net Assets for the period from January 1, 2022 through May 18, 2022 and the year ended December 31, 2021
•Consolidated Statements of Cash Flows from the period from January 1, 2022 through May 18, 2022 and the year ended December 31, 2021
•Consolidated Schedule of Investments as of December 31, 2021
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

3.2
Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on December 11, 2012)

3.3
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

4.2*	Description of Registrant’s Securities

10.1
Fourth Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated July 1, 2021 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 333-178786-01) filed on July 1, 2021)

10.2
Registration Rights Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Corporation, Greenbacker Renewable Energy Company LLC and the Initial Holders (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.3
Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on November 17, 2020)

10.4
Transition Services Agreement, dated as of May 19, 2022, by and among Greenbacker Group LLC, GB Liquidation Performance Holder LLC, GB EO Holder LLC, and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.5
Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.7
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

10.8
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated June 20, 2019 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on June 25, 2019)

14.1*	Greenbacker Renewable Energy Company LLC Code of Ethics (Incorporated by reference from Exhibit 14.1 of the Registrant's Form 8-K (File No. 333-178786-01 filed on December 9, 2014)

21.1*	List of Subsidiaries

24.1*	Power of Attorney (included on the signature page hereto)

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from Greenbacker Renewable Energy Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language):

Non-Investment Basis:
(i) Consolidated Balance Sheet; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Comprehensive Income (Loss); (iv) Consolidated Statement of Redeemable Noncontrolling Interests and Equity; (v) Consolidated Statement of Cash Flows; and (vi) Notes to the Consolidated Financial Statements

Investment Basis:
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

Greenbacker Renewable Energy Company LLC
Date: March 31, 2023	By	/s/ Charles Wheeler
Charles Wheeler Chairman, Chief Executive Officer and Director principal executive officer

Date: March 31, 2023	By	/s/ Michael Landenberger
Michael Landenberger Chief Accounting Officer principal financial and principal accounting officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Wheeler	Chairman, Chief Executive Officer and Director	March 31, 2023
Charles Wheeler	principal executive officer

/s/ Michael Landenberger	Chief Accounting Officer	March 31, 2023
Michael Landenberger	principal financial and principal accounting officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Charles Wheeler and Michael Landenberger, respectively, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of his substitutes, may lawfully do or cause to be done by virtue hereof.

/s/ David Sher
David Sher	Director	March 31, 2023

/s/ Kathleen Cuocolo
Kathleen Cuocolo	Director	March 31, 2023

/s/ Robert Herriott
Robert Herriott	Director	March 31, 2023

/s/ David M. Kastin
David M. Kastin	Director	March 31, 2023

/s/ Robert Brennan
Robert Brennan	Director	March 31, 2023

/s/ Cynthia Curtis
Cynthia Curtis	Director	March 31, 2023