Form 10-Q
period 2023-03-31
Greenbacker Renewable Energy Co LLC
filed 2023-05-12
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 1, 2023, the registrant had 197,085,555 shares of common interests, $0.001 par value, outstanding.

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
As the change in status occurred during the Company’s second fiscal quarter of 2022, the results of operations as included in this quarterly report on Form 10-Q (this “Quarterly Report”) will be presented as they would be for an investment company under ASC 946 for all historical periods and the period(s) through May 18, 2022, and presented as they would be under other non-investment company U.S. GAAP accounting (“Non-Investment Basis”) for the time period subsequent to May 19, 2022, the effective date of the change in status. Given that the financial statements prior to and subsequent to the change in status are not comparable, the Company will present separate Consolidated Financial Statements, including footnotes as applicable, for the time periods prior to and subsequent to May 19, 2022.

i

GLOSSARY OF KEY TERMS
When the following terms and abbreviations appear in the text of this report, except as otherwise indicated, they have the meanings indicated below:

Acquisition	The management internalization transaction completed by the Company on May 19, 2022
Adjusted EBITDA	A non-GAAP financial measure that the Company uses as a performance measure as well as for internal planning purposes
Administration Agreement	First Amended and Restated Administration Agreement between Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation and Greenbacker Administration LLC
Advisers Act	The Investment Advisers Act of 1940
Advisory Agreement	Fourth Amended and Restated Advisory Agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC
AEC Companies	LED Funding LLC and Renew AEC One LLC
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASC 946 or Investment Basis	ASC Topic 946, Financial Services – Investment Companies. The accounting method used by the Company prior to the Acquisition on May 19, 2022
Aurora Solar	Aurora Solar Holdings, LLC
CES	Clean Energy Standards
COD	Commercial Operations Date
CODM	Chief Operating Decision Maker
Contribution Agreement	Contribution agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC’s former parent, Greenbacker Group LLC under which the Acquisition was implemented
DRP	Distribution Reinvestment Plan
Earnout Share	Class EO common shares issued as part of the Acquisition
EBITDA	A non-GAAP financial measure that adjusts income before income taxes to exclude interest, depreciation expense and amortization expense, as well as other income and expense items
EIA	U.S. Energy Information Administration
EPC	Engineering, procurement, and construction companies
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FFO
A non-GAAP financial measure that the Company uses as a performance measure to analyze net earnings from operations without the effects of certain non-recurring items that are not indicative of the ongoing operating performance of the business

Fifth Operating Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
Fourth Operating Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
GCM	Greenbacker Capital Management LLC
GDEV	Greenbacker Development Opportunities Fund I, LP
GDEV B	Greenbacker Development Opportunities Fund I (B), LP
GDEV GP	Greenbacker Development Opportunities Fund GP I, LLC
GDEV GP II	Greenbacker Development Opportunities GP II, LLC
GDEV I	Refers collectively to GDEV and parallel fund, GDEV B
GDEV II	Greenbacker Development Opportunities Fund II, LP
GREC	Greenbacker Renewable Energy Corporation, a Maryland corporation
GREC HoldCo or GREC Entity Holdco	GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC
GREC II	Greenbacker Renewable Energy Company II, LLC
Greenbacker Administration or Administrator	Greenbacker Administration LLC

Group LLC	Greenbacker Group LLC
GROZ	Greenbacker Renewable Opportunity Zone Fund LLC
GROZ, GDEV I, GDEV II and GREC II	The managed funds
GW	Gigawatts
HLBV	Hypothetical Liquidation at Book Value
IM	The Investment Management segment represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act
Investment Basis	Investment Basis ASC Topic 946, Financial Services – Investment Companies
IPP	The Independent Power Producer segment represents the active management and operations of the Company's fleet of renewable energy projects, including those in late-stage development and under construction
IRA	Inflation Reduction Act of 2022
ITC	Investment Tax Credit
JOBS Act	Jumpstart Our Business Startups Act
kW	Kilowatts
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
LP	Limited partner
MIPA	Membership Interest Purchase Agreement
MSV	Monthly share value
MW	Megawatts: (DC) for all solar assets and (AC) for wind assets
MWh	Megawatt Hours
N/A	Not applicable
NAV	Net asset value
NCI	Noncontrolling interests
NM	Not meaningful
Non-Investment Basis	Non-investment company U.S. GAAP accounting the Company applied subsequent to the Acquisition
NTP	Notice to Proceed
O&O costs	Organization and Offering Costs
OYA-Rosewood	OYA-Rosewood Holdings LLC, previously OYA Solar B1 Intermediate Holdco LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PTO	Permission to operate
REC	Renewable Energy Credit
RNCI	Redeemable noncontrolling interests
ROU	Right-of-use asset
RPS	Renewable Portfolio Standard
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Special Unit	Prior to the Acquisition, referred to the special unit of the limited liability company interest in the Greenbacker Renewable Energy Company LLC entitling the Special Unitholder to a performance participation fee
Special Unitholder	GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of GCM
SRP	Share Repurchase Program
Tax Equity Investors	Third-party investors under tax equity financing facilities
U.S. GAAP	U.S. generally accepted accounting principles
VIE	Variable interest entities

We, us, our and the Company	Greenbacker Renewable Energy Company LLC and its subsidiaries as of and subsequent to May 19, 2022
We, us, our and the LLC	Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation, GREC Entity HoldCo LLC, GREC Administration LLC and Danforth Shared Services LLC as of and prior to May 18, 2022

v

Forward Looking Statements
Various statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results, or to our expectations regarding future industry trends, are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under Part II — Item 1A. Risk Factors and elsewhere in this Quarterly Report. All forward-looking statements are based upon information available to us on the date of this Quarterly Report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Non-Investment Basis)
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,042,613	$143,223,982
Restricted cash	38,049,794	47,474,110
Accounts receivable	20,797,280	20,440,153
Derivative assets, current	23,961,003	24,446,790
Notes receivable, current	50,615,208	59,106,434
Other current assets	24,690,142	29,624,295
Total current assets	237,156,040	324,315,764
Noncurrent assets:
Property, plant and equipment, net	1,967,546,386	1,889,705,529
Intangible assets, net	530,144,164	540,620,964
Goodwill	221,313,776	221,313,776
Investments, at fair value	97,394,074	92,554,266
Derivative assets	127,895,375	171,392,726
Other noncurrent assets	152,802,330	147,339,466
Total noncurrent assets	3,097,096,105	3,062,926,727
Total assets	$3,334,252,145	$3,387,242,491

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$39,920,459	$50,701,644
Shareholder distributions payable	—	9,670,283
Contingent consideration, current	24,517,751	25,891,317
Current portion of long-term debt	106,897,064	95,869,554
Redemptions payable	16,095,813	32,198,102
Other current liabilities	8,419,556	10,861,131
Total current liabilities	195,850,643	225,192,031
Noncurrent liabilities:
Long-term debt, net of current portion	911,993,052	850,760,441
Contingent consideration	78,000,000	75,700,000
Derivative liabilities	2,743,869	—
Deferred tax liabilities, net	80,482,128	85,654,803
Operating lease liabilities	104,487,520	101,281,144
Out-of-market contracts, net	214,700,962	218,112,321
Other noncurrent liabilities	43,013,685	39,825,898
Total noncurrent liabilities	1,435,421,216	1,371,334,607
Total liabilities	$1,631,271,859	$1,596,526,638

Commitments and contingencies (Note 15. Commitments and Contingencies)

Redeemable noncontrolling interests	2,034,000	2,034,000

Equity:
Preferred shares, par value, $0.001 per share, 50,000,000 authorized; none issued and outstanding	—	—
Common shares, par value, $0.001 per share, 350,000,000 authorized, 196,868,820 and 198,044,410 outstanding, respectively	196,869	198,044
Additional paid-in capital	1,755,319,860	1,763,061,377
Accumulated deficit	(158,901,186)	(114,679,721)
Accumulated other comprehensive income	28,214,683	56,094,242
Noncontrolling interests	76,116,060	84,007,911
Total equity	1,700,946,286	1,788,681,853
Total liabilities, redeemable noncontrolling interests and equity	$3,334,252,145	$3,387,242,491
The accompanying notes are an integral part of these Consolidated Financial Statements.
1

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

For the three months ended March 31, 2023
Revenue
Energy revenue	$37,794,441
Investment Management revenue	1,925,989
Other revenue	1,499,979
Contract amortization, net	(4,993,445)
Total revenue	36,226,964

Operating expenses
Direct operating costs	23,186,646
General and administrative	19,104,562
Depreciation, amortization and accretion	16,982,476
Total operating expenses	59,273,684

Operating loss	(23,046,720)

Interest expense, net	(8,634,460)
Unrealized gain on interest rate swaps, net	2,229,709
Unrealized gain on investments, net	2,572,468
Other income	39,936

Net loss before income taxes	(26,839,067)
Provision for income taxes	(4,792,767)
Net loss	(31,631,834)
Net loss attributable to noncontrolling interests	(14,630,994)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(17,000,840)

Earnings per share
Basic	$(0.09)

Weighted average shares outstanding
Basic	198,258,504
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

For the three months ended March 31, 2023
Net loss	$(31,631,834)

Other comprehensive loss, net of tax:
Unrealized loss on derivatives designated as cash flow hedges, net of tax	(27,879,559)
Total other comprehensive loss, net of tax	$(27,879,559)

Comprehensive loss	(59,511,393)
Less: Comprehensive loss attributable to noncontrolling interests	(14,630,994)
Comprehensive loss attributable to Greenbacker Renewable Energy Company LLC	$(44,880,399)
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(unaudited)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of December 31, 2022	198,044,410	$198,044	$1,763,061,377	$(114,679,721)	$56,094,242	$84,007,911	$1,788,681,853	$2,034,000
Issuance of common shares under distribution reinvestment plan	656,160	656	5,693,736	—	—	—	5,694,392	—
Repurchases of common shares	(1,837,360)	(1,837)	(16,093,976)	—	—	—	(16,095,813)	—
Proceeds from shares transferred	70	—	—	—	—	—	—	—
Deferred sales commissions	—	—	—	(41,355)	—	—	(41,355)	—
Shareholder distributions	—	—	—	(27,179,270)	—	—	(27,179,270)	—
Other comprehensive loss	—	—	—	—	(27,879,559)	—	(27,879,559)	—
Contributions from noncontrolling interests, net	—	—	—	—	—	9,971,274	9,971,274	—
Distributions to noncontrolling interests	—	—	—	—	—	(3,232,131)	(3,232,131)	—
Share-based compensation expense	5,540	6	2,658,723	—	—	—	2,658,729	—
Net loss	—	—	—	(17,000,840)	—	(14,630,994)	(31,631,834)	—
Balances as of March 31, 2023	196,868,820	$196,869	$1,755,319,860	$(158,901,186)	$28,214,683	$76,116,060	$1,700,946,286	$2,034,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

For the three months ended March 31, 2023
Cash Flows from Operating Activities
Net loss	$(31,631,834)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	21,975,921
Share-based compensation expense	2,658,723
Changes in fair value of contingent consideration	2,300,000
Amortization of financing costs and debt discounts	1,190,249
Amortization of interest rate swap contracts into net loss	1,616,204
Unrealized gain on interest rate swaps	(2,229,709)
Unrealized gain on investments	(2,572,468)
Deferred income taxes	4,792,767
Other	668,909
Changes in operating assets and liabilities:
Accounts receivable	(348,543)
Current and noncurrent derivative assets	9,495,510
Other current and noncurrent assets	820,884
Accounts payable and accrued expenses	(4,316,669)
Operating lease liabilities	(986,586)
Other current and noncurrent liabilities	1,926,676
Net cash provided by operating activities	5,360,034

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(99,475,546)
Deposits paid for property, plant and equipment	(518,194)
Purchases of investments	(2,267,340)
Receipts from loans made to other parties	8,491,226
Net cash used in investing activities	(93,769,854)

Cash Flows from Financing Activities
Shareholder distributions	(29,187,634)
Repurchases of common shares	(32,198,102)
Deferred sales commissions	(884,137)
Contributions from noncontrolling interests	10,005,970
Distributions to noncontrolling interests	(3,818,177)
Proceeds from borrowings	92,356,964
Payments on borrowings	(18,897,700)
Payments for loan origination costs	(2,573,049)
Net cash provided by financing activities	14,804,135

Net decrease in Cash, cash equivalents and Restricted cash	(73,605,685)
Cash, cash equivalents and Restricted cash at beginning of period	190,698,092
Cash, cash equivalents and Restricted cash at end of period	$117,092,407

Supplemental Disclosures
Interest paid, net of amounts capitalized	$10,958,668

Non-cash investing and financing activities
Deferred sales commission payable	10,130,331
Capital expenditures incurred but not paid	17,819,421
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (unaudited)

These Notes to the Consolidated Financial Statements were prepared under the Non-Investment Basis as of March 31, 2023 and for the three months ended March 31, 2023. All references to the "Company" in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries, unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
Note 1. Organization and Operations of the Company
Organization
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through GCM investment management services to funds within the sustainable infrastructure and renewable energy industry. As of March 31, 2023, the Company’s fleet comprised 456 renewable energy projects with an aggregate power production capacity of approximately 3.4 GW when fully operational. As of March 31, 2023, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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
Refer to the Company’s 2022 Form 10-K which includes additional detailed discussions of the Acquisition.
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
The Company's Consolidated Financial Statements for the period beginning on May 19, 2022 are prepared on a consolidated, Non-Investment Basis to include the financial position, results of operations, and cash flows of the Company and its consolidated subsidiaries rather than on an Investment Basis. This change in status and the accompanying accounting policies affect the comparability of the Consolidated Financial Statements as of and for the historical periods as presented in this Quarterly Report.
As such, this Quarterly Report includes the following:
Non-Investment Basis
•Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022
•Consolidated Statement of Operations for the three months ended March 31, 2023 (unaudited)
•Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2023 (unaudited)
•Consolidated Statement of Redeemable Noncontrolling Interests and Equity for the three months ended March 31, 2023 (unaudited)
•Consolidated Statement of Cash Flows for the three months ended March 31, 2023 (unaudited)
•Notes to the Consolidated Financial Statements (unaudited)
Investment Basis
•Consolidated Statements of Operations for the three months ended March 31, 2022 (unaudited)
•Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2022 (unaudited)
•Consolidated Statements of Cash Flows for the three months ended March 31, 2022 (unaudited)
•Notes to the Consolidated Financial Statements (unaudited)
Refer to the Company’s 2022 Form 10-K, which includes additional detailed discussions of the Acquisition and its impact on the Company’s Significant Accounting Policies.
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
Concentration of Risk
The Company’s derivative financial instruments and PPAs potentially subject the Company to concentrations of credit risk. The maximum exposure to loss due to credit risk of counterparties to either, (i) the Company’s derivative financial instruments or (ii) the Company’s PPAs, would generally equal (a) the fair value of derivative financial instruments presented in the Company’s Consolidated Balance Sheets or (b) the revenue otherwise expected to be earned under the terms of the PPAs had the relevant offtakers performed their obligations. The Company manages this credit risk by maintaining a diversified portfolio of creditworthy counterparties.
The Company determines which customers, if any, comprise over ten percent of either revenue or accounts receivable. For the three months ended March 31, 2023, the Company had one customer from which revenue was 13.4% of total revenue. For the three months ended March 31, 2023, the Company had one customer from which the receivable balance was 10.7% of total accounts receivable. No one customer receivable balance represented ten percent or more of accounts receivable as of December 31, 2022.
Refer to Note 12. Derivative Instruments and Note 4. Revenue for further details.
Recently Issued Accounting Pronouncements
Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), subsequently amended by ASU No. 2018-19 and ASU No. 2019-10, which provides financial statement users with more useful information about the current expected credit losses, and changes how entities measure credit losses on financial instruments and the timing of when such losses are recognized by utilizing a lifetime expected credit loss measurement. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.
Effective January 1, 2023, the Company adopted ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of Reference Rate Reform on Financial Reporting,” which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. The amendments apply to contracts and hedging relationships that reference the LIBOR or another reference rate to be discontinued because of reference rate reform. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.
In March 2023, the FASB issued ASU No. 2023-01, Lease (Topic 842): Common Control Arrangements, which amends the accounting for leasehold improvements in common-control arrangements for all entities. The amendment in this update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of the ASU and the effect on its Consolidated Financial Statements and related disclosures.
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
During the three months ended March 31, 2023, the Company acquired membership interests in 12 renewable energy projects, all of which were either in development or under construction, for total consideration of $31.5 million. The purchase price of the assets acquired during the three months ended March 31, 2023 has been allocated on a relative fair value basis to Property, plant and equipment, net on the Consolidated Balance Sheets.
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects reaching milestones as specified in the acquisition agreements. As of March 31, 2023 and December 31, 2022, the Company has recorded a liability of $24.5 million and $25.9 million, respectively, within Contingent consideration, current on the Consolidated Balance Sheets related to these agreements.
Note 4. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the Consolidated Statement of Operations:

For the three months ended March 31, 2023
Energy sales	$31,876,134
RECs and other incentives	5,918,307
Investment Management revenue	1,925,989
Other revenue	1,499,979
Contract amortization, net	(4,993,445)
Total revenue	36,226,964
Less: Contract amortization, net	4,993,445
Less: Lease revenue	(2,632,923)
Less: Investment, dividend and interest income	(1,381,812)
Total revenue from contracts with customers	$37,205,674
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
The Company did not record any contract assets as of March 31, 2023 and December 31, 2022, as none of its rights to payment were subject to a particular event other than passage of time. Included within the Accounts receivable balance on the Consolidated Balance Sheets, the Company had a receivable balance of $18.5 million and $19.0 million, related to contracts with customers as of March 31, 2023 and December 31, 2022, respectively.
The Company has contract liabilities related to amounts received in advance from certain PPA customers upon the related solar projects reaching COD. As of March 31, 2023, the Company recorded $2.9 million of contract liabilities in Other noncurrent liabilities in the Consolidated Balance Sheets. As of December 31, 2022, the Company recorded $0.7 million of contract liabilities in Other current liabilities in the Consolidated Balance Sheets. The Company’s amortization due to contract liabilities was not material for the three months ended March 31, 2023.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract (i.e., commissions) are recognized as an asset if the entity expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The Company has capitalized $1.6 million and $1.6 million, in costs to obtain a contract as of March 31, 2023 and December 31, 2022, respectively. The Company’s amortization related to costs to obtain a contract were not material for the three months ended March 31, 2023.
Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of March 31, 2023, the Company had $16.0 million of remaining performance obligations. The following table includes the approximate amounts expected to be recognized related to remaining performance obligations as of March 31:

Amount
2023	$4,511,465
2024	4,899,377
2025	1,894,021
2026	1,762,074
2027	695,136
Thereafter	2,196,087
Total	$15,958,160
Note 5. Variable Interest Entities
Consolidated Variable Interest Entities
The Company assesses entities for consolidation in accordance with ASC Topic 810, Consolidation (“ASC 810”) and consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. The Company did not recognize any gain or loss on the initial consolidation of any of its VIEs.
The Company through various wholly-owned subsidiaries, is the managing member in 15 tax equity partnerships, where the other members are Tax Equity Investors under tax equity financing facilities. Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Refer to Note 17. Noncontrolling Interests and Redeemable Noncontrolling Interests for further discussion. These entities generate income through renewable energy and sustainable development projects primarily within North America. The entities represent a diversified portfolio of income-producing renewable energy power facilities that sell long-term electricity contracts to offtakers with high credit quality, such as utilities, municipalities, and corporations. The Company has determined that these tax equity partnerships are VIEs. Additionally, through its role as managing member of these VIEs, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. In addition, the Company has the obligation to absorb losses or the right to receive benefits that could potentially be more than insignificant to the VIEs.
As of March 31, 2023 and December 31, 2022, the Company consolidated each tax equity partnership for which it is the managing member and considered the primary beneficiary. The assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.3 billion and $213.3 million, respectively, as of March 31, 2023. The assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.3 billion and $215.3 million, respectively, as of December 31, 2022. The assets largely consisted of property, plant and equipment, and the liabilities primarily consisted of the out-of-market contracts.
Unconsolidated Variable Interest Entities
On November 18, 2022, GREC sold its investment in GDEV to an unrelated third party. As of March 31, 2023, GDEV GP held 3.70% of the interests in GDEV. The Company has determined that it is no longer the primary beneficiary of GDEV. Therefore, the Company no longer consolidates GDEV. After the deconsolidation, management has determined that the Company can still exert significant influence over operating and financial policies because of its ownership of GDEV GP. Accordingly, the Company accounts for its investment in GDEV as an equity method investment and has elected the fair value option, as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV is equal to $2.9 million, which is the sum of the Company’s existing investment in GDEV and the remaining commitments to GDEV, less the portion attributable to the noncontrolling interest in GDEV GP.
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

During February 2016, Aurora Solar was formed. As of March 31, 2023, the Company’s investment represented approximately 49.00% of Aurora Solar’s issued and outstanding common shares. The Company determined that Aurora Solar is a VIE but that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact Aurora Solar. The Company can exert significant influence over operating and financial policies because of its ownership interest in Aurora Solar. Accordingly, the Company accounts for its investment in the common shares of Aurora Solar as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss is equal to the value of its investment in Aurora Solar.
During September 2021, OYA-Rosewood, previously OYA Solar, was formed. As of March 31, 2023, the Company’s investment represented approximately 50.00% of OYA-Rosewood’s issued and outstanding equity shares. The Company determined that OYA-Rosewood is a VIE but that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact OYA-Rosewood. The Company can exert significant influence over operating and financial policies because of its ownership interest in OYA-Rosewood. Accordingly, the Company accounts for its investment in the preferred shares of OYA-Rosewood as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as of March 31, 2023, includes the current value of its investment in OYA-Rosewood, the Company’s remaining unfunded commitments to OYA-Rosewood of $4.8 million, and the guaranteed amounts discussed in the following paragraphs. Pursuant to the amended and restated limited liability company agreement of OYA-Rosewood, the other 50.00% member has indemnified the Company against any draws or demands under these guarantees. The Company is not able to quantify its exposure to loss as a result of certain of these guarantees as noted below. The Company considers it remote that it would be required to make payments under any of these guarantees. Since the Company has elected the fair value option to account for its investment in the preferred shares of OYA-Rosewood, the Company is also required to measure all of its other financial interests in OYA-Rosewood at fair value, including these guarantees. As of March 31, 2023 and December 31, 2022, the Company has determined that the fair value of the guarantees is nil.
Three subsidiaries of OYA-Rosewood have entered into tax equity partnerships with investor members. The Company, along with the parent company of the other 50.00% member of OYA-Rosewood, provided guarantees to the tax equity investor members for the payment and performance of all obligations of these subsidiaries under the partnership documents as well as affiliate contracts. In two of these arrangements, the tax equity investor members are required to make demand for payment or performance of the guaranteed obligations by the parent company of the other 50.00% member prior to making a demand from the Company for payment or performance of the guaranteed obligations. Two of the three guarantees do not have maximum liability amounts, and therefore the Company is not able to quantify the maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees. Under the third guarantee, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantee is $21.3 million, with certain exceptions in which case the limit would not apply. The guarantees will remain in full force and effect until the termination of the limited liability company agreements of the tax equity partnerships, the transfer of the tax equity investor members’ membership interests, and/or the obligations under the guarantees are performed in full, depending on the specific terms of the guarantee.
In addition, certain subsidiaries of OYA-Rosewood have entered into loan agreements with certain financial institutions. The Company has provided guarantees of certain obligations under the loan agreements upon the occurrence and continuance of a trigger event. The parent company of the other 50.00% member of OYA-Rosewood has also provided a guarantee to the financial institutions, and the Company is only obligated to perform in the event that the parent company of the other 50.00% member fails to perform under its guarantees. The guarantees do not have maximum liability amounts, and therefore the Company is not able to quantify the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these guarantees. The guarantees are expected to terminate on the maturity dates of the loans in 2028 and 2029.
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
The following table presents the fair values of the Company's financial assets and liabilities as of March 31, 2023 and the basis for determining their fair values:

	Fair Value as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$151,856,378	$—	$151,856,378
Derivative liabilities	—	(2,743,869)	—	(2,743,869)
Equity method investments	—	—	97,394,074	97,394,074
Contingent consideration	—	—	(78,000,000)	(78,000,000)
Total	$—	$149,112,509	$19,394,074	$168,506,583
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
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the Consolidated Financial Statements as of March 31, 2023 using significant unobservable inputs:

	Balance as of December 31, 2022	Purchases	Unrealized gain on investments, net	Change in contingent consideration	Balance as of March 31, 2023
Equity method investments	$92,554,266	$2,267,340	$2,572,468	$—	$97,394,074
Contingent consideration	(75,700,000)	—	—	(2,300,000)	(78,000,000)
Total	$16,854,266	$2,267,340	$2,572,468	$(2,300,000)	$19,394,074
The Company does not have any non-financial assets or liabilities measured at fair value as of March 31, 2023.
There were no transfers between Levels 1, 2, or 3 for the three months ended March 31, 2023.
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
The following table quantifies the significant unobservable inputs used in determining the fair value of equity method investments as of March 31, 2023:

Unobservable Input	Input/Range
Discount rate	6.8%-7.8% (median 7.3%)
kWh production	0.5% annual degradation in production
Potential leverage and estimated remaining useful life	29.3 years

The Company has unfunded commitments to GDEV and GDEV II of $0.6 million and $1.3 million, respectively. The investments in GDEV and GDEV II represent investments in a partnership in which no partner is permitted to make a withdrawal of any of its capital contributions. GDEV GP and GDEV GP II are required to cause the respective partnerships to distribute, as distributions, amounts available to the partners within 90 days of the receipt of amounts available for distribution, in the sole discretion of the GDEV GP and GDEV GP II, respectively. The Company accounts for its investments in GDEV and GDEV II as equity method investments.
As of March 31, 2023, the value of the Company's investments in OYA, Aurora Solar, GDEV and GDEV II, its equity method investments, were $20.5 million, $73.4 million, $3.2 million and $0.3 million, respectively. As of December 31, 2022, the value of the Company's investments in OYA, Aurora Solar, GDEV and GDEV II, its equity method investments, were $18.6 million, $71.3 million, $2.3 million and $0.3 million, respectively. Equity method investments are recorded to Investments, at fair value on the Consolidated Balance Sheets. During the three months ended March 31, 2023, the Company recorded an unrealized gain on investments of $2.6 million due to unrealized gains of $2.1 million on Aurora Solar and $0.5 million on GDEV, respectively. The unrealized gain is recorded in Unrealized gain on investments, net on the Consolidated Statement of Operations.
Contingent consideration—The Company estimates the fair value of its contingent consideration associated with the Acquisition based on the likelihood of payment related to the contingent clause and the date when payment is expected to occur. The contingent consideration is reflected in Contingent consideration included in noncurrent liabilities on the Consolidated Balance Sheets. For the three months ended March 31, 2023, the Company recorded a change in fair value of contingent consideration of $2.3 million as an increase in General and administrative expenses on the Consolidated Statement of Operations. The fair value of the contingent consideration is measured based on significant unobservable inputs, including the contractual payment amount due upon reaching the designated thresholds, the discount rate, and the date when payment is expected and is classified as Level 3 in the fair value hierarchy. The various unobservable inputs used to determine the Level 3 valuation may have similar or diverging impacts on valuation. Significant increases and decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements.
The following quantifies the significant unobservable inputs used to determine the fair value of contingent consideration as of March 31, 2023:

Unobservable Input	Input/Range
Risk-Free Rate Over Earnout Term	3.7%
Revenue Discount Rate	11.5%
Annualized Revenue Volatility	37.5%
Annualized Share Price Volatility	35.0%
Quarterly Revenue / Share Price Correlation	42.5%

Note 7. Notes Receivable
The Company’s notes receivable consists of the following as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022	Year of origination	Interest rate	Maturity date
Notes receivable, current
Cider	$41,863,680	$41,863,680	2022	8.00%	9/30/2023
OYA	—	8,491,226	2022	9.00%	2/17/2023(1)
Shepherds Run	8,751,528	8,751,528	2020	8.00%	12/31/2023
Total notes receivable, current	$50,615,208	$59,106,434
Notes receivable, noncurrent
New Market	$5,008,070	$5,008,070	2019	9.00%	9/30/2022(2)
SE Solar	5,009,984	5,009,984	2019	9.00%	2/15/2023(3)
Kane Warehouse	275,871	275,871	2015	10.25%	2/28/2025
Total notes receivable, noncurrent	$10,293,925	$10,293,925
Total notes receivable	$60,909,133	$69,400,359

(1)The loan was paid in full on February 17, 2023.
(2)Option for purchase agreement exercised on September 30, 2022. The parties involved are working in good faith to enter into a purchase agreement.
(3)The parties involved are working in good faith on an extension to the agreement.
The notes receivable, current are recorded within Notes receivable, current on the Consolidated Balance Sheets. The notes receivable, noncurrent are recorded within Other noncurrent assets on the Consolidated Balance Sheets.
Note 8. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
Land	$16,764,341	$16,320,841
Plant and equipment	1,965,951,006	1,874,201,117
Asset retirement obligation	30,624,649	30,483,255
Finance right-of-use asset	64,563	—
Other	299,785	319,536
Total property, plant and equipment	$2,013,704,344	$1,921,324,749
Accumulated depreciation	(46,157,958)	(31,619,220)
Property, plant and equipment, net	$1,967,546,386	$1,889,705,529
As of March 31, 2023, Property, plant and equipment, net, includes construction-in-progress of $634.5 million. Construction-in-progress includes $145.8 million of development costs. As of December 31, 2022, Property, plant and equipment, net, includes construction-in-progress of $569.4 million. Construction-in-progress includes $116.6 million of development costs. Depreciation expense for the three months ended March 31, 2023 was $14.5 million, and is recorded within Depreciation, amortization and accretion on the Consolidated Statement of Operations.
The Company did not recognize any impairment charges on long-lived assets for the three months ended March 31, 2023.
Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts
Goodwill
As of March 31, 2023 and December 31, 2022, goodwill totaled $221.3 million and $221.3 million, respectively. The Company did not recognize any impairment charges on goodwill for the three months ended March 31, 2023.
Other Intangible Assets and Out-of-market Contracts
Other intangible assets as of March 31, 2023 consisted of the following:

	Gross carrying amount	Accumulated amortization	Net intangible assets as of March 31, 2023
PPA contracts	$422,176,259	$(26,264,550)	$395,911,709
REC contracts	46,235,383	(1,764,872)	44,470,511
Trademarks	2,800,000	(213,889)	2,586,111
Channel partner relationships	94,700,000	(8,524,167)	86,175,833
Other intangible assets	1,000,000	—	1,000,000
Total intangible assets, net	$566,911,642	$(36,767,478)	$530,144,164
Amortization expense related to intangible assets was $10.5 million for the three months ended March 31, 2023, which includes $8.4 million of Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statement of Operations.
Other intangible assets as of December 31, 2022 consisted of the following:

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
The Company also has PPA and REC contracts that are held in an unfavorable position (out-of-market contracts), which consists of the following as of March 31, 2023:

	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of March 31, 2023
PPA contracts	$(198,445,904)	$6,713,489	$(191,732,415)
PPA contracts - signed MIPA assets(1)	(5,401,517)	—	(5,401,517)
REC contracts	(19,763,291)	5,793,221	(13,970,070)
REC contracts - signed MIPA assets(1)	(3,596,960)	—	(3,596,960)
Total out-of-market contracts, net	$(227,207,672)	$12,506,710	$(214,700,962)
(1)Signed MIPA assets are defined as assets that have an executed contractual MIPA or Purchase and Sale Agreement but have not yet closed.
PPA and REC contracts that are held in an unfavorable position (out-of-market contracts) consists of the following as of December 31, 2022:

	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of December 31, 2022
PPA contracts	$(198,445,904)	$4,881,935	$(193,563,969)
PPA contracts - signed MIPA assets(1)	(5,401,517)	—	(5,401,517)
REC contracts	(19,763,291)	4,213,416	(15,549,875)
REC contracts - signed MIPA assets(1)	(3,596,960)	—	(3,596,960)
Total out-of-market contracts, net	$(227,207,672)	$9,095,351	$(218,112,321)
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net similar to favorable PPA and REC contracts. The Company recorded $3.4 million of contract amortization contra-expense related to out-of-market contracts during the three months ended March 31, 2023.
Amortization expense related to the Company's finite lived intangible assets and liabilities (out-of-market contracts) was $7.1 million for the three months ended March 31, 2023. This includes $5.0 million of net contract amortization on PPA and REC contract intangible assets and out-of-market contracts recorded within Contract amortization, net on the Consolidated Statement of Operations, and $2.1 million of amortization expense on channel partner relationships and trademark intangible assets recorded within Depreciation, amortization and accretion on the Consolidated Statement of Operations.
Estimated future annual amortization expense for the above amortizable intangible assets and out-of-market contracts for the remaining periods through March 31, 2023 as follows:

Amortization Expense
2023	$19,908,599
2024	28,621,037
2025	30,669,830
2026	31,045,524
2027	31,118,064
Thereafter	174,080,148
Total	$315,443,202
Note 10. Leases
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
Leases are classified as either operating or financing. For operating leases, the Company has recognized a lease liability equal to the present value of the remaining lease payments, and a ROU asset equal to the lease liability, subject to certain adjustments, such as for prepaid rents. The Company used its incremental borrowing rate to determine the present value of the lease payments. Operating leases result in a straight-line lease expense, while finance leases result in a front-loaded expense pattern.
There were no impairment indicators identified during the three months ended March 31, 2023 that required an impairment test for the Company’s ROU assets or other long-lived assets in accordance with ASC Topic 360, Property, Plant and Equipment.
The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

For the three months ended March 31, 2023
Lease cost
Finance lease cost
Amortization of right-of-use assets	$1,345
Interest on lease liabilities	299
Total finance lease cost	1,644
Operating lease cost	2,370,424
Short-term lease cost	113,735
Variable lease cost	561,889
Total lease cost	$3,047,692

Other information
Cash paid for amounts included in the measurement of lease liabilities	$2,624,624
Operating cash flows from finance leases	(1,500)
Operating cash flows from operating leases	(2,623,124)
ROU assets obtained in exchange for new finance lease liabilities	64,563
ROU assets obtained in exchange for new operating lease liabilities	5,679,117
Weighted average remaining lease term – finance leases	4 years
Weighted average remaining lease term – operating leases	28 years
Weighted average discount rate – finance leases	5.69%
Weighted average discount rate – operating leases	6.70%
Operating lease cost includes $0.2 million associated with leases embedded in PPAs for which no or de minimis payments are made. The Company estimates the fair value of the lease payments and grosses up both revenue and expense by this amount. Operating lease cost also includes $0.2 million of lease cost capitalized to the cost of projects during development and construction.
The supplemental balance sheet information related to leases for the period is as follows:

	March 31, 2023	December 31, 2022
Operating leases
Operating lease assets	$106,279,704	$102,594,813

Operating lease liabilities, current	(2,107,560)	(2,193,343)
Operating lease liabilities, noncurrent	(104,487,520)	(101,281,144)
Total operating lease liabilities	$(106,595,080)	$(103,474,487)

Finance leases
Property, plant and equipment, at cost	$64,563	$—
Accumulated depreciation	(1,345)	—
Property, plant and equipment, net	63,218	—

Other current liabilities	(14,864)	—
Other long-term liabilities	(48,499)	—
Total finance lease liabilities	$(63,363)	$—

Operating lease assets and operating lease liabilities, current, are recorded in Other noncurrent assets and Other current liabilities, respectively, on the Consolidated Balance Sheets. Finance lease liabilities are recorded in Property, plant and equipment, net on the Consolidated Balance Sheets.
Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases	Finance Leases
2023	$5,967,029	$13,500
2024	8,627,305	18,000
2025	8,814,586	18,000
2026	8,755,281	18,000
2027	8,815,247	3,000
Thereafter	212,370,572	—
Total lease payments	253,350,020	70,500
Less: Imputed interest	(146,754,940)	(7,137)
Present value of lease liabilities	$106,595,080	$63,363
Lessor Arrangements
A portion of the Company’s operating revenues are generated from delivering electricity and related products from owned solar and wind renewable energy facilities under PPAs in which the Company is the lessor. In addition, the Company has certain energy optimization service agreements that involve the use of a battery in which the Company is the lessor.
For these PPAs, revenue is recognized when electricity is delivered and is accounted for as rental income under the lease standard. The adoption of ASC Topic 842, Leases (“ASC 842”), did not have an impact on the accounting policy for rental income from the Company’s PPAs in which it is the lessor. The Company elected the package of practical expedients available under ASC 842, which did not require the Company to reassess its lease classification from ASC Topic 840, Other Assets and Deferred Costs. Additionally, the Company elected the practical expedient to not separate lease and non-lease components for lessors. This election allows energy (lease component) and RECs (non-lease components) under bundled PPAs to be accounted for as a singular lease unit of account under ASC 842. The Company’s PPAs do not contain any residual value guarantees or material restrictive covenants.
As a result of the adoption of ASC 842 on January 1, 2022, the Company does not expect that PPAs that it enters into in the future will meet the definition of a lease. The Company may enter into battery storage agreements or bundled solar and storage agreements in the future that may contain one or more lease components.
Certain of the Company’s PPAs related to its solar or wind generating plants qualify as operating leases with remaining terms through 2047. Certain agreements include renewal, termination or purchase options. Property subject to operating leases, where the Company or one of its subsidiaries is the lessor, is included in Property, plant and equipment, net on the Consolidated Balance Sheets and rental income from these leases is included in Energy revenue on the Consolidated Statement of Operations. Lease income is based on energy generation; therefore, all rental income is variable under these leases. The variable lease income related to these agreements for the three months ended March 31, 2023 was $2.6 million and is included in Energy revenue on the Consolidated Statement of Operations. As of March 31, 2023 and December 31, 2022, the Company’s solar and wind generating plants subject to these leases had a total carrying value of $66.3 million and $67.4 million, respectively.
Certain of the Company’s energy optimization service agreements qualify as operating leases with remaining terms through 2031. Lease income under these agreements is generally fixed and recognized on a straight-line basis over the term of the lease. The lease income related to these agreements the three months ended were not material and is not expected to be material for the ensuing five years.
Note 11. Debt
The Company has entered into credit facilities and loan agreements through its subsidiaries, as described below.

	Outstanding as of March 31, 2023	Outstanding as of December 31, 2022	Interest rate	Maturity date
GREC Entity HoldCo	$72,909,987	$74,196,983	1 mo. LIBOR + 1.75%	June 20, 2025
Midway III Manager LLC	14,548,521	14,609,867	3 mo. SOFR + 1.63%(1)	October 31, 2025
Trillium Manager LLC	72,084,031	72,736,786	3 mo. LIBOR + 1.88%	June 9, 2027
GB Wind Holdco LLC	118,289,873	122,684,036	3 mo. LIBOR + 1.38%	November 22, 2027
Greenbacker Wind Holdings II LLC	71,597,700	72,476,839	3 mo. SOFR + 1.88%(1)	December 31, 2026
Conic Manager LLC	24,317,432	24,356,358	3 mo. LIBOR + 1.75%	April 1, 2028
Turquoise Manager LLC	31,675,903	31,687,423	3 mo. SOFR+ 1.25%(1)	December 23, 2027
Eagle Valley Clean Energy LLC	35,173,857	35,112,342	1.91%	January 2, 2057
Eagle Valley Clean Energy LLC (Premium financing agreement)	744,784	1,063,438	6.99%	November 30, 2023
Greenbacker Equipment Acquisition Company LLC	6,500,000	6,500,000	Prime + 1.00%	June 30, 2023(2)
ECA Finco I, LLC	19,659,643	19,756,803	3 mo. SOFR + 2.25%(1)	February 25, 2028
GB Solar TE 2020 Manager LLC	19,182,430	19,182,430	3 mo. LIBOR + 1.88%	October 30, 2026
Sego Lily Solar Manager LLC	136,908,725	137,445,285	1 mo. SOFR + 1.38%	August 17, 2028
Celadon Manager LLC	67,996,749	61,925,120	1 mo. SOFR + 1.50%	February 18, 2029
GRP II Borealis Solar LLC	41,787,517	41,787,517	3 mo. LIBOR + 2.50%	June 30, 2027
Ponderosa Manager LLC	159,792,771	147,080,167	1 mo. SOFR + 1.10%	Various
PRC Nemasket LLC	43,867,181	44,487,662	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	108,289,449	60,000,000	1 mo. SOFR + 1.75%	November 29, 2027
Dogwood GB Manager LLC	15,221,768	—	1 mo. SOFR +1.63%	March 29, 2030
Total debt	$1,060,548,321	$987,089,056
Less: Current portion of long-term debt	(106,897,064)	(95,869,554)
Less: Discount on long-term debt	(28,254,407)	(28,628,520)
Less: Deferred financing fees	(13,403,798)	(11,830,541)
Total long-term debt, net	$911,993,052	$850,760,441
(1)Due to the Company adopting the Reference Rate Reform accounting standard, these agreements were amended during the three months ended March 31, 2023, to replace amendments were made these contracts that reference to LIBOR and replaced the reference with SOFR.
(2)The maturity date was amended to June 30, 2023 pursuant to the second amendment to the loan agreement.
During the three months ended March 31, 2023, the Company entered into new or modified existing debt facilities as noted below:
GREC Holdings 1 LLC
On November 29, 2022, GREC Holdings 1 LLC entered into a credit agreement with a syndicate of lenders for an aggregate revolving credit facility commitment of $150.0 million, with the allowance for increases of credit of no more than $50.0 million. On March 21, 2023, the facility was amended to increase the aggregate commitment to $200.0 million. Advances under the revolving credit facility will bear interest at the term SOFR index rate plus a spread adjustment plus applicable margin (spread adjustment of 0.10%; applicable margin ranging between 1.75% and 2.00%), and base rate loans will bear interest of the base rate plus applicable margin (base rate being greatest of prime rate, index floor, or federal funds rate plus 0.50%; applicable margin ranging between 0.75% and 1.00%).
Dogwood GB Manager LLC
On March 29, 2023, Dogwood GB Manager LLC entered into a loan agreement with a syndicate of lenders to provide a term loan in an aggregate principal amount of up to $47.1 million. The loan is secured by a first-priority security interest in all assets of Dogwood GB Manager LLC, including a pledge of (a) Dogwood GB Manager LLC's interest in Dogwood Holdings LLC and, (b) GREC Holdings 1 LLC's ownership interests in Dogwood GB Manager LLC. The interest rate on the loan is one-month SOFR plus an applicable margin, which is 1.63% per annum through the fourth anniversary of the closing date and 1.75% per annum after the fourth anniversary of the closing date. Thereafter, the interest rate will increase by 0.13% for each fourth anniversary. The borrower is only required to pay interest in quarterly installments through the fifth anniversary of the closing date, and thereafter is only required to pay quarterly installments of principal and interest through the maturity date, March 29, 2030.
The Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding borrowings. Refer to Note 12. Derivative Instruments for further discussion.
The following table shows the components of interest expense related to the Company's borrowings for the three months ended March 31, 2023:

For the three months ended March 31, 2023
Loan interest	$10,535,071
Commitment / letter of credit fees	2,118,048
Amortization of deferred financing costs	816,136
Amortization of discount on notes payable	374,113
Interest capitalized	(5,053,970)
Total	$8,789,398
Interest expense disclosed in the table above is included within Interest expense, net on the Consolidated Statement of Operations.
The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Period ending December 31	Principal Payments
2023	$104,138,101
2024	37,923,232
2025	103,960,886
2026	109,187,977
2027	332,375,457
Thereafter	372,962,668
$1,060,548,321
Note 12. Derivative Instruments
The Company manages interest rate risk, primarily through the use of derivative financial instruments.
Cash Flow Hedges of Interest Rate Risk
The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company, through its wholly owned subsidiaries, has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed interest rate payments at fixed rates ranging between 0.41% and 3.33%.
The fair value of the effective portion of the interest rate swap is recognized into income under a systematic and rational method over the life of the hedging instrument and is presented in the same line item on the Consolidated Statement of Operations as the earnings effect of the hedged item, with the offset recorded to Other comprehensive loss. For the three months ended March 31, 2023, the Company recorded $1.6 million as an increase in Interest expense, net in the Consolidated Statement of Operations with the offsetting gain reflected in Other comprehensive loss in association with the recognition of the initial fair value of the interest rate hedges on the designation date.
As of March 31, 2023, the fair value of the Company's interest rate swaps was a $151.9 million asset, which includes $34.3 million related to an interest rate swap not designated as a hedging instrument, and $2.7 million liability, with an outstanding notional amount of $1.5 billion. The notional amount includes $767.2 million associated with currently effective swaps, $404.7 million associated with forward starting swaps, and $284.7 million associated with a deal contingent swap not designated as a hedging instrument. The interest rate swaps have maturities between 2025 and 2050.
As of December 31, 2022, the fair value of the Company's interest rate swaps was $195.8 million with an outstanding notional amount of $1.5 billion. The notional amount includes $700.8 million associated with currently effective swaps, $542.3 million associated with forward starting swaps, and $284.7 million associated with deal contingent swaps. The interest rate swaps have maturities between 2025 and 2050.
The following tables reflect the location and estimated fair value positions of derivative contracts at:

		March 31, 2023
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / Derivative liabilities	$1,171,945,812	$117,568,746	$(2,743,869)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets	284,692,696	34,287,632	—
Total		$1,456,638,508	$151,856,378	$(2,743,869)

		December 31, 2022
Derivatives Designated as Hedging Instruments	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Interest rate swap contracts	Derivative assets / (Other liabilities)	$1,527,813,754	$195,839,516	$—
For derivatives designated as cash flow hedges, the changes in the fair value of the derivative are initially reported in other comprehensive income (outside of earnings), and subsequently, reclassified to earnings when the hedged transaction affects earnings. The Company assesses the effectiveness of each hedging relationship by utilizing a statistical regression analysis.
For the three months ended March 31, 2023, the Company recognized a loss of $29.5 million, net of taxes of $10.0 million, in Unrealized loss on derivatives designated as cash flow hedges, net of tax in the Consolidated Statement of Comprehensive Income (Loss), related to the Company's cash flow hedge accounting.
Amounts reported in accumulated other comprehensive income related to designated derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. For the three months ended March 31, 2023, there was a $5.4 million gain associated with favorable settlements received under the Company’s interest rate swap agreements reclassified from accumulated other comprehensive income to income as a decrease in interest expense offset by $1.6 million of amortization as discussed above. During the next twelve months, the Company estimates that a gain of $24.0 million will be reclassified to income as a decrease in interest expense as interest payments are made. In addition, a loss of $6.7 million will be reclassified to income as an increase in interest expense in association with the recognition of the initial fair value of the interest rate hedges on the designation date.
On March 3, 2023, the Company amended an existing interest rate swap that was previously designated in a hedging relationship, which resulted in a dedesignation of the hedge. The Company determined the two years of forecasted interest payments hedged by the dedesignated hedge are not probable to occur. As a result, $6.3 million gain that was previously accounted for within Accumulated other comprehensive income was reclassified to Unrealized gain on interest rate swaps, net in the Consolidated Statement of Operations. The Company elected not to designate the newly amended interest rate swap in a hedging relationship. As a result, a $4.1 million loss was recognized in Unrealized gain on interest rate swaps, net in the Consolidated Statement of Operations for the change in the fair value of the interest rate swap between the dedesignation date and March 31, 2023. For the three months ended March 31, 2023, the Company recorded an unrealized gain of $2.2 million, net, as a result of the above amendments to its hedging relationships, in Unrealized gain on interest rate swaps, net in the Consolidated Statement of Operations.

On March 29, 2023, the Company terminated a portion of an existing interest rate swap that is designated in a hedging relationship and received $9.9 million, which is included in Net cash provided by operating activities in the Consolidated Statement of Cash Flows. The associated gain with be reclassified from accumulated other comprehensive income to income as a decrease in interest expense as the forecasted interest payments are made.
From time to time, the Company utilizes derivative instruments for the purposes of hedging future term debt instruments. Since the debt agreements have not yet closed, in order to lock in the terms, the Company may make payments to be maintained as cash collateral. As of March 31, 2023 and December 31, 2022, $1.7 million of cash collateral is recorded in Other current assets in the Consolidated Balance Sheets.
Note 13. Asset Retirement Obligations
The following table represents the balance of AROs as of March 31, 2023, as well as the additions, settlements and accretion related to the Company's AROs for the three months ended March 31, 2023:

Balance as of December 31, 2022	$31,412,838
Revisions in estimates for current obligations	(249,515)
Asset retirement obligation settled during current period	—
Asset retirement obligation incurred during current period	177,904
Accretion expense	371,742
Balance as of March 31, 2023	$31,712,969
As of March 31, 2023, the AROs are recorded in Other noncurrent liabilities in the Consolidated Balance Sheets.
Note 14. Income Taxes
The guidance under ASC Topic 740, Income Taxes, establishes the methodology, including the use of an estimated annual effective tax rate, to determine income tax expense (or benefit) in interim financial reporting. At the end of each quarter, the Company makes the best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and net loss attributable to noncontrolling interest. Based on enacted tax laws, the Company’s effective tax rate in 2023 is expected to be (17.9)%.
The Company recorded a provision for income taxes of $4.8 million for the three months ended March 31, 2023. The effective tax rate varies from the statutory U.S. federal income tax rate of 21.0% primarily due to the tax impact of net loss attributable to noncontrolling interests.
The Company assessed its tax positions for all open tax years as of March 31, 2023 for all U.S. federal and state, and foreign tax jurisdictions for the years 2014 through 2022. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of March 31, 2023. As of March 31, 2023, the Company has no reserve for uncertain tax benefits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of March 31, 2023. For the three months ended March 31, 2023, valuation allowance increases of $0.2 million have been recorded against state net operating loss carry forwards where it is not more likely than not that they will be utilized within the loss carry forward period.
Note 15. Commitments and Contingencies
Legal Proceedings
The Company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. As of March 31, 2023, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company.
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of March 31, 2023, the Company has provided the requisite security for these agreements in the form of a standby letter of credit of $122.9 million. As of March 31, 2023, no amounts had been drawn under these letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from June 2023 through January 2057.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $1.1 billion to complete construction of the facilities and the closing of the purchase of membership interest pursuant to all conditions being met under such agreements. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled in 2023 into 2025. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. As of March 31, 2023, the Company was in compliance with all agreed upon delivery quantities.
Renewable Energy Credit Commitments
The Company enters into two different types of forward sales agreements. The first type of forward sales agreement is to sell 100% of the RECs produced by certain renewable energy systems. Total REC sales will depend on total production at each renewable energy system. The second type of forward sales agreement is to sell a specified number of RECs at fixed prices during specific periods between 2023 through 2041. As of March 31, 2023, the Company's commitments with third parties under REC sales contracts are as follows:

Number of RECs
2023	135,189
2024	175,096
2025	58,524
2026	54,423
2027	26,998
Thereafter	196,002
Total	646,232
Leases
Agreements to lease assets are evaluated at inception to determine whether they represent finance or operating leases. The Company has determined its site leases represent operating leases and accordingly minimum rental expense is recognized on a straight-line basis over the lease term beginning with the lease commencement date. For finance leases, the minimum rental expense is recognized in a front-loaded expense pattern. Refer to Note 10. Leases for further discussion of the Company’s lease obligations.
Pledge of Parent Company Guarantees

Pursuant to various tax equity structures which are governed by various agreements to which certain of the Company's subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $463.2 million as of March 31, 2023. As of March 31, 2023, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
Refer to Note 1. Organization and Operations of the Company, Note 5. Variable Interest Entities Note 10. Leases, and Note 16. Related Parties for an additional discussion of the Company’s commitments and contingencies.
Note 16. Related Parties
The related party disclosures as included herein reflect such matters as of May 19, 2022 and prospectively. Certain of the related party agreements and transactions were impacted by the Acquisition and are detailed in Note 5. Related Party Agreements and Transaction Agreements as included in the Notes to the Consolidated Financial Statements as prepared under the Investment Basis.
Immediately prior to the closing of the Acquisition on May 19, 2022, GCM owned 23,601 Class A shares and 2,776 Class P-D shares. In connection with the Acquisition, all Class A shares and Class P-D shares held by GCM were forfeited, retired and cancelled. The forfeiture, retirement, and cancellation of the shares held by GCM for $0.2 million was recorded to Proceeds from shares transferred on the Consolidated Statement of Redeemable Noncontrolling Interests and Equity.
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
Following the Acquisition, under the Fifth Operating Agreement, the “Liquidation Performance Participation Distribution” is payable to the LPU Holder upon the same terms described above with the exception that amounts that may be earned upon the occurrence of a listing of the Company’s shares (or a transaction in which the Company’s members receive shares of a company that is listed) on a national securities exchange are no longer payable in cash, but only in additional Class P-I shares, which will be valued for such purpose at their then fair market value as determined in accordance with the terms of the Fifth Operating Agreement at the time of such listing. In the case of a liquidation of the Company, amounts payable may be paid in additional shares of the Company, other securities and/or cash. Refer to Note 18. Members' Equity for additional details on the Liquidation Performance Unit.
Transition Services Agreement
In connection with the Acquisition, Group LLC and certain other parties (together, the “Service Recipients”) entered into a transition services agreement with Greenbacker Administration (the “Transition Services Agreement”), pursuant to which Greenbacker Administration is providing certain financial and corporate recordkeeping services to the Service Recipients until the earlier of December 31, 2023 (or December 31, 2026 in the case of one of the Service Recipients), such time as the parties terminate the services arrangement, or one month after such Service Recipient has been liquidated and dissolved. The Service Recipients shall be required to pay a fee of $200 per hour per person performing the services it receives under the Transition Services Agreement. The impact of the Transition Services Agreement to the Consolidated Financial Statements for the three months ended March 31, 2023 was not material.
Registration Rights Agreement
In connection with the Acquisition, the Company, GREC, Group LLC and the LPU Holder entered into a customary registration rights agreement, pursuant to which GREC has agreed to use commercially reasonable efforts to prepare and file with the SEC not later than 12 months from the beginning of the first full calendar month following completion of an initial public offering by GREC a shelf registration statement relating to the resale of shares of common stock of GREC that may in the future be held by Group LLC, the LPU Holder and/or their respective members to the extent their shares of the Company are repurchased, redeemed, exchanged or converted into shares of common stock of GREC. GREC has agreed to pay customary registration expenses and to provide customary indemnification in connection with the foregoing registration rights.
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
Base management fees under GCM’s advisory fee agreement with GROZ are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital for GROZ. During the three months ended March 31, 2023, the Company earned $0.1 million in management fees from GROZ, which is included in Investment Management revenue on the Consolidated Statement of Operations. The management fees earned are payable monthly, in arrears. As of March 31, 2023 and December 31, 2022, the Company was owed $0.1 million and $0.1 million, respectively, in management fees from GROZ, which is included in Accounts receivable on the Consolidated Balance Sheets.
The Company is also eligible to receive certain performance-based incentive fee distributions from GROZ, including upon liquidation of GROZ, subject to certain distribution thresholds as defined in the amended and restated limited liability company operating agreement of GROZ. The Company did not recognize any revenue related to GROZ incentive fee distributions for the three months ended March 31, 2023.
Base management fees under GCM’s advisory fee agreements with GDEV I, dated March 3, 2022, are calculated as follows. For the period from March 3, 2022 through the date on which the commitment period ends (as defined in the GDEV I amended and restated limited partnership agreements), the management fee is calculated at an annual rate of 2.00% of the aggregate capital commitments to GDEV I. Beginning on the date following the date on which the commitment period terminates, the management fee is calculated at an annual rate of 2.00% of the aggregate cost basis of all portfolio securities of GDEV I. The management fees earned are payable quarterly, in advance. During the three months ended March 31, 2023, the Company earned $0.6 million in management fees from GDEV I, which is included in Investment Management revenue on the Consolidated Statement of Operations. As of March 31, 2023 and December 31, 2022, the Company was not owed any management fees from GDEV I. As of March 31, 2023, there was no prepaid management fees from GDEV I. As of December 31, 2022, GDEV I prepaid $0.6 million in management fees to the Company, which is included in Other current liabilities on the Consolidated Balance Sheets.
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV I, including upon liquidation of GDEV I, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV I. The Company did not recognize any revenue related to GDEV I incentive fee distributions for the three months ended March 31, 2023.
Base management fees under GCM's advisory agreement with GDEV II, dated November 11, 2022, are calculated as follows. For the period from November 11, 2022 through the date on which the commitment period ends (as defined in the GDEV II amended and restated limited partnership agreement), the management fee is calculated at an annual rate of 2.00% of the aggregate capital commitments to GDEV II. Beginning on the date following the date on which the commitment period terminates, the management fee is calculated at an annual rate of 2.00% of the aggregate cost basis of all portfolio securities of GDEV II. The management fees earned are payable quarterly, in advance. During the three months ended March 31, 2023, the Company earned $0.3 million in management fees from GDEV II, which is included in Investment Management revenue on the Consolidated Statement of Operations. As of March 31, 2023, the Company was not owed any management fees from GDEV II. As of December 31, 2022, the Company was owed $0.2 million in management fees from GDEV II, which is included in Accounts receivable on the Consolidated Balance Sheets.

The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV II, including upon liquidation of GDEV II, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV II. The Company did not recognize any revenue related to GDEV II incentive fee distributions for the three months ended March 31, 2023.
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
During the three months ended March 31, 2023, the Company earned $0.5 million in management fees from GREC II, which is included in Investment Management revenue on the Consolidated Statement of Operations.
As of March 31, 2023, the Company was owed $0.3 million in management fees from GREC II, which is included in Accounts receivable on the Consolidated Balance Sheets. As of December 31, 2022, the Company did not earn any management fees under the advisory agreement due to GREC II's early stage of development.
The Company is also eligible to receive certain performance-based incentive fees from GREC II, including upon liquidation of GREC II, subject to certain distribution thresholds as defined in the advisory agreement between GCM and GREC II. For the three months ended March 31, 2023, the Company did not recognize any revenue related to GREC II performance-based incentive fees. As of March 31, 2023 and December 31, 2022, the Company was owed nil and $0.9 million in performance-based incentive, respectively, which is included in Accounts receivable on the Consolidated Balance Sheets.
In addition, the Company earns administrative fee revenue for certain technical, financial, legal, accounting, tax and operational asset management services performed by Greenbacker Administration. Pursuant to the administration agreement between GREC II and Greenbacker Administration, GREC II will reimburse Greenbacker Administration for the costs and expenses incurred by Greenbacker Administration and any sub-administrators in performing their obligations and providing personnel and facilities to GREC II. During the three months ended March 31, 2023, the Company earned $0.4 million in administrative fee revenue, which is included in Investment Management revenue on the Consolidated Statement of Operations. As of March 31, 2023, the Company was owed $0.4 million in administrative fees from GREC II, which is included in Accounts receivable on the Consolidated Balance Sheets. As of December 31, 2022, the Company did not earn any administrative fees from GREC II under the administration agreement.
Other Related Party Transactions
The Company entered into secured loans to finance the purchase and installation of energy-efficient lighting with AEC Companies. Certain of the loans with LED Funding LLC, an AEC Company, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own a direct, noncontrolling ownership interest in the Company. The loans between the AEC Companies and the Company, and the subsequent leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of March 31, 2023 and December 31, 2022, the Company was owed $0.1 million and $0.1 million, respectively, in lease payments from AEC Companies, which is included in Accounts receivable on the Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, the principal balance of the loan receivable was $0.3 million and $0.3 million, respectively, which is included in Other noncurrent assets on the Consolidated Balance Sheets. The interest receivable as of March 31, 2023 and December 31, 2022 was not material. There were no payments received on the operating leases and the loan receivable during the three months ended March 31, 2023.
Note 17. Noncontrolling Interests and Redeemable Noncontrolling Interests
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

Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the Tax Equity Investors achieve their agreed-upon rate of return, they are entitled to a portion of the applicable project’s operating cash flow, as well as substantially all of the project’s investment tax credits, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the Tax Equity Investors reach their target return between five and 10 years after the applicable project achieves commercial operation. The Company has determined that the contractual arrangements with Tax Equity Investors represent substantive profit-sharing arrangements and that income or loss should be attributed to these NCIs in each period using a balance sheet approach referred to as the HLBV method. As of March 31, 2023, RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value was $2.0 million, and nonredeemable NCI attributable to Tax Equity Investors was $75.3 million. As of December 31, 2022, RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value was $2.0 million, and nonredeemable NCI attributable to Tax Equity Investors was $83.3 million. Net income (loss) attributable to noncontrolling interests for Tax Equity Investors was $(14.4) million for the three months ended March 31, 2023. For the three months ended March 31, 2023, contributions from Tax Equity Investors net of syndication costs totaled $9.9 million, all of which was received in the period, and distributions to Tax Equity Investors totaled $3.2 million, of which $1.1 million was paid in the period.
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of March 31, 2023 and December 31, 2022, the NCI attributable to the GDEV GP was $0.7 million and $0.5 million, respectively. Net income (loss) attributable to noncontrolling interests at GDEV GP for the three months ended March 31, 2023 was not material.
The Company allocates income and loss to the NCI in GDEV GP II based on the contractual allocations within the GDEV GP II operating agreement. As of March 31, 2023 and December 31, 2022, the NCI attributable to the GDEV GP II was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the three months ended March 31, 2023 was not material.
As of March 31, 2023 and December 31, 2022, NCI attributable to other noncontrolling interest was $0.2 million and $0.2 million, respectively.

Note 18. Members' Equity

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
The following table is a summary of the shares issued and repurchased during the period and outstanding as of March 31, 2023:

	Shares Outstanding as of December 31, 2022	Other Capital Activity	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Transferred During the Period	Shares Outstanding as of March 31, 2023
Class A	16,140,997	—	101,010	(167,700)	—	16,074,307
Class C	2,672,994	—	22,320	(40,960)	—	2,654,354
Class I	6,403,191	—	57,590	(41,780)	—	6,419,001
Class P-A	814,900	—	8,270	—	—	823,170
Class P-I	125,313,984	5,540	297,870	(951,730)	11,170	124,676,834
Class P-D	191,573	—	320	—	—	191,893
Class P-S	46,261,457	—	167,310	(635,190)	(11,100)	45,782,477
Class P-T	245,314	—	1,470	—	—	246,784
Total	198,044,410	5,540	656,160	(1,837,360)	70	196,868,820
As of March 31, 2023, none of the Company’s preferred shares were issued and outstanding.
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
As of March 31, 2023, the Company issued 101,010 Class A shares, 22,320 Class C shares, 57,590 Class I shares, 8,270 Class P-A shares, 297,870 Class P-I shares, 320 Class P-D shares, 167,310 Class P-S shares, and 1,470 Class P-T shares for a total of 656,160 aggregate shares issued under the DRP. As of December 31, 2022, the Company issued 2,854,508 Class A shares, 501,816 Class C shares, 1,387,945 Class I shares, 48,899 Class P-A shares, 1,592,476 Class P-I shares, 2,380 Class P-D shares, 938,083 Class P-S shares, and 8,190 Class P-T shares for a total of 7,334,297 aggregate shares issued under the DRP.
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
Since none of the events that would trigger the Liquidation Performance Participation Distribution was considered probable to occur, no liability was recognized related to the LPU as of March 31, 2023.
Additionally, certain employees of the Company received profits interest units from the LPU Holder in exchange for employment services. Since LPU Holder does not have any other operations or assets, the distribution an employee grantee shall receive from these profits interest units is the equivalent of the Liquidation Performance Participation Distribution the Company shall make to the LPU Holder. The Company has determined that the profits interest units do not represent a substantive class of the Company’s equity, and therefore, shall account for the potential distribution to employees as a payable in accordance with ASC Topic 710, Compensation—General. Since none of the events that would trigger the distribution was considered probable to occur, no liability was recognized as of March 31, 2023, and no compensation expenses was recognized for the three months ended March 31, 2023.

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

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—
1-Dec-20	31-Mar-23	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158
On the last business day of each month, with the authorization of the Company’s Board of Directors, the Company declares distributions on each outstanding Class A, C, I, P-A, P-I, P-D, P-T and P-S shares. The following table reflects the distributions declared during the three months ended March 31, 2023:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2023	$7,385,833	$1,975,364	$9,361,197
March 1, 2023	6,678,931	1,776,832	8,455,763
March 31, 2023	7,420,114	1,942,196	9,362,310
Total	$21,484,878	$5,694,392	$27,179,270
All distributions paid for the three months ended March 31, 2023 are expected to be reported as a return of capital to members for tax reporting purposes.
Cash distributions for the three months ended March 31, 2023 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s change in acquisition strategy to include a greater number of pre-operational assets that are not yet generating cash from operations, a significant amount of distributions will continue to be funded from other external financing sources until such projects become operational. Management fee and incentive fee revenue from our IM segment will also be utilized as a source of capital to fund distributions as this portion of our business grows.
Note 19. Earnings Per Share
Basic earnings per share is calculated by dividing net loss attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period.
The following table reconciles the numerator and the denominator used to calculate basic earnings per share:

For the three months ended March 31, 2023
Numerator
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(17,000,840)

Denominator
Weighted average shares, basic	198,258,504

Net loss attributable to Greenbacker Renewable Energy Company LLC
Basic	$(0.09)
Note 20. Segment Reporting
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
•IM – The IM business represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act. The IM business also includes administrative services provided by Greenbacker Administration for managed funds in the renewable energy industry as an additional revenue stream.
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
The following table presents the Company’s reportable segment financial results:

For the three months ended March 31, 2023
Energy revenue	$37,794,441
Other revenue	1,499,979
Contract amortization, net	(4,993,445)
Total IPP revenue	$34,300,975

Investment Management revenue	$1,925,989
The Company's CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vi) share-based compensation; (vii) other non-recurring costs that are unrelated to the continuing operations of the Company's segments; and (viii) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments. See “Results of Operations - Non-Investment Basis” Item 2 for additional discussion on Segment Adjusted EBITDA and segment results three months ended March 31, 2023.
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

For the three months ended March 31, 2023
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$15,589,613
IM Adjusted EBITDA	(1,311,815)
Total Segment Adjusted EBITDA	$14,277,798

Reconciliation:
Total Segment Adjusted EBITDA	$14,277,798
Unallocated corporate expenses	(8,856,336)
Total Adjusted EBITDA	5,421,462

Less:
Share-based compensation expense	2,760,134
Change in fair value of contingent consideration	2,300,000
Non-recurring professional fees associated with the transition to the Non-Investment Basis	1,290,830
Depreciation, amortization and accretion(1)	22,117,218
Operating loss	$(23,046,720)

Interest expense, net	(8,634,460)
Unrealized gain on interest rate swaps, net	2,229,709
Unrealized gain on investments, net	2,572,468
Other income	39,936
Net loss before income taxes	$(26,839,067)

Provision for income taxes	(4,792,767)
Net loss	$(31,631,834)

Less: Net loss attributable to noncontrolling interests	(14,630,994)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(17,000,840)

(1)Includes contract amortization, net in the amount of $5.0 million for the three months ended March 31, 2023, which is included in Contract amortization, net on the Consolidated Statement of Operations.
Assets are not allocated to the Company’s segments for internal reporting purposes.
Note 21. Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no subsequent events requiring adjustment or disclosure in the Consolidated Financial Statements, except as described below.
Tax equity fundings
During the period of April 1, 2023 through May 12, 2023, Tax Equity Investors provided contributions totaling $35.3 million relating to existing tax equity partnerships during the period.
Debt facilities
On April 14, 2023, the Company paid down principal on existing debt for $31.6 million.

Consolidated Financial Statements (Investment Basis)
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

For the three months ended March 31, 2022
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$12,547,447
Total investment income from controlled, affiliated investments	$12,547,447

Investment income from non-controlled, non-affiliated investments:
Interest income	750,254
Total investment income	$13,297,701

Operating expenses:
Management fee expense	6,886,720
Audit and tax expense	596,501
Interest and financing expenses	720,485
General and administration expenses	204,110
Performance participation fee	384,065
Legal expenses	856,398
Directors fees and expenses	469,121
Transfer agent expense	197,260
Other professional fees expenses	2,531,932
Other expenses *	810,636
Total expenses	13,657,228
Net investment income (loss) before taxes	(359,527)
(Benefit from) income taxes	(3,164,293)
Net investment income	2,804,766

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized loss on investments	(1,688)
Net change in unrealized appreciation (depreciation) on:
Investments	10,595,861
Foreign currency translation	15,768
Swap contracts	16,342,650
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(8,922,373)
Net increase in net assets attributed to members' equity	$20,834,984

Common share per share information —basic and diluted:
Net investment income	$0.02
Net increase in net assets attributed to members' equity	$0.12
Weighted average common shares outstanding	172,432,429
* For the three months ended March 31, 2022, Other expenses includes $0.5 million of net realized losses on swap contracts.
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

For the three months ended March 31, 2022
Operating activities:
Net increase in net assets from operations	$20,834,984
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	212,339
Gross funding of new or existing investments	(183,873,263)
Return of capital	35,075,363
Proceeds from principal payments and sales of investments	9,266,747
Purchases of money market funds, net	(52,176)
Net realized loss on investments	1,688
Net change in unrealized (appreciation) on investments	(10,595,861)
Net change in unrealized (appreciation) on foreign currency translation	(15,768)
Net change in unrealized (appreciation) on swap contracts	(16,342,650)
Deferred tax expense	5,758,080
(Increase) decrease in other assets:
Receivable for investments sold	69,994
Receivable for return of capital	(3,383,992)
Dividend receivable	(5,189,380)
Other assets	142,875
Increase (decrease) in other liabilities:
Payable for investments purchased	453,376
Management fee payable	134,567
Performance participation fee payable	(2,975,204)
Accounts payable and accrued expenses	4,309,562
Net cash (used in) operating activities	$(146,168,719)

Financing activities:
Paydowns on credit facility and term note	(1,266,867)
Proceeds from issuance of common shares, net	104,863,870
Distributions paid	(18,103,151)
Offering costs	(591,987)
Deferred sales commission	(394,049)
Repurchases of common shares	(7,486,972)
Net cash provided by financing activities	$77,020,844

Net decrease in cash and cash equivalents	(69,147,875)
Cash, cash equivalents and restricted cash, beginning of period	121,863,392
Cash, cash equivalents and restricted cash, end of period	$52,715,517

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$16,747,819
Restricted cash	35,967,698
Total cash, cash equivalents and restricted cash	$52,715,517

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$338,251
Shareholder contribution receivable from sale of common shares	$1,982,209
Due to GCM for offering costs	$347,104
Deferred sales commission payable	$4,319,552
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (unaudited)
As previously discussed, the financial statements for all historical periods through May 18, 2022 are presented as they would be under ASC 946. As such, these Notes to the Consolidated Financial Statements were prepared under the Investment Basis as of and for the period(s) ended March 31, 2022. All references to the “LLC” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries (GREC, GREC HoldCo, GREC Administration LLC, and Danforth Shared Services LLC), unless otherwise expressly stated or context requires otherwise.
Note 1. Organization and Operations of the LLC
For a detailed description, refer to Note 1. Organization and Operations of the Company as included in the Notes to the Consolidated Financial Statements as included in the Non-Investment Basis section of Item 1 of this Quarterly Report.
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

Note 2. Significant Accounting Policies (cont.)
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
Net unrealized currency gains and losses arising from valuing foreign currency-denominated assets and liabilities at the current exchange rate are reflected as part of Net change in unrealized appreciation (depreciation) on Foreign currency translation in the Consolidated Statement of Operations.
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
Valuation of Investments at Fair Value
ASC Topic 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value. The LLC recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of the investments.
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

Note 2. Significant Accounting Policies (cont.)
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
Earnings per Share
In accordance with the provisions of ASC Topic 260, Earnings Per Share, basic earnings per share is computed by dividing earnings available to common members by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common members per share and net investment income per share for the three months ended March 31, 2022.

For the three months ended March 31, 2022
Basic and diluted
Net investment income	$2,804,766
Net increase in net assets attributed to common members	$20,834,984
Net investment income per share	$0.02
Net increase in net assets attributed to common members per share	$0.12
Weighted average common shares outstanding	172,432,429

Note 2. Significant Accounting Policies (cont.)
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
Organization and Offering Costs
O&O costs other than sales commissions and the dealer manager fee, were initially paid by GCM and/or dealer manager on behalf of the LLC in connection with its formation and the offering of its shares pursuant to now-terminated Registration Statements on Form S-1 (File No. 333-178786-01 and File No. 333-211571, respectively).
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

Note 2. Significant Accounting Policies (cont.)
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
Financing Costs
Financing costs incurred by the LLC for the issuance of debt liabilities are deferred and amortized using the straight-line method over the life of the debt liability. Financing costs related to debt liabilities incurred by the LLC are presented as a direct deduction from the carrying amount of that debt liability.
Return of Capital Receivable
For operational assets, if the project company has inadequate cash to fund day-to-day expenses, the LLC will loan funds to that project company through an investment. Once the project company has adequate cash, they will repay the loan by sending a return of capital distribution.
Performance Participation Fee
Under the Fourth Operating Agreement, the incentive fee payable by the LLC was simplified to be structured with two components: the "Performance Participation Fee" and the "Liquidation Performance Participation Fee" (each as defined in Note 5. Related Party Agreements and Transaction Agreements). Prior to the Acquisition, the Performance Participation Fee was based on the LLC's total return amount during the relevant calculation period. The calculation of the Performance Participation Fee is further detailed in Note 5. Related Party Agreements and Transaction Agreements. The Performance Participation Fee was accounted for and classified as an operating expense and reflected as the Performance participation fee on the Consolidated Statement of Operations. The Performance participation fee recorded on the Consolidated Statement of Operations for the three months ended March 31, 2022 is $0.4 million.
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
Derivative Instruments
The LLC may utilize interest rate swaps to modify interest rate characteristics of existing debt obligations to manage interest rate exposure. These are recorded at fair value either as assets or liabilities with changes in the fair value of interest rate swaps during the period recognized as either an unrealized appreciation or depreciation in the accompanying Consolidated Statement of Operations. On the expiration, termination or settlement of a derivatives contract, the LLC generally records a gain or loss. When there is a master netting agreement with a financial institution, any gain or loss on interest rate swaps with the same financial institution are netted for financial statement presentation.

Note 2. Significant Accounting Policies (cont.)
The effect of derivative instruments on the Consolidated Statement of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the three months ended March 31, 2022
Swaps
Interest Rate Risk	$16,342,650
$16,342,650

Risk Exposure	Other expenses for the three months ended March 31, 2022
Swaps
Interest Rate Risk	$466,870
$466,870
By using derivative instruments, the LLC is exposed to the counterparty’s credit risk — the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The LLC’s exposure to credit risk associated with counterparty non-performance is limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Consolidated Financial Statements. As appropriate, the LLC minimizes counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements.
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

Note 2. Significant Accounting Policies (cont.)
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
The LLC assessed its tax positions for all open tax years as of March 31, 2022 for all U.S. federal and state tax jurisdictions for the years 2015 through 2021. The results of this assessment are included in the LLC’s tax provision and deferred tax assets as of March 31, 2022.
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
Note 3. Valuation of Investments at Fair Value
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2022:

	Balance as of December 31, 2021	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and repayments of investments(2)	Net realized loss on investments	Balance as of March 31, 2022
Limited Liability Company Member Interests	$1,332,932,893	$10,586,505	$—	$167,160,704	$(35,075,363)	$—	$(1,688)	$1,475,603,051
Capital Stock	1,749,886	9,356	15,768	—	—	—	—	1,775,010
Energy Efficiency - Secured Loans	380,640	—	—	—	—	(55,000)	—	325,640
Secured Loans - Other	33,286,139	—	—	16,712,559	—	(9,211,747)	—	40,786,951
Total	$1,368,349,558	$10,595,861	$15,768	$183,873,263	$(35,075,363)	$(9,266,747)	$(1,688)	$1,518,490,652
(1)Includes paid-in-kind interest, return of capital and additional investments in existing investments, if any.
(2)Includes principal repayments on loans.
The total change in unrealized appreciation included in the Consolidated Statement of Operations within Net change in unrealized appreciation (depreciation) on Investments and Foreign currency translation for the three months ended March 31, 2022 attributable to Level 3 investments still held was $10.6 million. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no reclassifications attributable to Level 3 investments for the three months ended March 31, 2022.
Note 4. Related Party Agreements and Transaction Agreements
The related party disclosures as included herein reflects such matters as of May 18, 2022 and prior to such date. Certain of the related party agreements and transactions were impacted by the Acquisition and are detailed in Note 16. Related Parties as included in the Notes to the Consolidated Financial Statements as prepared under the Non-Investment Basis.

Note 4. Related Party Agreements and Transaction Agreements (cont.)
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
Prior to May 19, 2022, the term “Special Unitholder” referred to GREC Advisors, LLC, a Delaware limited liability company, which was a subsidiary of GCM and “special unit”, referred to the special unit of limited liability company interest in the LLC. This entitled the Special Unitholder to receive a Performance Participation Fee.
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

Note 4. Related Party Agreements and Transaction Agreements (cont.)

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

Note 4. Related Party Agreements and Transaction Agreements (cont.)
For the three months ended March 31, 2022, GCM earned $6.9 million in management fees.
The Performance participation fee recorded on the Consolidated Statement of Operations for the three months ended March 31, 2022 is $0.4 million.
As of March 31, 2022, GCM owned 23,601 Class A shares and 2,776 Class P-D shares.
The LLC entered into secured loans to finance the purchase and installation of energy-efficient lighting with LED Funding LLC and AEC Companies. Certain of the loans with LED Funding LLC, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own an indirect, noncontrolling ownership interest in GCM. The loans outstanding between the AEC Companies and the LLC, and the subsequent leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of March 31, 2022, all loans and leases are considered current per their terms.
On October 9, 2020, GREC made a $5.0 million LP commitment to GDEV, which was increased to $6.1 million in the fourth quarter of 2020. In April 2021, the commitment to GDEV increased to $7.5 million. As the initial investor, GREC was awarded a 10.00% carried interest participation in GDEV GP, GDEV's general partner. GDEV is an affiliate of GREC as GDEV shares the same investment advisor as the LLC. As of March 31, 2022, $2.9 million of the commitment was funded.
Note 5. Borrowings
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
Regarding the Credit Facility, the LLC has entered into five separate interest rate swap agreements as economic hedges. The first swap, with a trade date of June 15, 2017, an effective date of June 30, 2018 and an initial notional amount of $20.9 million, was used to swap the floating-rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.26%. The second swap, with a trade date of January 11, 2018, an effective date of December 31, 2018 and an initial notional amount of $29.6 million was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The third swap, with a trade date of February 7, 2018, an effective date of December 31, 2018 and an initial notional amount of $4.2 million, was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fourth swap, with a trade date of January 2, 2019, an effective date of September 30, 2019 and an initial notional amount of $38.2 million, was used to swap the floating-rate interest payments on the

Note 5. Borrowings (cont.)
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
The following table shows the components of interest expense related to the LLC's borrowings for the three months ended March 31, 2022:

For the three months ended March 31, 2022
Credit Facility commitment fee	$119,895
Credit Facility loan interest	388,251
Amortization of deferred financing costs	212,339
Total	$720,485
Weighted average interest rate on Credit Facility	1.89%
Weighted average outstanding balance of Credit Facility	$82,137,433
Note 6. Members’ Equity
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

Note 6. Members’ Equity (cont.)
The following table is a summary of the shares issued and repurchased during the period and outstanding as of March 31, 2022:

	Shares Outstanding as of December 31, 2021	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Outstanding as of March 31, 2022
Class A shares	16,580,558	—	103,559	(91,469)	16,592,648
Class C shares	2,741,963	—	23,229	(6,210)	2,758,982
Class I shares	6,449,493	—	58,506	(82,049)	6,425,950
Class P-A shares	783,593	—	7,928	—	791,521
Class P-I shares	92,069,013	11,168,668	272,128	(317,209)	103,192,600
Class P-D shares	198,548	—	299	—	198,847
Class P-S shares	46,324,757	713,196	173,397	(223,209)	46,988,141
Class P-T shares	239,594	—	1,386	—	240,980
Total	165,387,519	11,881,864	640,432	(720,146)	177,189,669
The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the three months ended March 31, 2022 were as follows:

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
As of March 31, 2022, none of the LLC’s preferred shares were issued and outstanding.
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
As of March 31, 2022, the LLC issued 2,541,713 Class A shares, 432,886 Class C shares, 1,211,291 Class I shares, 24,360 Class P-A shares, 683,497 Class P-I shares, 1,442 Class P-D shares, 422,358 Class P-S shares and 3,856 Class P-T shares for a total of 5,321,403 aggregate shares issued under the DRP.
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

Note 6. Members’ Equity (cont.)
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

Note 7. Distributions (cont.)
The following table reflects the distributions declared for the three months ended March 31, 2022:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2022	$6,216,132	$1,856,347	$8,072,479
March 1, 2022	5,712,141	1,720,315	7,432,456
April 1, 2022	6,496,827	1,975,380	8,472,207
Total	$18,425,100	$5,552,042	$23,977,142
All distributions paid for the three months ended March 31, 2022 are expected to be reported as a return of capital to members for tax reporting purposes.
Cash distributions paid during the periods presented were funded from the following sources noted below:

For the three months ended March 31, 2022
Cash from operations	$—
Offering proceeds	18,103,151
Total cash distributions	$18,103,151
The LLC expects to continue to fund distributions from a combination of cash from operations as well as other external financing sources. Due to the LLC’s change in acquisition strategy to include a greater number of pre-operational assets, a significant amount of distributions will continue to be funded from other external financing sources.

Note 8. Financial Highlights
The following is a schedule of the financial highlights of the LLC attributed to Class A, C, I, P-A, P-I, P-D, P-S and P-T shares for the three months ended March 31, 2022.

	For the three months ended March 31, 2022
	Class A shares	Class C shares	Class I shares	Class P-A shares	Class P-I shares	Class P-D shares	Class P-S shares	Class P-T shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.32	$8.13	$8.32	$8.58	$8.80	$8.80	$8.74	$8.52
Net investment income	0.02	0.02	0.02	0.02	0.02	0.02	0.02	0.02
Net realized and unrealized gain on investments and swap contracts	0.15	0.15	0.15	0.15	0.15	0.15	0.15	0.15
Change in translation of assets and liabilities denominated in foreign currencies (2)	—	—	—	—	—	—	—	—
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)
Net increase in net assets attributed to common stockholders	0.12	0.12	0.12	0.12	0.12	0.12	0.12	0.12
Shareholder distributions:
Distributions from net investment income	—	—	—	—	—	—	—	—
Distributions from offering proceeds	(0.14)	(0.13)	(0.14)	(0.14)	(0.14)	(0.14)	(0.14)	(0.14)
Other (3)	—	—	(0.01)	—	—	—	(0.01)	0.01
Net decrease in members’ equity attributed to common shares	(0.14)	(0.13)	(0.15)	(0.14)	(0.14)	(0.14)	(0.15)	(0.13)
Net asset value for common shares at end of period	$8.30	$8.12	$8.29	$8.56	$8.78	$8.78	$8.71	$8.51
Common members’ equity at end of period	$137,649,990	$22,403,376	$53,290,330	$6,772,151	$906,370,831	$1,745,128	$409,331,577	$2,050,055
Common shares outstanding at end of period	16,592,648	2,758,982	6,425,950	791,521	103,192,600	198,847	46,988,141	240,980

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	1.38%	1.56%	1.29%	1.41%	1.44%	1.39%	1.33%	1.62%
Ratio of net investment income to average net assets	0.81%	0.82%	0.81%	0.78%	0.75%	0.76%	0.77%	0.78%
Ratio of operating expenses to average net assets	3.92%	4.00%	3.93%	3.79%	3.66%	3.71%	3.73%	3.82%
Portfolio turnover rate	0.64%	0.64%	0.64%	0.64%	0.64%	0.64%	0.64%	0.64%
(1)The per share data for Class A, C, I, P-A, P-I, P-D, P-S and P-T shares were derived by using the weighted average shares outstanding for the three months ended March 31, 2022, which were 16,614,705, 2,749,777, 6,468,518, 786,280, 98,315,037, 198,649, 47,059,400 and 240,063, respectively.
(2)Amount is less than $0.01 per share.
(3)Represents the impact of different share amounts used in calculating certain per share data based on weighted average shares outstanding during the period and the impact of shares at a price other than the net asset value.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Greenbacker Renewable Energy Company LLC’s Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Quarterly Report. The use of “we”, “us”, “our” and the “Company” refer, collectively to the Greenbacker Renewable Energy

Company LLC and its subsidiaries, unless otherwise expressly stated or context otherwise requires. This report does not constitute an offer of any of the Company's managed funds described herein.
Organizational Overview
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through GCM investment management services to funds within the sustainable infrastructure and renewable energy industry. As of March 31, 2023, the Company’s fleet comprised 456 renewable energy projects with an aggregate power production capacity of approximately 3.4 GW when fully operational. As of March 31, 2023, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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
(2) Held directly or through entities owned by them. Refer to the Company’s 2022 Form 10-K for a summary of these interests that were issued in connection with the Acquisition.
(3) Greenbacker Administration performs certain operational management, construction management, compliance and oversight services, as well as asset accounting and administrative services, for certain of our managed funds. In connection with the Acquisition, Greenbacker Administration also provides certain transitional services, which include financial and corporate recordkeeping services, to Group LLC and certain other parties. Refer to Note 16. Related Parties in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further details on these agreements.
(4) GCM is an SEC-registered investment adviser and provides investment management services to our managed funds, GROZ, GDEV I, GDEV II, and GREC II.
(5) We hold a 75.00% interest in the general partner of one of our managed funds, GDEV GP. The amended and restated limited partnership agreements of GDEV I provides for a 20.00% carried interest over an 8.00% hurdle, subject to side letter agreements. In addition, we hold 90.00% interest in the general partner of one of our managed funds, GDEV GP II. The amended and restated limited partnership agreement of

GDEV II provide for a 20.00% carried interest over an 8.00% hurdle, subject to a side letter agreement. Refer to Note 16. Related Parties under the Non-Investment Basis for further details on these interests.
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
Business Overview
The Company’s business objective is to generate attractive risk-adjusted returns for its shareholders, consisting of both current income and long-term capital appreciation, by acquiring and financing the construction and/or operation of income-generating renewable energy, energy efficiency and sustainable development projects, primarily within North America, as well as by providing investment management services to funds within the sustainable infrastructure and renewable energy industry where the Company expects to receive investment management and incentive fees.
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
•IM – The IM business represents GCM’s investment management platform — a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act. The IM business also includes administrative services provided by Greenbacker Administration for managed funds in the renewable energy industry as an additional revenue stream.
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
The segment discussion following, and included in Part II — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Quarterly Report, reflects information on our business as of March 31, 2023, and includes the impact of the Acquisition.

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
We expect to supplement our equity capital and increase potential returns to our shareholders through the use of prudent levels of borrowings, both at the corporate level and the project level. In addition to any corporate credit facility or other secured and unsecured borrowings, we use a variety of other financing methods at the project level as necessary, including but not limited to joint venture structures, back leverage loans, construction loans, tax equity bridge loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, we may issue publicly or privately placed debt instruments. When appropriate, we will seek to replace short-term sources of capital with long-term financing.
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
As of March 31, 2023, our fleet comprised 456 renewable energy projects with an aggregate power production capacity of approximately 3.4 GW when fully operational, as summarized below.

Technology	Number of Assets		Capacity in MW
	Operating	Pre-Operating	Operating	Pre-Operating
Solar	298	106	958.2	1,930.1
Wind	16	1	386.1	54.4
Biomass	1	N/A	12	N/A
Battery Storage	19	11	8.3	14.1
Energy Efficiency	4	N/A	N/A	N/A
Total	338	118	1,364.6	1,998.6
We have diversified our fleet of renewable energy projects both by industry type as illustrated above, and geographically. As of March 31, 2023, our fleet was spread across 32 states, Canada, Puerto Rico and Washington, D.C., as illustrated below.
PORTFOLIO ASSET MAP
* Solar asset in Canada is not shown on the map

REGIONAL BREAKDOWN (% Capacity)
South Region, 2.4%
West Region, 9.2%
East Region, 39.5%
Mountain Region, 24.2%
Mid-West Region, 24.7%

TOTAL OPERATING CAPACITY (% Capacity)
Biomass, 0.9%
Battery Storage, 0.6%
Wind, 28.3%
Solar, 70.2%

TOTAL PRE-OPERATING CAPACITY (% Capacity)

Battery Storage, 0.7%
Wind, 2.7%
Solar, 96.6%

CAPACITY BREAKDOWN
Technology	Percent capacity (%)	Size (MW)
Solar	85.9	2,888.3
Wind	13.1	440.5
Biomass	0.4	12.0
Battery Storage	0.7	22.4
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
As of March 31, 2023, the PPA contracts in our existing operating fleet have approximately 18 weighted average years remaining prior to exposure to market prices.
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
A number of the PPAs for our projects are structured as “behind-the-meter” agreements with residential, commercial or government entities. Under the agreements, all electricity generated by a project will be purchased by the offtaker at an agreed-upon rate that may be set at a slight discount to the retail electric tariff rate for the offtaker. These agreements also typically provide for annual rate increases over the term of the agreement, although that is not a necessary requirement. The behind-the-meter agreement is generally long-term in nature, and further typically provides that, should the offtaker fail to fulfill its contractual obligation, in some cases electricity that is not purchased by the offtaker may be sold to the local utility, usually at an equivalent wholesale spot electric rate, more typically the projects would have remedies available in terms of make whole and termination provisions that seek to satisfy the required economics of the deal.
The following chart illustrates the allocation by percentage of the Company’s contracted offtakers by counterparty type and creditworthiness as of March 31, 2023:

HIGH-CREDIT-QUALITY OFFTAKERS (% Capacity)
Investment-Grade Municipality, 4.1%
Investment-Grade Corporation, 9.4%
Non-Rated*, 7.9%
Investment-Grade Utility, 78.6%

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
1.Operating Assets – We will continue to acquire and invest in solar, wind and other alternative energy assets that are already in commercial operation and generating investment returns through the sale of contracted electricity and environmental attributes.
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
In order to execute this broader investment strategy, we have built a dedicated team of technical asset management professionals. We now have a team of experienced engineers, operations and maintenance experts, and construction professionals, which enabled us to expand our investment focus into these additional categories of investment. In addition to the expansion of our current investment strategy as laid out above, having a team of experienced engineers and construction managers increases our ability to extract revenue from aging renewable energy assets through repowers and plant optimization. Having access to this level and breadth of expertise is a major competitive advantage for us in the marketplace.
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
The decline of coal. The U.S. coal industry is rapidly declining in the face of lower-cost natural gas and renewable energy, as well as regulations designed to reduce greenhouse gas emissions and protect public health. The EIA expects coal-burning power plants will account for the majority of retiring utility scale power generation in 2023.
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
Tax Equity Capital Sources in the Renewable Energy Market
Our ability to raise capital from tax equity investors and lenders on competitive terms to help finance the development, construction, and operations of our projects will be a significant driver of our further growth. We have historically used a
1 Global Low-Carbon Energy Technology Investment Surges Past $1 Trillion for the First Time - BloombergNEF

variety of structures including tax equity financing, construction loan financing, tax equity bridge loan financing, back leverage loan financing, and subordinated non-recourse financing to help fund our operations. Our ability to raise capital from tax equity investors and lenders is also affected by general economic conditions, the state of the capital markets, inflation levels, and concerns about our industry or business. Refer to “Liquidity and Capital Resources” below for further details on capital raising and the effective management of our capital structure.
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
2.    PTC: This tax credit currently stands at 2.75 cents per kWh of electricity generated during the first 10 years of operation.
In general, our tax equity investments are structured using the "partnership flip" structure. Under partnership flip structures, we and our tax equity investors contribute cash into a partnership to fund the acquisition of renewable energy or energy storage systems. Upon the satisfaction of certain conditions precedent, tax equity fund commitments become available. The conditions precedent to funding vary across our tax equity funds but generally require that we have entered into a PPA with a credit worthy offtaker, the renewable energy system is expected to be eligible for the Section 48(a) ITC or Section 45(a) PTC, there is a recent appraisal from an independent appraiser establishing the fair market value of the renewable energy system, certain construction milestones are met and verified by an independent engineer and the property is in an approved state or territory. Initially, the tax equity investor receives substantially all of the non-cash value attributable to the renewable energy systems and energy storage systems, which includes accelerated depreciation and Section 48(a) ITCs or Section 45(a) PTC; however, we typically receive a majority of the cash distributions, which are generally paid quarterly. These allocations then flip once certain time or yield based milestones are met. Time based flips occur on a set date after a five-year recapture period while yield based flips occur after the tax equity investor achieves a specified return typically on an after-tax basis. After the flip occurs, we receive substantially all of the cash and tax allocations.
Current Competition in the Alternative Energy — Solar Marketplace
The solar financing market started as a cottage industry where developers would bring together high-net-worth investors to fund single solar and wind transactions. Though successful in jump-starting the industry, true capital formation is a relatively new phenomenon and is not as well developed as in other asset classes. Currently in the renewable energy marketplace, there are several sources of capital:
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
Current Competition in the Alternative Energy — Wind Marketplace
We believe that market conditions remain favorable for wind development and, according to the EIA, the U.S. wind industry is expected to add 6.0 GW of new wind capacity in 2023 and is expected to add another 7.0 GW in 2024. Particularly for smaller middle market transactions involving assets similar to those in our current portfolio, we believe that we will continue to be competitive in bidding for wind assets. We also believe that we may see opportunities to purchase operating wind assets which have run through their tax credits.
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
General Market Overview for Battery Storage

According to Mercom Capital, in 2022, annual corporate funding in the battery storage sector reached a record high $26.7 billion across more than 120 deals, marking an increase of 55% from the $17 billion seen in 2021 driven by falling costs, particularly in certain battery chemistries such as lithium-ion. Long-duration storage has been gaining particular traction as a commercially viable solution to challenges created by intermittent energy resources such as solar or wind. Additionally, under the IRA—and for the first time ever—standalone projects are now eligible for the 30% ITC.
Due to its potential for rapid growth, as well as new state mandates and falling costs for both short-term and long-term storage, we believe battery storage represents a large and growing investment opportunity for the foreseeable future.
Investment Management Segment
Our IM segment represents GCM’s investment management platform – a sustainable infrastructure, renewable energy, energy efficiency and sustainability-related asset management company that focuses on project acquisition, financing, consulting and development and that is registered as an investment adviser under the Advisers Act. The Company believes that the IM business will enable it to further diversify its revenue streams through investment management and certain administrative services for investment funds on behalf of external stakeholders that invest in adjacent areas of the sustainable infrastructure space. GCM’s platform will allow the Company to raise and deploy capital for the managed funds, consistent with our overall mission and expanding our ability to positively impact social and environmental challenges.
Since inception, GCM’s management team has developed significant commercial relationships and capital raising processes across multiple industries that we can continue to develop and grow. Both the IPP business and IM business have complementary growth strategies that will provide the Company with diversification in its revenue streams, as well as give us several alternate ways of raising capital, decreasing our reliance upon public capital markets for growth. Additionally, we expect that the combination will enable the Company to benefit from cost savings through the sharing of overhead and through the elimination of management fees that were formerly being charged to the Company by its external investment manager. We believe that this has the potential to result in an increase in the value of the Company, as the fully integrated and internally managed company will represent a platform that can take advantage of many market opportunities while at the same time reducing the Company's overhead and increasing its profitability through the inclusion of IM revenue streams.
The services performed by our IM business include capital raise and deployment, marketing, and other investor relations functions, as well as technical asset management, finance and accounting, and other administrative services for managed funds in the sustainable infrastructure renewable energy industries.
The primary source of IM revenues are management fees earned. Management fee revenue earned by our IM business is generally based upon the underlying net asset value of the managed funds for which GCM provides investment management services. For certain of our IM customers, the Company is also eligible to receive certain performance-based incentive fees.
An additional revenue source for IM will include, for certain managed funds, administrative services performed by Greenbacker Administration. These services include technical asset management, finance and accounting, legal and other costs incurred by the Company in performing its administrative services. GCM managed funds will be charged their allocable portion of such costs with no margin.
Prior to the Acquisition, GCM served as the external manager of four investment entities – the Company, GROZ, GDEV I, and GREC II. The Advisory Agreement between GCM and the Company was terminated in connection with the Acquisition. However, the Company continues to provide, through GCM, investment management services to GROZ, GDEV I and GREC II as a result of the acquisition of GCM. In addition, the Company now provides, through GCM, investment management services to GDEV II. A summary of the managed funds is included below.
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
In conjunction with the Acquisition and specifically the acquisition of a 75.00% equity interest in GDEV GP, the Company also assumed GDEV GP's additional commitment to GDEV and gained control over GDEV GP. Additionally, the Company through the GDEV GP’s role as general partner of GDEV, assumed operational control over GDEV. As a result of the Company consolidating GDEV during the period from May 19, 2022 through November 17, 2022, the management fee revenue earned under the advisory agreement with GDEV was considered intercompany revenue and is therefore eliminated in consolidation. On November 18, 2022, GREC sold its investment in GDEV to an unrelated third party. As of March 31, 2023, GDEV GP held 3.70% of the interests in GDEV. The Company has determined that it no longer has the obligation to absorb losses of GDEV, nor the right to receive benefits from GDEV that could be potentially significant to GDEV, and therefore, no longer consolidates GDEV. As a result of the deconsolidation of GDEV on November 18, 2022, management fee revenue is no longer eliminated and is recorded on the Consolidated Statement of Operations.
In March 2022, GCM closed GDEV I to new investors and launched a successor fund called GDEV II, which also aims to make private equity and development capital investments in the sustainable infrastructure industry.
Greenbacker Renewable Energy Company II, LLC
GREC II was launched in May 2022 and is an investment vehicle that intends to acquire, own and operate renewable energy projects with an emphasis on up-and-coming areas of the energy investment sector, including battery storage, mobility and other related investments. GREC II is structured as a total return vehicle which is expected to prioritize long–term internal rates of return over near-term cash yields. GREC II intends to deploy into pre-construction and operating renewable energy projects, as well as energy efficiency, battery storage, mobility and other related investments. The Company is eligible to receive management fees, as well as certain performance-based incentive fees from GREC II under the advisory agreement.
Refer to Note 16. Related Parties in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further details.
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
U.S. Federal Incentives:
Corporate Depreciation: Modified Accelerated Cost Recovery System (“MACRS”)
Under MACRS, owners of renewable energy and some energy efficiency projects can recover capital invested through accelerated depreciation, which reduces the payment of corporate tax. Bonus depreciation under Section 168(k) of the Internal Revenue Code was extended and modified by the Tax Cuts and Jobs Act of 2017 (“TCJA”). Businesses can now immediately deduct 100% of the cost of eligible property in the year it is placed in service, through 2022. For property placed in service in 2023, the bonus depreciation percentage will drop to 80%, and then phase down by 20% each year until it expires after 2026. Also, the TCJA eliminated the rule that made bonus depreciation available only for new property. The changes in the TCJA provided more flexibility than the prior bonus depreciation rules in that they permit a taxpayer to depreciate an asset that is not new; however, the asset must be acquired from a third party in an arm’s-length sale.
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

SOLAR/WIND ITC		•Increases back to 30% (planned to be 23% in 2034)

WIND PTC		•Increases rate to $0.0275/kWh (extended to 100% of credit amount; was down to 40%)

SOLAR PTC		•Included a new rate of $0.0275/kWh (in line with Wind PTC)

STORAGE ITC		•New ITC of 30% •Encourages stand-alone storage vs. current incentives which push towards solar + storage

ADDITIONAL POTENTIAL CREDITS (for both ITC & PTC)		•10-20% for low-income communities •10% for energy communities •10% for domestic content

TRANSFERABILITY OF CREDITS	•Owner can sell their tax credits directly to corporate taxpayers seeking to reduce their tax liability	•Owner can sell their tax credits directly to corporate taxpayers seeking to reduce their tax liability

OTHER NOTABLE MENTIONS
•Incentive levels described above require project to meet several requirements such as prevailing wage and apprenticeship requirements (projects >1MWac)
•Interconnection eligibility (projects <5MWac)
•EV and Hydrogen credits, resource neutrality after 2024 and direct pay

State Incentives:
Renewable Portfolio Standards
While varying based on jurisdiction, RPS specify that a portion of the power utilized by local utilities must be derived from renewable energy sources. States have created these standards to diversify their energy resources, promote domestic energy production an encourage economic development. Certain states have also adopted CES, which includes all sources of energy that have zero carbon emissions. According to the EIA, 36 states and the District of Columbia have enacted RPS or CES programs, set mandates, or set goals that require utilities to include or obtain a minimum percentage of their energy from specific renewable and other clean energy sources. Under the RPS programs, utilities can (1) build or own renewable energy generation facilities, (2) purchase energy or RECs generated from renewable energy generation facilities, or (3) pay a penalty for any shortfalls in meeting the RPS.
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
Management Fee and Incentive Fee Revenue
Following the completion of the Acquisition, we no longer pay management fees or incentive fees, which had historically increased in correlation to the size of our portfolio. However, following the completion of the Acquisition, we will generate management fee and incentive fee revenue from the provision of investment management services through GCM’s platform. We will also earn administrative revenue, which will represent a reimbursement of costs incurred for such services for certain of our managed funds.
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
As the change in status occurred during the Company’s second fiscal quarter of 2022, the results of operations as included in this Quarterly Report have been presented as they would be for an investment company under ASC 946 for all historical periods presented through May 18, 2022, and presented as they would be under the Non-Investment Basis, for the time period subsequent to May 19, 2022, the effective date of the change in status. Given that the financial statements prior to and subsequent to the change in status are not comparable, the Company will present separate Consolidated Financial Statements, including footnotes as applicable, for the time periods prior to and subsequent to May 19, 2022.
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
Results of Operations - Non-Investment Basis
A discussion of the results of operations for the three months ended March 31, 2023 is included below.

	For the three months ended March 31, 2023
	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$37,794,441	$—	$—	$37,794,441
Investment Management revenue	—	1,925,989	—	1,925,989
Other revenue	1,499,979	—	—	1,499,979
Operating revenue	$39,294,420	$1,925,989	$—	$41,220,409
Contract amortization, net	(4,993,445)	—		(4,993,445)
Total revenue	$34,300,975	$1,925,989	$—	$36,226,964

Operating expenses
Direct operating costs	$20,261,506	$2,753,593	$171,547	$23,186,646
General and administrative	3,448,614	585,617	15,070,331	19,104,562
Depreciation, amortization and accretion	14,788,964	—	2,193,512	16,982,476
Total operating expenses	$38,499,084	$3,339,210	$17,435,390	$59,273,684

Operating loss	$(4,198,109)	$(1,413,221)	$(17,435,390)	$(23,046,720)
Operating loss margin(1)	(12)%	NM	N/A	(64)%

Adjusted EBITDA	$15,589,613	$(1,311,815)	$(8,856,336)	$5,421,462
Adjusted EBITDA margin(2)(3)	40%	NM	N/A	13%
(1)Operating loss margin is calculated by dividing operating loss by total revenue.
(2)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenue, excluding the impact of contract amortization.
(3)The Company's CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vii) share-based compensation; (viii) other non-recurring costs that are unrelated to the continuing operations of the Company's segments; and (ix) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments. See later in this Item 2 for a reconciliation of total Segment Adjusted EBITDA to net loss. See also Part I – Item 1 – Note 20. Segment Reporting, in the Notes to the Consolidated Financial Statements prepared under the Non-Investment Basis for more information regarding our segment determination.

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
For the three months ended March 31, 2023, the Company generated $37.8 million of Energy revenue which includes $30.5 million of PPA revenue and is driven by the underlying electricity production from our operating renewable energy projects. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type.
For the three months ended March 31, 2023, Energy revenue was primarily comprised of PPA contracts of $30.5 million. The Company’s operating wind fleet, which includes 16 operating assets comprising 386.1 MW of capacity, generated $16.2 million in PPA revenue from 305,628 MWh of production during the three months ended March 31, 2023. The Company’s operating solar fleet, which includes 298 operating assets comprising 958.2 MW of capacity, generated $12.8 million in PPA revenue from 255,225 MWh of production during the three months ended March 31, 2023. The remaining PPA revenue generated during the three months ended March 31, 2023 was from our biomass and battery storage assets.
During the three months ended March 31, 2023, the Company recorded $5.9 million in REC and other incentive revenue, primarily from its operating solar fleet, which is included in Energy revenue in the table above and on the Consolidated Statement of Operations.
During the three months ended March 31, 2023, the Company recorded a net non-cash amortization expense of $5.0 million driven by favorable PPA and REC contract intangible assets, net of the impact of out-of-market contracts, which is reflected as a reduction to total IPP revenue in the table above and on the Consolidated Statement of Operations.
The table below provides summary statistics on the IPP fleet as of and for the three months ended March 31, 2023 and 2022. Given the Company’s change in status, the Energy revenue recorded on the Consolidated Statement of Operations is for the three months ended March 31, 2023.

Portfolio Metrics	March 31, 2023	March 31, 2022	Change	Change as %
Power-production capacity of operating fleet at end of period	1.4 GW	1.1 GW	0.3 GW	24%
Power-generating capacity of pre-operational fleet at end of period	2.0 GW	1.5 GW	0.5 GW	30%
Total power-generating capacity of fleet at end of period	3.4 GW	2.6 GW	0.8 GW	28%
YTD total energy produced at end of period (MWh)	576,355	505,667	70,688	14%
Total number of fleet assets at end of period	456	404	52	13%
Other Revenue - IPP
For the three months ended March 31, 2023, the Company generated $1.5 million of Other revenue from the IPP segment. Other revenue was driven by interest income generated from the Company’s secured loans to developers of renewable energy projects and dividends declared on equity method investments.
Direct Operating Costs - IPP

For the three months ended March 31, 2023
Operations and maintenance	$9,534,236
Property taxes, insurance and site lease	6,010,281
Salaries and benefits, professional fees and other	4,716,989
Direct operating costs - IPP	$20,261,506
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
Direct operating costs for the IPP segment was $20.3 million for the three months ended March 31, 2023. This includes $15.5 million of direct costs incurred at the project level as well as $4.7 million of salary and compensation related expenses as well as professional and other costs directly attributable to the revenue generating activities of IPP.
General and administrative
General and administrative expenses related to the IPP segment were $3.4 million for the three months ended March 31, 2023. These expenses are the indirect costs allocable to IPP and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IPP segment.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense was $14.8 million for the IPP segment for the three months ended March 31, 2023. This expense includes $13.4 million of depreciation expense on the property, plant and equipment associated with IPP.
Investment Management
Revenue
The IM segment and the related revenue will be driven primarily by GCM’s investment management platform through management fee and incentive, performance-based fee revenues from current and future third-party funds managed by GCM. The IM segment also generates administrative revenue from certain of its managed funds, from services performed by Greenbacker Administration.
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
Revenue from the IM segment was $1.9 million for the three months ended March 31, 2023 and was generated from the managed funds discussed previously. GREC II was launched in May 2022 and is currently in its fundraising stage and is deploying capital into pre-construction and operating renewable energy projects, as well as energy efficiency, battery storage, mobility and other related investments. During the three months ended March 31, 2023, the Company earned $0.5 million in management fees from GREC II. The Company also earned $0.4 million in administrative fee revenue for administrative services performed by Greenbacker Administration for GREC II during the three months ended March 31, 2023.
Direct Operating Costs – IM

Direct operating costs within the IM segment represents the costs for the investment management services for the managed funds. This includes the costs to raise and deploy capital for such funds.
Direct operating costs for the IM segment were $2.8 million for the three months ended March 31, 2023. Direct operating costs primarily consisted of the salary and compensation related expenses for GCM’s dedicated professionals who raise capital and then invest it in renewable energy projects for the managed funds.
General and administrative
General and administrative expenses related to the IM segment were $0.6 million for the three months ended March 31, 2023. These expenses represent the indirect costs allocable to the IM segment and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions supporting such third-party funds. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IM segment.
Corporate
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment. Unallocated corporate expenses also include non-recurring professional fees associated with the transition to the Non-Investment Basis.
General and administrative expenses for Corporate were $15.1 million for the three months ended March 31, 2023. This included overhead costs not directly allocable to the Company’s two segments.
Depreciation, amortization and accretion expense was $2.2 million for the three months ended March 31, 2023, which primarily relates to amortization expense on finite lived intangible assets.
Non-operating income and expense
During the three months ended March 31, 2023, the Company recorded $8.6 million of interest expense associated with outstanding debt. Refer to “Liquidity and Capital Resources” for additional discussion. Additionally, the Company recorded a net unrealized gain on investments of $2.6 million, primarily related to the Company’s investment in Aurora Solar. Additionally, the Company recorded an unrealized gain on interest rate swaps of $2.2 million. The impact of other non-operating income and expense for the three months ended March 31, 2023 was not material.
Segment Adjusted EBITDA
ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise where discrete financial information is available and evaluated regularly by the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company manages its business as two operating segments and two reportable segments – IPP and IM. Segment information is consistent with how the CODM reviews the business, makes resource allocation decisions, and assesses performance.

The Company determines its operating segments and reports segment information in accordance with how the Company’s CODM allocates resources and assesses performance. The Company’s CODM uses Segment Adjusted EBITDA to evaluate the financial performance of and allocate resources among our operating segments. See Part II — Item 1 — Note 20. Segment Reporting, in the Notes to the Consolidated Financial Statements prepared under the Non-Investment Basis for more information regarding our segment determination.

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
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

For the three months ended March 31, 2023
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$15,589,613
IM Adjusted EBITDA	(1,311,815)
Total Segment Adjusted EBITDA	$14,277,798

Reconciliation:
Total Segment Adjusted EBITDA	$14,277,798
Unallocated corporate expenses	(8,856,336)
Total Adjusted EBITDA	5,421,462

Less:
Share-based compensation expense	2,760,134
Change in fair value of contingent consideration	2,300,000
Non-recurring professional fees associated with the transition to the Non-Investment Basis	1,290,830
Depreciation, amortization and accretion(1)	22,117,218
Operating loss	$(23,046,720)

Interest expense, net	(8,634,460)
Unrealized gain on interest rate swaps, net	2,229,709
Unrealized gain on investments, net	2,572,468
Other income	39,936
Net loss before income taxes	(26,839,067)

Provision for income taxes	(4,792,767)
Net loss	$(31,631,834)
Less: Net loss attributable to noncontrolling interests	(14,630,994)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(17,000,840)
(1)Includes contract amortization, net in the amount of $5.0 million for the three months ended March 31, 2023, which is included in Contract amortization, net on the Consolidated Statement of Operations.
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
•The change in fair value of contingent consideration, which is related to the Acquisition, is excluded from Adjusted EBITDA, if any such change occurs during the period. The non-cash, mark-to-market adjustments are based on the expected achievement of revenue targets that are difficult to forecast and can be variable, making comparisons across historical and future quarters difficult to evaluate; and
•Other costs that are not consistently occurring, not reflective of expected future operating expense and provide no insight into the fundamentals of current or past operations of our business are excluded from Adjusted EBITDA. This includes costs such as professional fees incurred as part of the transition to the Non-Investment Basis and other non-recurring costs unrelated to the ongoing operations of the Company.
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
The following table reconciles Net loss attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA:

For the three months ended March 31, 2023
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(17,000,840)
Add back or deduct the following:
Net loss attributable to noncontrolling interests	(14,630,994)
Provision for income taxes	4,792,767
Interest expense, net	8,634,460
Unrealized gain on interest rate swaps, net	(2,229,709)
Unrealized gain on investments, net	(2,572,468)
Other income	(39,936)
Depreciation, amortization and accretion(1)	22,117,218
EBITDA	$(929,502)
Share-based compensation expense	2,760,134
Change in fair value of contingent consideration	2,300,000
Non-recurring professional fees associated with the transition to the Non-Investment Basis	1,290,830
Adjusted EBITDA	$5,421,462

(1)Includes contract amortization, net in the amount of $5.0 million for the three months ended March 31, 2023, which is included in Contract amortization, net on the Consolidated Statement of Operations.
FFO
FFO is a non-GAAP financial measure that the Company uses as a performance measure to analyze net earnings from operations without the effects of certain non-recurring items that are not indicative of the ongoing operating performance of the business.
FFO is calculated using Adjusted EBITDA less the impact of interest expense (excluding the non-cash component) and distributions to tax equity investors under the financing facilities associated with our IPP segment. The Company does not include any distributions made to GDEV limited partners in the calculation of FFO. For the three months ended March 31, 2023, the distributions to the limited partners were the result of an exit from a historical investment whereby GDEV collected on an existing loan made to a third-party and distributed a portion of the proceeds to the limited partners. The Company excludes these distributions as the underlying source of distribution (collection of a loan) is not recorded within Adjusted EBITDA and is therefore not a component of our earnings from operations.
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
The following table reconciles Net loss attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and then to FFO:

For the three months ended March 31, 2023
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(17,000,840)
Add back or deduct the following:
Net loss attributable to noncontrolling interests	(14,630,994)
Provision for income taxes	4,792,767
Interest expense, net	8,634,460
Unrealized gain on interest rate swaps, net	(2,229,709)
Unrealized gain on investments, net	(2,572,468)
Other income	(39,936)
Depreciation, amortization and accretion(1)	22,117,218
Share-based compensation expense	2,760,134
Change in fair value of contingent consideration	2,300,000
Non-recurring professional fees associated with the transition to the Non-Investment Basis	1,290,830
Adjusted EBITDA	$5,421,462
Cash portion of interest expense	(5,982,945)
Distributions to tax equity investors	(3,232,071)
FFO	$(3,793,554)
(1)Includes contract amortization, net in the amount of $5.0 million for the three months ended March 31, 2023 which is included in Contract amortization, net on the Consolidated Statement of Operations.
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
To calculate our NAV, the Company has established procedures to estimate fair value of its investments generally in accordance with ASC 820 that the Company’s Board of Directors has reviewed and approved. To the extent that such market data is available, the Company uses observable market data to estimate the fair value of investments. In the absence of quoted market prices in active markets or quoted market prices for similar assets in markets that are not active, the Company uses the valuation methodologies described below with unobservable data based on the best available information in the circumstances. These methodologies incorporate the Company’s assumptions about the factors that a market participant would use to value the asset.
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
The following table reconciles total equity per our Consolidated Balance Sheets prepared under the Non-Investment Basis as of March 31, 2023 to our NAV:

March 31, 2023
Total equity	$1,700,946,286
Add back or deduct the following:
Noncontrolling interests	(76,116,060)
Accumulated unrealized appreciation (depreciation) in fair value of investments	91,425,870
Net asset value (members' equity)	$1,716,256,096

Shares outstanding	196,868,820
NAV per share	$8.72
The aggregate NAV of the Company’s common shares as of March 31, 2023 is $1.7 billion, or $8.72 per share, and was determined in accordance with the valuation guidelines as approved by the Company’s Board of Directors. Prior to the May 19, 2022 change in status, the Company recorded its renewable energy projects at fair value and recorded the changes in fair value as an unrealized gain or loss. Upon the change in status, this fair value accounting is no longer applicable, and the Company presents on a consolidated basis the underlying assets and liabilities of its subsidiaries in accordance with the applicable U.S. GAAP.
The following details the adjustments to reconcile total equity as determined under U.S. GAAP to NAV:
Noncontrolling Interests
•Under the Non-Investment Basis, the Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and those of its subsidiaries in which it has a controlling financial and/or voting interest. Refer to Note 17. Noncontrolling Interests and Redeemable Noncontrolling Interests in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further discussion; and
•The Company excludes NCI for purposes of determining NAV as to remove the portion of net assets that are not attributable, directly or indirectly, to the Company. This includes the allocation of net income (loss) attributable to noncontrolling interests.
Accumulated Unrealized Appreciation (Depreciation) in Fair Value of Investments
•Our renewable energy assets are presented at historical cost and all debt facilities are recorded at their carrying value in the Consolidated Financial Statements prepared under U.S. GAAP. As such, any increases or decreases in the fair market value of our renewable energy assets or our debt are not recorded in U.S. GAAP equity. For purposes of determining NAV, our renewable energy projects and project level debt are recorded at fair value. As a result, we include the accumulated unrealized appreciation (depreciation) in fair value of our renewable energy projects and project level debt in NAV. The inception-to-date accumulated unrealized appreciation (depreciation) in fair value of our renewable energy projects as determined under the Investment Basis is included in U.S. GAAP equity as of May 19, 2022 (refer to the Company’s 2022 Form 10-K for further discussion of change in presentation due to change in status). As such, the adjustments reflect the change in unrealized appreciation (depreciation) in fair value of our renewable energy projects and project level debt from May 19, 2022 and prospectively; and
•The fair value of the Company’s derivative instruments, which represent interest rate swap contracts, and the related unrealized gain (loss) are already recorded within U.S. GAAP equity. As such, the unrealized gain (loss) associated with the fair value of the Company’s renewable energy projects does not include the impact of our hedging activities associated with interest rate volatility on project level debt.
The following table provides for a breakdown of the major components of our NAV as of March 31, 2023:

Components of NAV	March 31, 2023
Investment in renewable energy projects and secured loans, at fair value	$2,355,196,344
Cash and cash equivalents and Restricted cash	117,092,407
Derivative assets	151,856,378
Other current assets	40,196,542
Other noncurrent assets	326,968,064

Components of NAV	March 31, 2023
Derivative liabilities	(2,743,869)
Other current liabilities	(45,358,739)
Long-term debt, net of current portion	(1,026,924,353)
Other noncurrent liabilities	(200,026,678)
Net Asset Value	$1,716,256,096
Shares outstanding	196,868,820
The following table provides a breakdown of our total NAV and NAV per share by class as of March 31, 2023:

	Class
	A	C	I	P-A	P-I	P-D	P-S	P-T	Total
NAV	$133,873,763	$21,570,313	$53,479,779	$7,098,294	$1,101,437,868	$1,692,812	$394,974,705	$2,128,562	$1,716,256,096
Shares outstanding	16,074,307	2,654,354	6,419,001	823,170	124,676,834	191,893	45,782,477	246,784	196,868,820
NAV per share as of March 31, 2023	$8.328	$8.126	$8.331	$8.623	$8.834	$8.822	$8.627	$8.625
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
The Company’s quarterly process to determine MSV per share class is performed in accordance with procedures approved by the Company’s Board of Directors. The MSV per share class as of March 31, 2023 was approved by the Company’s Board of Directors.
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
Current and Historical Monthly Share Values
The MSV for each class of the Company's shares, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A	P-I	P-S	P-T	P-D
1-Feb-21	28-Feb-21	$8.550	$8.300	$8.550	$8.680	$8.960	$9.005	$9.005	$9.005
1-Mar-21	31-Mar-21	$8.607	$8.351	$8.605	$8.731	$9.020	$9.005	$9.005	$9.005
1-Apr-21	2-May-21	$8.607	$8.351	$8.605	$8.760	$9.019	$9.005	$9.005	$9.005
3-May-21	31-May-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968
1-Jun-21	30-Jun-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968
1-Jul-21	1-Aug-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968
2-Aug-21	31-Aug-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962
1-Sep-21	30-Sep-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962
1-Oct-21	31-Oct-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962
1-Nov-21	30-Nov-21	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859
1-Dec-21	2-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859
3-Jan-22	31-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859
1-Feb-22	28-Feb-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Mar-22	31-Mar-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Apr-22	1-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
2-May-22	31-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Jun-22	30-Jun-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Jul-22	31-Jul-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
1-Aug-22	30-Aug-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842
31-Aug-22	2-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003
3-Oct-22	31-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003
1-Nov-22	30-Nov-22	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817
1-Dec-22	1-Jan-23	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817
2-Jan-23	31-Jan-23	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817
1-Feb-23	28-Feb-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828
1-Mar-23	2-Apr-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828
3-Apr-23	30-Apr-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828
1-May-23	Current	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851
Results of Operations - Investment Basis
A discussion of the results of operations under the Investment Basis for the three months ended March 31, 2022 is included below. All references to the “LLC” in this “Results of Operations – Investment Basis” section refer to Greenbacker Renewable Energy Company LLC and it consolidated subsidiaries (GREC, GREC HoldCo, GREC Administration LLC, and Danforth Shared Services LLC) prior to the Acquisition, unless otherwise expressly stated or context requires otherwise.

For the three months ended March 31, 2022
Investment income:
Dividend income	$12,547,447
Interest income	750,254
Total investment income	$13,297,701
Key Operating expenses:
Management fee expense	$6,886,720
Performance participation fee	384,065
Other expenses	6,386,443
Total expenses	$13,657,228
Net investment income (loss) before taxes	(359,527)
(Benefit from) income taxes	(3,164,293)
Net investment income	$2,804,766
Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized loss on investments	$(1,688)
Net change in unrealized appreciation (depreciation) on:
Investments	10,595,861
Foreign currency translation	15,768
Swap contracts	16,342,650
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(8,922,373)
Net increase in net assets attributed to members' equity	$20,834,984
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
The other major component of our revenue is interest income earned on the LLC's debt investments, including loans to developers and loans made directly or indirectly to renewable energy projects. Dividend income for the three months ended March 31, 2022 totaled $12.5 million, while interest income earned on our cash, cash equivalents, and secured loans (including the amortization of origination and other fees) amounted to $0.8 million.
Expenses
For the three months ended March 31, 2022, we incurred $13.7 million in operating expenses.
Prior to July 1, 2021, the base management fee payable to GCM was calculated at a monthly rate of 0.17% (2.00% annually) of our gross assets (including amounts borrowed up to $50.0 million) until gross assets exceed $800.0 million. The base management fee monthly rate decreased to 0.15% (1.75% annually) for gross assets between $800.0 million to $1.5 billion and 0.13% (1.50% annually) for gross assets greater than $1.5 billion. For services rendered under the advisory agreement, the base management fee was payable monthly in arrears, or more frequently as authorized under the advisory agreement. The base management fee was calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period were appropriately prorated. The base management fee had the ability to be deferred or waived, in whole or in part, at the election of GCM. All or any part of the deferred base management fee not taken as to any period was deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as determined by GCM in its sole discretion. On July 1, 2021, the LLC entered into the Advisory Agreement with GCM. Effective July 1, 2021, the base management fee payable to GCM was calculated at a monthly rate of 0.17% (2.00% annually) of the net assets until the net assets exceed $800.0 million. The base management fee monthly rate will decrease to 0.15% (1.75% annually) for net assets between $800.0 million to $1.5 billion and to 0.13% (1.50% annually) for net assets greater than $1.5 billion. Following the completion of the Acquisition and the termination of the Advisory Agreement, the LLC no longer pays a management fee to GCM. For the three months ended March 31, 2022, we incurred $6.9 million, in management fees, due to the increase in net assets most notably in 2021 due to a significant increase in capital raised.
The Special Unitholder, an entity affiliated with GCM, held the special unit in LLC entitling it to a performance participation fee as well as a liquidation performance participation fee payable upon a listing or a liquidation. The fees paid to the Special Unitholder as outlined in the Fourth Operating Agreement were effective for periods subsequent to March 31, 2020 and prior to May 18, 2022. For the three months ended March 31, 2022, we incurred $0.4 million in performance fees.
The residual expenses incurred during the three months ended March 31, 2022 included other operating expenses such as other professional fees and legal expenses, which consisted of certain costs associated with the Acquisition and the transition to Non-Investment Basis.
Lastly, for the three months ended March 31, 2022, we generated a tax (benefit) of $(3.2) million. The benefit recorded within Net investment income is mainly derived from net operating losses incurred by the LLC.
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
For the three months ended March 31, 2022, the LLC recognized a net change in unrealized appreciation of $27.0 million, driven by the change in value of investments and swap contracts.
The (provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts was $8.9 million for the three months ended March 31, 2022. The provision is mainly derived from unrealized tax basis gains on the LLC's investments offset by net operating losses incurred and investment tax credit carryforwards related to the LLC's investments which, unlike for financial statement purposes under U.S. GAAP, are consolidated for tax purposes.
Changes in Net Assets from Operations
For the three months ended March 31, 2022, we recorded a net increase in net assets resulting from operations of $20.8 million, or $0.12 per share. The increase in net assets primarily relates to our net investment income earned during the period and unrealized appreciation related to the change in value of investments.
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
The power-production capacity of the Company’s operating fleet of renewable energy projects increased by 0.3 GW on a year-over-year basis, as the Company acquired new operating projects and its under-construction projects entered commercial operation. This expansion included a new milestone: the Company's largest operating clean energy asset to date.
As illustrated below, this capacity growth enabled the Company’s fleet of clean energy projects to produce well over 570,000 MWh of total power during the three months ended March 31, 2023, marking a year-over-year increase of 14%. The increased production is driven by the solar energy segment, which included more than 255,000 MWh of solar energy, representing year-over-year growth of 42%.

MWh by Technology	Three months ended March 31, 2023	Three months ended March 31, 2022	YoY change for the three months ended March 31
Commercial Solar	255,225	179,164	42%
Wind	305,628	302,238	1%
Biomass	15,502	24,265	(36)%
Total	576,355	505,667	14%
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
Our liquidity plans are subject to a number of risks and uncertainties, including those described under the section titled Part II — Item 1A. Risk Factors in this Quarterly Report, some of which are outside of our control. Macroeconomic conditions could hinder our business plans, which could, in turn, adversely affect our financing strategy.
As of March 31, 2023 and December 31, 2022, the Company had $79.0 million and $143.2 million, respectively, in Cash and cash equivalents and $38.0 million and $47.5 million, respectively, in Restricted cash. Our current Cash, cash equivalents and Restricted cash balance is generally reflective of the cash necessary to fund normal operations. In 2023, we anticipate continuing to (1) increase our draw on current financing facilities; and (2) enter into new financing arrangements. Our primary sources of cash have generally consisted of:
•the net proceeds from our public and private offerings;
•cash flows generated from our renewable energy projects, including interest earned on secured loans;
•proceeds from sales of assets and capital repayments from investments;
•tax equity capital contributions in partnerships where the Company is the managing member; and
•borrowing capacity under current financing sources.
As of March 31, 2023 and December 31, 2022, the Company had $1.1 billion and $987.1 million, respectively, in outstanding notes payable.

	Outstanding as of March 31, 2023	Outstanding as of December 31, 2022	Interest rate	Maturity date
GREC Entity HoldCo	$72,909,987	$74,196,983	1 mo. LIBOR + 1.75%	June 20, 2025
Midway III Manager LLC	14,548,521	14,609,867	3 mo. SOFR + 1.63%(1)	October 31, 2025
Trillium Manager LLC	72,084,031	72,736,786	3 mo. LIBOR + 1.88%	June 9, 2027
GB Wind Holdco LLC	118,289,873	122,684,036	3 mo. LIBOR + 1.38%	November 22, 2027
Greenbacker Wind Holdings II LLC	71,597,700	72,476,839	3 mo. SOFR + 1.88%(1)	December 31, 2026
Conic Manager LLC	24,317,432	24,356,358	3 mo. LIBOR + 1.75%	April 1, 2028
Turquoise Manager LLC	31,675,903	31,687,423	3 mo. SOFR+ 1.25%(1)	December 23, 2027
Eagle Valley Clean Energy LLC	35,173,857	35,112,342	1.91%	January 2, 2057
Eagle Valley Clean Energy LLC (Premium financing agreement)	744,784	1,063,438	6.99%	November 30, 2023
Greenbacker Equipment Acquisition Company LLC	6,500,000	6,500,000	Prime + 1.00%	June 30, 2023(2)
ECA Finco I, LLC	19,659,643	19,756,803	3 mo. SOFR + 2.25%(1)	February 25, 2028
GB Solar TE 2020 Manager LLC	19,182,430	19,182,430	3 mo. LIBOR + 1.88%	October 30, 2026
Sego Lily Solar Manager LLC	136,908,725	137,445,285	1 mo. SOFR + 1.38%	August 17, 2028
Celadon Manager LLC	67,996,749	61,925,120	1 mo. SOFR + 1.50%	February 18, 2029
GRP II Borealis Solar LLC	41,787,517	41,787,517	3 mo. LIBOR + 2.50%	June 30, 2027
Ponderosa Manager LLC	159,792,771	147,080,167	1 mo. SOFR + 1.10%	Various
PRC Nemasket LLC	43,867,181	44,487,662	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	108,289,449	60,000,000	1 mo. SOFR + 1.75%	November 29, 2027
Dogwood GB Manager LLC	15,221,768	—	1 mo. SOFR +1.63%	March 29, 2030
Total debt	$1,060,548,321	$987,089,056
Less: Current portion of long-term debt	(106,897,064)	(95,869,554)
Less: Discount on long-term debt	(28,254,407)	(28,628,520)
Less: Deferred financing fees	(13,403,798)	(11,830,541)
Total long-term debt, net	$911,993,052	$850,760,441

(1)Due to the Company adopting the Reference Rate Reform accounting standard, these agreements were amended during the three months ended March 31, 2023, to replace amendments were made these contracts that reference to LIBOR and replaced the reference with SOFR.
(2)The maturity date was amended to June 30, 2023 pursuant to the second amendment to the loan agreement.
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
The weighted average interest rate including associated swap agreements and deferred financing costs on total debt outstanding was 3.51% as of March 31, 2023.
The following table sets forth certain information about our debt outstanding:

Period ending December 31	Principal Payments
2023	$104,138,101
2024	37,923,232
2025	103,960,886
2026	109,187,977
2027	332,375,457
Thereafter	372,962,668
$1,060,548,321
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
Changes in Cash Flows - Non-Investment Basis
The following table shows cash flows from operating activities, investing activities and financing activities for the stated period for the Company:

For the three months ended March 31, 2023
Net cash provided by (used in) operating activities	$5,360,034
Net cash provided by (used in) investing activities	(93,769,854)
Net cash provided by (used in) financing activities	14,804,135
Increase (decrease) in cash, cash equivalents and restricted cash	(73,605,685)
Operating Activities
Net cash provided by operating activities was $5.4 million for the three months ended March 31, 2023. The net loss for the three months ended March 31, 2023, excluding the impact of non-cash items, resulted in a source of cash outflow of $1.2 million which is attributable to operating losses from the Company’s IPP and IM segment and cash expenses for the Company’s corporate functions. The Company’s operating activities included an increase in net working capital of $6.6 million, primarily driven by the dedesignation of an interest rate swap offset by increased accounts payable and accrued expenses.
Investing Activities

Net cash used in investing activities was $93.8 million for the three months ended March 31, 2023. Cash outflows were driven by $99.5 million of purchases of property, plant and equipment and relate primarily to payments made on ongoing construction projects within our solar and wind fleet, for remaining purchase price liabilities on existing projects and new acquisitions within the IPP segment. An additional cash outflow of $2.3 million was driven by the purchase of new investments related to Aurora Solar. This was offset by $8.5 million received in principal repayments from OYA.
Financing Activities
Net cash provided by financing activities was $14.8 million for the three months ended March 31, 2023. The Company's financing activities were driven by proceeds from borrowings of $92.4 million related to the GREC Holdings 1 LLC, Dogwood GB Manager LLC, Ponderosa Manager LLC and Celadon Manager LLC debt facilities. In addition, contributions from tax equity investors totaled $10.0 million primarily driven by contributions to Dogwood Holdco, LLC. This was offset by distributions to shareholders of $29.2 million, and payments on borrowings of $18.9 million, primarily related to the GREC Holdings 1 LLC, GB Wind Holdco LLC and GREC Entity Holdco debt. Results were further offset by $32.2 million for repurchases of shares pursuant to the SRP and distributions of $3.8 million to tax equity investors.
Changes in Cash Flows - Investment Basis
The following table shows cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2022 for the LLC:

For the three months ended March 31, 2022
Net cash (used in) operating activities	$(146,168,719)
Net cash provided by financing activities	77,020,844
(Decrease) increase in cash, cash equivalents and restricted cash	(69,147,875)
Operating Activities
Net cash used in operating activities was $146.2 million for the three months ended March 31, 2022. Cash flows used in operating activities before net working capital changes was $139.7 million, which largely consisted of gross funding of new or existing investments, offset by return of capital and sales of money market funds. The cash used in gross funding of new or existing investments of $183.9 million was driven primarily by commercial solar assets, as well as the procurement of equipment, and the acquisition of a 55.4 MW operating wind project located in New York.
Financing Activities
Net cash provided by financing activities was $77.0 million for the three months ended March 31, 2022. The LLC’s financing activities were primarily driven by proceeds from issuance of common shares, net for $104.9 million, which consisted of new capital raised. This was offset by $18.1 million of payments for distributions to shareholders and $7.5 million of repurchases of shares pursuant to the SRP.
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
Refer to Note 12. Derivative Instruments in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further information with respect to the Company's derivative instruments.
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
Refer to Note 4. Related Party Agreements and Transaction Agreements in the Notes to the Consolidated Financial Statements (Investment Basis) for further details.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from June 2023 through January 2057.
Investment in To-Be-Constructed Assets
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $1.1 billion to complete construction of the facilities and the closing of the purchase of membership interest pursuant to all conditions being met under such agreements. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled in 2023 into 2025. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
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

If any of our REC counterparties fail to satisfy their contractual obligations, our revenues may decrease under replacement agreements and we may incur expenses locating and executing such replacement agreements. For the majority of the forward REC contracts currently effective as of March 31, 2023, GREC and/or the Company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of March 31, 2023.
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures which are governed by various agreements to which certain of the Company's subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $463.2 million as of March 31, 2023. As of March 31, 2023, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
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
Cash distributions for the three months ended March 31, 2023 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s change in acquisition strategy to include a greater number of pre-operational assets that are not yet generating cash from operations, a significant amount of distributions will continue to be funded from other external financing sources until such projects become operational. Management fee and incentive fee revenue from our IM segment will also be utilized as a source of capital to fund distributions as this portion of our business grows.
Off-Balance Sheet Arrangements
In the ordinary course of business, the Company engages in financial transactions that are not presented on our Consolidated Balance Sheets or may be recorded on our Consolidated Balance Sheets in amounts that are different from the full contract or notional amount of the transaction. The Company’s off-balance sheet arrangements consist primarily of unfunded commitments and guarantees to the Tax Equity Investors, which may affect our liquidity and funding requirements based on the likelihood that borrowers will advance funds under the loan commitments or we will be required to perform under the guarantee obligations. Refer to Note 5. Variable Interest Entities in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further details.
Critical Accounting Policies and Use of Estimates
There have been no material changes from the critical accounting policies and use of estimates disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Issued Accounting Pronouncements
Refer to Note 2. Significant Accounting Policies in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for a discussion of recent accounting pronouncements and recently issued accounting pronouncements not yet adopted under the Non-Investment Basis.

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
Item 4. Controls and Procedures
Disclosure Controls
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report, and determined that the disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed under the heading Part I — Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2023, the Company issued 8,270 Class P-A shares for net proceeds of $0.1 million, 297,870 Class P-I shares for net proceeds of $2.6 million, 320 Class P-D shares for net proceeds of $2.8 thousand, 167,310 Class P-S shares for net proceeds of $1.5 million and 1,470 Class P-T shares for net proceeds of $13.0 thousand under the DRP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. There were no selling commissions or other remunerations paid, directly or indirectly, in connection with shares issued under the DRP.
Issuer Purchases of Equity Securities
Effective September 1, 2020, the Company, through approval by its Board of Directors, adopted an amended SRP, pursuant to which the Company will conduct quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the Company.
For the three months ended March 31, 2023, the Company repurchased 167,700 Class A shares, 40,960 Class C shares, 41,780 Class I shares, 951,730 Class P-I shares, and 635,190 Class P-S shares at a total purchase price of $1.4 million, $0.3 million, $0.3 million, $8.4 million, and $5.6 million, respectively, pursuant to the Company’s SRP.
The table below provides information concerning the Company’s repurchase of shares during the three months ended March 31, 2023 pursuant to the Company’s SRP.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Repurchase Shares Offered
January 1 to March 31, 2023	1,837,360	$8.76	1,837,360	9,790,245
Total	1,837,360	$8.76	1,837,360	9,790,245
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

2.1
Contribution Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Company LLC and Greenbacker Group LLC (Incorporated by reference from Exhibit 2.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

2.2
Contribution Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Company LLC and Greenbacker Renewable Energy Corporation (Incorporated by reference from Exhibit 2.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

3.1
Fifth Amended and Restated Limited Liability Company Operating Agreement, dated as of May 19, 2022 of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

3.2
Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on December 11, 2012)

3.3
Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated November 17, 2020 (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-55610) filed on November 17, 2020)

4.1
Certificate of Share Designation of Class EO Common Shares of Greenbacker Renewable Energy Company LLC, dated as of May 19, 2022 (Incorporated by reference from Exhibit 4.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.1
Fourth Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated July 1, 2021 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 333-178786-01) filed on July 1, 2021)

10.2
Registration Rights Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Corporation, Greenbacker Renewable Energy Company LLC and the Initial Holders (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.3
Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on November 17, 2020)

10.4
Transition Services Agreement, dated as of May 19, 2022, by and among Greenbacker Group LLC, GB Liquidation Performance Holder LLC, GB EO Holder LLC, and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.5
Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.6
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.7
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

10.8
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated June 20, 2019 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on June 25, 2019)

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Document
32.2**	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 12, 2023, formatted in XBRL (eXtensible Business Reporting Language):

Non-Investment Basis:
(i) Consolidated Balance Sheets; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Comprehensive Income (Loss); (iv) Consolidated Statement of Redeemable Noncontrolling Interests and Equity; (v) Consolidated Statement of Cash Flows; and (vi) Notes to the Consolidated Financial Statements

Investment Basis:
(i) Consolidated Statement of Operations; (ii) Consolidated Statement of Changes in Net Assets; (iii) Consolidated Statement of Cash Flows; and (iv) Notes to the Consolidated Financial Statements

104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenbacker Renewable Energy Company LLC
Date: May 12, 2023	By	/s/ Charles Wheeler
Charles Wheeler Chairman, Chief Executive Officer and Director principal executive officer

Date: May 12, 2023	By	/s/ Michael Landenberger
Michael Landenberger Chief Accounting Officer principal financial and principal accounting officer