Form 10-Q
period 2023-06-30
Greenbacker Renewable Energy Co LLC
filed 2023-08-14
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 1, 2023, the registrant had 197,143,363 shares of common interests, $0.001 par value, outstanding.

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

		PAGE

Glossary of Key Terms		iii

Forward Looking Statements		vi

PART I.	FINANCIAL INFORMATION	1

Item 1.	Consolidated Financial Statements (Non-Investment Basis)	1

	Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	1

	Consolidated Statements of Operations for three and six months ended June 30, 2023 and for the period from May 19, 2022 through June 30, 2022 (unaudited)	1

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and for the period from May 19, 2022 through June 30, 2022 (unaudited)	2

	Consolidated Statements of Redeemable Noncontrolling Interests and Equity for the three months ended March 31, 2023, the three months ended June 30, 2023 and for the period from May 19, 2022 through June 30, 2022 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and for the period from May 19, 2022 through June 30, 2022 (unaudited)	5

	Notes to the Consolidated Financial Statements (unaudited)	6

	Consolidated Financial Statements (Investment Basis)	38

	Consolidated Statements of Operations for the period from April 1, 2022 through May 18, 2022 and for the period from January 1, 2022 through May 18, 2022 (unaudited)	38

	Consolidated Statements of Changes in Net Assets from April 1, 2022 through May 18, 2022 and for the period from January 1, 2022 through March 31, 2022 (unaudited)	39

	Consolidated Statement of Cash Flows for the period from January 1, 2022 through May 18, 2022 (unaudited)	40

	Notes to Consolidated Financial Statements (unaudited)	41

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	105

Item 4.	Controls and Procedures	105

PART II.	OTHER INFORMATION	107

i

GLOSSARY OF KEY TERMS
When the following terms and abbreviations appear in the text of this report, except as otherwise indicated, they have the meanings indicated below:

Acquisition	The management internalization transaction completed by the Company on May 19, 2022
Adjusted EBITDA	A non-GAAP financial measure that the Company uses as a performance measure as well as for internal planning purposes
Administration Agreement	First Amended and Restated Administration Agreement between Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation and Greenbacker Administration LLC
Advisers Act	The Investment Advisers Act of 1940
Advisory Agreement	Fourth Amended and Restated Advisory Agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC
AEC Companies	LED Funding LLC and Renew AEC One LLC
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASC 946 or Investment Basis	ASC Topic 946, Financial Services – Investment Companies. The accounting method used by the Company prior to the Acquisition on May 19, 2022
Aurora Solar	Aurora Solar Holdings, LLC
CES	Clean Energy Standards
COD	Commercial Operations Date
CODM	Chief Operating Decision Maker
Contribution Agreement	Contribution agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC’s former parent, Greenbacker Group LLC under which the Acquisition was implemented
DRP	Distribution Reinvestment Plan
Earnout Share	Class EO common shares issued as part of the Acquisition
EBITDA	A non-GAAP financial measure that adjusts income before income taxes to exclude interest, depreciation expense and amortization expense, as well as other income and expense items
EIA	U.S. Energy Information Administration
EPC	Engineering, procurement, and construction
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Non-Investment Basis)
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,721,848	$143,223,982
Restricted cash	23,916,638	47,474,110
Accounts receivable	27,859,611	20,440,153
Derivative assets, current	30,906,543	24,446,790
Notes receivable, current	50,286,290	59,106,434
Other current assets	31,048,338	29,624,295
Total current assets	222,739,268	324,315,764
Noncurrent assets:
Property, plant and equipment, net	2,028,278,924	1,889,705,529
Intangible assets, net	524,907,121	540,620,964
Goodwill	221,313,776	221,313,776
Investments, at fair value	95,939,477	92,554,266
Derivative assets	160,820,107	171,392,726
Other noncurrent assets	158,064,364	147,339,466
Total noncurrent assets	3,189,323,769	3,062,926,727
Total assets	$3,412,063,037	$3,387,242,491

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$73,789,622	$50,701,644
Shareholder distributions payable	7,145,136	9,670,283
Contingent consideration, current	24,138,287	25,891,317
Current portion of long-term debt	75,376,635	95,869,554
Redemptions payable	34,061,057	32,198,102
Other current liabilities	11,356,203	10,861,131
Total current liabilities	225,866,940	225,192,031
Noncurrent liabilities:
Long-term debt, net of current portion	968,869,924	850,760,441
Contingent consideration	48,221,723	75,700,000
Deferred tax liabilities, net	82,019,318	85,654,803
Operating lease liabilities	109,738,387	101,281,144
Out-of-market contracts, net	211,474,740	218,112,321
Other noncurrent liabilities	42,775,624	39,825,898
Total noncurrent liabilities	1,463,099,716	1,371,334,607
Total liabilities	$1,688,966,656	$1,596,526,638

Commitments and contingencies (Note 15. Commitments and Contingencies)

Redeemable noncontrolling interests	2,034,000	2,034,000

Equity:
Preferred shares, par value, $0.001 per share, 50,000,000 authorized; none issued and outstanding	—	—
Common shares, par value, $0.001 per share, 350,000,000 authorized, 196,916,690 and 198,044,410 outstanding, respectively	196,917	198,044
Additional paid-in capital	1,758,468,152	1,763,061,377
Accumulated deficit	(172,450,812)	(114,679,721)
Accumulated other comprehensive income	53,283,057	56,094,242
Noncontrolling interests	81,565,067	84,007,911
Total equity	1,721,062,381	1,788,681,853
Total liabilities, redeemable noncontrolling interests and equity	$3,412,063,037	$3,387,242,491
The accompanying notes are an integral part of these Consolidated Financial Statements.
1

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30, 2023	For the period from May 19, 2022 through June 30, 2022	For the six months ended June 30, 2023
Revenue
Energy revenue	$44,599,068	$19,791,259	$82,393,509
Investment Management revenue	4,405,213	209,040	6,331,202
Other revenue	1,769,385	1,499,477	3,269,363
Contract amortization, net	(4,750,629)	(1,837,719)	(9,744,074)
Total revenue	46,023,037	19,662,057	82,250,000

Operating expenses
Direct operating costs	26,514,289	8,715,356	49,484,009
General and administrative	13,336,725	7,972,614	32,658,212
Depreciation, amortization and accretion	33,163,148	6,181,893	50,145,624
Total operating expenses	73,014,162	22,869,863	132,287,845

Operating loss	(26,991,125)	(3,207,806)	(50,037,845)

Interest expense, net	(8,792,202)	(2,753,708)	(17,426,663)
Unrealized gain on interest rate swaps, net	9,739,622	—	11,969,331
Unrealized (loss) gain on investments, net	(1,894,695)	512,058	677,773
Other (expense) income, net	(9,402)	(360,551)	30,535

Net loss before income taxes	(27,947,802)	(5,810,007)	(54,786,869)
Benefit from (provision for) income taxes	7,411,579	(582,544)	2,618,812
Net loss	(20,536,223)	(6,392,551)	(52,168,057)
Net loss attributable to noncontrolling interests	(34,349,856)	(8,232,238)	(48,980,850)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$13,813,633	$1,839,687	$(3,187,207)

Earnings per share
Basic	$0.07	$0.01	$(0.02)

Weighted average shares outstanding
Basic	197,150,092	201,992,520	197,701,288
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the three months ended June 30, 2023	For the period from May 19, 2022 through June 30, 2022	For the six months ended June 30, 2023
Net loss	$(20,536,223)	$(6,392,551)	$(52,168,057)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated as cash flow hedges, net of tax	25,068,374	7,455,838	(2,811,185)
Total other comprehensive income (loss), net of tax	$25,068,374	$7,455,838	$(2,811,185)

Comprehensive income (loss)	4,532,151	1,063,287	(54,979,242)
Less: Comprehensive loss attributable to noncontrolling interests	(34,349,856)	(8,232,238)	(48,980,850)
Comprehensive income (loss) attributable to Greenbacker Renewable Energy Company LLC	$38,882,007	$9,295,525	$(5,998,392)
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(unaudited)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of December 31, 2022	198,044,410	$198,044	$1,763,061,377	$(114,679,721)	$56,094,242	$84,007,911	$1,788,681,853	$2,034,000
Issuance of common shares under distribution reinvestment plan	656,160	656	5,693,736	—	—	—	5,694,392	—
Repurchases of common shares	(1,837,360)	(1,837)	(16,093,976)	—	—	—	(16,095,813)	—
Proceeds from shares transferred	70	—	—	—	—	—	—	—
Deferred sales commissions	—	—	—	(41,355)	—	—	(41,355)	—
Shareholder distributions	—	—	—	(27,179,270)	—	—	(27,179,270)	—
Other comprehensive loss	—	—	—	—	(27,879,559)	—	(27,879,559)	—
Contributions from noncontrolling interests, net	—	—	—	—	—	9,971,274	9,971,274	—
Distributions to noncontrolling interests	—	—	—	—	—	(3,232,131)	(3,232,131)	—
Share-based compensation expense	5,540	6	2,658,723	—	—	—	2,658,729	—
Net loss	—	—	—	(17,000,840)	—	(14,630,994)	(31,631,834)	—
Balances as of March 31, 2023	196,868,820	$196,869	$1,755,319,860	$(158,901,186)	$28,214,683	$76,116,060	$1,700,946,286	$2,034,000
Issuance of common shares under distribution reinvestment plan	654,820	655	5,692,378	—	—	—	5,693,033	—
Repurchases of common shares	(3,872,090)	(3,872)	(33,982,220)	—	—	—	(33,986,092)	—
Deferred sales commissions	—	—	—	(38,009)	—	—	(38,009)	—
Shareholder distributions	—	—	—	(27,325,250)	—	—	(27,325,250)	—
Other comprehensive income	—	—	—	—	25,068,374	—	25,068,374	—
Contributions from noncontrolling interests, net	—	—	—	—	—	45,667,953	45,667,953	—
Distributions to noncontrolling interests	—	—	—	—	—	(5,255,497)	(5,255,497)	—
Earnout Share participation	3,259,610	3,260	28,792,113	—	—	—	28,795,373	—
Share-based compensation expense	5,530	5	2,646,021	—	—	—	2,646,026	—
Other noncontrolling interest activity	—	—	—	—	—	(613,593)	(613,593)	—
Net income (loss)	—	—	—	13,813,633	—	(34,349,856)	(20,536,223)	—
Balances as of June 30, 2023	196,916,690	$196,917	$1,758,468,152	$(172,450,812)	$53,283,057	$81,565,067	$1,721,062,381	$2,034,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(unaudited)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of May 19, 2022	177,455,448	$177,455	$1,574,042,087	$(30,479,634)	$—	$72,779,714	$1,616,519,622	$2,034,000
Consolidation of Greenbacker Development Opportunities Fund I, LP	—	—	—	—	—	45,445,898	45,445,898	—
Consolidation of Greenbacker Development Opportunities GP I, LLC	—	—	—	—	—	533,315	533,315	—
Issuance of common shares as consideration transferred for Acquisition	24,365,133	24,365	214,656,822	—	—	—	214,681,187	—
Issuance of common shares under distribution reinvestment plan	450,810	451	3,909,253	—	—	—	3,909,704	—
Repurchases of common shares	(576,790)	(577)	(5,153,648)	—	—	—	(5,154,225)	—
Other capital activity	(11,601)	(11)	755,454	—	—	—	755,443	—
Deferred sales commissions	—	—	—	(10,678)	—	—	(10,678)	—
Shareholder distributions	—	—	—	(18,208,626)	—	—	(18,208,626)	—
Other comprehensive income	—	—	—	—	7,455,838	—	7,455,838	—
Contributions from noncontrolling interests, net	—	—	—	—	—	12,634,073	12,634,073	—
Distributions to noncontrolling interests	—	—	—	—	—	(6,000,941)	(6,000,941)	—
Share-based compensation expense	—	—	1,334,474	—	—	—	1,334,474	—
Net loss	—	—	—	1,839,687	—	(8,232,238)	(6,392,551)	—
Balances as of June 30, 2022	201,683,000	$201,683	$1,789,544,442	$(46,859,251)	$7,455,838	$117,159,821	$1,867,502,533	$2,034,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30, 2023	For the period from May 19, 2022 through June 30, 2022
Cash Flows from Operating Activities
Net loss	$(52,168,057)	$(6,392,551)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	59,889,698	8,019,612
Share-based compensation expense	5,304,755	1,334,474
Changes in fair value of contingent consideration	1,317,096	—
Amortization of financing costs and debt discounts	2,393,948	187,958
Amortization of interest rate swap contracts into net loss	3,332,899	(347,593)
Unrealized gain on interest rate swaps	(11,969,331)	—
Unrealized gain on investments	(677,773)	(512,058)
Deferred income taxes	(2,618,812)	582,544
Other	1,624,430	—
Changes in operating assets and liabilities:
Accounts receivable	(7,673,880)	5,298,950
Current and noncurrent derivative assets	9,495,510	—
Other current and noncurrent assets	(6,635,887)	89,280
Accounts payable and accrued expenses	6,576,566	(9,944,980)
Operating lease liabilities	(1,022,636)	—
Other current and noncurrent liabilities	1,301,528	440,126
Net cash provided by (used in) operating activities	8,470,054	(1,244,238)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(168,409,802)	(45,429,923)
Deposits paid for property, plant and equipment	(4,768,000)	—
Purchases of investments	(2,707,438)	(1,980,695)
Loans made to other parties	—	(845,495)
Receipts from loans made to other parties	8,820,144	—
Cash acquired from Acquisition and consolidation of GDEV, net	—	1,714,463
Net cash used in investing activities	(167,065,096)	(46,541,650)

Cash Flows from Financing Activities
Shareholder distributions	(43,675,188)	(6,954,111)
Return of collateral paid for swap contract	—	5,000,000
Repurchases of common shares	(48,218,950)	—
Other capital activity	—	231,735
Deferred sales commissions	(1,781,173)	—
Contributions from noncontrolling interests	55,673,923	9,137,788
Distributions to noncontrolling interests	(6,574,994)	(3,766,459)
Proceeds from borrowings	159,655,268	58,985,814
Payments on borrowings	(60,519,392)	(7,376,881)
Payments for loan origination costs	(4,024,058)	(2,217,977)
Net cash provided by financing activities	50,535,436	53,039,909

Net (decrease) increase in Cash, cash equivalents and Restricted cash	(108,059,606)	5,254,021
Cash, cash equivalents and Restricted cash at beginning of period*	190,698,092	205,449,317
Cash, cash equivalents and Restricted cash at end of period	$82,638,486	$210,703,338

Supplemental Disclosures
Interest paid, net of amounts capitalized	$13,567,924	$4,164,432

Non-cash investing and financing activities
Deferred sales commission payable	9,271,304	4,043,358
Redemptions payable	34,061,057	4,921,026
Distribution payable to shareholders	7,144,663	7,344,811
Capital expenditures incurred but not paid	40,825,424	31,563,919
Non-cash contributions from noncontrolling interests, net	—	3,496,285
Non-cash distributions to noncontrolling interests	—	2,234,482
*Cash, cash equivalents and Restricted cash as of May 18, 2022 includes all consolidated subsidiaries of the Company upon the change in status. Refer to Note 2. Significant Accounting Policies for additional discussion.
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (unaudited)

These Notes to the Consolidated Financial Statements were prepared under the Non-Investment Basis as of June 30, 2023 and for the three and six months ended June 30, 2023 and the period from May 19, 2022 through June 30, 2022 (the “period ended June 30, 2022”). All references to the “Company” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries, unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
Note 1. Organization and Operations of the Company
Organization
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through GCM investment management services to funds within the sustainable infrastructure and renewable energy industry. As of June 30, 2023, the Company’s fleet comprised 457 renewable energy projects with an aggregate power production capacity of approximately 3.4 GW, which includes operating capacity of approximately 1.4 GW and pre-operational capacity of approximately 2.0 GW. As of June 30, 2023, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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
As such, this Quarterly Report includes the following:
Non-Investment Basis
•Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022
•Consolidated Statements of Operations for the three and six months ended June 30, 2023 and for the period from May 19, 2022 through June 30, 2022 (unaudited)
•Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and for the period from May 19, 2022 through June 30, 2022 (unaudited)
•Consolidated Statement of Redeemable Noncontrolling Interests and Equity for the three months ended March 31, 2023 and the three months ended June 30, 2023 and for the period from May 19, 2022 through June 30, 2022 (unaudited)
•Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and for the period from May 19, 2022 through June 30, 2022 (unaudited)
•Notes to the Consolidated Financial Statements (unaudited)
Investment Basis
•Consolidated Statements of Operations for the period from April 1, 2022 through May 18 2022 and the period from January 1, 2022 through May 18, 2022 (unaudited)
•Consolidated Statements of Changes in Net Assets for the period from April 1, through May 18, 2022 and the period from January 1, 2022 through March 31, 2022 (unaudited)
•Consolidated Statement of Cash Flows for the period from January 1, 2022 through May 18, 2022 (unaudited)
•Notes to the Consolidated Financial Statements (unaudited)
Refer to the Company’s 2022 Form 10-K, which includes additional detailed discussions of the Acquisition and its impact on the Company’s Significant Accounting Policies.
Basis of Consolidation
The Consolidated Financial Statements and related notes have been prepared on the Non-Investment Basis of accounting in accordance with U.S. GAAP and in conformity with the rules and regulations of the SEC applicable to financial information. The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and those of its subsidiaries in which it has a controlling financial and/or voting interest. All intercompany balances and transactions have been eliminated in consolidation. The Company determines whether it has a controlling interest in an entity by first evaluating whether the entity is a VIE under U.S. GAAP. Refer to Note 5. Variable Interest Entities for further details.

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
The Company determines which customers, if any, comprise over ten percent of either revenue or accounts receivable. The Company had one customer from which revenue was 10.2%, 12.2% and 10.3% of total revenue for the three and six months ended June 30, 2023 and the period ended June 30, 2022, respectively. As of June 30, 2023, the Company had one customer from which the receivable balance was 13.2% of total accounts receivable. No one customer receivable balance represented ten percent or more of accounts receivable as of December 31, 2022.
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
During the three and six months ended June 30, 2023, the Company acquired membership interests in six and 18 renewable energy projects all of which were either in development or under construction, for total consideration of $9.7 million and $41.4 million, respectively. The purchase price of the assets acquired during the three and six months ended June 30, 2023 has been allocated on a relative fair value basis to the assets acquired. For the three months ended June 30, 2023, $7.5 million and $2.2 million were allocated to Property, plant and equipment, net and Intangible assets, net, respectively, on the Consolidated Balance Sheets. For the six months ended June 30, 2023, $37.1 million and $4.3 million were allocated to Property, plant and equipment, net and Intangible assets, net, respectively, on the Consolidated Balance Sheets.
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects reaching milestones as specified in the acquisition agreements. As of June 30, 2023 and December 31, 2022, the Company has recorded a liability of $24.1 million and $25.9 million, respectively, within Contingent consideration, current on the Consolidated Balance Sheets related to these agreements.

Note 4. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the Consolidated Statements of Operations:

	For the three months ended June 30, 2023	For the period from May 19, 2022 through June 30, 2022	For the six months ended June 30, 2023
Energy sales	$40,132,880	$17,906,026	$72,009,014
RECs and other incentives	4,466,188	1,885,233	10,384,495
Investment Management revenue	4,405,213	209,040	6,331,202
Other revenue	1,769,385	1,499,477	3,269,363
Contract amortization, net	(4,750,629)	(1,837,719)	(9,744,074)
Total revenue	46,023,037	19,662,057	82,250,000
Less: Contract amortization, net	4,750,629	1,837,719	9,744,074
Less: Lease revenue	(2,920,447)	(1,406,912)	(5,553,370)
Less: Investment, dividend and interest income	(1,551,404)	(1,658,289)	(2,933,216)
Total revenue from contracts with customers	$46,301,815	$18,434,575	$83,507,488
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
The Company did not record any contract assets as of June 30, 2023 and December 31, 2022, as none of its rights to payment were subject to a particular event other than passage of time. Included within the Accounts receivable balance on the Consolidated Balance Sheets, the Company had a receivable balance of $22.6 million and $19.0 million, related to contracts with customers as of June 30, 2023 and December 31, 2022, respectively.
The Company has contract liabilities related to amounts received in advance from certain PPA customers upon the related solar projects reaching COD. As of June 30, 2023, the Company recorded $2.9 million of contract liabilities in Other noncurrent liabilities in the Consolidated Balance Sheets. As of December 31, 2022, the Company recorded $0.7 million of contract liabilities in Other current liabilities in the Consolidated Balance Sheets. The Company’s amortization due to contract liabilities were not material for the three and six months ended June 30, 2023 and the period ended June 30, 2022.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract (i.e., commissions) are recognized as an asset if the entity expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The Company has capitalized $2.1 million and $1.6 million, in costs to obtain a contract as of June 30, 2023 and December 31, 2022, respectively. The Company’s amortization related to costs to obtain a contract were not material for the three and six months ended June 30, 2023 and the period ended June 30, 2022.

Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of June 30, 2023, the Company had $15.1 million of remaining performance obligations. The following table includes the approximate amounts expected to be recognized related to remaining performance obligations as of June 30:

Amount
2023	$3,609,152
2024	4,912,034
2025	1,906,426
2026	1,774,227
2027	707,039
Thereafter	2,239,330
Total	$15,148,208
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
As of June 30, 2023 and December 31, 2022, the Company consolidated each tax equity partnership for which it is the managing member and considered the primary beneficiary. The assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.4 billion and $249.5 million, respectively, as of June 30, 2023. The assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.3 billion and $215.3 million, respectively, as of December 31, 2022. The assets largely consisted of property, plant and equipment, and the liabilities primarily consisted of the out-of-market contracts.
Unconsolidated Variable Interest Entities
On November 18, 2022, GREC sold its investment in GDEV to an unrelated third party. As of June 30, 2023, GDEV GP held 2.80% of the interests in GDEV. The Company has determined that it is no longer the primary beneficiary of GDEV. Therefore, the Company no longer consolidates GDEV. After the deconsolidation, management has determined that the Company can still exert significant influence over operating and financial policies because of its ownership of GDEV GP. Accordingly, the Company accounts for its investment in GDEV as an equity method investment and has elected the fair value option, as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV is equal to $3.0 million, which is the sum of the Company’s existing investment in GDEV and the remaining commitments to GDEV, less the portion attributable to the noncontrolling interest in GDEV GP.

On November 15, 2022, the Company through its majority owned subsidiary GDEV GP II made an investment in GDEV II totaling $0.7 million. The Company has determined that GDEV II is a VIE but that it is not the primary beneficiary. Therefore, the Company does not consolidate GDEV II. The Company can exert significant influence over operating and financial policies because of its ownership of GDEV GP II, GDEV II’s general partner. Accordingly, GDEV GP II, which is a consolidated subsidiary of the Company, accounted for its investment in GDEV II as an equity method investment and elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV II is $2.2 million, which is GDEV GP II’s total capital commitment to GDEV II, less the portion of the capital commitment attributable to the noncontrolling interest in GDEV GP II.
During February 2016, Aurora Solar was formed. As of June 30, 2023, the Company’s investment represented approximately 49.00% of Aurora Solar’s issued and outstanding common shares. The Company determined that Aurora Solar is a VIE but that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact Aurora Solar. The Company can exert significant influence over operating and financial policies because of its ownership interest in Aurora Solar. Accordingly, the Company accounts for its investment in the common shares of Aurora Solar as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss is equal to the value of its investment in Aurora Solar.
During September 2021, OYA-Rosewood, previously OYA Solar, was formed. As of June 30, 2023, the Company’s investment represented approximately 50.00% of OYA-Rosewood’s issued and outstanding equity shares. The Company determined that OYA-Rosewood is a VIE but that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact OYA-Rosewood. The Company can exert significant influence over operating and financial policies because of its ownership interest in OYA-Rosewood. Accordingly, the Company accounts for its investment in the preferred shares of OYA-Rosewood as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as of June 30, 2023, includes the current value of its investment in OYA-Rosewood, the Company’s remaining unfunded commitments to OYA-Rosewood of $4.8 million, and the guaranteed amounts discussed in the following paragraphs. Pursuant to the amended and restated limited liability company agreement of OYA-Rosewood, the other 50.00% member has indemnified the Company against any draws or demands under these guarantees. The Company is not able to quantify its exposure to loss as a result of certain of these guarantees as noted below. The Company considers it remote that it would be required to make payments under any of these guarantees. Since the Company has elected the fair value option to account for its investment in the preferred shares of OYA-Rosewood, the Company is also required to measure all of its other financial interests in OYA-Rosewood at fair value, including these guarantees. As of June 30, 2023 and December 31, 2022, the Company has determined that the fair value of the guarantees is nil.
Four subsidiaries of OYA-Rosewood have entered into tax equity partnerships with investor members. The Company, along with the parent company of the other 50.00% member of OYA-Rosewood, provided guarantees to the tax equity investor members in three of these partnerships for the payment and performance of all obligations of these subsidiaries under the partnership documents as well as affiliate contracts. In particular, in two of these arrangements, if one or more projects are not placed in service prior to December 31, 2024, the managing member is required to pay the tax equity investor an amount equal to 12.00% of the tax equity investor’s commitment related to such project(s). In addition, in both of these arrangements, the tax equity investor members are required to make demand for payment or performance of the guaranteed obligations by the parent company of the other 50.00% member prior to making a demand from the Company for payment or performance of the guaranteed obligations. Two of the three guarantees do not have maximum liability amounts, and therefore the Company is not able to quantify the maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees. Under the third guarantee, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantee is $21.3 million, with certain exceptions in which case the limit would not apply. The guarantees will remain in full force and effect until the termination of the limited liability company agreements of the tax equity partnerships, the transfer of the tax equity investor members’ membership interests, and/or the obligations under the guarantees are performed in full, depending on the specific terms of the guarantee.
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
The following table presents the fair values of the Company's financial assets and liabilities as of June 30, 2023 and the basis for determining their fair values:

	Fair Value as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$191,726,650	$—	$191,726,650
Derivative liabilities	—	(562,245)	—	(562,245)
Equity method investments	—	—	95,939,477	95,939,477
Contingent consideration	—	—	(48,221,723)	(48,221,723)
Total	$—	$191,164,405	$47,717,754	$238,882,159
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
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the Consolidated Financial Statements as of June 30, 2023 using significant unobservable inputs:

	Balance as of December 31, 2022	Purchases	Unrealized (loss) gain on investments, net	Change in contingent consideration	Reclassification of participating earnout shares	Balance as of June 30, 2023
Equity method investments	$92,554,266	$2,707,438	$677,773	$—	$—	$95,939,477
Contingent consideration	(75,700,000)	—	—	(1,317,096)	28,795,373	(48,221,723)
Total	$16,854,266	$2,707,438	$677,773	$(1,317,096)	$28,795,373	$47,717,754
The Company does not have any non-financial assets or liabilities measured at fair value as of June 30, 2023.
There were no transfers between Levels 1, 2, or 3 for the six months ended June 30, 2023.
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

The following table quantifies the significant unobservable inputs used in determining the fair value of equity method investments as of June 30, 2023. The weighted averages are calculated based on the relative fair value of each investment as of June 30, 2023:

Unobservable Input	Input/Range
Discount rate	7.3%-11.0% (weighted average 8.0%)
kWh production	0.5%-0.6% annual degradation in production (weighted average 0.5%)
Potential leverage and estimated remaining useful life	29.0-30.1 years (weighted average 29.6 years)
The Company has unfunded commitments to GDEV and GDEV II of $0.6 million and $1.5 million, respectively. The investments in GDEV and GDEV II represent investments in a partnership in which no partner is permitted to make a withdrawal of any of its capital contributions. GDEV GP and GDEV GP II are required to cause the respective partnerships to distribute, as distributions, amounts available to the partners within 90 days of the receipt of amounts available for distribution, in the sole discretion of the GDEV GP and GDEV GP II, respectively. The Company accounts for its investments in GDEV and GDEV II as equity method investments.
As of June 30, 2023, the value of the Company's investments in OYA, Aurora Solar, GDEV and GDEV II, its equity method investments, were $17.5 million, $74.3 million, $3.5 million and $0.7 million, respectively. As of December 31, 2022, the value of the Company's investments in OYA, Aurora Solar, GDEV and GDEV II, its equity method investments, were $18.6 million, $71.3 million, $2.3 million and $0.3 million, respectively. Equity method investments are recorded to Investments, at fair value on the Consolidated Balance Sheets. During the three months ended June 30, 2023, the Company recorded an unrealized loss of $1.9 million due to an unrealized loss of $3.0 million on OYA, offset by an unrealized gain of $0.9 million on Aurora Solar and $0.2 million on GDEV. During the six months ended June 30, 2023, the Company recorded an unrealized gain of $0.7 million due to an unrealized gain of $2.9 million on Aurora Solar and $0.8 million on GDEV, offset by an unrealized loss of $3.0 million on OYA. The unrealized loss on OYA was recognized as a result of additional risks identified in the financing and construction of certain projects owned by OYA. During the period ended June 30, 2022, the Company recorded an unrealized gain of $0.5 million due to an unrealized gain of $1.9 million on GDEV offset by an unrealized loss of $1.4 million on Aurora Solar. Unrealized gains and losses are recorded in Unrealized (loss) gain on investments, net on the Consolidated Statements of Operations.
Contingent consideration—The Company estimates the fair value of its contingent consideration associated with the Acquisition based on the likelihood of payment related to the contingent clause and the date when payment is expected to occur. The contingent consideration is reflected in Contingent consideration included in noncurrent liabilities on the Consolidated Balance Sheets. For the three months ended June 30, 2023, the Company recorded a decrease in fair value of contingent consideration of $1.0 million as a decrease in General and administrative expenses on the Consolidated Statements of Operations. For the six months ended June 30, 2023, the Company recorded an increase in fair value of contingent consideration of $1.3 million as an increase in General and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2023, $28.8 million of contingent consideration was settled with the participation of a certain amount of Earnout Shares, which were issued in connection with the Acquisition. The amount was reclassified from Contingent consideration to Common stock, par value and Additional paid-in capital on the Consolidated Balance Sheets. Refer to Note 18. Members' Equity for further detail. For the period ended June 30, 2022, the Company did not record a change in the fair value of contingent consideration. The fair value of the contingent consideration is measured based on significant unobservable inputs, including the contractual payment amount due upon reaching the designated thresholds, the discount rate, and the date when payment is expected and is classified as Level 3 in the fair value hierarchy. The various unobservable inputs used to determine the Level 3 valuation may have similar or diverging impacts on valuation. Significant increases and decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements.
The following quantifies the significant unobservable inputs used to determine the fair value of contingent consideration as of June 30, 2023:

Unobservable Input	Input/Range
Risk-Free Rate Over Earnout Term	4.4%
Revenue Discount Rate	11.8%
Annualized Revenue Volatility	37.5%
Annualized Share Price Volatility	32.5%
Quarterly Revenue / Share Price Correlation	45.0%

Note 7. Notes Receivable
The Company’s notes receivable consists of the following as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022	Year of origination	Interest rate	Maturity date
Notes receivable, current
Cider	$41,534,762	$41,863,680	2022	8.00%	9/30/2023
OYA	—	8,491,226	2022	9.00%	2/17/2023(1)
Shepherds Run	8,751,528	8,751,528	2020	8.00%	12/31/2023
Total notes receivable, current	$50,286,290	$59,106,434
Notes receivable, noncurrent
New Market	$5,008,070	$5,008,070	2019	9.00%	9/30/2022(2)
SE Solar	5,009,984	5,009,984	2019	9.00%	2/15/2023(3)
Kane Warehouse	275,871	275,871	2015	10.25%	2/28/2025
Total notes receivable, noncurrent	$10,293,925	$10,293,925
Total notes receivable	$60,580,215	$69,400,359
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
Note 8. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
Land	$19,365,973	$16,320,841
Plant and equipment	2,053,246,185	1,874,201,117
Asset retirement obligation	31,324,354	30,483,255
Finance right-of-use asset	561,866	—
Other	280,034	319,536
Total property, plant and equipment	$2,104,778,412	$1,921,324,749
Accumulated depreciation	(76,499,488)	(31,619,220)
Property, plant and equipment, net	$2,028,278,924	$1,889,705,529
As of June 30, 2023, Property, plant and equipment, net, includes construction-in-progress of $564.8 million. Construction-in-progress includes $112.4 million of development costs. As of December 31, 2022, Property, plant and equipment, net, includes construction-in-progress of $569.4 million. Construction-in-progress includes $116.6 million of development costs.
Depreciation expense was $30.3 million, $44.9 million and $5.0 million for the three and six months ended June 30, 2023 and the period ended June 30, 2022, respectively. Depreciation expense is recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations. The Company engaged in three wind repower projects where the existing assets will be retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Depreciation of fixed assets replaced is accelerated between the mobilization milestone date in the related EPC contract and the date of de-electrification of the project site. In the second quarter, the Company began accelerating depreciation on two projects, resulting in $15.8 million of additional depreciation during the three months ended June 30, 2023. The Company expects to accelerate an additional $35.5 million of depreciation through the end of the year related to these repower projects.
The Company did not recognize any impairment charges on long-lived assets for the six months ended June 30, 2023 or the period ended June 30, 2022.

Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts
Goodwill
As of June 30, 2023 and December 31, 2022, goodwill totaled $221.3 million and $221.3 million, respectively. The Company did not recognize any impairment charges on goodwill for the six months ended June 30, 2023 or the period ended June 30, 2022.
Other Intangible Assets and Out-of-market Contracts
Other intangible assets as of June 30, 2023 consisted of the following:

	Gross carrying amount	Accumulated amortization	Net intangible assets as of June 30, 2023
PPA contracts	$426,429,361	$(33,935,011)	$392,494,350
REC contracts	46,235,382	(2,254,222)	43,981,160
Trademarks	2,800,000	(272,222)	2,527,778
Channel partner relationships	94,700,000	(10,848,939)	83,851,061
Other intangible assets	2,000,000	52,772	2,052,772
Total intangible assets, net	$572,164,743	$(47,257,622)	$524,907,121
Amortization expense related to intangible assets was $10.5 million and $21.0 million for the three and six months ended June 30, 2023, respectively, which includes $8.2 million and $16.6 million, respectively, of Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statements of Operations.
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
The Company also has PPA and REC contracts that are held in an unfavorable position (out-of-market contracts), which consists of the following as of June 30, 2023:

	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of June 30, 2023
PPA contracts	$(198,628,864)	$8,543,319	$(190,085,545)
PPA contracts - signed MIPA assets(1)	(5,401,517)	—	(5,401,517)
REC contracts	(19,763,291)	7,372,573	(12,390,718)
REC contracts - signed MIPA assets(1)	(3,596,960)	—	(3,596,960)
Total out-of-market contracts, net	$(227,390,632)	$15,915,892	$(211,474,740)
(1)Signed MIPA assets are defined as assets that have an executed contractual MIPA or Purchase and Sale Agreement but have not yet closed.
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net similar to favorable PPA and REC contracts. The Company recorded $3.4 million and $6.8 million of contract amortization contra-expense as an increase to revenue related to out-of-market contracts during the three and six months ended June 30, 2023, respectively.

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
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net similar to favorable PPA and REC contracts. The Company recorded $0.7 million of contract amortization contra-expense as an increase to revenue related to out-of-market contracts during the period ended June 30, 2022.
Amortization expense related to the Company's finite lived intangible assets and liabilities (out-of-market contracts) was $7.1 million, $14.1 million and $2.9 million for the three and six months ended June 30, 2023 and the period ended June 30, 2022, respectively. This includes $4.8 million, $9.7 million and $1.8 million, respectively, of net contract amortization on PPA and REC contract intangible assets and out-of-market contracts recorded within Contract amortization, net on the Consolidated Statements of Operations, and $2.3 million, $4.4 million and $1.1 million, respectively, of amortization expense on channel partner relationships and trademark intangible assets recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations.
Estimated future annual amortization expense for the above amortizable intangible assets and out-of-market contracts for the remaining periods through June 30, 2023 as follows:

Amortization Expense
2023	$13,446,587
2024	31,119,021
2025	33,511,805
2026	32,989,974
2027	32,857,449
Thereafter	169,507,545
Total	$313,432,381
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
There were no impairment indicators identified during the six months ended June 30, 2023 that required an impairment test for the Company’s ROU assets or other long-lived assets in accordance with ASC Topic 360, Property, Plant and Equipment.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	For the three months ended June 30, 2023	For the period from May 19, 2022 through June 30, 2022	For the six months ended June 30, 2023
Lease cost
Finance lease cost
Amortization of right-of-use assets	$9,955	$—	$11,300
Interest on lease liabilities	3,054	—	3,353
Total finance lease cost	13,009	—	14,653
Operating lease cost	2,499,945	859,613	4,870,369
Short-term lease cost	73,353	19,482	187,088
Variable lease cost	472,753	115,029	1,034,642
Total lease cost	$3,059,060	$994,124	$6,106,752

Other information
Cash paid for amounts included in the measurement of lease liabilities			$4,326,142
Operating cash flows from finance leases			(3,353)
Operating cash flows from operating leases			(4,307,124)
Financing cash flows from finance leases			(15,665)
ROU assets obtained in exchange for new finance lease liabilities			561,866
ROU assets obtained in exchange for new operating lease liabilities			10,967,839
Weighted average remaining lease term – finance leases			One year
Weighted average remaining lease term – operating leases			29 years
Weighted average discount rate – finance leases			5.46%
Weighted average discount rate – operating leases			6.63%
Operating lease cost includes $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively, associated with leases embedded in PPAs for which no or de minimis payments are made. Operating lease cost associated with leases embedded in PPAs for the period ended June 30, 2022 was not material. The Company estimates the fair value of the lease payments and grosses up both revenue and expense by this amount. Operating lease cost also includes $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, of lease cost capitalized to the cost of projects during development and construction. Operating lease cost capitalized to the cost of projects during development and construction for the period ended June 30, 2022 was not material.

The supplemental balance sheet information related to leases for the period is as follows:

	June 30, 2023	December 31, 2022
Operating leases
Operating lease assets	$110,878,869	$102,594,813

Operating lease liabilities, current	(2,090,496)	(2,193,343)
Operating lease liabilities, noncurrent	(109,738,387)	(101,281,144)
Total operating lease liabilities	$(111,828,883)	$(103,474,487)

Finance leases
Property, plant and equipment, at cost	$561,866	$—
Accumulated depreciation	(11,301)	—
Property, plant and equipment, net	550,565	—

Other current liabilities	(501,552)	—
Other long-term liabilities	(44,649)	—
Total finance lease liabilities	$(546,201)	$—
Operating lease assets and operating lease liabilities, current, are recorded in Other noncurrent assets and Other current liabilities, respectively, on the Consolidated Balance Sheets. Finance lease assets and liabilities current and noncurrent are recorded in Property, plant and equipment, net, Other current liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets.
Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases	Finance Leases
2023	$4,180,387	$501,755
2024	8,817,669	18,000
2025	9,132,500	18,000
2026	9,073,664	18,000
2027	9,134,104	3,000
Thereafter	224,444,808	—
Total lease payments	264,783,132	558,755
Less: Imputed interest	(152,954,249)	(12,554)
Present value of lease liabilities	$111,828,883	$546,201

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
Certain of the Company’s PPAs related to its solar or wind generating plants qualify as operating leases with remaining terms through 2047. Certain agreements include renewal, termination or purchase options. Property subject to operating leases, where the Company or one of its subsidiaries is the lessor, is included in Property, plant and equipment, net on the Consolidated Balance Sheets and rental income from these leases is included in Energy revenue on the Consolidated Statements of Operations. Lease income is based on energy generation; therefore, all rental income is variable under these leases. The variable lease income related to these agreements for the three and six months ended June 30, 2023 and the period ended June 30, 2022 was $2.9 million, $5.6 million and $1.4 million, respectively, and is included in Energy revenue on the Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, the Company’s solar and wind generating plants subject to these leases had a total carrying value of $65.3 million and $67.4 million, respectively.
Certain of the Company’s energy optimization service agreements qualify as operating leases with remaining terms through 2031. Lease income under these agreements is generally fixed and recognized on a straight-line basis over the term of the lease. The lease income related to these agreements the six months ended June 30, 2023 was not material and is not expected to be material for the ensuing five years.

Note 11. Debt
The Company has entered into credit facilities and loan agreements through its subsidiaries, as described below.

	Outstanding as of June 30, 2023	Outstanding as of December 31, 2022	Interest rate	Maturity date
GREC Entity HoldCo	$70,102,662	$74,196,983	1 mo. SOFR + 1.75%(1)	June 20, 2025
Midway III Manager LLC	14,464,191	14,609,867	3 mo. SOFR + 1.63%(1)	October 31, 2025
Trillium Manager LLC	70,620,563	72,736,786	3 mo. SOFR + 1.88%(1)	June 9, 2027
GB Wind Holdco LLC	116,032,143	122,684,036	3 mo. LIBOR + 1.38%	November 22, 2027
Greenbacker Wind Holdings II LLC	71,417,213	72,476,839	3 mo. SOFR + 1.88%(1)	December 31, 2026
Conic Manager LLC	24,225,442	24,356,358	3 mo. SOFR + 1.75%(1)	April 1, 2028
Turquoise Manager LLC	31,430,501	31,687,423	3 mo. SOFR+ 1.25%(1)	December 23, 2027
Eagle Valley Clean Energy LLC	35,242,683	35,112,342	1.91%	January 2, 2057
Eagle Valley Clean Energy LLC (Premium financing agreement)	422,588	1,063,438	6.99%	November 30, 2023
Greenbacker Equipment Acquisition Company LLC	6,500,000	6,500,000	Prime + 1.00%	June 30, 2023(2)
ECA Finco I, LLC	19,382,942	19,756,803	3 mo. SOFR + 2.25%(1)	February 25, 2028
GB Solar TE 2020 Manager LLC	18,895,121	19,182,430	3 mo. SOFR + 1.88%(1)	October 30, 2026
Sego Lily Solar Manager LLC	136,120,714	137,445,285	3 mo. SOFR + 1.38%	August 17, 2028
Celadon Manager LLC	71,000,000	61,925,120	1 mo. SOFR + 1.50%	February 18, 2029
GRP II Borealis Solar LLC	41,151,272	41,787,517	3 mo. SOFR + 2.00%(1)	June 30, 2027
Ponderosa Manager LLC	128,248,395	147,080,167	1 mo. SOFR + 1.10%	Various
PRC Nemasket LLC	43,231,058	44,487,662	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	161,289,449	60,000,000	1 mo. SOFR + 1.75%	November 29, 2027
Dogwood GB Manager LLC	26,447,994	—	1 mo. SOFR + 1.63%	March 29, 2030
Total debt	$1,086,224,931	$987,089,056
Less: Current portion of long-term debt	(75,376,635)	(95,869,554)
Less: Discount on long-term debt	(27,879,672)	(28,628,520)
Less: Deferred financing fees	(14,098,700)	(11,830,541)
Total long-term debt, net	$968,869,924	$850,760,441
(1)Due to the Company adopting the Reference Rate Reform accounting standard, these agreements were amended during the six months ended June 30, 2023, to replace amendments were made these contracts that reference to LIBOR and replaced the reference with SOFR.
(2)The parties involved are working in good faith on an extension to the agreement.
During the six months ended June 30, 2023, the Company entered into new or modified existing debt facilities as noted below:
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

Dogwood GB Manager LLC
On March 29, 2023, Dogwood GB Manager LLC entered into a loan agreement with a syndicate of lenders to provide a term loan in an aggregate principal amount of up to $47.1 million. On May 30, 2023, the loan agreement was amended to increase the aggregate principle amount up to $90.6 million. The loan is secured by a first-priority security interest in all assets of Dogwood GB Manager LLC, including a pledge of (a) Dogwood GB Manager LLC's interest in Dogwood Holdings LLC and, (b) GREC Holdings 1 LLC's ownership interests in Dogwood GB Manager LLC. The interest rate on the loan is one-month SOFR plus an applicable margin, which is 1.63% per annum through the fourth anniversary of the closing date and 1.75% per annum after the fourth anniversary of the closing date. Thereafter, the interest rate will increase by 0.12% for each fourth anniversary. The borrower is only required to pay interest in quarterly installments through the fifth anniversary of the closing date, and thereafter is only required to pay quarterly installments of principal and interest through the maturity date, March 29, 2030.
The Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding borrowings. Refer to Note 12. Derivative Instruments for further discussion.
The following table shows the components of interest expense related to the Company's borrowings for the three and six months ended June 30, 2023 and the period ended June 30, 2022:

	For the three months ended June 30, 2023	For the period from May 19, 2022 through June 30, 2022	For the six months ended June 30, 2023
Loan interest	$10,467,186	$2,333,140	$21,002,257
Commitment / letter of credit fees	3,309,295	400,463	5,427,343
Amortization of deferred financing costs	828,967	44,764	1,645,103
Amortization of discount on notes payable	374,732	143,194	748,845
Interest capitalized	(6,138,221)	(167,853)	(11,192,191)
Total	$8,841,959	$2,753,708	$17,631,357
Interest expense disclosed in the table above is included within Interest expense, net on the Consolidated Statements of Operations.
The principal payments due on borrowings for each of the next five years ending December 31 and thereafter, are as follows:

Period ending December 31	Principal Payments
2023	$63,008,914
2024	37,846,974
2025	103,930,544
2026	109,250,320
2027	385,514,401
Thereafter	386,673,778
$1,086,224,931
Note 12. Derivative Instruments
The Company manages interest rate risk, primarily through the use of derivative financial instruments.
Cash Flow Hedges of Interest Rate Risk
The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company, through its wholly owned subsidiaries, has entered into interest rate swaps as part of its interest rate risk management strategy. Certain of these interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed interest rate payments at fixed rates ranging between 0.41% and 3.36%.

The following tables reflect the location and estimated fair value positions of derivative contracts at:

		June 30, 2023
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)

Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other noncurrent liabilities)	$1,211,266,275	$114,914,371	$(562,245)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets	484,152,785	76,812,279	—
Total		$1,695,419,060	$191,726,650	$(562,245)
As of June 30, 2023, the notional amount for derivatives designated as hedging instruments includes $767.0 million associated with currently effective swaps and $444.3 million associated with forward starting swaps. The notional amount for derivatives not designated as hedging instruments includes $199.5 million associated with forward starting swaps and $284.7 million associated with a deal contingent swap. The interest rate swaps have maturities between 2025 and 2050.

		December 31, 2022
Derivatives Designated as Hedging Instruments	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Interest rate swap contracts	Derivative assets / (Other liabilities)	$1,527,813,754	$195,839,516	$—
As of December 31, 2022, the notional amount includes $700.8 million associated with currently effective swaps, $542.3 million associated with forward starting swaps, and $284.7 million associated with deal contingent swaps. All swaps were designated as hedging instruments as of December 31, 2022.
For derivatives designated as cash flow hedges, the changes in the fair value of the derivative are initially reported in other comprehensive income (outside of earnings), and subsequently, reclassified to earnings when the hedged transaction affects earnings. The Company assesses the effectiveness of each hedging relationship by utilizing a statistical regression analysis.
For the three and six months ended June 30, 2023, the Company recognized a gain of $25.1 million, net of taxes of $9.0 million and a loss of $2.8 million, net of taxes of $1.0 million, respectively, in Unrealized gain (loss) on derivatives designated as cash flow hedges, net of tax in the Consolidated Statements of Comprehensive Income (Loss), related to the Company's cash flow hedge accounting.
For the period ended June 30, 2022, the Company recognized a gain of $7.5 million, net of taxes of $2.7 million, in Unrealized gain (loss) on derivatives designated as cash flow hedges, net of tax in the Consolidated Statements of Comprehensive Income (Loss), related to the Company's cash flow hedge accounting.
Amounts reported in accumulated other comprehensive income related to designated derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. For the three and six months ended June 30, 2023, gains on interest rate swaps designated and qualifying as cash flow hedges that were included in the assessment of effectiveness and recorded in Accumulated other comprehensive income during the term of the hedging relationship of $6.3 million and $11.7 million, respectively, were reclassified into earnings as a reduction of interest expense. During the period ended June 30, 2022, the amount reclassified from Accumulated other comprehensive income into earnings was not material. During the next twelve months, the Company estimates that existing gains of $28.7 million currently reflected in Accumulated other comprehensive income will be reclassified to earnings as a decrease in interest expense as interest payments are made.

From time to time, the Company designates interest rate swaps when they have a non-zero fair value. In particular, on the date that the Company transitioned from Non-Investment Basis to Investment Basis, the Company designated all of its then existing interest rate swaps as cash flow hedges. The non-zero fair value of these cash flow hedges on the designation date is recognized into income under a systematic and rational method over the life of the hedging instrument and is presented in the same line item on the Consolidated Statements of Operations as the earnings effect of the hedged item, with the offset recorded to Other comprehensive income (loss). In addition, the Company periodically dedesignates interest rate swaps as hedging instruments voluntarily or in association with the termination of the swaps. When the Company dedesignates a swap as a hedging instrument, the Company evaluates whether the forecasted transactions previously hedged by the interest rate swap are not probable of occurring and, if so, recognizes the amount recorded in Accumulated other comprehensive income to Unrealized gain on interest rate swaps, net in the Consolidated Statements of Operations. When the Company determines that the forecasted transactions previously hedged by the interest rate swap are not probable of not occurring, the Company recognizes the amounts within Accumulated other comprehensive income related to the dedesignated interest rate swap into interest expense as the originally forecasted transactions affect earnings.
On March 3, 2023, the Company amended an existing interest rate swap that was previously designated in a hedging relationship, which resulted in a dedesignation of the hedge. The Company determined that two years of the forecasted interest payments hedged by the dedesignated hedge are not probable of occurring. As a result, a $6.3 million gain that was previously accounted for within Accumulated other comprehensive income was reclassified to Unrealized gain on interest rate swaps, net in the Consolidated Statements of Operations. The remaining balance in Accumulated other comprehensive income will be reclassified into interest expense as the originally forecasted transactions affect earnings. The Company elected not to designate the newly amended interest rate swap in a hedging relationship.
On March 29, 2023, the Company terminated a portion of an existing interest rate swap that is designated in a hedging relationship and received $9.9 million, which is included in Net cash provided by (used in) operating activities in the Consolidated Statements of Cash Flows. The associated gain will be reclassified from Accumulated other comprehensive income to income as a decrease in interest expense as the forecasted interest payments are made as the Company has determined that the originally forecasted transactions are still probable of occurring.
For the three and six months ended June 30, 2023, the Company reclassified $1.7 million and $3.3 million, respectively, from Accumulated other comprehensive income into earnings as an increase to interest expense associated with the amortization of the non-zero designation date value of cash flow hedges and dedesignated cash flow hedges for which the originally forecasted transactions are not probable of not occurring. During the period ended June 30, 2022, the Company reclassified $0.3 million from Accumulated other comprehensive income into earnings as a decrease to interest expense associated with the amortization of the non-zero designation date fair value of cash flow hedges. During the next twelve months, the Company estimates that $6.3 million will be reclassified from Accumulated other comprehensive income to earnings as an increase to interest expense associated with the amortization of these non-zero fair value and dedesignated cash flow hedges.
On April 6, 2023, the Company entered into a new interest rate swap that was not designated as a hedging instrument. As of June 30, 2023, the Company dedesignated six additional swaps. For the three and six months ended June 30, 2023, the Company recorded an unrealized gain of $9.7 million and $12.0 million for its undesignated interest rate swaps in Unrealized gain on interest rate swaps, net in the Consolidated Statements of Operations. During the period ended June 30, 2022, the Company did not have any undesignated interest rate swaps.
Additionally, from time to time, the Company utilizes derivative instruments for the purposes of managing interest rate risk on future term debt instruments. Since the debt agreements have not yet closed, in order to lock in the terms, the Company may make payments to be maintained as cash collateral. As of June 30, 2023 and December 31, 2022, $1.7 million of cash collateral is recorded in Other current assets in the Consolidated Balance Sheets.
Note 13. Asset Retirement Obligations
The following table represents the balance of AROs as of June 30, 2023, as well as the additions, settlements and accretion related to the Company's AROs for the six months ended June 30, 2023:

Balance as of December 31, 2022	$31,412,838
Revisions in estimates for current obligations	(216,956)
Asset retirement obligation settled during current period	—
Asset retirement obligation incurred during current period	845,050
Accretion expense	810,255
Balance as of June 30, 2023	$32,851,187

As of June 30, 2023, the AROs are recorded in Other noncurrent liabilities in the Consolidated Balance Sheets.
Note 14. Income Taxes
The guidance under ASC Topic 740, Income Taxes, establishes the methodology, including the use of an estimated annual effective tax rate, to determine income tax expense (or benefit) in interim financial reporting. At the end of each quarter, the Company makes the best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and net loss attributable to noncontrolling interest. Based on enacted tax laws, the Company’s effective tax rate in 2023 is expected to be 4.8%.
The Company recorded a benefit from income taxes of $7.4 million and $2.6 million for the three and six months ended June 30, 2023. The effective tax rate varies from the statutory U.S. federal income tax rate of 21.0% primarily due to the tax impact of net loss attributable to noncontrolling interests.
The Company assessed its tax positions for all open tax years as of June 30, 2023 for all U.S. federal and state, and foreign tax jurisdictions for the years 2014 through 2022. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of June 30, 2023. As of June 30, 2023, the Company has no reserve for uncertain tax benefits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of June 30, 2023. For the six months ended June 30, 2023, valuation allowance increases of $0.5 million have been recorded against state net operating loss carry forwards where it is not more likely than not that they will be utilized within the loss carry forward period.
Note 15. Commitments and Contingencies
Legal Proceedings
The Company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. As of June 30, 2023, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company.
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of June 30, 2023, the Company has provided the requisite security for these agreements in the form of a standby letter of credit of $131.1 million. As of June 30, 2023, no amounts had been drawn under these letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from June 2023 through January 2057.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $1.1 billion to complete construction of the facilities and the closing of the purchase of membership interest pursuant to all conditions being met under such agreements. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled in 2023 into 2026. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.

Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. As of June 30, 2023, the Company was in compliance with all agreed upon delivery quantities.
Renewable Energy Credit Commitments
The Company enters into two different types of forward sales agreements. The first type of forward sales agreement is to sell 100% of the RECs produced by certain renewable energy systems. Total REC sales will depend on total production at each renewable energy system. The second type of forward sales agreement is to sell a specified number of RECs at fixed prices during specific periods between 2023 through 2041. As of June 30, 2023, the Company's commitments with third parties under REC sales contracts are as follows:

Number of RECs
2023	99,060
2024	175,442
2025	58,827
2026	54,683
2027	27,215
Thereafter	198,804
Total	614,031
Leases
Agreements to lease assets are evaluated at inception to determine whether they represent finance or operating leases. The Company has determined its site leases represent operating leases, and accordingly, minimum rental expense is recognized on a straight-line basis over the lease term beginning with the lease commencement date. For finance leases, the minimum rental expense is recognized in a front-loaded expense pattern. Refer to Note 10. Leases for further discussion of the Company’s lease obligations.
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures which are governed by various agreements to which certain of the Company's subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $509.9 million as of June 30, 2023. As of June 30, 2023, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
Refer to Note 1. Organization and Operations of the Company, Note 5. Variable Interest Entities Note 10. Leases, and Note 16. Related Parties for an additional discussion of the Company’s commitments and contingencies.
Note 16. Related Parties
The related party disclosures as included herein reflect such matters as of May 19, 2022 and prospectively. Certain of the related party agreements and transactions were impacted by the Acquisition and are detailed in Note 4. Related Party Agreements and Transaction Agreements as included in the Notes to the Consolidated Financial Statements as prepared under the Investment Basis.
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
Modified Special Unit
In accordance with the terms of the Fourth Operating Agreement, the Special Unitholder was the holder of the Special Unit, which, prior to the completion of the Acquisition, entitled it to receive the Performance Participation Fee and Liquidation Performance Participation Fee, each as described in detail in Note 4. Related Party Agreements and Transaction Agreements as included in the Notes to the Consolidated Financial Statements as prepared under the Investment Basis.

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
Transition Services Agreement
In connection with the Acquisition, Group LLC and certain other parties (together, the “Service Recipients”) entered into a transition services agreement with Greenbacker Administration (the “Transition Services Agreement”), pursuant to which Greenbacker Administration is providing certain financial and corporate recordkeeping services to the Service Recipients until the earlier of December 31, 2023 (or December 31, 2026 in the case of one of the Service Recipients), such time as the parties terminate the services arrangement, or one month after such Service Recipient has been liquidated and dissolved. The Service Recipients shall be required to pay a fee of $200 per hour per person performing the services it receives under the Transition Services Agreement. The impact of the Transition Services Agreement to the Consolidated Financial Statements for the six months ended June 30, 2023 was not material.
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
GCM Managed Funds
Prior to the Acquisition, GCM served as the external advisor of four investment entities - the Company, GROZ, GDEV I and GREC II. The Advisory Agreement between GCM and the Company was terminated in connection with the Acquisition. However, the Company continues to provide through GCM investment management services to GROZ, GDEV I and GREC II as a result of the acquisition of GCM. As a result, the Company began to record Investment Management revenue on the Consolidated Statements of Operations, as applicable, and more fully described below. In addition, the Company entered into an advisory agreement with GDEV II on November 11, 2022.
Base management fees under GCM’s advisory fee agreement with GROZ are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital for GROZ. During the three and six months ended June 30, 2023, the Company earned $0.1 million and $0.1 million, respectively, in management fees from GROZ, which is included in Investment Management revenue on the Consolidated Statements of Operations. For the period ended June 30, 2022, the management fees earned from GROZ were not material. The management fees earned are payable monthly, in arrears. As of June 30, 2023 and December 31, 2022, the Company was owed nil and $0.1 million, respectively, in management fees from GROZ, which is included in Accounts receivable on the Consolidated Balance Sheets.

The Company is also eligible to receive certain performance-based incentive fee distributions from GROZ, including upon liquidation of GROZ, subject to certain distribution thresholds as defined in the amended and restated limited liability company operating agreement of GROZ. The Company did not recognize any revenue related to GROZ incentive fee distributions for the six months ended June 30, 2023 or the period ended June 30, 2022.
Base management fees under GCM’s advisory fee agreements with GDEV and GDEV B, dated March 3, 2022, are calculated as follows. For the period from March 3, 2022 through the date on which the commitment period ends (as defined in the GDEV and GDEV B amended and restated limited partnership agreements), the management fee is calculated at an annual rate of 1.75% to 2.00%, depending on the limited partner, of the aggregate capital commitments to GDEV and GDEV B. Beginning on the date following the date on which the commitment period terminates, the management fee is calculated at an annual rate of 1.75% to 2.00%, depending on the limited partner, of the aggregate cost basis of all portfolio securities of GDEV and GDEV B. The management fees earned are payable quarterly, in advance. The management fees earned are payable quarterly, in advance. As a result of the Company consolidating GDEV during the period ended June 30, 2022, $0.2 million of management fee revenue earned under the advisory agreement with GDEV was considered intercompany revenue and was therefore eliminated in consolidation. As a result of the deconsolidation of GDEV on November 18, 2022, management fee revenue is no longer eliminated in consolidation and is recorded on the Consolidated Statement of Operations. Management fee revenue earned under the advisory agreement with GDEV B is not considered intercompany revenue, and therefore is not eliminated in consolidation. During the period ended June 30, 2022, the Company earned $0.1 million in management fees from GDEV B, which is included in Investment Management revenue on the Consolidated Statement of Operations. Refer to the Company’s 2022 Form 10-K for further information on the deconsolidation of GDEV. During the three and six months ended June 30, 2023, the Company earned $0.6 million and $1.3 million respectively, in management fees from GDEV I, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, the Company was not owed any management fees from GDEV I. As of June 30, 2023, there were no prepaid management fees from GDEV I. As of December 31, 2022, GDEV I prepaid $0.6 million in management fees to the Company, which is included in Other current liabilities on the Consolidated Balance Sheets.
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV I, including upon liquidation of GDEV I, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV I. The Company did not recognize any revenue related to GDEV I incentive fee distributions for the six months ended June 30, 2023.
Base management fees under GCM's advisory agreement with GDEV II, dated November 11, 2022, are calculated as follows. For the period from November 11, 2022 through the date on which the commitment period ends (as defined in the GDEV II amended and restated limited partnership agreement), the management fee is calculated at an annual rate of 1.50% to 1.75%, depending on the limited partner, of the aggregate capital commitments to GDEV II. Beginning on the date following the date on which the commitment period terminates, the management fee is calculated at an annual rate of 1.50% to 1.75%, depending on the limited partner, of the aggregate cost basis of all portfolio securities of GDEV II. The management fees earned are payable quarterly, in advance. During the three and six months ended June 30, 2023 and the period ended June 30, 2022, the Company earned $0.7 million, $1.0 million and nil, respectively, in management fees from GDEV II, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of June 30, 2023, the Company was not owed any management fees from GDEV II. As of December 31, 2022, the Company was owed $0.2 million in management fees from GDEV II, which is included in Accounts receivable on the Consolidated Balance Sheets.
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV II, including upon liquidation of GDEV II, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV II. The Company did not recognize any revenue related to GDEV II incentive fee distributions for the six months ended June 30, 2023.

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
During the three and six months ended June 30, 2023, the Company earned $0.9 million and $1.4 million, respectively, in management fees from GREC II, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of June 30, 2023, the Company was owed $1.1 million in management fees from GREC II, which is included in Accounts receivable on the Consolidated Balance Sheets. As of December 31, 2022 and for the period ended June 30, 2022, the Company did not earn any management fees under the advisory agreement due to GREC II's early stage of development.
The Company is also eligible to receive certain performance-based incentive fees from GREC II, including upon liquidation of GREC II, subject to certain distribution thresholds as defined in the advisory agreement between GCM and GREC II. For the three and six months ended June 30, 2023 and the period ended June 30, 2022, the Company recognized $1.2 million, $1.2 million and nil related to GREC II performance-based incentive fees, respectively, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, the Company was owed $1.2 million and $0.9 million in performance-based incentive, respectively, which is included in Accounts receivable on the Consolidated Balance Sheets.
In addition, the Company earns administrative fee revenue for certain technical, financial, legal, accounting, tax and operational asset management services performed by Greenbacker Administrator. Pursuant to the administration agreement between GREC II and Greenbacker Administrator, GREC II will reimburse Greenbacker Administrator for the costs and expenses incurred by Greenbacker Administrator and any sub-administrators in performing their obligations and providing personnel and facilities to GREC II. During the three and six months ended June 30, 2023 and the period ended June 30, 2022, the Company earned $1.0 million, $1.4 million and nil, respectively, in administrative fee revenue, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of June 30, 2023, the Company was owed $1.4 million in administrative fees from GREC II, which is included in Accounts receivable on the Consolidated Balance Sheets. As of December 31, 2022, the Company did not earn any administrative fees from GREC II under the administration agreement.
As of June 30, 2023, the Company is owed $5.6 million from GREC II for progress payments made in 2023 towards equipment purchases, which is included in Other current assets on the Consolidated Balance Sheets. The amount due is expected to be settled during the third quarter of 2023.
Other Related Party Transactions
The Company entered into secured loans to finance the purchase and installation of energy-efficient lighting with AEC Companies. Certain of the loans with LED Funding LLC, an AEC Company, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own a direct, noncontrolling ownership interest in the Company. The loans between the AEC Companies and the Company, and the subsequent leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of June 30, 2023 and December 31, 2022, the Company was owed $0.1 million and $0.1 million, respectively, in lease payments from AEC Companies, which is included in Accounts receivable on the Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, the principal balance of the loan receivable was $0.3 million and $0.3 million, respectively, which is included in Other noncurrent assets on the Consolidated Balance Sheets. The interest receivable as of June 30, 2023 and December 31, 2022 was not material. There were no payments received on the operating leases and the loan receivable during the six months ended June 30, 2023.
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

Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the Tax Equity Investors achieve their agreed-upon rate of return, they are entitled to a portion of the applicable project’s operating cash flow, as well as substantially all of the project’s investment tax credits, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the Tax Equity Investors reach their target return between five and 10 years after the applicable project achieves commercial operation. The Company has determined that the contractual arrangements with Tax Equity Investors represent substantive profit-sharing arrangements and that income or loss should be attributed to these NCIs in each period using a balance sheet approach referred to as the HLBV method. As of June 30, 2023, RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value was $2.0 million, and nonredeemable NCI attributable to Tax Equity Investors was $81.3 million. As of December 31, 2022, RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value was $2.0 million, and nonredeemable NCI attributable to Tax Equity Investors was $83.3 million. Net income (loss) attributable to noncontrolling interests for Tax Equity Investors was $(34.8) million, $(49.1) million and $(9.5) million for the three and six months ended June 30, 2023 and the period ended June 30, 2022, respectively. For the six months ended June 30, 2023, contributions from Tax Equity Investors net of syndication costs totaled $55.6 million, all of which was received in the period, and distributions to Tax Equity Investors totaled $8.5 million, of which $3.8 million was paid in the period.
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of June 30, 2023 and December 31, 2022, the NCI attributable to the GDEV GP was $0.1 million and $0.5 million, respectively. Net income (loss) attributable to noncontrolling interests at GDEV GP for the three and six months ended June 30, 2023 and the period ended June 30, 2022 was not material.
The Company allocates income and loss to the NCI in GDEV GP II based on the contractual allocations within the GDEV GP II operating agreement. As of June 30, 2023 and December 31, 2022, the NCI attributable to the GDEV GP II was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the three and six months ended June 30, 2023 and the period ended June 30, 2022 was not material.
The noncontrolling interests in GDEV represented the component of equity held by limited partners, excluding the equity held by the Company, prior to the deconsolidation of GDEV on November 18, 2022 as discussed in Note 5. Variable Interest Entities. The portion of the net investment gains (losses) of GDEV attributable to the limited partner investors was allocated to noncontrolling interests prior to the deconsolidation. Net income (loss) attributable to noncontrolling interests at GDEV was $1.2 million for the period ended June 30, 2022. For the period ended June 30, 2022, contributions from the GDEV limited partners totaled $4.1 million, of which $0.6 million was received in the period, and distributions to the limited partners totaled $2.6 million, all of which were paid in the period. As a result of the deconsolidation event on November 18, 2022, there was no NCI attributable to GDEV investors as of June 30, 2023 or December 31, 2022.
As of June 30, 2023 and December 31, 2022, NCI attributable to other noncontrolling interest was $0.2 million and $0.2 million, respectively.

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

In connection with the Acquisition, the Company issued 13,071,153 newly designated Earnout Shares to Group LLC pursuant to a certificate of share designation of Class EO common shares of the Company (the “Certificate of Designation”). Earnout Shares are divided into three separate series, designated as “Tranche 1 Earnout Shares,” “Tranche 2 Earnout Shares,” and “Tranche 3 Earnout Shares,” and are comprised of 4,357,051 Tranche 1 Earnout Shares, 4,357,051 Tranche 2 Earnout Shares, and 4,357,051 Tranche 3 Earnout Shares. Each separate series of Earnout Shares initially do not have the right to participate in any distributions paid by the Company. However, upon the achievement of separate benchmark targets applicable to each series in accordance with the terms of the Certificate of Designation, or upon the occurrence of certain liquidity events, each series of Earnout Shares can become “Participating Earnout Shares” and will become entitled to priority allocations of profits and increases in value from the Company, and will (i) have equivalent economic and other rights as the Class P-I shares of the Company, (ii) vote together as a single class with the Class P-I shares on all matters submitted to holders of Class P-I shares generally, (iii) not have separate voting rights on any matters (other than amendments to the terms of the Participating Earnout Shares that affect such Participating Earnout Shares adversely and in a manner that is different from the terms of the Class P-I shares), and (iv) have the right to participate in all distributions payable by the Company, as if they were, and on a pari passu basis with, the Class P-I shares for all purposes set forth in the Fifth Operating Agreement. Prior to the satisfaction of these targets, Earnout Shares will not be entitled to (x) vote with other shares on matters submitted to the holders of shares generally or (y) receive any distributions made to any other holders of shares (and will not be entitled to any accrual of distributions prior to achieving the targets described in the Certificate of Designation). As of June 30, 2023, certain Earnout Shares have earned participating status as discussed in Earnout Shares below.
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
As of June 30, 2023, the Company issued 3,055,508 Class A shares, 546,586 Class C shares, 1,503,205 Class I shares, 65,639 Class P-A shares,2,185,496 Class P-I shares, 3,030 Class P-D shares, 1,274,643 Class P-S shares, and 11,170 Class P-T shares for a total of 8,645,277 aggregate shares issued under the DRP. As of December 31, 2022, the Company issued 2,854,508 Class A shares, 501,816 Class C shares, 1,387,945 Class I shares, 48,899 Class P-A shares,1,592,476 Class P-I shares, 2,380 Class P-D shares, 938,083 Class P-S shares, and 8,190 Class P-T shares for a total of 7,334,297 aggregate shares issued under the DRP.
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
The Company may repurchase fewer shares than have been requested in any particular quarter to be repurchased under the SRP, or none at all, in its discretion at any time. Further, the Board of Directors may modify, suspend or terminate the SRP if it deems such action to be in the best interest of the Company and its shareholders or in response to regulatory changes or changes in law.
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
Since none of the events that would trigger the Liquidation Performance Participation Distribution was considered probable to occur, no liability was recognized related to the LPU as of June 30, 2023.
Additionally, certain employees of the Company received profits interest units from the LPU Holder in exchange for employment services. Since LPU Holder does not have any other operations or assets, the distribution an employee grantee shall receive from these profits interest units is the equivalent of the Liquidation Performance Participation Distribution the Company shall make to the LPU Holder. The Company has determined that the profits interest units do not represent a substantive class of the Company’s equity, and therefore, shall account for the potential distribution to employees as a payable in accordance with ASC Topic 710, Compensation—General. Since none of the events that would trigger the distribution was considered probable to occur, no liability was recognized as of June 30, 2023, and no compensation expense was recognized for the six months ended June 30, 2023.

Earnout Shares
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
In connection with the Acquisition, Group LLC received consideration of 24,365,133 Class P-I common shares, par value $0.001 per share (the “Class P-I shares”) and 13,071,153 of a newly created class of common shares of the Company designated as the Earnout Shares, par value $0.001 per share. In December 2022, the consideration was finalized, and 27,892 additional Class P-I shares were issued to Group LLC. The Earnout Shares are divided into three separate series, designated as “Tranche 1 Earnout Shares,” “Tranche 2 Earnout Shares,” and “Tranche 3 Earnout Shares.” The Earnout Shares are comprised of 4,357,051 Tranche 1 Earnout Shares, 4,357,051 Tranche 2 Earnout Shares, and 4,357,051 Tranche 3 Earnout Shares (consisting of 378,874 Class A Tranche 3 Earnout Shares and 3,978,177 Class B Tranche 3 Earnout Shares). All of the Earnout Shares except for the Class B Tranche 3 Earnout Shares were considered purchase consideration in the Acquisition. Each separate series of Earnout Shares initially do not have the right to participate in any distributions payable by the Company. However, upon the achievement of separate benchmark quarter-end run-rate revenue targets applicable to each series, or upon the occurrence of certain liquidity events, each series of Earnout Shares can become “Participating Earnout Shares.” The run-rate revenue of the Company or GREC (the “Run Rate Revenue”) upon which the benchmark targets are based is determined primarily by the calculation of third-party management fee revenue during each quarter and additional capital raised from the closing of the Acquisition through December 31, 2025 (as may be extended to December 31, 2026 upon the achievement of certain Run Rate Revenue targets).
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
The Earnout Shares included in purchase consideration are classified as contingent consideration liabilities and are subject to recurring fair value measurements until they reach the status of Participating Earnout Shares. As of June 30, 2023, the Run Rate Revenue exceeded $8.3 million but was less than $12,500,000. Accordingly, a total of 3,259,610 Tranche 1 Earnout Shares with a fair value of $28.8 million achieved the status of Participating Earnout Shares as of June 30, 2023, which was reclassified from Contingent consideration to Common stock, par value, and Additional paid-in capital in excess of par value on the Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, the fair value of the Earnout Shares that had not yet achieved the status of Participating Earnout Shares was $48.2 million and $75.7 million, respectively. The change in fair value of the contingent consideration is included in General and administrative expenses on the Consolidated Statements of Operations.

The following table is a summary of the shares issued, participating and repurchased during the period and outstanding as of June 30, 2023:

	Class A	Class C	Class I	Class P-A	Class P-I	Class P-D	Class P-S	Class P-T	Class EO(1)	Total
Shares outstanding as of December 31, 2022	16,140,997	2,672,994	6,403,191	814,900	125,313,984	191,573	46,261,457	245,314	—	198,044,410
Shares issued through reinvestment of distributions during the period	101,010	22,320	57,590	8,270	297,870	320	167,310	1,470	—	656,160
Shares repurchased during the period	(167,700)	(40,960)	(41,780)	—	(951,730)	—	(635,190)	—	—	(1,837,360)
Shares transferred during the period	—	—	—	—	11,170	—	(11,100)	—	—	70
Other capital activity	—	—	—	—	5,540	—	—	—	—	5,540
Shares outstanding as of March 31, 2023	16,074,307	2,654,354	6,419,001	823,170	124,676,834	191,893	45,782,477	246,784	—	196,868,820
Shares issued through reinvestment of distributions during the period	99,990	22,450	57,670	8,470	295,150	330	169,250	1,510	—	654,820
Shares repurchased during the period	(514,610)	(16,350)	(59,690)	—	(1,766,010)	—	(1,512,800)	(2,630)	—	(3,872,090)
Other capital activity	—	—	—	—	5,530	—	—	—	3,259,610	3,265,140
Shares outstanding as of June 30, 2023	15,659,687	2,660,454	6,416,981	831,640	123,211,504	192,223	44,438,927	245,664	3,259,610	196,916,690
(1)Class EO Other capital activity relates to shares that achieved participating earnout share status as discussed in Earnout Shares above.
As of June 30, 2023, none of the Company’s preferred shares were issued and outstanding.
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

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—
1-Dec-20	30-Jun-23	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158

On the last business day of each month, with the authorization of the Company’s Board of Directors, the Company declares distributions on each outstanding Class A, C, I, P-A, P-I, P-D, P-T and P-S shares. The following table reflects the distributions declared during the six months ended June 30, 2023:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2023	$7,385,833	$1,975,364	$9,361,197
March 1, 2023	6,678,931	1,776,832	8,455,763
March 31, 2023	7,420,114	1,942,196	9,362,310
May 1, 2023	7,114,291	1,888,056	9,002,347
June 1, 2023	7,373,263	1,933,639	9,306,902
July 3, 2023	7,144,663	1,871,338	9,016,001
Total	$43,117,095	$11,387,425	$54,504,520
The following table reflects the distributions declared during the period ended June 30, 2022:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
June 1, 2022	$6,954,111	$2,020,049	$8,974,160
July 1, 2022	7,344,811	1,889,655	9,234,466
Total	$14,298,922	$3,909,704	$18,208,626
All distributions paid for the six months ended June 30, 2023 and the period ended June 30, 2022 are expected to be reported as a return of capital to members for tax reporting purposes.
Cash distributions for the six months ended June 30, 2023 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s change in acquisition strategy to include a greater number of pre-operational assets that are not yet generating cash from operations, a significant amount of distributions will continue to be funded from other external financing sources until such projects become operational. Management fee and incentive fee revenue from our IM segment will also be utilized as a source of capital to fund distributions as this portion of our business grows.
Beginning July 1, 2023, the Company authorized and declared distributions for Class EO shares both in cash and pursuant to the DRP.
Note 19. Earnings Per Share
Basic earnings per share is calculated by dividing net loss attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period.

The following table reconciles the numerator and the denominator used to calculate basic earnings per share:

	For the three months ended June 30, 2023	For the period from May 19, 2022 through June 30, 2022	For the six months ended June 30, 2023
Numerator
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$13,813,633	$1,839,687	$(3,187,207)

Denominator
Weighted average shares, basic	197,150,092	201,992,520	197,701,288

Net income (loss) attributable to Greenbacker Renewable Energy Company LLC
Basic	$0.07	$0.01	$(0.02)
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

The following table presents the Company’s reportable segment financial results:

	For the three months ended June 30, 2023	For the period from May 19, 2022 through June 30, 2022	For the six months ended June 30, 2023
Energy revenue	$44,599,068	$19,791,259	$82,393,509
Other revenue	1,769,385	1,499,477	3,269,363
Contract amortization, net	(4,750,629)	(1,837,719)	(9,744,074)
Total IPP revenue	$41,617,824	$19,453,017	$75,918,798

Investment Management revenue	$4,405,213	$209,040	$6,331,202
The Company's CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vi) share-based compensation; (vii) other non-recurring costs that are unrelated to the continuing operations of the Company's segments; and (viii) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments. See “Results of Operations - Non-Investment Basis” Item 2 for additional discussion on Segment Adjusted EBITDA and segment results three and six months ended June 30, 2023 and the period ended June 30, 2022.

The following table reconciles total Segment Adjusted EBITDA to Net income (loss) attributable to Greenbacker Renewable Energy Company LLC:

	For the three months ended June 30, 2023	For the period from May 19, 2022 through June 30, 2022	For the six months ended June 30, 2023
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$21,282,734	$11,876,018	$36,802,792
IM Adjusted EBITDA	(879,736)	(740,391)	(2,152,657)
Total Segment Adjusted EBITDA	$20,402,998	$11,135,627	$34,650,135

Reconciliation:
Total Segment Adjusted EBITDA	$20,402,998	$11,135,627	$34,650,135
Unallocated corporate expenses	(6,690,768)	(3,232,186)	(15,516,443)
Total Adjusted EBITDA	13,712,230	7,903,441	19,133,692

Less:
Share-based compensation expense	2,752,732	1,334,474	5,512,866
Change in fair value of contingent consideration	(982,904)	—	1,317,096
Non-recurring professional services and legal fees	895,380	1,757,161	2,186,210
Depreciation, amortization and accretion(1)	38,038,147	8,019,612	60,155,365
Operating loss	$(26,991,125)	$(3,207,806)	$(50,037,845)

Interest expense, net	(8,792,202)	(2,753,708)	(17,426,663)
Unrealized gain on interest rate swaps, net	9,739,622	—	11,969,331
Unrealized (loss) gain on investments, net	(1,894,695)	512,058	677,773
Other (expense) income, net	(9,402)	(360,551)	30,535
Net loss before income taxes	$(27,947,802)	$(5,810,007)	$(54,786,869)

Benefit from (provision for) income taxes	7,411,579	(582,544)	2,618,812
Net loss	$(20,536,223)	$(6,392,551)	$(52,168,057)

Less: Net loss attributable to noncontrolling interests	(34,349,856)	(8,232,238)	(48,980,850)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$13,813,633	$1,839,687	$(3,187,207)
(1)Includes contract amortization, net in the amount of $4.8 million, $1.8 million and $9.7 million, respectively, for the three months ended June 30, 2023, the period ended June 30, 2022 and the six months ended June 30, 2023, which are included in Contract amortization, net on the Consolidated Statements of Operations.
Assets are not allocated to the Company’s segments for internal reporting purposes.
Note 21. Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no subsequent events requiring adjustment or disclosure in the Consolidated Financial Statements, except as described below.
Derivative assets
On July 20, 2023, the Company terminated five forward swaps and received consideration of $27.0 million.

Consolidated Financial Statements (Investment Basis)
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the period from April 1, 2022 through May 18, 2022	For the period from January 1, 2022 through May 18, 2022
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$—	$12,547,447
Total investment income from controlled, affiliated investments	$—	$12,547,447

Investment income from non-controlled, non-affiliated investments:
Interest income	529,095	1,279,349
Total investment income	$529,095	$13,826,796

Operating expenses:
Management fee expense	3,774,840	10,661,560
Audit and tax expense	310,178	906,679
Interest and financing expenses	593,397	1,313,882
General and administration expenses	1,608	205,718
Performance participation fee	—	384,065
Legal expenses	2,184,173	3,040,571
Directors fees and expenses	99,368	568,489
Transfer agent expense	104,102	301,362
Other professional fees expenses	—	2,531,932
Administrator expenses	2,155,303	2,155,303
Other expenses *	146,541	957,177
Total expenses	9,369,510	23,026,738
Net investment loss before taxes	(8,840,415)	(9,199,942)
(Benefit from) income taxes	(1,151,099)	(4,315,392)
Net investment loss	(7,689,316)	(4,884,550)

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized loss on investments	—	(1,688)
Net change in unrealized appreciation (depreciation) on:
Investments	3,051,960	13,647,821
Foreign currency translation	(41,940)	(26,172)
Swap contracts	18,923,682	35,266,332
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(4,300,912)	(13,223,285)
Net increase in net assets attributed to members' equity	$9,943,474	$30,778,458

Common share per share information —basic and diluted:
Net investment loss	$(0.04)	$(0.03)
Net increase in net assets attributed to members' equity	$0.06	$0.18
Weighted average common shares outstanding	177,311,647	174,129,549
* For the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022, Other expenses includes $0.2 million and $0.7 million of net realized losses on swap contracts, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Total members’ equity (net assets)
Balances as of December 31, 2021	165,387,519	$165,388	$1,468,107,899	$(134,628,568)	$18,112,450	$93,893,884	$(98,244)	$(6,242,177)	$1,439,310,632
Proceeds from issuance of common shares, net	11,881,864	11,882	104,561,989	—	—	—	—	—	104,573,871
Issuance of common shares under distribution reinvestment plan	640,432	640	5,551,402	—	—	—	—	—	5,552,042
Repurchases of common shares	(720,146)	(720)	(6,261,773)	—	—	—	—	—	(6,262,493)
Offering costs	—	—	(331,481)	—	—	—	—	—	(331,481)
Deferred sales commissions	—	—	—	(86,975)	—	—	—	—	(86,975)
Shareholder distributions	—	—	—	(23,977,142)	—	—	—	—	(23,977,142)
Net investment income	—	—	—	2,804,766	—	—	—	—	2,804,766
Net realized loss on investments	—	—	—	—	(1,688)	—	—	—	(1,688)
Net change in unrealized appreciation on investments	—	—	—	—	—	10,595,861	—	—	10,595,861
Net change in unrealized appreciation on foreign currency translation	—	—	—	—	—	—	15,768	—	15,768
Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	16,342,650	16,342,650
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(8,922,373)	—	—	(8,922,373)
Balances as of March 31, 2022	177,189,669	$177,190	$1,571,628,036	$(155,887,919)	$18,110,762	$95,567,372	$(82,476)	$10,100,473	$1,539,613,438
Proceeds from issuance of common shares, net	42,935	42	377,699	—	—	—	—	—	377,741
Issuance of common shares under distribution reinvestment plan	222,844	223	1,934,467	—	—	—	—	—	1,934,690
Repurchases of common shares	—	—	—	—	—	—	—	—	—
Offering costs	—	—	101,885	—	—	—	—	—	101,885
Deferred sales commissions	—	—	—	(5,622)	—	—	—	—	(5,622)
Shareholder distributions	—	—	—	(8,225,698)	—	—	—	—	(8,225,698)
Net investment loss	—	—	—	(7,689,316)	—	—	—	—	(7,689,316)
Net change in unrealized appreciation on investments	—	—	—	—	—	3,051,960	—	—	3,051,960
Net change in unrealized depreciation on foreign currency translation	—	—	—	—	—	—	(41,940)	—	(41,940)
Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	18,923,682	18,923,682
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(4,300,912)	—	—	(4,300,912)
Balances as of May 18, 2022	177,455,448	$177,455	$1,574,042,087	$(171,808,555)	$18,110,762	$94,318,420	$(124,416)	$29,024,155	$1,543,739,908
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

For the period from January 1, 2022 through May 18, 2022
Operating activities:
Net increase in net assets from operations	$30,778,458
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	520,183
Gross funding of new or existing investments	(339,424,218)
Return of capital	210,519,840
Proceeds from principal payments and sales of investments	12,325,274
Sales of money market funds, net	52,101,113
Net realized loss on investments	1,688
Net change in unrealized (appreciation) on investments	(13,647,821)
Net change in unrealized depreciation on foreign currency translation	26,172
Net change in unrealized (appreciation) on swap contracts	(35,266,332)
Deferred tax expense	8,907,893
(Increase) decrease in other assets:
Receivable for investments sold	69,994
Receivable for return of capital	(498,282)
Dividend receivable	(1,319,990)
Other assets	821,032
Increase (decrease) in other liabilities:
Payable for investments purchased	324,115
Management fee payable	(861,491)
Performance participation fee payable	(2,974,704)
Accounts payable and accrued expenses	5,931,893
Net cash (used in) operating activities	(71,665,183)

Financing activities:
Paydowns on credit facility and term note	(1,266,578)
Proceeds from issuance of common shares, net	105,248,439
Distributions paid	(30,891,000)
Offering costs	(809,401)
Deferred sales commission	(660,719)
Repurchases of common shares	(13,756,471)
Net cash provided by financing activities	57,864,270

Net decrease in cash and cash equivalents	(13,800,913)
Cash, cash equivalents and restricted cash, beginning of period	121,863,392
Cash, cash equivalents and restricted cash, end of period	$108,062,479

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$72,110,606
Restricted cash	35,951,873
Total cash, cash equivalents and restricted cash	$108,062,479

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$532,081
Due to GCM for offering costs	$27,805
Deferred sales commission payable	$4,058,504
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (unaudited)
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

Note 2. Significant Accounting Policies (cont.)
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
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common members per share and net investment loss per share for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022.

Note 2. Significant Accounting Policies (cont.)

	For the period from April 1, 2022 through May 18, 2022	For the period from January 1, 2022 through May 18, 2022
Basic and diluted
Net investment loss	$(7,689,316)	$(4,884,550)
Net increase in net assets attributed to common members	$9,943,474	$30,778,458
Net investment loss per share	$(0.04)	$(0.03)
Net increase in net assets attributed to common members per share	$0.06	$0.18
Weighted average common shares outstanding	177,311,647	174,129,549
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
Administrator Expenses
Greenbacker Administration served as the LLC’s administrator from commencement of operations through May 18, 2022. Under the terms of the Administration Agreement between the LLC, GREC and the Administrator, certain asset management, construction management, compliance and oversight services, as well as asset accounting and administrative services, were performed by the Administrator. The Administration Agreement was terminated in connection with the Acquisition. The fees incurred for these services are recorded as a reduction to Dividend income in the Consolidated Statements of Operations to the extent that there is sufficient dividend income from the individual project entities. Administrator expenses in excess of dividend income are recorded with Operating expenses on the Consolidated Statements of Operations.
For the period from April 1, 2022 through May 18, 2022, the LLC incurred expenses from the Administrator in excess of the dividend income from the project companies due to the structure of certain of the project company agreements that only allow for distributions to be determined quarterly. The Administrator expense in excess of dividend income was $2.2 million and was recorded as Administrator expenses on the Consolidated Statements of Operations for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022.
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
Performance Participation Fee
Under the Fourth Operating Agreement, the incentive fee payable by the LLC was simplified to be structured with two components: the “Performance Participation Fee” and the “Liquidation Performance Participation Fee” (each as defined in Note 4. Related Party Agreements and Transaction Agreements). Prior to the Acquisition, the Performance Participation Fee was based on the LLC's total return amount during the relevant calculation period. The calculation of the Performance Participation Fee is further detailed in Note 4. Related Party Agreements and Transaction Agreements. The Performance Participation Fee was accounted for and classified as an operating expense and reflected as the Performance participation fee on the Consolidated Statements of Operations. The Performance participation fee recorded on the Consolidated Statements of Operations for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022 is nil and $0.4 million, respectively.

Note 2. Significant Accounting Policies (cont.)
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
The effect of derivative instruments on the Consolidated Statements of Operations

Risk Exposure	Change in net unrealized depreciation on derivative transactions for the period from April 1, 2022 through May 18, 2022	Change in net unrealized depreciation on derivative transactions for the period from January 1, 2022 through May 18, 2022
Swaps
Interest Rate Risk	$18,923,682	$35,266,332
	$18,923,682	$35,266,332

Risk Exposure	Other expenses for the period from April 1, 2022 through May 18, 2022	Other expenses for the period from January 1, 2022 through May 18, 2022
Swaps
Interest Rate Risk	$184,036	$650,906
	$184,036	$650,906

Note 2. Significant Accounting Policies (cont.)
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

Note 2. Significant Accounting Policies (cont.)
The effective tax rate for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022 is 24.9% and 22.5%, respectively. For the period from April 1, 2022 through May 18, 2022, the primary items giving rise to the difference between the 21.0% statutory rate for corporations and the 24.9% effective tax rate are state taxes, federal tax credits and permanent differences primarily related to expenses recorded at the partnership level which are not taxable. For the period from January 1, 2022 through May 18, 2022, the primary items giving rise to the difference between the 21.0% statutory rate for corporations and the 22.5% effective tax rate are state taxes, federal tax credits, and other permanent differences primarily related to expenses recorded at the partnership level which are not taxable.
Note 3. Valuation of Investments at Fair Value
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the period ended May 18, 2022:

	Balance as of December 31, 2021	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and repayments of investments(2)	Net realized loss on investments	Balance as of May 18, 2022
Limited Liability Company Member Interests	$1,332,932,893	$13,652,146	$—	$322,059,701	$(210,519,840)	$—	$(1,688)	$1,458,123,212
Capital Stock	1,749,886	(4,325)	(26,172)	—	—	—	—	1,719,389
Energy Efficiency - Secured Loans	380,640	—	—	—	—	(55,000)	—	325,640
Secured Loans - Other	33,286,139	—	—	17,364,517	—	(12,270,274)	—	38,380,382
Total	$1,368,349,558	$13,647,821	$(26,172)	$339,424,218	$(210,519,840)	$(12,325,274)	$(1,688)	$1,498,548,623
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

Note 4. Related Party Agreements and Transaction Agreements (cont.)
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

Note 4. Related Party Agreements and Transaction Agreements (cont.)
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
Note 5. Borrowings
On January 5, 2018, the LLC, through GREC HoldCo, entered into a credit facility agreement (the “Credit Facility”). The Credit Facility consisted of a loan of up to the lesser of $60.0 million or a borrowing base amount based on various solar projects that act as collateral for the Credit Facility, of which approximately $25.7 million was drawn down at closing. The Credit Facility allowed for additional drawdowns through December 31, 2018 and converted to a term loan with a maturity on January 5, 2024.
On June 20, 2019, the LLC, through GREC HoldCo, entered into an amended and restated credit agreement (the “New Credit Facility”). The New Credit Facility consists of a loan of up to the lesser of $110.0 million or a borrowing base amount based on various solar projects that act as collateral for the credit facility, of which approximately $58.3 million was drawn down at closing. In November 2020, the LLC, through GREC HoldCo, entered into the Second Amended and Restated Credit Agreement, which amends the New Credit Facility to make available a non-revolving line of credit facility that will convert into a term loan facility and a letter of credit facility. The commitments of the lenders aggregate to $97.8 million between existing term loans, future committed loans and letters of credit, of which approximately $90.7 million was drawn at closing. The New Credit Facility allows for additional drawdowns through November 25, 2021, at which point the outstanding loans shall convert to an additional term loan that matures on June 20, 2025.
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

Note 5. Borrowings (cont.)
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
The following table shows the components of interest expense related to the LLC's borrowings for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022:

	For the period from April 1, 2022 through May 18, 2022	For the period from January 1, 2022 through May 18, 2022
Credit Facility commitment fee	$16,276	$136,171
Credit Facility loan interest	269,277	657,528
Amortization of deferred financing costs	307,844	520,183
Total	$593,397	$1,313,882
Weighted average interest rate on Credit Facility	2.3%	2.0%
Weighted average outstanding balance of Credit Facility	$80,884,642	$81,707,643
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

Note 6. Members’ Equity (cont.)
The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the period from January 1, 2022 through May 18, 2022 were as follows:

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

Note 6. Members’ Equity (cont.)

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

Note 7. Distributions (cont.)
Cash distributions paid during the periods presented were funded from the following sources noted below:

For the period from January 1, 2022 through May 18, 2022
Cash from operations	$—
Offering proceeds	30,891,000
Total cash distributions	$30,891,000
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

	For the period from January 1, 2022 through May 18, 2022
	Class A shares	Class C shares	Class I shares	Class P-A shares	Class P-I shares	Class P-D shares	Class P-S shares	Class P-T shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.32	$8.13	$8.32	$8.58	$8.80	$8.80	$8.74	$8.52
Net investment loss	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)
Net realized and unrealized gain on investments and swap contracts	0.28	0.28	0.28	0.28	0.28	0.28	0.28	0.28
Change in translation of assets and liabilities denominated in foreign currencies (2)	—	—	—	—	—	—	—	—
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)
Net increase in net assets attributed to common members	0.18	0.18	0.18	0.18	0.18	0.18	0.18	0.18
Shareholder distributions:
Distributions from net investment income	—	—	—	—	—	—	—	—
Distributions from offering proceeds	(0.18)	(0.18)	(0.18)	(0.18)	(0.19)	(0.19)	(0.19)	(0.19)
Other (3)	(0.02)	—	(0.02)	(0.01)	—	—	(0.01)	0.01
Net decrease in members’ equity attributed to common shares	(0.20)	(0.18)	(0.20)	(0.19)	(0.19)	(0.19)	(0.20)	(0.18)
Net asset value for common shares at end of period	$8.30	$8.13	$8.30	$8.57	$8.79	$8.79	$8.72	$8.52
Common members’ equity at end of period	$138,068,890	$22,503,138	$53,501,158	$6,803,177	$908,567,764	$1,747,849	$410,490,496	$2,057,436
Common shares outstanding at end of period	16,626,973	2,766,760	6,445,062	794,193	103,334,227	198,948	47,047,838	241,447

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	1.93%	2.24%	1.97%	2.07%	2.10%	2.06%	2.00%	2.31%
Ratio of net investment income to average net assets	(2.58%)	(2.64%)	(2.59%)	(2.50%)	(2.43%)	(2.44)%	(2.46)%	(2.52)%
Ratio of operating expenses to average net assets	12.18%	12.44%	12.19%	11.79%	11.46%	11.52%	11.60%	11.87%
Portfolio turnover rate	0.84%	0.84%	0.84%	0.84%	0.84%	0.84%	0.84%	0.84%
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
Organizational Overview
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through GCM investment management services to funds within the sustainable infrastructure and renewable energy industry. As of June 30, 2023, the Company’s fleet comprised 457 renewable energy projects with an aggregate power production capacity of approximately 3.4 GW, which includes operating capacity of approximately 1.4 GW and pre-operational capacity of approximately 2.0 GW. As of June 30, 2023, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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
The segment discussion following, and included in Part II — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Quarterly Report, reflects information on our business as of June 30, 2023, and includes the impact of the Acquisition.
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

As of June 30, 2023, our fleet comprised 457 renewable energy projects with an aggregate power production capacity of approximately 3.4 GW when fully operational, as summarized below.

Technology	Number of Assets		Capacity in MW
	Operating	Pre-Operating	Operating	Pre-Operating
Solar	309	96	979.4	1,908.3
Wind	16	1	386.1	54.4
Biomass	1	N/A	12	N/A
Battery Storage	19	11	8.3	14.1
Energy Efficiency	4	N/A	N/A	N/A
Total	349	108	1,385.8	1,976.8
We have diversified our fleet of renewable energy projects both by industry type as illustrated above, and geographically. As of June 30, 2023, our fleet was spread across 32 states, Canada, Puerto Rico and Washington, D.C., as illustrated below.
PORTFOLIO ASSET MAP
* Solar asset in Canada is not shown on the map

REGIONAL BREAKDOWN (% Capacity)

South Region, 2.4%
West Region, 9.2%
East Region, 39.5%
Mountain Region, 24.2%
Mid-West Region, 24.7%

TOTAL OPERATING CAPACITY (% Capacity)
Biomass, 0.8%
Battery Storage, 0.6%
Wind, 27.9%
Solar, 70.7%

TOTAL PRE-OPERATING CAPACITY (% Capacity)
Battery Storage, 0.7%
Wind, 2.8%
Solar, 96.5%

CAPACITY BREAKDOWN
Technology	Percent capacity (%)	Size (MW)
Solar	85.8	2,887.7
Wind	13.1	440.5
Biomass	0.4	12.0
Battery Storage	0.7	22.4
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
As of June 30, 2023, the PPA contracts in our existing operating fleet have approximately 18 weighted average years remaining prior to exposure to market prices.
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
The following chart illustrates the allocation by percentage of the Company’s contracted offtakers by counterparty type and creditworthiness as of June 30, 2023:

HIGH-CREDIT-QUALITY OFFTAKERS (% Capacity)

Investment-Grade Municipality, 4.0%
Investment-Grade Corporation, 9.5%
Non-Rated*, 8.3%
Investment-Grade Utility, 78.2%

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

General Market Overview for Alternative Energy Projects
The U.S. electric consumer expects a virtually error-free, consistent supply of sufficient electricity at all times for all purposes. The U.S. power industry, which includes energy generation and transmission, is structured to ensure sufficient, constant supply of energy to all end-users to meet varying demand requirements on a minute-by-minute basis. Historically, the mix of electricity supply was dependent largely on fossil fuels such as coal and natural gas as well as nuclear and hydroelectric power. However, this is changing rapidly due to the rise of renewable energy and the ongoing electrification of the transportation fleet. According to the EIA, as late as 2014, fossil fuels such as coal, petroleum and gas supplied about 67% of the U.S.’s energy requirements. Since then, however, there has been a shift in the mix highlighted by a substantial rise in renewables, which grew to 22% of the U.S. power generation mix in 2022. The EIA expects this trend to continue, estimating that in 2023 renewables will rise to 23% of the U.S.’s power generation mix (and continue to increase in 2024). The advance of renewable energy has also created new opportunities in adjacent energy transition investments including energy storage and grid enhancements. Furthermore, advances in electric vehicle adoption have created a substantial need for investment in charging stations and other related infrastructure.
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
The U.S. Renewable Energy Industry Has Been a High-Growth Market
The market for renewable energy has grown rapidly over the past decade. According to the EIA, renewables will now account for 23% of U.S. electric generation in 2023. In 2022, renewable energy sources generated over 1,087 billion kWh of electricity and are expected to generate more than 1,109 billion kWh of power in 2023.
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
Energy Transition Investments Have Grown Substantially and Are Expected to Continue
According to BNEF, annual global investment in the energy transition has more than quadrupled in the past decade, reaching new heights each year of that period. In 2022, energy transition investments reached a record-high $1.1 trillion, significantly surpassing the previous record of $849 billion in 2021.
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
In general, our tax equity investments are structured using the “partnership flip” structure. Under partnership flip structures, we and our tax equity investors contribute cash into a partnership to fund the acquisition of renewable energy or energy storage systems. Upon the satisfaction of certain conditions precedent, tax equity fund commitments become available. The conditions precedent to funding vary across our tax equity funds but generally require that we have entered into a PPA with a credit worthy offtaker, the renewable energy system is expected to be eligible for the Section 48(a) ITC or Section 45(a) PTC, there is a recent appraisal from an independent appraiser establishing the fair market value of the renewable energy system, certain construction milestones are met and verified by an independent engineer, and the property is in an approved state or territory. Initially, the tax equity investor receives substantially all of the non-cash value attributable to the renewable energy systems and energy storage systems, which includes accelerated depreciation and Section 48(a) ITCs or Section 45(a) PTCs; however, we typically receive a majority of the cash distributions, which are generally paid quarterly. These allocations then flip once certain time or yield based milestones are met. Time based flips occur on a set date after a five-year recapture period while yield based flips occur after the tax equity investor achieves a specified return, typically on an after-tax basis. After the flip occurs, we receive substantially all of the cash and tax allocations.
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
Current Competition in the Alternative Energy — Wind Marketplace
We believe that market conditions remain favorable for wind development and, according to the EIA, the U.S. wind industry is expected to add 6 GW of new wind capacity in 2023 and is expected to add another 7 GW in 2024. Particularly for smaller middle market transactions involving assets similar to those in our current portfolio, we believe that we will continue to be competitive in bidding for wind assets. We also believe that we may see opportunities to purchase operating wind assets which have run through their tax credits.
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
We believe that this countercyclical diversification is highly beneficial in managing our cash flows throughout the year. We also believe that we are well positioned to find target assets in this sector. In the past two years alone, we have acquired over 200 MW of wind assets. These purchases have enabled us to build relationships with respected developers, whom we may be able to work with in the near future.

General Market Overview for Battery Storage
According to Mercom Capital, in 2022, annual corporate funding in the battery storage sector reached a record high $26.4 billion across more than 120 deals, marking an increase of 55% from the $17 billion seen in 2021 driven by falling costs, particularly in certain battery chemistries such as lithium-ion. Long-duration storage has been gaining particular traction as a commercially viable solution to challenges created by intermittent energy resources such as solar or wind. Additionally, under the IRA—and for the first time ever—standalone projects are now eligible for the 30% ITC.
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
Since inception, GCM’s management team has developed significant commercial relationships and capital raising processes across multiple industries that we can continue to develop and grow. Both the IPP business and IM business have complementary growth strategies that will continue to provide the Company with diversification in its revenue streams, as well as give us several alternate ways of raising capital, decreasing our reliance upon public capital markets for growth. Additionally, we expect that the combination will enable the Company to continue benefiting from cost savings through the sharing of overhead and through the elimination of management fees that were formerly being charged to the Company by its external investment manager. We believe that this has the potential to result in an increase in the value of the Company, as the fully integrated and internally managed company represents a platform that can take advantage of many market opportunities while at the same time reducing the Company's overhead and increasing its profitability through the inclusion of IM revenue streams.
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
Greenbacker Renewable Opportunity Zone Fund
GROZ is an investment vehicle dedicated to investing in renewable energy investment opportunities that are located within “Qualified Opportunity Zones” as designated by the Internal Revenue Service, in order to capture the potential growth from, and the advantages offered under, the JOBS Act. Qualified Opportunity Zones target lower income communities in the U.S., with capital investment, have significant potential for economic development and job creation. GROZ is now closed to new investment.
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
In conjunction with the Acquisition and specifically the acquisition of a 75.00% equity interest in GDEV GP, the Company also assumed GDEV GP's additional commitment to GDEV and gained control over GDEV GP. Additionally, the Company through the GDEV GP’s role as general partner of GDEV, assumed operational control over GDEV. As a result of the Company consolidating GDEV during the period from May 19, 2022 through November 17, 2022, the management fee revenue earned under the advisory agreement with GDEV was considered intercompany revenue and is therefore eliminated in consolidation. On November 18, 2022, GREC sold its investment in GDEV to an unrelated third party. As of June 30, 2023, GDEV GP held 2.80% of the interests in GDEV. The Company has determined that it no longer has the obligation to absorb losses of GDEV, nor the right to receive benefits from GDEV that could be potentially significant to GDEV, and therefore, no longer consolidates GDEV. As a result of the deconsolidation of GDEV on November 18, 2022, management fee revenue is no longer eliminated and is recorded on the Consolidated Statements of Operations.
In March 2022, GCM closed GDEV I to new investors and launched a successor fund called GDEV II, which also aims to make private equity and development capital investments in the sustainable infrastructure industry. The Company is eligible to receive management fees based on the aggregate cost basis of all portfolio securities, as well as certain performance-based incentive fees from GDEV II.
Greenbacker Renewable Energy Company II, LLC
GREC II was launched in May 2022 and is an investment vehicle that intends to acquire, own and operate renewable energy projects with an emphasis on up-and-coming areas of the energy investment sector, including battery storage, mobility and other related investments. GREC II is structured as a total return vehicle which is expected to prioritize long–term internal rates of return over near-term cash yields. GREC II intends to deploy into pre-construction and operating renewable energy projects, as well as energy efficiency, battery storage, mobility and other related investments. The Company is eligible to receive management fees, as well as certain performance-based incentive fees and administrative fees from GREC II under the advisory agreement.
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
General Market Risks
Our business and the success of our strategies are affected by global and national economic, political and market conditions generally and also by the local economic conditions where its assets are located. Certain external events such as public health crises, including the COVID-19 and its variants, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns. Although more normalized activities have resumed and there has been improvement due to global and domestic vaccination efforts, at this time we cannot predict the full extent of the impacts of the COVID-19 pandemic on the Company and the economy as a whole. Additionally, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022, and 2023, and have indicated likely further interest rate increases. The full impact of such external events on the financial and credit markets and consequently on our financial conditions and results of operations is uncertain and cannot be fully predicted. We will continue to monitor these events and will adjust our operations as necessary.
Size of Fleet
The size of our fleet of operating renewable energy projects is a key revenue driver. Generally, as the size of our operating fleet grows, the amount of revenue we receive will increase. In addition, our fleet of renewable energy projects may grow at an uneven pace, as opportunities to make investments in our target assets may be irregularly timed, and the timing and extent of our success in acquiring such assets, cannot be predicted.
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

Results of Operations - Non-Investment Basis
Three months ended June 30, 2023
A discussion of the results of operations for the three months ended June 30, 2023 is included below.

	For the three months ended June 30, 2023
	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$44,599,068	$—	$—	$44,599,068
Investment Management revenue	—	4,405,213	—	4,405,213
Other revenue	1,769,385	—	—	1,769,385
Operating revenue	$46,368,453	$4,405,213	$—	$50,773,666
Contract amortization, net	(4,750,629)	—	—	(4,750,629)
Total revenue	$41,617,824	$4,405,213	$—	$46,023,037

Operating expenses
Direct operating costs	$21,852,000	$4,661,723	$566	$26,514,289
General and administrative	3,239,033	769,933	9,327,759	13,336,725
Depreciation, amortization and accretion	30,894,430	—	2,268,718	33,163,148
Total operating expenses	$55,985,463	$5,431,656	$11,597,043	$73,014,162

Operating loss	$(14,367,639)	$(1,026,443)	$(11,597,043)	$(26,991,125)
Operating loss margin(1)	(35)%	(23)%	NM	(59)%

Adjusted EBITDA	$21,213,179	$(840,842)	$(6,660,107)	$13,712,230
Adjusted EBITDA margin(2)(3)	46%	NM	N/A	27%
(1)Operating loss margin is calculated by dividing operating loss by total revenue.
(2)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenue, excluding the impact of contract amortization.
(3)The Company's CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vii) share-based compensation; (vii) other non-recurring costs that are unrelated to the continuing operations of the Company’s segments; and (viii) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments. See later in this Item 2 for a reconciliation of total Segment Adjusted EBITDA to net loss. See also Part I – Item 1 – Note 20. Segment Reporting, in the Notes to the Consolidated Financial Statements prepared under the Non-Investment Basis for more information regarding our segment determination.
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
For the three months ended June 30, 2023, the Company generated $44.6 million of Energy revenue which includes $39.6 million of PPA revenue and is driven by the underlying electricity production from our operating renewable energy projects. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type.

For the three months ended June 30, 2023, Energy revenue was primarily comprised of PPA contracts of $39.6 million. The Company’s operating wind fleet, which includes 16 operating assets comprising 386.1 MW of capacity, generated $14.1 million in PPA revenue from 268,980 MWh of production during the three months ended June 30, 2023. The Company’s operating solar fleet, which includes 309 operating assets comprising 979.4 MW of capacity, generated $24.1 million in PPA revenue from 483,816 MWh of production during the three months ended June 30, 2023. The remaining PPA revenue generated during the three months ended June 30, 2023 was from our biomass and battery storage assets.
During the three months ended June 30, 2023, the Company recorded $4.5 million in REC and other incentive revenue, primarily from its operating solar fleet, which is included in Energy revenue in the table above and on the Consolidated Statements of Operations.
During the three months ended June 30, 2023, the Company recorded a net non-cash amortization expense of $4.8 million driven by favorable PPA and REC contract intangible assets, net of the impact of out-of-market contracts, which is reflected as a reduction to total revenue in the table above and on the Consolidated Statements of Operations.
The table below provides summary statistics on the IPP fleet as of and for the quarters ended June 30, 2023 and 2022.

Portfolio Metrics	June 30, 2023	June 30, 2022	Change	Change as %
Power-production capacity of operating fleet at end of period	1.4 GW	1.2 GW	0.2 GW	14%
Power-generating capacity of pre-operational fleet at end of period	2.0 GW	1.6 GW	0.4 GW	21%
Total power-generating capacity of fleet at end of period	3.4 GW	2.9 GW	0.5 GW	18%
Total energy produced (MWh)	765,532	656,125	109,407	17%
YTD total energy produced at end of period (MWh)	1,341,887	1,161,792	180,095	16%
Total number of fleet assets at end of period	457	425	32	8%
Other Revenue - IPP
For the three months ended June 30, 2023, the Company generated $1.8 million of Other revenue from the IPP segment. Other revenue was driven by interest income generated from the Company’s secured loans to developers of renewable energy projects and dividends declared on equity method investments.
Direct Operating Costs - IPP

For the three months ended June 30, 2023
Operations and maintenance	$10,526,376
Property taxes, insurance and site lease	7,596,126
Salaries and benefits, professional fees and other	3,729,498
Direct operating costs - IPP	$21,852,000
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
Direct operating costs for the IPP segment was $21.9 million for the three months ended June 30, 2023. This includes $18.1 million of direct costs incurred at the project level as well as $3.7 million of salary and compensation related expenses as well as professional and other costs directly attributable to the revenue generating activities of IPP.
General and administrative
General and administrative expenses related to the IPP segment were $3.2 million for the three months ended June 30, 2023. These expenses are the indirect costs allocable to IPP and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IPP segment.

Depreciation, amortization and accretion
Depreciation, amortization and accretion expense was $30.9 million for the IPP segment for the three months ended June 30, 2023. This expense includes $29.5 million of depreciation expense on the property, plant and equipment associated with IPP. Additionally, in the second quarter, the Company engaged in three wind repower projects where the existing assets will be retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Depreciation of fixed assets replaced is accelerated between the mobilization milestone date in the related EPC contract and the date of de-electrification of the project site. The Company began accelerating depreciation on two projects, resulting in $15.8 million of additional depreciation in the second quarter. The Company expects to accelerate an additional $35.5 million of depreciation through the end of the year related to these repower projects.
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
Revenue from the IM segment was $4.4 million for the three months ended June 30, 2023 and was generated from the managed funds discussed previously. For the three months ended June 30, 2023, the Company earned management fees of $0.6 million and $0.7 million from GDEV I and GDEV II, respectively. In addition, total revenue related to GREC II was $3.0 million for the three months ended June 30, 2023, which consists of $1.2 million in revenue related to GREC II performance-based incentive fees, $0.9 million in management fees and $1.0 million in administrative fee revenue for administrative services performed by Greenbacker Administration for GREC II. Administrative fee revenue is charged to the managed funds at cost with no additional margin.
Direct Operating Costs – IM
Direct operating costs within the IM segment represents the costs for the investment management services for the managed funds. This includes the costs to raise and deploy capital for such funds.
Direct operating costs for the IM segment were $4.7 million for the three months ended June 30, 2023. Direct operating costs primarily consisted of the salary and compensation related expenses for GCM’s dedicated professionals who raise capital and then invest it in renewable energy projects for the managed funds.
General and administrative
General and administrative expenses related to the IM segment were $0.8 million for the three months ended June 30, 2023. These expenses represent the indirect costs allocable to the IM segment and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions supporting such third-party funds. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IM segment.
Corporate
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment. Unallocated corporate expenses also include non-recurring professional services and legal fees.
General and administrative expenses for Corporate were $9.3 million for the three months ended June 30, 2023. This included overhead costs not directly allocable to the Company’s two segments.

Depreciation, amortization and accretion expense was $2.3 million for the three months ended June 30, 2023, which primarily relates to amortization expense on finite lived intangible assets.
Non-operating income and expense
During the three months ended June 30, 2023, the Company recorded $8.8 million of interest expense associated with outstanding debt. Refer to “Liquidity and Capital Resources” for additional discussion. Additionally, the Company recorded a net unrealized loss on investments of $1.9 million driven by the Company’s investment in OYA, primarily offset by an unrealized gain to the Company’s investments in Aurora Solar. Additionally, the Company recorded an unrealized gain on interest rate swaps of $9.7 million related to two dedesignated interest rate swaps. The impact of other non-operating income and expense for the three months ended June 30, 2023 was not material.
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

Segment Adjusted EBITDA is determined for our segments consistent with the adjustments noted above for but further excludes unallocated corporate expenses, including non-recurring professional services and legal fees, as these items are centrally controlled and are not directly attributable to any reportable segment.

The following table reconciles total Segment Adjusted EBITDA to Net income (loss) attributable to Greenbacker Renewable Energy Company LLC:

For the three months ended June 30, 2023
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$21,282,734
IM Adjusted EBITDA	(879,736)
Total Segment Adjusted EBITDA	$20,402,998

Reconciliation:
Total Segment Adjusted EBITDA	$20,402,998
Unallocated corporate expenses	(6,690,768)
Total Adjusted EBITDA	13,712,230

Less:
Share-based compensation expense	2,752,732
Change in fair value of contingent consideration	(982,904)
Non-recurring professional services and legal fees	895,380
Depreciation, amortization and accretion(1)	38,038,147
Operating loss	$(26,991,125)

Interest expense, net	(8,792,202)
Unrealized gain on interest rate swaps, net	9,739,622
Unrealized (loss) gain on investments, net	(1,894,695)
Other (expense) income, net	(9,402)
Net loss before income taxes	(27,947,802)

Benefit from (provision for) income taxes	7,411,579
Net loss	$(20,536,223)
Less: Net loss attributable to noncontrolling interests	(34,349,856)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$13,813,633
(1)Includes contract amortization, net in the amount of $4.8 million for the three months ended June 30, 2023, which is included in Contract amortization, net on the Consolidated Statements of Operations.

The period from May 19, 2022 through June 30, 2022
A discussion of the results of operations for the period from May 19, 2022 through June 30, 2022 (the “period ended June 30, 2022”) is included below.

	For the period from May 19, 2022 through June 30, 2022
	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$19,791,259	$—	$—	$19,791,259
Investment Management revenue	—	209,040	—	209,040
Other revenue	1,499,477	—	—	1,499,477
Operating revenue	$21,290,735	$209,040	$—	$21,499,776
Contract amortization, net	(1,837,719)	—	—	(1,837,719)
Total revenue	$19,453,017	$209,040	$—	$19,662,057

Operating expenses
Direct operating costs	$8,013,858	$701,498	$—	$8,715,356
General and administrative	1,400,860	247,933	6,323,821	7,972,614
Depreciation, amortization and accretion	5,061,416	—	1,120,477	6,181,893
Total operating expenses	$14,476,134	$949,431	$7,444,298	$22,869,863

Operating income (loss)	$4,976,882	$(740,391)	$(7,444,298)	$(3,207,807)
Operating income (loss) margin(1)	25%	NM	N/A	(16)%

Adjusted EBITDA	$11,876,018	$(740,391)	$(3,232,186)	$7,903,441
Adjusted EBITDA margin(2)(3)	56%	NM	N/A	37%
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
For the period ended June 30, 2022, the Company generated $1.9 million of REC and other incentive revenue, which is also included within Energy revenue in the table above and on the Consolidated Statements of Operations. This revenue was generated primarily from three of the Company’s solar projects.

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
Direct Operating Costs - IPP

For the period from May 19, 2022 through June 30, 2022
Operations and maintenance	$2,965,323
Property taxes, insurance and site lease	2,707,988
Salaries and benefits, professional fees and other	2,340,547
Direct operating costs - IPP	$8,013,858
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
Non-operating income and expense
During the period ended June 30, 2022, the Company recorded $2.8 million of interest expense associated with outstanding debt. Refer to "Liquidity and Capital Resources" for additional discussion. Additionally, the Company recorded a net unrealized gain on investments of $0.5 million driven by an unrealized gain on the Company’s investment in GDEV, offset by an unrealized loss on the Company’s investment in Aurora Solar. The impact of other non-operating income and expense for the period ended June 30, 2022 was not material.
Six months ended June 30, 2023
A discussion of the results of operations for the six months ended June 30, 2023 is included below.

	For the six months ended June 30, 2023
	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$82,393,509	$—	$—	$82,393,509
Investment Management revenue	—	6,331,202	—	6,331,202
Other revenue	3,269,363	—	—	3,269,363
Operating revenue	$85,662,872	$6,331,202	$—	$91,994,074
Contract amortization, net	(9,744,074)	—	—	(9,744,074)
Total revenue	$75,918,798	$6,331,202	$—	$82,250,000

Operating expenses
Direct operating costs	$42,122,374	$7,362,009	$(374)	$49,484,009
General and administrative	6,748,335	1,369,960	24,539,916	32,658,211
Depreciation, amortization and accretion	45,683,393	—	4,462,231	50,145,624
Total operating expenses	$94,554,102	$8,731,969	$29,001,773	$132,287,844

Operating loss	$(18,635,304)	$(2,400,767)	$(29,001,773)	$(50,037,844)
Operating loss margin(1)	(25)%	(38)%	N/A	(61)%

Adjusted EBITDA	$36,802,792	$(2,152,657)	$(15,516,443)	$19,133,692
Adjusted EBITDA margin(2)(3)	43%	(34)%	N/A	21%
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
Independent Power Producer
Energy Revenue
For the six months ended June 30, 2023, the Company generated $82.4 million of Energy revenue which includes $70.1 million of PPA revenue and is driven by the underlying electricity production from our operating renewable energy projects. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type.
For the six months ended June 30, 2023, Energy revenue is primarily comprised of PPA contracts of $70.1 million. For the six months ended June 30, 2023, the Company’s operating solar and wind fleets generated $36.9 million and $30.2 million, respectively, in PPA revenue. The remaining PPA revenue generated during the period ended June 30, 2023 was from our biomass and battery storage assets.
For the six months ended June 30, 2023, the Company recorded $10.4 million in REC and other incentive revenue, primarily from our operating solar fleet, which is included in Energy revenue in the table above and on the Consolidated Statements of Operations.
During the six months ended June 30, 2023, the Company recorded a net non-cash amortization expense of $9.7 million driven by favorable PPA and REC contract intangible assets, net of the impact of out-of-market contracts, which is reflected as a reduction to total IPP revenue in the table above and on the Consolidated Statements of Operations.
Other Revenue - IPP
For the six months ended June 30, 2023, the Company generated $3.3 million of Other revenue from the IPP segment. Total Other revenue was driven by dividends declared on equity method investments, primarily driven by Aurora Solar, and interest income generated from the Company’s secured loans to developers of renewable energy projects.
Direct Operating Costs - IPP

For the six months ended June 30, 2023
Operations and maintenance	$20,060,612
Property taxes, insurance and site lease	13,606,407
Salaries and benefits, professional fees and other	8,455,355
Direct operating costs - IPP	$42,122,374
Direct operating costs for the IPP segment were $42.1 million for the six months ended June 30, 2023. This includes $33.7 million of direct costs incurred at the project level as well as $8.5 million of salary and compensation related expenses as well as professional and other costs directly attributable to the revenue generating activities of IPP.
General and administrative
General and administrative expenses related to the IPP segment were $6.7 million for the six months ended June 30, 2023. These expenses are the indirect costs allocable to IPP and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IPP segment.

Depreciation, amortization and accretion
Depreciation, amortization and accretion expense was $45.7 million for the IPP segment for the six months ended June 30, 2023. This expense includes $42.9 million of depreciation expense on the property, plant and equipment associated with IPP. Additionally, in the second quarter, the Company engaged in three wind repower projects where the existing assets will be retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Depreciation of fixed assets replaced is accelerated between the mobilization milestone date in the related EPC contract and the date of de-electrification of the project site. The Company began accelerating depreciation on two projects, resulting in $15.8 million of additional depreciation in the second quarter. The Company expects to accelerate an additional $35.5 million of depreciation through the end of the year related to these repower projects.
Investment Management
Revenue
Revenue from the IM segment was $6.3 million for the six months ended June 30, 2023 and was generated from the managed funds discussed previously. IM revenue was driven by management fees. During the six months ended June 30, 2023, the Company earned management fees of $1.3 million and $1.0 million from GDEV I and GDEV II, respectively. In addition, total revenue related to GREC II was $3.9 million for the six months ended June 30, 2023, which consists of $1.4 million in revenue related to GREC II performance-based incentive fees, $1.2 million in management fees and $1.4 million in administrative fee revenue for administrative services performed by Greenbacker Administration for GREC II.
Direct Operating Costs – IM
Direct operating costs for the IM segment were $7.4 million for the six months ended June 30, 2023. Direct operating costs primarily consisted of the salary and compensation related expenses for GCM’s dedicated professionals who raise capital and then invest it in renewable energy projects for the managed funds.
General and administrative
General and administrative expenses related to the IM segment were $1.4 million for the six months ended June 30, 2023. These expenses represent the indirect costs allocable to the IM segment and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions supporting such third-party funds. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IM segment.
Corporate
General and administrative expenses for Corporate were $24.5 million for the six months ended June 30, 2023. This included overhead costs not directly allocable to the Company’s two segments as well as professional fees associated with the Acquisition.
Depreciation, amortization and accretion expenses were $4.5 million for the six months ended June 30, 2023, which primarily relate to amortization expense on finite lived intangible assets.
Non-operating income and expense
During the six months ended June 30, 2023, the Company recorded $17.4 million, of interest expense associated with outstanding debt. Refer to “Liquidity and Capital Resources” for additional discussion. The Company recorded a net unrealized gain on investments of $0.7 million driven by the Company’s investment in Aurora Solar, offset by an unrealized loss to the Company’s investment in OYA. Additionally, the Company recorded an unrealized gain on interest rate swaps of $12.0 million related to two dedesignated interest rate swaps. The impact of other non-operating income and expense for the six months ended June 30, 2023 was not material.
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

Segment Adjusted EBITDA is determined for our segments consistent with the adjustments noted above for but further excludes unallocated corporate expenses, including non-recurring professional services and legal fees, as these items are centrally controlled and are not directly attributable to any reportable segment.
The following table reconciles total Segment Adjusted EBITDA to Net income (loss) attributable to Greenbacker Renewable Energy Company LLC:

For the six months ended June 30, 2023
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$36,802,792
IM Adjusted EBITDA	(2,152,657)
Total Segment Adjusted EBITDA	$34,650,135

Reconciliation:
Total Segment Adjusted EBITDA	$34,650,135
Unallocated corporate expenses	(15,516,443)
Total Adjusted EBITDA	19,133,692

Less:
Share-based compensation expense	5,512,866
Change in fair value of contingent consideration	1,317,096
Non-recurring professional services and legal fees	2,186,210
Depreciation, amortization and accretion(1)	60,155,365
Operating loss	$(50,037,845)

Interest expense, net	(17,426,663)
Unrealized gain on interest rate swaps, net	11,969,331
Unrealized (loss) gain on investments, net	677,773
Other (expense) income, net	30,535
Net loss before income taxes	(54,786,869)

Benefit from (provision for) income taxes	2,618,812
Net loss	$(52,168,057)
Less: Net loss attributable to noncontrolling interests	(48,980,850)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(3,187,207)
(1)Includes contract amortization, net in the amount of $9.7 million for the six months ended June 30, 2023, which is included in Contract amortization, net on the Consolidated Statements of Operations.

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
•The change in fair value of contingent consideration, which is related to the Acquisition, is excluded from Adjusted EBITDA, if any such change occurs during the period. The non-cash, mark-to-market adjustments are based on the expected achievement of revenue targets that are difficult to forecast and can be variable, making comparisons across historical and future quarters difficult to evaluate; and
•Other costs that are not consistently occurring, not reflective of expected future operating expense and provide no insight into the fundamentals of current or past operations of our business are excluded from Adjusted EBITDA. This includes costs such as professional services and legal fees, some of which were incurred as part of the transition to the Non-Investment Basis, and other non-recurring costs unrelated to the ongoing operations of the Company.
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

The following table reconciles Net income (loss) attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA:

	For the three months ended June 30, 2023	For the period from May 19, 2022 through June 30, 2022	For the six months ended June 30, 2023
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$13,813,633	$1,839,687	$(3,187,207)
Add back or deduct the following:
Net loss attributable to noncontrolling interests	(34,349,856)	(8,232,238)	(48,980,850)
(Benefit from) provision for income taxes	(7,411,579)	582,544	(2,618,812)
Interest expense, net	8,792,202	2,753,708	17,426,663
Unrealized gain on interest rate swaps, net	(9,739,622)	—	(11,969,331)
Unrealized (loss) gain on investments, net	1,894,695	(512,058)	(677,773)
Other (expense) income, net	9,402	360,551	(30,535)
Depreciation, amortization and accretion(1)	38,038,147	8,019,612	60,155,365
EBITDA	$11,047,022	$4,811,806	$10,117,520
Share-based compensation expense	2,752,732	1,334,474	5,512,866
Change in fair value of contingent consideration	(982,904)	—	1,317,096
Non-recurring professional services and legal fees	895,380	1,757,161	2,186,210
Adjusted EBITDA	$13,712,230	$7,903,441	$19,133,692
(1)Includes contract amortization, net in the amount of $4.8 million, $1.8 million and $9.7 million, respectively, for the three months ended June 30, 2023, the period from May 19, 2022 through June 30, 2022 and the six months ended June 30, 2023, which are included in Contract amortization, net on the Consolidated Statements of Operations.
FFO
FFO is a non-GAAP financial measure that the Company uses as a performance measure to analyze net earnings from operations without the effects of certain non-recurring items that are not indicative of the ongoing operating performance of the business.
FFO is calculated using Adjusted EBITDA less the impact of interest expense (excluding the non-cash component) and distributions to tax equity investors under the financing facilities associated with our IPP segment. The Company does not include any distributions made to GDEV limited partners in the calculation of FFO. For the six months ended June 30, 2023, the distributions to the limited partners were the result of an exit from a historical investment whereby GDEV collected on an existing loan made to a third-party and distributed a portion of the proceeds to the limited partners. The Company excludes these distributions as the underlying source of distribution (collection of a loan) is not recorded within Adjusted EBITDA and is therefore not a component of our earnings from operations.
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

The following table reconciles Net income (loss) attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and then to FFO:

	For the three months ended June 30, 2023	For the period from May 19, 2022 through June 30, 2022	For the six months ended June 30, 2023
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$13,813,633	$1,839,687	$(3,187,207)
Add back or deduct the following:
Net loss attributable to noncontrolling interests	(34,349,856)	(8,232,238)	(48,980,850)
(Benefit from) provision for income taxes	(7,411,579)	582,544	(2,618,812)
Interest expense, net	8,792,202	2,753,708	17,426,663
Unrealized gain on interest rate swaps, net	(9,739,622)	—	(11,969,331)
Unrealized (loss) gain on investments, net	1,894,695	(512,058)	(677,773)
Other (expense) income, net	9,402	360,551	(30,535)
Depreciation, amortization and accretion(1)	38,038,147	8,019,612	60,155,365
Share-based compensation expense	2,752,732	1,334,474	5,512,866
Change in fair value of contingent consideration	(982,904)	—	1,317,096
Non-recurring professional services and legal fees	895,380	1,757,161	2,186,210
Adjusted EBITDA	$13,712,230	$7,903,441	$19,133,692
Cash portion of interest expense	(5,921,566)	(2,913,093)	(11,904,510)
Distributions to tax equity investors	(5,255,497)	(3,419,933)	(8,487,628)
FFO	$2,535,167	$1,570,415	$(1,258,446)
(1)Includes contract amortization, net in the amount of $4.8 million, $1.8 million and $9.7 million, respectively, for the three months ended June 30, 2023, the period from May 19, 2022 through June 30, 2022 and the six months ended June 30, 2023, which are included in Contract amortization, net on the Consolidated Statements of Operations.
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
The following table reconciles total equity per our Consolidated Balance Sheets prepared under the Non-Investment Basis as of June 30, 2023 to our NAV:

June 30, 2023
Total equity	$1,721,062,381
Add back or deduct the following:
Noncontrolling interests	(81,565,067)
Accumulated unrealized appreciation (depreciation) in fair value of investments	64,046,605
Net asset value (members' equity)	$1,703,543,920

Shares outstanding	196,916,690
NAV per share	$8.65
The aggregate NAV of the Company’s common shares as of June 30, 2023 is $1.7 billion, or $8.65 per share, and was determined in accordance with the valuation guidelines as approved by the Company’s Board of Directors. Prior to the May 19, 2022 change in status, the Company recorded its renewable energy projects at fair value and recorded the changes in fair value as an unrealized gain or loss. Upon the change in status, this fair value accounting is no longer applicable, and the Company presents on a consolidated basis the underlying assets and liabilities of its subsidiaries in accordance with the applicable U.S. GAAP.

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
The following table provides for a breakdown of the major components of our NAV as of June 30, 2023:

Components of NAV	June 30, 2023
Investment in renewable energy projects and secured loans, at fair value	$2,351,827,248
Cash and cash equivalents and Restricted cash	82,638,486
Derivative assets	191,726,650
Other current assets	54,489,725
Other noncurrent assets	325,914,247
Other current liabilities	(78,600,278)
Long-term debt, net of current portion	(1,053,110,103)
Other noncurrent liabilities	(171,342,055)
Net Asset Value	$1,703,543,920
Shares outstanding	196,916,690

The following table provides a breakdown of our total NAV and NAV per share by class as of June 30, 2023:

	Class
	A	C	I	P-A	P-I	P-D	P-S	P-T	EO	Total
NAV	$129,345,687	$21,489,149	$53,033,004	$7,116,108	$1,079,438,391	$1,681,793	$380,536,878	$2,104,975	$28,797,935	$1,703,543,920
Shares outstanding	15,659,687	2,660,454	6,416,981	831,640	123,211,504	192,223	44,438,927	245,664	3,259,610	196,916,690
NAV per share as of June 30, 2023	$8.260	$8.077	$8.264	$8.557	$8.761	$8.749	$8.563	$8.568	$8.835
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
The Company’s quarterly process to determine MSV per share class is performed in accordance with procedures approved by the Company’s Board of Directors. The MSV per share class as of June 30, 2023 was approved by the Company’s Board of Directors.
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

Current and Historical Monthly Share Values
The MSV for each class of the Company's shares, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A	P-I	P-S	P-T	P-D	EO
1-Feb-21	28-Feb-21	$8.550	$8.300	$8.550	$8.680	$8.960	$9.005	$9.005	$9.005	$—
1-Mar-21	31-Mar-21	$8.607	$8.351	$8.605	$8.731	$9.020	$9.005	$9.005	$9.005	$—
1-Apr-21	2-May-21	$8.607	$8.351	$8.605	$8.760	$9.019	$9.005	$9.005	$9.005	$—
3-May-21	31-May-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968	$—
1-Jun-21	30-Jun-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968	$—
1-Jul-21	1-Aug-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968	$—
2-Aug-21	31-Aug-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962	$—
1-Sep-21	30-Sep-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962	$—
1-Oct-21	31-Oct-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962	$—
1-Nov-21	30-Nov-21	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859	$—
1-Dec-21	2-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859	$—
3-Jan-22	31-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859	$—
1-Feb-22	28-Feb-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Mar-22	31-Mar-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Apr-22	1-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
2-May-22	31-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Jun-22	30-Jun-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Jul-22	31-Jul-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Aug-22	30-Aug-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
31-Aug-22	2-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003	$—
3-Oct-22	31-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003	$—
1-Nov-22	30-Nov-22	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
1-Dec-22	1-Jan-23	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
2-Jan-23	31-Jan-23	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
1-Feb-23	28-Feb-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
1-Mar-23	2-Apr-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
3-Apr-23	30-Apr-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
1-May-23	31-May-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$—
1-Jun-23	2-Jul-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$—
3-Jul-23	31-Jul-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$—
1-Aug-23	Current	$8.260	$8.154	$8.264	$8.582	$8.761	$8.808	$8.805	$8.776	$8.835

Results of Operations - Investment Basis
A discussion of the results of operations under the Investment Basis for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022 is included below. All references to the “LLC” in this “Results of Operations – Investment Basis” section refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries (GREC, GREC HoldCo, GREC Administration LLC, and Danforth Shared Services LLC) prior to the Acquisition, unless otherwise expressly stated or context requires otherwise.

	For the period from April 1, 2022 through May 18, 2022	For the period from January 1, 2022 through May 18, 2022
Investment income:
Dividend income	$—	$12,547,447
Interest income	529,095	1,279,349
Total investment income	$529,095	$13,826,796
Key Operating expenses:
Management fee expense	$3,774,840	$10,661,560
Performance participation fee	—	384,065
Other expenses	5,594,670	11,981,113
Total expenses	$9,369,510	$23,026,738
Net investment loss before taxes	(8,840,415)	(9,199,942)
(Benefit from) income taxes	(1,151,099)	(4,315,392)
Net investment loss	$(7,689,316)	$(4,884,550)
Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized loss on investments	$—	$(1,688)
Net change in unrealized appreciation (depreciation) on:
Investments	3,051,960	13,647,821
Foreign currency translation	(41,940)	(26,172)
Swap contracts	18,923,682	35,266,332
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(4,300,912)	(13,223,285)
Net increase in net assets attributed to members' equity	$9,943,474	$30,778,458
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
For the period from April 1, 2022 through May 18, 2022, we incurred $2.2 million in expenses from the Administrator in excess of the dividend income from the project companies due to the structure of certain of the project company agreements that only allow for distributions to be determined quarterly. These expenses related to certain asset management, construction management, compliance and oversight services, as well as accounting and administrative services performed by the Administrator, and are recorded to Administrator expenses on the Consolidated Statements of Operations for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022.
The residual expenses incurred during the period from January 1, 2022 through May 18, 2022 included other operating expenses such as other professional fees and legal expenses, which consisted of certain costs associated with the Acquisition and the transition to Non-Investment Basis.
Lastly, for the period from April 1, 2022 through May 18, 2022 and the period from January 1, 2022 through May 18, 2022, we generated a tax (benefit) of $(1.2) million and $(4.3) million, respectively. The benefit recorded within Net investment loss is mainly derived from net operating losses incurred by the LLC.
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
The power-production capacity of the Company’s operating fleet of renewable energy projects increased by 0.2 GW on a year-over-year basis, as the Company acquired new operating projects and its under-construction projects entered commercial operation.
As illustrated below, this capacity growth enabled the Company’s fleet of clean energy projects to produce well over 760,000 MWh of total power during the three months ended June 30, 2023, marking a year-over-year increase of 17%. The increased production is driven by the solar energy segment, which included more than 483,000 MWh of solar energy, representing year-over-year growth of 49%.

MWh by Technology	Three months ended June 30, 2023	Six months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2022	YoY change for the three months ended June 30	YoY change for the six months ended June 30
Solar	483,816	739,041	323,790	502,954	49%	47%
Wind	268,980	574,609	311,307	613,545	(14)%	(6)%
Biomass	12,736	28,237	21,028	45,293	(39)%	(38)%
Total	765,532	1,341,887	656,125	1,479,921	17%	(9)%

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
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our current renewable energy project assets, acquire, construct and develop our future renewable energy projects, make investments in renewable energy businesses, make distributions to our shareholders, repurchase our common shares pursuant to our SRP, and other general business needs.
Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt, to make distributions to our shareholders and to repurchase our common shares pursuant to our SRP. We also have a significant pipeline of currently contracted and potential future development, construction and project acquisition projects, all of which will require short-term funding. We expect to meet our short-term liquidity requirements primarily from operating cash flow, cash on hand, and borrowings under our existing financing sources and future debt and equity financing.
Our long-term liquidity needs consist primarily of funds necessary to repay debt and to acquire, construct and develop renewable energy and energy efficiency projects. We expect to meet our long-term liquidity requirements with operating cash flow, cash on hand, borrowings under our existing financing sources and future debt and equity financing.
We expect that our primary sources of financing will be through corporate-level credit facilities or other secured and unsecured borrowings, but we may also issue equity or debt securities. In addition, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, tax equity bridge loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, other sources of capital may include tax equity financings, sale of tax credits, governmental grant proceeds, and proceeds from sales of assets and capital repayments from investments.

Tax equity investors — passive investors which could be financial institutions, insurance companies or corporations — contribute capital based on construction milestones in exchange for a share of the tax credits (and other tax benefits such as accelerated depreciation) and cash flows generated by a qualifying physical investment. Initially, the tax equity investor receives substantially all of the non-cash value attributable to the renewable energy systems and energy storage systems, which includes accelerated depreciation and Section 48(a) ITCs or Section 45(a) PTC; and generally between 15%-30% of the cash generated by the asset. These allocations then flip once certain time or yield based milestones are met. Time based flips occur on a set date after a five-year recapture period while yield based flips occur after the tax equity investor achieves a specified return typically on an after-tax basis which may last longer than expected if the portfolio company’s energy projects perform below our expectations. After the flip occurs, we receive substantially all of the cash and tax allocations.
As of June 30, 2023 and December 31, 2022, the Company had $58.7 million and $143.2 million, respectively, in Cash and cash equivalents and $23.9 million and $47.5 million, respectively, in Restricted cash. Our current Cash, cash equivalents and Restricted cash balance is generally reflective of the cash necessary to fund normal operations. In the short-term, we anticipate continuing to (1) increase our draw on current financing facilities; and (2) enter into new financing arrangements. Our primary sources of cash have generally consisted of:
•cash flows generated from our renewable energy projects, including interest earned on secured loans;
•tax equity capital contributions in partnerships where the Company is the managing member; and
•borrowing capacity under current financing sources.
As of June 30, 2023 and December 31, 2022, the Company had $1.1 billion and $987.1 million, respectively, in outstanding notes payable.

	Outstanding as of June 30, 2023	Outstanding as of December 31, 2022	Interest rate	Maturity date
GREC Entity HoldCo	$70,102,662	$74,196,983	1 mo. SOFR + 1.75%(1)	June 20, 2025
Midway III Manager LLC	14,464,191	14,609,867	3 mo. SOFR + 1.63%(1)	October 31, 2025
Trillium Manager LLC	70,620,563	72,736,786	3 mo. SOFR + 1.88%(1)	June 9, 2027
GB Wind Holdco LLC	116,032,143	122,684,036	3 mo. LIBOR + 1.38%	November 22, 2027
Greenbacker Wind Holdings II LLC	71,417,213	72,476,839	3 mo. SOFR + 1.88%(1)	December 31, 2026
Conic Manager LLC	24,225,442	24,356,358	3 mo. SOFR + 1.75%(1)	April 1, 2028
Turquoise Manager LLC	31,430,501	31,687,423	3 mo. SOFR+ 1.25%(1)	December 23, 2027
Eagle Valley Clean Energy LLC	35,242,683	35,112,342	1.91%	January 2, 2057
Eagle Valley Clean Energy LLC (Premium financing agreement)	422,588	1,063,438	6.99%	November 30, 2023
Greenbacker Equipment Acquisition Company LLC	6,500,000	6,500,000	Prime + 1.00%	June 30, 2023(2)
ECA Finco I, LLC	19,382,942	19,756,803	3 mo. SOFR + 2.25%(1)	February 25, 2028
GB Solar TE 2020 Manager LLC	18,895,121	19,182,430	3 mo. SOFR + 1.88%(1)	October 30, 2026
Sego Lily Solar Manager LLC	136,120,714	137,445,285	3 mo. SOFR + 1.38%	August 17, 2028
Celadon Manager LLC	71,000,000	61,925,120	1 mo. SOFR + 1.50%	February 18, 2029
GRP II Borealis Solar LLC	41,151,272	41,787,517	3 mo. SOFR + 2.00%(1)	June 30, 2027
Ponderosa Manager LLC	128,248,395	147,080,167	1 mo. SOFR + 1.10%	Various
PRC Nemasket LLC	43,231,058	44,487,662	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	161,289,449	60,000,000	1 mo. SOFR + 1.75%	November 29, 2027
Dogwood GB Manager LLC	26,447,994	—	1 mo. SOFR + 1.63%	March 29, 2030
Total debt	$1,086,224,931	$987,089,056
Less: Current portion of long-term debt	(75,376,635)	(95,869,554)
Less: Discount on long-term debt	(27,879,672)	(28,628,520)
Less: Deferred financing fees	(14,098,700)	(11,830,541)
Total long-term debt, net	$968,869,924	$850,760,441
(1)Due to the Company adopting the Reference Rate Reform accounting standard, these agreements were amended during the six months ended June 30, 2023, to replace amendments were made these contracts that reference to LIBOR and replaced the reference with SOFR.

(2)The parties involved are working in good faith on an extension to the agreement.
We remain focused on maintaining liquidity and financial flexibility and continue to monitor the capital and credit markets. Beyond the primary sources of liquidity we use to meet our cash requirements, we are exploring a variety of financing options to supplement our current cash flows in order to allow us to maintain normal future operations and to take advantage of the investment opportunities available in the marketplace. These financing options include, among others, raising capital in the public or private capital markets and establishing new financing arrangements with commercial banks. However, we cannot predict with certainty what terms any such financing would have or the cost we would incur in connection with such financing or whether we will be able to consummate any such financing.
Management continues to regularly monitor the Company’s ability to finance the needs of its operating, financing and investment activity within the dictates of prudent balance sheet management. The pace as to which we are able to progress our significant pipeline of currently contracted and potential future development, construction and project acquisition projects is expected to be impacted by our ability to access additional financing. The more success we achieve in our capital raising and other financing activities, the faster we will be able to place in service new projects and begin to receive operating cash flow from these projects. If the amount of capital that is available to us on favorable terms is less than what is needed to fully fund these pipeline activities, we may be forced to slow the pace of these activities, which may ultimately delay or eliminate future operating cash flow that we anticipate will be available to us.
If we are unable to expand our sources of financing or fully utilize our available cash, it may have an adverse effect on our ability to make distributions to our shareholders, to maintain our SRP to repurchase shares from our shareholders and to fund our operations. Our liquidity plans are also subject to a number of risks and uncertainties, including those described under the section titled Part I — Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
The weighted average interest rate including associated swap agreements, deferred financing costs and capitalized interest on total debt outstanding was 3.39% as of June 30, 2023.
The following table sets forth certain information about our debt outstanding:

Period ending December 31	Principal Payments
2023	$63,008,914
2024	37,846,974
2025	103,930,544
2026	109,250,320
2027	385,514,401
Thereafter	386,673,778
$1,086,224,931
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
Changes in Cash Flows - Non-Investment Basis
The following table shows cash flows from operating activities, investing activities and financing activities for the stated period for the Company:

	For the six months ended June 30, 2023	For the period from May 19, 2022 through June 30, 2022
Net cash provided by (used in) operating activities	$8,470,054	$(1,244,238)
Net cash provided by (used in) investing activities	(167,065,096)	(46,541,650)
Net cash provided by (used in) financing activities	50,535,436	53,039,909
Increase (decrease) in cash, cash equivalents and restricted cash	(108,059,606)	5,254,021
Operating Activities
Net cash provided by operating activities was $8.5 million for the six months ended June 30, 2023. The net loss for the six months ended June 30, 2023, excluding the impact of non-cash items, resulted in a source of cash inflow of $6.4 million which is attributable to operating results from the Company’s IPP and IM segment and cash expenses for the Company’s corporate functions. The Company’s operating activities included an increase in net working capital of $2.0 million primarily driven by the termination of interest rate swaps and increased accounts payable and accrued expenses offset by increased accounts recievable.
Net cash used in operating activities was $1.2 million for the period ended June 30, 2022. The net loss for the period ended June 30, 2022, excluding the impact of non-cash items, resulted in a source of cash inflow of $2.9 million which is attributable to operating results from the Company’s IPP segment offset by operating losses on the IM segment and cash expenses for the Company’s corporate functions. Changes in working capital were a net use of cash of $4.1 million for the period ended June 30, 2022 due to outflows for accounts payable offset by collections on accounts receivable.
Investing Activities
Net cash used in investing activities was $167.1 million for the six months ended June 30, 2023. Cash outflows were driven by $168.4 million of purchases of property, plant and equipment and relate primarily to payments made on ongoing construction projects within our solar and wind fleet, for remaining purchase price liabilities on existing projects and new acquisitions within the IPP segment. Additional cash outflows consist of $4.8 million for deposits paid for property, plant and equipment, and $2.7 million related to the purchase of new investments related to Aurora Solar in the first quarter. This was offset by $8.8 million received in principal repayments, primarily from OYA in the first quarter.
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
Financing Activities
Net cash provided by financing activities was $50.5 million for the six months ended June 30, 2023. The Company's financing activities were driven by proceeds from borrowings of $159.7 million related to the GREC Holdings 1 LLC, Dogwood GB Manager LLC, Ponderosa Manager LLC and Celadon Manager LLC debt facilities. In addition, contributions from tax equity investors totaled $55.7 million primarily driven by contributions to Dogwood Holdco, LLC and Ponderosa Holdings, LLC. This was offset by distributions to shareholders of $43.7 million, and payments on borrowings of $60.5 million, primarily related to the GREC Holdings 1 LLC, GB Wind Holdco LLC, GREC Entity Holdco, Trillium Manager LLC and Ponderosa Manager LLC debt. Results were further offset by $48.2 million for repurchases of shares pursuant to the SRP and distributions of $6.6 million to tax equity investors.
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

Changes in Cash Flows - Investment Basis
The following table shows cash flows from operating activities, investing activities and financing activities for the period from January 1, 2022 through May 18, 2022 for the LLC:

For the period from January 1, 2022 through May 18, 2022
Net cash (used in) operating activities	$(71,665,183)
Net cash provided by financing activities	57,864,270
(Decrease) in cash, cash equivalents and restricted cash	(13,800,913)
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
Financing Activities
Net cash provided by financing activities was $57.9 million for the period from January 1, 2022 through May 18, 2022. The LLC’s financing activities were primarily driven by proceeds from issuance of common shares, net for $105.2 million, which consisted of new capital raised. This was offset by $30.9 million of payments for distributions to shareholders and $13.8 million of repurchases of shares pursuant to the SRP.
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
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of June 30, 2023, the Company has provided the requisite security for these agreements in the form of a standby letter of credit of $131.1 million. As of June 30, 2023, no amounts had been drawn under these letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from June 2023 through January 2057.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $1.1 billion to complete construction of the facilities and the closing of the purchase of membership interest pursuant to all conditions being met under such agreements. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled in 2023 into 2026. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. As of June 30, 2023, the Company was in compliance with all agreed upon delivery quantities.
Renewable Energy Credits Commitments
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
If any of our REC counterparties fail to satisfy their contractual obligations, our revenues may decrease under replacement agreements and we may incur expenses locating and executing such replacement agreements. For the majority of the forward REC contracts currently effective as of June 30, 2023, GREC and/or the Company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of June 30, 2023.

Leases
Agreements to lease assets are evaluated at inception to determine whether they represent finance or operating leases. The Company has determined its site leases represent operating leases, and accordingly, minimum rental expense is recognized on a straight-line basis over the lease term beginning with the lease commencement date. For finance leases, the minimum rental expense is recognized in a front-loaded expense pattern. Refer to Note 10. Leases in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further details on the Company’s lease obligations.
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures which are governed by various agreements to which certain of the Company's subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $509.9 million as of June 30, 2023. As of June 30, 2023, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
In addition, the Company, along with the parent company of the other 50.00% member of OYA-Rosewood, provided guarantees to the tax equity investor members in three of these partnerships for the payment and performance of all obligations of these subsidiaries under the partnership documents as well as affiliate contracts. As of June 30, 2023, the Company considers it remote that it would be required to make payments under any of these guarantees. Refer to Note 5. Variable Interest Entities in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further details.
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
Cash distributions for the six months ended June 30, 2023 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s change in acquisition strategy to include a greater number of pre-operational assets that are not yet generating cash from operations, a significant amount of distributions will continue to be funded from other external financing sources until such projects become operational. Management fee and incentive fee revenue from our IM segment will also be utilized as a source of capital to fund distributions as this portion of our business grows.
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
The Company may repurchase fewer shares than have been requested in any particular quarter to be repurchased under the SRP, or none at all, in its discretion at any time. Further, the Board of Directors may modify, suspend or terminate the SRP if it deems such action to be in the best interest of the Company and its shareholders or in response to regulatory changes or changes in law.
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the six months ended June 30, 2023, the Company issued 16,740 Class P-A shares for net proceeds of $0.1 million, 593,020 Class P-I shares for net proceeds of $5.2 million, 650 Class P-D shares for net proceeds of $5.7 thousand, 336,560 Class P-S shares for net proceeds of $3.0 million and 2,980 Class P-T shares for net proceeds of $26.4 thousand under the DRP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. There were no selling commissions or other remunerations paid, directly or indirectly, in connection with shares issued under the DRP.
Issuer Purchases of Equity Securities
Effective September 1, 2020, the Company, through approval by its Board of Directors, adopted an amended SRP, pursuant to which the Company will conduct quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the Company.
For the three months ended June 30, 2023, the Company repurchased 514,610 Class A shares, 16,350 Class C shares, 59,690 Class I shares, nil Class P-A shares, 1,766,010 Class P-I shares, nil Class P-D shares, 1,512,800 Class P-S shares and 2,630 Class P-T shares at a total purchase price of $4.3 million, $0.1 million, $0.5 million, nil, $15.6 million, nil, $13.4 million and $23.4 thousand, respectively, pursuant to the Company’s SRP.
The table below provides information concerning the Company’s repurchase of shares during the quarter ended June 30, 2023 pursuant to the Company’s SRP.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Repurchase Shares Offered
April 1 to June 30, 2023	3,872,090	$8.78	3,872,090	10,004,005
Total	3,872,090	$8.78	3,872,090	10,004,005
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

2.1
Contribution Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Company LLC and Greenbacker Group LLC (Incorporated by reference from Exhibit 2.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

2.2
Contribution Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Company LLC and Greenbacker Renewable Energy Corporation (Incorporated by reference from Exhibit 2.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

3.1
Fifth Amended and Restated Limited Liability Company Operating Agreement, dated as of May 19, 2022 of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

3.2
Certificate of Formation of Greenbacker Renewable Energy Company LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-178786-01) filed on December 11, 2012)

3.3
Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated November 17, 2020 (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-55610) filed on November 17, 2020)

4.1
Certificate of Share Designation of Class EO Common Shares of Greenbacker Renewable Energy Company LLC, dated as of May 19, 2022 (Incorporated by reference from Exhibit 4.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.1
Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan, dated as of May 23, 2023 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 30, 2023)

10.2
Form of Restricted Share Unit Grant and Agreement under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 30, 2023)

10.3
Form of Restricted Share Grant and Agreement under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 30, 2023)

10.4
Fourth Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated July 1, 2021 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 333-178786-01) filed on July 1, 2021)

10.5
Registration Rights Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Corporation, Greenbacker Renewable Energy Company LLC and the Initial Holders (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.6
Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on November 17, 2020)

10.7
Transition Services Agreement, dated as of May 19, 2022, by and among Greenbacker Group LLC, GB Liquidation Performance Holder LLC, GB EO Holder LLC, and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.8
Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.9
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.10
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

Exhibit Number	Description of Document
10.11
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

101*
The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 14, 2023, formatted in XBRL (eXtensible Business Reporting Language):

Non-Investment Basis:
(i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Redeemable Noncontrolling Interests and Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements

Investment Basis:
(i) Consolidated Statements of Operations; (ii) Consolidated Statements of Changes in Net Assets; (iii) Consolidated Statement of Cash Flows; and (iv) Notes to the Consolidated Financial Statements

104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenbacker Renewable Energy Company LLC
Date: August 14, 2023	By	/s/ Charles Wheeler
Charles Wheeler Chairman, Chief Executive Officer and Director principal executive officer

Date: August 14, 2023	By	/s/ Michael Landenberger
Michael Landenberger Chief Accounting Officer principal financial and principal accounting officer