Form 10-Q
period 2023-09-30
Greenbacker Renewable Energy Co LLC
filed 2023-11-13
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Charles Wheeler
230 Park Avenue, Suite 1560
New York, NY 10169
Tel (646) 720-9463
(Name, address, including zip code, and telephone number, including area code, of agent for service)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 1, 2023, the registrant had 197,993,742 shares of common interests, $0.001 par value, outstanding.

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

		PAGE

Glossary of Key Terms		iii

Forward Looking Statements		vi

PART I.	FINANCIAL INFORMATION	1

Item 1.	Consolidated Financial Statements (Non-Investment Basis)	1

	Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1

	Consolidated Statements of Operations for three months ended September 30, 2023 and 2022, the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022 (unaudited)	2

	Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2023 and 2022, the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022 (unaudited)	3

	Consolidated Statements of Redeemable Noncontrolling Interests and Equity for the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and for the period from May 19, 2022 through September 30, 2022 (unaudited)	6

	Notes to the Consolidated Financial Statements (unaudited)	7

	Consolidated Financial Statements (Investment Basis)	45

	Consolidated Statement of Operations for the period from January 1, 2022 through May 18, 2022 (unaudited)	45

	Consolidated Statements of Changes in Net Assets for the period from January 1, 2022 through May 18, 2022 (unaudited)	46

	Consolidated Statement of Cash Flows for the period from January 1, 2022 through May 18, 2022 (unaudited)	47

	Notes to Consolidated Financial Statements (unaudited)	48

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	63

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	112

Item 4.	Controls and Procedures	112

PART II.	OTHER INFORMATION	114

i

GLOSSARY OF KEY TERMS
When the following terms and abbreviations appear in the text of this report, except as otherwise indicated, they have the meanings indicated below:

Acquisition	The management internalization transaction completed by the Company on May 19, 2022
Adjusted EBITDA	A non-GAAP financial measure that the Company uses as a performance measure as well as for internal planning purposes
Administration Agreement	First Amended and Restated Administration Agreement between Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation and Greenbacker Administration LLC
Advisers Act	The Investment Advisers Act of 1940
Advisory Agreement	Fourth Amended and Restated Advisory Agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC
AEC Companies	LED Funding LLC and Renew AEC One LLC
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASC 946 or Investment Basis	ASC Topic 946, Financial Services – Investment Companies. The accounting method used by the Company prior to the Acquisition on May 19, 2022
Aurora Solar	Aurora Solar Holdings, LLC
CES	Clean Energy Standards
COD	Commercial Operations Date
CODM	Chief Operating Decision Maker
Contribution Agreement	Contribution agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC’s former parent, Greenbacker Group LLC under which the Acquisition was implemented
DRP	Distribution Reinvestment Plan
Earnout Share	Class EO common shares issued as part of the Acquisition
EBITDA	A non-GAAP financial measure that adjusts income before income taxes to exclude interest, depreciation expense and amortization expense, as well as other income and expense items
EIA	U.S. Energy Information Administration
EPC	Engineering, procurement, and construction
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FFO
A non-GAAP financial measure that the Company uses as a performance measure to analyze net earnings from operations without the effects of certain non-recurring items that are not indicative of the ongoing operating performance of the business

Fifth Operating Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
Fourth Operating Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
GCM	Greenbacker Capital Management LLC
GDEV	Greenbacker Development Opportunities Fund I, LP
GDEV B	Greenbacker Development Opportunities Fund I (B), LP
GDEV GP	Greenbacker Development Opportunities Fund GP I, LLC
GDEV GP II	Greenbacker Development Opportunities GP II, LLC
GDEV I	Refers collectively to GDEV and parallel fund, GDEV B
GDEV II	Greenbacker Development Opportunities Fund II, LP
GREC	Greenbacker Renewable Energy Corporation, a Maryland corporation
GREC HoldCo or GREC Entity Holdco	GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC
GREC II	Greenbacker Renewable Energy Company II, LLC
Greenbacker Administration or Administrator	Greenbacker Administration LLC
Group LLC	Greenbacker Group LLC

GROZ	Greenbacker Renewable Opportunity Zone Fund LLC
GROZ, GDEV I, GDEV II and GREC II	The managed funds
GW	Gigawatts
HLBV	Hypothetical Liquidation at Book Value
IM	The Investment Management segment represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act
Investment Basis	Investment Basis ASC Topic 946, Financial Services – Investment Companies
IPP	The Independent Power Producer segment represents the active management and operations of the Company's fleet of renewable energy projects, including those in late-stage development and under construction
IRA	Inflation Reduction Act of 2022
ITC	Investment Tax Credit
JOBS Act	Jumpstart Our Business Startups Act
kW	Kilowatts
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
LP	Limited partner
MIPA	Membership Interest Purchase Agreement
MSV	Monthly share value
MW	Megawatts: (DC) for all solar assets and (AC) for wind assets
MWh	Megawatt Hours
N/A	Not applicable
NAV	Net asset value
NCI	Noncontrolling interests
NM	Not meaningful
Non-Investment Basis	Non-investment company U.S. GAAP accounting the Company applied subsequent to the Acquisition
NTP	Notice to Proceed
O&O costs	Organization and Offering Costs
OYA	OYA-Rosewood Holdings LLC, previously OYA Solar B1 Intermediate Holdco LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PTO	Permission to operate
REC	Renewable Energy Credit
RNCI	Redeemable noncontrolling interests
ROU	Right-of-use asset
RPS	Renewable Portfolio Standard
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Special Unit	Prior to the Acquisition, referred to the special unit of the limited liability company interest in the Greenbacker Renewable Energy Company LLC entitling the Special Unitholder to a performance participation fee
Special Unitholder	GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of GCM
SRP	Share Repurchase Program
Tax Equity Investors	Third-party investors under tax equity financing facilities
U.S. GAAP	U.S. generally accepted accounting principles
VIE	Variable interest entities
We, us, our and the Company	Greenbacker Renewable Energy Company LLC and its subsidiaries as of and subsequent to May 19, 2022

We, us, our and the LLC	Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation, GREC Entity HoldCo LLC, GREC Administration LLC and Danforth Shared Services LLC as of and prior to May 18, 2022

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
•public response to and changes in the local, state and federal regulatory framework affecting renewable energy projects, including the potential expiration or extension of the PTC, ITC and the related United States (“U.S.”) Treasury grants, potential reductions in RPS requirements and the impacts of the passage of the IRA;
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Non-Investment Basis)
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,241,077	$143,223,982
Restricted cash	17,992,508	47,474,110
Accounts receivable	29,172,439	20,440,153
Derivative assets, current	29,927,410	24,446,790
Notes receivable, current	46,705,910	59,106,434
Other current assets	51,261,088	29,624,295
Total current assets	234,300,432	324,315,764
Noncurrent assets:
Property, plant and equipment, net	2,060,586,216	1,889,705,529
Intangible assets, net	470,740,417	540,620,964
Goodwill	221,313,776	221,313,776
Investments, at fair value	95,334,934	92,554,266
Derivative assets	176,488,914	171,392,726
Other noncurrent assets	159,398,398	147,339,466
Total noncurrent assets	3,183,862,655	3,062,926,727
Total assets	$3,418,163,087	$3,387,242,491

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$90,146,885	$50,701,644
Shareholder distributions payable	7,940,066	9,670,283
Contingent consideration, current	7,542,598	25,891,317
Current portion of long-term debt	194,427,279	95,869,554
Redemptions payable	32,631,155	32,198,102
Other current liabilities	10,237,610	10,861,131
Total current liabilities	342,925,593	225,192,031
Noncurrent liabilities:
Long-term debt, net of current portion	924,046,571	850,760,441
Contingent consideration	40,800,000	75,700,000
Deferred tax liabilities, net	80,253,284	85,654,803
Operating lease liabilities	109,174,231	101,281,144
Out-of-market contracts, net	207,530,473	218,112,321
Other noncurrent liabilities	44,102,042	39,825,898
Total noncurrent liabilities	1,405,906,601	1,371,334,607
Total liabilities	$1,748,832,194	$1,596,526,638

Commitments and contingencies (Note 15. Commitments and Contingencies)

Redeemable noncontrolling interests	2,034,000	2,034,000
Redeemable common shares, par value, $0.001 per share, 864,500 outstanding	865	—
Redeemable common shares, additional paid-in capital	7,170,470	—

Equity:
Preferred shares, par value, $0.001 per share, 50,000,000 authorized; none issued and outstanding	—	—
Common shares, par value, $0.001 per share, 350,000,000 authorized, 196,902,940 and 198,044,410 outstanding, respectively	196,903	198,044
Additional paid-in capital	1,761,398,518	1,763,061,377
Accumulated deficit	(260,172,478)	(114,679,721)
Accumulated other comprehensive income	80,615,151	56,094,242
Noncontrolling interests	78,087,464	84,007,911
Total equity	1,660,125,558	1,788,681,853
Total liabilities, redeemable noncontrolling interests and equity	$3,418,163,087	$3,387,242,491
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the period from May 19, 2022 through September 30, 2022
Revenue
Energy revenue	$43,721,429	$41,762,638	$126,114,938	$61,553,896
Investment Management revenue	2,842,307	199,758	9,173,509	408,798
Other revenue	2,626,192	3,872,142	5,895,556	5,371,619
Contract amortization, net	(4,087,783)	(4,423,703)	(13,831,857)	(6,261,422)
Total revenue	45,102,145	41,410,835	127,352,146	61,072,891

Operating expenses
Direct operating costs	27,962,184	22,208,240	77,446,193	30,923,595
General and administrative	12,255,336	15,863,942	44,913,547	23,836,557
Depreciation, amortization and accretion	54,685,465	14,203,777	104,831,089	20,385,670
Impairment of long-lived assets	50,662,070	—	50,662,070	—
Total operating expenses	145,565,055	52,275,959	277,852,899	75,145,822

Operating loss	(100,462,910)	(10,865,124)	(150,500,753)	(14,072,931)

Interest expense, net	(10,658,283)	(6,626,355)	(28,084,945)	(9,380,063)
Unrealized gain on interest rate swaps, net	24,027,203	—	35,996,534	—
Unrealized loss on investments, net	(1,945,473)	(4,863,752)	(1,267,700)	(4,351,694)
Other income (expense), net	214,628	156,455	245,160	(204,095)

Net loss before income taxes	(88,824,835)	(22,198,776)	(143,611,704)	(28,008,783)
Benefit from income taxes	11,535,787	1,700,896	14,154,599	1,118,352
Net loss	(77,289,048)	(20,497,880)	(129,457,105)	(26,890,431)
Less: Net loss attributable to noncontrolling interests	(16,827,263)	(15,866,579)	(65,808,113)	(24,098,817)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(60,461,785)	$(4,631,301)	$(63,648,992)	$(2,791,614)

Earnings per share
Basic	$(0.31)	$(0.02)	$(0.32)	$(0.01)
Diluted	$(0.31)	$(0.02)	$(0.32)	$(0.01)

Weighted average shares outstanding
Basic	197,152,809	201,930,597	199,653,035	201,950,922
Diluted	197,152,809	201,930,597	199,653,035	201,950,922
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the period from May 19, 2022 through September 30, 2022
Net loss	$(77,289,048)	$(20,497,880)	$(129,457,105)	$(26,890,431)

Other comprehensive income, net of tax:
Unrealized gain on derivatives designated as cash flow hedges, net of tax	27,332,094	58,820,156	24,520,909	66,275,994
Total other comprehensive income, net of tax	$27,332,094	$58,820,156	$24,520,909	$66,275,994

Comprehensive (loss) income	(49,956,954)	38,322,276	(104,936,196)	39,385,563
Less: Comprehensive loss attributable to noncontrolling interests	(16,827,263)	(15,866,579)	(65,808,113)	(24,098,817)
Comprehensive (loss) income attributable to Greenbacker Renewable Energy Company LLC	$(33,129,691)	$54,188,855	$(39,128,083)	$63,484,380
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(unaudited)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable common shares	Par value - redeemable common shares	Additional paid-in capital - redeemable common shares	Redeemable noncontrolling interests
Balances as of December 31, 2022	198,044,410	$198,044	$1,763,061,377	$(114,679,721)	$56,094,242	$84,007,911	$1,788,681,853	—	$—	$—	$2,034,000
Issuance of common shares under distribution reinvestment plan	656,160	656	5,693,736	—	—	—	5,694,392	—	—	—	—
Repurchases of common shares	(1,837,360)	(1,837)	(16,093,976)	—	—	—	(16,095,813)	—	—	—	—
Proceeds from shares transferred	70	—	—	—	—	—	—	—	—	—	—
Deferred sales commissions	—	—	—	(41,355)	—	—	(41,355)	—	—		—
Shareholder distributions	—	—	—	(27,179,270)	—	—	(27,179,270)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(27,879,559)	—	(27,879,559)	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	9,971,274	9,971,274	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(3,232,131)	(3,232,131)	—	—	—	—
Share-based compensation expense	5,540	6	2,658,723	—	—	—	2,658,729	—	—	—	—
Net loss	—	—	—	(17,000,840)	—	(14,630,994)	(31,631,834)	—	—	—	—
Balances as of March 31, 2023	196,868,820	$196,869	$1,755,319,860	$(158,901,186)	$28,214,683	$76,116,060	$1,700,946,286	—	$—	$—	$2,034,000
Issuance of common shares under distribution reinvestment plan	654,820	655	5,692,378	—	—	—	5,693,033	—	—	—	—
Repurchases of common shares	(3,872,090)	(3,872)	(33,982,220)	—	—	—	(33,986,092)	—	—	—	—
Deferred sales commissions	—	—	—	(38,009)	—	—	(38,009)	—	—	—	—
Shareholder distributions	—	—	—	(27,325,250)	—	—	(27,325,250)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	25,068,374	—	25,068,374	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	45,667,953	45,667,953	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(5,255,497)	(5,255,497)	—	—	—	—
Earnout Share participation	3,259,610	3,260	28,792,113	—	—	—	28,795,373	—	—	—	—
Share-based compensation expense	5,530	5	2,646,021	—	—	—	2,646,026	—	—	—	—
Other noncontrolling interest activity	—	—	—	—	—	(613,593)	(613,593)	—	—	—	—
Net income (loss)	—	—	—	13,813,633	—	(34,349,856)	(20,536,223)	—	—	—	—
Balances as of June 30, 2023	196,916,690	$196,917	$1,758,468,152	$(172,450,812)	$53,283,057	$81,565,067	$1,721,062,381	—	$—	$—	$2,034,000
Issuance of common shares under distribution reinvestment plan	662,670	663	5,733,342	—	—	—	5,734,005	—	—	—	—
Repurchases of common shares	(45,970)	(46)	(386,512)	—	—	—	(386,558)	—	—	—	—
Deferred sales commissions	—	—	—	(35,320)	—	—	(35,320)	—	—	—	—
Shareholder distributions	—	—	—	(27,627,118)	—	—	(27,627,118)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	27,332,094	—	27,332,094	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	18,236,394	18,236,394	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(4,811,734)	(4,811,734)	—	—	—	—
Earnout Share participation	228,530	229	2,001,694	—	—	—	2,001,923	—	—	—	—
Share-based compensation expense	5,520	5	3,154,869	—	—	—	3,154,874	—	—	—	—
Reclassification of participating Earnout Shares to temporary equity	(122,060)	(123)	(1,069,253)	53,610	—	—	(1,015,766)	122,060	123	1,015,643	—
Reclassification of Class P-I shares to temporary equity	(742,440)	(742)	(6,503,774)	348,947	—	—	(6,155,569)	742,440	742	6,154,827	—
Other noncontrolling interest activity	—	—	—	—	—	(75,000)	(75,000)	—	—	—	—
Net loss	—	—	—	(60,461,785)	—	(16,827,263)	(77,289,048)	—	—	—	—
Balances as of September 30, 2023	196,902,940	$196,903	$1,761,398,518	$(260,172,478)	$80,615,151	$78,087,464	$1,660,125,558	864,500	$865	$7,170,470	$2,034,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(unaudited)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of May 19, 2022	177,455,448	$177,455	$1,574,042,087	$(30,479,634)	$—	$72,779,714	$1,616,519,622	$2,034,000
Consolidation of Greenbacker Development Opportunities Fund I, LP	—	—	—	—	—	45,445,898	45,445,898	—
Consolidation of Greenbacker Development Opportunities GP I, LLC	—	—	—	—	—	533,315	533,315	—
Issuance of common shares as consideration transferred for Acquisition	24,365,133	24,365	214,656,822	—	—	—	214,681,187	—
Issuance of common shares under distribution reinvestment plan	450,810	451	3,909,253	—	—	—	3,909,704	—
Repurchases of common shares	(576,790)	(577)	(5,153,648)	—	—	—	(5,154,225)	—
Other capital activity	(11,601)	(11)	755,454	—	—	—	755,443	—
Deferred sales commissions	—	—	—	(10,678)	—	—	(10,678)	—
Shareholder distributions	—	—	—	(18,208,626)	—	—	(18,208,626)	—
Other comprehensive income	—	—	—	—	7,455,838	—	7,455,838	—
Contributions from noncontrolling interests, net	—	—	—	—	—	12,634,073	12,634,073	—
Distributions to noncontrolling interests	—	—	—	—	—	(6,000,941)	(6,000,941)	—
Share-based compensation expense	—	—	1,334,474	—	—	—	1,334,474	—
Net loss	—	—	—	1,839,687	—	(8,232,238)	(6,392,551)	—
Balances as of June 30, 2022	201,683,000	$201,683	$1,789,544,442	$(46,859,251)	$7,455,838	$117,159,821	$1,867,502,533	$2,034,000
Issuance of common shares under distribution reinvestment plan	665,360	665	5,851,154	—	—	—	5,851,819	—
Repurchases of common shares	(1,349,690)	(1,350)	(12,041,235)	—	—	—	(12,042,585)	—
Other capital activity	27,810	28	212,373	—	—	—	212,401	—
Deferred sales commissions	—	—	—	(14,691)	—	—	(14,691)	—
Shareholder distributions	—	—	—	(28,299,128)	—	—	(28,299,128)	—
Other comprehensive income	—	—	—	—	58,820,156	—	58,820,156	—
Contributions from noncontrolling interests, net	—	—	—	—	—	57,004,257	57,004,257	—
Distributions to noncontrolling interests	—	—	—	—	—	(4,173,332)	(4,173,332)	—
Share-based compensation expense	—	—	2,842,557	—	—	—	2,842,557	—
Net loss	—	—	—	(4,631,301)	—	(15,866,579)	(20,497,880)	—
Balances as of September 30, 2022	201,026,480	$201,026	$1,786,409,291	$(79,804,371)	$66,275,994	$154,124,167	$1,927,206,107	$2,034,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30, 2023	For the period from May 19, 2022 through September 30, 2022
Cash Flows from Operating Activities
Net loss	$(129,457,105)	$(26,890,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	118,662,946	26,647,092
Impairment of long-lived assets	50,662,070	—
Share-based compensation expense	8,459,629	4,177,031
Changes in fair value of contingent consideration	(4,102,704)	800,000
Amortization of financing costs and debt discounts	3,742,519	1,156,886
Amortization of interest rate swap contracts into net loss	5,007,953	172,560
Unrealized gain on interest rate swaps	(35,996,534)	—
Unrealized loss on investments	1,267,700	4,351,694
Deferred income taxes	(14,154,599)	(1,118,352)
Other	2,717,562	—
Changes in operating assets and liabilities:
Accounts receivable	(8,874,375)	5,210,660
Current and noncurrent derivative assets	33,946,521	—
Other current and noncurrent assets	(13,866,980)	(135,228)
Accounts payable and accrued expenses	13,432,636	(7,099,830)
Operating lease liabilities	(825,639)	—
Other current and noncurrent liabilities	3,498,572	1,748,887
Net cash provided by operating activities	34,120,172	9,020,969

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(266,338,251)	(221,275,181)
Deposits paid for property, plant and equipment	(4,500,000)	—
Purchases of investments	(4,048,368)	(33,909,381)
Loans made to other parties	—	(10,309,201)
Receipts from loans made to other parties	12,450,524	—
Cash acquired from Acquisition and consolidation of GDEV, net	—	1,714,463
Net cash used in investing activities	(262,436,095)	(263,779,300)

Cash Flows from Financing Activities
Shareholder distributions	(65,277,898)	(29,433,992)
Return of collateral paid for swap contract	1,735,000	6,815,000
Repurchases of common shares	(50,035,409)	(5,105,449)
Other capital activity	—	(218,984)
Deferred sales commissions	(2,654,107)	—
Contributions from noncontrolling interests	73,910,317	69,638,328
Distributions to noncontrolling interests	(12,827,534)	(7,659,395)
Proceeds from borrowings	261,370,773	223,800,946
Payments on borrowings	(88,169,694)	(14,645,530)
Payments for loan origination costs	(3,200,032)	(5,885,729)
Net cash provided by financing activities	114,851,416	237,305,195

Net decrease in Cash, cash equivalents and Restricted cash	(113,464,507)	(17,453,136)
Cash, cash equivalents and Restricted cash at beginning of period*	190,698,092	205,449,317
Cash, cash equivalents and Restricted cash at end of period	$77,233,585	$187,996,181

Supplemental Disclosures
Interest paid, net of amounts capitalized	$19,194,129	$9,084,396

Non-cash investing and financing activities
Deferred sales commission payable	8,433,689	3,155,993
Redemptions payable	32,631,156	12,091,360
Distribution payable to shareholders	7,940,066	7,312,905
Capital expenditures incurred but not paid	50,328,435	54,135,580
Non-cash distributions to noncontrolling interests	—	2,514,878
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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023 (unaudited)

These Notes to the Consolidated Financial Statements were prepared under the Non-Investment Basis as of September 30, 2023 and for the three and nine months ended September 30, 2023, the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022. All references to the “Company” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries, unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
Note 1. Organization and Operations of the Company
Organization
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through GCM investment management services to funds within the sustainable infrastructure and renewable energy industry. As of September 30, 2023, the Company’s fleet comprised 445 renewable energy projects with an aggregate power production capacity of approximately 3.3 GW, which includes operating capacity of approximately 1.5 GW and pre-operational capacity of approximately 1.8 GW. As of September 30, 2023, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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
The Company previously conducted continuous public offerings of Class A, C, and I shares of limited liability company interests, along with Class A, C, and I shares pursuant to the Company’s DRP. The public offerings were initially commenced in August 2013 and terminated March 29, 2019, raising a total of $253.4 million. The Company also privately offered Class P-A, P-I, P-D, P-T and P-S shares. These private offerings were conducted between April 2016 and March 16, 2022, raising a total of $1.4 billion. The Company currently offers the DRP pursuant to which shareholders may elect to have the full amount of cash distributions reinvested in additional shares. The Company offered the SRP pursuant to which quarterly share repurchases were conducted to allow shareholders to sell shares back to the Company. On September 23, 2023, the Company suspended the SRP (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder).

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
As such, this Quarterly Report includes the following:
Non-Investment Basis
•Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022
•Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022, the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022 (unaudited)
•Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2023 and 2022, the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022 (unaudited)
•Consolidated Statements of Redeemable Noncontrolling Interests and Equity for the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022 (unaudited)
•Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and for the period from May 19, 2022 through September 30, 2022 (unaudited)
•Notes to the Consolidated Financial Statements (unaudited)
Investment Basis
•Consolidated Statement of Operations for the period from January 1, 2022 through May 18, 2022 (unaudited)
•Consolidated Statements of Changes in Net Assets for the period from January 1, 2022 through May 18, 2022 (unaudited)
•Consolidated Statement of Cash Flows for the period from January 1, 2022 through May 18, 2022 (unaudited)
•Notes to the Consolidated Financial Statements (unaudited)
Refer to the Company’s 2022 Form 10-K, which includes additional detailed discussions of the Acquisition and its impact on the Company’s Significant Accounting Policies.
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

Share-based Compensation
The Company grants certain share-based compensation awards under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). The grant date fair value for restricted share units is determined based on the MSV of the Company’s Class P-I shares on the business day prior to the grant, reduced by the present value of the expected dividends during the vesting period. Additionally, in connection with the Acquisition, certain of the Earnout Shares that were issued to Group LLC as part of the consideration were subsequently issued by Group LLC to certain employees of the Company in exchange for their employment services post Acquisition. The Company accounts for these awards in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). Share-based compensation costs are recognized over the applicable requisite service period of the award, generally using the straight-line method. Forfeitures are recorded as incurred.
Refer to Note 19. Share-based Compensation and Note 18. Members' Equity for further details.
Earnings per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common members by the weighted average number of shares outstanding during the period. The Company’s potentially dilutive securities consist of unvested share-based compensation awards calculated using the treasury stock method, unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of share-based compensation awards and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common share at the average market price during the period.
Refer to Note 20. Earnings Per Share for further details.
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
The Company determines which customers, if any, comprise over ten percent of either revenue or accounts receivable. The Company had no customers from which revenue was over ten percent of total revenue for the three and nine months ended September 30, 2023. The Company had one customer from which revenue was 10.3% and 11.2% of total revenue for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, respectively. As of September 30, 2023, the Company had one customer from which the receivable balance was 19.8% of total accounts receivable. No one customer receivable balance represented ten percent or more of accounts receivable as of December 31, 2022.
Refer to Note 12. Derivative Instruments and Note 4. Revenue for further details.
Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation. Refer to the Company’s 2022 Form 10-K for further discussion on the adoption of ASC Topic 842, Leases (“ASC 842”).
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
There were no new acquisitions during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company acquired membership interests in 18 renewable energy projects all of which were either in development or under construction, for total consideration of $41.4 million. The purchase price of the assets acquired during the nine months ended September 30, 2023 has been allocated on a relative fair value basis to the assets acquired. For the nine months ended September 30, 2023, $37.1 million and $4.3 million were allocated to Property, plant and equipment, net and Intangible assets, net, respectively, on the Consolidated Balance Sheets.
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects reaching milestones as specified in the acquisition agreements. As of September 30, 2023 and December 31, 2022, the Company has recorded a liability of $7.5 million and $25.9 million, respectively, within Contingent consideration, current on the Consolidated Balance Sheets related to these agreements.
Note 4. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as recorded in the Consolidated Statements of Operations:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the period from May 19, 2022 through September 30, 2022
Energy sales	$36,779,251	$36,499,462	$108,788,265	$54,405,487
RECs and other incentives	6,942,178	5,263,176	17,326,673	7,148,409
Investment Management revenue	2,842,307	199,758	9,173,509	408,798
Other revenue	2,626,192	3,872,142	5,895,556	5,371,619
Contract amortization, net	(4,087,783)	(4,423,703)	(13,831,857)	(6,261,422)
Total revenue	45,102,145	41,410,835	127,352,146	61,072,891
Less: Contract amortization, net	4,087,783	4,423,703	13,831,857	6,261,422
Less: Lease revenue	(2,314,010)	(2,218,376)	(7,867,380)	(3,625,288)
Less: Investment, dividend and interest income	(2,520,031)	(3,821,264)	(5,453,247)	(5,479,553)
Total revenue from contracts with customers	$44,355,887	$39,794,898	$127,863,376	$58,229,472
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

The Company did not record any contract assets as of September 30, 2023 and December 31, 2022, as none of its rights to payment were subject to a particular event other than passage of time. Included within the Accounts receivable balance on the Consolidated Balance Sheets, the Company had a receivable balance of $24.6 million and $19.0 million, related to contracts with customers as of September 30, 2023 and December 31, 2022, respectively.
The Company has contract liabilities related to amounts received in advance from certain PPA customers upon the related solar projects reaching COD. As of September 30, 2023, the Company recorded $3.7 million of contract liabilities in Other noncurrent liabilities in the Consolidated Balance Sheets. As of December 31, 2022, the Company recorded $0.7 million of contract liabilities in Other current liabilities in the Consolidated Balance Sheets. The Company’s amortization due to contract liabilities were not material for the three and nine months ended September 30, 2023. The Company’s amortization due to contract liabilities were not material for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract (i.e., commissions) are recognized as an asset if the entity expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The Company has capitalized $2.5 million and $1.6 million, in costs to obtain a contract as of September 30, 2023 and December 31, 2022, respectively. The Company’s amortization related to costs to obtain a contract were not material for the three and nine months ended September 30, 2023, the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022.
Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of September 30, 2023, the Company had $13.5 million of remaining performance obligations. The following table includes the approximate amounts expected to be recognized related to remaining performance obligations as of September 30:

Amount
2023	$1,301,414
2024	4,993,097
2025	1,987,489
2026	1,855,290
2027	788,102
Thereafter	2,604,233
Total	$13,529,625
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

As of September 30, 2023 and December 31, 2022, the Company consolidated each tax equity partnership for which it is the managing member and considered the primary beneficiary. The assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.4 billion and $254.6 million, respectively, as of September 30, 2023. The assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.3 billion and $215.3 million, respectively, as of December 31, 2022. The assets largely consisted of property, plant and equipment, and the liabilities primarily consisted of out-of-market contracts.
Unconsolidated Variable Interest Entities
On November 18, 2022, GREC sold its investment in GDEV to an unrelated third party. As of September 30, 2023, GDEV GP held 2.80% of the interests in GDEV. The Company has determined that it is no longer the primary beneficiary of GDEV. Therefore, the Company no longer consolidates GDEV. After the deconsolidation, management has determined that the Company can still exert significant influence over operating and financial policies because of its ownership of GDEV GP. Accordingly, the Company accounts for its investment in GDEV as an equity method investment and has elected the fair value option, as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV is equal to $3.3 million, which is the sum of the Company’s existing investment in GDEV and the remaining commitments to GDEV, less the portion attributable to the noncontrolling interest in GDEV GP.
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
During February 2016, Aurora Solar was formed to develop, construct, own, finance, and operate a portfolio of 19 solar projects. As of September 30, 2023, the Company’s investment represented approximately 49.00% of Aurora Solar’s issued and outstanding common shares. The Company determined that Aurora Solar is a VIE but that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact Aurora Solar. The Company can exert significant influence over operating and financial policies because of its ownership interest in Aurora Solar. Accordingly, the Company accounts for its investment in the common shares of Aurora Solar as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss is equal to the value of its investment in Aurora Solar.
During September 2021, OYA, previously OYA Solar, was formed. As of September 30, 2023, the Company’s investment represented 50.00% of OYA’s issued and outstanding equity shares. The Company determined that OYA is a VIE but that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact OYA. The Company can exert significant influence over operating and financial policies because of its ownership interest in OYA. Accordingly, the Company accounts for its investment in the preferred shares of OYA as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as of September 30, 2023, includes the current value of its investment in OYA, the Company’s remaining unfunded commitments to OYA of $4.8 million, and the guaranteed amounts discussed in the following paragraphs. Pursuant to the amended and restated limited liability company agreement of OYA, the other 50.00% member has indemnified the Company against any draws or demands under these guarantees. The Company is not able to quantify its exposure to loss as a result of certain of these guarantees as noted below. Since the Company has elected the fair value option to account for its investment in the preferred shares of OYA, the Company is also required to measure all of its other financial interests in OYA at fair value, including these guarantees. As of September 30, 2023 and December 31, 2022, the fair value of the guarantees is included within the fair value of the investment.
On October 26, 2023, OYA, an unconsolidated investment of the Company, sold the membership interests in nine of its underlying projects. The Company received proceeds of $3.7 million as a result of this sale pursuant to a sale proceeds sharing agreement between the Company, OYA’s parent company, and other financing parties. The impact of this sale was taken into consideration in determining the fair value of the Company’s investment in OYA as of September 30, 2023.

Four subsidiaries of OYA have entered into tax equity partnerships with investor members. The Company, along with the parent company of the other 50.00% member of OYA, provided guarantees to the tax equity investor members in three of these partnerships for the payment and performance of all obligations of these subsidiaries under the partnership documents as well as affiliate contracts. In October 2023, in association with the sale of certain projects, two of these arrangements were terminated prior to the tax equity investor’s making any capital contributions, resulting in the termination of the associated guarantees. Under the third guarantee, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantee is $21.3 million, with certain exceptions in which case the limit would not apply. The guarantee will remain in full force and effect until the termination of the limited liability company agreement of the tax equity partnership, the transfer of the tax equity investor members’ membership interests, and/or the obligations under the guarantee are performed in full, depending on the specific terms of the guarantee.
In addition, certain subsidiaries of OYA have entered into two separate financing agreements with certain financial institutions. The Company has provided guarantees of certain obligations under the loan agreements upon the occurrence and continuance of a trigger event. The parent company of the other 50.00% member of OYA has also provided a guarantee to the financial institutions, and the Company is only obligated to perform in the event that the parent company of the other 50.00% member fails to perform under its guarantees. The guarantees do not have maximum liability amounts, and therefore the Company is not able to quantify the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these guarantees. The guarantees are expected to terminate on the maturity dates of the loans in 2028 and 2029.
On August 22, 2023, the Company provided an additional guarantee to one of the financial institutions in which the Company agreed to fund remaining construction costs for certain underlying projects in the maximum amount of $18.2 million as well as excess construction loans upon term conversion in the maximum amount of $1.2 million. On October 4, 2023, the Company funded $1.2 million of construction costs pursuant to a call under this guarantee. The Company recovered $1.0 million of this amount through the sale of nine of the projects previously owned by OYA on October 26, 2023. The inflows and outflows associated with this guarantee are incorporated in the valuation of the investment. In association with the sale, this guarantee was terminated.
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
The following table presents the fair values of the Company's financial assets and liabilities as of September 30, 2023 and the basis for determining their fair values:

	Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$206,416,324	$—	$206,416,324
Equity method investments	—	—	95,334,934	95,334,934
Contingent consideration	—	—	(40,800,000)	(40,800,000)
Total	$—	$206,416,324	$54,534,934	$260,951,258
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
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the Consolidated Financial Statements as of September 30, 2023 using significant unobservable inputs:

	Balance as of December 31, 2022	Purchases	Unrealized loss on investments, net	Change in contingent consideration	Reclassification of participating earnout shares	Balance as of September 30, 2023
Equity method investments	$92,554,266	$4,048,368	$(1,267,700)	$—	$—	$95,334,934
Contingent consideration	(75,700,000)	—	—	4,102,704	30,797,296	(40,800,000)
Total	$16,854,266	$4,048,368	$(1,267,700)	$4,102,704	$30,797,296	$54,534,934
The Company does not have any non-financial assets or liabilities measured at fair value as of September 30, 2023.
There were no transfers between Levels 1, 2, or 3 for the nine months ended September 30, 2023.
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
The following table quantifies the significant unobservable inputs used in determining the fair value of equity method investments as of September 30, 2023. The weighted averages are calculated based on the relative fair value of each investment as of September 30, 2023:

Unobservable Input	Input/Range
Discount rate	7.5%-11.0% (weighted average 8.2%)
kWh production	0.5%-0.6% annual degradation in production (weighted average 0.5%)
Potential leverage and estimated remaining useful life	29.0-34.0 years (weighted average 30.2 years)
As of September 30, 2023, the Company has unfunded commitments to GDEV I and GDEV II of $0.3 million and $0.6 million, respectively. The investments in GDEV I and GDEV II represent investments in a partnership in which no partner is permitted to make a withdrawal of any of its capital contributions. GDEV GP and GDEV GP II are required to cause the respective partnerships to distribute, as distributions, amounts available to the partners within 90 days of the receipt of amounts available for distribution, in the sole discretion of the GDEV GP and GDEV GP II, respectively. The Company accounts for its investments in GDEV I and GDEV II as equity method investments.
As of September 30, 2023, the value of the Company's investments in OYA, Aurora Solar, GDEV I and GDEV II, its equity method investments, were $18.9 million, $70.6 million, $4.1 million and $1.7 million, respectively. As of December 31, 2022, the value of the Company's investments in OYA, Aurora Solar, GDEV I and GDEV II, its equity method investments, were $18.6 million, $71.3 million, $2.3 million and $0.3 million, respectively. Equity method investments are recorded to Investments, at fair value on the Consolidated Balance Sheets. During the three months ended September 30, 2023, the Company recorded an unrealized loss of $1.9 million due to an unrealized loss of $3.6 million on Aurora Solar, offset by an unrealized gain of $1.4 million on OYA and $0.3 million on GDEV I. During the nine months ended September 30, 2023, the Company recorded an unrealized loss of $1.3 million due to an unrealized loss of $1.6 million on OYA and $0.7 million on Aurora Solar, offset by an unrealized gain of $1.0 million on GDEV I. During the three months ended September 30, 2022, the Company recorded an unrealized loss of $4.9 million on the Company’s investment in Aurora Solar. During the period from May 19, 2022 through September 30, 2022, the Company recorded an unrealized loss of $4.4 million due to an unrealized loss of $6.2 million on Aurora Solar offset by an unrealized gain of $1.8 million on GDEV. Unrealized gains and losses are recorded in Unrealized loss on investments, net on the Consolidated Statements of Operations.

Contingent consideration—The Company estimates the fair value of its contingent consideration associated with the Acquisition based on the likelihood of payment related to the contingent clause and the date when payment is expected to occur. The contingent consideration is reflected in Contingent consideration included in noncurrent liabilities on the Consolidated Balance Sheets. For the three months ended September 30, 2023, the Company recorded a decrease in fair value of contingent consideration of $5.4 million as a decrease in General and administrative expenses on the Consolidated Statements of Operations. For the nine months ended September 30, 2023, the Company recorded a decrease in fair value of contingent consideration of $4.1 million as a decrease in General and administrative expenses on the Consolidated Statements of Operations. As of September 30, 2023, $30.8 million of contingent consideration was settled with the participation of a certain amount of Earnout Shares, which were issued in connection with the Acquisition. The amount was reclassified from Contingent consideration to Common shares, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. Refer to Note 18. Members' Equity for further detail. For three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, the Company recorded a change in fair value of contingent consideration of $0.8 million and $0.8 million, respectively. The fair value of the contingent consideration is measured based on significant unobservable inputs, including the contractual payment amount due upon reaching the designated thresholds, the discount rate, and the date when payment is expected and is classified as Level 3 in the fair value hierarchy. The various unobservable inputs used to determine the Level 3 valuation may have similar or diverging impacts on valuation. Significant increases and decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements.
The following quantifies the significant unobservable inputs used to determine the fair value of contingent consideration as of September 30, 2023:

Unobservable Input	Input/Range
Risk-Free Rate Over Earnout Term	4.8%
Revenue Discount Rate	11.3%
Annualized Revenue Volatility	40.0%
Annualized Share Price Volatility	32.5%
Quarterly Revenue / Share Price Correlation	45.0%
Note 7. Notes Receivable
The Company’s notes receivable consists of the following as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022	Year of origination	Interest rate	Maturity date
Notes receivable, current
Cider	$41,534,762	$41,863,680	2022	8.00%	12/31/2023(1)
OYA	—	8,491,226	2022	9.00%	2/17/2023(2)
Shepherds Run	5,171,148	8,751,528	2020	8.00%	12/31/2023
Total notes receivable, current	$46,705,910	$59,106,434
Notes receivable, noncurrent
New Market	$5,008,070	$5,008,070	2019	9.00%	9/30/2022(3)
SE Solar	5,009,984	5,009,984	2019	9.00%	2/15/2023(4)
Kane Warehouse	225,871	275,871	2015	10.25%	2/28/2025
Total notes receivable, noncurrent	$10,243,925	$10,293,925
Total notes receivable	$56,949,835	$69,400,359
(1)The loan agreement was amended with an extension to the agreement on October 25, 2023.
(2)The loan was paid in full on February 17, 2023
(3)Option for purchase agreement exercised on September 30, 2022. The parties involved are working in good faith to enter into a purchase agreement.
(4)The parties involved are working in good faith on an extension to the agreement.
The notes receivable, current are recorded within Notes receivable, current on the Consolidated Balance Sheets. The notes receivable, noncurrent are recorded within Other noncurrent assets on the Consolidated Balance Sheets.

Note 8. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
Land	$19,297,974	$16,320,841
Plant and equipment	2,082,780,606	1,874,201,117
Asset retirement obligation	34,089,442	30,483,255
Finance right-of-use asset	561,866	—
Other	249,898	319,536
Total property, plant and equipment	$2,136,979,786	$1,921,324,749
Accumulated depreciation	(76,393,570)	(31,619,220)
Property, plant and equipment, net	$2,060,586,216	$1,889,705,529
As of September 30, 2023, Property, plant and equipment, net, includes construction-in-progress of $573.6 million, and construction-in-progress includes $107.6 million of development costs. As of December 31, 2022, Property, plant and equipment, net, includes construction-in-progress of $569.4 million, and construction-in-progress includes $116.6 million of development costs.
Depreciation expense was $51.9 million and $96.8 million for the three and nine months ended September 30, 2023, respectively. Depreciation expense was $11.3 million and $16.3 million for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, respectively. Depreciation expense is recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations. The Company engaged in three wind repower projects where the existing assets will be retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Depreciation of fixed assets replaced is accelerated between the mobilization milestone date in the related EPC contract and the date of de-electrification of the project site. In the third quarter of 2023, the Company continued accelerating depreciation on two projects and began accelerating deprecation on one project, resulting in $36.1 million and $51.9 million of additional depreciation during the three and nine months ended September 30, 2023, respectively. The Company does not expect to accelerate any additional depreciation through the end of the year related to these repower projects.
During the third quarter of 2023, the Company recognized impairment of long-lived assets of $50.7 million associated with a certain renewable energy asset of which $7.0 million was associated with the plant and equipment asset for the three and nine months ended September 30, 2023, and the remainder of which was associated with the favorable PPA contract. The impairment analysis reviews certain qualitative factors as well as the results of long-term operating expectations and its carrying value to determine if impairment indicators are present. The impairment analysis indicated that the projected future cash flows for the certain project no longer supported the recoverability of the carrying value of the related long-lived assets. The fair value of the asset was determined using an income approach by applying a discounted cash flow methodology to the updated long-term budget for the asset. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value is a Level 3 fair value measurement. This charge was recorded to the Company’s IPP segment. The Company did not recognize any impairment charges on long-lived assets for the period from May 19, 2022 through September 30, 2022.
Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts
Goodwill
As of September 30, 2023 and December 31, 2022, goodwill totaled $221.3 million and $221.3 million, respectively. The Company did not recognize any impairment charges on goodwill for the nine months ended September 30, 2023 or the period from May 19, 2022 through September 30, 2022.

Other Intangible Assets and Out-of-market Contracts
Other intangible assets as of September 30, 2023 consisted of the following:

	Gross carrying amount	Accumulated amortization	Net intangible assets as of September 30, 2023
PPA contracts	$382,730,584	$(41,326,537)	$341,404,047
REC contracts	46,235,382	(2,894,745)	43,340,637
Trademarks	2,800,000	(330,555)	2,469,445
Channel partner relationships	94,700,000	(13,173,712)	81,526,288
Other intangible assets	2,000,000	—	2,000,000
Total intangible assets, net	$528,465,966	$(57,725,549)	$470,740,417
Amortization expense related to intangible assets recorded as assets on the Consolidated Balance Sheets was $10.5 million and $31.4 million for the three and nine months ended September 30, 2023, respectively, which includes $8.0 million and $24.6 million, respectively, of Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statements of Operations.
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
Amortization expense related to intangible assets recorded as assets on the Consolidated Balance Sheets was $8.9 million and $12.6 million for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, respectively, which includes $6.4 million and $9.0 million, respectively, of Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statements of Operations.
The Company also has PPA and REC contracts that are held in an unfavorable position (out-of-market contracts) recorded as liabilities, which consists of the following as of September 30, 2023:

	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of September 30, 2023
PPA contracts	$(198,628,864)	$10,918,311	$(187,710,553)
PPA contracts - signed MIPA assets(1)	(5,401,517)	—	(5,401,517)
REC contracts	(19,763,291)	8,941,848	(10,821,443)
REC contracts - signed MIPA assets(1)	(3,596,960)	—	(3,596,960)
Total out-of-market contracts, net	$(227,390,632)	$19,860,159	$(207,530,473)
(1)Signed MIPA assets are defined as assets that have an executed contractual MIPA or Purchase and Sale Agreement but have not yet closed.
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net similar to favorable PPA and REC contracts. The Company recorded $3.9 million and $10.8 million of contract amortization contra-expense as an increase to revenue related to out-of-market contracts during the three and nine months ended September 30, 2023, respectively.

PPA and REC contracts that are held in an unfavorable position (out-of-market contracts) recorded as liabilities consists of the following as of December 31, 2022:

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
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net similar to favorable PPA and REC contracts. The Company recorded $2.1 million and $2.8 million of contract amortization contra-expense as an increase to revenue related to out-of-market contracts during the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, respectively.
Contract amortization on PPA and REC contract intangible assets and out-of-market contracts is recorded within Contract amortization, net on the Consolidated Statements of Operations. Amortization expense on channel partner relationships and trademark intangible assets is recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations.
Amortization expense related to the Company's finite lived intangible assets and liabilities (out-of-market contracts) was $6.5 million and $20.7 million for the three and nine months ended September 30, 2023, respectively. This includes $4.1 million and $13.8 million, respectively, of net contract amortization on PPA and REC contract intangible assets and out-of-market contracts, and $2.4 million and $6.8 million, respectively, of amortization expense on channel partner relationships and trademark intangible assets.
Amortization expense related to the Company’s finite lived intangible assets and liabilities (out-of-market contracts) was $6.8 million and $9.8 million for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, respectively. This includes $4.4 million and $6.3 million, respectively, of net contract amortization on PPA and REC contract intangible assets and out-of-market contracts, and $2.4 million and $3.5 million, respectively, of amortization expense on channel partner relationships and trademark intangible assets.
As discussed in Note 8. Property, Plant and Equipment, the Company determined that there was an impairment of an intangible asset contract, and, as such, recorded a charge of $50.7 million associated with a certain renewable energy asset of which, $7.0 million was associated with the plant and equipment asset for the three and nine months ended September 30, 2023, and the remainder of which was associated with the favorable PPA contract.
Estimated future amortization expense for the above amortizable intangible assets and out-of-market contracts for the remaining periods through September 30, 2023 as follows:

Amortization Expense
2023	$6,531,771
2024	28,566,395
2025	30,378,584
2026	29,559,900
2027	28,846,940
Thereafter	139,326,354
Total	$263,209,944
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
There were no impairment indicators identified during the nine months ended September 30, 2023 that required an impairment test for the Company’s ROU assets in accordance with ASC Topic 360, Property, Plant and Equipment.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the period from May 19, 2022 through September 30, 2022
Lease cost
Finance lease cost
Amortization of right-of-use assets	$21,797	$—	$33,097	$—
Interest on lease liabilities	7,090	—	10,443	—
Total finance lease cost	28,887	—	43,540	—
Operating lease cost	2,525,802	2,358,363	7,396,171	3,217,976
Short-term lease cost	45,830	74,072	232,918	93,555
Variable lease cost	291,751	545,400	1,326,393	660,429
Total lease cost	$2,892,270	$2,977,835	$8,999,022	$3,971,960

				September 30, 2023
Other information
Cash paid for amounts included in the measurement of lease liabilities				$5,909,196
Operating cash flows from finance leases				(10,443)
Operating cash flows from operating leases				(5,846,622)
Financing cash flows from finance leases				(52,131)
ROU assets obtained in exchange for new finance lease liabilities				561,866
ROU assets obtained in exchange for new operating lease liabilities				10,311,963
Weighted average remaining lease term – finance leases				0.4 years
Weighted average remaining lease term – operating leases				28.5 years
Weighted average discount rate – finance leases				5.46%
Weighted average discount rate – operating leases				6.62%
Operating lease cost includes $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, respectively, associated with leases embedded in PPAs for which no or de minimis payments are made. Operating lease cost includes $0.2 million and $0.2 million for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, respectively, associated with leases embedded in PPAs for which no or de minimis payments are made. The Company estimates the fair value of the lease payments and grosses up both revenue and expense by this amount. Operating lease cost also includes $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, of lease cost capitalized to the cost of projects during development and construction. Operating lease cost capitalized to the cost of projects during development and construction was $0.3 million and $0.3 million for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, respectively.

The supplemental balance sheet information related to leases for the period is as follows:

	September 30, 2023	December 31, 2022
Operating leases
Operating lease assets	$109,520,478	$102,594,813

Operating lease liabilities, current	(2,204,983)	(2,193,343)
Operating lease liabilities, noncurrent	(109,174,231)	(101,281,144)
Total operating lease liabilities	$(111,379,214)	$(103,474,487)

Finance leases
Property, plant and equipment, at cost	$561,866	$—
Accumulated depreciation	(33,097)	—
Property, plant and equipment, net	528,769	—

Other current liabilities	40,744	—
Other long-term liabilities	468,990	—
Total finance lease liabilities	$509,734	$—
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
Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases	Finance Leases
2023	$2,583,301	$458,199
2024	8,762,565	18,000
2025	9,035,303	18,000
2026	9,026,237	18,000
2027	9,086,456	3,000
Thereafter	222,225,527	—
Total lease payments	260,719,389	515,199
Less: Imputed interest	(149,340,175)	(5,465)
Present value of lease liabilities	$111,379,214	$509,734

Lessor Arrangements
A portion of the Company’s operating revenues are generated from delivering electricity and related products from owned solar and wind renewable energy facilities under PPAs in which the Company is the lessor. In addition, the Company has certain energy optimization service agreements that involve the use of a battery in which the Company is the lessor.
For these PPAs, revenue is recognized when electricity is delivered and is accounted for as rental income under the lease standard. The adoption of ASC 842, did not have an impact on the accounting policy for rental income from the Company’s PPAs in which it is the lessor. The Company elected the package of practical expedients available under ASC 842, which did not require the Company to reassess its lease classification from ASC Topic 840, Other Assets and Deferred Costs. Additionally, the Company elected the practical expedient to not separate lease and non-lease components for lessors. This election allows energy (lease component) and RECs (non-lease components) under bundled PPAs to be accounted for as a singular lease unit of account under ASC 842. The Company’s PPAs do not contain any residual value guarantees or material restrictive covenants.
As a result of the adoption of ASC 842 on January 1, 2022, the Company does not expect that PPAs that it enters into in the future will meet the definition of a lease. The Company may enter into battery storage agreements or bundled solar and storage agreements in the future that may contain one or more lease components.
Certain of the Company’s PPAs related to its solar or wind generating plants qualify as operating leases with remaining terms through 2047. Certain agreements include renewal, termination or purchase options. Property subject to operating leases, where the Company or one of its subsidiaries is the lessor, is included in Property, plant and equipment, net on the Consolidated Balance Sheets and rental income from these leases is included in Energy revenue on the Consolidated Statements of Operations. Lease income is based on energy generation; therefore, all rental income is variable under these leases. The variable lease income related to these agreements for the three and nine months ended September 30, 2023 was $2.3 million and $7.9 million, respectively. The variable lease income related to these agreements for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022 was $2.2 million and $3.6 million, respectively. Variable lease income is included in Energy revenue on the Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, the Company’s solar and wind generating plants subject to these leases had a total carrying value of $64.4 million and $67.4 million, respectively.
Certain of the Company’s energy optimization service agreements qualify as operating leases with remaining terms through 2031. Lease income under these agreements is generally fixed and recognized on a straight-line basis over the term of the lease. The lease income related to these agreements the nine months ended September 30, 2023 was not material and is not expected to be material for the ensuing five years.

Note 11. Debt
The Company has entered into credit facilities and loan agreements through its subsidiaries, as described below.

	Outstanding as of September 30, 2023	Outstanding as of December 31, 2022	Interest rate	Maturity date
GREC Entity HoldCo	$67,060,706	$74,196,983	1 mo. SOFR + 1.75%	June 20, 2025
Midway III Manager LLC	14,235,186	14,609,867	3 mo. SOFR + 1.63%	October 31, 2025
Trillium Manager LLC	69,230,556	72,736,786	3 mo. SOFR + 1.88%	June 9, 2027
GB Wind Holdco LLC	153,164,386	122,684,036	3 mo. SOFR + 1.38%(1)	December 31, 2024
Greenbacker Wind Holdings II LLC	71,417,213	72,476,839	3 mo. SOFR + 1.88%	December 31, 2026
Conic Manager LLC	23,777,251	24,356,358	3 mo. SOFR + 1.75%	April 1, 2028
Turquoise Manager LLC	31,139,654	31,687,423	3 mo. SOFR+ 1.25%	December 23, 2027
Eagle Valley Clean Energy LLC	35,317,210	35,112,342	1.91%	January 2, 2057
Eagle Valley Clean Energy LLC (Premium financing agreement)	105,647	1,063,438	6.99%	November 30, 2023
Greenbacker Equipment Acquisition Company LLC	4,587,707	6,500,000	Prime + 1.00%	December 31, 2023(2)
ECA Finco I, LLC	18,884,690	19,756,803	3 mo. SOFR + 2.25%	February 25, 2028
GB Solar TE 2020 Manager LLC	18,550,306	19,182,430	3 mo. SOFR + 1.88%	October 30, 2026
Sego Lily Solar Manager LLC	136,120,714	137,445,285	3 mo. SOFR + 1.38%	August 17, 2028
Celadon Manager LLC	72,853,490	61,925,120	1 mo. SOFR + 1.50%	February 18, 2029
GRP II Borealis Solar LLC	41,151,272	41,787,517	3 mo. SOFR + 2.00%	June 30, 2027
Ponderosa Manager LLC	127,643,655	147,080,167	1 mo. SOFR + 1.10%	Various(3)
PRC Nemasket LLC	42,525,559	44,487,662	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	146,594,014	60,000,000	1 mo. SOFR + 1.75%	November 29, 2027
Dogwood GB Manager LLC	51,914,193	—	1 mo. SOFR + 1.63%	March 29, 2030
GREC Warehouse Holdings I LLC	34,016,725	—	3 mo. SOFR + 2.03%	August 11, 2026
Total debt	$1,160,290,134	$987,089,056
Less: Current portion of long-term debt	(194,427,279)	(95,869,554)
Less: Discount on long-term debt and deferred financing fees	(41,816,284)	(40,459,061)
Total long-term debt, net	$924,046,571	$850,760,441
(1)Due to the Company adopting the Reference Rate Reform accounting standard, these agreements were amended during the three months ended September 30, 2023, to replace amendments were made these contracts that reference to LIBOR and replaced the reference with SOFR.
(2)On October 23, 2023, the maturity date was amended to December 31, 2023 in the Fourth Amendment to the Loan and Security Agreement.
(3)The Ponderosa Manager LLC tax equity bridge loan and construction loan mature on October 13, 2023 and September 15, 2029, respectively. The amounts due under these loans are $34.5 million and $93.1 million, respectively.
During the nine months ended September 30, 2023, the Company entered into new or modified existing debt facilities as noted below:
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
On October 18, 2023, the Company made a principal payment of $13.0 million.

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
GREC Warehouse Holdings I LLC
On August 11, 2023, GREC Warehouse Holdings 1 LLC entered into a credit agreement with a syndicate of lenders for an aggregate revolving credit facility commitment of $75.0 million, with the allowance for increases of credit of no more than $175.0 million. The revolving credit facility will bear interest at the three-month SOFR plus an applicable margin, which is 2.03% through the second anniversary of the closing date and 2.28% per annum after the second anniversary of the closing date through the maturity date, August 11, 2026. Borrowings under the credit facility are secured by certain equity interests in the borrower and its wholly-owned subsidiaries held by indirect wholly-owned subsidiaries of the Company.
GB Wind Holdco LLC
On September 15, 2023, the GB Wind Holdco LLC loan agreement was amended and restated to provide financing in connection with the repower of certain wind facilities. The loan bears interest at the three-month SOFR rate plus an applicable margin, which is 1.38% per annum through the fourth anniversary of the closing date and 1.50% per annum after the fourth anniversary of the closing date through the applicable maturity date. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date of December 31, 2024. The loan is secured by wind energy facilities owned through wholly owned subsidiaries.
The Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding borrowings. Refer to Note 12. Derivative Instruments for further discussion.
The following table shows the components of interest expense related to the Company's borrowings for the three months ended September 30, 2023 and 2022, the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the period from May 19, 2022 through September 30, 2022
Loan interest	$10,727,877	$5,874,063	$31,730,134	$8,207,203
Commitment / letter of credit fees	3,918,977	427,385	9,346,320	827,848
Amortization of deferred financing costs	805,071	554,995	2,450,174	599,759
Amortization of discount on notes payable	543,500	413,933	1,292,345	557,127
Interest capitalized	(5,271,811)	(644,021)	(16,464,002)	(811,874)
Total	$10,723,614	$6,626,355	$28,354,971	$9,380,063
Interest expense disclosed in the table above is included within Interest expense, net on the Consolidated Statements of Operations.

The principal payments due on borrowings for each of the next five years ending September 30 and thereafter, are as follows:

Period ending September 30,	Principal Payments
2024	$200,855,744
2025	100,239,155
2026	70,650,034
2027	339,667,872
2028	183,921,178
Thereafter	264,956,151
$1,160,290,134
Note 12. Derivative Instruments
The Company manages interest rate risk, primarily through the use of derivative financial instruments.
Cash Flow Hedges of Interest Rate Risk
The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company, through its wholly owned subsidiaries, has entered into interest rate swaps as part of its interest rate risk management strategy. Certain of these interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed interest rate payments at fixed rates ranging between 0.41% and 3.81%.
The following tables reflect the location and estimated fair value positions of derivative contracts at:

		September 30, 2023
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)

Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets	$924,124,290	$149,787,918	$—
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current/ Derivative assets	288,636,924	56,628,406	—
Total		$1,212,761,214	$206,416,324	$—
As of September 30, 2023, the notional amount for derivatives designated as hedging instruments includes $814.0 million associated with currently effective swaps and $110.1 million associated with forward starting swaps. The notional amount for derivatives not designated as hedging instruments includes $3.9 million associated with currently effective swaps and $284.7 million associated with a deal contingent swap. The interest rate swaps have maturities between 2025 and 2050.

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

The following table provides information on the fair value of derivative contracts as recorded in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the period from May 19, 2022 through September 30, 2022
Derivatives Designated as Hedging Instruments
Gain recognized in other comprehensive income	35,426,792	79,325,293	28,233,783	89,791,226
Less: taxes on gain recognized in other comprehensive income	9,769,753	21,025,040	8,764,904	23,687,792
Swap amortization	1,675,055	519,903	5,052,030	172,560

Derivatives Not Designated as Hedging Instruments
Realized interest rate swaps reclassified to interest expense, net from accumulated other comprehensive income	(7,502,389)	519,903	(19,211,374)	172,560
Gain reclassified into earnings as a result of partial discontinuance of cash flow hedge from other comprehensive income	—	—	6,297,079	—
Gain on undesignated interest rate swaps, net	24,027,203	—	29,699,455	—
For derivatives designated as cash flow hedges, the changes in the fair value of the derivative are initially reported in other comprehensive income (outside of earnings), and subsequently, reclassified to earnings when the hedged transaction affects earnings. The Company assesses the effectiveness of each hedging relationship by utilizing a statistical regression analysis. For derivatives not designated in a hedging relationship, the changes in fair value of the derivative are reported immediately in earnings.
Amounts reported in accumulated other comprehensive income related to designated derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that existing gains of $29.9 million currently reflected in Accumulated other comprehensive income will be reclassified to earnings as a decrease in interest expense as interest payments are made.
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
The non-zero designation date value of cash flow hedges and dedesignated cash flow hedges for which the originally forecasted transactions are not probable of not occurring are amortized and reclassified from other comprehensive income to interest expense.
During the next twelve months, the Company estimates that $7.1 million will be reclassified from Accumulated other comprehensive income to earnings as an increase to interest expense associated with the amortization of these non-zero fair value and dedesignated cash flow hedges.
During the three and nine months ended September 30, 2023, the Company received $27.0 million and $36.9 million in cash, respectively, as a result of the full or partial termination of interest rate swaps. The cash proceeds received are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. In addition, as of September 30, 2023, the Company recorded a receivable of $19.8 million in Other current assets on the Consolidated Balance Sheets due from the counterparty to a swap that was terminated. The Company subsequently collected the outstanding receivable of $19.8 million on October 2, 2023.

Additionally, from time to time, the Company utilizes derivative instruments for the purposes of managing interest rate risk on future term debt instruments. Since the debt agreements have not yet closed, in order to lock in the terms, the Company may make payments to be maintained as cash collateral. As of September 30, 2023, there was no cash collateral. As of December 31, 2022, the Company recorded $1.7 million of cash collateral in Other current assets in the Consolidated Balance Sheets.
Note 13. Asset Retirement Obligations
The following table represents the balance of AROs as of September 30, 2023, as well as the additions, settlements and accretion related to the Company's AROs for the nine months ended September 30, 2023:

Balance as of December 31, 2022	$31,412,838
Revisions in estimates for current obligations	(216,956)
Asset retirement obligation settled during current period	—
Asset retirement obligation incurred during current period	1,184,131
Accretion expense	1,208,807
Balance as of September 30, 2023	$33,588,820
As of September 30, 2023, the AROs are recorded in Other noncurrent liabilities in the Consolidated Balance Sheets.
Note 14. Income Taxes
The guidance under ASC Topic 740, Income Taxes, establishes the methodology, including the use of an estimated annual effective tax rate, to determine income tax expense (or benefit) in interim financial reporting. At the end of each quarter, the Company makes the best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and net loss attributable to noncontrolling interest. Based on enacted tax laws, the Company’s effective tax rate in 2023 is expected to be 9.9%.
The Company recorded a benefit from income taxes of $11.5 million and $14.2 million for the three and nine months ended September 30, 2023. The effective tax rate varies from the statutory U.S. federal income tax rate of 21.0% primarily due to the tax impact of net loss attributable to noncontrolling interests.
The Company assessed its tax positions for all open tax years as of September 30, 2023 for all U.S. federal and state, and foreign tax jurisdictions for the years 2014 through 2022. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of September 30, 2023. As of September 30, 2023, the Company has no reserve for uncertain tax benefits.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of September 30, 2023. For the nine months ended September 30, 2023, valuation allowance increases of $0.6 million have been recorded against state net operating loss carry forwards where it is not more likely than not that they will be utilized within the loss carry forward period.

Note 15. Commitments and Contingencies
Legal Proceedings
The Company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. As of September 30, 2023, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company.
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of September 30, 2023, the Company has provided the requisite security for these agreements in the form of a standby letter of credit of $142.0 million. As of September 30, 2023, $1.8 million had been drawn under these letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from November 2023 through January 2057.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $1.1 billion to complete construction of the facilities and the closing of the purchase of membership interest pursuant to all conditions being met under such agreements. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled in 2023 into 2027. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. As of September 30, 2023, the Company was in compliance with all agreed upon delivery quantities.
Renewable Energy Credit Commitments
The Company enters into two different types of forward sales agreements. The first type of forward sales agreement is to sell 100% of the RECs produced by certain renewable energy systems. Total REC sales will depend on total production at each renewable energy system. The second type of forward sales agreement is to sell a specified number of RECs at fixed prices during specific periods between 2023 through 2041. As of September 30, 2023, the Company's commitments with third parties under REC sales contracts are as follows:

Number of RECs
2023	16,659
2024	176,050
2025	59,435
2026	55,291
2027	27,823
Thereafter	201,643
Total	536,901

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
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures which are governed by various agreements to which certain of the Company's subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $528.8 million as of September 30, 2023. As of September 30, 2023, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
Refer to Note 1. Organization and Operations of the Company, Note 5. Variable Interest Entities, Note 10. Leases, and Note 16. Related Parties for an additional discussion of the Company’s commitments and contingencies.
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
Immediately prior to the closing of the Acquisition on May 19, 2022, GCM owned 23,601 Class A shares and 2,776 Class P-D shares. In connection with the Acquisition, all Class A shares and Class P-D shares held by GCM were forfeited, retired and cancelled. The forfeiture, retirement, and cancellation of the shares held by GCM for $0.2 million was recorded to Proceeds from shares transferred on the Consolidated Statements of Redeemable Noncontrolling Interests and Equity.
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

Transition Services Agreement
In connection with the Acquisition, Group LLC and certain other parties (together, the “Service Recipients”) entered into a transition services agreement with Greenbacker Administration (the “Transition Services Agreement”), pursuant to which Greenbacker Administration is providing certain financial and corporate recordkeeping services to the Service Recipients until the earlier of December 31, 2023 (or December 31, 2026 in the case of one of the Service Recipients), such time as the parties terminate the services arrangement, or one month after such Service Recipient has been liquidated and dissolved. The Service Recipients shall be required to pay a fee of $200 per hour per person performing the services it receives under the Transition Services Agreement. The impact of the Transition Services Agreement to the Consolidated Financial Statements for the nine months ended September 30, 2023 was not material.
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
Base management fees under GCM’s advisory fee agreement with GROZ are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital for GROZ. During the three and nine months ended September 30, 2023, the Company earned $0.1 million and $0.2 million, respectively, in management fees from GROZ. During the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, the Company earned $0.1 million and $0.1 million, respectively, in management fees from GROZ. Management fees from GROZ are included in Investment Management revenue on the Consolidated Statements of Operations. The management fees earned are payable monthly, in arrears. As of September 30, 2023 and December 31, 2022, the Company was owed $0.1 million and $0.1 million, respectively, in management fees from GROZ, which is included in Accounts receivable on the Consolidated Balance Sheets.
The Company is also eligible to receive certain performance-based incentive fee distributions from GROZ, including upon liquidation of GROZ, subject to certain distribution thresholds as defined in the amended and restated limited liability company operating agreement of GROZ. The Company did not recognize any revenue related to GROZ incentive fee distributions for the nine months ended September 30, 2023 or the period from May 19, 2022 through September 30, 2022.

Base management fees under GCM’s advisory fee agreements with GDEV and GDEV B, dated March 3, 2022, are calculated as follows. For the period from March 3, 2022 through the date on which the commitment period ends (as defined in the GDEV and GDEV B amended and restated limited partnership agreements), the management fee is calculated at an annual rate of 1.75% to 2.00%, depending on the limited partner, of the aggregate capital commitments to GDEV and GDEV B. Beginning on the date following the date on which the commitment period terminates, the management fee is calculated at an annual rate of 1.75% to 2.00%, depending on the limited partner, of the aggregate cost basis of all portfolio securities of GDEV and GDEV B. The management fees earned are payable quarterly, in advance. The management fees earned are payable quarterly, in advance. As a result of the Company consolidating GDEV during the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, $0.5 million and $0.7 million, respectively, of management fee revenue earned under the advisory agreement with GDEV was considered intercompany revenue and was therefore eliminated in consolidation. As a result of the deconsolidation of GDEV on November 18, 2022, management fee revenue is no longer eliminated in consolidation and is recorded on the Consolidated Statements of Operations. Management fee revenue earned under the advisory agreement with GDEV B is not considered intercompany revenue, and therefore is not eliminated in consolidation. During the period from May 19, 2022 through September 30, 2022, the Company earned $0.2 million in management fees from GDEV B, which is included in Investment Management revenue on the Consolidated Statements of Operations. Refer to the Company’s 2022 Form 10-K for further information on the deconsolidation of GDEV. During the three and nine months ended September 30, 2023, the Company earned $0.6 million and $1.9 million respectively, in management fees from GDEV I, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, the Company was not owed any management fees from GDEV I. As of September 30, 2023, there were no prepaid management fees from GDEV I. As of December 31, 2022, GDEV I prepaid $0.6 million in management fees to the Company, which is included in Other current liabilities on the Consolidated Balance Sheets.
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV I, including upon liquidation of GDEV I, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV I. The Company did not recognize any revenue related to GDEV I incentive fee distributions for the nine months ended September 30, 2023.
Base management fees under GCM's advisory agreement with GDEV II, dated November 11, 2022, are calculated as follows. For the period from November 11, 2022 through the date on which the commitment period ends (as defined in the GDEV II amended and restated limited partnership agreement), the management fee is calculated at an annual rate of 1.50% to 1.75%, depending on the limited partner, of the aggregate capital commitments to GDEV II. Beginning on the date following the date on which the commitment period terminates, the management fee is calculated at an annual rate of 1.50% to 1.75%, depending on the limited partner, of the aggregate cost basis of all portfolio securities of GDEV II. The management fees earned are payable quarterly, in advance. During the three and nine months ended September 30, 2023, the Company earned $0.1 million and $1.1 million, respectively, in management fees from GDEV II, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of September 30, 2023, the Company was not owed any management fees from GDEV II. As of December 31, 2022, the Company was owed $0.2 million in management fees from GDEV II, which is included in Accounts receivable on the Consolidated Balance Sheets.
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV II, including upon liquidation of GDEV II, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV II. The Company did not recognize any revenue related to GDEV II incentive fee distributions for the nine months ended September 30, 2023.
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
During the three and nine months ended September 30, 2023, the Company earned $1.1 million and $2.6 million, respectively, in management fees from GREC II, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of September 30, 2023, the Company was owed $2.2 million in management fees from GREC II, which is included in Accounts receivable on the Consolidated Balance Sheets. For the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, the Company did not earn any management fees under the advisory agreement due to GREC II's early stage of development.

The Company is also eligible to receive certain performance-based incentive fees from GREC II, including upon liquidation of GREC II, subject to certain distribution thresholds as defined in the advisory agreement between GCM and GREC II. For the three and nine months ended September 30, 2023, the Company recognized nil and $1.2 million related to GREC II performance-based incentive fees, respectively, which is included in Investment Management revenue on the Consolidated Statements of Operations. The Company did not recognize performance-based incentive fees for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022. As of September 30, 2023 and December 31, 2022, the Company was owed $1.2 million and $0.9 million in performance-based incentive, respectively, which is included in Accounts receivable on the Consolidated Balance Sheets.
In addition, the Company earns administrative fee revenue for certain technical, financial, legal, accounting, tax and operational asset management services performed by Greenbacker Administrator. Pursuant to the administration agreement between GREC II and Greenbacker Administrator, GREC II will reimburse Greenbacker Administrator for the costs and expenses incurred by Greenbacker Administrator and any sub-administrators in performing their obligations and providing personnel and facilities to GREC II. During the three and nine months ended September 30, 2023, the Company earned $1.0 million and $2.4 million, respectively, in administrative fee revenue, which is included in Investment Management revenue on the Consolidated Statements of Operations. The Company did not recognize administrative fee revenue for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022. As of September 30, 2023, the Company was owed $2.4 million in administrative fees from GREC II, which is included in Accounts receivable on the Consolidated Balance Sheets. As of December 31, 2022, the Company did not earn any administrative fees from GREC II under the administration agreement.
As of September 30, 2023, the Company is owed $5.6 million from GREC II for progress payments made in 2023 towards equipment purchases, which is included in Other current assets on the Consolidated Balance Sheets. The amount due is expected to be settled during the fourth quarter of 2023.
Other Related Party Transactions
The Company entered into secured loans to finance the purchase and installation of energy-efficient lighting with AEC Companies. Certain of the loans with LED Funding LLC, an AEC Company, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own a direct, noncontrolling ownership interest in the Company. The loans between the AEC Companies and the Company, and the subsequent leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of September 30, 2023 and December 31, 2022, the Company was owed $0.1 million and $0.1 million, respectively, in lease payments from AEC Companies, which is included in Accounts receivable on the Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, the principal balance of the loan receivable was $0.2 million and $0.3 million, respectively, which is included in Other noncurrent assets on the Consolidated Balance Sheets. The interest receivable as of September 30, 2023 and December 31, 2022 was not material. The Company received payments of $0.1 million on the operating leases and the loan receivable during the nine months ended September 30, 2023.
On September 1, 2023, GREC Corp (together with the Company) and Mehul Mehta entered into a separation agreement where Mr. Mehta’s role as Chief Investment Officer with the Company terminated on September 1, 2023, and the Company will engage Mr. Mehta as a consultant. Pursuant to the separation agreement, Mr. Mehta will receive cash severance of $1.3 million and a grant of 84,899 cash-settled restricted share units. A certain number of Mr. Mehta’s Earnout Shares will vest on an accelerated basis. Mr. Mehta will also have the ability to have Class P-I shares repurchased, depending on whether the Company’s current SRP has been terminated or suspended. Mr. Mehta’s previous grant of 84,899 restricted share units were forfeited. Refer to Note 19. Share-based Compensation for additional information on Mr. Mehta’s forfeited restricted share units and granted cash-settled restricted share units. All participating Earnout shares and Class P-I shares were reclassified as temporary equity and recorded within Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets.
In addition, the Company entered into a consulting agreement with Mr. Mehta to provide certain consulting, transition and other services. The term of the consulting agreement is from September 1, 2023 through January 2, 2024, with total consideration of $0.2 million paid in accordance with the Company’s normal payroll schedule.
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

Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the Tax Equity Investors achieve their agreed-upon rate of return, they are entitled to a portion of the applicable project’s operating cash flow, as well as substantially all of the project’s investment tax credits, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the Tax Equity Investors reach their target return between five and 10 years after the applicable project achieves commercial operation. The Company has determined that the contractual arrangements with Tax Equity Investors represent substantive profit-sharing arrangements and that income or loss should be attributed to these NCIs in each period using a balance sheet approach referred to as the HLBV method. As of September 30, 2023, RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value was $2.0 million, and nonredeemable NCI attributable to Tax Equity Investors was $77.9 million. As of December 31, 2022, RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value was $2.0 million, and nonredeemable NCI attributable to Tax Equity Investors was $83.3 million. Net income (loss) attributable to noncontrolling interests for Tax Equity Investors was $(15.1) million and $(64.2) million and for the three and nine months ended September 30, 2023, respectively. Net income (loss) attributable to noncontrolling interests for Tax Equity Investors was $(15.9) million and $(25.3) million for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, respectively. For the nine months ended September 30, 2023, contributions from Tax Equity Investors net of syndication costs totaled $73.7 million, all of which was received in the period, and distributions to Tax Equity Investors totaled $13.8 million, of which $10.1 million was paid in the period.
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of September 30, 2023 and December 31, 2022, the NCI attributable to the GDEV GP was $0.2 million and $0.5 million, respectively. Net income (loss) attributable to noncontrolling interests at GDEV GP for the three and nine months ended September 30, 2023, the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022 was not material.
The Company allocates income and loss to the NCI in GDEV GP II based on the contractual allocations within the GDEV GP II operating agreement. As of September 30, 2023 and December 31, 2022, the NCI attributable to the GDEV GP II was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the three and nine months ended September 30, 2023, the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022 was not material.
The noncontrolling interests in GDEV represented the component of equity held by limited partners, excluding the equity held by the Company, prior to the deconsolidation of GDEV on November 18, 2022 as discussed in Note 5. Variable Interest Entities. The portion of the net investment gains (losses) of GDEV attributable to the limited partner investors was allocated to noncontrolling interests prior to the deconsolidation. Net income (loss) attributable to noncontrolling interests at GDEV was $0.1 million and $1.2 million for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, respectively. For the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, contributions from the GDEV limited partners totaled $17.6 million and $21.7 million, respectively, of which $21.1 million and $21.7 million were received in the respective periods. For the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022, distributions to the limited partners totaled nil and $2.6 million, respectively, all of which were paid in the respective periods. As a result of the deconsolidation event on November 18, 2022, there was no NCI attributable to GDEV investors as of September 30, 2023 or December 31, 2022.
As of September 30, 2023 and December 31, 2022, NCI attributable to other noncontrolling interest was $0.2 million and $0.2 million, respectively.

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

In connection with the Acquisition, the Company issued 13,071,153 newly designated Earnout Shares to Group LLC pursuant to a certificate of share designation of Class EO common shares of the Company (the “Certificate of Designation”). Earnout Shares are divided into three separate series, designated as “Tranche 1 Earnout Shares,” “Tranche 2 Earnout Shares,” and “Tranche 3 Earnout Shares,” and are comprised of 4,357,051 Tranche 1 Earnout Shares, 4,357,051 Tranche 2 Earnout Shares, and 4,357,051 Tranche 3 Earnout Shares. Each separate series of Earnout Shares initially do not have the right to participate in any distributions paid by the Company. However, upon the achievement of separate benchmark targets applicable to each series in accordance with the terms of the Certificate of Designation, or upon the occurrence of certain liquidity events, each series of Earnout Shares can become “Participating Earnout Shares” and will become entitled to priority allocations of profits and increases in value from the Company, and will (i) have equivalent economic and other rights as the Class P-I shares of the Company, (ii) vote together as a single class with the Class P-I shares on all matters submitted to holders of Class P-I shares generally, (iii) not have separate voting rights on any matters (other than amendments to the terms of the Participating Earnout Shares that affect such Participating Earnout Shares adversely and in a manner that is different from the terms of the Class P-I shares), and (iv) have the right to participate in all distributions payable by the Company, as if they were, and on a pari passu basis with, the Class P-I shares for all purposes set forth in the Fifth Operating Agreement. Prior to the satisfaction of these targets, Earnout Shares will not be entitled to (x) vote with other shares on matters submitted to the holders of shares generally or (y) receive any distributions made to any other holders of shares (and will not be entitled to any accrual of distributions prior to achieving the targets described in the Certificate of Designation). As of September 30, 2023, certain Earnout Shares have earned participating status as discussed in Earnout Shares below.
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
Distribution Reinvestment Plan
The Company adopted a DRP through which the Company’s Class A, C and I shareholders could elect to purchase additional shares with distributions from the Company rather than receiving the cash distributions. The DRP was amended as of February 1, 2021 to include all share classes. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the Company's prior public and private offerings. As of April 17, 2023, pursuant to the Company's Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-251021), it is offering up to $20.0 million in Class A, C and I shares to its existing Class A, C, and I shareholders pursuant to the DRP. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares issued pursuant to the DRP except for distribution fees on Class C, P-S and P-T shares. At its discretion, the Board of Directors may amend, suspend or terminate the DRP. The Board of Directors may also modify or waive the terms of the DRP with respect to certain or all shareholders, in its discretion, to be in the best interests of the Company. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.
As of September 30, 2023, the Company issued 3,156,928 Class A shares, 569,856 Class C shares, 1,562,585 Class I shares, 74,369 Class P-A shares, 2,480,716 Class P-I shares, 3,360 Class P-D shares, 1,447,403 Class P-S shares, and 12,730 Class P-T shares for a total of 9,307,947 aggregate shares issued under the DRP. As of December 31, 2022, the Company issued 2,854,508 Class A shares, 501,816 Class C shares, 1,387,945 Class I shares, 48,899 Class P-A shares, 1,592,476 Class P-I shares, 2,380 Class P-D shares, 938,083 Class P-S shares, and 8,190 Class P-T shares for a total of 7,334,297 aggregate shares issued under the DRP.
Share Repurchase Program
The Company, through approval by its Board of Directors, adopted a SRP, pursuant to which the Company would conduct quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the Company at a price equal to the then current monthly share value for that class of shares.
The SRP includes numerous restrictions that will limit a shareholder’s ability to sell shares. At the sole discretion of the Board of Directors, the Company may also use cash on hand (including the proceeds from the issuance of new shares), cash available from borrowings or other external financing sources and cash from liquidation of investments to repurchase shares.

A shareholders’ right to purchase is subject to the availability of funds and the other provisions of the SRP. Additionally, a shareholder must hold his or her shares for a minimum of one year before he or she can participate in the SRP, subject to any of the following special circumstances: (i) the written request of the estate, heir or beneficiary or a deceased shareholder; (ii) a qualifying disability of the shareholder for a non-temporary period of time provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; (iii) a determination of incompetence of the shareholder by a state or federal court located in the United States; or (iv) as determined by the Board of Directors, in their discretion, to be in the interests of the Company. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.
The quarterly share repurchases limits for the Company’s SRP are set forth below.

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
On September 23, 2023, the Board of Directors approved the suspension of the SRP effective immediately, except for repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder. As a result of the suspension of the SRP, the Company will not accept or otherwise process any additional repurchase requests (except as noted above) until such time, if any, as the Board of Directors affirmatively authorizes the recommencement of the SRP. However, the Company can make no assurances as to whether this will happen, or the timing or terms of any recommencement.
The Company has delayed the payment with respect to the shares repurchased by the Company for the second quarter and currently expects to distribute related proceeds in the fourth quarter of 2023. As of September 30, 2023, the Company recorded $32.6 million of redemptions payable related to the delayed payment on the Consolidated Balance Sheets. The Company will also pay an additional supplemental payment to these redeeming shareholders based on the amount of distributions that the redeeming shareholders would have received from July 1, 2023 through the final date on which the shares are paid, had the Company not repurchased the shares. During the three months ended September 30, 2023, the Company recorded $0.5 million related to this supplemental payment to Interest expense, net on the Consolidated Statements of Operations.
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
Since none of the events that would trigger the Liquidation Performance Participation Distribution was considered probable to occur, no liability was recognized related to the LPU as of September 30, 2023.

Additionally, certain employees of the Company received profits interest units from the LPU Holder in exchange for employment services. Since LPU Holder does not have any other operations or assets, the distribution an employee grantee shall receive from these profits interest units is the equivalent of the Liquidation Performance Participation Distribution the Company shall make to the LPU Holder. The Company has determined that the profits interest units do not represent a substantive class of the Company’s equity, and therefore, shall account for the potential distribution to employees as a payable in accordance with ASC Topic 710, Compensation—General. Since none of the events that would trigger the distribution was considered probable to occur, no liability was recognized as of September 30, 2023, and no compensation expense was recognized for the nine months ended September 30, 2023.
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

The Earnout Shares included in purchase consideration are classified as contingent consideration liabilities and are subject to recurring fair value measurements until they reach the status of Participating Earnout Shares. As of September 30, 2023, the Run Rate Revenue exceeded $8.3 million but was less than $12,500,000. Accordingly, a total of 228,530 and 3,488,140 Tranche 1 Earnout Shares with a fair value of $2.0 million and $30.8 million achieved the status of Participating Earnout Shares for the three and nine months ended September 30, 2023, respectively, which was reclassified from Contingent consideration to Common stock, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, the fair value of the Earnout Shares that had not yet achieved the status of Participating Earnout Shares was $40.8 million and $75.7 million, respectively. The change in fair value of the contingent consideration is included in General and administrative expenses on the Consolidated Statements of Operations.
The following table is a summary of the shares issued, participating and repurchased during the period and outstanding as of September 30, 2023:

	Class A	Class C	Class I	Class P-A	Class P-I	Class P-D	Class P-S	Class P-T	Class EO(1)	Total
Shares outstanding as of December 31, 2022	16,140,997	2,672,994	6,403,191	814,900	125,313,984	191,573	46,261,457	245,314	—	198,044,410
Shares issued through reinvestment of distributions during the period	101,010	22,320	57,590	8,270	297,870	320	167,310	1,470	—	656,160
Shares repurchased during the period	(167,700)	(40,960)	(41,780)	—	(951,730)	—	(635,190)	—	—	(1,837,360)
Shares transferred during the period	—	—	—	—	11,170	—	(11,100)	—	—	70
Other capital activity	—	—	—	—	5,540	—	—	—	—	5,540
Shares outstanding as of March 31, 2023	16,074,307	2,654,354	6,419,001	823,170	124,676,834	191,893	45,782,477	246,784	—	196,868,820
Shares issued through reinvestment of distributions during the period	99,990	22,450	57,670	8,470	295,150	330	169,250	1,510	—	654,820
Shares repurchased during the period	(514,610)	(16,350)	(59,690)	—	(1,766,010)	—	(1,512,800)	(2,630)	—	(3,872,090)
Other capital activity	—	—	—	—	5,530	—	—	—	3,259,610	3,265,140
Shares outstanding as of June 30, 2023	15,659,687	2,660,454	6,416,981	831,640	123,211,504	192,223	44,438,927	245,664	3,259,610	196,916,690
Shares issued through reinvestment of distributions during the period	101,420	23,270	59,380	8,730	295,220	330	172,760	1,560	—	662,670
Shares repurchased during the period	(25,340)	(2,600)	(3,980)	—	(14,050)	—	—	—	—	(45,970)
Other capital activity	—	—	—	—	5,520	—	—	—	228,530	234,050
Shares outstanding as of September 30, 2023	15,735,767	2,681,124	6,472,381	840,370	123,498,194	192,553	44,611,687	247,224	3,488,140	197,767,440
(1)Class EO Other capital activity relates to shares that achieved participating earnout share status as discussed in Earnout Shares above.
As of September 30, 2023, none of the Company’s preferred shares were issued and outstanding.

Distributions
On the last business day of each month, with the authorization of the board of directors of the Company (the “Board of Directors”), the Company declares distributions on each outstanding Class A, C, I, P-A, P-I, P-D, P-T, P-S shares and Earnout Shares. These distributions are calculated based on shareholders of record for each day in amounts equal to that exhibited in the table below based upon distribution period and class of share.

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S	EO
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—	$—
1-Dec-20	30-Jun-23	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158	$—
1-Jul-23	30-Sep-23	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158	$0.00158
On the last business day of each month, with the authorization of the Company’s Board of Directors, the Company declares distributions on each outstanding Class A, C, I, P-A, P-I, P-D, P-T, P-S shares and Earnout Shares. The following table reflects the distributions declared during the nine months ended September 30, 2023:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2023	$7,385,833	$1,975,364	$9,361,197
March 1, 2023	6,678,931	1,776,832	8,455,763
March 31, 2023	7,420,114	1,942,196	9,362,310
May 1, 2023	7,114,291	1,888,056	9,002,347
June 1, 2023	7,373,263	1,933,639	9,306,902
July 3, 2023	7,144,663	1,871,338	9,016,001
August 1, 2023	7,232,490	1,926,332	9,158,822
September 1, 2023	7,225,557	1,935,326	9,160,883
October 2, 2023	7,003,135	1,872,347	8,875,482
Total	$64,578,277	$17,121,430	$81,699,707
The following table reflects the distributions declared during the period from May 19, 2022 through September 30, 2022:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
June 1, 2022	$6,954,111	$2,020,049	$8,974,160
July 1, 2022	7,344,811	1,889,655	9,234,466
August 1, 2022	7,570,118	1,955,461	9,525,579
September 1, 2022	7,564,952	1,973,079	9,538,031
October 3, 2022	7,312,905	1,922,613	9,235,518
Total	$36,746,897	$9,760,857	$46,507,754
All distributions paid for the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022 are expected to be reported as a return of capital to members for tax reporting purposes.

Cash distributions for the nine months ended September 30, 2023 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s change in acquisition strategy to include a greater number of pre-operational assets that are not yet generating cash from operations, a significant amount of distributions will continue to be funded from other external financing sources until such projects become operational. Management fee and incentive fee revenue from our IM segment will also be utilized as a source of capital to fund distributions as this portion of our business grows.
Beginning July 1, 2023, the Company authorized and declared distributions for Earnout Shares in cash.
Note 19. Share-based Compensation
In May 2023, the Company’s Board of Directors adopted the 2023 Equity Incentive Plan, which authorized an aggregate of 5% of the common shares that are issued and outstanding as Class P-I shares for issuance to employees and non-employee directors. The maximum number of common shares authorized will be automatically increased by 1% on each anniversary of the effective date of the 2023 Equity Incentive Plan, until the total aggregate amount of issuable shares is 10% of the common shares issued and outstanding. The 2023 Equity Incentive Plan allows for the issuance of certain share awards. The Company’s Board of Directors determines the period over which share-based awards become exercisable and awards generally vest over a one to four-year period. As of September 30, 2023, there were 8,469,497 shares available for future grants under the 2023 Equity Incentive Plan.
Share-based compensation expense is recognized within Direct operating costs and General and administrative expense on the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur. The following table summarizes share-based compensation expense recognized during the three and nine months ended September 30, 2023:

	For the three months ended September 30, 2023	For the nine months ended September 30, 2023
Restricted share units	$141,572	$162,405
Cash-settled restricted share units	665,400	665,400
Performance restricted share units	128,125	128,125
Director's fees	48,750	146,250
GDEV I incentive fees	555,264	684,668
GDEV II	104,093	182,800
EO awards(1)	2,836,428	8,022,850
Total	$4,479,632	$9,992,498
(1) The Earnout Shares were granted in connection with the Acquisition. Refer to Note 3. Acquisitions of the Company’s 2022 Form 10-K for additional information.
Restricted Share Units
The Company grants service-based restricted share units to employees and non-employee directors under the 2023 Equity Incentive Plan. Compensation expense for these service-based restricted share units is based on the MSV of the Company's Class P-I shares on the business day prior to grant, and is recognized ratably over the service period. There were 351,694 of restricted share units granted during the nine months ended September 30, 2023, with a weighted average fair value of $8.03 per share. Unrecognized compensation expense related to restricted share units as of September 30, 2023 was $1.9 million, which the Company expects to recognize over a weighted average period of 1.68 years.
The following table provides a summary of the restricted share unit activity during the nine months ended September 30, 2023:

	Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2022	—	$—
Granted	351,694	$8.03
Forfeited	(84,899)	$8.83
Unvested balance as of September 30, 2023	266,795	$7.78
Forfeited units during the nine months ended September 30, 2023 were regranted as cash-settled restricted share units.

Cash-Settled Restricted Share Units
In September 2023, 84,899 previously issued restricted share units were forfeited and the Company simultaneously awarded 84,899 new cash-settled restricted share units to a former employee of the Company. Of these cash-settled restricted share units, 67% will vest on February 17, 2024, and 33% will vest on February 17, 2025 if the employee does not violate the terms of a restrictive covenant set forth in such former employee’s separation agreement with the Company. The awards were fully vested on the grant date because the restrictive covenant does not create a substantive service condition. The fair value of these cash-settled restricted share units was $0.7 million on the grant date. The cash-settled restricted share units are measured at fair value each quarter until settled. The change in the fair value of the cash-settled restricted share units from the grant date through September 30, 2023 was not material.
Performance Restricted Share Units
In August 2023, the Company granted performance restricted share units of up to 1,067,180 shares to certain employees of the Company's Class P-I shares. The awards had a grant date fair value of approximately $4.7 million using a Black-Scholes-Merton model. The performance restricted share units are both a market and service-based award in accordance with ASC 718. Shares under this award will be earned based on total shareholder return (“TSR”) between May 23, 2023 and May 23, 2026. Shares earned will vest on August 9, 2027. The Company will recognize the entire $4.7 million of compensation expense for this award, regardless of whether such conditions are met, over the requisite service period unless units are forfeited during the period.
The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance restricted share units awarded for the periods presented:

Inputs	Performance Restricted Share Units
Weighted average grant-date fair value per Class P-I share	$8.76
Performance period (in years)	3.0
Expected share volatility	32.2%
Dividend yield	—%
Daily distribution rate	$0.00158
Risk-free interest rate	4.5%
The following table provides a summary of performance restricted share unit activity during the nine months ended September 30, 2023:

	Performance Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2022	—	$—
Granted	1,067,180	$4.40
Unvested balance as of September 30, 2023	1,067,180	$4.40
Note 20. Earnings Per Share
Basic earnings per share is calculated by dividing net loss attributable to the common shareholders of the Company by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive securities consist of unvested share-based compensation awards calculated using the treasury stock method, unless the effect is anti-dilutive. The effect of 1,418,875 shares related to the Company’s share-based compensation awards for the three and nine months ended September 30, 2023 were excluded from the calculation of diluted earnings per share as such shares would have been anti-dilutive. The Company did not have any potentially dilutive shares for the three months ended September 30, 2022 and the period from May 19, 2022 through September 30, 2022.

The following table reconciles the numerator and the denominator used to calculate basic earnings per share:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the period from May 19, 2022 through September 30, 2022
Numerator
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(60,461,785)	$(4,631,301)	$(63,648,992)	$(2,791,614)

Denominator
Weighted average shares, basic	197,152,809	201,930,597	199,653,035	201,950,922
Weighted average shares, diluted	197,152,809	201,930,597	199,653,035	201,950,922

Net loss attributable to Greenbacker Renewable Energy Company LLC
Basic	$(0.31)	$(0.02)	$(0.32)	$(0.01)
Diluted	$(0.31)	$(0.02)	$(0.32)	$(0.01)
Note 21. Segment Reporting
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

The following table presents the Company’s reportable segment financial results:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the period from May 19, 2022 through September 30, 2022
Energy revenue	$43,721,429	$41,762,638	$126,114,938	$61,553,896
Other revenue	2,626,192	3,872,142	5,895,556	5,371,619
Contract amortization, net	(4,087,783)	(4,423,703)	(13,831,857)	(6,261,422)
Total IPP revenue	$42,259,838	$41,211,077	$118,178,637	$60,664,093

Investment Management revenue	$2,842,307	$199,758	$9,173,509	$408,798
The Company's CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vii) impairment of long-lived assets; (viii) share-based compensation; (ix) other non-recurring costs that are unrelated to the continuing operations of the Company’s segments; and (x) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments. See “Results of Operations - Non-Investment Basis” Item 2 for additional discussion on Segment Adjusted EBITDA and segment results.

The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the period from May 19, 2022 through September 30, 2022
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$18,657,425	$23,142,676	$55,460,217	$34,938,686
IM Adjusted EBITDA	(2,122,838)	(2,837,559)	(4,275,495)	(3,612,735)
Total Segment Adjusted EBITDA	$16,534,587	$20,305,117	$51,184,722	$31,325,951

Reconciliation:
Total Segment Adjusted EBITDA	$16,534,587	$20,305,117	$51,184,722	$31,325,951
Unallocated corporate expenses	(6,393,902)	(5,956,977)	(21,905,480)	(9,074,370)
Total Adjusted EBITDA	10,140,685	14,348,140	29,279,242	22,251,581

Less:
Share-based compensation expense	4,479,632	2,842,557	9,992,498	4,177,031
Change in fair value of contingent consideration	(5,419,800)	800,000	(4,102,704)	800,000
Non-recurring professional services and legal fees	729,287	2,943,227	2,920,361	4,700,389
Non-recurring salaries and personnel related expenses	1,250,000	—	1,250,000	—
Depreciation, amortization and accretion(1)	58,902,406	18,627,480	119,057,770	26,647,092
Impairment of long-lived assets	50,662,070	—	50,662,070	—
Operating loss	$(100,462,910)	$(10,865,124)	$(150,500,753)	$(14,072,931)

Interest expense, net	(10,658,283)	(6,626,355)	(28,084,945)	(9,380,063)
Unrealized gain on interest rate swaps, net	24,027,203	—	35,996,534	—
Unrealized loss on investments, net	(1,945,473)	(4,863,752)	(1,267,700)	(4,351,694)
Other income (expense), net	214,628	156,455	245,160	(204,095)
Net loss before income taxes	$(88,824,835)	$(22,198,776)	$(143,611,704)	$(28,008,783)

Benefit from income taxes	11,535,787	1,700,896	14,154,599	1,118,352
Net loss	$(77,289,048)	$(20,497,880)	$(129,457,105)	$(26,890,431)

Less: Net loss attributable to noncontrolling interests	(16,827,263)	(15,866,579)	(65,808,113)	(24,098,817)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(60,461,785)	$(4,631,301)	$(63,648,992)	$(2,791,614)
(1)Includes contract amortization, net in the amount of $4.1 million, $4.4 million, $13.8 million and $6.3 million for the three months ended September 30, 2023, the three months ended September 30, 2022, the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations.
Assets are not allocated to the Company’s segments for internal reporting purposes.
Note 22. Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no subsequent events requiring adjustment or disclosure in the Consolidated Financial Statements, except as described below:

Variable interest entities
As discussed in Note 5. Variable Interest Entities, on October 26, 2023, OYA, an unconsolidated investment of the Company, sold the membership interests in nine of its underlying projects. The Company received proceeds of $3.7 million with no impact to the Company’s Consolidated Statements of Operations as a result of the sale.
Debt facilities
On October 4, 2023, the Company paid off $40.5 million of debt on the Ponderosa Manager LLC tax equity bridge loan facility.
On October 16, 2023, the Company borrowed the principal amount of $62.8 million under its GREC Warehouse Holdings I LLC credit agreement. The Company received proceeds of approximately $60.3 million, net of financing fees.
On October 18, 2023, the Company paid off $13.0 million of debt on the GREC Holdings 1 LLC revolving credit facility.
Tax equity fundings
On October 4, 2023, the Company received a $45.8 million contribution from a Tax Equity Investor.

Consolidated Financial Statements (Investment Basis)
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

For the period from January 1, 2022 through May 18, 2022
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$12,547,447
Total investment income from controlled, affiliated investments	$12,547,447

Investment income from non-controlled, non-affiliated investments:
Interest income	1,279,349
Total investment income	$13,826,796

Operating expenses:
Management fee expense	10,661,560
Audit and tax expense	906,679
Interest and financing expenses	1,313,882
General and administration expenses	205,718
Performance participation fee	384,065
Legal expenses	3,040,571
Directors fees and expenses	568,489
Transfer agent expense	301,362
Other professional fees expenses	2,531,932
Administrator expenses	2,155,303
Other expenses *	957,177
Total expenses	23,026,738
Net investment loss before taxes	(9,199,942)
(Benefit from) income taxes	(4,315,392)
Net investment loss	(4,884,550)

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized loss on investments	(1,688)
Net change in unrealized appreciation (depreciation) on:
Investments	13,647,821
Foreign currency translation	(26,172)
Swap contracts	35,266,332
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(13,223,285)
Net increase in net assets attributed to members' equity	$30,778,458

Common share per share information —basic and diluted:
Net investment loss	$(0.03)
Net increase in net assets attributed to members' equity	$0.18
Weighted average common shares outstanding	174,129,549
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
September 30, 2023 (unaudited)
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
Note 2. Significant Accounting Policies
Basis of Presentation
The LLC’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Actual results could differ from those estimates, assumptions and judgments. Significant items subject to such estimates will include determining the fair value of investments, revenue recognition, income tax uncertainties and other contingencies. As of and prior to May 18, 2022, the Consolidated Financial Statements of the LLC include the accounts of the LLC and its consolidated subsidiaries, GREC, GREC HoldCo, GREC Administration LLC and Danforth Shared Services LLC, both of which provide administrative services to the LLC. All intercompany accounts and transactions have been eliminated.
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

Note 2. Significant Accounting Policies (cont.)
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets attributed to common members per share and net investment loss per share for the period from January 1, 2022 through May 18, 2022.

For the period from January 1, 2022 through May 18, 2022
Basic and diluted
Net investment loss	$(4,884,550)
Net increase in net assets attributed to common members	$30,778,458
Net investment loss per share	$(0.03)
Net increase in net assets attributed to common members per share	$0.18
Weighted average common shares outstanding	174,129,549
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
Administrator Expenses
Greenbacker Administration served as the LLC’s administrator from commencement of operations through May 18, 2022. Under the terms of the Administration Agreement between the LLC, GREC and the Administrator, certain asset management, construction management, compliance and oversight services, as well as asset accounting and administrative services, were performed by the Administrator. The Administration Agreement was terminated in connection with the Acquisition. The fees incurred for these services are recorded as a reduction to Dividend income in the Consolidated Statement of Operations to the extent that there is sufficient dividend income from the individual project entities. Administrator expenses in excess of dividend income are recorded with Operating expenses on the Consolidated Statement of Operations.
For the period from January 1, 2022 through May 18, 2022, the LLC incurred expenses from the Administrator in excess of the dividend income from the project companies due to the structure of certain of the project company agreements that only allow for distributions to be determined quarterly. The Administrator expense in excess of dividend income was $2.2 million and was recorded as Administrator expenses on the Consolidated Statement of Operations for the period from January 1, 2022 through May 18, 2022.
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
Performance Participation Fee
Under the Fourth Operating Agreement, the incentive fee payable by the LLC was simplified to be structured with two components: the “Performance Participation Fee” and the “Liquidation Performance Participation Fee” (each as defined in Note 4. Related Party Agreements and Transaction Agreements). Prior to the Acquisition, the Performance Participation Fee was based on the LLC's total return amount during the relevant calculation period. The calculation of the Performance Participation Fee is further detailed in Note 4. Related Party Agreements and Transaction Agreements. The Performance Participation Fee was accounted for and classified as an operating expense and reflected as the Performance participation fee on the Consolidated Statement of Operations. The Performance participation fee recorded on the Consolidated Statement of Operations for the period from January 1, 2022 through May 18, 2022 is $0.4 million.

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
The effect of derivative instruments on the Consolidated Statement of Operations

Risk Exposure	Change in net unrealized appreciation on derivative transactions for the period from January 1, 2022 through May 18, 2022
Swaps
Interest Rate Risk	$35,266,332
$35,266,332

Risk Exposure	Other expenses for the period from January 1, 2022 through May 18, 2022
Swaps
Interest Rate Risk	$650,906
$650,906
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

Note 4. Related Party Agreements and Transaction Agreements (cont.)
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
The Performance participation fee recorded on the Consolidated Statement of Operations for the period from January 1, 2022 through May 18, 2022 is $0.4 million.
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
Regarding the Credit Facility, the LLC has entered into five separate interest rate swap agreements as economic hedges. The first swap, with a trade date of June 15, 2017, an effective date of June 30, 2018 and an initial notional amount of $20.9 million was used to swap the floating-rate interest payments on an additional principal amount of the Credit Facility, for a corresponding fixed payment. The fixed swap rate is 2.26%. The second swap, with a trade date of January 11, 2018, an effective date of December 31, 2018 and an initial notional amount of $29.6 million was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.65%. The third swap, with a trade date of February 7, 2018, an effective date of December 31, 2018 and an initial notional amount of $4.2 million was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.97%. The fourth swap, with a trade date of January 2, 2019, an effective date of September 30, 2019 and an initial notional amount of $38.2 million was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 2.69%. The fifth swap, with a trade date of February 19, 2021, an effective date of February 26, 2021 and an initial notional amount of $7.1 million was used to swap the floating-rate interest payments on the remaining unhedged portion of the Credit Facility, as well as the estimated additional drawdowns, for a corresponding fixed payment. The fixed swap rate is 1.64%.
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
The following table shows the components of interest expense related to the LLC's borrowings for the period from January 1, 2022 through May 18, 2022:

For the period from January 1, 2022 through May 18, 2022
Credit Facility commitment fee	$136,171
Credit Facility loan interest	657,528
Amortization of deferred financing costs	520,183
Total	$1,313,882
Weighted average interest rate on Credit Facility	2.0%
Weighted average outstanding balance of Credit Facility	$81,707,643
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
Distribution Reinvestment Plan
The LLC adopted a DRP through which the LLC’s Class A, C and I shareholders may elect to have the full amount of cash distributions reinvested in additional shares rather than receiving the cash distributions. The DRP was amended as of February 1, 2021 to include all share classes. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the LLC’s prior public and current private offerings. As of November 30, 2020, pursuant to the LLC’s Registration Statement on Form S-3D (File No. 333-251021), the LLC was offering up to $20.0 million in Class A, C and I shares to our existing shareholders pursuant to the DRP. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares issued pursuant to the DRP except for distribution fees on Class C, P-S and P-T shares. At its discretion, the Board of Directors may amend, suspend or terminate the DRP. The Board of Directors may also modify or waive the terms of the DRP with respect to certain or all shareholders, in its discretion, to be in the best interests of the LLC. A participant may terminate participation in the DRP by written notice to the plan administrator, received by the plan administrator at least 10 days prior to the distribution payment date.
As of May 18, 2022, the LLC issued 2,576,038 Class A shares, 440,664 Class C shares, 1,230,403 Class I shares, 27,032 Class P-A shares, 782,189 Class P-I shares, 1,543 Class P-D shares, 482,055 Class P-S shares and 4,323 Class P-T shares for a total of 5,544,247 aggregate shares issued under the DRP.
Share Repurchase Program
The LLC offers the SRP pursuant to which quarterly share repurchases will be conducted to allow members to sell shares back to the LLC at a price equal to the then current offering price less the selling commissions and dealer manager fees associated with that class of shares.
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

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—
1-Dec-20	30-Sept-22	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158
The following table reflects the distributions declared during the period from January 1, 2022 through May 18, 2022:

Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2022	$6,216,132	$1,856,347	$8,072,479
March 1, 2022	5,712,141	1,720,315	7,432,456
April 1, 2022	6,496,827	1,975,380	8,472,207
May 2, 2022	6,291,008	1,934,690	8,225,698
Total	$24,716,108	$7,486,732	$32,202,840
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
Organizational Overview
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through GCM investment management services to funds within the sustainable infrastructure and renewable energy industry. As of September 30, 2023, the Company’s fleet comprised 445 renewable energy projects with an aggregate power production capacity of approximately 3.3 GW, which includes operating capacity of approximately 1.5 GW and pre-operational capacity of approximately 1.8 GW. As of September 30, 2023, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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
The Company previously conducted continuous public offerings of Class A, C, and I shares of limited liability company interests, along with Class A, C, and I shares pursuant to the Company’s DRP. The public offerings were initially commenced in August 2013 and terminated March 29, 2019, raising a total of $253.4 million. The Company also privately offered Class P-A, P-I, P-D, P-T and P-S shares. These private offerings were conducted between April 2016 and March 16, 2022, raising a total of $1.4 billion. The Company currently offers the DRP pursuant to which shareholders may elect to have the full amount of cash distributions reinvested in additional shares. The Company offered the SRP pursuant to which quarterly share repurchases were conducted to allow shareholders to sell shares back to the Company. On September 23, 2023, the Company suspended the SRP (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder).
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
The segment discussion following, and included in Part II — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Quarterly Report, reflects information on our business as of September 30, 2023, and includes the impact of the Acquisition.
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

As of September 30, 2023, our fleet comprised 445 renewable energy projects with an aggregate power production capacity of approximately 3.3 GW when fully operational, as summarized below.

Technology	Number of Assets		Capacity in MW
	Operating	Pre-Operating	Operating	Pre-Operating
Solar	314	86	1,097.9	1,778.6
Wind	16	1	386.1	54.4
Biomass	1	N/A	12.0	N/A
Battery Storage	19	4	8.3	10.8
Energy Efficiency	4	N/A	N/A	N/A
Total	354	91	1,504.3	1,843.8
We have diversified our fleet of renewable energy projects both by industry type as illustrated above, and geographically. As of September 30, 2023, our fleet was spread across 32 states, Canada, Puerto Rico and Washington, D.C., as illustrated below.
PORTFOLIO ASSET MAP

* Solar asset in Canada is not shown on the map

REGIONAL BREAKDOWN (% Capacity)

South Region, 2.4%
West Region, 9.1%
East Region, 39.4%
Mountain Region, 24.4%
Mid-West Region, 24.7%

TOTAL OPERATING CAPACITY (% Capacity)
Biomass, 0.8%
Battery Storage, 0.6%
Wind, 25.7%
Solar, 72.9%

TOTAL PRE-OPERATING CAPACITY (% Capacity)
Wind, 3.0%
Battery Storage, 0.6%
Solar, 96.4%

CAPACITY BREAKDOWN
Technology	Percent capacity (%)	Size (MW)
Solar	85.8	2,876.5
Wind	13.2	440.5
Biomass	0.4	12.0
Battery Storage	0.6	19.1
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
As of September 30, 2023, the PPA contracts in our existing operating fleet have approximately 18 weighted average years remaining prior to exposure to market prices.
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
The following chart illustrates the allocation by percentage of the Company’s contracted offtakers by counterparty type and creditworthiness as of September 30, 2023:

HIGH-CREDIT-QUALITY OFFTAKERS (% Capacity)

Investment-Grade Municipality, 4.1%
Investment-Grade Corporation, 9.9%
Non-Rated*, 6.9%
Investment-Grade Utility, 79.1%

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

General Market Overview for Alternative Energy Projects
The U.S. electric consumer expects a virtually error-free, consistent supply of sufficient electricity at all times for all purposes. The U.S. power industry, which includes energy generation and transmission, is structured to ensure sufficient, constant supply of energy to all end users to meet varying demand requirements on a minute-by-minute basis. Historically, the mix of electricity supply was dependent largely on fossil fuels such as coal and natural gas as well as nuclear and hydroelectric power. However, this is changing rapidly due to the rise of renewable energy and the ongoing electrification of the transportation fleet. According to the EIA, as late as 2014, fossil fuels such as coal, petroleum and gas supplied about 67% of the U.S.’s energy requirements. Since then, however, there has been a shift in the mix highlighted by a substantial rise in renewables, which grew to 22% of the U.S. power generation mix in 2022. The EIA expects this trend to continue, estimating that in 2023 renewables will rise to 22% of the U.S.’s power generation mix, before increasing to 25% in 2024. The advancement of renewable energy has also created new opportunities in adjacent energy transition investments including energy storage and grid enhancements. Furthermore, advances in electric vehicle adoption have created a substantial need for investment in charging stations and other related infrastructure.
According to BloombergNEF (“BNEF”), renewable energy, which includes wind, solar, biofuels, and other renewables, remained the largest sector in investment terms, achieving a new record of $495 billion committed in 2022 (up 17% from the year prior)1as well as setting a new six-month record of $358 billion in the first half of 2023 (a 22% increase from the same period in 2022).2
We believe that renewable energy and the energy transition are poised to gain even more market share, driven by several supportive trends:
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
The result of these and other factors is that renewable energy has gone from being a niche player in energy markets to being widely perceived as the present and future of energy generation in the U.S. We anticipate that these trends will continue accelerating the growth of renewable energy, particularly solar and wind for power generation and batteries for storage.
The U.S. Renewable Energy Industry Has Been a High-Growth Market
The market for renewable energy has grown rapidly over the past decade. According to the EIA, renewables will now account for 22% of U.S. electric generation in 2023. In 2022, renewable energy sources generated over 1,087 billion kWh of electricity and are expected to generate more than 1,109 billion kWh of power in 2023.
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
1 Global Low-Carbon Energy Technology Investment Surges Past $1 Trillion for the First Time - BloombergNEF
2 Renewable Energy Investment Hits Record-Breaking $358 Billion in 1H 2023 - BloombergNEF

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
We believe that the greatest opportunity exists within the small utility scale, commercial solar and community solar sectors of the market. In the small utility scale market, the Company can buy assets with similar commercial attributes to the large utility scale projects (e.g., investment-grade offtaker, same equipment and warranties, same operations and maintenance service provider), but where returns are higher.
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
Current Competition in the Alternative Energy — Wind Marketplace
We believe that market conditions remain favorable for wind development and, according to the EIA, the U.S. wind industry is expected to add 8 GW of new wind capacity in 2023 and is expected to add another 6 GW in 2024. Particularly for smaller middle market transactions involving assets similar to those in our current portfolio, we believe that we will continue to be competitive in bidding for wind assets. We also believe that we may see opportunities to purchase operating wind assets which have run through their tax credits.
Opportunities in Wind Power Today
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
Investment Management Segment
Our IM segment represents GCM’s investment management platform — a sustainable infrastructure, renewable energy, energy efficiency and sustainability-related asset management company that focuses on project acquisition, financing, consulting and development and that is registered as an investment adviser under the Advisers Act. The Company believes that the IM business will enable it to further diversify its revenue streams through investment management and certain administrative services for investment funds on behalf of external stakeholders that invest in adjacent areas of the sustainable infrastructure space. GCM’s platform will allow the Company to raise and deploy capital for the managed funds, consistent with our overall mission and expanding our ability to positively impact social and environmental challenges.
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
Prior to the Acquisition, GCM served as the external manager of four investment entities — the Company, GROZ, GDEV I, and GREC II. The Advisory Agreement between GCM and the Company was terminated in connection with the Acquisition. However, the Company continues to provide, through GCM, investment management services to GROZ, GDEV I and GREC II as a result of the acquisition of GCM. In addition, the Company now provides, through GCM, investment management services to GDEV II. A summary of the managed funds is included below.
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
In conjunction with the Acquisition and specifically the acquisition of a 75.00% equity interest in GDEV GP, the Company also assumed GDEV GP's additional commitment to GDEV and gained control over GDEV GP. Additionally, the Company through the GDEV GP’s role as general partner of GDEV, assumed operational control over GDEV. As a result of the Company consolidating GDEV during the period from May 19, 2022 through November 17, 2022, the management fee revenue earned under the advisory agreement with GDEV was considered intercompany revenue and is therefore eliminated in consolidation. On November 18, 2022, GREC sold its investment in GDEV to an unrelated third party. As of September 30, 2023, GDEV GP held 2.80% of the interests in GDEV. The Company has determined that it no longer has the obligation to absorb losses of GDEV, nor the right to receive benefits from GDEV that could be potentially significant to GDEV, and therefore, no longer consolidates GDEV. As a result of the deconsolidation of GDEV on November 18, 2022, management fee revenue is no longer eliminated and is recorded on the Consolidated Statements of Operations.
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
General Market Risks
Our business and the success of our strategies are affected by global and national economic, political and market conditions generally and also by the local economic conditions where its assets are located. Certain external events such as public health crises, including the COVID-19 and its variants, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, and the more recent conflict between Israel and Hamas, have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns. Although more normalized activities have resumed and there has been improvement due to global and domestic vaccination efforts, at this time we cannot predict the full extent of the impacts of the COVID-19 pandemic on the Company and the economy as a whole. Additionally, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022, and 2023, and have indicated likely further interest rate increases. The full impact of such external events on the financial and credit markets and consequently on our financial conditions and results of operations is uncertain and cannot be fully predicted. We will continue to monitor these events and will adjust our operations as necessary.
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

Results of Operations - Non-Investment Basis
Three months ended September 30, 2023 and 2022
A discussion of the results of operations for the three months ended September 30, 2023 and 2022 is included below.

	For the three months ended September 30, 2023				For the three months ended September 30, 2022
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$43,721,429	$—	$—	$43,721,429	$41,762,638	$—	$—	$41,762,638
Investment Management revenue	—	2,842,307	—	2,842,307	—	199,758	—	199,758
Other revenue	2,626,192	—	—	2,626,192	3,872,142	—	—	3,872,142
Operating revenue	$46,347,621	$2,842,307	$—	$49,189,928	$45,634,780	$199,758	$—	$45,834,538
Contract amortization, net	(4,087,783)	—	—	(4,087,783)	(4,423,703)	—	—	(4,423,703)
Total revenue	$42,259,838	$2,842,307	$—	$45,102,145	$41,211,077	$199,758	$—	$41,410,835

Operating expenses
Direct operating costs	$23,650,077	$4,311,905	$202	$27,962,184	$20,073,858	$2,134,382	$—	$22,208,240
General and administrative	4,045,433	1,312,598	6,897,305	12,255,336	2,418,246	902,935	12,542,761	15,863,942
Depreciation, amortization and accretion	52,297,572	513	2,387,380	54,685,465	11,796,145	—	2,407,632	14,203,777
Impairment of long-lived assets	50,662,070	—	—	50,662,070	—	—	—	—
Total operating expenses	$130,655,152	$5,625,016	$9,284,887	$145,565,055	$34,288,249	$3,037,317	$14,950,393	$52,275,959

Operating (loss) income	$(88,395,314)	$(2,782,709)	$(9,284,887)	$(100,462,910)	$6,922,828	$(2,837,559)	$(14,950,393)	$(10,865,124)
Operating loss margin(1)	(209)%	(98)%	N/A	(223)%	17%	NM	N/A	(26)%

Adjusted EBITDA	$18,657,425	$(2,122,838)	$(6,393,902)	$10,140,685	$23,142,676	$(2,837,559)	$(5,956,977)	$14,348,140
Adjusted EBITDA margin(2)(3)	40%	(75)%	N/A	21%	51%	NM	N/A	31%
(1)Operating (loss) income margin is calculated by dividing operating (loss) income by total revenue.
(2)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenue, excluding the impact of contract amortization.
(3)The Company's CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vii) impairment of long-lived assets; (viii) share-based compensation; (ix) other non-recurring costs that are unrelated to the continuing operations of the Company’s segments; and (x) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments. See later in this Item 2 for a reconciliation of total Segment Adjusted EBITDA to net loss. See also Part I – Item 1 – Note 21. Segment Reporting, in the Notes to the Consolidated Financial Statements prepared under the Non-Investment Basis for more information regarding our segment determination.
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

Energy revenue from the IPP segment was $43.7 million for the three months ended September 30, 2023, an increase of $2.0 million, or 4.7%, compared to the same period for 2022. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type.
The increase in Energy revenue within the period is primarily related to an increase in Energy revenue generated by the Company’s operating solar fleet of $4.8 million to $24.1 million for the three months ended September 30, 2023, due to additional assets being placed in operation subsequent to the quarter ended September 30, 2022. The Company’s operating solar fleet includes 314 operating assets comprising 1,097.9 MW of capacity, an increase of 44 operating assets and 309.7 MW capacity compared to the prior year period. In addition, total production was 409,138 megawatt-hours (“MWh”) for the three months ended September 30, 2023, an increase of 47,587 MWh compared to the prior year period.
Offsetting this increase is a reduction in the revenue generated by the Company’s operating wind fleet of $4.0 million to $9.8 million for the three months ended September 30, 2023, primarily related to downtime associated with the three wind repower projects currently underway. The Company’s operating wind fleet includes 16 operating assets comprising 386.1 MW of capacity, which is unchanged compared to the prior year period. In addition, total production was 173,682 MWh for the three months ended September 30, 2023, a decrease of 76,392 MWh compared to the prior year period.
The table below provides summary statistics on the IPP fleet as of and for the quarters ended September 30, 2023 and 2022.

Portfolio Metrics	September 30, 2023	September 30, 2022	Change	Change as %
Power-production capacity of operating fleet at end of period	1.5 GW	1.2 GW	0.3 GW	25%
Power-generating capacity of pre-operational fleet at end of period	1.8 GW	1.8 GW	17.5 MW	1%
Total power-generating capacity of fleet at end of period	3.3 GW	3.0 GW	0.3 GW	11%
Total energy produced (MWh)	674,631	636,150	38,481	6%
YTD total energy produced at end of period (MWh)	2,016,523	1,797,942	218,581	12%
Total number of fleet assets at end of period	445	456	(11)	(2)%
Other Revenue - IPP
Other revenue from the IPP segment was $2.6 million for the three months ended September 30, 2023, a decrease of $1.2 million, or 32.2%, compared to the same period for 2022. The decrease in Other revenue within the period is primarily related to lower dividend income from the Company’s equity method investment in Aurora Solar.
Direct Operating Costs - IPP

	Three months ended September 30,
	2023	2022
Operations and maintenance	$11,278,224	$10,508,742
Property taxes, insurance and site lease	6,825,311	5,792,620
Salaries and benefits, professional fees and other	5,546,542	3,772,496
Direct operating costs - IPP	$23,650,077	$20,073,858
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
Direct operating costs from the IPP segment were $23.7 million for the three months ended September 30, 2023, an increase of $3.6 million, or 17.8%, compared to the same period for 2022. The increase in Direct operating costs within the period is primarily related to increased operations and maintenance costs due to new projects achieving COD and year-over-year headcount additions also related to growth in operating assets.

General and administrative
General and administrative expense from the IPP segment was $4.0 million for the three months ended September 30, 2023, an increase of $1.6 million, or 67.3%, compared to the same period for 2022. The increase in General and administrative expense within the period is primarily related to an increase in salary and compensation related expenses for finance and accounting, information technology, executive, legal and other functions providing indirect support to the IPP segment.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense from the IPP segment was $52.3 million for the three months ended September 30, 2023, an increase of $40.5 million compared to the same period for 2022. The increase in Depreciation, amortization and accretion expense within the period is primarily related to the three wind repower projects where the existing assets will be retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Depreciation of fixed assets replaced is accelerated between the mobilization milestone date in the related EPC contract and the date of de-electrification of the project site. The Company accelerated $36.1 million of depreciation on the three wind repower projects during the three months ended September 30, 2023.
Impairment of long-lived assets
Impairment of long-lived assets expense from the IPP segment was $50.7 million for the three months ended September 30, 2023. As discussed in Part I — Item 1 — Note 8. Property, Plant and Equipment, the Company determined that there was an impairment of an intangible asset contract, as such, recorded a charge of $50.7 million associated with a certain renewable energy asset of which, $7.0 million was associated with the plant and equipment asset for the three months ended September 30, 2023, and the remainder of which was associated with the favorable PPA contract. The Company did not record any impairment for the three months ended September 30, 2022.
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
Revenue from the IM segment was $2.8 million for the three months ended September 30, 2023, an increase of $2.6 million compared to the same period for 2022. The increase in revenue within the period is primarily related to revenue earned from GREC II of $2.1 million, which consists of $1.1 million in management fees and $1.0 million in administrative fee revenue for administrative services performed by Greenbacker Administration for GREC II. In addition, the Company earned management fees of $0.6 million and $0.1 million from GDEV I and GDEV II, respectively. A portion of revenue earned from GDEV I was eliminated in consolidation in the third quarter of 2022, and GDEV II launched in the fourth quarter of 2022.
Direct Operating Costs – IM
Direct operating costs within the IM segment represents the costs for the investment management services for the managed funds. This includes the costs to raise and deploy capital for such funds.
Direct operating costs from the IM segment was $4.3 million for the three months ended September 30, 2023, an increase of $2.2 million compared to the same period for 2022. The increase in Direct operating costs within the period is primarily related to distribution related costs, including salary and compensation related expenses, incurred to raise and deploy capital into the managed funds.

General and administrative
General and administrative expense from the IM segment was $1.3 million for the three months ended September 30, 2023, an increase of $0.4 million, or 45.4%, compared to the same period for 2022. The increase in General and administrative expense within the period is primarily related to an increase in salary and compensation related expenses for finance and accounting, information technology, executive, legal and other functions providing indirect support to the IM segment.
Corporate
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment. Unallocated corporate expenses also include non-recurring professional services and legal fees.
General and administrative expense for Corporate was $6.9 million for the three months ended September 30, 2023, a decrease of $5.6 million, or 45.0%, compared to the same period for 2022. The decrease in General and administrative expense within the period is primarily related to the change in fair value of contingent consideration compared to the prior year period.
Non-operating income and expense
Non-operating income and expense was $11.6 million for the three months ended September 30, 2023, an increase of $23.0 million compared to the same period for 2022.
Interest expense, net was $10.7 million for the three months ended September 30, 2023, an increase of $4.0 million, or 60.8%, compared to the same period for 2022. The increase is primarily driven by additional interest expense related to our debt over the prior year period. Refer to “Liquidity and Capital Resources” for additional discussion.
Additionally, Unrealized loss on investments, net was $1.9 million for the three months ended September 30, 2023, a decrease of $2.9 million, or 60.0%, compared to the same period for 2022. The decrease is primarily driven by an unrealized gain on OYA of $1.4 million as well as a loss of $3.6 million on our investment in Aurora Solar compared to a loss of $4.9 million in the prior year period.
Further, the Company recorded an unrealized gain on interest rate swaps of $24.0 million related to dedesignated interest rate swaps during the three months ended September 30, 2023. The Company had no dedesignated swaps in 2022.
The impact of other non-operating income and expense for the three months ended September 30, 2023 was not material.
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

The Company determines its operating segments and reports segment information in accordance with how the Company’s CODM allocates resources and assesses performance. The Company’s CODM uses Segment Adjusted EBITDA to evaluate the financial performance of and allocate resources among our operating segments. See Part II — Item 1 — Note 21. Segment Reporting, in the Notes to the Consolidated Financial Statements prepared under the Non-Investment Basis for more information regarding our segment determination.

The Company's CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vii) impairment of long-lived assets; (viii) share-based compensation; (ix) other non-recurring costs that are unrelated to the continuing operations of the Company's segments; and (x) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments.

Segment Adjusted EBITDA is determined for our segments consistent with the adjustments noted above for but further excludes unallocated corporate expenses, including non-recurring professional services and legal fees, as these items are centrally controlled and are not directly attributable to any reportable segment.

The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	Three months ended September 30,
	2023	2022
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$18,657,425	$23,142,676
IM Adjusted EBITDA	(2,122,838)	(2,837,559)
Total Segment Adjusted EBITDA	$16,534,587	$20,305,117

Reconciliation:
Total Segment Adjusted EBITDA	$16,534,587	$20,305,117
Unallocated corporate expenses	(6,393,902)	(5,956,977)
Total Adjusted EBITDA	10,140,685	14,348,140

Less:
Share-based compensation expense	4,479,632	2,842,557
Change in fair value of contingent consideration	(5,419,800)	800,000
Non-recurring professional services and legal fees	729,287	2,943,227
Non-recurring salaries and personnel related expenses	1,250,000	—
Depreciation, amortization and accretion(1)	58,902,406	18,627,480
Impairment of long-lived assets	50,662,070	—
Operating loss	$(100,462,910)	$(10,865,124)

Interest expense, net	(10,658,283)	(6,626,355)
Unrealized gain on interest rate swaps, net	24,027,203	—
Unrealized loss on investments, net	(1,945,473)	(4,863,752)
Other income (expense), net	214,628	156,455
Net loss before income taxes	(88,824,835)	(22,198,776)

Benefit from income taxes	11,535,787	1,700,896
Net loss	$(77,289,048)	$(20,497,880)
Less: Net loss attributable to noncontrolling interests	(16,827,263)	(15,866,579)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(60,461,785)	$(4,631,301)
(1)Includes contract amortization, net in the amount of $4.1 million and $4.4 million for the three months ended September 30, 2023 and 2022, respectively, which is included in Contract amortization, net on the Consolidated Statements of Operations.

Nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022
A discussion of the results of operations for the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022 is included below.

	For the nine months ended September 30, 2023				For the period from May 19, 2022 through September 30, 2022
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$126,114,938	$—	$—	$126,114,938	$61,553,896	$—	$—	$61,553,896
Investment Management revenue	—	9,173,509	—	9,173,509	—	408,798	—	408,798
Other revenue	5,895,556	—	—	5,895,556	5,371,619	—	—	5,371,619
Operating revenue	$132,010,494	$9,173,509	$—	$141,184,003	$66,925,515	$408,798	$—	$67,334,313
Contract amortization, net	(13,831,857)	—	—	(13,831,857)	(6,261,422)	—	—	(6,261,422)
Total revenue	$118,178,637	$9,173,509	$—	$127,352,146	$60,664,093	$408,798	$—	$61,072,891

Operating expenses
Direct operating costs	$65,772,451	$11,673,914	$(172)	$77,446,193	$28,087,716	$2,835,879	$—	$30,923,595
General and administrative	10,793,769	2,682,558	31,437,220	44,913,547	3,899,113	1,185,654	18,751,790	23,836,557
Depreciation, amortization and accretion	97,980,965	513	6,849,611	104,831,089	16,857,561	—	3,528,109	20,385,670
Impairment of long-lived assets	50,662,070	—	—	50,662,070	—	—	—	—
Total operating expenses	$225,209,255	$14,356,985	$38,286,659	$277,852,899	$48,844,390	$4,021,533	$22,279,899	$75,145,822

Operating (loss) income	$(107,030,618)	$(5,183,476)	$(38,286,659)	$(150,500,753)	$11,819,703	$(3,612,735)	$(22,279,899)	$(14,072,931)
Operating loss margin(1)	(91)%	(57)%	N/A	(118)%	19%	NM	N/A	(23)%

Adjusted EBITDA	$55,460,217	$(4,275,495)	$(21,905,480)	$29,279,242	$34,938,686	$(3,612,735)	$(9,074,370)	$22,251,581
Adjusted EBITDA margin(2)(3)	42%	(47)%	N/A	21%	52%	NM	N/A	33%
(1)Operating (loss) income margin is calculated by dividing operating (loss) income by total revenue.
(2)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenue, excluding the impact of contract amortization.
(3)The Company's CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vii) impairment of long-lived assets; (viii) share-based compensation; (ix) other non-recurring costs that are unrelated to the continuing operations of the Company’s segments; and (x) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments. See later in this Item 2 for a reconciliation of total Segment Adjusted EBITDA to net loss. See also Part I – Item 1 – Note 21. Segment Reporting, in the Notes to the Consolidated Financial Statements prepared under the Non-Investment Basis for more information regarding our segment determination.
Independent Power Producer
Energy Revenue
For the nine months ended September 30, 2023, the Company generated $126.1 million of Energy revenue which includes $105.9 million of PPA revenue and is driven by the underlying electricity production from our operating renewable energy projects. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type.
For the nine months ended September 30, 2023, Energy revenue is primarily comprised of PPA contracts of $105.9 million. For the nine months ended September 30, 2023, the Company’s operating solar and wind fleets generated $61.0 million and $40.1 million, respectively, in PPA revenue. The remaining PPA revenue generated during the period ended September 30, 2023 was from our biomass and battery storage assets.

For the nine months ended September 30, 2023, the Company recorded $17.3 million in REC and other incentive revenue, primarily from our operating solar fleet, which is included in Energy revenue in the table above and on the Consolidated Statements of Operations.
During the nine months ended September 30, 2023, the Company recorded a net non-cash amortization expense of $13.8 million driven by favorable PPA and REC contract intangible assets, net of the impact of out-of-market contracts, which is reflected as a reduction to total IPP revenue in the table above and on the Consolidated Statements of Operations.
For the period from May 19, 2022 through September 30, 2022, the Company generated $61.6 million of Energy revenue which includes $52.6 million of PPA revenue and is driven by the underlying electricity production from our operating renewable energy projects. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type.
For the period from May 19, 2022 through September 30, 2022, Energy revenue is primarily comprised of PPA contracts of $52.6 million. For the period from May 19, 2022 through September 30, 2022, the Company’s operating solar and wind fleets generated $28.2 million and $21.4 million, respectively, in PPA revenue. The remaining PPA revenue generated during the period from May 19, 2022 through September 30, 2022 was from our biomass and battery storage assets.
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
Other Revenue - IPP
For the nine months ended September 30, 2023, the Company generated $5.9 million of Other revenue from the IPP segment. Total Other revenue was driven by dividends declared on equity method investments, primarily driven by Aurora Solar, and interest income generated from the Company’s secured loans to developers of renewable energy projects.
For the period from May 19, 2022 through September 30, 2022, the Company generated $5.4 million, respectively, of Other revenue from the IPP segment. Total Other revenue was driven by dividends declared on equity method investments, primarily driven by Aurora Solar, and interest income generated from the Company’s secured loans to developers of renewable energy projects.
Direct Operating Costs - IPP

	For the nine months ended September 30, 2023	For the period from May 19, 2022 through September 30, 2022
Operations and maintenance	$31,338,836	$13,474,065
Property taxes, insurance and site lease	20,431,718	8,500,608
Salaries and benefits, professional fees and other	14,001,897	6,113,043
Direct operating costs - IPP	$65,772,451	$28,087,716
Direct operating costs for the IPP segment was $65.8 million for the nine months ended September 30, 2023. This includes $51.8 million of direct costs incurred at the project level as well as $14.0 million of salary and compensation related expenses as well as professional and other costs directly attributable to the revenue generating activities of IPP.
Direct operating costs for the IPP segment were $28.1 million for the period from May 19, 2022 through September 30, 2022. This includes $22.0 million of direct costs incurred at the project level as well as $6.1 million of salary and compensation related expenses as well as professional and other costs directly attributable to the revenue generating activities of IPP.
General and administrative
General and administrative expenses related to the IPP segment were $10.8 million and $3.7 million for the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022, respectively. These expenses are the indirect costs allocable to IPP and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IPP segment.

Depreciation, amortization and accretion
Depreciation, amortization and accretion expense was $98.0 million for the IPP segment for the nine months ended September 30, 2023. This expense includes $41.9 million of depreciation expense on the property, plant and equipment associated with IPP. Additionally, in the second quarter, the Company engaged in three wind repower projects where the existing assets will be retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Depreciation of fixed assets replaced is accelerated between the mobilization milestone date in the related EPC contract and the date of de-electrification of the project site. In the third quarter of 2023, the Company continued accelerating depreciation on two projects and began accelerating deprecation on one project, resulting in $51.9 million of additional depreciation for the nine months ended September 30, 2023. The Company does not expect to accelerate any additional depreciation through the end of the year related to these repower projects.
Depreciation, amortization and accretion expense was $16.9 million for the IPP segment for the period from May 19, 2022 through September 30, 2022. This expense includes $16.3 million of depreciation expense on the property, plant and equipment associated with IPP.
Impairment of long-lived assets
Impairment of long-lived assets expense from the IPP segment was $50.7 million for the nine months ended September 30, 2023. As discussed in Part I — Item 1 — Note 8. Property, Plant and Equipment, the Company determined that there was an impairment of an intangible asset contract, as such, recorded a charge of $50.7 million associated with a certain renewable energy asset of which, $7.0 million was associated with the plant and equipment asset for the nine months ended September 30, 2023, and the remainder of which was associated with the favorable PPA contract. The Company did not record any impairment for the nine months ended September 30, 2022.
Investment Management
Revenue
Revenue from the IM segment was $9.2 million for the nine months ended September 30, 2023 and was generated from the managed funds discussed previously. IM revenue was driven by management fees. During the nine months ended September 30, 2023, the Company earned management fees of $1.9 million and $1.1 million from GDEV I and GDEV II, respectively. In addition, total revenue related to GREC II was $6.2 million for the nine months ended September 30, 2023, which consists of $2.6 million in revenue related to GREC II performance-based incentive fees, $1.2 million in management fees and $2.4 million in administrative fee revenue for administrative services performed by Greenbacker Administration for GREC II.
Revenue from the IM segment was $0.4 million for the period from May 19, 2022 through September 30, 2022 and was generated from the GROZ and GDEV B funds discussed previously. As a result of the Company consolidating GDEV, additional management fee revenue of $0.7 million earned under the advisory agreement with GDEV is considered intercompany revenue and is therefore eliminated in consolidation for the period from May 19, 2022 through September 30, 2022. There was no revenue generated from GREC II during the period from May 19, 2022 through September 30, 2022 due to the fund’s early stage of development as GREC II was launched in May 2022.
Direct Operating Costs – IM
Direct operating costs for the IM segment were $11.7 million and $2.8 million for the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022, respectively. Direct operating costs primarily consisted of the salary and compensation related expenses for GCM’s dedicated professionals who raise capital and then invest it in renewable energy projects for the managed funds. Such expenses also include marketing, other investor relations and legal costs associated with the IM segment.
General and administrative
General and administrative expenses related to the IM segment were $2.7 million and $1.1 million for the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022, respectively. These expenses represent the indirect costs allocable to the IM segment and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions supporting such third-party funds. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IM segment.
Corporate
General and administrative expenses for Corporate were $31.4 million for the nine months ended September 30, 2023. This included overhead costs not directly allocable to the Company’s two segments.

General and administrative expenses for Corporate were $18.8 million for the period from May 19, 2022 through September 30, 2022. This included overhead costs not directly allocable to the Company’s two segments as well as professional fees associated with the Acquisition.
Depreciation, amortization and accretion expenses were $6.8 million and $3.5 million for the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022, respectively, which primarily relate to amortization expense on finite lived intangible assets.

Non-operating income and expense
During the nine months ended September 30, 2023, the Company recorded $28.1 million of net interest expense which primarily consists of interest expense associated with outstanding debt. Refer to “Liquidity and Capital Resources” for additional discussion. The Company recorded a net unrealized loss on investments of $1.3 million driven by the Company’s investments in OYA and Aurora Solar, offset by an unrealized gain on the Company’s investment in GDEV I. Additionally, the Company recorded an unrealized gain on interest rate swaps of $36.0 million related to dedesignated interest rate swaps. The impact of other non-operating income and expense for the nine months ended September 30, 2023 was not material.
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
Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	For the nine months ended September 30, 2023	For the period from May 19, 2022 through September 30, 2022
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$55,460,217	$34,938,686
IM Adjusted EBITDA	(4,275,495)	(3,612,735)
Total Segment Adjusted EBITDA	$51,184,722	$31,325,951

Reconciliation:
Total Segment Adjusted EBITDA	$51,184,722	31,325,951
Unallocated corporate expenses	(21,905,480)	(9,074,370)
Total Adjusted EBITDA	29,279,242	22,251,581

Less:
Share-based compensation expense	9,992,498	4,177,031
Change in fair value of contingent consideration	(4,102,704)	800,000
Non-recurring professional services and legal fees	2,920,361	4,700,389
Non-recurring salaries and personnel related expenses	1,250,000	—
Depreciation, amortization and accretion(1)	119,057,770	26,647,092
Impairment of long-lived assets	50,662,070	—
Operating loss	$(150,500,753)	$(14,072,931)

Interest expense, net	(28,084,945)	$(9,380,063)
Unrealized gain on interest rate swaps, net	35,996,534	—
Unrealized loss on investments, net	(1,267,700)	(4,351,694)
Other income (expense), net	245,160	(204,095)
Net loss before income taxes	(143,611,704)	(28,008,783)

Benefit from income taxes	14,154,599	1,118,352
Net loss	$(129,457,105)	$(26,890,431)
Less: Net loss attributable to noncontrolling interests	(65,808,113)	(24,098,817)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(63,648,992)	(2,791,614)
(1)Includes contract amortization, net in the amount of $13.8 million and $6.3 million for the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022, respectively, which is included in Contract amortization, net on the Consolidated Statements of Operations.

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
The Company defines Adjusted EBITDA as net income (loss) before: (i) interest expense; (ii) income taxes; (iii) depreciation expense; (iv) amortization expense (including contract amortization); (v) accretion; (vi) impairment of long-lived assets; (vii) amounts attributable to our redeemable and non-redeemable noncontrolling interests; (viii) unrealized gains and losses on financial instruments; (ix) other income (loss); and (x) foreign currency gain (loss). Additionally, the Company further adjusts for the following items described below:
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

The following table reconciles Net loss attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the period from May 19, 2022 through September 30, 2022
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(60,461,785)	$(4,631,301)	$(63,648,992)	$(2,791,614)
Add back or deduct the following:
Net loss attributable to noncontrolling interests	(16,827,263)	(15,866,579)	(65,808,113)	(24,098,817)
Benefit from income taxes	(11,535,787)	(1,700,896)	(14,154,599)	(1,118,352)
Interest expense, net	10,658,283	6,626,355	28,084,945	9,380,063
Unrealized gain on interest rate swaps, net	(24,027,203)	—	(35,996,534)	—
Unrealized loss on investments, net	1,945,473	4,863,752	1,267,700	4,351,694
Other income (expense), net	(214,628)	(156,455)	(245,160)	204,095
Depreciation, amortization and accretion(1)	58,902,406	18,627,480	119,057,770	26,647,092
EBITDA	$(41,560,504)	$7,762,356	$(31,442,983)	$12,574,161
Share-based compensation expense	4,479,632	2,842,557	9,992,498	4,177,031
Change in fair value of contingent consideration	(5,419,800)	800,000	(4,102,704)	800,000
Impairment of long-lived assets	50,662,070	—	50,662,070	—
Non-recurring professional services and legal fees	729,287	2,943,227	2,920,361	4,700,389
Non-recurring salaries and personnel related expenses	1,250,000	—	1,250,000	—
Adjusted EBITDA	$10,140,685	$14,348,140	$29,279,242	$22,251,581
(1)Includes contract amortization, net in the amount of $4.1 million, $4.4 million, $13.8 million and $6.3 million for the three months ended September 30, 2023, the three months ended September 30, 2022, the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations.
FFO
FFO is a non-GAAP financial measure that the Company uses as a performance measure to analyze net earnings from operations without the effects of certain non-recurring items that are not indicative of the ongoing operating performance of the business.
FFO is calculated using Adjusted EBITDA less the impact of interest expense (excluding the non-cash component) and distributions to tax equity investors under the financing facilities associated with our IPP segment. The Company does not include any distributions made to GDEV limited partners in the calculation of FFO. For the nine months ended September 30, 2023, the distributions to the limited partners were the result of an exit from a historical investment whereby GDEV collected on an existing loan made to a third-party and distributed a portion of the proceeds to the limited partners. The Company excludes these distributions as the underlying source of distribution (collection of a loan) is not recorded within Adjusted EBITDA and is therefore not a component of our earnings from operations.
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

The following table reconciles Net loss attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and then to FFO:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the period from May 19, 2022 through September 30, 2022
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(60,461,785)	$(4,631,301)	$(63,648,992)	$(2,791,614)
Add back or deduct the following:
Net loss attributable to noncontrolling interests	(16,827,263)	(15,866,579)	(65,808,113)	(24,098,817)
Benefit from income taxes	(11,535,787)	(1,700,896)	(14,154,599)	(1,118,352)
Interest expense, net	10,658,283	6,626,355	28,084,945	9,380,063
Unrealized gain on interest rate swaps, net	(24,027,203)	—	(35,996,534)	—
Unrealized loss on investments, net	1,945,473	4,863,752	1,267,700	4,351,694
Other income (expense), net	(214,628)	(156,455)	(245,160)	204,095
Depreciation, amortization and accretion(1)	58,902,406	18,627,480	119,057,770	26,647,092
Impairment of long-lived assets	50,662,070	—	50,662,070	—
Share-based compensation expense	4,479,632	2,842,557	9,992,498	4,177,031
Change in fair value of contingent consideration	(5,419,800)	800,000	(4,102,704)	800,000
Non-recurring professional services and legal fees	729,287	2,943,227	2,920,361	4,700,389
Non-recurring salaries and personnel related expenses	1,250,000	—	1,250,000	—
Adjusted EBITDA	$10,140,685	$14,348,140	$29,279,242	$22,251,581
Cash portion of interest expense	(7,699,988)	(5,137,525)	(19,604,498)	(8,050,617)
Distributions to tax equity investors	(4,811,735)	(4,173,332)	(13,299,363)	(7,593,063)
FFO	$(2,371,038)	$5,037,283	$(3,624,619)	$6,607,901
(1)Includes contract amortization, net in the amount of $4.1 million, $4.4 million, $13.8 million and $6.3 million for the three months ended September 30, 2023, the three months ended September 30, 2022, the nine months ended September 30, 2023 and the period from May 19, 2022 through September 30, 2022, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations.
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
The following table reconciles total equity per our Consolidated Balance Sheets prepared under the Non-Investment Basis as of September 30, 2023 to our NAV:

September 30, 2023
Total equity	$1,660,125,558
Add back or deduct the following:
Noncontrolling interests	(78,087,464)
Accumulated unrealized appreciation (depreciation) in fair value of investments	28,173,566
Net asset value (members’ equity)	$1,610,211,660

Shares outstanding	197,767,440
NAV per share	$8.14
The aggregate NAV of the Company’s common shares as of September 30, 2023 is $1.6 billion, or $8.14 per share, and was determined in accordance with the valuation guidelines as approved by the Company’s Board of Directors. Prior to the May 19, 2022 change in status, the Company recorded its renewable energy projects at fair value and recorded the changes in fair value as an unrealized gain or loss. Upon the change in status, this fair value accounting is no longer applicable, and the Company presents on a consolidated basis the underlying assets and liabilities of its subsidiaries in accordance with the applicable U.S. GAAP.

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
The following table provides for a breakdown of the major components of our NAV as of September 30, 2023:

Components of NAV	September 30, 2023
Investment in renewable energy projects and secured loans, at fair value	$2,271,694,105
Cash and cash equivalents and Restricted cash	77,233,585
Derivative assets	206,416,324
Other current assets	77,793,344
Other noncurrent assets	326,611,060
Other current liabilities	(80,229,187)
Long-term debt, net of current portion	(1,132,679,956)
Other noncurrent liabilities	(136,627,615)
Net Asset Value	$1,610,211,660
Shares outstanding	197,767,440

The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2023:

	Class
	A	C	I	P-A	P-I	P-D	P-S	P-T	EO	Total
NAV	$121,997,754	$20,349,556	$50,219,753	$6,766,741	$1,018,541,503	$1,585,874	$359,988,437	$1,996,479	$28,765,563	$1,610,211,660
Shares outstanding	15,735,767	2,681,124	6,472,381	840,370	123,498,194	192,553	44,611,687	247,224	3,488,140	197,767,440
NAV per share as of September 30, 2023	$7.753	$7.590	$7.759	$8.052	$8.247	$8.236	$8.069	$8.076	$8.247
Monthly Share Value
In addition to the description above to determine our non-GAAP NAV, we have adopted a model, as explained below, that adjusts NAV to MSV. The Company offers shares pursuant to the DRP and accepts repurchases under the SRP in connection with the death, disability or determination of incompetence of a shareholder. Both the DRP and the SRP are based upon the current MSV per class in effect.
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
The Company’s quarterly process to determine MSV per share class is performed in accordance with procedures approved by the Company’s Board of Directors. The MSV per share class as of September 30, 2023 was approved by the Company’s Board of Directors.
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

Current and Historical Monthly Share Values
The MSV for each class of the Company's shares, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A	P-I	P-S	P-T	P-D	EO
1-Feb-21	28-Feb-21	$8.550	$8.300	$8.550	$8.680	$8.960	$9.005	$9.005	$9.005	$—
1-Mar-21	31-Mar-21	$8.607	$8.351	$8.605	$8.731	$9.020	$9.005	$9.005	$9.005	$—
1-Apr-21	2-May-21	$8.607	$8.351	$8.605	$8.760	$9.019	$9.005	$9.005	$9.005	$—
3-May-21	31-May-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968	$—
1-Jun-21	30-Jun-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968	$—
1-Jul-21	1-Aug-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968	$—
2-Aug-21	31-Aug-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962	$—
1-Sep-21	30-Sep-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962	$—
1-Oct-21	31-Oct-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962	$—
1-Nov-21	30-Nov-21	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859	$—
1-Dec-21	2-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859	$—
3-Jan-22	31-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859	$—
1-Feb-22	28-Feb-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Mar-22	31-Mar-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Apr-22	1-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
2-May-22	31-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Jun-22	30-Jun-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Jul-22	31-Jul-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Aug-22	30-Aug-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
31-Aug-22	2-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003	$—
3-Oct-22	31-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003	$—
1-Nov-22	30-Nov-22	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
1-Dec-22	1-Jan-23	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
2-Jan-23	31-Jan-23	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
1-Feb-23	28-Feb-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
1-Mar-23	2-Apr-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
3-Apr-23	30-Apr-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
1-May-23	31-May-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$—
1-Jun-23	2-Jul-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$—
3-Jul-23	31-Jul-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$8.835
1-Aug-23	31-Aug-23	$8.260	$8.154	$8.264	$8.582	$8.761	$8.808	$8.805	$8.776	$8.835
1-Sept-23	1-Oct-23	$8.260	$8.154	$8.264	$8.582	$8.761	$8.808	$8.805	$8.776	$8.835
2-Oct-23	30-Oct-23	$8.260	$8.154	$8.264	$8.582	$8.761	$8.808	$8.805	$8.776	$8.835
31-Oct-23	Current	$7.753	$7.658	$7.759	$8.075	$8.247	$8.289	$8.287	$8.261	$8.247

Results of Operations - Investment Basis
A discussion of the results of operations under the Investment Basis for the period from January 1, 2022 through May 18, 2022 is included below. All references to the “LLC” in this “Results of Operations – Investment Basis” section refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries (GREC, GREC HoldCo, GREC Administration LLC, and Danforth Shared Services LLC) prior to the Acquisition, unless otherwise expressly stated or context requires otherwise.

For the period from January 1, 2022 through May 18, 2022
Investment income:
Dividend income	$12,547,447
Interest income	1,279,349
Total investment income	$13,826,796
Key Operating expenses:
Management fee expense	$10,661,560
Performance participation fee	384,065
Other expenses	11,981,113
Total expenses	23,026,738
Net investment loss before taxes	(9,199,942)
(Benefit from) income taxes	(4,315,392)
Net investment loss	$(4,884,550)
Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized loss on investments	$(1,688)
Net change in unrealized appreciation (depreciation) on:
Investments	13,647,821
Foreign currency translation	(26,172)
Swap contracts	35,266,332
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(13,223,285)
Net increase in net assets attributed to members' equity	$30,778,458
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

Prior to July 1, 2021, the base management fee payable to GCM was calculated at a monthly rate of 0.17% (2.00% annually) of our gross assets (including amounts borrowed up to $50.0 million) until gross assets exceed $800.0 million. The base management fee monthly rate decreased to 0.15% (1.75% annually) for gross assets between $800.0 million to $1.5 billion and 0.13% (1.50% annually) for gross assets greater than $1.5 billion. For services rendered under the advisory agreement, the base management fee was payable monthly in arrears, or more frequently as authorized under the advisory agreement. The base management fee was calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period were appropriately prorated. The base management fee had the ability to be deferred or waived, in whole or in part, at the election of GCM. All or any part of the deferred base management fee not taken as to any period was deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as determined by GCM in its sole discretion. On July 1, 2021, the LLC entered into the Advisory Agreement with GCM. Effective July 1, 2021, the base management fee payable to GCM was calculated at a monthly rate of 0.17% (2.00% annually) of the net assets until the net assets exceed $800.0 million. The base management fee monthly rate will decrease to 0.15% (1.75% annually) for net assets between $800.0 million to $1.5 billion and to 0.13% (1.50% annually) for net assets greater than $1.5 billion. Following the completion of the Acquisition and the termination of the Advisory Agreement, the LLC no longer pays a management fee to GCM. For the period from January 1, 2022 through May 18, 2022, we incurred $10.7 million in management fees resulting from the increase in net assets most notably in 2021 due to a significant increase in capital raised.
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
For the period from January 1, 2022 through May 18, 2022, we incurred $2.2 million in expenses from the Administrator in excess of the dividend income from the project companies due to the structure of certain of the project company agreements that only allow for distributions to be determined quarterly. These expenses related to certain asset management, construction management, compliance and oversight services, as well as accounting and administrative services performed by the Administrator, and are recorded to Administrator expenses on the Consolidated Statement of Operations for the period from January 1, 2022 through May 18, 2022.
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
Net Change in Realized and Unrealized Gain (Loss) on Investments, Foreign Currency Translation and Deferred Tax Assets
Net realized loss on investments, Net change in unrealized appreciation (depreciation) on Investments and Net change in unrealized appreciation (depreciation) on Foreign currency translations are reported separately on the Consolidated Statement of Operations as prepared under the Investment Basis. We measured realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
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
Changes in Net Assets from Operations
For the period from January 1, 2022 through May 18, 2022, we recorded a net increase in net assets resulting from operations of $30.8 million, or $0.18 per share. The increase in net assets for the period from January 1, 2022 through May 18, 2022 primarily relates to our unrealized appreciation on investments and swap contracts, offset by our net investment loss earned during the period and change in benefit from deferred taxes on unrealized appreciation on investments.

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
As illustrated below, this capacity growth enabled the Company’s fleet of clean energy projects to produce well over 670,000 MWh of total power during the three months ended September 30, 2023, marking a year-over-year increase of 6%. The increased production is driven by the solar energy segment, which included more than 483,000 MWh of solar energy, representing year-over-year growth of 34%.

MWh by Technology	Three months ended September 30, 2023	Nine months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2022	YoY change for the three months ended September 30	YoY change for the nine months ended September 30
Solar	483,643	1,222,689	361,551	864,505	34%	41%
Wind	173,682	748,291	250,074	863,619	(31)%	(13)%
Biomass	17,306	45,543	24,525	69,818	(29)%	(35)%
Total	674,631	2,016,523	636,150	1,797,942	6%	12%

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
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our current renewable energy project assets, acquire, construct and develop our future renewable energy projects, make investments in renewable energy businesses, make distributions to our shareholders, repurchase our common shares pursuant to the SRP, and other general business needs.
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
As of September 30, 2023 and December 31, 2022, the Company had $59.2 million and $143.2 million, respectively, in Cash and cash equivalents and $18.0 million and $47.5 million, respectively, in Restricted cash. Our current Cash, cash equivalents and Restricted cash balance is generally reflective of the cash necessary to fund normal operations. In the short-term, we anticipate continuing to (1) increase our draw on current financing facilities; and (2) enter into new financing arrangements. Our primary sources of cash have generally consisted of:
•cash flows generated from our renewable energy projects, including interest earned on secured loans;
•tax equity capital contributions in partnerships where the Company is the managing member; and
•borrowing capacity under current financing sources.
As of September 30, 2023 and December 31, 2022, the Company had $1.2 billion and $987.1 million, respectively, in outstanding notes payable.

	Outstanding as of September 30, 2023	Outstanding as of December 31, 2022	Interest rate	Maturity date
GREC Entity HoldCo	$67,060,706	$74,196,983	1 mo. SOFR + 1.75%	June 20, 2025
Midway III Manager LLC	14,235,186	14,609,867	3 mo. SOFR + 1.63%	October 31, 2025
Trillium Manager LLC	69,230,556	72,736,786	3 mo. SOFR + 1.88%	June 9, 2027
GB Wind Holdco LLC	153,164,386	122,684,036	3 mo. SOFR + 1.38%(1)	December 31, 2024
Greenbacker Wind Holdings II LLC	71,417,213	72,476,839	3 mo. SOFR + 1.88%	December 31, 2026
Conic Manager LLC	23,777,251	24,356,358	3 mo. SOFR + 1.75%	April 1, 2028
Turquoise Manager LLC	31,139,654	31,687,423	3 mo. SOFR+ 1.25%	December 23, 2027
Eagle Valley Clean Energy LLC	35,317,210	35,112,342	1.91%	January 2, 2057
Eagle Valley Clean Energy LLC (Premium financing agreement)	105,647	1,063,438	6.99%	November 30, 2023
Greenbacker Equipment Acquisition Company LLC	4,587,707	6,500,000	Prime +1.00%	December 31, 2023(2)
ECA Finco I, LLC	18,884,690	19,756,803	3 mo. SOFR + 2.25%	February 25, 2028
GB Solar TE 2020 Manager LLC	18,550,306	19,182,430	3 mo. SOFR + 1.88%	October 30, 2026
Sego Lily Solar Manager LLC	136,120,714	137,445,285	3 mo. SOFR +1.38%	August 17, 2028
Celadon Manager LLC	72,853,490	61,925,120	1 mo. SOFR +1.50%	February 18, 2029
GRP II Borealis Solar LLC	41,151,272	41,787,517	3 mo. SOFR + 2.00%	June 30, 2027
Ponderosa Manager LLC	127,643,655	147,080,167	1 mo. SOFR +1.10%	Various(3)
PRC Nemasket LLC	42,525,559	44,487,662	Daily SOFR +1.25%	November 1, 2029
GREC Holdings 1 LLC	146,594,014	60,000,000	1 mo. SOFR +1.75%	November 29, 2027
Dogwood GB Manager LLC	51,914,193	—	1 mo. SOFR +1.63%	March 29, 2030
GREC Warehouse Holdings I LLC	34,016,725	—	3 mo. SOFR + 2.03%	August 11, 2026
Total debt	$1,160,290,134	$987,089,056
Less: Current portion of long-term debt	(194,427,279)	(95,869,554)
Less: Discount on long-term debt and deferred financing fees	(41,816,284)	(40,459,061)
Total long-term debt, net	$924,046,571	$850,760,441
(1)Due to the Company adopting the Reference Rate Reform accounting standard, these agreements were amended during the three months ended September 30, 2023, to replace amendments were made these contracts that reference to LIBOR and replaced the reference with SOFR.
(2)On October 23, 2023, the maturity date was amended to December 31, 2023 in the Fourth Amendment to the Loan and Security Agreement.
(3)The Ponderosa Manager LLC tax equity bridge loan and construction loan mature on October 13, 2023 and September 15, 2029, respectively. The amounts due under these loans are $34.5 million and $93.1 million, respectively.
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

We also suspended our SRP effective September 23, 2023 (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder), and as a result, expect to be able to devote a greater amount of our liquidity and capital resources to executing our broader business strategy.
If we are unable to expand our sources of financing or fully utilize our available cash, it may have an adverse effect on our ability to make distributions to our shareholders and to fund our operations. Our liquidity plans are also subject to a number of risks and uncertainties, including those described under the section titled Part I — Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
The weighted average interest rate including associated swap agreements, deferred financing costs and capitalized interest on total debt outstanding was 3.53% as of September 30, 2023.
The following table sets forth certain information about our debt outstanding:

Period ending September 30,	Principal Payments
2024	$200,855,744
2025	100,239,155
2026	70,650,034
2027	339,667,872
2028	183,921,178
Thereafter	264,956,151
$1,160,290,134
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
Changes in Cash Flows - Non-Investment Basis
The following table shows cash flows from operating activities, investing activities and financing activities for the stated period for the Company:

	For the nine months ended September 30, 2023	For the period from May 19, 2022 through September 30, 2022
Net cash provided by (used in) operating activities	$34,120,172	$9,020,969
Net cash provided by (used in) investing activities	(262,436,095)	(263,779,300)
Net cash provided by (used in) financing activities	114,851,416	237,305,195
Increase (decrease) in cash, cash equivalents and restricted cash	(113,464,507)	(17,453,136)
Operating Activities

Net cash provided by operating activities was $34.1 million for the nine months ended September 30, 2023. The net loss for the nine months ended September 30, 2023, excluding the impact of non-cash items, resulted in a source of cash inflow of $6.8 million which is attributable to operating results from the Company’s IPP and IM segment and cash expenses for the Company’s corporate functions. The Company’s operating activities included an increase in net working capital of $27.3 million primarily driven by the termination of interest rate swaps and increased accounts payable and accrued expenses offset by increased accounts receivable and other current and noncurrent assets.
Net cash provided by operating activities was $9.0 million for the period from May 19, 2022 through September 30, 2022. The net loss for the period from May 19, 2022 through September 30, 2022, excluding the impact of non-cash items, resulted in a source of cash inflow of $9.3 million which is attributable to operating results from the Company’s IPP segment offset by operating losses on the IM segment and cash expenses for the Company’s corporate functions. Changes in working capital were not material during the period.
Investing Activities
Net cash used in investing activities was $262.4 million for the nine months ended September 30, 2023. Cash outflows were driven by $266.3 million of purchases of property, plant and equipment and relate primarily to payments made on ongoing construction projects within our solar and wind fleet, for remaining purchase price liabilities on existing projects and new acquisitions within the IPP segment. Additional cash outflows consist of $4.5 million for deposits paid for property, plant and equipment, and $4.0 million related to the purchase of new investments related to Aurora Solar in the first quarter. This was offset by $12.5 million received in principal repayments, primarily from OYA in the first quarter.
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
Financing Activities
Net cash provided by financing activities was $114.9 million for the nine months ended September 30, 2023. The Company's financing activities were driven by proceeds from borrowings of $261.4 million related to the GREC Holdings 1 LLC, GB Wind Holdco LLC, Dogwood GB Manager LLC, GREC Warehouse Holdings I LLC, Ponderosa Manager LLC and Celadon Manager LLC debt facilities. In addition, contributions from tax equity investors totaled $73.9 million primarily driven by contributions to Dogwood Holdco, LLC and Ponderosa Holdings, LLC. This was offset by distributions to shareholders of $65.3 million, and payments on borrowings of $88.2 million, primarily related to the GREC Holdings 1 LLC, GB Wind Holdco LLC, GREC Entity Holdco, Trillium Manager LLC and Ponderosa Manager LLC debt. Results were further offset by $50.0 million for repurchases of shares pursuant to the SRP and distributions of $12.8 million to tax equity investors.
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

Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of September 30, 2023, the Company has provided the requisite security for these agreements in the form of a standby letter of credit of $142.0 million. As of September 30, 2023, $1.8 million had been drawn under these letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from November 2023 through January 2057.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $1.1 billion to complete construction of the facilities and the closing of the purchase of membership interest pursuant to all conditions being met under such agreements. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled in 2023 into 2027. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. As of September 30, 2023, the Company was in compliance with all agreed upon delivery quantities.
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
If any of our REC counterparties fail to satisfy their contractual obligations, our revenues may decrease under replacement agreements and we may incur expenses locating and executing such replacement agreements. For the majority of the forward REC contracts currently effective as of September 30, 2023, GREC and/or the Company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of September 30, 2023.

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
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures which are governed by various agreements to which certain of the Company's subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $528.8 million as of September 30, 2023. As of September 30, 2023, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
In addition, the Company, along with the parent company of the other 50.00% member of OYA, provided guarantees to the tax equity investor members in three of these partnerships for the payment and performance of all obligations of these subsidiaries under the partnership documents as well as affiliate contracts. As of September 30, 2023, the Company considers it remote that it would be required to make payments under any of these guarantees. Refer to Note 5. Variable Interest Entities in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further details.
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
Cash distributions for the nine months ended September 30, 2023 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s change in acquisition strategy to include a greater number of pre-operational assets that are not yet generating cash from operations, a significant amount of distributions will continue to be funded from other external financing sources until such projects become operational. Management fee and incentive fee revenue from our IM segment will also be utilized as a source of capital to fund distributions as this portion of our business grows.
Share Repurchase Program
The Company, through approval by its Board of Directors, adopted a SRP, pursuant to which the Company would conduct quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the Company at a price equal to the then current monthly share value for that class of shares.
The SRP includes numerous restrictions that will limit a shareholder’s ability to sell shares. At the sole discretion of the Board of Directors, the Company may also use cash on hand (including the proceeds from the issuance of new shares), cash available from borrowings or other external financing sources and cash from liquidation of investments to repurchase shares.
A shareholders’ right to purchase is subject to the availability of funds and the other provisions of the SRP. Additionally, a shareholder must hold his or her shares for a minimum of one year before he or she can participate in the SRP, subject to any of the following special circumstances: (i) the written request of the estate, heir or beneficiary or a deceased shareholder; (ii) a qualifying disability of the shareholder for a non-temporary period of time provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; (iii) a determination of incompetence of the shareholder by a state or federal court located in the United States; or (iv) as determined by the Board of Directors, in their discretion, to be in the interests of the Company. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.
The quarterly share repurchases limits for the Company’s SRP are set forth below.

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
On September 23, 2023, the Board of Directors approved the suspension of the SRP effective immediately, except for repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder. As a result of the suspension of the SRP, the Company will not accept or otherwise process any additional repurchase requests (except as noted above) until such time, if any, as the Board of Directors affirmatively authorizes the recommencement of the SRP. However, the Company can make no assurances as to whether this will happen, or the timing or terms of any recommencement.
The Company has delayed the payment with respect to the shares repurchased by the Company for the second quarter and currently expects to distribute related proceeds in the fourth quarter of 2023. As of September 30, 2023, the Company recorded $32.6 million of redemptions payable related to the delayed payment on the Consolidated Balance Sheets. The Company will also pay an additional supplemental payment to these redeeming shareholders based on the amount of distributions that the redeeming shareholders would have received from July 1, 2023 through the final date on which the shares are paid, had the Company not repurchased the shares. During the three months ended September 30, 2023, the Company recorded $0.5 million related to this supplemental payment to Interest expense, net on the Consolidated Statements of Operations.
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the nine months ended September 30, 2023, the Company issued 25,470 Class P-A shares for net proceeds of $0.2 million, 888,240 Class P-I shares for net proceeds of $7.8 million, 980 Class P-D shares for net proceeds of $8.7 thousand, 509,320 Class P-S shares for net proceeds of $4.5 million and 4,540 Class P-T shares for net proceeds of $40.1 thousand under the DRP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. There were no selling commissions or other remunerations paid, directly or indirectly, in connection with shares issued under the DRP.
Issuer Purchases of Equity Securities
The Company, through approval by its Board of Directors, adopted a SRP, pursuant to which the Company would conduct quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the Company at a price equal to the then current monthly share value for that class of shares.
On September 23, 2023, the Board of Directors approved the suspension of the SRP effective immediately, except for repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder. As a result of the suspension of the SRP, the Company will not accept or otherwise process any additional repurchase requests (except as noted above) until such time, if any, as the Board of Directors affirmatively authorizes the recommencement of the SRP. However, the Company can make no assurances as to whether this will happen, or the timing or terms of any recommencement.
For the three months ended September 30, 2023, and in connection with the death, disability or determination of incompetence of a shareholder, the Company repurchased 25,340 Class A shares, 2,600 Class C shares, 3,980 Class I shares, nil Class P-A shares, 14,050 Class P-I shares, nil Class P-D shares, nil Class P-S shares and nil Class P-T shares at a total purchase price of $0.2 million, $21.2 thousand, $32.9 thousand, nil, $0.1 million, nil, nil and nil, respectively, pursuant to the Company’s SRP.
The table below provides information concerning the Company’s repurchase of shares during the quarter ended September 30, 2023 pursuant to the Company’s SRP (solely in connection with the death, disability or determination of incompetence of a shareholder).

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Repurchase Shares Offered
July 1 to September 30, 2023	45,970	8.41	45,970	9,910,302
Total	45,970	$8.41	45,970	9,910,302
See Part I — Item 1 — Note 18. Members' Equity, in the Notes to the Consolidated Financial Statements prepared under the Non-Investment Basis for more information regarding our SRP.
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

Exhibit Number	Description of Document
10.10
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

10.11
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated June 20, 2019 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on June 25, 2019)

10.12
Separation Agreement by and among Greenbacker Renewable Energy Corporation (together with Greenbacker Renewable Energy Company LLC and each of their affiliates) and Mehul Mehta, dated as of September 1, 2023 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 000-55610) filed on September 1, 2023)

10.13
Consulting Agreement by and among Greenbacker Renewable Energy Corporation (together with Greenbacker Renewable Energy Company LLC and each of their affiliates) and Mehul Mehta, dated as of September 1, 2023 (Incorporated by reference from Exhibit 10.2 of the Registrant's Form 8-K (File No. 000-55610) filed on September 1, 2023)

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

101*
The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 13, 2023, formatted in XBRL (eXtensible Business Reporting Language):

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

Greenbacker Renewable Energy Company LLC
Date: November 13, 2023	By	/s/ Charles Wheeler
Charles Wheeler Chairman, Chief Executive Officer and Director principal executive officer

Date: November 13, 2023	By	/s/ Michael Landenberger
Michael Landenberger Chief Accounting Officer principal financial and principal accounting officer