Form 10-K
period 2023-12-31
Greenbacker Renewable Energy Co LLC
filed 2024-03-28
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Charles Wheeler
230 Park Avenue, Suite 1560
New York, NY 10169
Tel (646) 720-9463
(Name, address, including zip code, and telephone number, including area code, of agent for service)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
Securities registered pursuant to section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Shares of Limited Liability Company Interests	N/A	N/A
Class C Shares of Limited Liability Company Interests	N/A	N/A
Class I Shares of Limited Liability Company Interests	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of March 1, 2024, the registrant had 199,056,630 shares of common interests, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the year ended December 31, 2023 (the “2024 Proxy Statement”). Portions of the Registrant’s 2024 Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Form 10-K.

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
As the change in status occurred during the Company’s second fiscal quarter of 2022, the results of operations as included in this annual report on Form 10-K (this “Annual Report”) will be presented as they would be for an investment company under ASC 946 for all historical periods and the period(s) through May 18, 2022, and presented as they would be under other non-investment company U.S. GAAP accounting (“Non-Investment Basis”) for the time period as of and subsequent to May 19, 2022, the effective date of the change in status. Given that the financial statements prior to and subsequent to the change in status are not comparable, the Company will present separate Consolidated Financial Statements, including footnotes as applicable, for the time periods prior to and subsequent to May 19, 2022.

i

GLOSSARY OF KEY TERMS
When the following terms and abbreviations appear in the text of this report, except as otherwise indicated, they have the meanings indicated below:

Acquisition	The management internalization transaction completed by the Company on May 19, 2022
Adjusted EBITDA	A non-GAAP financial measure that the Company uses as a performance measure as well as for internal planning purposes
Administration Agreement	First Amended and Restated Administration Agreement between Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation and Greenbacker Administration LLC
Advisers Act	The Investment Advisers Act of 1940
Advisory Agreement	Fourth Amended and Restated Advisory Agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC
AEC Companies	LED Funding LLC and Renew AEC One LLC
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASC 946 or Investment Basis	ASC Topic 946, Financial Services – Investment Companies. The accounting method used by the Company prior to the Acquisition on May 19, 2022
Aurora Solar	Aurora Solar Holdings, LLC
CES	Clean Energy Standards
COD	Commercial Operations Date
CODM	Chief Operating Decision Maker
Contribution Agreement	Contribution agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC’s former parent, Greenbacker Group LLC under which the Acquisition was implemented
DRP	Distribution Reinvestment Plan
Earnout Shares	Class EO common shares issued as part of the Acquisition
EBITDA	A non-GAAP financial measure that adjusts income before income taxes to exclude interest, depreciation expense and amortization expense, as well as other income and expense items
EIA	U.S. Energy Information Administration
EPC	Engineering, procurement, and construction
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
FFO
A non-GAAP financial measure that the Company uses as a performance measure to analyze net earnings from operations without the effects of certain non-recurring items that are not indicative of the ongoing operating performance of the business

Fifth Operating Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
Fourth Operating Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
FPA	Federal Power Act
GCM	Greenbacker Capital Management LLC
GDEV	Greenbacker Development Opportunities Fund I, LP
GDEV B	Greenbacker Development Opportunities Fund I (B), LP
GDEV GP	Greenbacker Development Opportunities Fund GP I, LLC
GDEV GP II	Greenbacker Development Opportunities GP II, LLC
GDEV I	Refers collectively to GDEV and parallel fund, GDEV B
GDEV II	Greenbacker Development Opportunities Fund II, LP
GREC	Greenbacker Renewable Energy Corporation, a Maryland corporation
GREC HoldCo or GREC Entity Holdco	GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC
GREC II	Greenbacker Renewable Energy Company II, LLC
Greenbacker Administration or Administrator	Greenbacker Administration LLC

Group LLC	Greenbacker Group LLC
GROZ	Greenbacker Renewable Opportunity Zone Fund LLC
GROZ, GDEV I, GDEV II and GREC II	The managed funds
GW	Gigawatts
HLBV	Hypothetical Liquidation at Book Value
IM	The Investment Management segment represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act
Investment Basis	Investment Basis ASC Topic 946, Financial Services – Investment Companies
IPP	The Independent Power Producer segment represents the active management and operations of the Company's fleet of renewable energy projects, including those in late-stage development and under construction
IRA	Inflation Reduction Act of 2022
ITC	Investment Tax Credit
JOBS Act	Jumpstart Our Business Startups Act
kW	Kilowatts
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
LP	Limited partner
LPU Holder	GB Liquidation Performance Holder LLC
MIPA	Membership Interest Purchase Agreement
MSV	Monthly share value
MW	Megawatts: (DC) for all solar assets and (AC) for wind assets
MWh	Megawatt Hours
N/A	Not applicable
NAV	Net asset value
NCI	Noncontrolling interests
NM	Not meaningful
Non-Investment Basis	Non-investment company U.S. GAAP accounting the Company applied subsequent to the Acquisition
NTP	Notice to Proceed
O&O costs	Organization and Offering Costs
OYA	OYA-Rosewood Holdings LLC, previously OYA Solar B1 Intermediate Holdco LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PTO	Permission to operate
REC	Renewable Energy Credit
RNCI	Redeemable noncontrolling interests
ROU	Right-of-use asset
RPS	Renewable Portfolio Standard
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Special Unit	Prior to the Acquisition, referred to the special unit of the limited liability company interest in the Greenbacker Renewable Energy Company LLC entitling the Special Unitholder to a performance participation fee
Special Unitholder	GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of GCM
SRP	Share Repurchase Program
Tax Equity Investors	Third-party investors under tax equity financing facilities
U.S. GAAP	U.S. generally accepted accounting principles
VIE	Variable interest entities
We, us, our and the Company	Greenbacker Renewable Energy Company LLC and its subsidiaries as of and subsequent to May 19, 2022

We, us, our and the LLC	Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation, GREC Entity HoldCo LLC, GREC Administration LLC and Danforth Shared Services LLC as of and through May 18, 2022

Forward Looking Statements
Various statements in this Annual Report on Form 10-K (this “Annual Report”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results, or to our expectations regarding future industry trends, are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Annual Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under Part I — Item 1A. Risk Factors and elsewhere in this Annual Report. All forward-looking statements are based upon information available to us on the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:
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
v

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

PART I
ITEM 1. BUSINESS
The use of “we”, “us”, “our” and the “Company” refer, collectively to the Greenbacker Renewable Energy Company LLC and its subsidiaries, unless otherwise expressly stated or context otherwise requires. This report does not constitute an offer of any of the Company’s managed funds described herein.
Organizational Overview
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through GCM investment management services to funds within the sustainable infrastructure and renewable energy industry. As of December 31, 2023, the Company’s fleet comprised 435 renewable energy projects with an aggregate power production capacity of approximately 3.3 GW, which includes operating capacity of approximately 1.5 GW and pre-operational capacity of approximately 1.8 GW. As of December 31, 2023, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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

(1) Held directly or through entities owned by them. Refer to Note 3. Acquisitions under the Non-Investment Basis for a summary of these interests that were issued in connection with the Acquisition.
(2) Greenbacker Administration performs certain operational management, construction management, compliance and oversight services, as well as asset accounting and administrative services, for certain of our managed funds. Refer to Note 16. Related Parties in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further details on these agreements.
(3) GCM is a SEC-registered investment adviser and provides investment management services to our managed funds: GROZ, GDEV I, GDEV II, and GREC II.
(4) We hold a 75.00% interest in the general partner of one of our managed funds, GDEV GP. The amended and restated limited partnership agreements of GDEV I provides for a 20.00% carried interest over an 8.00% hurdle, subject to side letter agreements. In addition, we hold 90.00% interest in the general partner of one of our managed funds, GDEV GP II. The amended and restated limited partnership agreement of GDEV II provide for a 20.00% carried interest over an 8.00% hurdle, subject to a side letter agreement. Refer to Note 16. Related Parties in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further details on these interests.

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
The segment discussion following, and included in Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Annual Report, reflects information on our business as of December 31, 2023 and includes the impact of the Acquisition.
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
We have historically focused on solar, wind and energy efficiency projects. We believe solar energy projects generally offer more predictable power generation characteristics due to the relative predictability of sunlight over the course of time compared to other renewable energy technologies, and therefore we expect them to provide more stable income streams. However, technological advances in wind turbines and other energy-generation technologies, as well as government incentives, also make wind energy and other types of projects attractive. In 2023, the Company invested in three wind repower projects. These assets were retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Solar energy projects provide maximum energy production during daylight hours in the summer months when days are longer and nights shorter. Conversely, wind energy projects tend to provide more energy production during nighttime hours and during the winter months thus providing a diversified production profile. Solar energy projects vary in size from hundreds of kW to hundreds of MW and tend to have minimal environmental impact, enabling such projects to be developed close to areas of dense population where electricity demand is highest.
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

As of December 31, 2023, our fleet comprised 435 renewable energy projects with an aggregate power production capacity of approximately 3.3 GW when fully operational, as summarized below.

Technology	Number of Assets		Capacity in MW
	Operating	Pre-Operating	Operating	Pre-Operating
Solar	324	65	1,123.6	1,685.8
Wind	16	1	389.0	54.4
Biomass	1	N/A	12.0	N/A
Battery Storage	19	5	8.3	10.8
Energy Efficiency	4	N/A	N/A	N/A
Total	364	71	1,532.9	1,751.0
We have diversified our fleet of renewable energy projects both by industry type, as illustrated above, and geographically. As of December 31, 2023, our fleet was spread across 32 states, Canada, Puerto Rico and Washington, D.C., as illustrated below.
PORTFOLIO ASSET MAP

* Solar asset in Canada is not shown on the map

REGIONAL BREAKDOWN (% Capacity)
South Region, 2.5%
West Region, 9.3%
East Region, 38.2%
Mountain Region, 24.8%
Mid-West Region, 25.2%

TOTAL OPERATING CAPACITY (% Capacity)
Biomass, 0.8%
Battery Storage, 0.5%
Wind, 25.4%
Solar, 73.3%

TOTAL PRE-OPERATING CAPACITY (% Capacity)

Battery Storage, 0.6%
Wind, 3.1%
Solar, 96.3%

CAPACITY BREAKDOWN
Technology	Percent capacity (%)	Size (MW)
Solar	85.5	2,809.4
Wind	13.5	443.4
Biomass	0.4	12.0
Battery Storage	0.6	19.1
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
As of December 31, 2023, the PPA contracts in our existing operating fleet have approximately 18 weighted average years remaining prior to exposure to market prices.
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
The following chart illustrates the allocation by percentage of the Company’s contracted offtakers by counterparty type and creditworthiness as of December 31, 2023:

HIGH-CREDIT-QUALITY OFFTAKERS (% Capacity)

Investment-Grade Municipality, 4.2%
Investment-Grade Corporation, 10.6%
Non-Rated*, 6.7%
Investment-Grade Utility, 78.5%

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

General Market Overview for Alternative Energy Projects
The U.S. electric consumer expects a virtually error-free, consistent supply of sufficient electricity at all times for all purposes. The U.S. power industry, which includes energy generation and transmission, is structured to ensure sufficient, constant supply of energy to all end-users to meet varying demand requirements on a minute-by-minute basis. Historically, the mix of electricity supply was dependent largely on fossil fuels such as coal and natural gas as well as nuclear and hydroelectric power. However, this is changing rapidly due to the rise of renewable energy and the ongoing electrification of the transportation fleet. According to the EIA, fossil fuels such as coal, petroleum and gas supplied more than half of the U.S.’s power generation mix in past years. Since then, however, there has been a shift in the mix of energy sources highlighted by a substantial rise in renewables, which grew to 22% of the U.S. power generation mix in 2023. The EIA expects this trend to continue, estimating that in 2024 renewables will rise to 24% of the U.S.’s power generation mix, before increasing to 26% in 2025. The advancement of renewable energy has also created new opportunities in adjacent energy transition investments including energy storage and grid enhancements. Furthermore, advances in electric vehicle adoption have created a substantial need for investment in charging stations and other related infrastructure.
We believe that renewable energy and the energy transition are poised to gain even more market share, driven by several supportive trends:
The decline of coal. The U.S. coal industry is rapidly declining in the face of lower-cost natural gas and renewable energy, as well as regulations designed to reduce greenhouse gas emissions and protect public health. Coal burning power plants accounted for the majority of retiring utility scale power generation in 2023, and the EIA expects coal production to drop by 19% in 2024, as both consumption and inventories decrease.
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
The U.S. Renewable Energy Industry Has Been a High-Growth Market
The market for renewable energy has grown rapidly over the past decade. According to the EIA, renewables now accounts for 22% of U.S. electric generation in 2023. In 2023, renewable energy sources generated over 868 billion kWh of electricity and are expected to generate more than 981 billion kWh of power in 2024, before increasing further to 1,062 billion kWh in 2025.
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
Energy Transition Investments Have Grown Substantially and Are Expected to Continue
According to BNEF, annual global investment in the energy transition has more than quadrupled in the past decade, reaching new heights each year of that period. In 2023, energy transition investments reached a record-high $1.8 trillion, significantly surpassing the previous record of $1.1 trillion in 2022.

Tax Equity Capital Sources in the Renewable Energy Market
Our ability to raise capital from Tax Equity Investors and lenders on competitive terms to help finance the development, construction, and operations of our projects will be a significant driver of our further growth. We have historically used a variety of structures including tax equity financing, construction loan financing, tax equity bridge loan financing, back leverage loan financing, and subordinated non-recourse financing to help fund our operations. Our ability to raise capital from Tax Equity Investors and lenders is also affected by general economic conditions, the state of the capital markets, inflation levels, and concerns about our industry or business. Refer to Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources within this Annual Report for further details on capital raising and the effective management of our capital structure.
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
2.    PTC: This tax credit, currently stands at 2.75 cents per kWh of electricity generated during the first 10 years of operation.
In general, our tax equity investments are structured using the “partnership flip” structure. Under partnership flip structures, we and our Tax Equity Investors contribute cash into a partnership to fund the acquisition of renewable energy or energy storage systems. Upon the satisfaction of certain conditions precedent, tax equity fund commitments become available. The conditions precedent to funding vary across our tax equity funds but generally require that we have entered into a PPA with a credit worthy offtaker, the renewable energy system is expected to be eligible for the Section 48(a) ITC or Section 45(a) PTC, there is a recent appraisal from an independent appraiser establishing the fair market value of the renewable energy system, certain construction milestones are met and verified by an independent engineer and the property is in an approved state or territory. Initially, the tax equity investor receives substantially all of the non-cash value attributable to the renewable energy systems and energy storage systems, which includes accelerated depreciation and Section 48(a) ITCs or Section 45(a) PTCs; however, we typically receive a majority of the cash distributions, which are generally paid quarterly. These allocations then flip once certain time or yield-based milestones are met. Time-based flips occur on a set date after a five-year recapture period while yield-based flips occur after the tax equity investor achieves a specified return typically on an after-tax basis. After the flip occurs, we receive substantially all of the cash and tax allocations.
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
Opportunities in Solar Power Today
Solar continues to be the fastest-growing renewable energy source, with the EIA expecting a 38% increase in installed capacity during 2024, increasing total capacity from 95 GW to 131 GW by the end of the year.
We believe that the greatest opportunity exists within the middle market utility scale, as well as the large commercial solar and community solar sectors of the market. In the middle market utility scale market, the Company can buy assets with similar commercial attributes to the large utility scale projects (e.g., investment-grade offtaker, same equipment and warranties, same operations and maintenance service provider) but where returns are higher.
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
Current Competition in the Alternative Energy — Wind Marketplace
We believe that market conditions remain favorable for wind development and, according to the EIA, the U.S. wind industry is expected to add 7 GW of new wind capacity in 2024. Particularly for smaller middle market transactions involving assets similar to those in our current portfolio, we believe that we will continue to be competitive in bidding for wind assets. We also believe that we may see opportunities to purchase operating wind assets which have run through their tax credits.
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
We believe that this countercyclical diversification is highly beneficial in managing our cash flows throughout the year. We also believe that we are well positioned to find target assets in this sector. In the past two years alone, we have acquired over 275 MW of wind assets. These purchases have enabled us to build relationships with respected developers, whom we may be able to work with in the near future.

General Market Overview for Battery Storage
According to Mercom Capital, in 2022, annual corporate funding in the battery storage sector reached a record high $26.4 billion across more than 120 deals, marking an increase of 55% from the $17 billion seen in 2021 driven by falling costs, particularly in certain battery chemistries such as lithium-ion. In the first nine months of 2023, corporate funding for battery storage exceeded $15 billion, putting it on track to make the second highest total annual investment behind 2022. Moreover, venture capital funding in the energy storage space reached a record high $9.2 billion across 86 deals in the year ended 2023, an increase of 59%, compared to 2022. Long-duration storage has been gaining particular traction as a commercially viable solution to challenges created by intermittent energy resources such as solar or wind. Additionally, under the IRA—and for the first time ever—standalone projects are now eligible for the 30% ITC.
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
In addition, the Company launched its fourth sustainability driven investment strategy during the year ended December 31, 2023. The new strategy focuses on acquiring energy transition real estate where the Company can leverage access to power to host distributed generation, storage and charging infrastructure.

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
In conjunction with the Acquisition and specifically the acquisition of a 75.00% equity interest in GDEV GP, the Company also assumed GDEV GP's additional commitment to GDEV and gained control over GDEV GP. Additionally, the Company through the GDEV GP’s role as general partner of GDEV, assumed operational control over GDEV. As a result of the Company consolidating GDEV during the period from May 19, 2022 through November 17, 2022, the management fee revenue earned under the advisory agreement with GDEV was considered intercompany revenue and is therefore eliminated in consolidation. On November 18, 2022, GREC sold its investment in GDEV to an unrelated third party. As of December 31, 2023, GDEV GP held 2.80% of the interests in GDEV. The Company has determined that it no longer has the obligation to absorb losses of GDEV, nor the right to receive benefits from GDEV that could be potentially significant to GDEV, and therefore, no longer consolidates GDEV. As a result of the deconsolidation of GDEV on November 18, 2022, management fee revenue is no longer eliminated and is recorded on the Consolidated Statements of Operations.
In March 2022, GCM closed GDEV I to new investors and in November 2022, launched a successor fund called GDEV II, which also makes private equity and development capital investments in the sustainable infrastructure industry. The Company receives management fees from GDEV I based on the aggregate cost basis of all portfolio securities, management fees from GDEV II based on committed capital, as well as certain performance-based incentive fees from GDEV II.
Greenbacker Renewable Energy Company II, LLC
GREC II was launched in May 2022 and is an investment vehicle that acquires, owns and operates renewable energy projects with an emphasis on up-and-coming areas of the energy investment sector, including battery storage, mobility and other related investments. GREC II is structured as a total return vehicle which is expected to prioritize long-term internal rates of return over near-term cash yields. GREC II deploys into pre-construction and operating renewable energy projects, as well as energy efficiency, battery storage, mobility and other related investments. The Company receives management fees, as well as certain performance-based incentive fees and administrative fees from GREC II under the advisory agreement.
Refer to Note 16. Related Parties in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further details.

General Market Overview for Investment Management
While there continues to be turmoil in the public equity and debt markets, and therefore headwinds in the investment management industry in general, alternative investment managers continue to experience strong capital inflows as investors look to diversify away from public stocks and bonds and towards investments in alternative strategies that they judge to be less correlated to public market movements. Indeed, through December 2023, fundraising for non-traded alternative investments totaled nearly $73.1 billion, according to Robert A. Stanger and Company.1 Despite the challenging market conditions, we believe there is an opportunity for higher investment returns due to less competition in the marketplace and, more recently, some of the macro factors have moved in our favor; such as interest rates, which have fallen from their highs in 2023.
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
1 Non-Traded Alts on Pace to Raise $70 Billion in 2023 Says Stanger - The DI Wire, January 26, 2023

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

Production Tax Credits
Production Tax Credits, or PTCs, are provided to owners of certain renewable energy projects that produce electricity for sale to unrelated persons. This credit is applicable for a 10-year period from the time a project is placed into service and benefits owners with tax liabilities against which to claim the tax credit. Under current law, for wind projects that began construction prior to January 1, 2025, there is a 2.75 cent per kilowatt hour PTC.
Investment Tax Credits
Investment Tax Credits, or ITCs, provide that eligible systems, such as solar systems and fuel cell systems, receive a credit of up to 30% of the eligible cost-basis with no maximum limit. This credit is currently structured as a tax credit, whereby the owners of a qualifying renewable energy or energy efficient project can elect to receive the tax credit once the project is placed into service. The ITC for solar energy will begin to phase out for eligible projects that commence construction after the later of 2032 or the year the U.S. treasury secretary determines that the annual U.S. greenhouse gas emissions from electricity production has been reduced by at least 75% as compared to the calendar year 2022.

State Incentives
Renewable Portfolio Standards
While varying based on jurisdiction, RPS specify that a portion of the power utilized by local utilities must be derived from renewable energy sources. States have created these standards to diversify their energy resources, promote domestic energy production and encourage economic development. Certain states have also adopted CES, which includes all sources of energy that have zero carbon emissions. According to the EIA, 39 states and the District of Columbia have enacted RPS or CES programs, set mandates, or set goals that require utilities to include or obtain a minimum percentage of their energy from specific renewable and other clean energy sources. Under the RPS programs, utilities can (1) build or own renewable energy generation facilities, (2) purchase energy or RECs generated from renewable energy generation facilities, or (3) pay a penalty for any shortfalls in meeting the RPS.
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

Human Capital
As of December 31, 2023, the Company had 203 employees.
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
Available Information
We file registration statements, proxy statements, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those statements and reports with the SEC. Investors may obtain copies of these statements and reports by accessing the SEC’s website at www.sec.gov. Our statements and reports and any amendments to any of those statements and reports that we file with the SEC are available free of charge as soon as reasonably practicable on our website at www.greenbackercapital.com. The contents of our website are not incorporated by reference in or are otherwise a part of this Annual Report.

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
•We have a limited history operating as an internally managed company, which could negatively impact our future performance and we may be exposed to risks which we have not historically encountered.
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
•Our success is subject to general market and economic conditions we cannot control or predict, including but not limited to acts of terrorism or related acts of war, natural disaster, pandemics (such as COVID-19), inflation, supply chain disruptions or other catastrophic events.
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
•We will be required to make substantial capital expenditures to develop the projects in our growth pipeline, repower existing assets and pursue new growth opportunities.
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
•Our investment in a biomass facility may be negatively affected by our inability to maintain stockpiles of the products on which such facility operate and/or to source the necessary personnel to operate such facility.
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
•Our investment management business is highly regulated and failure to comply with the various rules and regulations of the jurisdictions in which we operate could have adverse effects.
Risks Related to Debt Financing and Lending
•We may need to incur financial leverage to be able to achieve our investment objectives. We cannot guarantee the availability of such financings.
•If we borrow money, the potential for gain or loss on the amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our members, and result in losses.
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
We are dependent on the diligence, skill and network of industry relationships and other business contacts of our executive management team to execute our asset acquisition strategy and achieve our objectives. Our executive management team evaluates, negotiates, structures, closes and monitors our assets. Our success depends to a significant extent on the continued service of our executive management team, particularly Charles Wheeler, David Sher, Christopher Smith and Matt Murphy. The departure of any of our executive management team could have a material adverse effect on our ability to achieve our business objectives.
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
We have a limited history operating as an internally managed company, which could negatively impact our future performance and we may be exposed to risks which we have not historically encountered.
We have a limited operating history as an internally managed company, which could negatively impact our future performance and we may be exposed to risks which we have not historically encountered. We have only operated as a fully integrated and internally managed company with our own executive management team and other employees to manage our business and operations since the Acquisition. Although we no longer bear the costs of the various fees and expense reimbursements previously paid to GCM under the now terminated Advisory Agreement, we have experienced increased expenses as our expenses now include the compensation and benefits of our officers and employees, as well as overhead previously incurred by GCM and Greenbacker Administration. We have and may in the future encounter unforeseen or increased costs, expenses and difficulties associated with our internal operations. If we incur unexpected or increased expenses, our results of operations could be adversely affected.
Further, we have experienced and may continue to experience difficulty in the continued integration of the functions performed by GCM and Greenbacker Administration as stand-alone entities, and we could have difficulty retaining our personnel, including those performing management, capital raising, investment and general and administrative functions. These personnel have a great deal of know-how and experience and replacing such personnel could prove challenging. We may also fail to properly identify the appropriate mix of personnel and capital needs to operate successfully as a stand-alone entity. An inability to effectively manage our internal operations could result in our incurring excess costs and operating inefficiencies and may divert our management’s attention from operating our business.
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
We rely to a significant extent on our relationships with renewable energy developers, energy consultants, retail energy providers, utilities; energy companies, investment banks, commercial banks, individual and institutional investors, consultants, EPCs, contractors, and renewable energy technology manufacturers (such as panel manufacturers), among others, as a source of potential investment opportunities. If we fail to maintain our relationships with other sponsors or sources of business opportunities, we will not be able to grow our portfolio, or will grow it at a slower rate. In addition, individuals with whom we have relationships are not obligated to provide us with business opportunities, and, therefore, there is no assurance that such relationships will generate business opportunities for us. Further, although we are dependent on such relationships to generate business opportunities, we have no control over the actions or business practices of such entities. Accordingly, we cannot guarantee that they will follow ethical business practices, such as fair wage practices and compliance with environmental, safety, and other local laws. A lack of demonstrated compliance could lead us to seek alternative relationships, which could increase our costs and result in delayed projects, delivery of components and materials, or other disruptions of our operations. Violation of labor or other laws divergence of labor or other practices from these generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and harm our business.
Our success is subject to general market and economic conditions we cannot control or predict, including but not limited to acts of terrorism or related acts of war, natural disaster, pandemics (such as COVID-19), inflation, supply chain disruptions or other catastrophic events.
Our business is affected by conditions in the financial markets and economic and political conditions throughout the world, such as interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors and the possibility of changes to regulations applicable to alternative asset managers such as GCM), trade policies, commodity prices, tariffs, currency exchange rates and controls and national and international political circumstances (including wars and other forms of conflict, civil unrest, terrorist acts, and security operations) and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and pandemics (such as COVID-19) could materially affect our business to the extent it materially affects global economies or global financial markets. These factors are outside of our control and may affect our performance and the liquidity and value of our assets, and we may not be able to or may choose not to manage our exposure to these conditions, which may result in adverse consequences for us and result in substantial losses.
A depression, recession or slowdown in the U.S. would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. Beginning in 2021, the U.S. began experiencing increased wage and price inflation, as evidenced by increases in the consumer price index. The annual rate of inflation in the U.S. reached 6.5% in December 2022, and reached 3.4% in December 2023. In response to inflationary pressure, the United States Federal Reserve (the “Federal Reserve”) and other global central banks raised interest rates in 2022 and 2023; however, we cannot predict with certainty any future action that the Federal Reserve and/or any other global central bank may take with respect to interest rates. To the extent that interest rate cuts do not occur at all or result in a lower-than-expected reduction in interest rates, the effects of inflationary pressure could continue to affect our success. The degree of any continued inflation, and length of time it continues, will be impacted by any further steps the Federal Reserve takes to combat inflationary pressures, such as by continuing to adjust interest rates. Concerns over continuing inflation, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels as well as geopolitical tension, have precipitated market volatility. Inflation or the absence of cost decreases could adversely affect us by increasing the actual or expected costs of land, raw materials, and labor, and other goods and services needed to operate our business, which in turn may raise our cost of capital and the costs of developing, constructing, and operating a project, making it more difficult to develop and operate our projects. Should cost increases occur, prospective counterparties may also choose to forego or delay signing PPAs or other agreements with us. Significant increases in actual or expected costs could negatively impact the Company’s business in a manner that could adversely affect the Company’s financial condition and results of operations.

Moreover, market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets and the current ongoing conflict between Russia, Belarus and Ukraine could have a negative impact on those countries and others in the region. Similarly, the more recent conflict between Israel and Hamas could have a negative impact on the global markets and affect the fiscal stability and growth prospects of countries in the region. In addition, facilities of third parties on which the Company relies on to obtain supplies from may be at greater risk of future terrorist activities. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
In August 2023, the U.S. Department of Commerce announced the final determinations in the circumvention inquiries of solar cells and modules from the People’s Republic of China. The Department of Commerce found that certain Chinese producers were shipping their solar products through Cambodia, Malaysia, Thailand, and/or Vietnam for minor processing in an attempt to avoid paying antidumping and countervailing duties. Additional taxes, tariffs, duties, or other assessments on renewable energy or the equipment necessary to generate or deliver it, such as antidumping and countervailing duty rates, as a result of this final determination, or further investigations and determinations, could impede the realization of our U.S. renewables strategy by resulting in, among other items, lack of a satisfactory market for the development and/or financing of our U.S. renewable energy projects, abandoning the development of certain U.S. renewable energy projects, a loss of our investments in the projects, and/or reduced project returns.
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
Subject to the Company’s board of directors’ (the “Board of Directors”) discretion, based upon management’s recommendations, and applicable legal restrictions, we authorize and declare distributions quarterly and pay distributions monthly. However, while we intend to pay these distributions to our members out of assets legally available for distribution, we cannot assure that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of the risks described herein. All distributions will be paid at the discretion of our Board of Directors, based on management’s recommendations, and will depend on our earnings, our financial condition, compliance with applicable regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure that we will pay distributions to our members in the future. In the event that we encounter delays in locating suitable business opportunities, we may pay all or a substantial portion of our distributions from borrowings and other sources, without limitation. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for investments in renewable energy and energy efficiency projects, which may affect our ability to generate future cash flows from operations and, therefore, reduce overall return. Accordingly, members who receive the payment of a dividend or other distribution from us should not assume that such dividend or other distribution is the result of a net profit earned by us.
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

We conduct our operations so that the Company, and most, if not all, of its wholly owned and majority-owned subsidiaries comply with the 40% test. We will monitor our holdings on an ongoing basis and determine compliance with this test in connection with new acquisitions. We expect most, if not all, of our wholly owned and majority-owned subsidiaries to rely on an exception from the definition of “investment company” other than the exceptions under Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which constitute most, if not all, of our assets) generally will not constitute “investment securities.” Accordingly, we believe the Company, and most, if not all, of its wholly owned and majority-owned subsidiaries. will not be considered investment companies under Section 3(a)(1)(C) of the Investment Company Act.
We are organized as a holding company and will conduct our business through our wholly owned and majority-owned subsidiaries. Accordingly, we believe that our Company will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Company’s wholly owned or majority-owned subsidiaries, the Company is primarily engaged in the non-investment company businesses of these subsidiaries; namely, the business of acquiring and financing renewable energy and energy efficiency projects.
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
Some of our majority-owned subsidiaries may also rely on the exceptions from the definition of investment company under Section 3(c)(5)(A) or (B) of the Investment Company Act, which except from the definition of investment company, respectively, (i) any person who is primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of merchandise, insurance and services; or (ii) any person who is primarily engaged in the business of making loans to manufacturers, wholesalers and retailers of, and to prospective purchasers of, specified merchandise, insurance and services. The SEC staff has issued no-action letters interpreting Section 3(c)(5)(A) and (B) and has taken the position that these exceptions are available to a company with at least 55% of its assets consisting of eligible loans and receivables of the type specified in Section 3(c)(5)(A) and (B). We believe that most of the loans that we provide to finance renewable energy and energy efficiency projects relate to the purchase price of specific equipment or the cost to engage contractors to install equipment for such projects. Accordingly, we believe that most of these loans are eligible loans that qualify for this 55% test. However, no assurance can be given that the SEC or its staff will concur with this position. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to reclassify our assets for purposes of qualifying with these exceptions. A change in the value of our assets could cause us or one or more of our wholly or majority-owned subsidiaries, including those relying on Section 3(c)(5)(A) or (B), to fall within the definition of “investment company,” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired, or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and that would be important to our investment strategy. There can be no assurance that the laws regulations governing the Investment Company Act, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exceptions, will not change in a manner that adversely affects our operations.
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
Our operations are highly dependent on our information systems and technology, and we rely heavily on them for our financial, accounting, treasury, communications, asset management and other data-processing needs. Such systems may fail to operate properly, become disabled or unavailable. In addition, such systems are from time to time subject to cyberattacks. Cybersecurity incidents and cyberattacks have been occurring globally at a higher frequency and severity. Threats are expected to continue to increase in frequency in the future according to the Cybersecurity & Infrastructure Security Agency (CISA). Our information technology systems, as well as those of other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, “phishing” attempts and other forms of social engineering, network failures, computer and telecommunication failures, infiltration by unauthorized persons or other security breaches, usage errors by their respective professionals or service providers, power outages, communications or other service outages, or catastrophic events such as fires, tornadoes, floods, hurricanes or earthquakes. Cyberattacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation-state actors, hacktivists or other outside parties. Damages or interruptions may also result from cyberattacks or security threats originating from malicious or accidental acts of insiders, such as employees, or third-party agents and consultants. There can be no absolute assurance that the measures we take will ensure the integrity of our systems and will provide protection from cyberattacks or other threats. Cyberattack techniques change frequently and are not often recognizable until after successful execution.
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
Cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, for example, the California Consumer Privacy Act that went into effect in January 2020. Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. Further, the SEC adopted its final rule on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure in July 2023, which requires public companies to disclose material cybersecurity incidents on Form 8-K and which modified Form 10-K to include specific cybersecurity risk management and governance disclosure. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our, our employees’ or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties.
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
The market for various types of climate solutions projects is emerging and rapidly evolving, leaving their future success uncertain. Similarly, various investing techniques, such as leasing land for renewable energy projects, purchasing interests in existing renewable energy projects, the use of Commercial Property Assessed Clean Energy financing and the use of taxable debt for state and local energy efficiency or sustainable infrastructure financings are emerging and the future success of these investing techniques is also uncertain. If some or all market segments or investing techniques prove unsuitable for widespread commercial deployment or if demand for such projects or techniques fail to grow sufficiently, the demand for our capital may decline or develop more slowly than we anticipate. Many factors will influence the widespread adoption and demand for such projects and investing techniques, including general and local economic conditions, commodity prices of fossil fuel energy sources, the cost and availability of energy storage, the cost-effectiveness of various projects and techniques, performance and reliability of such technologies compared to conventional power sources and technologies, and the extent of government subsidies and regulatory developments. Any changes in the markets, products, technologies, financing techniques, or the regulatory environment could adversely impact the demand or financial performance for such projects.
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
We will be required to make substantial capital expenditures to develop the projects in our growth pipeline, repower existing assets and pursue new growth opportunities.
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
If we are unable to secure funding, or if it is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan and our business, financial condition or results of operations may be adversely affected. Additionally, we may need to adjust the timing of our planned capital expenditures, project development and repower projects depending on the availability of such additional funding. Our ability to raise capital will depend on financial, economic and market conditions and other factors, many of which are beyond our control. We cannot assure you that such funding will be available on acceptable terms, or at all. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations.

Certain of our investments are subject to changes in market value and other risks, which may materially adversely affect our liquidity, financial condition and results of operations.
The Company holds certain investments where changes in the fair value affect our financial results. In some cases, there may be no observable market values for these investments, requiring fair value estimates to be based on other valuation techniques. This type of analysis requires significant judgment and the actual values realized in a sale of these investments could differ materially from those estimated. A sale of an investment below previously estimated value, or other decline in the fair value of an investment, could result in losses or the write-off of such investment, and may have a material adverse effect on our liquidity, financial condition and results of operations.
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
Our investment in a biomass facility may be negatively affected by our inability to maintain stockpiles of the products on which such facility operate and/or to source the necessary personnel to operate such facility.
The production of biomass facilities can be significantly affected by the supply of and demand for specific products and services, especially biomass such as corn, wood chips or soybean oil, the supply and demand for energy commodities, the price of capital expenditures, government regulation, world and regional events and economic conditions. Generally, we will need to maintain a sufficient stockpile of the specific products on which biomass facilities operate. Our investment in such facility may be negatively affected by any such supply and/or demand shortages.
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
Our investment management business is highly regulated and failure to comply with the various rules and regulations of the jurisdictions in which we operate could have adverse effects.
We have a growing investment management business which is subject to risks. This business is extensively regulated by governmental agencies and other self-regulatory organizations in the U.S. and the foreign jurisdictions in which we operate. Any failure to comply with the various rules and regulations of these jurisdictions could result in liability or other risks, including the inability to carry on activities related to this line of our business, incurring additional expenses as a result of increased regulatory oversight, examinations relating to, among other things, antitrust law, anti-money laundering laws, anti-bribery laws, laws relating to foreign officials, tax laws and privacy laws and fines if we or GCM are deemed to have violated any regulations, and a decrease in profitability as a result of costs of complying with these regulatory matter and/or responding to any regulatory inquiries. Termination of advisory agreements with respect to GCM’s existing or future managed funds could also result in lost revenue for the Company and significant reputational damage impacting GCM’s ability to provide advisory services to other alternative investment funds. Any of these risks could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Debt Financing and Lending
We may need to incur financial leverage to be able to achieve our investment objectives. We cannot guarantee the availability of such financings.
To achieve our investment objectives, we may be required to utilize financial leverage. We may borrow money to make investments, for working capital, and to make distributions to our members. We are subject to the risk that we are unable to obtain financing at all or on commercial terms that are acceptable to us. Moreover, if we are able to obtain financing, we will be subject to the risk that our cash flow will not be sufficient to cover the required debt service payments and other risks associated with complying with required financial covenants. Our failure to comply with our obligations under these debt financings from time to time, may result in an event of default. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we may not have sufficient funds available to pay the accelerated indebtedness or the ability to refinance the accelerated indebtedness on terms favorable to us or at all. To the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale, at significantly depressed prices in some cases due to market conditions or otherwise, to satisfy the obligations. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our members.

As described below under Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources within this Annual Report, we were not in compliance with the debt service coverage ratio (as defined in the credit agreement) for the credit agreement related to GREC Entity HoldCo as of and for the fiscal quarter ended December 31, 2023. A default under the credit agreement permits the administrative agent, among other things, to declare all or any part of the outstanding principal amount of the loans under the credit agreement and related interest immediately due and payable. We are working in good faith with the lenders to secure a waiver of default. While we expect to receive a waiver of default, there is no guarantee that we will receive such waiver.
If we borrow money, the potential for gain or loss on the amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our members, and result in losses.
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
To the extent we borrow to finance our investments, we will be subject to financial market risks, including changes in interest rates. In response to inflationary pressure, the Federal Reserve and other global central banks raised interest rates in 2022 and 2023; however, we cannot predict with certainty any future action that the Federal Reserve and/or any other global central bank may take with respect to interest rates. An increase in interest rates, or the continuation of high interest rates, would make it more expensive to use debt for our financing needs. When we borrow, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we employ those funds. As a result, we can offer no assurance that a meaningful change in market interest rates will not have a material adverse effect on our net income. In periods of rising interest rates when we have debt outstanding, our cost of funds may increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques to limit our exposure to interest rate fluctuations. These techniques may include borrowing at fixed rates or various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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
We are exposed to risks associated with the creditworthiness and performance of their customers, hedging counterparties and vendors under contracts for the supply of equipment, materials and other goods and services required for our business operations and for the construction and operation of, and for capital improvements to, our facilities. Adverse conditions in the energy industry or the general economy, as well as circumstances of individual customers, hedging counterparties and vendors, may adversely affect the ability of some customers, hedging counterparties and vendors to perform as required under their contracts with us.
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
The shares offered by us are illiquid assets for which there is not expected to be any secondary market, nor is it expected that any will develop in the future. Investors' ability to transfer shares is limited. Pursuant to the Fifth Operating Agreement, we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a member. Moreover, our Board of Directors approved the suspension of our SRP effective September 23, 2023, except for repurchase requests made in connection with the death, disability or determination of incompetence of a shareholder. As a result of the suspension of the SRP, the Company will not accept or otherwise process any additional repurchase requests (except as noted above) until such time, if any, as the Board of Directors affirmatively authorizes the recommencement of the SRP. However, the Company can make no assurances as to whether this will happen, or the timing or terms of any recommencement. Even if recommenced, the SRP should not be relied on as a method to sell shares promptly, because the SRP includes numerous restrictions that limit investors' ability to sell their shares to us, and we may further amend, suspend or terminate the SRP at any time without advance notice. In particular, the SRP provides that we may make repurchase offers only to members that have held their shares for a minimum of one year, which one-year holding period will be waived in the event of the departure of certain of our key personnel. The SRP limits repurchases (i) during any 12-month period, to 20% of our weighted average number of outstanding shares; and (ii) during any fiscal quarter, to 5.00% of the weighted average number of shares outstanding in the prior four fiscal quarters.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Program
As an energy transition, renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficient projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through GCM investment management services to funds within the sustainable infrastructure and renewable energy industry, cybersecurity risk management is an integral part of our overall enterprise risk management program.

A robust cybersecurity program to protect our assets from cyber and information security threats is critical to managing risk effectively. Our cybersecurity program is designed to align with internationally recognized information security standards and best practices. Our multi-layered data protection and information security programs and practices are designed to ensure the safety, security and responsible use of the information and data our stakeholders entrust to us. The approach blends defense-in-depth and zero-trust principles. Our cybersecurity program is periodically informed and assessed by third-party assessments and advice regarding best practices from consultants, business partners and advisors and incorporates benchmarking and other data from peer companies. We have processes for evaluating (among other things) the data protection and information security infrastructure of our third-party providers (including examining any relevant records such as service organization controls reports), and we seek to manage third-party risk with procedures to onboard our third-party providers, monitor their activity during our engagement (where possible) and off-board such third-party service providers at the end of our engagement.
We have implemented and maintain various measures to mitigate information security challenges, including maintaining an information security program, an enterprise resilience program, a business continuity program and cyber insurance coverage, as well as regularly testing our systems to discover and address any potential vulnerabilities. The Company also conducts periodic cybersecurity awareness training for employees and provides cybersecurity updates to its employees during regularly scheduled meetings. These updates are designed to educate employees and to raise awareness of cybersecurity threats to reduce vulnerability as well as to encourage consideration of cybersecurity risks.
We monitor and respond to a range of cyber threats, including threats and incidents associated with the use of services provided by third-party providers. We utilize automation and artificial intelligence enabled tools to address threats. Our cybersecurity framework for handling cybersecurity threats and incidents includes steps for identifying the nature of a cybersecurity threat, assessing the severity of the threat (including advancing to key members of management where appropriate for determination of potential materiality) and implementing cybersecurity processes and procedures to address the threat.
Despite our efforts to identify and respond to cybersecurity threats, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. Refer to Part I —Item 1A. Risk Factors in this Annual Report, including “Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations,” for additional discussion about cybersecurity-related risks.
Governance
Our Board of Directors and certain members of our senior management team have specific oversight responsibilities with respect to cybersecurity risk.
Board of Directors and Committee Oversight
Our Board of Directors is responsible for understanding the issues and risks that are central to our business, including cybersecurity matters. In general, our Board of Directors and senior management team coordinate to oversee our guidelines and policies with respect to risk assessment and risk management and the Audit Committee of our Board of Directors (the “Audit Committee”) discusses our financial and operational risk exposures, and the steps management has taken to monitor and control such exposures. In this context, the Audit Committee would be informed of a material cybersecurity incident that could impact our financial statements.
Senior Management’s Role in Managing Risk
We have a leadership group consisting of certain members of our senior management team that is responsible for assessing and managing risk and implementing policies, procedures and strategies pertaining to security governance and data privacy, that is led and informed by our VP of Technology who develops and oversees the programs, policies and controls we have implemented across the organization to reduce and prevent logical and physical risks, including information security and cyber risks to our people, intellectual property, data and tangible property. Our VP of Technology has over 20 years of relevant experience in roles such systems controls, audit, governance, software development/design, systems implementation, IT infrastructure operations, cybersecurity, and overall management of the technology function. Most of that experience has been in the energy and financial services sector. The Company has also engaged a third-party IT expert to assist the Company’s in-house IT function in managing cybersecurity risks and evaluating, monitoring, and testing the Company’s cybersecurity program.
How Senior Management is Informed of and Monitors Incidents

Certain members of our senior management team are responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risks are monitored, implementing appropriate mitigation measures and maintaining our cybersecurity program. Our cybersecurity program is under the direction of our VP of Technology (in coordination with certain members of our senior management team), who receives reports from our information technology team and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. Certain members of our senior management team are notified as appropriate when the information technology team identifies an emerging risk or material issue.
Reporting to our Board of Directors
Given the importance of information security and privacy to our stakeholders, our Board of Directors receives an annual presentation from our senior management team discussing our program for managing information security risks, including cyber and data security risks. Our senior management team receives regular reports on our cybersecurity readiness, our risk profile status, our cybersecurity program, material cybersecurity risks and mitigation strategies, third-party assessments of our cybersecurity program and other cybersecurity developments. Our senior management team reports to the Board of Directors and the Audit Committee on such topics, as needed, and at regularly scheduled meetings of the Board of Directors and Audit Committee as part of the business, legal and regulatory update portions of such meetings.
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
The MSV for each class of the Company’s shares, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A	P-I	P-S	P-T	P-D	EO
1-Dec-21	2-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859	$—
3-Jan-22	31-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859	$—
1-Feb-22	28-Feb-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Mar-22	31-Mar-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Apr-22	1-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
2-May-22	31-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Jun-22	30-Jun-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Jul-22	31-Jul-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Aug-22	30-Aug-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
31-Aug-22	2-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003	$—
3-Oct-22	31-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003	$—
1-Nov-22	30-Nov-22	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
1-Dec-22	1-Jan-23	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
2-Jan-23	31-Jan-23	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
1-Feb-23	28-Feb-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
1-Mar-23	2-Apr-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
3-Apr-23	30-Apr-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
1-May-23	31-May-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$—
1-Jun-23	2-Jul-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$—
3-Jul-23	31-Jul-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$8.835
1-Aug-23	31-Aug-23	$8.260	$8.154	$8.264	$8.582	$8.761	$8.808	$8.805	$8.776	$8.835
1-Sept-23	1-Oct-23	$8.260	$8.154	$8.264	$8.582	$8.761	$8.808	$8.805	$8.776	$8.835
2-Oct-23	30-Oct-23	$8.260	$8.154	$8.264	$8.582	$8.761	$8.808	$8.805	$8.776	$8.835
31-Oct-23	30-Nov-23	$7.753	$7.658	$7.759	$8.075	$8.247	$8.289	$8.287	$8.261	$8.247
1-Dec-23	1-Jan-24	$7.753	$7.658	$7.759	$8.075	$8.247	$8.289	$8.287	$8.261	$8.247
2-Jan-24	31-Jan-24	$7.753	$7.658	$7.759	$8.075	$8.247	$8.289	$8.287	$8.261	$8.247
1-Feb-24	29-Feb-24	$7.788	$7.714	$7.792	$8.105	$8.274	$8.341	$8.350	$8.286	$8.274
1-Mar-24	Current	$7.788	$7.714	$7.792	$8.105	$8.274	$8.341	$8.350	$8.286	$8.274
Refer to Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Net Asset Value and Monthly Share Value for further discussion.
Holders
As of December 31, 2023, the Company had approximately 10,500 holders of its common shares. Such information was obtained from the Company’s transfer agent.
Distributions
The Company intends to make regular monthly distributions to holders of its common shares. Any distributions the Company makes will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, compliance with applicable regulations and such other factors as the Board of Directors may deem relevant from time to time. These results and the Company’s ability to pay distributions will be affected by various factors, including its net income, operating expenses and any other expenditures. See Part I — Item 1A. Risk Factors, and Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report, for information regarding the sources of funds used for distributions and for a discussion of factors, if any, which may adversely affect the Company's ability to pay distributions.

The following table reflects the distributions declared during the year ended December 31, 2023:

(in thousands)
Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2023	$7,386	$1,975	$9,361
March 1, 2023	6,679	1,777	8,456
March 31, 2023	7,420	1,942	9,362
May 1, 2023	7,114	1,888	9,002
June 1, 2023	7,373	1,934	9,307
July 3, 2023	7,145	1,871	9,016
August 1, 2023	7,232	1,926	9,158
September 1, 2023	7,226	1,935	9,161
October 2, 2023	7,003	1,872	8,875
November 2, 2023	7,352	1,841	9,193
December 1, 2023	7,964	1,746	9,710
January 2, 2024	7,606	1,786	9,392
Total	$87,500	$22,493	$109,993
The following table reflects the distributions declared during the year ended December 31, 2022:

(in thousands)
Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2022	$6,216	$1,856	$8,072
March 1, 2022	5,712	1,720	7,432
April 1, 2022	6,497	1,975	8,472
May 2, 2022	6,291	1,935	8,226
June 1, 2022	6,954	2,020	8,974
July 1, 2022	7,345	1,890	9,235
August 1, 2022	7,570	1,955	9,525
September 1, 2022	7,565	1,973	9,538
October 3, 2022	7,313	1,923	9,236
November 1, 2022	7,507	1,987	9,494
December 1, 2022	7,271	1,930	9,201
January 3, 2023	7,703	1,968	9,671
Total	$83,944	$23,132	$107,076
All distributions paid for the year ended December 31, 2023 are expected to be reported as a return of capital to members for tax reporting purposes, and all distributions paid for the year ended December 31, 2022 were reported as a return of capital to members for tax purposes.
Performance Graph
Not applicable.

Sales of Unregistered Securities
Through the Company’s DRP, shareholders of all share classes may elect to purchase additional shares with distributions from the Company rather than receiving cash distributions. For the three months ended December 31, 2023, the Company issued 9.5 thousand Class P-A shares for net proceeds of $0.1 million, 0.3 million Class P-I shares for net proceeds of $2.4 million, 0.4 thousand Class P-D shares for net proceeds of $3.0 thousand, 0.2 million Class P-S shares for net proceeds of $1.3 million and 1.7 thousand Class P-T shares for net proceeds of $14.0 thousand under the DRP. For the three months ended December 31, 2022, the Company issued 8.3 thousand Class P-A shares for net proceeds of $0.1 million, 0.3 million Class P-I shares for net proceeds of $2.7 million, 0.3 thousand Class P-D shares for net proceeds of $3.0 thousand, 0.2 million Class P-S shares for net proceeds of $1.5 million, and 1.5 thousand Class P-T shares for net proceeds of $13.0 thousand, under the DRP. These issuances were made in reliance upon the applicable exemption from registration under Section 4(a)(2) of the Securities Act. No dealer manager fees, selling commissions or other sales charges were paid with respect to shares issued pursuant to the DRIP except for distribution fees on Class P-S and Class P-T Shares.
During the year ended December 31, 2022, we sold in a private offering 11.3 million Class P-I shares for net proceeds of approximately $101.0 million and 0.7 million Class P-S shares for net proceeds of approximately $6.4 million. In addition, in connection with the Acquisition, Group LLC received consideration of 24.4 million Class P-I shares, which were valued at $8.81 per Class P-I share, or an aggregate value of approximately $214.9 million, net of deal related fees and expenses, and 13.1 million Earnout Shares. We conducted the private offering pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act. The issuance of the Class P-I shares and the Earnout Shares to Group LLC in connection with the Acquisition was made in reliance upon the applicable exemption from registration under Section 4(a)(2) of the Securities Act. There were no selling commissions or placement agent fees for the sale of Class P-I shares and Class P-S shares in the private offering.
Issuer Purchases of Equity Securities
The Company, through approval by its Board of Directors, adopted the SRP, pursuant to which the Company would conduct quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the Company at a price equal to the then current monthly share value for that class of shares.
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
For the three months ended December 31, 2023, and in connection with the death, disability or determination of incompetence of a shareholder, the Company repurchased 34.0 thousand Class A shares, nil Class C shares, 3.0 thousand Class I shares, nil Class P-A shares, 9.0 thousand Class P-I shares, nil Class P-D shares and 8.0 thousand Class P-S shares at a total purchase price of $0.2 million, nil, $27.6 thousand, nil, $0.1 million, nil and $77.8 thousand, respectively, pursuant to the SRP. For the three months ended December 31, 2022, the Company repurchased 0.4 million Class A shares, 18.4 thousand Class C shares, 0.1 million Class I shares, 1.2 thousand Class P-A shares, 3.0 million Class P-I shares and 0.2 million Class P-S shares at a total purchase price of $3.7 million, $0.2 million, $0.6 million, $10.0 thousand, $26.2 million and $1.5 million, respectively, pursuant to the SRP.
The table below provides information concerning the Company’s repurchase of shares during the three months ended December 31, 2023 and 2022, pursuant to the SRP.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Repurchase Shares Offered
October 1 to December 31, 2023	54,000	$7.67	54,000	9,820,630(1)

October 1 to December 31, 2022	3,688,500	$8.73	3,688,500	9,409,681
(1)On September 23, 2023, the Board of Directors approved the suspension of the SRP effective immediately, except for repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder.
The SRP limits repurchases (i) during any 12-month period, to 20% of our weighted average number of outstanding shares; and (ii) during any fiscal quarter, to 5.00% of the weighted average number of shares outstanding in the prior four fiscal quarters.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this Annual Report for the year ended December 31, 2023. The use of “we”, “us”, “our” and the “Company” refer, collectively to the Greenbacker Renewable Energy Company LLC and its subsidiaries, unless otherwise expressly stated or context otherwise requires. This Annual Report does not constitute an offer of any of the Company’s managed funds described herein.
Overview
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through GCM investment management services to funds within the sustainable infrastructure and renewable energy industry. As of December 31, 2023, the Company’s fleet comprised 435 renewable energy projects with an aggregate power production capacity of approximately 3.3 GW, which includes operating capacity of approximately 1.5 GW and pre-operational capacity of approximately 1.8 GW. As of December 31, 2023, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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
As of December 31, 2023, the Company provides, through GCM, investment management services to four investment entities – GROZ, GDEV I, GDEV II and GREC II.
See Part I — Item 1. Business for a further discussion of our business.
Presentation of Key Factors Impacting Our Operating Results and Financial Condition
The results of our operations are affected by a number of factors and will primarily depend on, among other things: the supply of renewable energy assets in the marketplace; the revenues we receive from renewable energy and energy efficiency projects and businesses; the market price of electricity; the availability of government incentives; local, regional and national economies; general market conditions; and the amount of our assets that are operating versus those that are pre-operating because they are currently under construction and the cost to construct such assets. Additionally, our operations are impacted by interest rates and the cost of financing provided by other financial market participants. Many of the factors that affect our operating results are beyond our control. The results of our operations are further affected by the growth of GCM’s investment management platform and the related generation of management fee and incentive fee revenue. Additionally, our results of operations will be impacted by our ability to achieve synergies and economies of scale expected from the Acquisition.

General Market Risks
Our business and the success of our strategies are affected by global and national economic, political and market conditions generally and also by the local economic conditions where its assets are located. Certain external events such as public health crises (such as COVID-19), natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, and the more recent conflict between Israel and Hamas, have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns. In response to inflationary pressure, the Federal Reserve and other global central banks had raised interest rates in 2022 and 2023; however, we cannot predict with certainty any future action that the Federal Reserve and/or any other global central bank may take with respect to interest rates. The full impact of such external events on the financial and credit markets and consequently on the Company’s future financial conditions and results of operations is uncertain and cannot be fully predicted. We will continue to monitor these events and will adjust our operations as necessary.
Size of Fleet
The size of our fleet of operating renewable energy projects is a key revenue driver. Generally, as the size of our operating fleet grows, the amount of revenue we receive will increase. In addition, our fleet of renewable energy projects may grow at an uneven pace as opportunities to make investments in our target assets may be irregularly timed, and the timing and extent of our success in acquiring such assets cannot be predicted.
Credit Risk
We expect to encounter credit risk relating to: (1) counterparties to the electricity sales agreements (including power purchase agreements) for our projects, (2) counterparties responsible for project construction and equipment supply, (3) companies in which we may invest, and (4) any potential debt financing we or our projects may obtain. When we are able to do so, we seek to mitigate credit risk by entering into contracts with high-quality counterparties. However, it is still possible that these counterparties may be unable to fulfill their contractual obligations to us.
If counterparties to the electricity sales agreements for our projects or the companies in which we invest are unable to make payments to us when due, or at all, our financial condition and results of operations could be materially adversely affected. While we seek to mitigate construction related credit risk by entering into contracts with high-quality EPCs with appropriate bonding and insurance capacity, if EPCs to the construction agreements for our projects are unable to fulfill their contractual obligations to us, our financial condition and results of operation could be materially adversely affected.
Pre-Operational Assets
The amount of pre-operational renewable energy projects in our IPP business is a significant factor in our future revenue streams. For pre-operational assets the Company has previously acquired, we must finalize construction and reach commercial operations before revenue is generated. We believe these assets, once operational, will generate significant operating revenues and cash flow for our business.
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
Generally, our projects benefit from take-or-pay agreements with terms structured to take 100% of the power output. We believe the take-or-pay nature of our contracts is a significant factor in managing our exposure to the daily volatility of the electricity market prices. On average, the contracts in our existing operating portfolio have an approximate remaining life of 18 years.
Changes in Market Interest Rates
To the extent that we use debt financing with both hedged and unhedged floating interest rates, or in the case of any refinancing, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our debt investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease and the value of our debt investments to increase.

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
General and Administrative Expenses
Following the completion of the Acquisition, our general and administrative expenses primarily consist of direct employee compensation costs. In addition, our general and administrative expenses include certain professional fees, consulting, and other general and administrative expenses not previously incurred based upon our externally managed structure. Given our current team and structure, we expect that as our portfolio grows, we will experience reduced increases in general and administrative expenses in the next few years, such that those expenses will grow at a slower rate than the overall portfolio and corresponding revenues.
Key Factors Affecting the Comparability of our Results of Operations
As a result of the Acquisition and other steps taken by the Company to transition the focus of the Company’s business from being an investor in clean energy projects to a diversified independent power producer coupled with an investment management business, the Company was required to transition the basis of its accounting. Since inception, the Company's historical financial statements had been prepared using the investment company basis of accounting in accordance with ASC 946. ASC 946, or Investment Basis, required that if there is a subsequent change in the purpose and design of an entity, the entity should reevaluate its status as an investment company. Based on the above noted changes, management determined the Company no longer exhibited the fundamental characteristics of and no longer qualified as an investment company as defined in ASC 946. As a result, the Company was required to discontinue the application of ASC 946 and, in connection therewith, began applying other non-investment company U.S. GAAP prospectively beginning May 19, 2022 (the closing of the Acquisition).
As the change in status occurred during the Company’s second fiscal quarter of 2022, the results of operations as included in this Annual Report have been presented as they would be for an investment company under ASC 946 for all historical periods presented through May 18, 2022, and presented as they would be under the Non-Investment Basis, for the time period as of and subsequent to May 19, 2022, the effective date of the change in status. Given that the financial statements prior to and subsequent to the change in status are not comparable, the Company presents separate Consolidated Financial Statements, including footnotes as applicable, for the time periods prior to and as of and subsequent to May 19, 2022.
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

Impact of Transition to Non-Investment Basis
As noted above, for periods prior to the completion of the Acquisition, our assets are reflected on our Consolidated Statements of Assets and Liabilities at fair value as opposed to historical cost. In addition, our Consolidated Statements of Operations do not reflect revenues and other income or operating and other expenses from these assets. Instead, these Consolidated Statements of Operations reflect the change in fair value of our assets, whether realized or unrealized. Income from our assets consists of distributions from the entities when received, or expected to be received, to the extent distributed from the estimated taxable earnings and profits of the underlying asset-owning vehicle and as a return of capital to the extent not in excess of estimated taxable earnings and profits. Because the majority of our assets consist of equity investments in entities established to own and operate our renewable energy projects, the majority of the revenue we generate is presented in the form of dividend income. Dividend income is not equivalent to the gross revenue produced at the project level, but is instead the amount of free cash that is distributed from the project entities to us from time to time after paying for all project-level expenses, remitting principal payments not funded by us, and complying with any specific project-level debt and tax equity covenants. Thus, the presentation of investment income in our historical financial statements differs from the traditional presentation shown in the financial statements of entities not prepared in accordance with ASC 946 and, most notably, is not equivalent to revenue as presented in financial statements not prepared in accordance with ASC 946.
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
The Company also has, by acquiring GCM, an active third-party investment management business which is currently managing four funds. This resulted in the Company recording management fee revenue as of the effective date of the Acquisition, which is expected to continue to grow in future periods.

Year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022
A discussion of the results of operations for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022 is included below.

(dollars in thousands)	For the year ended December 31, 2023				For the period from May 19, 2022 through December 31, 2022
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$159,301	$—	$—	$159,301	$101,596	$—	$—	$101,596
Investment Management revenue	—	13,490	—	13,490	—	1,919	—	1,919
Other revenue	8,434	—	—	8,434	7,506	—	—	7,506
Operating revenue	$167,735	$13,490	$—	$181,225	$109,102	$1,919	$—	$111,021
Contract amortization, net	(8,060)	—	—	(8,060)	(10,529)	—	—	(10,529)
Total revenue	$159,675	$13,490	$—	$173,165	$98,573	$1,919	$—	$100,492

Operating expenses
Direct operating costs	$91,911	$13,675	$—	$105,586	$48,714	$7,175	$—	$55,889
General and administrative	13,992	3,680	42,342	60,014	6,769	3,224	35,449	45,442
Depreciation, amortization and accretion	116,506	1	9,236	125,743	32,464	—	6,685	39,149
Impairment of long-lived assets	59,294	—	—	59,294	—	—	—	—
Total operating expenses	$281,703	$17,356	$51,578	$350,637	$87,947	$10,399	$42,134	$140,480

Operating (loss) income	$(122,028)	$(3,866)	$(51,578)	$(177,472)	$10,626	$(8,480)	$(42,134)	$(39,988)
Operating (loss) income margin(1)	(76)%	(29)%	N/A	(102)%	11%	NM	N/A	(40)%

Adjusted EBITDA	$62,180	$(2,674)	$(27,754)	$31,752	$53,627	$(8,480)	$(18,767)	$26,380
Adjusted EBITDA margin(2)(3)	37%	(20)%	N/A	18%	49%	NM	N/A	24%
(1)Operating (loss) income margin is calculated by dividing operating (loss) income by total revenue.
(2)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by operating revenue.
(3)The Company’s CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vii) impairment of long-lived assets; (viii) share-based compensation; (ix) other non-recurring costs that are unrelated to the continuing operations of the Company’s segments; and (x) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments. See later in this Item 2 for a reconciliation of total Segment Adjusted EBITDA to net loss. See also Part II – Item 8 – Note 21. Segment Reporting, in the Notes to the Consolidated Financial Statements prepared under the Non-Investment Basis for more information regarding our segment determination.
Independent Power Producer
Energy Revenue
For the year ended December 31, 2023, the Company generated $159.3 million of Energy revenue, which includes $134.6 million of PPA revenue and is driven by the underlying electricity production from our operating renewable energy projects. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type. Specifically, the Company’s operating solar and wind fleets generated $74.1 million and $53.9 million, respectively. The remaining PPA revenue generated during the period ended December 31, 2023 was from our biomass and battery storage assets. PPA revenue generated by the Company’s wind fleet was partially impacted due to the Company engaging in three wind repower projects where the existing assets were strategically taken offline in order to repower them with new equipment including erecting taller, more efficient wind turbines to increase productivity.
For the year ended December 31, 2023, the Company recorded $20.8 million in REC and other incentive revenue, primarily from our operating solar fleet, which is included in Energy revenue in the table above and on the Consolidated Statements of Operations.

During the year ended December 31, 2023, the Company recorded a net non-cash amortization expense of $8.1 million driven by favorable PPA and REC contract intangible assets, net of the impact of out-of-market contracts, which is reflected as a reduction to total IPP revenue in the table above and on the Consolidated Statements of Operations.
For the period from May 19, 2022 through December 31, 2022, the Company generated $101.6 million of Energy revenue, which includes $83.6 million of PPA revenue and is driven by the underlying electricity production from our operating renewable energy projects. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type. For the period from May 19, 2022 through December 31, 2022, the Company’s operating solar and wind fleets generated $39.6 million and $39.2 million, respectively, in PPA revenue. The remaining PPA revenue generated during the period from May 19, 2022 through December 31, 2022 was from our biomass and battery storage assets.
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
The Company’s operating solar fleet as of December 31, 2023 includes 324 operating assets comprising 1,124 MW of capacity, an increase of 39 operating assets and 289 MW capacity compared to the prior year end. In addition, total production was 1,473,384 MWh for the year ended December 31, 2023, an increase of 406,270 MWh compared to the prior year end. The increase is primarily due to under-construction projects entering commercial operation.
The Company’s operating wind fleet includes 16 operating assets comprising 389 MW of capacity, which is the same number of assets and an increase of 3 MW of capacity compared to the prior year end. In addition, total production was 978,236 MWh for the year ended December 31, 2023, a decrease of 220,000 MWh compared to the prior year end. This decrease in total production was primarily due to the Company engaging in three wind repower projects where the existing assets will be retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase production.
The table below provides summary statistics on the IPP fleet for the years ended December 31, 2023 and 2022.

Portfolio Metrics	December 31, 2023	December 31, 2022	Change	Change as %
Power-production capacity of operating fleet at end of period	1.5 GW	1.2 GW	0.3 GW	24%
Power-generating capacity of pre-operational fleet at end of period	1.8 GW	1.9 GW	(0.1) GW	(7)%
Total power-generating capacity of fleet at end of period	3.3 GW	3.1 GW	0.2 GW	5%
YTD total energy produced at end of period (MWh)	2,509,500	2,355,735	153,765	7%
Total number of fleet assets at end of period	435	456	(21)	(5)%
Other Revenue - IPP
For the year ended December 31, 2023, the Company generated $8.4 million of Other revenue from the IPP segment. Total Other revenue was driven by dividends declared on equity method investments, primarily driven by Aurora Solar, and interest income generated from the Company’s secured loans to developers of renewable energy projects.
For the period from May 19, 2022 through December 31, 2022, the Company generated $7.5 million of Other revenue from the IPP segment. Total Other revenue was driven by dividends declared on equity method investments, primarily driven by Aurora Solar, and interest income generated from the Company’s secured loans to developers of renewable energy projects.

Direct Operating Costs - IPP

(in thousands)	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Operations and maintenance	$44,360	$25,286
Property taxes, insurance and site lease	27,282	13,605
Salaries and benefits, professional fees and other	20,269	9,823
Direct operating costs - IPP	$91,911	$48,714
Direct operating costs for the IPP segment was $91.9 million and $48.7 million for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, respectively. This includes $71.6 million and $38.9 million of direct costs incurred at the project level as well as $20.3 million and $9.8 million of salary and compensation related expenses as well as professional and other costs directly attributable to the revenue generating activities of IPP for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, respectively.
General and administrative
General and administrative expenses related to the IPP segment were $14.0 million and $6.8 million for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, respectively. These expenses are the indirect costs allocable to IPP and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IPP segment.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense was $116.5 million for the IPP segment for the year ended December 31, 2023. This expense includes $62.0 million of depreciation expense on the property, plant and equipment associated with IPP. Additionally, in 2023, the Company engaged in three wind repower projects where the existing assets will be retrofit/replaced with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Depreciation of such fixed assets replaced was accelerated between the mobilization milestone date in the related EPC contract and the date of taking such assets offline. Accelerated depreciation related to these three projects resulted in $51.9 million of additional depreciation during the year ended December 31, 2023. The remaining amount of the expense for the IPP segment related to accretion expense.
Depreciation, amortization and accretion expense was $32.5 million for the IPP segment for the period from May 19, 2022 through December 31, 2022. This expense includes $31.6 million of depreciation expense on the property, plant and equipment associated with IPP.
Impairment of long-lived assets
Impairment of long-lived assets expense from the IPP segment was $59.3 million for the year ended December 31, 2023. As discussed in Part II — Item 8 — Note 8. Property, Plant and Equipment, the Company determined that there was an impairment of an intangible asset contract, and as such, recorded a charge of $59.3 million associated with a certain renewable energy asset, of which $7.3 million was associated with the plant and equipment asset, and the remainder of which was associated with the favorable PPA contract. The Company did not record any impairment for the period from May 19, 2022 through December 31, 2022.
Investment Management
Revenue
Revenue from the IM segment was $13.5 million for the year ended December 31, 2023 and was generated from the managed funds discussed previously. IM revenue was driven by management fees, administrative fees and performance participation fees. During the year ended December 31, 2023, the Company earned management fees of $2.4 million and $2.0 million from GDEV I and GDEV II, respectively. In addition, total revenue related to GREC II was $9.1 million for the year ended December 31, 2023, which consists of $3.9 million in revenue related to GREC II management fees, $1.7 million in performance-based incentive fees and $3.5 million in administrative fee revenue for administrative services performed by Greenbacker Administration for GREC II.

Revenue from the IM segment was $1.9 million for the period from May 19, 2022 through December 31, 2022 and was generated from the GROZ and GDEV B funds discussed previously. As a result of the Company consolidating GDEV, additional management fee revenue of $0.9 million earned under the advisory agreement with GDEV was considered intercompany revenue and was therefore eliminated in consolidation for the period from May 19, 2022 through December 31, 2022. During the period from May 19, 2022 through December 31, 2022, the Company earned $0.9 million of performance-based incentive fees related to GREC II.
Direct Operating Costs – IM
Direct operating costs for the IM segment were $13.7 million and $7.2 million for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, respectively. Direct operating costs primarily consisted of the salary and compensation-related expenses for GCM’s professionals who raise capital and then invest it in renewable energy projects for the managed funds. Such expenses also include marketing, other investor relations and legal costs associated with the IM segment.
General and administrative
General and administrative expenses related to the IM segment were $3.7 million and $3.2 million for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, respectively. These expenses represent the indirect costs allocable to the IM segment and include primarily salary and compensation-related expenses, professional service fees and other costs associated with the Company’s overhead functions supporting such third-party funds. This primarily represents finance and accounting, information technology, human resources, legal and other functions providing indirect support to the IM segment.
Corporate
General and administrative expenses allocated to Corporate were $42.3 million for the year ended December 31, 2023. This included overhead costs not directly allocable to the Company’s two segments.
General and administrative expenses for Corporate were $35.4 million for the period from May 19, 2022 through December 31, 2022. This included overhead costs not directly allocable to the Company’s two segments as well as professional and legal fees associated with the Acquisition.
Depreciation, amortization and accretion expenses were $9.2 million and $6.7 million for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, respectively, which primarily relate to amortization expense on finite-lived intangible assets.
Non-operating income and expense
During the year ended December 31, 2023, the Company recorded $40.5 million of net interest expense which primarily consists of interest expense associated with outstanding debt. Refer to “Liquidity and Capital Resources” below for additional discussion. The Company recorded a net unrealized gain of $0.9 million on investments driven by the Company’s investments in Aurora Solar and GDEV I, offset by an unrealized loss on the Company’s investment in OYA. Additionally, the Company recorded an unrealized gain on interest rate swaps of $17.8 million related to designated and not-designated interest rate swaps. The impact of other non-operating income and expense for the year ended December 31, 2023 was not material.
During the period from May 19, 2022 through December 31, 2022, the Company recorded $15.9 million of interest expense associated with outstanding debt. Refer to “Liquidity and Capital Resources” below for additional discussion. Additionally, the Company recorded a realized loss on interest rate swaps of $1.3 million. The impact of other non-operating income and expense for the period from May 19, 2022 through December 31, 2022 was not material.

Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

(in thousands)	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$62,180	$53,627
IM Adjusted EBITDA	(2,674)	(8,480)
Total Segment Adjusted EBITDA	59,506	45,147

Reconciliation:
Total Segment Adjusted EBITDA	$59,506	$45,147
Unallocated corporate expenses	(27,754)	(18,767)
Total Adjusted EBITDA	31,752	26,380

Less:
Share-based compensation expense	11,248	6,903
Change in fair value of contingent consideration	(603)	2,100
Non-recurring professional services and legal fees	3,388	7,593
Non-recurring salaries and personnel related expenses	1,250	—
Depreciation, amortization and accretion(1)	134,647	49,772
Impairment of long-lived assets	59,294	—
Operating loss	$(177,472)	$(39,988)

Interest expense, net	(40,519)	(15,889)
Realized gain (loss) on interest rate swaps, net	2,428	(1,322)
Unrealized gain (loss) on interest rate swaps, net	17,763	(249)
Unrealized gain on investments, net	932	398
Other expense, net	(267)	(108)
Net loss before income taxes	(197,135)	(57,158)

Benefit from (provision for) income taxes	21,548	(3,005)
Net loss	(175,587)	(60,163)

Less: Net loss attributable to noncontrolling interests	(96,935)	(59,439)
Less: Net income attributable to redeemable noncontrolling interests	819	—
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(79,471)	$(724)
(1)Includes contract amortization, net in the amount of $8.1 million and $10.5 million for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, respectively, which is included in Contract amortization, net on the Consolidated Statements of Operations.

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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that the Company uses as a performance measure as well as for internal planning purposes. We believe that Adjusted EBITDA is useful to management and investors in providing a measure of core financial performance adjusted to allow for comparisons of results of operations across reporting periods on a consistent basis as it includes adjustments relating to items that are not indicative on the ongoing operating performance of the business.
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

The following table reconciles Net loss attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA:

(in thousands)	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(79,471)	$(724)
Add back or deduct the following:
Net loss attributable to noncontrolling interests	(96,935)	(59,439)
Net income attributable to redeemable noncontrolling interests	819	—
(Benefit from) provision for income taxes	(21,548)	3,005
Interest expense, net	40,519	15,889
Realized (gain) loss on interest rate swaps, net	(2,428)	1,322
Unrealized (gain) loss on interest rate swaps, net	(17,763)	249
Unrealized (gain) on investments, net	(932)	(398)
Other expense, net	267	108
Depreciation, amortization and accretion(1)	134,647	49,772
EBITDA	$(42,825)	$9,784
Share-based compensation expense	11,248	6,903
Change in fair value of contingent consideration	(603)	2,100
Impairment of long-lived assets	59,294	—
Non-recurring professional services and legal fees	3,388	7,593
Non-recurring salaries and personnel related expenses	1,250	—
Adjusted EBITDA	$31,752	$26,380
(1)Includes contract amortization, net in the amount of $8.1 million and $10.5 million for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations.
FFO
Funds from Operations (“FFO”) is a non-GAAP financial measure that the Company uses as a performance measure to analyze net earnings from operations without the effects of certain non-recurring items that are not indicative of the ongoing operating performance of the business.
FFO is calculated using Adjusted EBITDA less the impact of interest expense (excluding the non-cash component) and distributions to Tax Equity Investors under the financing facilities associated with our IPP segment. The Company does not include any distributions made to GDEV limited partners in the calculation of FFO. For the period from May 19, 2022 through December 31, 2022, the distributions to the limited partners were the result of an exit from a historical investment whereby GDEV collected on an existing loan made to a third-party and distributed a portion of the proceeds to the limited partners. For the year ended December 31, 2023, there were no distributions made to GDEV limited partners as a result of the sale in the fourth quarter of 2022 (refer to Note 2. Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further detail). The Company excludes these distributions as the underlying source of distribution (collection of a loan) is not recorded within Adjusted EBITDA and is therefore not a component of our earnings from operations.
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

The following table reconciles Net loss attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and then to FFO:

(in thousands)	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(79,471)	$(724)
Add back or deduct the following:
Net loss attributable to noncontrolling interests	(96,935)	(59,439)
Net income attributable to redeemable noncontrolling interests	819	—
(Benefit from) provision for income taxes	(21,548)	3,005
Interest expense, net	40,519	15,889
Realized (gain) loss on interest rate swaps, net	(2,428)	1,322
Unrealized (gain) loss on interest rate swaps, net	(17,763)	249
Unrealized (gain) on investments, net	(932)	(398)
Other expense, net	267	108
Depreciation, amortization and accretion(1)	134,647	49,772
Impairment of long-lived assets	59,294	—
Share-based compensation expense	11,248	6,903
Change in fair value of contingent consideration	(603)	2,100
Non-recurring professional services and legal fees	3,388	7,593
Non-recurring salaries and personnel related expenses	1,250	—
Adjusted EBITDA	$31,752	$26,380
Cash portion of interest expense	(27,473)	(11,783)
Distributions to tax equity investors	(15,748)	(11,363)
FFO	$(11,469)	$3,234
(1)Includes contract amortization, net in the amount of $8.1 million and $10.5 million for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations.
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

For investments for which quoted market prices are not available, which comprise most of our investment portfolio, fair value is estimated by using the cost, income or market approach. The income approach assumes that value is created by the expectation of future benefits, discounted by a risk premium, to calculate a current cash value. This estimate is the fair value (the amount an investor would be willing to pay to receive those future benefits). The market approach compares either recent comparable transactions to the investment or an offer to purchase an investment based upon a qualified bid (a signed term sheet and/or a signed purchase agreement). Adjustments to proposed prices are made to account for the probability of the deal closing, changes between proposed and executed terms, and any dissimilarity between the comparable transactions and their underlying investments. If multiple bids are qualified in the same valuation period, a blended market approach will be calculated.
The Company considers all assets that are fully construction-ready with no impediments to begin construction and where the costs to complete such projects are well understood for the income approach. The fair value of such eligible projects is determined based upon a discounted cash flow methodology. If the portfolio has any significant portion of value that remains subject to negotiation or contract or if other significant risks to complete the project exist, the investment may be held at cost as an approximation of fair value. These valuation methodologies involve a significant degree of judgment by management.
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
The Board of Directors has approved the selection of an independent valuation firm to review the Company’s valuation methodology and to work with management to provide additional inputs for consideration by the Company’s Board of Directors with respect to the fair value of investments. Currently, one quarter (25%) of the Company’s investments will be reviewed by an independent valuation firm each quarter on a rotating quarterly basis. Accordingly, each such investment is evaluated by an independent valuation firm at least once each twelve-month calendar period.
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
The following table reconciles total equity per our Consolidated Balance Sheets prepared under the Non-Investment Basis as of December 31, 2023 to our NAV:

(in thousands, except per share data)	December 31, 2023
Total equity	$1,623,540
Add back or deduct the following:
Noncontrolling interests	(113,875)
Redeemable noncontrolling interests	(2,179)
Accumulated unrealized appreciation in fair value of investments	113,362
Net asset value (members’ equity)	$1,620,848

Shares outstanding	198,622
NAV per share	$8.16
The aggregate NAV of the Company’s common shares as of December 31, 2023 was $1.6 billion, or $8.16 per share, and was determined in accordance with the valuation guidelines as approved by the Company’s Board of Directors. Prior to the change in status, the Company recorded its renewable energy projects at fair value and recorded the changes in fair value as an unrealized gain or loss. Upon the change in status, this fair value accounting is no longer applicable, and the Company presents on a consolidated basis the underlying assets and liabilities of its subsidiaries in accordance with the applicable U.S. GAAP.

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
Accumulated Unrealized Appreciation (Depreciation) in Fair Value of Investments
•Our renewable energy assets are presented at historical cost and all debt facilities are recorded at their carrying value in the Consolidated Financial Statements prepared under U.S. GAAP. As such, any increases or decreases in the fair market value of our renewable energy assets or our debt are not recorded in U.S. GAAP equity. For purposes of determining NAV, our renewable energy projects and project-level debt are recorded at fair value. As a result, we include the accumulated unrealized appreciation (depreciation) in fair value of our renewable energy projects and project-level debt in NAV. The inception-to-date accumulated unrealized appreciation (depreciation) in fair value of our renewable energy projects as determined under the Investment Basis is included in U.S. GAAP equity as of May 19, 2022 (refer to the Company’s 2022 Form 10-K for further discussion of change in presentation due to change in status). As such, the adjustments reflect the change in unrealized appreciation (depreciation) in fair value of our renewable energy projects and project-level debt from May 19, 2022 and prospectively; and
•The fair value of the Company’s derivative instruments, which represent interest rate swap contracts, and the related unrealized gain (loss) are already recorded within U.S. GAAP equity. As such, the unrealized gain (loss) associated with the fair value of the Company’s renewable energy projects does not include the impact of our hedging activities associated with interest rate volatility on project-level debt.
The following table provides for a breakdown of the major components of our NAV as of December 31, 2023:

(in thousands)
Components of NAV	December 31, 2023
Investment in renewable energy projects and secured loans, at fair value	$2,312,776
Cash and cash equivalents and Restricted cash	77,887
Derivative assets	142,168
Other current assets	55,150
Other noncurrent assets	334,476
Derivative liabilities	(5,833)
Other current liabilities	(49,042)
Long-term debt, including current portion	(1,094,420)
Other noncurrent liabilities	(152,314)
Net Asset Value	$1,620,848
Shares outstanding	198,622

The following table provides a breakdown of our total NAV and NAV per share by class as of December 31, 2023:

(in thousands, except per share data)
	Class
	A	C	I	P-A	P-I	P-D	P-S	P-T	EO	Total
NAV	$123,127	$20,730	$50,903	$6,871	$1,026,347	$1,588	$358,464	$2,022	$30,796	$1,620,848
Shares outstanding	15,809	2,706	6,533	850	124,039	192	44,514	249	3,730	198,622
NAV per share as of December 31, 2023	$7.788	$7.659	$7.792	$8.085	$8.274	$8.263	$8.053	$8.124	$8.274
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
We calculate our MSV per share in accordance with the valuation guidelines that have been approved by our Board of Directors. As a general rule we will continue to monitor the valuation of the Company’s entire investment portfolio and make adjustments to the NAV and MSV as necessary as soon as is practical thereafter to reflect any changes in market conditions that materially impact the value of our shares. On the last business day of every month, the Company will consider the appropriateness of the MSV. As part of that consideration, it will consider the current market values of our liquid and illiquid investment portfolios.
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
The Company’s quarterly process to determine MSV per share class is performed in accordance with procedures approved by the Company’s Board of Directors. The MSV per share class as of December 31, 2023 was approved by the Company’s Board of Directors.
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

(in thousands)	For the period from January 1, 2022 through May 18, 2022
Investment income:
Dividend income	$12,547
Interest income	1,279
Total investment income	$13,826
Key Operating expenses:
Management fee expense	$10,662
Performance participation fee	384
Other expenses	11,981
Total expenses	23,027
Net investment loss before taxes	(9,201)
(Benefit from) income taxes	(4,315)
Net investment loss	$(4,886)
Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized loss on investments	$(2)
Net change in unrealized appreciation (depreciation) on:
Investments	13,648
Foreign currency translation	(26)
Swap contracts	35,266
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(13,223)
Net increase in net assets attributed to members' equity	$30,777
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

Prior to July 1, 2021, the base management fee payable to GCM was calculated at a monthly rate of 0.17% (2.00% annually) of our gross assets (including amounts borrowed up to $50.0 million) until gross assets exceed $800.0 million. The base management fee monthly rate decreased to 0.15% (1.75% annually) for gross assets between $800.0 million to $1.5 billion and 0.13% (1.50% annually) for gross assets greater than $1.5 billion. For services rendered under the advisory agreement, the base management fee was payable monthly in arrears or more frequently as authorized under the advisory agreement. The base management fee was calculated based on the average of the values of our gross assets for each day of the prior month. Base management fees for any partial period were appropriately prorated. The base management fee had the ability to be deferred or waived, in whole or in part, at the election of GCM. All or any part of the deferred base management fee not taken as to any period was deferred without interest and may be taken in any period prior to the occurrence of a liquidity event as determined by GCM in its sole discretion. On July 1, 2021, the LLC entered into the Advisory Agreement with GCM. Effective July 1, 2021, the base management fee payable to GCM was calculated at a monthly rate of 0.17% (2.00% annually) of the net assets until the net assets exceed $800.0 million. The base management fee monthly rate will decrease to 0.15% (1.75% annually) for net assets between $800.0 million to $1.5 billion and to 0.13% (1.50% annually) for net assets greater than $1.5 billion. Following the completion of the Acquisition and the termination of the Advisory Agreement, the LLC no longer pays a management fee to GCM. For the period from January 1, 2022 through May 18, 2022, we incurred $10.7 million in management fees resulting from the increase in net assets most notably in 2021 due to a significant increase in capital raised.
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
Lastly, for the period from January 1, 2022 through May 18, 2022, we generated a tax benefit of $4.3 million. The benefit recorded within Net investment loss is mainly derived from net operating losses incurred by the LLC.
Net Change in Realized and Unrealized Gain (Loss) on Investments, Foreign Currency Translation and Deferred Tax Assets
Net realized loss on investments, Net change in unrealized appreciation (depreciation) on Investments, and Net change in unrealized appreciation (depreciation) on Foreign currency translations are reported separately on the Consolidated Statement of Operations as prepared under the Investment Basis. We measured realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
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
Changes in Net Assets from Operations
For the period from January 1, 2022 through May 18, 2022, we recorded a net increase in net assets resulting from operations of $30.8 million, or $0.18 per share. The increase in net assets for the period from January 1, 2022 through May 18, 2022 primarily relates to our unrealized appreciation on investments and swap contracts, offset by our net investment loss earned during the period, and change in benefit from deferred taxes on unrealized appreciation on investments.

Electricity Production by Our Fleet
Our strategy of purchasing distributed generation and opportunistic utility scale projects enables us to continue building a highly diversified portfolio. While buying and operating middle-market projects poses certain challenges compared with buying large single projects, we see significant benefits associated with these middle-market projects in terms of investment return potential due to less competition with large capital providers, opportunity to buy pipelines of deals from developers, and the overall scalability of the asset class, where solar and wind projects can be purchased to match capital inflows.
The power-production capacity of the Company’s operating fleet of renewable energy projects increased by 0.3 GW on a year-over-year basis as the Company acquired new operating projects and its under-construction projects entered commercial operation.
As illustrated below, this capacity growth enabled the Company’s fleet of clean energy projects to produce over 2.5 million MWh of total power during the year ended December 31, 2023, marking a year-over-year increase of 7%. The increased production is driven by the solar energy segment, which included more than 1.5 million MWh of solar energy, representing year-over-year growth of 38%.

MWh by Technology	Year ended December 31, 2023	Year ended December 31, 2022	YoY change for the year ended December 31
Solar	1,473,384	1,067,114	38%
Wind	978,236	1,198,236	(18)%
Biomass	57,880	90,385	(36)%
Total	2,509,500	2,355,735	7%

Dividend Coverage Ratio and Realized Gains - Investment Basis
In addition to acquiring operating assets, a substantial portion of our investment activity consists of acquiring pre-operational assets, which we then fund through construction until such time as the assets are placed in service and start generating revenue. Depending on the circumstances, the construction process can take several months, during which time we are not generating revenues from these investments and are paying distributions on the capital raised to fund the investments. When determining the price to be paid for pre-operational assets, we perform a discounted cash flow analysis of the lifetime operating returns of the projects and incorporate the pre-operational period into our analysis. Through the construction period, we continue to incur substantial operating expenses associated with owning and managing these investments as well as pay distributions on the capital raised to fund the investments. Thus, our Consolidated Financial Statements and overall dividend coverage ratio had been negatively impacted in recent years.
An analysis of the LLC’s dividend coverage ratio for the period prior to Acquisition as indicated below is as follows:

(dollars in thousands)
Description	For the period from January 1, 2022 through May 18, 2022
Net investment loss before taxes	$(9,200)
Shareholder distributions (total including DRP)	$32,203
Dividend coverage ratio (net investment income/total distributions)	(28.6)%
Realized losses	$(2)
Gross dividend coverage ratio (net investment income and realized gains/total shareholder distributions)	(28.6)%
Given the change in status to the Non-Investment Basis, the Company no longer reports Net investment income in the Consolidated Financial Statements. The Company utilizes metrics presented within the Consolidated Financial Statements as prepared under the U.S. GAAP Non-Investment Basis, as well as non-GAAP metrics, Adjusted EBITDA and FFO, in evaluating and reporting on the sources of funding for shareholder distributions and the underlying drivers of our financial results in the periods subsequent to the change in status.
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our current renewable energy project assets, acquire, construct and develop our future renewable energy projects, make investments in renewable energy businesses, make distributions to our shareholders, repurchase our common shares pursuant to the SRP in connection with the death, disability or determination of incompetence of a shareholder, and other general business needs.
Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt, to make distributions to our shareholders and to repurchase our common shares pursuant to our SRP in connection with the death, disability or determination of incompetence of a shareholder. We also have a significant pipeline of currently contracted and potential future development, construction and acquisition projects, all of which will require short-term funding. We expect to meet our short-term liquidity requirements primarily from operating cash flow, cash on hand, and borrowings under our existing financing sources and future debt and equity financing.
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

Tax Equity Investors, passive investors which could be financial institutions, insurance companies or corporations, contribute capital based on construction milestones in exchange for a share of the tax credits (and other tax benefits such as accelerated depreciation) and cash flows generated by a qualifying physical investment. Initially, the tax equity investor receives substantially all of the non-cash value attributable to the renewable energy systems and energy storage systems, which includes accelerated depreciation and Section 48(a) ITCs or Section 45(a) PTC; and generally between 15%-30% of the cash generated by the asset. These allocations then flip once certain time or yield-based milestones are met. Time-based flips occur on a set date after a five-year recapture period while yield-based flips occur after the tax equity investor achieves a specified return typically on an after-tax basis which may last longer than expected if the portfolio company’s energy projects perform below our expectations. After the flip occurs, we receive substantially all of the cash and tax allocations.
As of December 31, 2023 and 2022, the Company had $96.9 million and $143.2 million, respectively, in Cash and cash equivalents and $85.2 million and $47.5 million, respectively, in Restricted cash, current. Our current Cash, cash equivalents and Restricted cash balance is generally reflective of the cash necessary to fund normal operations. In the short-term, we anticipate continuing to (1) increase our draw on current financing facilities, and (2) enter into new financing arrangements. Our primary sources of cash have generally consisted of:
•cash flows generated from our renewable energy projects, including interest earned on secured loans;
•tax equity capital contributions in partnerships where the Company is the managing member; and
•borrowing capacity under current financing sources.
As of December 31, 2023 and 2022, the Company had $1.1 billion and $987.1 million, respectively, in outstanding notes payable.

(dollars in thousands)	Outstanding as of December 31, 2023	Outstanding as of December 31, 2022	Interest rate	Maturity date
GREC Entity HoldCo(1)	$65,951	$74,197	Daily SOFR + 1.85%	June 20, 2025
Midway III Manager LLC	13,932	14,610	3 mo. SOFR + 1.73%	September 28, 2025
Trillium Manager LLC	68,785	72,737	Daily SOFR + 1.98%	June 9, 2027
GB Wind Holdco LLC(2)	50,408	122,684	3 mo. SOFR + 1.38%	Various(3)
Greenbacker Wind Holdings II LLC	70,628	72,477	3 mo. SOFR + 1.98%	December 31, 2026
Conic Manager LLC	23,363	24,356	3 mo. SOFR + 1.75%	August 8, 2026
Turquoise Manager LLC	30,994	31,687	3 mo. SOFR + 1.35%	December 23, 2027
Eagle Valley Clean Energy LLC	35,389	35,112	Various(4)	January 2, 2057
Eagle Valley Clean Energy LLC (Premium financing agreement)	—	1,064	6.99%	November 30, 2023(5)
Greenbacker Equipment Acquisition Company LLC	—	6,500	Prime + 1.00%	December 31, 2023(6)
ECA Finco I, LLC	18,563	19,757	3 mo. SOFR + 2.60%	February 25, 2028
GB Solar TE 2020 Manager LLC	18,506	19,182	3 mo. SOFR + 1.88%	October 30, 2026
Sego Lily Solar Manager LLC	133,898	137,445	3 mo. SOFR + 1.53%	June 30, 2028
Celadon Manager LLC	72,853	61,925	Daily SOFR + 1.60%	February 18, 2029
GRP II Borealis Solar LLC	40,646	41,788	3 mo. SOFR + 2.00%	June 30, 2027
Ponderosa Manager LLC	88,594	147,080	3 mo. SOFR + 1.40%	October 4, 2029(7)
PRC Nemasket LLC	41,806	44,488	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	74,594	60,000	1 mo. SOFR + Applicable Margin(8)	November 29, 2027
Dogwood GB Manager LLC	57,463	—	1 mo. SOFR + 1.63%	March 29, 2030
GREC Warehouse Holdings I LLC	155,558	—	3 mo. SOFR + 2.03%	August 11, 2026
Total debt	$1,061,931	$987,089
Less: Total unamortized discount and deferred financing fees	(43,679)	(40,459)
Less: Current portion of long-term debt(9)	(82,855)	(95,870)
Total long-term debt, net	$935,397	$850,760
(1)See the description below and Part II – Item 8 – Note 11. Debt, in the Notes to the Consolidated Financial Statements prepared under the Non-Investment Basis of the credit agreement below for a discussion of GREC Entity HoldCo’s non-compliance with the debt service coverage ratio (as defined in the credit agreement) as of and for the fiscal quarter ended December 31, 2023.
(2)The GB Wind Holdco LLC tax equity bridge loans totaling $69.5 million were paid in full, and $63.1 million was paid on the term loan facility with proceeds from the Company’s failed sale-leaseback arrangements in November and December 2023. In addition, in the year ended December 31, 2023, there were additional borrowings of $69.5 million offset by $9.2 million of repayments in the ordinary course of business.
(3)The GB Wind Holdco LLC tax equity bridge loan and repower term loans mature on March 31, 2024 and December 31, 2027, respectively.
(4)Eagle Valley Clean Energy LLC’s loan includes a term loan that bears interest at a fixed rate of 1.69% and a loan governed by a debt settlement agreement that bears interest at a fixed rate of 1.91%.
(5)The loan was paid in full in October 2023.
(6)On October 23, 2023, the maturity date was amended to December 31, 2023 in the Fourth Amendment to the Loan and Security Agreement. The loan was paid in full in December 2023.
(7)The Ponderosa Manager LLC tax equity bridge loan of $34.5 million was paid in full in October 2023.
(8)GREC Holdings 1 LLC’s loan includes interest on the outstanding principal at the term SOFR index rate plus a spread adjustment plus applicable margin (spread adjustment of 0.10%; applicable margin ranging between 1.75% and 2.00%).
(9)Adjusted for $6.1 million of unamortized debt discount and deferred financing fees pertaining to current portion of long-term debt of $88.9 million.
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
We also suspended our SRP effective September 23, 2023 (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder), and as a result, we expect to be able to devote a greater amount of our liquidity and capital resources to executing our broader business strategy.
If we are unable to expand our sources of financing, fully utilize our available cash or otherwise meet the required terms and financial covenants associated with our financing arrangements, it may have an adverse effect on our ability to make distributions to our shareholders and to fund our operations. Our liquidity plans are also subject to a number of risks and uncertainties, including those described under the section titled Part I — Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended December 31, 2023.
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
The weighted average interest rate including associated swap agreements, deferred financing costs and capitalized interest on total debt outstanding was 3.66% as of December 31, 2023.
The following table sets forth certain information about our debt outstanding:

(in thousands)
Period ending December 31,	Principal Payments
2024	$88,917
2025	39,546
2026	277,490
2027	255,582
2028	133,462
Thereafter	266,934
$1,061,931
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

As of and for the fiscal quarter ended December 31, 2023, GREC Entity HoldCo was not in compliance with the debt service coverage ratio (as defined in the credit agreement) for the credit agreement related to GREC Entity HoldCo, which resulted in the Company’s classification of the debt to current liability as of December 31, 2023. A default under the credit agreement permits the administrative agent, among other things, to declare all or any part of the outstanding principal amount of the loans under the credit agreement and related interest due and payable. The Company is working in good faith with the lender to secure a waiver of default. While the Company expects to receive a waiver of default, there is no guarantee that the Company will receive such waiver. Further there are no cross-defaults associated with this technical default. The Company may use cash on hand, leverage additional borrowing or sell certain assets to meet the obligations if the debt is accelerated. Refer to Part II – Item 8 – Note 11. Debt in the Notes to the Consolidated Financial Statements prepared under the Non-Investment Basis for additional information.

Changes in Cash Flows - Non-Investment Basis
The following table shows cash flows from operating activities, investing activities and financing activities for the stated period for the Company:

(in thousands)	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Net cash provided by operating activities	$62,401	$11,695
Net cash used in investing activities	(323,179)	(468,098)
Net cash provided by financing activities	257,755	441,652
Net decrease in cash, cash equivalents and restricted cash	(3,023)	(14,751)
Operating Activities
Net cash provided by operating activities was $62.4 million for the year ended December 31, 2023. The net loss for the year ended December 31, 2023, excluding the impact of non-cash items, resulted in a source of cash inflow of $4.7 million, which is attributable to operating results from the Company’s IPP and IM segments and the costs attributable to the Company’s corporate functions. The Company’s operating activities included a decrease in net working capital of $57.7 million primarily driven by the termination of interest rate swaps as well as increased accounts payable and accrued expenses offset by increased other current and noncurrent assets and accounts receivable.
Net cash provided by operating activities was $11.7 million for the period from May 19, 2022 through December 31, 2022. The net loss for the period from May 19, 2022 through December 31, 2022, excluding the impact of non-cash items, resulted in a source of cash inflow of $8.4 million, which is attributable to operating results from the Company’s IPP segment offset by operating losses on the IM segment and costs attributable to the Company’s corporate functions. The Company’s operating activities included an increase in net working capital of $3.3 million primarily driven by the timing of collections on accounts receivable and changes to accounts payable and accrued expenses.
Investing Activities
Net cash used in investing activities was $323.2 million for the year ended December 31, 2023. Cash outflows were driven by $360.7 million of purchases of property, plant and equipment and relate primarily to payments made on ongoing construction projects within our solar and wind fleet, for remaining purchase price liabilities on existing projects and new acquisitions within the IPP segment. Additional cash outflows consist of $5.3 million related to the purchase of new investments. This was offset by $30.7 million received in principal repayments of notes receivable, primarily from OYA in the first quarter then Cider and Shepherds Run in the fourth quarter, as well as $8.1 million for deposits returned for property, plant and equipment.
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

Financing Activities
Net cash provided by financing activities was $257.8 million for the year ended December 31, 2023. The Company's financing activities were driven by proceeds from borrowings of $425.5 million related to the GREC Warehouse Holdings I LLC, GREC Holdings 1 LLC, GB Wind Holdco LLC, Dogwood GB Manager LLC, Celadon Manager LLC and Ponderosa Manager LLC debt facilities. In addition, contributions from Tax Equity Investors totaled $144.9 million primarily driven by contributions to Dogwood Holdco, LLC and Ponderosa Holdings, LLC. The Company also received $241.0 million of proceeds related to failed sale-leaseback arrangements entered into related to certain wind assets. This was offset by distributions to shareholders of $87.6 million, and payments on borrowings of $351.8 million, primarily related to the GREC Holdings 1 LLC, GB Wind Holdco LLC, Ponderosa Manager LLC and GREC Entity Holdco debt facilities. Results were further offset by $82.7 million for repurchases of shares pursuant to the SRP and distributions of $17.5 million to Tax Equity Investors.
Net cash provided by financing activities was $441.7 million for the period from May 19, 2022 through December 31, 2022. The Company's financing activities were driven by proceeds from borrowings of $499.7 million related to the Celadon Manager LLC, PRC Nemasket LLC, Sego Lily Solar Manager LLC and Ponderosa Manager LLC debt facilities. In addition, contributions from GDEV and Tax Equity Investors totaled $104.5 million. This was offset by distributions to shareholders of $51.5 million, and payments on borrowings of $81.6 million, primarily related to the GB Wind Holdco LLC, GREC Entity Holdco and Trillium Manager LLC debt. Results were further offset by $17.2 million for repurchases of shares pursuant to the SRP and distributions of $11.2 million to Tax Equity Investors and GDEV investors prior to deconsolidation.
Changes in Cash Flows - Investment Basis
The following table shows cash flows from operating activities, investing activities and financing activities for the period from January 1, 2022 through May 18, 2022 for the LLC:

(in thousands)	For the period from January 1, 2022 through May 18, 2022
Net cash (used in) operating activities	$(71,665)
Net cash provided by financing activities	57,864
(Decrease) in cash, cash equivalents and restricted cash	(13,801)
Operating Activities
Net cash used in operating activities was $71.7 million for the period from January 1, 2022 through May 18, 2022. Cash flows used in operating activities before net working capital changes was $73.2 million, which largely consisted of gross funding of new or existing investments, offset by return of capital and sales of money market funds. The cash used in gross funding of new or existing investments of $339.4 million was driven primarily by commercial solar assets, as well as the procurement of equipment, and the acquisition of a 55 MW operating wind project located in New York.
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
Hedging Activities
The Company manages interest rate risk primarily through the use of derivative financial instruments.
The Company documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions, at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable of occurring, or a treatment of the derivative as a hedge is no longer appropriate or intended. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods during which the hedged transactions will affect earnings.

The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed interest rate payments. For derivatives designated as cash flow hedges, the changes in the fair value of the derivative are initially reported in other comprehensive income (outside of earnings), net of tax, and are subsequently reclassified to earnings when the hedged transaction affects earnings. The Company assesses the effectiveness of each hedging relationship by utilizing a third-party statistical regression analysis. Amounts reported in accumulated other comprehensive income related to designated derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities.
Refer to Note 12. Derivative Instruments in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further information with respect to the Company's derivative instruments.
Contractual Obligations
The Company has a variety of contractual obligations and commitments, both short-term and long-term in nature. We have included the following information related to commitments of the Company to further assist investors in understanding our outstanding commitments.
Advisory and Administration Agreements
Prior to the Acquisition, GCM managed our day-to-day operations and provided advisory and management services to us pursuant to the Advisory Agreement. The Advisory Agreement was terminated in connection with the Acquisition, and GCM is now a wholly owned subsidiary of the Company.
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
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of December 31, 2023, the Company has provided the requisite security for these agreements in the form of a standby letter of credit of $169.7 million. As of December 31, 2023, the Company had no unused letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from June 2025 through January 2057.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $1.2 billion to complete construction of the facilities and the closing of the purchase of membership interest pursuant to all conditions being met under such agreements. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled between 2024 and 2027. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.

Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed-upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. As of December 31, 2023, the Company was in compliance with all agreed-upon delivery quantities.
Renewable Energy Credits Commitments
For certain solar and wind power systems, the Company has received incentives in the form of RECs. In certain cases, the entities have entered into fixed-price, fixed-volume forward sale transactions to monetize these RECs for specific entities. If we are unable to satisfy the transaction requirements due to lack of production, we may have to purchase RECs on the spot market and/or pay specified replacement cost damages. Based upon current production projections, we do not expect a requirement to purchase RECs to fulfill our current REC sales contracts. When RECs earned by the entities are sold either on a forward basis or in the spot market, revenue is recorded when the REC is transferred.
Recording of a sale of RECs under U.S. GAAP is accounted for under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). There are no differences in the process and related revenue recognition between REC sales to utilities and non-utility customers. Revenue is recorded when all revenue recognition criteria are met, including that there is persuasive evidence that an arrangement exists (typically through a contract), services are rendered through the production of electricity, pricing is fixed and determinable under the contract, and collectability is reasonably assured. The accounting policy adopted is that the revenue recognition criteria are met when the energy is produced, and a REC is created and transferred to a third party when sold on a forward basis or in the spot market.
If any of our REC counterparties fail to satisfy their contractual obligations, our revenues may decrease under replacement agreements, and we may incur expenses locating and executing such replacement agreements. For the majority of the forward REC contracts currently effective as of December 31, 2023, GREC and/or the Company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of December 31, 2023.
Leases
Lease agreements are evaluated at inception to determine whether they represent finance or operating leases. The Company has determined its site leases represent operating leases, and accordingly, minimum rental expense is recognized on a straight-line basis over the lease term beginning with the lease commencement date. For finance leases, the minimum rental expense is recognized in a front-loaded expense pattern. Refer to Note 10. Leases in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further details on the Company’s lease obligations.
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures, which are governed by various agreements to which certain of the Company’s subsidiaries are individually a party to, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $842.7 million as of December 31, 2023. As of December 31, 2023, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
In addition, the Company, along with the parent company of the other 50.00% member of OYA, provided a guarantee to the tax equity investor member in one of the partnerships, for which OYA is the partner, for the payment and performance of all obligations of these subsidiaries under the partnership documents as well as affiliate contracts. As of December 31, 2023, the Company considers it remote that it would be required to make payments under any of these guarantees. Refer to Note 5. Variable Interest Entities in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further details.
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

Cash distributions for the year ended December 31, 2023 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s acquisition strategy to own pre-operational assets that are not yet generating cash from operations as well as the Company’s strategy of engaging in initiatives that include repowering projects where the existing assets are being retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity, a significant amount of distributions will continue to be funded from other external financing sources until such projects become operational. Management fee and incentive fee revenue from our IM segment is also utilized as a source of capital to fund distributions as this portion of our business grows.
Share Repurchase Program
The Company, through approval by its Board of Directors, adopted the SRP, pursuant to which the Company would conduct quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the Company at a price equal to the then current monthly share value for that class of shares.
The SRP includes numerous restrictions that will limit a shareholder’s ability to sell shares. At the sole discretion of the Board of Directors, the Company may also use cash on hand (including the proceeds from the issuance of new shares), cash available from borrowings or other external financing sources and cash from liquidation of investments to repurchase shares.
A shareholders’ right to purchase is subject to the availability of funds and the other provisions of the SRP. Additionally, a shareholder must hold his or her shares for a minimum of one year before he or she can participate in the SRP, subject to any of the following special circumstances: (i) the written request of the estate, heir or beneficiary or a deceased shareholder; (ii) a qualifying disability of the shareholder for a non-temporary period of time, provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; (iii) a determination of incompetence of the shareholder by a state or federal court located in the United States; or (iv) as determined by the Board of Directors, in their discretion, to be in the interests of the Company. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.
The quarterly share repurchases limits for the SRP are set forth below.

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
On September 23, 2023, the Board of Directors approved the suspension of the SRP effective immediately, except for repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder. As a result of the suspension of the SRP, the Company will not accept or otherwise process any additional repurchase requests (except as noted above) until such time, if any, as the Board of Directors affirmatively authorizes the recommencement of the SRP. However, the Company can make no assurances as to whether this will happen or the timing or terms of any recommencement.
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

Critical Accounting Policies and Use of Estimates
The following discussion addresses the accounting policies utilized based on our current operations. Our most critical accounting policies involve decisions and assessments that affect our reported assets and liabilities as well as our reported revenues and expenses. We believe that all the decisions and assessments upon which our Consolidated Financial Statements are based were reasonable as of the time made and were based upon information available to us at that time. Our critical accounting policies and accounting estimates may be expanded over time as we continue to implement our business and operating strategy. The material accounting policies and estimates that are most critical to an investor’s understanding of our financial results and condition, as well as those that require complex judgment decisions by our management, are discussed below.
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
Noncontrolling Interests, Redeemable Noncontrolling Interests and Hypothetical Liquidation at Book Value
NCI represents the portion of the Company’s net income (loss), net assets and comprehensive income (loss) that is not allocable to the Company as they represent third-party interests in the net assets of the respective entity and are based on the contractual allocations within the respective operating agreement or allocated to NCI attributable to the limited partner investors.
For certain NCI when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, the Company considers ASC Topic 970, Real Estate - General, and applies the HLBV method of reporting. Under the HLBV method, the amounts of income and loss attributed to the NCI reflect the changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under U.S. GAAP. The third-party noncontrolling interests in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss), if applicable, are determined based on the difference in the carrying amounts of NCI on the Consolidated Balance Sheets between reporting dates, adjusted for any capital transactions between the Company and third-party investors that occurred during the respective period.
The Company accounts for the portion of net assets in the consolidated entities attributable to the noncontrolling investors as RNCI or NCI in its Consolidated Financial Statements. NCI is measured using the HLBV method and RNCI is measured using the greater of the estimated redemption value or HLBV method. NCI in subsidiaries that are redeemable at the option of the NCI holder are classified as RNCI on the Consolidated Balance Sheets.
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
The Company has financial assets and liabilities within Level 2 and Level 3 of the three-level hierarchy.

Revenue Recognition
The Company recognizes revenue from contracts with customers in accordance with ASC 606, which provides a five-step model for recognizing revenue as follows:
1.Identify the contract
2.Identify performance obligations
3.Determine the transaction price
4.Allocate the transaction price
5.Recognize revenue
The Company has elected as a practical expedient the accounting policy under which it excludes from the transaction price, sales taxes it collects from its customers assessed by governmental authorities. The Company, therefore, reports revenue net of any sales taxes.
Energy Sales
The Company’s revenue is primarily derived from the sale of power under long-term PPAs. The Company’s PPAs generally have a term between 10-30 years. Customers consist of commercial property owners, corporate entities, municipal entities, and utility companies located within the continental United States and Canada. The Company operates solar, wind, biomass, and battery systems.
Certain of these PPAs are accounted for as leases with variable lease payments. ASC Topic 842, Leases (“ASC 842”), requires variable lease payments to be recorded in the period when the changes in facts and circumstances on which the variable lease payments are based occur. See further detail regarding the Company’s PPAs accounted for as leases in Note 10. Leases. Sales are subject to economic and weather conditions and may fluctuate based on changes in the industry, regulatory policies, tax incentives, trade policies, and financial markets.
The Company has identified the sale of renewable energy and capacity, and when bundled into the PPA, RECs, as the performance obligations within its PPAs. The Company transfers control of the electricity and capacity over time, and the customer simultaneously receives and consumes the benefits provided by the Company’s performance as it performs. The RECs bundled into PPAs are generated upon generation of renewable power from our renewable energy-generating assets. Accordingly, the Company has concluded that the sale of electricity, capacity, and when included in the contract, RECs, represent series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. Each distinct transfer of electricity in kWh that the Company promises to transfer to the customer meets the criteria to be a performance obligation satisfied over time. The Company recognizes revenue based on the amount metered and invoiced on the basis of the contract prices multiplied by kWh delivered. The Company applies the invoicing practical expedient in circumstances where the amount of revenue recognized is determined based on the output produced.
Renewable Energy Credits Sales and Other Incentives
The Company has concluded the sale of RECs performance obligation that are not required to be generated by a specific renewable energy-generating asset is satisfied at the point in time in which control is transferred to the customer, which may be upon delivery of the attributes or delivery of the related renewable energy, dependent on whether the contract number of RECs is a fixed amount or based upon the amount of power generated. This represents the point in time where the Company has a present right to payment and the customer has significant risks and rewards related to ownership of the RECs.
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
Goodwill
Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration, over the assigned fair values of the identifiable net assets acquired. Goodwill is not amortized and is tested for impairment at least on an annual basis during the fourth quarter or more frequently if facts or circumstances indicate that the goodwill might be impaired. In assessing goodwill for impairment, the Company may elect to use a qualitative assessment to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the Company determines it is not more likely than not that the fair value of goodwill is less than its carrying amount, the Company will not be required to perform any additional tests in assessing goodwill for impairment. If the Company concludes otherwise, or elects not to perform the qualitative assessment, then the Company will be required to perform the quantitative impairment test. If the estimated fair value of the reporting unit is less than its carrying value, the Company performs additional quantitative analysis to determine if the reporting unit’s goodwill has been impaired. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.
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
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects reaching milestones as specified in the acquisition agreements. As of December 31, 2023 and 2022, the Company has recorded a liability of $16.5 million and $25.9 million, respectively, within Contingent consideration, current on the Consolidated Balance Sheets related to these agreements.

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
PTCs are recognized as wind energy from qualified projects is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. The tax benefits of PTCs are recognized as either reductions to current income taxes payable, unless limited by tax law, in which instance they are deferred tax assets with a carry forward period of 20 years. The Company recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service.
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

Valuation of Investments at Fair Value
ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value. The LLC recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of the investments.
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
For investments for which quoted market prices are not available, which comprise most of our investment portfolio, fair value is estimated by using the cost, income or market approach. The income approach assumes that value is created by the expectation of future benefits, discounted by a risk premium, to calculate a current cash value. This estimate is the fair value (the amount an investor would be willing to pay to receive those future benefits). The market approach compares either recent comparable transactions to the investment or an offer to purchase an investment based upon a qualified bid (a signed term sheet and/or a signed purchase agreement). Adjustments to proposed prices are made to account for the probability of the deal closing, changes between proposed and executed terms, and any dissimilarity between the comparable transactions and their underlying investments. If multiple bids are qualified in the same valuation period, a blended market approach will be calculated.
Prior to the second quarter of 2020, fair value for pre-operational assets was approximated using the cost approach. Beginning in the second quarter of 2020, GCM expanded the criteria whereby certain pre-operational assets are identified and qualified for the income approach, rather than the cost approach, for approximating fair value. Currently, GCM considers all owned assets that are fully construction-ready with no impediments to begin construction and where the costs to complete such projects are well understood for the income approach. The fair value of such eligible projects is determined based upon a discounted cash flow methodology. If the portfolio has any significant portion of value that remains subject to negotiation or contract or if other significant risks to complete the project exist, the investment may be held at cost, as an approximation of fair value. These valuation methodologies involve a significant degree of judgment by GCM.
In determining the appropriate fair value of an investment using these approaches, the most significant information and assumptions include, as applicable: available current market data, including relevant and applicable comparable market transactions, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the investment’s ability to make payments, its earnings and discounted cash flows, the markets in which the project does business, comparisons of financial ratios of peer companies that are public, comparable mergers and acquisitions, the principal market and enterprise values, and environmental factors, among other factors.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following qualitative disclosures regarding our market risk exposures, except for (i) those disclosures that are statements of historical fact, and (ii) the descriptions of how we manage our primary market risk exposures, constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our primary market risk exposures as well as the strategies used and to be used by us managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of our risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to our risk exposures and risk management strategies. There can be no assurance that our current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all their investment in the shares.
We anticipate that our primary market risks will be related to commodity prices, the credit quality of our counterparties and project companies, changes in market interest rates and changes in government incentives. We will seek to manage these risks while at the same time seeking to provide an opportunity for shareholders to realize attractive returns through ownership of our shares.
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
In regard to the market price of other commodities, increases in the costs of raw materials used in the construction of our renewable energy assets, could materially adversely affect the cost required to bring our projects to commercial operation. To mitigate this risk, we (i) when possible, share this risk with developers from whom we purchase in construction and pre-construction assets, and (ii) pursue large forward procurement strategies to secure equipment for our in-construction portfolio from large and credit worthy suppliers of equipment with fixed price contracts. When we do assume pricing risk for equipment, we budget for what we believe are conservative contingencies within our construction budgets.
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
Changes in Market Interest Rates
With respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our secured loans to increase. As discussed above, we attempt to use interest rate derivatives to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed interest rate payments.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Greenbacker Renewable Energy Company LLC and subsidiaries (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year ended December 31, 2023 and for the period from May 19, 2022 through December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period from May 19, 2022 through December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company discontinued the application of investment company accounting guidance in Financial Accounting Standard Codification Topic 946, Financial Services - Investment Companies as of May 19, 2022 and prospectively applied other generally accepted accounting principles for companies which are not investment companies.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the newly formed tax equity partnership
As discussed in Notes 2, 5, and 17 of the consolidated financial statements, the Company participates in certain tax equity partnerships that qualify as variable interest entities (VIEs). For certain noncontrolling interests (NCI) when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, the Company applies the Hypothetical Liquidation at Book Value (HLBV) method of reporting. Under the HLBV method, the amounts of income and loss attributed to the NCI reflect the changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership. Nonredeemable noncontrolling interests as of December 31, 2023, and net loss attributable to noncontrolling interests for the period ended December 31, 2023 were $113.9 million and $96.9 million, respectively.
We identified the evaluation of the newly formed tax equity partnership in the current year as a critical audit matter. Challenging and complex auditor judgement was required to evaluate the HLBV methodology, which included specialized skills and knowledge to evaluate the consistency of the HLBV methodology with the provisions of the underlying operating and partnership agreements for liquidation, which can be based on complex income tax rules and regulations.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s tax equity partnership process, including controls related to the setup of and consistency of the HLBV methodology with the provision of the underlying operating and partnership agreements for liquidation. We read the operating and partnership agreements and compared them against the Company’s HLBV model for the corresponding tax equity partnership. We involved tax professionals with specialized skills and knowledge, who assisted in:
•analyzing the tax status of the newly formed tax equity partnership and the requirements of the operating and partnership agreement provisions, as well as the partnership tax regulations
•evaluating the Company’s methodology for calculating the hypothetical liquidation amounts for the newly formed tax equity partnership in accordance with the operating and partnership agreement provisions, as well as the partnership tax regulations.
We have served as the Company’s auditor since 2012.
New York, New York
March 28, 2024

Consolidated Financial Statements (Non-Investment Basis)
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$96,872	$143,224
Restricted cash, current	85,235	47,474
Accounts receivable	23,310	20,440
Derivative assets, current	24,062	24,447
Notes receivable, current	28,491	59,106
Other current assets	33,938	29,624
Total current assets	291,908	324,315
Noncurrent assets:
Restricted cash	5,568	—
Property, plant and equipment, net	2,133,877	1,889,706
Intangible assets, net	453,214	540,621
Goodwill	221,314	221,314
Investments, at fair value	94,878	92,554
Derivative assets	118,106	171,393
Other noncurrent assets	140,740	147,339
Total noncurrent assets	3,167,697	3,062,927
Total assets	$3,459,605	$3,387,242

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$79,288	$50,702
Shareholder distributions payable	7,606	9,670
Contingent consideration, current	16,546	25,891
Current portion of long-term debt	82,855	95,870
Current portion of failed sale-leaseback financing	69,436	—
Redemptions payable	361	32,198
Other current liabilities	7,636	10,862
Total current liabilities	263,728	225,193
Noncurrent liabilities:
Long-term debt, net of current portion	935,397	850,760
Failed sale-leaseback financing, net of current portion	169,829	—
Contingent consideration	42,307	75,700
Derivative liabilities	5,833	—
Deferred tax liabilities, net	58,696	85,655
Operating lease liabilities	108,406	101,281
Out-of-market contracts, net	194,785	218,112
Other noncurrent liabilities	47,659	39,826
Total noncurrent liabilities	1,562,912	1,371,334
Total liabilities	$1,826,640	$1,596,527

Commitments and contingencies (Note 15. Commitments and Contingencies)

Redeemable noncontrolling interests	2,179	2,034
Redeemable common shares, par value, $0.001 per share, 873 outstanding	1	—
Redeemable common shares, additional paid-in capital	7,245	—

Equity:
Preferred shares, par value, $0.001 per share, 50,000 authorized; none issued and outstanding	—	—
Common shares, par value, $0.001 per share, 350,000 authorized, 197,749 and 198,044 outstanding as of 2023 and 2022, respectively	198	198
Additional paid-in capital	1,770,060	1,763,061
Accumulated deficit	(306,525)	(114,680)
Accumulated other comprehensive income	45,932	56,094
Noncontrolling interests	113,875	84,008
Total equity	1,623,540	1,788,681
Total liabilities, redeemable noncontrolling interests and equity	$3,459,605	$3,387,242
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Revenue
Energy revenue	$159,301	$101,596
Investment Management revenue	13,490	1,919
Other revenue	8,434	7,506
Contract amortization, net	(8,060)	(10,529)
Total revenue	173,165	100,492

Operating expenses
Direct operating costs	105,586	55,889
General and administrative	60,014	45,442
Depreciation, amortization and accretion	125,743	39,149
Impairment of long-lived assets	59,294	—
Total operating expenses	350,637	140,480

Operating loss	(177,472)	(39,988)

Interest expense, net	(40,519)	(15,889)
Realized gain (loss) on interest rate swaps, net	2,428	(1,322)
Unrealized gain (loss) on interest rate swaps, net	17,763	(249)
Unrealized gain on investments, net	932	398
Other expense, net	(267)	(108)

Net loss before income taxes	(197,135)	(57,158)
Benefit from (provision for) income taxes	21,548	(3,005)
Net loss	(175,587)	(60,163)
Less: Net loss attributable to noncontrolling interests	(96,935)	(59,439)
Less: Net income attributable to redeemable noncontrolling interests	819	—
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(79,471)	$(724)

Earnings per share
Basic	$(0.40)	$0.00
Diluted	$(0.40)	$0.00

Weighted average shares outstanding
Basic	199,293	201,668
Diluted	199,293	201,668
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Net loss	$(175,587)	$(60,163)

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivatives designated as cash flow hedges and changes in Other comprehensive (loss) income, net of tax	(10,162)	56,094
Total other comprehensive (loss) income, net of tax	$(10,162)	$56,094

Comprehensive loss	(185,749)	(4,069)
Less: Comprehensive loss attributable to noncontrolling interests	(96,935)	(59,439)
Less: Comprehensive gain attributable to redeemable noncontrolling interests	819	—
Comprehensive (loss) income attributable to Greenbacker Renewable Energy Company LLC	$(89,633)	$55,370
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable common shares	Par value - redeemable common shares	Additional paid-in capital - redeemable common shares	Redeemable noncontrolling interests
Balances as of December 31, 2022	198,044	$198	$1,763,061	$(114,680)	$56,094	$84,008	$1,788,681	—	$—	$—	$2,034
Issuance of common shares under distribution reinvestment plan	2,636	3	22,490	—	—	—	22,493	—	—	—	—
Repurchases of common shares	(5,811)	(6)	(50,877)	—	—	—	(50,883)	—	—	—	—
Proceeds from shares transferred	1	—	—	—	—	—	—	—	—	—	—
Deferred sales commissions	—	—	—	(2,784)	—	—	(2,784)	—	—	—	—
Shareholder distributions	—	—	—	(109,993)	—	—	(109,993)	—	—	4	—
Other comprehensive loss, net of tax	—	—	—	—	(10,162)	—	(10,162)	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	144,860	144,860	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(15,748)	(15,748)	—	—	—	(674)
Buyout of noncontrolling interests	—	—	757	—	—	(1,621)	(864)	—	—	—	—
Earnout Share participation	3,730	4	32,786	—	—	—	32,790	—	—	—	—
Share-based compensation expense	22	—	9,486	—	—	—	9,486	—	—	—	—
Reclassification of participating Earnout Shares to temporary equity	(131)	—	(1,139)	54	—	—	(1,085)	131	—	1,085	—
Reclassification of Class P-I shares to temporary equity	(742)	(1)	(6,504)	349	—	—	(6,156)	742	1	6,156	—
Other noncontrolling interest activity	—	—	—	—	—	(689)	(689)	—	—	—	—
Net (loss) income	—	—	—	(79,471)	—	(96,935)	(176,406)	—	—	—	819
Balances as of December 31, 2023	197,749	$198	$1,770,060	$(306,525)	$45,932	113,875	$1,623,540	873	$1	$7,245	$2,179
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of May 19, 2022	177,455	$177	$1,574,042	$(30,480)	$—	$72,780	$1,616,519	$2,034
Consolidation of Greenbacker Development Opportunities Fund I, LP	—	—	—	—	—	45,446	45,446	—
Deconsolidation of Greenbacker Development Opportunities Fund I, LP	—	—	—	22	—	(66,215)	(66,193)	—
Consolidation of Greenbacker Development Opportunities Fund I GP	—	—	—	—	—	533	533	—
Issuance of common shares as consideration transferred for Acquisition	24,393	25	214,902	—	—	—	214,927	—
Issuance of common shares under distribution reinvestment plan	1,790	2	15,645	—	—	—	15,647	—
Repurchases of common shares	(5,615)	(6)	(49,400)	—	—	—	(49,406)	—
Other capital activity	16	—	968	130	—	—	1,098	—
Deferred sales commissions	—	—	—	(8,755)	—	—	(8,755)	—
Shareholder distributions	—	—	—	(74,873)	—	—	(74,873)	—
Other comprehensive income	—	—	—	—	56,094	—	56,094	—
Contributions from noncontrolling interests, net	—	—	—	—	—	104,848	104,848	—
Distributions to noncontrolling interests	—	—	—	—	—	(13,945)	(13,945)	—
Share-based compensation expense	5	—	6,904	—	—	—	6,904	—
Net loss	—	—	—	(724)	—	(59,439)	(60,163)	—
Balances as of December 31, 2022	198,044	$198	$1,763,061	$(114,680)	$56,094	$84,008	$1,788,681	$2,034
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Cash Flows from Operating Activities
Net loss	$(175,587)	$(60,163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	133,803	49,678
Impairment of long-lived assets	59,294	—
Share-based compensation expense	11,248	6,904
Changes in fair value of contingent consideration	(603)	2,100
Amortization of financing costs and debt discounts	6,711	2,476
Amortization of interest rate swap contracts	6,750	1,709
Change in fair value of interest rate swaps	(17,763)	249
Realized (gain) loss on interest rate swaps	(2,428)	1,322
Change in fair value of investments	(932)	(398)
Deferred income taxes	(21,548)	3,005
Other	5,743	1,553
Changes in operating assets and liabilities:
Accounts receivable	(2,959)	7,641
Current and noncurrent derivative assets	56,696	—
Other current and noncurrent assets	(10,661)	(5,209)
Accounts payable and accrued expenses	14,891	(2,723)
Operating lease liabilities	(1,290)	32
Other current and noncurrent liabilities	1,036	3,519
Net cash provided by operating activities	62,401	11,695

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(360,650)	(393,257)
Deposits returned (paid) for property, plant and equipment, net	8,138	(16,450)
Purchases of investments	(5,298)	(34,801)
Sales of investments	3,906	—
Loans made to other parties	—	(48,238)
Receipts of notes receivable to other parties	30,725	17,467
Cash acquired from Acquisition and consolidation of GDEV, net	—	1,714
Proceeds from sale of investment in and deconsolidation of GDEV	—	5,467
Net cash used in investing activities	(323,179)	(468,098)

Cash Flows from Financing Activities
Shareholder distributions	(87,597)	(51,525)
Return of collateral paid for swap contract	1,735	11,827
Repurchases of common shares	(82,719)	(17,207)
Deferred sales commissions	(3,486)	(1,852)
Contributions from noncontrolling interests	144,895	104,550
Distributions to noncontrolling interests	(17,498)	(11,151)
Proceeds from borrowings	425,532	499,654
Payments on borrowings	(351,764)	(81,621)
Proceeds from failed sale-leaseback	240,969	—
Payments for loan origination costs	(11,447)	(12,167)
Other capital activity	(865)	1,144
Net cash provided by financing activities	257,755	441,652

Net decrease in Cash, cash equivalents and Restricted cash	(3,023)	(14,751)
Cash, cash equivalents and Restricted cash at beginning of period*	190,698	205,449
Cash, cash equivalents and Restricted cash at end of period	$187,675	$190,698
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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These Notes to the Consolidated Financial Statements were prepared under the Non-Investment Basis as of December 31, 2023 and December 31, 2022 and for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022. All references to the “Company” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
Note 1. Organization and Operations of the Company
Organization
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through GCM investment management services to funds within the sustainable infrastructure and renewable energy industry. As of December 31, 2023, the Company’s fleet comprised 435 renewable energy projects with an aggregate power production capacity of approximately 3.3 GW, which includes operating capacity of approximately 1.5 GW and pre-operational capacity of approximately 1.8 GW. As of December 31, 2023, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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
Refer to Note 3. Acquisitions for further details.

Note 2. Significant Accounting Policies
Basis of Presentation
Since inception and prior to the Acquisition, the Company’s historical financial statements were prepared using the investment company basis of accounting in accordance with ASC 946. ASC 946, or Investment Basis, requires that if there is a subsequent change in the purpose and design of an entity, the entity should reevaluate its status as an investment company. As a result of the Acquisition and other steps taken by the Company to transition the focus of the Company’s business from being an investor in clean energy projects to a diversified independent power producer coupled with an investment management business, the Company no longer exhibits the fundamental characteristics of, and no longer qualifies as, an investment company. The Company discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively in accordance with Non-Investment Basis as of the date of the change in status, or May 19, 2022 (the closing date of the Acquisition). In accordance with ASC 946, the fair value of an investment at the date of the change in status shall be the investment’s initial carrying amount on a Non-Investment Basis.
The Company's Consolidated Financial Statements for the periods beginning on May 19, 2022 are prepared on a consolidated, Non-Investment Basis to include the financial position, results of operations, and cash flows of the Company and its consolidated subsidiaries rather than on an Investment Basis. This change in status and the accompanying accounting policies affect the comparability of the Consolidated Financial Statements as of and for the historical periods as presented in this Annual Report.
As such, this Annual Report includes the following:
Non-Investment Basis
•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Operations for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022
•Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022
•Consolidated Statements of Equity for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022
•Consolidated Statements of Cash Flows for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022
•Notes to the Consolidated Financial Statements
Investment Basis
•Consolidated Statement of Operations for the period from January 1, 2022 through May 18, 2022
•Consolidated Statement of Changes in Net Assets for the period from January 1, 2022 through May 18, 2022
•Consolidated Statement of Cash Flows for the period from January 1, 2022 through May 18, 2022
•Notes to the Consolidated Financial Statements
The Company presents amounts in the Consolidated Financial Statements in thousands within tables and millions within text (unless otherwise specified), and calculates all percentages and per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, cross foot, or recalculate based on reported numbers due to rounding. Prior period amounts have been updated to be presented in thousands and differences to prior filings are due to rounding.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on prior periods’ results.

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
•Certain footnotes have been changed or removed to reflect conformity with applicable U.S. GAAP under a Non-Investment Basis; and
•The Company re-evaluated its interests in all entities to determine whether they are variable interests, and re-evaluated its investments, including its investments in partially owned entities, to determine if they are VIEs, as required under ASC Topic 810, Consolidation (“ASC 810”). The Company also re-evaluated consolidation considerations for all of its investments in VIEs and partially owned entities as required under ASC 810. Applicable disclosures related to VIEs and other partially owned entities have been included in these Notes to the Consolidated Financial Statements.

Prior to the May 19, 2022 change in status, the Company recorded its investments in the renewable energy projects at fair value and recorded the changes in fair value as an unrealized gain or loss. In accordance with ASC 946, the fair value of an investment at the date of the change in status shall be the investment's initial carrying amount on a Non-Investment Basis. Upon the change in status, this fair value accounting is no longer applicable, and the Company now presents the underlying assets and liabilities of its subsidiaries on a consolidated basis in accordance with the applicable U.S. GAAP. The following is a summary of the allocation of the net assets of the Company as of the date of the change in status, May 19, 2022:

(in thousands)	May 19, 2022
Total members’ equity (net assets)	$1,543,740
Plus: Fair value of redeemable noncontrolling interests and noncontrolling interests	74,814
Total net assets of the Company	$1,618,554

Assets
Cash, cash equivalents and Restricted cash	$205,449
Other current assets	103,875
Total current assets	309,324
Property, plant and equipment	1,522,995
Intangible assets	465,375
Investments, at fair value	90,425
Derivative assets	118,548
Other noncurrent assets	36,361
Total noncurrent assets	2,233,704
Total assets	2,543,028

Liabilities
Accounts payable and accrued expenses	$59,522
Other current liabilities	67,618
Total current liabilities	127,140
Long-term debt, net	501,200
Out-of-market contracts	229,576
Other noncurrent liabilities	66,558
Total noncurrent liabilities	797,334
Total liabilities	924,474

Total members’ equity, redeemable noncontrolling interests and noncontrolling interests	$1,618,554
The Company recognizes and measures its RNCI, Derivative assets (current and noncurrent) and Investments, at fair value. Refer to Note 17. Noncontrolling Interests and Redeemable Noncontrolling Interests, Note 12. Derivative Instruments and Note 6. Fair Value Measurements and Investments for further information surrounding fair value approach and inputs used.
As discussed below, the Company adopted ASC 842 as of January 1, 2022. On May 19, 2022, the Company also recognized operating lease, or ROU, assets of $95.1 million, operating lease liabilities, current of $1.2 million and operating lease liabilities, noncurrent of $93.5 million of its subsidiaries that were formerly part of the Company’s investments. The ROU asset and lease liability balances in the May 19, 2022 allocation are not included in the table above. See Note 10. Leases for further details on the ROU assets and lease liabilities recognized at May 19, 2022.
Basis of Consolidation
The Consolidated Financial Statements and related notes have been presented on the Non-Investment Basis of accounting in accordance with U.S. GAAP and in conformity with the rules and regulations of the SEC applicable to financial information. The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and those of its subsidiaries in which it has a controlling financial and/or voting interest. All intercompany balances and transactions have been eliminated in consolidation. The Company determines whether it has a controlling interest in an entity by first evaluating whether the entity is a VIE under U.S. GAAP as discussed further below.

In connection with the Acquisition, the Company consolidated the results of operations and financial position of GDEV during the period from May 19, 2022 through November 17, 2022. Management determined that GDEV is an investment company under ASC 946 for the purposes of financial reporting. In accordance with ASC 946, when an investment company’s results of operations are consolidated with and into the financial statements of a company that does not follow ASC 946, the results of operations and statement of financial position of the investment company shall continue to be presented in accordance with ASC 946. As such, in the preparation of the Consolidated Financial Statements during the period May 19, 2022 through November 17, 2022, GDEV was presented in the Consolidated Financial Statements of the Company utilizing ASC 946 accounting requirements. ASC 946 requires investments of an investment company to be recorded at the estimated fair value in the Consolidated Balance Sheets and the unrealized gains and/or losses in an investment’s fair value to be recognized on a current basis in the Consolidated Statements of Operations. On November 18, 2022, GREC sold its investment in GDEV to an unrelated third party for total purchase consideration of $5.7 million. The Company realized a gain on sale of this investment in the amount of $0.3 million, which is included in Other expense, net on the Consolidated Statements of Operations. The Company has determined as a result of the sale of GREC’s investment in GDEV that it is no longer the primary beneficiary of GDEV. As a result, as of November 18, 2022, GDEV is no longer considered a consolidated subsidiary of the Company, and therefore its financial position is not included on the Consolidated Balance Sheets as of December 31, 2022. Further, the revenue, expenses and income of GDEV are only included within the Company’s Consolidated Statements of Operations for the period May 19, 2022 through November 17, 2022, the date of the deconsolidation. Additionally, the results of operations and financial position of GDEV GP, which GREC has a controlling voting interest in and whose operations are exclusively related to its role as the general partner of GDEV, are no longer eliminated in consolidation beginning with the deconsolidation on November 18, 2022.
The following table summarizes the impact of the sale and deconsolidation of GDEV as of November 18, 2022 on the Consolidated Financial Statements:

(in thousands)	Balances Prior to Deconsolidation	Impact of Sale and Deconsolidation	November 18, 2022
Assets
Current assets:
Cash and cash equivalents	$191	$5,467	$5,658
Other current assets	84	164	248
Total current assets	$275	$5,631	$5,906
Noncurrent assets:
Investments, at fair value	$73,632	$(71,658)	$1,974
Total noncurrent assets	73,632	(71,658)	1,974
Total assets	$73,907	$(66,027)	$7,880

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Other current liabilities	120	(120)	—
Total current liabilities	120	(120)	—
Total liabilities	$120	$(120)	$—
Equity:
Greenbacker Renewable Energy Company LLC controlling interest	$7,594	$—	$7,594
Accumulated deficit	(22)	308	286
Noncontrolling interests	66,215	(66,215)	—
Total equity	$73,787	$(65,907)	$7,880
Total liabilities, redeemable noncontrolling interests and equity	$73,907	$(66,027)	$7,880
Variable Interest Entities
The Company assesses entities for consolidation in accordance with ASC 810. The Company first considers whether an entity is considered a VIE and therefore whether to apply the VIE model. Entities that do not qualify as VIEs are evaluated for consolidation as voting interest entities (“VOE”) under the voting interest model. The Company consolidates all VIEs in which it holds a controlling financial interest, and all VOE that it controls through a majority voting interest or through other means. The Company evaluates whether an entity is a VIE upon acquisition of ownership interest or when reconsideration events occur as outlined per ASC 810.

The consolidation guidance requires an analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company’s has a controlling financial interest. An entity is a VIE if any one of the following conditions exists: (i) the legal entity does not have sufficient equity investment at risk, (ii) the equity investors at risk, as a group, lack the characteristics of a controlling financial interest, or (iii) the legal entity is structured with disproportionate voting rights.
A controlling financial interest is defined as (i) the power to direct the activities of a VIE that most significantly impact the VIEs economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Refer to Note 5. Variable Interest Entities for further details.
Equity Method Investments
When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting. The Company has elected the fair value option for each of its equity method investments. The Company reflects changes in the fair value of its equity method investments in Unrealized gain on investments, net on the Consolidated Statements of Operations. Dividend income is recorded in Other revenue on the Consolidated Statements of Operations as of the date that dividends are declared by the investee. The value of the Company's equity method investments is recorded to Investments, at fair value on the Consolidated Balance Sheets. On the Consolidated Statements of Cash Flows, the Company classifies distributions received from its investees using the “nature-of-the-distribution” approach. Quarterly operating distributions are classified as cash provided from operating activities, while distributions representing proceeds from the sale of property, plant, or equipment or membership interests in subsidiaries of the investees are classified as cash provided from investing activities.
Refer to Note 5. Variable Interest Entities and Note 6. Fair Value Measurements and Investments for further details.
Noncontrolling Interests, Redeemable Noncontrolling Interests and Hypothetical Liquidation at Book Value
NCI represents the portion of the Company’s net income (loss), net assets and comprehensive income (loss) that is not allocable to the Company as they represent third-party interests in the net assets of the respective entity and are based on the contractual allocations within the respective operating agreement or allocated to NCI attributable to the limited partner investors.
For certain NCI when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, the Company considers ASC Topic 970, Real Estate - General, and applies the HLBV method of reporting. Under the HLBV method, the amounts of income and loss attributed to the NCI reflect the changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership, as determined under U.S. GAAP. The third-party noncontrolling interests in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss), if applicable, are determined based on the difference in the carrying amounts of NCI on the Consolidated Balance Sheets between reporting dates, adjusted for any capital transactions between the Company and third-party investors that occurred during the respective period.
The Company accounts for the portion of net assets in the consolidated entities attributable to the noncontrolling investors as RNCI or NCI in its Consolidated Financial Statements. NCI is measured using the HLBV method and RNCI is measured using the greater of the estimated redemption value or HLBV method. NCI in subsidiaries that are redeemable at the option of the NCI holder are classified as RNCI on the Consolidated Balance Sheets.
Refer to Note 17. Noncontrolling Interests and Redeemable Noncontrolling Interests for further details.
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
Restricted Cash

Restricted cash consists of cash accounts used as collateral for letters of credit and requirements for financial institutional loans and purchase and sale agreements that are restricted for use on certain of the Company’s renewable energy projects.
Supplemental Cash Flow Information
The following table provides a reconciliation of cash and cash equivalents and restricted cash as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$96,872	$143,224
Restricted cash, current	85,235	47,474
Restricted cash	5,568	—
Total cash and cash equivalents and restricted cash	$187,675	$190,698
The following table presents information regarding the Company’s non-cash investing and financing activities as well as the cash paid for interest for the year ended December 31, 2023 and for the period from May 19, 2022 through December 31, 2022:

(in thousands)	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Non-cash investing and financing activities
Deferred sales commission payable	$10,270	$10,973
Redemptions payable	361	32,198
Distribution payable to shareholders	7,606	7,703
Capital expenditures incurred but not paid	38,009	24,284
Non-cash distributions to noncontrolling interests	2,293	2,794

Cash paid for
Interest paid, net of amounts capitalized	$23,608	$12,988
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. Accounts receivable also include unbilled accounts receivable, which is comprised of the monthly power generated under PPAs not yet invoiced. The Company reviews its accounts receivable for collectability and records an allowance for doubtful accounts for estimated uncollectible accounts receivable as deemed necessary. Accounts receivable are written off when they are no longer deemed collectible. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience and other currently available evidence of the collectability and the aging of accounts receivable. The underlying assumptions, estimates and assessments the Company uses to provide for losses are updated to reflect the Company’s view of current conditions. Changes in such estimates could significantly affect the allowance for losses. It is possible the Company will experience credit losses that are different from the Company’s current estimates. Based on the Company’s assessment performed as of December 31, 2023 and 2022, the allowance for doubtful accounts recorded was not material.
Fair Value Measurements
ASC Topic 820, Fair Value Measurements (“ASC 820”), prioritizes the use of market-based inputs over entity-specific inputs and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation. The three levels of valuation hierarchy are defined as follows:
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

Asset Class	Useful Lives (Years)
Solar energy systems	35 years
Wind energy systems	30 years
Battery storage systems	10 years
All costs directly related to the acquisition, development, and construction of long-lived assets are capitalized, including taxes and insurance incurred during the construction phase. A portion of interest costs, including amortization of debt issuance and financing costs associated with the generation facilities’ financing arrangements, are capitalized during construction. Development costs include the project development costs, which are expensed until it is probable that commercial success will be achieved. Once the assets are placed into service, all of the capitalized costs are depreciated over the estimated useful lives of the assets.
Refer to Note 8. Property, Plant and Equipment for further details.
Goodwill
Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration, over the assigned fair values of the identifiable net assets acquired. Goodwill is not amortized and is tested for impairment at least on an annual basis during the fourth quarter or more frequently if facts or circumstances indicate that the goodwill might be impaired. In assessing goodwill for impairment, the Company may elect to use a qualitative assessment to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the Company determines it is not more likely than not that the fair value of goodwill is less than its carrying amount, the Company will not be required to perform any additional tests in assessing goodwill for impairment. If the Company concludes otherwise, or elects not to perform the qualitative assessment, then the Company will be required to perform the quantitative impairment test. If the estimated fair value of the reporting unit is less than its carrying value, the Company performs additional quantitative analysis to determine if the reporting unit’s goodwill has been impaired. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.
Refer to Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details.
Amortizable and Other Intangible Assets and Out-of-market Contracts
Contract-based intangible assets, including intangible assets and liabilities (out-of-market contracts) associated with PPA and REC agreements, represent the value of rights that arise from contractual arrangements. When the Company acquires a project with an existing PPA or REC agreement in an asset acquisition or business combination, and the terms of the contract are favorable or unfavorable relative to market terms, the Company recognizes intangible assets or liabilities in its accounting for the acquisition. In addition, in the Company’s accounting for the transition from the Investment Basis to the Non-Investment Basis, the Company identified and recorded contract-based intangible assets and liabilities associated with its existing PPA and REC agreements, as applicable. The Company amortizes identifiable intangible assets consisting of channel partner relationships, out-of-market PPAs, out-of-market REC contracts and trademarks because these assets have finite lives. The Company’s amortizable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized over their estimated useful lives.
The contract-based intangible assets and liabilities (out-of-market contracts) associated with PPA and REC agreements for which the fair value has been determined to be less (more) than market are amortized to revenue over the term of each underlying contract on a straight-line basis.

The Company capitalizes implementation costs related to cloud computing (i.e., hosting) arrangements that are accounted for as a service contract that meets the accounting requirement for capitalization as such implementation costs were incurred to develop or utilize internal-use software hosted by a third-party vendor. The capitalized implementation costs are recorded as part of Other noncurrent assets on the Consolidated Balance Sheets and is amortized over the length of the service contract within Direct operating costs on the Consolidated Statements of Operations.
Refer to Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details.
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
For the year ended December 31, 2023, the Company recognized impairment of long-lived assets of $59.3 million associated with a certain renewable energy asset of which $7.3 million was associated with the plant and equipment asset, and the remainder of which was associated with the favorable PPA contract. Refer to Note 8. Property, Plant and Equipment and Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details. The Company did not recognize any impairment charges on long-lived assets for the period from May 19, 2022 through December 31, 2022.
Notes Receivable
The Company’s notes receivable consists of loans made by the Company, who serves as the debt holder, to different entities serving as borrowers, as a way to finance the development and construction of renewable energy projects. The Company accounts for its notes receivable in accordance with ASC Topic 310, Receivables (“ASC 310”).
In accordance with ASC 310, notes receivable held for investment are reported on the balance sheet at their amortized cost basis. The amortized cost basis is the amount at which a financing receivable or investment is originated or acquired, adjusted for applicable accrued interest, accretion, or amortization of premium, discount, and net deferred fees or costs, or other adjustments. The Company's notes receivable were all issued at their respective principal amounts. Interest income will be recognized based on the contractual rate in the loan agreement and any premium or discount will be amortized to interest income using the effective interest rate method. Further, for loans where paid-in-kind interest at the election of the borrower is present and for loans where the rate of interest changes over the life of the loan, such interest rate features will be considered and included in the effective interest rate calculation and recognition of interest income.
The Company classifies its loans on a current (due within 12 months of reporting date) and long term (due in excess of 12 months from reporting date) basis in accordance with stated maturity dates.
Interest income from the notes receivable represents operating income from ordinary business activities and is presented as Other revenue on the Consolidated Statements of Operations.
Refer to Note 7. Notes Receivable and Note 4. Revenue for further details.
Allowance for Credit Losses
The Company establishes a notes receivable loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of each note receivable within the portfolio and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the notes receivable loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral, if any. For the year ended December 31, 2023, the Company recorded notes receivable loss reserves of $2.0 million. The Company did not record a loss reserve for the year ended December 31, 2022.
Debt Issuance, Deferred Financing Costs and Debt Discount
Deferred financing costs are amortized over the term of the Company’s financing arrangements using the effective interest method as a component of interest expense. Unamortized deferred financing costs are reflected as an offset to the scheduled principal payments and are presented as a reduction of Long-term debt, net of current portion, on the Consolidated Balance Sheets. Unamortized deferred financing costs related to unfunded commitments are recorded within Other noncurrent assets on the Consolidated Balance Sheets.

As a result of the change in status from the Investment Basis to the Non-Investment Basis, the Company recorded a debt discount given that the fair value of the majority of its debt facilities was lower than the outstanding principal balance. The total debt discount recorded on May 19, 2022, the date of the change in status, was $29.6 million. Unamortized debt discounts are reflected as an offset to the scheduled principal payments and are presented as a reduction to Long-term debt, net of current portion on the Consolidated Balance Sheets.
Refer to Note 11. Debt for further details.
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
Refer to Note 3. Acquisitions for further details.
Segment Information
ASC Topic 280, Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise where discrete financial information is available and evaluated regularly by the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company manages its business as two operating segments and two reportable segments. Segment information is consistent with how the CODM reviews the business, makes resource allocation decisions, and assesses performance. Refer to Note 21. Segment Reporting for further details.
Distribution Policy
Distributions to members, if any, will be authorized and declared quarterly by the board of directors of the Company (the “Board of Directors”) in advance and paid monthly in the form of cash or shares. From time to time, the Company may also pay interim special distributions in the form of cash or shares, with the approval of the Board of Directors. Distributions will be made on all classes of shares at the same time. The cash or share distributions paid to the shareholder with respect to the Class C, P-S and P-T shares will be lower than the cash or share distributions with respect to the Company’s other share classes because of the distribution fee associated with the Class C, P-S and P-T shares, which is allocated specifically to such classes. Amounts distributed to each class are allocated amongst the holders of the shares in such class in proportion to their shares.
Refer to Note 18. Equity for further details.
Earnings per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common members by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the year, adjusted for the effect of potentially dilutive securities. The Company’s potentially dilutive securities consist of unvested share-based compensation awards calculated using the treasury stock method, unless the effect is anti-dilutive.
Refer to Note 3. Acquisitions and Note 20. Earnings Per Share for further details.

Revenue Recognition
The Company recognizes revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which provides a five-step model for recognizing revenue as follows:
1.Identify the contract
2.Identify performance obligations
3.Determine the transaction price
4.Allocate the transaction price
5.Recognize revenue
The Company has elected as a practical expedient the accounting policy under which it excludes from the transaction price, sales taxes it collects from its customers assessed by governmental authorities. The Company, therefore, reports revenue net of any sales taxes.
Energy Sales
The Company’s revenue is primarily derived from the sale of power under long-term PPAs. The Company’s PPAs generally have a term between 10-30 years. Customers consist of commercial property owners, corporate entities, municipal entities, and utility companies located within the continental United States and Canada. The Company operates solar, wind, biomass, and battery systems.
Certain of these PPAs are accounted for as leases with variable lease payments. ASC Topic 842, Leases (“ASC 842”), requires variable lease payments to be recorded in the period when the changes in facts and circumstances on which the variable lease payments are based occur. See further detail regarding the Company’s PPAs accounted for as leases in Note 10. Leases.
The Company has identified the sale of renewable energy and capacity, and when bundled into the PPA, RECs, as the performance obligations within its PPAs. The Company transfers control of the electricity and capacity over time, and the customer simultaneously receives and consumes the benefits provided by the Company’s performance as it performs. The RECs bundled into PPAs are generated upon generation of renewable power from our renewable energy-generating assets. Accordingly, the Company has concluded that the sale of electricity, capacity, and when included in the contract, RECs, represent series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. Each distinct transfer of electricity in kWh that the Company promises to transfer to the customer meets the criteria to be a performance obligation satisfied over time. The Company recognizes revenue based on the amount metered and invoiced on the basis of the contract prices multiplied by kWh delivered. The Company applies the invoicing practical expedient in circumstances where the amount of revenue recognized is determined based on the output produced.
Renewable Energy Credits Sales and Other Incentives
The Company has concluded the sale of RECs performance obligation that are not required to be generated by a specific renewable energy-generating asset is satisfied at the point in time in which control is transferred to the customer, which may be upon delivery of the attributes or delivery of the related renewable energy, dependent on whether the contract number of RECs is a fixed amount or based upon the amount of power generated. This represents the point in time where the Company has a present right to payment and the customer has significant risks and rewards related to ownership of the RECs.
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
Interest Revenue
Interest revenue relates to the Company's secured loans to developers within the renewable energy industry. To the extent the Company expects to collect such amounts, interest revenue is recorded on an accrual basis. If there is reason to doubt an ability to collect such interest, interest receivable on loans is not accrued for accounting purposes. Original issuance discounts, market discounts or market premiums are accreted or amortized using the effective interest method as interest revenue. Prepayment premiums on loans are recorded as interest revenue when received. Any application, origination or other fees earned by the Company in arranging or issuing debt are amortized over the expected term of the loan.
Loans are placed on non-accrual status when there is a reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as revenue or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are generally restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current.
Refer to Note 4. Revenue for further details.
Asset Retirement Obligations
Asset retirement obligations (“AROs”), are accounted in accordance with ASC Topic 410-20, Asset Retirement Obligations (“ASC 410-20”). AROs associated with long-lived assets included within the scope of ASC 410-20 are those for which a legal obligation exists under enacted laws, statutes, and written or oral contracts, including obligations arising under the doctrine of promissory estoppel, and for which the timing and/or method of settlement may be conditional on a future event. ASC 410-20 requires an entity to recognize the fair value of a liability for an ARO in the period in which it is incurred and a reasonable estimate of fair value can be made.
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
Refer to Note 13. Asset Retirement Obligations for further details.
Deferred Sales Commissions
The Company defers certain costs, principally sales commissions and related compensation, which are paid to the dealer manager and may be reallowed to financial advisors and broker-dealers in the future in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of such shares are recorded as a liability on the date of sale and represent the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of: (1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; (2) the date which approximates an expected liquidity event for the Company; or (3) the expected holding period of the investment. The costs expected to be incurred at the time of the sale of the Class P-T and Class P-S shares are recorded as a liability on the date of sale and represent the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of: (1) the date which approximates an expected liquidity event for the Company; or (2) the expected holding period of the investment. The upfront liability is calculated at the time of sale, using the 85 basis points per annum fee multiplied by the expected holding period of such share. Deferred sales commissions for Class C, P-T and P-S shares are paid monthly, in the form of a reduction to shareholder distributions, to the third-party dealer manager at a rate equal to 1/12th of the 85 basis points per annum fee. The estimated amount of the liability can be updated as management's assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained.

As of December 31, 2023 and 2022, the Company recorded a liability for deferred sales commissions in the amount of $10.3 million and $11.0 million, respectively, of which $3.5 million and $3.7 million, respectively, are included in Other current liabilities and the remaining $6.8 million and $7.3 million, respectively, are included in Other noncurrent liabilities on the Consolidated Balance Sheets.
Share-based Compensation
The Company grants certain share-based compensation awards under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). The grant date fair value for restricted share units granted under the 2023 Equity Incentive Plan is determined based on the MSV of the Company’s Class P-I shares on the business day prior to the grant, reduced by the present value of the expected dividends during the vesting period. Additionally, in connection with the Acquisition, certain of the Earnout Shares that were issued to Group LLC as part of the consideration were subsequently issued by Group LLC to certain employees of the Company in exchange for their employment services post-Acquisition. The Company accounts for these awards in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). Share-based compensation costs are primarily recognized over the applicable requisite service period of the award, generally using the straight-line method. Forfeitures are recorded as incurred.
Refer to Note 3. Acquisitions and Note 19. Share-based Compensation for further details.
Derivative Instruments
ASC Topic 815, Derivatives and Hedging (“ASC 815”), requires companies to recognize all of its derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated under hedge accounting and qualifies as part of a hedging relationship and on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, an entity must designate the hedging instrument based upon the exposure being hedged. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Consolidated Statements of Operations during the current period. The Company only uses derivative financial instruments to the extent necessary to hedge identified business risks and does not hold or issue derivative financial instruments for trading purposes. When there is a master netting agreement with a financial institution, any gain or loss on interest rate swaps with the same financial institution are netted for financial statement presentation.
The Company entered into certain interest rate swaps to manage its interest rate risk and accounts for these as derivative instruments under ASC 815. The Company designates qualifying interest rate derivatives as a hedge of a forecasted transaction of the variability of cash flows to be paid related to a recognized liability under a cash flow hedge. Under a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings and is recorded to the same income statement line item as the hedged item. The changes in the fair value of derivatives that do not qualify for hedge accounting or are not designated as hedging instruments are recognized immediately in current earnings. Cash flows on hedges are classified in the Consolidated Statements of Cash Flows the same as cash flows of the items being hedged.
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
Refer to Note 12. Derivative Instruments for further details.

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
The Company conducts substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to federal, state, provincial, local and foreign income taxes based on income. Accordingly, most of its operations will be subject to federal, state, provincial, local and foreign income taxes in the jurisdictions in which it operates. As of December 31, 2023 and 2022, including territories and provinces, the Company operates in 36 jurisdictions.
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
PTCs are recognized as wind energy from qualified projects is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. The tax benefits of PTCs are recognized as either reductions to current income taxes payable, unless limited by tax law, in which instance they are deferred tax assets with a carry forward period of 20 years. The Company recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service.
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
Under ASC 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. The Company’s contracts determined to be or to contain a lease include explicitly or implicitly identified assets where the lessee has the right to control the use of the assets during the lease term.
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
Future lease payments may include fixed rent escalation clauses or payments that depend on an index (such as the consumer price index). Certain leases require variable lease payments based on the amount of energy generation of the related assets which are recorded in variable lease expense or revenue depending upon whether the Company is the lessee or lessor in the arrangement. Subsequent changes based on an index and other periodic market-rate adjustments to base rent are recorded in Direct operating costs on the Consolidated Statements of Operations in the period incurred.
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
The Company uses its incremental borrowing rate to determine the present value of lease payments as the Company’s leases do not have a readily determinable implicit discount rate. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment.
Upon adoption, the Company recognized ROU assets and lease liabilities for operating leases in the amount of $0.2 million and $0.2 million, respectively, related to office leases where the Company was the lessee as of January 1, 2022. The remainder of the Company’s leases as of December 31, 2023 were acquired in the Acquisition, recognized as part of the transition to a Non-Investment Basis, or entered into subsequent to May 19, 2022. The cumulative effect adjustment recorded to the opening balance of retained earnings upon adoption was not material to the Consolidated Balance Sheet.
Refer to Note 10. Leases for further details.
Risks and Uncertainties
The Company’s business and the success of its strategies are affected by global and national economic, political and market conditions generally and also by the local economic conditions where its assets are located. Certain external events such as public health crises (such as COVID-19), natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, and the more recent conflict between Israel and Hamas, have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns. In response to inflationary pressure, the Federal Reserve and other global central banks raised interest rates in 2022 and 2023. The full impact of such external events on the financial and credit markets and consequently on the Company’s future financial conditions and results of operations is uncertain and cannot be fully predicted. The Company will continue to monitor these events and will adjust its operations as necessary.
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
The Company determines which customers, if any, comprise over ten percent of either revenue or accounts receivable. The Company had no customers from which revenue was over ten percent of total revenue for the year ended December 31, 2023. The Company had one customer from which revenue was 11.8% of total revenue for the period from May 19, 2022 through December 31, 2022. As of December 31, 2023, the Company had one customer from which the receivable balance was 24.4% of total accounts receivable. No one customer receivable balance represented ten percent or more of accounts receivable as of December 31, 2022.
Refer to Note 12. Derivative Instruments and Note 4. Revenue for further details.

Recently Issued Accounting Pronouncements
Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), subsequently amended by ASU No. 2018-19 and ASU No. 2019-10, which provides financial statement users with more useful information about the current expected credit losses and changes how entities measure credit losses on financial instruments and the timing of when such losses are recognized by utilizing a lifetime expected credit loss measurement. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.
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
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its CODM uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is still evaluating the impact of this ASU and the impact on its Condensed Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. For public business entities, the amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The Company is still evaluating the impact of this ASU and the impact on its Consolidated Financial Statements and related disclosures.
Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB Accounting Standards Codification. ASUs issued which are not specifically listed above were assessed and have already been adopted in a prior period or determined to be either not applicable or are not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Note 3. Acquisitions
2023 Transactions
For acquisitions in which the Company acquires assets, including intangible assets, and assumes liabilities that do not constitute a business, the amount of the purchase consideration is equal to the fair value of the net assets acquired. The purchase consideration, including transaction costs, is allocated to the individual assets and liabilities assumed based on their relative fair values.
During the year ended December 31, 2023, the Company acquired membership interests in 18 renewable energy projects, all of which were either in development or under construction, for a total consideration of $41.4 million. The purchase price of the assets acquired during the year ended December 31, 2023 was allocated on a relative fair value basis to the assets acquired. For the year ended December 31, 2023, $37.1 million and $4.3 million were allocated to Property, plant and equipment, net and Intangible assets, net, respectively, on the Consolidated Balance Sheets. Intangible assets acquired were favorable PPA assets with a weighted-average amortization period of 21.6 years.
2022 Transactions
Management Internalization
On May 19, 2022, the Company completed a management internalization transaction pursuant to which it acquired substantially all of the business and assets including intellectual property and personnel of its external advisor, GCM, Greenbacker Administration and GDEV GP (collectively, the “Acquired Entities”). All of the acquired business and assets were immediately thereafter contributed by the Company to GREC. Additionally, as a result of the Acquisition, the Company acquired a controlling interest in GDEV and, as such, in connection with the Acquisition, consolidated the results of operations and financial position of GDEV. Refer to Note 2. Significant Accounting Policies and Note 5. Variable Interest Entities for additional discussion, including the subsequent deconsolidation of GDEV.
The Acquisition was implemented under the terms of the Contribution Agreement, dated as of May 19, 2022, by and between the Company and GCM’s former parent, Group LLC, a subsequent contribution agreement between the Company and GREC pursuant to which all the acquired businesses and assets were immediately contributed by the Company to GREC, and certain related agreements.
In connection with the Acquisition, Group LLC received consideration of 24.4 million Class P-I common shares, par value $0.001 per share (the “Class P-I shares”) and 13.1 million of a newly created class of common shares of the Company designated as the Earnout Shares, par value $0.001 per share. The number of Class P-I shares issued in the transaction was based on $8.798 per Class P-I share, the last reported net asset value published by the Company on March 31, 2022 (or an aggregate value of $214.4 million, net of seller related deal fees and expenses paid by the Company). In accordance with ASC 805, the Company is required to determine the fair value of consideration transferred as of the Acquisition close date of May 19, 2022, which value was determined to be $8.81 per Class P-I share (or an aggregate value of $214.7 million, net of seller related deal fees and expenses paid by the Company). In December 2022, the consideration was finalized, and 27.9 thousand additional Class P-I shares (or an aggregate value of $0.2 million, net of seller related deal fees and expenses paid by the Company) were issued to Group LLC.
The Earnout Shares are divided into three separate series, designated as “Tranche 1 Earnout Shares,” “Tranche 2 Earnout Shares,” and “Tranche 3 Earnout Shares.” The Earnout Shares comprised 4.4 million Tranche 1 Earnout Shares, 4.4 million Tranche 2 Earnout Shares, and 4.4 million Tranche 3 Earnout Shares (consisting of 0.4 million Class A Tranche 3 Earnout Shares and 4.0 million Class B Tranche 3 Earnout Shares). All of the Earnout Shares except for the Class B Tranche 3 Earnout Shares were considered purchase consideration in the Acquisition (see below under “Share-based compensation” for further discussion of the Class B Tranche 3 Earnout Shares). Each separate series of Earnout Shares initially do not have the right to participate in any distributions payable by the Company. However, upon the achievement of separate benchmark quarter-end run-rate revenue targets applicable to each series, or upon the occurrence of certain liquidity events, each series of Earnout Shares can become “Participating Earnout Shares.” The run-rate revenue of the Company or GREC (the “Run Rate Revenue”) upon which the benchmark targets are based is determined primarily by the calculation of third-party management fee revenue during each quarter and additional capital raised from the closing of the Acquisition through December 31, 2025 (as may be extended to December 31, 2026 upon the achievement of certain Run Rate Revenue targets).

The Earnout Shares may become Participating Earnout Shares as follows: (i) if the Run Rate Revenue during any calendar quarter exceeds $8.3 million but is less than $12.5 million, 2.9 million of the Tranche 1 Earnout Shares will automatically achieve the status of Participating Earnout Shares, with the balance of such Tranche 1 Earnout Shares becoming Participating Earnout Shares ratably up to $12.5 million of Run Rate Revenue, and if the Run Rate Revenue during any calendar quarter equals or exceeds $12.5 million, 100% of the Tranche 1 Earnout shares will automatically achieve the status of Participating Earnout Shares; (ii) if the Run Rate Revenue during any calendar quarter exceeds $16.7 million but is less than $25.0 million, 2.9 million of the Tranche 2 Earnout Shares will automatically achieve the status of Participating Earnout Shares, with the balance of such Tranche 2 Earnout Shares becoming Participating Earnout Shares ratably up to $25.0 million of Run Rate Revenue, and if the Run Rate Revenue during any calendar quarter equals or exceeds $25.0 million, 100% of the Tranche 2 Earnout shares will automatically achieve the status of Participating Earnout Shares; and (iii) if the Run Rate Revenue during any calendar quarter exceeds $25.0 million but is less than $37.5 million, the Class A Tranche 3 Earnout Shares and 2.5 million of the Class B Tranche 3 Earnout Shares will automatically achieve the status of Participating Earnout Shares, with the balance of such Class B Tranche 3 Earnout Shares becoming Participating Earnout Shares ratably up to $37.5 million of Run Rate Revenue, and if the Run Rate Revenue during any calendar quarter equals or exceeds $37.5 million, 100% of the Tranche 3 Earnout shares will automatically achieve the status of Participating Earnout Shares.
Upon achieving Participating Earnout Share status, such Earnout Shares will become entitled to priority allocations of profits and increases in value from the Company, and will (i) have equivalent economic and other rights as the Class P-I shares of the Company, (ii) vote together as a single class with the Class P-I shares on all matters submitted to holders of Class P-I shares generally, (iii) not have separate voting rights on any matters (other than amendments to the terms of the Participating Earnout Shares that affect such Participating Earnout Shares adversely and in a manner that is different from the terms of the Class P-I shares), and (iv) have the right to participate in all distributions payable by the Company, as if they were, and on a pari passu basis with, the Class P-I shares, subject to, with respect to (i) and (iv), the allocation of sufficient amounts to the Earnout Shares. At its election, a holder may convert its Participating Earnout Shares into Class P-I shares after the holder’s Earnout Shares have been allocated sufficient profits or increases of value from the Company. Refer to Note 18. Equity for additional details.
The aggregate purchase consideration transferred from the Company to Group LLC in exchange for the equity interests in the Acquired Entities totaled $335.0 million assuming the then share price of $8.798 per share, the last reported net asset value published by the Company on March 31, 2022. In accordance with ASC 805, the Company is required to determine the fair value of consideration transferred as of the Acquisition close date of May 19, 2022. The aggregate purchase consideration is valued at $294.1 million, which was paid in the form of the Class P-I shares (“Equity consideration” in the table below) and all of the Earnout Shares, except for the Class B Tranche 3 Earnout Shares (“Contingent consideration” in the table below) as described above. As of the Acquisition close date, the fair value of the Class P-I shares was determined to be $8.81 per Class P-I share. As of the Acquisition close date, the fair value of the contingent consideration was estimated to be $73.6 million, which is included in Contingent consideration on the Consolidated Balance Sheets. The Earnout Shares included in purchase consideration were classified as contingent consideration liabilities and are subject to recurring fair value measurements. As of December 31, 2023 and 2022, the fair value of the contingent consideration was $42.3 million and $75.7 million, respectively. The $33.4 million total change of the contingent consideration consists of a $0.6 million decrease in fair value and a $32.8 million change due to 3.7 million shares becoming participating in 2023. The total change in fair value of contingent consideration is included in General and administrative expenses on the Consolidated Statements of Operations. The following is a summary of the purchase consideration, as well as the fair value of the NCI in GDEV GP and GDEV at the acquisition date:

(in thousands)	May 19, 2022	Adjustments	May 19, 2022 as Adjusted
Fair value of consideration transferred:
Equity consideration	$214,927	$—	$214,927
Contingent consideration	73,600	—	73,600
Assumed expenses of Group LLC	6,227	—	6,227
Assumed debt (paid at closing)	1,500	—	1,500
Extinguishment of liabilities	(2,171)	—	(2,171)
Total purchase consideration	$294,083	$—	$294,083
Fair value of the Company’s investment in GDEV (held before the Acquisition)	3,768	—	3,768
Fair value of the NCI in GDEV GP	533	(192)	341
Fair value of the NCI in GDEV	45,446	491	45,937
Total amount to allocate to net assets acquired and consolidated	$343,830	$299	$344,129

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
The excess of the purchase price over the tangible and intangible assets acquired, and liabilities assumed, has been recorded as Goodwill on the Consolidated Balance Sheets. The Acquisition resulted in recorded goodwill of $221.3 million as a result of a higher consideration multiple paid driven by quality of the operations, including the workforce, and how the Company expects to leverage and scale the business to create additional value for its shareholders.
The Company evaluates this goodwill for impairment on an annual basis and does not amortize the acquired goodwill balance for financial statement purposes. Goodwill is not expected to be deductible for income tax purposes. As part of the purchase price allocation, the goodwill was allocated $200.3 million to the IPP segment and $21.0 million to the IM segment. Refer to Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts for further discussion on the goodwill recorded as a result of the Acquisition.
During 2022, the Company made certain adjustments to the estimated fair value of the assets and liabilities assumed at the date of the Acquisition and the resulting consolidation of GDEV GP and GDEV. During the three months ended December 31, 2022, the Company finalized the purchase accounting for the Acquisition. The adjusted purchase price allocation is reflected in the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022. The following table details the purchase price allocation as of May 19, 2022 before adjustment, the adjustments made during the three months ended December 31, 2022 and the adjusted purchase price allocation as of May 19, 2022. No adjustments were made during the year ended December 31, 2023.

(in thousands)	May 19, 2022	2022 Adjustments	May 19, 2022 as Adjusted
Net working capital (including cash)	$8,819	$—	$8,819
Property, plant and equipment	75	—	75
Investments, at fair value and other noncurrent assets	42,356	—	42,356
Trademarks	2,800	—	2,800
Channel partner relationships	95,100	(400)	94,700
Carried interest	279	(279)	—
Other liabilities	(760)	—	(760)
Deferred tax liability	(25,779)	604	(25,175)
Goodwill	220,940	374	221,314
Sum of acquired and consolidated net assets	$343,830	$299	$344,129
The fair values of the acquired trade accounts receivables, prepaid and other current assets, accounts payable and accrued expenses, and other current liabilities approximate their carrying values due to the short-term nature of the expected timeframe to collect the amounts due, realize the balances, or settle the amounts payable, accrued expenses. The related cash inflows or outflows are not expected to materially vary from the contractual amounts.
As part of the purchase price allocation, the Company also determined the identifiable intangible assets were: (i) channel partner relationships, and (ii) trademarks. The fair values of the intangible assets were estimated using the income approach, specifically the multi-period excess earnings method. The discounted cash flows used in the fair value determination of these intangible assets were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. These non-recurring fair value measurements are primarily determined using these unobservable inputs. Accordingly, these fair value measurements are classified within Level 3 of the fair value hierarchy.

The following table summarizes the acquired goodwill and identifiable intangible assets, updated acquisition date fair value, and weighted-average amortization period:

(dollars in thousands)
Identified intangible asset	Acquisition date fair value	Weighted-average amortization period (years)
Trademarks	$2,800	12
Channel partner relationships	94,700	11
Goodwill	221,314	—
In conjunction with the Acquisition, the Company incurred $3.4 million of buyer transaction costs during the year ended December 31, 2022, of which $2.6 million was recognized in Operating expenses in the Consolidated Statement of Operations under the Investment Basis during the period from January 1, 2022 through May 18, 2022. The residual $0.8 million of buyer transaction costs was recognized in General and administrative expenses in the Consolidated Statements of Operations for the period from May 19, 2022 through December 31, 2022.
The results of operations from the Acquired Entities are included in the Consolidated Financial Statements of the Company from the date of Acquisition. No pro forma information has been included in these Consolidated Financial Statements for the period that the Acquired Entities were not part of the consolidated results as they are not material.
Share-based compensation
In connection with the Acquisition, the Earnout Shares were issued to Group LLC. Group LLC then distributed to its members the Class P-I shares and a majority of the Earnout Shares (including Tranche 1 Earnout Shares, Tranche 2 Earnout Shares and Class A of Tranche 3 Earnout Shares). Class B of the Tranche 3 Earnout Shares, however, were distributed by Group LLC to GB EO Holder LLC (“EO Holder”), an entity formed by Group LLC with the sole purpose of holding the Class B Tranche 3 Earnout Shares and distributing its equity to employees of the Company. As such, the Class B Tranche 3 Earnout Shares are classified as share-based compensation as a result of the issuance of the EO Holder equity to employees of the Company by Group LLC in exchange for their employment services post-Acquisition as a vesting condition. Accordingly, the Class B Tranche 3 Earnout Shares are not part of the consideration transferred, and the Company accounts for the issuance of these shares to employees in accordance with ASC 718.
EO Holder had 4.0 million equity awards authorized to be issued, and in connection with the above described issuances to employees of the Company, issued 3.2 million in awards as of December 31, 2023, all to employees of the Company. The EO Holder equity awards issued (“EO Awards”) are equity classified, and compensation expense is based on the grant-date fair value of the GB EO Holder equity awards, $10.96 per share, which was based on the grant-date fair value of the Class B Tranche 3 Earnout Shares held by EO Holder. EO Awards shall vest in one, two or three tranches over a service period ranging from one, two, three years or longer, depending on whether and when certain run rate revenue levels are achieved as described above for the Class B Tranche 3 Earnout Shares. Compensation expense is currently amortized using the graded vesting approach over estimated vesting periods determined by the performance outcome considered probable to achieve as of December 31, 2023. Refer to Note 16. Related Parties and Note 19. Share-based Compensation for additional details
In addition, prior to the Acquisition, GDEV GP had issued carried interest to GREC as the initial investor in GDEV and to certain employees of GCM that provided services to GDEV GP. The carried interest units held by GREC were sold to a third party investor as part of the sale of GREC’s interest in GDEV on November 18, 2022. Holders of carried interest receive distributions based on carried interest received by GDEV GP from GDEV once the management fee shortfall has been reduced to zero. Vesting among employees is based on either the continued service of the participant or on the achievement of performance goals set out in the applicable award agreement. There was no change to the carried interest holdings as a result of the Acquisition. The Company accounts for the carried interests issued to employees in accordance with ASC Topic 710, Compensation—General (“ASC 710”).

Other Acquisitions
During the period from May 19, 2022 through December 31, 2022, the Company acquired membership interests in 30 renewable energy projects, all of which were either in development or under construction, for total consideration of $76.3 million. The purchase price of the assets acquired during the year ended December 31, 2022 has been allocated on a relative fair value basis as follows:

(in thousands)
Land	$5,111
Property, plant and equipment	71,156
Intangible assets	1,193
ROU asset	2,923
Less: Liabilities assumed	(4,111)
Total	$76,272
The following table summarizes the acquired identifiable intangible assets, acquisition date estimated fair value, and weighted average amortization period for intangible assets acquired as a result of the asset acquisitions completed during the year ended December 31, 2022:

(dollars in thousands)
Identified intangible asset	Acquisition data fair value	Weighted-average amortization period (years)
PPA contracts - out-of-market	$(889)	20
REC contracts - favorable	$1,193	20
Contingent Consideration
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects reaching milestones as specified in the acquisition agreements. As of December 31, 2023 and 2022, the Company has recorded a liability of $16.5 million and $25.9 million, respectively, within Contingent consideration, current on the Consolidated Balance Sheets related to these agreements.

Note 4. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as reported in the Consolidated Statements of Operations:

(in thousands)	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Energy sales	$138,530	$86,187
RECs and other incentives	20,771	15,409
Investment Management revenue	13,490	1,919
Other revenue	8,434	7,506
Contract amortization, net	(8,060)	(10,529)
Total revenue	173,165	100,492
Less: Contract amortization, net	8,060	10,529
Less: Lease revenue	(10,147)	(6,026)
Less: Investment, dividend and interest income	(7,760)	(7,512)
Total revenue from contracts with customers	$163,318	$97,483
Contract Amortization, net
Intangible assets and out-of-market contracts recognized from PPA and REC contracts assumed through acquisitions related to the sale of energy in future periods for which the fair value has been determined to be less (more) than market are amortized to revenue over the term of each underlying contract on a straight-line basis.
Contract Balances
Company billing practices are dictated by the contract terms and are typically done in arrears based upon the amount of power delivered in the prior period.
The Company did not record any contract assets as of December 31, 2023 and 2022, as none of its rights to payment were subject to a particular event other than passage of time. Included within Accounts receivable on the Consolidated Balance Sheets are balances of $19.9 million and $19.0 million related to contracts with customers as of December 31, 2023 and 2022, respectively. The Company had a receivable balance of $25.1 million as of May 19, 2022.
The Company has contract liabilities related to amounts received in advance from certain PPA customers upon the related solar projects reaching COD. As of December 31, 2023, the Company recorded $3.6 million of contract liabilities in Other noncurrent liabilities in the Consolidated Balance Sheets. As of December 31, 2022, the Company recorded $0.7 million of contract liabilities in Other current liabilities in the Consolidated Balance Sheets. The Company’s amortization due to contract liabilities were not material for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract (i.e., commissions) are recognized as an asset if the entity expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The Company has capitalized $3.9 million and $1.6 million of costs to obtain a contract as of December 31, 2023 and 2022, respectively. The Company’s amortization related to costs to obtain a contract were not material for the year ended December 31, 2023, and the period from May 19, 2022 through December 31, 2022.

Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of December 31, 2023, the Company had $12.2 million of remaining performance obligations. The following table includes the approximate amounts expected to be recognized related to remaining performance obligations as of December 31:

(in thousands)	Amount
2024	$4,993
2025	1,987
2026	1,855
2027	788
2028	788
Thereafter	1,816
Total	$12,227

Note 5. Variable Interest Entities
Consolidated Variable Interest Entities
The Company assesses entities for consolidation in accordance with ASC 810 and consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. The Company did not recognize any gain or loss on the initial consolidation of any of its VIEs.
The Company through various wholly owned subsidiaries, is the managing member in 15 tax equity partnerships where the other members are Tax Equity Investors under tax equity financing facilities. Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Refer to Note 17. Noncontrolling Interests and Redeemable Noncontrolling Interests for further discussion. These entities generate income through renewable energy and sustainable development projects primarily within North America. The entities represent a diversified portfolio of income-producing renewable energy power facilities that sell long-term electricity contracts to offtakers with high credit quality, such as utilities, municipalities, and corporations. The Company has determined that these tax equity partnerships are VIEs. Additionally, through its role as managing member of these VIEs, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. In addition, the Company has the obligation to absorb losses or the right to receive benefits that could potentially be more than insignificant to the VIEs.
As of December 31, 2023 and 2022, the Company consolidated each tax equity partnership for which it is the managing member and considered the primary beneficiary. As of December 31, 2023, the assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.5 billion and $283.4 million, respectively. As of December 31, 2022, the assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.3 billion and $215.3 million, respectively. The assets largely consisted of property, plant and equipment, and the liabilities primarily consisted of out-of-market contracts.
Unconsolidated Variable Interest Entities
Prior to the sale of GREC’s interest in GDEV on November 18, 2022, GDEV was a consolidated subsidiary of the Company. In October 2020, GDEV was launched to make private equity and development capital investments in the sustainable infrastructure industry. Prior to the Acquisition, GREC made a direct equity investment in GDEV. As the initial investor, GREC was awarded a 10.00% carried interest participation in GDEV GP, GDEV’s general partner. The amended and restated limited partnership agreement of GDEV provide for a 20.00% carried interest over an 8.00% hurdle, subject to side letter agreements. On May 19, 2022, in conjunction with the Acquisition and specifically the acquisition of a 75.00% equity interest stake in GDEV GP, the Company assumed GDEV GP's additional commitment to GDEV and gained control over GDEV GP under the voting interest model. Additionally, the Company, through GDEV GP’s role as general partner of the GDEV partnership, assumed operational control over GDEV. As a result, the Company has determined that GDEV is a VIE. Prior to the transaction, GREC had an equity interest of approximately 7.37% in GDEV (fair value of approximately $3.8 million as of May 19, 2022). As a result of the acquisition of 75.00% of the equity interests in GDEV GP, the Company acquired an additional 2.80% equity interest in GDEV (fair value of approximately $1.4 million as of May 19, 2022). Additionally, certain officers and other members of management of the Company had prior to the Acquisition and still have an aggregate equity interest of less than 1.00% in GDEV, and an employee of the Company holds the remaining 25.00% of the equity interest in GDEV GP. As a result of GDEV GP’s control over GDEV, in combination with the resulting equity interest the Company and its officers and management had in GDEV, the Company previously determined that it was the primary beneficiary of GDEV. As a result, the results of operations of GDEV were consolidated.
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
On November 18, 2022, GREC sold its investment in GDEV to an unrelated third party. As of December 31, 2023, GDEV GP held 2.80% of the interests in GDEV. The Company has determined that it is no longer the primary beneficiary of GDEV. Therefore, the Company no longer consolidates GDEV. See Note 2. Significant Accounting Policies for additional information on the deconsolidation. After the deconsolidation, management has determined that the Company can still exert significant influence over operating and financial policies because of its ownership of GDEV GP. Accordingly, the Company accounts for its investment in GDEV as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV is equal to $3.3 million, which is the sum of the Company’s existing investment in GDEV and the remaining commitments to GDEV, less the portion attributable to the noncontrolling interest in GDEV GP.

On November 15, 2022, the Company, through its majority-owned subsidiary GDEV GP II, made an investment in GDEV II totaling $0.7 million. The Company has determined that GDEV II is a VIE but that it is not the primary beneficiary. Therefore, the Company does not consolidate GDEV II. The Company can exert significant influence over operating and financial policies because of its ownership of GDEV GP II, GDEV II’s general partner. Accordingly, GDEV GP II, which is a consolidated subsidiary of the Company, accounted for its investment in GDEV II as an equity method investment and elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV II is $2.7 million, which is GDEV GP II’s total capital commitment to GDEV II, less the portion of the capital commitment attributable to the noncontrolling interest in GDEV GP II.
During February 2016, Aurora Solar was formed to develop, construct, own, finance, and operate a portfolio of 19 solar projects. As of December 31, 2023, the Company’s investment represented approximately 49.00% of Aurora Solar’s issued and outstanding common shares. The Company determined that Aurora Solar is a VIE but that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact Aurora Solar. The Company can exert significant influence over operating and financial policies because of its ownership interest in Aurora Solar. Accordingly, the Company accounts for its investment in the common shares of Aurora Solar as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss is equal to the value of its investment in Aurora Solar.
During September 2021, OYA, previously OYA Solar, was formed. As of December 31, 2023, the Company’s investment represented 50.00% of OYA’s issued and outstanding equity shares. The Company determined that OYA is a VIE but that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact OYA. The Company can exert significant influence over operating and financial policies because of its ownership interest in OYA. Accordingly, the Company accounts for its investment in the preferred shares of OYA as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as of December 31, 2023, includes the current value of its investment in OYA and the guaranteed amounts discussed in the following paragraphs. Pursuant to the amended and restated limited liability company agreement of OYA, the other 50.00% member has indemnified the Company against any draws or demands under these guarantees. The Company is not able to quantify its exposure to loss as a result of certain of these guarantees as noted below. Since the Company has elected the fair value option to account for its investment in the preferred shares of OYA, the Company is also required to measure all of its other financial interests in OYA at fair value, including these guarantees. As of December 31, 2023 and 2022, the fair value of the guarantees is included within the fair value of the investment.
On October 26, 2023, OYA, an unconsolidated investment of the Company, sold the membership interests in nine of its underlying projects. The Company received proceeds of $3.7 million as a result of this sale pursuant to a sale proceeds sharing agreement between the Company, OYA’s parent company, and other financing parties. The impact of this sale was taken into consideration in determining the fair value of the Company’s investment in OYA as of December 31, 2023.
Four subsidiaries of OYA have entered into tax equity partnerships with investor members. The Company, along with the parent company of the other 50.00% member of OYA, provided guarantees to the tax equity investor members in three of these partnerships for the payment and performance of all obligations of these subsidiaries under the partnership documents as well as affiliate contracts. In October 2023, in association with the sale of certain projects, two of these arrangements were terminated prior to the tax equity investor’s making any capital contributions, resulting in the termination of the associated guarantees. Under the third guarantee, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantee is $18.8 million, with certain exceptions in which case the limit would not apply. The guarantee will remain in full force and effect until: (1) the termination of the limited liability company agreement of the tax equity partnership, (2) the transfer of the tax equity investor members’ membership interests, and/or (3) the obligations under the guarantee are performed in full, depending on the specific terms of the guarantee.
In addition, certain subsidiaries of OYA have entered into two separate financing agreements with certain financial institutions. The Company has provided guarantees of certain obligations under the loan agreements upon the occurrence and continuance of a trigger event. The parent company of the other 50.00% member of OYA has also provided a guarantee to the financial institutions, and the Company is only obligated to perform in the event that the parent company of the other 50.00% member fails to perform under its guarantees. The guarantees do not have maximum liability amounts, and therefore, the Company is not able to quantify the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these guarantees. The subsidiaries of OYA currently have outstanding loans with a principal amount of $33.4 million as of December 31, 2023. The guarantees are expected to terminate on the maturity dates of the loans in 2028 and 2029.

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
The following table presents the fair values of the Company's financial assets and liabilities as of December 31, 2023 and the basis for determining their fair values:

	Fair Value as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$142,168	$—	$142,168
Derivative liabilities	—	(5,833)	—	(5,833)
Equity method investments	—	—	94,878	94,878
Contingent consideration	—	—	(42,307)	(42,307)
Total	$—	$136,335	$52,571	$188,906
The following table presents the fair values of the Company's financial assets and liabilities as of December 31, 2022 and the basis for determining their fair values:

	Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$195,840	$—	$195,840
Equity method investments	—	—	92,554	92,554
Contingent consideration	—	—	(75,700)	(75,700)
Total	$—	$195,840	$16,854	$212,694
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the Consolidated Financial Statements as of December 31, 2023 using significant unobservable inputs:

(in thousands)	Equity method investments	Contingent consideration	Total
Balance as of December 31, 2022	$92,554	$(75,700)	$16,854
Purchases	5,298	—	5,298
Return of capital	(3,906)	—	(3,906)
Unrealized gain on investments, net	932	—	932
Change in contingent consideration	—	603	603
Reclassification of participating Earnout Shares	—	32,790	32,790
Balance as of December 31, 2023	$94,878	$(42,307)	$52,571
The Company does not have any non-financial assets or liabilities measured at fair value as of December 31, 2023. There were no transfers between Levels 1, 2, or 3 for the year ended December 31, 2023.
Derivative assets and liabilities
The Company estimates the fair value of its interest rate derivatives using a discounted cash flow valuation technique based on the net amount of estimated future cash flows related to the agreements. The primary inputs used in the fair value measurement include the contractual terms of the derivative agreements, current interest rates, and credit spreads. The significant inputs for the resulting fair value measurement are market-observable inputs, and thus the swaps are classified as Level 2 in the fair value hierarchy.

Equity method investments
In the table above, certain equity method investments may be valued at the purchase price for a period of time after an acquisition as the best indicator of fair value. In addition, certain valuations of investments may be entirely or partially derived by reference to observable valuation measures for a pending or consummated transaction. In the absence of quoted prices in active markets, the Company uses a variety of techniques to measure the fair value of its investments. The methodologies incorporate the Company’s assumptions about the factors that a market participant would use to value the investment. The various unobservable inputs used to determine the Level 3 valuations may have similar or diverging impacts on valuation. Significant increases and decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements.
The following table quantifies the significant unobservable inputs used in determining the fair value of equity method investments as of December 31, 2023. The weighted averages are calculated based on the relative fair value of each investment as of December 31, 2023:

Unobservable Input	Input/Range
Discount rate	7.8%-11.0% (weighted average 8.3%)
kWh production	0.5%-0.6% annual degradation in production (weighted average 0.5%)
Potential leverage and estimated remaining useful life	29.0-34.2 years (weighted average 30.0 years)
Prior to the deconsolidation of GDEV as discussed in Note 2. Significant Accounting Policies, the Company’s investments included the results of consolidating the financial position and results of operations of GDEV. The Company, through its majority-owned subsidiary GDEV GP, continues to hold an investment in GDEV as of December 31, 2023 and 2022. The Company accounts for this investment as an equity method investment.
As discussed in Note 5. Variable Interest Entities, the Company through its majority-owned subsidiary GDEV GP II made an investment in GDEV II on November 15, 2022. The Company accounts for this investment as an equity method investment.
As of December 31, 2023, the Company has unfunded commitments to GDEV I and GDEV II of $0.3 million and $1.3 million, respectively. The investments in GDEV I and GDEV II represent investments in a partnership in which no partner is permitted to make a withdrawal of any of its capital contributions. GDEV GP and GDEV GP II are required to cause the respective partnerships to distribute, as distributions, amounts available to the partners within 90 days of the receipt of amounts available for distribution in the sole discretion of the GDEV GP and GDEV GP II, respectively.
As of December 31, 2023, the value of the Company's investments in OYA, Aurora Solar, GDEV I and GDEV II, its equity method investments, were $16.2 million, $73.0 million, $4.1 million and $1.6 million, respectively. As of December 31, 2022, the value of the Company's investments in OYA, Aurora Solar, GDEV I and GDEV II, its equity method investments, were $18.6 million, $71.3 million, $2.3 million and $0.3 million, respectively. Equity method investments are recorded to Investments, at fair value on the Consolidated Balance Sheets. During the year ended December 31, 2023, the Company recorded an unrealized gain of $0.9 million due to an unrealized gain of $1.6 million on Aurora Solar and $1.1 million on GDEV I, offset by an unrealized loss of $1.8 million on OYA. During the period from May 19, 2022 through December 31, 2022, the Company recorded an unrealized gain of $0.4 million due to unrealized gains of $1.9 million related to GDEV from May 19, 2022 to November 17, 2022, prior to deconsolidation, and an immaterial gain related to GDEV GP’s investment in GDEV from November 18, 2022 to December 31, 2022, offset by an unrealized loss of $1.7 million on Aurora Solar. Unrealized gains and losses are recorded in Unrealized gain on investments, net on the Consolidated Statements of Operations.
Contingent consideration
The Company estimates the fair value of its contingent consideration associated with the Acquisition based on the likelihood of payment related to the contingent clause and the date when payment is expected to occur. The contingent consideration is reflected in Contingent consideration included in noncurrent liabilities on the Consolidated Balance Sheets.
For the year ended December 31, 2023, the Company recorded a decrease in fair value of contingent consideration of $0.6 million as a decrease in General and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2023, $32.8 million of contingent consideration was settled with the participation of a certain amount of Earnout Shares, which were issued in connection with the Acquisition. The amount was reclassified from Contingent consideration to Common shares, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. Refer to Note 18. Equity for further detail.

For the period from May 19, 2022 through December 31, 2022, the Company recorded an increase in fair value of contingent consideration of $2.1 million as an increase in General and administrative expenses on the Consolidated Statements of Operations.
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
The following quantifies the significant unobservable inputs used to determine the fair value of contingent consideration as of December 31, 2023:

Unobservable Input	Input/Range
Risk-Free Rate Over Earnout Term	4.0%
Revenue Discount Rate	9.5%
Annualized Revenue Volatility	40.0%
Annualized Share Price Volatility	30.0%
Quarterly Revenue / Share Price Correlation	40.0%

Note 7. Notes Receivable
The Company’s notes receivable consists of the following as of December 31, 2023 and 2022:

(dollars in thousands)	As of December 31, 2023	As of December 31, 2022	Year of origination	Interest rate	Maturity date
Notes receivable, current
Cider	$25,749	$41,864	2022	8.00%	6/30/2024(1)
OYA	—	8,491	2022	9.00%	2/17/2023(2)
Shepherds Run	2,742	8,751	2020	8.00%	3/31/2024(1)
Total notes receivable, current	$28,491	$59,106
Notes receivable, noncurrent
New Market	$5,008	$5,008	2019	9.00%	9/30/2022(3)
SE Solar	5,010	5,010	2019	9.00%	5/31/2023(4)
Kane Warehouse	166	276	2015	10.25%	2/24/2025
Total notes receivable, noncurrent	$10,184	$10,294
Loan reserve(5)	(2,000)	—
Total notes receivable	$36,675	$69,400
(1)The note receivable agreements were amended with an extension to the agreements on February 6, 2024.
(2)The note receivable was paid in full on February 17, 2023.
(3)Option for purchase agreement exercised on September 30, 2022. The parties involved are working in good faith to enter into a purchase agreement.
(4)The parties involved are working in good faith on an extension to the agreement.
(5)As of December 31, 2023, SE Solar and New Market have not been repaid. As such, the Company has recorded a reserve representing an allowance for credit losses for the estimated uncollectible portion of these notes in the amount of $2.0 million for the year ended December 31, 2023 and is recorded within Direct operating costs on the Consolidated Statements of Operations.
The notes receivable, current are recorded within Notes receivable, current on the Consolidated Balance Sheets. The notes receivable, noncurrent are recorded within Other noncurrent assets on the Consolidated Balance Sheets. Notes receivable are recorded at amortized cost and exclude interest receivable. As of December 31, 2023, interest receivables of $6.3 million and $3.9 million, were recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets. As of December 31, 2022, interest receivables of $2.4 million and $3.0 million were recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets.

Note 8. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

(in thousands)	December 31, 2023	December 31, 2022
Land	$23,473	$16,321
Plant and equipment	2,169,573	1,874,201
Asset retirement obligation	34,003	30,483
Finance right-of-use asset	65	—
Other	262	320
Total property, plant and equipment	$2,227,376	$1,921,325
Accumulated depreciation	(93,499)	(31,619)
Property, plant and equipment, net	$2,133,877	$1,889,706
As of December 31, 2023, Property, plant and equipment, net, includes construction-in-progress of $439.4 million, and construction-in-progress includes $106.3 million of development costs. As of December 31, 2022, Property, plant and equipment, net, includes construction-in-progress of $569.4 million, and construction-in-progress includes $116.6 million of development costs.
Depreciation expense was $113.9 million and $31.6 million for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, respectively. Depreciation expense is recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations. The Company engaged in three wind repower projects where the existing assets were retrofitted with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Depreciation of fixed assets replaced is accelerated between the mobilization milestone date in the related EPC contract and the date of de-electrification of the project site. Accelerated depreciation related to the three projects resulted in $51.9 million of additional depreciation during the year ended December 31, 2023.
During the year ended December 31, 2023, the Company recognized impairment of long-lived assets of $59.3 million associated with a certain renewable energy asset of which $7.3 million was associated with the plant and equipment asset, and the remainder of which was associated with the related favorable PPA contracts. The impairment analysis reviews certain qualitative factors as well as the results of long-term operating expectations and the project’s carrying value to determine if impairment indicators are present. The impairment analysis indicated that the projected future cash flows for the certain project no longer supported the recoverability of the carrying value of the related long-lived assets. The fair value of the asset was determined using an income approach by applying a discounted cash flow methodology to the updated long-term budget for the asset. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value is a Level 3 fair value measurement. This charge was recorded to the Company’s IPP segment. The Company did not recognize any impairment charges on long-lived assets for the period from May 19, 2022 through December 31, 2022.

Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts
Goodwill
As of December 31, 2023 and 2022, goodwill totaled $221.3 million and $221.3 million, respectively. The Company did not recognize any impairment charges on goodwill for the year ended December 31, 2023 or the period from May 19, 2022 through December 31, 2022.
Other Intangible Assets and Out-of-market Contracts
Other intangible assets as of December 31, 2023 consisted of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets as of December 31, 2023
PPA contracts	$374,356	$(47,741)	$326,615
REC contracts	46,235	(3,441)	42,794
Trademarks	2,800	(389)	2,411
Channel partner relationships	94,700	(15,497)	79,203
Other intangible assets	2,191	—	2,191
Total intangible assets, net	$520,282	$(67,068)	$453,214
Amortization expense related to intangible assets reported on the Consolidated Balance Sheets was $40.8 million for the year ended December 31, 2023, which included $31.6 million of Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statements of Operations.
Other intangible assets as of December 31, 2022 consisted of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets as of December 31, 2022
PPA contracts	$422,176	$(18,460)	$403,716
REC contracts	46,235	(1,165)	45,070
Trademarks	2,800	(467)	2,333
Channel partner relationships	94,700	(6,198)	88,502
Other intangible assets	1,000	—	1,000
Total intangible assets, net	$566,911	$(26,290)	$540,621
Amortization expense related to intangible assets recorded as assets on the Consolidated Balance Sheets $26.3 million for the period from May 19, 2022 through December 31, 2022, which includes $19.6 million of Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statements of Operations.
The Company also has PPA and REC contracts that are held in an unfavorable position (out-of-market contracts), which consists of the following as of December 31, 2023:

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of December 31, 2023
PPA contracts	$(198,629)	$13,203	$(185,426)
REC contracts	(19,763)	10,404	(9,359)
Total out-of-market contracts, net	$(218,392)	$23,607	$(194,785)
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net similar to favorable PPA and REC contracts. The Company recorded $23.5 million of contract amortization contra-expense as an increase to revenue related to out-of-market contracts during the year ended December 31, 2023. This included $9.0 million in out-of-market contract retirements and $14.5 million of contract amortization. Of the $9.0 million in out-of-market contract retirements, $5.4 million is attributable to an unfavorable PPA contract associated with a project for which the construction is no longer probable, and $3.6 million is attributable to the termination of an unfavorable REC contract.

PPA and REC contracts that are held in an unfavorable position (out-of-market contracts) consists of the following as of December 31, 2022:

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of December 31, 2022
PPA contracts	$(198,446)	$4,882	$(193,564)
PPA contracts - signed MIPA assets(1)	(5,402)	—	(5,402)
REC contracts	(19,763)	4,214	(15,549)
REC contracts - signed MIPA assets(1)	(3,597)	—	(3,597)
Total out-of-market contracts, net	$(227,208)	$9,096	$(218,112)
(1)Signed MIPA assets are defined as assets that have an executed contractual MIPA or Purchase and Sale Agreement but have not yet closed.
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net similar to favorable PPA and REC contracts. The Company recorded $9.1 million of contract amortization contra-expense as an increase to revenue related to out-of-market contracts during the period from May 19, 2022 through December 31, 2022.
Contract amortization on PPA and REC contract intangible assets and out-of-market contracts is recorded within Contract amortization, net on the Consolidated Statements of Operations. Amortization expense on channel partner relationships and trademark intangible assets is recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations.
Amortization expense related to the Company's finite-lived intangible assets and liabilities (out-of-market contracts) was $17.3 million for the year ended December 31, 2023. This includes $8.1 million of net contract amortization on PPA and REC contract intangible assets and out-of-market contracts, and $9.2 million of amortization expense on channel partner relationships and trademark intangible assets.
Amortization expense related to the Company’s finite-lived intangible assets and liabilities (out-of-market contracts) was $17.2 million for the period from May 19, 2022 through December 31, 2022, respectively. This includes $10.5 million of net contract amortization on PPA and REC contract intangible assets and out-of-market contracts and $6.7 million of amortization expense on channel partner relationships and trademark intangible assets.
As discussed in Note 8. Property, Plant and Equipment, the Company determined that there was an impairment of an intangible asset contract and, as such, recorded a charge of $59.3 million associated with a certain renewable energy asset, of which $7.3 million was associated with the plant and equipment asset, and the remainder of which was associated with the related favorable PPA contracts.
Estimated future amortization expense, net for the above amortizable intangible assets and out-of-market contracts for the remaining periods through December 31, 2023 as follows:

(in thousands)	Amortization Expense
2024	$23,202
2025	27,215
2026	26,666
2027	26,167
2028	25,791
Thereafter	129,388
Total	$258,429

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
There were no impairment indicators identified during the year ended December 31, 2023 or the period from May 19, 2022 through December 31, 2022 that required an impairment test for the Company’s ROU assets in accordance with ASC 360.
The components of lease expense and supplemental cash flow information related to leases for the periods indicated are as follows:

(in thousands)	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Lease cost
Finance lease cost
Amortization of right-of-use assets	$39	$—
Interest on lease liabilities	11	—
Total finance lease cost	50	—
Operating lease cost	9,916	6,110
Short-term lease cost	339	131
Variable lease cost	1,525	644
Total lease cost	$11,830	$6,885
The following table presents supplemental cash flow and other information related to our leases:

(dollars in thousands)	December 31, 2023	December 31, 2022
Other information
Cash paid for amounts included in the measurement of lease liabilities(1)	$7,975	$3,676
Operating cash flows from finance leases(1)	$(11)	$—
Operating cash flows from operating leases(1)	$(7,908)	$(3,676)
Financing cash flows from finance leases(1)	$(56)	$—
ROU assets obtained in exchange for new finance lease liabilities	$88	$—
ROU assets obtained in exchange for new operating lease liabilities	$10,091	$110,412
Weighted average remaining lease term – finance leases	3.2 years	N/A
Weighted average remaining lease term – operating leases	28.3 years	28.0 years
Weighted average discount rate – finance leases	5.69%	—%
Weighted average discount rate – operating leases	6.61%	6.73%
(1) Supplemental cash flow information presented for the year ended December 31, 2022 is attributable to the prorated period from May 19, 2022 (the date of the Acquisition) through December 31, 2022.

For the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, operating lease cost included $0.7 million and $0.4 million, respectively, associated with leases embedded in PPAs for which no or de minimis payments are made. The Company estimates the fair value of the lease payments and grosses up both revenue and expense by this amount. For the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, operating lease cost also included $0.8 million and $0.7 million, respectively, of lease cost capitalized to the cost of projects during development and construction.
The supplemental balance sheet information related to leases for the periods indicated are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Operating leases
Operating lease assets	$108,606	$102,595

Operating lease liabilities, current	(2,262)	(2,193)
Operating lease liabilities, noncurrent	(108,406)	(101,281)
Total operating lease liabilities	$(110,668)	$(103,474)

Finance leases
Property, plant and equipment, at cost	$65	$—
Accumulated depreciation	(13)	—
Property, plant and equipment, net	52	—

Other current liabilities	(16)	—
Other long-term liabilities	(37)	—
Total finance lease liabilities	$(53)	$—
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
Maturities of the Company’s lease liabilities are as follows:

(in thousands)
Year Ending	Operating Leases	Finance Leases
2024	$8,806	$18
2025	9,105	18
2026	9,098	18
2027	9,097	4
2028	9,092	—
Thereafter	212,740	—
Total lease payments	257,938	58
Less: Imputed interest	(147,270)	(5)
Present value of lease liabilities	$110,668	$53

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
Certain of the Company’s PPAs related to its solar or wind generating plants qualify as operating leases with remaining terms through 2047. Certain agreements include renewal, termination or purchase options. Property subject to operating leases where the Company or one of its subsidiaries is the lessor is included in Property, plant and equipment, net on the Consolidated Balance Sheets, and rental income from these leases is included in Energy revenue on the Consolidated Statements of Operations. Lease income is based on energy generation, and therefore all rental income is variable under these leases. The variable lease income related to these agreements for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022 was $10.1 million and $6.0 million, respectively. Variable lease income is included in Energy revenue on the Consolidated Statements of Operations. As of December 31, 2023 and 2022, the Company’s solar and wind generating plants subject to these leases had a total carrying value of $61.7 million and $67.4 million, respectively.
Certain of the Company’s energy optimization service agreements qualify as operating leases with remaining terms through 2031. Lease income under these agreements is generally fixed and recognized on a straight-line basis over the term of the lease. The lease income related to these agreements for the year ended December 31, 2023 was not material and is not expected to be material for the ensuing five years.

Note 11. Debt
The Company has entered into credit facilities and loan agreements through its subsidiaries, as described below.

(dollars in thousands)	Outstanding as of December 31, 2023	Outstanding as of December 31, 2022	Interest rate	Maturity date
GREC Entity HoldCo(1)	$65,951	$74,197	Daily SOFR + 1.85%	June 20, 2025
Midway III Manager LLC	13,932	14,610	3 mo. SOFR + 1.73%	September 28, 2025
Trillium Manager LLC	68,785	72,737	Daily SOFR + 1.98%	June 9, 2027
GB Wind Holdco LLC(2)	50,408	122,684	3 mo. SOFR + 1.38%	Various(3)
Greenbacker Wind Holdings II LLC	70,628	72,477	3 mo. SOFR + 1.98%	December 31, 2026
Conic Manager LLC	23,363	24,356	3 mo. SOFR + 1.75%	August 8, 2026
Turquoise Manager LLC	30,994	31,687	3 mo. SOFR + 1.35%	December 23, 2027
Eagle Valley Clean Energy LLC	35,389	35,112	Various(4)	January 2, 2057
Eagle Valley Clean Energy LLC (Premium financing agreement)	—	1,064	6.99%	November 30, 2023(5)
Greenbacker Equipment Acquisition Company LLC	—	6,500	Prime + 1.00%	December 31, 2023(6)
ECA Finco I, LLC	18,563	19,757	3 mo. SOFR + 2.60%	February 25, 2028
GB Solar TE 2020 Manager LLC	18,506	19,182	3 mo. SOFR + 1.88%	October 30, 2026
Sego Lily Solar Manager LLC	133,898	137,445	3 mo. SOFR + 1.53%	June 30, 2028
Celadon Manager LLC	72,853	61,925	Daily SOFR + 1.60%	February 18, 2029
GRP II Borealis Solar LLC	40,646	41,788	3 mo. SOFR + 2.00%	June 30, 2027
Ponderosa Manager LLC	88,594	147,080	3 mo. SOFR + 1.40%	October 4, 2029(7)
PRC Nemasket LLC	41,806	44,488	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	74,594	60,000	1 mo. SOFR + Applicable Margin(8)	November 29, 2027
Dogwood GB Manager LLC	57,463	—	1 mo. SOFR + 1.63%	March 29, 2030
GREC Warehouse Holdings I LLC	155,558	—	3 mo. SOFR + 2.03%	August 11, 2026
Total debt	$1,061,931	$987,089
Less: Total unamortized discount and deferred financing fees	(43,679)	(40,459)
Less: Current portion of long-term debt(9)	(82,855)	(95,870)
Total long-term debt, net	$935,397	$850,760
(1)See the description of the credit agreement below for a discussion of GREC Entity HoldCo’s non-compliance with the debt service coverage ratio (as defined in the credit agreement) as of and for the fiscal quarter ended December 31, 2023.
(2)The GB Wind Holdco LLC tax equity bridge loans totaling $69.5 million were paid in full, and $63.1 million was paid on the term loan facility with proceeds from the Company’s failed sale-leaseback arrangements in November and December 2023. In addition, in the year ended December 31, 2023, there were additional borrowings of $69.5 million offset by $9.2 million of repayments in the ordinary course of business.
(3)The GB Wind Holdco LLC tax equity bridge loan and repower term loans mature on March 31, 2024 and December 31, 2027, respectively.
(4)Eagle Valley Clean Energy LLC’s loan includes a term loan that bears interest at a fixed rate of 1.69% and a loan governed by a debt settlement agreement that bears interest at a fixed rate of 1.91%.
(5)The loan was paid in full in October 2023.
(6)On October 23, 2023, the maturity date was amended to December 31, 2023 in the Fourth Amendment to the Loan and Security Agreement. The loan was paid in full in December 2023.
(7)The Ponderosa Manager LLC tax equity bridge loan of $34.5 million was paid in full in October 2023.
(8)GREC Holdings 1 LLC’s loan includes interest on the outstanding principal at the term SOFR index rate plus a spread adjustment plus applicable margin (spread adjustment of 0.10%; applicable margin ranging between 1.75% and 2.00%).
(9)Adjusted for $6.1 million of unamortized debt discount and deferred financing fees pertaining to current portion of long-term debt of $88.9 million.

During the years ended December 31, 2023 and 2022, the Company entered into new or modified existing debt facilities as noted below:
GREC Holdings 1 LLC
On November 29, 2022, GREC Holdings 1 LLC entered into a credit agreement with a syndicate of lenders for an aggregate revolving credit facility commitment of $150.0 million with the allowance for increases of credit of no more than $50.0 million. On March 21, 2023, the facility was amended to increase the aggregate commitment to $200.0 million. Advances under the revolving credit facility, through the maturity date of November 29, 2027, will bear interest at the term SOFR index rate plus a spread adjustment plus applicable margin (spread adjustment of 0.10%; applicable margin ranging between 1.75% and 2.00%), and base rate loans will bear interest of the base rate plus applicable margin (base rate being greatest of prime rate, index floor, or federal funds rate plus 0.50%; applicable margin ranging between 0.75% and 1.00%).
Dogwood GB Manager LLC
On March 29, 2023, Dogwood GB Manager LLC entered into a loan agreement with a syndicate of lenders to provide a term loan in an aggregate principal amount of up to $47.1 million. On May 30, 2023, the loan agreement was amended to increase the aggregate principal amount up to $90.6 million. The loan is secured by a first-priority security interest in all assets of Dogwood GB Manager LLC, including a pledge of (a) Dogwood GB Manager LLC's interest in Dogwood Holdings LLC, and (b) GREC Holdings 1 LLC's ownership interests in Dogwood GB Manager LLC. The interest rate on the loan is one-month SOFR plus an applicable margin, which is 1.63% per annum through the fourth anniversary of the closing date and 1.75% per annum after the fourth anniversary of the closing date. Thereafter, the interest rate will increase by 0.12% for each fourth anniversary. The borrower is only required to pay interest in quarterly installments through the fifth anniversary of the closing date, and thereafter is required to pay quarterly installments of principal and interest through the maturity date, March 29, 2030.
GREC Warehouse Holdings I LLC
On August 11, 2023, GREC Warehouse Holdings 1 LLC entered into a credit agreement with a syndicate of lenders for an aggregate revolving credit facility commitment of $75.0 million with the allowance for increases of credit of no more than $175.0 million. On October 16, 2023, the credit agreement was amended to increase the commitment to $225.0 million with the allowance for increases of credit of no more than $25.0 million. The revolving credit facility will bear interest at the three-month SOFR plus an applicable margin, which is 2.03% through the second anniversary of the closing date and 2.28% per annum after the second anniversary of the closing date through the maturity date, August 11, 2026. Borrowings under the credit facility are secured by certain equity interests in the borrower and its wholly owned subsidiaries held by indirect wholly owned subsidiaries of the Company.
GB Wind Holdco LLC
On September 15, 2023 and November 14, 2023, the GB Wind Holdco LLC loan agreement was amended and restated to provide financing in connection with the repower of certain wind facilities. The loan bears interest at the three-month SOFR rate plus an applicable margin, which is 1.38% per annum through the fourth anniversary of the closing date and 1.50% per annum after the fourth anniversary of the closing date through the applicable maturity date. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date of December 31, 2027, at which point all unpaid principal, interest, fees, cost, and all other obligations with respect to the term loan shall be due and payable. The tax equity bridge loans bear interest at the three-month SOFR rate plus an applicable margin, which is 1.3% per annum. Principal and interest payments for the tax equity bridge loans shall be made on the applicable maturity dates for the applicable repowering projects, currently only applicable to one of the repower projects through the scheduled maturity date of March 31, 2024.
Sego Lily Solar Manager LLC
On January 28, 2022, Utility Solar AcquisitionCo 2021 LLC, as a co-borrower with Sego Lily Solar Manager LLC, entered into a financing agreement to provide a construction loan facility, an ITC bridge loan facility, and a term loan facility in connection with the construction and operations of renewable energy facilities. The financing agreement was subsequently amended on June 9, 2022 to add commitments to provide term loans for two wind energy projects. The loan is secured by a first-priority security interest in all assets of Sego Lily Solar Manager LLC, including a pledge of (a) Sego Lily Solar Manager LLC 's interest in Sego Lily Solar Holdings LLC and Graphite Solar Holdings LLC, and (b) GREC's ownership interests in Sego Lily Solar Manager LLC. On August 17, 2022, the loan converted to a term loan. The term loans bear interest at the one-month SOFR plus an applicable margin, which is 1.53% per annum until the fourth anniversary of the term conversion and 1.50% from and including the fourth anniversary and increasing by 0.13% for each fourth anniversary thereafter. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date of June 30, 2028.

Celadon Manager LLC
On February 18, 2022, Celadon Manager LLC entered into a loan agreement syndicated with various lenders in an amount not to exceed $71.0 million. The loan is secured by a first-priority security interest in all assets of Celadon Manager LLC, including a pledge of (a) Celadon Manager LLC's interest in Celadon Holdings LLC, and (b) GREC's ownership interests in Celadon Manager LLC. The loan bears interest at the one-month SOFR plus an applicable margin, which is 1.60% through the fifth anniversary of the closing date, 1.63% per annum after the fifth anniversary of the closing date and increasing by 0.13% for each fifth anniversary thereafter. The loan requires quarterly payments of interest only through the fifth anniversary of the closing date, after which it requires quarterly payments of principal and interest through the maturity date, February 18, 2029.
Ponderosa Manager LLC
On July 26, 2022, Ponderosa Manager LLC and Utility Solar AcquisitionCo 2022 LLC jointly entered into a financing agreement syndicated with various lenders who agreed to provide certain construction, ITC bridge and aggregation loan facilities in an amount not to exceed $173.4 million. The construction and aggregation loan facilities reached the end of their availability periods in 2023. On October 4, 2023, the Company repaid the ITC bridge loan and the construction aggregation loans were converted into a term loan. The term loan bears interest at SOFR plus 1.4% through the maturity date of October 4, 2029.
PRC Nemasket LLC
On November 1, 2022, PRC Nemasket LLC entered into a financing agreement. The lenders agreed to provide a term loan not to exceed $45.0 million in aggregate. The principal of the term loan shall be due and payable in quarterly principal installments, with final payment due on the maturity date, November 1, 2029. The banks also agreed to extend letters of credit to the borrower not to exceed $2.5 million in aggregate. The letters of credit have an expiration date agreed to at the time of issuance, with an expiration date of no more than twelve months after the date of the of letter issuance. All loans bear interest at SOFR with an applicable margin of 1.25%, increasing to 1.38% after the fourth anniversary of the closing date.
GREC Entity HoldCo

On November 25, 2021, GREC Entity HoldCo converted its loan to a term loan with a maturity on June 20, 2025. The loan bears interest at a rate equal to the daily SOFR rate plus 1.85%. The loan is secured by, among other customary interests, a pledge of all of the issued and outstanding equity interests of GREC Entity HoldCo as a collateral for this credit agreement. The credit agreement was amended to eliminate any guarantee from either GREC LLC or GREC in November 2022. As of and for the fiscal quarter ended December 31, 2023, GREC Entity HoldCo was not in compliance with the debt service coverage ratio (as defined in the credit agreement) for this credit agreement, which resulted in the Company’s classification of the debt to the current liability as of December 31, 2023. A default under the credit agreement permits the administrative agent, among other things, to declare all or any part of the outstanding principal amount of the loans under the credit agreement and related interest immediately due and payable. The Company is working in good faith with the lender to secure a waiver of default. While the Company expects to receive a waiver of default, there is no guarantee that the company will receive such waiver. Further, there are no cross-defaults associated with this technical default.
The Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding borrowings. Refer to Note 12. Derivative Instruments for further discussion.
The following table shows the components of interest expense related to the Company’s borrowings for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022:

(in thousands)	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Loan interest(1)	$54,615	$16,093
Commitment / letter of credit fees	2,986	2,013
Amortization of deferred financing fees and discount	6,690	1,533
Interest capitalized	(23,378)	(4,614)
Total	$40,913	$15,025
(1) Includes interest rate swap settlements in the amount of $26.7 million as a reduction of loan interest.
Interest expense disclosed in the table above is included within Interest expense, net on the Consolidated Statements of Operations.

The principal payments due on borrowings for each of the next five years ending December 31, 2023 and thereafter, are as follows:

(in thousands)
Period ending December 31,	Principal Payments
2024	$88,917
2025	39,546
2026	277,490
2027	255,582
2028	133,462
Thereafter	266,934
$1,061,931
Other Financing Arrangements
In November and December 2023, the Company entered into sale-leaseback arrangements related to certain wind assets with an initial lease term of 9.3 and 20.0 years, respectively, for total cash proceeds of $240.9 million. The Company utilized the proceeds to pay down $132.6 million of existing debt and $1.0 million in transaction costs. Under the lease agreements, the Company is required to make total lease payments of $158.6 million over the respective lease terms. In addition, in accordance with the lease agreements, the Company has an early buyout option in December 2029. The early buyout option is defined as the fair market value of the project at the buyout date or an amount set forth in the lease agreement, whichever is greater. As part of the arrangement, the Company will still operate and earn revenues from the facilities throughout the lease term while the lessor will be entitled to all available tax credits. As part of the sale-leaseback transaction, the Company entered into a tax indemnity agreement. As part of the agreement, with respect to the leased assets, the lessor holds indemnification rights related to a disallowance or reduction of assumed tax deductions and tax credits. Subject to certain requirements set forth within the tax indemnity agreement, the Company would be required to pay the lessor for all reduced or disallowed tax deductions and credits.
The sale-leaseback arrangements did not meet the criteria of a sale for accounting purposes. As such, the Company accounted for these transactions as a failed sale-leaseback and financing arrangements. As of December 31, 2023, the Company recorded $69.4 million and $169.8 million of financing obligations within Current portion of failed sale-leaseback financing and Failed sale-leaseback financing, net of current portion, respectively, on the Consolidated Balance Sheets. In connection with the transaction, the Company recorded origination costs as an offset to the failed sale-leaseback financing liability. As of December 31, 2023, the Company recorded $0.3 million and $1.4 million of origination costs which are recorded as a reduction to Current portion of failed sale-leaseback financing and Failed sale-leaseback financing, net of current portion, respectively, on the Consolidated Balance Sheets.
The future payments on failed sale-leaseback financing arrangements for each of the next five years ending December 31, 2023 and thereafter, are as follows:

(in thousands)
Period ending December 31,	Future Payments
2024	$69,722
2025	9,685
2026	9,900
2027	10,046
2028	10,028
Thereafter	49,201
Total lease payments	$158,582

Note 12. Derivative Instruments
The Company manages interest rate risk primarily through the use of derivative financial instruments.
Cash Flow Hedges of Interest Rate Risk
The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company, through its wholly owned subsidiaries, has entered into interest rate swaps as part of its interest rate risk management strategy. Certain of these interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed interest rate payments at fixed rates. These fixed rates, for all interest rate swaps regardless of designation, range between 0.41% and 4.37%.
The following tables reflect the location and estimated fair value positions of derivative contracts at:

(in thousands)		December 31, 2023
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)

Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Derivative liabilities)	$861,322	$98,669	$(489)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Derivative liabilities)	463,063	43,499	(5,344)
Total		$1,324,385	$142,168	$(5,833)
As of December 31, 2023, the notional amount for derivatives designated as hedging instruments includes $751.2 million associated with currently effective swaps and $110.1 million associated with forward starting swaps. The notional amount for derivatives not designated as hedging instruments includes $112.6 million associated with swaps currently in effect, $65.7 million associated with forward starting swaps, and $284.7 million associated with a deal contingent swap. The interest rate swaps have maturities between 2025 and 2050.

(in thousands)		December 31, 2022
Derivatives Designated as Hedging Instruments	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Interest rate swap contracts	Derivative assets / (Other liabilities)	$1,527,814	$195,840	$—
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

The following table provides information on the fair value of derivative contracts as recorded in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations:

	Year ended December 31, 2023
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive (Loss) Income
Loss recognized in other comprehensive income	$(20,545)	$—
Amortization of off-market derivatives	6,974	(224)
Less: Taxes on total net loss recognized in other comprehensive income	3,633	—

Consolidated Statements of Operations
Change in unrealized gain of interest rate swaps, net	6,546	11,217
Realized gain on interest rate swaps, net	2,428	—

	For the period from May 19, 2022 through December 31, 2022
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive (Loss) Income
Gain recognized in other comprehensive income	$74,086	$—
Amortization of off-market derivatives	2,056	—
Less: Taxes on total net gain recognized in other comprehensive income	(20,048)	—

Consolidated Statements of Operations
Change in unrealized loss of interest rate swaps, net	(249)	—
Realized loss on interest rate swaps, net	(1,322)	—
For derivatives designated as cash flow hedges, the changes in the fair value of the derivative are initially reported in other comprehensive income (outside of earnings) and are subsequently reclassified to earnings when the hedged transaction affects earnings. The Company assesses the effectiveness of each hedging relationship by utilizing a statistical regression analysis. For derivatives not designated in a hedging relationship, the changes in fair value of the derivative are reported immediately in earnings.
Amounts reported in accumulated other comprehensive income related to designated derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that existing gains of $22.8 million currently reflected in Accumulated other comprehensive income will be reclassified to earnings as a decrease in interest expense as interest payments are made.
From time to time, the Company designates interest rate swaps when they have a non-zero fair value. In particular, on the date that the Company transitioned from Investment Basis to Non-Investment Basis, the Company designated all of its then existing interest rate swaps as cash flow hedges. The non-zero fair value of these cash flow hedges on the designation date is recognized into income under a systematic and rational method over the life of the hedging instrument and is presented in the same line item on the Consolidated Statements of Operations as the earnings effect of the hedged item, with the offset recorded to Other comprehensive income (loss). In addition, the Company periodically dedesignates interest rate swaps as hedging instruments voluntarily or in association with the termination of the swaps. When the Company dedesignates a swap as a hedging instrument, the Company evaluates whether the forecasted transactions previously hedged by the interest rate swap are not probable of occurring and, if so, reclassifies the amount recorded in Accumulated other comprehensive income to Unrealized gain (loss) on interest rate swaps, net in the Consolidated Statements of Operations. When the Company determines that the forecasted transactions previously hedged by the interest rate swap are not probable of not occurring, the Company recognizes the amounts within Accumulated other comprehensive income related to the dedesignated interest rate swap into interest expense as the originally forecasted transactions affect earnings.

The non-zero designation date value of cash flow hedges and dedesignated cash flow hedges for which the originally forecasted transactions are not probable of not occurring are amortized and reclassified from other comprehensive income to interest expense. For swaps not designated as cash flow hedges, the designation date value will still be amortized and reclassified from other comprehensive income to Interest expense, net in the Consolidated Statements of Operations.
As of December 31, 2023, the Company expects $36.1 million to be reclassified from Accumulated other comprehensive income to earnings as an increase to interest expense through 2050; the life of the hedge forecasted transactions. During the next twelve months, the Company estimates that $5.6 million will be reclassified from Accumulated other comprehensive income to earnings as an increase to interest expense associated with the amortization of these non-zero fair value and dedesignated cash flow hedges.
On November 12, 2023 and December 29, 2023, the Company amended two existing interest rate swap agreements to reduce the existing notional amount of the swaps, which were designated in an effective hedging relationship. As the hedged forecasted transaction was probable of not occurring, the Company reclassified a $2.4 million gain from Accumulated other comprehensive income to Unrealized gain (loss) on interest rate swaps, net in the Consolidated Statements of Operations.
During the year ended December 31, 2023, the Company received $59.6 million in cash and recorded a receivable of $2.5 million as a result of the full or partial termination of interest rate swaps. The Company collected the outstanding receivable of $2.5 million on January 5, 2024. The cash proceeds received are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
Additionally, from time to time, the Company utilizes derivative instruments for the purposes of managing interest rate risk on future term debt instruments. Since the debt agreements have not yet closed, in order to lock in the terms, the Company may make payments to be maintained as cash collateral. As of December 31, 2023 and 2022, the Company recorded nil and $1.7 million, respectively, of cash collateral in Other current assets in the Consolidated Balance Sheets.

Note 13. Asset Retirement Obligations
The following table represents the balance of AROs as of December 31, 2023, as well as the additions, settlements and accretion related to the Company's AROs for the year ended December 31, 2023:

(in thousands)
Balance as of December 31, 2022	$31,413
Adjustments in estimates for current obligations	(217)
Asset retirement obligation settled during current period	(337)
Asset retirement obligation incurred during current period	1,425
Accretion expense	2,622
Balance as of December 31, 2023	$34,906

Note 14. Income Taxes
The Company conducts most of its operations through GREC, its taxable wholly owned subsidiary. The Company’s consolidated income tax (benefit) provision consists of the following:

(in thousands)	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Federal	$(19,269)	$985
State	(2,290)	2,019
Foreign	11	1
Deferred (benefit) provision for income taxes	$(21,548)	$3,005
The principal differences between the Company’s effective tax rate of 10.9% and (5.2)% on operations and the U.S. federal statutory income tax rate as of December 31, 2023 and 2022, respectively, are as follows:

(in thousands)	For the year ended December 31, 2023	Percentage	For the period from May 19, 2022 through December 31, 2022	Percentage
Tax (benefit) at statutory U.S. federal income tax rate	$(41,398)	21.0%	$(12,002)	21.0%
State income taxes, net of federal benefit	(7,050)	3.6%	937	(1.6)%
Noncontrolling interest	20,184	(10.2)%	12,482	(21.8)%
Share-based compensation	1,816	(0.9)%	1,441	(2.5)%
Federal tax credits	(1,293)	0.6%	(2,100)	3.7%
Change in valuation allowance	4,330	(2.2)%	658	(1.2)%
Permanent differences (GREC LLC and other - net)	1,863	(1.0)%	1,589	(2.8)%
Actual provision for income taxes	$(21,548)	10.9%	$3,005	(5.2)%

Deferred tax assets (liabilities) reported on the accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022 are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Net operating losses	$99,469	$98,911
Long-term debt and failed sale-leaseback financing	58,519	—
Federal tax credits	17,671	16,252
Operating lease liabilities	13,825	14,282
Asset retirement obligations	5,035	5,287
Disallowed interest	—	5,028
Other	3,678	3,571
Total deferred tax assets	198,197	143,331
Less: Valuation allowance	(6,500)	(2,170)
Deferred tax assets, net of valuation allowance	$191,697	$141,161

Property, plant, and equipment	$(77,752)	$(48,090)
Investments in flow-through entities taxed as partnerships	(68,245)	(41,667)
Intangibles	(54,823)	(64,834)
Derivative assets	(35,900)	(51,569)
Operating lease assets	(13,555)	(14,070)
Long-term debt	—	(4,658)
Total deferred tax liabilities	(250,275)	(224,888)
Deferred tax liabilities, net	$58,578	$83,727
As of December 31, 2023, the Company’s net deferred tax liability of $58.6 million consists of a deferred tax liability of $58.7 million, offset by a deferred tax asset of $0.1 million, which are recorded to Deferred tax liabilities, net and Other noncurrent assets, respectively, on the Consolidated Balance Sheets.
As of December 31, 2022, the Company’s net deferred tax liability of $83.7 million consists of a deferred tax liability of $85.7 million, offset by a deferred tax asset of $1.9 million, which are recorded to Deferred tax liabilities, net and Other noncurrent assets, respectively, on the Consolidated Balance Sheets.
As of December 31, 2023, the Company has federal net operating loss carry-forwards of approximately $368.7 million. Approximately $329.2 million of the carry-forward is indefinite-lived with the remaining $39.5 million expiring in 2036 and 2037. Federal tax credit carryforwards are approximately $17.7 million and will expire between 2035 and 2043.
As of December 31, 2023, state net operating loss and carryforwards total approximately $412.2 million. Approximately $66.4 million of the net operating loss carry-forward is indefinite-lived with the remaining $345.8 million expiring between 2024 and 2043 with earlier years expirations reserved by a valuation allowance.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023, management has applied a partial valuation allowance of $6.5 million against the deferred tax assets resulting from certain state net operating loss carryforwards where it is more likely than not that they will not be utilized during their carryforward period.
Federal and state statutes of limitations are generally open for all years in which the Company has generated net operating losses, the earliest of which is the year ended December 31, 2014.
The Company assessed its tax positions for all open tax years as of December 31, 2023 for all U.S. federal and state, and foreign tax jurisdictions for the years 2014 through 2023. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of December 31, 2023.
The Company is under audit by federal tax authorities at one of its tax equity partnerships for the fiscal year 2021. There have not been any proposed adjustments at this stage of the examination. The examination is expected to be finalized in the fiscal year 2025.

Note 15. Commitments and Contingencies
Legal Proceedings
The Company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. As of December 31, 2023, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company.
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of December 31, 2023, the Company has provided the requisite security for these agreements in the form of a standby letter of credit of $169.7 million. As of December 31, 2023, the Company had no unused letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from June 2025 through January 2057.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $1.2 billion to complete construction of the facilities and the closing of the purchase of membership interest pursuant to all conditions being met under such agreements. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled between 2024 and 2027. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed-upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. As of December 31, 2023, the Company was in compliance with all agreed-upon delivery quantities.
Renewable Energy Credit Commitments
The Company enters into two different types of forward sales agreements. The first type of forward sales agreement is to sell 100% of the RECs produced by certain renewable energy systems. Total REC sales will depend on total production at each renewable energy system. The second type of forward sales agreement is to sell a specified number of RECs at fixed prices during specific periods between 2024 and 2041. As of December 31, 2023, the Company's commitments with third parties under REC sales contracts are as follows:

(in thousands)	Number of RECs
2024	176
2025	59
2026	55
2027	28
2028	28
Thereafter	174
Total	520

Leases
Lease agreements are evaluated at inception to determine whether they represent finance or operating leases. The Company has determined its site leases represent operating leases, and accordingly, minimum rental expense is recognized on a straight-line basis over the lease term beginning with the lease commencement date. For finance leases, the minimum rental expense is recognized in a front-loaded expense pattern. Refer to Note 10. Leases for further discussion of the Company’s future minimum commitments under all non-cancellable leases.
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures, which are governed by various agreements to which certain of the Company’s subsidiaries are individually a party to, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $842.7 million as of December 31, 2023. As of December 31, 2023, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
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
Immediately prior to the closing of the Acquisition on May 19, 2022, GCM owned 23.6 thousand Class A shares and 2.8 thousand Class P-D shares. In connection with the Acquisition, all Class A shares and Class P-D shares held by GCM were forfeited, retired and cancelled. The forfeiture, retirement, and cancellation of the shares held by GCM for $0.2 million was recorded to Other capital activity on the Consolidated Statements of Equity.
Modified Special Unit
In accordance with the terms of the Fourth Operating Agreement, the Special Unitholder was the holder of the Special Unit, which, prior to the completion of the Acquisition, entitled the Special Unitholder to receive the Performance Participation Fee and Liquidation Performance Participation Fee, each as described in detail in Note 4. Related Party Agreements and Transaction Agreements as included in the Notes to the Consolidated Financial Statements as prepared under the Investment Basis.
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
Transition Services Agreement
In connection with the Acquisition, Group LLC and certain other parties (together, the “Service Recipients”) entered into a transition services agreement with Greenbacker Administration (the “Transition Services Agreement”). In November 2023, Group LLC and the Service Recipients entered into an amended transition services agreement (the “Amended Transition Services Agreement”), pursuant to which Greenbacker Administration is providing certain financial and corporate recordkeeping services to the Service Recipients until the earlier of: (i) December 31, 2025; (ii) such time as the parties terminate the services arrangement; or (iii) one month after such Service Recipient has been liquidated and dissolved. The Service Recipients shall be required to pay a fee of $200 per hour per person performing the services it receives under both the Transition Services Agreement and Amended Transition Services Agreement. The impact of the Transition Services Agreement and Amended Transition Services Agreement, as applicable, to the Consolidated Financial Statements for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022 was not material.
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
GCM Managed Funds
Prior to the Acquisition, GCM served as the external advisor of four investment entities: the Company, GROZ, GDEV I and GREC II. The Advisory Agreement between GCM and the Company was terminated in connection with the Acquisition. However, the Company continues to provide through GCM investment management services to GROZ, GDEV I and GREC II as a result of the acquisition of GCM. As a result, the Company began to record Investment Management revenue on the Consolidated Statements of Operations, as applicable, and more fully described below. In addition, the Company entered into an advisory agreement with GDEV II on November 11, 2022.
Base management fees under GCM’s advisory fee agreement with GROZ are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital for GROZ. During the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, the Company earned $0.3 million and $0.2 million, respectively, in management fees from GROZ. Management fees from GROZ are included in Investment Management revenue on the Consolidated Statements of Operations. The management fees earned are payable monthly, in arrears. As of December 31, 2023 and 2022, the Company was owed $0.2 million and $0.1 million, respectively, in management fees from GROZ, which is included in Accounts receivable on the Consolidated Balance Sheets.
The Company is also eligible to receive certain performance-based incentive fee distributions from GROZ, including upon liquidation of GROZ, subject to certain distribution thresholds as defined in the amended and restated limited liability company operating agreement of GROZ. The Company did not recognize any revenue related to GROZ incentive fee distributions for the year ended December 31, 2023 or the period from May 19, 2022 through December 31, 2022.
Base management fees under GCM’s advisory fee agreements with GDEV and GDEV B, dated March 3, 2022, are calculated as described herein. For the period from March 3, 2022 through the date on which the commitment period ends (as defined in the GDEV and GDEV B amended and restated limited partnership agreements), the management fee is calculated at an annual rate of 1.75% to 2.00%, depending on the limited partner, of the aggregate capital commitments to GDEV and GDEV B. Beginning on the date following the date on which the commitment period terminates, the management fee is calculated at an annual rate of 1.75% to 2.00%, depending on the limited partner, of the aggregate cost basis of all portfolio securities of GDEV and GDEV B. The management fees earned are payable quarterly in advance. As a result of the Company consolidating GDEV during the period from May 19, 2022 through November 17, 2022, $0.9 million of management fee revenue earned under the advisory agreement with GDEV was considered intercompany revenue and was therefore eliminated in consolidation. As a result of the deconsolidation of GDEV on November 18, 2022, management fee revenue is no longer eliminated in consolidation and is recorded on the Consolidated Statements of Operations. During the period from November 18, 2022 through December 31, 2022, the Company earned $0.2 million in management fees from GDEV, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of December 31, 2022, the Company was not owed any management fees from GDEV. Management fee revenue earned under the advisory agreement with GDEV B is not considered intercompany revenue, and therefore is not eliminated in consolidation. During the period from May 19, 2022 through December 31, 2022, the Company earned $0.4 million in management fees from GDEV B, which is included in Investment Management revenue on the Consolidated Statements of Operations. During the year ended December 31, 2023, the Company earned $2.4 million in management fees from GDEV I, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of December 31, 2023 and 2022, the Company was not owed any management fees from GDEV I. As of December 31, 2023 and 2022, GDEV I prepaid the Company management fees of nil and $0.6 million, respectively, which is included in Other current liabilities on the Consolidated Balance Sheets.
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV I, including upon liquidation of GDEV I, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV I. The Company did not recognize any revenue related to GDEV I incentive fee distributions for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022.

Base management fees under GCM’s advisory agreement with GDEV II, dated November 11, 2022, are calculated as described herein. For the period from November 11, 2022 through the date on which the commitment period ends (as defined in the GDEV II amended and restated limited partnership agreement), the management fee is calculated at an annual rate of 1.50% to 2.00%, depending on the limited partner, of the aggregate capital commitments to GDEV II. Beginning on the date following the date on which the commitment period terminates, the management fee will be calculated at an annual rate of 1.50% to 2.00%, depending on the limited partner, of the aggregate cost basis of all portfolio securities of GDEV II. The management fees earned are payable quarterly in advance. During the year ended December 31, 2023 and the period from November 11, 2022 through December 31, 2022, the Company earned $2.0 million and $0.2 million, respectively, in management fees from GDEV II, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of December 31, 2023 and 2022, the Company was owed $0.8 million and $0.2 million, respectively, in management fees from GDEV II, which is included in Accounts receivable on the Consolidated Balance Sheets.
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV II, including upon liquidation of GDEV II, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV II. The Company did not recognize any revenue related to GDEV II incentive fee distributions for the year ended December 31, 2023 or the period from November 11, 2022 through December 31, 2022.
Base management fees under GCM’s advisory fee agreement with GREC II are to be calculated at a monthly rate of 1.25% annually of the aggregate NAV of the net assets attributable to Class F shares of GREC II plus an annual percentage of the aggregate NAV of the net assets attributable to Class I, Class D, Class T, and Class S shares in accordance with the following schedule:

Aggregate NAV (Class I, Class D, Class T, and Class S shares)	Management Fee
On NAV up to and including $1,500,000,000	1.75% (0.15% monthly)
On NAV in excess of $1,500,000,000	1.50% (0.13% monthly)
During the year ended December 31, 2023, the Company earned $3.9 million in management fees from GREC II, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of December 31, 2023, the Company was owed $2.3 million in management fees from GREC II, which is included in Accounts receivable on the Consolidated Balance Sheets. For the period from May 19, 2022 through December 31, 2022, the Company did not earn any management fees under the advisory agreement due to GREC II’s early stage of development.
The Company is also eligible to receive certain performance-based incentive fees from GREC II, including upon liquidation of GREC II, subject to certain distribution thresholds as defined in the advisory agreement between GCM and GREC II. For the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, the Company recognized $1.7 million and $0.9 million, respectively, related to GREC II performance-based incentive fees, which are included in Investment Management revenue on the Consolidated Statements of Operations. As of December 31, 2023 and 2022, the Company was owed $0.5 million and $0.9 million, respectively, in performance-based incentive fees, respectively, which are included in Accounts receivable on the Consolidated Balance Sheets.
In addition, the Company earns administrative fee revenue for certain technical, financial, legal, accounting, tax and operational asset management services performed by Greenbacker Administration. Pursuant to the administration agreement between GREC II and Greenbacker Administration, GREC II will reimburse Greenbacker Administration for the costs and expenses incurred by Greenbacker Administration and any sub-administrators in performing their obligations and providing personnel and facilities to GREC II. During the year ended December 31, 2023, the Company earned $3.5 million in administrative fee revenue, which is included in Investment Management revenue on the Consolidated Statements of Operations. The Company did not recognize any administrative fee revenue for the period from May 19, 2022 through December 31, 2022. As of December 31, 2023, the Company was owed $2.4 million in administrative fees from GREC II, which is included in Accounts receivable on the Consolidated Balance Sheets.
During the year ended December 31, 2023, the Company guaranteed $34.9 million of costs to complete ongoing construction of certain facilities currently owned or to be acquired by GREC II pursuant to the terms and conditions of various construction related contracts. As of December 31, 2023, the Company was not aware of any events that could trigger the Company’s obligations under these guarantees. During March 2024, the Company assigned $18.1 million of guarantees to GREC II and intends to assign the remaining guarantees.

Other Related Party Transactions
The Company entered into secured loans to finance the purchase and installation of energy-efficient lighting with AEC Companies. Certain of the loans with LED Funding LLC, an AEC Company, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own a direct, noncontrolling ownership interest in the Company. The loans between the AEC Companies and the Company, and the subsequent leases, were negotiated at arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of December 31, 2023 and 2022, the Company was owed $0.1 million and $0.1 million, respectively, in lease payments from AEC Companies, which is included in Accounts receivable on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, the principal balance of the loan receivable was $0.2 million and $0.3 million, respectively, which is included in Other noncurrent assets on the Consolidated Balance Sheets. The interest receivable as of December 31, 2023 and 2022 was not material. The Company received payments of $0.1 million and $0.1 million on the operating leases and the loan receivable, respectively, during both the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022.
On September 1, 2023, GREC (together with the Company) and Mehul Mehta entered into a separation agreement where Mr. Mehta’s role as Chief Investment Officer with the Company terminated on September 1, 2023, and the Company engaged Mr. Mehta as a consultant. Pursuant to the separation agreement, Mr. Mehta will receive cash severance of $1.3 million and a grant of 0.1 million cash-settled restricted share units, of which a certain portion vested on February 17, 2024, with the remainder vesting on February 17, 2025. Mr. Mehta’s previous grant of 0.1 million restricted share units were forfeited. A certain number of Mr. Mehta’s Earnout Shares will vest on an accelerated basis on May 19, 2024. Mr. Mehta will also have the ability to have Class P-I shares repurchased depending on whether the Company’s current SRP has been terminated or suspended. Refer to Note 19. Share-based Compensation for additional information on Mr. Mehta’s forfeited restricted share units and granted cash-settled restricted share units. All participating Earnout Shares and Class P-I shares were reclassified as temporary equity and recorded within Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets.
In addition, the Company entered into a consulting agreement with Mr. Mehta to provide certain consulting, transition and other services. The term of the consulting agreement is from September 1, 2023 through January 2, 2024, with total consideration of $0.2 million paid in accordance with the Company’s normal payroll schedule. The consulting agreement expired in accordance with its terms on January 2, 2024.

Note 17. Noncontrolling Interests and Redeemable Noncontrolling Interests
NCI represents the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Company. For accounting purposes, the holders of NCI of consolidated subsidiaries of the Company include Tax Equity Investors under the tax equity financing facilities as well as the NCI in GDEV GP and GDEV GP II, which are held by an employee of the Company, and GDEV, which NCI was held by other limited partners of the partnership prior to the deconsolidation event on November 18, 2022.
Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the Tax Equity Investors achieve their agreed-upon rate of return, they are entitled to a portion of the applicable project’s operating cash flow as well as substantially all of the project’s investment tax credits, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the Tax Equity Investors reach their target return between five and 10 years after the applicable project achieves commercial operation. The Company has determined that the contractual arrangements with Tax Equity Investors represent substantive profit-sharing arrangements and that income or loss should be attributed to these NCIs in each period using a balance sheet approach referred to as the HLBV method. As of December 31, 2023, RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value was $2.2 million, and nonredeemable NCI attributable to Tax Equity Investors was $113.7 million. As of December 31, 2022, RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value was $2.0 million, and nonredeemable NCI attributable to Tax Equity Investors was $83.3 million. Net loss attributable to noncontrolling interests for Tax Equity Investors was $95.7 million and $60.7 million for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, respectively. For the year ended December 31, 2023, contributions from Tax Equity Investors, net of syndication costs of $7.1 million, totaled $144.7 million, all of which was received in the period, and distributions to Tax Equity Investors totaled $17.0 million, of which $14.7 million was paid in the period. For the period from May 19, 2022 through December 31, 2022, contributions from Tax Equity Investors net of syndication costs totaled $82.7 million, all of which were received in the period, and distributions to Tax Equity Investors totaled $11.4 million, of which $8.6 million was paid in the period.
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of December 31, 2023 and 2022, the NCI attributable to the GDEV GP was not material and $0.5 million, respectively. Net income (loss) attributable to noncontrolling interests at GDEV GP for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022 was not material.
The Company allocates income and loss to the NCI in GDEV GP II based on the contractual allocations within the GDEV GP II operating agreement. As of December 31, 2023 and 2022, the NCI attributable to the GDEV GP II was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022 was not material.
The noncontrolling interests in GDEV represented the component of equity held by limited partners, excluding the equity held by the Company, prior to the deconsolidation of GDEV on November 18, 2022 as discussed in Note 5. Variable Interest Entities. The portion of the net investment gains (losses) of GDEV attributable to the limited partner investors was allocated to noncontrolling interests prior to the deconsolidation. Net income attributable to noncontrolling interests at GDEV was $1.2 million for the period from May 19, 2022 through November 17, 2022. For the period from May 19, 2022 through November 17, 2022, contributions from the GDEV limited partners totaled $22.2 million, of which $22.2 million was received in the respective period. For the period from May 19, 2022 through November 17, 2022, distributions to the limited partners totaled $2.6 million, all of which were paid in the respective period. As a result of the deconsolidation event on November 18, 2022, there was no NCI attributable to GDEV investors as of December 31, 2023 or 2022.
As of December 31, 2023 and 2022, NCI attributable to other noncontrolling interest was $0.2 million and $0.2 million, respectively.

Note 18. Equity
General
Pursuant to the terms of the Fifth Operating Agreement, the Company may issue up to 400.0 million shares, 350.0 million of which shares are currently designated as Class A, C, I, P-A, P-D, P-S, P-T, P-I shares and Earnout Shares (collectively, common shares), and 50.0 million are designated as preferred shares. Except as described below, each class of common shares will have the same voting rights and rights to participate in distributions payable by the Company.
In connection with the Acquisition, the Company issued 13.1 million newly designated Earnout Shares to Group LLC pursuant to a certificate of share designation of Class EO common shares of the Company (the “Certificate of Designation”).The Certificate of Designation was subsequently amended and restated in February 2024 (the “Amended and Restated Certificate of Designation”). The Amended and Restated Certificate of Designation amended the provision providing for the allocation of net capital gains realized in connection with the actual or hypothetical sale of all or substantially all of the assets of the Company.. Earnout Shares are divided into three separate series, designated as “Tranche 1 Earnout Shares,” “Tranche 2 Earnout Shares,” and “Tranche 3 Earnout Shares,” and are comprised of 4.4 million Tranche 1 Earnout Shares, 4.4 million Tranche 2 Earnout Shares, and 4.4 million Tranche 3 Earnout Shares. Each separate series of Earnout Shares initially do not have the right to participate in any distributions paid by the Company. However, upon the achievement of separate benchmark targets applicable to each series in accordance with the terms of the Amended and Restated Certificate of Designation, or upon the occurrence of certain liquidity events, each series of Earnout Shares can become Participating Earnout Shares and will become entitled to priority allocations of profits and increases in value from the Company, and will (i) have equivalent economic and other rights as the Class P-I shares of the Company, (ii) vote together as a single class with the Class P-I shares on all matters submitted to holders of Class P-I shares generally, (iii) not have separate voting rights on any matters (other than amendments to the terms of the Participating Earnout Shares that affect such Participating Earnout Shares adversely and in a manner that is different from the terms of the Class P-I shares), and (iv) have the right to participate in all distributions payable by the Company, as if they were, and on a pari passu basis with, the Class P-I shares for all purposes set forth in the Fifth Operating Agreement. Prior to the satisfaction of these targets as per the terms and conditions of the Amended and Restated Certificate of Designation, Earnout Shares will not be entitled to (x) vote with other shares on matters submitted to the holders of shares generally or (y) receive any distributions made to any other holders of shares (and will not be entitled to any accrual of distributions prior to achieving the targets described in the Amended and Restated Certificate of Designation). As of December 31, 2023, certain Earnout Shares have earned participating status as discussed in Earnout Shares below.
In connection with the Acquisition, Group LLC received consideration of 24.4 million Class P-I shares and 13.1 million Earnout Shares. Holders of the Class P-I shares or Earnout Shares issued pursuant to the Contribution Agreement will not be permitted to sell or transfer the Class P-I shares or Earnout Shares for twelve months after the closing date of the Acquisition.
The Fifth Operating Agreement authorizes the Company’s Board of Directors, without approval of any of the members, to increase the number of shares the Company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, right, power and duties as may be specified by the Company's Board of Directors. The Fifth Operating Agreement also authorizes the Company's Board of Directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the Company's Board of Directors. In addition, the Company may also issue additional limited liability company interests that have designations, preferences, right, powers and duties that are different from, and may be senior to, those applicable to the common shares.

Distribution Reinvestment Plan
The Company adopted a DRP through which the Company’s Class A, C and I shareholders could elect to purchase additional shares with distributions from the Company rather than receiving the cash distributions. The DRP was amended as of February 1, 2021 to include all share classes. Shares issued pursuant to the DRP will have the same voting rights as shares offered pursuant to the Company's prior public and private offerings. As of April 17, 2023, pursuant to the Company’s Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-251021), the Company was offering up to $20.0 million in Class A, C and I shares to its existing Class A, C, and I shareholders pursuant to the Third Amended and Restated DRP. As of January 17, 2024, the Company ceased offering the shares under the previously effective registration statement, and pursuant to the Company’s new registration statement on Form S-3 (File No. 333-276532), the Company is offering up to $20.0 million in Class A, C and I shares to its existing Class A, C and I shareholders pursuant to the Third Amended and Restated DRP. No dealer manager fees, selling commissions or other sales charges will be paid with respect to shares issued pursuant to the DRP except for distribution fees on Class C, P-S and P-T shares (as discussed in Note 2. Significant Accounting Policies). At its discretion, the Board of Directors may amend, suspend or terminate the DRP as well as modify or waive the terms of the DRP with respect to certain or all shareholders, in its discretion, to be in the best interests of the Company. A participant may terminate the election to participate in the DRP by written notice to the plan administrator received by the plan administrator at least 10 days prior to the distribution payment date.
As of December 31, 2023, the Company issued 3.3 million Class A shares, 0.6 million Class C shares, 1.6 million Class I shares, 0.1 million Class P-A shares, 2.8 million Class P-I shares, 3.7 thousand Class P-D shares, 1.6 million Class P-S shares, and 14.4 thousand Class P-T shares for a total of 10.0 million aggregate shares issued under the DRP. As of December 31, 2022, the Company issued 2.9 million Class A shares, 0.5 million Class C shares, 1.4 million Class I shares, 48.9 thousand Class P-A shares, 1.6 million Class P-I shares, 2.4 thousand Class P-D shares, 0.9 million Class P-S shares, and 8.2 thousand Class P-T shares for a total of 7.3 million aggregate shares issued under the DRP.
Share Repurchase Program
The Company, through approval by its Board of Directors, adopted the SRP, pursuant to which the Company would conduct quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the Company at a price equal to the then current monthly share value for that class of shares.
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
The quarterly share repurchases limits for the SRP are set forth below.

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
On September 23, 2023, the Board of Directors approved the suspension of the SRP effective immediately, except for repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder. As a result of the suspension of the SRP, the Company will not accept or otherwise process any additional repurchase requests (except as noted above) until such time, if any, as the Board of Directors affirmatively authorizes the recommencement of the SRP. However, the Company can make no assurances as to whether this will happen or the timing or terms of any recommencement.

The Company delayed the payment with respect to the shares repurchased by the Company for the second quarter and distributed related proceeds in the fourth quarter of 2023. The Company also paid an additional supplemental payment to these redeeming shareholders based on the amount of distributions that the redeeming shareholders would have received from July 1, 2023 through the final date on which the shares are paid, had the Company not repurchased the shares. During the year ended December 31, 2023, the Company recorded and paid $0.7 million related to this supplemental payment to Interest expense, net on the Consolidated Statements of Operations.
The Company has received an order for the SRP from the SEC under Rule 102(a) of Regulation M under the Exchange Act. In addition, the SRP is substantially similar to repurchase programs for which the SEC has stated it will not recommend enforcement action under Rule 13e-4 and Regulation 14E under the Exchange Act.
Liquidation Performance Unit
In connection with the Acquisition, the Company issued a new Liquidation Performance Unit (the “LPU”) to the LPU Holder to replace the Special Unit previously issued to GCM. The Special Unit was contributed in connection with and immediately prior to the Acquisition from Group LLC, and therefore, was cancelled and terminated. The LPU Holder was formed on May 19, 2022 with the sole purpose of holding the LPU and is a wholly owned subsidiary of Group LLC. As per the terms of the agreement, upon an initial public offering of GREC (the “Listing”) or the liquidation of the Company, the LPU Holder shall be entitled to the Liquidation Performance Participation Distribution, the value and character of which is determined as follows:
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
Since none of the events that would trigger the Liquidation Performance Participation Distribution was considered probable to occur, no liability was recognized related to the LPU as of December 31, 2023.
Additionally, certain employees of the Company received profits interest units from the LPU Holder in exchange for employment services. Since the LPU Holder does not have any other operations or assets, the distribution an employee grantee shall receive from these profits interest units is the equivalent of the Liquidation Performance Participation Distribution the Company shall make to the LPU Holder. The Company has determined that the profits interest units do not represent a substantive class of the Company’s equity, and therefore, shall account for the potential distribution to employees as a payable in accordance with ASC Topic 710, Compensation—General. Since none of the events that would trigger the distribution was considered probable to occur, no liability was recognized as of December 31, 2023, and no compensation expense was recognized for the year ended December 31, 2023.
Earnout Shares
As discussed in Note 3. Acquisitions, on May 19, 2022, the Company completed a management internalization transaction pursuant to which it acquired substantially all of the business and assets including intellectual property and personnel of its external advisor, GCM, Greenbacker Administration and GDEV GP (collectively, the “Acquired Entities”).
The Acquisition was implemented under the terms of the Contribution Agreement, dated as of May 19, 2022, by and between the Company and GCM's former parent, Group LLC, a subsequent contribution agreement between the Company and GREC pursuant to which all the acquired businesses and assets were immediately contributed by the Company to GREC, and certain related agreements.
In connection with the Acquisition, Group LLC received consideration of 24.4 million Class P-I common shares, par value $0.001 per share (the “Class P-I shares”) and 13.1 million of a newly created class of common shares of the Company designated as the Earnout Shares, par value $0.001 per share.

The Earnout Shares included in purchase consideration are classified as contingent consideration liabilities and are subject to recurring fair value measurements until they reach the status of Participating Earnout Shares. As of December 31, 2023, the Run Rate Revenue exceeded $8.3 million but was less than $12.5 million. Accordingly, a total of 3.7 million Tranche 1 Earnout Shares with a fair value of $32.8 million achieved the status of Participating Earnout Shares for the year ended December 31, 2023, which was reclassified from Contingent consideration to Common stock, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, the fair value of the Earnout Shares that had not yet achieved the status of Participating Earnout Shares was $42.3 million and $75.7 million, respectively. The change in fair value of the contingent consideration related to Participating Earnout Shares is reclassified from Contingent consideration to Common shares, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. The change in fair value of the contingent consideration, excluding the reclassification associated with Earnout Shares that achieved the status of Participating Earnout Shares, is included in General and administrative expense on the Consolidated Statements of Operations.
As of December 31, 2023, none of the Company’s preferred shares were issued and outstanding.
The following table is a summary of the shares issued, participating and repurchased during the period and outstanding as of December 31, 2023:

(in thousands)	Class A	Class C	Class I	Class P-A	Class P-I	Class P-D	Class P-S	Class P-T	Class EO(1)	Total
Shares outstanding as of May 19, 2022	16,627	2,767	6,445	794	103,334	199	47,048	241	—	177,455
Shares issued to complete the acquisition	—	—	—	—	24,393	—	—	—	—	24,393
Shares issued through reinvestment of distributions	278	61	158	22	810	1	456	4	—	1,790
Shares repurchased	(741)	(155)	(199)	(1)	(3,505)	(6)	(1,008)	—	—	(5,615)
Shares transferred	—	—	—	—	236	—	(234)	—	—	2
Other capital activity	(24)	—	—	—	46	(3)	—	—	—	19
Shares outstanding as of December 31, 2022	16,140	2,673	6,404	815	125,314	191	46,262	245	—	198,044
Shares issued through reinvestment of distributions	411	93	238	35	1,180	1	671	7	—	2,636
Shares repurchased	(742)	(60)	(109)	—	(2,741)	—	(2,156)	(3)	—	(5,811)
Shares transferred	—	—	—	—	264	—	(263)	—	—	1
Other capital activity	—	—	—	—	22	—	—	—	3,730	3,752
Shares outstanding as of December 31, 2023	15,809	2,706	6,533	850	124,039	192	44,514	249	3,730	198,622
(1)Class EO Other capital activity relates to shares that achieved participating Earnout Share status as discussed in Earnout Shares above.

Distributions
On the last business day of each month, with the authorization of its Board of Directors, the Company declares distributions on each outstanding Class A, C, I, P-A, P-I, P-D, P-T, P-S shares and Earnout Shares. These distributions are calculated based on shareholders of record for each day in amounts equal to that exhibited in the table below based upon distribution period and class of share.

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S	EO
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—	$—
1-Dec-20	30-Jun-23	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158	$—
1-Jul-23	31-Dec-23	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158	$0.00158
The following table reflects the distributions declared during the year ended December 31, 2023:

(in thousands)
Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2023	$7,386	$1,975	$9,361
March 1, 2023	6,679	1,777	8,456
March 31, 2023	7,420	1,942	9,362
May 1, 2023	7,114	1,888	9,002
June 1, 2023	7,373	1,934	9,307
July 3, 2023	7,145	1,871	9,016
August 1, 2023	7,232	1,926	9,158
September 1, 2023	7,226	1,935	9,161
October 2, 2023	7,003	1,872	8,875
November 2, 2023	7,352	1,841	9,193
December 1, 2023	7,964	1,746	9,710
January 2, 2024	7,606	1,786	9,392
Total	$87,500	$22,493	$109,993

The following table reflects the distributions declared during the period from May 19, 2022 through December 31, 2022:

(in thousands)
Pay Date	Paid in cash	Value of Shares Issued under DRP	Total
June 1, 2022	$6,954	$2,020	$8,974
July 1, 2022	7,345	1,890	9,235
August 1, 2022	7,570	1,955	9,525
September 1, 2022	7,565	1,973	9,538
October 3, 2022	7,313	1,923	9,236
November 1, 2022	7,507	1,987	9,494
December 1, 2022	7,271	1,930	9,201
January 3, 2023	7,703	1,968	9,671
Total	$59,228	$15,646	$74,874
All distributions paid for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022 are expected to be reported as a return of capital to members for tax reporting purposes.
Cash distributions for the year ended December 31, 2023 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s acquisition strategy to own pre-operational assets that are not yet generating cash from operations as well as the Company’s strategy of engaging in initiatives that include repowering projects where the existing assets are being retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity, a significant amount of distributions will continue to be funded from other external financing sources until such projects become operational. Management fee and incentive fee revenue from our IM segment is also utilized as a source of capital to fund distributions as this portion of our business grows.
Beginning July 1, 2023, the Company authorized and declared distributions for Earnout Shares in cash.

Note 19. Share-based Compensation
In May 2023, the Company’s Board of Directors adopted the 2023 Equity Incentive Plan, which authorized an aggregate of 5% of the common shares that are issued and outstanding as Class P-I shares for issuance to employees and non-employee directors. The maximum number of common shares authorized will be automatically increased by 1% on each anniversary of the effective date of the 2023 Equity Incentive Plan, until the total aggregate amount of issuable shares is 10% of the common shares issued and outstanding. The 2023 Equity Incentive Plan allows for the issuance of certain share awards. The Company’s Board of Directors determines the period over which share-based awards become exercisable and awards generally vest over a one to four-year period. As of December 31, 2023, there were 8.5 million shares available for future grants under the 2023 Equity Incentive Plan.
Share-based compensation expense is recognized within Direct operating costs and General and administrative expense on the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur. The following table summarizes share-based compensation expense recognized during the year ended December 31, 2023:

(in thousands)	For the year ended December 31, 2023
Restricted share units	$370
Cash-settled restricted share units	678
Performance restricted share units	441
Director’s fees	195
GDEV I incentive fees(1)	919
GDEV II special profits interest	164
EO Awards(2)	8,481
Total	$11,248
(1) The GDEV I incentive fees are carried interest that were issued by GDEV GP to certain employees of GCM that provided services to GDEV GP. Refer to Note 3. Acquisitions for additional information.
(2) The Earnout Shares were granted in connection with the Acquisition. Refer to Note 3. Acquisitions for additional information.
Restricted Share Units
The Company grants service-based restricted share units to employees and non-employee directors under the 2023 Equity Incentive Plan. Compensation expense for these service-based restricted share units is based on the MSV of the Company’s Class P-I shares on the business day prior to grant and is recognized ratably over the service period. There were 0.4 million of restricted share units granted during the year ended December 31, 2023 with a weighted average fair value of $8.03 per share. Unrecognized compensation expense related to restricted share units as of December 31, 2023 was $1.7 million, which the Company expects to recognize over a weighted average period of 1.56 years.
The following table provides a summary of the restricted share unit activity during the year ended December 31, 2023:

(in thousands, except for per share data)	Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2022	—	$—
Granted	352	$8.03
Forfeited	(85)	$8.83
Unvested balance as of December 31, 2023	267	$7.78
Forfeited units during the year ended December 31, 2023 were re-granted as cash-settled restricted share units.

Cash-Settled Restricted Share Units
As discussed in Note 16. Related Parties, in September 2023, 0.1 million previously issued restricted share units were forfeited and the Company simultaneously awarded 0.1 million new cash-settled restricted share units to a former employee of the Company. Of these cash-settled restricted share units, 67% will vest on February 17, 2024, and 33% will vest on February 17, 2025 if the employee does not violate the terms of a restrictive covenant set forth in such former employee’s separation agreement with the Company. The awards were fully vested on the grant date because the restrictive covenant does not create a substantive service condition. The fair value of these cash-settled restricted share units was $0.7 million on the grant date. The cash-settled restricted share units are measured at fair value each quarter until settled. The change in the fair value of the cash-settled restricted share units from the grant date through December 31, 2023 was not material.
Performance Restricted Share Units
In August 2023, the Company granted performance restricted share units of up to 1.1 million shares of the Company’s Class P-I shares to certain employees. The awards had a grant date fair value of approximately $4.7 million using a Black-Scholes-Merton model. The performance restricted share units are both a market and service-based award in accordance with ASC 718. Shares under this award will be earned based on total shareholder return between May 23, 2023 and May 23, 2026. Shares earned will vest on August 9, 2027. The Company will recognize the entire $4.7 million of compensation expense for this award, regardless of whether such conditions are met, over the requisite service period unless units are forfeited during the period.
The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance restricted share units awarded for the August 2023 performance restricted share unit grant:

Inputs	Performance Restricted Share Units
Weighted average grant-date fair value per Class P-I share	$8.76
Performance period (in years)	3.0
Expected share volatility	32.2%
Dividend yield	—%
Daily distribution rate	$0.00158
Risk-free interest rate	4.5%
The following table provides a summary of performance restricted share unit activity during the year ended December 31, 2023:

(in thousands, except per share data)	Performance Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2022	—	$—
Granted	1,067	$4.40
Unvested balance as of December 31, 2023	1,067	$4.40
EO Awards
The Company recognized share-based compensation expenses of $8.5 million and $6.9 million for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, respectively, related to the EO Awards, which are included in General and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2023, unrecognized share-based compensation expense associated with the EO Awards is $15.2 million, which is expected to be amortized over a weighted average period of 2.0 years. The Company recognized total forfeitures of $2.2 million and $0.1 million during the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, respectively. Refer to Note 3. Acquisitions for additional details.

GDEV I Incentive Fees
The GDEV I incentive fees were carried interest issued by GDEV GP to certain employees of GCM that provided services to GDEV GP. The Company accounts for the carried interests issued to employees in accordance with ASC 710. The carried interests issued to employees are liability classified, and compensation expense for the carried interests is based on the change in the fair value of the carried interests. For the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, the compensation expense recognized on the carried interests was $0.9 million and $0.4 million, respectively, which are included in General and administrative expenses in the Consolidated Statements of Operations. Refer to Note 3. Acquisitions for additional details.

Note 20. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

(in thousands, except per share data)	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Basic and diluted:
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(79,471)	$(724)

Weighted average common shares outstanding used in computing net loss per share—basic	199,293	201,668
Weighted average common shares outstanding used in computing net loss per share—diluted	199,293	201,668

Net loss attributable to Greenbacker Renewable Energy Company LLC
Net loss per share—basic	$(0.40)	$0.00
Net loss per share—diluted	$(0.40)	$0.00
Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists because their inclusion would result in an anti-dilutive effect on per share amounts. The effect of 1.4 million shares related to the Company’s share-based compensation awards for the year ended December 31, 2023 were excluded from the calculation of diluted earnings per share as effect of such shares would have been anti-dilutive. The Company did not have any potentially dilutive shares for the period from May 19, 2022 through December 31, 2022.

Note 21. Segment Reporting
The Company determines its operating segments and reports segment information in accordance with how the Company’s CODM allocates resources and assesses performance. The Company’s CODM is its Chief Executive Officer. The Company’s operating segments are aggregated into two reportable segments, described below:
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
•IM – The IM business represents GCM’s investment management platform, which is a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act. The IM business also includes administrative services provided by Greenbacker Administration for managed funds in the renewable energy industry as an additional revenue stream.
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
The following table presents the Company’s reportable segment financial results:

(in thousands)	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Energy revenue	$159,301	$101,596
Other revenue	8,434	7,506
Contract amortization, net	(8,060)	(10,529)
Total IPP revenue	$159,675	$98,573

Investment Management revenue	$13,490	$1,919
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

The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

(in thousands)	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$62,180	$53,627
IM Adjusted EBITDA	(2,674)	(8,480)
Total Segment Adjusted EBITDA	$59,506	$45,147

Reconciliation:
Total Segment Adjusted EBITDA	$59,506	$45,147
Unallocated corporate expenses	(27,754)	(18,767)
Total Adjusted EBITDA	31,752	26,380

Less:
Share-based compensation expense	11,248	6,903
Change in fair value of contingent consideration	(603)	2,100
Non-recurring professional services and legal fees	3,388	7,593
Non-recurring salaries and personnel related expenses	1,250	—
Depreciation, amortization and accretion(1)	134,647	49,772
Impairment of long-lived assets	59,294	—
Operating loss	$(177,472)	$(39,988)

Interest expense, net	(40,519)	(15,889)
Realized gain (loss) on interest rate swaps, net	2,428	(1,322)
Unrealized gain (loss) on interest rate swaps, net	17,763	(249)
Unrealized gain on investments, net	932	398
Other expense, net	(267)	(108)
Net loss before income taxes	$(197,135)	$(57,158)

Benefit from (provision for) income taxes	21,548	(3,005)
Net loss	$(175,587)	$(60,163)

Less: Net loss attributable to noncontrolling interests	(96,935)	(59,439)
Less: Net income attributable to redeemable noncontrolling interests	819	—
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(79,471)	$(724)
(1)Includes contract amortization, net in the amount of $8.1 million, and $10.5 million for the year ended December 31, 2023, and the period from May 19, 2022 through December 31, 2022, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations.
Assets are not allocated to the Company’s segments for internal reporting purposes.
74

Note 22. Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no subsequent events requiring adjustment or disclosure in the Consolidated Financial Statements, except as described below:
On January 17, 2024, the Company filed a registration statement on Form S-3 (File No. 333-276532) offering up to $20.0 million in Class A, C and I shares to its existing Class A, C, and I shareholders pursuant to the Third Amended and Restated DRP, which allows existing holders of shares to elect to have the full amount of their cash distributions from the Company reinvested in additional shares of the same share class rather than receive the cash distributions. Subsequently, on February 26, 2024, the Company filed Post-Effective Amendment No. 2 to Form S-3 on Form S-1 (File No. 333-251021) deregistering its previously effective registration statement offering shares pursuant to the Third Amended and Restated DRP. The Company ceased offering the shares under the previously effective registration statement on January 17, 2024, which is the effective date of the Company’s new registration statement on Form S-3. The Company accepted aggregate gross proceeds of $19.6 million under the previously effective registration statement and deregistered the remaining $0.4 million from the offering.
On January 22, 2024, the Company borrowed $13.6 million under its GREC Warehouse Holdings I LLC revolving credit facility.
On January 23, 2024, the Company amended the Dogwood GB Manager LLC loan agreement to decrease the maximum commitment amount from $90.6 million to $58.7 million.
On February 8, 2024, the Company filed a registration statement on Form S-8 (File No. 333-276944), registering 8,469,497 Class P-I shares to be offered to participants pursuant to the 2023 Equity Incentive Plan.
On February 9, 2024, the Company terminated one deal contingent swap and received consideration of $47.2 million.
On February 29, 2024, the Company entered into a sale-leaseback arrangement related to a wind asset with an initial lease term of 20 years for total cash proceeds of $111.5 million. The Company utilized the proceeds to pay down $32.9 million of existing debt for GB Wind Holdco LLC. In accordance with the lease agreements, the Company has two early buyout options in 2029 and 2033. As part of the arrangement, the Company will still operate and earn revenues from the facilities throughout the lease term while the lessor will be entitled to all available tax credits. As part of the sale-leaseback transaction, the Company entered into a tax indemnity agreement.
On March 8, 2024, the Company received tax equity funding of $5.7 million.

Report of Independent Registered Public Accounting Firm
To the Members and Board of Directors
Greenbacker Renewable Energy Company LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of operations, changes in net assets, and cash flows of Greenbacker Renewable Energy Company LLC and subsidiaries (the Company) for the period from January 1, 2022 to May 18, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations, changes in net assets, and cash flows of the Company for the period from January 1, 2022 to May 18, 2022 in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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

We identified the assessment of fair value for the Level III portfolio investments utilizing the income approach as a critical audit matter. Evaluating certain assumptions used to measure the fair value of the Level III portfolio investments utilizing the income approach involved a high degree of subjective auditor judgment. Specifically, subjective auditor judgment was required to assess the discount rates applied to the forecasted cash flows of these Level III portfolio investments. In addition, evaluation of the discount rates required the involvement of valuation professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain controls over the Company’s process to measure the fair value of Level III portfolio investments, including controls related to the development of the discount rates. We involved valuation professionals with specialized skills and knowledge, who for a selection of investments evaluated the discount rates used by the Company by comparing them to a range of independently developed discount rates using publicly available market data for comparable companies.
We have served as the Company’s auditor since 2012.
New York, New York
March 31, 2023

Consolidated Financial Statements (Investment Basis)
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

For the period from January 1, 2022 through May 18, 2022
Investment income:
Investment income from controlled, affiliated investments:
Dividend income	$12,547
Total investment income from controlled, affiliated investments	$12,547

Investment income from non-controlled, non-affiliated investments:
Interest income	1,279
Total investment income	$13,826

Operating expenses:
Management fee expense	10,662
Audit and tax expense	907
Interest and financing expenses	1,314
General and administration expenses	206
Performance participation fee	384
Legal expenses	3,041
Directors fees and expenses	568
Transfer agent expense	301
Other professional fees expenses	2,532
Administrator expenses	2,155
Other expenses *	957
Total expenses	23,027
Net investment loss before taxes	(9,201)
(Benefit from) income taxes	(4,315)
Net investment loss	(4,886)

Net change in realized and unrealized gain (loss) on investments, foreign currency translation and deferred tax assets:
Net realized loss on investments	(2)
Net change in unrealized appreciation (depreciation) on:
Investments	13,648
Foreign currency translation	(26)
Swap contracts	35,266
(Provision for) income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(13,223)
Net increase in net assets attributed to members' equity	$30,777

Common share per share information —basic and diluted:
Net investment loss	$(0.03)
Net increase in net assets attributed to members' equity	$0.18
Weighted average common shares outstanding	174,130
* For the period from January 1, 2022 through May 18, 2022, Other expenses includes $0.7 million of net realized losses on swap contracts.
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands)

	Shares	Par Value	Paid-in capital in excess of par value	Accumulated deficit	Accumulated net realized gain on investments	Accumulated unrealized appreciation (depreciation) on investments, net of deferred taxes	Accumulated unrealized appreciation (depreciation) on foreign currency translation	Accumulated unrealized appreciation (depreciation) on swap contracts	Total members’ equity (net assets)
Balances as of December 31, 2021	165,384	$165	$1,468,108	$(134,629)	$18,112	$93,894	$(98)	$(6,242)	$1,439,310
Proceeds from issuance of common shares, net	11,925	12	104,940	—	—	—	—	—	104,952
Issuance of common shares under distribution reinvestment plan	865	1	7,485	—	—	—	—	—	7,486
Repurchases of common shares	(719)	(1)	(6,262)	—	—	—	—	—	(6,263)
Offering costs	—	—	(229)	—	—	—	—	—	(229)
Deferred sales commissions	—	—	—	(93)	—	—	—	—	(93)
Shareholder distributions	—	—	—	(32,203)	—	—	—	—	(32,203)
Net investment loss	—	—	—	(4,886)	—	—	—	—	(4,886)
Net realized loss on investments	—	—	—	—	(2)	—	—	—	(2)
Net change in unrealized appreciation on investments	—	—	—	—	—	13,648	—	—	13,648
Net change in unrealized depreciation on foreign currency translation	—	—	—	—	—	—	(26)	—	(26)
Net change in unrealized appreciation on swap contracts	—	—	—	—	—	—	—	35,267	35,267
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	—	—	—	—	—	(13,223)	—	—	(13,223)
Balances as of May 18, 2022	177,455	$177	$1,574,042	$(171,811)	$18,110	$94,319	$(124)	$29,025	$1,543,738
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

For the period from January 1, 2022 through May 18, 2022
Operating activities:
Net increase in net assets from operations	$30,777
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	520
Gross funding of new or existing investments	(339,424)
Return of capital	210,520
Proceeds from principal payments and sales of investments	12,325
Sales of money market funds, net	52,101
Net realized loss on investments	2
Net change in unrealized (appreciation) on investments	(13,648)
Net change in unrealized depreciation on foreign currency translation	26
Net change in unrealized (appreciation) on swap contracts	(35,265)
Deferred tax expense	8,908
(Increase) decrease in other assets:
Receivable for investments sold	70
Receivable for return of capital	(498)
Dividend receivable	(1,320)
Other assets	821
Increase (decrease) in other liabilities:
Payable for investments purchased	324
Management fee payable	(861)
Performance participation fee payable	(2,975)
Accounts payable and accrued expenses	5,932
Net cash (used in) operating activities	(71,665)

Financing activities:
Paydowns on credit facility and term note	(1,267)
Proceeds from issuance of common shares, net	105,248
Distributions paid	(30,891)
Offering costs	(809)
Deferred sales commission	(661)
Repurchases of common shares	(13,756)
Net cash provided by financing activities	57,864

Net decrease in cash and cash equivalents	(13,801)
Cash, cash equivalents and restricted cash, beginning of period	121,863
Cash, cash equivalents and restricted cash, end of period	$108,062

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$72,110
Restricted cash	35,952
Total cash, cash equivalents and restricted cash	$108,062

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$532
Due to GCM for offering costs	$28
Deferred sales commission payable	$4,059
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
The Company presents amounts in the Consolidated Financial Statements in thousands within tables and millions within text (unless otherwise specified), and calculates all percentages and per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding. Prior period amounts have been updated to be presented in thousands and differences to prior filings are due to rounding.

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

Prior to the second quarter of 2020, fair value for pre-operational assets was approximated using the cost approach. Beginning in the second quarter of 2020, GCM expanded the criteria whereby certain pre-operational assets are identified and qualified for the income approach, rather than the cost approach, for approximating fair value. GCM considers all owned assets that are fully construction-ready with no impediments to begin construction and where the costs to complete such projects are well understood for the income approach. The fair value of such eligible projects is determined based upon a discounted cash flow methodology. If the portfolio has any significant portion of value that remains subject to negotiation or contract or if other significant risks to complete the project exist, the investment may be held at cost, as an approximation of fair value. These valuation methodologies involve a significant degree of judgment by GCM.
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

(in thousands, except per share data)	For the period from January 1, 2022 through May 18, 2022
Basic and diluted
Net investment loss	$(4,886)
Net increase in net assets attributed to common members	$30,777
Net investment loss per share	$(0.03)
Net increase in net assets attributed to common members per share	$0.18
Weighted average common shares outstanding	174,130
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
The effect of derivative instruments on the Consolidated Statement of Operations

(in thousands)
Risk Exposure	Change in net unrealized appreciation on derivative transactions for the period from January 1, 2022 through May 18, 2022
Swaps
Interest Rate Risk	$35,266
$35,266

(in thousands)
Risk Exposure	Other expenses for the period from January 1, 2022 through May 18, 2022
Swaps
Interest Rate Risk	$651
$651
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

(in thousands)	Balance as of December 31, 2021	Net change in unrealized appreciation on investments	Translation of assets and liabilities denominated in foreign currencies	Purchases	Cost adjustments(1)	Sales and repayments of investments(2)	Net realized loss on investments	Balance as of May 18, 2022
Limited Liability Company Member Interests	$1,332,933	$13,652	$—	$322,060	$(210,520)	$—	$(2)	$1,458,123
Capital Stock	1,750	(4)	(26)	—	—	—	—	1,720
Energy Efficiency - Secured Loans	381	—	—	—	—	(55)	—	326
Secured Loans - Other	33,286	—	—	17,365	—	(12,270)	—	38,381
Total	$1,368,350	$13,648	$(26)	$339,425	$(210,520)	$(12,325)	$(2)	$1,498,550
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
As of May 18, 2022, GCM owned 23.6 thousand Class A shares and 2.8 thousand Class P-D shares.
The LLC entered into secured loans to finance the purchase and installation of energy-efficient lighting with LED Funding LLC and AEC Companies. Certain of the loans with LED Funding LLC, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own an indirect, noncontrolling ownership interest in GCM. The loans outstanding between the AEC Companies and the LLC, and the subsequent leases, were negotiated at arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of May 18, 2022, all loans and leases are considered current per their terms.

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
The following table shows the components of interest expense related to the LLC's borrowings for the period from January 1, 2022 through May 18, 2022:

(dollars in thousands)	For the period from January 1, 2022 through May 18, 2022
Credit Facility commitment fee	$136
Credit Facility loan interest	658
Amortization of deferred financing costs	520
Total	$1,314
Weighted average interest rate on Credit Facility	2.0%
Weighted average outstanding balance of Credit Facility	$81,708
Note 6. Members’ Equity
General
Pursuant to the terms of the Operating Agreement, the LLC may issue up to 400.0 million shares, of which 350.0 million shares are currently designated as Class A, C, I, P-A, P-D, P-S, P-T and P-I shares (collectively, common shares), and 50.0 million are designated as preferred shares and one special unit. Each class of common shares has the same voting rights.
Class P-A shares were not offered for sale from March 29, 2019 through October 17, 2020, but were reinstated as of October 18, 2020, along with the commencement of three new share classes: P-D, P-T and P-S.
The following table is a summary of the shares issued and repurchased during the period and outstanding as of May 18, 2022:

(in thousands)	Shares Outstanding as of December 31, 2021	Shares Sold During the Period	Shares Issued through Reinvestment of Distributions During the Period	Shares Repurchased During the Period	Shares Outstanding as of May 18, 2022
Class A shares	16,580	—	138	(91)	16,627
Class C shares	2,742	—	31	(6)	2,767
Class I shares	6,449	—	78	(82)	6,445
Class P-A shares	783	—	11	—	794
Class P-I shares	92,068	11,212	371	(317)	103,334
Class P-D shares	198	—	1	—	199
Class P-S shares	46,325	713	233	(223)	47,048
Class P-T shares	239	—	2	—	241
Total	165,384	11,925	865	(719)	177,455

The proceeds from shares sold and the value of shares issued through the reinvestment of distributions for each class of shares for the period from January 1, 2022 through May 18, 2022 were as follows:

(in thousands)	Class A shares	Class C shares	Class I shares	Class P-A shares	Class P-I shares	Class P-D shares	Class P-S shares	Class P-T shares	Total
For the period from January 1, 2022 through May 18, 2022:
Proceeds from Shares Sold	$—	$—	$—	$—	$98,651	$—	$6,301	$—	$104,952
Proceeds from Shares Issued through Reinvestment of Distributions	$1,148	$252	$646	$91	$3,263	$4	$2,066	$16	$7,486
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
As of May 18, 2022, the LLC issued 2.6 million Class A shares, 0.4 million Class C shares, 1.2 million Class I shares, 27.0 thousand Class P-A shares, 0.8 million Class P-I shares, 1.5 thousand Class P-D shares, 0.5 million Class P-S shares and 4.3 thousand Class P-T shares for a total of 5.5 million aggregate shares issued under the DRP.
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

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—
1-Dec-20	30-Sept-22	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158
The following table reflects the distributions declared during the period from January 1, 2022 through May 18, 2022:

(in thousands)
Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2022	$6,216	$1,856	$8,072
March 1, 2022	5,712	1,720	7,432
April 1, 2022	6,497	1,975	8,472
May 2, 2022	6,291	1,935	8,226
Total	$24,716	$7,486	$32,202
All distributions paid for the period from January 1, 2022 through May 18, 2022 are expected to be reported as a return of capital to members for tax reporting purposes.

Cash distributions paid during the periods presented were funded from the following sources noted below:

(in thousands)	For the period from January 1, 2022 through May 18, 2022
Cash from operations	$—
Offering proceeds	30,891
Total cash distributions	$30,891
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

	For the period from January 1, 2022 through May 18, 2022
(in thousands, except per share data and percentages)	Class A shares	Class C shares	Class I shares	Class P-A shares	Class P-I shares	Class P-D shares	Class P-S shares	Class P-T shares
Per share data attributed to common shares (1)
Net Asset Value at beginning of period	$8.32	$8.13	$8.32	$8.58	$8.80	$8.80	$8.74	$8.52
Net investment loss	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)
Net realized and unrealized gain on investments and swap contracts	0.28	0.28	0.28	0.28	0.28	0.28	0.28	0.28
Change in translation of assets and liabilities denominated in foreign currencies (2)	—	—	—	—	—	—	—	—
(Provision for) benefit from income taxes on realized and unrealized gain (loss) on investments, foreign currency translation and swap contracts	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)	(0.07)
Net increase in net assets attributed to common members	0.18	0.18	0.18	0.18	0.18	0.18	0.18	0.18
Shareholder distributions:
Distributions from net investment income	—	—	—	—	—	—	—	—
Distributions from offering proceeds	(0.18)	(0.18)	(0.18)	(0.18)	(0.19)	(0.19)	(0.19)	(0.19)
Other (3)	(0.02)	—	(0.02)	(0.01)	—	—	(0.01)	0.01
Net decrease in members’ equity attributed to common shares	(0.20)	(0.18)	(0.20)	(0.19)	(0.19)	(0.19)	(0.20)	(0.18)
Net asset value for common shares at end of period	$8.30	$8.13	$8.30	$8.57	$8.79	$8.79	$8.72	$8.52
Common members’ equity at end of period	$138,069	$22,503	$53,501	$6,803	$908,568	$1,748	$410,490	$2,057
Common shares outstanding at end of period	16,627	2,767	6,445	794	103,334	199	47,048	241

Ratio/Supplemental data for common shares (annualized):
Total return attributed to common shares based on net asset value	1.93%	2.24%	1.97%	2.07%	2.10%	2.06%	2.00%	2.31%
Ratio of net investment income to average net assets	(2.58%)	(2.64%)	(2.59%)	(2.50%)	(2.43%)	(2.44)%	(2.46)%	(2.52)%
Ratio of operating expenses to average net assets	12.18%	12.44%	12.19%	11.79%	11.46%	11.52%	11.60%	11.87%
Portfolio turnover rate	0.84%	0.84%	0.84%	0.84%	0.84%	0.84%	0.84%	0.84%
(1)The per share data for Class A, C, I, P-A, P-I, P-D, P-S and P-T shares were derived by using the weighted average shares outstanding during the period from January 1, 2022 through May 18, 2022, which were 16.6 million, 2.8 million, 6.5 million, 0.8 million, 100.0 million, 0.2 million, 47.0 million and 0.2 million, respectively.
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
Our management assessed the effectiveness of the internal control over financial reporting as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 framework as part of its assessment. Based on that assessment, our management concluded that, as of December 31, 2023, the internal control over financial reporting for the Company is effective based on the criteria established in Internal Control-Integrated Framework.
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included under the heading “Directors, Corporate Governance and Executive Officers” in the Company’s definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2023, in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders (the “2024 Proxy Statement”) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the Company’s 2024 Proxy Statement under the headings “Compensation of Directors and Executive Officers” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
The information required by this Item 12 relating to security ownership of certain beneficial owners and management will be included in the Company’s 2024 Proxy Statement under the heading “Ownership of Securities” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13, to the extent applicable, will be included in the Company’s 2024 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the Company’s 2024 Proxy Statement under the heading “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed as Part of this Report
(1)The following Consolidated Financial Statements of Greenbacker Renewable Energy Company LLC and related notes thereto, together with the Report of Independent Registered Public Accounting Firm of KPMG LLP (PCAOB ID: 185) thereon, are included herein:
Non-Investment Basis
•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Operations for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022
•Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022
•Consolidated Statements of Equity for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022
•Consolidated Statements of Cash Flows for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022
•Notes to the Consolidated Financial Statements
Investment Basis
•Consolidated Statement of Operations for the period from January 1, 2022 through May 18, 2022
•Consolidated Statement of Changes in Net Assets for the period from January 1, 2022 through May 18, 2022
•Consolidated Statement of Cash Flows for the period from January 1, 2022 through May 18, 2022
•Notes to the Consolidated Financial Statements
(2)Financial Statement Schedules have been omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this Annual Report.
(b)Exhibits
The following exhibits, as required by Item 601 of Regulation S-K, are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission as stated below:

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

Exhibit Number	Description of Document
3.3
Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC dated November 17, 2020 (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-55610) filed on November 17, 2020)

4.1
Certificate of Share Designation of Class EO Common Shares of Greenbacker Renewable Energy Company LLC, dated as of May 19, 2022 (Incorporated by reference from Exhibit 4.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

4.2
Amended and Restated Certificate of Share Designation of Class EO Common Shares of Greenbacker Renewable Energy Company LLC, dated as of February 5, 2024 (Incorporated by reference from Exhibit 4.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on February 9, 2024)

4.3	Description of Registrant’s Securities (Incorporated by reference from Exhibit 4.2 of the Registrant’s Form 10-K (file No. 00-565610) filed on March 31, 2023)

10.1
Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan, dated as of May 23, 2023 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 30, 2023)

10.2
Form of Restricted Share Unit Grant and Agreement under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 30, 2023)

10.3
Form of Restricted Share Grant and Agreement under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 30, 2023)

10.4
Fourth Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated July 1, 2021 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 333-178786-01) filed on July 1, 2021)

10.5
Registration Rights Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Corporation, Greenbacker Renewable Energy Company LLC and the Initial Holders (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.6
Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on November 17, 2020)

10.7
Transition Services Agreement, dated as of May 19, 2022, by and among Greenbacker Group LLC, GB Liquidation Performance Holder LLC, GB EO Holder LLC, and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.8
Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.9
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.10
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

10.11
Amended and Restated Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated June 20, 2019 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on June 25, 2019)

10.12*
Second Amended and Restated Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated November 25, 2020

10.13
Separation Agreement by and among Greenbacker Renewable Energy Corporation (together with Greenbacker Renewable Energy Company LLC and each of their affiliates) and Mehul Mehta, dated as of September 1, 2023 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 000-55610) filed on September 1, 2023)

Exhibit Number	Description of Document
10.14
Consulting Agreement by and among Greenbacker Renewable Energy Corporation (together with Greenbacker Renewable Energy Company LLC and each of their affiliates) and Mehul Mehta, dated as of September 1, 2023 (Incorporated by reference from Exhibit 10.2 of the Registrant's Form 8-K (File No. 000-55610) filed on September 1, 2023)

10.15
Credit and Guaranty Agreement by and among GREC Warehouse Holdings 1 LLC, as borrower, and the guarantors, letter of credit issuers, and lenders named therein, dated August 11, 2023 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

10.16
Credit Agreement among GREC Holdings 1 LLC, as Borrower, and Fifth Third Bank, National Association, KeyBanc Capital Markets Inc., Wells Fargo Bank, National Association, and the lenders named therein, dated November 29, 2022 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

10.17
Amended Credit Agreement among GREC Holdings 1 LLC, as Borrower, and Fifth Third Bank, National Association, KeyBanc Capital Markets Inc., Wells Fargo Bank, National Association, and the lenders named therein, dated March 21, 2023 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

14.1	Greenbacker Renewable Energy Company LLC Code of Ethics (Incorporated by reference from Exhibit 14.1 of the Registrant’s Form 8-K (File No. 333-178786-01 filed on December 9, 2014)

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP

23.2*	Consent of KPMG LLP

24.1*	Power of Attorney (included on the signature page hereto)

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from Greenbacker Renewable Energy Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 28, 2024, formatted in XBRL (eXtensible Business Reporting Language):

Non-Investment Basis:
(i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements

Investment Basis:
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

Greenbacker Renewable Energy Company LLC
Date: March 28, 2024	By	/s/ Charles Wheeler
Charles Wheeler Chairman, Chief Executive Officer and Director principal executive officer

Date: March 28, 2024	By	/s/ Michael Landenberger
Michael Landenberger Chief Accounting Officer principal financial and principal accounting officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Wheeler	Chairman, Chief Executive Officer and Director	March 28, 2024
Charles Wheeler	principal executive officer

/s/ Michael Landenberger	Chief Accounting Officer	March 28, 2024
Michael Landenberger	principal financial and principal accounting officer
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Wheeler and Michael Landenberger to be their true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities (unless revoked in writing), to sign this report and any or all amendments to thereto, and to file the same, with all exhibits therewith, with the Securities and Exchange Commission,, and every act and thing necessary or desirable to be done, as fully to all intents and purposes as they might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Sher
David Sher	Director	March 28, 2024

/s/ Kathleen Cuocolo
Kathleen Cuocolo	Director	March 28, 2024

/s/ Robert Herriott
Robert Herriott	Director	March 28, 2024

/s/ David M. Kastin
David M. Kastin	Director	March 28, 2024

/s/ Robert Brennan
Robert Brennan	Director	March 28, 2024

/s/ Cynthia Curtis
Cynthia Curtis	Director	March 28, 2024