Form 10-Q
period 2024-03-31
Greenbacker Renewable Energy Co LLC
filed 2024-05-13
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 1, 2024, the registrant had 199,556,855 shares of common interests, $0.001 par value, outstanding.

1

i

GLOSSARY OF KEY TERMS
When the following terms and abbreviations appear in the text of this report, except as otherwise indicated, they have the meanings indicated below:

Acquisition	The management internalization transaction completed by the Company on May 19, 2022
Adjusted EBITDA	A non-GAAP financial measure that the Company uses as a performance measure as well as for internal planning purposes
Administration Agreement	First Amended and Restated Administration Agreement between Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation and Greenbacker Administration LLC
Advisers Act	The Investment Advisers Act of 1940
Advisory Agreement	Fourth Amended and Restated Advisory Agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC
AEC Companies	LED Funding LLC and Renew AEC One LLC
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
Aurora Solar	Aurora Solar Holdings, LLC
COD	Commercial Operations Date
CODM	Chief Operating Decision Maker
Contribution Agreement	Contribution agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC’s former parent, Greenbacker Group LLC under which the Acquisition was implemented
DRP	Distribution Reinvestment Plan
Earnout Shares	Class EO common shares issued as part of the Acquisition
EBITDA	A non-GAAP financial measure that adjusts income before income taxes to exclude interest, depreciation expense and amortization expense
EPC	Engineering, procurement, and construction
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FFO
A non-GAAP financial measure that the Company uses as a performance measure to analyze net earnings from operations without the effects of certain non-recurring items that are not indicative of the ongoing operating performance of the business

Fifth Operating Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
Fourth Operating Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
GCM	Greenbacker Capital Management LLC
GDEV GP	Greenbacker Development Opportunities Fund GP I, LLC
GDEV GP II	Greenbacker Development Opportunities GP II, LLC
GDEV I	Greenbacker Development Opportunities Fund I, LP
GDEV II	Greenbacker Development Opportunities Fund II, LP
GREC	Greenbacker Renewable Energy Corporation, a Maryland corporation
GREC HoldCo or GREC Entity Holdco	GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC
GREC II	Greenbacker Renewable Energy Company II, LLC
Greenbacker Administration or Administrator	Greenbacker Administration LLC
Group LLC	Greenbacker Group LLC
GROZ	Greenbacker Renewable Opportunity Zone Fund LLC
GROZ, GDEV I, GDEV II and GREC II	The managed funds
GW	Gigawatts
HLBV	Hypothetical Liquidation at Book Value
IM	The Investment Management segment represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act

Investment Basis	Investment Basis ASC Topic 946, Financial Services – Investment Companies
IPP	The Independent Power Producer segment represents the active management and operations of the Company's fleet of renewable energy projects, including those in late-stage development and under construction
IRA	Inflation Reduction Act of 2022
ITC	Investment Tax Credit
kW	Kilowatts
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
LP	Limited partner
LPU Holder	GB Liquidation Performance Holder LLC
MIPA	Membership Interest Purchase Agreement
MSV	Monthly share value
MW	Megawatts: (DC) for all solar assets and (AC) for wind assets
MWh	Megawatt Hours
N/A	Not applicable
NAV	Net asset value
NCI	Noncontrolling interests
NM	Not meaningful
Non-Investment Basis	Non-investment company U.S. GAAP accounting the Company applied subsequent to the Acquisition
OYA	OYA-Rosewood Holdings LLC, previously OYA Solar B1 Intermediate Holdco LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
REC	Renewable Energy Credit
RNCI	Redeemable noncontrolling interests
RPS	Renewable Portfolio Standard
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Special Unit	Prior to the Acquisition, referred to the special unit of the limited liability company interest in the Greenbacker Renewable Energy Company LLC entitling the Special Unitholder to a performance participation fee
Special Unitholder	GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of GCM
SRP	Share Repurchase Program
Tax Equity Investors	Third-party passive investors under tax equity financing facilities
U.S. GAAP	U.S. generally accepted accounting principles
VIE	Variable interest entities

Forward Looking Statements
Various statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results, or to our expectations regarding future industry trends, are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under Part I — Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and Part II — Item 1A. Risk Factors and elsewhere in this Quarterly Report. All forward-looking statements are based upon information available to us on the date of this Quarterly Report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:
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
•failure to attract and retain qualified personnel, increased labor costs, and the unavailability of skilled workers; and
•risks associated with non-compliance with certain covenant requirements under our credit facilities.
v

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,094	$96,872
Restricted cash, current	105,189	85,235
Accounts receivable, net	24,096	23,310
Derivative assets, current	25,697	24,062
Notes receivable, current	28,657	28,491
Other current assets	29,227	33,938
Total current assets	303,960	291,908
Noncurrent assets:
Restricted cash	7,052	5,568
Property, plant and equipment, net	2,162,748	2,133,877
Intangible assets, net	444,514	453,214
Goodwill	221,314	221,314
Investments, at fair value	94,357	94,878
Derivative assets	90,160	118,106
Other noncurrent assets	140,479	140,740
Total noncurrent assets	3,160,624	3,167,697
Total assets	$3,464,584	$3,459,605

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$62,681	$79,288
Shareholder distributions payable	7,607	7,606
Contingent consideration, current	22,000	16,546
Current portion of long-term debt	107,824	82,855
Current portion of failed sale-leaseback financing and deferred ITC gain	106,472	69,436
Other current liabilities	8,633	7,997
Total current liabilities	315,217	263,728
Noncurrent liabilities:
Long-term debt, net of current portion	878,102	935,397
Failed sale-leaseback financing and deferred ITC gain, net of current portion	222,358	169,829
Contingent consideration	41,366	42,307
Deferred tax liabilities, net	66,482	58,696
Operating lease liabilities	108,495	108,406
Out-of-market contracts, net	191,083	194,785
Other noncurrent liabilities	49,600	53,492
Total noncurrent liabilities	1,557,486	1,562,912
Total liabilities	$1,872,703	$1,826,640

Commitments and contingencies (Note 13. Commitments and Contingencies)

Redeemable noncontrolling interests	$2,021	$2,179
Redeemable common shares, par value, $0.001 per share, 879 and 873 outstanding as of 2024 and 2023, respectively	1	1
Redeemable common shares, additional paid-in capital	7,096	7,245

Equity:
Preferred shares, par value, $0.001 per share, 50,000 authorized; none issued and outstanding	—	—
Common shares, par value, $0.001 per share, 350,000 authorized, 198,455 and 197,749 outstanding as of 2024 and 2023, respectively	199	198
Additional paid-in capital	1,780,371	1,770,060
Accumulated deficit	(342,907)	(306,525)
Accumulated other comprehensive income	59,141	45,932
Noncontrolling interests	85,959	113,875
Total equity	1,582,763	1,623,540
Total liabilities, redeemable noncontrolling interests and equity	$3,464,584	$3,459,605
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2024	2023
Revenue
Energy revenue	$44,569	$37,794
Investment Management revenue	3,931	1,926
Other revenue	668	1,500
Contract amortization, net	(2,615)	(4,993)
Total net revenue	46,553	36,227

Operating expenses
Direct operating costs	26,990	23,187
General and administrative	19,348	19,105
Depreciation, amortization and accretion	20,485	16,982
Impairment of long-lived assets	6,328	—
Total operating expenses	73,151	59,274

Operating loss	(26,598)	(23,047)

Interest expense, net	(15,604)	(8,634)
Gain on interest rate swaps, net	1,410	—
Change in fair value of interest rate swaps, net	9,944	2,230
Change in fair value of investments, net	(566)	2,572
Other income, net	125	40

Loss before income taxes	(31,289)	(26,839)
Provision for income taxes	(3,064)	(4,793)
Net loss	$(34,353)	$(31,632)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(25,874)	(14,631)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(8,479)	$(17,001)

Earnings per share
Basic	$(0.04)	$(0.09)
Diluted	$(0.04)	$(0.09)

Weighted average shares outstanding
Basic	198,856	198,259
Diluted	198,856	198,259
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
Net loss	$(34,353)	$(31,632)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive (loss) income, net of tax	13,209	(27,880)
Total other comprehensive income (loss), net of tax	$13,209	$(27,880)

Comprehensive loss	(21,144)	(59,512)
Less: Comprehensive loss attributable to noncontrolling interests	(25,874)	(14,631)
Comprehensive income (loss) attributable to Greenbacker Renewable Energy Company LLC	$4,730	$(44,881)
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable common shares	Par value - redeemable common shares	Additional paid-in capital - redeemable common shares	Redeemable noncontrolling interests
Balances as of December 31, 2023	197,749	$198	$1,770,060	$(306,525)	$45,932	$113,875	$1,623,540	873	$1	$7,245	$2,179
Issuance of common shares under distribution reinvestment plan	652	1	5,298	—	—	—	5,299	—	—	—	—
Repurchases of common shares	(119)	—	(996)	—	—	—	(996)	—	—	—	—
Deferred sales commissions	—	—	—	(280)	—	—	(280)	—	—	—	—
Shareholder distributions	—	—	—	(27,463)	—	—	(27,463)	—	—	(198)	—
Unrealized gain on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	13,209	—	13,209	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	1,005	1,005	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(3,277)	(3,277)	—	—	—	(88)
Earnout Share participation	173	—	1,434	—	—	—	1,434	—	—	—	—
Share-based compensation expense	6	—	4,624	—	—	—	4,624	—	—	—	—
Reclassification of participating Earnout Shares to temporary equity	(6)	—	(49)	—	—	—	(49)	6	—	49	—
Net loss	—	—	—	(8,479)	—	(25,663)	(34,142)	—	—	—	(211)
Redemption value adjustment for redeemable noncontrolling interest	—	—	—	(160)	—	19	(141)	—	—	—	141
Balances as of March 31, 2024	198,455	$199	$1,780,371	$(342,907)	$59,141	$85,959	$1,582,763	879	$1	$7,096	$2,021
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balance as of December 31, 2022	198,044	$198	$1,763,061	$(114,680)	$56,094	$84,008	$1,788,681	$2,034
Issuance of common shares under distribution reinvestment plan	656	1	5,694	—	—	—	5,695	—
Repurchases of common shares	(1,837)	(2)	(16,094)	—	—	—	(16,096)	—
Deferred sales commissions	—	—	—	(41)	—	—	(41)	—
Shareholder distributions	—	—	—	(27,179)	—	—	(27,179)	—
Unrealized loss on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(27,880)	—	(27,880)	—
Contributions from noncontrolling interests, net	—	—	—	—	—	9,971	9,971	—
Distributions to noncontrolling interests	—	—	—	—	—	(3,232)	(3,232)	—
Share-based compensation expense	6	—	2,659	—	—	—	2,659	—
Net loss	—	—	—	(17,001)	—	(14,631)	(31,632)	—
Balance as of March 31, 2023	196,869	$197	$1,755,320	$(158,901)	$28,214	$76,116	$1,700,946	$2,034
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(34,353)	$(31,632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	23,100	21,975
Impairment of long-lived assets	6,328	—
Share-based compensation expense	4,806	2,659
Changes in fair value of contingent consideration	493	2,300
Amortization of financing costs and debt discounts	1,661	1,190
Amortization of interest rate swap contracts	4	1,616
Change in fair value of interest rate swaps, net	(9,944)	(2,230)
Gain on interest rate swaps, net	(1,410)	—
Change in fair value of investments	566	(2,572)
Deferred income taxes	3,064	4,793
Interest expense on failed sale-leaseback financing and deferred ITC gain	4,269	—
Other	980	669
Changes in operating assets and liabilities:
Accounts receivable	(826)	(349)
Current and noncurrent derivative assets	51,269	9,496
Other current and noncurrent assets	2,988	821
Accounts payable and accrued expenses	(8,227)	(4,317)
Operating lease liabilities	(714)	(987)
Other current and noncurrent liabilities	(243)	1,927
Net cash provided by operating activities	43,811	5,359

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(55,294)	(99,476)
Net deposits returned (paid) for property, plant and equipment	1,314	(518)
Purchases of investments	(45)	(2,267)
Receipts from notes receivable	—	8,491
Net cash used in investing activities	(54,025)	(93,770)

Cash Flows from Financing Activities
Shareholder distributions	(22,361)	(29,188)
Repurchases of common shares	(390)	(32,198)
Deferred sales commissions	(795)	(884)
Contributions from noncontrolling interests	1,005	10,006
Distributions to noncontrolling interests	(3,240)	(3,818)
Proceeds from borrowings	50,920	92,357
Payments on borrowings	(84,381)	(18,898)
Proceeds from failed sale-leaseback	111,453	—
Payments on failed sale-leaseback	(25,080)	—
Payments for loan origination costs	(1,257)	(2,573)
Net cash provided by financing activities	25,874	14,804

Net increase (decrease) in Cash, cash equivalents and Restricted cash	15,660	(73,607)
Cash, cash equivalents and Restricted cash at beginning of period	187,675	190,698
Cash, cash equivalents and Restricted cash at end of period	$203,335	$117,091
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
These Notes to the Consolidated Financial Statements (unaudited) were prepared as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023. All references to the “Company” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
Note 1. Organization and Operations of the Company
Organization
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through GCM investment management services to funds within the sustainable infrastructure and renewable energy industry. As of March 31, 2024, the Company’s fleet comprised 427 renewable energy projects with an aggregate power production capacity of approximately 3.3 GW, which includes operating capacity of approximately 1.6 GW and pre-operational capacity of approximately 1.7 GW. As of March 31, 2024, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
The Company conducts substantially all its operations through its wholly owned subsidiary, GREC. The Company operates as a fully integrated and internally managed company after acquiring GCM and several other related entities, which are now wholly owned subsidiaries of GREC. The Company’s fiscal year-end is December 31.
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024 and through December 31, 2024. In connection with suspending shareholder distributions, the Company suspended the DRP. The Company offered the DRP pursuant to which shareholders could elect to have the full amount of cash distributions reinvested in additional shares. The Company offered the SRP pursuant to which quarterly share repurchases were conducted to allow shareholders to sell shares back to the Company. On September 23, 2023, the Company suspended the SRP (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder). Refer to Note 16. Equity for additional information.

Note 2. Significant Accounting Policies
Basis of Presentation
The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the regulations of the Securities and Exchange Commission (the “SEC”) and includes Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as permitted by such rules and regulations.
Interim Financial Statements
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information. and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Consolidated Financial Statements presented in this Quarterly Report are unaudited; however, in the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.
The Company presents amounts in the Consolidated Financial Statements in thousands within tables and millions within text (unless otherwise specified), and calculates all percentages and per share data from underlying whole dollar amounts. Thus, certain amounts may not foot, cross foot, or recalculate based on reported numbers due to rounding. Prior period amounts have been updated to be presented in thousands and differences to prior filings are due to rounding.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on prior periods’ results.
Basis of Consolidation
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
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include investments in highly liquid money market instruments with an original maturity of three months or less. Restricted cash consists of cash accounts used as collateral for letters of credit and requirements for financial institutional loans and purchase and sale agreements that are restricted for use on certain of the Company’s renewable energy projects.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that aggregate to the beginning and ending balances shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2024:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$91,094	$96,872
Restricted cash, current	105,189	85,235
Restricted cash	7,052	5,568
Total cash and cash equivalents and restricted cash	$203,335	$187,675

Supplemental Cash Flow Information
The following table presents information regarding the Company’s non-cash investing and financing activities as well as the cash paid for interest:

	Three months ended March 31,
(in thousands)	2024	2023
Non-cash investing activities
Capital expenditures incurred but not paid	$29,453	$17,819

Non-cash financing activities
Deferred sales commission payable	$9,754	$10,130
Redemptions payable	968	16,096
Distribution payable to shareholders	7,607	7,420
Non-cash distributions to noncontrolling interests	1,837	—

Cash paid for
Interest paid, net of amounts capitalized	$11,725	$10,959
Sale Leasebacks
The Company is party to sale-leaseback arrangements that provide for the sale of certain assets to a third-party and simultaneous leaseback to the Company. In accordance with ASC 842-40, Sale-Leaseback Transactions, the Company applies ASC 606-10, if the seller-lessee retains, through the leaseback, substantially all of the benefits and risks incident to the ownership of the property sold, the sale-leaseback transaction is accounted for as a financing arrangement. An example of this type of criteria would include an option to repurchase the assets or the buyer-lessor having the option to sell the assets back to the Company. This provision is included in the Company’s sale-leaseback arrangements. As such, the Company accounts for these arrangements as financings.
Under the financing method, the Company does not recognize as income any of the sale proceeds received from the lessor that contractually constitutes payment to acquire the assets subject to these arrangements. Instead, the sale proceeds received are accounted for as financing obligations and leaseback payments made by the Company are allocated between interest expense and a reduction to the financing obligation. Interest on the financing obligation is calculated using the Company’s incremental borrowing rate (“IBR”) or an imputed rate at the inception of the arrangement on the outstanding financing obligation. Judgment is required to determine the appropriate borrowing rate for the arrangement and in determining any gain or loss on the transaction that would be recorded either at the end of or over the lease term.
As part of the arrangement, the Company will still operate and earn revenues from the facility throughout the lease term while the lessor will be entitled to all available tax benefits. The Company is statutorily obligated to continue operating the facility over the five year recapture period on the anniversary date of each transaction. The Company has the option to renew the lease or repurchase the assets sold at the end of the lease term or earlier if an early buy option is present in the contract. The ITCs and other tax benefits associated with these projects transfer to the lessor/buyer; however, the payments are structured so that the Company is compensated for the transfer of the related tax attributes.
The Company applies the guidance within ASC 842-10-15-28 and ASC 606-10-25-19 analogically on separating components of a contract to determine whether the ITCs received by lessor/buyer and the Company’s corresponding obligations to continue operating the projects should be separated from the financing liability. The Company determined these transactions to consist of two components: the aforementioned financing obligation as well as income from the transfer of the associated tax benefits which are initially deferred and will be recognized over the five year recapture period on the anniversary date of each transaction.
The Company applied the guidance within ASC 606-10-32-16 through 17 to assess the deferred gain related to the transfer of the tax benefits and determined these transactions to have significant financing component present in the contract. The effect of significant financing component is recorded as an adjustment or an increase to Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion on the Consolidated Balance Sheets using an appropriate interest rate determined by the Company. As a result, the Company records the deferred gain attributable to the transfer of the tax attributes over the contractual or five-year ITC recapture period in earnings with the associated interest recorded as Interest expense, net on the Consolidated Statements of Operations.

Origination costs are capitalized and amortized as interest expense on a straight-line basis over the term of the related lease term and presented as a direct deduction from the carrying amount of the related financing obligation on the Consolidated Balance sheets.
Refer to Note 10. Debt for more details regarding sale leaseback transactions recorded as financing arrangements.
Risks and Uncertainties
The Company’s business and the success of its strategies are affected by global and national economic, political and market conditions generally and also by the local economic conditions where its assets are located. Certain external events such as public health crises (such as COVID-19), natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, and the more recent conflict between Israel and Hamas, have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns. In response to inflationary pressure, the Federal Reserve and other global central banks had raised interest rates in 2022 and 2023. The full impact of such external events on the financial and credit markets and consequently on the Company’s future financial conditions and results of operations is uncertain and cannot be fully predicted. The Company will continue to monitor these events and will adjust its operations as necessary.
Concentration of Risk
The Company’s derivative financial instruments and PPAs potentially subject the Company to concentrations of credit risk. The maximum exposure to loss due to credit risk of counterparties to either, (i) the Company’s derivative financial instruments or (ii) the Company’s PPAs, would generally equal (a) the fair value of derivative financial instruments presented in the Company’s Consolidated Balance Sheets or (b) the revenue otherwise expected to be earned under the terms of the PPAs, had the relevant offtakers performed their obligations. The Company manages this credit risk by maintaining a diversified portfolio of creditworthy counterparties.
The Company determines which customers, if any, comprise over ten percent of either revenue or accounts receivable. The Company had one customer from which revenue was 14.6% of total revenue for the three months ended March 31, 2024. The Company had one customer from which revenue was 13.4% of total revenue for the three months ended March 31, 2023. As of March 31, 2024, the Company had two customers from which the receivable balance was 20.8% and 10.9% of total accounts receivable as of March 31, 2024. As of December 31, 2023, the Company had one customer from which the receivable balance was 24.4% of total accounts receivable.
Refer to Note 11. Derivative Instruments and Note 4. Revenue for further details.
Recent Accounting Pronouncements - Adopted
In March 2024, the FASB issued ASU No. 2024-01, “Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” which provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. The amendments in ASU 2024-01 are effective for fiscal years beginning after December 15, 2024 with the early adoption permitted. The amendments may be applied either retrospectively or prospectively on the date of adoption. The Company elected to early adopt the amendments in ASU 2024-01 prospectively and will apply this ASU to all new profits interest awards issued beginning January 1, 2024. The Company evaluated the impact of this ASU in relation to its existing share-based compensation arrangements and determined that there was no impact on its Consolidated Financial Statements and related disclosures due to the early adoption.

Recent Accounting Pronouncements - Not Yet Adopted
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

Note 3. Acquisitions
In accordance with ASC Topic 805, Business Combinations, for acquisitions in which the Company acquires assets, including intangible assets, and assumes liabilities that do not constitute a business, the amount of the purchase consideration is equal to the fair value of the net assets acquired. The purchase consideration, including transaction costs, is allocated to the individual assets and liabilities assumed based on their relative fair values.
There were no new acquisitions during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company acquired membership interests in 12 renewable energy projects all of which were either in development or under construction, for total consideration of $31.5 million. The purchase price of the assets acquired during the three months ended March 31, 2023 has been allocated on a relative fair value basis to the assets acquired to Property, plant and equipment, net on the Consolidated Balance Sheets.
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects reaching milestones as specified in the acquisition agreements. As of March 31, 2024 and December 31, 2023, the Company has recorded a liability of $22.0 million and $16.5 million, respectively, within Contingent consideration, current on the Consolidated Balance Sheets related to these agreements.

Note 4. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as reported in the Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2024	2023
Energy sales	$35,309	$31,876
RECs and other incentives	9,260	5,918
Investment Management revenue	3,931	1,926
Other revenue	668	1,500
Contract amortization, net	(2,615)	(4,993)
Total net revenue	46,553	36,227
Less: Contract amortization, net	2,615	4,993
Less: Lease revenue	(2,381)	(2,633)
Less: Investment, dividend and interest income	(642)	(1,382)
Total net revenue from contracts with customers	$46,145	$37,205
Contract Amortization, net
Intangible assets and out-of-market contracts recognized from PPA and REC contracts assumed through acquisitions related to the sale of energy in future periods for which the fair value has been determined to be less or more than market are amortized to revenue over the term of each underlying contract on a straight-line basis.
Contract Balances
Company billing practices are dictated by the contract terms and are typically done in arrears based upon the amount of power delivered in the prior period.
The Company did not record any contract assets as of March 31, 2024 and December 31, 2023, as none of its rights to payment were subject to a particular event other than passage of time. Included within Accounts receivable, net on the Consolidated Balance Sheets are balances of $22.7 million and $19.9 million related to contracts with customers as of March 31, 2024 and December 31, 2023, respectively.
The Company has contract liabilities related to amounts received in advance from certain PPA customers upon the related solar projects reaching COD. As of March 31, 2024 and December 31, 2023, the Company recorded $3.9 million and $3.6 million of contract liabilities in Other noncurrent liabilities in the Consolidated Balance Sheets. The Company’s amortization due to contract liabilities were not material for the three months ended March 31, 2024 and 2023.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract (i.e., commissions) are recognized as an asset if the entity expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The Company has capitalized $3.9 million and $3.9 million of costs to obtain a contract as of March 31, 2024 and December 31, 2023, respectively. The Company’s amortization related to costs to obtain a contract were not material for the three months ended March 31, 2024 and 2023.

Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of March 31, 2024, the Company had $11.1 million of remaining performance obligations.
The following table includes the approximate amounts expected to be recognized related to remaining performance obligations for each of the next five years and thereafter:

(in thousands)
Period ended March 31,	Amount
2024-2025	$4,920
2025-2026	1,855
2026-2027	1,042
2027-2028	787
2028-2029	787
Thereafter	1,667
Total	$11,058

Note 5. Variable Interest Entities
Consolidated Variable Interest Entities
The Company assesses entities for consolidation in accordance with ASC 810 and consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. The Company did not recognize any gain or loss on the initial consolidation of any of its VIEs.
The Company through various wholly owned subsidiaries, is the managing member in 15 tax equity partnerships where the other members are Tax Equity Investors under tax equity financing facilities. Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Refer to Note 15. Noncontrolling Interests and Redeemable Noncontrolling Interests for further discussion. These entities generate income through renewable energy and sustainable development projects primarily within North America. The entities represent a diversified portfolio of income-producing renewable energy power facilities that sell long-term electricity contracts to offtakers with high credit quality, such as utilities, municipalities, and corporations. The Company has determined that these tax equity partnerships are VIEs. Additionally, through its role as managing member of these VIEs, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. In addition, the Company has the obligation to absorb losses or the right to receive benefits that could potentially be more than insignificant to the VIEs.
As of March 31, 2024 and 2023, the Company consolidated each tax equity partnership for which it is the managing member and considered the primary beneficiary. As of March 31, 2024, the assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.5 billion and $283.9 million, respectively. As of December 31, 2023, the assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.5 billion and $283.4 million, respectively. The assets largely consisted of property, plant and equipment, and the liabilities primarily consisted of out-of-market contracts.
Unconsolidated Variable Interest Entities
As of March 31, 2024, GDEV GP held 2.80% of the interests in GDEV I. The Company has determined that GDEV I is a VIE but that it is not the primary beneficiary. The Company can exert significant influence over operating and financial policies because of its ownership of GDEV GP, GDEV I’s general partner. Accordingly, the Company accounts for its investment in GDEV I as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV I is equal to $3.3 million, which is the sum of the Company’s existing investment in GDEV I and the remaining commitments to GDEV I, less the portion attributable to the noncontrolling interest in GDEV GP.
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
During February 2016, Aurora Solar was formed. As of March 31, 2024, the Company’s investment represented approximately 49.00% of Aurora Solar’s issued and outstanding common shares. The Company determined that Aurora Solar is a VIE but that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact Aurora Solar. The Company can exert significant influence over operating and financial policies because of its ownership interest in Aurora Solar. Accordingly, the Company accounts for its investment in the common shares of Aurora Solar as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss is equal to the value of its investment in Aurora Solar.

During September 2021, OYA, previously OYA Solar, was formed to develop, construct, own, finance, and operate a portfolio of 19 solar projects. As of March 31, 2024, the Company’s investment represented 50.00% of OYA’s issued and outstanding equity shares. The Company determined that OYA is a VIE but that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact OYA. The Company can exert significant influence over operating and financial policies because of its ownership interest in OYA. Accordingly, the Company accounts for its investment in the preferred shares of OYA as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as of March 31, 2024, includes the current value of its investment in OYA and the guaranteed amounts discussed in the following paragraphs. Pursuant to the amended and restated limited liability company agreement of OYA, the other 50.00% member has indemnified the Company against any draws or demands under these guarantees. The Company is not able to quantify its exposure to loss as a result of certain of these guarantees as noted below. Since the Company has elected the fair value option to account for its investment in the preferred shares of OYA, the Company is also required to measure all of its other financial interests in OYA at fair value, including these guarantees. As of March 31, 2024 and 2023, the fair value of the guarantees is included within the fair value of the investment. On October 26, 2023, OYA, an unconsolidated investment of the Company, sold the membership interests in nine of its underlying projects. The Company received proceeds of $3.7 million as a result of this sale pursuant to a sale proceeds sharing agreement between the Company, OYA’s parent company, and other financing parties. The impact of this sale was taken into consideration in determining the fair value of the Company’s investment in OYA as of March 31, 2024.
Four subsidiaries of OYA have entered into tax equity partnerships with investor members. The Company, along with the parent company of the other 50.00% member of OYA, provided guarantees to the tax equity investor members in three of these partnerships for the payment and performance of all obligations of these subsidiaries under the partnership documents as well as affiliate contracts. In October 2023, in association with the sale of certain projects, two of these arrangements were terminated prior to the tax equity investor’s making any capital contributions, resulting in the termination of the associated guarantees. Under the third guarantee, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantee is $19.6 million, with certain exceptions in which case the limit would not apply. The guarantee will remain in full force and effect until: (1) the termination of the limited liability company agreement of the tax equity partnership, (2) the transfer of the tax equity investor members’ membership interests, and/or (3) the obligations under the guarantee are performed in full, depending on the specific terms of the guarantee.
In addition, certain subsidiaries of OYA have entered into two separate financing agreements with certain financial institutions. The Company has provided guarantees of certain obligations under the loan agreements upon the occurrence and continuance of a trigger event. The parent company of the other 50.00% member of OYA has also provided a guarantee to the financial institutions, and the Company is only obligated to perform in the event that the parent company of the other 50.00% member fails to perform under its guarantees. The guarantees do not have maximum liability amounts, and therefore, the Company is not able to quantify the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these guarantees. The subsidiaries of OYA currently have outstanding loans with a principal amount of $31.5 million as of March 31, 2024. The guarantees are expected to terminate on the maturity dates of the loans in 2028 and 2029.
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
The following table presents the fair values of the Company's financial assets and liabilities as of March 31, 2024 and the basis for determining their fair values:

	Fair Value as of March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$115,857	$—	$115,857
Derivative liabilities	—	(1,510)	—	(1,510)
Equity method investments	—	—	94,357	94,357
Contingent consideration	—	—	(41,366)	(41,366)
Total	$—	$114,347	$52,991	$167,338
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
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value in the Consolidated Financial Statements as of March 31, 2024 using significant unobservable inputs:

(in thousands)	Equity method investments	Contingent consideration	Total
Balance as of December 31, 2023	$94,878	$(42,307)	$52,571
Purchases	45	—	45
Change in fair value of investments, net	(566)	—	(566)
Change in contingent consideration	—	(493)	(493)
Reclassification of participating Earnout Shares	—	1,434	1,434
Balance as of March 31, 2024	$94,357	$(41,366)	$52,991
The Company does not have any non-financial assets or liabilities measured at fair value as of March 31, 2024. There were no transfers between Levels 1, 2, or 3 for the three months ended March 31, 2024.
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
The following table quantifies the significant unobservable inputs used in determining the fair value of equity method investments as of March 31, 2024. The weighted averages are calculated based on the relative fair value of each investment as of March 31, 2024:

Unobservable Input	Input/Range
Discount rate	7.8%-11.0% (weighted average 8.4%)
kWh production	0.5% annual degradation in production
Potential leverage and estimated remaining useful life	28.0-34.0 years (weighted average 29.1 years)
As of March 31, 2024, the Company has unfunded commitments to GDEV I and GDEV II of $0.2 million and $1.3 million, respectively. The investments in GDEV I and GDEV II represent investments in a partnership in which no partner is permitted to make a withdrawal of any of its capital contributions. GDEV GP and GDEV GP II are required to cause the respective partnerships to distribute, as distributions, amounts available to the partners within 90 days of the receipt of amounts available for distribution in the sole discretion of the GDEV GP and GDEV GP II, respectively.
As of March 31, 2024, the value of the Company’s investments in OYA, Aurora Solar, GDEV I and GDEV II, its equity method investments, were $16.5 million, $72.1 million, $4.2 million and $1.6 million, respectively. As of December 31, 2023, the value of the Company's investments in OYA, Aurora Solar, GDEV I and GDEV II, its equity method investments, were $16.2 million, $73.0 million, $4.1 million and $1.6 million, respectively. Equity method investments are recorded to Investments, at fair value on the Consolidated Balance Sheets.
During the three months ended March 31, 2024, the Company recorded an unrealized loss of $0.6 million due to an unrealized loss of $0.8 million on Aurora Solar, offset by an unrealized gain of $0.3 million on OYA. During the three months ended March 31, 2023, the Company recorded an unrealized gain of $2.6 million due to an unrealized gain of $2.1 million on Aurora Solar and $0.5 million related to GDEV I, respectively. Unrealized gains and losses are recorded in Change in fair value of investments, net on the Consolidated Statements of Operations.
Contingent consideration
The Company estimates the fair value of its contingent consideration associated with the Acquisition based on the likelihood of payment related to the contingent clause and the date when payment is expected to occur. The contingent consideration is reflected in Contingent consideration included in noncurrent liabilities on the Consolidated Balance Sheets.
For the three months ended March 31, 2024, the Company recorded an increase in fair value of contingent consideration of $0.5 million as an increase in General and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2024, $1.4 million of contingent consideration was settled with the participation of a certain amount of Earnout Shares, which were issued in connection with the Acquisition. The amount was reclassified from Contingent consideration to Common shares, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. Refer to Note 16. Equity for further detail.
For the three months ended March 31, 2023, the Company recorded an increase in fair value of contingent consideration of $2.3 million as an increase in General and administrative expenses on the Consolidated Statements of Operations.
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

The following quantifies the significant unobservable inputs used to determine the fair value of contingent consideration as of March 31, 2024:

Unobservable Input	Input/Range
Risk-Free Rate Over Earnout Term	4.4%
Revenue Discount Rate	10.8%
Annualized Revenue Volatility	30.0%
Annualized Share Price Volatility	27.5%
Quarterly Revenue / Share Price Correlation	37.5%

Note 7. Notes Receivable
The Company’s notes receivable consists of the following:

(dollars in thousands)	As of March 31, 2024	As of December 31, 2023	Year of origination	Interest rate	Maturity date
Notes receivable, current
Cider	$25,749	$25,749	2022	8.00%	6/30/2024
Shepherds Run	2,742	2,742	2020	8.00%	3/31/2024(1)
Kane Warehouse	166	—	2015	10.25%	2/24/2025
Total notes receivable, current	$28,657	$28,491
Notes receivable, noncurrent
New Market	$5,008	$5,008	2019	9.00%	9/30/2022(2)
SE Solar	5,010	5,010	2019	9.00%	5/31/2023(3)
Kane Warehouse	—	166	2015	10.25%	2/24/2025
Total notes receivable, noncurrent	$10,018	$10,184
Loan reserve(4)	(2,000)	(2,000)
Total notes receivable	$36,675	$36,675
(1)The note receivable was paid in full on April 5, 2024.
(2)Option for purchase agreement exercised on September 30, 2022. The parties involved are working in good faith to enter into a purchase agreement.
(3)The parties involved are working in good faith on an extension to the agreement.
(4)As of March 31, 2024, SE Solar and New Market have not been repaid. During the year ended December 31, 2023, the Company recorded a reserve representing an allowance for credit losses for the estimated uncollectible portion of these notes in the amount of $2.0 million. The Company has determined that no additional reserve is required for these notes for the three months ended March 31, 2024.
The notes receivable, current are recorded within Notes receivable, current on the Consolidated Balance Sheets. The notes receivable, noncurrent are recorded within Other noncurrent assets on the Consolidated Balance Sheets. Notes receivable are recorded at amortized cost and exclude interest receivable. As of March 31, 2024, interest receivables of $6.9 million and $3.9 million, were recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets. As of December 31, 2023, interest receivables of $6.3 million and $3.9 million were recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets.

Note 8. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

(in thousands)	March 31, 2024	December 31, 2023
Land	$23,623	$23,473
Plant and equipment	1,780,081	1,732,499
Asset retirement obligation	31,898	31,638
Finance right-of-use asset	65	65
Construction-in-progress	437,800	439,439
Other	261	262
Total property, plant and equipment	$2,273,728	$2,227,376
Accumulated depreciation	(110,980)	(93,499)
Property, plant and equipment, net	$2,162,748	$2,133,877
As of March 31, 2024, construction-in-progress of $437.8 million includes $120.2 million of development costs. As of December 31, 2023, construction-in-progress of $439.4 million includes $106.3 million of development costs.
Depreciation expense was $17.5 million and $14.5 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense is recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations.
During the three months ended March 31, 2024, the Company recognized impairment of long-lived assets of $6.3 million. The impairment was recorded due to a change in state legislature that impacted the earnings potential on six projects. The impairment analysis reviews certain qualitative factors as well as the results of long-term operating expectations and the project’s carrying value to determine if impairment indicators are present. The impairment analysis indicated that the projected future cash flows for the certain project no longer supported the recoverability of the carrying value of the related long-lived assets. The fair value of the asset was determined using a current replacement cost approach. This charge was recorded to the Company’s IPP segment. The Company did not recognize any impairment charges on long-lived assets for the three months ended March 31, 2023.

Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts
Goodwill
As of March 31, 2024 and December 31, 2023, goodwill totaled $221.3 million and $221.3 million, respectively.
Other Intangible Assets and Out-of-market Contracts
Other intangible assets as of March 31, 2024 consisted of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets as of March 31, 2024
PPA contracts	$374,356	$(53,471)	$320,885
REC contracts	46,235	(4,028)	42,207
Trademarks	2,800	(447)	2,353
Channel partner relationships	94,700	(17,822)	76,878
Other intangible assets	2,191	—	2,191
Total intangible assets, net	$520,282	$(75,768)	$444,514
Amortization expense related to intangible assets reported on the Consolidated Balance Sheets was $8.7 million for the three months ended March 31, 2024, which included $6.3 million of Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statements of Operations.
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
Amortization expense related to intangible assets recorded as assets on the Consolidated Balance Sheets $10.5 million for the three months ended March 31, 2023, which includes $8.4 million of Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statements of Operations.
The Company also has PPA and REC contracts that are held in an unfavorable position (out-of-market contracts), which consists of the following as of March 31, 2024:

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of March 31, 2024
PPA contracts	$(198,629)	$15,617	$(183,012)
REC contracts	(19,763)	11,692	(8,071)
Total out-of-market contracts, net	$(218,392)	$27,309	$(191,083)
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net similar to favorable PPA and REC contracts. The Company recorded $3.7 million of contract amortization contra-expense as an increase to revenue related to out-of-market contracts during the three months ended March 31, 2024.

PPA and REC contracts that are held in an unfavorable position (out-of-market contracts) consists of the following as of December 31, 2023:

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
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net similar to favorable PPA and REC contracts. The Company recorded $3.4 million of contract amortization contra-expense as an increase to revenue related to out-of-market contracts for the three months ended March 31, 2023.
Contract amortization on PPA and REC contract intangible assets and out-of-market contracts is recorded within Contract amortization, net on the Consolidated Statements of Operations. Amortization expense on channel partner relationships and trademark intangible assets is recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations.
Amortization expense related to the Company's finite-lived intangible assets and liabilities (out-of-market contracts) was $3.7 million for the three months ended March 31, 2024. This includes $2.6 million of net contract amortization on PPA and REC contract intangible assets and out-of-market contracts, and $2.4 million of amortization expense on channel partner relationships and trademark intangible assets.
Amortization expense related to the Company’s finite-lived intangible assets and liabilities (out-of-market contracts) was $7.1 million for the three months ended March 31, 2023. This includes $5.0 million of net contract amortization on PPA and REC contract intangible assets and out-of-market contracts and $2.1 million of amortization expense on channel partner relationships and trademark intangible assets.
Estimated future amortization expense, net for the above amortizable intangible assets and out-of-market contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended March 31,	Amortization Expense
2024-2025	$25,690
2025-2026	26,851
2026-2027	26,929
2027-2028	26,416
2028-2029	26,033
Thereafter	121,512
Total	$253,431

Note 10. Debt
The Company has entered into credit facilities and loan agreements through its subsidiaries, as described below.

(dollars in thousands)	Outstanding as of March 31, 2024	Outstanding as of December 31, 2023	Interest rate	Maturity date
GREC Entity HoldCo(1)	$64,609	$65,951	Daily SOFR + 1.85%	June 20, 2025
Midway III Manager LLC	13,874	13,932	3 mo. SOFR + 1.73%	September 28, 2025
Trillium Manager LLC	68,299	68,785	Daily SOFR + 1.98%	June 9, 2027
GB Wind Holdco LLC(2)	16,961	50,408	3 mo. SOFR + 1.65%	December 31, 2024
Greenbacker Wind Holdings II LLC	69,800	70,628	3 mo. SOFR + 1.98%	December 31, 2026
Conic Manager LLC	23,311	23,363	3 mo. SOFR + 1.75%	August 8, 2026
Turquoise Manager LLC	30,975	30,994	3 mo. SOFR + 1.35%	December 23, 2027
Eagle Valley Clean Energy LLC	35,483	35,389	Various(3)	January 2, 2057
Greenbacker Renewable Energy Company LLC (Premium financing agreement)	613	—	8.45%	September 30, 2024
ECA Finco I, LLC	18,483	18,563	3 mo. SOFR + 2.60%	February 25, 2028
GB Solar TE 2020 Manager LLC	18,500	18,506	3 mo. SOFR + 1.88%	October 30, 2026
Sego Lily Solar Manager LLC	131,626	133,898	3 mo. SOFR + 1.53%	June 30, 2028
Celadon Manager LLC	72,853	72,853	Daily SOFR + 1.60%	February 18, 2029
GRP II Borealis Solar LLC	40,646	40,646	3 mo. SOFR + 2.00%	June 30, 2027
Ponderosa Manager LLC	88,594	88,594	3 mo. SOFR + 1.40%	October 4, 2029
PRC Nemasket LLC	41,411	41,806	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	64,594	74,594	1 mo. SOFR + Applicable Margin(4)	November 29, 2027
Dogwood GB Manager LLC	58,725	57,463	1 mo. SOFR + 1.63%	March 29, 2030
GREC Warehouse Holdings I LLC	169,113	155,558	3 mo. SOFR + 2.03%	August 11, 2026
Total debt	$1,028,470	$1,061,931
Less: Total unamortized discount and deferred financing fees	(42,544)	(43,679)
Less: Current portion of long-term debt(5)	(107,824)	(82,855)
Total long-term debt, net	$878,102	$935,397
(1)See the description of the credit agreement below for a discussion of GREC Entity HoldCo’s non-compliance with the debt service coverage ratio (as defined in the credit agreement) as of and for the fiscal quarter ended December 31, 2023.
(2)$32.9 million was paid on the GB Wind Holdco LLC term loan with proceeds from the Company’s February 2024 failed sale-leaseback arrangement. This repayment resulted in the acceleration of the remaining term loan maturity date to December 31, 2024.
(3)Eagle Valley Clean Energy LLC’s loan includes a term loan that bears interest at a fixed rate of 1.69% and a loan governed by a debt settlement agreement that bears interest at a fixed rate of 1.91%.
(4)GREC Holdings 1 LLC’s loan includes interest on the outstanding principal at the term SOFR index rate plus a spread adjustment plus applicable margin (spread adjustment of 0.10%; applicable margin ranging between 1.75% and 2.00%).
(5)Adjusted for $5.7 million and $6.1 million of unamortized debt discount and deferred financing fees pertaining to current portion of long-term debt of $113.5 million and $88.9 million as of March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024, the Company entered into new or modified existing debt facilities as noted below:
GREC Entity HoldCo

On November 25, 2021, GREC Entity HoldCo converted its loan to a term loan with a maturity on June 20, 2025. The loan bears interest at a rate equal to the daily SOFR rate plus 1.85%. The loan is secured by, among other customary interests, a pledge of all of the issued and outstanding equity interests of GREC Entity HoldCo as a collateral for this credit agreement. The credit agreement was amended to eliminate any guarantee from either Greenbacker Renewable Energy Company LLC (“GREC LLC”) or GREC in November 2022. As of and for the fiscal quarter ended December 31, 2023, GREC Entity HoldCo was not in compliance with the debt service coverage ratio (as defined in the credit agreement) for this credit agreement, which resulted in the Company’s classification of the debt to the current liability as of March 31, 2024. A default under the credit agreement permits the administrative agent, among other things, to declare all or any part of the outstanding principal amount of the loans under the credit agreement and related interest immediately due and payable. The Company is working in good faith with the lender to secure a waiver of default. While the Company expects to receive a waiver of default, there is no guarantee that the company will receive such waiver. Further, there are no cross-defaults associated with this technical default.
Greenbacker Renewable Energy Company LLC (Premium financing agreement)

On January 2, 2024, the Company entered into a premium financing arrangement with a lender. Under the agreement, the Company financed $1.1 million of certain premiums at an 8.45% annual interest rate. Total payments of $0.1 million, including interest and principle, are due in 10 monthly installments, beginning on January 2, 2024 through September 30, 2024.
Dogwood GB Manager LLC
On March 29, 2023, Dogwood GB Manager LLC entered into a loan agreement with a syndicate of lenders to provide a term loan in an aggregate principal amount of up to $47.1 million. On May 30, 2023, the loan agreement was amended to increase the aggregate principal amount up to $90.6 million. On January 23, 2024, the loan agreement was amended to decrease the aggregate principal amount to $58.7 million. The loan is secured by a first-priority security interest in all assets of Dogwood GB Manager LLC, including a pledge of (a) Dogwood GB Manager LLC's interest in Dogwood Holdings LLC, and (b) GREC Holdings 1 LLC's ownership interests in Dogwood GB Manager LLC. The interest rate on the loan is one-month SOFR plus an applicable margin, which is 1.63% per annum through the fourth anniversary of the closing date and 1.75% per annum after the fourth anniversary of the closing date. Thereafter, the interest rate will increase by 0.12% for each fourth anniversary. The borrower is only required to pay interest in quarterly installments through the fifth anniversary of the closing date, and thereafter is required to pay quarterly installments of principal and interest through the maturity date, March 29, 2030.
Eagle Valley Clean Energy LLC

On April 24, 2019, Eagle Valley Clean Energy LLC ("EVCE"), as a term of the Company’s acquisition of EVCE, entered into a debt settlement agreement with the lender, USDA’s Rural Utilities Service (“RUS”) and amended its loan. Pursuant to the debt settlement agreement, EVCE deferred interest payments through March 31, 2024 (the “Interest Forbearance Period”), deferred principal payments through March 31, 2029 (the “Principal Forbearance Period”), provided for certain waivers, and waived any existing events of default. During the Interest Forbearance Period, EVCE is required to make quarterly interest payments of not less than $85,000. Interest will continue to accrue at the then available 30-year fixed interest rate, 1.91%, and will be added to the principal balance, both of which will be payable every three months following the expiration of the Principal Forbearance Period. The loan matures on January 2, 2057. The outstanding principal on the loan is $35.5 million. However, the loan was written down to its fair value and the carrying value of the loan as of March 31, 2024 is $10.8 million.
On April 17, 2024, EVCE filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Colorado. The bankruptcy filing does not include the Company or any of its subsidiaries engaged in continuing operations as debtors or guarantors. There is no parent guarantee of the EVCE debt, and there are no provisions that would result in cross-default. The Company does not expect to make additional payments under the loan as a result of the bankruptcy filing. EVCE did not make the interest payment due to RUS on March 31, 2024. Under the terms of the agreement, the loan is not in default until five business days after the interest payment’s due date as there is a five day grace period for the payment as such, an event of default occurred on April 8, 2024. Also the Company filed for bankruptcy subsequent to March 31, 2024. EVCE was in compliance with the terms of the loan agreement as of March 31, 2024. As such, the Company continued to classify the debt as noncurrent as of March 31, 2024.

The Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding borrowings. Refer to Note 11. Derivative Instruments for further discussion.
The following table shows the components of interest expense related to the Company’s borrowings:

	Three months ended March 31,
(in thousands)	2024	2023
Loan interest(1)	$12,762	$10,535
Commitment / letter of credit fees	967	2,118
Amortization of deferred financing fees and discount	1,661	1,190
Interest on sale-leasebacks(2)	6,437	—
Interest capitalized	(5,375)	(5,054)
Total	$16,452	$8,789
(1)Includes interest rate swap settlements in the amount of $6.6 million as a reduction of loan interest.
(2)The Company recognized interest expense on the financing obligations and the deferred ITC gain related to the sale-leaseback arrangements in the amounts of $4.6 million and $1.8 million, respectively. Refer to Other Financing Arrangements for further discussion.
Interest expense disclosed in the table above is included within Interest expense, net on the Consolidated Statements of Operations.
The principal payments due on borrowings for each of the next five years and thereafter are as follows:

(in thousands)
Period ended March 31,	Principal Payments
2024-2025	$113,502
2025-2026	36,091
2026-2027	275,659
2027-2028	218,898
2028-2029	182,464
Thereafter	201,856
Total	$1,028,470
Other Financing Arrangements
In February 2024, the Company, through its wholly owned subsidiaries, entered into a sale-leaseback arrangement related to a certain wind asset with an initial lease term of 20.0 years, for total cash proceeds of $111.5 million. The Company utilized the proceeds to pay down $32.9 million of existing debt and $0.4 million in transaction costs. Under the lease agreement, the Company is required to make total lease payments of $87.4 million over the lease term. In addition, in accordance with the lease agreement, the Company has an early buyout option in December 2029 and December 2033. The early buyout option is defined as the fair market value of the project at the buyout date or an amount set forth in the lease agreement, whichever is greater. As part of the arrangement, the Company will still operate and earn revenues from the facility throughout the lease term while the lessor will be entitled to all available tax credits. As part of the sale-leaseback transaction, the Company entered into a tax indemnity agreement. As part of the agreement, with respect to the leased assets, the lessor holds indemnification rights related to a disallowance or reduction of assumed tax deductions and tax credits. Subject to certain requirements set forth within the tax indemnity agreement, the Company would be required to pay the lessor for all reduced or disallowed tax deductions and credits. In connection with the transactions, the Company incurred $0.9 million of origination costs which was recorded as an offset to the failed sale-leaseback financing liability. Refer to Note 2. Significant Accounting Policies for additional information around the Company’s accounting policies related to sale-leaseback transactions.
As of March 31, 2024, the Company recorded $73.7 million and $33.0 million of failed sale-leaseback financing and deferred ITC gains, respectively, within Current portion of failed sale-leaseback financing and deferred ITC gain. The Company recorded $115.1 million and $109.9 million of failed sale-leaseback financing and deferred ITC gains, respectively, within Failed sale-leaseback financing and deferred ITC gain, net of current portion, on the Consolidated Balance Sheets. The Company recorded $0.2 million and $2.6 million of origination costs which are recorded as a reduction to Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion, respectively, at March 31, 2024 on the Consolidated Balance Sheets.

As of December 31, 2023, the Company recorded $69.4 million and $169.8 million of financing obligations and deferred ITC gains within Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion, respectively, on the Consolidated Balance Sheets. The Company recorded $0.3 million and $1.4 million of origination costs which are recorded as a reduction to Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion, respectively, at December 31, 2023 on the Consolidated Balance Sheets
For the three months ended March 31, 2024, the Company recorded $4.6 million and $1.8 million of interest expense for financing obligations and deferred ITC gains, respectively, within Interest expense, net on the Consolidated Statements of Operations. The calculation of interest expense is based on imputed interest rates within each arrangement for the financing obligations ranging between 7.2% and 11.5% and the incremental borrowing rate within each arrangement for the deferred ITC gain ranging between 4.5% and 5.6%.
The future payments on failed sale-leaseback financing arrangements, inclusive of the repurchase price for each of the next five years and thereafter are as follows:

(in thousands)
Period ended March 31,	Future Payments
2024-2025	$73,730
2025-2026	13,127
2026-2027	13,390
2027-2028	13,572
2028-2029	13,580
Thereafter	195,386
Total lease payments	322,785
Less: imputed interest	(133,987)
Present value of lease payments	$188,798

Note 11. Derivative Instruments
The Company manages interest rate risk primarily through the use of derivative financial instruments.
Cash Flow Hedges of Interest Rate Risk
The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company, through its wholly owned subsidiaries, has entered into interest rate swaps as part of its interest rate risk management strategy. Certain of these interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making payments at fixed rates. These fixed rates, for all interest rate swaps regardless of designation, range between 0.41% and 4.37%.
The following tables reflect the location and estimated fair value positions of derivative contracts at:

(in thousands)		March 31, 2024
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)

Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities)	$751,159	$113,425	$—
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities)	178,371	2,432	(1,510)
Total		$929,530	$115,857	$(1,510)
As of March 31, 2024, the notional amount for derivatives designated as hedging instruments includes $751.2 million associated with currently effective swaps. The notional amount for derivatives not designated as hedging instruments includes $112.6 million associated with swaps currently in effect and $65.7 million associated with forward starting swaps. The interest rate swaps have maturities between 2025 and 2050.

(in thousands)		December 31, 2023
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities)	$861,322	$98,669	$(489)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities)	463,063	43,499	(5,344)
Total		$1,324,385	$142,168	$(5,833)
As of December 31, 2023, the notional amount for derivatives designated as hedging instruments includes $751.2 million associated with currently effective swaps and $110.1 million associated with forward starting swaps. The notional amount for derivatives not designated as hedging instruments includes $112.6 million associated with swaps currently in effect, $65.7 million associated with forward starting swaps, and $284.7 million associated with deal contingent swaps.

The following table provides information on the fair value of derivative contracts as recorded in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations:

	Three months ended March 31, 2024
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive (Loss) Income
Gain recognized in other comprehensive income	$17,927	$—
Amortization of derivatives	1,094	1,090
Less: Taxes on total net loss recognized in other comprehensive income	(4,722)	—

Consolidated Statements of Operations
Change in unrealized gain of interest rate swaps, net	—	9,944
Gain on interest rate swaps, net	1,410	—

	Three months ended March 31, 2023
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive (Loss) Income
Loss recognized in other comprehensive income	$(39,505)	$—
Amortization of off-market derivatives	1,660	—
Less: Taxes on total net gain recognized in other comprehensive income	9,965	—

Consolidated Statements of Operations
Change in unrealized loss of interest rate swaps, net	2,230	—
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
Amounts reported in accumulated other comprehensive income related to designated derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that existing gains of $24.5 million currently reflected in Accumulated other comprehensive income will be reclassified to earnings as a decrease in interest expense as interest payments are made.
From time to time, the Company designates interest rate swaps when they have a non-zero fair value. The non-zero fair value of these cash flow hedges on the designation date is recognized into income under a systematic and rational method over the life of the hedging instrument and is presented in the same line item on the Consolidated Statements of Operations as the earnings effect of the hedged item, with the offset recorded to Other comprehensive income (loss), net of tax. In addition, the Company periodically dedesignates interest rate swaps as hedging instruments voluntarily or in association with the termination of the swaps. When the Company dedesignates a swap as a hedging instrument, the Company evaluates whether the forecasted transactions previously hedged by the interest rate swap are not probable of occurring and, if so, reclassifies the amount recorded in Accumulated other comprehensive income to Change in fair value of interest rate swaps, net in the Consolidated Statements of Operations. When the Company determines that the forecasted transactions previously hedged by the interest rate swap are not probable of not occurring, the Company recognizes the amounts within Accumulated other comprehensive income related to the dedesignated interest rate swap into interest expense as the originally forecasted transactions affect earnings.
The non-zero designation date value of cash flow hedges and dedesignated cash flow hedges for which the originally forecasted transactions are not probable of not occurring are amortized and reclassified from other comprehensive income to interest expense.

As of March 31, 2024, the Company expects $33.1 million to be reclassified from Accumulated other comprehensive income to earnings as an increase to interest expense through 2050; the life of the hedge forecasted transactions. During the next twelve months, the Company estimates that $2.0 million will be reclassified from Accumulated other comprehensive income to earnings as an increase to interest expense associated with the amortization of these non-zero fair value and dedesignated cash flow hedges.
During the three months ended March 31, 2024, the Company received $51.3 million in cash as a result of the full or partial termination of interest rate swaps. The cash proceeds received are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
On February 9, 2024, the Company terminated its only deal-contingent interest rate swap agreement. This interest rate swap was not designated in a hedging relationship. The Company received $47.2 million in cash as a result of the termination.
On March 4, 2024, the Company amended two existing interest rate swap agreements to reduce the existing notional amount of the swaps, which were designated in an effective hedging relationship. As the hedged forecasted transaction was probable of not occurring, the Company reclassified a $1.4 million gain from Accumulated other comprehensive income to Change in fair value of interest rate swaps, net in the Consolidated Statements of Operations and received $4.1 million in cash as a result of the partial terminations.
Additionally, from time to time, the Company utilizes derivative instruments for the purposes of managing interest rate risk on future term debt instruments. Since the debt agreements have not yet closed, in order to lock in the terms, the Company may make payments to be maintained as cash collateral. As of March 31, 2024 and December 31, 2023, the Company recorded no cash collateral in Other current assets in the Consolidated Balance Sheets.

Note 12. Income Taxes
The guidance under ASC Topic 740, Income Taxes, establishes the methodology, including the use of an estimated annual effective tax rate, to determine income tax expense (or benefit) in interim financial reporting. At the end of each quarter, the Company makes the best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and net loss attributable to noncontrolling interest. Based on enacted tax laws, the Company’s effective tax rate in 2024 is expected to be (9.9)%. The Company’s effective tax rate as of March 31, 2023 was (17.9)%.
The Company recorded a provision for income taxes of $3.1 million and $4.8 million for the three months ended March 31, 2024 and 2023. The effective tax rate varies from the statutory U.S. federal income tax rate of 21.0% primarily due to the tax impact of net loss attributable to noncontrolling interests.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of March 31, 2024. For the three months ended March 31, 2024, valuation allowance increases of $0.1 million have been recorded against state net operating loss carry forwards where it is not more likely than not that they will be utilized within the loss carry forward period.
The Company assessed its tax positions for all open tax years as of March 31, 2024 for all U.S. federal and state, and foreign tax jurisdictions for the years 2014 through 2023. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of March 31, 2024.
The Company is under audit by federal tax authorities at one of its tax equity partnerships for the fiscal year 2021. There have not been any proposed adjustments at this stage of the examination. The examination is expected to be finalized in the fiscal year 2025.

Note 13. Commitments and Contingencies
Legal Proceedings
The Company may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. As of March 31, 2024, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company. Refer to Note 20. Subsequent Events for additional information related to legal proceedings subsequent to March 31, 2024.
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of March 31, 2024, the Company has provided the requisite security for these agreements in the form of a standby letter of credit of $170.0 million. As of March 31, 2024, the Company had no unused letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from December 2024 through January 2057.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $0.9 billion to complete construction of the facilities and the closing of the purchase of membership interest pursuant to all conditions being met under such agreements. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled between 2024 and 2027. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed-upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. As of March 31, 2024, the Company was in compliance with all agreed-upon delivery quantities.
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

The Company's commitments with third parties under REC sales contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended March 31,	Number of RECs
2024-2025	217
2025-2026	55
2026-2027	52
2027-2028	28
2028-2029	28
Thereafter	155
Total	535
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures, which are governed by various agreements to which certain of the Company’s subsidiaries are individually a party to, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $956.0 million as of March 31, 2024. As of March 31, 2024, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
Refer to Note 1. Organization and Operations of the Company, Note 5. Variable Interest Entities, and Note 14. Related Parties for an additional discussion of the Company’s commitments and contingencies.
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
Maturities of the Company’s lease liabilities for each of the next five years and thereafter are as follows:

(in thousands)
Period ended March 31,	Operating Leases	Finance Leases
2024-2025	$8,996	$18
2025-2026	9,135	18
2026-2027	9,170	17
2027-2028	9,147	—
2028-2029	9,169	—
Thereafter	212,007	—
Total lease payments	257,624	53
Less: Imputed interest	(146,806)	(4)
Present value of lease liabilities	$110,818	$49

Note 14. Related Parties
Modified Special Unit
In accordance with the terms of the Fourth Operating Agreement, the Special Unitholder was the holder of the Special Unit, which, prior to the completion of the Acquisition, entitled the Special Unitholder to receive the Performance Participation Fee and Liquidation Performance Participation Fee.
Under the Fifth Operating Agreement, the “Liquidation Performance Participation Distribution” is payable to the LPU Holder upon the same terms described above with the exception that amounts that may be earned upon the occurrence of a listing of the Company’s shares (or a transaction in which the Company’s members receive shares of a company that is listed) on a national securities exchange are no longer payable in cash, but only in additional Class P-I shares, which will be valued for such purpose at their then fair market value as determined in accordance with the terms of the Fifth Operating Agreement at the time of such listing. In the case of a liquidation of the Company, amounts payable may be paid in additional shares of the Company, other securities and/or cash. Refer to Note 16. Equity for additional details on the Liquidation Performance Unit.
Transition Services Agreement
In connection with the Acquisition, Group LLC and certain other parties (together, the “Service Recipients”) entered into a transition services agreement with Greenbacker Administration (the “Transition Services Agreement”). In November 2023, Group LLC and the Service Recipients entered into an amended transition services agreement (the “Amended Transition Services Agreement”), pursuant to which Greenbacker Administration is providing certain financial and corporate recordkeeping services to the Service Recipients until the earlier of: (i) December 31, 2025; (ii) such time as the parties terminate the services arrangement; or (iii) one month after such Service Recipient has been liquidated and dissolved. The Service Recipients shall be required to pay a fee of $200 per hour per person performing the services it receives under both the Transition Services Agreement and Amended Transition Services Agreement. The impact of the Transition Services Agreement and Amended Transition Services Agreement, as applicable, to the Consolidated Financial Statements for the three months ended March 31, 2024 and 2023 was not material.
Registration Rights Agreement
In connection with the Acquisition, the Company and GREC entered into a customary registration rights agreement, pursuant to which GREC has agreed to use commercially reasonable efforts to prepare and file with the SEC not later than 12 months from the beginning of the first full calendar month following completion of an initial public offering by GREC a shelf registration statement relating to the resale of shares of common stock of GREC that may in the future be held by Group LLC, the LPU Holder and/or their respective members to the extent their shares of the Company are repurchased, redeemed, exchanged or converted into shares of common stock of GREC. GREC has agreed to pay customary registration expenses and to provide customary indemnification in connection with the foregoing registration rights.
Executive Protection Plan
In connection with the closing of the Acquisition, each of Mr. Charles Wheeler and Mr. David Sher terminated their employment agreements with Group LLC, and such employment agreement was superseded by offer letters from GREC and participation in the GREC Executive Protection Plan.
GCM Managed Funds
The Company provides, through GCM, investment management services to GROZ, GDEV I and GREC II as a result of the acquisition of GCM. As a result, the Company began to record Investment Management revenue on the Consolidated Statements of Operations, as applicable, and more fully described below. In addition, the Company entered into an advisory agreement with GDEV II on November 11, 2022.
Base management fees under GCM’s advisory fee agreement with GROZ are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital for GROZ. During the three months ended March 31, 2024 and 2023, the Company earned $0.1 million and $0.1 million, respectively, in management fees from GROZ. Management fees from GROZ are included in Investment Management revenue on the Consolidated Statements of Operations. The management fees earned are payable monthly, in arrears. As of March 31, 2024 and December 31, 2023, the Company was owed $0.3 million and $0.2 million, respectively, in management fees from GROZ, which is included in Accounts receivable, net on the Consolidated Balance Sheets.
The Company is also eligible to receive certain performance-based incentive fee distributions from GROZ, including upon liquidation of GROZ, subject to certain distribution thresholds as defined in the amended and restated limited liability company operating agreement of GROZ. The Company did not recognize any revenue related to GROZ incentive fee distributions for the three months ended March 31, 2024 and 2023.

Base management fees under GCM’s advisory fee agreements with GDEV I, dated March 3, 2022, are calculated as described herein. For the period from March 3, 2022 through the date on which the commitment period ends (as defined in the GDEV I amended and restated limited partnership agreements), the management fee is calculated at an annual rate of 1.75% to 2.00%, depending on the limited partner, of the aggregate capital commitments to GDEV I. Beginning on the date following the date on which the commitment period terminates, the management fee is calculated at an annual rate of 1.75% to 2.00%, depending on the limited partner, of the aggregate cost basis of all portfolio securities of GDEV I. The management fees earned are payable quarterly in advance. During the three months ended March 31, 2024 and 2023, the Company earned $0.6 million and $0.6 million in management fees from GDEV I, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the Company was not owed any management fees from GDEV I. As of March 31, 2024 and December 31, 2023, GDEV I prepaid the Company management fees of nil, which is included in Other current liabilities on the Consolidated Balance Sheets.
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV I, including upon liquidation of GDEV I, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV I. The Company did not recognize any revenue related to GDEV I incentive fee distributions for the three months ended March 31, 2024 and 2023.
Base management fees under GCM’s advisory agreement with GDEV II, dated November 11, 2022, are calculated as described herein. For the period from November 11, 2022 through the date on which the commitment period ends (as defined in the GDEV II amended and restated limited partnership agreement), the management fee is calculated at an annual rate of 1.50% to 2.00%, depending on the limited partner, of the aggregate capital commitments to GDEV II. Beginning on the date following the date on which the commitment period terminates, the management fee will be calculated at an annual rate of 1.50% to 2.00%, depending on the limited partner, of the aggregate cost basis of all portfolio securities of GDEV II. The management fees earned are payable quarterly in advance. During the three months ended March 31, 2024 and 2023, the Company earned $0.4 million and $0.3 million, respectively, in management fees from GDEV II, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the Company was owed $0.2 million and $0.8 million, respectively, in management fees from GDEV II, which is included in Accounts receivable, net on the Consolidated Balance Sheets.
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV II, including upon liquidation of GDEV II, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV II. The Company did not recognize any revenue related to GDEV II incentive fee distributions for the three months ended March 31, 2024 and 2023.
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
During the three months ended March 31, 2024 and 2023, the Company earned $1.3 million and $0.5 million, respectively, in management fees from GREC II, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the Company was owed $1.3 million and $2.3 million, respectively, in management fees from GREC II, which is included in Accounts receivable, net on the Consolidated Balance Sheets.
The Company is also eligible to receive certain performance-based incentive fees from GREC II, including upon liquidation of GREC II, subject to certain distribution thresholds as defined in the advisory agreement between GCM and GREC II. For the three months ended March 31, 2024 and 2023, the Company did not recognize any revenue related to GREC II performance-based incentive fees. As of March 31, 2024 and December 31, 2023, the Company was owed nil and $0.5 million, respectively, in performance-based incentive fees which are included in Accounts receivable, net on the Consolidated Balance Sheets.

In addition, the Company earns administrative fee revenue for certain technical, financial, legal, accounting, tax and operational asset management services performed by Greenbacker Administration. Pursuant to the administration agreement between GREC II and Greenbacker Administration, GREC II will reimburse Greenbacker Administration for the costs and expenses incurred by Greenbacker Administration and any sub-administrators in performing their obligations and providing personnel and facilities to GREC II. During the three months ended March 31, 2024 and 2023, the Company earned $1.3 million and $0.4 million, respectively, in administrative fee revenue, which is included in Investment Management revenue on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the Company was owed $1.3 million and $2.4 million, respectively, in administrative fees from GREC II, which is included in Accounts receivable, net on the Consolidated Balance Sheets.
During 2023, the Company guaranteed $38.6 million of costs to complete ongoing construction of certain facilities currently owned or to be acquired by GREC II pursuant to the terms and conditions of various construction related contracts. As of March 31, 2024, the Company was not aware of any events that could trigger the Company’s obligations under these guarantees. Through March 2024, the Company assigned $20.3 million of guarantees to GREC II. The Company assigned the remaining guarantees to GREC II in May 2024.
Other Related Party Transactions
The Company entered into secured loans to finance the purchase and installation of energy-efficient lighting with AEC Companies. Certain of the loans with LED Funding LLC, an AEC Company, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties as the members of these entities own a direct, noncontrolling ownership interest in the Company. The loans between the AEC Companies and the Company, and the subsequent leases, were negotiated at arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of March 31, 2024 and December 31, 2023, the Company was owed $0.1 million and $0.1 million, respectively, in lease payments from AEC Companies, which is included in Accounts receivable, net on the Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the principal balance of the loan receivable was $0.2 million and $0.2 million, respectively, which is included in Other noncurrent assets on the Consolidated Balance Sheets. The interest receivable as of March 31, 2024 and December 31, 2023 was not material. The Company received payments of $35.2 thousand and $0.1 million on the operating leases and the loan receivable, respectively, for the three months ended March 31, 2024. There were no payments received on the operating leases and the loan receivable for the three months ended March 31, 2023.
On September 1, 2023, GREC (together with the Company) and Mehul Mehta entered into a separation agreement where Mr. Mehta’s role as Chief Investment Officer with the Company terminated on September 1, 2023, and the Company engaged Mr. Mehta as a consultant. Pursuant to the separation agreement, Mr. Mehta will receive cash severance of $1.3 million and a grant of 0.1 million cash-settled restricted share units, of which a certain portion vested on February 17, 2024, with the remainder vesting on February 17, 2025. Mr. Mehta’s previous grant of 0.1 million restricted share units were forfeited. A certain number of Mr. Mehta’s Earnout Shares will vest on an accelerated basis on May 19, 2024. Mr. Mehta will also have the ability to have Class P-I shares repurchased depending on whether the Company’s current SRP has been terminated or suspended. Refer to Note 17. Share-based Compensation for additional information on Mr. Mehta’s forfeited restricted share units and granted cash-settled restricted share units. All participating Earnout Shares and Class P-I shares were reclassified as temporary equity and recorded within Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets.
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

Note 15. Noncontrolling Interests and Redeemable Noncontrolling Interests
NCI represents the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Company. For accounting purposes, the holders of NCI of consolidated subsidiaries of the Company include Tax Equity Investors under the tax equity financing facilities as well as the NCI in GDEV GP and GDEV GP II, which are held by an employee of the Company.
Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the Tax Equity Investors achieve their agreed-upon rate of return, they are entitled to a portion of the applicable project’s operating cash flow as well as substantially all of the project’s investment tax credits, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the Tax Equity Investors reach their target return between five and 10 years after the applicable project achieves commercial operation. The Company has determined that the contractual arrangements with Tax Equity Investors represent substantive profit-sharing arrangements and that income or loss should be attributed to these NCIs in each period using a balance sheet approach referred to as the HLBV method. As of March 31, 2024, RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value was $2.0 million, and nonredeemable NCI attributable to Tax Equity Investors was $85.8 million. As of December 31, 2023, RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value was $2.2 million, and nonredeemable NCI attributable to Tax Equity Investors was $113.7 million. Net loss attributable to noncontrolling interests for Tax Equity Investors was $25.6 million and $14.4 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, contributions from Tax Equity Investors, net of syndication costs of $0.8 million, totaled $1.0 million, all of which was received in the period, and distributions to Tax Equity Investors totaled $3.4 million, of which $1.5 million was paid in the period. For the three months ended March 31, 2023, contributions from Tax Equity Investors net of syndication costs of $1.0 million, totaled $9.9 million, all of which were received in the period, and distributions to Tax Equity Investors totaled $3.2 million, of which $1.1 million was paid in the period.
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of March 31, 2024 and December 31, 2023, the NCI attributable to the GDEV GP was not material and $0.7 million, respectively. Net income (loss) attributable to noncontrolling interests at GDEV GP for the three months ended March 31, 2024 and 2023 was not material.
The Company allocates income and loss to the NCI in GDEV GP II based on the contractual allocations within the GDEV GP II operating agreement. As of March 31, 2024 and December 31, 2023, the NCI attributable to the GDEV GP II was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the three months ended March 31, 2024 and 2023 was not material.
As of March 31, 2024 and December 31, 2023, NCI attributable to other noncontrolling interest was $0.2 million and $0.2 million, respectively.

Note 16. Equity
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
In connection with the Acquisition, the Company issued 13.1 million newly designated Earnout Shares to Group LLC pursuant to a certificate of share designation of Class EO common shares of the Company (the “Certificate of Designation”). The Certificate of Designation was subsequently amended and restated in February 2024 (the “Amended and Restated Certificate of Designation”). The Amended and Restated Certificate of Designation amended the provision providing for the allocation of net capital gains realized in connection with the actual or hypothetical sale of all or substantially all of the assets of the Company. Earnout Shares are divided into three separate series, designated as “Tranche 1 Earnout Shares,” “Tranche 2 Earnout Shares,” and “Tranche 3 Earnout Shares,” and are comprised of 4.4 million Tranche 1 Earnout Shares, 4.4 million Tranche 2 Earnout Shares, and 4.4 million Tranche 3 Earnout Shares. Each separate series of Earnout Shares initially do not have the right to participate in any distributions paid by the Company. However, upon the achievement of separate benchmark targets applicable to each series in accordance with the terms of the Amended and Restated Certificate of Designation, or upon the occurrence of certain liquidity events, each series of Earnout Shares can become Participating Earnout Shares and will become entitled to priority allocations of profits and increases in value from the Company, and will (i) have equivalent economic and other rights as the Class P-I shares of the Company, (ii) vote together as a single class with the Class P-I shares on all matters submitted to holders of Class P-I shares generally, (iii) not have separate voting rights on any matters (other than amendments to the terms of the Participating Earnout Shares that affect such Participating Earnout Shares adversely and in a manner that is different from the terms of the Class P-I shares), and (iv) have the right to participate in all distributions payable by the Company, as if they were, and on a pari passu basis with, the Class P-I shares for all purposes set forth in the Fifth Operating Agreement. Prior to the satisfaction of these targets as per the terms and conditions of the Amended and Restated Certificate of Designation, Earnout Shares will not be entitled to (x) vote with other shares on matters submitted to the holders of shares generally or (y) receive any distributions made to any other holders of shares (and will not be entitled to any accrual of distributions prior to achieving the targets described in the Amended and Restated Certificate of Designation). As of March 31, 2024, certain Earnout Shares have earned participating status as discussed in Earnout Shares below.
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
As of March 31, 2024, the Company issued 3.4 million Class A shares, 0.6 million Class C shares, 1.7 million Class I shares, 0.1 million Class P-A shares, 3.1 million Class P-I shares, 4.1 thousand Class P-D shares, 1.8 million Class P-S shares, and 15.9 thousand Class P-T shares for a total of 10.6 million aggregate shares issued under the DRP. As of December 31, 2023, the Company issued 3.3 million Class A shares, 0.6 million Class C shares, 1.6 million Class I shares, 0.1 million Class P-A shares, 2.8 million Class P-I shares, 3.7 thousand Class P-D shares, 1.6 million Class P-S shares, and 14.4 thousand Class P-T shares for a total of 10.0 million aggregate shares issued under the DRP.
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024 and through December 31, 2024. In connection with suspending shareholder distributions, the Company suspended the DRP. The Company offered the DRP pursuant to which shareholders could elect to have the full amount of cash distributions reinvested in additional shares. As a result of the suspension of shareholders distributions and the DRP, shareholders will not be able to purchase additional shares through the DRP until such time, if any, as the Board of Directors affirmatively authorizes the recommencement of the shareholder distributions and the DRP. However, the Company can make no such assurances as to whether this will happen or the timing or terms of any recommencement.
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
Since none of the events that would trigger the Liquidation Performance Participation Distribution was considered probable to occur, no liability was recognized related to the LPU as of March 31, 2024 and December 31, 2023.
Additionally, certain employees of the Company received profits interest units from the LPU Holder in exchange for employment services. Since the LPU Holder does not have any other operations or assets, the distribution an employee grantee shall receive from these profits interest units is the equivalent of the Liquidation Performance Participation Distribution the Company shall make to the LPU Holder. The Company has determined that the profits interest units do not represent a substantive class of the Company’s equity, and therefore, shall account for the potential distribution to employees as a payable in accordance with ASC Topic 710, Compensation—General. Since none of the events that would trigger the distribution was considered probable to occur, no liability was recognized as of March 31, 2024 and December 31, 2023, and no compensation expense was recognized for the three months ended March 31, 2024 and 2023.
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
The Earnout Shares included in purchase consideration are classified as contingent consideration liabilities and are subject to recurring fair value measurements until they reach the status of Participating Earnout Shares. As of March 31, 2024, the Run Rate Revenue exceeded $8.3 million but was less than $12.5 million. Accordingly, for the three months ended March 31, 2024, a total of 0.2 million Tranche 1 Earnout Shares with a fair value of $1.4 million achieved the status of Participating Earnout Shares, which was reclassified from Contingent consideration to Common stock, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the fair value of the Earnout Shares that had not yet achieved the status of Participating Earnout Shares was $41.4 million and $42.3 million, respectively. The change in fair value of the contingent consideration related to Participating Earnout Shares is reclassified from Contingent consideration to Common shares, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. The change in fair value of the contingent consideration, excluding the reclassification associated with Earnout Shares that achieved the status of Participating Earnout Shares, is included in General and administrative expense on the Consolidated Statements of Operations.
As of March 31, 2024, none of the Company’s preferred shares were issued and outstanding.
The following table is a summary of the shares issued, participating and repurchased during the period and outstanding as of March 31, 2024:

(in thousands)	Class A	Class C	Class I	Class P-A	Class P-I	Class P-D	Class P-S	Class P-T	Class EO(1)	Total
Shares outstanding as of December 31, 2023	15,809	2,706	6,533	850	124,039	192	44,514	249	3,730	198,622
Shares issued through reinvestment of distributions during the period	105	25	64	9	291	1	155	2	—	652
Shares repurchased during the period	(15)	(17)	—	—	(37)	—	(50)	—	—	(119)
Shares transferred during the period	—	—	—	—	11	—	(11)	—	—	—
Other capital activity	—	—	—	—	6	—	—	—	173	179
Shares outstanding as of March 31, 2024	15,899	2,714	6,597	859	124,310	193	44,608	251	3,903	199,334
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

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S	EO
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—	$—
1-Dec-20	30-Jun-23	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158	$—
1-Jul-23	31-Mar-24	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158	$0.00158
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024 and through December 31, 2024. In connection with suspending shareholder distributions, the Company suspended the DRP. The Company offered the DRP pursuant to which shareholders could elect to have the full amount of cash distributions reinvested in additional shares.
The following table reflects the distributions declared during the three months ended March 31, 2024:

(in thousands)
Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2024	$7,610	$1,787	$9,397
March 1, 2024	7,145	1,691	8,836
April 1, 2024	7,607	1,821	9,428
Total	$22,362	$5,299	$27,661
The following table reflects the distributions declared during the three months ended March 31, 2023:

(in thousands)
Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2023	$7,386	$1,975	$9,361
March 1, 2023	6,679	1,777	8,456
March 31, 2023	7,420	1,942	9,362
Total	$21,485	$5,694	$27,179
All distributions paid for the three months ended March 31, 2024 and 2023 are expected to be reported as a return of capital to members for tax reporting purposes.

Cash distributions for the three months ended March 31, 2024 and 2023 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s acquisition strategy to own pre-operational assets that are not yet generating cash from operations as well as the Company’s strategy of engaging in initiatives that include repowering projects where the existing assets are being retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity, a significant amount of distributions will continue to be funded from other external financing sources until such projects become operational. Management fee and incentive fee revenue from our IM segment is also utilized as a source of capital to fund distributions as this portion of our business grows.
Beginning July 1, 2023, the Company authorized and declared distributions for Earnout Shares in cash.

Note 17. Share-based Compensation
In May 2023, the Company’s Board of Directors adopted the 2023 Equity Incentive Plan, which authorized an aggregate of 5% of the common shares that are issued and outstanding as Class P-I shares for issuance to employees and non-employee directors. The maximum number of common shares authorized will be automatically increased by 1% on each anniversary of the effective date of the 2023 Equity Incentive Plan, until the total aggregate amount of issuable shares is 10% of the common shares issued and outstanding. The 2023 Equity Incentive Plan allows for the issuance of certain share awards. The Company’s Board of Directors determines the period over which share-based awards become exercisable and awards generally vest over a one to four-year period. As of March 31, 2024, there were 6.6 million shares available for future grants under the 2023 Equity Incentive Plan.
Share-based compensation expense is recognized within Direct operating costs and General and administrative expense on the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur. The following table summarizes share-based compensation expense recognized during the three months ended March 31, 2024:

	Three months ended March 31,
(in thousands)	2024	2023
Restricted share units	$2,135	$—
Cash-settled restricted share units	14	—
Performance restricted share units	355	—
Director’s fees	48	49
GDEV I incentive fees(1)	167	67
GDEV II special profits interest	—	34
EO Awards(2)	2,087	2,610
Total	$4,806	$2,760
(1) The GDEV I incentive fees are carried interest that were issued by GDEV GP to certain employees of GCM that provided services to GDEV GP.
(2) The Earnout Shares were granted in connection with the Acquisition.
Restricted Share Units
The Company grants service-based restricted share units to employees and non-employee directors under the 2023 Equity Incentive Plan. Compensation expense for these service-based restricted share units is based on the MSV of the Company’s Class P-I shares on the business day prior to grant and is recognized ratably over the service period. There were 1.4 million of restricted share units granted during the three months ended March 31, 2024 with a weighted average fair value of $7.60 per share. Unrecognized compensation expense related to restricted share units as of March 31, 2024 was $10.1 million, which the Company expects to recognize over a weighted average period of 1.33 years.
The following table provides a summary of the restricted share unit activity during the three months ended March 31, 2024:

(in thousands, except for per share data)	Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2023	267	$7.78
Granted	1,392	$7.60
Unvested balance as of March 31, 2024	1,659	$7.63
Cash-Settled Restricted Share Units
As discussed in Note 14. Related Parties, in September 2023, 0.1 million previously issued restricted share units were forfeited and the Company simultaneously awarded 0.1 million new cash-settled restricted share units to a former employee of the Company. Of these cash-settled restricted share units, 67% vested on February 17, 2024 and were settled shortly thereafter, and 33% will vest on February 17, 2025 if the employee does not violate the terms of a restrictive covenant set forth in such former employee’s separation agreement with the Company. The awards were fully vested on the grant date because the restrictive covenant does not create a substantive service condition. The fair value of these cash-settled restricted share units was $0.7 million on the grant date. The cash-settled restricted share units are measured at fair value each quarter until settled. The change in the fair value of the cash-settled restricted share units from the grant date through March 31, 2024 was not material.

Performance Restricted Share Units
In February 2024, the Company granted performance restricted share units of up to 0.7 million shares of the Company’s Class P-I shares to certain employees. The awards had a grant date fair value of approximately $2.5 million using a Black-Scholes-Merton model. The performance restricted share units are both a market and service-based award in accordance with ASC 718. Shares under this award will be earned based on total shareholder return between May 23, 2023 and May 23, 2026. Shares earned will vest on August 9, 2027. The Company will recognize the entire $2.5 million of compensation expense for this award, regardless of whether such conditions are met, over the requisite service period unless units are forfeited during the period.
The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance restricted share units awarded for the February 2024 performance restricted share unit grant:

Inputs	Performance Restricted Share Units
Weighted average grant-date fair value per Class P-I share	$8.27
Performance period (in years)	3.0
Expected share volatility	28.6%
Dividend yield	—%
Daily distribution rate	$0.00158
Risk-free interest rate	4.7%
The following table provides a summary of performance restricted share unit activity during the three months ended March 31, 2024:

(in thousands, except per share data)	Performance Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2023	1,067	$4.40
Granted	655	$3.82
Unvested balance as of March 31, 2024	1,722	$4.18
EO Awards
The Company recognized share-based compensation expenses of $2.1 million for the three months ended March 31, 2024 related to the EO Awards, which are included in General and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2024, unrecognized share-based compensation expense associated with the EO Awards is $15.1 million, which is expected to be amortized over a weighted average period of 1.7 years. The Company recognized total forfeitures of $0.3 million during the three months ended March 31, 2024. Refer to Note 16. Equity for additional details.
GDEV I Incentive Fees
The GDEV I incentive fees were carried interest issued by GDEV GP to certain employees of GCM that provided services to GDEV GP. The Company accounts for the carried interests issued to employees in accordance with ASC 710. The carried interests issued to employees are liability classified, and compensation expense for the carried interests is based on the change in the fair value of the carried interests. For the three months ended March 31, 2024 and 2023, the compensation expense recognized on the carried interests was $0.2 million and $0.1 million, respectively, which are included in General and administrative expenses in the Consolidated Statements of Operations.

Note 18. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended March 31,
(in thousands, except per share data)	2024	2023
Basic and diluted:
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(8,479)	$(17,001)

Weighted average common shares outstanding used in computing net loss per share—basic	198,856	198,259
Weighted average common shares outstanding used in computing net loss per share—diluted	198,856	198,259

Net loss attributable to Greenbacker Renewable Energy Company LLC
Net loss per share—basic	$(0.04)	$(0.09)
Net loss per share—diluted	$(0.04)	$(0.09)
Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists because their inclusion would result in an anti-dilutive effect on per share amounts. The effect of 3.4 million shares related to the Company’s share-based compensation awards for the three months ended March 31, 2024 were excluded from the calculation of diluted earnings per share as effect of such shares would have been anti-dilutive. The Company did not have any potentially dilutive shares for the three months ended March 31, 2023.

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
The following table presents the Company’s reportable segment financial results:

	Three months ended March 31,
(in thousands)	2024	2023
Energy revenue	$44,569	$37,794
Other revenue	668	1,500
Contract amortization, net	(2,615)	(4,993)
Total IPP revenue	$42,622	$34,301

Investment Management revenue	$3,931	$1,926
The Company's CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA, which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) depreciation expense; (v) amortization expense (including contract amortization); (vi) accretion; (vii) impairment of long-lived assets; (viii) share-based compensation; (ix) other non-recurring costs that are unrelated to the continuing operations of the Company’s segments; and (x) amounts attributable to our redeemable and non-redeemable controlling interests. Additionally, the Company does not allocate foreign currency gains and losses, other income and losses, change in fair value of contingent consideration (if any), and unrealized gains and losses to our operating segments. Refer to Part I — Item 2 — Results of Operations for additional discussion on Segment Adjusted EBITDA and segment results.

The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	Three months ended March 31,
(in thousands)	2024	2023
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$17,291	$15,590
IM Adjusted EBITDA	(1,160)	(1,312)
Total Segment Adjusted EBITDA	$16,131	$14,278

Reconciliation:
Total Segment Adjusted EBITDA	$16,131	$14,278
Unallocated corporate expenses	(6,896)	(8,856)
Total Adjusted EBITDA	9,235	5,422

Less:
Share-based compensation expense	4,806	2,760
Change in fair value of contingent consideration	493	2,300
Non-recurring professional services and legal fees	578	1,292
Non-recurring salaries and personnel related expenses	393	—
Depreciation, amortization and accretion(1)	23,235	22,117
Impairment of long-lived assets	6,328	—
Operating loss	$(26,598)	$(23,047)

Interest expense, net	(15,604)	(8,634)
Gain on interest rate swaps, net	1,410	—
Change in fair value of interest rate swaps, net	9,944	2,230
Change in fair value of investments, net	(566)	2,572
Other income, net	125	40
Loss before income taxes	$(31,289)	$(26,839)

Provision for income taxes	(3,064)	(4,793)
Net loss	$(34,353)	$(31,632)

Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(25,874)	(14,631)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(8,479)	$(17,001)
(1)Includes contract amortization, net in the amount of $2.6 million, and $5.0 million for the three months ended March 31, 2024 and 2023, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations.
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
Suspension of Distributions and the DRP
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024 and through December 31, 2024. In connection with suspending shareholder distributions, the Company suspended the DRP. The Company offered the DRP pursuant to which shareholders could elect to have the full amount of cash distributions reinvested in additional shares.
Eagle Valley Clean Energy LLC Default and Bankruptcy
On April 17, 2024, EVCE filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Colorado. The bankruptcy filing does not include GREC LLC, GREC or any of its subsidiaries engaged in continuing operations as debtors or guarantors. Additionally, there is no parent guarantee of the EVCE debt, and there are no provisions that would result in cross-default. EVCE was in compliance with provisions of the debt agreement as of March 31, 2024. However, subsequent to March 31, 2024, EVCE was in default both as a result of not making the contractual interest payment and the filing of the bankruptcy Petition. Although the lender has the right to demand immediate repayment as a result of the violations, it has not demanded repayment through the date of the filing of this Quarterly Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC and the related notes and other financial information appearing elsewhere in this Quarterly Report for the three months ended March 31, 2024. The use of “we”, “us”, “our” and the “Company” refer, collectively to the Greenbacker Renewable Energy Company LLC and its subsidiaries, unless otherwise expressly stated or context otherwise requires. This Quarterly Report does not constitute an offer of any of the Company’s managed funds described herein.
Organizational Overview
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through GCM investment management services to funds within the sustainable infrastructure and renewable energy industry. As of March 31, 2024, the Company’s fleet comprised 427 renewable energy projects with an aggregate power production capacity of approximately 3.3 GW, which includes operating capacity of approximately 1.6 GW and pre-operational capacity of approximately 1.7 GW. As of March 31, 2024, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024 and through December 31, 2024. In connection with suspending shareholder distributions, the Company suspended the DRP. The Company offered the DRP pursuant to which shareholders could elect to have the full amount of cash distributions reinvested in additional shares. The Company offered the SRP pursuant to which quarterly share repurchases were conducted to allow shareholders to sell shares back to the Company. On September 23, 2023, the Company suspended the SRP (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder).
For an organizational structure chart depicting a simplified version of our structure, see Part I — Item 1. — Business — Organizational Overview in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
For a further description of our IPP and IM segments, see Part I — Item 1 — Business — Business Overview in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Presentation of Key Factors Impacting Our Operating Results and Financial Condition
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. Please see the factors discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for additional information.
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
If counterparties to the electricity sales agreements for our projects or the companies in which we invest are unable to make payments to us when due, or at all, our financial condition and results of operations could be materially adversely affected. While we seek to mitigate construction related credit risk by entering into contracts with high quality EPCs with appropriate bonding and insurance capacity, if EPCs to the construction agreements for our projects are unable to fulfill their contractual obligations to us, our financial condition and results of operation could be materially adversely affected.
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

Results of Operations
The following table presents the Company’s consolidated results of operations for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023	$ Change	% Change
Revenue
Energy revenue	$44,569	$37,794	$6,775	17.9%
Investment Management revenue	3,931	1,926	2,005	104.1%
Other revenue	668	1,500	(832)	(55.5)%
Contract amortization, net	(2,615)	(4,993)	2,378	47.6%
Total net revenue	46,553	36,227	10,326	28.5%

Operating expenses
Direct operating costs	26,990	23,187	3,803	16.4%
General and administrative	19,348	19,105	243	1.3%
Depreciation, amortization and accretion	20,485	16,982	3,503	20.6%
Impairment of long-lived assets	6,328	—	6,328	N/A
Total operating expenses	73,151	59,274	13,877	23.4%

Operating loss	(26,598)	(23,047)	(3,551)	(15.4)%

Interest expense, net	(15,604)	(8,634)	(6,970)	(80.7)%
Gain on interest rate swaps, net	1,410	—	1,410	N/A
Change in fair value of interest rate swaps, net	9,944	2,230	7,714	345.9%
Change in fair value of investments, net	(566)	2,572	(3,138)	(122.0)%
Other income, net	125	40	85	212.5%

Loss before income taxes	(31,289)	(26,839)	(4,450)	(16.6)%
Provision for income taxes	(3,064)	(4,793)	1,729	36.1%
Net loss	$(34,353)	$(31,632)	$(2,721)	(8.6)%
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(25,874)	(14,631)	(11,243)	(76.8)%
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(8,479)	$(17,001)	$8,522	50.1%

The following table presents a discussion of the Company’s results of operations for each segment for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(dollars in thousands)	2024				2023
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$44,569	$—	$—	$44,569	$37,794	$—	$—	$37,794
Investment Management revenue	—	3,931	—	3,931	—	1,926	—	1,926
Other revenue	668	—	—	668	1,500	—	—	1,500
Operating revenue	$45,237	$3,931	$—	$49,168	$39,294	$1,926	$—	$41,220
Contract amortization, net	(2,615)	—	—	(2,615)	(4,993)	—	—	(4,993)
Total revenue	$42,622	$3,931	$—	$46,553	$34,301	$1,926	$—	$36,227

Operating expenses
Direct operating costs	$22,777	$4,213	$—	$26,990	$20,262	$2,754	$171	$23,187
General and administrative	5,032	1,304	13,012	19,348	3,449	586	15,070	19,105
Depreciation, amortization and accretion	18,096	—	2,389	20,485	14,789	—	2,193	16,982
Impairment of long-lived assets	6,328	—	—	6,328	—	—	—	—
Total operating expenses	$52,233	$5,517	$15,401	$73,151	$38,500	$3,340	$17,434	$59,274

Operating loss	$(9,611)	$(1,586)	$(15,401)	$(26,598)	$(4,199)	$(1,414)	$(17,434)	$(23,047)
Operating loss margin(1)	(23)%	(40)%	N/A	(57)%	(12)%	NM	N/A	(64)%

Segment adjusted EBITDA	$17,291	$(1,160)	$(6,896)	$9,235	$15,590	$(1,312)	$(8,856)	$5,422
Segment adjusted EBITDA margin(2)(3)	38%	(30)%	N/A	19%	40%	NM	N/A	13%
(1)Operating loss margin is calculated by dividing operating loss by total revenue.
(2)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Operating revenue.
(3)See later in this Item 2 for a reconciliation of total Segment Adjusted EBITDA to Net loss. See also Part I – Item 1 – Note 19. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for more information regarding our segment determination.
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
Intangible assets and liabilities recognized from PPAs and REC contracts related to the sale of energy or RECs in future periods for which the fair value has been determined to be less or more than market are amortized to revenue over the term of each underlying contract on a straight-line basis.
Energy revenue from the IPP segment was $44.6 million for the three months ended March 31, 2024, an increase of $6.8 million, or 17.9%, compared to the same period for 2023. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type.

The increase in Energy revenue is primarily driven by an increase of $2.5 million in Energy revenue generated by the Company’s operating solar fleet to Energy revenue of $15.3 million for the three months ended March 31, 2024, due to additional assets being placed in operation during and subsequent to the quarter ended March 31, 2023. The Company’s operating solar fleet includes 332 operating assets comprising 1,164 MW of capacity, an increase of 34 operating assets and 206 MW capacity compared to the prior year period. Total production was 308 megawatt-hours (“MWh”) for the three months ended March 31, 2024, an increase of 53 MWh compared to the prior year period. The increase is primarily due to under-construction projects entering commercial operation.
The increase in Energy revenue within the period is also driven by an increase in Energy revenue generated by the Company’s operating wind fleet of $1.5 million to $17.7 million for the three months ended March 31, 2024. The Company’s operating wind fleet includes 16 operating assets comprising 389 MW of capacity, an increase of 3 MW capacity compared to the prior year period. In addition, total production was 325 MWh for the three months ended March 31, 2024, an increase of 19 MWh compared to the prior year period. The increase is primarily driven by increased efficiencies due to the Company engaging in three wind repower projects subsequent to quarter ended March 31, 2023 where the existing assets were retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase production.
The table below provides summary statistics on the IPP fleet for the three months ended March 31, 2024 and 2023.

Portfolio Metrics	March 31, 2024	March 31, 2023	Change	Change as %
Power-production capacity of operating fleet at end of period	1.6 GW	1.4 GW	0.2 GW	15%
Power-generating capacity of pre-operational fleet at end of period	1.7 GW	2.0 GW	(0.3) GW	(16)%
Total power-generating capacity of fleet at end of period	3.3 GW	3.4 GW	(0.1) GW	(3)%
YTD total energy produced at end of period (MWh)	644,220	576,355	67,865	12%
Total number of fleet assets at end of period	427	456	(29)	(6)%
Other Revenue - IPP
Other revenue from the IPP segment was $0.7 million for the three months ended March 31, 2024, a decrease of $0.8 million, or 55.5%, compared to the same period for 2023. The decrease in Other revenue within the period is primarily related to a reduction in interest income from notes receivable held by the Company.
Direct Operating Costs - IPP

	Three months ended March 31,
(in thousands)	2024	2023
Operations and maintenance	$11,836	$9,534
Property taxes, insurance and site lease	7,246	6,011
Salaries and benefits, professional fees and other	3,695	4,717
Direct operating costs - IPP	$22,777	$20,262
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
Direct operating costs from the IPP segment were $22.8 million for the three months ended March 31, 2024, an increase of $2.5 million, or 12.4%, compared to the same period for 2023. The increase in Direct operating costs within the period is primarily related to increased operations and maintenance costs due to new projects achieving COD.
General and administrative
General and administrative expense from the IPP segment was $5.0 million for the three months ended March 31, 2024, an increase of $1.6 million, or 45.9%, compared to the same period for 2023. The increase in General and administrative expense is primarily related to increase in salary and compensation related expenses for accounting, treasury, human resources and other functions providing indirect support to the IPP segment.

Depreciation, amortization and accretion
Depreciation, amortization and accretion expense from the IPP segment was $18.1 million for the three months ended March 31, 2024, an increase of $3.3 million, or 22.4%, compared to the same period for 2023. The increase in Depreciation, amortization and accretion expense within the period is primarily related to new projects achieving COD and beginning depreciation compared to the prior year period.
Impairment of long-lived assets
Impairment of long-lived assets from the IPP segment was $6.3 million for the three months ended March 31, 2024. The Company recognized an impairment of long-lived assets due to a change in state legislature that impacted the earnings potential on six projects. Refer to Part I — Item 1 — Note 8. Property, Plant and Equipment, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Investment Management
Revenue
The IM segment and the related revenue will be driven by GCM’s investment management platform through management fee and incentive, performance-based fee revenues from current and future third-party funds managed by GCM. The IM segment also generates administrative revenue from certain of its managed funds, from services performed by Greenbacker Administration.
The primary source of IM revenues are management fees and performance participation fees earned. Management fee revenue earned by our IM business are generally based upon the underlying net asset value, cost of investments or committed capital of the managed funds for which GCM provides investment management services, primarily relating to capital raise and deployment as well as other investor relation functions for third party funds. For certain of our IM customers, the Company is also eligible to receive certain performance-based incentive fees.
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
Revenue from the IM segment was $3.9 million for the three months ended March 31, 2024, an increase of $2.0 million or 104.1%, compared to the same period for 2023. The increase in revenue within the period is primarily related to revenue earned from GREC II of $2.6 million, which consists of $1.3 million in management fees and $1.3 million in administrative fee revenue for administrative services performed by Greenbacker Administration for GREC II. In addition, the Company earned management fees of $0.6 million and $0.4 million from GDEV I and GDEV II, respectively.
Direct Operating Costs – IM
Direct operating costs within the IM segment represents the costs for the investment management services for the managed funds. This includes the costs to raise and deploy capital for such funds.
Direct operating costs from the IM segment was $4.2 million for the three months ended March 31, 2024, an increase of $1.5 million, or 53.0%, compared to the same period for 2023. The increase in Direct operating costs within the period is primarily related to administrative and distribution related costs, including salary and compensation related expenses, incurred to raise and deploy capital into the managed funds.
General and administrative
General and administrative expense from the IM segment was $1.3 million for the three months ended March 31, 2024, an increase of $0.7 million, or 122.5%, compared to the same period for 2023. The increase in General and administrative expense is primarily related to an increase in salary and compensation related expenses for finance and accounting, information technology, executive, legal and other functions providing indirect support to the IM segment.
Corporate
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment. Unallocated corporate expenses also include non-recurring professional services and legal fees.

General and administrative expense for Corporate was $13.0 million for the three months ended March 31, 2024, a decrease of $2.1 million, or 13.7%, compared to the same period for 2023. The decrease in General and administrative expense is primarily related to a decrease in salary and compensation related expenses for accounting, human resources and other functions compared to the prior period.
Non-operating income and expense
Interest expense, net
Interest expense, net was $15.6 million for the three months ended March 31, 2024, an increase of $7.0 million, or 81%, compared to the same period for 2023. The increase is primarily driven by interest expense related to our sale-leaseback transactions entered into subsequent to the three months ended March 31, 2023. Refer to Part I – Item 1 – Note 10. Debt, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Change in fair value of interest rate swaps, net
Change in fair value of interest rate swaps, net was $9.9 million for the three months ended March 31, 2024, an increase of $7.7 million or 345.9% compared to the same period for 2023. The increase is primarily driven by a gain of $5.4 million on non-designated interest rate swaps as well as a reclassification of $4.5 million from Accumulated other comprehensive income for a non-designated interest rate swap.
Change in fair value of investments, net
Change in fair value of investments, net was $0.6 million for the three months ended March 31, 2024, a decrease of $3.1 million, or 122.0%, compared to the same period for 2023. The decrease is primarily driven by a loss of $0.8 million on our investment in Aurora Solar compared to a gain of $2.1 million in the prior year period as well as no change in fair value on our investment in GDEV I compared to a gain of $0.5 million in the prior year period. This was offset by a gain on our investment in OYA of $0.3 million for the three months ended March 31, 2024.
Provision for income taxes
Provision for income taxes was $3.1 million for the three months ended March 31, 2024, a decrease of $1.7 million, or 36.1%, compared to the same period for 2023. The decrease is primarily driven by a change in the Company’s estimated effective tax rate to (9.9)% from (17.9)% for the three months ended March 31, 2024 and 2023, respectively. The change in estimated effective tax rate is primarily due to the change in the estimated tax impact of Net loss attributable to noncontrolling interests and redeemable noncontrolling interests.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was $25.9 million for the three months ended March 31, 2024, an increase of $11.2 million, or 76.8%, compared to the same period for 2023. The increase is primarily related to the timing of tax benefits the Company has delivered to Tax Equity Investors, including additional ITCs and tax depreciation, compared to the prior year period.

Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	Three months ended March 31,
(in thousands)	2024	2023
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$17,291	$15,590
IM Adjusted EBITDA	(1,160)	(1,312)
Total Segment Adjusted EBITDA	16,131	14,278

Reconciliation:
Total Segment Adjusted EBITDA	$16,131	$14,278
Unallocated corporate expenses	(6,896)	(8,856)
Total Adjusted EBITDA	9,235	5,422

Less:
Share-based compensation expense	4,806	2,760
Change in fair value of contingent consideration	493	2,300
Non-recurring professional services and legal fees	578	1,292
Non-recurring salaries and personnel related expenses	393	—
Depreciation, amortization and accretion(1)	23,235	22,117
Impairment of long-lived assets	6,328	—
Operating loss	$(26,598)	$(23,047)

Interest expense, net	(15,604)	(8,634)
Gain on interest rate swaps, net	1,410	—
Change in fair value of interest rate swaps, net	9,944	2,230
Change in fair value of investments, net	(566)	2,572
Other income, net	125	40
Loss before income taxes	(31,289)	(26,839)

Provision for income taxes	(3,064)	(4,793)
Net loss	(34,353)	(31,632)

Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(25,874)	(14,631)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(8,479)	$(17,001)
(1)Includes contract amortization, net in the amount of $2.6 million and $5.0 million for the three months ended March 31, 2024 and 2023, respectively, which is included in Contract amortization, net on the Consolidated Statements of Operations.
Refer to Part I – Item 1 – Note 19. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for further discussion on how the Company’s CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA and above for a discussion and analysis of the Company’s results of operations for each segment.

Non-GAAP Financial Measures
This Quarterly Report includes certain non-GAAP financial measures that are not prepared in accordance with U.S. GAAP and that may be different from non-GAAP financial measures used by other companies. The Company believes EBITDA, Adjusted EBITDA and FFO are useful to investors in evaluating the Company’s financial performance. Each of these measures should not be considered in isolation from or as superior to or as a substitute for other financial measures determined in accordance with U.S. GAAP, such as net income (loss) or operating income (loss). The Company uses these measures internally to establish forecasts, budgets and operational goals to manage and monitor its business, as well as evaluate its underlying historical performance and to measure incentive compensation, as we believe that these non-GAAP financial measures depict the true performance of the business by encompassing only relevant and controllable events, enabling the Company to evaluate and plan more effectively for the future. In addition, the Company’s debt agreements contain covenants that use a variation of these measures for purposes of determining debt covenant compliance. The Company believes that investors should have access to the same set of tools that its management uses in analyzing operating results. EBITDA, Adjusted EBITDA and FFO should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from EBITDA, Adjusted EBITDA and FFO are significant components in understanding and assessing the Company’s financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity, and may be different from similarly titled non-GAAP measures used by other companies. The presentations of EBITDA, Adjusted EBITDA and FFO should not be construed as an inference that the future results the Company will be unaffected by unusual or nonrecurring items.
The Company further utilizes non-GAAP financial measures to determine the NAV and MSV of our shares.
Adjusted EBITDA and FFO
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
•The change in fair value of contingent consideration, which is related to the Acquisition, is excluded from Adjusted EBITDA, if any such change occurs during the period. The non-cash, mark-to-market adjustments are based on the expected achievement of revenue targets that are difficult to forecast and can be variable, making comparisons across historical and future quarters difficult to evaluate; and
•Other costs that are not consistently occurring, not reflective of expected future operating expense and provide no insight into the fundamentals of current or past operations of our business are excluded from Adjusted EBITDA. This includes costs such as professional services and legal fees, and other non-recurring costs unrelated to the ongoing operations of the Company.
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
The Company believes that the analysis and presentation of FFO will enhance our investor’s understanding of the ongoing performance of our operating business. The Company considers FFO, in addition to other GAAP and non-GAAP measures, in assessing operating performance and as a proxy for growth in distribution coverage over the long-term.
Adjusted EBITDA and FFO should not be considered in isolation from or as a superior to or as a substitute for net income (loss), operating income (loss) or any other measure of financial performance calculated in accordance with U.S. GAAP.
The following table reconciles Net loss attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and FFO:

	Three months ended March 31,
(in thousands)	2024	2023
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(8,479)	$(17,001)
Add back or deduct the following:
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(25,874)	(14,631)
Provision for income taxes	3,064	4,793
Interest expense, net	15,604	8,634
Gain on interest rate swaps, net	(1,410)	—
Change in fair value of interest rate swaps, net	(9,944)	(2,230)
Change in fair value of investments, net	566	(2,572)
Other income, net	(125)	(40)
Depreciation, amortization and accretion(1)	23,235	22,117
EBITDA	$(3,363)	$(930)
Share-based compensation expense	4,806	2,760
Change in fair value of contingent consideration	493	2,300
Impairment of long-lived assets	6,328	—
Non-recurring professional services and legal fees	578	1,292
Non-recurring salaries and personnel related expenses	393	—
Adjusted EBITDA	$9,235	$5,422
Cash portion of interest expense	(8,349)	(5,983)
Distributions to tax equity investors	(3,277)	(3,232)
FFO	$(2,391)	$(3,793)
(1)Includes contract amortization, net in the amount of $2.6 million and $5.0 million for the three months ended March 31, 2024 and 2023, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations.
Net Asset Value and Monthly Share Value
Net Asset Value
The Company calculates both NAV and MSV in accordance with valuation guidelines as approved by our Board of Directors. The Company accepts repurchases under the SRP in connection with the death, disability or determination of incompetence of a shareholder. In connection with suspending shareholder distributions, the Company suspended the DRP. Both the DRP and the SRP are based upon the current MSV per class in effect.
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
The following table reconciles total equity per our Consolidated Balance Sheets as of March 31, 2024 to our NAV:

(in thousands, except per share data)	March 31, 2024
Total equity	$1,582,763
Add back or deduct the following:
Noncontrolling interests	(85,959)
Redeemable noncontrolling interests	(2,021)
Accumulated unrealized appreciation in fair value of investments	119,191
Net asset value (members’ equity)	$1,613,974

Shares outstanding	199,334
NAV per share	$8.10

The aggregate NAV of the Company’s common shares as of March 31, 2024 was $1.6 billion, or $8.10 per share, and was determined in accordance with the valuation guidelines as approved by the Company’s Board of Directors. Prior to the change in status, the Company recorded its renewable energy projects at fair value and recorded the changes in fair value as an unrealized gain or loss. Upon the change in status, this fair value accounting is no longer applicable, and the Company presents on a consolidated basis the underlying assets and liabilities of its subsidiaries in accordance with the applicable U.S. GAAP.
The following details the adjustments to reconcile total equity as determined under U.S. GAAP to NAV:
Noncontrolling Interests
•The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and those of its subsidiaries in which it has a controlling financial and/or voting interest. Refer to Part I – Item 1 – Note 15. Noncontrolling Interests and Redeemable Noncontrolling Interests in the Notes to the Consolidated Financial Statements (unaudited) for further discussion; and
•The Company excludes NCI for purposes of determining NAV as to remove the portion of net assets that are not attributable, directly or indirectly, to the Company. This includes the allocation of net income (loss) attributable to noncontrolling interests.
Accumulated Unrealized Appreciation (Depreciation) in Fair Value of Investments
•Our renewable energy assets are presented at historical cost and all debt facilities are recorded at their carrying value in the Consolidated Financial Statements prepared under U.S. GAAP. As such, any increases or decreases in the fair market value of our renewable energy assets or our debt are not recorded in U.S. GAAP equity. For purposes of determining NAV, our renewable energy projects and project-level debt are recorded at fair value. As a result, we include the accumulated unrealized appreciation (depreciation) in fair value of our renewable energy projects and project-level debt in NAV. The inception-to-date accumulated unrealized appreciation (depreciation) in fair value of our renewable energy projects as determined under the Investment Basis was included in U.S. GAAP equity as of May 19, 2022 (refer to the Company’s 2023 Form 10-K for further discussion of change in presentation due to change in status). As such, the adjustments reflect the change in unrealized appreciation (depreciation) in fair value of our renewable energy projects and project-level debt from May 19, 2022 and prospectively; and
•The fair value of the Company’s derivative instruments, which represent interest rate swap contracts, and the related unrealized gain (loss) are already recorded within U.S. GAAP equity. As such, the unrealized gain (loss) associated with the fair value of the Company’s renewable energy projects does not include the impact of our hedging activities associated with interest rate volatility on project-level debt.
The following table provides for a breakdown of the major components of our NAV as of March 31, 2024:

(in thousands)
Components of NAV	March 31, 2024
Investment in renewable energy projects and secured loans, at fair value	$2,317,127
Cash and cash equivalents and Restricted cash	196,283
Derivative assets	115,857
Other current assets	49,802
Other noncurrent assets	337,641
Derivative liabilities	(1,510)
Other current liabilities	(128,814)
Long-term debt, including current portion	(989,986)
Other noncurrent liabilities	(282,426)
Net Asset Value	$1,613,974
Shares outstanding	199,334

The following table provides a breakdown of our total NAV and NAV per share by class as of March 31, 2024:

(in thousands, except per share data)
	Class
	A	C	I	P-A	P-I	P-D	P-S	P-T	EO	Total
NAV	$122,829	$20,671	$51,000	$6,895	$1,020,162	$1,584	$356,781	$2,021	$32,031	$1,613,974
Shares outstanding	15,899	2,714	6,597	859	124,310	193	44,608	251	3,903	199,334
NAV per share as of March 31, 2024	$7.725	$7.614	$7.731	$8.024	$8.207	$8.196	$7.998	$8.070	$8.207
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
The Company’s quarterly process to determine MSV per share class is performed in accordance with procedures approved by the Company’s Board of Directors. The MSV per share class as of March 31, 2024 was approved by the Company’s Board of Directors.
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

Current and Historical Monthly Share Values
The MSV for each class of the Company's shares, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A	P-I	P-S	P-T	P-D	EO
1-Dec-21	2-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859	$—
3-Jan-22	31-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859	$—
1-Feb-22	28-Feb-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Mar-22	31-Mar-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Apr-22	1-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
2-May-22	31-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Jun-22	30-Jun-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Jul-22	31-Jul-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Aug-22	30-Aug-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
31-Aug-22	2-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003	$—
3-Oct-22	31-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003	$—
1-Nov-22	30-Nov-22	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
1-Dec-22	1-Jan-23	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
2-Jan-23	31-Jan-23	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
1-Feb-23	28-Feb-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
1-Mar-23	2-Apr-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
3-Apr-23	30-Apr-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
1-May-23	31-May-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$—
1-Jun-23	2-Jul-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$—
3-Jul-23	31-Jul-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$8.835
1-Aug-23	31-Aug-23	$8.260	$8.154	$8.264	$8.582	$8.761	$8.808	$8.805	$8.776	$8.835
1-Sept-23	1-Oct-23	$8.260	$8.154	$8.264	$8.582	$8.761	$8.808	$8.805	$8.776	$8.835
2-Oct-23	30-Oct-23	$8.260	$8.154	$8.264	$8.582	$8.761	$8.808	$8.805	$8.776	$8.835
31-Oct-23	30-Nov-23	$7.753	$7.658	$7.759	$8.075	$8.247	$8.289	$8.287	$8.261	$8.247
1-Dec-23	1-Jan-24	$7.753	$7.658	$7.759	$8.075	$8.247	$8.289	$8.287	$8.261	$8.247
2-Jan-24	31-Jan-24	$7.753	$7.658	$7.759	$8.075	$8.247	$8.289	$8.287	$8.261	$8.247
1-Feb-24	29-Feb-24	$7.788	$7.714	$7.792	$8.105	$8.274	$8.341	$8.350	$8.286	$8.274
1-Mar-24	31-Mar-24	$7.788	$7.714	$7.792	$8.105	$8.274	$8.341	$8.350	$8.286	$8.274
1-Apr-24	30-Apr-24	$7.788	$7.714	$7.792	$8.105	$8.274	$8.341	$8.350	$8.286	$8.274
1-May-24	Current	$7.725	$7.665	$7.731	$8.024	$8.207	$8.262	$8.276	$8.216	$8.207
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
The power-production capacity of the Company’s operating fleet of renewable energy projects increased by 0.2 GW on a year-over-year basis as the Company acquired new operating projects and its under-construction projects entered commercial operation.
As illustrated below, this capacity growth enabled the Company’s fleet of clean energy projects to produce over 0.6 million MWh of total power during the year ended March 31, 2024, marking a year-over-year increase of 12%. The increased production is driven by the solar energy segment, which included more than 0.3 million MWh of solar energy, representing year-over-year growth of 21%.
The following table presents the Company’s operating fleet by the capacity for the periods indicated:

	Three months ended March 31,
MWh by Technology	2024	2023	YoY change
Solar	307,829	255,225	21%
Wind	325,406	305,628	6%
Biomass	10,985	15,502	(29)%
Total	644,220	576,355	12%

Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet our cash requirements, including ongoing commitments to repay borrowings, fund and maintain our current renewable project assets, acquire, construct and develop our future renewable energy projects, make investments in renewable energy businesses, repurchase our common shares pursuant to the SRP, and other general business needs.
The Company’s short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt, to make distributions to our shareholders and to repurchase our common shares pursuant to our SRP in connection with the death, disability or determination of incompetence of a shareholder. We also have a significant pipeline of currently contracted and potential future development, construction and acquisition projects, all of which will require short-term funding. We expect to meet our short-term liquidity requirements primarily from operating cash flow, cash on hand, and borrowings under our existing financing sources and future debt and equity financing.
The Company’s long-term liquidity needs consist primarily of funds necessary to repay debt and other financing obligations, and to acquire, construct and develop renewable energy and energy efficiency projects. We expect to meet our long-term liquidity requirements with operating cash flow, cash on hand, borrowings under our existing financing sources and future debt and equity financing.
The Company’s primary sources of financing includes corporate-level credit facilities or other secured and unsecured borrowings and the issuance of additional equity and debt securities as appropriate given market conditions. In addition, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, tax equity bridge loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, other sources of capital may include tax equity financings, sale of tax credits, governmental grant proceeds, and proceeds from sales of assets and capital repayments from investments.There can be no guarantee that financing will be available on acceptable terms or at all.
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

As of March 31, 2024 and December 31, 2023, the Company had $91.1 million and $96.9 million, respectively, in Cash and cash equivalents and $105.2 million and $85.2 million, respectively, in Restricted cash, current. In the short-term, we anticipate continuing to (1) increase our draw on current financing facilities, and (2) enter into new financing arrangements.
As of March 31, 2024 and December 31, 2023, the Company had $1.0 billion and $1.1 billion, respectively, in outstanding debt. Refer to Part I – Item 1 – Note 10. Debt, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
We remain focused on maintaining liquidity and financial flexibility and continue to monitor the capital and credit markets. Beyond the primary sources of liquidity we use to meet our cash requirements, we continue to explore a variety of financing options to supplement our current cash flows in order to allow us to maintain normal future operations and to take advantage of the investment opportunities available in the marketplace. These financing options include, among others, raising capital in the public or private capital markets (which may include from existing investors) and establishing new financing arrangements with commercial banks. However, we cannot predict with certainty what terms any such financing would have or the cost we would incur in connection with such financing or whether we will be able to consummate any such financing.
The Company continues to regularly monitor the Company’s ability to finance the needs of its operating, financing and investment activity within the dictates of prudent balance sheet management. The pace as to which we are able to progress our significant pipeline of currently contracted and potential future development, construction and project acquisition projects is expected to be impacted by our ability to access additional financing. The more success we achieve in our capital raising and other financing activities, the faster we will be able to place in service new projects and begin to receive operating cash flow from these projects. If the amount of capital that is available to us on favorable terms is less than what is needed to fully fund these pipeline activities, we may be forced to slow the pace of these activities, which may ultimately delay or eliminate future operating cash flow that we anticipate will be available to us.
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024 and through December 31, 2024. In connection with suspending shareholder distributions, the Company suspended the DRP. The Company offered the DRP pursuant to which shareholders could elect to have the full amount of cash distributions reinvested in additional shares. We also suspended our SRP effective September 23, 2023 (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder), and as a result, we expect to be able to devote a greater amount of our liquidity and capital resources to executing our broader business strategy. The Company is also currently engaged in a thorough assessment of the GREC fleet, with a view to potentially divest certain of the Company’s current investments where, as an active portfolio manager, the Company can unlock capital either for reinvestment or to return to our shareholders.
If we are unable to expand our sources of financing, fully utilize our available cash or otherwise meet the required terms and financial covenants associated with our financing arrangements, it may have an adverse effect on our ability to make distributions to our shareholders and to fund and continue our operations. Our liquidity plans are also subject to a number of risks and uncertainties, including those described under the section titled Part I — Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
The weighted average interest rate including associated swap agreements, deferred financing costs and capitalized interest on total debt outstanding was 3.54% as of March 31, 2024. See Part I – Item 1 – Note 10. Debt, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
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

As of and for the fiscal quarter ended December 31, 2023, GREC Entity HoldCo was not in compliance with the debt service coverage ratio (as defined in the credit agreement) for the credit agreement related to GREC Entity HoldCo, which resulted in the Company’s classification of the debt to current liability as of December 31, 2023. A default under the credit agreement permits the administrative agent, among other things, to declare all or any part of the outstanding principal amount of the loans under the credit agreement and related interest due and payable. The Company is working in good faith with the lender to secure a waiver of default. While the Company expects to receive a waiver of default, there is no guarantee that the Company will receive such waiver. Further there are no cross-defaults associated with this technical default. The Company may use cash on hand, leverage additional borrowing or sell certain assets to meet the obligations if the debt is accelerated. Refer to Part I – Item 1 – Note 10. Debt in the Notes to the Consolidated Financial Statements (unaudited) for additional information.
Changes in Cash Flows
The following table shows cash flows from operating, investing and financing activities for the Company for the periods indicated:

	Three months ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$43,811	$5,359
Net cash used in investing activities	(54,025)	(93,770)
Net cash provided by financing activities	25,874	14,804
Net increase (decrease) in cash, cash equivalents and restricted cash	15,660	(73,607)
Operating Activities
Net cash provided by operating activities was $43.8 million for the three months ended March 31, 2024, an increase of $38.5 million, compared to the same period for 2023. The increase in net cash provided by operating activities is primarily due to the increase in cash provided from changes in operating assets and liabilities of $37.7 million for the three months ended March 31, 2024, compared to the prior year period. This increase was primarily from an increase in cash received of $41.8 million as a result of the full or partial termination of interest rate swaps and an increase in cash from operating activities of $2.2 million from other current and non current assets for the three months ended March 31, 2024, compared to the prior year period, offset by a decrease in cash from operating activities of $3.9 million from accounts payable and accrued assets due to timing and a decrease of $2.2 million from other current and noncurrent liabilities for the three months ended March 31, 2024, compared to the prior year period.
Investing Activities
Net cash used in investing activities was $54.0 million for the three months ended March 31, 2024, a decrease in cash used of $39.7 million, compared to the same period for 2023. The decrease in net cash used in investing activities is primarily due to a reduction in payments made for ongoing construction projects of $44.2 million related to our solar and wind fleet as pre-operating projects reached COD and a decrease in pre-operating projects acquired subsequent to the first quarter 2023, as well as a decrease in purchases related to the Company’s equity method investments of $2.2 million. This was offset by the absence of cash received from the Company’s notes receivables of $8.5 million.
Financing Activities
Net cash provided by financing activities was $25.9 million for the three months ended March 31, 2024, an increase of $11.1 million, or 74.8%, compared to the same period for 2023. The increase in net cash provided by financing activities is primarily driven by cash proceeds of $111.5 million related to the sale-leaseback transaction entered into during the three months ended March 31, 2024 and a decrease in use of cash of $31.8 million for the repurchase of common shares as the Company suspended the SRP subsequent to the quarter ended 2023. This was partially offset by a decrease in cash proceeds from debt of $106.9 million due to a reduction in new borrowings and an increase in payments of existing debt, as well as payments of $25.1 million for the financing obligations related to sale-leasebacks entered in the fourth quarter of 2023.
Contractual Obligations
The Company has a variety of contractual obligations and commitments, both short-term and long-term in nature. We have included the following information related to commitments of the Company to further assist investors in understanding our outstanding commitments.

Debt Outstanding
The Company has various borrowings both at the corporate level and the project level. As of March 31, 2024 and December 31, 2023, the Company had $1.0 billion and $1.1 billion, respectively, in outstanding debt. Refer to Part I — Item 1 — Note 10. Debt, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of March 31, 2024, the Company has provided the requisite security for these agreements in the form of a standby letter of credit of $170.0 million. As of March 31, 2024, the Company had no unused letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from December 2024 through January 2057.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $0.9 billion to complete construction of the facilities and the closing of the purchase of membership interest pursuant to all conditions being met under such agreements. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled between 2024 and 2027. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed-upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. As of March 31, 2024, the Company was in compliance with all agreed-upon delivery quantities.
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
If any of our REC counterparties fail to satisfy their contractual obligations, our revenues may decrease under replacement agreements, and we may incur expenses locating and executing such replacement agreements. For the majority of the forward REC contracts currently effective as of March 31, 2024, GREC and/or the Company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of March 31, 2024.
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures, which are governed by various agreements to which certain of the Company’s subsidiaries are individually a party to, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $956.0 million as of March 31, 2024. As of March 31, 2024, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.

In addition, the Company, along with the parent company of the other 50.00% member of OYA, provided a guarantee to the tax equity investor member in one of the partnerships, for which OYA is the partner, for the payment and performance of all obligations of these subsidiaries under the partnership documents as well as affiliate contracts. As of March 31, 2024, the Company considers it remote that it would be required to make payments under any of these guarantees. Refer to Part I — Item 1 — Note 5. Variable Interest Entities in the Notes to the Consolidated Financial Statements (unaudited) for further details.
Leases
Lease agreements are evaluated at inception to determine whether they represent finance or operating leases. The Company has determined its site leases represent operating leases, and accordingly, minimum rental expense is recognized on a straight-line basis over the lease term beginning with the lease commencement date. For finance leases, the minimum rental expense is recognized in a front-loaded expense pattern. Refer to Part I — Item 1 — Note 13. Commitments and Contingencies in the Notes to the Consolidated Financial Statements (unaudited) for further details on the Company’s lease obligations.
Distributions
Subject to the Board of Directors’ review and approval and applicable legal restrictions, we intend to authorize and declare distributions on a quarterly basis and pay distributions on a monthly basis. When authorized and declared, we calculate each shareholder’s specific distribution amount for the period using record and declaration dates, and each member’s distributions will begin to accrue on the date we accept each member’s subscription for shares. From time to time, we may also pay interim special distributions in the form of cash or shares, with the approval of our Board of Directors.
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
Cash distributions for the three months ended March 31, 2024 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s acquisition strategy to own pre-operational assets that are not yet generating cash from operations as well as the Company’s strategy of engaging in initiatives that include repowering projects where the existing assets are being retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity, a significant amount of distributions will continue to be funded from other external financing sources until such projects become operational. Management fee and incentive fee revenue from our IM segment is also utilized as a source of capital to fund distributions as this portion of our business grows.
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024 and through December 31, 2024. In connection with suspending shareholder distributions, the Company suspended the DRP. The Company offered the DRP pursuant to which shareholders could elect to have the full amount of cash distributions reinvested in additional shares.
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
Off-Balance Sheet Arrangements
In the ordinary course of business, the Company engages in financial transactions that are not presented on our Consolidated Balance Sheets or may be recorded on our Consolidated Balance Sheets in amounts that are different from the full contract or notional amount of the transaction. The Company’s off-balance sheet arrangements consist primarily of unfunded commitments and guarantees to the Tax Equity Investors, which may affect our liquidity and funding requirements based on the likelihood that borrowers will advance funds under the loan commitments or we will be required to perform under the guarantee obligations. Refer to Part I — Item 1 — Note 5. Variable Interest Entities in the Notes to the Consolidated Financial Statements (unaudited) for further details.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies are detailed in Part II — Item 7 — Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates in our Annual Report on Form 10-K for the year ended December 31, 2023 and with the exception of Sale Leasebacks policy described within Part I — Item 1 — Note 2. Significant Accounting Policies in the Notes to the Consolidated Financial Statements (unaudited).
Recently Issued Accounting Pronouncements
Refer to Part I — Item 1 — Note 2. Significant Accounting Policies in the Notes to the Consolidated Financial Statements (unaudited) for a discussion of recent accounting pronouncements and recently issued accounting pronouncements adopted and not yet adopted since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
Refer to Part I — Item 1 — Note 11. Derivative Instruments in the Notes to the Consolidated Financial Statements (unaudited) for further information with respect to the Company's derivative instruments.
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Any control system, no matter how well designed and operated, can only provide reasonable (but not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding threatened against the Company other than the items contained herein.
Eagle Valley Clean Energy LLC Bankruptcy
On April 17, 2024, EVCE filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code with the U.S. Bankruptcy Court for Colorado. The bankruptcy filing does not include Greenbacker Renewable Energy Company LLC, GREC or any of its subsidiaries engaged in continuing operations as debtors or guarantors. Refer to Part I — Item 1 — Note 10. Debt and Note 20. Subsequent Events, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed under the heading Part I — Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2024, the Company issued 8.5 thousand Class P-A shares for net proceeds of $0.1 million, 0.3 million Class P-I shares for net proceeds of $2.4 million, 1.4 thousand Class P-D shares for net proceeds of $3.1 thousand, 0.2 million Class P-S shares for net proceeds of $1.3 million and 1.5 thousand Class P-T shares for net proceeds of $12.6 thousand under the DRP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. There were no selling commissions or other remunerations paid, directly or indirectly, in connection with shares issued under the DRP.
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024 and through December 31, 2024. In connection with suspending shareholder distributions, the Company suspended the DRP. The Company offered the DRP pursuant to which shareholders could elect to have the full amount of cash distributions reinvested in additional shares.
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
For the three months ended March 31, 2024, and in connection with the death, disability or determination of incompetence of a shareholder, the Company repurchased 15.0 thousand Class A shares, 17.0 thousand Class C shares, nil Class I shares, nil Class P-A shares, 37.0 thousand Class P-I shares, nil Class P-D shares, 0.1 million Class P-S shares and nil Class P-T shares at a total purchase price of $0.1 million, $0.1 million, nil, nil, $0.3 million, nil, $0.4 million and nil, respectively, pursuant to the Company’s SRP.

The table below provides information concerning the Company’s repurchase of shares during the quarter ended March 31, 2024 pursuant to the Company’s SRP (solely in connection with the death, disability or determination of incompetence of a shareholder).

(in thousands, except per share data)
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Repurchase Shares Offered
January 1 to March 31, 2024	119	$8.37	119	9,767(1)
Total	119	$8.37	119	9,767
(1)On September 23, 2023, the Board of Directors approved the suspension of the SRP effective immediately, except for repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder.
Refer to Part I — Item 1 — Note 16. Equity in the Notes to the Consolidated Financial Statements (unaudited) for more information regarding our SRP.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Satefy Disclosures
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

Exhibit Number	Description of Document
10.2
Form of Restricted Share Unit Grant and Agreement under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 30, 2023)

10.3
Form of Restricted Share Grant and Agreement under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 30, 2023)

10.4
Fourth Amended and Restated Advisory Agreement between Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management LLC dated July 1, 2021 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 333-178786-01) filed on July 1, 2021)

10.5
Registration Rights Agreement, dated as of May 19, 2022, by and between Greenbacker Renewable Energy Corporation, Greenbacker Renewable Energy Company LLC and the Initial Holders (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.6
Form of Administration Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on November 17, 2020)

10.7
Transition Services Agreement, dated as of May 19, 2022, by and among Greenbacker Group LLC, GB Liquidation Performance Holder LLC, GB EO Holder LLC, and Greenbacker Administration, LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on May 23, 2022)

10.8
Form of Expense Assumption and Reimbursement Agreement by and among Registrant, Greenbacker Renewable Energy Corporation and Greenbacker Capital Management, LLC (Incorporated by reference from Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 333-178786-01) filed on August 11, 2014)

10.9
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.10
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

10.11
Amended and Restated Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated June 20, 2019 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on June 25, 2019)

10.12
Second Amended and Restated Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated November 25, 2020 (Incorporated by reference from Exhibit 10.12 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 28, 2024)

10.13
Separation Agreement by and among Greenbacker Renewable Energy Corporation (together with Greenbacker Renewable Energy Company LLC and each of their affiliates) and Mehul Mehta, dated as of September 1, 2023 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 000-55610) filed on September 1, 2023)

10.14
Consulting Agreement by and among Greenbacker Renewable Energy Corporation (together with Greenbacker Renewable Energy Company LLC and each of their affiliates) and Mehul Mehta, dated as of September 1, 2023 (Incorporated by reference from Exhibit 10.2 of the Registrant's Form 8-K (File No. 000-55610) filed on September 1, 2023)

10.15
Credit and Guaranty Agreement by and among GREC Warehouse Holdings 1 LLC, as borrower, and the guarantors, letter of credit issuers, and lenders named therein, dated August 11, 2023 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

10.16
Credit Agreement among GREC Holdings 1 LLC, as Borrower, and Fifth Third Bank, National Association, KeyBanc Capital Markets Inc., Wells Fargo Bank, National Association, and the lenders named therein, dated November 29, 2022 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

10.17
Amended Credit Agreement among GREC Holdings 1 LLC, as Borrower, and Fifth Third Bank, National Association, KeyBanc Capital Markets Inc., Wells Fargo Bank, National Association, and the lenders named therein, dated March 21, 2023 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

Exhibit Number	Description of Document
14.1	Greenbacker Renewable Energy Company LLC Code of Ethics (Incorporated by reference from Exhibit 14.1 of the Registrant’s Form 8-K (File No. 333-178786-01 filed on December 9, 2014)

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 13, 2024, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Unaudited Consolidated Financial Statements

104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenbacker Renewable Energy Company LLC
Date: May 13, 2024	By	/s/ Charles Wheeler
Charles Wheeler Chairman, Chief Executive Officer and Director principal executive officer

Date: May 13, 2024	By	/s/ Michael Landenberger
Michael Landenberger Chief Accounting Officer principal financial and principal accounting officer