Form 10-Q
period 2024-06-30
Greenbacker Renewable Energy Co LLC
filed 2024-08-12
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 1, 2024, the registrant had 199,187,263 shares of common interests, $0.001 par value, outstanding.

1

i

GLOSSARY OF KEY TERMS
When the following terms and abbreviations appear in the text of this report, except as otherwise indicated, they have the meanings indicated below:

Acquisition	The management internalization transaction completed by the Company on May 19, 2022
Adjusted EBITDA	A non-GAAP financial measure that the Company uses as a performance measure as well as for internal planning purposes
Advisers Act	The Investment Advisers Act of 1940
AEC Companies	LED Funding LLC and Renew AEC One LLC
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASC 946 or Investment Basis	ASC Topic 946, Financial Services – Investment Companies. The accounting method used by the Company prior to the Acquisition on May 19, 2022
Aurora Solar	Aurora Solar Holdings, LLC
COD	Commercial Operations Date
CODM	Chief Operating Decision Maker
Contribution Agreement	Contribution agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC’s former parent, Greenbacker Group LLC under which the Acquisition was implemented
DRP	Distribution Reinvestment Plan
Earnout Shares	Class EO common shares issued as part of the Acquisition
EBITDA	A non-GAAP financial measure that adjusts income before income taxes to exclude interest, depreciation expense and amortization expense
EPC	Engineering, procurement, and construction
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FFO
A non-GAAP financial measure that the Company uses as a performance measure to analyze net earnings from operations without the effects of certain non-recurring items that are not indicative of the ongoing operating performance of the business

Fifth Operating Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
Fourth Operating Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
GCM	Greenbacker Capital Management LLC
GDEV	Greenbacker Development Opportunities Fund I, LP
GDEV GP	Greenbacker Development Opportunities Fund GP I, LLC
GDEV GP II	Greenbacker Development Opportunities GP II, LLC
GDEV I	Greenbacker Development Opportunities Fund I, LP and Greenbacker Development Opportunities Fund I, LP (B)
GDEV II	Greenbacker Development Opportunities Fund II, LP and Greenbacker Development Opportunities Fund II, LP (B)
GREC	Greenbacker Renewable Energy Corporation, a Maryland corporation
GREC HoldCo or GREC Entity Holdco	GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC
GREC II	Greenbacker Renewable Energy Company II, LLC
Greenbacker Administration or Administrator	Greenbacker Administration LLC
Group LLC	Greenbacker Group LLC
GROZ	Greenbacker Renewable Opportunity Zone Fund LLC
GROZ, GDEV I, GDEV II and GREC II	The managed funds
GW	Gigawatts
HLBV	Hypothetical Liquidation at Book Value
IM	The Investment Management segment represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act

Investment Basis	Investment Basis ASC Topic 946, Financial Services – Investment Companies
IPP	The Independent Power Producer segment represents the active management and operations of the Company's fleet of renewable energy projects, including those in late-stage development and under construction
IRA	Inflation Reduction Act of 2022
ITC	Investment Tax Credit
kWh	Kilowatt hours
LPU Holder	GB Liquidation Performance Holder LLC
MIPA	Membership Interest Purchase Agreement
MSV	Monthly share value
MW	Megawatts: (DC) for all solar assets and (AC) for wind assets
MWh	Megawatt Hours
N/A	Not applicable
NAV	Net asset value
NCI	Noncontrolling interests
NM	Not meaningful
Non-Investment Basis	Non-investment company U.S. GAAP accounting the Company applied subsequent to the Acquisition
OYA	OYA-Rosewood Holdings LLC, previously OYA Solar B1 Intermediate Holdco LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
REC	Renewable Energy Credit
RNCI	Redeemable noncontrolling interests
RPS	Renewable Portfolio Standard
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Special Unit	Prior to the Acquisition, referred to the special unit of the limited liability company interest in the Greenbacker Renewable Energy Company LLC entitling the Special Unitholder to a performance participation fee
Special Unitholder	GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of GCM
SRP	Share Repurchase Program
Tax Equity Investors	Third-party passive investors under tax equity financing facilities
TCJA	Tax Cuts and Jobs Act of 2017
U.S. GAAP	U.S. generally accepted accounting principles
VIE	Variable interest entities
We, us, our and the Company	Greenbacker Renewable Energy Company LLC and its subsidiaries as of and subsequent to May 19, 2022

Forward Looking Statements
Various statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results, or to our expectations regarding future industry trends, are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under Part I — Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and Part II — Item 1A. Risk Factors and elsewhere in this Quarterly Report. All forward-looking statements are based upon information available to us on the date of this Quarterly Report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:
•volatility of the global financial markets and uncertain economic conditions, including rising interest rates, inflationary pressures, recessionary concerns or global supply chain issues;
•other changes in the economy;
•the ability to complete the under construction renewable energy projects that we acquire;
•our inability to obtain or re-negotiate long-term contracts for the sale of our power produced by our projects on favorable terms and our inability to meet certain milestones and other performance criteria under existing power purchase agreements (“PPAs”);
•our relationships with project developers, lawyers, investment and commercial banks, individual and institutional investors, consultants, diligence specialists, engineering, procurement, and construction companies (“EPCs”), contractors, renewable energy technology manufacturers (such as panel manufacturers), solar insurance specialists, component manufacturers, software providers and other industry participants in the renewable energy, capital markets and project finance sectors;
•fluctuations in supply, demand, prices and other conditions for electricity, other commodities and renewable energy credits (“RECs”);
•public response to and changes in the local, state and federal regulatory framework affecting renewable energy projects, including the potential expiration or extension of the production tax credit (“PTC”), investment tax credit (“ITC”) and the related United States (“U.S.”) Treasury grants, potential reductions in renewable portfolio standard (“RPS”) requirements and the impacts of the passage of the Inflation Reduction Act of 2022 (“IRA”);
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
v

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,960	$96,872
Restricted cash, current	24,266	85,235
Accounts receivable, net	33,275	23,310
Derivative assets, current	25,569	24,062
Contingent consideration	40,808	—
Other current assets	58,293	62,429
Total current assets	286,171	291,908
Noncurrent assets:
Restricted cash	3,119	5,568
Property, plant and equipment, net	2,203,483	2,133,877
Intangible assets, net	434,688	453,214
Goodwill	221,314	221,314
Investments, at fair value	92,983	94,878
Derivative assets	91,589	118,106
Other noncurrent assets	130,976	140,740
Total noncurrent assets	3,178,152	3,167,697
Total assets	$3,464,323	$3,459,605

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$59,216	$79,288
Shareholder distributions payable	—	7,606
Contingent consideration, current	20,402	16,546
Current portion of long-term debt	100,782	82,855
Current portion of failed sale-leaseback financing and deferred ITC gain	45,667	69,436
Other current liabilities	13,970	7,997
Total current liabilities	240,037	263,728
Noncurrent liabilities:
Long-term debt, net of current portion	905,007	935,397
Failed sale-leaseback financing and deferred ITC gain, net of current portion	220,461	169,829
Contingent consideration, net of current portion	40,590	42,307
Deferred tax liabilities, net	70,472	58,696
Operating lease liabilities	108,564	108,406
Out-of-market contracts, net	187,404	194,785
Other noncurrent liabilities	51,397	53,492
Total noncurrent liabilities	1,583,895	1,562,912
Total liabilities	$1,823,932	$1,826,640

Commitments and contingencies (Note 13. Commitments and Contingencies)

Redeemable noncontrolling interests	$1,831	$2,179
Redeemable common shares, par value, $0.001 per share, 85 and 873 outstanding as of 2024 and 2023, respectively	—	1
Redeemable common shares, additional paid-in capital	657	7,245

Equity:
Preferred shares, par value, $0.001 per share, 50,000 authorized; none issued and outstanding	—	—
Common shares, par value, $0.001 per share, 350,000 authorized, 199,097 and 197,749 outstanding as of 2024 and 2023, respectively	199	198
Additional paid-in capital	1,790,491	1,770,060
Accumulated deficit	(362,756)	(306,525)
Accumulated other comprehensive income	61,377	45,932
Noncontrolling interests	148,592	113,875
Total equity	1,637,903	1,623,540
Total liabilities, redeemable noncontrolling interests and equity	$3,464,323	$3,459,605
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Energy revenue	$50,306	$44,599	$94,875	$82,394
Investment Management revenue	5,577	4,405	9,508	6,331
Other revenue	2,027	1,770	2,695	3,269
Contract amortization, net	(3,460)	(4,751)	(6,075)	(9,744)
Total net revenue	$54,450	$46,023	$101,003	$82,250

Operating expenses
Direct operating costs	24,063	26,514	51,053	49,484
General and administrative	22,863	13,337	42,211	32,658
Depreciation, amortization and accretion	20,451	33,163	40,936	50,146
Gain on deconsolidation, net	(5,722)	—	(5,722)	—
Impairment of long-lived assets, net	2	—	6,330	—
Total operating expenses	61,657	73,014	134,808	132,288

Operating loss	(7,207)	(26,991)	(33,805)	(50,038)

Interest (expense) income, net	(9,774)	947	(14,024)	(5,457)
Change in fair value of investments, net	(1,600)	(1,895)	(2,166)	678
Other (expense) income, net	(127)	(9)	(2)	30

Loss before income taxes	(18,708)	(27,948)	(49,997)	(54,787)
(Provision for) benefit from income taxes	(3,191)	7,412	(6,255)	2,619
Net loss	$(21,899)	$(20,536)	$(56,252)	$(52,168)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(11,073)	(34,350)	(36,947)	(48,981)
Net (loss) income attributable to Greenbacker Renewable Energy Company LLC	$(10,826)	$13,814	$(19,305)	$(3,187)

Earnings per share
Basic	$(0.05)	$0.07	$(0.10)	$(0.02)
Diluted	$(0.05)	$0.07	$(0.10)	$(0.02)

Weighted average shares outstanding
Basic	199,474	197,150	199,165	197,701
Diluted	199,474	197,150	199,165	197,701
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(21,899)	$(20,536)	$(56,252)	$(52,168)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	2,236	25,068	15,445	(2,811)
Total other comprehensive income (loss), net of tax	$2,236	$25,068	$15,445	$(2,811)

Comprehensive (loss) income	(19,663)	4,532	(40,807)	(54,979)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(11,073)	(34,350)	(36,947)	(48,981)
Comprehensive (loss) income attributable to Greenbacker Renewable Energy Company LLC	$(8,590)	$38,882	$(3,860)	$(5,998)
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable common shares	Par value - redeemable common shares	Additional paid-in capital - redeemable common shares	Redeemable noncontrolling interests
Balances as of December 31, 2023	197,749	$198	$1,770,060	$(306,525)	$45,932	$113,875	$1,623,540	873	$1	$7,245	$2,179
Issuance of common shares under distribution reinvestment plan	652	1	5,298	—	—	—	5,299	—	—	—	—
Repurchases of common shares	(119)	—	(996)	—	—	—	(996)	—	—	—	—
Deferred shareholder servicing fees	—	—	—	(280)	—	—	(280)	—	—	—	—
Shareholder distributions	—	—	—	(27,463)	—	—	(27,463)	—	—	(198)	—
Unrealized gain on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	13,209	—	13,209	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	1,005	1,005	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(3,277)	(3,277)	—	—	—	(88)
Earnout Share participation	173	—	1,434	—	—	—	1,434	—	—	—	—
Share-based compensation expense	6	—	4,624	—	—	—	4,624	—	—	—	—
Reclassification of participating Earnout Shares to temporary equity	(6)	—	(49)	—	—	—	(49)	6	—	49	—
Net loss	—	—	—	(8,479)	—	(25,663)	(34,142)	—	—	—	(211)
Redemption value adjustment for redeemable noncontrolling interest	—	—	—	(160)	—	19	(141)	—	—	—	141
Balances as of March 31, 2024	198,455	$199	$1,780,371	$(342,907)	$59,141	$85,959	$1,582,763	$879	$1	$7,096	$2,021
Issuance of common shares under distribution reinvestment plan	218	—	1,757	—	—	—	1,757	—	—	—	—
Repurchases of common shares	(95)	—	(755)	—	—	—	(755)	(428)	(1)	(3,515)	—
Deferred shareholder servicing fees	—	—	—	231	—	—	231	—	—	—	—
Shareholder distributions	—	—	—	(9,254)	—	—	(9,254)	—	—	124	—
Unrealized gain on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	2,236	—	2,236	—	—	—	—
Noncontrolling interests of Illinois Winds LLC	—	—	—	—	—	67,092	67,092	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	12,308	12,308	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(5,627)	(5,627)	—	—	—	(77)
Buyout of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(179)
Earnout Share participation	147	—	1,210	—	—	—	1,210	—	—	—	—
Earnout Share participation reclassification to temporary equity	(5)	—	(42)	—	—	—	(42)	5	—	42	—
Class P-I Share reclassification to permanent equity	371	—	3,090	—	—	—	3,090	(371)	—	(3,090)	—
Share-based compensation expense	6	—	4,860	—	—	—	4,860	—	—	—	—
Net (loss) income	—	—	—	(10,826)	—	(11,140)	(21,966)	—	—	—	66
Balances as of June 30, 2024	199,097	$199	$1,790,491	$(362,756)	$61,377	$148,592	$1,637,903	$85	$—	$657	$1,831
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of December 31, 2022	198,044	$198	$1,763,061	$(114,680)	$56,094	$84,008	$1,788,681	$2,034
Issuance of common shares under distribution reinvestment plan	656	1	5,694	—	—	—	5,695	—
Repurchases of common shares	(1,837)	(2)	(16,094)	—	—	—	(16,096)	—
Deferred shareholder servicing fees	—	—	—	(41)	—	—	(41)	—
Shareholder distributions	—	—	—	(27,179)	—	—	(27,179)	—
Unrealized loss on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(27,879)	—	(27,879)	—
Contributions from noncontrolling interests, net	—	—	—	—	—	9,971	9,971	—
Distributions to noncontrolling interests	—	—	—	—	—	(3,232)	(3,232)	—
Share-based compensation expense	6	—	2,659	—	—	—	2,659	—
Net loss	—	—	—	(17,001)	—	(14,631)	(31,632)	—
Balances as of March 31, 2023	196,869	$197	$1,755,320	$(158,901)	$28,215	$76,116	$1,700,947	$2,034
Issuance of common shares under distribution reinvestment plan	655	1	5,692	—	—	—	5,693	—
Repurchases of common shares	(3,872)	(4)	(33,982)	—	—	—	(33,986)	—
Deferred shareholder servicing fees	—	—	—	(38)	—	—	(38)	—
Shareholder distributions	—	—	—	(27,325)	—	—	(27,325)	—
Unrealized loss on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	25,068	—	25,068	—
Contributions from noncontrolling interests, net	—	—	—	—	—	45,668	45,668	—
Distributions to noncontrolling interests	—	—	—	—	—	(5,255)	(5,255)	—
Earnout Share participation	3,260	3	28,792	—	—	—	28,795	—
Share-based compensation expense	6	—	2,646	—	—	—	2,646	—
Other noncontrolling interest activity	—	—	—	—	—	(614)	(614)	—
Net income (loss)	—	—	—	13,814	—	(34,350)	(20,536)	—
Balances as of June 30, 2023	196,918	$197	$1,758,468	$(172,450)	$53,283	$81,565	$1,721,063	$2,034
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(56,252)	$(52,168)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation, amortization and accretion	47,011	59,890
Gain on deconsolidation, net	(5,722)	—
Impairment of long-lived assets, net	6,330	—
Share-based compensation expense	11,705	5,305
Changes in fair value of contingent consideration	926	1,317
Amortization of financing costs and debt discounts	2,927	2,394
Amortization of interest rate swap contracts	732	3,333
Change in fair value of interest rate swaps, net	(12,255)	(11,969)
Gain on interest rate swaps, net	(1,410)	—
Change in fair value of investments	2,166	(678)
Deferred income taxes	6,255	(2,619)
Interest expense on failed sale-leaseback financing and deferred ITC gain	3,736	—
Other	1,439	1,624
Changes in operating assets and liabilities:
Accounts receivable	(10,796)	(7,674)
Current and noncurrent derivative assets	53,749	9,496
Other current and noncurrent assets	6,364	(6,636)
Accounts payable and accrued expenses	(436)	6,577
Operating lease liabilities	(930)	(1,023)
Other current and noncurrent liabilities	(521)	1,302
Net cash provided by operating activities	55,018	8,471

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(127,271)	(168,410)
Net deposits returned (paid) for property, plant and equipment	6,722	(4,768)
Purchases of investments	(271)	(2,707)
Loans made to other parties	(8,658)	—
Receipts from notes receivable	7,797	8,820
Net cash used in investing activities	(121,681)	(167,065)

Cash Flows from Financing Activities
Shareholder distributions	(37,341)	(43,675)
Repurchases of common shares	(1,357)	(48,219)
Deferred shareholder servicing fees	(1,595)	(1,781)
Contributions from noncontrolling interests	39,595	55,674
Distributions to noncontrolling interests	(6,678)	(6,575)
Buyout of noncontrolling interest	(179)	—
Proceeds from borrowings	131,047	159,655
Payments on borrowings	(135,305)	(60,519)
Proceeds from failed sale-leaseback	111,453	—
Payments on failed sale-leaseback	(87,275)	—
Payments for loan origination costs	(2,032)	(4,024)
Net cash provided by financing activities	10,333	50,536

Net decrease in Cash, cash equivalents and Restricted cash	(56,330)	(108,058)
Cash, cash equivalents and Restricted cash at beginning of period	187,675	190,698
Cash, cash equivalents and Restricted cash at end of period	$131,345	$82,640
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
These Notes to the Consolidated Financial Statements (unaudited) were prepared as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023, respectively. All references to the “Company” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
Note 1. Organization and Operations of the Company
Organization
Greenbacker Renewable Energy Company LLC (the “Company” or “GREC LLC”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through Greenbacker Capital Management LLC (“GCM”) investment management services to funds within the sustainable infrastructure and renewable energy industry. As of June 30, 2024, the Company’s fleet comprised 425 renewable energy projects with an aggregate power production capacity of approximately 3.2 gigawatts (“GW”), which includes operating capacity of approximately 1.6 GW and pre-operational capacity of approximately 1.6 GW. As of June 30, 2024, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
The Company conducts substantially all its operations through its wholly owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). The Company operates as a fully integrated and internally managed company after acquiring GCM and several other related entities, which are now wholly owned subsidiaries of GREC. The Company’s fiscal year-end is December 31.
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024 and through December 31, 2024. In connection with suspending shareholder distributions, the Company also suspended the distribution reinvestment plan (“DRP”) which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares. The Company offered the share repurchase program (“SRP”) pursuant to which quarterly share repurchases were conducted to allow shareholders to sell shares back to the Company. On September 23, 2023, the Company suspended the SRP (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder). Refer to Note 16. Equity for additional information.

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
Interim Financial Statements
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information. and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Consolidated Financial Statements presented in this Quarterly Report are unaudited; however, in the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.
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
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and those of its subsidiaries in which it has a controlling financial and/or voting interest. All intercompany balances and transactions have been eliminated in consolidation. The Company determines whether it has a controlling interest in an entity by first evaluating whether the entity is a variable interest entity (“VIE”) under U.S. GAAP. Refer to Note 5. Variable Interest Entities for further details.
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
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that aggregate to the beginning and ending balances shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2024:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$103,960	$96,872
Restricted cash, current	24,266	85,235
Restricted cash	3,119	5,568
Total cash and cash equivalents and restricted cash	$131,345	$187,675

Supplemental Cash Flow Information
The following table presents information regarding the Company’s non-cash investing and financing activities as well as the cash paid for interest:

	Six months ended June 30,
(in thousands)	2024	2023
Non-cash investing activities
Capital expenditures incurred but not paid	$20,898	$40,825

Non-cash financing activities
Deferred shareholder servicing fees payable	$8,723	$9,271
Redemptions payable	4,271	34,061
Distribution payable to shareholders	—	7,145
Non-cash contributions from noncontrolling interests, net	40,808	—
Non-cash distributions to noncontrolling interests	$4,115	$—

Cash paid for
Interest paid, net of amounts capitalized	$23,651	$13,568
Sale Leasebacks
The Company is party to sale-leaseback arrangements that provide for the sale of certain assets to a third-party and simultaneous leaseback to the Company. In accordance with Accounting Standards Codification (“ASC”) 842-40, Sale-Leaseback Transactions, the Company applies ASC 606-10, which states that if the seller-lessee retains, through the leaseback, substantially all of the benefits and risks incident to the ownership of the property sold, the sale-leaseback transaction is accounted for as a financing arrangement. An example of this type of criteria would include an option to repurchase the assets or the buyer-lessor having the option to sell the assets back to the Company. This provision is included in the Company’s sale-leaseback arrangements. As such, the Company accounts for these arrangements as financings.
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
As part of the arrangement, the Company will still operate and earn revenues from the facility throughout the lease term while the lessor will be entitled to all available tax benefits. The Company is statutorily obligated to continue operating the facility over the five year recapture period. The Company has the option to renew the lease or repurchase the assets sold at the end of the lease term or earlier since an early buy option is present in the contract. The investment tax credits (“ITCs”) and other tax benefits associated with these projects transfer to the lessor/buyer; however, the payments are structured so that the Company is compensated for the transfer of the related tax attributes.
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

The Company applied the guidance within ASC 606-10-32-16 through 17 to assess the deferred gain related to the transfer of the tax benefits and determined these transactions to have significant financing component present in the contract. The effect of significant financing component is recorded as an adjustment or an increase to Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion on the Consolidated Balance Sheets using an appropriate interest rate determined by the Company. As a result, the Company records the deferred gain attributable to the transfer of the tax attributes over the contractual or five-year ITC recapture period in earnings with the associated interest recorded as Interest (expense) income, net on the Consolidated Statements of Operations.
Origination costs are capitalized and amortized as interest expense on a straight-line basis over the term of the related lease term and presented as a direct deduction from the carrying amount of the related financing obligation on the Consolidated Balance sheets.
Refer to Note 10. Debt for more details regarding sale leaseback transactions recorded as financing arrangements.
Risks and Uncertainties
The Company’s business and the success of its strategies are affected by global and domestic economic, political and market conditions generally and including the local economic conditions where its assets are located. Certain external events such as public health crises (such as COVID-19), natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, and the more recent conflict between Israel and Hamas, have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns. In response to inflationary pressure, the Federal Reserve and other global central banks had raised interest rates in 2022 and 2023. The full impact of such external events on the financial and credit markets and consequently on the Company’s future financial conditions and results of operations is uncertain and cannot be fully predicted. The Company will continue to monitor these events and will adjust its operations as necessary.
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
The Company determines which customers, if any, comprise over ten percent of either revenue or accounts receivable. The Company had no customers from which revenue exceeded ten percent of total revenue for the three months ended June 30, 2024. The Company had one customer from which revenue was 10.9% of total revenue for the six months ended June 30, 2024. The Company had one customer from which revenue was 10.2% and 12.2% of total revenue for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the Company had one customer from which the receivable balance was 11.7% of total accounts receivable. As of December 31, 2023, the Company had one customer from which the receivable balance was 24.4% of total accounts receivable.
Refer to Note 11. Derivative Instruments and Note 4. Revenue for further details.
Recent Accounting Pronouncements - Adopted
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-01, “Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” which provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. The amendments in ASU 2024-01 are effective for fiscal years beginning after December 15, 2024 with the early adoption permitted. The amendments may be applied either retrospectively or prospectively on the date of adoption. The Company elected to early adopt the amendments in ASU 2024-01 prospectively and will apply this ASU to all new profits interest awards issued beginning January 1, 2024. The ASU did not have any impact on its Consolidated Financial Statements and related disclosures in relation to its existing share-based compensation arrangements as it was adopted prospectively.

Recent Accounting Pronouncements - Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its Chief Operating Decision Maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, ASC 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is still evaluating the impact of this ASU and the impact on its Condensed Consolidated Financial Statements and related disclosures.
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
Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB ASC. ASUs issued which are not specifically listed above were assessed and have already been adopted in a prior period or determined to be either not applicable or are not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Note 3. Acquisitions and Divestitures
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
There were no new acquisitions during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company acquired membership interests in 18 renewable energy projects all of which were either in development or under construction, for total consideration of $41.4 million. For the six months ended June 30, 2023, $37.1 million had been allocated on a relative fair value basis to the assets acquired to Property, plant and equipment, net, with the remainder allocated to Intangible assets, net on the Consolidated Balance Sheets. Intangible assets acquired were favorable PPA assets with a weighted-average amortization period of 21.6 years.
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects reaching milestones as specified in the acquisition agreements. The Company records these balances within Contingent consideration, current on the Consolidated Balance Sheets related to these agreements.
Divestitures
Eagle Valley Clean Energy LLC
On April 17, 2024, Eagle Valley Clean Energy LLC ("EVCE") filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Colorado (the “Bankruptcy Filing”). The Bankruptcy Filing does not include GREC LLC, GREC or any of its other subsidiaries as debtors or guarantors.
As a result of the Bankruptcy Filing, the Company was no longer deemed to have a controlling financial interest in EVCE in accordance with ASC Topic 810, Consolidation (“ASC 810”). As a result, EVCE was deconsolidated from the Company’s Consolidated Financial Statements as of April 17, 2024. The effect of such deconsolidation was the removal of the assets and liabilities of EVCE totaling $8.1 million and $16.3 million, respectively, from the Company’s Consolidated Balance Sheets. EVCE’s deconsolidated outstanding liabilities included the carrying value of its loan. The outstanding principal on the loan was $35.5 million, however, the loan was written down to its fair value as part of the Acquisition completed on May 19, 2022 (as defined in Note 16. Equity) and had a carrying value of $10.9 million as of the date of the deconsolidation. The Company does not expect to repay the loan as a result of the bankruptcy filing. Refer to Note 10. Debt for additional information regarding deconsolidation of EVCE.
Upon deconsolidation, the Company recognized a gain of $8.2 million in the second quarter of 2024 related to the removal of EVCE’s assets and liabilities from the Company’s Consolidated Balance Sheets and reported the gain in Gain on deconsolidation, net within the Consolidated Statements of Operations. As part of the deconsolidation, the Company recorded a receivable from EVCE of $3.2 million related to an existing intercompany funding and immediately recorded a reserve of $2.5 million representing an allowance for credit losses for the amount of receivable not considered collectible. The reserve was included in Gain on deconsolidation, net within the Consolidated Statements of Operations. The Company currently has no remaining equity interest in EVCE subsequent to the voluntary petition.

Note 4. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as reported in the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Energy sales	$45,287	$40,133	$80,596	$72,009
RECs and other incentives	5,019	4,466	14,279	10,385
Investment Management revenue	5,577	4,405	9,508	6,331
Other revenue	2,027	1,770	2,695	3,269
Contract amortization, net	(3,460)	(4,751)	(6,075)	(9,744)
Total net revenue	$54,450	$46,023	$101,003	$82,250
Add: Contract amortization, net	3,460	4,751	6,075	9,744
Less: Lease revenue	(3,183)	(2,920)	(5,564)	(5,553)
Less: Investment, dividend and interest income	(1,902)	(1,551)	(2,544)	(2,933)
Total net revenue from contracts with customers	$52,825	$46,303	$98,970	$83,508
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
The Company did not record any contract assets as of June 30, 2024 and December 31, 2023, as none of its rights to payment were subject to a particular event other than passage of time. Included within the Accounts receivable, net balance on the Consolidated Balance Sheets, the Company had a receivable balance of $17.6 million and $19.9 million, related to contracts with customers as of June 30, 2024 and December 31, 2023, respectively.
The Company has contract liabilities related to amounts received in advance from certain PPA customers upon the related solar projects reaching commercial operations date (“COD”). As of June 30, 2024 and December 31, 2023, the Company recorded $3.7 million and $3.6 million, respectively, of contract liabilities in Other noncurrent liabilities in the Consolidated Balance Sheets. For the three and six months ended June 30, 2024, the Company’s amortization due to contract liabilities was $0.2 million. The Company’s amortization due to contract liabilities were not material for the three and six months ended June 30, 2023.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract (i.e., commissions) are recognized as an asset if the entity expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The Company has capitalized $4.0 million and $3.9 million, in costs to obtain a contract as of June 30, 2024 and December 31, 2023, respectively, within Other noncurrent assets in the Consolidated Balance Sheets. The Company’s amortization related to costs to obtain a contract were not material for the three and six months ended June 30, 2024 and 2023.

Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of June 30, 2024, the Company had $10.9 million of remaining performance obligations.
The following table includes the approximate amounts expected to be recognized related to remaining performance obligations for each of the next five years and thereafter:

(in thousands)
Period ended June 30,	Amount
2024-2025	$4,167
2025-2026	2,014
2026-2027	910
2027-2028	876
2028-2029	875
Thereafter	2,024
Total	$10,866

Note 5. Variable Interest Entities
Consolidated Variable Interest Entities
The Company assesses entities for consolidation in accordance with ASC 810 and consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. The Company does not recognize any gain or loss on the initial consolidation of any of its VIEs.
Tax Equity Investors
The Company through various wholly owned subsidiaries, is the managing member in 14 tax equity partnerships where the other members are Tax Equity Investors under tax equity financing facilities. Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Refer to Note 15. Noncontrolling Interests and Redeemable Noncontrolling Interests for further discussion. These entities generate income through renewable energy and sustainable development projects primarily within North America. The entities represent a diversified portfolio of income-producing renewable energy power facilities that sell long-term electricity contracts to offtakers with high credit quality, such as utilities, municipalities, and corporations. The Company has determined that these tax equity partnerships are VIEs. Additionally, through its role as managing member of these VIEs, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. In addition, the Company has the obligation to absorb losses or the right to receive benefits that could potentially be more than insignificant to the VIEs.
As of June 30, 2024 and December 31, 2023, the Company consolidated each tax equity partnership for which it is the managing member and considered the primary beneficiary. As of June 30, 2024, the assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.6 billion and $285.4 million, respectively. As of December 31, 2023, the assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.5 billion and $283.4 million, respectively. The assets largely consisted of property, plant and equipment, and the liabilities primarily consisted of out-of-market contracts.
Illinois Winds LLC
In the second quarter of 2024, the Company entered into a Membership Interest Purchase and Sale Agreement (“MIPSA”) to sell its membership interest in Illinois Winds LLC to Greenbacker Renewable Energy Company II, LLC (“GREC II”). As a part of the MIPSA, GREC II paid no cash consideration to the Company at closing of the transaction (the “Closing”). The total purchase price is variable and subject to repricing based on certain variables associated with the project, such as build costs, forecasted production, and financing assumptions. The estimated purchase price consists of $38.1 million payable to the Company upon GREC II obtaining construction financing for the project, plus a development fee subject to repricing, payable in two installments at certain construction milestones. The Company expects the variables to be finalized in 2025 at which time the final development fee will be paid. If GREC II fails to obtain a construction financing by October 31, 2024, the Company has the right, but not the obligation, to repurchase the asset. GREC II will pay all the future construction payments subsequent to the Closing. As of June 30, 2024, the Company estimated the amount of variable consideration and recorded a receivable of $40.8 million within Contingent consideration on the Consolidated Balance Sheets.
GREC II is a related party of GREC, as GCM (a subsidiary of the Company) is the advisor to GREC II. Refer to Note 14. Related Parties for additional information. The Company determined that even after the Closing, it retained a controlling variable financial interest in Illinois Winds LLC under the guidance within ASC 810, due to the Company’s repurchase option and the level of control by GCM of GREC II, and continued to consolidate the assets and liabilities of Illinois Winds LLC as a VIE. The Company recorded noncontrolling interest on the Closing date equal to Illinois Winds LLC’s equity as of that date, in the amount of $40.8 million. In conjunction with the Closing, GREC II paid $26.3 million of outstanding payables of Illinois Winds LLC under a supply agreement for turbines. This amount was recorded as a contribution from noncontrolling interest and included within Noncontrolling interests on the Consolidated Balance Sheets. As of June 30, 2024, the total $67.1 million membership interests in Illinois Winds LLC owned by GREC II were recorded within Noncontrolling interests in the Consolidated Balance Sheets. Any gain or loss associated with the transaction will be recognized in the Consolidated Statements of Operations when the Company no longer has a variable financial interest in Illinois Winds LLC and the assets and liabilities are deconsolidated from the Company’s Financial Statements, or when the variability associated with the contingent consideration is resolved, if later. As of June 30, 2024, substantially all of the assets related to Illinois Winds LLC were recorded within Property, plant and equipment, net on the Company’s Consolidated Balance Sheets.

Unconsolidated Variable Interest Entities
As of June 30, 2024, Greenbacker Development Opportunities Fund GP I, LLC (“GDEV GP”) held a combined 2.00% of the interests in Greenbacker Development Opportunities Fund I, LP and Greenbacker Development Opportunities Fund I (B) LP (together “GDEV I”). In October 2020, GDEV was launched to make private equity and development capital investments in the sustainable infrastructure industry. The Company has determined that GDEV I is a VIE but that it is not the primary beneficiary. The Company can exert significant influence over operating and financial policies of GDEV I because of its ownership of GDEV GP, GDEV I’s general partner. Accordingly, GDEV GP accounted for its investment in GDEV I as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV I is equal to $3.4 million, which is the sum of the Company’s existing investment in GDEV I and the remaining commitments to GDEV I, less the portion attributable to the noncontrolling interest in GDEV GP.
As of June 30, 2024, Greenbacker Development Opportunities GP II, LLC (“GDEV GP II”) held a combined 1.96% of the interests in Greenbacker Development Opportunities Fund II, LP and Greenbacker Development Opportunities Fund II (B) (together “GDEV II”). In November 2022, GDEV II was launched to make private equity and development capital investments in the sustainable infrastructure industry. The Company has determined that GDEV II is a VIE but that it is not the primary beneficiary. Therefore, the Company does not consolidate GDEV II. The Company can exert significant influence over operating and financial policies of GDEV II because of its ownership of GDEV GP II, GDEV II’s general partner. Accordingly, GDEV GP II, which is a consolidated subsidiary of the Company, accounted for its investment in GDEV II as an equity method investment and elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV II is $3.0 million, which is GDEV GP II’s total capital commitment to GDEV II, less the portion of the capital commitment attributable to the noncontrolling interest in GDEV GP II.
During February 2016, Aurora Solar Holdings, LLC (“Aurora Solar”) was formed to develop, construct, own, finance, and operate a portfolio 16 of solar projects. As of June 30, 2024, the Company’s investment represented approximately 49.00% of Aurora Solar’s issued and outstanding common shares. The Company determined that Aurora Solar is a VIE but that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact Aurora Solar. The Company can exert significant influence over operating and financial policies because of its ownership interest in Aurora Solar. Accordingly, the Company accounts for its investment in the common shares of Aurora Solar as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss is equal to the fair value of its investment in Aurora Solar.
During September 2021, OYA, previously OYA Solar, was formed to develop, construct, own, finance, and operate a portfolio of 19 solar projects. As of June 30, 2024, the Company’s investment represented 50.00% of OYA’s issued and outstanding equity shares. The Company determined that OYA is a VIE but that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact OYA. The Company can exert significant influence over operating and financial policies because of its ownership interest in OYA. Accordingly, the Company accounts for its investment in the preferred shares of OYA as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as of June 30, 2024, includes the current value of its investment in OYA and the guaranteed amounts discussed in the following paragraphs. Pursuant to the amended and restated limited liability company agreement of OYA, the other 50.00% member has indemnified the Company against any draws or demands under these guarantees. The Company is not able to quantify its exposure to loss as a result of certain of these guarantees as noted below. Since the Company has elected the fair value option to account for its investment in the preferred shares of OYA, the Company is also required to measure all of its other financial interests in OYA at fair value, including these guarantees. As of June 30, 2024 and December 31, 2023, the fair value of the guarantees is zero.
On October 26, 2023, OYA sold the membership interests in nine of its underlying projects. The Company received proceeds of $3.7 million as a result of this sale pursuant to a sale proceeds sharing agreement between the Company, OYA’s parent company, and other financing parties. On July 11, 2024, OYA sold the membership interests in two additional underlying projects. The Company received proceeds of $6.7 million as a result of this sale. The impact of this sale was taken into consideration in determining the fair value of the Company’s investment in OYA as of June 30, 2024.

Four subsidiaries of OYA have entered into tax equity partnerships with investor members. The Company, along with the parent company of the other 50.00% member of OYA, provided guarantees to the tax equity investor members in three of these partnerships for the payment and performance of all obligations of these subsidiaries under the partnership documents as well as affiliate contracts. In October 2023, in association with the sale of certain projects, two of these arrangements were terminated prior to the tax equity investor’s making any capital contributions, resulting in the termination of the associated guarantees. Under the third guarantee, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantee is $19.5 million, with certain exceptions in which case the limit would not apply. The guarantee will remain in full force and effect until: (1) the termination of the limited liability company agreement of the tax equity partnership, (2) the transfer of the tax equity investor members’ membership interests, and/or (3) the obligations under the guarantee are performed in full, depending on the specific terms of the guarantee.
In addition, certain subsidiaries of OYA have entered into two separate financing agreements with certain financial institutions. The Company has provided guarantees of certain obligations under the loan agreements upon the occurrence and continuance of a trigger event. The parent company of the other 50.00% member of OYA has also provided a guarantee to the financial institutions, and the Company is only obligated to perform in the event that the parent company of the other 50.00% member fails to perform under its guarantees. The guarantees do not have maximum liability amounts, and therefore, the Company is not able to quantify the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these guarantees. The subsidiaries of OYA currently have outstanding loans with a principal amount of approximately $31.5 million as of June 30, 2024. The guarantees are expected to terminate on the maturity dates of the loans in 2028 and 2029. One of these guarantees was terminated in association with the sale on July 11, 2024. The loan associated with the terminated guarantee has a principal amount of $7.6 million as of June 30, 2024 and had a maturity date in 2029.
On August 22, 2023, the Company provided an additional guarantee to one of the financial institutions in which the Company agreed to fund remaining construction costs for certain underlying projects for the maximum amount of $18.2 million as well as excess construction loans upon term conversion in the maximum amount of $1.2 million. On October 4, 2023, the Company funded $1.2 million of construction costs pursuant to a call under this guarantee. The Company recovered $1.0 million of this amount through the sale of nine of the projects previously owned by OYA on October 26, 2023. The inflows and outflows associated with this guarantee are incorporated in the valuation of the investment. In association with the sale in October 2023, this guarantee was terminated.
On July 24, 2024, the Company became a lender under a loan facility extended by a subsidiary of GDEV I to an affiliate of OYA and loaned $2.5 million to the affiliate. The loan bears interest at 12.00% per annum and matures on or before December 31, 2024.

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
The following table presents the fair values of the Company's financial assets and liabilities as of June 30, 2024 and the basis for determining their fair values:

	Fair Value as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$117,158	$—	$117,158
Derivative liabilities	—	(672)	—	(672)
Equity method investments	—	—	92,983	92,983
Contingent consideration	—	—	(40,590)	(40,590)
Total	$—	$116,486	$52,393	$168,879
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
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value using Level 3 inputs in the Consolidated Financial Statements as of June 30, 2024 using significant unobservable inputs:

(in thousands)	Equity method investments	Contingent consideration	Total
Balance as of December 31, 2023	$94,878	$(42,307)	$52,571
Purchases	271	—	271
Change in fair value of investments, net	(2,166)	—	(2,166)
Change in contingent consideration	—	(926)	(926)
Reclassification of participating Earnout Shares	—	2,643	2,643
Balance as of June 30, 2024	$92,983	$(40,590)	$52,393
The Company does not have any non-financial assets or liabilities measured at fair value as of June 30, 2024. There were no transfers between Levels 1, 2, or 3 for the six months ended June 30, 2024.
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
The following table quantifies the significant unobservable inputs used in determining the fair value of equity method investments as of June 30, 2024. The weighted averages are calculated based on the relative fair value of each investment as of June 30, 2024:

Unobservable Input	Input/Range
Discount rate	7.8%-11.0% (weighted average 8.4%)
Kilowatt hours production	0.5%-0.6% annual degradation in production (weighted average 0.5%)
Potential leverage and estimated remaining useful life	28.0-33.7 years (weighted average 29.1 years)
As of June 30, 2024, the Company has unfunded commitments to GDEV I and GDEV II of $0.2 million and $1.2 million, respectively. The investments in GDEV I and GDEV II represent investments in a partnership in which no partner is permitted to make a withdrawal of any of its capital contributions. GDEV GP and GDEV GP II are required to cause the respective partnerships to distribute, as distributions, amounts available to the partners within 90 days of the receipt of amounts available for distribution in the sole discretion of the GDEV GP and GDEV GP II, respectively.
As of June 30, 2024, the fair value of the Company's investments in OYA, Aurora Solar, GDEV I and GDEV II, its equity method investments, were $16.4 million, $70.2 million, $4.2 million and $2.2 million, respectively. As of December 31, 2023, the fair value of the Company's investments in OYA, Aurora Solar, GDEV I and GDEV II, its equity method investments, were $16.2 million, $73.0 million, $4.1 million and $1.6 million, respectively. Equity method investments are recorded in Investments, at fair value on the Consolidated Balance Sheets.
The following table presents the change in Change in fair value of investments, net for each of the Company’s investments for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Aurora	$(1,940)	$883	$(2,780)	$2,942
OYA	(98)	(3,000)	176	(3,000)
GDEV I	50	236	50	757
GDEV II	388	(14)	388	(21)
Total Change in fair value of investments, net	$(1,600)	$(1,895)	$(2,166)	$678
The change in fair value of the Company’s investments are recorded in Change in fair value of investments, net on the Consolidated Statements of Operations.
Contingent consideration
The Company estimates the fair value of its contingent consideration associated with the Acquisition based on the likelihood of payment related to the contingent clause and the date when payment is expected to occur. The contingent consideration is reflected in Contingent consideration, net of current portion included in noncurrent liabilities on the Consolidated Balance Sheets.

For the three months ended June 30, 2024 the Company recorded an increase in fair value of contingent consideration of $0.4 million as an increase in General and administrative expenses on the Consolidated Statements of Operations. For the three months ended June 30, 2023, the Company recorded a decrease in fair value of contingent consideration of $1.0 million as a decrease in General and administrative expenses on the Consolidated Statements of Operations. For the six months ended June 30, 2024, the Company recorded an increase in fair value of contingent consideration of $0.9 million as an increase in General and administrative expenses on the Consolidated Statements of Operations. For the six months ended June 30, 2023, the Company recorded an increase in fair value of contingent consideration of $1.3 million as an increase in General and administrative expenses on the Consolidated Statements of Operations. For the six months ended June 30, 2024 and 2023, $2.6 million and $28.8 million, respectively, of contingent consideration was settled with the participation of a certain amount of Earnout Shares, which were issued in connection with the Acquisition. The amount was reclassified from Contingent consideration, net of current portion to Common shares, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. Refer to Note 16. Equity for further detail.
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
The following quantifies the significant unobservable inputs used to determine the fair value of contingent consideration as of June 30, 2024:

Unobservable Input	Input/Range
Risk-Free Rate Over Earnout Term	4.6%
Revenue Discount Rate	10.8%
Annualized Revenue Volatility	30.0%
Annualized Share Price Volatility	25.0%
Quarterly Revenue / Share Price Correlation	45.0%

Note 7. Notes Receivable
The Company’s notes receivable consists of the following:

(dollars in thousands)	June 30, 2024	December 31, 2023	Year of origination	Interest rate	Maturity date
Notes receivable, current
Cider	$34,407	$25,749	2022	8.00%	7/31/2024(1)
Shepherds Run	—	2,742	2020	8.00%	3/31/2024(2)
Kane Warehouse	121	—	2015	10.25%	2/24/2025
Total notes receivable, current	$34,528	$28,491
Notes receivable, noncurrent
New Market	$5,008	$5,008	2019	9.00%	9/30/2022(3)
SE Solar	—	5,010	2019	9.00%	5/31/2023(4)
Kane Warehouse	—	166	2015	10.25%	2/24/2025
Total notes receivable, noncurrent	$5,008	$10,184
Loan reserve(5)	(1,000)	(2,000)
Total notes receivable	$38,536	$36,675
(1)The note receivable agreements were amended with an extension to the agreements on June 28, 2024. On July 30, 2024, the Company acquired 100% of the membership interests in Cider. Refer to Note 20. Subsequent Events for additional information.
(2)The note receivable was paid in full on April 5, 2024.
(3)Option for purchase agreement exercised on September 30, 2022. The parties involved are working in good faith to enter into a purchase agreement.
(4)The note receivable was paid in full on June 10, 2024, including the amount the Company previously reserved. The Company recorded the recovery as a reduction to bad debt expense within General and administrative on the Consolidated Statements of Operations.
(5)As of June 30, 2024, New Market has not been repaid. During the year ended December 31, 2023, the Company recorded a reserve representing an allowance for credit losses for the estimated uncollectible portion of this note in the amount of $1.0 million. The Company has determined that no additional reserve is required for this note for the six months ended June 30, 2024.
The notes receivable, current are recorded within Other current assets on the Consolidated Balance Sheets. The notes receivable, noncurrent are recorded within Other noncurrent assets on the Consolidated Balance Sheets. Notes receivable are recorded at amortized cost and exclude interest receivable. As of June 30, 2024, interest receivables of $5.7 million and $1.9 million, were recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets. As of December 31, 2023, interest receivables of $6.3 million and $3.9 million were recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets.

Note 8. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

(in thousands)	June 30, 2024	December 31, 2023
Land	$20,223	$23,473
Plant and equipment	1,748,607	1,732,499
Asset retirement cost	31,898	31,638
Finance right-of-use asset	65	65
Construction-in-progress	502,084	439,439
Other	300	262
Total property, plant and equipment	$2,303,177	$2,227,376
Accumulated depreciation	(99,694)	(93,499)
Property, plant and equipment, net	$2,203,483	$2,133,877
Construction-in-progress includes $124.9 million and $106.3 million of development costs as of June 30, 2024 and December 31, 2023, respectively.
Depreciation expense was $17.5 million and $35.0 million for the three and six months ended June 30, 2024, respectively. Depreciation expense was $30.3 million and $44.9 million for the three and six months ended June 30, 2023, respectively. Depreciation expense is recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations.
During the six months ended June 30, 2024, the Company recognized impairment of long-lived assets of $6.3 million. The impairment was recorded due to a change in state legislature that impacted the earnings potential on six projects in one state. The impairment analysis reviews certain qualitative factors as well as the results of long-term operating expectations and the project’s carrying value to determine if impairment indicators are present. The impairment analysis indicated that the projected future cash flows for the certain project no longer supported the recoverability of the carrying value of the related long-lived assets. The fair value of the asset was determined using a current replacement cost approach. This charge was recorded to the Company’s IPP segment. The Company did not recognize any impairment charges on long-lived assets for the six months ended June 30, 2023.
During the first quarter of 2023, a main power transformer for one of the Company’s solar assets incurred damage. As a result, the Company accelerated depreciation of $1.0 million on the asset, which was offset by a receivable for future insurance recoveries, but the Company did not record a related asset or gain for the excess proceeds expected to be received, as those proceeds were not yet considered to be realized or realizable. In the second quarter of 2024, the Company reached a settlement with the insurance company of $2.7 million, and as a result recorded a gain of $1.7 million within Direct operating costs on the Consolidated Statements of Operations.
In 2023, the Company engaged in three wind repower projects where the existing assets were retrofitted with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Depreciation of fixed assets replaced is accelerated between the mobilization milestone date in the related EPC contract and the date of de-electrification of the project site. In the second quarter of 2023, the Company began accelerating depreciation on two projects, resulting in $15.8 million of additional depreciation during the three months ended June 30, 2023.

Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts
Goodwill
As of June 30, 2024 and December 31, 2023, goodwill totaled $221.3 million and $221.3 million, respectively.
Other Intangible Assets and Out-of-market Contracts
Other intangible assets as of June 30, 2024 consisted of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets as of June 30, 2024
PPA contracts	$366,414	$(52,385)	$314,029
REC contracts	46,235	(4,614)	41,621
Trademarks	2,800	(506)	2,294
Channel partner relationships	94,700	(20,147)	74,553
Other intangible assets	2,191	—	2,191
Total intangible assets, net	$512,340	$(77,652)	$434,688
Amortization expense related to intangible assets recorded on the Consolidated Balance Sheets was $9.5 million and $18.2 million for the three and six months ended June 30, 2024, respectively, which includes $7.1 million and $13.5 million, respectively, of Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statements of Operations.
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
Amortization expense related to intangible assets recorded on the Consolidated Balance Sheets was $10.5 million and $21.0 million for the three and six months ended June 30, 2023, respectively, which includes $8.2 million and $16.6 million, respectively, of Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statements of Operations.
The Company also has PPA and REC contracts that are held in an unfavorable position (out-of-market contracts) recorded as liabilities, which consists of the following as of June 30, 2024:

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of June 30, 2024
PPA contracts	$(198,629)	$18,117	$(180,512)
REC contracts	(19,763)	12,871	(6,892)
Total out-of-market contracts, net	$(218,392)	$30,988	$(187,404)
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net similar to favorable PPA and REC contracts. The Company recorded $3.7 million and $7.4 million of contract amortization contra-expense as an increase to revenue related to out-of-market contracts during the three and six months ended June 30, 2024, respectively.

PPA and REC contracts that are held in an unfavorable position (out-of-market contracts) recorded as liabilities consists of the following as of December 31, 2023:

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
Amortization expense related to the Company's finite-lived intangible assets and liabilities (out-of-market contracts) was $5.8 million and $10.8 million for the three and six months ended June 30, 2024, respectively. This includes $3.5 million and $6.1 million, respectively, of net contract amortization on PPA and REC contract intangible assets and out-of-market contracts, and $2.4 million and $4.8 million, respectively, of amortization expense on channel partner relationships and trademark intangible assets.
Amortization expense related to the Company’s finite lived intangible assets and liabilities (out-of-market contracts) was $7.1 million and $14.1 million for the three and six months ended June 30, 2023, respectively. This includes $4.8 million and $9.7 million, respectively, of net contract amortization on PPA and REC contract intangible assets and out-of-market contracts, and $2.3 million and $4.4 million, respectively, of amortization expense on channel partner relationships and trademark intangible assets.
Estimated future amortization expense, net for the above amortizable intangible assets and out-of-market contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended June 30,	Amortization Expense
2024-2025	$26,852
2025-2026	26,954
2026-2027	26,466
2027-2028	26,148
2028-2029	25,790
Thereafter	115,074
Total	$247,284

Note 10. Debt
The Company has entered into various credit facilities and loan agreements through its subsidiaries, as described below.

(dollars in thousands)	June 30, 2024	December 31, 2023	Interest rate	Maturity date
GREC Entity HoldCo(2)	$60,139	$65,951	Daily SOFR(1) + 1.85%	June 20, 2025
Midway III Manager LLC	13,795	13,932	3 mo. SOFR + 1.73%	September 28, 2025
Trillium Manager LLC	67,049	68,785	Daily SOFR + 1.98%	June 9, 2027
GB Wind Holdco LLC(3)	16,527	50,408	3 mo. SOFR + 1.65%	December 31, 2024
Greenbacker Wind Holdings II LLC	69,610	70,628	3 mo. SOFR + 1.98%	December 31, 2026
Conic Manager LLC	23,204	23,363	3 mo. SOFR + 1.75%	August 8, 2026
Turquoise Manager LLC	30,716	30,994	3 mo. SOFR + 1.35%	December 23, 2027
Eagle Valley Clean Energy LLC(4)	—	35,389	Various	January 2, 2057
Greenbacker Renewable Energy Company LLC (Premium financing agreement)	471	—	8.45%	September 30, 2024
ECA Finco I, LLC	18,218	18,563	3 mo. SOFR + 2.60%	February 25, 2028
GB Solar TE 2020 Manager LLC	18,205	18,506	3 mo. SOFR + 1.88%	October 30, 2026
Sego Lily Solar Manager LLC	131,009	133,898	3 mo. SOFR + 1.53%	June 30, 2028
Celadon Manager LLC	72,853	72,853	Daily SOFR + 1.60%	February 18, 2029
GRP II Borealis Solar LLC	39,973	40,646	3 mo. SOFR + 2.00%	June 30, 2027
Ponderosa Manager LLC	88,594	88,594	3 mo. SOFR + 1.40%	October 4, 2029
PRC Nemasket LLC	40,691	41,806	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	79,594	74,594	1 mo. SOFR + Applicable Margin(5)	November 29, 2027
Dogwood GB Manager LLC	58,725	57,463	1 mo. SOFR + 1.63%	March 29, 2030
GREC Warehouse Holdings I LLC	192,818	155,558	3 mo. SOFR + 2.03%	August 11, 2026
Total debt	$1,022,191	$1,061,931
Less: Total unamortized discount and deferred financing fees	(16,402)	(43,679)
Less: Current portion of long-term debt(6)	(100,782)	(82,855)
Total long-term debt, net	$905,007	$935,397
(1)Secured Overnight Financing Rate (“SOFR”).
(2)See the description of the credit agreement below for a discussion of GREC Entity HoldCo’s non-compliance with the debt service coverage ratio (as defined in the credit agreement) as of and for the fiscal quarter ended December 31, 2023.
(3)$32.9 million was paid on the GB Wind Holdco LLC term loan in the first quarter of 2024 with proceeds from the Company’s February 2024 failed sale-leaseback arrangement. This repayment resulted in the acceleration of the remaining term loan maturity date to December 31, 2024.
(4)EVCE was deconsolidated from the Company’s Consolidated Financial Statements as of April 17, 2024 as a result of the Bankruptcy Filing. Refer to Note 3. Acquisitions and Divestitures and below for additional information.
(5)GREC Holdings 1 LLC’s loan includes interest on the outstanding principal at the term SOFR index rate plus a spread adjustment plus applicable margin (spread adjustment of 0.10%; applicable margin ranging between 1.75% and 2.00%).
(6)Adjusted for $5.0 million and $6.1 million of unamortized debt discount and deferred financing fees pertaining to current portion of long-term debt of $105.7 million and $88.9 million as of June 30, 2024 and December 31, 2023, respectively.

During the six months ended June 30, 2024, the Company entered into new or modified existing debt facilities as noted below:
GREC Entity HoldCo

On November 25, 2021, GREC Entity HoldCo, a wholly owned subsidiary of GREC, converted its loan to a term loan with a maturity on June 20, 2025. The loan bears interest at a rate equal to the daily SOFR rate plus 1.85%. The loan is secured by, among other customary interests, a pledge of all of the issued and outstanding equity interests of GREC Entity HoldCo as a collateral for this credit agreement. The credit agreement was amended to eliminate any guarantee from either GREC LLC or GREC in November 2022. As of and for the fiscal quarter ended December 31, 2023, GREC Entity HoldCo was not in compliance with the debt service coverage ratio (as defined in the credit agreement) for this credit agreement. The Company secured a waiver of default on June 12, 2024. As part of the waiver, the Company was required to prepay $1.6 million to be applied to the remaining scheduled principal payments in the inverse order of maturity.
Greenbacker Renewable Energy Company LLC (Premium financing agreement)

On January 2, 2024, the Company entered into a premium financing arrangement with a lender to finance a prepaid insurance policy for EVCE. Under the agreement, the Company financed $1.1 million of certain premiums at an 8.45% annual interest rate. Total monthly payments of $0.1 million, including interest and principle, are due in 10 monthly installments, beginning on January 2, 2024 through September 30, 2024. As part of the Bankruptcy Filing, the insurance policy with EVCE was terminated and the Company expects that the unused premiums will be returned and utilized to pay off the remainder of the premium financing arrangement.
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
Eagle Valley Clean Energy LLC
On April 17, 2024, EVCE filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Colorado. The bankruptcy filing does not include the Company or any of its subsidiaries engaged in continuing operations as debtors or guarantors. There is no parent guarantee of the EVCE debt, and there are no provisions that would result in cross-default. The Company does not expect to make any additional payments under the loan as a result of the bankruptcy filing. Refer to Note 3. Acquisitions and Divestitures for additional information.

The Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding borrowings. Refer to Note 11. Derivative Instruments for further discussion.
The following table shows the components of interest expense included within Interest (expense) income, net on the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Loan interest(1)	$11,442	$10,467	$24,204	$21,002
Commitment / letter of credit fees	1,134	3,309	2,101	5,427
Amortization of deferred financing fees and discount	1,266	1,204	2,927	2,394
Interest on sale-leasebacks(2)	5,399	—	11,836	—
Gain on interest rate swaps, net(3)	—	—	(1,410)	—
Change in fair value of interest rate swaps, net(3)	(2,311)	(9,740)	(12,255)	(11,969)
Interest capitalized	(5,423)	(6,138)	(10,798)	(11,192)
Total	$11,507	$(898)	$16,605	$5,662
(1)Includes interest rate swap settlements in the amount of $7.7 million, $6.2 million, $14.3 million and $11.7 million as a reduction of loan interest for the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023, respectively. Refer to Note 11. Derivative Instruments for additional information.
(2)Refer to Other Financing Arrangements for further discussion on the financing obligations and the deferred ITC gain related to the sale-leaseback arrangements.
(3)Refer to Note 11. Derivative Instruments for additional information on the Company’s interest rate swaps.
The principal payments due on the Company’s borrowings for each of the next five years and thereafter are as follows:

(in thousands)
Period ended June 30,	Principal Payments
2024-2025	$105,734
2025-2026	36,230
2026-2027	398,214
2027-2028	242,370
2028-2029	74,360
Thereafter	165,283
Total	$1,022,191

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
As of June 30, 2024, the Company recorded $12.9 million and $33.0 million of failed sale-leaseback financing and deferred ITC gains, respectively, within Current portion of failed sale-leaseback financing and deferred ITC gain on the Consolidated Balance Sheets. As of June 30, 2024, the Company recorded $111.3 million and $111.8 million of failed sale-leaseback financing and deferred ITC gains, respectively, within Failed sale-leaseback financing and deferred ITC gain, net of current portion, on the Consolidated Balance Sheets. As of June 30, 2024, the Company recorded $0.2 million and $2.5 million of origination costs which are recorded as a reduction to Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion, respectively, on the Consolidated Balance Sheets.
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
For the three months ended June 30, 2024, the Company recorded $3.5 million and $1.9 million of interest expense for financing obligations and deferred ITC gains, respectively, within Interest (expense) income, net on the Consolidated Statements of Operations. For the six months ended June 30, 2024, the Company recorded $8.0 million and $3.8 million of interest expense for financing obligations and deferred ITC gains, respectively, within Interest (expense) income, net on the Consolidated Statements of Operations. The calculation of interest expense is based on imputed interest rates within each arrangement for the financing obligations ranging between 7.2% and 11.5% and the incremental borrowing rate within each arrangement for the deferred ITC gain ranging between 4.5% and 5.6%.
The future payments on failed sale-leaseback financing arrangements, inclusive of the repurchase price for each of the next five years and thereafter are as follows:

(in thousands)
Period ended June 30,	Future Payments
2024-2025	$12,927
2025-2026	13,263
2026-2027	13,510
2027-2028	13,611
2028-2029	13,584
Thereafter	187,857
Total lease payments	254,752
Less: imputed interest	(130,572)
Less: origination costs	(2,754)
Present value of lease payments	$121,426

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
The following tables reflect the location and estimated fair value positions of derivative contracts at:

(in thousands)		June 30, 2024
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)

Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities)	$742,186	$115,732	$—
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities)	126,876	1,426	(672)
Total		$869,062	$117,158	$(672)
As of June 30, 2024, the notional amount for derivatives designated as hedging instruments includes $742.2 million associated with currently effective swaps. The notional amount for derivatives not designated as hedging instruments includes $126.9 million associated with swaps currently in effect. The company had no forward starting swaps or deal contingent swaps as of June 30, 2024.

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

The following table provides information on the fair value of derivative contracts as recorded in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations:

	Three months ended June 30, 2024		Six months ended June 30, 2024
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive (Loss) Income
Gain recognized in other comprehensive income	$2,307	$—	$20,234	$—
Amortization of derivatives	1,335	(607)	2,429	(1,697)
Less: Taxes on total net loss recognized in other comprehensive income	(799)	—	(5,521)	—

Consolidated Statements of Operations
Interest (expense) income, net
Change in fair value of interest rate swaps, net	—	2,311	—	12,255
Gain on interest rate swaps, net	—	—	1,410	—

	Three months ended June 30, 2023		Six months ended June 30, 2023
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive (Loss) Income
Gain (loss) recognized in other comprehensive income	$32,312	$—	$(7,193)	$—
Amortization of off-market derivatives	1,644	72	3,305	72
Less: Taxes on total net gain recognized in other comprehensive income	(8,961)	—	1,005	—

Consolidated Statements of Operations
Interest (expense) income, net
Change in fair value of interest rate swaps, net	—	9,740	—	11,969
For derivatives designated as cash flow hedges, the changes in the fair value of the derivative are initially reported in other comprehensive income and are subsequently reclassified to earnings when the hedged transaction affects earnings. The Company assesses the effectiveness of each hedging relationship by utilizing a statistical regression analysis. For derivatives not designated in a hedging relationship, the changes in fair value of the derivative are reported immediately in earnings.
Amounts reported in accumulated other comprehensive income related to designated derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that existing gains of $24.1 million currently reflected in Accumulated other comprehensive income will be reclassified to earnings as a decrease in interest expense as interest payments are made.

From time to time, the Company designates interest rate swaps when they have a non-zero fair value. The non-zero fair value of these cash flow hedges on the designation date is recognized into income under a systematic and rational method over the life of the hedging instrument and is presented in the same line item on the Consolidated Statements of Operations as the earnings effect of the hedged item, with the offset recorded to Other comprehensive income (loss), net of tax. In addition, the Company periodically dedesignates interest rate swaps as hedging instruments voluntarily or in association with the termination of the swaps. When the Company dedesignates a swap as a hedging instrument, the Company evaluates whether the forecasted transactions previously hedged by the interest rate swap are not probable of occurring and, if so, reclassifies the amount recorded in Accumulated other comprehensive income to Interest (expense) income, net in the Consolidated Statements of Operations. When the Company determines that the forecasted transactions previously hedged by the interest rate swap are not probable of not occurring, the Company recognizes the amounts within Accumulated other comprehensive income related to the dedesignated interest rate swap into interest expense as the originally forecasted transactions affect earnings.
The non-zero designation date value of cash flow hedges and dedesignated cash flow hedges for which the originally forecasted transactions are not probable of not occurring are amortized and reclassified from other comprehensive income to interest expense.
As of June 30, 2024, the Company expects $32.4 million to be reclassified from Accumulated other comprehensive income to earnings as an increase to interest expense through 2050; the life of the hedge forecasted transactions. During the next twelve months, the Company estimates that $1.8 million will be reclassified from Accumulated other comprehensive income to earnings as an increase to interest expense associated with the amortization of these non-zero fair value and dedesignated cash flow hedges.
During the six months ended June 30, 2024, the Company received $53.7 million in cash as a result of the full or partial termination of interest rate swaps. The cash proceeds received are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
On February 9, 2024, the Company terminated its only deal-contingent interest rate swap agreement. This interest rate swap was not designated in a hedging relationship. The Company received $47.2 million in cash as a result of the termination.
On March 4, 2024, the Company amended two existing interest rate swap agreements to reduce the existing notional amount of the swaps, which were designated in an effective hedging relationship. As the hedged forecasted transaction was probable of not occurring, the Company reclassified a $1.4 million gain from Accumulated other comprehensive income to Interest (expense) income, net in the Consolidated Statements of Operations and received $4.1 million in cash as a result of the partial terminations.
On April 30, 2024, the Company terminated a forward starting interest rate swap agreement. The interest rate swap was not designated in a hedging relationship. The Company received $2.4 million in cash as a result of the termination.
On March 29, 2023, the Company terminated a portion of an existing interest rate swap that is designated in a hedging relationship and received $9.9 million, which is included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. The associated gain will be reclassified from Accumulated other comprehensive income to income as a decrease in interest expense as the forecasted interest payments are made as the Company has determined that the originally forecasted transactions are still probable of occurring.

Note 12. Income Taxes
The guidance under ASC Topic 740, Income Taxes, establishes the methodology, including the use of an estimated annual effective tax rate, to determine income tax expense (or benefit) in interim financial reporting. At the end of each quarter, the Company makes the best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and net loss attributable to noncontrolling interest. Based on enacted tax laws, the Company’s effective tax rate in 2024 is expected to be (12.5)%. The Company’s effective tax rate as of June 30, 2023 was 4.8%.
The Company recorded a (provision for) benefit from income taxes of $(3.2) million and $7.4 million for the three months ended June 30, 2024 and 2023. The Company recorded a (provision for) benefit from income taxes of $(6.3) million and $2.6 million for the six months ended June 30, 2024 and 2023. The effective tax rate varies from the statutory U.S. federal income tax rate of 21.0% primarily due to the tax impact of net loss attributable to noncontrolling interests.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of June 30, 2024. For the six months ended June 30, 2024, valuation allowance increases of $0.5 million have been recorded against state net operating loss carry forwards where it is not more likely than not that they will be utilized within the loss carry forward period.
The Company assessed its tax positions for all open tax years as of June 30, 2024 for all U.S. federal and state, and foreign tax jurisdictions for the years 2014 through 2023. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of June 30, 2024.
The Company is under audit by federal tax authorities at one of its tax equity partnerships for the fiscal year 2021. There have not been any proposed adjustments at this stage of the examination. The examination is expected to be finalized in the fiscal year 2025.

Note 13. Commitments and Contingencies
Legal Proceedings
In the first quarter of 2023, the Company entered into a module supply and purchase agreement (“MSPA”) with a third-party vendor in which the Company agreed to purchase 107 MW of solar panels for a total purchase price of $39.2 million. In the fourth quarter of 2023, the Company sent notices to the vendor to terminate certain purchase orders for solar panels that have not yet been delivered with a total purchase price of $33.1 million, which termination the vendor has disputed. Payments of $16.5 million were made to the vendor as 50% deposits associated with those purchase orders and is recorded in Property, plant and equipment, net on the Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023. The Company owes an immaterial amount to the vendor for solar panels that have been delivered.
In accordance with the pre-dispute resolution provisions of the MSPA, in the first and second quarters of 2024, the Company and vendor exchanged written notices of dispute with respect to the termination notices, and in June 2024 the Company sent the vendor a written demand for mediation. If the parties fail to come to a resolution through negotiation or mediation, the MSPA requires arbitration. The Company asserted that it was able to terminate the remaining individual purchase orders by paying a termination fee calculated per the provisions in the MSPA ranging from 10% to 100% of the purchase price based upon timing of the first shipment under each purchase order. The vendor disputed the Company’s interpretation of the MSPA stating that the MSPA could only be terminated in its entirety and not by individual purchase order, and that the fee associated therewith is 100% of the purchase price since the first shipment under the MSPA had occurred. The vendor has not yet delivered the solar panels included in the purchase orders that the Company had sought to terminate.
The Company is currently in active negotiations with the vendor and is evaluating all its options associated with this contract dispute, however, is unable to determine the potential outcome or amount of loss, if any.
The Company may become involved in other legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. Other than described above, as of June 30, 2024, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company. Refer to Note 20. Subsequent Events for additional information related to legal proceedings subsequent to June 30, 2024.
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of June 30, 2024, the Company has provided the requisite security for these agreements in the form of a standby letter of credit of $181.6 million. As of June 30, 2024, the Company had no unused letter of credit capacity.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from September 2024 through March 2030.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $0.8 billion to complete construction of the facilities and the closing of the purchase of membership interest pursuant to all conditions being met under such agreements. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled between 2024 and 2027. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.

Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed-upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. As of June 30, 2024, the Company was in compliance with all agreed-upon delivery quantities.
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
The Company's commitments with third parties under REC sales contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended June 30,	Number of RECs
2024-2025	159
2025-2026	75
2026-2027	48
2027-2028	47
2028-2029	47
Thereafter	241
Total	617
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures, which are governed by various agreements to which certain of the Company’s subsidiaries are individually a party to, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $968.8 million as of June 30, 2024. As of June 30, 2024, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
Refer to Note 1. Organization and Operations of the Company, Note 5. Variable Interest Entities, and Note 14. Related Parties for an additional discussion of the Company’s commitments and contingencies.
Leases
Lease agreements are evaluated at inception to determine whether they represent finance or operating leases. The Company has determined its leases represent operating leases, and accordingly, minimum rental expense is recognized on a straight-line basis over the lease term beginning with the lease commencement date. For finance leases, the minimum rental expense is recognized in a front-loaded expense pattern.

Maturities of the Company’s lease liabilities for each of the next five years and thereafter are as follows:

(in thousands)
Period ended June 30,	Operating Leases	Finance Leases
2024-2025	$9,175	$18
2025-2026	9,178	18
2026-2027	9,172	12
2027-2028	9,129	—
2028-2029	9,177	—
Thereafter	209,887	—
Total lease payments	255,718	48
Less: Imputed interest	(145,045)	(3)
Present value of lease liabilities	$110,673	$45

Note 14. Related Parties
Modified Special Unit
In accordance with the terms of the Fourth Operating Agreement, the Special Unitholder who was the holder of the Special Unit, which, prior to the completion of the Acquisition, entitled the Special Unitholder to receive the Performance Participation Fee and Liquidation Performance Participation Fee.
Under the Fifth Operating Agreement, the “Liquidation Performance Participation Distribution” is payable to the Liquidation Performance Unit (“LPU Holder”) upon the same terms described above with the exception that amounts that may be earned upon the occurrence of a listing of the Company’s shares (or a transaction in which the Company’s members receive shares of a company that is listed) on a national securities exchange are no longer payable in cash, but only in additional Class P-I shares, which will be valued for such purpose at their then fair market value as determined in accordance with the terms of the Fifth Operating Agreement at the time of such listing. In the case of a liquidation of the Company, amounts payable may be paid in additional shares of the Company, other securities and/or cash. Refer to Note 16. Equity for additional details on the Liquidation Performance Unit.
Transition Services Agreement
In connection with the Acquisition, Greenbacker Group LLC (“Group LLC”) and certain other parties (together, the “Service Recipients”) entered into a transition services agreement with Greenbacker Administration LLC (“Greenbacker Administration”) (the “Transition Services Agreement”). In November 2023, Group LLC and the Service Recipients entered into an amended transition services agreement (the “Amended Transition Services Agreement”), pursuant to which Greenbacker Administration is providing certain financial and corporate recordkeeping services to the Service Recipients until the earlier of: (i) December 31, 2025; (ii) such time as the parties terminate the services arrangement; or (iii) one month after such Service Recipient has been liquidated and dissolved. The Service Recipients shall be required to pay a fee of $200 per hour per person performing the services it receives under both the Transition Services Agreement and Amended Transition Services Agreement. The impact of the Transition Services Agreement and Amended Transition Services Agreement to the Consolidated Financial Statements for the three and six months ended June 30, 2024 and 2023 was not material.
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
GCM Managed Funds
The Company provides, through GCM, investment management services to Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”), GDEV I, GDEV II and GREC II. As a result, the Company records Investment Management revenue on the Consolidated Statements of Operations, as applicable, and more fully described below. The following table presents investment management revenue for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
GROZ:
Management fees	$73	$73	$145	$145
GDEV I:
Management fees	594	625	1,171	1,250
GDEV II:
Management Fees	741	721	1,158	1,032
GREC II:
Management fees	1,515	885	2,836	1,388
Performance participation fee	1,088	1,155	1,088	1,155
Administrative fees	$1,300	$966	$2,602	$1,391
Management fees, Performance participation fees and Administrative fees are included in Investment Management revenue on the Consolidated Statements of Operations.
The following table presents investment management receivable for the as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
GROZ:
Management fees receivable	$339	$194
GDEV II:
Management fees receivable	100	797
GREC II:
Management fees receivable	1,515	2,265
Performance participation fee receivable	1,088	499
Administrative fee receivable	$1,300	$2,408
Management fees, Performance participation fees and Administrative fees owed to the Company are included in Accounts receivable, net on the Consolidated Balance Sheets.
GROZ
Base management fees under GCM’s advisory fee agreement with GROZ are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital for GROZ.
The Company is also eligible to receive certain performance-based incentive fee distributions from GROZ, including upon liquidation of GROZ, subject to certain distribution thresholds as defined in the amended and restated limited liability company operating agreement of GROZ. The Company has not yet recognized any revenue related to GROZ incentive fee distributions.
GDEV I
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
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV I, including upon liquidation of GDEV I, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV I. The Company has not yet recognized any revenue related to GDEV I incentive fee distributions.
GDEV II

Base management fees under GCM's advisory agreement with GDEV II, dated November 11, 2022, are calculated as described herein. For the period from November 11, 2022 through the date on which the commitment period ends (as defined in the GDEV II amended and restated limited partnership agreement), the management fee will be calculated at an annual rate of 1.50% to 2.00%, depending on the limited partner, of the aggregate capital commitments to GDEV II. Beginning on the date following the date on which the commitment period terminates, the management fee is calculated at an annual rate of 1.50% to 2.00%, depending on the limited partner, of the aggregate cost basis of all portfolio securities of GDEV II.
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV II, including upon liquidation of GDEV II, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV II. The Company has not yet recognized any revenue related to GDEV II incentive fee distributions.
GREC II
Base management fees under GCM's advisory fee agreement with GREC II are to be calculated at a monthly rate of 1.25% annually of the aggregate net asset value (“NAV”) of the net assets attributable to Class F shares of GREC II plus an annual percentage of the aggregate NAV of the net assets attributable to Class I, Class D, Class T, and Class S shares in accordance with the following schedule:

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
In addition, the Company earns administrative fee revenue for certain technical, financial, legal, accounting, tax and operational asset management services performed by Greenbacker Administration. Pursuant to the administration agreement between GREC II and Greenbacker Administration, GREC II will reimburse Greenbacker Administration for the costs and expenses incurred by Greenbacker Administrator and any sub-administrators in performing their obligations and providing personnel and facilities to GREC II.
During 2023, the Company guaranteed $38.6 million of costs to complete ongoing construction of certain facilities currently owned or to be acquired by GREC II pursuant to the terms and conditions of various construction related contracts. The Company assigned the guarantees to GREC II during the first and second quarter of 2024.
Other Related Party Transactions
The Company entered into secured loans to finance the purchase and installation of energy-efficient lighting with AEC Companies. Certain of the loans with LED Funding LLC, an AEC Company, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own a direct, noncontrolling ownership interest in the Company. The loans between the AEC Companies and the Company, and the subsequent leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of June 30, 2024 and December 31, 2023, the Company was owed $0.1 million and $0.1 million, respectively, in lease payments from AEC Companies, which is included in Accounts receivable, net on the Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the principal balance of the loan receivable was $0.1 million and $0.2 million, respectively, which is included in Other noncurrent assets on the Consolidated Balance Sheets. The interest receivable as of June 30, 2024 and December 31, 2023 was not material. The payments received for the operating leases and the loan receivable during the six months ended June 30, 2024 were not material. There were no payments received on the operating leases and loan receivable during the six months ended June 30, 2023.

On September 1, 2023, GREC (together with the Company) and Mehul Mehta entered into a separation agreement where Mr. Mehta’s role as Chief Investment Officer with the Company terminated on September 1, 2023, and the Company engaged Mr. Mehta as a consultant. Pursuant to the separation agreement, Mr. Mehta received cash severance of $1.3 million and a grant of 0.1 million cash-settled restricted share units. Mr. Mehta’s previously granted 0.1 million restricted share units were forfeited. Refer to Note 17. Share-based Compensation for additional information on Mr. Mehta’s forfeited restricted share units and granted cash-settled restricted share units. Further, a certain number of Mr. Mehta’s Earnout Shares will vest on an accelerated basis. Mr. Mehta also had the ability to have Class P-I and Earnout Shares repurchased, depending on whether the Company’s current SRP has been terminated or suspended and subject to the terms of the separation agreement. In the second quarter of 2024, Mr. Mehta exercised his right to have Class P-I and Earnout Shares repurchased for approximately $3.9 million, to be paid by the Company subsequently in 2024. The Company recognized a payable for these repurchased shares within Other current liabilities on the Consolidated Balance Sheets. The remaining Class P-I shares totaling $3.1 million, subsequent to Mr. Mehta exercising his repurchase rights, were reclassified from temporary equity to permanent equity on the Consolidated Balance Sheets as of June 30, 2024. All remaining Participating Earnout Shares totaling $0.7 million were classified as temporary equity and recorded within temporary equity on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. In addition, the Company entered into a consulting agreement with Mr. Mehta to provide certain consulting, transition and other services. The term of the consulting agreement was from September 1, 2023 through January 2, 2024, with total consideration of $0.2 million paid in accordance with the Company’s normal payroll schedule.
In the second quarter of 2024, the Company entered into a MIPSA to sell its membership interest in Illinois Winds LLC to GREC II, an affiliate of the Company. Refer to Note 5. Variable Interest Entities for additional information.

Note 15. Noncontrolling Interests and Redeemable Noncontrolling Interests
Noncontrolling interests (“NCI”) represents the portion of net assets in consolidated subsidiaries that are not attributable, directly, or indirectly, to the Company. For accounting purposes, the holders of NCI of consolidated subsidiaries of the Company include Tax Equity Investors under the tax equity financing facilities as well as the NCI in GDEV GP, GDEV GP II and GREC II which are held by an employee of the Company.
Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the Tax Equity Investors achieve their agreed-upon rate of return, they are entitled to a portion of the applicable project’s operating cash flow, as well as substantially all of the project’s investment tax credits, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the Tax Equity Investors reach their target return between five and 10 years after the applicable project achieves commercial operation. The Company has determined that the contractual arrangements with Tax Equity Investors represent substantive profit-sharing arrangements and that income or loss should be attributed to these NCIs in each period using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. As of June 30, 2024, redeemable noncontrolling interests (“RNCI”) attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value was $1.8 million, and nonredeemable NCI attributable to Tax Equity Investors was $81.4 million. As of December 31, 2023, RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value was $2.2 million, and nonredeemable NCI attributable to Tax Equity Investors was $113.7 million. Net income (loss) attributable to noncontrolling interests for Tax Equity Investors was $(11.1) million and $(36.8) million and for the three and six months ended June 30, 2024, respectively. Net income (loss) attributable to noncontrolling interests for Tax Equity Investors was $(34.8) million and $(49.1) million for the three and six months ended June 30, 2023, respectively. For the six months ended June 30, 2024, contributions from Tax Equity Investors net of syndication costs of $1.3 million, totaled $13.3 million, all of which was received in the period, and distributions to Tax Equity Investors totaled $9.1 million, of which $5.0 million was paid in the period.
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of June 30, 2024 and December 31, 2023, the NCI attributable to the GDEV GP was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP for the three and six months ended June 30, 2024 and 2023 was not material.
The Company allocates income and loss to the NCI in GDEV GP II based on the contractual allocations within the GDEV GP II operating agreement. As of June 30, 2024 and December 31, 2023, the NCI attributable to the GDEV GP II was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the three and six months ended June 30, 2024 and 2023 was not material.
In the second quarter 2024, the Company entered into a MIPSA to sell its membership interest in Illinois Winds LLC to GREC II. The Company determined that after the closing date, it retained a controlling variable financial interest in Illinois Winds LLC under the guidance within ASC 810 and continued to consolidate the assets and liabilities of Illinois Winds LLC as a VIE. The $67.1 million membership interests in Illinois Winds LLC owned by GREC II are recorded within Noncontrolling interests on the Consolidated Balance Sheets as of June 30, 2024. Refer to Note 5. Variable Interest Entities for additional information.
As of June 30, 2024 and December 31, 2023, NCI attributable to other noncontrolling interest was $0.2 million.

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
In connection with the Acquisition, the Company issued 13.1 million newly designated Earnout Shares to Group LLC pursuant to a certificate of share designation of Class EO common shares of the Company (the “Certificate of Designation”). The Certificate of Designation was subsequently amended and restated in February 2024 (the “Amended and Restated Certificate of Designation”). The Amended and Restated Certificate of Designation amended the provision providing for the allocation of net capital gains realized in connection with the actual or hypothetical sale of all or substantially all of the assets of the Company. Earnout Shares are divided into three separate series, designated as “Tranche 1 Earnout Shares,” “Tranche 2 Earnout Shares,” and “Tranche 3 Earnout Shares,” and are comprised of 4.4 million Tranche 1 Earnout Shares, 4.4 million Tranche 2 Earnout Shares, and 4.4 million Tranche 3 Earnout Shares. Each separate series of Earnout Shares initially do not have the right to participate in any distributions paid by the Company. However, upon the achievement of separate benchmark targets applicable to each series in accordance with the terms of the Amended and Restated Certificate of Designation, or upon the occurrence of certain liquidity events, each series of Earnout Shares can become Participating Earnout Shares and will become entitled to priority allocations of profits and increases in value from the Company, and will (i) have equivalent economic and other rights as the Class P-I shares of the Company, (ii) vote together as a single class with the Class P-I shares on all matters submitted to holders of Class P-I shares generally, (iii) not have separate voting rights on any matters (other than amendments to the terms of the Participating Earnout Shares that affect such Participating Earnout Shares adversely and in a manner that is different from the terms of the Class P-I shares), and (iv) have the right to participate in all distributions payable by the Company, as if they were, and on a pari passu basis with, the Class P-I shares for all purposes set forth in the Fifth Operating Agreement. Prior to the satisfaction of these targets as per the terms and conditions of the Amended and Restated Certificate of Designation, Earnout Shares will not be entitled to (x) vote with other shares on matters submitted to the holders of shares generally or (y) receive any distributions made to any other holders of shares (and will not be entitled to any accrual of distributions prior to achieving the targets described in the Amended and Restated Certificate of Designation). As of June 30, 2024, certain Earnout Shares have earned participating status as discussed in Earnout Shares below.
In connection with the Acquisition, Group LLC received consideration of 24.4 million Class P-I shares and 13.1 million Earnout Shares. Holders of the Class P-I shares or Earnout Shares issued pursuant to the Contribution Agreement will not be permitted to sell or transfer the Class P-I shares or Earnout Shares for twelve months after the closing date of the Acquisition. See Earnout Shares— Footnote 16. Equity for the definition and additional information on the Contribution Agreement.
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
As of June 30, 2024, the Company issued 3.4 million Class A shares, 0.6 million Class C shares, 1.7 million Class I shares, 0.1 million Class P-A shares, 3.2 million Class P-I shares, 4.2 thousand Class P-D shares, 1.8 million Class P-S shares, and 16.4 thousand Class P-T shares for a total of 10.8 million aggregate shares issued under the DRP. As of December 31, 2023, the Company issued 3.3 million Class A shares, 0.6 million Class C shares, 1.6 million Class I shares, 0.1 million Class P-A shares, 2.8 million Class P-I shares, 3.7 thousand Class P-D shares, 1.6 million Class P-S shares, and 14.4 thousand Class P-T shares for a total of 10.0 million aggregate shares issued under the DRP.
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024 and through December 31, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares. As a result of the suspension of shareholders distributions and the DRP, shareholders will not be able to purchase additional shares through the DRP until such time, if any, as the Board of Directors affirmatively authorizes the recommencement of the shareholder distributions and the DRP. However, the Company can make no such assurances as to whether this will happen or the timing or terms of any recommencement.
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
Since none of the events that would trigger the Liquidation Performance Participation Distribution was considered probable to occur, no liability was recognized related to the LPU as of June 30, 2024 and December 31, 2023.
Additionally, certain employees of the Company received profits interest units from the LPU Holder in exchange for employment services. Since the LPU Holder does not have any other operations or assets, the distribution an employee grantee shall receive from these profits interest units is the equivalent of the Liquidation Performance Participation Distribution the Company shall make to the LPU Holder. The Company has determined that the profits interest units do not represent a substantive class of the Company’s equity, and therefore, shall account for the potential distribution to employees as a payable in accordance with ASC Topic 710, Compensation—General. Since none of the events that would trigger the distribution was considered probable to occur, no liability was recognized as of June 30, 2024 and December 31, 2023, and no compensation expense was recognized for the six months ended June 30, 2024 and 2023.
Earnout Shares
On May 19, 2022, the Company completed a management internalization transaction (“the Acquisition”) pursuant to which it acquired substantially all of the business and assets including intellectual property and personnel of its external advisor, GCM, Greenbacker Administration and GDEV GP (collectively, the “Acquired Entities”). For additional information on the Acquisition, see Part II — Item 8. — Consolidated Financial Statements and Supplementary Data — Note 3. Acquisitions in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The Earnout Shares included in purchase consideration are classified as contingent consideration liabilities and are subject to recurring fair value measurements until they reach the status of Participating Earnout Shares. As of June 30, 2024, the Run Rate Revenue exceeded $8.3 million but was less than $12.5 million. Accordingly, for the six months ended June 30, 2024, a total of 0.3 million Tranche 1 Earnout Shares with a fair value of $2.6 million achieved the status of Participating Earnout Shares, which was reclassified from Contingent consideration, net of current portion to Common stock, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the fair value of the Earnout Shares that had not yet achieved the status of Participating Earnout Shares was $40.6 million and $42.3 million, respectively. The fair value of the contingent consideration related to Participating Earnout Shares is reclassified from Contingent consideration, net of current portion to Common shares, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. The change in fair value of the contingent consideration, is included in General and administrative expense on the Consolidated Statements of Operations.
As of June 30, 2024, none of the Company’s preferred shares were issued and outstanding.
The following table is a summary of the shares issued, participating and repurchased during the period and outstanding as of June 30, 2024:

(in thousands)	Class A	Class C	Class I	Class P-A	Class P-I	Class P-D	Class P-S	Class P-T	Class EO(1)	Total
Shares outstanding as of December 31, 2023	15,809	2,706	6,533	850	124,039	192	44,514	249	3,730	198,622
Shares issued through reinvestment of distributions during the period	105	25	64	9	291	1	155	2	—	652
Shares repurchased during the period	(15)	(17)	—	—	(37)	—	(50)	—	—	(119)
Shares transferred during the period	—	—	—	—	11	—	(11)	—	—	—
Other capital activity	—	—	—	—	6	—	—	—	173	179
Shares outstanding as of March 31, 2024	15,899	2,714	6,597	859	124,310	193	44,608	251	3,903	199,334
Shares issued through reinvestment of distributions during the period	36	9	20	4	99	—	49	1	—	218
Shares repurchased during the period	(32)	—	(12)	—	(422)	—	—	—	(57)	(523)
Shares transferred during the period	—	—	—	—	—	—	—	—	—	—
Other capital activity	—	—	—	—	6	—	—	—	147	153
Shares outstanding as of June 30, 2024	15,903	2,723	6,605	863	123,993	193	44,657	252	3,993	199,182
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
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024 and through December 31, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares.

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S	EO
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—	$—
1-Dec-20	30-Jun-23	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158	$—
1-Jul-23	1-May-24	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158	$0.00158
The following table reflects the distributions declared during the six months ended June 30, 2024:

(in thousands)
Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2024	$7,610	$1,787	$9,397
March 1, 2024	7,145	1,691	8,836
April 1, 2024	7,607	1,821	9,428
May 1, 2024	7,373	1,757	9,130
Total	$29,735	$7,056	$36,791
The following table reflects the distributions declared during the six months ended June 30, 2023:

(in thousands)
Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2023	$7,386	$1,975	$9,361
March 1, 2023	6,679	1,777	8,456
March 31, 2023	7,420	1,942	9,362
May 1, 2023	7,114	1,888	9,002
June 1, 2023	7,373	1,934	9,307
July 3, 2023	7,145	1,871	9,016
Total	$43,117	$11,387	$54,504
All distributions paid for the six months ended June 30, 2024 and 2023 are expected to be reported as a return of capital to members for tax reporting purposes.

Note 17. Share-based Compensation
In May 2023, the Company’s Board of Directors adopted the 2023 Equity Incentive Plan, which authorized an aggregate of 5% of the common shares that are issued and outstanding as Class P-I shares for issuance to employees and non-employee directors. The maximum number of common shares authorized will be automatically increased by 1% on each anniversary of the effective date of the 2023 Equity Incentive Plan, until the total aggregate amount of issuable shares is 10% of the common shares issued and outstanding. The 2023 Equity Incentive Plan allows for the issuance of certain share awards. The Company’s Board of Directors determines the period over which share-based awards become exercisable and awards generally vest over a one to four-year period. As of June 30, 2024, there were 8.7 million shares available for future grants under the 2023 Equity Incentive Plan.
Share-based compensation expense is recognized within Direct operating costs and General and administrative expense on the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur. The following table summarizes share-based compensation expense recognized during the three and six months ended June 30, 2024:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Restricted share units	$2,476	$21	$4,611	$21
Cash-settled restricted share units	5	—	19	—
Performance restricted share units	491	—	846	—
Director’s fees	48	49	96	98
GDEV I incentive fees(1)	127	62	294	129
GDEV II incentive fees(1)	1,884	—	1,884	—
GDEV II special profits interest	24	45	24	79
EO Awards(2)	1,844	2,576	3,931	5,186
Total	$6,899	$2,753	$11,705	$5,513
(1) The GDEV I and GDEV II incentive fees are carried interest that were issued by GDEV GP and GDEV GP II to certain employees of GCM that provided services to GDEV GP and GDEV GP II.
(2) The Earnout Shares were granted in connection with the Acquisition.
Restricted Share Units
The Company grants service-based restricted share units to employees and non-employee directors under the 2023 Equity Incentive Plan. Compensation expense for these service-based restricted share units is based on the monthly share value (“MSV”) of the Company’s Class P-I shares on the business day prior to grant and is recognized ratably over the service period. There were 1.4 million of restricted share units granted during the six months ended June 30, 2024 with a weighted average fair value of $7.60 per share. Unrecognized compensation expense related to restricted share units as of June 30, 2024 was $7.2 million, which the Company expects to recognize over a weighted average period of 1.41 years.
The following table provides a summary of the restricted share unit activity during the six months ended June 30, 2024:

(in thousands, except for per share data)	Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2023	267	$7.78
Granted	1,392	$7.60
Vested	(549)	$7.27
Forfeited	(69)	$7.37
Unvested balance as of June 30, 2024	1,041	$7.84

Cash-Settled Restricted Share Units
As discussed in Note 14. Related Parties, in September 2023, 0.1 million previously issued restricted share units were forfeited and the Company simultaneously awarded 0.1 million new cash-settled restricted share units to a former employee of the Company. Of these cash-settled restricted share units, 67% vested on February 17, 2024 and were settled shortly thereafter, and 33% will vest on February 17, 2025 if the former employee does not violate the terms of a restrictive covenant set forth in such former employee’s separation agreement with the Company. The awards were fully vested on the grant date because the restrictive covenant does not create a substantive service condition. The fair value of these cash-settled restricted share units was $0.7 million on the grant date. The cash-settled restricted share units are measured at fair value each quarter until settled. The change in the fair value of the cash-settled restricted share units from the grant date through June 30, 2024 was not material.
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
The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance restricted share units awarded for the February 2024 performance restricted share unit grant:

Inputs	Performance Restricted Share Units
Weighted average grant-date fair value per Class P-I share	$8.27
Performance period (in years)	3.0
Expected share volatility	28.6%
Dividend yield	—%
Daily distribution rate	$0.00158
Risk-free interest rate	4.7%
The following table provides a summary of performance restricted share unit activity during the six months ended June 30, 2024:

(in thousands, except per share data)	Performance Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2023	1,067	$4.40
Granted	655	$3.82
Forfeited	(23)	$3.96
Unvested balance as of June 30, 2024	1,699	$4.18
EO Awards
The Company recognized share-based compensation expenses of $1.8 million and $3.9 million for the three and six months ended June 30, 2024 related to the EO Awards, which are included in General and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2024, unrecognized share-based compensation expense associated with the EO Awards is $11.9 million, which is expected to be amortized over a weighted average period of 1.5 years. The Company recognized total forfeitures of $0.7 million and $1.0 million during the three and six months ended June 30, 2024. Refer to Note 16. Equity for additional details.

GDEV I and GDEV II Incentive Fees
The GDEV I and GDEV II incentive fees were carried interest issued by GDEV GP and GDEV GP II to certain employees of GCM that provided services to GDEV GP and GDEV GP II. The Company accounts for the carried interests issued to employees in accordance with ASC 710. Holders of carried interest receive distributions based on carried interest received by GDEV GP and GDEV GP II from GDEV I and GDEV II once the management fee shortfall has been reduced to zero. Vesting among employees is based on either the continued service of the participant or on the achievement of performance goals set out in the applicable award agreement. The carried interests issued to employees are liability classified, and compensation expense for the carried interests is based on the change in the fair value of the carried interests. The compensation expense recognized on the carried interests are included in General and administrative expenses in the Consolidated Statements of Operations.

Note 18. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Basic and diluted:
Net (loss) income attributable to Greenbacker Renewable Energy Company LLC	$(10,826)	$13,814	$(19,305)	$(3,187)

Weighted average common shares outstanding used in computing net loss per share—basic	199,474	197,150	199,165	197,701
Weighted average common shares outstanding used in computing net loss per share—diluted	199,474	197,150	199,165	197,701

Net loss per share—basic	$(0.05)	$0.07	$(0.10)	$(0.02)
Net loss per share—diluted	$(0.05)	$0.07	$(0.10)	$(0.02)
Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists because their inclusion would result in an anti-dilutive effect on per share amounts. The effect of 2.8 million shares related to the Company’s share-based compensation awards for the three and six months ended June 30, 2024 were excluded from the calculation of diluted earnings per share as effect of such shares would have been anti-dilutive. The Company did not have any potentially dilutive shares for the three and six months ended June 30, 2023.

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
The following table presents the Company’s reportable segment financial results:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Energy revenue	$50,306	$44,599	$94,875	$82,394
Other revenue	2,027	1,770	2,695	3,269
Contract amortization, net	(3,460)	(4,751)	(6,075)	(9,744)
Total IPP revenue	$48,873	$41,618	$91,495	$75,919

Investment Management revenue	$5,577	$4,405	$9,508	$6,331
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

The following table reconciles total Segment Adjusted EBITDA to Net (loss) income attributable to Greenbacker Renewable Energy Company LLC:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$27,794	$21,283	$45,085	$36,803
IM Adjusted EBITDA	860	(880)	(300)	(2,153)
Total Segment Adjusted EBITDA	$28,654	$20,403	$44,785	$34,650

Reconciliation:
Total Segment Adjusted EBITDA	$28,654	$20,403	$44,785	$34,650
Unallocated corporate expenses	(6,602)	(6,691)	(13,498)	(15,516)
Total Adjusted EBITDA	$22,052	$13,712	$31,287	$19,134

Less:
Share-based compensation expense	6,899	2,753	11,705	5,513
Change in fair value of contingent consideration	433	(983)	926	1,317
Non-recurring professional services and legal fees	3,480	895	4,058	2,187
Non-recurring salaries and personnel related expenses	9	—	402	—
Depreciation, amortization and accretion(1)	24,158	38,038	47,393	60,155
Gain on deconsolidation, net	(5,722)	—	(5,722)	—
Impairment of long-lived assets, net	2	—	6,330	—
Operating loss	$(7,207)	$(26,991)	$(33,805)	$(50,038)

Interest (expense) income, net	(9,774)	947	(14,024)	(5,457)
Change in fair value of investments, net	(1,600)	(1,895)	(2,166)	678
Other (expense) income, net	(127)	(9)	(2)	30
Loss before income taxes	$(18,708)	$(27,948)	$(49,997)	$(54,787)

(Provision for) benefit from income taxes	(3,191)	7,412	(6,255)	2,619
Net loss	$(21,899)	$(20,536)	$(56,252)	$(52,168)

Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(11,073)	(34,350)	(36,947)	(48,981)
Net (loss) income attributable to Greenbacker Renewable Energy Company LLC	$(10,826)	$13,814	$(19,305)	$(3,187)
(1)Includes contract amortization, net in the amount of $3.5 million, $4.8 million, $6.1 million, and $9.7 million for the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations.
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
Sale of Certain OYA Assets
On July 11, 2024, OYA entered into a Membership Interest Purchase Agreement. OYA-Rosewood sold all its acquired interests in two underlying projects for $6.7 million. As a result of this sale, one of the guarantees GREC provided to certain financial institutions was terminated. The loan associated with the terminated guarantee has a principal amount of $7.6 million as of June 30, 2024 and had a maturity date in 2029. Refer to Note 5. Variable Interest Entities for additional information.
Additionally, on July 24, 2024, the Company also loaned an affiliate of OYA $2.5 million, by becoming a party to an amended existing loan agreement between GDEV I, an affiliate of the Company, certain other unrelated lenders, and the OYA affiliate. The amended loan agreement allows the Company to provide additional loans to OYA which is due on December 23, 2024 and bears interest at 12.00%.
GREC Warehouse Debt Facility
On July 22, 2024, GREC Warehouse Holdings I, LLC borrowed an additional $13.1 million under the financing agreement to fund the further development of the projects within the Warehouse.
Purchase of Cider Assets
On July 30, 2024, the Company acquired 100% of the membership interests in Cider, an estimated 685.2 MW solar asset that is currently in development with a planned completion date in the second half of 2026, for an approximate total purchase price of $54.3 million. The seller was the counterparty to a bridge loan agreement with the Company. Refer to Note 7. Notes Receivable. As part of the acquisition, the Company was deemed to have paid a purchase price in an amount equal to the principal and interest outstanding as of the closing date in addition to other payments made related to the transaction, and the seller was deemed to have made a payment to the Company in satisfaction of the principal and interest outstanding. In conjunction with the acquisition, the Company, through its wholly owned subsidiary Cider Solar Construction Owner LLC entered into an $81.0 million loan agreement with a syndicate of lenders. A principal repayment of at least $50.0 million is required by January 30, 2025 with the remaining principal balance outstanding due on the maturity date of July 30, 2028. The loan bears interest at 9.75% and payments of interest are due quarterly.
Restricted Share Units and Performance Restricted Share Units
In July 2024, the Company granted 1.3 million service-based restricted share units, with a fair value of $8.21 per share, to certain employees under the 2023 Equity Incentive Plan. Concurrently, the Company granted performance restricted share units of up to 1.3 million shares of the Company’s Class P-I shares to certain employees under the 2023 Equity Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC and the related notes and other financial information appearing elsewhere in this Quarterly Report for the three and six months ended June 30, 2024. The use of “we”, “us”, “our” and the “Company” refer, collectively to the Greenbacker Renewable Energy Company LLC and its subsidiaries, unless otherwise expressly stated or context otherwise requires. This Quarterly Report does not constitute an offer of any of the Company’s managed funds described herein.
Organizational Overview
Greenbacker Renewable Energy Company LLC (the “Company” or “GREC LLC”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through Greenbacker Capital Management LLC (“GCM”) investment management services to funds within the sustainable infrastructure and renewable energy industry. As of June 30, 2024, the Company’s fleet comprised 425 renewable energy projects with an aggregate power production capacity of approximately 3.2 gigawatts (“GW”), which includes operating capacity of approximately 1.6 GW and pre-operational capacity of approximately 1.6 GW. As of June 30, 2024, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024 and through December 31, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares. The Company offered the share repurchase program (“SRP”) pursuant to which quarterly share repurchases were conducted to allow shareholders to sell shares back to the Company. On September 23, 2023, the Company suspended the SRP (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder).
For an organizational structure chart depicting a simplified version of our structure, see Part I — Item 1. — Business — Organizational Overview in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.
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
Pre-Operational Assets
The increasing number of pre-operational renewable energy projects in our IPP business is a significant factor in our future revenue streams. As the Company acquires additional pre-operational assets, we must finalize construction and reach commercial operations before revenue is generated. We believe these assets, once operational, have the potential to generate significant operating revenues and cash flow for our business.
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
Inflation Reduction Act (“IRA”)
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

Results of Operations
Three months ended June 30, 2024 and 2023
The following table presents the Company’s consolidated results of operations for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue
Energy revenue	$50,306	$44,599	$5,707	12.8%
Investment Management revenue	5,577	4,405	1,172	26.6%
Other revenue	2,027	1,770	257	14.5%
Contract amortization, net	(3,460)	(4,751)	1,291	27.2%
Total net revenue	$54,450	$46,023	$8,427	18.3%

Operating expenses
Direct operating costs	24,063	26,514	(2,451)	(9.2)%
General and administrative	22,863	13,337	9,526	71.4%
Depreciation, amortization and accretion	20,451	33,163	(12,712)	(38.3)%
Gain on deconsolidation	(5,722)	—	(5,722)	N/A
Impairment of long-lived assets, net	2	—	2	N/A
Total operating expenses	61,657	73,014	(11,357)	(15.6)%

Operating loss	(7,207)	(26,991)	19,784	73.3%

Interest (expense) income, net	(9,774)	947	(10,721)	1132.1%
Change in fair value of investments, net	(1,600)	(1,895)	295	(15.6)%
Other (expense) income, net	(127)	(9)	(118)	1311.1%

Loss before income taxes	(18,708)	(27,948)	9,240	33.1%
(Provision for) benefit from income taxes	(3,191)	7,412	(10,603)	143.1%
Net loss	$(21,899)	$(20,536)	$(1,363)	(6.6)%
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(11,073)	(34,350)	23,277	67.8%
Net (loss) income attributable to Greenbacker Renewable Energy Company LLC	$(10,826)	$13,814	$(24,640)	178.4%

The following table presents the Company’s results of operations for each segment for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(dollars in thousands)	2024				2023
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$50,306	$—	$—	$50,306	$44,599	$—	$—	$44,599
Investment Management revenue	—	5,577	—	5,577	—	4,405	—	4,405
Other revenue	2,027	—	—	2,027	1,770	—	—	1,770
Operating revenue	$52,333	$5,577	$—	$57,910	$46,369	$4,405	$—	$50,774
Contract amortization, net	(3,460)	—	—	(3,460)	(4,751)	—	—	(4,751)
Total net revenue	$48,873	$5,577	$—	$54,450	$41,618	$4,405	$—	$46,023

Operating expenses
Direct operating costs	$20,346	$3,717	$—	$24,063	$21,852	$4,662	$—	$26,514
General and administrative	4,251	3,065	15,547	22,863	3,239	770	9,328	13,337
Depreciation, amortization and accretion	18,060	—	2,391	20,451	30,894	—	2,269	33,163
Gain on deconsolidation, net	(5,722)	—	—	(5,722)	—	—	—	—
Impairment of long-lived assets, net	2	—	—	2	—	—	—	—
Total operating expenses	$36,937	$6,782	$17,938	$61,657	$55,985	$5,432	$11,597	$73,014

Operating loss	$11,936	$(1,205)	$(17,938)	$(7,207)	$(14,367)	$(1,027)	$(11,597)	$(26,991)
Operating loss margin(1)	24%	(22)%	N/A	3%	(35)%	(23)%	N/A	(59)%

Segment adjusted EBITDA	$27,794	$860	$(6,602)	$22,052	$21,213	$(841)	$(6,660)	$13,712
Segment adjusted EBITDA margin(2)(3)	53%	15%	N/A	38%	46%	NM	N/A	27%
(1)Operating loss margin is calculated by dividing operating loss by total net revenue.
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
Energy revenue from the IPP segment was $50.3 million for the three months ended June 30, 2024, an increase of $5.7 million, or 12.8%, compared to the same period for 2023. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type.

The increase in Energy revenue is primarily driven by an increase of $3.6 million in Energy revenue generated by the Company’s operating solar fleet to Energy revenue to $27.7 million for the three months ended June 30, 2024, due to additional assets being placed in operation during and subsequent to the quarter ended June 30, 2023. The increase in Energy revenue within the period is also driven by an increase of $2.9 million in Energy revenue generated by the Company’s operating wind fleet to $17.0 million for the three months ended June 30, 2024, primarily due to increased production from the Company’s restarted wind repower projects from 2023, a large wind asset that was under repair in 2023 and higher than expected wind resources for generation. Refer to Electricity Production by Our Fleet below for additional information on operational summary statistics for the Company’s IPP fleet.
Other Revenue - IPP
Other revenue from the IPP segment was $2.0 million for the three months ended June 30, 2024, an increase of $0.3 million, or 14.5%, compared to the same period for 2023. The increase in Other revenue within the period is primarily driven by dividends declared by the Company’s equity method investments, primarily driven by Aurora Solar.
Contract Amortization, Net - IPP
Contract amortization, net within the IPP segment primarily represents amortization of intangible assets and out-of-market contracts recognized from PPA and REC contracts assumed through acquisitions related to the sale of energy in future periods for which the fair value has been determined to be less or more than market are amortized to revenue over the term of each underlying contract on a straight-line basis.
Contract amortization, net from the IPP segment was $3.5 million for the three months ended June 30, 2024, a decrease of $1.3 million, or 27.2%, compared to the same period for 2023. The decrease in Contract amortization, net is primarily driven by the impairment of certain intangible assets associated with a certain renewable energy asset in the third quarter. This was partially offset by three unfavorable PPA intangibles placed into service subsequent to the second quarter of 2023.
Direct Operating Costs - IPP

	Three months ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Operations and maintenance	$10,479	$10,526	$(47)	—%
Property taxes, insurance and site lease	7,128	7,597	(469)	(6)%
Salaries and benefits, professional fees and other	2,739	3,729	(990)	(27)%
Direct operating costs - IPP	$20,346	$21,852	$(1,506)	(7)%
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
Direct operating costs from the IPP segment were $20.3 million for the three months ended June 30, 2024, a decrease of $1.5 million, or 6.9%, compared to the same period for 2023. The decrease in Direct operating costs in the quarter ended June 30, 2024 primarily related to lower operating costs from the deconsolidation of EVCE in April 2024 compared to the same period in 2023 as well as a gain from insurance proceeds from a damaged power transformer. This was partially offset by a loss from termination of an existing purchase contract and increased operating costs from additional assets being placed in operation during and subsequent to the quarter ended June 30, 2023. Refer to Part I — Item 1 — Note 3. Acquisitions and Divestitures and Note 8. Property, Plant and Equipment, in the Notes to the Consolidated Financial Statements (unaudited) for more information on the deconsolidation of EVCE and the gain from insurance proceeds, respectively.
General and administrative
General and administrative expense from the IPP segment was $4.3 million for the three months ended June 30, 2024, an increase of $1.0 million, or 31.2%, compared to the same period for 2023. The increase in General and administrative expense is primarily related to an overall increase in salary and compensation related expenses due to increased headcount for various functions providing support to the IPP segment.

Depreciation, amortization and accretion
Depreciation, amortization and accretion expense from the IPP segment was $18.1 million for the three months ended June 30, 2024, a decrease of $12.8 million, or 41.5%, compared to the same period for 2023. The decrease in Depreciation, amortization and accretion expense within the period is primarily related to additional accelerated depreciation in recorded in the second quarter of 2023. The Company engaged in three wind repower projects in 2023 and accelerated depreciation on two projects where the existing assets were being retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Depreciation of fixed assets replaced were accelerated between the mobilization milestone date in the related EPC contract and the date of de-electrification of the project site during 2023. The decrease was partially offset by additional assets being placed in service during and subsequent to the quarter ended June 30, 2023.
Gain on deconsolidation, net
Gain on deconsolidation, net from the IPP segment was $5.7 million for the three months ended June 30, 2024. EVCE filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Colorado. As a result of the Bankruptcy Filing, the Company was, no longer deemed to have a controlling interest in EVCE under applicable accounting standards. As a result, EVCE was deconsolidated from the Company’s Consolidated Financial Statements as of April 17, 2024. Refer to Part I — Item 1 — Note 3. Acquisitions and Divestitures, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Investment Management
Revenue
The IM segment and the related revenue will be driven by GCM’s investment management platform through management fee and incentive, performance-based fee revenues from current and future third-party funds managed by GCM. The IM segment also generates administrative revenue from certain of its managed funds, from services performed by Greenbacker Administration.
The primary source of IM revenues are management fees and performance participation fees earned. Management fee revenue earned by our IM business are generally based upon the underlying net asset value, cost of investments or committed capital of GROZ, GDEV I, GDEV II and GREC II (“the managed funds”) for which GCM provides investment management services, primarily relating to capital raise and deployment as well as other investor relation functions for third party funds. For certain of our IM customers, the Company is also eligible to receive certain performance-based incentive fees.
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
Revenue from the IM segment was $5.6 million for the three months ended June 30, 2024, an increase of $1.2 million or 26.6%, compared to the same period for 2023. The increase in revenue within the period is primarily related to revenue earned from GREC II related to management and administrative fees as a result of the growth of assets under management at GREC II. Refer to Part I — Item 1 — Note 14. Related Parties, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Direct Operating Costs – IM
Direct operating costs within the IM segment represents the costs for the investment management services for the managed funds. This includes the costs to raise and deploy capital for such funds.
Direct operating costs from the IM segment was $3.7 million for the three months ended June 30, 2024, a decrease of $0.9 million, or 20.3%, compared to the same period for 2023. The decrease in Direct operating costs within the period is primarily related to lower administrative and business development related costs for the IM segment.
General and administrative
General and administrative expense from the IM segment was $3.1 million for the three months ended June 30, 2024, an increase of $2.3 million, or 298.1%, compared to the same period for 2023. The increase in General and administrative expense is primarily related to an increase in salary and compensation related expenses due to increased headcount for various functions providing support to the IM segment as well as additional share-based compensation expense related to GDEV II incentive fees. Refer to Part I — Item 1 — Note 17. Share-based Compensation, in the Notes to the Consolidated Financial Statements (unaudited) for more information on GDEV II incentive fees.

Corporate
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment. Unallocated corporate expenses also include non-recurring professional services and legal fees.
General and administrative expense for Corporate was $15.5 million for the three months ended June 30, 2024, an increase of $6.2 million, or 66.7%, compared to the same period for 2023. The increase in General and administrative expense is primarily related to an increase in salary and compensation related expenses primarily due to increased headcount for corporate functions as well as professional fees associated with various non-recurring projects. Additionally, the Company recognized additional expense related to new restricted share units and performance restricted share units granted subsequent to the second quarter of 2023. Refer to Part I — Item 1 — Note 17. Share-based Compensation, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Non-operating income and expense
Interest (expense) income, net
Interest (expense) income, net was $9.8 million of expense for the three months ended June 30, 2024, compared to $0.9 million of income for the same period for 2023. The change is primarily driven by an increase in interest expense related to our sale-leaseback transactions closed subsequent to the three months ended June 30, 2023. This was partially offset by a reduction in the favorable changes in fair value of the Company’s interest rate swaps. Refer to Part I – Item 1 – Note 10. Debt and Note 11. Derivative Instruments in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Change in fair value of investments, net
Change in fair value of investments, net was a gain of $1.6 million for the three months ended June 30, 2024, compared to a gain of $1.9 million for the same period for 2023. The change is primarily driven by the change in fair value of the Company’s investments, primarily an increase in fair value for the Company’s OYA investment, partially offset by a decrease in fair value for the Company’s Aurora Solar investment. Refer to Part I – Item 1 – Note 6. Fair Value Measurements and Investments in the Notes to the Consolidated Financial Statements (unaudited) for more information.
(Provision for) benefit from income taxes
(Provision for) benefit from income taxes was a $3.2 million provision for the three months ended June 30, 2024, compared to a $7.4 million benefit for the same period for 2023. The change is primarily driven by a change in the Company’s estimated effective tax rate to (12.5)% from 4.8% for the three months ended June 30, 2024 and 2023, respectively. The change in estimated effective tax rate is primarily due to the change in the estimated tax impact from the Company’s forecasted income attributable to GREC. This forecast changed from a loss in 2023 to income in 2024.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was $11.1 million for the three months ended June 30, 2024, compared to $34.3 million for the same period for 2023. The change is primarily related to a significant project that was placed into service in the second quarter of 2023, resulting in significant tax benefits being allocated to the Tax Equity Investor.

Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net (loss) income attributable to Greenbacker Renewable Energy Company LLC:

	Three months ended June 30,
(in thousands)	2024	2023
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$27,794	$21,283
IM Adjusted EBITDA	860	(880)
Total Segment Adjusted EBITDA	$28,654	$20,403

Reconciliation:
Total Segment Adjusted EBITDA	$28,654	$20,403
Unallocated corporate expenses	(6,602)	(6,691)
Total Adjusted EBITDA	$22,052	$13,712

Less:
Share-based compensation expense	6,899	2,753
Change in fair value of contingent consideration	433	(983)
Non-recurring professional services and legal fees	3,480	895
Non-recurring salaries and personnel related expenses	9	—
Depreciation, amortization and accretion(1)	24,158	38,038
Gain on deconsolidation, net	(5,722)	—
Impairment of long-lived assets, net	2	—
Operating loss	$(7,207)	$(26,991)

Interest (expense) income, net	(9,774)	947
Change in fair value of investments, net	(1,600)	(1,895)
Other (expense) income, net	(127)	(9)
Loss before income taxes	$(18,708)	$(27,948)

(Provision for) benefit from income taxes	(3,191)	7,412
Net loss	$(21,899)	$(20,536)

Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(11,073)	(34,350)
Net (loss) income attributable to Greenbacker Renewable Energy Company LLC	$(10,826)	$13,814
(1)Includes contract amortization, net in the amount of $3.5 million and $4.8 million for the three months ended June 30, 2024 and 2023, respectively, which is included in Contract amortization, net on the Consolidated Statements of Operations.
Refer to Part I – Item 1 – Note 19. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for further discussion on how the Company’s CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA and above for a discussion and analysis of the Company’s results of operations for each segment.

Six months ended June 30, 2024 and 2023
The following table presents the Company’s consolidated results of operations for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue
Energy revenue	$94,875	$82,394	$12,481	15.1%
Investment Management revenue	9,508	6,331	3,177	50.2%
Other revenue	2,695	3,269	(574)	(17.6)%
Contract amortization, net	(6,075)	(9,744)	3,669	37.7%
Total net revenue	$101,003	$82,250	$18,753	22.8%

Operating expenses
Direct operating costs	51,053	49,484	1,569	3.2%
General and administrative	42,211	32,658	9,553	29.3%
Depreciation, amortization and accretion	40,936	50,146	(9,210)	(18.4)%
Gain on deconsolidation, net	(5,722)	—	(5,722)	N/A
Impairment of long-lived assets, net	6,330	—	6,330	N/A
Total operating expenses	134,808	132,288	2,520	1.9%

Operating loss	(33,805)	(50,038)	16,233	32.4%

Interest (expense) income, net	(14,024)	(5,457)	(8,567)	(157.0)%
Change in fair value of investments, net	(2,166)	678	(2,844)	(419.5)%
Other (expense) income, net	(2)	30	(32)	(106.7)%

Loss before income taxes	(49,997)	(54,787)	4,790	8.7%
(Provision for) benefit from income taxes	(6,255)	2,619	(8,874)	338.8%
Net loss	$(56,252)	$(52,168)	$(4,084)	(7.8)%
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(36,947)	(48,981)	12,034	24.6%
Net (loss) income attributable to Greenbacker Renewable Energy Company LLC	$(19,305)	$(3,187)	$(16,118)	(505.7)%

The following table presents a discussion of the Company’s results of operations for each segment for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
(dollars in thousands)	2024				2023
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$94,875	$—	$—	$94,875	$82,394	$—	$—	$82,394
Investment Management revenue	—	9,508	—	9,508	—	6,331	—	6,331
Other revenue	2,695	—	—	2,695	3,269	—	—	3,269
Operating revenue	$97,570	$9,508	$—	$107,078	$85,663	$6,331	$—	$91,994
Contract amortization, net	(6,075)	—	—	(6,075)	(9,744)	—	—	(9,744)
Total net revenue	$91,495	$9,508	$—	$101,003	$75,919	$6,331	$—	$82,250

Operating expenses
Direct operating costs	$43,123	$7,930	$—	$51,053	$42,122	$7,362	$—	$49,484
General and administrative	9,282	4,370	28,559	42,211	6,748	1,370	24,540	32,658
Depreciation, amortization and accretion	36,156	—	4,780	40,936	45,684	—	4,462	50,146
Gain on deconsolidation, net	(5,722)	—	—	(5,722)	—	—	—	—
Impairment of long-lived assets, net	6,330	—	—	6,330	—	—	—	—
Total operating expenses	$89,169	$12,300	$33,339	$134,808	$94,554	$8,732	$29,002	$132,288

Operating loss	$2,326	$(2,792)	$(33,339)	$(33,805)	$(18,635)	$(2,401)	$(29,002)	$(50,038)
Operating loss margin(1)	3%	(29)%	N/A	(33)%	(25)%	(38)%	N/A	(61)%

Segment adjusted EBITDA	$45,085	$(300)	$(13,498)	$31,287	$36,803	$(2,153)	$(15,516)	$19,134
Segment adjusted EBITDA margin(2)(3)	46%	(3)%	N/A	29%	43%	(34)%	N/A	21%
(1)Operating loss margin is calculated by dividing operating loss by total net revenue.
(2)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Operating revenue.
(3)See later in this Item 2 for a reconciliation of total Segment Adjusted EBITDA to Net loss. See also Part I – Item 1 – Note 19. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for more information regarding our segment determination.
Independent Power Producer
Energy Revenue
Energy revenue from the IPP segment was $94.9 million for the six months ended June 30, 2024, an increase of $12.5 million, or 15%, compared to the same period for 2023. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type.
The increase in Energy revenue is primarily driven by an increase of $6.2 million in Energy revenue generated by the Company’s operating solar fleet to $43.1 million for the six months ended June 30, 2024, due to additional assets being placed in operation during and subsequent to the six months ended June 30, 2023. The increase in Energy revenue within the period is also driven by an increase in Energy revenue generated by the Company’s operating wind fleet of $4.4 million to $34.7 million for the six months ended June 30, 2024 primarily due to increased production from the Company’s restarted wind repower projects from 2023. Refer to Electricity Production by Our Fleet below for additional information on operational summary statistics for the Company’s IPP fleet.

Other Revenue - IPP
Other revenue from the IPP segment was $2.7 million for the six months ended June 30, 2024, a decrease of $0.6 million, or 18%, compared to the same period for 2023. The decrease in Other revenue within the period is primarily related to a reduction in interest income from notes receivable held by the Company.
Contract Amortization, Net - IPP
Contract amortization, net from the IPP segment was $6.1 million for the six months ended June 30, 2024, a decrease of $3.7 million, or 37.7%, compared to the same period for 2023. The decrease in Contract amortization, net is primarily driven by impairment of certain intangible assets associated with a certain renewable energy asset in the third quarter. This was partially offset by three unfavorable PPA intangibles placed into service subsequent to the second quarter of 2023.
Direct Operating Costs - IPP

	Six months ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Operations and maintenance	$22,316	$20,061	$2,255	11%
Property taxes, insurance and site lease	14,373	13,606	767	6%
Salaries and benefits, professional fees and other	6,434	8,455	(2,021)	(24)%
Direct operating costs - IPP	$43,123	$42,122	$1,001	2%
Direct operating costs from the IPP segment were $43.1 million for the six months ended June 30, 2024, an increase of $1.0 million, or 2%, compared to the same period for 2023. The increase in Direct operating costs within the period is primarily related to increased operating costs from additional assets being placed in operation during and subsequent to the quarter ended June 30, 2023 as well as a loss from termination of an existing purchase contract. This was partially offset by lower operating costs from the deconsolidation of EVCE in April 2024 compared to the same period in 2023 as well as a gain from insurance proceeds from a damaged power transformer. Refer to Part I — Item 1 — Note 3. Acquisitions and Divestitures and Note 8. Property, Plant and Equipment, in the Notes to the Consolidated Financial Statements (unaudited) for more information on the deconsolidation of EVCE and the gain from insurance proceeds, respectively.
General and administrative
General and administrative expense from the IPP segment was $9.3 million for the six months ended June 30, 2024, an increase of $2.5 million, or 38%, compared to the same period for 2023. The increase in General and administrative expense is primarily related to increase in salary and compensation related expenses due to increased headcount for various functions providing support to the IPP segment.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense from the IPP segment was $36.2 million for the six months ended June 30, 2024, a decrease of $9.5 million, or 21%, compared to the same period for 2023. The decrease in Depreciation, amortization and accretion expense within the period is primarily related to additional accelerated depreciation in the second quarter 2023. The Company engaged in three wind repower projects and began accelerating depreciation on two projects during 2023 where the existing assets were being retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Depreciation of fixed assets replaced is accelerated between the mobilization milestone date in the related EPC contract and the date of de-electrification of the project site in 2023. The decrease was partially offset by additional assets being placed in service during and subsequent to the quarter ended June 30, 2023.
Gain on deconsolidation, net
Gain on deconsolidation, net from the IPP segment was $5.7 million for the six months ended June 30, 2024. EVCE filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Colorado. As a result of the Bankruptcy Filing, the Company was, no longer deemed to have a controlling interest in EVCE under applicable accounting standards. As a result, EVCE was deconsolidated from the Company’s Consolidated Financial Statements as of April 17, 2024. Refer to Part I — Item 1 — Note 3. Acquisitions and Divestitures, in the Notes to the Consolidated Financial Statements (unaudited) for more information.

Impairment of long-lived assets, net
Impairment of long-lived assets, net from the IPP segment was $6.3 million for the six months ended June 30, 2024. The Company recognized an impairment of long-lived assets due to a change in state legislature that impacted the earnings potential on six projects. Refer to Part I — Item 1 — Note 8. Property, Plant and Equipment, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Investment Management
Revenue
Revenue from the IM segment was $9.5 million for the six months ended June 30, 2024, an increase of $3.2 million or 50%, compared to the same period for 2023. The increase in revenue within the period is primarily related to revenue earned from GREC II related to management and administrative fees as a result of the growth of assets under management at GREC II. Refer to Part I — Item 1 — Note 14. Related Parties, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Direct operating costs – IM
Direct operating costs from the IM segment was $7.9 million for the six months ended June 30, 2024, an increase of $0.6 million, or 8%, compared to the same period for 2023. The increase in Direct operating costs within the period is primarily related to administrative and distribution related costs, including salary and compensation related expenses, incurred to raise and deploy capital into the managed funds.
General and administrative
General and administrative expense from the IM segment was $4.4 million for the six months ended June 30, 2024, an increase of $3.0 million, or 219%, compared to the same period for 2023. The increase in General and administrative expense is primarily related to an increase in salary and compensation related expenses due to increased headcount for various functions providing support to the IM segment as well as additional share-based compensation expense related to GDEV II incentive fees. Refer to Part I — Item 1 — Note 17. Share-based Compensation, in the Notes to the Consolidated Financial Statements (unaudited) for more information on GDEV II incentive fees.
Corporate
General and administrative expense for Corporate was $28.6 million for the six months ended June 30, 2024, an increase of $4.0 million, or 16%, compared to the same period for 2023. The increase in General and administrative expense is primarily related to an increase in salary and compensation related expenses primarily due to increased headcount for corporate functions as well as professional fees associated with various non-recurring projects. Additionally, the Company recognized additional expense related to new restricted share units and performance restricted share units granted subsequent to the second quarter of 2023. Refer to Part I — Item 1 — Note 17. Share-based Compensation, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Non-operating income and expense
Interest (expense) income, net
Interest (expense) income, net was $14.0 million of expense for the six months ended June 30, 2024, compared to $5.5 million of expense for the same period for 2023. The change is primarily driven by interest expense related to our sale-leaseback transactions entered into subsequent to the six months ended June 30, 2023,offset by an increase in the favorable changes in fair value of our interest rate swaps. Refer to Part I – Item 1 – Note 10. Debt and Note 11. Derivative Instruments, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Change in fair value of investments, net
Change in fair value of investments, net was a gain of $2.2 million for the six months ended June 30, 2024, compared to a loss of $0.7 million in the same period for 2023. The change is primarily driven by the change in fair value of the Company’s investments, primarily an increase in fair value for the Company’s OYA investment, partially offset by a decrease in fair value for the Company’s Aurora Solar investment. Refer to Part I – Item 1 – Note 6. Fair Value Measurements and Investments in the Notes to the Consolidated Financial Statements (unaudited) for more information.

(Provision for) benefit from income taxes
(Provision for) benefit from income taxes was a provision of $6.3 million for the six months ended June 30, 2024, compared to a benefit of $2.6 million for the same period for 2023. The change is primarily driven by a change in the Company’s estimated effective tax rate to (12.5)% from 4.8% for the six months ended June 30, 2024 and 2023, respectively. The change in estimated effective tax rate is primarily due to the change in the estimated tax impact from the Company’s forecasted income attributable to GREC. This forecast changed from a loss in 2023 to income in 2024.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was $36.9 million for the six months ended June 30, 2024 compared to $49.0 million for the same period for 2023. The change is primarily related to a significant project that was place into service in the second quarter of 2023, resulting in significant tax benefits being allocated to the Tax Equity Investor.

Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	Six months ended June 30,
(in thousands)	2024	2023
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$45,085	$36,803
IM Adjusted EBITDA	(300)	(2,153)
Total Segment Adjusted EBITDA	$44,785	$34,650

Reconciliation:
Total Segment Adjusted EBITDA	$44,785	$34,650
Unallocated corporate expenses	(13,498)	(15,516)
Total Adjusted EBITDA	$31,287	$19,134

Less:
Share-based compensation expense	11,705	5,513
Change in fair value of contingent consideration	926	1,317
Non-recurring professional services and legal fees	4,058	2,187
Non-recurring salaries and personnel related expenses	402	—
Depreciation, amortization and accretion(1)	47,393	60,155
Gain on deconsolidation, net	(5,722)	—
Impairment of long-lived assets, net	6,330	—
Operating loss	$(33,805)	$(50,038)

Interest (expense) income, net	(14,024)	(5,457)
Change in fair value of investments, net	(2,166)	678
Other (expense) income, net	(2)	30
Loss before income taxes	$(49,997)	$(54,787)

(Provision for) benefit from income taxes	(6,255)	2,619
Net loss	$(56,252)	$(52,168)

Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(36,947)	(48,981)
Net (loss) income attributable to Greenbacker Renewable Energy Company LLC	$(19,305)	$(3,187)
(1)Includes contract amortization, net in the amount of $6.1 million and $9.7 million for the six months ended June 30, 2024 and 2023, respectively, which is included in Contract amortization, net on the Consolidated Statements of Operations.
Refer to Part I – Item 1 – Note 19. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for further discussion on how the Company’s CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA and above for a discussion and analysis of the Company’s results of operations for each segment.

Non-GAAP Financial Measures
This Quarterly Report includes certain non-GAAP financial measures that are not prepared in accordance with U.S. GAAP and that may be different from non-GAAP financial measures used by other companies. The Company believes EBITDA, Adjusted EBITDA and Funds from Operations (“FFO”) are useful to investors in evaluating the Company’s financial performance. Each of these measures should not be considered in isolation from or as superior to or as a substitute for other financial measures determined in accordance with U.S. GAAP, such as net income (loss) or operating income (loss). The Company uses these measures internally to establish forecasts, budgets and operational goals to manage and monitor its business, as well as evaluate its underlying historical performance and to measure incentive compensation, as we believe that these non-GAAP financial measures depict the true performance of the business by encompassing only relevant and controllable events, enabling the Company to evaluate and plan more effectively for the future. In addition, the Company’s debt agreements contain covenants that use a variation of these measures for purposes of determining debt covenant compliance. The Company believes that investors should have access to the same set of tools that its management uses in analyzing operating results. EBITDA, Adjusted EBITDA and FFO should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from EBITDA, Adjusted EBITDA and FFO are significant components in understanding and assessing the Company’s financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity, and may be different from similarly titled non-GAAP measures used by other companies. The presentations of EBITDA, Adjusted EBITDA and FFO should not be construed as an inference that the future results the Company will be unaffected by unusual or nonrecurring items.
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
The following table reconciles Net (loss) income attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and FFO:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net (loss) income attributable to Greenbacker Renewable Energy Company LLC	$(10,826)	$13,814	$(19,305)	$(3,187)
Add back or deduct the following:
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(11,073)	(34,350)	(36,947)	(48,981)
Provision for (benefit from) income taxes	3,191	(7,412)	6,255	(2,619)
Interest expense (income), net	9,774	(947)	14,024	5,457
Change in fair value of investments, net	1,600	1,895	2,166	(678)
Other expense (income), net	127	9	2	(30)
Depreciation, amortization and accretion(1)	24,158	38,038	47,393	60,155
EBITDA	$16,951	$11,047	$13,588	$10,117
Share-based compensation expense	6,899	2,753	11,705	5,513
Change in fair value of contingent consideration	433	(983)	926	1,317
Gain on deconsolidation, net	(5,722)	—	(5,722)	—
Impairment of long-lived assets, net	2	—	6,330	—
Non-recurring professional services and legal fees	3,480	895	4,058	2,187
Non-recurring salaries and personnel related expenses	9	—	402	—
Adjusted EBITDA	$22,052	$13,712	$31,287	$19,134
Cash portion of interest expense	(6,426)	(5,922)	(14,775)	(11,905)
Distributions to tax equity investors	(5,627)	(5,255)	(8,904)	(8,487)
FFO	$9,999	$2,535	$7,608	$(1,258)
(1)Includes contract amortization, net in the amount of $3.5 million and $6.1 million for the three and six months ended June 30, 2024, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations. Includes contract amortization, net in the amount of $4.8 million and $9.7 million for the three and six months ended June 30, 2023, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations.
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

The following table reconciles total equity per our Consolidated Balance Sheets as of June 30, 2024 to our NAV:

(in thousands, except per share data)	June 30, 2024
Total equity	$1,637,903
Add back or deduct the following:
Noncontrolling interests	(148,592)
Redeemable noncontrolling interests	(1,831)
Accumulated unrealized appreciation in fair value of investments	78,999
Net asset value (members’ equity)	$1,566,479

Shares outstanding	199,182
NAV per share	$7.86
The aggregate NAV of the Company’s common shares as of June 30, 2024 was $1.6 billion, or $7.86 per share, and was determined in accordance with the valuation guidelines as approved by the Company’s Board of Directors. Prior to the change in status, the Company recorded its renewable energy projects at fair value and recorded the changes in fair value as an unrealized gain or loss. Upon the change in status, this fair value accounting is no longer applicable, and the Company presents on a consolidated basis the underlying assets and liabilities of its subsidiaries in accordance with the applicable U.S. GAAP.
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

The following table provides for a breakdown of the major components of our NAV as of June 30, 2024:

(in thousands)
Components of NAV	June 30, 2024
Investment in renewable energy projects and secured loans, at fair value	$2,276,004
Cash and cash equivalents and Restricted cash	131,346
Derivative assets	117,158
Other current assets	54,669
Other noncurrent assets	331,377
Derivative liabilities	(672)
Other current liabilities	(62,769)
Long-term debt, including current portion	(1,008,294)
Other noncurrent liabilities	(272,340)
Net Asset Value	$1,566,479
Shares outstanding	199,182
The following table provides a breakdown of our total NAV and NAV per share by class as of June 30, 2024:

(in thousands, except per share data)
	Class
	A	C	I	P-A	P-I	P-D	P-S	P-T	EO	Total
NAV	$119,136	$20,114	$49,523	$6,720	$988,452	$1,540	$347,189	$1,969	$31,836	$1,566,479
Shares outstanding	15,903	2,723	6,605	863	123,993	193	44,657	252	3,993	199,182
NAV per share as of June 30, 2024	$7.491	$7.388	$7.498	$7.791	$7.972	$7.961	$7.775	$7.846	$7.972
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
The Company’s quarterly process to determine MSV per share class is performed in accordance with procedures approved by the Company’s Board of Directors. The MSV per share class as of June 30, 2024 was approved by the Company’s Board of Directors.
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

Current and Historical Monthly Share Values
The MSV for each class of the Company's shares, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A	P-I	P-S	P-T	P-D	EO
1-Feb-21	28-Feb-21	$8.550	$8.300	$8.550	$8.680	$8.960	$9.005	$9.005	$9.005	$—
1-Mar-21	31-Mar-21	$8.607	$8.351	$8.605	$8.731	$9.020	$9.005	$9.005	$9.005	$—
1-Apr-21	2-May-21	$8.607	$8.351	$8.605	$8.760	$9.019	$9.005	$9.005	$9.005	$—
3-May-21	31-May-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968	$—
1-Jun-21	30-Jun-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968	$—
1-Jul-21	1-Aug-21	$8.488	$8.241	$8.487	$8.682	$8.923	$8.994	$8.975	$8.968	$—
2-Aug-21	31-Aug-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962	$—
1-Sep-21	30-Sep-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962	$—
1-Oct-21	31-Oct-21	$8.466	$8.236	$8.466	$8.735	$8.914	$8.972	$9.012	$8.962	$—
1-Nov-21	30-Nov-21	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859	$—
1-Dec-21	2-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859	$—
3-Jan-22	31-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859	$—
1-Feb-22	28-Feb-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Mar-22	31-Mar-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Apr-22	1-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
2-May-22	31-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Jun-22	30-Jun-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Jul-22	31-Jul-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Aug-22	30-Aug-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
31-Aug-22	2-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003	$—
3-Oct-22	31-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003	$—
1-Nov-22	30-Nov-22	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
1-Dec-22	1-Jan-23	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
2-Jan-23	31-Jan-23	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
1-Feb-23	28-Feb-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
1-Mar-23	2-Apr-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
3-Apr-23	30-Apr-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
1-May-23	31-May-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$—
1-Jun-23	2-Jul-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$—
3-Jul-23	31-Jul-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$8.835
1-Aug-23	31-Aug-23	$8.260	$8.154	$8.264	$8.582	$8.761	$8.808	$8.805	$8.776	$8.835
1-Sept-23	1-Oct-23	$8.260	$8.154	$8.264	$8.582	$8.761	$8.808	$8.805	$8.776	$8.835
2-Oct-23	30-Oct-23	$8.260	$8.154	$8.264	$8.582	$8.761	$8.808	$8.805	$8.776	$8.835
31-Oct-23	30-Nov-23	$7.753	$7.658	$7.759	$8.075	$8.247	$8.289	$8.287	$8.261	$8.247
1-Dec-23	1-Jan-24	$7.753	$7.658	$7.759	$8.075	$8.247	$8.289	$8.287	$8.261	$8.247
2-Jan-24	31-Jan-24	$7.753	$7.658	$7.759	$8.075	$8.247	$8.289	$8.287	$8.261	$8.247
1-Feb-24	29-Feb-24	$7.788	$7.714	$7.792	$8.105	$8.274	$8.341	$8.350	$8.286	$8.274
1-Mar-24	31-Mar-24	$7.788	$7.714	$7.792	$8.105	$8.274	$8.341	$8.350	$8.286	$8.274
1-Apr-24	30-Apr-24	$7.788	$7.714	$7.792	$8.105	$8.274	$8.341	$8.350	$8.286	$8.274
1-May-24	31-May-24	$7.725	$7.665	$7.731	$8.042	$8.207	$8.262	$8.276	$8.216	$8.207
3-Jun-24	30-Jun-24	$7.725	$7.665	$7.731	$8.042	$8.207	$8.262	$8.276	$8.216	$8.207
1-Jul-24	31-Jul-24	$7.725	$7.665	$7.731	$8.042	$8.207	$8.262	$8.276	$8.216	$8.207
1-Aug-24	Current	$7.491	$7.435	$7.498	$7.807	$7.972	$8.015	$8.034	$7.979	$7.972
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

As illustrated below, this capacity growth enabled the Company’s fleet of clean energy projects to produce over 0.9 million megawatt hours (“MWh”) of total power during the three months ended June 30, 2024, marking a year-over-year increase of 20%. The increased production is driven by the solar energy segment, which included 0.6 million MWh of solar energy production, representing year-over-year growth of 19%.
The Company’s operating solar fleet includes 334 operating assets comprising 1,196 MW of capacity as of June 30, 2024, an increase of 25 operating assets and 217 megawatts (“MW”) capacity compared to the prior year period. Total production was 0.6 million MWh for the three months ended June 30, 2024, an increase of 0.1 million MWh compared to the prior year period. The increase is primarily due to additional assets being placed in operation during and subsequent to the quarter ended June 30, 2023
The Company’s operating wind fleet includes 16 operating assets comprising 393 MW of capacity as of June 30, 2024, an increase of 7 MW capacity compared to the prior year period. In addition, total production was 0.3 million MWh for the three months ended June 30, 2024, an increase of 0.1 million MWh compared to the prior year period. The increase is primarily due to increased production from the Company’s restarted wind repower projects from 2023, a large wind asset that was under repair in 2023 and higher than expected wind resources for generation.
Partially offsetting the overall increase of production, the Company’s biomass production decreased 10.8 thousand MWh for the three months ended June 30, 2024 due to the deconsolidation of EVCE in April 2024. Refer to Part I — Item 1 — Note 3. Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements (unaudited) for more information.
The table below provides summary statistics on the IPP fleet for the six months ended June 30, 2024 and 2023.

Portfolio Metrics	June 30, 2024	June 30, 2023	Change	Change as %
Power-production capacity of operating fleet at end of period	1.6 GW	1.4 GW	0.2 GW	15%
Power-generating capacity of pre-operational fleet at end of period	1.6 GW	2.0 GW	(0.4) GW	(18)%
Total power-generating capacity of fleet at end of period	3.2 GW	3.4 GW	(0.2) GW	(4)%
Total energy produced (MWh)	915,527	765,532	149,995	20%
YTD total energy produced at end of period (MWh)	1,559,748	1,341,887	217,861	16%
Total number of fleet assets at end of period	425	457	(32)	(7)%
The following table presents the Company’s operating fleet by the capacity for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
MWh by Technology	2024	2023	% Change	2024	2023	% Change
Solar	576,925	483,816	19%	884,754	739,041	20%
Wind	336,649	268,980	25%	662,056	574,609	15%
Biomass	1,953	12,736	(85)%	12,938	28,237	(54)%
Total	915,527	765,532	20%	1,559,748	1,341,887	16%

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

As of June 30, 2024 and December 31, 2023, the Company had $104.0 million and $96.9 million, respectively, in Cash and cash equivalents and $24.3 million and $85.2 million, respectively, in Restricted cash, current. In the short-term, we anticipate continuing to (1) increase our draw on current financing facilities, and (2) enter into new financing arrangements.
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
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024 and through December 31, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares. We also suspended our SRP effective September 23, 2023 (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder), and as a result, we expect to be able to devote a greater amount of our liquidity and capital resources to executing our broader business strategy. The Company is also currently engaged in a thorough assessment of the GREC fleet, with a view to potentially divest certain of the Company’s current investments where, as an active portfolio manager, the Company can unlock capital either for reinvestment or to return to our shareholders.
If we are unable to expand our sources of financing, fully utilize our available cash or otherwise meet the required terms and financial covenants associated with our financing arrangements, it may have an adverse effect on our ability to reinstate distributions to our shareholders and to fund and continue our operations. Our liquidity plans are also subject to a number of risks and uncertainties, including those described under the section titled Part I — Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
The weighted average interest rate including associated swap agreements, deferred financing costs and capitalized interest on total debt outstanding was 3.50% as of June 30, 2024. See Part I – Item 1 – Note 10. Debt, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
As of June 30, 2024 and December 31, 2023, the Company had $1.0 billion and $1.1 billion, respectively, in outstanding debt. Refer to Part I – Item 1 – Note 10. Debt, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
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

As of and for the fiscal quarter ended December 31, 2023, GREC Entity HoldCo was not in compliance with the debt service coverage ratio (as defined in the credit agreement) for the credit agreement related to GREC Entity HoldCo, which resulted in the Company’s classification of the debt to current liability as of December 31, 2023. The Company secured a waiver of default on June 12, 2024. Refer to Part I – Item 1 – Note 10. Debt in the Notes to the Consolidated Financial Statements (unaudited) for additional information.
Changes in Cash Flows
The following table shows cash flows from operating, investing and financing activities for the Company for the periods indicated:

	Six months ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$55,018	$8,471
Net cash used in investing activities	(121,681)	(167,065)
Net cash provided by financing activities	10,333	50,536
Net decrease in Cash, cash equivalents and Restricted cash	(56,330)	(108,058)
Operating Activities
Net cash provided by operating activities was $55.0 million for the six months ended June 30, 2024, an increase of $46.5 million, compared to the same period for 2023. The increase in net cash provided by operating activities is primarily due to the increase in cash provided from changes in operating assets and liabilities of $45.4 million for the six months ended June 30, 2024, compared to the prior year period. This increase was primarily from an increase in cash received of $44.3 million as a result of the full or partial termination of interest rate swaps and an increase in cash from operating activities of $13.0 million from other current and non current assets for the six months ended June 30, 2024, compared to the prior year period, offset by a decrease in cash from operating activities of $7.0 million from accounts payable and accrued assets and $3.1 million from accounts receivable due to timing and a decrease of $1.8 million from other current and noncurrent liabilities for the six months ended June 30, 2024, compared to the prior year period.
Investing Activities
Net cash used in investing activities was $121.7 million for the six months ended June 30, 2024, a decrease in cash used of $45.4 million, compared to the same period for 2023. The decrease in net cash used in investing activities is primarily due to a reduction in payments made for ongoing construction projects of $41.1 million related to our solar and wind fleet as pre-operating projects reached COD and a decrease in pre-operating projects acquired subsequent to the quarter ended June 30, 2023, $11.5 million of additional net deposits returned for property, plant and equipment primarily due to reimbursements of refundable deposits on certain of our property, plant and equipment and a decrease in purchases related to the Company’s equity method investments of $2.4 million. This was offset by additional loans made to Cider from the Company’s notes receivables of $8.7 million.
Financing Activities
Net cash provided by financing activities was $10.3 million for the six months ended June 30, 2024, a decrease of $40.2 million, compared to the same period for 2023. The decrease in net cash provided by financing activities is primarily driven by a decrease in cash proceeds from debt of $103.4 million due to a reduction in new borrowings and an increase in payments of existing debt, as well as payments of $87.3 million for the financing obligations related to sale-leasebacks entered in the fourth quarter of 2023 and first quarter of 2024 as well as a decrease in cash proceeds of $16.1 million from noncontrolling interests. This was partially offset by cash proceeds of $111.5 million related to the sale-leaseback transaction entered into during the six months ended June 30, 2024 and a decrease in use of cash of $46.9 million for the repurchase of common shares as the Company suspended the SRP subsequent to the quarter ended 2023.
Contractual Obligations
The Company has a variety of contractual obligations and commitments, both short-term and long-term in nature. We have included the following information related to commitments of the Company to further assist investors in understanding our outstanding commitments.

Debt Outstanding
The Company has various borrowings both at the corporate level and the project level. As of June 30, 2024 and December 31, 2023, the Company had $1.0 billion and $1.1 billion, respectively, in outstanding debt. The Company currently has $91.3 million of capacity available to draw on its existing debt facilities. Refer to Part I — Item 1 — Note 10. Debt, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of June 30, 2024, the Company has provided the requisite security for these agreements in the form of a standby letter of credit of $181.6 million. As of June 30, 2024, the Company had no unused letter of credit capacity.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from September 2024 through March 2030.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an outstanding balance of approximately $0.8 billion to complete construction of the facilities and the closing of the purchase of membership interest pursuant to all conditions being met under such agreements. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled between 2024 and 2027. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed-upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. As of June 30, 2024, the Company was in compliance with all agreed-upon delivery quantities.
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
If any of our REC counterparties fail to satisfy their contractual obligations, our revenues may decrease under replacement agreements, and we may incur expenses locating and executing such replacement agreements. For the majority of the forward REC contracts currently effective as of June 30, 2024, GREC and/or the Company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of June 30, 2024.

Pledge of Parent Company Guarantees
Pursuant to various tax equity structures, which are governed by various agreements to which certain of the Company’s subsidiaries are individually a party to, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $968.8 million as of June 30, 2024. As of June 30, 2024, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
In addition, the Company, along with the parent company of the other 50.00% member of OYA, provided a guarantee to the tax equity investor member in one of the partnerships, for which OYA is the partner, for the payment and performance of all obligations of these subsidiaries under the partnership documents as well as affiliate contracts. As of June 30, 2024, the Company considers it remote that it would be required to make payments under any of these guarantees. Refer to Part I — Item 1 — Note 5. Variable Interest Entities in the Notes to the Consolidated Financial Statements (unaudited) for further details.
Leases
Lease agreements are evaluated at inception to determine whether they represent finance or operating leases. The Company has determined its leases represent operating leases, and accordingly, minimum rental expense is recognized on a straight-line basis over the lease term beginning with the lease commencement date. For finance leases, the minimum rental expense is recognized in a front-loaded expense pattern. Refer to Part I — Item 1 — Note 13. Commitments and Contingencies in the Notes to the Consolidated Financial Statements (unaudited) for further details on the Company’s lease obligations.
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
Cash distributions for the six months ended June 30, 2024 were funded from cash on hand and other external financing sources. The Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s acquisition strategy to own pre-operational assets that are not yet generating cash from operations as well as the Company’s strategy of engaging in initiatives that include repowering projects where the existing assets are being retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity, a significant amount of distributions will continue to be funded from other external financing sources until such projects become operational. Management fee and incentive fee revenue from our IM segment is also utilized as a source of capital to fund distributions as this portion of our business grows.
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024 and through December 31, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares.
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
If all of the interest rate swaps had been discontinued on June 30, 2024, the counterparties would have owed the Company $117.2 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Eagle Valley Clean Energy LLC Bankruptcy
On April 17, 2024, EVCE filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code with the U.S. Bankruptcy Court for Colorado. The bankruptcy filing does not include Greenbacker Renewable Energy Company LLC, GREC or any of its subsidiaries engaged in continuing operations as debtors or guarantors. Refer to Part I — Item 1 — Note 3. Acquisitions and Divestitures and Note 10. Debt, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed under the heading Part I — Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the six months ended June 30, 2024, the Company issued 13.0 thousand Class P-A shares for net proceeds of $0.1 million, 0.4 million Class P-I shares for net proceeds of $3.2 million, 1.0 thousand Class P-D shares for net proceeds of $4.0 thousand, 0.2 million Class P-S shares for net proceeds of $1.7 million and 3.0 thousand Class P-T shares for net proceeds of $17.0 thousand under the DRP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. There were no selling commissions or other remunerations paid, directly or indirectly, in connection with shares issued under the DRP.
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024 and through December 31, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares.
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
For the three months ended June 30, 2024, and in connection with the death, disability or determination of incompetence of a shareholder, the Company repurchased 32.0 thousand Class A shares, nil Class C shares, 12.0 thousand Class I shares, nil Class P-A shares, 0.5 million Class P-I shares, nil Class P-D shares, nil Class P-S shares and nil Class P-T shares at a total purchase price of $0.2 million, nil, $0.1 million, nil, $3.5 million, nil, nil and nil, respectively, pursuant to the Company’s SRP.

The table below provides information concerning the Company’s repurchase of shares during the quarter ended June 30, 2024 pursuant to the Company’s SRP (solely in connection with the death, disability or determination of incompetence of a shareholder).

(in thousands, except per share data)
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Repurchase Shares Offered
April 1 to June 30, 2024	523	$8.16	523	9,747(1)
Total	523	$8.16	523	9,747
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

101*
The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 12, 2024, formatted in XBRL (eXtensible Business Reporting Language):

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

Greenbacker Renewable Energy Company LLC
Date: August 12, 2024	By	/s/ Charles Wheeler
Charles Wheeler Chairman, Chief Executive Officer and Director principal executive officer

Date: August 12, 2024	By	/s/ Michael Landenberger
Michael Landenberger Chief Accounting Officer principal financial and principal accounting officer