Form 10-Q
period 2024-09-30
Greenbacker Renewable Energy Co LLC
filed 2024-11-13
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 1, 2024, the registrant had 199,092,467 shares of common interests, $0.001 par value, outstanding.

1

i

GLOSSARY OF KEY TERMS
When the following terms and abbreviations appear in the text of this report, except as otherwise indicated, they have the meanings indicated below:

Acquisition	The management internalization transaction completed by the Company on May 19, 2022
Adjusted EBITDA	A non-GAAP financial measure that the Company uses as a performance measure as well as for internal planning purposes
Advisers Act	The Investment Advisers Act of 1940
AEC Companies	LED Funding LLC and Renew AEC One LLC
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASC 946 or Investment Basis	Investment Basis ASC Topic 946, Financial Services – Investment Companies. The accounting method used by the Company prior to the Acquisition on May 19, 2022
Aurora Solar	Aurora Solar Holdings, LLC
COD	Commercial Operations Date
CODM	Chief Operating Decision Maker
Contribution Agreement	Contribution agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC’s former parent, Greenbacker Group LLC under which the Acquisition was implemented
DRP	Distribution Reinvestment Plan
Earnout Shares	Class EO common shares issued as part of the Acquisition
EBITDA	A non-GAAP financial measure that adjusts income before income taxes to exclude interest, depreciation expense and amortization expense
EPC	Engineering, procurement, and construction
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
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

Forward Looking Statements
Various statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results, or to our expectations regarding future industry trends, are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under Part I — Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and Part II — Item 1A. Risk Factors and elsewhere in this Quarterly Report. All forward-looking statements are based upon information available to us on the date of this Quarterly Report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:
•volatility of the global financial markets and uncertain economic conditions, including changes in interest rates, inflationary pressures, recessionary concerns or global supply chain issues;
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
•the ability to obtain financing or raise capital to achieve our business plans;
•failure to attract and retain qualified personnel, increased labor costs, and the unavailability of skilled workers; and
•risks associated with non-compliance with certain covenant requirements under our credit facilities.
v

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,432	$96,872
Restricted cash, current	61,070	85,235
Accounts receivable, net	33,408	23,310
Derivative assets, current	16,082	24,062
Contingent consideration	40,808	—
Other current assets	26,983	62,429
Total current assets	286,783	291,908
Noncurrent assets:
Restricted cash	3,124	5,568
Property, plant and equipment, net	2,336,546	2,133,877
Intangible assets, net	421,958	453,214
Goodwill	221,314	221,314
Investments, at fair value	89,222	94,878
Derivative assets	65,604	118,106
Other noncurrent assets	220,388	140,740
Total noncurrent assets	3,358,156	3,167,697
Total assets	$3,644,939	$3,459,605

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$90,929	$79,288
Shareholder distributions payable	—	7,606
Contingent consideration, current	12,466	16,546
Current portion of long-term debt	106,204	82,855
Current portion of failed sale-leaseback financing and deferred ITC gain	45,667	69,436
Other current liabilities	14,110	7,997
Total current liabilities	269,376	263,728
Noncurrent liabilities:
Long-term debt, net of current portion	974,859	935,397
Failed sale-leaseback financing and deferred ITC gain, net of current portion	225,339	169,829
Contingent consideration, net of current portion	35,884	42,307
Deferred tax liabilities, net	52,803	58,696
Operating lease liabilities	201,010	108,406
Out-of-market contracts, net	183,946	194,785
Other noncurrent liabilities	56,882	53,492
Total noncurrent liabilities	1,730,723	1,562,912
Total liabilities	$2,000,099	$1,826,640

Commitments and contingencies (Note 13. Commitments and Contingencies)

Redeemable noncontrolling interests	$1,828	$2,179
Redeemable common shares, par value, $0.001 per share, 85 and 873 outstanding as of 2024 and 2023, respectively	—	1
Redeemable common shares, additional paid-in capital	658	7,245

Equity:
Preferred shares, par value, $0.001 per share, 50,000 authorized; none issued and outstanding	—	—
Common shares, par value, $0.001 per share, 350,000 authorized, 199,335 and 197,749 outstanding as of 2024 and 2023, respectively	199	198
Additional paid-in capital	1,788,843	1,770,060
Accumulated deficit	(409,130)	(306,525)
Accumulated other comprehensive income	36,661	45,932
Noncontrolling interests	225,781	113,875
Total equity	1,642,354	1,623,540
Total liabilities, redeemable noncontrolling interests and equity	$3,644,939	$3,459,605
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
Energy revenue	$48,396	$43,721	$143,271	$126,115
Investment Management revenue	4,878	2,842	14,386	9,174
Other revenue	2,083	2,626	4,778	5,896
Contract amortization, net	(3,355)	(4,088)	(9,430)	(13,832)
Total net revenue	$52,002	$45,101	$153,005	$127,353

Operating expenses
Direct operating costs	41,077	27,962	92,130	77,446
General and administrative	13,347	12,255	55,558	44,914
Depreciation, amortization and accretion	20,749	54,685	61,685	104,831
Gain on deconsolidation, net	—	—	(5,722)	—
Impairment of long-lived assets, net and project termination costs	26,380	50,662	32,710	50,662
Total operating expenses	101,553	145,564	236,361	277,853

Operating loss	(49,551)	(100,463)	(83,356)	(150,500)

Interest (expense) income, net	(21,134)	13,369	(35,158)	7,912
Change in fair value of investments, net	2,822	(1,945)	656	(1,268)
Other income, net	630	215	628	245

Loss before income taxes	(67,233)	(88,824)	(117,230)	(143,611)
Benefit from income taxes	8,834	11,536	2,579	14,155
Net loss	$(58,399)	$(77,288)	$(114,651)	$(129,456)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(12,027)	(16,827)	(48,974)	(65,808)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(46,372)	$(60,461)	$(65,677)	$(63,648)

Earnings per share
Basic	$(0.23)	$(0.31)	$(0.33)	$(0.32)
Diluted	$(0.23)	$(0.31)	$(0.33)	$(0.32)

Weighted average shares outstanding
Basic	199,486	197,153	199,273	199,653
Diluted	199,486	197,153	199,273	199,653
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(58,399)	$(77,288)	$(114,651)	$(129,456)

Total other comprehensive (loss) income, net of tax
Unrealized (loss) gain on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive (loss) income, net of tax	(24,716)	27,332	(9,271)	24,521
Total other comprehensive (loss) income, net of tax	$(24,716)	$27,332	$(9,271)	$24,521

Comprehensive loss	(83,115)	(49,956)	(123,922)	(104,935)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(12,027)	(16,827)	(48,974)	(65,808)
Comprehensive loss attributable to Greenbacker Renewable Energy Company LLC	$(71,088)	$(33,129)	$(74,948)	$(39,127)
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable common shares	Par value - redeemable common shares	Additional paid-in capital - redeemable common shares	Redeemable noncontrolling interests
Balances as of June 30, 2024	199,097	$199	$1,790,491	$(362,756)	$61,377	$148,592	$1,637,903	$85	$—	$657	$1,831
Repurchases of common shares	(102)	—	(794)	—	—	—	(794)	—	—	—	—
Deferred shareholder servicing fees	—	—	—	(2)	—	—	(2)	—	—	—	—
Unrealized loss on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(24,716)	—	(24,716)	—	—	—	—
Noncontrolling interests of Illinois Winds LLC	—	—	—	—	—	47,474	47,474	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	48,096	48,096	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(6,278)	(6,278)	—	—	—	(79)
Earnout Share participation	2	—	16	—	—	—	16	—	—	—	—
Earnout Share participation reclassification to temporary equity	—	—	(1)	—	—	—	(1)	—	—	1	—
Share-based compensation expense	6	—	1,010	—	—	—	1,010	—	—	—	—
Issuance of shares related to share-based compensation	332	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(1,879)	—	—	—	(1,879)	—	—	—	—
Net loss	—	—	—	(46,372)	—	(12,103)	(58,475)	—	—	—	76
Balances as of September 30, 2024	199,335	$199	$1,788,843	$(409,130)	$36,661	$225,781	$1,642,354	$85	$—	$658	$1,828
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable common shares	Par value - redeemable common shares	Additional paid-in capital - redeemable common shares	Redeemable noncontrolling interests
Balances as of December 31, 2023	197,749	$198	$1,770,060	$(306,525)	$45,932	$113,875	$1,623,540	873	$1	$7,245	$2,179
Issuance of common shares under distribution reinvestment plan	870	1	7,055	—	—	—	7,056	—	—	—	—
Repurchases of common shares	(316)	—	(2,545)	—	—	—	(2,545)	(428)	(1)	(3,515)	—
Deferred shareholder servicing fees	—	—	—	(51)	—	—	(51)	—	—	—	—
Shareholder distributions	—	—	—	(36,717)	—	—	(36,717)	—	—	(74)	—
Unrealized loss on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(9,271)	—	(9,271)	—	—	—	—
Noncontrolling interests of Illinois Winds LLC	—	—	—	—	—	114,566	114,566	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	61,408	61,408	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(15,182)	(15,182)	—	—	—	(244)
Buyout of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(179)
Earnout Share participation	322	—	2,660	—	—	—	2,660	—	—	—	—
Earnout Share participation reclassification to temporary equity	(11)	—	(92)	—	—	—	(92)	11	—	92	—
Class P-I Share reclassification to permanent equity	371	—	3,090	—	—	—	3,090	(371)	—	(3,090)	—
Share-based compensation expense	18	—	10,494	—	—	—	10,494	—	—	—	—
Issuance of shares related to share-based compensation	332	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(1,879)	—	—	—	(1,879)	—	—	—	—
Net loss	—	—	—	(65,677)	—	(48,905)	(114,582)	—	—	—	(69)
Redemption value adjustment for redeemable noncontrolling interest	—	—	—	(160)	—	19	(141)	—	—	—	141
Balances as of September 30, 2024	199,335	$199	$1,788,843	$(409,130)	$36,661	$225,781	$1,642,354	$85	$—	$658	$1,828
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable common shares	Par value - redeemable common shares	Additional paid-in capital - redeemable common shares	Redeemable noncontrolling interests
Balances as of June 30, 2023	196,917	$197	$1,758,468	$(172,451)	$53,283	$81,565	$1,721,062	—	$—	$—	$2,034
Issuance of common shares under distribution reinvestment plan	663	1	5,733	—	—	—	5,734	—	—	—	—
Repurchases of common shares	(46)	—	(387)	—	—	—	(387)	—	—	—	—
Deferred shareholder servicing fees	—	—	—	(35)	—	—	(35)	—	—	—	—
Shareholder distributions	—	—	—	(27,627)	—	—	(27,627)	—	—	—	—
Unrealized loss on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	27,332	—	27,332	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	18,236	18,236	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(4,812)	(4,812)	—	—	—	—
Earnout Share participation	229	—	2,002	—	—	—	2,002	—	—	—	—
Share-based compensation expense	6	—	3,155	—	—	—	3,155	—	—	—	—
Reclassification of participating Earnout Shares to temporary equity	(122)	—	(1,069)	54	—	—	(1,015)	122	—	1,016	—
Reclassification of Class P-I shares to temporary equity	(742)	(1)	(6,504)	349	—	—	(6,156)	742	1	6,155	—
Other noncontrolling interest activity	—	—	—	—	—	(75)	(75)	—	—	—	—
Net loss	—	—	—	(60,461)	—	(16,827)	(77,288)	—	—	—	—
Balances as of September 30, 2023	196,905	$197	$1,761,398	$(260,171)	$80,615	$78,087	$1,660,126	$864	$1	$7,171	$2,034
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable common shares	Par value - redeemable common shares	Additional paid-in capital - redeemable common shares	Redeemable noncontrolling interests
Balances as of December 31, 2022	198,044	$198	$1,763,061	$(114,680)	$56,094	$84,008	$1,788,681	$—	$—	$—	$2,034
Issuance of common shares under distribution reinvestment plan	1,974	3	17,119	—	—	—	17,122	—	—	—	—
Repurchases of common shares	(5,755)	(6)	(50,463)	—	—	—	(50,469)	—	—	—	—
Deferred shareholder servicing fees	—	—	—	(115)	—	—	(115)	—	—	—	—
Shareholder distributions	—	—	—	(82,131)	—	—	(82,131)	—	—	—	—
Unrealized loss on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	24,521	—	24,521	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	73,875	73,875	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(13,299)	(13,299)	—	—	—	—
Earnout Share participation	3,489	3	30,794	—	—	—	30,797	—	—	—	—
Share-based compensation expense	17	—	8,460	—	—	—	8,460	—	—	—	—
Reclassification of participating Earnout Shares to temporary equity	(122)	—	(1,069)	54	—	—	(1,015)	122	—	1,016	—
Reclassification of Class P-I shares to temporary equity	(742)	(1)	(6,504)	349	—	—	(6,156)	742	1	6,155	—
Other noncontrolling interest activity	—	—	—	—	—	(689)	(689)	—	—	—	—
Net loss	—	—	—	(63,648)	—	(65,808)	(129,456)	—	—	—	—
Balances as of September 30, 2023	196,905	$197	$1,761,398	$(260,171)	$80,615	$78,087	$1,660,126	$864	$1	$7,171	$2,034
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(114,651)	$(129,456)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation, amortization and accretion	71,115	118,663
Gain on deconsolidation, net	(5,722)	—
Impairment of long-lived assets, net	19,082	50,662
Share-based compensation expense	12,980	8,460
Changes in fair value of contingent consideration	(3,764)	(4,103)
Amortization of financing costs and debt discounts	4,273	3,743
Amortization of interest rate swap contracts	1,340	5,008
Change in fair value of interest rate swaps, net	(5,197)	(35,997)
Gain on interest rate swaps, net	(1,410)	—
Change in fair value of investments	(656)	1,268
Deferred income taxes	(2,579)	(14,155)
Interest expense on failed sale-leaseback financing and deferred ITC gain	8,558	—
Other	2,454	2,717
Changes in operating assets and liabilities:
Accounts receivable	(11,002)	(8,874)
Current and noncurrent derivative assets	53,749	33,947
Other current and noncurrent assets	7,815	(13,867)
Accounts payable and accrued expenses	21,445	13,433
Operating lease liabilities	(500)	(826)
Other current and noncurrent liabilities	(990)	3,499
Net cash provided by operating activities	56,340	34,122

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(236,837)	(266,338)
Net deposits returned (paid) for property, plant and equipment	7,982	(4,500)
Purchases of investments	(271)	(4,048)
Return of capital on investments	6,584	—
Loans made to other parties	(17,658)	—
Receipts from notes receivable	46,204	12,450
Net cash used in investing activities	(193,996)	(262,436)

Cash Flows from Financing Activities
Shareholder distributions	(37,341)	(65,278)
Return of collateral paid for swap contract	—	1,735
Repurchases of common shares	(1,773)	(50,035)
Shares withheld related to net share settlement of equity awards	(1,880)	—
Deferred shareholder servicing fees	(2,380)	(2,654)
Contributions from noncontrolling interests	87,692	73,910
Distributions to noncontrolling interests	(12,906)	(12,828)
Buyout of noncontrolling interest	(179)	—
Proceeds from borrowings	274,689	261,371
Payments on borrowings	(202,386)	(88,170)
Proceeds from failed sale-leaseback	111,453	—
Payments on failed sale-leaseback	(87,275)	—
Payments for loan origination costs	(5,107)	(3,200)
Net cash provided by financing activities	122,607	114,851

Net decrease in Cash, cash equivalents and Restricted cash	(15,049)	(113,463)
Cash, cash equivalents and Restricted cash at beginning of period	187,675	190,698
Cash, cash equivalents and Restricted cash at end of period	$172,626	$77,235
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
These Notes to the Consolidated Financial Statements (unaudited) were prepared as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023, respectively. All references to the “Company” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
Note 1. Organization and Operations of the Company
Organization
Greenbacker Renewable Energy Company LLC (the “Company” or “GREC LLC”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through Greenbacker Capital Management LLC (“GCM”) investment management services to funds within the sustainable infrastructure and renewable energy industry. As of September 30, 2024, the Company’s fleet comprised 425 renewable energy projects with an aggregate power production capacity of approximately 3.2 gigawatts (“GW”), which includes operating capacity of approximately 1.6 GW and pre-operational capacity of approximately 1.6 GW. As of September 30, 2024, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
The Company conducts substantially all its operations through its wholly owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). The Company operates as a fully integrated and internally managed company after acquiring GCM and several other related entities, which are now wholly owned subsidiaries of GREC. The Company’s fiscal year-end is December 31.
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the distribution reinvestment plan (“DRP”) which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares. The Company offered the share repurchase program (“SRP”) pursuant to which quarterly share repurchases were conducted to allow shareholders to sell shares back to the Company. On September 23, 2023, the Company suspended the SRP (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder). Refer to Note 16. Equity for additional information.

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
Interim Financial Statements
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Consolidated Financial Statements presented in this Quarterly Report are unaudited; however, in the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year.
The Company presents amounts in the Consolidated Financial Statements in thousands within tables and millions within text (unless otherwise specified) and calculates all percentages and per share data from underlying whole dollar amounts. Thus, certain amounts may not foot, cross foot, or recalculate based on reported numbers due to rounding. Prior period amounts have been updated to be presented in thousands and differences to prior filings are due to rounding.
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
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions.
The Company evaluates the adequacy of its reserves and the estimates used in calculations on an on-going basis. Significant areas requiring management to make estimates include, but are not limited to: (i) the fair values of the reporting units used in assessing the recoverability of goodwill; (ii) estimates of future undiscounted net cash flows used in assessing the recoverability of long-lived assets; (iii) the change in fair value of equity method investments for which the fair value option has been elected; (iv) the change in fair value of contingent consideration; (v) the useful lives of intangible assets; (vi) the grant date fair value of restricted share units and performance restricted share units; (vii) derivative assets for the interest rate swaps; and (viii) valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income. Although some variability is inherent in these estimates, the Company believes that the current estimates are reasonable in all material respects. Adjustments related to changes in estimates are reflected in the Company’s Consolidated Financial Statements in the period for which those estimates changed. Refer to the subsequent footnotes to these Condensed Consolidated Financial Statements for additional information on the Company’s estimates.

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
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that aggregate to the beginning and ending balances shown in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024:

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$108,432	$96,872
Restricted cash, current	61,070	85,235
Restricted cash	3,124	5,568
Total cash and cash equivalents and restricted cash	$172,626	$187,675
Supplemental Cash Flow Information
The following table presents information regarding the Company’s non-cash investing and financing activities as well as the cash paid for interest:

	Nine months ended September 30,
(in thousands)	2024	2023
Non-cash investing activities
Capital expenditures incurred but not paid	$30,834	$50,328

Non-cash financing activities
Deferred shareholder servicing fees payable	$7,940	$8,434
Redemptions payable	4,648	32,631
Distribution payable to shareholders	—	7,940
Non-cash contributions from noncontrolling interests, net	87,865	—
Non-cash distributions to noncontrolling interests	$1,858	$3,777

Cash paid for
Interest paid, net of amounts capitalized	$31,606	$19,194
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

As part of the arrangement, the Company will still operate and earn revenues from the facility throughout the lease term while the lessor will be entitled to all available tax benefits. The Company is statutorily obligated to continue operating the facility over the five-year recapture period. The Company has the option to renew the lease or repurchase the assets sold at the end of the lease term or earlier since an early buy option is present in the contract. The investment tax credits (“ITCs”), and other tax benefits associated with these projects transfer to the lessor/buyer; however, the payments are structured so that the Company is compensated for the transfer of the related tax attributes.
The Company applies the guidance within ASC 842-10-15-28 and ASC 606-10-25-19 analogically on separating components of a contract to determine whether the ITCs received by lessor/buyer and the Company’s corresponding obligations to continue operating the projects should be separated from the financing liability. The Company determined these transactions to consist of two components: the aforementioned financing obligation as well as income from the transfer of the associated tax benefits which are initially deferred and will be recognized over the five-year recapture period on the anniversary date of each transaction.
The Company applies the guidance within ASC 606-10-32-16 through 17 to assess the deferred gain related to the transfer of the tax benefits and determined these transactions to have significant financing component present in the contract. The effect of significant financing component is recorded as an adjustment or an increase to Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion on the Consolidated Balance Sheets using an appropriate interest rate determined by the Company. As a result, the Company records the deferred gain attributable to the transfer of the tax attributes over the contractual or five-year ITC recapture period in earnings with the associated interest recorded as Interest (expense) income, net on the Consolidated Statements of Operations.
Origination costs are capitalized and amortized as interest expense on a straight-line basis over the term of the related lease term and presented as a direct deduction from the carrying amount of the related financing obligation on the Consolidated Balance Sheets.
Refer to Note 10. Debt for more details regarding sale leaseback transactions recorded as financing arrangements.
Risks and Uncertainties
The Company’s business and the success of its strategies are affected by global and domestic economic, political and market conditions generally and including the local economic conditions where its assets are located. Certain external events such as public health crises (e.g., COVID-19), natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, and the more recent Middle East conflict, have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, changes in interest rates, supply chain issues, labor shortages and recessionary concerns. The Federal Reserve has reduced interest rates during 2024; however, there is no guarantee further reductions in interest rates may occur. The full impact of such external events on the financial and credit markets and consequently on the Company’s future financial conditions and results of operations is uncertain and cannot be fully predicted. The Company continues to monitor these events and will adjust its operations as necessary.
Concentration of Risk
The Company’s derivative financial instruments and PPAs potentially subject the Company to concentrations of credit risk. The maximum exposure to loss due to credit risk of counterparties to either: (i) the Company’s derivative financial instruments or (ii) the Company’s PPAs, would generally equal: (a) the fair value of derivative financial instruments presented in the Company’s Consolidated Balance Sheets or (b) the revenue otherwise expected to be earned under the terms of the PPAs, had the relevant offtakers performed their obligations. The Company manages this credit risk by maintaining a diversified portfolio of creditworthy counterparties.
The Company determines which customers, if any, comprise over ten percent of either revenue or accounts receivable. The Company had no customers from which revenue exceeded ten percent of total revenue for the three and nine months ended September 30, 2024. The Company had no customers from which revenue exceeded ten percent of total revenue for the three and nine months ended September 30, 2023. As of September 30, 2024, the Company had one customer from which the receivable balance was 23.8% of total accounts receivable. As of December 31, 2023, the Company had one customer from which the receivable balance was 24.4% of total accounts receivable.
Refer to Note 11. Derivative Instruments and Note 4. Revenue for further details.

Recent Accounting Pronouncements - Adopted
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-01, “Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” which provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. The amendments in ASU 2024-01 are effective for fiscal years beginning after December 15, 2024, with the early adoption permitted. The amendments may be applied either retrospectively or prospectively on the date of adoption. The Company elected to early adopt the amendments in ASU 2024-01 prospectively and will apply this ASU to all new profits interest awards issued beginning January 1, 2024. The ASU did not have any impact on its Consolidated Financial Statements and related disclosures in relation to its existing share-based compensation arrangements as it was adopted prospectively.
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

Note 3. Acquisitions and Divestitures
Acquisitions
In accordance with ASC Topic 805 (“ASC 805”), Business Combinations, for acquisitions in which the Company acquires assets, including intangible assets, and assumes liabilities that do not constitute a business, the amount of the purchase consideration is equal to the fair value of the net assets acquired. The purchase consideration, including transaction costs, is allocated to the individual assets and liabilities assumed based on their relative fair values.
Acquisition of Cider Assets
On July 30, 2024 (the “Closing Date”), the Company acquired 100% of the membership interests in Hecate Energy Cider Solar LLC (“Cider”), an estimated 685.2 MW solar asset that is currently in development with a planned completion date in the second half of 2026, for a total consideration of $55.1 million. The acquisition of Cider was accounted for as an asset acquisition in accordance with ASC 805. The seller was the counterparty to a bridge loan agreement with the Company. As part of the acquisition purchase price, the Company was deemed to have received an amount of $44.2 million of the principal and interest outstanding under the bridge loan agreement as of the Closing Date, and the seller was deemed to have repaid to the Company in satisfaction of the principal and interest outstanding. Additionally, the Company paid cash consideration of $5.8 million on the Closing Date and assumed an additional liability of $5.1 million as of the Closing Date, of which $4.5 million was subsequently paid in the third quarter of 2024 and the remaining $0.6 million was recorded within Accounts payable and accrued expenses on the Consolidated Balance Sheets as of September 30, 2024. Refer to Note 7. Notes Receivable for additional information on the bridge loan agreement between the seller and the Company. The total consideration of $55.1 million was allocated on a relative fair value basis, of which $54.3 million was allocated to Property, plant and equipment, net with the remainder related to prepaid lease expenses allocated to Other current assets on the Consolidated Balance Sheets as of September 30, 2024.
Concurrently, in conjunction with this acquisition, the Company, through its wholly owned subsidiary Cider Solar Construction Owner LLC, entered into an $81.0 million loan agreement with a syndicate of lenders. Refer to Note 10. Debt for additional discussion.
Other Acquisitions
During the nine months ended September 30, 2023, the Company acquired membership interests in 18 renewable energy projects all of which were either in development or under construction, for total consideration of $41.4 million. For the nine months ended September 30, 2023, $37.1 million had been allocated on a relative fair value basis to the assets acquired to Property, plant and equipment, net, with the remainder allocated to Intangible assets, net on the Consolidated Balance Sheets. Intangible assets acquired were favorable PPA assets with a weighted-average amortization period of 21.6 years.
Other than described above, the Company did not acquire any other membership interests during the nine months ended September 30, 2024.
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts, and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects reaching milestones as specified in the acquisition agreements. The Company records these balances within Contingent consideration, current on the Consolidated Balance Sheets.
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

Note 4. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as reported in the Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Energy sales	$41,729	$36,779	$122,325	$108,788
RECs and other incentives	6,667	6,942	20,946	17,327
Investment Management revenue	4,878	2,842	14,386	9,174
Other revenue	2,083	2,626	4,778	5,896
Contract amortization, net	(3,355)	(4,088)	(9,430)	(13,832)
Total net revenue	$52,002	$45,101	$153,005	$127,353
Add: Contract amortization, net	3,355	4,088	9,430	13,832
Less: Lease revenue	(2,380)	(2,314)	(7,944)	(7,867)
Less: Investment, dividend and interest income	(1,917)	(2,520)	(4,461)	(5,453)
Total net revenue from contracts with customers	$51,060	$44,355	$150,030	$127,865
Contract Amortization, net
Intangible assets and out-of-market contracts recognized from PPA and REC contracts assumed through acquisitions related to the sale of energy in future periods for which the fair value has been determined to be less or more than market are amortized to revenue over the term of each underlying contract on a straight-line basis.
Contract Balances
The Company’s billing practices are dictated by the contract terms and are typically done in arrears based upon the amount of power delivered in the prior period.
The Company did not record any contract assets as of September 30, 2024 and December 31, 2023, as none of its rights to payment were subject to a particular event other than passage of time. Included within the Accounts receivable, net balance on the Consolidated Balance Sheets, the Company had a receivable balance of $19.7 million and $19.9 million, related to contracts with customers as of September 30, 2024 and December 31, 2023, respectively.
The Company has contract liabilities related to amounts received in advance from certain PPA customers upon the related solar projects reaching commercial operations date (“COD”). As of September 30, 2024 and December 31, 2023, the Company recorded $3.4 million and $3.6 million, respectively, of contract liabilities in Other noncurrent liabilities in the Consolidated Balance Sheets. For the three and nine months ended September 30, 2024, the Company’s amortization due to contract liabilities was $0.2 million and $0.3 million, respectively. The Company’s amortization due to contract liabilities were not material for the three and nine months ended September 30, 2023.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract (i.e., commissions) are recognized as an asset if the entity expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The Company has capitalized $4.2 million and $3.9 million, in costs to obtain a contract as of September 30, 2024 and December 31, 2023, respectively, within Other noncurrent assets in the Consolidated Balance Sheets. The Company’s amortization related to costs to obtain a contract were not material for the three and nine months ended September 30, 2024 and 2023.

Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of September 30, 2024, the Company had $8.9 million of remaining performance obligations.
The following table includes the approximate amounts expected to be recognized related to remaining performance obligations for each of the next five years and thereafter:

(in thousands)
Period ended September 30,	Amount
2024-2025	$2,345
2025-2026	2,013
2026-2027	876
2027-2028	875
2028-2029	875
Thereafter	1,941
Total	$8,925

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
As of September 30, 2024 and December 31, 2023, the Company consolidated each tax equity partnership for which it is the managing member and considered the primary beneficiary. As of September 30, 2024, the assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.7 billion and $290.4 million, respectively. As of December 31, 2023, the assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.5 billion and $283.4 million, respectively. The assets largely consisted of property, plant and equipment, and the liabilities primarily consisted of out-of-market contracts.
Illinois Winds LLC
In the second quarter of 2024, the Company entered into a Membership Interest Purchase and Sale Agreement (“MIPSA”) to sell its membership interest in Illinois Winds LLC to Greenbacker Renewable Energy Company II, LLC (“GREC II”). As a part of the MIPSA, GREC II paid no cash consideration to the Company at closing of the transaction (the “Closing”). The total purchase price is variable and subject to repricing based on certain variables associated with the project, such as build costs, forecasted production, and financing assumptions. The estimated purchase price consists of $38.1 million payable to the Company upon GREC II obtaining construction financing for the project, plus a development fee subject to repricing, payable in two installments at certain construction milestones. The Company expects the variables to be finalized in 2025 at which time the final development fee will be paid. If GREC II failed to obtain a construction financing by October 31, 2024, the Company had the right, but not the obligation, to repurchase the asset. GREC II was not able to obtain the financing by October 31, however, the Company has not exercised its right to repurchase the asset as of the filing the Form 10Q. GREC II will pay all the future construction payments subsequent to the Closing. As of September 30, 2024, the Company estimated the amount of variable consideration and recorded a receivable of $40.8 million within Contingent consideration on the Consolidated Balance Sheets.
GREC II is a related party of GREC, as GCM (a subsidiary of the Company) is the advisor to GREC II. Refer to Note 14. Related Parties for additional information. The Company determined that even after the Closing, it retained a controlling variable financial interest in Illinois Winds LLC under the guidance within ASC 810, due to the Company’s repurchase option and the level of control by GCM of GREC II, and continued to consolidate the assets and liabilities of Illinois Winds LLC as a VIE. The Company recorded noncontrolling interest on the Closing date equal to Illinois Winds LLC’s equity as of that date, in the amount of $40.8 million. In conjunction with the Closing, GREC II had paid $26.3 million of outstanding payables of Illinois Winds LLC under a supply agreement for turbines. In addition, GREC II has paid an additional $47.5 million of construction costs for Illinois Winds LLC in the third quarter of 2024. This amount was recorded as a contribution from noncontrolling interest and included within Noncontrolling interests on the Consolidated Balance Sheets. As of September 30, 2024, the total $114.6 million membership interests in Illinois Winds LLC owned by GREC II were recorded within Noncontrolling interests in the Consolidated Balance Sheets. Any gain or loss associated with the transaction will be recognized in the Consolidated Statements of Operations when the Company no longer has a variable financial interest in Illinois Winds LLC and the assets and liabilities are deconsolidated from the Company’s Financial Statements, or when the variability associated with the contingent consideration is resolved, if later. As of September 30, 2024, substantially all of the assets related to Illinois Winds LLC were recorded within Property, plant and equipment, net on the Company’s Consolidated Balance Sheets.

Unconsolidated Variable Interest Entities
GDEV I
As of September 30, 2024, Greenbacker Development Opportunities Fund GP I, LLC (“GDEV GP”) held a combined 2.00% of the interests in Greenbacker Development Opportunities Fund I, LP and Greenbacker Development Opportunities Fund I (B) LP (together “GDEV I”). In October 2020, GDEV was launched to make private equity and development capital investments in the sustainable infrastructure industry. The Company has determined that GDEV I is a VIE but that it is not the primary beneficiary. The Company can exert significant influence over operating and financial policies of GDEV I because of its ownership of GDEV GP, GDEV I’s general partner. Accordingly, GDEV GP accounted for its investment in GDEV I as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV I is equal to $3.3 million, which is the sum of the Company’s existing investment in GDEV I and the remaining commitments to GDEV I, less the portion attributable to the noncontrolling interest in GDEV GP.
GDEV II
As of September 30, 2024, Greenbacker Development Opportunities GP II, LLC (“GDEV GP II”) held a combined 1.96% of the interests in Greenbacker Development Opportunities Fund II, LP and Greenbacker Development Opportunities Fund II (B) (together “GDEV II”). In November 2022, GDEV II was launched to make private equity and development capital investments in the sustainable infrastructure industry. The Company has determined that GDEV II is a VIE but that it is not the primary beneficiary. Therefore, the Company does not consolidate GDEV II. The Company can exert significant influence over operating and financial policies of GDEV II because of its ownership of GDEV GP II, GDEV II’s general partner. Accordingly, GDEV GP II, which is a consolidated subsidiary of the Company, accounted for its investment in GDEV II as an equity method investment and elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV II is $2.8 million, which is GDEV GP II’s total capital commitment to GDEV II, less the portion of the capital commitment attributable to the noncontrolling interest in GDEV GP II.
Aurora Solar
During February 2016, Aurora Solar Holdings, LLC (“Aurora Solar”) was formed to develop, construct, own, finance, and operate a portfolio 16 of solar projects. As of September 30, 2024, the Company’s investment represented approximately 49.00% of Aurora Solar’s issued and outstanding common shares. The Company determined that Aurora Solar is a VIE but that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact Aurora Solar. The Company can exert significant influence over operating and financial policies because of its ownership interest in Aurora Solar. Accordingly, the Company accounts for its investment in the common shares of Aurora Solar as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss is equal to the fair value of its investment in Aurora Solar.
OYA
During September 2021, OYA Rosewood Holdings LLC, previously OYA Solar, was formed to develop, construct, own, finance, and operate a portfolio of 19 solar projects. As of September 30, 2024, the Company’s investment represented 50.00% of OYA’s issued and outstanding equity shares. The Company determined that OYA is a VIE but that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact OYA. The Company can exert significant influence over operating and financial policies because of its ownership interest in OYA. Accordingly, the Company accounts for its investment in the preferred shares of OYA as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as of September 30, 2024, includes the current value of its investment in OYA and the guaranteed amounts discussed in the following paragraphs. Pursuant to the amended and restated limited liability company agreement of OYA, the other 50.00% member has indemnified the Company against any draws or demands under these guarantees. The Company is not able to quantify its exposure to loss as a result of certain of these guarantees as noted below. Since the Company has elected the fair value option to account for its investment in the preferred shares of OYA, the Company is also required to measure all of its other financial interests in OYA at fair value, including these guarantees. As of September 30, 2024 and December 31, 2023, the fair value of the guarantees is zero.
On October 26, 2023, OYA sold the membership interests in nine of its underlying projects. The Company received proceeds of $3.7 million as a result of this sale pursuant to a sale proceeds sharing agreement between the Company, OYA’s parent company, and other financing parties. On July 11, 2024, OYA sold the membership interests in two additional underlying projects. The Company received proceeds of $6.6 million as a result of this sale. The impact of this sale was taken into consideration in determining the fair value of the Company’s investment in OYA as of September 30, 2024.

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
In addition, certain subsidiaries of OYA entered into two separate financing agreements with certain financial institutions, one of which was terminated in association with the payoff of the related loan in the sale on July 11, 2024. The Company provided guarantees of certain obligations under the loan agreements upon the occurrence and continuance of a trigger event. The parent company of the other 50.00% member of OYA also provided a guarantee to the financial institutions, and the Company is only obligated to perform in the event that the parent company of the other 50.00% member fails to perform under its guarantees. The guarantees do not have maximum liability amounts, and therefore, the Company is not able to quantify the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these guarantees. The subsidiaries of OYA currently have outstanding loans with a principal amount of approximately $31.5 million as of September 30, 2024. The remaining guarantee is expected to terminate on the maturity date of the loan in 2028. The loan associated with the terminated guarantee had a principal amount of $7.6 million on the sale date and had a maturity date in 2029.
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
In the third quarter of 2024, the Company loaned an affiliate of OYA $5.0 million, by becoming a party to an amended existing loan agreement between GDEV I, an affiliate of the Company, certain other unrelated lenders, and the OYA affiliate. The amended loan agreement allows the Company to provide additional loans to OYA, which is due on December 23, 2024 and bears interest at 12.00%.

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
The following table presents the fair values of the Company's financial assets and liabilities as of September 30, 2024 and the basis for determining their fair values:

	Fair Value as of September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$81,686	$—	$81,686
Derivative liabilities	—	(6,416)	—	(6,416)
Equity method investments	—	—	89,222	89,222
Contingent consideration	—	—	(35,884)	(35,884)
Total	$—	$75,270	$53,338	$128,608
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
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value using Level 3 inputs in the Consolidated Financial Statements as of September 30, 2024 using significant unobservable inputs:

(in thousands)	Equity method investments	Contingent consideration	Total
Balance as of December 31, 2023	$94,878	$(42,307)	$52,571
Purchases	271	—	271
Return of capital	(6,583)	—	(6,583)
Change in fair value of investments, net	656	—	656
Change in contingent consideration	—	3,764	3,764
Reclassification of participating Earnout Shares	—	2,659	2,659
Balance as of September 30, 2024	$89,222	$(35,884)	$53,338
The tables above do not include the Company’s financial assets and liabilities that are not measured at fair value, including the Company’s contingent consideration asset related to its Illinois Winds LLC variable interest entity. Refer to Note 5. Variable Interest Entities for additional information on the Company’s contingent consideration asset.
The Company does not have any non-financial assets or liabilities measured at fair value as of September 30, 2024. There were no transfers between Levels 1, 2, or 3 for the nine months ended September 30, 2024.
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
The following table quantifies the significant unobservable inputs used in determining the fair value of equity method investments as of September 30, 2024. The weighted averages are calculated based on the relative fair value of each investment as of September 30, 2024:

Unobservable Input	Input/Range
Discount rate	7.8%-11.0% (weighted average 8.1%)
Kilowatt hours production	0.5% annual degradation in production
Potential leverage and estimated remaining useful life	28.0-33.5 years (weighted average 28.7 years)
As of September 30, 2024, the Company has unfunded commitments to GDEV I and GDEV II of $0.2 million and $1.3 million, respectively. The investments in GDEV I and GDEV II represent investments in a partnership in which no partner is permitted to make a withdrawal of any of its capital contributions. GDEV GP and GDEV GP II are required to cause the respective partnerships to distribute amounts available for distribution to the partners within 90 days of the receipt of such amounts.
The following table presents the fair value for each of the Company’s equity method investments as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Aurora	$72,471	$72,962
OYA	9,821	16,229
GDEV I	4,233	4,137
GDEV II	2,697	1,550
Total Equity method investments	$89,222	$94,878
Equity method investments are recorded in Investments, at fair value on the Consolidated Balance Sheets.
The following table presents the change in Total Change in fair value of investments, net for each of the Company’s investments for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Aurora	$2,289	$(3,634)	$(491)	$(693)
OYA	—	1,408	176	(1,592)
GDEV	—	299	50	1,055
GDEV II	533	(18)	921	(38)
Total Change in fair value of investments, net	$2,822	$(1,945)	$656	$(1,268)
The change in fair value of the Company’s investments is recorded in Change in fair value of investments, net on the Consolidated Statements of Operations.

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
The following table presents the change in fair value of contingent consideration for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Change in fair value of contingent consideration	$(4,690)	$(5,420)	$(3,764)	$(4,103)
The change in the fair value of contingent consideration is recorded within General and administrative expenses on the Consolidated Statements of Operations.
For the nine months ended September 30, 2024 and 2023, $2.7 million and $30.8 million, respectively, of contingent consideration was settled with the participation of a certain amount of Earnout Shares, which were issued in connection with the Acquisition. The amount was reclassified from Contingent consideration, net of current portion to Common shares, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. Refer to Note 16. Equity for further detail.
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
The following quantifies the significant unobservable inputs used to determine the fair value of contingent consideration as of September 30, 2024:

Unobservable Input	Input/Range
Risk-Free Rate Over Earnout Term	3.6%
Revenue Discount Rate	9.3%
Annualized Revenue Volatility	22.5%
Annualized Share Price Volatility	25.0%
Quarterly Revenue / Share Price Correlation	40.0%

Note 7. Notes Receivable
The Company’s notes receivable consists of the following:

(dollars in thousands)	September 30, 2024	December 31, 2023	Year of origination	Interest rate	Maturity date
Notes receivable, current
Cider	$—	$25,749	2022	8.00%	7/31/2024(1)
Shepherds Run	—	2,742	2020	8.00%	3/31/2024(2)
Kane Warehouse	121	—	2015	10.25%	2/24/2025
OYA	5,000	—	2024	12.00%	12/23/2024(3)
Total notes receivable, current	$5,121	$28,491
Notes receivable, noncurrent
New Market	$5,008	$5,008	2019	9.00%	9/30/2022(4)
SE Solar	—	5,010	2019	9.00%	5/31/2023(5)
Kane Warehouse	—	166	2015	10.25%	2/24/2025
Total notes receivable, noncurrent	$5,008	$10,184
Loan reserve(6)	(1,000)	(2,000)
Total notes receivable	$9,129	$36,675
(1)In July 2024, the Company loaned an additional $4.0 million to Hecate Energy Cider Solar LLC. On July 30, 2024, the Company acquired 100% of the membership interests in Hecate Energy Cider Solar LLC. As part of the acquisition purchase price, the Company was deemed to have received an amount of $44.2 million of the principal and interest outstanding for the bridge loan agreement as of the closing date, and the seller was deemed to have repaid to the Company in satisfaction of the principal and interest outstanding. Refer to Note 3. Acquisitions and Divestitures for additional information.
(2)The note receivable was paid in full on April 5, 2024.
(3)In the third quarter of 2024, the Company loaned an affiliate of OYA $5.0 million, by becoming a party to an amended existing loan agreement between GDEV I, an affiliate of the Company, certain other unrelated lenders, and the OYA affiliate. The amended loan agreement allows the Company to provide additional loans to OYA, which is due on December 23, 2024 and bears interest at 12.00%. Refer to Note 5. Variable Interest Entities for additional information on OYA.
(4)Option for purchase agreement exercised on September 30, 2022. The parties involved are working in good faith to enter into a purchase agreement.
(5)The note receivable was paid in full on June 10, 2024, including the amount the Company previously reserved. The Company recorded the recovery as a reduction to bad debt expense within General and administrative on the Consolidated Statements of Operations.
(6)As of September 30, 2024, New Market has not been repaid. During the year ended December 31, 2023, the Company recorded a reserve representing an allowance for credit losses for the estimated uncollectible portion of this note in the amount of $1.0 million. The Company has determined that no additional reserve is required for this note for the nine months ended September 30, 2024.
The notes receivable, current are recorded within Other current assets on the Consolidated Balance Sheets. The notes receivable, noncurrent are recorded within Other noncurrent assets on the Consolidated Balance Sheets. Notes receivable are recorded at amortized cost and exclude interest receivable. As of September 30, 2024, interest receivables of $0.1 million and $1.9 million, were recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets. As of December 31, 2023, interest receivables of $6.3 million and $3.9 million were recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets.

Note 8. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

(in thousands)	September 30, 2024	December 31, 2023
Land	$21,993	$23,473
Plant and equipment	1,758,249	1,732,499
Asset retirement cost	32,006	31,638
Finance right-of-use asset	65	65
Construction-in-progress	641,233	439,439
Other	287	262
Total property, plant and equipment	$2,453,833	$2,227,376
Accumulated depreciation	(117,287)	(93,499)
Property, plant and equipment, net	$2,336,546	$2,133,877
Construction-in-progress includes $281.1 million and $106.3 million of development costs as of September 30, 2024 and December 31, 2023, respectively.
The following table presents Depreciation expense recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Depreciation expense	$17,575	$51,904	$52,549	$96,784
During the three and nine months ended September 30, 2024, the Company recognized impairment of long-lived assets of $12.7 million and $19.0 million, respectively. Impairment of $6.3 million was recorded during the first quarter of 2024 due to a change in state regulations that impacted the earnings potential on six projects in one state. The impairment analysis indicated that the projected future cash flows for certain projects no longer supported the recoverability of the carrying value of the related long-lived assets. The fair value of the assets was determined using a current replacement cost approach. This charge was recorded to the Company’s IPP segment. The impairment of $12.7 million recorded during the three months ended September 30, 2024 primarily related to two development-stage projects due to the termination of the PPAs by the offtaker subsequent to September 30, 2024 as a result of events of default for failure to meet existing contractual milestones under the applicable PPA as of September 30, 2024. The impairment analysis indicated that the projected future cash flows for the projects no longer supported the recoverability of the carrying value of the related long-lived assets. The fair value of the assets was determined using an income approach. The impairment charge of $12.7 million consisted of a $6.3 million impairment for the plant and equipment presented within Property, plant and equipment, net, a $2.9 million impairment on ROU assets and assets associated with upfront payments that was due to the offtaker presented within Other current assets, and a $3.5 million impairment related to favorable PPA contracts presented within Intangible assets, net reported on the Consolidated Balance Sheets. This charge was recorded in Impairment of long-lived assets, net and project termination costs on the Consolidated Statements of Operations.
In conjunction with the impairment charges related to two development-stage projects due to the termination of the PPAs by the offtaker, the Company accrued for $13.6 million in termination charges that are due to the offtaker as a result of the termination under the terms of PPA contract. The termination charges were accrued in Accounts payable and accrued expenses on the Consolidated Balance Sheets and Impairment of long-lived assets, net and project termination costs on the Consolidated Statements of Operations. The charges are recorded in the IPP segment.
During the third quarter of 2023, the Company recognized impairment of long-lived assets of $50.7 million associated with a certain renewable energy asset of which $7.0 million was associated with the plant and equipment asset for the three and nine months ended September 30, 2023, and the remainder of which was associated with the favorable PPA contract. This charge was recorded to the Company’s IPP segment.

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
In 2023, the Company engaged in three wind repower projects where the existing assets were retrofitted with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Depreciation of fixed assets replaced is accelerated between the mobilization milestone date in the related EPC contract and the date of de-electrification of the project site. In the second quarter of 2023, the Company began accelerating depreciation on two projects, resulting in $36.1 million and $51.9 million of additional depreciation during the three and nine months ended September 30, 2023, respectively.

Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts
Goodwill
As of September 30, 2024 and December 31, 2023, goodwill totaled $221.3 million and $221.3 million, respectively.
Other Intangible Assets and Out-of-market Contracts
Other intangible assets as of September 30, 2024 consisted of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets as of September 30, 2024
PPA contracts	$362,880	$(58,610)	$304,270
REC contracts	46,235	(5,202)	41,033
Trademarks	2,800	(564)	2,236
Channel partner relationships	94,700	(22,473)	72,227
Other intangible assets	2,192	—	2,192
Total intangible assets, net	$508,807	$(86,849)	$421,958
Other intangible assets as of December 31, 2023 consisted of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets as of December 31, 2023
PPA contracts	$374,356	$(47,741)	$326,615
REC contracts	46,235	(3,441)	42,794
Trademarks	2,800	(389)	2,411
Channel partner relationships	94,700	(15,497)	79,203
Other intangible assets	2,191	—	2,191
Total intangible assets, net	$520,282	$(67,068)	$453,214
The following table presents the amortization expense related to intangible assets recorded on the Consolidated Balance Sheets which includes Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Total Favorable Amortization expense	$9,196	$10,468	$27,418	$31,435
Favorable Contract amortization reduction to revenue	6,812	8,032	20,268	24,597
The Company also has PPA and REC contracts that are held in an unfavorable position (out-of-market contracts) recorded as liabilities, which consists of the following as of September 30, 2024:

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of September 30, 2024
PPA contracts	$(198,629)	$20,618	$(178,011)
REC contracts	(19,763)	13,828	(5,935)
Total out-of-market contracts, net	$(218,392)	$34,446	$(183,946)

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
The following table presents the contract amortization contra-expense as an increase to revenue related to out-of-market contracts for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Out-of-market contract amortization	$3,458	$3,944	$10,839	$10,765
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net on the Consolidated Statements of Operations similar to favorable PPA and REC contracts.
The following table presents the amortization expense related to the Company’s finite-lived intangible asset and liabilities (out-of-market contracts), net contract amortization on PPA and REC contract intangible assets and out-of-market contracts, and amortization expense on channel partner relationships and trademark intangible assets for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Amortization expense related to intangible assets and (out-of-market contracts), net	$5,738	$6,524	$16,579	$20,670
Less: Contract amortization on PPA and REC contracts intangible assets and (out-of-market contracts), net	3,355	4,088	9,430	13,832
Amortization expense on channel partner relationships and trademark intangible assets, net	$2,383	$2,436	$7,149	$6,838
Contract amortization on PPA and REC contract intangible assets and out-of-market contracts is recorded within Contract amortization, net on the Consolidated Statements of Operations. Amortization expense on channel partner relationships and trademark intangible assets is recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations.
During the third quarter of 2024, the Company recorded an impairment of $3.5 million related to favorable PPA contracts presented within Intangible assets, net due to the termination of two PPAs by the offtaker subsequent to September 30, 2024 as a result of events of default for failure to meet existing contractual milestones under the applicable PPA as of September 30, 2024. During the third quarter of 2023, the Company determined that there was an impairment of an intangible asset contract, and, as such, recorded a charge of $50.7 million associated with a certain renewable energy asset of which, $7.0 million was associated with the plant and equipment asset for the three and nine months ended September 30, 2023, and the remainder of which was associated with the favorable PPA contract. Refer to Note 8. Property, Plant and Equipment for additional information.

Estimated future amortization expense, net for the above amortizable intangible assets and out-of-market contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended September 30,	Amortization Expense
2024-2025	$27,439
2025-2026	26,758
2026-2027	26,274
2027-2028	25,895
2028-2029	25,369
Thereafter	106,277
Total	$238,012

Note 10. Debt
The Company has entered into various credit facilities and loan agreements through its subsidiaries, as described below.

(dollars in thousands)	September 30, 2024	December 31, 2023	Interest rate	Maturity date
GREC Entity HoldCo(2)	$57,240	$65,951	Daily SOFR(1) + 1.85%	June 20, 2025
Midway III Manager LLC	13,565	13,932	3 mo. SOFR + 1.73%	September 28, 2025
Trillium Manager LLC	65,970	68,785	Daily SOFR + 2.10%	June 9, 2027
GB Wind Holdco LLC(3)	16,269	50,408	3 mo. SOFR + 1.65%	December 31, 2024
Greenbacker Wind Holdings II LLC	69,610	70,628	3 mo. SOFR + 1.98%	December 31, 2026
Conic Manager LLC	22,739	23,363	3 mo. SOFR + 1.75%	August 8, 2026
Turquoise Manager LLC	30,410	30,994	3 mo. SOFR + 1.35%	December 23, 2027
Eagle Valley Clean Energy LLC(4)	—	35,389	Various	January 2, 2057
Greenbacker Renewable Energy Corporation (Premium financing agreement)	3,520	—	6.78%	April 30, 2025
ECA Finco I, LLC	17,719	18,563	3 mo. SOFR + 2.60%	February 25, 2028
GB Solar TE 2020 Manager LLC	17,385	18,506	3 mo. SOFR + 1.98%	October 30, 2026
Sego Lily Solar Manager LLC	130,142	133,898	3 mo. SOFR + 1.53%	June 30, 2028
Celadon Manager LLC	72,853	72,853	Daily SOFR + 1.60%	February 18, 2029
GRP II Borealis Solar LLC	39,973	40,646	3 mo. SOFR + 2.00%	June 30, 2027
Ponderosa Manager LLC	88,185	88,594	3 mo. SOFR + 1.40%	October 4, 2029
PRC Nemasket LLC	40,040	41,806	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	124,594	74,594	1 mo. SOFR + Applicable Margin(5)	November 29, 2027
Dogwood GB Manager LLC	58,725	57,463	1 mo. SOFR + 1.73%	March 29, 2030
GREC Warehouse Holdings I LLC	148,813	155,558	3 mo. SOFR + 2.03%	August 11, 2026
Cider Solar Construction Owner LLC	81,000	—	9.75%	July 30, 2028
Total debt	$1,098,752	$1,061,931
Less: Total unamortized discount and deferred financing fees	(17,689)	(43,679)
Less: Current portion of long-term debt(6)	(106,204)	(82,855)
Total long-term debt, net	$974,859	$935,397
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
(6)Adjusted for $5.4 million and $6.1 million of unamortized debt discount and deferred financing fees pertaining to current portion of long-term debt of $111.6 million and $88.9 million as of September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024, the Company entered into new or modified existing debt facilities as noted below:
GREC Entity HoldCo

On November 25, 2021, GREC Entity HoldCo, a wholly owned subsidiary of GREC, converted its loan to a term loan with a maturity on June 20, 2025. The loan bears interest at a rate equal to the daily SOFR rate plus 1.85%. The loan is secured by, among other customary interests, a pledge of all of the issued and outstanding equity interests of GREC Entity HoldCo as collateral for this credit agreement. The credit agreement was amended to eliminate any guarantee from either GREC LLC or GREC in November 2022. As of and for the fiscal quarter ended December 31, 2023, GREC Entity HoldCo was not in compliance with the debt service coverage ratio (as defined in the credit agreement) for this credit agreement. The Company secured a waiver of default on June 12, 2024. As part of the waiver, the Company was required to prepay $1.6 million to be applied to the remaining scheduled principal payments in the inverse order of maturity.
Greenbacker Renewable Energy Company LLC (Premium financing agreement)

On January 2, 2024, the Company entered into a premium financing arrangement with a lender to finance a prepaid insurance policy for EVCE. Under the agreement, the Company financed $1.1 million of certain premiums at an 8.45% annual interest rate. Total monthly payments of $0.1 million, including interest and principal, were due in 10 monthly installments, beginning on January 2, 2024 through September 30, 2024. As part of the Bankruptcy Filing, the insurance policy with EVCE was terminated and the remaining prepaid premium on the Bankruptcy Filing date, April 17, 2024, were returned and used to repay the remaining outside balance of the premium financing arrangement during the third quarter of 2024. Refer to Note 3. Acquisitions and Divestitures for additional information.

Greenbacker Renewable Energy Corporation (Premium financing agreement)

On August 8, 2024, the Company entered into a premium financing arrangement with a lender to finance multiple prepaid insurance policies. Under the agreement, the Company financed $4.7 million of certain premiums at a 6.78% annual interest rate. Total monthly payments of $0.5 million including interest and principal, are due in nine monthly installments beginning on August 30, 2024 through April 30, 2025.
Dogwood GB Manager LLC
On March 29, 2023, Dogwood GB Manager LLC entered into a loan agreement with a syndicate of lenders to provide a term loan in an aggregate principal amount of up to $47.1 million. On May 30, 2023, the loan agreement was amended to increase the aggregate principal amount up to $90.6 million. On January 23, 2024, the loan agreement was amended to decrease the aggregate principal amount to $58.7 million. The loan is secured by a first-priority security interest in all assets of Dogwood GB Manager LLC, including a pledge of (a) Dogwood GB Manager LLC's interest in Dogwood Holdings LLC, and (b) GREC Holdings 1 LLC's ownership interests in Dogwood GB Manager LLC. The interest rate on the loan is one-month SOFR plus a SOFR index adjustment of 0.10% per annum, plus an applicable margin of 1.63% per annum through the fourth anniversary of the closing date and 1.75% per annum after the fourth anniversary of the closing date. Thereafter, the interest rate will increase by 0.13% for each fourth anniversary. The borrower is only required to pay interest in quarterly installments through the fifth anniversary of the closing date, and thereafter is required to pay quarterly installments of principal and interest through the maturity date, March 29, 2030.

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
Cider Solar Construction Owner LLC
On July 30, 2024, the Company entered into a loan agreement with a syndicate of lenders in an aggregate principal amount of $81.0 million, due, in full, on the maturity date of July 30, 2028. The loan bears interest at an initial fixed rate of 9.75% per annum. Additionally, the interest rate will remain at a fixed rate of 9.75% per annum if the Company exercises its option to prepay at least $50.0 million of the loan principal on or before January 30, 2025. If the Company exercises its option to prepay, it could be subject to payment of a prepayment premium in the amount of 21.50% to 22.50% of the principal repayment if the repayment is paid after April 30, 2025, subject to various adjustments as defined under the terms of the agreement. If the Company does not exercise this optional prepayment, the loan will bear interest at 12.25% per annum, beginning on January 30, 2025 through the maturity date of July 30, 2028. The borrower is required to pay quarterly installments of interest through the maturity date. The Company has the option to prepay the loan in whole or in part, subject to certain conditions, at any point prior to the maturity date.
The Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding borrowings. Refer to Note 11. Derivative Instruments for further discussion.
The following table shows the components of interest expense (income) included within Interest (expense) income, net on the Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Loan interest(1)	$13,508	$10,728	$37,712	$31,730
Commitment / letter of credit fees	917	3,919	3,018	9,346
Amortization of deferred financing fees and discount	1,346	1,349	4,273	3,743
Interest on sale-leasebacks(2)	4,875	—	16,711	—
Gain on interest rate swaps, net(3)	—	—	(1,410)	—
Change in fair value of interest rate swaps, net(3)	7,058	(24,027)	(5,197)	(35,997)
Interest capitalized	(6,203)	(5,272)	(17,001)	(16,464)
Total	$21,501	$(13,303)	$38,106	$(7,642)
(1)Includes interest rate swap settlements in the amount of $7.7 million, $7.5 million, $22.0 million and $19.2 million as a reduction of loan interest for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, respectively. Refer to Note 11. Derivative Instruments for additional information.
(2)Refer to Other Financing Arrangements for further discussion on the financing obligations and the deferred ITC gain related to the sale-leaseback arrangements.
(3)Refer to Note 11. Derivative Instruments for additional information on the Company’s interest rate swaps.
The principal payments due on the Company’s borrowings for each of the next five years and thereafter are as follows:

(in thousands)
Period ended September 30,	Principal Payments
2024-2025	$111,621
2025-2026	192,757
2026-2027	190,842
2027-2028	368,037
2028-2029	73,886
Thereafter	161,609
Total	$1,098,752

Other Financing Arrangements
In addition to the two sale-leaseback arrangements entered into in the fourth quarter of 2023, the Company, in February 2024 through a wholly owned subsidiary, entered into a sale-leaseback arrangement related to a certain wind asset with an initial lease term of 20.0 years, for total cash proceeds of $111.5 million. The Company utilized the proceeds to pay down $32.9 million of existing debt and $0.4 million in transaction costs. Under the lease agreement, the Company is required to make total lease payments of $87.4 million over the lease term. In addition, in accordance with the lease agreement, the Company has an early buyout option in December 2029 and December 2033. The early buyout option is defined as the fair market value of the project at the buyout date, or an amount set forth in the lease agreement, whichever is greater. As part of the arrangement, the Company operates and earns revenues from the facility throughout the lease term, while the lessor is entitled to all available tax credits. As part of the sale-leaseback transaction, the Company entered into a tax indemnity agreement. As part of the agreement, with respect to the leased assets, the lessor holds indemnification rights related to a disallowance or reduction of assumed tax deductions and tax credits. Subject to certain requirements set forth within the tax indemnity agreement, the Company would be required to pay the lessor for all reduced or disallowed tax deductions and credits. In connection with the transactions, the Company incurred $0.9 million of origination costs, which were recorded as an offset to the failed sale-leaseback financing liability. Refer to Note 2. Significant Accounting Policies for additional information around the Company’s accounting policies related to sale-leaseback transactions.
As of September 30, 2024, the Company recorded $12.9 million and $33.0 million of failed sale-leaseback financing and deferred ITC gains, respectively, within Current portion of failed sale-leaseback financing and deferred ITC gain on the Consolidated Balance Sheets. As of September 30, 2024, the Company recorded $114.2 million and $113.7 million of failed sale-leaseback financing and deferred ITC gains, respectively, within Failed sale-leaseback financing and deferred ITC gain, net of current portion, on the Consolidated Balance Sheets. As of September 30, 2024, the Company recorded $0.2 million and $2.5 million of origination costs, which are recorded as a reduction to Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion, respectively, on the Consolidated Balance Sheets.
As of December 31, 2023, the Company recorded $69.4 million and $169.8 million of financing obligations and deferred ITC gains within Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion, respectively, on the Consolidated Balance Sheets. As of December 31, 2023, the Company recorded $0.3 million and $1.4 million of origination costs, which are recorded as a reduction to Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion, respectively, on the Consolidated Balance Sheets.
For the three months ended September 30, 2024, the Company recorded $2.9 million and $2.0 million of interest expense for financing obligations and deferred ITC gains, respectively, within Interest (expense) income, net on the Consolidated Statements of Operations. For the nine months ended September 30, 2024, the Company recorded $11.0 million and $5.7 million of interest expense for financing obligations and deferred ITC gains, respectively, within Interest (expense) income, net on the Consolidated Statements of Operations. The calculation of interest expense is based on imputed interest rates within each arrangement for the financing obligations ranging between 7.2% and 11.5% and the incremental borrowing rate within each arrangement for the deferred ITC gain ranging between 4.5% and 5.6%.
The future payments on failed sale-leaseback financing arrangements, inclusive of the repurchase price for each of the next five years and thereafter, are as follows:

(in thousands)
Period ended September 30,	Future Payments
2024-2025	$12,927
2025-2026	13,263
2026-2027	13,510
2027-2028	13,611
2028-2029	13,584
Thereafter	187,857
Total lease payments	254,752
Less: imputed interest	(127,667)
Less: origination costs	(2,698)
Present value of lease payments	$124,387

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
The following tables reflect the location and estimated fair value positions of derivative contracts at:

(in thousands)		September 30, 2024
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)

Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities) / (Other noncurrent liabilities)	$733,484	$81,574	$—
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities) / (Other noncurrent liabilities)	126,876	112	(6,416)
Total		$860,360	$81,686	$(6,416)
As of September 30, 2024, the notional amount for derivatives designated as hedging instruments includes $733.5 million associated with currently effective swaps. The notional amount for derivatives not designated as hedging instruments includes $126.9 million associated with swaps currently in effect. The Company had no forward starting swaps or deal contingent swaps as of September 30, 2024.

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

The following table provides information on the fair value of derivative contracts as recorded in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations:

	Three months ended September 30, 2024		Nine months ended September 30, 2024
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive (Loss) Income
Loss recognized in other comprehensive income	$(34,158)	$—	$(13,924)	$—
Amortization of derivatives	1,360	(752)	3,789	(2,449)
Less: Taxes on total net loss recognized in other comprehensive income	8,835	—	3,314	—

Consolidated Statements of Operations
Interest (expense) income, net
Change in fair value of interest rate swaps, net	—	(7,058)	—	5,197
Gain on interest rate swaps, net	—	—	1,410	—

	Three months ended September 30, 2023		Nine months ended September 30, 2023
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive (Loss) Income
Gain (loss) recognized in other comprehensive income	$35,427	$—	$28,234	$—
Amortization of off-market derivatives	1,711	(36)	5,160	(108)
Less: Taxes on total net gain recognized in other comprehensive income	9,770	—	8,765	—
Realized interest rate swaps reclassified to interest expense, net from accumulated other comprehensive income	—	(7,502)	—	(19,211)
Gain reclassified into earnings as a result of partial discontinuance of cash flow hedge from other comprehensive income	—	—	—	6,297

Consolidated Statements of Operations
Interest (expense) income, net
Change in fair value of interest rate swaps, net	—	24,027	—	35,997
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
Amounts reported in accumulated other comprehensive income related to designated derivatives are reclassified to interest expense as interest payments are made on the Company’s variable rate liabilities. During the next twelve months, the Company estimates that existing gains of $16.0 million currently reflected in Accumulated other comprehensive income will be reclassified to earnings as a decrease in interest expense as interest payments are made.

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
As of September 30, 2024, the Company expects $31.8 million to be reclassified from Accumulated other comprehensive income to earnings as an increase to interest expense through 2050 as the hedged forecasted transactions occur. During the next twelve months, the Company estimates that $2.0 million will be reclassified from Accumulated other comprehensive income to earnings as an increase to interest expense associated with the amortization of these non-zero fair value and dedesignated cash flow hedges.
During the nine months ended September 30, 2024, the Company received $53.7 million in cash as a result of the full or partial termination of interest rate swaps. The cash proceeds received are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
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
On March 29, 2023, the Company terminated a portion of an existing interest rate swap that was designated in a hedging relationship and received $9.9 million, which is included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. The associated gain will be reclassified from Accumulated other comprehensive income to income as a decrease in interest expense as the forecasted interest payments are made as the Company has determined that the originally forecasted transactions are still probable of occurring.
During the three and nine months ended September 30, 2023, the Company received $27.0 million and $36.9 million in cash, respectively, as a result of the full or partial termination of interest rate swaps. The cash proceeds received are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Note 12. Income Taxes
The guidance under ASC Topic 740, Income Taxes, establishes the methodology, including the use of an estimated annual effective tax rate, to determine income tax expense (or benefit) in interim financial reporting. At the end of each quarter, the Company makes the best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and net loss attributable to noncontrolling interest. Based on enacted tax laws, the Company’s effective tax rate for 2024 is expected to be 2.2% as of September 30, 2024. The Company’s effective tax rate as of September 30, 2023 was 9.9%.
The Company recorded a benefit from income taxes of $8.8 million and $11.5 million for the three months ended September 30, 2024 and 2023. The Company recorded a benefit from income taxes of $2.6 million and $14.2 million for the nine months ended September 30, 2024 and 2023. The effective tax rate varies from the statutory U.S. federal income tax rate of 21.0% primarily due to the tax impact of net loss attributable to noncontrolling interests.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of September 30, 2024. For the nine months ended September 30, 2024, valuation allowance increases of $2.5 million have been recorded against state net operating loss carry forwards where it is not more likely than not that they will be utilized within the loss carry forward period.
The Company assessed its tax positions for all open tax years as of September 30, 2024 for all U.S. federal and state, and foreign tax jurisdictions for the years 2014 through 2023. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of September 30, 2024.
The Company is under audit by federal tax authorities at one of its tax equity partnerships for the fiscal year 2021. There have not been any proposed adjustments at this stage of the examination. The examination is expected to be finalized in the fiscal year 2025.

Note 13. Commitments and Contingencies
Legal Proceedings
In the first quarter of 2023, the Company entered into a module supply and purchase agreement (“MSPA”) with a third-party vendor in which the Company agreed to purchase 107 MW of solar panels for a total purchase price of $39.2 million. In the fourth quarter of 2023, the Company sent notices to the vendor to terminate certain purchase orders for solar panels that had not yet been delivered with a total purchase price of $33.1 million in order to acquire the panels needed for its development and construction pipeline from a different vendor with significantly better economic proposition due to reduced cash outlays. The vendor disputed the Company’s right to terminate these purchase orders. Effective September 30, 2024, the Company and the vendor entered into a settlement agreement, pursuant to which the parties agreed to release each other from all obligations, disputes, and claims under the MSPA. Under the settlement agreement, the Company will not receive any future deliveries but forfeited upfront payments of $16.6 million that had been made to the vendor as 50% deposits associated with those purchase orders. Under the settlement agreement, the Company also received a credit of approximately $0.6 million for the amounts due to the vendor for solar panels that had been delivered. As a result of the settlement, the Company wrote off the advanced deposit recorded in Property, plant and equipment, net and recorded a charge of $16.0 million in Direct operating costs on the Consolidated Statements of Operations.
On July 2, 2024, the Company received notice of a lawsuit filed by Petaluma City Schools ("Petaluma") in the Superior Court of the State of California, County of Sonoma against certain subsidiaries of the Company. The lawsuit alleges that the solar panels installed on the rooftop of Petaluma's building failed to meet certain operational capacity and that the Company's subsidiaries failed to maintain and repair the panels and underlying roof, resulting in damages to the rooftop. Petaluma has claimed damages in excess of approximately $2.0 million. The Company is presently awaiting the filing of an amended complaint under the lawsuit and will respond with the required answer or motions in the ordinary course of the ongoing litigation, however, the Company is unable to determine the potential outcome or amount of loss, if any, that may occur.
The Company may become involved in other legal proceedings, administrative proceedings, claims or other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. Other than described above, as of September 30, 2024, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company. Refer to Note 20. Subsequent Events for additional information related to legal proceedings subsequent to September 30, 2024.
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of September 30, 2024, the Company has provided the requisite security for these agreements in the form of a standby letter of credit of $176.3 million. As of September 30, 2024, the Company had no unused letter of credit capacity.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from December 2024 through March 2030.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an amount of approximately $0.8 billion to complete construction of the facilities and the closing of the purchase of membership interest pursuant to all conditions being met under such agreements. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled between 2024 and 2028. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.

Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed-upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. As of September 30, 2024, the Company was in compliance with all agreed-upon delivery quantities.
Renewable Energy Credit Commitments
The Company enters into two different types of forward sales agreements. The first type of forward sales agreement is to sell 100% of the RECs produced by certain renewable energy systems. Total REC sales under these forward sales agreements depends on total production of each renewable energy system. The second type of forward sales agreement is to sell a specified number of RECs at fixed prices during specific periods between 2024 and 2044.
The Company's commitments to third parties under REC sales contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended September 30,	Number of RECs
2024-2025	85
2025-2026	75
2026-2027	48
2027-2028	47
2028-2029	47
Thereafter	231
Total	533
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures, which are governed by various agreements to which certain of the Company’s subsidiaries are individually a party to, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $1.0 billion as of September 30, 2024. As of September 30, 2024, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
Refer to Note 1. Organization and Operations of the Company, Note 5. Variable Interest Entities, and Note 14. Related Parties for an additional discussion of the Company’s commitments and contingencies.
Leases
Lease agreements are evaluated at inception to determine whether they represent finance or operating leases. The Company has determined that the majority of its leases represent operating leases, and accordingly, minimum rental expense is recognized on a straight-line basis over the lease term beginning with the lease commencement date. For finance leases, the minimum rental expense is recognized in a front-loaded expense pattern.

Maturities of the Company’s lease liabilities for each of the next five years and thereafter are as follows:

(in thousands)
Period ended September 30,	Operating Leases	Finance Leases
2024-2025	$14,081	$18
2025-2026	13,838	18
2026-2027	13,962	8
2027-2028	14,039	—
2028-2029	14,193	—
Thereafter	447,468	—
Total lease payments	517,581	44
Less: Imputed interest	(314,219)	(3)
Present value of lease liabilities	$203,362	$41

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
Transition Services Agreement
In connection with the Acquisition, Greenbacker Group LLC (“Group LLC”) and certain other parties (together, the “Service Recipients”) entered into a transition services agreement with Greenbacker Administration LLC (“Greenbacker Administration”) (the “Transition Services Agreement”). In November 2023, Group LLC and the Service Recipients entered into an amended transition services agreement (the “Amended Transition Services Agreement”), pursuant to which Greenbacker Administration is providing certain financial and corporate recordkeeping services to the Service Recipients until the earlier of: (i) December 31, 2025; (ii) such time as the parties terminate the services arrangement; or (iii) one month after such Service Recipient has been liquidated and dissolved. The Service Recipients shall be required to pay a fee of $200 per hour per person performing the services it receives under both the Transition Services Agreement and Amended Transition Services Agreement. The impact of the Transition Services Agreement and Amended Transition Services Agreement to the Consolidated Financial Statements for the three and nine months ended September 30, 2024 and 2023 was not material.
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

GCM Managed Funds
The Company provides, through GCM, investment management services to Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”), GDEV I, GDEV II and GREC II. As a result, the Company records Investment Management revenue on the Consolidated Statements of Operations, as applicable, and more fully described below. The following table presents investment management revenue for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
GROZ:
Management fees	$73	$73	$218	$218
GDEV I:
Management fees	523	604	1,694	1,854
GDEV II:
Management Fees	495	83	1,653	1,115
GREC II:
Management fees	1,550	1,052	4,386	2,641
Performance participation fee	—	—	1,088	1,155
Administrative fees	$2,232	$1,036	$5,367	$2,427
Management fees, Performance participation fees and Administrative fees are included in Investment Management revenue on the Consolidated Statements of Operations.
The following table presents investment management receivable for the as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
GROZ:
Management fees receivable	$73	$194
GDEV I:
Management fees receivable	4	—
GDEV II:
Management fees receivable	—	797
GREC II:
Management fees receivable	3,065	2,265
Performance participation fee receivable	1,088	499
Administrative fee receivable	$3,811	$2,408
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
During 2023, the Company guaranteed $38.6 million of costs to complete ongoing construction of certain facilities currently owned or to be acquired by GREC II pursuant to the terms and conditions of various construction related contracts. The Company assigned the guarantees to GREC II during the first and second quarters of 2024.

Other Related Party Transactions
The Company entered into secured loans to finance the purchase and installation of energy-efficient lighting with AEC Companies. Certain of the loans with LED Funding LLC, an AEC Company, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own a direct, noncontrolling ownership interest in the Company. The loans between the AEC Companies and the Company, and the subsequent leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of September 30, 2024 and December 31, 2023, the Company was owed $0.1 million and $0.1 million, respectively, in lease payments from AEC Companies, which is included in Accounts receivable, net on the Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the principal balance of the loan receivable was $0.1 million and $0.2 million, respectively, which is included in Other noncurrent assets on the Consolidated Balance Sheets. The interest receivable as of September 30, 2024 and December 31, 2023 was not material. The payments received for the operating leases and the loan receivable during the nine months ended September 30, 2024 were not material. The Company received payments of $0.1 million on the operating leases and the loan receivable during the nine months ended September 30, 2023.
On September 1, 2023, GREC (together with the Company) and Mehul Mehta entered into a separation agreement where Mr. Mehta’s role as Chief Investment Officer with the Company terminated on September 1, 2023, and the Company engaged Mr. Mehta as a consultant. Pursuant to the separation agreement, Mr. Mehta received cash severance of $1.3 million and a grant of 0.1 million cash-settled restricted share units. Mr. Mehta’s previously granted 0.1 million restricted share units were forfeited. Refer to Note 17. Share-based Compensation for additional information on Mr. Mehta’s forfeited restricted share units and granted cash-settled restricted share units. Further, a certain number of Mr. Mehta’s Earnout Shares will vest on an accelerated basis. Mr. Mehta also had the ability to have Class P-I and Earnout Shares repurchased, depending on whether the Company’s current SRP has been terminated or suspended and subject to the terms of the separation agreement. In the second quarter of 2024, Mr. Mehta exercised his right to have Class P-I and Earnout Shares repurchased for approximately $3.9 million, to be paid by the Company subsequently in 2024. The Company recognized a payable for these repurchased shares within Other current liabilities on the Consolidated Balance Sheets. The remaining Class P-I shares totaling $3.1 million, subsequent to Mr. Mehta exercising his repurchase rights, were reclassified from temporary equity to permanent equity on the Consolidated Balance Sheets as of September 30, 2024. All remaining Participating Earnout Shares totaling $0.7 million were classified as temporary equity and recorded within temporary equity on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023. In addition, the Company entered into a consulting agreement with Mr. Mehta to provide certain consulting, transition and other services. The term of the consulting agreement was from September 1, 2023 through January 2, 2024, with total consideration of $0.2 million paid in accordance with the Company’s normal payroll schedule.
In the second quarter of 2024, the Company entered into a MIPSA to sell its membership interest in Illinois Winds LLC to GREC II, an affiliate of the Company. Refer to Note 5. Variable Interest Entities for additional information.

Note 15. Noncontrolling Interests and Redeemable Noncontrolling Interests
Noncontrolling interests (“NCI”) represents the portion of net assets in consolidated subsidiaries that is not attributable, directly, or indirectly, to the Company. For accounting purposes, the holders of NCI of consolidated subsidiaries of the Company include Tax Equity Investors under the tax equity financing facilities as well as the NCI in GDEV GP, GDEV GP II and GREC II which are held by an employee of the Company.
Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates that use these investments to reduce future tax liabilities. Depending on the arrangement, until the Tax Equity Investors achieve their agreed-upon rate of return, they are entitled to a portion of the applicable project’s operating cash flow, as well as substantially all of the project’s investment tax credits, accelerated depreciation and taxable income or loss. Typically, tax equity financing transactions are structured so that the Tax Equity Investors reach their target return between five and 10 years after the applicable project achieves commercial operation. The Company has determined that the contractual arrangements with Tax Equity Investors represent substantive profit-sharing arrangements, and that income or loss should be attributed to these NCIs in each period using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method.
The following table presents the redeemable noncontrolling interests (“RNCI”) attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value and nonredeemable NCI attributable to Tax Equity Investors as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Redeemable NCI attributable to Tax Equity Investors	$1,828	$2,179
NCI attributable to Tax Equity Investors	$111,080	$113,736
The following table presents the Net income (loss) attributable to NCI for Tax Equity Investors for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss attributable to NCI	$(12,103)	$(15,088)	$(48,905)	$(64,227)
The following table presents the contributions from Tax Equity Investors and distributions to Tax Equity Investors for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Contributions from Tax Equity Investors	$70,407	$76,539
Less: Syndication costs	8,999	2,801
Contributions from Tax Equity Investors, net	$61,408	$73,738

Distributions to Tax Equity Investors	$14,764	$13,845
Less: Distributions paid in the current period	12,906	10,068
Non-cash distributions to noncontrolling interests	$1,858	$3,777
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of September 30, 2024 and December 31, 2023, the NCI attributable to the GDEV GP was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP for the three and nine months ended September 30, 2024 and 2023 was not material.
The Company allocates income and loss to the NCI in GDEV GP II based on the contractual allocations within the GDEV GP II operating agreement. As of September 30, 2024 and December 31, 2023, the NCI attributable to the GDEV GP II was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the three and nine months ended September 30, 2024 and 2023 was not material.

In the second quarter 2024, the Company entered into a MIPSA to sell its membership interest in Illinois Winds LLC to GREC II. The Company determined that after the closing date, it retained a controlling variable financial interest in Illinois Winds LLC under the guidance within ASC 810 and continued to consolidate the assets and liabilities of Illinois Winds LLC as a VIE. The $114.6 million membership interests in Illinois Winds LLC owned by GREC II are recorded within Noncontrolling interests on the Consolidated Balance Sheets as of June 30, 2024. Refer to Note 5. Variable Interest Entities for additional information.
As of September 30, 2024 and December 31, 2023, NCI attributable to other noncontrolling interest was $0.2 million.

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
In connection with the Acquisition, the Company issued 13.1 million newly designated Earnout Shares to Group LLC pursuant to a certificate of share designation of Class EO common shares of the Company (the “Certificate of Designation”). The Certificate of Designation was subsequently amended and restated in February 2024 (the “Amended and Restated Certificate of Designation”). The Amended and Restated Certificate of Designation amended the provision providing for the allocation of net capital gains realized in connection with the actual or hypothetical sale of all or substantially all of the assets of the Company. Earnout Shares are divided into three separate series, designated as “Tranche 1 Earnout Shares,” “Tranche 2 Earnout Shares,” and “Tranche 3 Earnout Shares,” and are comprised of 4.4 million Tranche 1 Earnout Shares, 4.4 million Tranche 2 Earnout Shares, and 4.4 million Tranche 3 Earnout Shares. Each separate series of Earnout Shares initially do not have the right to participate in any distributions paid by the Company. However, upon the achievement of separate benchmark targets applicable to each series in accordance with the terms of the Amended and Restated Certificate of Designation, or upon the occurrence of certain liquidity events, each series of Earnout Shares can become Participating Earnout Shares and will become entitled to priority allocations of profits and increases in value from the Company, and will: (i) have equivalent economic and other rights as the Class P-I shares of the Company, (ii) vote together as a single class with the Class P-I shares on all matters submitted to holders of Class P-I shares generally, (iii) not have separate voting rights on any matters (other than amendments to the terms of the Participating Earnout Shares that affect such Participating Earnout Shares adversely and in a manner that is different from the terms of the Class P-I shares), and (iv) have the right to participate in all distributions payable by the Company, as if they were, and on a pari passu basis with, the Class P-I shares for all purposes set forth in the Fifth Operating Agreement. Prior to the satisfaction of these targets as per the terms and conditions of the Amended and Restated Certificate of Designation, Earnout Shares will not be entitled to (x) vote with other shares on matters submitted to the holders of shares generally or (y) receive any distributions made to any other holders of shares (and will not be entitled to any accrual of distributions prior to achieving the targets described in the Amended and Restated Certificate of Designation). As of September 30, 2024, certain Earnout Shares have earned participating status as discussed in Earnout Shares below.
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
As of September 30, 2024, the Company issued 3.4 million Class A shares, 0.6 million Class C shares, 1.7 million Class I shares, 0.1 million Class P-A shares, 3.2 million Class P-I shares, 4.2 thousand Class P-D shares, 1.8 million Class P-S shares, and 16.4 thousand Class P-T shares for a total of 10.8 million aggregate shares issued under the DRP. As of December 31, 2023, the Company issued 3.3 million Class A shares, 0.6 million Class C shares, 1.6 million Class I shares, 0.1 million Class P-A shares, 2.8 million Class P-I shares, 3.7 thousand Class P-D shares, 1.6 million Class P-S shares, and 14.4 thousand Class P-T shares for a total of 10.0 million aggregate shares issued under the DRP.
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares. As a result of the suspension of shareholders distributions and the DRP, shareholders will not be able to purchase additional shares through the DRP until such time, if any, as the Board of Directors affirmatively authorizes the recommencement of the shareholder distributions and the DRP. However, the Company can make no such assurances as to whether this will happen or the timing or terms of any recommencement.
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
Since none of the events that would trigger the Liquidation Performance Participation Distribution was considered probable to occur, no liability was recognized related to the LPU as of September 30, 2024 and December 31, 2023.
Additionally, certain employees of the Company received profits interest units from the LPU Holder in exchange for employment services. Since the LPU Holder does not have any other operations or assets, the distribution an employee grantee shall receive from these profits interest units is the equivalent of the Liquidation Performance Participation Distribution the Company shall make to the LPU Holder. The Company has determined that the profits interest units do not represent a substantive class of the Company’s equity, and therefore, shall account for the potential distribution to employees as a payable in accordance with ASC Topic 710, Compensation—General. Since none of the events that would trigger the distribution was considered probable to occur, no liability was recognized as of September 30, 2024 and December 31, 2023, and no compensation expense was recognized for the nine months ended September 30, 2024 and 2023.
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

The Earnout Shares included in purchase consideration are classified as contingent consideration liabilities and are subject to recurring fair value measurements until they reach the status of Participating Earnout Shares. As of September 30, 2024, the Run Rate Revenue exceeded $8.3 million but was less than $12.5 million. Accordingly, for the nine months ended September 30, 2024, a total of 0.3 million Tranche 1 Earnout Shares with a fair value of $2.7 million achieved the status of Participating Earnout Shares, which was reclassified from Contingent consideration, net of current portion to Common stock, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the fair value of the Earnout Shares that had not yet achieved the status of Participating Earnout Shares was $35.9 million and $42.3 million, respectively. The fair value of the contingent consideration related to Participating Earnout Shares is reclassified from Contingent consideration, net of current portion to Common shares, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. The change in fair value of the contingent consideration, is included in General and administrative expense on the Consolidated Statements of Operations.
As of September 30, 2024, none of the Company’s preferred shares were issued and outstanding.
The following table is a summary of the shares issued, participating and repurchased during the period and outstanding as of September 30, 2024:

(in thousands)	Class A	Class C	Class I	Class P-A	Class P-I	Class P-D	Class P-S	Class P-T	Class EO(1)	Total
Shares outstanding as of December 31, 2023	15,809	2,706	6,533	850	124,039	192	44,514	249	3,730	198,622
Shares issued through reinvestment of distributions during the period	105	25	64	9	291	1	155	2	—	652
Shares repurchased during the period	(15)	(17)	—	—	(37)	—	(50)	—	—	(119)
Shares transferred during the period	—	—	—	—	11	—	(11)	—	—	—
Other capital activity	—	—	—	—	6	—	—	—	173	179
Shares outstanding as of March 31, 2024	15,899	2,714	6,597	859	124,310	193	44,608	251	3,903	199,334
Shares issued through reinvestment of distributions during the period	36	9	20	4	99	—	49	1	—	218
Shares repurchased during the period	(32)	—	(12)	—	(422)	—	—	—	(57)	(523)
Shares transferred during the period	—	—	—	—	—	—	—	—	—	—
Other capital activity	—	—	—	—	6	—	—	—	147	153
Shares outstanding as of June 30, 2024	15,903	2,723	6,605	863	123,993	193	44,657	252	3,993	199,182
Shares issued through reinvestment of distributions during the period	—	—	—	—	—	—	—	—	—	—
Shares repurchased during the period	(19)	(2)	(23)	(3)	(22)	—	(33)	—	—	(102)
Shares transferred during the period	—	—	—	—	56	—	(56)	—	—	—
Other capital activity	—	—	—	—	338	—	—	—	2	340
Shares outstanding as of September 30, 2024	15,884	2,721	6,582	860	124,365	193	44,568	252	3,995	199,420
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
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares.

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S	EO
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—	$—
1-Dec-20	30-Jun-23	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158	$—
1-Jul-23	1-May-24	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158	$0.00158
The following table reflects the distributions declared during the nine months ended September 30, 2024:

(in thousands)
Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2024	$7,610	$1,787	$9,397
March 1, 2024	7,145	1,691	8,836
April 1, 2024	7,607	1,821	9,428
May 1, 2024	7,373	1,757	9,130
Total	$29,735	$7,056	$36,791
The following table reflects the distributions declared during the nine months ended September 30, 2023:

(in thousands)
Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2023	$7,386	$1,975	$9,361
March 1, 2023	6,679	1,777	8,456
March 31, 2023	7,420	1,942	9,362
May 1, 2023	7,114	1,888	9,002
June 1, 2023	7,373	1,934	9,307
July 3, 2023	7,145	1,871	9,016
August 1, 2023	7,232	1,926	9,158
September 1, 2023	7,226	1,935	9,161
October 2, 2023	7,003	1,873	8,876
Total	$64,578	$17,121	$81,699
All distributions paid for the nine months ended September 30, 2024 and 2023 are expected to be reported as a return of capital to members for tax reporting purposes.

Note 17. Share-based Compensation
In May 2023, the Company’s Board of Directors adopted the 2023 Equity Incentive Plan, which authorized an aggregate of 5% of the common shares that are issued and outstanding as Class P-I shares for issuance to employees and non-employee directors. The maximum number of common shares authorized will be automatically increased by 1% on each anniversary of the effective date of the 2023 Equity Incentive Plan, until the total aggregate amount of issuable shares is 10% of the common shares issued and outstanding. The 2023 Equity Incentive Plan allows for the issuance of certain share awards. The Company’s Board of Directors determines the period over which share-based awards become exercisable and awards generally vest over a one to four-year period. As of September 30, 2024, there were 6.2 million shares available for future grants under the 2023 Equity Incentive Plan.
Share-based compensation expense is recognized within Direct operating costs and General and administrative expense on the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur. The following table summarizes share-based compensation expense recognized during the three and nine months ended September 30, 2024:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Restricted share units	$1,632	$142	$6,243	$162
Cash-settled restricted share units	—	665	19	665
Performance restricted share units	690	128	1,536	128
Director’s fees	48	49	144	146
GDEV I incentive fees(1)	(29)	556	265	685
GDEV II incentive fees(1)	284	—	2,168	—
GDEV II special profits interest	10	104	34	183
EO Awards(2)	(1,360)	2,836	2,571	8,023
Total	$1,275	$4,480	$12,980	$9,992
(1)The GDEV I and GDEV II incentive fees are carried interest that were issued by GDEV GP and GDEV GP II to certain employees of GCM that provided services to GDEV GP and GDEV GP II.
(2)The Earnout Shares were granted in connection with the Acquisition.
Restricted Share Units
The Company grants service-based restricted share units to employees and non-employee directors under the 2023 Equity Incentive Plan. Compensation expense for these service-based restricted share units is based on the monthly share value (“MSV”) of the Company’s Class P-I shares on the business day prior to grant and is recognized ratably over the service period. There were 2.7 million of restricted share units granted during the nine months ended September 30, 2024 with a weighted average fair value of $7.78 per share. Unrecognized compensation expense related to restricted share units as of September 30, 2024 was $15.3 million, which the Company expects to recognize over a weighted average period of1.61 years.
The following table provides a summary of the restricted share unit activity during the nine months ended September 30, 2024:

(in thousands, except per share data)	Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2023	267	$7.78
Granted	2,679	$7.78
Vested	(551)	$8.17
Forfeited	(138)	$7.34
Unvested balance as of September 30, 2024	2,257	$7.71

Cash-Settled Restricted Share Units
As discussed in Note 14. Related Parties, in September 2023, 0.1 million previously issued restricted share units were forfeited and the Company simultaneously awarded 0.1 million new cash-settled restricted share units to a former employee of the Company. Of these cash-settled restricted share units, 67% vested on February 17, 2024 and were settled shortly thereafter, and 33% will vest on February 17, 2025 if the former employee does not violate the terms of a restrictive covenant set forth in such former employee’s separation agreement with the Company. The awards were fully vested on the grant date because the restrictive covenant does not create a substantive service condition. The fair value of these cash-settled restricted share units was $0.7 million on the grant date. The cash-settled restricted share units are measured at fair value each quarter until settled. The change in the fair value of the cash-settled restricted share units from the grant date through September 30, 2024 was not material.
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
In July 2024, the Company granted performance restricted share units of up to 1.3 million shares of the Company’s Class P-I shares to certain employees. The awards had a grant date fair value of approximately $5.3 million using a Black-Scholes-Merton model. The performance restricted share units are both a market and service-based award in accordance with ASC 718. Shares under this award will be earned based on total shareholder return between July 31, 2024 and July 31, 2027. Shares earned will vest on July 18, 2028. The Company will recognize the entire $5.3 million of compensation expense for this award, regardless of whether such conditions are met, over the requisite service period unless units are forfeited during the period.
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
The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance restricted share units awarded for the July 2024 performance restricted share unit grant:

Inputs	Performance Restricted Share Units
Weighted average grant-date fair value per Class P-I share	$7.97
Performance period (in years)	3.0
Expected share volatility	25.1%
Dividend yield	—%
Daily distribution rate	$—
Risk-free interest rate	4.3%

The following table provides a summary of performance restricted share unit activity during the nine months ended September 30, 2024:

(in thousands, except per share data)	Performance Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2023	1,067	$4.40
Granted	1,987	$3.92
Forfeited	(65)	$3.74
Unvested balance as of September 30, 2024	2,989	$4.09
EO Awards
The Company recognized share-based compensation (benefit) expense of $(1.4) million and $2.6 million for the three and nine months ended September 30, 2024 related to the EO Awards, which are included in General and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2024, unrecognized share-based compensation expense associated with the EO Awards is $3.4 million, which is expected to be amortized over a weighted average period of 1.8 years. The Company recognized total forfeitures of $1.4 million and $2.4 million during the three and nine months ended September 30, 2024. Refer to Note 16. Equity for additional details.
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

Note 18. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Basic and diluted:
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(46,372)	$(60,461)	$(65,677)	$(63,648)

Weighted average common shares outstanding used in computing net loss per share—basic	199,486	197,153	199,273	199,653
Weighted average common shares outstanding used in computing net loss per share—diluted	199,486	197,153	199,273	199,653

Net loss per share—basic	$(0.23)	$(0.31)	$(0.33)	$(0.32)
Net loss per share—diluted	$(0.23)	$(0.31)	$(0.33)	$(0.32)
Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists because their inclusion would result in an anti-dilutive effect on per share amounts. The effect of 5.2 million shares related to the Company’s share-based compensation awards for the three and nine months ended September 30, 2024 were excluded from the calculation of diluted earnings per share as effect of such shares would have been anti-dilutive. The effect of 1.4 million shares related to the Company’s share-based compensation awards for the three and nine months ended September 30, 2023 were excluded from the calculation of diluted earnings per share as effect of such shares would have been anti-dilutive.

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
The following table presents the Company’s reportable segment financial results:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Energy revenue	$48,396	$43,721	$143,271	$126,115
Other revenue	2,083	2,626	4,778	5,896
Contract amortization, net	(3,355)	(4,088)	(9,430)	(13,832)
Total IPP revenue	$47,124	$42,259	$138,619	$118,179

Investment Management revenue	$4,878	$2,842	$14,386	$9,174

Total net revenue	$52,002	$45,101	$153,005	$127,353
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

The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$9,580	$18,657	$54,665	$55,460
IM Adjusted EBITDA	(682)	(2,123)	(982)	(4,275)
Total Segment Adjusted EBITDA	$8,898	$16,534	$53,683	$51,185

Reconciliation:
Total Segment Adjusted EBITDA	$8,898	$16,534	$53,683	$51,185
Unallocated corporate expenses	(6,838)	(6,394)	(20,336)	(21,905)
Total Adjusted EBITDA	$2,060	$10,140	$33,347	$29,280

Less:
Share-based compensation expense	1,275	4,480	12,980	9,992
Change in fair value of contingent consideration	(4,690)	(5,420)	(3,764)	(4,103)
Non-recurring professional services and legal fees	3,036	729	7,094	2,921
Non-recurring salaries and personnel related expenses	1,257	1,250	1,659	1,250
Depreciation, amortization and accretion(1)	24,353	58,902	71,746	119,058
Gain on deconsolidation, net	—	—	(5,722)	—
Impairment of long-lived assets, net and project termination costs	26,380	50,662	32,710	50,662
Operating loss	$(49,551)	$(100,463)	$(83,356)	$(150,500)

Interest (expense) income, net	(21,134)	13,369	(35,158)	7,912
Change in fair value of investments, net	2,822	(1,945)	656	(1,268)
Other income, net	630	215	628	245
Loss before income taxes	$(67,233)	$(88,824)	$(117,230)	$(143,611)

Benefit from income taxes	8,834	11,536	2,579	14,155
Net loss	$(58,399)	$(77,288)	$(114,651)	$(129,456)

Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(12,027)	(16,827)	(48,974)	(65,808)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(46,372)	$(60,461)	$(65,677)	$(63,648)
(1)Includes contract amortization, net in the amount of $3.4 million, $4.1 million, $9.4 million, and $13.8 million for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations.
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
On October 7, 2024, two of the Company's subsidiaries with development-stage projects received notices of termination from the offtaker due to contractual defaults under the terms of their respective PPAs, which gave the offtaker the right to terminate the PPAs if the defaults were not cured. The Company considered this to be a triggering event and performed an impairment analysis as of September 30, 2024. The impairment analysis indicated that the projected future cash flows for the projects no longer supported the recoverability of the carrying value of the related long-lived assets on the Company’s financial statements. Refer to Note 8. Property, Plant and Equipment.
On October 24, 2024, Cider Solar Acquisition Co LLC and Cider Solar Manager LLC signed a financing agreement with a syndicate of lenders with a maximum borrowing commitment of $870.0 million which will fund the related Cider project. Within the maximum borrowing commitment, $372.6 million is related to construction loan commitments, $417.8 million is related to a ITC bridge loan commitments and the remaining $79.5 million is related to letters of credit commitments of which no borrowings have been executed related to this agreement subsequent to the closing date.
On October 11, 2024, the Company loaned an additional $2.1 million to an OYA affiliate through the amended existing loan agreement between GDEV I, an affiliate of the Company, certain other unrelated lenders, and the OYA affiliate.
On November 6, 2024, OYA and certain of its affiliates filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Delaware. On November 6, 2024, prior to the filing of the Bankruptcy Petitions filing, OYA and a third-party bidder, entered and agreed to the terms of a form of “stalking horse” asset purchase agreement and a form of Secured Debtor-in-Possession Financing Agreement for certain of OYA's assets. The Company will continue to evaluate the effect of the bankruptcy filing on its consolidated financial statements and currently does not anticipate a material impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC and the related notes and other financial information appearing elsewhere in this Quarterly Report for the three and nine months ended September 30, 2024. The use of “we”, “us”, “our” and the “Company” refer, collectively to the Greenbacker Renewable Energy Company LLC and its subsidiaries, unless otherwise expressly stated or context otherwise requires. This Quarterly Report does not constitute an offer of any of the Company’s managed funds described herein.
Organizational Overview
Greenbacker Renewable Energy Company LLC (the “Company” or “GREC LLC”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through Greenbacker Capital Management LLC (“GCM”) investment management services to funds within the sustainable infrastructure and renewable energy industry. As of September 30, 2024, the Company’s fleet comprised 425 renewable energy projects with an aggregate power production capacity of approximately 3.2 gigawatts (“GW”), which includes operating capacity of approximately 1.6 GW and pre-operational capacity of approximately 1.6 GW. As of September 30, 2024, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares. The Company offered the share repurchase program (“SRP”) pursuant to which quarterly share repurchases were conducted to allow shareholders to sell shares back to the Company. On September 23, 2023, the Company suspended the SRP (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder).
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
General Market Risks
Our business and the success of our strategies are affected by global and domestic economic, political and market conditions generally and including the local economic conditions where its assets are located. Certain external events such as public health crises (e.g., COVID-19), natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, and the more recent Middle East conflict, have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, changes in interest rates, supply chain issues, labor shortages and recessionary concerns. The Federal Reserve has reduced interest rates during 2024; however, there is no guarantee further reductions in interest rates may occur. The full impact of such external events on the financial and credit markets and consequently on the Company’s future financial conditions and results of operations is uncertain and cannot be fully predicted. We will continue to monitor these events and will adjust our operations as necessary.
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
Pre-Operational Assets
The number of pre-operational renewable energy projects in our IPP business is a significant factor in our future revenue streams. As the Company acquires additional pre-operational assets, we must finalize construction and reach commercial operations before revenue is generated. We believe these assets, once operational, have the potential to generate significant operating revenues and cash flow for our business.
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

Results of Operations
Three months ended September 30, 2024 and 2023
The following table presents the Company’s consolidated results of operations for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue
Energy revenue	$48,396	$43,721	$4,675	10.7%
Investment Management revenue	4,878	2,842	2,036	71.6%
Other revenue	2,083	2,626	(543)	(20.7)%
Contract amortization, net	(3,355)	(4,088)	733	17.9%
Total net revenue	$52,002	$45,101	$6,901	15.3%

Operating expenses
Direct operating costs	41,077	27,962	13,115	46.9%
General and administrative	13,347	12,255	1,092	8.9%
Depreciation, amortization and accretion	20,749	54,685	(33,936)	(62.1)%
Impairment of long-lived assets, net and project termination costs	26,380	50,662	(24,282)	(47.9)%
Total operating expenses	101,553	145,564	(44,011)	(30.2)%

Operating loss	(49,551)	(100,463)	50,912	50.7%

Interest (expense) income, net	(21,134)	13,369	(34,503)	(258.1)%
Change in fair value of investments, net	2,822	(1,945)	4,767	245.1%
Other income, net	630	215	415	193.0%

Loss before income taxes	(67,233)	(88,824)	21,591	24.3%
Benefit from income taxes	8,834	11,536	(2,702)	(23.4)%
Net loss	$(58,399)	$(77,288)	$18,889	24.4%
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(12,027)	(16,827)	4,800	28.5%
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(46,372)	$(60,461)	$14,089	23.3%

The following table presents the Company’s results of operations for each segment for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
(dollars in thousands)	2024				2023
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$48,396	$—	$—	$48,396	$43,721	$—	$—	$43,721
Investment Management revenue	—	4,878	—	4,878	—	2,842	—	2,842
Other revenue	2,083	—	—	2,083	2,626	—	—	2,626
Operating revenue	$50,479	$4,878	$—	$55,357	$46,347	$2,842	$—	$49,189
Contract amortization, net	(3,355)	—	—	(3,355)	(4,088)	—	—	(4,088)
Total net revenue	$47,124	$4,878	$—	$52,002	$42,259	$2,842	$—	$45,101

Operating expenses
Direct operating costs	$37,568	$3,509	$—	$41,077	$23,650	$4,312	$—	$27,962
General and administrative	3,360	2,316	7,671	13,347	4,045	1,313	6,897	12,255
Depreciation, amortization and accretion	18,362	—	2,387	20,749	52,298	1	2,386	54,685
Gain on deconsolidation, net	—	—	—	—	—	—	—	—
Impairment of long-lived assets, net and project termination costs	26,380	—	—	26,380	50,662	—	—	50,662
Total operating expenses	$85,670	$5,825	$10,058	$101,553	$130,655	$5,626	$9,283	$145,564

Operating loss	$(38,546)	$(947)	$(10,058)	$(49,551)	$(88,396)	$(2,784)	$(9,283)	$(100,463)
Operating loss margin(1)	(82)%	(19)%	N/A	(95)%	(209)%	(98)%	N/A	(223)%

Segment adjusted EBITDA	$9,580	$(682)	$(6,838)	$2,060	$18,657	$(2,123)	$(6,394)	$10,140
Segment adjusted EBITDA margin(2)	19%	(14)%	N/A	4%	40%	(75)%	N/A	21%
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
Energy revenue from the IPP segment was $48.4 million for the three months ended September 30, 2024, an increase of $4.7 million, or 10.7%, compared to the same period for 2023. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type.
The increase in Energy revenue is primarily driven by an increase of $4.5 million in Energy revenue generated by the Company’s operating solar fleet to Energy revenue to $28.7 million for the three months ended September 30, 2024, due to additional assets being placed in operation during and subsequent to the quarter ended September 30, 2023. The increase in Energy revenue within the period is also driven by an increase of $2.9 million in Energy revenue generated by the Company’s operating wind fleet to $12.7 million for the three months ended September 30, 2024, primarily due to increased production from the Company’s restarted wind repower projects from 2023 and a large wind asset that was under repair in 2023 and higher than expected wind resources for generation. This was offset by reduction in revenue due to the EVCE bankruptcy. Refer to Electricity Production by Our Fleet below for additional information on operational summary statistics for the Company’s IPP fleet.
Other Revenue - IPP
Other revenue from the IPP segment was $2.1 million for the three months ended September 30, 2024, a decrease of $0.5 million, or 20.7%, compared to the same period for 2023. The decrease in Other revenue within the period is primarily driven by a reduction in interest income from notes receivable held by the Company due to the repayment of notes receivable during and subsequent to the third quarter of 2023.
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
Contract amortization, net from the IPP segment was $3.4 million for the three months ended September 30, 2024, a decrease of $0.7 million, or 17.9%, compared to the same period for 2023. The decrease in Contract amortization, net is primarily driven by the impairment of certain PPA intangibles associated with a certain renewable energy asset in the third quarter of 2023 as well as an increase in amortization revenue due to certain unfavorable PPA intangibles for projects placed into service subsequent to the third quarter of 2023.
Direct Operating Costs - IPP

	Three months ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Operations and maintenance	$24,762	$11,278	$13,484	119.6%
Property taxes, insurance and site lease	9,698	6,825	2,873	42.1%
Salaries and benefits, professional fees and other	3,108	5,547	(2,439)	(44.0)%
Direct operating costs - IPP	$37,568	$23,650	$13,918	58.8%

Direct operating costs within the IPP segment represents the costs to operate our fleet of renewable energy projects, including operations and maintenance, site lease expense, project level insurance and property taxes, and other costs incurred at the project level. Additionally, the Company employs a dedicated team of technical asset managers to monitor the operational performance of the projects within IPP. The salaries, benefits and professional service costs directly related to the operations of IPP that are not capitalized are included within Direct operating costs in the table above and on the Consolidated Statements of Operations. Direct operating costs excludes any depreciation, amortization and accretion expense.
Direct operating costs from the IPP segment were $37.6 million for the three months ended September 30, 2024, an increase of $13.9 million, or 58.8%, compared to the same period for 2023. The increase in Direct operating costs in the quarter ended September 30, 2024 is primarily due to the settlement agreement, the Company entered into with a third party vendor, resulting in a forfeiture of advance deposits of $16.0 million due to the termination of the existing purchase contract in order to acquire the solar panels needed for its development and construction pipeline from a different vendor with significantly better economic proposition due to reduced cash outlays. This was offset by lower operating costs from the deconsolidation of EVCE in April 2024 compared to the same period in 2023. Refer to Part I — Item 1 — Note 3. Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements (unaudited) for more information on the deconsolidation of EVCE.
General and administrative
General and administrative expense from the IPP segment was $3.4 million for the three months ended September 30, 2024, a decrease of $0.7 million, or 16.9%, compared to the same period for 2023. The decrease in General and administrative expense is primarily related to additional expense recognized during the three months ended September 30, 2023 for fees related to a terminated PPA.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense from the IPP segment was $18.4 million for the three months ended September 30, 2024, a decrease of $33.9 million, or 64.9%, compared to the same period for 2023. The decrease in Depreciation, amortization and accretion expense within the period primarily related to additional accelerated depreciation recorded in the third quarter of 2023. The Company engaged in three wind repower projects in 2023 where the existing assets retrofitted with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Depreciation of fixed assets replaced was accelerated between the mobilization milestone date in the related EPC contract and the date of de-electrification of the project site. The Company accelerated $36.1 million of depreciation on the three wind repower projects during the quarter ended September 30, 2023.
Impairment of long-lived assets, net and project termination costs
Impairment of long-lived assets, net and project termination costs expense from the IPP segment was $26.4 million for the three months ended September 30, 2024, a decrease of $24.3 million, or 47.9%, compared to the same period for 2023. The Company recorded an impairment of $12.7 million during the three months ended September 30, 2024 related to two development-stage projects due to the termination of the PPAs by the offtaker subsequent to September 30, 2024 as a result of events of default for failure to meet existing contractual milestones under the applicable PPA contract as of September 30, 2024. The impairment analysis indicated that the projected future cash flows for the projects no longer supported the recoverability of the carrying value of the related long-lived assets. The total impairment included a $6.3 million loss on plant and equipment, a $2.9 million loss on ROU assets and assets associated with upfront payments that was due to the offtaker and a $3.5 million of Impairment of long-lived assets, net and project termination costs on the Consolidated Statements of Operations related to favorable PPA contracts presented within Intangible assets, net. Additionally, the Company recorded $13.6 million in project termination fees for termination charges due to the notice of termination. In 2023, the Company determined that there was an impairment of an intangible asset contract, as such, recorded a charge of $50.7 million associated with a certain renewable energy asset of which, $7.0 million was associated with the plant and equipment asset for the three months ended September 30, 2023, and the remainder of which was associated with the favorable PPA contract. Refer to Part I — Item 1 — Note 8. Property, Plant and Equipment and Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
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
Revenue from the IM segment was $4.9 million for the three months ended September 30, 2024, an increase of $2.0 million or 71.6%, compared to the same period for 2023. The increase in revenue within the period is primarily related to revenue earned from GREC II related to management and administrative fees as a result of the growth of assets under management at GREC II. Refer to Part I — Item 1 — Note 14. Related Parties, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Direct Operating Costs – IM
Direct operating costs within the IM segment represents the costs for the investment management services for the managed funds. This includes the costs to raise and deploy capital for such funds.
Direct operating costs from the IM segment was $3.5 million for the three months ended September 30, 2024, a decrease of $0.8 million, or 18.6%, compared to the same period for 2023. The decrease in Direct operating costs within the period is primarily related to lower administrative and business development related costs for the IM segment.
General and administrative
General and administrative expense from the IM segment was $2.3 million for the three months ended September 30, 2024, an increase of $1.0 million, or 76.4%, compared to the same period for 2023. The increase in General and administrative expense is primarily related to an increase in salary and compensation related expenses due to increased headcount for various functions providing support to the IM segment as well as additional share-based compensation expense related to GDEV II incentive fees. Refer to Part I — Item 1 — Note 17. Share-based Compensation, in the Notes to the Consolidated Financial Statements (unaudited) for more information on GDEV II incentive fees.
Corporate
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment. Unallocated corporate expenses also include non-recurring professional services and legal fees.
General and administrative expense for Corporate was $7.7 million for the three months ended September 30, 2024, an increase of $0.8 million, or 11.2%, compared to the same period for 2023. The increase in General and administrative expense is primarily related to an increase in salary and compensation related expenses primarily due to increased headcount for corporate functions as well as professional fees associated with various non-recurring projects. Additionally, the Company recognized additional expense related to new restricted share units and performance restricted share units granted subsequent to the third quarter of 2023. Refer to Part I — Item 1 — Note 17. Share-based Compensation, in the Notes to the Consolidated Financial Statements (unaudited) for more information.

Non-operating income and expense
Interest (expense) income, net
Interest (expense) income, net was $21.1 million of expense for the three months ended September 30, 2024, compared to $13.4 million of income for the same period for 2023. The change is primarily driven by an increase in interest expense related to sale-leaseback transactions closed subsequent to the three months ended September 30, 2023. Additionally the increase in expense was driven by the unfavorable changes in fair value of the Company’s interest rate swaps due to expected rate cuts in interest rates during the three months ended September 30, 2024. Refer to Part I – Item 1 – Note 10. Debt and Note 11. Derivative Instruments in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Change in fair value of investments, net
Change in fair value of investments, net was a gain of $2.8 million for the three months ended September 30, 2024, compared to a gain of $1.9 million for the same period for 2023. The change is primarily driven by the change in fair value of the Company’s investments, primarily an increase in fair value for the Company’s Aurora Solar investment. Refer to Part I – Item 1 – Note 6. Fair Value Measurements and Investments in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Benefit from income taxes
Benefit from income taxes was a $8.8 million benefit for the three months ended September 30, 2024, compared to a $11.5 million benefit for the same period for 2023. The change is primarily driven by a change in the Company’s estimated effective tax rate to 2.2% for the three months ended September 30, 2024 compared to 9.9% for the three months ended September 30, 2023. The decrease in estimated effective tax rate is primarily due to the change in the estimated tax impact from the Company’s forecasted income attributable to GREC. This forecast changed to a smaller total net loss in 2024 compared to 2023 primarily due to larger non recurring charges recorded in 2023.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was $12.0 million for the three months ended September 30, 2024, compared to $16.8 million for the same period for 2023. The change is primarily related to significant projects that were placed into service in 2023, resulting in difference in significant tax benefits being allocated to the Tax Equity Investor offset by a project that was placed into service in the third quarter of 2024, resulting in tax benefits being allocated to the Tax Equity Investors.

Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	Three months ended September 30,
(in thousands)	2024	2023
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$9,580	$18,657
IM Adjusted EBITDA	(682)	(2,123)
Total Segment Adjusted EBITDA	$8,898	$16,534

Reconciliation:
Total Segment Adjusted EBITDA	$8,898	$16,534
Unallocated corporate expenses	(6,838)	(6,394)
Total Adjusted EBITDA	$2,060	$10,140

Less:
Share-based compensation expense	1,275	4,480
Change in fair value of contingent consideration	(4,690)	(5,420)
Non-recurring professional services and legal fees	3,036	729
Non-recurring salaries and personnel related expenses	1,257	1,250
Depreciation, amortization and accretion(1)	24,353	58,902
Impairment of long-lived assets, net and project termination costs	26,380	50,662
Operating loss	$(49,551)	$(100,463)

Interest (expense) income, net	(21,134)	13,369
Change in fair value of investments, net	2,822	(1,945)
Other income, net	630	215
Loss before income taxes	$(67,233)	$(88,824)

Benefit from income taxes	8,834	11,536
Net loss	$(58,399)	$(77,288)

Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(12,027)	(16,827)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(46,372)	$(60,461)
(1)Includes contract amortization, net in the amount of $3.4 million and $4.1 million for the three months ended September 30, 2024 and 2023, respectively, which is included in Contract amortization, net on the Consolidated Statements of Operations.
Refer to Part I – Item 1 – Note 19. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for further discussion on how the Company’s CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA and above for a discussion and analysis of the Company’s results of operations for each segment.

Nine months ended September 30, 2024 and 2023
The following table presents the Company’s consolidated results of operations for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue
Energy revenue	$143,271	$126,115	$17,156	13.6%
Investment Management revenue	14,386	9,174	5,212	56.8%
Other revenue	4,778	5,896	(1,118)	(19.0)%
Contract amortization, net	(9,430)	(13,832)	4,402	31.8%
Total net revenue	$153,005	$127,353	$25,652	20.1%

Operating expenses
Direct operating costs	92,130	77,446	14,684	19.0%
General and administrative	55,558	44,914	10,644	23.7%
Depreciation, amortization and accretion	61,685	104,831	(43,146)	(41.2)%
Gain on deconsolidation, net	(5,722)	—	(5,722)	N/A
Impairment of long-lived assets, net and project termination costs	32,710	50,662	(17,952)	(35.4)%
Total operating expenses	236,361	277,853	(41,492)	(14.9)%

Operating loss	(83,356)	(150,500)	67,144	44.6%

Interest (expense) income, net	(35,158)	7,912	(43,070)	(544.4)%
Change in fair value of investments, net	656	(1,268)	1,924	151.7%
Other income, net	628	245	383	156.3%

Loss before income taxes	(117,230)	(143,611)	26,381	18.4%
Benefit from income taxes	2,579	14,155	(11,576)	(81.8)%
Net loss	$(114,651)	$(129,456)	$14,805	11.4%
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(48,974)	(65,808)	16,834	25.6%
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(65,677)	$(63,648)	$(2,029)	(3.2)%

The following table presents a discussion of the Company’s results of operations for each segment for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
(dollars in thousands)	2024				2023
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$143,271	$—	$—	$143,271	$126,115	$—	$—	$126,115
Investment Management revenue	—	14,386	—	14,386	—	9,174	—	9,174
Other revenue	4,778	—	—	4,778	5,895	—	—	5,895
Operating revenue	$148,049	$14,386	$—	$162,435	$132,010	$9,174	$—	$141,184
Contract amortization, net	(9,430)	—	—	(9,430)	(13,832)	—	—	(13,832)
Total net revenue	$138,619	$14,386	$—	$153,005	$118,178	$9,174	$—	$127,352

Operating expenses
Direct operating costs	$80,692	$11,438	$—	$92,130	$65,772	$11,674	$—	$77,446
General and administrative	12,642	6,686	36,230	55,558	10,794	2,683	31,437	44,914
Depreciation, amortization and accretion	54,517	1	7,167	61,685	97,980	1	6,850	104,831
Gain on deconsolidation, net	(5,722)	—	—	(5,722)	—	—	—	—
Impairment of long-lived assets, net and project termination costs	32,710	—	—	32,710	50,662	—	—	50,662
Total operating expenses	$174,839	$18,125	$43,397	$236,361	$225,208	$14,358	$38,287	$277,853

Operating loss	$(36,220)	$(3,739)	$(43,397)	$(83,356)	$(107,030)	$(5,184)	$(38,287)	$(150,501)
Operating loss margin(1)	(26)%	(26)%	N/A	(54)%	(91)%	(57)%	N/A	(118)%

Segment adjusted EBITDA	$54,665	$(982)	$(20,336)	$33,347	$55,460	$(4,275)	$(21,905)	$29,280
Segment adjusted EBITDA margin(2)	37%	(7)%	N/A	21%	42%	(47)%	N/A	21%
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

Independent Power Producer
Energy Revenue
Energy revenue from the IPP segment was $143.3 million for the nine months ended September 30, 2024, an increase of $17.2 million, or 14%, compared to the same period for 2023. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type.
The increase in Energy revenue is primarily driven by an increase of $10.7 million in Energy revenue generated by the Company’s operating solar fleet to $71.7 million for the nine months ended September 30, 2024, due to additional assets being placed in operation during and subsequent to the nine months ended September 30, 2023. The increase in Energy revenue within the period is also driven by an increase in Energy revenue generated by the Company’s operating wind fleet of $7.3 million to $47.4 million for the nine months ended September 30, 2024 primarily due to increased production from the Company’s restarted wind repower projects from 2023. Refer to Electricity Production by Our Fleet below for additional information on operational summary statistics for the Company’s IPP fleet.
Other Revenue - IPP
Other revenue from the IPP segment was $4.8 million for the nine months ended September 30, 2024, a decrease of $1.1 million, or 19%, compared to the same period for 2023. The decrease in Other revenue within the period is primarily related to a reduction in interest income from notes receivable held by the Company.
Contract Amortization, Net - IPP
Contract amortization, net from the IPP segment was $9.4 million for the nine months ended September 30, 2024, a decrease of $4.4 million, or 31.8%, compared to the same period for 2023. The decrease in Contract amortization, net is primarily driven by the full impairment of PPAs associated with EVCE in the third quarter of 2023 as well as an increase in amortization revenue due to certain unfavorable PPA intangibles for projects placed into service subsequent to the third quarter of 2023.
Direct Operating Costs - IPP

	Nine months ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Operations and maintenance	$47,076	$31,339	$15,737	50.2%
Property taxes, insurance and site lease	24,074	20,431	3,643	17.8%
Salaries and benefits, professional fees and other	9,542	14,002	(4,460)	(31.9)%
Direct operating costs - IPP	$80,692	$65,772	$14,920	22.7%
Direct operating costs from the IPP segment were $80.7 million for the nine months ended September 30, 2024, an increase of $14.9 million, or 23%, compared to the same period for 2023. The increase in Direct operating costs within the period is primarily related to increased operating costs from additional assets being placed in operation during and subsequent to September 30, 2023 and a settlement agreement with a third party vendor resulting in forfeiture of advance deposits $16.0 million due to the termination of the existing purchase contract in order to acquire the solar panels needed for its development and construction pipeline from a different vendor with significantly better economic proposition due to reduced cash outlays. This was partially offset by lower operating costs from the deconsolidation of EVCE in April 2024 compared to the same period in 2023 as well as a gain from insurance proceeds from a damaged power transformer. Refer to Part I — Item 1 — Note 3. Acquisitions and Divestitures and Note 8. Property, Plant and Equipment, in the Notes to the Consolidated Financial Statements (unaudited) for more information on the deconsolidation of EVCE and the gain from insurance proceeds, respectively.
General and administrative
General and administrative expense from the IPP segment was $12.6 million for the nine months ended September 30, 2024, an increase of $1.8 million, or 17%, compared to the same period for 2023. The increase in General and administrative expense is primarily related to increase in salary and compensation related expenses due to increased headcount for various functions providing support to the IPP segment.

Depreciation, amortization and accretion
Depreciation, amortization and accretion expense from the IPP segment was $54.5 million for the nine months ended September 30, 2024, a decrease of $43.5 million, or 44%, compared to the same period for 2023. The decrease in Depreciation, amortization and accretion expense within the period is primarily related to additional accelerated depreciation in the second and third quarter of 2023. The Company engaged in three wind repower projects in 2023 where the existing assets retrofitted with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Depreciation of fixed assets replaced was accelerated between the mobilization milestone date in the related EPC contract and the date of de-electrification of the project site. The Company accelerated $51.9 million of depreciation on the three wind repower projects during the year ended September 30, 2023. The decrease was partially offset by additional assets being placed in service during and subsequent to the quarter ended September 30, 2023.
Gain on deconsolidation, net
Gain on deconsolidation, net from the IPP segment was $5.7 million for the nine months ended September 30, 2024. EVCE filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Colorado. As a result of the Bankruptcy Filing, the Company was, no longer deemed to have a controlling interest in EVCE under applicable accounting standards. As a result, EVCE was deconsolidated from the Company’s Consolidated Financial Statements as of April 17, 2024. Refer to Part I — Item 1 — Note 3. Acquisitions and Divestitures, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Impairment of long-lived assets, net and project termination costs
Impairment of long-lived assets, net and project termination costs from the IPP segment was $32.7 million for the nine months ended September 30, 2024, a decrease of $18.0 million, or 35%, compared to the same period for 2023. The Company recognized an impairment of long-lived assets due to a change in state legislature that impacted the earnings potential on six projects for the nine months ended September 30, 2024. Additionally, the Company recorded an impairment of $12.7 million during the three months ended September 30, 2024 related to two development-stage projects due to the notice of termination of the PPAs by the offtaker subsequent to September 30, 2024 as a result of events of default for failure to meet existing contractual milestones under the applicable PPA contract as of September 30, 2024. The impairment analysis indicated that the projected future cash flows for the projects no longer supported the recoverability of the carrying value of the related long-lived assets. The total impairment included a $6.3 million loss on plant and equipment, a $2.9 million loss on ROU assets and assets associated with upfront payments that was due to the offtaker and a $3.5 million of Impairment of long-lived assets, net and project termination costs on the Consolidated Statements of Operations related to favorable PPA contracts presented within Intangible assets, net. Additionally, the Company recorded $13.6 million in project termination fees for termination charges due to the notice of termination. In 2023, the Company determined that there was an impairment of an intangible asset contract, as such, recorded a charge of $50.7 million associated with a certain renewable energy asset of which, $7.0 million was associated with the plant and equipment asset for the nine months ended September 30, 2023, and the remainder of which was associated with the favorable PPA contract. Refer to Part I — Item 1 — Note 8. Property, Plant and Equipment and Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Investment Management
Revenue
Revenue from the IM segment was $14.4 million for the nine months ended September 30, 2024, an increase of $5.2 million or 57%, compared to the same period for 2023. The increase in revenue within the period is primarily related to revenue earned from GREC II related to management and administrative fees as a result of the growth of assets under management at GREC II. Refer to Part I — Item 1 — Note 14. Related Parties, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Direct operating costs – IM
Direct operating costs from the IM segment was $11.4 million for the nine months ended September 30, 2024, a decrease of $0.2 million, or 2%, compared to the same period for 2023. The decrease in Direct operating costs within the period is primarily related to lower allocated administrative and distribution related costs.

General and administrative
General and administrative expense from the IM segment was $6.7 million for the nine months ended September 30, 2024, an increase of $4.0 million, or 149%, compared to the same period for 2023. The increase in General and administrative expense is primarily related to an increase in salary and compensation related expenses due to increased headcount for various functions providing support to the IM segment as well as additional share-based compensation expense related to GDEV II incentive fees. Refer to Part I — Item 1 — Note 17. Share-based Compensation, in the Notes to the Consolidated Financial Statements (unaudited) for more information on GDEV II incentive fees.
Corporate
General and administrative expense for Corporate was $36.2 million for the nine months ended September 30, 2024, an increase of $4.8 million, or 15%, compared to the same period for 2023. The increase in General and administrative expense is primarily related to an increase in salary and compensation related expenses primarily due to increased headcount for corporate functions as well as professional fees associated with various non-recurring projects. Additionally, the Company recognized additional expense related to new restricted share units and performance restricted share units granted subsequent to the third quarter of 2023. Refer to Part I — Item 1 — Note 17. Share-based Compensation, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Non-operating income and expense
Interest (expense) income, net
Interest (expense) income, net was $35.2 million of expense for the nine months ended September 30, 2024, compared to $7.9 million of income for the same period for 2023. The change is primarily driven by interest expense related to our sale-leaseback transactions entered into subsequent to the nine months ended September 30, 2023,offset by an increase in the favorable changes in fair value of our interest rate swaps. Refer to Part I – Item 1 – Note 10. Debt and Note 11. Derivative Instruments, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Change in fair value of investments, net
Change in fair value of investments, net was a gain of $0.7 million for the nine months ended September 30, 2024, compared to a loss of $1.3 million in the same period for 2023. The change is primarily driven by the change in fair value of the Company’s investments, primarily an increase in fair value for the Company’s OYA and GDEV II investments, partially offset by a decrease in fair value for the Company’s Aurora Solar investment. Refer to Part I – Item 1 – Note 6. Fair Value Measurements and Investments in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Benefit from income taxes
Benefit from income taxes was a benefit of $2.6 million for the nine months ended September 30, 2024, compared to $14.2 million for the same period for 2023. The change is primarily driven by a decrease in the Company’s estimated effective tax rate to 2.2% for the nine months ended September 30, 2024 from 9.9% in the same period in 2023. The decrease in estimated effective tax rate is primarily due to the change in the estimated tax impact from the Company’s forecasted income attributable to GREC. This forecast changed to a smaller total net loss in 2024 compared to 2023 due to larger non recurring charges recorded in 2023.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was $49.0 million for the nine months ended September 30, 2024 compared to $65.8 million for the same period for 2023. The decrease is primarily related to the difference in tax benefits allocated to the tax equity investors in 2023 related to certain tax equity partnerships offset by tax benefits allocated to tax equity investors in 2024 related to certain tax equity partnerships.

Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	Nine months ended September 30,
(in thousands)	2024	2023
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$54,665	$55,460
IM Adjusted EBITDA	(982)	(4,275)
Total Segment Adjusted EBITDA	$53,683	$51,185

Reconciliation:
Total Segment Adjusted EBITDA	$53,683	$51,185
Unallocated corporate expenses	(20,336)	(21,905)
Total Adjusted EBITDA	$33,347	$29,280

Less:
Share-based compensation expense	12,980	9,992
Change in fair value of contingent consideration	(3,764)	(4,103)
Non-recurring professional services and legal fees	7,094	2,921
Non-recurring salaries and personnel related expenses	1,659	1,250
Depreciation, amortization and accretion(1)	71,746	119,058
Gain on deconsolidation, net	(5,722)	—
Impairment of long-lived assets, net and project termination costs	32,710	50,662
Operating loss	$(83,356)	$(150,500)

Interest (expense) income, net	(35,158)	7,912
Change in fair value of investments, net	656	(1,268)
Other income, net	628	245
Loss before income taxes	$(117,230)	$(143,611)

Benefit from income taxes	2,579	14,155
Net loss	$(114,651)	$(129,456)

Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(48,974)	(65,808)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(65,677)	$(63,648)
(1)Includes contract amortization, net in the amount of $9.4 million and $13.8 million for the nine months ended September 30, 2024 and 2023, respectively, which is included in Contract amortization, net on the Consolidated Statements of Operations.
Refer to Part I – Item 1 – Note 19. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for further discussion on how the Company’s CODM evaluates the financial performance of each segment using Segment Adjusted EBITDA and above for a discussion and analysis of the Company’s results of operations for each segment.

Non-GAAP Financial Measures
This Quarterly Report includes certain non-GAAP financial measures that are not prepared in accordance with U.S. GAAP and that may be different from non-GAAP financial measures used by other companies. The Company believes EBITDA, Adjusted EBITDA and Funds from Operations (“FFO”) are useful to investors in evaluating the Company’s financial performance. Each of these measures should not be considered in isolation from or as superior to or as a substitute for other financial measures determined in accordance with U.S. GAAP, such as net income (loss) or operating income (loss). The Company uses these measures internally to establish forecasts, budgets and operational goals to manage and monitor its business, as well as evaluate its underlying historical performance and to measure incentive compensation, as we believe that these non-GAAP financial measures depict the true performance of the business by encompassing only relevant and controllable events, enabling the Company to evaluate and plan more effectively for the future. In addition, the Company’s debt agreements contain covenants that use a variation of these measures for purposes of determining debt covenant compliance. The Company believes that investors should have access to the same set of tools that its management uses in analyzing operating results. EBITDA, Adjusted EBITDA and FFO should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from EBITDA, Adjusted EBITDA and FFO are significant components in understanding and assessing the Company’s financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity and may be different from similarly titled non-GAAP measures used by other companies. The presentations of EBITDA, Adjusted EBITDA and FFO should not be construed as an inference that the future results the Company will be unaffected by unusual or nonrecurring items.
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
The following table reconciles Net loss attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and FFO:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(46,372)	$(60,461)	$(65,677)	$(63,648)
Add back or deduct the following:
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(12,027)	(16,827)	(48,974)	(65,808)
Provision for (benefit from) income taxes	(8,834)	(11,536)	(2,579)	(14,155)
Interest expense (income), net	21,134	(13,369)	35,158	(7,912)
Change in fair value of investments, net	(2,822)	1,945	(656)	1,268
Other expense (income), net	(630)	(215)	(628)	(245)
Depreciation, amortization and accretion(1)	24,353	58,902	71,746	119,058
EBITDA	$(25,198)	$(41,561)	$(11,610)	$(31,442)
Share-based compensation expense	1,275	4,480	12,980	9,992
Change in fair value of contingent consideration	(4,690)	(5,420)	(3,764)	(4,103)
Gain on deconsolidation, net	—	—	(5,722)	—
Impairment of long-lived assets, net and project termination costs	26,380	50,662	32,710	50,662
Non-recurring professional services and legal fees	3,036	729	7,094	2,921
Non-recurring salaries and personnel related expenses	1,257	1,250	1,659	1,250
Adjusted EBITDA	$2,060	$10,140	$33,347	$29,280
Cash portion of interest expense	(7,614)	(7,700)	(22,389)	(19,604)
Distributions to tax equity investors	(5,617)	(4,812)	(14,521)	(13,299)
FFO	$(11,171)	$(2,372)	$(3,563)	$(3,623)
(1)Includes contract amortization, net in the amount of $3.4 million, $4.1 million, $9.4 million, and $13.8 million for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations.
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

The determination of the fair value of the Company’s investments requires judgment, especially with respect to investments for which market quotations are not available. For most of the Company’s investments, market quotations are not available. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Because the calculation of Company’s NAV is based, in part, on the fair value of Company’s investments as determined by management, our calculation of NAV is to a degree subjective and could be adversely affected if the determinations regarding the fair value of the Company’s investments were materially higher than the values that the Company ultimately realize upon the disposal of such investments. The following table reconciles total equity per our Consolidated Balance Sheets as of September 30, 2024 to our NAV:

(in thousands, except per share data)	September 30, 2024
Total equity	$1,642,354
Add back or deduct the following:
Noncontrolling interests	(225,781)
Redeemable noncontrolling interests	(1,828)
Accumulated unrealized appreciation in fair value of investments	142,212
Net asset value (members’ equity)	$1,556,957

Shares outstanding	199,420
NAV per share	$7.81
The aggregate NAV of the Company’s common shares as of September 30, 2024 was $1.6 billion, or $7.81 per share, and was determined in accordance with the valuation guidelines as approved by the Company’s Board of Directors. Prior to the change in status, the Company recorded its renewable energy projects at fair value and recorded the changes in fair value as an unrealized gain or loss. Upon the change in status, this fair value accounting is no longer applicable, and the Company presents on a consolidated basis the underlying assets and liabilities of its subsidiaries in accordance with the applicable U.S. GAAP.
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
Accumulated Unrealized Appreciation (Depreciation) in Fair Value of Investments
•Our renewable energy assets are presented at historical cost and all debt facilities are recorded at their carrying value in the Consolidated Financial Statements prepared under U.S. GAAP. As such, any increases or decreases in the fair market value of our renewable energy assets or our debt are not recorded in U.S. GAAP equity. For purposes of determining NAV, our renewable energy projects and project-level debt are recorded at fair value. As a result, we include the accumulated unrealized appreciation (depreciation) in fair value of our renewable energy projects and project-level debt in NAV. The inception-to-date accumulated unrealized appreciation (depreciation) in fair value of our renewable energy projects as determined under the Investment Basis was included in U.S. GAAP equity as of May 19, 2022 (refer to the Company’s 2023 Form 10-K for further discussion of change in presentation due to change in status). As such, the adjustments reflect the change in unrealized appreciation (depreciation) in fair value of our renewable energy projects and project-level debt from May 19, 2022 and prospectively; and

•The fair value of the Company’s derivative instruments, which represent interest rate swap contracts, and the related unrealized gain (loss) are already recorded within U.S. GAAP equity. As such, the unrealized gain (loss) associated with the fair value of the Company’s renewable energy projects does not include the impact of our hedging activities associated with interest rate volatility on project-level debt. The following table provides for a breakdown of the major components of our NAV as of September 30, 2024:

(in thousands)
Components of NAV	September 30, 2024
Investment in renewable energy projects and secured loans, at fair value	$2,320,242
Cash and cash equivalents and Restricted cash	172,626
Derivative assets	81,686
Other current assets	51,418
Other noncurrent assets	336,237
Derivative liabilities	(6,416)
Other current liabilities	(53,596)
Long-term debt, including current portion	(1,084,379)
Other noncurrent liabilities	(260,861)
Net Asset Value	$1,556,957
Shares outstanding	199,420
The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2024:

(in thousands, except per share data)
	Class
	A	C	I	P-A	P-I	P-D	P-S	P-T	EO	Total
NAV	$118,297	$19,980	$49,064	$6,657	$983,351	$1,531	$344,528	$1,956	$31,593	$1,556,957
Shares outstanding	15,884	2,721	6,582	860	124,365	193	44,568	252	3,995	199,420
NAV per share as of September 30, 2024	$7.448	$7.344	$7.454	$7.747	$7.907	$7.918	$7.730	$7.797	$7.907
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
The Company’s quarterly process to determine MSV per share class is performed in accordance with procedures approved by the Company’s Board of Directors. The MSV per share class as of September 30, 2024 was approved by the Company’s Board of Directors.

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

Current and Historical Monthly Share Values
The MSV for each class of the Company's shares, and the dates they were effective, are as follows:

Period		Class
From	To	A	C	I	P-A	P-I	P-S	P-T	P-D	EO
3-Jan-22	31-Jan-22	$8.339	$8.128	$8.339	$8.630	$8.803	$8.852	$8.894	$8.859	$—
1-Feb-22	28-Feb-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Mar-22	31-Mar-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Apr-22	1-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
2-May-22	31-May-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Jun-22	30-Jun-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Jul-22	31-Jul-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
1-Aug-22	30-Aug-22	$8.323	$8.129	$8.321	$8.619	$8.798	$8.858	$8.878	$8.842	$—
31-Aug-22	2-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003	$—
3-Oct-22	31-Oct-22	$8.493	$8.340	$8.500	$8.817	$8.987	$9.049	$9.059	$9.003	$—
1-Nov-22	30-Nov-22	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
1-Dec-22	1-Jan-23	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
2-Jan-23	31-Jan-23	$8.301	$8.159	$8.300	$8.612	$8.801	$8.853	$8.863	$8.817	$—
1-Feb-23	28-Feb-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
1-Mar-23	2-Apr-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
3-Apr-23	30-Apr-23	$8.308	$8.185	$8.310	$8.626	$8.810	$8.872	$8.864	$8.828	$—
1-May-23	31-May-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$—
1-Jun-23	2-Jul-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$—
3-Jul-23	31-Jul-23	$8.328	$8.211	$8.331	$8.651	$8.834	$8.887	$8.882	$8.851	$8.835
1-Aug-23	31-Aug-23	$8.260	$8.154	$8.264	$8.582	$8.761	$8.808	$8.805	$8.776	$8.835
1-Sept-23	1-Oct-23	$8.260	$8.154	$8.264	$8.582	$8.761	$8.808	$8.805	$8.776	$8.835
2-Oct-23	30-Oct-23	$8.260	$8.154	$8.264	$8.582	$8.761	$8.808	$8.805	$8.776	$8.835
31-Oct-23	30-Nov-23	$7.753	$7.658	$7.759	$8.075	$8.247	$8.289	$8.287	$8.261	$8.247
1-Dec-23	1-Jan-24	$7.753	$7.658	$7.759	$8.075	$8.247	$8.289	$8.287	$8.261	$8.247
2-Jan-24	31-Jan-24	$7.753	$7.658	$7.759	$8.075	$8.247	$8.289	$8.287	$8.261	$8.247
1-Feb-24	29-Feb-24	$7.788	$7.714	$7.792	$8.105	$8.274	$8.341	$8.350	$8.286	$8.274
1-Mar-24	31-Mar-24	$7.788	$7.714	$7.792	$8.105	$8.274	$8.341	$8.350	$8.286	$8.274
1-Apr-24	30-Apr-24	$7.788	$7.714	$7.792	$8.105	$8.274	$8.341	$8.350	$8.286	$8.274
1-May-24	31-May-24	$7.725	$7.665	$7.731	$8.042	$8.207	$8.262	$8.276	$8.216	$8.207
3-Jun-24	30-Jun-24	$7.725	$7.665	$7.731	$8.042	$8.207	$8.262	$8.276	$8.216	$8.207
1-Jul-24	31-Jul-24	$7.725	$7.665	$7.731	$8.042	$8.207	$8.262	$8.276	$8.216	$8.207
1-Aug-24	2-Sep-24	$7.491	$7.435	$7.498	$7.807	$7.972	$8.015	$8.034	$7.979	$7.972
3-Sept-24	30-Sept-24	$7.491	$7.435	$7.498	$7.807	$7.972	$8.015	$8.034	$7.979	$7.972
1-Oct-24	31-Oct-24	$7.491	$7.435	$7.498	$7.807	$7.972	$8.015	$8.034	$7.979	$7.972
1-Nov-24	29-Nov-24	$7.448	$7.387	$7.454	$7.761	$7.907	$7.947	$7.966	$7.933	$7.907
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
The power-production capacity of the Company’s operating fleet of renewable energy projects increased by 0.1 GW on a year-over-year basis as the Company acquired new operating projects and its under-construction projects entered commercial operation.
As illustrated below, this capacity growth enabled the Company’s fleet of clean energy projects to produce over 0.8 million megawatt hours (“MWh”) of total power during the three months ended September 30, 2024, marking a year-over-year increase of 18%. The increased production is driven by the solar energy segment, which included 0.6 million MWh of solar energy production, representing year-over-year growth of 15%.

The Company’s operating solar fleet includes 336 operating assets comprising 1,208 MW of capacity as of September 30, 2024, an increase of 22 operating assets and 111 megawatts (“MW”) capacity compared to the prior year period. Total production was 0.6 million MWh for the three months ended September 30, 2024, an increase of 0.1 million MWh compared to the prior year period. The increase is primarily due to additional assets being placed in operation during and subsequent to the quarter ended September 30, 2023.
The Company’s operating wind fleet includes 16 operating assets comprising 393 MW of capacity as of September 30, 2024, an increase of seven MW capacity compared to the prior year period. In addition, total production was 0.2 million MWh for the three months ended September 30, 2024, an increase of 0.1 million MWh compared to the prior year period. The increase is primarily due to increased production from the Company’s restarted wind repower projects from 2023, a large wind asset that was under repair in 2023 and higher than expected wind resources for generation.
Partially offsetting the overall increase of production, the Company’s biomass production decreased 17.3 thousand MWh for the three months ended September 30, 2024 due to the deconsolidation of EVCE in April 2024. Refer to Part I — Item 1 — Note 3. Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements (unaudited) for more information.
The table below provides summary statistics on the IPP fleet for the nine months ended September 30, 2024 and 2023.

Portfolio Metrics	September 30, 2024	September 30, 2023	Change	Change as %
Power-production capacity of operating fleet at end of period	1.6 GW	1.5 GW	0.1 GW	7%
Power-generating capacity of pre-operational fleet at end of period	1.6 GW	1.8 GW	(0.2) GW	(12)%
Total power-generating capacity of fleet at end of period	3.2 GW	3.3 GW	(0.1) GW	(4)%
Total energy produced (MWh)	796,919	674,631	122,288	18%
YTD total energy produced at end of period (MWh)	2,356,666	2,016,523	340,143	17%
Total number of fleet assets at end of period	425	445	(20)	(4)%
The following table presents the Company’s operating fleet by the capacity for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
MWh by Technology	2024	2023	% Change	2024	2023	% Change
Solar	555,386	483,643	15%	1,440,140	1,222,689	18%
Wind	241,533	173,682	39%	903,588	748,291	21%
Biomass	—	17,306	(100)%	12,938	45,543	(72)%
Total	796,919	674,631	18%	2,356,666	2,016,523	17%

MWh by Technology
Nine months ended September 30, 2023
Nine months ended September 30, 2024
Three months ended Sep 30, 2023
Three months ended September 30, 2024
1,500,000
1,350,000
1,200,000
1,050,000
900,000
750,000
600,000
450,000
300,000
150,000
0
Commercial Solar
Wind
Biomass

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
The Company’s short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt, to make distributions to our shareholders (to the extent authorized and declared by the Board of Directors) and to repurchase our common shares pursuant to our SRP in connection with the death, disability or determination of incompetence of a shareholder. We also have a significant pipeline of currently contracted and potential future development, construction and acquisition projects, all of which will require short-term funding. We expect to meet our short-term liquidity requirements primarily from operating cash flow, cash on hand, and borrowings under our existing financing sources and future debt and equity financing.
The Company’s long-term liquidity needs consist primarily of funds necessary to repay debt and other financing obligations, and to acquire, construct and develop renewable energy and energy efficiency projects. We expect to meet our long-term liquidity requirements with operating cash flow, cash on hand, borrowings under our existing financing sources and future debt and equity financing.

The Company’s primary sources of financing include corporate-level credit facilities or other secured and unsecured borrowings and the issuance of additional equity and debt securities as appropriate given market conditions. In addition, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, tax equity bridge loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, other sources of capital may include tax equity financings, sale of tax credits, governmental grant proceeds, and proceeds from sales of assets and capital repayments from investments. There can be no guarantee that financing will be available on acceptable terms or at all.
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
As of September 30, 2024 and December 31, 2023, the Company had $108.4 million and $96.9 million, respectively, in Cash and cash equivalents and $61.1 million and $85.2 million, respectively, in Restricted cash, current. In the short-term, we anticipate continuing to (1) increase our draw on current financing facilities, and (2) enter into new financing arrangements.
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
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares. We also suspended our SRP effective September 23, 2023 (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder), and as a result, we expect to be able to devote a greater amount of our liquidity and capital resources to executing our broader business strategy. The Company is also currently engaged in a thorough assessment of the GREC fleet, with a view to potentially divest certain of the Company’s current investments where, as an active portfolio manager, the Company can unlock capital either for reinvestment or to return to our shareholders.
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

The weighted average interest rate including associated swap agreements, deferred financing costs and capitalized interest on total debt outstanding was 3.90% as of September 30, 2024. As of September 30, 2024 and December 31, 2023, the Company had $1.1 billion and $1.1 billion, respectively, in outstanding debt. See Part I – Item 1 – Note 10. Debt, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
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
Changes in Cash Flows
The following table shows cash flows from operating, investing and financing activities for the Company for the periods indicated:

	Nine months ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$56,340	$34,122
Net cash used in investing activities	(193,996)	(262,436)
Net cash provided by financing activities	122,607	114,851
Net decrease in Cash, cash equivalents and Restricted cash	(15,049)	(113,463)
Operating Activities
Net cash provided by operating activities was $56.3 million for the nine months ended September 30, 2024, an increase of $22.2 million, compared to the same period for 2023. The increase in net cash provided by operating activities is primarily due to the non-cash adjustments such as equity compensation expense of $13.0 million depreciation and amortization expense of $71.1 million, impairment of long-lived asset, net of $19.1 million and project termination cost of $13.6 million. Additionally, the increase was due to a decrease in net loss of $14.8 million compared to the prior year period and an increase in working capital of $43.2 million, primarily driven by the receipt of $47.2 million due to the termination of an interest rate swap in the nine months ended September 30, 2024.
Investing Activities
Net cash used in investing activities was $194.0 million for the nine months ended September 30, 2024, a decrease in cash used of $68.4 million, compared to the same period for 2023. The decrease in net cash used in investing activities is primarily due to an increase in receipts from notes receivable of $33.8 million as well as a reduction in payments made for ongoing construction projects of $29.5 million related to our solar and wind fleet as pre-operating projects reached COD and a decrease in pre-operating projects acquired subsequent to the quarter ended September 30, 2023. Additionally, the decrease in net cash used in investing activities is due to $12.5 million of additional net deposits returned for property, plant and equipment primarily due to reimbursements of refundable deposits on certain of our property, plant and equipment, return of capital of $6.6 million from the Company’s OYA investment and a decrease in purchases related to the Company’s equity method investments of $3.8 million. This was offset by additional loans made to Cider and OYA of $17.7 million.

Financing Activities
Net cash provided by financing activities was $122.6 million for the nine months ended September 30, 2024, an increase of $7.8 million, compared to the same period for 2023. The increase in net cash provided by financing activities is primarily driven by cash proceeds of $111.5 million related to the sale-leaseback transaction entered during the nine months ended September 30, 2024, a decrease in cash paid for repurchases of common shares and shareholder distributions and repurchases of $48.3 million and $27.9 million due to the suspension of the Company’s SRP and DRP, respectively. Additionally, the increase in net cash provided by financing activities is driven by additional contributions from noncontrolling interests of $13.8 million and additional proceeds on borrowings of $13.3 million, compared to the prior year period. This was partially offset by an increase in cash paid on borrowings of $114.2 million, and additional payments on the Company’s sale-leaseback transactions of $87.3 million, compared to the prior year period.
Contractual Obligations
The Company has a variety of contractual obligations and commitments, both short-term and long-term in nature. We have included the following information related to commitments of the Company to further assist investors in understanding our outstanding commitments.
Debt Outstanding
The Company has various borrowings both at the corporate level and the project level. As of September 30, 2024 and December 31, 2023, the Company had $1.1 billion and $1.1 billion, respectively, in outstanding debt. The Company currently has $89.7 million of capacity available to draw on its existing debt facilities. Refer to Part I — Item 1 — Note 10. Debt, in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of September 30, 2024, the Company has provided the requisite security for these agreements in the form of a standby letter of credit of $176.3 million. As of September 30, 2024, the Company had no unused letter of credit capacity.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from December 2024 through March 2030.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an amount of approximately $0.8 billion to complete construction of the facilities and the closing of the purchase of membership interest pursuant to all conditions being met under such agreements. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled between 2024 and 2028. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed-upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. As of September 30, 2024, the Company was in compliance with all agreed-upon delivery quantities.
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
If any of our REC counterparties fail to satisfy their contractual obligations, our revenues may decrease under replacement agreements, and we may incur expenses locating and executing such replacement agreements. For the majority of the forward REC contracts currently effective as of September 30, 2024, GREC and/or the Company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of September 30, 2024.
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures, which are governed by various agreements to which certain of the Company’s subsidiaries are individually a party to, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in an amount of $1.0 billion as of September 30, 2024. As of September 30, 2024, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
In addition, the Company, along with the parent company of the other 50.00% member of OYA, provided a guarantee to the tax equity investor member in one of the partnerships, for which OYA is the partner, for the payment and performance of all obligations of these subsidiaries under the partnership documents as well as affiliate contracts. As of September 30, 2024, the Company considers it remote that it would be required to make payments under any of these guarantees. Refer to Part I — Item 1 — Note 5. Variable Interest Entities in the Notes to the Consolidated Financial Statements (unaudited) for further details.
Leases
Lease agreements are evaluated at inception to determine whether they represent finance or operating leases. The Company has determined that the majority of its leases represent operating leases, and accordingly, minimum rental expense is recognized on a straight-line basis over the lease term beginning with the lease commencement date. For finance leases, the minimum rental expense is recognized in a front-loaded expense pattern. Refer to Part I — Item 1 — Note 13. Commitments and Contingencies in the Notes to the Consolidated Financial Statements (unaudited) for further details on the Company’s lease obligations.
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
Cash distributions for the nine months ended September 30, 2024 were funded from cash on hand and other external financing sources. To the extent authorized and declared by the Board of Directors, the Company expects to continue to fund distributions from a combination of cash on hand, cash from operations as well as other external financing sources. Due to the Company’s acquisition strategy to own pre-operational assets that are not yet generating cash from operations as well as the Company’s strategy of engaging in initiatives that include repowering projects where the existing assets are being retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity, a significant amount of distributions will continue to be funded from other external financing sources until such projects become operational. Management fee and incentive fee revenue from our IM segment is also utilized as a source of capital to fund distributions as this portion of our business grows.
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares.

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
Off-Balance Sheet Arrangements
In the ordinary course of business, the Company engages in financial transactions that are not presented on our Consolidated Balance Sheets or may be recorded on our Consolidated Balance Sheets in amounts that are different from the full contract or notional amount of the transaction. The Company’s off-balance sheet arrangements consist primarily of unfunded commitments and guarantees to the Tax Equity Investors, which may affect our liquidity and funding requirements based on the likelihood that borrowers will advance funds under the loan commitments, or we will be required to perform under the guarantee obligations. Refer to Part I — Item 1 — Note 5. Variable Interest Entities and Note 15. Noncontrolling Interests and Redeemable Noncontrolling Interests in the Notes to the Consolidated Financial Statements (unaudited) for further details.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following qualitative disclosures regarding our market risk exposures, except for: (i) those disclosures that are statements of historical fact, and (ii) the descriptions of how we manage our primary market risk exposures, constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our primary market risk exposures as well as the strategies used and to be used by us managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of our risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to our risk exposures and risk management strategies. There can be no assurance that our current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all their investment in the shares.
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
If all of the interest rate swaps had been discontinued on September 30, 2024, the counterparties would have owed the Company $81.7 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant.
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
Item 4. Controls and Procedures
Disclosure Controls
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our principal executive officer and principal accounting officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report, and determined that the disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the nine months ended September 30, 2024, the Company issued 13.0 thousand Class P-A shares for net proceeds of $0.1 million, 0.4 million Class P-I shares for net proceeds of $3.2 million, 1.0 thousand Class P-D shares for net proceeds of $4.0 thousand, 0.2 million Class P-S shares for net proceeds of $1.7 million and 3.0 thousand Class P-T shares for net proceeds of $17.0 thousand under the DRP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. There were no selling commissions or other remunerations paid, directly or indirectly, in connection with shares issued under the DRP.
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares.
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
For the three months ended September 30, 2024, and in connection with the death, disability or determination of incompetence of a shareholder, the Company repurchased 19.0 thousand Class A shares, 2.0 thousand Class C shares, 23.0 thousand Class I shares, 3.0 thousand Class P-A shares, 22.0 thousand Class P-I shares, nil Class P-D shares, 33.0 thousand Class P-S shares and nil Class P-T shares at a total purchase price of $0.1 million for Class A shares, nil for Class C shares, $0.2 million for Class I shares, nil for Class P-A shares, $0.2 million for Class P-I shares, and nil for Class P-S shares, respectively, pursuant to the Company’s SRP.

The table below provides information concerning the Company’s repurchase of shares during the quarter ended September 30, 2024 pursuant to the Company’s SRP (solely in connection with the death, disability or determination of incompetence of a shareholder).

(in thousands, except per share data)
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Repurchase Shares Offered
July 1 to September 30, 2024	102	$7.78	102	9,755(1)
Total	102	$7.78	102	9,755
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

Exhibit Number	Description of Document
14.1	Greenbacker Renewable Energy Company LLC Code of Ethics (Incorporated by reference from Exhibit 14.1 of the Registrant’s Form 8-K (File No. 000-55610 filed on November 12, 2024)

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 13, 2024, formatted in XBRL (eXtensible Business Reporting Language):

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

Greenbacker Renewable Energy Company LLC
Date: November 13, 2024	By	/s/ Charles Wheeler
Charles Wheeler Chairman, Chief Executive Officer and Director principal executive officer

Date: November 13, 2024	By	/s/ Michael Cunningham
Michael Cunningham Vice President, Controller principal accounting officer, performing the duties of principal financial officer