Form 10-K
period 2024-12-31
Greenbacker Renewable Energy Co LLC
filed 2025-03-31
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of March 15, 2025, the registrant had 199,335,098 shares of common interests, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the year ended December 31, 2024 (the “2025 Proxy Statement”). Portions of the Registrant’s 2024 Proxy Statement to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
Greenbacker Renewable Energy Company LLC (the “Company”) acquired Greenbacker Capital Management LLC (“GCM”), Greenbacker Administration LLC (“Greenbacker Administration”) and other affiliated companies on May 19, 2022 (the “Acquisition”). As a result of the Acquisition and other steps taken by the Company, the Company was required to transition the basis of its accounting. The Company's historical financial statements have been prepared using the investment company basis of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). ASC 946 (or “Investment Basis”) requires that if there is a subsequent change in the purpose and design of an entity, the entity should reevaluate its status as an investment company. Based on the noted changes above, management determined the Company no longer exhibited the fundamental characteristics of, and no longer qualified as, an investment company as defined in ASC 946. As a result, the Company was required to discontinue the application of ASC 946 and, in connection therewith, began applying non-investment company United States generally accepted accounting principles (“U.S. GAAP”) prospectively beginning May 19, 2022 (the closing of the Acquisition).
As the change in status occurred during the Company’s second fiscal quarter of 2022, the financial statements included in this annual report on Form 10-K (“Annual Report”) are presented as they would be for an investment company under ASC 946 for the period through May 18, 2022. However, the financial statements for the time period as of and subsequent to May 19, 2022, the effective date of the change in status, are presented under other non-investment company U.S. GAAP accounting (“Non-Investment Basis”). Given that the financial statements prior to and subsequent to the change in status are not comparable, the Company will present separate Consolidated Financial Statements, including footnotes as applicable, for the time periods prior to and subsequent to May 19, 2022.

i

GLOSSARY OF KEY TERMS
When the following terms and abbreviations appear in the text of this report, except as otherwise indicated, they have the meanings indicated below:

Acquisition	The management internalization transaction completed by the Company on May 19, 2022
Adjusted EBITDA	A non-GAAP financial measure that the Company uses as a performance measure as well as for internal planning purposes
Administration Agreement	First Amended and Restated Administration Agreement between Greenbacker Renewable Energy Company LLC, Greenbacker Renewable Energy Corporation and Greenbacker Administration LLC
Advisers Act	The Investment Advisers Act of 1940
Advisory Agreement	Fourth Amended and Restated Advisory Agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC
AEC Companies	LED Funding LLC and Renew AEC One LLC
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASC 946 or Investment Basis	Investment Basis ASC Topic 946, Financial Services – Investment Companies. The accounting method used by the Company prior to the Acquisition on May 19, 2022
Aurora Solar	Aurora Solar Holdings, LLC
CES	Clean Energy Standards
COD	Commercial Operations Date
CODM	Chief Operating Decision Maker
Contribution Agreement	Contribution agreement between Greenbacker Renewable Energy Company LLC and Greenbacker Capital Management LLC’s former parent, Greenbacker Group LLC under which the Acquisition was implemented
DRP	Distribution Reinvestment Plan
Earnout Shares	Class EO common shares issued as part of the Acquisition
EBITDA	A non-GAAP financial measure that adjusts income before income taxes to exclude interest, depreciation expense and amortization expense
EIA	U.S. Energy Information Administration
EPC	Engineering, procurement, and construction
Exchange Act	Securities Exchange Act of 1934
EWG	Exempt Wholesale Generators
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
FFO
A non-GAAP financial measure that the Company uses as a performance measure to analyze net earnings from operations without the effects of certain non-recurring items that are not indicative of the ongoing operating performance of the business

Fifth Operating Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
Fourth Operating Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
FPA	Federal Power Act
GCM	Greenbacker Capital Management LLC
GDEV	Greenbacker Development Opportunities Fund I, LP
GDEV B	Greenbacker Development Opportunities Fund I (B), LP
GDEV GP	Greenbacker Development Opportunities Fund GP I, LLC
GDEV GP II	Greenbacker Development Opportunities GP II, LLC
GDEV I	Greenbacker Development Opportunities Fund I, LP and Greenbacker Development Opportunities Fund I, LP (B)
GDEV II	Greenbacker Development Opportunities Fund II, LP and Greenbacker Development Opportunities Fund II, LP (B)
GREC	Greenbacker Renewable Energy Corporation, a Maryland corporation
GREC HoldCo or GREC Entity HoldCo	GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC

GREC II	Greenbacker Renewable Energy Company II, LLC
Greenbacker Administration or Administrator	Greenbacker Administration LLC
Group LLC	Greenbacker Group LLC
GROZ	Greenbacker Renewable Opportunity Zone Fund LLC
GROZ, GDEV I, GDEV II and GREC II	The managed funds
GW	Gigawatts
HLBV	Hypothetical Liquidation at Book Value
IM	The Investment Management segment represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act
Investment Basis	Investment Basis ASC Topic 946, Financial Services – Investment Companies
IPP	The Independent Power Producer segment represents the active management and operations of the Company's fleet of renewable energy projects, including those in late-stage development and under construction
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ITC	Investment Tax Credit
JOBS Act	Jumpstart Our Business Startups Act
kWh	Kilowatt hours
LIBOR	London Interbank Offered Rate
LP	Limited partner
LPU	Liquidation Performance Unit
LPU Holder	GB Liquidation Performance Holder LLC
MSV	Monthly share value
MW	Megawatts: (DC) for all solar assets and (AC) for wind assets
MWh	Megawatt Hours
N/A	Not applicable
NAV	Net asset value
NCI	Noncontrolling interests
NM	Not meaningful
Non-Investment Basis	Non-investment company U.S. GAAP accounting the Company applied subsequent to the Acquisition
NTP	Notice to Proceed
O&O costs	Organization and Offering Costs
OYA	OYA-Rosewood Holdings LLC, previously OYA Solar B1 Intermediate Holdco LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PTO	Permission to Operate
PUHCA	Public Utility Holding Company Act of 2005
QF	Qualifying Facilities
REC	Renewable Energy Credit
RNCI	Redeemable noncontrolling interests
ROU	Right-of-use asset
RPS	Renewable Portfolio Standard
SEC	Securities and Exchange Commission
Service Recipients	Group LLC, in connection with the Acquisition entered into a transition services agreement with Greenbacker Administration
SOFR	Secured Overnight Financing Rate
Special Unit	Prior to the Acquisition, referred to the special unit of the limited liability company interest in the Greenbacker Renewable Energy Company LLC entitling the Special Unitholder to a performance participation fee

Special Unitholder	GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of GCM
SRP	Share Repurchase Program
Tax Equity Investors	Third-party passive investors under tax equity financing facilities
TCJA	Tax Cuts and Jobs Act of 2017
Transition Services Agreement	In connection with the Acquisition, the Service Recipients entered into a Transition Services Agreement
U.S. GAAP	U.S. generally accepted accounting principles
VIE	Variable interest entities
VOE	Voting interest entities
We, us, our and the Company	Greenbacker Renewable Energy Company LLC and its subsidiaries as of and subsequent to May 19, 2022

Forward-Looking Statements
Various statements in this Annual Report on Form 10-K (this “Annual Report”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results, or to our expectations regarding future industry trends, are forward-looking statements. The forward-looking statements contained in this Annual Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under Part I — Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended December 31, 2024. All forward-looking statements are based upon information available to us on the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. Readers are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:
•Increasing volatility of the global financial markets and uncertain economic conditions, including changes in interest rates, inflationary pressures, recessionary concerns or global supply chain issues;
•adverse impacts of inflationary pressures and other changes in the economy;
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
•public response to and changes in the local, state and federal regulatory framework affecting renewable energy projects, including the potential expiration or extension of the production tax credit (“PTC”) and investment tax credit (“ITC”), potential reductions in renewable portfolio standard (“RPS”) requirements and the impacts of the passage of the Inflation Reduction Act of 2022 (“IRA”);
•competition from other energy developers and asset managers;
•the worldwide demand for electricity and the market for renewable energy;
•the ability or inability of conventional fossil fuel-based generation technologies to meet the worldwide demand for electricity;
•our competitive position and our expectation regarding key competitive factors;
•risks associated with changes in the fair value of our investments and the methods we use to estimate the fair value of our assets:
•risks associated with our hedging strategies;
v

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
•the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
•risks associated with litigation and investigation or enforcement actions by regulators’
•fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S economy;
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
Organizational Overview
Greenbacker Renewable Energy Company LLC (the “Company” or “GREC LLC”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides investment management services to funds within the sustainable infrastructure and renewable energy industry through Greenbacker Capital Management LLC (“GCM”). As of December 31, 2024, the Company’s fleet comprised 420 renewable energy projects with an aggregate power production capacity of approximately 3.1 gigawatts (“GW”), which includes operating capacity of approximately 1.6 GW and pre-operational capacity of approximately 1.5 GW. As of December 31, 2024, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
The Company conducts substantially all its operations through its wholly owned subsidiary, GREC. Until May 19, 2022, the Company was externally managed by GCM. As of and after May 19, 2022, the Company began operating as a fully integrated and internally managed company after acquiring GCM and several other related entities, which are now wholly owned subsidiaries of GREC. The Company’s fiscal year-end is December 31.
The Company conducted public offerings of Class A, C, and I shares of limited liability company interests commenced in August 2013 and terminated on March 29, 2019, raising a total of $253.4 million, along with Class A, C, and I shares pursuant to the Company’s distribution reinvestment plan (“DRP”). The Company also privately offered Class P-A, P-I, P-D, P-T and P-S shares between April 2016 and March 16, 2022, raising a total of $1.4 billion. The Company also offered the share repurchase program (“SRP”) pursuant to which quarterly share repurchases were conducted to allow shareholders to sell shares back to the Company. The Company suspended both the DRP and the SRP (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder). Refer to Part II — Item 8 — Note 18. Equity in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further details.

The organizational structure chart below depicts a simplified version of our structure as of the date of the filing of this Annual Report. This structure chart does not include all legal entities:
(1) Held directly or through entities owned by them. Refer to Part II — Item 8 — Note 3. Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for a summary of these interests that were issued in connection with the Acquisition.
(2) Greenbacker Administration performs certain operational management, construction management, compliance and oversight services, as well as asset accounting and administrative services, for certain of our managed funds. Refer to Part II — Item 8 — Note 16. Related Parties in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further details on these agreements.
(3) GCM is a SEC-registered investment adviser and provides investment management services to our managed funds: GROZ, GDEV I, GDEV II, and GREC II.
(4) We hold a 75.00% interest in the general partner of one of our managed funds, GDEV GP. The amended and restated limited partnership agreements of GDEV I provide GDEV GP a 20.00% carried interest over an 8.00% hurdle, subject to side letter agreements. In addition, we hold a 90.00% interest in the general partner of one of our managed funds, GDEV GP II. The amended and restated limited partnership agreements of GDEV II provide GDEV GP II a 20.00% carried interest over an 8.00% hurdle, subject to a side letter agreement. Refer to Part II — Item 8 — Note 16. Related Parties in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further details on these interests.

Management Internalization
On May 19, 2022, the Company completed the Acquisition pursuant to which it acquired substantially all of the business and assets, including intellectual property and personnel of its external advisor, GCM, an investment management and energy transition, renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under The Investment Advisers Act of 1940 (“Advisers Act”), Greenbacker Administration and certain other affiliated companies. All of the acquired businesses and assets were immediately thereafter contributed by the Company to GREC. As a result of the Acquisition, the Company began operating as a fully integrated and internally managed company with its own dedicated executive management team and other employees to manage its business and operations. The Company now operates with the capabilities of both an actively managed owner-operator of sustainable infrastructure and renewable energy businesses and as an active third-party investment manager of other funds within the sustainable infrastructure and renewable energy industry.
Business Overview
The Company’s business objective is to generate attractive risk-adjusted returns for its shareholders by actively acquiring and financing the construction and/or operation of income-generating renewable energy, energy efficiency and sustainable development projects, primarily within North America, as well as by providing investment management services as an active third-party investment manager to funds within the sustainable infrastructure and renewable energy industry where the Company expects to receive investment management and incentive fees.
The Company currently categorizes its business in two reportable segments as described below.
•IPP – The IPP business represents the active management and operations of the Company's fleet of renewable energy projects. The Company's renewable energy projects generally earn revenue through the sale of generated electricity as well as through the sale of other commodities such as RECs and the provision of battery storage services. In certain cases, the Company also serves as a minority member in renewable energy projects where it does not actively manage and operate the project but receives periodic dividends. The Company occasionally also provides loans to developers for the construction of renewable energy and energy efficiency projects as an incremental revenue stream for IPP.
The IPP business includes the direct costs to develop, construct and operate the Company's fleet, including costs such as operations and maintenance, repairs, and other costs incurred at the project / site level as well as the allocable portion of the Company’s General and administrative expenses, which represents overhead functions such as: finance and accounting, legal, information technology, human resources and other general functions that support the operations of IPP.
•IM – The IM business represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act. The IM business also includes administrative services provided by Greenbacker Administration for managed funds in the renewable energy industry.
The Company's IM business includes the direct costs incurred for the investment management services for managed funds and other marketing and investor relation services including costs to raise and deploy capital for such funds. The IM business also includes the allocable portion of the Company’s General and administrative expenses, which represents overhead functions such as: finance and accounting, legal, information technology, human resources and other general functions that support the operations of IM.
The segment discussion following, and included in Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Annual Report, reflects information on our businesses as of December 31, 2024.
Independent Power Producer Segment
The Company’s growth strategy for the IPP segment is to continue to build a diversified portfolio of renewable energy, energy efficiency and other sustainability-related projects and businesses.
Our preferred acquisition strategy is to acquire controlling equity stakes in our target assets or to be named the managing member of a limited liability company in order to oversee and supervise its operations. However, we may also provide financing to projects owned by others, including through the provision of secured loans which may or may not include some form of equity participation. We may change our acquisition strategies without prior notice or shareholder approval.

We from time to time also provide projects with senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, and preferred equity, and make minority equity investments. We from time to time also participate in projects by acquiring contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of a project. We may also make equity investments in or loans to parties financing the supply of renewable energy and energy efficiency to residential and commercial customers or adopting strategies that encourage energy conservation to reduce the consumption of energy by those customers.
The Company primarily owns and operates solar, wind, energy storage assets and other energy efficiency assets. Although the Company believes solar energy assets generally offer more predictable power generation characteristics, technological advances in wind turbines and other energy-generation technologies coupled with various government incentives, make wind energy and other types of assets attractive. The Company invested in three wind repower projects between 2023 and 2024 with advanced technology that enabled the Company to erect more efficient wind turbines to increase productivity. By focusing on solar, wind and energy storage assets and leveraging its industry knowledge, the Company expects to continue to maintain a diversified portfolio of assets intended to help maximize its overall financial performance.
As of December 31, 2024, our fleet comprised 420 renewable energy projects with an aggregate power production capacity of approximately 3.1 GW when fully operational. The tables below provide a breakdown for the number of the Company’s operating and pre-operational renewable energy projects and power production capacities for the Company’s entire fleet:

Technology	Number of Assets
	Operating	Pre-Operating
Solar	346	30
Wind	16	—
Battery Storage	19	5
Energy Efficiency	4	—
Total	385	35

	Size (MW)(1)		Percent capacity (%)
Technology	Operating	Pre-Operating	Operating	Pre-Operating
Solar	1,248.8	1,463.3	75.7%	99.3%
Wind	392.9	—	23.8%	—%
Battery Storage	8.4	10.5	0.5%	0.7%
Total	1,650.1	1,473.8	100.0%	100.0%

We have diversified our fleet of renewable energy projects both by industry type, as illustrated above, and geographically. As of December 31, 2024, our fleet was spread across 32 states, and Canada, Puerto Rico and Washington, D.C., as illustrated below:
PORTFOLIO ASSET MAP
* Solar asset in Canada is not shown on the map
As of December 31, 2024, the table below provides a regional breakdown of the Company’s fleet across the U.S., as summarized below:

REGIONAL BREAKDOWN
Region	Percent capacity (%)
East	38.3%
Mid-West	24.7%
Mountain	25.9%
West	8.5%
South	2.6%
Total	100.0%

As of December 31, 2024, the table below provides a breakdown of the Company’s contracted offtakers by counterparty type and creditworthiness, as summarized below:

HIGH-CREDIT QUALITY OFFTAKERS BREAKDOWN
Offtaker	Percent capacity (%)
Investment-Grade Utility	80.3%
Investment-Grade Municipality	4.3%
Investment-Grade Corporation	8.5%
Non-Rated(1)	6.9%
Total	100.0%
(1)Unrated by credit rating agencies.
Our renewable energy projects generate revenue primarily by selling: (1) generated electric energy and/or capacity to local utilities and other high-quality utility, municipal, corporate and in the case of community solar, residential counterparties; and (2) in some cases, RECs and other commodities associated with renewable generation or related incentives. We acquire or finance projects that contain transmission infrastructures and access to power grids or networks that enable the generated power to be sold. We generally expect our projects will have PPAs with one or more counterparties, including local utilities or other high-credit-quality counterparties, who agree to purchase the electricity generated from the project. We refer to these PPAs as “must-take contracts,” and we refer to these other counterparties as “offtakers.” These must-take contracts in general are output-based and guarantee that all electricity generated by each project will be purchased.
As of December 31, 2024, the PPA contracts in our existing operating fleet have approximately 17 weighted average years remaining prior to exposure to market prices.
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
Our PPAs, when structured with utilities and other large commercial users of electricity, are generally long-term in nature, tied to 100% of the output of the specific generating asset. Although we generally focus on projects with long-term contracts that ensure price certainty, we may also look for projects with shorter-term arrangements that will allow us to participate in market rate changes, which may lead to higher current income.
A number of the PPAs for our projects are structured as “behind-the-meter” agreements with residential, commercial or government entities. Under the agreements, all electricity generated by a project will be purchased by the offtaker at an agreed-upon rate that may be set at a slight discount to the retail electric tariff rate for the offtaker. These agreements also typically provide for annual rate increases over the term of the agreement, although that is not a necessary requirement. The behind-the-meter agreement is generally long-term in nature, and further provides that, should the offtaker fail to fulfill its contractual obligation and electricity that is not purchased by the offtaker may be sold to the local utility, usually at an equivalent wholesale spot electric rate, more typically the projects would have remedies available in terms of make whole and termination provisions that seek to satisfy the required economics of the deal.
Acquisition of Pre-Operating and Operating Assets
Over the years, the Company observed an increase in the opportunities to participate in projects that were largely similar to our operating assets in terms of the long-term risks, but which promised additional returns if we could manage additional risks in the early stages of the investment lifecycle. As a result, we expanded our investment capabilities to include four basic investment categories:
1.Operating Assets – We will continue to acquire and invest in solar, wind and other alternative energy assets that are already in commercial operation and generating investment returns through the sale of contracted electricity and environmental attributes.

2.Assets before their commercial operation date (“COD”) – We also purchase assets that have been constructed by developers but have not been placed in service. Functionally, these assets are generally ready to generate electricity but have not reached a milestone known as permission to operate (“PTO”) with the local utility or COD. While we have determined that a modest investment premium could be obtained by investing before PTO and COD, most importantly the term of the contracted cash flows is maximized through this strategy.
3.Assets at Notice to Proceed (“NTP”) – We also invest in assets that have not yet been constructed but that have received substantially all of the contracts necessary to operate and permits necessary to begin construction, a milestone known as NTP. While potentially riskier than operating or pre-COD projects due to the level of construction risk, we believe that the additional potential return associated with these projects offsets the additional risk. Furthermore, when we invest in NTP assets we generally have the added benefit of having more control of equipment selection and implementation of construction best practices, which positively affects the long-term performance of our plants. We continue to identify a significant number of NTP transactions and an opportunity to develop strong pipeline-type relationships with the developers of these projects. Besides increasing returns to investors, this has enabled management to substantially increase our access to a proprietary pipeline of sound projects.
4.Special Situations – We also invest in market opportunities for certain projects driven by either technical or financial issues, either at the project or owner level, that can be resolved by accessing the broad range of expertise we have in-house to deal with our day-to-day operations. Therefore, we determined that on a limited basis we would make investments that have these characteristics with the potential to generate attractive returns.
In order to execute this investment strategy, we have a dedicated team of technical asset management professionals, including a team of experienced engineers, operations and maintenance experts, and construction professionals, which enables us to expand our investment focus into these additional categories of investment. We believe having access to this level and breadth of expertise is a major competitive advantage for us in the marketplace.
Strategic Considerations of Acquiring NTP Projects
We believe that acquiring renewable energy projects across the four categories discussed above provides the best opportunity for us to generate returns over the medium term, diversify our portfolio, and create a pipeline of investment opportunities. The downside of this approach is that investing in pre-operational solar and wind projects has a negative impact on near-term cash flows as material amounts of our capital are invested in non-yielding assets. To minimize the downside effects of the strategy, management continues to explore more sophisticated financing tools to enable us to direct more of our investable capital into current income-generating investments going forward. As the size of our portfolio grows, our ability to access more sophisticated financial products increases.
Financing Strategy
We supplement our equity capital and increase potential returns to our shareholders through the use of prudent levels of borrowings both at the corporate level and the project level. In addition to any corporate-level credit facility or other secured and unsecured borrowings, we expect to use other financing methods at the project level as necessary, including back leverage loans, construction loans, tax equity bridge loans, tax credit transfer bridge loans, property mortgages, letters of credit, sale and leaseback transactions, any of which may be unsecured or secured by mortgages or other interests in our assets. In addition, we may issue publicly or privately placed debt instruments. When appropriate, we will seek to replace short-term sources of capital with long-term financing. Our indebtedness may be recourse or non-recourse and may be cross-collateralized. In addition, we may invest in assets subject to existing liens, or may refinance the indebtedness on assets acquired on a leveraged basis. We may use the proceeds from any borrowings to acquire assets, refinance existing indebtedness, finance investments, fund distributions or for general corporate purposes. In addition to these financing methods, we may utilize tax equity structures to monetize U.S. federal income tax attributes.

General Market Overview for Alternative Energy Projects
The U.S. power industry, which includes energy generation and transmission, is structured to ensure sufficient, constant supply of energy to all end users to meet varying demand requirements on a minute-by-minute basis as the U.S. electric consumer expects a virtually error-free, consistent supply of sufficient electricity at all times for all purposes. Historically, the mix of electricity supply was dependent largely on fossil fuels such as coal and natural gas as well as nuclear and hydroelectric power. According to the U.S. Energy Information Administration (“EIA”), fossil fuels such as coal, petroleum and gas supplied more than half of the U.S.’s power generation mix in past years. However, there has been a shift in the mix of energy sources highlighted by a substantial rise in renewables, which grew to 23% of the U.S.’s power generation mix in 2024. The EIA expects this trend to continue, estimating that in 2025 renewables will rise to 25% of the U.S.’s power generation mix, before increasing to 27% in 2026. The advancement of renewable energy has also created new opportunities in adjacent energy transition investments including energy storage and grid enhancements. Advances in electric vehicle adoption have created a substantial need for investment in electric vehicle charging stations and related infrastructure. With the continued emergence of artificial intelligence and growth in cloud computing, technology, companies are investing heavily in data center development, significantly increasing the electricity demand. Further, policy momentum to drive greater industrial manufacturing and data center activity in the country are expected to dramatically accelerate electricity demand in the U.S.
We believe that renewable energy and the energy transition are poised to gain even more market share, driven by several supportive trends:
The decline of coal. The U.S. coal industry has rapidly declined in the face of lower-cost natural gas and renewable energy, as well as regulations designed to reduce greenhouse gas emissions and protect public health. The EIA stated that coal production dropped by 12% in 2024 compared to 2023, as both consumption and inventories decrease.
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
Federal support. Availability of government policy and other financial incentives for building new renewable capacity has supported the case for renewables. This includes the passage of the IRA in 2022. However, the potential policies of the new U.S. presidential administration and Congress have raised some uncertainty as to the continued availability of such benefits and incentive programs. see Item 1A. Risk Factors “Government policies providing incentives that we may rely upon could change at any time.”
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
The U.S. Renewable Energy Industry Has Been a High-Growth Market
The market for renewable energy has grown rapidly over the past decade. According to the EIA, renewables now accounts for 23% of total U.S. electric generation in 2024. In 2024, renewable energy sources generated over 944 billion kWh of electricity and are expected to generate more than 1,058 billion kWh of power in 2025, before increasing further to 1,138 billion kWh in 2026.
The U.S. Renewable Energy Industry Is Expected to Be a High-Growth Market for Decades
We believe that demand for renewable energy will continue to grow as countries seek to reduce their dependence on outside sources of energy. The EIA anticipates that consumption of renewable energy and the need for additional battery storage will grow significantly by 2050, supported by decreasing technology costs, as well as wind and solar incentives.
Energy Transition Investments Have Grown Substantially and Are Expected to Continue
According to Bloomberg New Energy Finance, annual global investment in the energy transition reached a record-high $2.1 trillion in 2024, an 11% increase surpassing the previous record of $1.8 trillion in 2023 and more than doubled since 2020.

Tax Equity Capital Sources in the Renewable Energy Market
Our ability to raise capital from Tax Equity Investors and lenders on competitive terms to help finance the development, construction, and operations of our projects has been and will continue to be a significant driver of our further growth. Our ability to raise capital from Tax Equity Investors and lenders is affected by general economic conditions, the state of the capital markets, inflation levels, and concerns about our industry or business. Refer to Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources within this Annual Report for further details on capital raising and the effective management of our capital structure.
Tax equity is an important source of financing for renewable energy projects. The federal government first introduced renewable energy tax credits with the Energy Tax Act of 1978, with the aim of supporting sustainable energy infrastructure and reducing dependence on foreign and non-renewable energy sources. The Act allowed businesses and individuals to reduce their tax bills by a percentage of the amount they spent on qualified investments in property and equipment for solar and wind energy (up to certain limits). These tax benefits have expanded in the decades since, and today the federal government offers renewable energy investors larger tax credits, along with other incentives. The wide appeal of these tax benefits has given rise to a robust tax equity market with sophisticated capital market participation. A tax equity investor — which could be a financial institution, insurance company or corporation — contributes capital based on construction milestones in exchange for a share of the tax credits (and other tax benefits such as accelerated depreciation) and cash flows generated by a qualifying physical investment. There are two main tax federal credits provided for renewable energy projects, ITCs and PTCs, as discussed in more detail below.
In general, our tax equity investments are structured using the “partnership flip” structure. Under partnership flip structures, we and our Tax Equity Investors contribute cash into a partnership to fund the acquisition of renewable energy or energy storage systems. Upon the satisfaction of certain conditions precedent, tax equity fund commitments become available. The conditions precedent to funding vary across our tax equity funds but generally require that we have entered into a PPA with a creditworthy offtaker, the renewable energy system is expected to be eligible for the Section 48(a) ITC or Section 45(a) PTC, there is a recent appraisal from an independent appraiser establishing the fair market value of the renewable energy system, certain construction milestones are met and verified by an independent engineer and the property is in an approved state or territory. Initially, the tax equity investor receives substantially all of the non-cash value attributable to the renewable energy systems and energy storage systems, which includes accelerated depreciation and Section 48(a) ITCs or Section 45(a) PTCs; however, we typically receive a majority of the operating cash distributions, which are generally paid quarterly. The tax allocations then flip once certain time- or yield-based milestones are met. Time-based flips occur on a set date after a five-year recapture period while yield-based flips occur after the tax equity investor achieves a specified return typically on an after-tax basis. After the flip occurs, we receive substantially all of the remaining cash and tax allocations.
In addition, for the taxable years beginning after 2022, ITCs and PTCs can be transferred to an unrelated purchaser for cash, providing an additional path, along with traditional tax equity investment structures, for the Company to monetize the value of its ITCs and PTCs.
Current Competition in the Alternative Energy — Solar Marketplace
The solar financing market is still a relatively new phenomenon and is not as well developed as in other asset classes. Currently in the renewable energy marketplace, there are several sources of capital:
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
However, to facilitate the most favorable exit for the sponsors, the developer/owner operators seek to accumulate a significant portfolio of operating assets to provide a base level of stable and predictable earnings for the enterprise. Through a combination of developer profits and leverage, they can generate satisfactory ongoing returns, with the bulk of the upside being generated for the sponsors through the exit. Particularly in circumstances where equity markets experience a downturn, we are of the opinion this group of buyers will ultimately be capital constrained.
•Single-Purpose Limited Partnerships. These entities are typically funded by high-net-worth individuals or family offices and are generally focused on a small number of deals, as they have a limited amount of capital to invest.
•Institutional Investors and Utilities. Composed of large life insurance companies, pension funds, infrastructure funds, and large public utilities. This sector dominates investment in the larger projects (e.g., $100.0 million or greater). We do encounter these players when targeting the large projects in our portfolio.

In management’s view, the Company has been competitive in bidding for solar assets against all these sources of capital and maintains a significant pipeline of deals.
Opportunities in Solar Power Today
Solar continues to be the fastest-growing renewable energy source, with the EIA expecting an additional 26 GW and 22 GW in installed capacity during 2025 and 2026, respectively. This will support an increase in solar generation by 34% and 17% in 2025 and 2026, respectively.
We have noted a growing trend among U.S. corporations to work with developers and financiers to provide renewable power for their operations. Driven by a desire to save money, create certainty around long-term electricity prices and support green marketing initiatives, the Commercial and Industrial sector is rapidly becoming one of the most exciting parts of the renewable energy project market.
A number of U.S. states have adopted programs that encourage the development of community solar projects, where groups of companies, municipalities and individuals can buy renewable power from solar and wind plants that are located within the customers' utility zone. The Company has successfully acquired and continues to operate such projects.
The Company has been focusing on building relationships with respected developers with a view toward acquiring pipelines of projects rather than one-off deals. By working closely with developers to efficiently close their transactions, we have created a competitive advantage which has led to our recurring and consistent deal flow. More importantly, our strategy is differentiated from the developer/owner operators, because we do not seek to compete with the developers. Rather, we work with developers so that they can focus their activities on development while we focus on the financing and long-term ownership of their developed assets. This symbiotic alignment of interests has proven to be mutually beneficial.
Current Competition in the Alternative Energy — Wind Marketplace
We believe that market conditions will remain favorable for wind development and, according to the EIA, the U.S. wind industry is expected to add over 8 GW of new wind capacity in 2025. We believe that we will continue to be competitive in bidding for additional wind assets. We also believe that we may see opportunities to purchase operating wind assets which have run through their tax credits.
Opportunities in Wind Power Today
We believe that targeted investments in select wind opportunities provide us with increased diversification of cash flows stemming from the fact that wind assets tend to perform better in the winter months, while solar tends to perform better in the summer months. We also believe that we are well positioned to find target assets in this sector. In the past two years alone, we have acquired over 50 MW of wind assets. These purchases have also enabled us to build relationships with respected developers, which may allow us to work with them in the near future. Additionally, we see a potential opportunity to repower certain wind assets in our portfolio, which could extend their useful lives and enhance generation efficiency. By doing so, we may also be able to qualify for additional tax credits and secure additional tax equity financing.
General Market Overview for Battery Storage
Due to its potential for sustained growth, as well as new state mandates and falling costs for both short-term and long-term storage, we believe battery storage represents a growing investment opportunity for the foreseeable future. According to Mercom Capital, a clean energy research firm, in 2024, annual corporate funding in the battery storage sector reached $19.9 billion across more than 116 deals, marking an increase of 5% compared to 2023 driven by falling costs, particularly in certain battery chemistries such as lithium-ion which received the most funding in 2024. Under the IRA, standalone projects are eligible for the 30% ITC.
Investment Management Segment
IM segment represents GCM’s investment management platform — a sustainable infrastructure, renewable energy, energy efficiency and sustainability-related asset management company that focuses on project acquisition, financing, consulting and development, registered as an investment adviser under the Advisers Act. IM business enables the Company to further diversify its revenue streams through investment management and certain administrative services for investment funds on behalf of external stakeholders that invest in adjacent areas of the sustainable infrastructure space. GCM’s platform allows the Company to raise and deploy capital for the managed funds, consistent with our overall mission and expanding our ability to positively impact social and environmental challenges. GCM’s management team continues to grow and develop significant commercial relationships and capital raising processes across multiple industries. Both the IPP business and IM business have complementary growth strategies that continue to provide the Company with diversification in its revenue streams, as well as give us several alternate ways of raising capital, decreasing our reliance upon public capital markets for growth.

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
Greenbacker Renewable Opportunity Zone Fund
GROZ is an investment vehicle dedicated to investing in renewable energy investment opportunities that are located within “Qualified Opportunity Zones” as designated by the IRS, in order to capture the potential growth from, and the advantages offered under, the JOBS Act. Qualified Opportunity Zones target lower income communities in the U.S. with capital investment and have significant potential for economic development and job creation. GROZ is now closed to new investment.
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
Greenbacker Development Opportunities Fund I & II
In October 2020, GDEV was launched to make private equity and development capital investments in the sustainable infrastructure industry. GREC’s investment in GDEV is synergistic with the Company’s core business, as it continues to help retain and strengthen existing project developer relationships, increase the number of developer relationships that do business with the Company going forward, generate incremental investment opportunities for the Company, and give the Company insights into new markets and trends within the industry. GDEV B was launched in March 2022 as a parallel fund to GDEV.
The amended and restated limited partnership agreements of GDEV I provide GDEV GP, GDEV I’s general partner, a 20.00% carried interest participation over an 8.00% hurdle, subject to side letter agreements. On May 19, 2022, the Company acquired a 75.00% equity interest stake in GDEV GP.
In conjunction with the Acquisition and specifically the acquisition of a 75.00% equity interest in GDEV GP, the Company assumed GDEV GP's additional commitment to GDEV and assumed operational control over GDEV. As a result of the Company consolidating GDEV during the period from May 19, 2022 through November 17, 2022, the management fee revenue earned under the advisory agreement with GDEV was eliminated in consolidation. On November 18, 2022, GREC sold its investment in GDEV to an unrelated third party. As of December 31, 2024, GDEV GP held 2.00% of the interests in GDEV. As a result of the deconsolidation of GDEV on November 18, 2022, management fee revenue is no longer being eliminated and is recorded on the Consolidated Statements of Operations.
In March 2022, GCM closed GDEV I to new investors and in November 2022, launched a successor fund called GDEV II, which also makes private equity and development capital investments in the sustainable infrastructure industry. The Company receives management fees from GDEV I based on the aggregate cost basis of all portfolio securities, management fees from GDEV II based on committed capital, as well as certain performance-based incentive fees from GDEV I and GDEV II.
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
Refer to Part II — Item 8 — Note 16. Related Parties in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further details.
General Market Overview for Investment Management
While there continues to be volatility in the public equity and debt markets, and therefore headwinds in the investment management industry in general, alternative investment managers continue to experience capital inflows as investors still look to diversify away from public stocks and bonds and towards investments in alternative strategies that they judge to be less correlated to public market movements. Through November 2024, fundraising for non-traded alternative investments totaled nearly $109.4 billion, according to Robert A. Stanger and Company. Despite the challenging market conditions, we believe there is still an opportunity due to relatively less competition in the marketplace.

Seasonality
Certain types of renewable power generation exhibit seasonal behavior. For example, wind power generation is generally stronger in winter than in summer as wind speed tends to be higher when the weather is colder. In contrast, solar power generation is typically stronger in the summer primarily due to the brighter sunshine and longer days which generally result in the highest power output of the year for solar power. Because these seasonal variations are relatively predictable for these types of assets, we factor in the effects of seasonality when analyzing a potential acquisition in these target assets. Therefore, the impact that seasonality has on our business, including the income from our renewable energy projects, depends on the diversity of our acquisitions in renewable energy, energy efficiency and other sustainability-related projects in our overall portfolio. However, to the extent our acquisitions are concentrated in either solar or wind power, our business tends to be seasonal based on the mix of renewable power generation technology.
Overview of Significant Government Incentives
The renewable energy and energy efficiency sector attracts significant U.S. federal, state and local government support and incentives to address technical barriers to the deployment of renewable energy and energy efficiency technologies and to promote the use of renewable energy and energy-saving strategies. Energy efficiency projects are eligible to receive government incentives at the U.S. federal, state and local levels that can be applied to offset project development costs. Governments in other jurisdictions also provide several types of incentives.
Corporate entities are eligible to receive benefits through tax credits, such as PTCs and ITCs, tax deductions, accelerated depreciation and U.S. federal grants and loan guarantees (from the U.S. Department of Energy, for instance), as described below.
The following is a description of certain U.S. federal and state government incentives, which we utilize in executing our business strategy.
U.S. Federal Incentives
Corporate Depreciation: Modified Accelerated Cost Recovery System (“MACRS”)
Pursuant to MACRS, renewable energy and some energy efficiency projects can recover capital invested through accelerated depreciation as Bonus depreciation under Section 168(k) of the Internal Revenue Code was extended and modified by the Tax Cuts and Jobs Act of 2017 (“TCJA”). Businesses were able to immediately deduct 100% of the cost of eligible property in the year it was placed in service between September 27, 2017, and before January 1, 2023. For property placed in service after 2023, the bonus depreciation percentage drops to 80%, and then gets phased down by 20% each year until it will expire after 2026. The changes in the TCJA provided more flexibility than the prior bonus depreciation rules in that they permit a taxpayer to depreciate an eligible asset that is not new.
Inflation Reduction Act (“IRA”)
In 2022, U.S. President Joe Biden signed the IRA into law which contains a number of revisions to the Internal Revenue Code, including business tax credits and incentives for the development of clean energy projects and the production of clean energy. The IRA provides strong tailwinds to the renewable energy industry, including amongst other provisions, increases to ITCs and PTCs.

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

Production Tax Credits
Production Tax Credits, or PTCs, are provided for certain renewable energy projects that produce electricity for sale to unrelated persons. This credit is applicable for a 10-year period from the time a project is placed into service and benefits owners with tax liabilities against which to claim the tax credit. Under current law, for wind projects that began construction prior to January 1, 2025, there is a 2.75 cent per kilowatt hour PTC.
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
State Incentives
Renewable Portfolio Standards
While varying based on jurisdiction, RPS specify that a portion of the power utilized by local utilities must be derived from renewable energy sources. States have created these standards to diversify their energy resources, promote domestic energy production and encourage economic development. Certain states have also adopted CES, which includes all sources of energy that have zero carbon emissions. According to the EIA, 39 states and the District of Columbia have enacted RPS or CES programs, set mandates, or set goals that require utilities to include or obtain a minimum percentage of their energy from specific renewable and other clean energy sources. Under the RPS programs, utilities can: (1) build or own renewable energy generation facilities, (2) purchase energy or RECs generated from renewable energy generation facilities, or (3) pay a penalty for any shortfalls in meeting the RPS.
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
We seek to purchase, finance or otherwise invest in projects that are at least “shovel-ready,” meaning that all, or substantially all, planning, engineering and permitting, including all major permits and approvals from local and state regulatory agencies, are in place and construction can begin immediately or upon receipt of certain final permits that must be obtained immediately prior to construction. However, the projects in which we invest may incur significant costs in the ordinary course of business related to operations, maintenance and continued compliance with laws, regulations and permit requirements.

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
Human Capital
As of December 31, 2024, the Company had 202 employees.
The Company focuses on attracting, developing and retaining a team of highly talented and motivated employees. The Company regularly conducts assessments of its compensation and benefit practices and pay levels to help ensure that staff members are compensated fairly and competitively. We believe that the value and performance of the Company directly correlates with the character and talent of its employees.
The Company is committed to maintaining a workplace that encourages, supports, and values community, talent development and workforce engagement. The Company is focused on fostering a sense of belonging by providing equal access, opportunities and treatment to employees.
Available Information
We file registration statements, proxy statements, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those statements and reports with the SEC. Investors may obtain copies of these statements and reports by accessing the SEC’s website at www.sec.gov. Our statements and reports and any amendments to any of those statements and reports that we file with the SEC are available free of charge as soon as reasonably practicable on our website at www.greenbackercapital.com. The contents of our website are not incorporated by reference in or are otherwise a part of this Annual Report, and any references to our website is intended to be an inactive textual reference only.

ITEM 1A. RISK FACTORS
Investing in the Company’s shares involves several significant risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report, including “Management’s discussion and analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. Because of the following risks and uncertainties, as well as other variables which may affect the Company’s operating results in the conduct of its business, the Company’s past financial performance should not be considered an indicator of future performance. If any of the following events detailed below occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the value of the shares could decline, and you may lose part or all of your investment.
Summary of Risk Factors
Below is a summary listing of key risks, which are discussed in more detail later in this section:
Risks Related to Our Business and Structure
•Government policies providing incentives that we may rely upon could change at any time.
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
•Our success is subject to general market and economic conditions we cannot control or predict, including but not limited to acts of terrorism or related acts of war, natural disaster, pandemics, inflation, supply chain disruptions or other catastrophic events.
•Inflationary pressures could adversely impact our business.
•Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect the Company’s business, operations and financial condition.
•We are not currently paying distributions to our shareholders and may not reinstate payment of distributions.
•Investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
•Legal proceedings and regulatory actions, or negative developments in pending proceedings or other contingencies, could have a material adverse effect on our financial condition.
•Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
•Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to Environmental, Social and Governance (“ESG”) matters, that could expose us to numerous risks.
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
•We may invest in tax equity partnerships, which creates additional risk because, among other things, we cannot exercise sole decision-making power, and our partners may have different economic interests than we have.
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
•Our investments are subject to changes in market value and other risks, which have in the past, and may in the future, materially adversely affect our liquidity, financial condition and results of operations.
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

Risks Related to Our Business and Structure
Government policies providing incentives that we may rely upon could change at any time.
The Company’s strategy depends in part on government policies that support renewable power generation and energy storage and enhance the economic viability of owning renewable power generation assets. Renewable power and sustainable solutions assets and businesses and the overall growth of the industries in which we operate have generally benefited from the support of state or provincial, national, supranational and international policies and incentives that promote and support investment, such as ITCs, PTCs, RPS programs and accelerated depreciation for tax purposes. The attractiveness of renewable energy to purchasers of a renewable power project, as well as the economic return available to project sponsors, is often enhanced by such incentives. Similarly, projects are economically viable in certain jurisdictions because of the existence of a government regulated price on carbon and, in other jurisdictions, because of tax or other government incentives. Particularly in light of political changes in certain jurisdictions, there is a risk that regulations that provide incentives for renewable energy and sustainable solutions assets and businesses could change or expire in a manner that adversely impacts projects, including projects in our business.
The elimination, loss of, or reduction in government policies providing incentives could (i) decrease the attractiveness of renewable power generation or battery storage facilities to developers, which could reduce the Company’s acquisition opportunities, (ii) reduce the Company’s willingness to pursue or develop certain renewable power facilities due to higher operating costs or decreased revenues under its PPAs, (iii) cause the market for future renewable energy PPAs to be smaller and the prices for future renewable energy PPAs to be lower and/or (iv) result in increased financing costs and difficulty in obtaining financing on acceptable terms.
Our ability to achieve our business objectives depends on our executive management team’s ability to manage and support our asset strategy. If we were to lose certain key members of our executive management team, our ability to achieve our business objectives could be significantly harmed.
We are dependent on the diligence, skill and network of industry relationships and other business contacts of our executive management team to execute our asset acquisition strategy and achieve our objectives. Our executive management team evaluates, negotiates, structures, closes and monitors our assets. Our success depends to a significant extent on the continued service of our executive management team. We have experienced turnover in our management team in the past and may experience similar turnover in the future. We would be adversely affected if we fail to adequately plan for the succession of our senior management and other key employees. Furthermore, the departure of any of our executive management team could have a material adverse effect on our ability to achieve our business objectives.
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
We rely to a significant extent on our relationships with renewable energy developers, energy consultants, retail energy providers, utilities, energy companies, investment banks, commercial banks, individual and institutional investors, consultants, EPCs, contractors, and renewable energy technology manufacturers (such as panel manufacturers), among others, as a source of potential investment opportunities. If we fail to maintain our relationships with other sponsors or sources of business opportunities, we will not be able to grow our portfolio or will grow it at a slower rate. In addition, individuals with whom we have relationships are not obligated to provide us with business opportunities, and, therefore, there is no assurance that such relationships will generate business opportunities for us. Further, although we are dependent on such relationships to generate business opportunities, we have no control over the actions or business practices of such entities. Accordingly, we cannot guarantee that they will follow ethical business practices, such as fair wage practices and compliance with environmental, safety, and other local laws. A lack of demonstrated compliance could lead us to seek alternative relationships, which could increase our costs and result in delayed projects, delivery of components and materials, or other disruptions of our operations. Violation of labor or other laws or divergence of labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and harm our business.
Our success is subject to general market and economic conditions we cannot control or predict, including but not limited to acts of terrorism or related acts of war, natural disaster, pandemics, inflation, supply chain disruptions or other catastrophic events.
Our business has been in the past, and will continue to be, affected by conditions in the financial markets and economic and political conditions throughout the world, such as interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors and the possibility of changes to regulations applicable to alternative asset managers such as GCM), trade policies, commodity prices, tariffs, currency exchange rates and controls and national and international political circumstances (including wars and other forms of conflict, civil unrest, terrorist acts, and security operations) and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and pandemics. These factors could materially affect our business to the extent they materially affect global economies or global financial markets. These factors are outside of our control and may affect our performance and the liquidity and value of our assets, and we may not be able to or may choose not to manage our exposure to these conditions, which may result in adverse consequences for us and result in substantial losses.
A depression, recession or slowdown in the U.S. would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. The Federal Reserve reduced interest rates during 2024; however, we cannot predict with certainty any future action that the Federal Reserve and/or any other global central bank may take with respect to interest rates. To the extent that additional interest rate cuts do not occur at all or result in a lower-than-expected reduction in interest rates, the effects of inflationary pressure could continue to affect our financial success. Concerns over continuing inflation, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels as well as geopolitical tension, have precipitated market volatility. Inflation or the absence of cost decreases could adversely affect us by increasing the actual or expected costs of land, raw materials, labor, and other goods and services needed to operate our business. This may in turn increase our cost of capital and the costs of developing, constructing, and operating a project, thereby making it more difficult to develop and operate our projects. Should cost increases occur, prospective counterparties may also choose to forego or delay signing PPAs or other agreements with us. Significant increases in actual or expected costs could negatively impact the Company’s business in a manner that could adversely affect the Company’s financial condition and results of operations.
Moreover, disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. For example, conflicts stemming from the Russian invasion of Ukraine and the current unrest in the Middle East have had a negative impact on those countries and others in the region. In addition, facilities of third parties on which the Company relies on to obtain supplies from may be at greater risk of future terrorist activities. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
The length, severity and effect of any economic slowdown or downturn, or any terrorist attacks, geopolitical events or other catastrophic events cannot be predicted with confidence at this time. Any of the foregoing could have a significant impact on our business and result in substantial losses.

Inflationary pressures could adversely impact our business.
While inflation rates moderated in 2024, contributing to easing of monetary policies by major central banks, we may be impacted by heightened inflationary pressures driven by uncertainty in financial markets. Central banks in various countries may raise interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. Interest rate risk poses market risk to us as a result of interest rate-sensitive assets and liabilities held by us. Higher interest rates or elevated interest rates for a sustained period could also result in an economic slowdown.
Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect the Company’s business, operations and financial condition.
A portion of the materials used by us to develop the projects in our portfolio are obtained, directly or indirectly, from companies located outside of the U.S. Changes in U.S. foreign trade policies could lead to the imposition of additional trade barriers and tariffs on the foreign import of certain materials and products. For example, in February 2025, the U.S. government implemented additional tariffs on goods being imported from China and announced additional tariffs for goods imported into the U.S. from Mexico and Canada beginning in March 2025. The Company cannot predict what additional changes to trade policy will be made by the presidential administration or Congress, including whether existing tariff policies will be maintained or modified, what products may be subject to such policies or whether the entry into new bilateral or multilateral trade agreements will occur, nor can the Company predict the effects that any such changes would have on its business. However, such changes in U.S. trade policies, if implemented, could increase the Company’s costs and adversely impact its business and operations. In addition, changes in U.S. trade policy have resulted, and could again result, in reactions from U.S. trading partners, including adopting responsive trade policies. For example, in response to the U.S. government’s additional tariff on imports from China, the Chinese government announced that it would implement a tariff on certain goods being imported into China from the U.S. Similarly, Mexico and Canada have implemented tariffs on certain imported goods. There can be no assurance that such changes in U.S. or foreign trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the U.S. as a result of such changes, would not materially and adversely affect the Company’s business, financial condition, results of operations and liquidity.
In addition, the U.S. currently imposes antidumping and countervailing duties on certain solar products from China and Taiwan. Such antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (“USDOC”), and an increase in duty rates could have an adverse impact on our operating results.
We are not currently paying distributions to our shareholders and may not reinstate payment of distributions.
Based on our results of operations, financial performance and investment results, we suspended the payment of shareholder distributions effective immediately, following the distribution payment on May 1, 2024. We may not be able to reinstate the payment of distributions. Our ability to reinstate the payment of distributions will require an improvement in our results of operations, which may be adversely affected by, among other things, the impact of the risks described herein. We cannot assure that we will achieve financial results that will allow us to make a targeted level of distributions. Any future distributions will be paid at the discretion of our Board of Directors, based on management’s recommendations, and will depend on our earnings, our financial condition, compliance with applicable regulations and such other factors as our Board of Directors may deem relevant from time to time. In the future, we may pay all or a substantial portion of our distributions from borrowings and other sources, without limitation. If we fund distributions from financings, then such financings will need to be repaid, therefore reducing overall return. Accordingly, members, should not assume that any such dividend or other distribution is the result of a net profit earned by us.
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

We conduct our operations so that the Company, and most, if not all, of its wholly owned and majority-owned subsidiaries comply with the 40% test. We will monitor our holdings on an ongoing basis and determine compliance with this test in connection with new acquisitions. We expect most, if not all, of our wholly owned and majority-owned subsidiaries to rely on an exception from the definition of “investment company” other than the exceptions under Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which constitute most, if not all, of our assets) generally will not constitute “investment securities.” Accordingly, we believe the Company, and most, if not all, of its wholly owned and majority-owned subsidiaries will not be considered investment companies under Section 3(a)(1)(C) of the Investment Company Act.
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
Some of our majority-owned subsidiaries may also rely on the exceptions from the definition of investment company under Section 3(c)(5)(A) or (B) of the Investment Company Act, which except from the definition of investment company, respectively, (i) any person who is primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable and other obligations representing part or all of the sales price of merchandise, insurance and services; or (ii) any person who is primarily engaged in the business of making loans to manufacturers, wholesalers and retailers of, and to prospective purchasers of, specified merchandise, insurance and services. The SEC staff has issued no-action letters interpreting Section 3(c)(5)(A) and (B) and has taken the position that these exceptions are available to a company with at least 55% of its assets consisting of eligible loans and receivables of the type specified in Section 3(c)(5)(A) and (B). We believe that most of the loans that we provide to finance renewable energy and energy efficiency projects relate to the purchase price of specific equipment or the cost to engage contractors to install equipment for such projects. Accordingly, we believe that most of these loans are eligible loans that qualify for this 55% test. However, no assurance can be given that the SEC or its staff will concur with this position. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to reclassify our assets for purposes of qualifying with these exceptions. A change in the value of our assets could cause us or one or more of our wholly or majority-owned subsidiaries, including those relying on Section 3(c)(5)(A) or (B), to fall within the definition of “investment company,” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income-or loss-generating assets that we might not otherwise have acquired, or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and that would be important to our investment strategy. There can be no assurance that the laws and regulations governing the Investment Company Act, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exceptions, will not change in a manner that adversely affects our operations.
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
Legal proceedings and regulatory actions, or negative developments in pending proceedings or other contingencies, could have a material adverse effect on our financial condition.
We are and may in the future become, involved in various legal proceedings and subject to other contingencies that have arisen or may arise including, for example, reviews, inquiries, investigations and proceedings initiated by or involving government agencies as well as actions initiated by current or former employees, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. We cannot predict the outcome of these matters, and adverse developments or outcomes can result in significant monetary damages, penalties or other sanctions that increase our operating costs, some of which may not be covered by insurance. Regardless of the merit of particular claims, responding to investigations and investigating and defending against legal proceedings can be expensive, time-consuming, disruptive to our operations and distracting to management. In recognition of these considerations, we may enter into agreements or other arrangements to settle legal proceedings and resolve such challenges.
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
From time to time, we acquire other businesses, and while we conduct due diligence on the technology systems and practices of these companies, there can be no assurance that acquired companies have not suffered data breaches or system intrusions prior to or continuing after our acquisition for which we may be liable. We may face potential identified or unknown security vulnerabilities in acquired products that expose us to additional security risks and penalties, or delay our ability to integrate the product into our service offerings; difficulties in increasing or maintaining at an acceptable cost the security standards for acquired technology consistent with our other services; difficulty in transitioning the acquired technology onto our existing platforms and customer acceptance of multiple platforms on a temporary or permanent basis; and challenges augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation. In addition, acquired businesses may not have invested as heavily in security measures or data privacy controls, and they may introduce additional cybersecurity and data privacy risks as their systems are integrated with ours.
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we could also suffer losses related to the failure to timely update or incorrectly change our information systems and technology. Furthermore, we have become increasingly reliant on third-party service providers for most aspects of our business. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems, and as a result, unauthorized individuals could gain access to confidential data.

Cybersecurity and privacy have become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, for example, the California Consumer Privacy Act. These laws and regulations are continuously evolving, and the scope of applicable laws may be uncertain and require practices that may be inconsistent with laws of other jurisdictions. Our compliance with these changing and increasingly burdensome regulations and requirements may cause us to incur substantial costs or require us to change certain business practices, which may impact our financial results. Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. Further, the SEC adopted its final rule on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure in July 2023, which requires public companies to disclose material cybersecurity incidents on Form 8-K and which modified Form 10-K to include specific cybersecurity risk management and governance disclosure. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our, our employees’ or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our investors and other counterparties, regulatory intervention, reputational damage, as well as exposure to litigation expenses and possible significant liability. Furthermore, if we fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to Environmental, Social and Governance (“ESG”) matters, that could expose us to numerous risks.
Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors and investment funds are also increasingly focused on ESG practices. If our ESG practices do not meet investor or other industry stakeholder expectations, which continue to evolve, we may incur additional costs and our brand, business, and ability to attract and retain qualified employees may be harmed.
In addition, certain stakeholders and regulators have expressed or pursued negative views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of "Anti-ESG" legislation or policies. Accordingly, we could face criticism from certain "Anti-ESG" parties for making ESG commitments or supporting certain sustainability initiatives or sustainable assets that are alleged to be political or polarizing in nature and could subject us to pressure in the media or through other means, which could adversely affect our reputation, business and financial performance. Additionally, we may be subject to emerging and evolving regulatory requirements and frameworks regarding ESG matters, including potential new or revised disclosure rules. The ultimate scope of these regulations may change as they are finalized, and they may not be uniform across jurisdictions. Meeting these obligations may require significant investments of time, capital, and personnel.
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

GCM has adopted policies regarding the allocation of acquisition opportunities, but the application of such policies may result in the Company not participating, or not participating to the same extent, in acquisition opportunities in which it would have otherwise participated had the related allocations been determined without regard to such guidelines. Among the factors GCM considers in making investment allocations among the Company and our managed funds are the following: (i) each investment entity’s investment objectives and investment focus, (ii) sourcing of an investment opportunity (and with respect to an investment opportunity originated by a third party, the relationship of a particular investment entity to or with such third party), (iii) each investment entity’s liquidity and reserves (including whether an investment entity is able to commit to invest all capital required to consummate a particular investment opportunity), (iv) the anticipated future pipeline of suitable investments, (v) each investment entity’s diversification (including the actual, relative or potential exposure of an investment entity to the type of investment opportunity in terms of its existing portfolio), (vi) the amount of capital available for investment by each investment entity as well as each investment entity’s projected future capacity for investment (including whether an investment entity is able to invest all capital required to consummate a particular investment opportunity), (vii) the size, liquidity and duration of the investment, (viii) the availability of other suitable investments for each investment entity, (ix) legal, tax, accounting, regulatory and other considerations, (x) any other relevant limitations imposed by or conditions set forth in the applicable offering and organizational documents of each investment entity and (xi) any other consideration deemed relevant by GCM.
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
We have taken steps to transition the focus of our business from being an investor in clean energy projects to a diversified independent power producer coupled with an investment management business. Our current IPP business consists of wind, solar, energy storage and ancillary power generation assets primarily across the U.S. and Canada. We may own interests in other renewable power operations, and we may seek to divest of certain of our existing assets or business in the future. The risks associated with the operations of our future business may differ from those associated with our current business. We expect our IM business will continue to expand and future managed funds that we provide services to may change over time as that business grows.
Risks Related to Our Acquisitions and Industry Focus
Our strategic focus is on the renewable energy, energy efficiency and related sectors, which subjects us to more risks than if we were broadly diversified.
Because we are specifically focused on the renewable energy, energy efficiency and related sectors, investments in our shares may present more risks than if we were broadly diversified over more sectors of the economy. Therefore, a downturn in the renewable energy or energy efficiency sectors has impacted us more than other companies that are not concentrated in limited segments of the economy. Companies that produce renewable energy can be negatively affected by lower energy output resulting from variable inputs, mechanical breakdowns, faulty technology, competitive electricity markets or changing laws that mandate the use of renewable energy sources by electric utilities.
In addition, companies that engage in energy efficiency projects may be unable to protect their intellectual property, or face declines in the demand for their services due to changing governmental policies or budgets. At times, the returns from investments in the renewable energy and energy efficiency sectors may lag the returns of other sectors or the broader market.
Furthermore, with respect to the construction and operation of individual renewable energy and energy efficiency projects, there are several additional risks, including (i) substantial construction risk, including the risk of delay, that may arise due to inclement weather or labor disruptions; (ii) the risk of entering into markets where we have limited experience; (iii) the need for substantially more capital to complete than initially budgeted and exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications; (iv) a decrease in the availability, pricing and timeliness of delivery of raw materials and components necessary for the projects to function; (v) the continued good standing of permits, authorizations and consents from local city, county, state and U.S. federal governmental authorities as well as local and U.S. federal governmental organizations; and (vi) the consent and authorization of local utilities or other energy development offtakers to ensure successful interconnection to energy grids in order to enable power sales.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of energy generation and consumption projects, including solar and wind energy projects, which may significantly reduce our ability to meet our investment objectives.
The market for electricity generation and consumption projects is influenced by U.S. federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. Similar governmental influences apply in the other jurisdictions in which we may invest. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S. and in several other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar energy technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for renewable energy and energy efficiency project development and investments. For example, without certain major incentive programs and/or the regulatory mandated exception for renewable energy or energy efficiency systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility network. These fees could increase the cost to our customers of using our renewable energy and energy efficiency projects and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.
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
Companies owning or operating electric generation projects may be subject to regulatory requirements under the Federal Power Act (“FPA”) or state or local public utility laws. The FPA grants the U.S. Federal Energy Regulatory Commission (“FERC”) jurisdiction over the sale of electric power for resale (i.e., sales at wholesale) in interstate commerce. Jurisdiction over retail sales (i.e., the sale of power to end users) is left to the states. Rates and charges for wholesale sales of electric power are subject to FERC’s supervision. Upon an appropriate showing, FERC will authorize an entity to engage in wholesale sales of electricity at negotiated rates based on market conditions (i.e., market-based rates) rather than at cost-based rates pre-approved by FERC. FERC continues to have jurisdiction over entities granted market-based rate authority and retains the authority to remove the authorization to sell at market-based rates and otherwise impose additional conditions.
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
Although the sale of electric energy has been to some extent deregulated, the industry remains subject to extensive regulation. We cannot predict the future design of wholesale power markets, or the ultimate effect ongoing regulatory changes will have on our business, or certain market changes that could impact our financial condition and adversely affect our operations.

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
We may invest in tax equity partnerships, which creates additional risk because, among other things, we cannot exercise sole decision-making power, and our partners may have different economic interests than we have.
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
In addition, many of a project’s end-customers could be large entities with wide ranging activities. A climate-related event in a non-related part of the business could have a material adverse impact on the financial strength of such end-customer and its ability to honor its contractual obligations which could negatively impact revenue and the cash flow of the project and our business.

Changes in the treatment or qualification of RECs may adversely impact our business.
We currently generate a portion of our revenue from the sale of RECs. RECs represent the “renewable” nature of the electricity. Creation of RECs depends on the type of renewable energy and can include other criteria such as location, size, date of operation of the project and energy delivery needs. RECs are sometimes sold bundled with electricity in PPAs that we are party to, and other times may be sold separately to entities seeking to neutralize the emissions associated with their purchase and use of electricity from non-renewable sources. The demand for RECs, and their associated price, may change depending on the availability of renewable electricity in a particular jurisdiction, state and federal policies on the qualification of RECs to satisfy RPS requirements, and the need for entities to purchase such RECs to meet regulatory or other requirements or expectations. To the extent that renewable energy becomes more prevalent or the types of energy generation that qualify for RECs change, REC revenue generated by our assets may fall. Policy and legislative developments related to the creation, qualification status, and value of RECs are subject to change, and we cannot guarantee that the RECs we generate will have or retain value. Moreover, regulatory changes that reduce the quality or classification of RECs generated by certain of our assets have the potential to materially and adversely impact our financial condition and results of operation.
We may be exposed to uninsured losses and may experience increased insurance costs.
The insurance coverages and limits we carry, and the coverages and limits we require our contractual counterparties to carry, may not cover all losses that may arise in the course of our operations. Property insurance business income coverage is limited to a certain duration following a covered loss, which may not be adequate time to restore production in all cases. Some of our properties contain obsolete technology, for which insurance coverage is restricted. Some of the original equipment manufacturers who supplied equipment for our properties, and contractors who installed our equipment, are no longer in business, making their insurance and warranties unavailable for recovery. It is possible that incidents may occur resulting in losses greater than the insurance limits we have purchased. Some coverages are only available with aggregate limits, meaning that insurance coverage is eroded over the course of the policy period by payment of covered claims, reducing the amount available for subsequent claims in the same term. Some of our properties are located in areas exposed to natural disasters including earthquakes, floods, and windstorms. Our property insurance contains sublimits for such perils, reducing the limits available for resulting claims. In the event that the insurance we carry is insufficient to cover the full extent of losses that we experience, our financial position may be materially and adversely affected. The rates charged for the coverages we currently carry may increase substantially in the future, depending on: (i) our loss history; (ii) the losses experienced by the global insurance industry related to the energy sector; (iii) prevailing conditions in the insurance marketplace as insurers come and go and change their business appetites; and (iv) overall economic conditions. Due to the same reasons, the limits available to purchase may be reduced, or we may only be able to procure coverage with deductibles higher than we currently carry.
We do not own all of the land on which the projects in our portfolio are located.
Many of our projects are located on land occupied under long-term leases. The ownership interests in the land that we lease may be subject to mortgages securing loans or other liens and other easements, lease rights and rights-of-way of third parties, rights to develop minerals, including oil and gas, and other rights that were created prior to our rights in the land. As a result, our rights under such easements, leases or rights-of-way may be subject, and subordinate, to the rights of these third parties. Additionally, our operations located on properties owned by others are subject to termination for violation of the terms and conditions of the various easements, leases or rights-of-way under which such operations are conducted. Any loss or curtailment of our rights to use the land on which our projects are or will be located could have a material adverse effect on our business, financial condition, and results of operation.
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

Our investments are subject to changes in market value and other risks, which have in the past, and may in the future, materially adversely affect our liquidity, financial condition and results of operations.
The Company holds investments in which changes in the fair value affect our financial results. In some cases, there are no observable market values for these investments, requiring fair value estimates to be based on other valuation techniques. This type of analysis requires significant judgment and the actual values realized in a sale of these investments has in the past and may in the future, differ materially from those estimated. Sales of investments that are below their previously estimated values, or other declines in the fair value of an investment, has in the past, and may in the future, result in, losses or the impairment, write-off of or re-underwriting of such investments, which in the past and may in the future, have a material adverse effect on our liquidity, financial condition and results of operations.
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
We may invest in and use newly developed, less proven, technologies in our development projects or in maintaining or enhancing our existing assets. There is no guarantee that such new technologies will perform as anticipated. The failure of a new technology to perform as anticipated may materially and adversely affect the profitability of a particular development project or existing asset. All new technology integrated on our sites goes through a rigorous review and approval process, adheres to all prudent industry codes and standards relating to renewable energy production, and is integrated in small batches as a proof of concept before being rolled out to larger parts of our fleet.
Our investment management business is highly regulated and failure to comply with the various rules and regulations of the jurisdictions in which we operate could have adverse effects.
We have a growing investment management business which is subject to risks. This business is extensively regulated by governmental agencies and other self-regulatory organizations in the U.S. and the foreign jurisdictions in which we operate. Any failure to comply with the various rules and regulations of these jurisdictions could result in liability or other risks, including the inability to carry on activities related to this line of our business, incurring additional expenses as a result of increased regulatory oversight, examinations relating to, among other things, antitrust law, anti-money laundering laws, anti-bribery laws, laws relating to foreign officials, tax laws and privacy laws and fines if we or GCM are deemed to have violated any regulations, and a decrease in profitability as a result of costs of complying with these regulatory matters and/or responding to any regulatory inquiries. Termination of advisory agreements with respect to GCM’s existing or future managed funds could also result in lost revenue for the Company and significant reputational damage impacting GCM’s ability to provide advisory services to other alternative investment funds. Any of these risks could have a material adverse effect on our business, financial condition and results of operations.
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
The shares offered by us are illiquid assets for which there is not expected to be any secondary market, nor is it expected that any will develop in the future. Investors' ability to transfer shares is limited. Pursuant to the Fifth Operating Agreement, we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a member. Moreover, our Board of Directors approved the suspension of our SRP effective September 23, 2023, except for repurchase requests made in connection with the death, disability or determination of incompetence of a shareholder. As a result of the suspension of the SRP, the Company will not accept or otherwise process any additional repurchase requests (except as noted above) until such time, if any, as the Board of Directors affirmatively authorizes the recommencement of the SRP. However, the Company can make no assurances as to whether this will happen, or the timing or terms of any recommencement. Even if recommenced, the SRP should not be relied on as a method to sell shares promptly, because the SRP includes numerous restrictions that limit investors' ability to sell their shares to us, and we may further amend, suspend or terminate the SRP at any time without advance notice. In particular, the SRP provides that we may make repurchase offers only to members that have held their shares for a minimum of one year, which one-year holding period will be waived in the event of the departure of certain of our key personnel. The SRP limits repurchases (i) during any 12-month period, to 20.00% of our weighted average number of outstanding shares; and (ii) during any fiscal quarter, to 5.00% of the weighted average number of shares outstanding in the prior four fiscal quarters.
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
Because we are taxed as a partnership for U.S. federal income tax purposes, members may realize taxable income in excess of cash distributions by us. There can be no assurance we will begin paying distributions again. As a result, members may have to use funds from other sources to pay their tax liability.
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
While we plan to continue to operate so that we will qualify to be treated as a partnership for U.S. federal income tax purposes, and not as an association or a publicly traded partnership taxable as a corporation, given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities we are undertaking and the possibility of future changes in its circumstances, it is possible that we will not so qualify for any particular year. Our taxation as a partnership will depend on our ability to meet, on a continuing basis, through actual operating results, the “qualifying income exception.” We expect to satisfy this exception by ensuring that most of our investments that do not generate “qualifying income” are held through taxable corporate subsidiaries. However, we may not properly identify income as “qualifying.” Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy the qualifying income exception.
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
While it is expected that we will operate so that we will qualify to be treated as a partnership for U.S. federal income tax purposes, we expect that a significant portion of our investments will not generate “qualifying income,” and that we will conduct a significant portion of our operations through GREC, our wholly owned subsidiary treated as a C-corporation for U.S. federal income tax purposes and subject to U.S. federal income tax on its net income. Conducting our operations through GREC will allow us to effectively utilize tax incentives generated from projects in which we hold controlling equity stakes to reduce the taxable income generated by our other investments through tax incentives that are better utilized by C-corporations than other forms of entities. Because a significant portion of our investments will be held through GREC, the tax benefit of our being a partnership for U.S. federal income tax purposes will be limited to the income generated by the investments that we directly hold.
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

A robust cybersecurity program to protect our assets from cyber and information security threats is critical to managing risk effectively. Our cybersecurity program is designed with consideration of internationally recognized information security standards and best practices. Our multi-layered data protection and information security programs and practices are designed for the safety, security and responsible use of the information and data our stakeholders entrust to us. The approach blends defense-in-depth and zero-trust principles. Our cybersecurity program is informed and assessed by third-party assessments and advice regarding best practices from consultants, business partners and advisors, and it incorporates benchmarking and other data from peer companies. We have processes for evaluating (among other things) the data protection and information security infrastructure of our third-party providers (including examining any relevant records such as service organization controls reports), and we seek to manage third-party risk with procedures to onboard our third-party providers, monitor their activity during our engagement (where possible) and off-board such third-party service providers at the end of our engagement.
We have implemented and maintain various measures to mitigate information security challenges, including maintaining an information security program, an enterprise resilience program, a business continuity program and cyber insurance coverage, as well as regularly testing our systems to discover and address any potential vulnerabilities. The Company also conducts periodic cybersecurity awareness training for employees and provides cybersecurity updates, where appropriate, to its employees during regularly scheduled meetings. These updates are designed to educate employees and to raise awareness of cybersecurity threats to reduce vulnerability as well as to encourage consideration of cybersecurity risks.
We monitor and respond to a range of cyber threats, including any threats and incidents associated with the use of services provided by third-party providers. We utilize automation and artificial intelligence enabled tools to address threats. Our cybersecurity framework for handling cybersecurity threats and incidents includes steps for identifying the nature of a cybersecurity threat, assessing the severity of the threat (including advancing to key members of management where appropriate for determination of potential materiality) and implementing cybersecurity processes and procedures to address the threat.
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
Board of Directors and Committee Oversight
Our Board of Directors is responsible for understanding the issues and risks that are central to our business, including cybersecurity matters. In general, our Board of Directors and senior management team coordinate to oversee our guidelines and policies with respect to risk assessment and risk management, and the Audit Committee of our Board of Directors (the “Audit Committee”) discusses our financial and operational risk exposures and the steps management has taken to monitor and control such exposures. In this context, the Audit Committee would be informed of a material cybersecurity incident that could impact our financial statements.
Senior Management’s Role in Managing Risk
We have a leadership group consisting of certain members of our senior management team that is responsible for assessing and managing risk and implementing policies, procedures and strategies pertaining to security governance and data privacy, that is led and informed by our VP of Technology who develops and oversees the programs, policies and controls we have implemented across the organization designed to reduce and prevent logical and physical risks, including information security and cyber risks to our people, intellectual property, data and tangible property. Our VP of Technology has over 20 years of relevant experience in roles such as systems controls, audit, governance, software development/design, systems implementation, IT infrastructure operations, cybersecurity, and overall management of the technology function. Most of that experience has been in the energy and financial services sectors. The Company has also engaged a third-party IT expert to assist the Company’s in-house IT function in managing cybersecurity risks and evaluating, monitoring, and testing the Company’s cybersecurity program.

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
Eagle Valley Clean Energy LLC (“EVCE”) Bankruptcy
On April 17, 2024, EVCE, a subsidiary of the Company, filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code with the U.S. Bankruptcy Court for Colorado. The Bankruptcy Filing does not include Greenbacker Renewable Energy Company LLC, GREC or any of its subsidiaries engaged in continuing operations as debtors or guarantors. Refer to Part II — Item 8 — Note 3. Acquisitions and Divestitures and Note 11. Debt in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There is no established public trading market for our common shares, and therefore, there is a risk that a shareholder may not be able to sell our shares at a time or price acceptable to the shareholder, or at all. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.
Holders
As of December 31, 2024, the Company had approximately 10,500 holders of its common shares. Such information was obtained from the Company’s transfer agent.
Distributions
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares. Any distributions that the Company will reinstate in the future, if ever, will be at the discretion of the Board of Directors and will depend upon, among other things, on the Company's earnings, financial condition, compliance with applicable regulations and such other factors as the Board of Directors may deem relevant from time to time. See Part I — Item 1A. Risk Factors, and Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report, for information regarding the sources of funds used for distributions and for a discussion of factors, which adversely affect the Company's ability to pay distributions.
The following tables reflect the distributions declared during the year ended December 31, 2024:

(in thousands)
Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2024	$7,610	$1,787	$9,397
March 1, 2024	7,145	1,691	8,836
April 1, 2024	7,607	1,821	9,428
May 1, 2024	7,373	1,757	9,130
Total	$29,735	$7,056	$36,791
The following tables reflect the distributions declared during the year ended December 31, 2023:

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

The following tables reflect the distributions declared during the year ended December 31, 2022:

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
All distributions paid for the year ended December 31, 2024 are expected to be reported as a return of capital to members for tax reporting purposes, and all distributions paid for the years ended December 31, 2023 and 2022 were reported as a return of capital to members for tax purposes.
Performance Graph
Not applicable.
Sales of Unregistered Securities
Through the Company’s DRP, shareholders of all share classes may elect to purchase additional shares with distributions from the Company rather than receiving cash distributions. As of December 31, 2024, the Company issued 13.0 thousand Class P-A shares for net proceeds of $0.1 million, 0.4 million Class P-I shares for net proceeds of $3.2 million, 1.0 thousand Class P-D shares for net proceeds of $4.0 thousand, 0.2 million Class P-S shares for net proceeds of $1.7 million, and 3.0 thousand Class P-T shares for net proceeds of $17.0 thousand under the DRP. As of December 31, 2023, the Company issued 83.8 thousand Class P-A shares for net proceeds of $0.2 million, 2.8 million Class P-I shares for net proceeds of $5.0 million, 3.7 thousand Class P-D shares for net proceeds of $6.0 thousand, 1.6 million Class P-S shares for net proceeds of $2.9 million, and 14.4 thousand Class P-T shares for net proceeds of $27.7 thousand, under the DRP. These issuances were made in reliance upon the applicable exemption from registration under Section 4(a)(2) of the Securities Act. No dealer manager fees, selling commissions or other sales charges were paid with respect to shares issued pursuant to the DRP except for distribution fees on Class P-S and Class P-T Shares.
During the year ended December 31, 2022, we sold in a private offering 11.3 million Class P-I shares for net proceeds of approximately $101.0 million and 0.7 million Class P-S shares for net proceeds of approximately $6.4 million. In addition, in connection with the Acquisition, Group LLC received consideration of 24.4 million Class P-I shares, which were valued at $8.81 per Class P-I share, or an aggregate value of approximately $214.9 million, net of deal-related fees and expenses, and 13.1 million Earnout Shares. We conducted the private offering pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act. The issuance of the Class P-I shares and the Earnout Shares to Group LLC in connection with the Acquisition was made in reliance upon the applicable exemption from registration under Section 4(a)(2) of the Securities Act. There were no selling commissions or placement agent fees for the sale of Class P-I shares and Class P-S shares in the private offering.
Issuer Purchases of Equity Securities
Pursuant to the SRP, the Company conducted quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the Company at a price equal to the current MSV for that class of shares. The Company calculates MSV using methodologies consistent with standard industry practices with procedures approved by the Company’s Board of Directors. MSV should not be considered equivalent to stockholders’ equity or any other U.S. GAAP measure.

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
For the three months ended December 31, 2024, and in connection with the death, disability or determination of incompetence of a shareholder, the Company repurchased 4.0 thousand Class A shares, nil Class C shares, 17.0 thousand Class I shares, nil Class P-A shares, 81.0 thousand Class P-I shares, nil Class P-D shares and nil Class P-S shares at a total purchase price of $31.6 thousand, nil, $121.1 thousand, nil, $0.6 million, nil and 7.0 thousand, respectively, pursuant to the SRP. For the three months ended December 31, 2023, the Company repurchased 34.0 thousand Class A shares, nil Class C shares, 3.0 thousand Class I shares, nil Class P-A shares, 9.0 thousand Class P-I shares, nil Class P-D shares and 8.0 thousand Class P-S shares at a total purchase price of $0.2 million, nil, 27.6 thousand, nil, $0.1 million, nil and 77.8 thousand, respectively, pursuant to the SRP.
The table below provides information concerning the Company’s repurchase of shares during the three months ended December 31, 2024, 2023, and 2022, pursuant to the SRP:

(in thousands, except per share data)
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Repurchase Shares Offered
October 1 to December 31, 2024	101	$7.86	101	9,767(1)

October 1 to December 31, 2023	54	$7.67	54	9,821(1)

October 1 to December 31, 2022	3,689	$8.73	3,689	9,410
(1)On September 23, 2023, the Board of Directors approved the suspension of the SRP effective immediately, except for repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder.
The SRP limited repurchases (i) during any 12-month period, to 20.00% of our weighted average number of outstanding shares, and (ii) during any fiscal quarter, to 5.00% of the weighted average number of shares outstanding in the prior four fiscal quarters.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes thereto included in Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC and other financial information appearing elsewhere in this Annual Report for the year ended December 31, 2024. The use of “we”, “us”, “our” and the “Company” refer, collectively to the Greenbacker Renewable Energy Company LLC and its subsidiaries, unless otherwise expressly stated or context otherwise requires. This Annual Report does not constitute an offer of any of the Company’s managed funds described herein.

Overview
Greenbacker Renewable Energy Company LLC (the “Company” or “GREC LLC”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides investment management services to funds within the sustainable infrastructure and renewable energy industry through Greenbacker Capital Management LLC (“GCM”). As of December 31, 2024, the Company’s fleet comprised 420 renewable energy projects with an aggregate power production capacity of approximately 3.1 gigawatts (“GW”), which includes operating capacity of approximately 1.6 GW and pre-operational capacity of approximately 1.5 GW. As of December 31, 2024, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
The Company conducts substantially all its operations through its wholly owned subsidiary, GREC. Until May 19, 2022, the Company was externally managed by GCM. As of and after May 19, 2022, the Company began operating as a fully integrated and internally managed company after acquiring GCM and several other related entities, which are now wholly owned subsidiaries of GREC. The Company’s fiscal year-end is December 31.
The Company’s business objective is to generate attractive risk-adjusted returns for its shareholders by actively acquiring and financing the construction and/or operation of income-generating renewable energy, energy efficiency and sustainable development projects, primarily within North America, as well as by providing investment management services as an active third-party investment manager to funds within the sustainable infrastructure and renewable energy industry where the Company expects to receive investment management and incentive fees.
The Company currently categorizes its business in two reportable segments: IPP and IM.
As of December 31, 2024, the Company provides, through GCM, investment management services to four investment entities – GROZ, GDEV I, GDEV II and GREC II.
See Part I — Item 1. Business for a further discussion of our business.
Presentation of Key Factors Impacting Our Operating Results and Financial Condition
The results of our operations are affected by a number of factors and will primarily depend on, among other things: the supply of renewable energy assets in the marketplace; the revenues we receive from renewable energy and energy efficiency projects and businesses; the market price of electricity; the availability of government incentives; local, regional and national economies; general market conditions; and the amount of our assets that are operating versus those that are pre-operating because they are currently under construction and the cost to construct such assets. Additionally, our operations are impacted by interest rates, the cost of financing provided by other financial market participants and the ability to raise capital through its managed funds. Many of the factors that affect our operating results are beyond our control. The results of our operations are further affected by the growth of GCM’s investment management platform and the related generation of management fee and incentive fee revenue.
General Market Risks
The Company’s business and the success of its strategies are generally affected by global and domestic economic, political and market conditions, including the local economic conditions of where its assets are located. Certain external events such as public health crises, natural disasters and geopolitical events may lead to increased financial and credit market volatility and disruptions, including inflationary pressures, changes in interest rates, supply chain issues, tariffs, labor shortages and recessionary concerns. While inflation rates moderated in 2024, we have been impacted by heightened inflationary pressures, Central banks in various countries may raise interest rates in response to concerns about inflation, which, coupled with reduced government spending, increased tariffs and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. The full impact of such external events on the financial and credit markets and consequently on the Company’s future financial conditions and results of operations is uncertain and cannot be fully predicted. The Company continues to monitor these events and will adjust its operations as necessary.

Regulatory Changes
The Company’s strategy depends in part on government policies that support renewable power generation and energy storage and enhance the economic viability of owning renewable power generation assets. Renewable power and sustainable solutions assets and businesses and the overall growth of the industries in which we operate have generally benefited from the support of state or provincial, national, supranational and international policies and incentives that promote and support investment, such as ITCs, PTCs, RPS programs and accelerated depreciation for tax purposes. However, the potential policies of the new U.S. presidential administration and Congress have raised some uncertainty as to the continued availability of certain benefits and incentive programs.
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
Pre-Operational Assets
We must finalize construction and reach commercial operations before revenue can be generated for the pre-operational renewable energy projects in our IPP business that the Company has previously acquired. We believe these assets, once operational, will generate significant operating revenues for our business.
Electricity Prices
Investments in renewable energy and energy efficiency projects and businesses expose us to volatility in the market prices of electricity. We generally seek projects that have long-term contracts, ranging from 10 to 25 years, which mitigate the effects of volatility in energy prices on our business. To the extent that we have projects that have shorter term contracts with the potential of producing higher risk-adjusted returns, may subject us to risk should energy prices change.
Generally, our projects benefit from take-or-pay agreements with terms structured to take 100% of the power output. We believe the take-or-pay nature of our contracts is a significant factor in managing our exposure to the daily volatility of the electricity market prices. On average, the contracts in our existing operating portfolio have an approximate remaining life of 17 years.
Changes in Market Interest Rates
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

Key Factors Affecting the Comparability of our Results of Operations
The Company's historical financial statements prior to May 19, 2022 had been prepared using the investment company basis of accounting in accordance with ASC 946 which required that if there is a subsequent change in the purpose and design of an entity, the entity should reevaluate its status as an investment company. As a result of Acquisition, the Company was required to discontinue the application of ASC 946 and, in connection therewith, began applying non-investment company U.S. GAAP prospectively beginning May 19, 2022. Given that the financial statements prior to and subsequent to the change in status are not comparable, the Company presents separate Consolidated Financial Statements, including footnotes as applicable, for the time periods prior to and as of and subsequent to May 19, 2022.
In order to provide investors with more meaningful information regarding results of our operations, we present the following discussion of our results of operations. This information does not purport to represent our historical consolidated financial information, and it is not necessarily indicative of our future results of operations. However, we believe that this presentation will be useful to investors in understanding the historical performance of our assets.
Impact of Transition to Non-Investment Basis
As noted above, for period prior to the Acquisition, our assets are reflected on our Consolidated Statements of Assets and Liabilities at fair value as opposed to historical cost. In addition, our Consolidated Statements of Operations do not reflect revenues and other income or operating and other expenses from these assets. Instead, these Consolidated Statements of Operations reflect the change in fair value of our assets, whether realized or unrealized. Income from our assets consists of distributions from the entities when received, or expected to be received, to the extent distributed from the estimated taxable earnings and profits of the underlying asset-owning vehicle and as a return of capital to the extent not in excess of estimated taxable earnings and profits. Because the majority of our assets consist of equity investments in entities established to own and operate our renewable energy projects, the majority of the revenue we generate were presented in the form of dividend income. Dividend income is not equivalent to the gross revenue produced at the project level, but is instead the amount of free cash that is distributed from the project entities to us from time to time after paying for all project-level expenses, remitting principal payments not funded by us, and complying with any specific project-level debt and tax equity covenants. Thus, the presentation of investment income in our financial statements prior to the Acquisition differs from the presentation shown in the financial statements subsequent to Acquisition beginning May 19, 2022, most notably, is not equivalent to revenue as presented in financial statements not prepared in accordance with ASC 946.
Impact of Management Internalization
We completed the Acquisition on May 19, 2022. Accordingly, our financial statements under Non-Investment Basis reflect our transition to an internally managed structure. As a result, our financial statements no longer include the payment of management fees to GCM and now include the direct compensation expense associated with all of our employees following the Acquisition. The Company acquired GCM, an active third-party investment management business which is currently managing four funds. This resulted in the Company recording management fee revenue as of the effective date of the Acquisition, which is expected to continue to grow in future periods.
Key Components of Our Results of Operations
Revenue
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
Investment Management revenue
The IM segment and the related revenue are driven by GCM’s investment management platform through management fee and incentive, performance-based fee revenues from current and future third-party funds managed by GCM. and administrative revenue from certain of its managed funds, through services performed by Greenbacker Administration.
The primary sources of IM revenues are management fees and performance participation fees earned. Management fee revenue earned by our IM business is generally based upon the underlying net asset value, cost of investments or committed capital of the managed funds for which GCM provides investment management services, primarily relating to capital raise and deployment as well as other investor relation functions for third-party funds.

The additional revenue source for the IM segment includes, for certain managed funds, administrative services performed by Greenbacker Administration. These services include technical asset management, finance and accounting, legal and other costs incurred by the Company in performing its administrative services.
Other revenue
Other revenue primarily includes interest income generated from the Company’s secured loans to developers of renewable energy projects and dividends declared on our equity method investments.
Contract amortization, net
Contract amortization, net within the IPP segment represents amortization of intangible assets and out-of-market contracts recognized from PPA and REC contracts assumed through acquisitions related to the sale of energy in future periods for which the fair value has been determined to be less or more than market. The intangible assets and out-of-market contracts are amortized to revenue over the term of each underlying contract on a straight-line basis.
Operating Expenses
Direct operating costs
Direct operating costs within the IPP segment represent the costs to operate our fleet of renewable energy projects, including operations and maintenance, site lease expense, project-level insurance and property taxes, and other costs incurred at the project level. Additionally, the Company employs a dedicated team of technical asset managers to monitor the operational performance of the projects within IPP. The salaries, benefits and professional service costs directly related to the operations of IPP are included within Direct operating costs on the Consolidated Statements of Operations. Direct operating costs excludes any depreciation, amortization and accretion expense.
Direct operating costs within the IM segment represent the costs for the investment management services for the managed funds. This includes the costs to raise and deploy capital for such funds.
General and administrative
General and administrative costs for the IPP and IM segments primarily consist of salaries and other compensation, professional services and consulting fees, occupancy costs and hardware and software costs. These costs are expensed as incurred.
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment. Unallocated corporate expenses also include non-recurring professional services and legal fees.
Depreciation, amortization and accretion
Depreciation, amortization and accretion reflects the recognition of the cost of our investments in various assets over their useful lives as well as the accretion of our asset retirement obligations over time. Depreciation expense primarily relates to plant and equipment costs for our various renewable energy projects. Amortization primarily relates to our favorable PPA and REC contracts.

Results of Operations
Years ended December 31, 2024 and 2023
The following table presents the Company’s consolidated results of operations for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Revenue
Energy revenue	$185,225	$159,301	$25,924	16.3%
Investment Management revenue	18,757	13,490	5,267	39.0%
Other revenue	6,085	8,434	(2,349)	(27.9)%
Contract amortization, net	(14,301)	(8,060)	(6,241)	(77.4)%
Total net revenue	$195,766	$173,165	$22,601	13.1%

Operating expenses
Direct operating costs	124,681	105,586	19,095	18.1%
General and administrative	52,552	60,617	(8,065)	(13.3)%
Change in fair value of contingent consideration	(39,348)	(603)	(38,745)	6425.4%
Depreciation, amortization and accretion	81,953	125,743	(43,790)	(34.8)%
Gain on deconsolidation, net	(5,622)	—	(5,622)	N/A
Impairment of goodwill	221,314	—	221,314	N/A
Impairment of long-lived assets, net and project termination costs	88,410	59,294	29,116	49.1%
Total operating expenses	523,940	350,637	173,303	49.4%

Operating loss	(328,174)	(177,472)	(150,702)	(84.9)%

Interest expense, net	(7,612)	(20,328)	12,716	62.6%
Change in fair value of investments, net	(14,701)	932	(15,633)	(1677.4)%
Income from sale-leaseback transfer of tax benefits	22,764	—	22,764	N/A
Other income (expense), net	2,436	(267)	2,703	(1012.4)%

Loss before income taxes	(325,287)	(197,135)	(128,152)	(65.0)%
Benefit (expense) from income taxes	19,378	21,548	(2,170)	(10.1)%
Net loss	$(305,909)	$(175,587)	$(130,322)	(74.2)%
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(63,609)	(96,116)	32,507	33.8%
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(242,300)	$(79,471)	$(162,829)	(204.9)%

The following table presents a discussion of the Company’s results of operations for each segment for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
(dollars in thousands)	2024				2023
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$185,225	$—	$—	$185,225	$159,301	$—	$—	$159,301
Investment Management revenue	—	18,757	—	18,757	—	13,490	—	13,490
Other revenue	6,085	—	—	6,085	8,434	—	—	8,434
Operating revenue	$191,310	$18,757	$—	$210,067	$167,735	$13,490	$—	$181,225
Contract amortization, net	(14,301)	—	—	(14,301)	(8,060)	—	—	(8,060)
Total net revenue	$177,009	$18,757	$—	$195,766	$159,675	$13,490	$—	$173,165

Operating expenses
Direct operating costs	$107,981	$16,700	$—	$124,681	$91,911	$13,675	$—	$105,586
General and administrative	15,231	8,020	29,301	52,552	13,992	3,680	42,945	60,617
Change in fair value of contingent consideration	—	—	(39,348)	(39,348)	—	—	(603)	(603)
Depreciation, amortization and accretion	73,790	8,163	—	81,953	116,506	9,237	—	125,743
Gain on deconsolidation, net	(5,622)	—	—	(5,622)	—	—	—	—
Impairment of goodwill	200,338	20,976	—	221,314	—	—	—	—
Impairment of long-lived assets, net and project termination costs	37,982	50,428	—	88,410	59,294	—	—	59,294
Total operating expenses	$429,700	$104,287	$(10,047)	$523,940	$281,703	$26,592	$42,342	$350,637

Operating loss	$(252,691)	$(85,530)	$10,047	$(328,174)	$(122,028)	$(13,102)	$(42,342)	$(177,472)
Operating loss margin(1)	(143)%	(456)%	N/A	(168)%	(76)%	(97)%	N/A	(102)%

Segment adjusted EBITDA(3)	$81,197	$2,051	$(23,498)	$59,750	$62,180	$(2,674)	$(27,754)	$31,752
Segment adjusted EBITDA margin(2)	42%	11%	N/A	28%	37%	(20)%	N/A	18%
(1)Operating loss margin is calculated by dividing operating loss by total net revenue.
(2)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Operating revenue.
(3)See below for a reconciliation of total Segment Adjusted EBITDA to Net loss. See also Part II — Item 8 – Note 21. Segment Reporting in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information regarding our segment determination.

Reconciliation of Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	For the years ended December 31,
(in thousands)	2024	2023
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$81,197	$62,180
IM Adjusted EBITDA	2,051	(2,674)
Total Segment Adjusted EBITDA	$83,248	$59,506

Reconciliation:
Total Segment Adjusted EBITDA	$83,248	$59,506
Unallocated corporate expenses	(23,498)	(27,754)
Total Adjusted EBITDA	$59,750	$31,752

Less:
Share-based compensation expense	378	11,248
Change in fair value of contingent consideration	(39,348)	(603)
Gain on deconsolidation, net	(5,622)	—
Loss on asset disposition	12,932	—
Impairment of goodwill	221,314	—
Impairment of long-lived assets, net and project termination costs	88,410	59,294
Depreciation, amortization and accretion(1)	97,056	134,647
Non-recurring professional services and legal fees	8,654	3,388
Non-recurring salaries and personnel related expenses(2)	4,150	1,250
Operating loss	$(328,174)	$(177,472)

Interest expense, net	(7,612)	(20,328)
Change in fair value of investments, net	(14,701)	932
Income from sale-leaseback transfer of tax benefits	22,764	—
Other income (expense), net	2,436	(267)
Loss before income taxes	$(325,287)	$(197,135)

Benefit from income taxes	19,378	21,548
Net loss	$(305,909)	$(175,587)

Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(63,609)	(96,116)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(242,300)	$(79,471)
(1)Includes contract amortization, net in the amount of $14.3 million and $8.1 million for the years ended December 31, 2024 and 2023, respectively, which is included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
(2)Non-recurring salaries and personnel related expenses for 2024 include start-up costs which primarily include salaries and personnel related expenses of incremental employees hired in advance to launch new investment strategy initiatives. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our new funds. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs as incurred. Non-recurring salaries and personnel related expenses for 2024 also include placement fees, including internal sales commission.
Refer to Part II — Item 8 – Note 21. Segment Reporting in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further discussion on how the Company’s CODM evaluates the financial performance of each segment and above for a discussion and analysis of the Company’s results of operations for each segment.

Independent Power Producer
Energy Revenue
Energy revenue generated from the IPP segment was $185.2 million for the year ended December 31, 2024, an increase of $25.9 million, or 16.3%, compared to the same period for 2023, driven by the increased underlying electricity production from our operating renewable energy projects. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type. The Company’s operating solar fleet generated $87.8 million of Energy revenue, an increase of $13.6 million, or 18.4%, and the Company’s operating wind fleet generated $65.8 million of Energy revenue, an increase of $11.9 million, or 22.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The remaining PPA revenue generated during the period ended December 31, 2024 was primarily from biomass and battery storage assets. The increase in PPA revenue was primarily driven by additional assets being placed in operation (see statistics included herein) during and subsequent to the year ended December 31, 2023 and most notably due to increased production driven by the Company’s three completed and fully reenergized wind repower projects. The then existing three wind assets were strategically taken offline in 2023 in order to repower them with new equipment that resulted in more efficient wind turbines in 2024 driving the increased energy production. The increase was also driven by a large wind asset that was under repair in 2023 and higher than expected wind resources for generation.
The Company also recorded $28.3 million in REC and other incentive revenue for the year ended December 31, 2024, primarily from our operating solar fleet, which is included in Energy revenue on the Consolidated Statements of Operations.
The Company’s operating solar fleet includes 346 operating assets comprising 1,249 MW of capacity as of December 31, 2024, an increase of 22 operating assets and 125 MW of capacity compared to the prior year period. Total production was 1.5 million MWh for the year ended December 31, 2024, an increase of 248.4 thousand MWh or 20% compared to the prior year period. The increase in production is primarily due to additional assets being placed in operation during and subsequent to the year ended December 31, 2023.
The Company’s operating wind fleet includes 16 operating assets comprising 393 MW of capacity as of December 31, 2024, an increase of four MW of capacity compared to the prior year period. Total production was 1.2 million MWh for the year ended December 31, 2024, an increase of 258.2 thousand MWh or 26% compared to the prior year period. The increase in production is primarily due to the Company’s three completed wind repower projects from 2023, where the then existing wind assets were retrofitted, resulting in more efficient wind turbines thus increasing production.
The table below provides summary statistics on the IPP fleet for the years ended December 31, 2024 and 2023:

Portfolio Metrics	December 31, 2024	December 31, 2023	Change	Change as %
Power production capacity of operating fleet at end of period	1.6 GW	1.5 GW	0.1 GW	8%
Power-generating capacity of pre-operational fleet at end of period	1.5 GW	1.8 GW	(0.3) GW	(16)%
YTD total energy produced at end of period (MWh)	2,753,949	2,292,299	461,650	20%

The Company produced over 2.8 million MWh of total power during the year ended December 31, 2024, marking a year-over-year increase of 20% due to increased production primarily from the Company’s three completed wind repower projects as well as additional solar assets being placed into operation. This increase was partially offset by a decrease in biomass production due to the absence of a full year of biomass production contributed by EVCE in 2023 which filed for bankruptcy in April 2024. Refer to Part II — Item 8 — Note 3. Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more details related to EVCE’s bankruptcy.
The following table presents the Company’s operating fleet production by asset type for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
MWh by Technology	2024	2023	% Change
Solar	1,504,580	1,256,183	20%
Wind	1,236,431	978,236	26%
Biomass	12,938	57,880	(78)%
Total	2,753,949	2,292,299	20%
Other Revenue - IPP
Other revenue from the IPP segment was $6.1 million for the year ended December 31, 2024, a decrease of $2.3 million, or 27.9%, compared to the same period for 2023. The decrease in Other revenue within the period is primarily related to a reduction in interest income from notes receivable held by the Company primarily due to the payoff of certain notes receivable in 2024.
Contract Amortization, Net - IPP
Contract amortization, net from the IPP segment was $14.3 million for the year ended December 31, 2024, an increase of $6.2 million, or 77.4%, compared to the same period for 2023. The increase in Contract amortization, net is primarily due to absence of higher amortization credits in 2024 that were recorded in 2023 due to write offs of certain out-of-market contracts.
Direct Operating Costs - IPP

	For the years ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Operations and maintenance	$62,343	$44,360	$17,983	40.5%
Property taxes, insurance and site lease	33,006	27,282	5,724	21.0%
Salaries and benefits, professional fees and other	12,632	20,269	(7,637)	(37.7)%
Direct operating costs - IPP	$107,981	$91,911	$16,070	17.5%
Direct operating costs from the IPP segment were $108.0 million for the year ended December 31, 2024, an increase of $16.1 million, or 17.5%, compared to the same period for 2023. The increase in Direct operating costs within the period is primarily related to increased operating costs from additional assets being placed into operation during and subsequent to December 31, 2023, a settlement agreement with a third-party vendor resulting in forfeiture of advance deposits of $16.0 million due to the termination of the existing purchase contract in order to acquire the solar panels needed for our development and construction pipeline from a different vendor with significantly better economic proposition due to reduced expected cash outlays, and an increase of $3.1 million in lease expense due to the acquisition of the Cider assets in 2024. This was partially offset by lower direct operating costs for salaries and benefits, professional fees and other, which was primarily driven by lower professional fees, lower miscellaneous expense such as bad debt expense and lower operating costs related to EVCE due to bankruptcy filed in early 2024, as well as a gain from insurance proceeds from a damaged power transformer in the year ended December 31, 2024. Refer to Part II — Item 8 — Note 3. Acquisitions and Divestitures and Note 8. Property, Plant and Equipment in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information on the acquisition of the Cider assets, deconsolidation of EVCE and the gain from insurance proceeds, respectively.
General and administrative
General and administrative expense for the IPP segment was $15.2 million for the year ended December 31, 2024, an increase of $1.2 million, or 8.9%, compared to the same period for 2023. The increase in General and administrative expense is primarily related to an overall increase in salary and compensation related expenses for various functions providing support to the IPP segment.

Depreciation, amortization and accretion
Depreciation, amortization and accretion expense for the IPP segment was $73.8 million for the year ended December 31, 2024, a decrease of $42.7 million, or 36.7%, compared to the same period for 2023. The decrease was primarily related to additional accelerated depreciation of $51.9 million recorded in 2023 as the Company engaged in three wind repower projects in 2023 where the existing wind assets were taken offline while being retrofitted to be repowered. This decrease was partially offset by additional assets being depreciated as they were being placed into service during and subsequent to the year ended December 31, 2023.
Gain on deconsolidation, net
Gain on deconsolidation, net from the IPP segment was $5.6 million for the year ended December 31, 2024 which was due to EVCE filing for bankruptcy in 2024. As a result of the Bankruptcy Filing, EVCE was deconsolidated from the Company’s Consolidated Financial Statements as of April 17, 2024 and recorded a gain. Refer to Part II — Item 8 — Note 3. Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information.
Impairment of goodwill
Impairment of goodwill recorded for the IPP segment was $200.3 million for the year ended December 31, 2024. The Company completed the quantitative test to evaluate impairment of goodwill as of October 1, 2024. A discounted cash flow analysis (income approach) was utilized to determine the fair value of each reporting unit. Using the quantitative approach, the Company made various estimates and assumptions in determining the estimated fair value of each reporting unit. After the completion of the quantitative test, the Company fully impaired the goodwill and recognized an impairment of $221.3 million of which $200.3 million related to the IPP reporting unit. Refer to Part II — Item 8 — Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information.
Impairment of long-lived assets, net and project termination costs
Impairment of long-lived assets, net and project termination costs from the IPP segment was $38.0 million for the year ended December 31, 2024 a decrease of $21.3 million, compared to the same period for 2023. The Company recognized an impairment of long-lived assets due to a change in state regulations that affected six projects for the year ended December 31, 2024. The Company recorded an impairment of $12.9 million during the year ended December 31, 2024 related to two development-stage projects due to the notice of termination of the PPAs by the offtaker in 2024. This was as a result of events of default for failure to meet existing contractual milestones under the applicable PPA contracts. Additionally, the Company recorded $13.6 million in project termination fees for termination charges for the same two development-stage projects. During the fourth quarter of 2024, the Company recognized impairment of long-lived assets of $5.4 million related to solar modules that were determined to be not recoverable.
In 2023, the Company impaired the long-lived assets of a certain renewable energy asset and, as such, recorded a charge of $59.3 million, of which $7.3 million was associated with the plant and equipment asset for the year ended December 31, 2023, and the remainder was associated with the favorable PPA contract. Refer to Part II — Item 8 — Note 8. Property, Plant and Equipment and Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information.
Investment Management
Revenue
Revenue from the IM segment was $18.8 million for the year ended December 31, 2024, an increase of $5.3 million or 39.0%, compared to the same period for 2023. The increase in revenue within the period is primarily related to revenue earned from GREC II related to management and administrative fees as a result of the growth of assets under management at GREC II. Refer to Part II — Item 8 — Note 16. Related Parties in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information.
Direct operating costs – IM
Direct operating costs from the IM segment were $16.7 million for the year ended December 31, 2024, an increase of $3.0 million, or 22.1%, compared to the same period for 2023. The increase in Direct operating costs within the period is primarily related to an overall increase in salary and compensation related expenses in the IM segment. Direct operating costs primarily consisted of the salary and compensation related expenses for the employees who raise capital and then invest it in renewable energy projects for the managed funds. Such expenses include marketing, other investor relations and legal costs associated with the IM segment.

General and administrative
General and administrative expense for the IM segment was $8.0 million for the year ended December 31, 2024, an increase of $4.3 million, or 117.9%, compared to the same period for 2023. These expenses represent the indirect costs allocable to the IM segment and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions supporting such third-party funds. The increase in General and administrative expense is primarily related to an increase in salary and compensation related expenses for employees providing support to the IM segment as well as additional share-based compensation expense related to GDEV II incentive units. Refer to Part II — Item 8 — Note 19. Share-based Compensation in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information on GDEV II incentive fees.
Impairment of goodwill
Impairment of goodwill from the IM segment was $21.0 million for the year ended December 31, 2024. The Company completed the quantitative test to evaluate impairment of goodwill as of October 1, 2024. A discounted cash flow analysis (income approach) was utilized to determine the fair value of each reporting unit. Using the quantitative approach, the Company made various estimates and assumptions in determining the estimated fair value of each reporting unit. Management judgment was involved in estimating these variables, and they included uncertainties associated with forecasting future events. After the completion of the quantitative test, the Company fully impaired the goodwill and recognized an impairment of $221.3 million of which $21.0 million related to goodwill in the IM reporting unit. Refer to Part II — Item 8 — Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information.
Impairment of long-lived assets, net and project termination costs
Impairment of long-lived assets, net and project termination costs from the IM segment was $50.4 million for the year ended December 31, 2024. During the fourth quarter of 2024, in conjunction with the quantitative test to evaluate impairment of goodwill described above, the Company also performed a quantitative test of the channel partner relationships and trademarks intangible assets and recognized an impairment in the IM reporting segment. After the completion of the quantitative test, the Company partially impaired the intangible assets and recognized an impairment of $50.4 million related to intangible assets in the IM reporting segment. The IM reporting segment recorded no impairment of long-lived assets in 2023. Refer to Part II — Item 8 — Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information.
Corporate
General and administrative
General and administrative expense for Corporate was $29.3 million for the year ended December 31, 2024, a decrease of $13.6 million, or 31.8%, compared to the same period for 2023. The decrease in General and administrative expense primarily related to reversed stock compensation expense of $10.6 million associated with the related EO Awards. This reversal was in conjunction with the decrease in fair value of the Company’s contingent consideration liability related to the Earnout Shares since the Company does not expect the remaining Earnout Shares to become participating. Refer to Part II — Item 8 — Note 19. Share-based Compensation in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information.
Change in fair value of contingent consideration
Change in fair value of contingent consideration for corporate was a favorable change of $39.3 million for the year ended December 31, 2024, compared to $0.6 million for the same period for 2023. This increase is driven by a reduction in the Company’s contingent consideration liability related to the Earnout Shares as the Company does not expect the remaining Earnout Shares to become participating. Refer to Part II — Item 8 — Note 18. Equity in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information.
Non-operating income and expense
Interest expense, net
Interest expense, net was $7.6 million for the year ended December 31, 2024, compared to $20.3 million for the same period for 2023. The decrease is primarily driven by an increase in the favorable changes in fair value of our interest rate swaps, offset by an increase in interest expense related to our sale-leaseback financings entered into during and subsequent to December 31, 2023. Refer to Part II — Item 8 – Note 11. Debt and Note 12. Derivative Instruments in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information.

Change in fair value of investments, net
Change in fair value of investments, net was a loss of $14.7 million for the year ended December 31, 2024, compared to a gain of $0.9 million in the same period for 2023. The change is primarily driven by the decrease in fair value of the Company’s investments, primarily due to a decrease in fair value of the Company’s investment in Aurora Solar of $12.6 million as a result of decreased forecasted capacity revenue as well as decreases in the fair value of its investments in OYA and GDEV I, partially offset by an increase in fair value of the Company’s GDEV II investment. Refer to Part II — Item 8 – Note 6. Fair Value Measurements and Investments in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information.
Income from sale-leaseback transfer of tax benefits
The Company recorded Income from sale-leaseback transfer of tax benefits of $22.8 million for the year ended December 31, 2024. The income is primarily driven by the recognition of deferred income from the transfer of tax credits related to two of the Company’s sale leaseback financings. The Company will recognize deferred income over the first five anniversary dates of each sale leaseback transaction, corresponding to the five-year recapture period. Since the Company first entered into these transactions in 2023, there was no such income recorded in the prior year period. Refer to Part II — Item 8 – Note 2. Significant Accounting Policies and Note 11. Debt in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information.
Benefit (expense) from income taxes
Benefit (expense) from income taxes was a benefit of $19.4 million for the year ended December 31, 2024, compared to $21.5 million for the same period for 2023, driven by a decrease in taxable loss.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was $63.6 million for the year ended December 31, 2024 compared to $96.1 million for the same period for 2023. The decrease is primarily related to a decrease in the allocation of nonrecurring tax benefits generated at certain tax equity partnerships to the respective tax equity partners.

Year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022
The following table presents the Company’s consolidated results of operations for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022:

(dollars in thousands)	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Revenue
Energy revenue	$159,301	$101,596
Investment Management revenue	13,490	1,919
Other revenue	8,434	7,506
Contract amortization, net	(8,060)	(10,529)
Total net revenue	$173,165	$100,492

Operating expenses
Direct operating costs	105,586	55,889
General and administrative	60,617	43,342
Change in fair value of contingent consideration	(603)	2,100
Depreciation, amortization and accretion	125,743	39,149
Impairment of long-lived assets, net and project termination costs	59,294	—
Total operating expenses	350,637	140,480

Operating loss	(177,472)	(39,988)

Interest expense, net	(20,328)	(17,460)
Change in fair value of investments, net	932	398
Other expense, net	(267)	(108)

Loss before income taxes	(197,135)	(57,158)
Benefit (expense) from income taxes	21,548	(3,005)
Net loss	$(175,587)	$(60,163)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(96,116)	(59,439)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(79,471)	$(724)

A discussion of the results of operations for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022:

(dollars in thousands)	For the year ended December 31, 2023				For the period from May 19, 2022 through December 31, 2022
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$159,301	$—	$—	$159,301	$101,596	$—	$—	$101,596
Investment Management revenue	—	13,490	—	13,490	—	1,919	—	1,919
Other revenue	8,434	—	—	8,434	7,506	—	—	7,506
Operating revenue	$167,735	$13,490	$—	$181,225	$109,102	$1,919	$—	$111,021
Contract amortization, net	(8,060)	—	—	(8,060)	(10,529)	—	—	(10,529)
Total net revenue	$159,675	$13,490	$—	$173,165	$98,573	$1,919	$—	$100,492

Operating expenses
Direct operating costs	$91,911	$13,675	$—	$105,586	$48,714	$7,175	$—	$55,889
General and administrative	13,992	3,680	42,945	60,617	6,769	3,224	33,349	43,342
Change in fair value of contingent consideration	—	—	(603)	(603)	—	—	2,100	2,100
Depreciation, amortization and accretion	116,506	9,237	—	125,743	32,464	6,685	—	39,149
Impairment of long-lived assets, net and project termination costs	59,294	—	—	59,294	—	—	—	—
Total operating expenses	$281,703	$26,592	$42,342	$350,637	$87,947	$17,084	$35,449	$140,480

Operating loss	$(122,028)	$(13,102)	$(42,342)	$(177,472)	$10,626	$(15,165)	$(35,449)	$(39,988)
Operating loss margin(1)	(76)%	(97)%	N/A	(102)%	11%	NM	N/A	(40)%

Segment adjusted EBITDA	$62,180	$(2,674)	$(27,754)	$31,752	$53,627	$(8,480)	$(18,767)	$26,380
Segment adjusted EBITDA margin(2)	37%	(20)%	N/A	18%	49%	NM	N/A	24%
(1)Operating loss margin is calculated by dividing operating loss by total net revenue.
(2)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Operating revenue.
(3)See later in this Item 2 for a reconciliation of total Segment Adjusted EBITDA to Net loss. See also Part II — Item 8 – Note 21. Segment Reporting in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information regarding our segment determination.

Reconciliation of Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

(in thousands)	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$62,180	$53,627
IM Adjusted EBITDA	(2,674)	(8,480)
Total Segment Adjusted EBITDA	$59,506	$45,147

Reconciliation:
Total Segment Adjusted EBITDA	$59,506	$45,147
Unallocated corporate expenses	(27,754)	(18,767)
Total Adjusted EBITDA	$31,752	$26,380

Less:
Share-based compensation expense	11,248	6,903
Change in fair value of contingent consideration	(603)	2,100
Non-recurring professional services and legal fees	3,388	7,593
Non-recurring salaries and personnel related expenses	1,250	—
Depreciation, amortization and accretion(1)	134,647	49,772
Impairment of long-lived assets, net and project termination costs	59,294	—
Operating loss	$(177,472)	$(39,988)

Interest expense, net	(20,328)	(17,460)
Change in fair value of investments, net	932	398
Other expense, net	(267)	(108)
Loss before income taxes	$(197,135)	$(57,158)

Benefit from income taxes	21,548	(3,005)
Net loss	$(175,587)	$(60,163)

Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(96,116)	(59,439)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(79,471)	$(724)
(1)Includes contract amortization, net in the amount of $8.1 million and $10.5 million for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, respectively, which is included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
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
The Company’s operating solar fleet as of December 31, 2023 includes 324 operating assets comprising 1,124 MW of capacity, an increase of 39 operating assets and 289 MW capacity compared to the prior year end. In addition, total production was 1,256,183 MWh for the year ended December 31, 2023, an increase of 189,069 MWh compared to the prior year end. The increase is primarily due to under-construction projects entering commercial operation.
The Company’s operating wind fleet includes 16 operating assets comprising 389 MW of capacity, which is the same number of assets and an increase of 2.9 MW of capacity compared to the prior year end. In addition, total production was 978,236 MWh for the year ended December 31, 2023, a decrease of 220,000 MWh compared to the prior year end. This decrease in total production was primarily due to the Company engaging in three wind repower projects where the existing assets will be retrofit with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase production.
The power production capacity of the Company’s operating fleet of renewable energy projects increased by 0.3 GW on a year-over-year basis as the Company acquired new operating projects and its under-construction projects entered commercial operation.
As illustrated below, this capacity growth enabled the Company’s fleet of clean energy projects to produce over 2.3 million MWh of total power during the year ended December 31, 2023, marking a year-over-year increase of 5%. The increased production is driven by the solar energy segment, which included more than 1.5 million MWh of solar energy, representing year-over-year growth of 40%.
The table below provides summary statistics on the IPP fleet for the years ended December 31, 2023 and 2022:

Portfolio Metrics	December 31, 2023	December 31, 2022	Change	Change as %
Power production capacity of operating fleet at end of period	1.5 GW	1.2 GW	0.3 GW	24%
Power-generating capacity of pre-operational fleet at end of period	1.8 GW	1.9 GW	(0.1) GW	(7)%
Total power-generating capacity of fleet at end of period	3.3 GW	3.1 GW	0.2 GW	5%
YTD total energy produced at end of period (MWh)	2,292,299	2,183,786	108,513	5%
Total number of fleet assets at end of period	435	456	(21)	(5)%

The following table presents the Company’s production by asset type for the years ended December 31, 2023 and 2022:

MWh by Technology	Year ended December 31, 2023	Year ended December 31, 2022	YoY change for the year ended December 31
Solar	1,256,183	895,165	40%
Wind	978,236	1,198,236	(18)%
Biomass	57,880	90,385	(36)%
Total	2,292,299	2,183,786	5%
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
Direct operating costs for the IPP segment was $91.9 million and $48.7 million for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, respectively. This includes $71.6 million and $38.9 million of direct costs incurred at the project level as well as $20.3 million and $9.8 million of salary and compensation related expenses as well as professional and other costs directly attributable to the revenue-generating activities of IPP for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022, respectively.
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

Impairment of long-lived assets
Impairment of long-lived assets expense from the IPP segment was $59.3 million for the year ended December 31, 2023. As discussed in Part II — Item 8 — Note 8. Property, Plant and Equipment in the Notes to the Consolidated Financial Statements (Non-Investment Basis), the Company determined that there was an impairment of an intangible asset contract, and as such, recorded a charge of $59.3 million associated with a certain renewable energy asset, of which $7.3 million was associated with the plant and equipment asset, and the remainder of which was associated with the favorable PPA contract. The Company did not record any impairment for the period from May 19, 2022 through December 31, 2022.
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

Non-operating income and expense
During the year ended December 31, 2023, the Company recorded $40.5 million of net interest expense which primarily consists of interest expense associated with outstanding debt. Refer to Liquidity and Capital Resources below for additional discussion. The Company recorded a net unrealized gain of $0.9 million on investments driven by the Company’s investments in Aurora Solar and GDEV I, offset by an unrealized loss on the Company’s investment in OYA. Additionally, the Company recorded an unrealized gain on interest rate swaps of $17.8 million related to designated and non-designated interest rate swaps. The impact of other non-operating income and expense for the year ended December 31, 2023 was not material.
During the period from May 19, 2022 through December 31, 2022, the Company recorded $15.9 million of interest expense associated with outstanding debt. Refer to Liquidity and Capital Resources below for additional discussion. Additionally, the Company recorded a realized loss on interest rate swaps of $1.3 million. The impact of other non-operating income and expense for the period from May 19, 2022 through December 31, 2022 was not material.
Non-GAAP Financial Measures
This Annual Report includes certain non-GAAP financial measures that are not prepared in accordance with U.S. GAAP and that may be different from non-GAAP financial measures used by other companies. The Company believes EBITDA, Adjusted EBITDA and Funds from Operations (“FFO”) are useful to investors in evaluating the Company’s financial performance. Each of these measures should not be considered in isolation from or as superior to or as a substitute for other financial measures determined in accordance with U.S. GAAP, such as net income (loss) or operating income (loss). The Company uses these measures internally to establish forecasts, budgets and operational goals to manage and monitor its business, as well as evaluate its underlying historical performance and to measure incentive compensation, as we believe that these non-GAAP financial measures depict the true performance of the business by encompassing only relevant and controllable events, enabling the Company to evaluate and plan more effectively for the future. In addition, the Company’s debt agreements contain covenants that use a variation of these measures for purposes of determining debt covenant compliance. The Company believes that investors should have access to the same set of tools that its management uses in analyzing operating results. EBITDA, Adjusted EBITDA and FFO should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from EBITDA, Adjusted EBITDA and FFO are significant components in understanding and assessing the Company’s financial performance. Accordingly, these key business metrics have limitations as an analytical tool. They should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity and may be different from similarly titled non-GAAP measures used by other companies. The presentations of EBITDA, Adjusted EBITDA and FFO should not be construed as an inference that the future results of the Company will be unaffected by unusual or nonrecurring items.
Adjusted EBITDA and FFO
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that the Company uses as a performance measure as well as for internal planning purposes. We believe that Adjusted EBITDA is useful to management and investors in providing a measure of core financial performance adjusted to allow for comparisons of results of operations across reporting periods on a consistent basis as it includes adjustments relating to items that are not indicative of the ongoing operating performance of the business.
The Company defines Adjusted EBITDA as net income (loss) before: (i) interest expense; (ii) income taxes; (iii) depreciation expense; (iv) amortization expense (including contract amortization); (v) accretion; (vi) impairment of long-lived assets; (vii) amounts attributable to our redeemable and non-redeemable noncontrolling interests; (viii) unrealized gains and losses on financial instruments; (ix) gains and losses for asset dispositions; (x) other income (loss); and (xi) foreign currency gain (loss). Additionally, the Company further adjusts for the following items described below:
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

•Beginning 2024, start-up costs associated with new investment strategies are excluded from Adjusted EBITDA. The Company evaluates new investment strategies on a regular basis and excludes start-up cost from Adjusted EBITDA until such time as a new strategy is determined to form part of the Company’s core investment management business.
•Beginning 2024, placement fees, including internal sales commissions, related to fundraising efforts based on the capital raised, are excluded from Adjusted EBITDA. By excluding these fundraising-related fees from Adjusted EBITDA, we focus on core operational performance, separate from capital raising efforts, which might vary significantly from period to period.
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
FFO is calculated using Adjusted EBITDA less the impact of interest expense (excluding the non-cash component) and distributions to Tax Equity Investors under the financing facilities associated with our IPP segment. The Company excludes these distributions as these are not recorded within Adjusted EBITDA and is therefore not a component of our earnings from operations.
The Company believes that the analysis and presentation of FFO will enhance our investors’ understanding of the ongoing performance of our operating business. The Company considers FFO, in addition to other GAAP and non-GAAP measures, in assessing operating performance and as a proxy for growth in distribution coverage over the long-term.
Adjusted EBITDA and FFO should not be considered in isolation from or as a superior to or as a substitute for net income (loss), operating income (loss) or any other measure of financial performance calculated in accordance with U.S. GAAP.

The following table reconciles Net loss attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and FFO:

(in thousands)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(242,300)	$(79,471)	$(724)
Add back or deduct the following:
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(63,609)	(96,116)	(59,439)
Benefit (expense) from income taxes	(19,378)	(21,548)	3,005
Interest expense, net	7,612	20,328	17,460
Depreciation, amortization and accretion(1)	97,056	134,647	49,772
EBITDA	$(220,619)	$(42,160)	$10,074
Share-based compensation expense	378	11,248	6,903
Change in fair value of contingent consideration	(39,348)	(603)	2,100
Change in fair value of investments, net	14,701	(932)	(398)
Income from sale-leaseback transfer of tax benefits	(22,764)	—	—
Other income (expense), net	(2,436)	267	108
Gain on deconsolidation, net	(5,622)	—	—
Loss on asset disposition	12,932	—	—
Impairment of goodwill	221,314	—	—
Impairment of long-lived assets, net and project termination costs	88,410	59,294	—
Non-recurring professional services and legal fees	8,654	3,388	7,593
Non-recurring salaries and personnel related expenses(2)	4,150	1,250	—
Adjusted EBITDA	$59,750	$31,752	$26,380
Cash portion of interest expense	(30,217)	(27,473)	(11,783)
Distributions to tax equity investors	(18,848)	(15,748)	(11,363)
FFO	$10,685	$(11,469)	$3,234
(1)Includes contract amortization, net in the amount of $14.3 million, $8.1 million, and $10.5 million for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
(2)Non-recurring salaries and personnel related expenses for 2024 include start-up costs which primarily include salaries and personnel related expenses of incremental employees hired in advance to launch new investment strategy initiatives. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our new funds. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs as incurred. Non-recurring salaries and personnel related expenses for 2024 also include placement fees, including internal sales commission.

Adjusted EBITDA for the year ended December 31, 2024 has not been adjusted for the charges of $16.6 million incurred as part of a settlement agreement with a third-party vendor due to the termination of the existing purchase contract in order to acquire the solar panels needed for our development and construction pipeline from a different vendor with significantly better economic proposition due to reduced expected cash outlays. Refer to Part II — Item 8 – Note 8. Property, Plant and Equipment in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further discussion.

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
Revenues
As the majority of our assets consist of equity investments in entities established to own and operate our renewable energy projects, the majority of the revenue we generated prior to the Acquisition is in the form of dividend income. Dividend income is not equivalent to the gross revenue produced at the project level, as included in the Non-Investment Basis, but is instead the amount of free cash that was distributed from the project entities to the LLC after paying for all project-level expenses, remitting principal payments not funded by the LLC, and complying with any specific project-level debt and tax equity covenant, less any expenses incurred by the LLC or GREC for services provided by Greenbacker Administration directly relating to the ongoing operations of the project companies. Thus, the presentation of investment income in the Consolidated Financial Statements prepared in accordance with ASC 946 is not equivalent to revenue under the Non-Investment Basis. The other component of the revenue was interest income earned on the LLC's various debt investments. Dividend income for the period from January 1, 2022 through May 18, 2022 totaled $12.5 million, while interest income earned on cash, cash equivalents, and secured loans amounted to $1.3 million.
Expenses
For the period from January 1, 2022 through May 18, 2022, we incurred $23.0 million in operating expenses.
Effective July 1, 2021, the base management fee payable to GCM was calculated at a monthly rate of 0.17% (2.00% annually) of the net assets until the net assets exceeded $800.0 million with the base management fee monthly rate decreasing to 0.15% (1.75% annually) for net assets between $800.0 million to $1.5 billion and to 0.13% (1.50% annually) for net assets greater than $1.5 billion. For the period from January 1, 2022 through May 18, 2022, we incurred $10.7 million in management fees resulting from the increase in net assets most notably in 2021 due to a significant increase in capital raised. Following the completion of the Acquisition and the termination of the Advisory Agreement, the LLC no longer pays a management fee to GCM.

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
Dividend Coverage Ratio and Realized Gains - Investment Basis
An analysis of the LLC’s dividend coverage ratio for the period prior to Acquisition as indicated below was as follows:

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
Given the change in status to the Non-Investment Basis, the Company no longer reports Net investment income in the Consolidated Financial Statements. The Company utilizes metrics presented within the Consolidated Financial Statements as prepared under the U.S. GAAP Non-Investment Basis, as well as non-GAAP metrics, Adjusted EBITDA and FFO, in evaluating and reporting on the sources of funding for shareholder distributions.

Liquidity and Capital Resources
Overview
The Company’s primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations and borrowings under our existing financing sources and future debt and equity financing. The Company’s primary cash requirements include operating expenses, debt service payments (principal and interest), and capital expenditures (including property and equipment).
The Company’s short-term cash requirements consist primarily of funds necessary to pay for our operating expenses, including our general and administrative expenses as well as interest payments on our outstanding debt and to repurchase our common shares pursuant to our SRP in connection with the death, disability or determination of incompetence of a shareholder. We also have a pipeline of currently contracted and potential future development, construction and acquisition projects, all of which may require short-term funding.
The Company’s long-term liquidity needs consist primarily of funds necessary to repay debt and other financing obligations, and to acquire, construct and develop renewable energy and energy efficiency projects.
The Company’s primary sources of financing include corporate-level credit facilities or other secured and unsecured borrowings and the issuance of additional equity and debt securities as appropriate given market conditions. In addition, we expect to use other financing methods at the project level as necessary, including joint venture structures, construction loans, tax equity bridge loans, tax credit transfer bridge loans, property mortgages, letters of credit, sale and leaseback transactions, other lease transactions and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our assets. In addition, other sources of capital may include tax equity financings, sale of tax credits, governmental grant proceeds, and proceeds from sales of assets and capital repayments from investments. There can be no guarantee that financing will be available on acceptable terms or at all.
Tax Equity Investors, passive investors which could be financial institutions, insurance companies or corporations, contribute capital based on construction milestones in exchange for a share of the tax credits (and other tax benefits such as accelerated depreciation) and cash flows generated by a qualifying physical investment. Initially, the tax equity investor receives substantially all of the non-cash value attributable to the renewable energy systems and energy storage systems, which includes accelerated depreciation and Section 48(a) ITCs or Section 45(a) PTC; and generally between 10%-20% of the cash generated by the asset. These allocations then flip once certain time or yield-based milestones are met. Time-based flips occur on a set date after a five-year recapture period while yield-based flips occur after the tax equity investor achieves a specified return typically on an after-tax basis which may last longer than expected if the portfolio company’s energy projects perform below our expectations. After the flip occurs, we receive substantially all of the remaining cash and tax allocations.
As of December 31, 2024 and 2023, the Company had $120.1 million and $96.9 million, respectively, in Cash and cash equivalents and $38.4 million and $85.2 million, respectively, in Restricted cash, current. In the short-term, we anticipate continuing to: (1) increase our draw on current financing facilities, and (2) enter into new financing arrangements.
We remain focused on maintaining liquidity and financial flexibility and continue to monitor the capital and credit markets and the Company’s ability to finance the needs of its operating, financing and investment activity within the dictates of prudent balance sheet management.
The Company suspended the payment of shareholder distributions effective immediately following the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP. We also suspended our SRP effective September 23, 2023 (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder), and as a result, we expect to be able to devote a greater amount of our liquidity and capital resources to executing our broader business strategy.
If we are unable to expand our sources of financing, fully utilize our available cash or otherwise meet the required terms and financial covenants associated with our financing arrangements, it may have an adverse effect on our ability to fund and continue our operations. Our liquidity plans are also subject to a number of risks and uncertainties, including those described under the section titled Part I — Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Debt Outstanding
We supplement our equity capital through the use of prudent levels of borrowings both at the corporate level and the project level. The Fifth Operating Agreement does not impose limitations on the amount of borrowings we may employ either at the corporate level or the project level.

As of December 31, 2024 and 2023, the Company had $1.1 billion and $1.1 billion, respectively, in outstanding debt. The Company has $149.1 million of capacity available to draw on its existing debt facilities as of December 31, 2024. The weighted average interest rate, including associated swap agreements and deferred financing costs on total debt outstanding, reduced by the amount of interest capitalized, was 3.58% as of December 31, 2024. See Part II — Item 8 – Note 11. Debt in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information. As of December 31, 2024, the Company’s net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facilities. As of December 31, 2024, the Company was in compliance with the debt service coverage ratio as defined in the various credit agreements.
Changes in Cash Flows
The following table shows cash flows from operating, investing and financing activities for the Company for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$67,475	$62,401
Net cash used in investing activities	(210,601)	(323,179)
Net cash provided by financing activities	117,039	257,755
Net decrease in Cash, cash equivalents and Restricted cash	(26,087)	(3,023)
Operating Activities
Net cash provided by operating activities was $67.5 million for the year ended December 31, 2024, an increase of $5.1 million, compared to the same period for 2023. Excluding the impact of non-cash items, the net cash provided by operating activities was primarily due to a decrease in working capital of $70.2 million, primarily driven by the receipt of $55.2 million related to the partial and full termination of certain interest rate swaps, an increase in accounts payable and accrued expenses, and a decrease in other current and noncurrent assets, partially offset by an increase in accounts receivable.
Investing Activities
Net cash used in investing activities was $210.6 million for the year ended December 31, 2024, a decrease in cash used of $112.6 million, compared to the same period for 2023. The decrease in net cash used in investing activities is primarily due to a reduction in payments made for ongoing construction projects of $72.8 million related to our solar and wind fleet as pre-operating projects reached COD, an increase of $36.6 million related to receipt of cash proceeds from the sale of Illinois Winds LLC, and an increase in receipts from notes receivable of $15.5 million. This was partially offset by additional loans made to Cider and OYA of $19.7 million.
Financing Activities
Net cash provided by financing activities was $117.0 million for the year ended December 31, 2024, a decrease of $140.7 million, compared to the same period for 2023. The decrease in net cash provided by financing activities is primarily due to a decrease in cash proceeds from sale-leaseback transactions of $129.5 million as the Company received $241.0 million of cash proceeds in fiscal 2024 compared to $111.5 million in fiscal 2023 related to the sale-leaseback financing arrangement. The Company also made payments of $87.1 million in fiscal 2024 related to the sale-leaseback financing arrangement and nil in fiscal 2023. Additionally, the decrease in net cash provided by financing activities is due to lesser contributions from noncontrolling interests of $34.7 million, additional payments of $23.3 million for loan origination costs and lesser proceeds on borrowings of $21.0 million. This was partially offset by a decrease in cash paid for repurchases of common shares and shareholder distributions and repurchases of $76.3 million and $50.4 million, respectively, due to the suspension of the Company’s SRP and DRP. Additionally, the Company had a decrease in cash repaid of $31.6 million on borrowings for the year ended December 31, 2024, compared to the prior year period.
The following table shows cash flows from operating activities, investing activities and financing activities for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022:

(in thousands)	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Net cash provided by operating activities	$62,401	$11,695
Net cash used in investing activities	(323,179)	(468,098)
Net cash provided by financing activities	257,755	441,652
Net decrease in cash, cash equivalents and restricted cash	(3,023)	(14,751)

Operating Activities
Net cash provided by operating activities was $62.4 million for the year ended December 31, 2023. The net loss for the year ended December 31, 2023, excluding the impact of non-cash items, resulted in a source of cash inflow of $4.7 million, which was attributable to operating results from the Company’s IPP and IM segments and the costs attributable to the Company’s corporate functions. The Company’s operating activities included a decrease in net working capital of $57.7 million primarily driven by the termination of interest rate swaps as well as increased accounts payable and accrued expenses offset by increased other current and noncurrent assets and accounts receivable.
Net cash provided by operating activities was $11.7 million for the period from May 19, 2022 through December 31, 2022. The net loss for the period from May 19, 2022 through December 31, 2022, excluding the impact of non-cash items, resulted in a source of cash inflow of $8.4 million, which was attributable to operating results from the Company’s IPP segment offset by operating losses on the IM segment and costs attributable to the Company’s corporate functions. The Company’s operating activities included an increase in net working capital of $3.3 million primarily driven by the timing of collections on accounts receivable and changes to accounts payable and accrued expenses.
Investing Activities
Net cash used in investing activities was $323.2 million for the year ended December 31, 2023. Cash outflows were driven by $360.7 million of purchases of property, plant and equipment and related primarily to payments made on ongoing construction projects within our solar and wind fleet, for remaining purchase price liabilities on existing projects and new acquisitions within the IPP segment. Additional cash outflows consisted of $5.3 million related to the purchase of new investments. This was offset by $30.7 million received in principal repayments of notes receivable, primarily from OYA in the first quarter then Cider and Shepherds Run in the fourth quarter, as well as $8.1 million for deposits returned for property, plant and equipment.
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

Changes in Cash Flows - Investment Basis
The following table shows cash flows from operating activities and financing activities for the period from January 1, 2022 through May 18, 2022 for the LLC:

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
Contractual Obligations
The Company has a variety of contractual obligations and commitments, both short-term and long-term in nature. The following table summarizes the Company’s contractual obligations related to debt and leases. Refer to Part II — Item 8 — Note 11. Debt and Note 10. Leases in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information.

	By Remaining Maturity at December 31,
	2024
	Under			Over
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Long-term debt	$95,167	$496,465	$462,853	$56,371	$1,110,856
Operating leases	13,486	27,339	27,840	456,831	525,496
Total	$108,653	$523,804	$490,693	$513,202	$1,636,352
The Company has additional commitments and guarantees including letters of credit, pledges of collateral and unsecured guarantees of loans to subsidiaries, investments-to-be-constructed assets and membership interest purchase commitments, PPAs, REC commitments and pledges of parent company guarantees. Refer to Part II — Item 8 — Note 5. Variable Interest Entities and Note 15. Commitments and Contingencies in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for more information.
Distributions
Subject to the Board of Directors’ review and approval and applicable legal restrictions, the Company may authorize and declare distributions on a quarterly basis and pay distributions on a monthly basis. When and if authorized and declared, each shareholder’s specific distribution amount is calculated for the period using record and declaration dates, and each member’s distributions begin to accrue on the date each member’s subscription for shares is accepted. From time to time, we may pay interim special distributions in the form of cash or shares, with the approval of our Board of Directors.
If authorized and declared, distributions will be made on all classes of our shares at the same time. The cash distributions with respect to the Class C, P-S and P-T shares are lower than the cash distributions with respect to Class A, I, P-A, P-I and P-D shares because of the distribution fee relating to Class C, P-S and P-T shares, which will be allocated as a class-specific charge. Amounts distributed to each class will be allocated among the holders of our shares in such class in proportion to their shares.

The Company suspended the payment of shareholder distributions effective immediately following the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional share.
Cash distributions prior to the suspension of the distribution payment for the year ended December 31, 2024 were funded from cash on hand and other external financing sources.
Share Repurchase Program
Pursuant to the SRP, the Company conducted quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the Company at a price equal to the current MSV for that class of shares.
The SRP included numerous restrictions that limited a shareholder’s ability to sell shares. At the sole discretion of the Board of Directors, the Company may use cash on hand (including the proceeds from the issuance of new shares), cash available from borrowings or other external financing sources and cash from liquidation of investments to repurchase shares.
A shareholders’ right to purchase is subject to the availability of funds and the other provisions of the SRP. Additionally, a shareholder must hold his or her shares for a minimum of one year before he or she can participate in the SRP, subject to any of the following special circumstances: (i) the written request of the estate, heir or beneficiary or a deceased shareholder; (ii) a qualifying disability of the shareholder for a non-temporary period of time, provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; (iii) a determination of incompetence of the shareholder by a state or federal court located in the U.S.; or (iv) as determined by the Board of Directors, in their discretion, to be in the interests of the Company. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.
The quarterly share repurchases limits for the SRP are set forth below:

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
Off-Balance Sheet Arrangements
In the ordinary course of business, the Company engages in financial transactions that are not presented on our Consolidated Balance Sheets or may be recorded on our Consolidated Balance Sheets in amounts that are different from the full contract or notional amount of the transaction. The Company’s off-balance sheet arrangements consist primarily of unfunded loan commitments and guarantees to the Tax Equity Investors, which may affect our liquidity and funding requirements based on the likelihood that borrowers will advance funds under the loan commitments, or we will be required to perform under the guarantee obligations. Refer to Part II — Item 8 — Note 5. Variable Interest Entities, Note 15. Commitments and Contingencies and Note 17. Noncontrolling Interests and Redeemable Noncontrolling Interests in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further details.

Critical Accounting Estimates
The Company’s discussion and analysis of its financial condition and results of operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the Consolidated Financial Statements and accompanying notes. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company bases its estimates on historical experience, current business factors, future expectations and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. On an ongoing basis, the Company evaluates these estimates, utilizing historic experience, consultation with experts and other methods the Company considers reasonable. Actual results may differ substantially from the Company’s estimates. Any effects on the Company’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the information that gives rise to the revision becomes known. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s critical accounting policies include income taxes and valuation allowance for deferred tax assets, stock-based compensation expense, accounting utilizing HLBV, acquisition accounting and determining the fair value of financial instruments, and the impairment assessment of long-lived assets, goodwill and other intangibles.
For a complete description of the Company’s significant accounting policies, see Part II — Item 8 — Note 2. Significant Accounting Policies in the Notes to the Consolidated Financial Statements (Non-Investment Basis). The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:
Non-Investment Basis
Basis of Presentation
As a result of the Acquisition, the Company discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively in accordance with other U.S. GAAP topics, or Non-Investment Basis, as of the date of the change in status, or May 19, 2022.
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

Goodwill
Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration, over the assigned fair values of the identifiable net assets acquired. Goodwill is not amortized and is tested for impairment at least on an annual basis, on October 1 of each year, or more frequently if facts or circumstances indicate that the goodwill might be impaired. In assessing goodwill for impairment, the Company may elect to use a qualitative assessment to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the Company determines it is not more likely than not that the fair value of goodwill is less than its carrying amount, the Company will not be required to perform any additional tests in assessing goodwill for impairment. If the Company concludes otherwise, or elects not to perform the qualitative assessment, then the Company will be required to perform the quantitative impairment test. If the estimated fair value of the reporting unit is less than its carrying value, the Company performs additional quantitative analysis to determine if the reporting unit’s goodwill has been impaired and an impairment charge is recognized for the differential.
The Company completed the quantitative test to evaluate impairment of goodwill as of October 1, 2024 and after the completion of the quantitative test, the Company fully impaired goodwill in the IPP reporting and IM reporting units. Refer to Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further detail.
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
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects reaching milestones as specified in the acquisition agreements. As of December 31, 2024 and 2023, the Company has recorded a liability of $15.3 million and $16.5 million, respectively, within Contingent consideration, current on the Consolidated Balance Sheets related to these agreements.

Income Taxes
The Company intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the Company will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the Company does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation, and the Company would become taxable as a corporation for U.S. federal income tax purposes under the Internal Revenue Code and would be required to pay income tax at corporate rates on its net taxable income. To the extent of the Company’s earnings and profits, the payment of the distributions would not be deductible by the Company, and distributions to members from the Company would constitute dividend income taxable to such members.
The Company conducts substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to federal, state, provincial, local and foreign income taxes based on income. Accordingly, most of its operations are subject to federal, state, provincial, local and foreign income taxes in the jurisdictions in which it operates.
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
PTCs are recognized as wind energy from qualified projects is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. The tax benefits of PTCs are recognized as reductions to current income tax expense, unless limited by tax law, in which instance they are deferred tax assets with a carry forward period of 22 years. The Company recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service.
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
Impairment of Long-Lived Assets
In accordance with ASC Topic 360, Property, Plant, and Equipment, long-lived assets and intangible assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and is charged to earnings. Assets to be disposed are reported at the lower of the carrying amount or fair value less the costs to sell.
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

GCM established procedures to estimate the fair value of its investments that the LLC’s Board of Directors reviewed and approved. To the extent that such market data was available, the LLC used observable market data to estimate the fair value of investments. In the absence of quoted market prices in active markets or quoted market prices for similar assets in markets that were not active, the LLC used the valuation methodologies described below with unobservable data based on the best available information in the circumstances. These methodologies incorporated the LLC’s assumptions about the factors that a market participant would use to value the asset.
The LLC considered investments in money market funds to be short-term investments. Short-term investments were stated at cost, which approximated fair value.
For investments for which quoted market prices was not available, which comprised most of our investment portfolio, fair value is estimated by using the cost, income or market approach. The income approach assumes that value is created by the expectation of future benefits, discounted by a risk premium, to calculate a current cash value. This estimate is the fair value (the amount an investor would be willing to pay to receive those future benefits). The market approach compares either recent comparable transactions to the investment or an offer to purchase an investment based upon a qualified bid (a signed term sheet and/or a signed purchase agreement). Adjustments to proposed prices were made to account for the probability of the deal closing, changes between proposed and executed terms, and any dissimilarity between the comparable transactions and their underlying investments. If multiple bids are qualified in the same valuation period, a blended market approach will be calculated.
GCM considered all owned assets that are fully construction-ready with no impediments to begin construction and where the costs to complete such projects were well understood for the income approach. The fair value of such eligible projects was determined based upon a discounted cash flow methodology. If the portfolio had any significant portion of value that remains subject to negotiation or contract or if other significant risks to complete the project exist, the investment may be held at cost, as an approximation of fair value. These valuation methodologies involve a significant degree of judgment by GCM.
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls was determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of an input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment.
Recently Issued Accounting Pronouncements
Refer to Part II — Item 8 — Note 2. Significant Accounting Policies in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for a discussion of recent accounting pronouncements and recently issued accounting pronouncements adopted and not yet adopted under the Non-Investment Basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with the Company’s power generation or with an existing or forecasted financial or commodity transaction. The types of market risks the Company is exposed to are commodity price risk, interest rate risk, liquidity risk, the credit quality of our counterparties and project companies, and changes in government incentives. We seek to manage these risks; however, there can be no assurance that our current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all their investment in the shares.
Commodity Price Risk
Acquisitions of renewable energy and energy efficiency projects and businesses expose us to volatility in the market prices of electricity. To stabilize our revenue, we generally enter into projects that have PPAs with local utilities and offtakers that ensure all or most of the electricity generated by each project will be purchased at the contracted price. In the event any electricity is not purchased by the offtaker or the energy produced exceeds the offtaker’s capacity, we generally sell that excess energy to the local utility or another suitable counterparty, which ensures revenue is generated for all electricity produced. We may be exposed to the risk that the offtaker will fail to perform under the PPA, with the result that we will sell our excess electricity at the market price, which could be either advantageous or disadvantageous, depending on the market price of electricity at that point in time.
The contractual status of our projects limits our exposure to volatility in the market prices of electricity caused by volatility in the market price of natural gas to our projects’ post-PPA periods, to situations where an offtaker is unable to fulfill their contractual obligation to buy the power the projects generate, or to situations where the projects generate energy in excess of that agreed upon in their PPAs and the excess power is sold to the market. In regard to the market price of other commodities, increases in the costs of raw materials used in the construction of our renewable energy assets could materially adversely affect the cost required to bring our projects to commercial operation. To mitigate this risk, we (i) when possible, share this risk with developers from whom we purchase in construction and pre-construction assets, and (ii) pursue large forward procurement strategies to secure equipment for our in-construction portfolio from large and creditworthy suppliers of equipment with fixed price contracts.
Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. The Company seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. In addition, we seek contracts with high-credit-quality counterparties. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results and the amount and timing of expected cash flows.
Changes in Market Interest Rates
In addition to other sources of financings, the Company uses variable rate debt to finance its operations which exposes to fluctuations in interest rates. The Company manages its exposures to interest rate fluctuations by entering into derivative instruments such as interest rate swaps. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. Refer to Part II — Item 8 — Note 12. Derivative Instruments in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further information with respect to the Company's derivative instruments. If all of the Company’s swaps had been discontinued on December 31, 2024, the counterparties would have owed the Company $112.3 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant. The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of December 31, 2024, as well as the effect of its interest rate swap agreements. As of December 31, 2024, a 1.0% change in interest rates would result in an approximately $73.0 million change in interest expense for the fiscal year 2024. As of December 31, 2024, the fair value of the Company’s debt approximate the carrying value of $1.1 billion.
On October 1, 2024, the Company voluntarily dedesignated all hedges within its portfolio. Refer to Part II — Item 8 — Note 12. Derivative Instruments in the Notes to the Consolidated Financial Statements (Non-Investment Basis) for further information.
Changes in Government Incentives
Retrospective changes in the levels of government incentives may have a negative impact on our current renewable energy projects. Prospective changes in the levels of government incentives, including RECs, ITCs and PTCs, may impact the relative attractiveness of future acquisitions in various renewable energy projects, which could make it difficult for the Company to find suitable acquisitions in the sector.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Financial Statements (Non-Investment Basis)

Report of Independent Registered Public Accounting Firm	73
Consolidated Balance Sheets as of December 31, 2024 and 2023	75
Consolidated Statements of Operations for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022	76
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022	77
Consolidated Statements of Equity for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022	78
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022	81
Notes to Consolidated Financial Statements	82

Schedule I - Condensed Financial Information of Registrant Parent Company

Condensed Balance Sheets (Parent Company only) as of December 31, 2024 and 2023	158
Condensed Statements of Operations (Parent Company only) for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022	159
Condensed Statements of Cash Flows (Parent Company only) for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022	160
Notes to Consolidated Financial Statements	161

Consolidated Financial Statements (Investment Basis)

Report of Independent Registered Public Accounting Firm	163
Consolidated Statement of Operations for the period from January 1, 2022 through May 18, 2022	165
Consolidated Statement of Changes in Net Assets for the period from January 1, 2022 through May 18, 2022	166
Consolidated Statement of Cash Flows for the period from January 1, 2022 through May 18, 2022	167
Notes to Consolidated Financial Statements	168

Report of Independent Registered Public Accounting Firm
To the Members and Board of Directors
Greenbacker Renewable Energy Company LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Greenbacker Renewable Energy Company LLC and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years ended December 31, 2024 and 2023, and for the period from May 19, 2022 through December 31, 2022, and the related notes and financial statement schedule I (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, and for the period from May 19, 2022 through December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of the newly formed tax equity partnership
As discussed in Notes 2, 5, and 17 of the consolidated financial statements, the Company participates in certain tax equity partnerships that qualify as variable interest entities (VIEs). For certain noncontrolling interests (NCI) when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, the Company applies the Hypothetical Liquidation at Book Value (HLBV) method of reporting. Under the HLBV method, the amounts of income and loss attributed to the NCI reflect the changes in the amounts the third parties would hypothetically receive at each balance sheet date based on the liquidation provisions of the respective partnership agreements. HLBV assumes that the proceeds available for distribution are equivalent to the unadjusted, stand-alone net assets of each respective partnership. Nonredeemable noncontrolling interests as of December 31, 2024, and net loss attributable to noncontrolling interests for the period ended December 31, 2024 were $115.0 million and $63.6 million, respectively.

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
Evaluation the impairment of the carrying value of goodwill in the Independent Power Producer reporting unit
As discussed in Notes 2 and 9 to the consolidated financial statements, the Company tests goodwill for impairment at least on an annual basis or more frequently if facts or circumstances indicate that the goodwill might be impaired. The Company performed a quantitative impairment test as of October 1, 2024 using a discounted cash flow analysis (income approach) to estimate each reporting unit’s fair value. The Company made various estimates and assumptions in determining the estimated fair value of each reporting unit. As a result of the quantitative test, the Company fully impaired goodwill and recognized an impairment charge of $221.3 million in goodwill, which included $200.3 million impairment of goodwill allocated to the Independent Power Producer (IPP) reporting unit.
We identified the evaluation of the impairment of the carrying value of goodwill in the IPP reporting unit as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate certain assumptions used in the Company’s estimate of the fair value of the IPP reporting unit. Specifically, the Company’s discount rate assumption used to estimate the fair value of the reporting unit was challenging to test as it represented subjective determinations of future market and economic conditions that were also sensitive to variation. Additionally, the audit effort associated with the evaluation of the discount rate assumption required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate used by management in the valuation, by comparing it against a discount rate that was independently developed using publicly available market data for comparable entities.
We have served as the Company’s auditor since 2012.
New York, New York
March 31, 2025

Consolidated Financial Statements (Non-Investment Basis)
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$120,057	$96,872
Restricted cash, current	38,403	85,235
Accounts receivable, net	27,103	23,310
Derivative assets, current	17,632	24,062
Other current assets	28,586	62,429
Total current assets	231,781	291,908
Noncurrent assets:
Restricted cash	3,128	5,568
Property, plant and equipment, net	2,232,486	2,133,877
Intangible assets, net	362,352	453,214
Goodwill	—	221,314
Investments, at fair value	74,136	94,878
Derivative assets	98,495	118,106
Other noncurrent assets	242,667	140,740
Total noncurrent assets	3,013,264	3,167,697
Total assets	$3,245,045	$3,459,605
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$69,464	$79,288
Shareholder distributions payable	—	7,606
Contingent consideration, current	15,293	16,546
Current portion of long-term debt	88,901	82,855
Current portion of failed sale-leaseback financing and deferred ITC gain	45,868	69,436
Other current liabilities	8,767	7,997
Total current liabilities	228,293	263,728
Noncurrent liabilities:
Long-term debt, net of current portion	1,001,654	935,397
Failed sale-leaseback financing and deferred ITC gain, net of current portion	201,601	169,829
Contingent consideration, net of current portion	300	42,307
Deferred tax liabilities, net	35,316	58,696
Operating lease liabilities	196,911	108,406
Out-of-market contracts, net	180,640	194,785
Other noncurrent liabilities	59,261	53,492
Total noncurrent liabilities	1,675,683	1,562,912
Total liabilities	$1,903,976	$1,826,640
Commitments and contingencies (Note 15. Commitments and Contingencies)
Redeemable noncontrolling interests	$1,851	$2,179
Redeemable common shares, par value, $0.001 per share, nil and 873 outstanding as of 2024 and 2023, respectively	—	1
Redeemable common shares, additional paid-in capital	—	7,245
Equity:
Preferred shares, par value, $0.001 per share, 50,000 authorized; none issued and outstanding	—	—
Common shares, par value, $0.001 per share, 350,000 authorized, 199,326 and 197,749 outstanding as of 2024 and 2023, respectively	199	198
Additional paid-in capital	1,773,758	1,770,060
Accumulated deficit	(584,733)	(306,525)
Accumulated other comprehensive income	34,937	45,932
Noncontrolling interests	115,057	113,875
Total equity	1,339,218	1,623,540
Total liabilities, redeemable noncontrolling interests and equity	$3,245,045	$3,459,605
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Revenue
Energy revenue	$185,225	$159,301	$101,596
Investment Management revenue	18,757	13,490	1,919
Other revenue	6,085	8,434	7,506
Contract amortization, net	(14,301)	(8,060)	(10,529)
Total net revenue	$195,766	$173,165	$100,492

Operating expenses
Direct operating costs	124,681	105,586	55,889
General and administrative	52,552	60,617	43,342
Change in fair value of contingent consideration	(39,348)	(603)	2,100
Depreciation, amortization and accretion	81,953	125,743	39,149
Gain on deconsolidation, net	(5,622)	—	—
Impairment of goodwill	221,314	—	—
Impairment of long-lived assets, net and project termination costs	88,410	59,294	—
Total operating expenses	523,940	350,637	140,480

Operating loss	(328,174)	(177,472)	(39,988)

Interest expense, net	(7,612)	(20,328)	(17,460)
Change in fair value of investments, net	(14,701)	932	398
Income from sale-leaseback transfer of tax benefits	22,764	—	—
Other income (expense), net	2,436	(267)	(108)

Loss before income taxes	(325,287)	(197,135)	(57,158)
Benefit (expense) from income taxes	19,378	21,548	(3,005)
Net loss	$(305,909)	$(175,587)	$(60,163)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(63,609)	(96,116)	(59,439)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(242,300)	$(79,471)	$(724)

Earnings per share
Basic	$(1.22)	$(0.40)	$0.00
Diluted	$(1.22)	$(0.40)	$0.00

Weighted average shares outstanding
Basic	199,313	199,293	201,668
Diluted	199,313	199,293	201,668
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Net loss	$(305,909)	$(175,587)	$(60,163)

Total other comprehensive (loss) income, net of tax
Unrealized (loss) gain on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive loss, net of tax	(10,995)	(10,162)	56,094
Total other comprehensive (loss) income, net of tax	$(10,995)	$(10,162)	$56,094

Comprehensive loss	(316,904)	(185,749)	(4,069)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(63,609)	(96,116)	(59,439)
Comprehensive (loss) gain attributable to Greenbacker Renewable Energy Company LLC	$(253,295)	$(89,633)	$55,370
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable common shares	Par value - redeemable common shares	Additional paid-in capital - redeemable common shares	Redeemable noncontrolling interests
Balances as of December 31, 2023	197,749	$198	$1,770,060	$(306,525)	$45,932	$113,875	$1,623,540	873	$1	$7,245	$2,179
Issuance of common shares under distribution reinvestment plan	868	1	7,055	—	—	—	7,056	—	—	—	—
Repurchases of common shares	(416)	—	(3,339)	—	—	—	(3,339)	(428)	(1)	(3,516)	—
Deferred shareholder servicing fees	—	—	—	825	—	—	825	—	—	—	—
Shareholder distributions	—	—	—	(36,573)	—	—	(36,573)	—	—	(75)	—
Unrealized loss on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(10,995)	—	(10,995)	—	—	—	—
Noncontrolling interests of Illinois Winds LLC	—	—	—	—	—	116,191	116,191	—	—	—	—
Deconsolidation of Illinois Winds LLC	—	—	—	—	—	(116,017)	(116,017)	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	83,932	83,932	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(19,189)	(19,189)	—	—	—	(321)
Buyout of noncontrolling interests	—	—	(449)	—	—	(114)	(563)	—	—	—	(179)
Earnout Share participation	323	—	2,660	—	—	—	2,660	—	—	—	—
Earnout Share participation reclassification to temporary equity	(11)	—	(92)	—	—	—	(92)	11	—	92	—
Earnout Share reclassification to permanent equity	85	—	656	—	—	—	656	(85)	—	(656)	—
Class P-I Share reclassification to permanent equity	371	—	3,090	—	—	—	3,090	(371)	—	(3,090)	—
Share-based compensation expense	25	—	(4,003)	—	—	—	(4,003)	—	—	—	—
Issuance of shares related to share-based compensation	332	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(1,880)	—	—	—	(1,880)	—	—	—	—
Net loss	—	—	—	(242,300)	—	(63,640)	(305,940)	—	—	—	31
Redemption value adjustment for redeemable noncontrolling interest	—	—	—	(160)	—	19	(141)	—	—	—	141
Balances as of December 31, 2024	199,326	$199	$1,773,758	$(584,733)	$34,937	$115,057	$1,339,218	$—	$—	$—	$1,851
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable common shares	Par value - redeemable common shares	Additional paid-in capital - redeemable common shares	Redeemable noncontrolling interests
Balances as of December 31, 2022	198,044	$198	$1,763,061	$(114,680)	$56,094	$84,008	$1,788,681	$—	$—	$—	$2,034
Issuance of common shares under distribution reinvestment plan	2,636	3	22,490	—	—	—	22,493	—	—	—	—
Repurchases of common shares	(5,811)	(6)	(50,877)	—	—	—	(50,883)	—	—	—	—
Proceeds from shares transferred	1	—	—	—	—	—	—	—	—	—	—
Deferred shareholder servicing fees	—	—	—	(2,784)	—	—	(2,784)	—	—	—	—
Shareholder distributions	—	—	—	(109,993)	—	—	(109,993)	—	—	4	—
Unrealized loss on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(10,162)	—	(10,162)	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	144,860	144,860	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(15,748)	(15,748)	—	—	—	(674)
Buyout of noncontrolling interests	—	—	757	—	—	(1,621)	(864)	—	—	—	—
Earnout Share participation	3,730	4	32,786	—	—	—	32,790	—	—	—	—
Share-based compensation expense	22	—	9,486	—	—	—	9,486	—	—	—	—
Reclassification of participating Earnout Shares to temporary equity	(131)	—	(1,139)	54	—	—	(1,085)	131	—	1,085	—
Reclassification of Class P-I shares to temporary equity	(742)	(1)	(6,504)	349	—	—	(6,156)	742	1	6,156	—
Other noncontrolling interest activity	—	—	—	—	—	(689)	(689)	—	—	—	—
Net loss	—	—	—	(79,471)	—	(96,935)	(176,406)	—	—	—	819
Balances as of December 31, 2023	197,749	$198	$1,770,060	$(306,525)	$45,932	$113,875	$1,623,540	$873	$1	$7,245	$2,179
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of May 19, 2022	177,455	$177	$1,574,042	$(30,480)	$—	$72,780	$1,616,519	$2,034
Consolidation of Greenbacker Development Opportunities Fund I, LP	—	—	—	—	—	45,446	45,446	—
Deconsolidation of Greenbacker Development Opportunities Fund I, LP	—	—	—	22	—	(66,215)	(66,193)	—
Consolidation of Greenbacker Development Opportunities Fund I GP	—	—	—	—	—	533	533	—
Issuance of common shares as consideration transferred for Acquisition	24,393	25	214,902	—	—	—	214,927	—
Issuance of common shares under distribution reinvestment plan	1,790	2	15,645	—	—	—	15,647	—
Repurchases of common shares	(5,615)	(6)	(49,400)	—	—	—	(49,406)	—
Other capital activity	16	—	968	130	—	—	1,098	—
Deferred shareholder servicing fees	—	—	—	(8,755)	—	—	(8,755)	—
Shareholder distributions	—	—	—	(74,873)	—	—	(74,873)	—
Unrealized gain on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	56,094	—	56,094	—
Contributions from noncontrolling interests, net	—	—	—	—	—	104,848	104,848	—
Distributions to noncontrolling interests	—	—	—	—	—	(13,945)	(13,945)	—
Share-based compensation expense	5	—	6,904	—	—	—	6,904	—
Net loss	—	—	—	(724)	—	(59,439)	(60,163)	—
Balances as of December 31, 2022	198,044	$198	$1,763,061	$(114,680)	$56,094	$84,008	$1,788,681	$2,034
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Cash Flows from Operating Activities
Net loss	$(305,909)	$(175,587)	$(60,163)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation, amortization and accretion	96,254	133,803	49,678
Gain on deconsolidation, net	(5,622)	—	—
Impairment of goodwill	221,314	—	—
Impairment of long-lived assets, net	74,782	59,294	—
Loss on sale of Illinois Winds LLC	12,656	—	—
Share-based compensation expense	378	11,248	6,904
Changes in fair value of contingent consideration	(39,348)	(603)	2,100
Amortization of financing costs and debt discounts	6,261	6,711	2,476
Amortization of interest rate swap contracts	(1,055)	6,750	1,709
Change in fair value of interest rate swaps, net	(44,748)	(17,763)	249
Gain on interest rate swaps, net	(1,356)	(2,428)	1,322
Change in fair value of investments	14,701	(932)	(398)
Deferred income taxes	(19,378)	(21,548)	3,005
Interest expense on failed sale-leaseback financing and deferred ITC gain	7,549	—	—
Income from sale-leaseback transfer of tax benefits	(22,764)	—	—
Other	3,565	5,743	1,553
Changes in operating assets and liabilities:
Accounts receivable	(4,864)	(2,959)	7,641
Current and noncurrent derivative assets	52,602	56,696	—
Other current and noncurrent assets	9,416	(10,661)	(5,209)
Accounts payable and accrued expenses	14,164	14,891	(2,723)
Operating lease liabilities	(1,543)	(1,290)	32
Other current and noncurrent liabilities	420	1,036	3,519
Net cash provided by operating activities	67,475	62,401	11,695
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(287,822)	(360,650)	(393,257)
Net deposits returned (paid) for property, plant and equipment	8,155	8,138	(16,450)
Proceeds from sale of Illinois Winds LLC	36,563	—	—
Purchases of investments	(734)	(5,298)	(34,801)
Return of capital on investments	6,775	3,906	—
Loans made to other parties	(19,742)	—	(48,238)
Receipts from notes receivable	46,204	30,725	17,467
Cash acquired from Acquisition and consolidation of GDEV, net	—	—	1,714
Proceeds from sale of investment in and deconsolidation of GDEV	—	—	5,467
Net cash used in investing activities	(210,601)	(323,179)	(468,098)
Cash Flows from Financing Activities
Shareholder distributions	(37,196)	(87,597)	(51,525)
Return of collateral paid for swap contract	—	1,735	11,827
Repurchases of common shares	(6,428)	(82,719)	(17,207)
Shares withheld related to net share settlement of equity awards	(1,880)	—	—
Deferred shareholder servicing fees	(3,150)	(3,486)	(1,852)
Contributions from noncontrolling interests	110,216	144,895	104,550
Distributions to noncontrolling interests	(17,850)	(17,498)	(11,151)
Proceeds from borrowings	404,580	425,532	499,654
Payments on borrowings	(320,174)	(351,764)	(81,621)
Proceeds from failed sale-leaseback	111,453	240,969	—
Payments on failed sale-leaseback	(87,089)	—	—
Payments for loan origination costs	(34,698)	(11,447)	(12,167)
Other capital activity	(745)	(865)	1,144
Net cash provided by financing activities	117,039	257,755	441,652
Net decrease in Cash, cash equivalents and Restricted cash	(26,087)	(3,023)	(14,751)
Cash, cash equivalents and Restricted cash at beginning of period*	187,675	190,698	205,449
Cash, cash equivalents and Restricted cash at end of period	$161,588	$187,675	$190,698
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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
These Notes to the Consolidated Financial Statements were prepared as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022. All references to the “Company” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
Note 1. Organization and Operations of the Company
Organization
Greenbacker Renewable Energy Company LLC (the “Company” or “GREC LLC”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides investment management services to funds within the sustainable infrastructure and renewable energy industry through Greenbacker Capital Management LLC (“GCM”). As of December 31, 2024, the Company’s fleet comprised 420 renewable energy projects with an aggregate power production capacity of approximately 3.1 gigawatts (“GW”), which includes operating capacity of approximately 1.6 GW and pre-operational capacity of approximately 1.5 GW. As of December 31, 2024, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
The Company conducts substantially all its operations through its wholly owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). The Company operates as a fully integrated and internally managed company after acquiring GCM and several other related entities, which are now wholly owned subsidiaries of GREC. The Company’s fiscal year-end is December 31.
The Company conducted public offerings of Class A, C, and I shares of limited liability company interests commenced in August 2013 and terminated on March 29, 2019, raising a total of $253.4 million, along with Class A, C, and I shares pursuant to the Company’s distribution reinvestment plan (“DRP”). The Company also privately offered Class P-A, P-I, P-D, P-T and P-S shares between April 2016 and March 16, 2022, raising a total of $1.4 billion. The Company also offered the share repurchase program (“SRP”) pursuant to which quarterly share repurchases were conducted to allow shareholders to sell shares back to the Company. The Company suspended both the DRP and the SRP (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder). Refer to Note 18. Equity for further details.
On May 19, 2022, the Company completed the Acquisition pursuant to which it acquired substantially all of the business and assets, including intellectual property and personnel of its external advisor, GCM, an investment management and energy transition, renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under The Investment Advisers Act of 1940 (“Advisers Act”), Greenbacker Administration and certain other affiliated companies. All of the acquired businesses and assets were immediately thereafter contributed by the Company to GREC. As a result of the Acquisition, the Company operates as a fully integrated and internally managed company with its own dedicated executive management team and other employees to manage its business and operations. The Company now operates with the capabilities of both an actively managed owner-operator of sustainable infrastructure and renewable energy businesses and as an active third-party investment manager of other funds within the sustainable infrastructure and renewable energy industry.
Refer to Note 3. Acquisitions and Divestitures for further details.

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
(1)The Company's Consolidated Financial Statements for the periods beginning on May 19, 2022 are prepared on a consolidated, Non-Investment Basis to include the financial position, results of operations, and cash flows of the Company and its consolidated subsidiaries rather than on an Investment Basis. This change in status and the accompanying accounting policies affect the comparability of the Consolidated Financial Statements as of and for the historical period as presented in this Annual Report.
As such, this Annual Report includes the following:
Non-Investment Basis
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Operations for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022
•Consolidated Statements of Equity for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022
•Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022
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
•Notes to the Consolidated Financial Statements
(2)Schedule I - Greenbacker Renewable Energy Company LLC (Parent Company only) Condensed Financial Statements for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022
The Company presents amounts in the Consolidated Financial Statements in thousands within tables and millions within text (unless otherwise specified), and calculates all percentages and per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding. Prior period amounts have been updated to be presented in thousands and differences to prior filings are due to rounding.

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
In connection with the Acquisition, the Company consolidated the results of operations and financial position of Greenbacker Development Opportunities Fund I, LP (“GDEV”) and Greenbacker Development Opportunities Fund I (B) LP (together “GDEV I”) during the period from May 19, 2022 through November 17, 2022. Management determined that GDEV is an investment company under ASC 946 for the purposes of financial reporting. In accordance with ASC 946, when an investment company’s results of operations are consolidated with and into the financial statements of a company that does not follow ASC 946, the results of operations and statement of financial position of the investment company shall continue to be presented in accordance with ASC 946. As such, in the preparation of the Consolidated Financial Statements during the period May 19, 2022 through November 17, 2022, GDEV was presented in the Consolidated Financial Statements of the Company utilizing ASC 946 accounting requirements. On November 18, 2022, GREC sold its investment in GDEV to an unrelated third party for total purchase consideration of $5.7 million. The Company realized a gain on sale of this investment in the amount of $0.3 million, which is included in Other income (expense), net on the Consolidated Statements of Operations. The Company determined as a result of the sale of GREC’s investment in GDEV that it is no longer the primary beneficiary of GDEV and no longer considered a consolidated subsidiary of the Company, and therefore its financial position is not included on the Consolidated Balance Sheets as of December 31, 2022. Further, the revenue, expenses and income of GDEV are only included within the Company’s Consolidated Statements of Operations for the period May 19, 2022 through November 17, 2022, the date of the deconsolidation. Additionally, the results of operations and financial position of GDEV GP, which GREC has a controlling voting interest in and whose operations are exclusively related to its role as the general partner of GDEV, are no longer eliminated in consolidation beginning with the deconsolidation on November 18, 2022.
The following table summarizes the impact of the sale and deconsolidation of GDEV as of November 18, 2022 on the Consolidated Financial Statements:

(in thousands)	Balances Prior to Deconsolidation	Impact of Sale and Deconsolidation	November 18, 2022
Assets
Current assets:
Cash and cash equivalents	$191	$5,467	$5,658
Other current assets	84	164	248
Total current assets	$275	$5,631	$5,906
Noncurrent assets:
Investments, at fair value	$73,632	$(71,658)	$1,974
Total noncurrent assets	73,632	(71,658)	1,974
Total assets	$73,907	$(66,027)	$7,880

Liabilities, Noncontrolling Interests and Equity
Current liabilities:
Other current liabilities	120	(120)	—
Total current liabilities	120	(120)	—
Total liabilities	$120	$(120)	$—
Equity:
Greenbacker Renewable Energy Company LLC controlling interest	$7,594	$—	$7,594
Accumulated deficit	(22)	308	286
Noncontrolling interests	66,215	(66,215)	—
Total equity	$73,787	$(65,907)	$7,880
Total liabilities, noncontrolling interests and equity	$73,907	$(66,027)	$7,880

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on prior periods’ results.
Variable Interest Entities
The Company assesses entities for consolidation in accordance with ASC 810, Consolidation (“ASC 810”). The Company first considers whether an entity is considered a VIE and therefore whether to apply the VIE model. Entities that do not qualify as VIEs are evaluated for consolidation as voting interest entities (“VOE”) under the voting interest model. The Company consolidates all VIEs in which it holds a controlling financial interest, and all VOEs that it controls through a majority voting interest or through other means. The Company evaluates whether an entity is a VIE upon acquisition of ownership interest or when reconsideration events occur as outlined per ASC 810.
The consolidation guidance requires an analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company has a controlling financial interest. An entity is a VIE if any one of the following conditions exists: (i) the legal entity does not have sufficient equity investment at risk, (ii) the equity investors at risk, as a group, lack the characteristics of a controlling financial interest, or (iii) the legal entity is structured with disproportionate voting rights.
A controlling financial interest is defined as (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Refer to Note 5. Variable Interest Entities for further details.
Equity Method Investments
When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting. The Company has elected the fair value option for its equity method investments. The Company reflects changes in the fair value of these equity method investments in Change in fair value of investments, net on the Consolidated Statements of Operations. Dividend income is recorded in Other revenue on the Consolidated Statements of Operations as of the date that dividends are declared by the investee. The value of the Company's equity method investments is recorded to Investments, at fair value on the Consolidated Balance Sheets. On the Consolidated Statements of Cash Flows, the Company classifies distributions received from its investees using the “nature-of-the-distribution” approach. Quarterly operating distributions are classified as cash provided from operating activities, while distributions representing proceeds from the sale of property, plant, or equipment or membership interests in subsidiaries of the investees are classified as cash provided from investing activities.
Refer to Note 5. Variable Interest Entities and Note 6. Fair Value Measurements and Investments for further details.
Noncontrolling Interests (“NCI”), RNCI and Hypothetical Liquidation at Book Value (“HLBV”)
NCI represents the portion of the Company’s net income (loss), net assets and comprehensive income (loss) that is not allocable to the Company as they represent third-party interests in the net assets of the respective entity and are based on the contractual allocations within the respective operating agreement or allocated to NCI attributable to the limited partner investors.
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
Refer to Note 17. Noncontrolling Interests and Redeemable Noncontrolling Interests for further details.

Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience, current business factors and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions.
The Company evaluates the adequacy of its reserves and the estimates used in calculations on an ongoing basis. Significant areas requiring management to make estimates include, but are not limited to: (i) the fair values of the reporting units used in assessing the recoverability of goodwill; (ii) estimates of future undiscounted net cash flows used in assessing the recoverability of long-lived assets; (iii) the change in fair value of equity method investments for which the fair value option has been elected; (iv) the change in fair value of contingent consideration; (v) the useful lives of intangible assets; (vi) the grant date fair value of restricted share units and performance restricted share units; (vii) derivative assets for the interest rate swaps; and (viii) valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income. Although some variability is inherent in these estimates, the Company believes that the current estimates are reasonable in all material respects. Adjustments related to changes in estimates are reflected in the Company’s Consolidated Financial Statements in the period for which those estimates changed. Refer to the subsequent footnotes to these Condensed Consolidated Financial Statements for additional information on the Company’s estimates.
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
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that aggregate to the beginning and ending balances shown in the Consolidated Statements of Cash Flows for the year ended December 31, 2024:

(in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$120,057	$96,872
Restricted cash, current	38,403	85,235
Restricted cash	3,128	5,568
Total cash and cash equivalents and restricted cash	$161,588	$187,675

Supplemental Cash Flow Information
The following table presents information regarding the Company’s non-cash investing and financing activities as well as the cash paid for interest:

(in thousands)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Non-cash investing activities
Capital expenditures incurred but not paid	$16,707	$38,009	$24,284

Non-cash financing activities
Deferred shareholder servicing fees payable	$6,291	$10,270	$10,973
Redemptions payable	788	361	32,198
Distribution payable to shareholders	—	7,606	7,703
Non-cash distributions to noncontrolling interests	$997	$2,293	$2,794

Cash paid for
Interest paid, net of amounts capitalized	$45,223	$23,608	$12,988
Sale Leasebacks
The Company is party to sale-leaseback arrangements that provide for the sale of certain assets to a third-party and simultaneous leaseback to the Company. In accordance with ASC 842-40, Sale-Leaseback Transactions, the Company applies ASC 606-10, which states that if the seller-lessee retains, through the leaseback, substantially all of the benefits and risks incident to the ownership of the property sold, the sale-leaseback transaction is accounted for as a financing arrangement. An example of this type of criteria would include an option to repurchase the assets or the buyer-lessor having the option to sell the assets back to the Company. This provision is included in the Company’s sale-leaseback arrangements. As such, the Company accounts for these arrangements as financings.
Under the financing method, the Company does not recognize the sale proceeds received from the lessor as income that contractually constitute payment to acquire the assets subject to these arrangements. Instead, the sale proceeds received are accounted for as financing obligations, and leaseback payments made by the Company are allocated between interest expense and a reduction to the financing obligation. Interest on the financing obligation is calculated using the Company’s incremental borrowing rate (“IBR”) or an imputed rate at the inception of the arrangement on the outstanding financing obligation. Judgment is required to determine the appropriate borrowing rate for the arrangement and in determining any gain or loss on the transaction that would be recorded either at the end of or over the lease term.
As part of the arrangement, the Company operates and earns revenues from the facility throughout the lease term while the lessor is entitled to all available tax benefits. The Company is contractually obligated to continue operating the facility over the five-year recapture period. The Company has the option to renew the lease or repurchase the assets sold at the end of the lease term or earlier since an early buy option is present in the contract. The investment tax credits (“ITCs”), and other tax benefits associated with these projects transfer to the lessor/buyer; however, the payments are structured so that the Company is compensated for the transfer of the related tax attributes.
The Company applies the guidance within ASC 842-10-15-28 and ASC 606-10-25-19 analogically on separating components of a contract to determine whether the ITCs received by the lessor/buyer and the Company’s corresponding obligations to continue operating the projects should be separated from the financing liability. The Company determined these transactions to consist of two components: the aforementioned financing obligation as well as income from the transfer of the associated tax benefits which are initially deferred and subsequently recognized over the five-year recapture period on the anniversary date of each transaction.

The Company applies the guidance within ASC 606-10-32-16 through 17 to assess the deferred gain related to the transfer of the tax benefits and determined these transactions to have a significant financing component present in the contract. The effect of the significant financing component is recorded as an adjustment or an increase to Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion on the Consolidated Balance Sheets using an appropriate interest rate determined by the Company. The Company recognizes the deferred gain attributable to the transfer of the tax attributes over the contractual or five-year ITC recapture period in Income from sale-leaseback transfer of tax benefits and the associated interest recorded in Interest expense, net on the Consolidated Statements of Operations.
Origination costs are capitalized and amortized as interest expense on a straight-line basis over the term of the related lease term and presented as a direct deduction from the carrying amount of the related financing obligation on the Consolidated Balance Sheets.
Refer to Note 11. Debt for more details regarding sale leaseback transactions recorded as financing arrangements.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount or in certain cases for the amounts not invoiced yet, net of allowance for doubtful accounts for power generated under PPA contracts and RECs sold. The Company reviews its accounts receivable for collectability and records an allowance for doubtful accounts for estimated uncollectible accounts receivable as deemed necessary. Accounts receivable are written off when they are no longer deemed collectible. The allowance is based on the Company’s assessment of known delinquent accounts, historical experience and other currently available evidence of the collectability and the aging of accounts receivable. The underlying assumptions, estimates and assessments the Company uses to provide for losses are updated to reflect the Company’s view of current conditions. Changes in such estimates could significantly affect the allowance for losses. It is possible the Company will experience credit losses that are different from the Company’s current estimates. Based on the Company’s assessment performed as of December 31, 2024 and 2023, the allowance for doubtful accounts recorded was de minimis and not material to the financial statements.
Fair Value Measurements
ASC Topic 820, Fair Value Measurements (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants. This guidance prioritizes the use of market-based inputs over entity-specific inputs and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation. The three levels of valuation hierarchy are defined as follows:
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
The Company’s financial assets and liabilities measured at fair value consists of cash and cash equivalents, accounts receivable, accounts payable, equity method investments, contingent consideration, and interest rate swaps. Cash and cash equivalents consisted of bank deposits and short-term investments, such as money market funds, the fair value of which is based on quoted market prices, a Level 1 fair value measure. As of December 31, 2024 and 2023, the carrying values of cash, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.
Refer to Note 6. Fair Value Measurements and Investments for further details.
Property, Plant and Equipment, net
Property, plant and equipment is stated at historical cost net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated remaining useful lives of individual assets or classes of assets noted in the table below or, when the asset is on property subject to a lease or other site control contract, the remaining lease or other contractual periods and renewals that are deemed to be reasonably certain at the date the assets are purchased, if less than the estimated remaining useful life. Expenditures for major additions and improvements are capitalized, while repairs and maintenance, including planned major maintenance, are charged to expense as incurred.

Asset Class	Useful Lives (Years)
Solar energy systems	35
Wind energy systems	30
Battery storage systems	10-20
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
Refer to Note 8. Property, Plant and Equipment for further details.
Goodwill
Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration, over the assigned fair values of the identifiable net assets acquired. Goodwill is not amortized and is tested for impairment at least on an annual basis, on October 1 of each year, or more frequently if facts or circumstances indicate that the goodwill might be impaired. In assessing goodwill for impairment, the Company may elect to use a qualitative assessment to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of goodwill is less than its carrying amount. If the Company determines it is not more likely than not that the fair value of goodwill is less than its carrying amount, the Company will not be required to perform any additional tests in assessing goodwill for impairment. If the Company concludes otherwise, or elects not to perform the qualitative assessment, then the Company will be required to perform the quantitative impairment test. If the estimated fair value of the reporting unit is less than its carrying value, the Company performs additional quantitative analysis to determine if the reporting unit’s goodwill has been impaired and an impairment charge is recognized for the differential.
For the year ended December 31, 2024, the Company recognized a full impairment of its goodwill.
Refer to Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details.
Amortizable and Other Intangible Assets and Out-of-market Contracts
Contract-based intangibles, including intangible assets and intangible liabilities (out-of-market contracts) associated with PPA and REC agreements, represent the value of rights that arise from contractual arrangements. When the Company acquires a project with an existing PPA or REC agreement in an asset acquisition or business combination, and the terms of the contract are favorable or unfavorable relative to market terms, the Company recognizes intangible assets or liabilities in its accounting for the acquisition. In addition, in the Company’s accounting for the transition from the Investment Basis to the Non-Investment Basis, the Company identified and recorded contract-based intangible assets and liabilities associated with its then existing PPA and REC agreements, as applicable. The Company amortizes identifiable intangible assets consisting of channel partner relationships, out-of-market PPAs, out-of-market REC contracts and trademarks because these assets have finite lives. The Company’s amortizable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized over their estimated useful lives.
The contract-based intangible assets and intangible liabilities (out-of-market contracts) associated with PPA and REC agreements for which the fair value has been determined to be less or more than market are amortized to revenue over the term of each underlying contract on a straight-line basis.
The Company capitalizes implementation costs related to cloud computing (i.e., hosting) arrangements that are accounted for as a service contract that meets the accounting requirement for capitalization if implementation costs were incurred to develop or utilize internal-use software hosted by a third-party vendor. The capitalized implementation costs are recorded as part of Other noncurrent assets on the Consolidated Balance Sheets and is amortized over the length of the service contract within Direct operating costs on the Consolidated Statements of Operations.
Refer to Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details.

Impairment of Long-Lived Assets
In accordance with ASC Topic 360, Property, Plant, and Equipment, long-lived assets and intangible assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and is charged to earnings. Assets to be disposed are reported at the lower of the carrying amount or fair value less the costs to sell.
For the years ended December 31, 2024 and 2023, the Company recognized impairments of long-lived assets of $74.8 million and 59.3 million, respectively. These impairments were recorded in Impairment of long-lived assets, net and project termination costs on the Consolidated Statements of Operations. Refer to Note 8. Property, Plant and Equipment and Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details.
The Company did not recognize any impairment charges on long-lived assets for the period from May 19, 2022 through December 31, 2022.
Notes Receivable
The Company’s notes receivable consist of loans made by the Company to third parties to finance the development and construction of renewable energy projects or to provide working capital to borrowers within the renewable energy industry. The Company accounts for its notes receivable in accordance with ASC Topic 310, Receivables (“ASC 310”).
In accordance with ASC 310, notes receivable held for investment are reported on the balance sheet at their amortized cost basis. The amortized cost basis is the amount at which a financing receivable or investment is originated or acquired, adjusted for applicable accrued interest, accretion, or amortization of premium, discount, and net deferred fees or costs, or other adjustments. The Company's notes receivable were all issued at their respective principal amounts. Interest income is recognized based on the contractual rate in the loan agreement, and any premium or discount is amortized to interest income using the effective interest rate method. Further, for loans where paid-in-kind interest at the election of the borrower is present and for loans where the rate of interest changes over the life of the loan, such interest rate features are considered and included in the effective interest rate calculation and recognition of interest income.
Interest income from the notes receivable represents operating income from ordinary business activities and is presented as Other revenue on the Consolidated Statements of Operations.
Refer to Note 4. Revenue and Note 7. Notes Receivable for further details.
Allowance for Credit Losses
The Company establishes a notes receivable loss reserve when available information indicates that it is probable a loss has occurred based on the carrying value of each note receivable and the amount of the loss can be reasonably estimated. Significant judgment is required in determining the notes receivable loss reserve, including estimates of the likelihood of default and the estimated fair value of the collateral, if any. The Company recorded notes receivable loss reserves of $1.0 million and $2.0 million for the year ended December 31, 2024 and for the year ended December 31, 2023, respectively. The Company did not record a loss reserve for the period from May 19, 2022 through December 31, 2022.
Debt Issuance, Deferred Financing Costs and Debt Discount
Deferred financing costs and debt discount are amortized as a component of interest expense over the term of the Company’s financing arrangements using the straight-line method through the debt facilities’ term conversion date, if applicable, and the effective interest method from the term conversion date through the maturity date. Unamortized deferred financing costs and debt discount are reflected as an offset to the debt facilities’ scheduled principal payments and are presented as a reduction of Current portion of long-term debt and Long-term debt, net of current portion, on the Consolidated Balance Sheets. Unamortized deferred financing costs related to unfunded commitments are recorded within Other noncurrent assets on the Consolidated Balance Sheets.
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
Refer to Note 3. Acquisitions and Divestitures for further details.
Segment Information
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
Distribution Policy
Distributions to members, if any, will be authorized and declared quarterly by the Company’s Board of Directors (the “Board of Directors”) in advance and paid monthly in the form of cash or shares. From time to time, the Company may also pay interim special distributions in the form of cash or shares, with the approval of the Board of Directors. Distributions will be made on all classes of shares at the same time. The cash or share distributions paid to the shareholder with respect to the Class C, P-S and P-T shares will be lower than the cash or share distributions with respect to the Company’s other share classes because of the distribution fee associated with the Class C, P-S and P-T shares, which is allocated specifically to such classes. Amounts distributed to each class are allocated amongst the holders of the shares in such class in proportion to their shares. The Company suspended the payment of shareholder distributions effective right after the distribution payment on May 1, 2024. Refer to Note 18. Equity for further details.
Earnings per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share, basic earnings per share is computed by dividing earnings available to common members by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year, adjusted for the effect of potentially dilutive securities, unless the effect is antidilutive. The Company’s potentially dilutive securities consist of unvested share-based compensation awards calculated using the treasury stock method.
Refer to Note 3. Acquisitions and Divestitures and Note 20. Earnings Per Share for further details.
Revenue Recognition
The Company recognizes revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which provides a five-step model for recognizing revenue as follows:
1.Identify the contract
2.Identify performance obligations

3.Determine the transaction price
4.Allocate the transaction price
5.Recognize revenue
The Company has elected as a practical expedient the accounting policy under which it excludes from the transaction price sales taxes it collects from its customers assessed by governmental authorities. The Company, therefore, reports revenue net of any sales taxes.
Energy Sales
The Company’s revenue is primarily derived from the sale of power under long-term PPAs. The Company’s PPAs generally have a term between 10-30 years. Customers consist of commercial property owners, residential property owners, corporate entities, municipal entities, and utility companies located within the U.S. and Canada. The Company primarily operates solar, wind, and battery systems.
Certain of these PPAs are accounted for as leases with variable lease payments. ASC Topic 842, Leases (“ASC 842”), requires variable lease payments to be recorded in the period when the changes in facts and circumstances on which the variable lease payments are based occur. See further detail regarding the Company’s PPAs accounted for as leases in Note 10. Leases.
The Company identifies the sale of renewable energy and capacity, and when bundled into the PPA, RECs, as the performance obligations within its PPAs. The Company transfers control of the electricity and capacity over time, and the customer simultaneously receives and consumes the benefits provided by the Company’s performance as it performs. The RECs bundled into PPAs are generated upon generation of renewable power from our renewable energy-generating assets. Accordingly, the Company concluded that the sale of electricity, capacity, and when included in the contract, RECs, represent series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. Each distinct transfer of electricity in kilowatt hours (“kWh”) that the Company promises to transfer to the customer meets the criteria to be a performance obligation satisfied over time. The Company recognizes revenue based on the amount metered and invoiced on the basis of the contract prices multiplied by kWh delivered. The Company applies the invoicing practical expedient in circumstances where the amount of revenue recognized is determined based on the output produced.
Renewable Energy Credits Sales and Other Incentives
The Company has concluded that the sale of RECs performance obligation that are not required to be generated by a specific renewable energy-generating asset is satisfied at the point in time in which control is transferred to the customer, which may be upon delivery of the attributes or delivery of the related renewable energy, depending on whether the contract number of RECs is a fixed amount or based upon the amount of power generated. This represents the point in time where the Company has a present right to payment and the customer has significant risks and rewards related to ownership of the RECs.
In a bundled contract to sell energy and RECs, all performance obligations are deemed to be delivered at the same time. In such cases, the Company does not allocate the transaction price to multiple performance obligations.
Contract Amortization
Intangible assets and out-of-market contracts recognized from PPAs and RECs assumed through acquisitions related to the sale of energy and RECs in future periods for which the fair value has been determined to be less (more) than market are amortized to revenue over the term of each underlying contract on a straight-line basis.
Refer to Note 4. Revenue and Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts for further details.
Investment Management Revenue
The Company also performs investment management and other administrative services for other funds in the sustainable infrastructure and renewable energy industry. Such services comprise many activities which constitute a series of distinct services satisfied over time. These activities include capital raising and deployment, marketing and other investor relations functions as well as technical asset management, finance and accounting, legal and other administrative services. The performance obligation is satisfied over time because the customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs. The Company utilizes an output method based on time elapsed to measure progress towards satisfaction of the performance obligation.

Interest Revenue
Interest revenue relates to the Company's secured loans to developers within the renewable energy industry. To the extent the Company expects to collect such amounts, interest revenue is recorded on an accrual basis. If there is reason to doubt an ability to collect such interest, interest receivable on loans is not accrued for accounting purposes. Original issuance discounts, market discounts and market premiums are accreted or amortized using the effective interest method as interest revenue. Prepayment premiums on loans are recorded as interest revenue when received. Any application, origination or other fees earned by the Company in arranging or issuing debt are amortized over the expected term of the loan.
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
Asset Retirement Obligations
Asset retirement obligations (“AROs”) are accounted for in accordance with ASC Topic 410-20, Asset Retirement Obligations (“ASC 410-20”). AROs associated with long-lived assets are those for which a legal obligation exists under enacted laws, statutes, and written or oral contracts, including obligations arising under the doctrine of promissory estoppel, and for which the timing and/or method of settlement may be conditional on a future event. ASC 410-20 requires an entity to recognize the fair value of a liability for an ARO in the period in which it is incurred and a reasonable estimate of fair value can be made.
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
Refer to Note 13. Asset Retirement Obligations for further details.
Deferred Shareholder Servicing Fees
The Company defers certain costs, principally sales commissions and related compensation paid to the dealer manager and may be reallowed to financial advisors and broker-dealers in the future in connection with the sale of shares sold with a reduced front-end load sales charge and a trail fee. The costs expected to be incurred at the time of the sale of such shares are recorded as a liability on the date of sale and represent the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of: (1) when the maximum amount of sales commission and related compensation is reached under regulatory regulations; (2) the date which approximates an expected liquidity event for the Company; or (3) the expected holding period of the investment. The costs expected to be incurred at the time of the sale of the Class P-T and Class P-S shares are recorded as a liability on the date of sale and represent the aggregate amount due for such costs over the period beginning at the time of sale and ending on the earlier date of: (1) the date which approximates an expected liquidity event for the Company; or (2) the expected holding period of the investment. The upfront liability is calculated at the time of sale, using 80 basis points per annum fee for Class C shares and 85 basis points per annum fee for Class P-T and Class P-S shares multiplied by the expected holding period of such share. Deferred shareholder servicing fees for Class C, P-T and P-S shares are paid monthly, in the form of a reduction to shareholder distributions, to the third-party dealer manager at a rate equal to 1/12th of the 85 basis points per annum fee. The estimated amount of the liability can be updated as management's assumption surrounding an expected liquidity event changes or if the maximum of sales-related commissions and costs under regulatory regulations is attained.
As of December 31, 2024 and 2023, the Company recorded a liability for deferred shareholder servicing fees in the amount of $6.3 million and $10.3 million, respectively, of which $3.0 million and $3.5 million, respectively, is included in Other current liabilities and the remaining $3.3 million and $6.8 million, respectively, is included in Other noncurrent liabilities on the Consolidated Balance Sheets.

Share-based Compensation
The Company grants certain share-based compensation awards under the Greenbacker Renewable Energy Company LLC 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). The grant date fair value of restricted share units granted under the 2023 Equity Incentive Plan is determined based on the MSV of the Company’s Class P-I shares on the business day prior to the grant, reduced by the present value of the expected dividends during the vesting period. The Company utilizes a Black-Scholes-Merton model to determine the grant date fair value of its performance restricted share units. Additionally, in connection with the Acquisition, certain of the Earnout Shares that were issued to Greenbacker Group LLC (“Group LLC”) as part of the consideration were subsequently issued by Group LLC to certain employees of the Company in exchange for their employment services post-Acquisition. The Company accounts for these awards in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). Share-based compensation costs are primarily recognized over the applicable requisite service period of the award, generally using the straight-line method. Forfeitures are recorded as incurred.
Refer to Note 3. Acquisitions and Divestitures and Note 19. Share-based Compensation for further details.
Derivative Instruments
ASC Topic 815, Derivatives and Hedging (“ASC 815”), requires companies to recognize all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated under hedge accounting and qualifies as part of a hedging relationship and on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, an entity must designate the hedging instrument based upon the exposure being hedged. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Consolidated Statements of Operations during the current period. The Company only uses derivative financial instruments to the extent necessary to hedge identified business risks and does not hold or issue derivative financial instruments for trading purposes. When there is a master netting agreement with a financial institution, any gain or loss on interest rate swaps with the same financial institution are netted for financial statement presentation.
The Company enters into certain interest rate swaps to manage its interest rate risk and accounts for these as derivative instruments under ASC 815. The Company previously designated qualifying interest rate derivatives as hedges of forecasted transactions of the variability of cash flows to be paid related to certain recognized liabilities under cash flow hedges. Under a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings and is recorded to the same income statement line item as the hedged item. The changes in the fair value of derivatives that do not qualify for hedge accounting or are not designated as hedging instruments are recognized immediately in current earnings. Cash flows on hedges are classified in the Consolidated Statements of Cash Flows the same as cash flows of the items being hedged.
The Company previously documented the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions, at the inception of the hedging relationship. This documentation included linking cash flow hedges to specific forecasted transactions. The Company also assessed, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that were used were highly effective in offsetting changes in cash flows of the hedged items. The Company previously discontinued hedge accounting when it determined that the derivative was no longer effective in offsetting changes in the fair values or cash flows of the hedged item, the derivative was settled or terminated, a hedged forecasted transaction was no longer probable of occurring, or a treatment of the derivative as a hedge was no longer appropriate or intended. On October 1, 2024, the Company voluntarily dedesignated all hedges within its portfolio.
When the Company dedesignates a swap as a hedging instrument, the Company evaluates whether the forecasted transactions previously hedged by the interest rate swap are not probable of occurring and, if so, reclassifies the amount recorded in Accumulated other comprehensive income to Interest expense, net in the Consolidated Statements of Operations. When the Company determines that the forecasted transactions previously hedged by the interest rate swap are not probable of not occurring, the Company recognizes the amounts within Accumulated other comprehensive income related to the dedesignated interest rate swap into interest expense as the originally forecasted transactions affect earnings. All future changes in fair value of the dedesignated derivatives are reported immediately in earnings to Interest expense, net in the Consolidated Statements of Operations.
Refer to Note 12. Derivative Instruments for further details.

Income Taxes
The Company intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the Company will not meet the qualifying income exception and will not qualify to be treated as a partnership. If the Company does not meet the qualifying income exception, the members would then be treated as stockholders in a corporation, and the Company would become taxable as a corporation for U.S. federal income tax purposes under the Internal Revenue Code and would be required to pay income tax at corporate rates on its net taxable income. To the extent of the Company’s earnings and profits, the payment of the distributions would not be deductible by the Company, and distributions to members from the Company would constitute dividend income taxable to such members.
The Company conducts substantially all its operations through its wholly owned subsidiary, GREC, which is a corporation that is subject to federal, state, provincial, local and foreign income taxes based on income. Accordingly, most of its operations are subject to federal, state, provincial, local and foreign income taxes in the jurisdictions in which it operates. As of December 31, 2024 and 2023, including territories and provinces, the Company operates in 36 jurisdictions.
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
PTCs are recognized as wind energy from qualified projects is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. The tax benefits of PTCs are recognized as reductions to current income tax expense, unless limited by tax law, in which instance they are deferred tax assets with a carry forward period of 22 years. The Company recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service.
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
Leases
Leases are accounted for in accordance with ASC Topic 842, Leases (“ASC 842”), under which a lease is a contract, or part of a contract, which conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. The Company evaluates each arrangement at inception to determine if it contains a lease under ASC 842. The Company’s contracts determined to be or to contain a lease include explicitly or implicitly identified assets where the lessee has the right to control the use of the assets during the lease term.
The Company made an accounting policy election under ASC 842 not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. In determining this election, the Company excludes leases that contain an option to extend or renew the lease or to purchase the leased asset when the Company is reasonably certain of exercising that option. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease.
Future lease payments may include fixed rent escalation clauses or payments that depend on an index (such as the consumer price index). Certain leases require variable lease payments based on the amount of energy generation of the related assets, which are recorded in variable lease expense or revenue depending upon whether the Company is the lessee or lessor in the arrangement. Subsequent changes based on an index and other periodic market-rate adjustments to base rent are recorded in Direct operating costs on the Consolidated Statements of Operations in the period incurred.
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

The Company uses its IBR to determine the present value of lease payments as the Company’s leases do not have a readily determinable implicit discount rate. The IBR is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment.
Refer to Note 10. Leases for further details.
Concentration of Risk
The Company’s derivative financial instruments and PPAs potentially subject the Company to concentrations of credit risk. The maximum exposure to loss due to credit risk of counterparties to either: (i) the Company’s derivative financial instruments or (ii) the Company’s PPAs, would generally equal: (a) the fair value of derivative financial instruments presented in the Company’s Consolidated Balance Sheets or (b) the revenue otherwise expected to be earned under the terms of the PPAs. The Company manages this credit risk by maintaining a diversified portfolio of creditworthy counterparties.
The Company determines which customers, if any, comprise over ten percent of either revenue or accounts receivable. The Company had one customer from which revenue was 10.1% and 11.8% of total revenue for the year ended December 31, 2024 and the period from May 19, 2022 through December 31, 2022. The Company had no customers from which revenue exceeded ten percent of total revenue for the year ended December 31, 2023.
As of December 31, 2024, the Company had one customer from which the receivable balance was 28.3% of total accounts receivable. As of December 31, 2023, the Company had one customer from which the receivable balance was 24.4% of total accounts receivable.
Refer to Note 4. Revenue and Note 12. Derivative Instruments for further details.
Recent Accounting Pronouncements - Adopted
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-01, “Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” which provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. The amendments in ASU 2024-01 are effective for fiscal years beginning after December 15, 2024, with the early adoption permitted. The amendments may be applied either retrospectively or prospectively on the date of adoption. The Company elected to early adopt the amendments in ASU 2024-01 prospectively and applied this ASU to all new profits interest awards issued beginning January 1, 2024. The ASU did not have any impact on its Consolidated Financial Statements and related disclosures in relation to its existing share-based compensation arrangements as it was adopted prospectively.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its CODM uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, ASC 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU for the year ended December 31, 2024. Refer to Note 21. Segment Reporting for more information on the Company’s segments.

Recent Accounting Pronouncements - Not Yet Adopted
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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement (Subtopic 220-40): Reporting Comprehensive Income, Expense Disaggregation Disclosures,” which requires disclosures for a more detailed disaggregation of income statement expenses. ASU 2024-03 requires a public entity to report relevant expenses presented on the face of the income statement for continued operations such as: (i) purchases of inventory; (ii) depreciation; and (iii) intangible asset amortization. For public business entities, the amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and effective for interim periods beginning after December 15, 2027. The Company expects to adopt this standard in our fiscal year 2028 annual report. The Company is still evaluating the impact of this ASU and the impact on its Consolidated Financial Statements and related disclosures.
Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB ASC. ASUs issued which are not specifically listed above were assessed and have already been adopted in a prior period or determined to be either not applicable or are not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Note 3. Acquisitions and Divestitures
Acquisitions
In accordance with ASC 805, Business Combinations, for acquisitions in which the Company acquires assets, including intangible assets, and assumes liabilities that do not constitute a business, the amount of the purchase consideration is equal to the fair value of the net assets acquired. The purchase consideration, including transaction costs, is allocated to the individual assets and liabilities assumed based on their relative fair values.
Acquisition of Cider Assets
On July 30, 2024 (the “Closing Date”), the Company acquired 100% of the membership interests in Hecate Energy Cider Solar LLC (“Cider”), a nearly 680.0 MW development-stage solar asset with a planned completion date in the second half of 2026, for a total consideration of $55.1 million. The acquisition of Cider was accounted for as an asset acquisition in accordance with ASC 805. The seller was the borrower under a preexisting bridge loan agreement with the Company. As part of the acquisition purchase price, the Company was deemed to have received an amount of $44.2 million of the principal and interest outstanding under the bridge loan agreement as of the Closing Date, and the seller was deemed to have repaid to the Company in satisfaction of the principal and interest outstanding. Additionally, the Company paid cash consideration of $5.8 million on the Closing Date and assumed an additional liability due to the seller of $5.1 million as of the Closing Date, which was paid off during the third and fourth quarters of 2024. Refer to Note 7. Notes Receivable for additional information on the bridge loan agreement between the seller and the Company. The total consideration of $55.1 million was allocated on a relative fair value basis, all of which was allocated to Property, plant and equipment, net, which includes $1.7 million of land, on the Consolidated Balance Sheets as of December 31, 2024.
Concurrently, in conjunction with this acquisition, the Company, through its wholly owned subsidiary Cider Solar Construction Owner LLC, entered into an $81.0 million loan agreement with a syndicate of lenders. Refer to Note 11. Debt for additional discussion.
Management Internalization
On May 19, 2022, the Company completed a management internalization transaction pursuant to which it acquired substantially all of the business and assets including intellectual property and personnel of its external advisor, GCM, Greenbacker Administration and Greenbacker Development Opportunities Fund GP I, LLC (“GDEV GP”) (collectively, the “Acquired Entities”). All of the acquired business and assets were immediately thereafter contributed by the Company to GREC. Additionally, as a result of the Acquisition, the Company acquired a controlling interest in GDEV and, as such, in connection with the Acquisition, consolidated the results of operations and financial position of GDEV. Refer to Note 2. Significant Accounting Policies and Note 5. Variable Interest Entities for additional discussion, including the subsequent deconsolidation of GDEV.
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

The Earnout Shares are divided into three separate series, designated as “Tranche 1 Earnout Shares,” “Tranche 2 Earnout Shares,” and “Tranche 3 Earnout Shares.” The Earnout Shares comprised 4.4 million Tranche 1 Earnout Shares, 4.4 million Tranche 2 Earnout Shares, and 4.4 million Tranche 3 Earnout Shares (consisting of 0.4 million Class A Tranche 3 Earnout Shares and 4.0 million Class B Tranche 3 Earnout Shares). All of the Earnout Shares except for the Class B Tranche 3 Earnout Shares were considered purchase consideration in the Acquisition (see Share-based compensation below for further discussion of the Class B Tranche 3 Earnout Shares). Each separate series of Earnout Shares initially do not have the right to participate in any distributions payable by the Company. However, upon the achievement of separate benchmark quarter-end run-rate revenue targets applicable to each series, or upon the occurrence of certain liquidity events, each series of Earnout Shares can become “Participating Earnout Shares.” The run-rate revenue of the Company or GREC (the “Run Rate Revenue”) upon which the benchmark targets are based is determined primarily by the calculation of third-party management fee revenue during each quarter and additional capital raised from the closing of the Acquisition through December 31, 2025 (as may be extended to December 31, 2026 upon the achievement of certain Run Rate Revenue targets).
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

The aggregate purchase consideration transferred from the Company to Group LLC in exchange for the equity interests in the Acquired Entities totaled $335.0 million assuming the then share price of $8.798 per share, the last reported net asset value published by the Company on March 31, 2022. In accordance with ASC 805, the Company is required to determine the fair value of consideration transferred as of the Acquisition close date of May 19, 2022. The aggregate purchase consideration is valued at $294.1 million, which was paid in the form of the Class P-I shares (“Equity consideration” in the table below) and all of the Earnout Shares, except for the Class B Tranche 3 Earnout Shares (“Contingent consideration” in the table below) as described above. As of the Acquisition close date, the fair value of the Class P-I shares was determined to be $8.81 per Class P-I share. As of the Acquisition close date, the fair value of the contingent consideration was estimated to be $73.6 million, which is included in Contingent consideration, net of current portion on the Consolidated Balance Sheets. The Earnout Shares included in purchase consideration were classified as contingent consideration liabilities and are subject to recurring fair value measurements. As of December 31, 2024 and 2023, the fair value of the contingent consideration was $0.3 million and $42.3 million, respectively. The $42.0 million total change in fair value consisted of a $39.3 million change in fair value of contingent consideration liability and an additional $2.7 million change due to 0.3 million shares becoming participating in 2024. As of December 31, 2024, the Company does not expect the remaining amount of Earnout Shares to become participating before the end of the earnout period. The total changes in fair value of contingent consideration is included in Change in fair value of contingent consideration on the Consolidated Statements of Operations. The following is a summary of the purchase consideration, as well as the fair value of the NCI in GDEV GP and GDEV at the acquisition date:

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
The excess of the purchase price over the tangible and intangible assets acquired, and liabilities assumed was recorded as Goodwill on the Consolidated Balance Sheets. The Acquisition resulted in recorded goodwill of $221.3 million as a result of a higher consideration multiple paid driven by quality of the operations, including the workforce, and how the Company expects to leverage and scale the business to create additional value for its shareholders. As part of the purchase price allocation, the goodwill was allocated $200.3 million to the IPP segment and $21.0 million to the IM segment. As of October 1, 2024, the Company fully impaired the goodwill in the IPP reporting and IM reporting units. Refer to Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts for further discussion.
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
The fair values of the acquired trade accounts receivables, prepaid and other current assets, accounts payable and accrued expenses, and other current liabilities approximate their carrying values due to the short-term nature of the expected timeframe to collect the amounts due, realize the balances, or settle the amounts payable or accrued expenses. The related cash inflows or outflows are not expected to materially vary from the contractual amounts.
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
Refer to Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts for additional information on the Company’s goodwill and intangible assets.
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
EO Holder had 4.0 million equity awards authorized to be issued, and in connection with the above described issuances to employees of the Company, issued 3.2 million in awards as of December 31, 2023, to all employees of the Company. The EO Holder equity awards issued (“EO Awards”) are equity classified, and compensation expense is based on the grant-date fair value of the GB EO Holder equity awards, $10.96 per share, which was based on the grant-date fair value of the Class B Tranche 3 Earnout Shares held by EO Holder. EO Awards shall vest in one, two or three tranches over a service period ranging from one, two, three years or longer, depending on whether and when certain run rate revenue levels are achieved as described above for the Class B Tranche 3 Earnout Shares. Compensation expense was amortized using the graded vesting approach over estimated vesting periods determined by the performance outcome considered probable to achieve. As of December 31, 2024, the Company determined that it was improbable that any of the run rate levels would be achieved and therefore that any of the remaining EO Awards would become participating. As a result, the Company reversed all previously recognized compensation expense related to the EO Awards. Refer to Note 16. Related Parties and Note 19. Share-based Compensation for additional details.
In addition, prior to the Acquisition, GDEV GP and GDEV GP II had issued carried interest to GREC as the initial investor in GDEV and to certain employees of GCM that provided services to GDEV GP and GDEV GP II. The carried interest units held by GREC were sold to a third-party investor as part of the sale of GREC’s interest in GDEV on November 18, 2022. Holders of carried interest receive distributions based on carried interest received by GDEV GP and GDEV GP II from GDEV and GDEV II once the management fee shortfall has been reduced to zero. Vesting among employees is based on the continued service of the participant. There was no change to the carried interest holdings as a result of the Acquisition. The Company accounts for the carried interests issued to employees in accordance with ASC Topic 710, Compensation—General (“ASC 710”). Refer to Note 19. Share-based Compensation for additional information.
Other Acquisitions
During the year ended December 31, 2023, the Company acquired membership interests in 18 renewable energy projects all of which were either in development or under construction, for total consideration of $41.4 million. For the year ended December 31, 2023, $37.1 million was allocated on a relative fair value basis to the assets acquired to Property, plant and equipment, net, with the remainder allocated to Intangible assets, net on the Consolidated Balance Sheets. Intangible assets acquired were favorable PPA assets with a weighted-average amortization period of 21.6 years.
During the period from May 19, 2022 through December 31, 2022, the Company acquired membership interests in 30 renewable energy projects, all of which were either in development or under construction, for total consideration of $76.3 million. The purchase price of the assets acquired during the year ended December 31, 2022 was allocated on a relative fair value basis as follows:

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
Other than described above, the Company did not acquire any other membership interests during the year ended December 31, 2024.
Contingent Consideration
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects’ reaching milestones as specified in the acquisition agreements. As of December 31, 2024 and 2023, the Company has recorded a liability of $15.3 million and $16.5 million, respectively, within Contingent consideration, current on the Consolidated Balance Sheets related to these agreements.
Divestitures
Eagle Valley Clean Energy LLC
On April 17, 2024, Eagle Valley Clean Energy LLC ("EVCE") filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Colorado (the “Bankruptcy Filing”). The Bankruptcy Filing does not include GREC LLC, GREC or any of its other subsidiaries as debtors or guarantors.
As a result of the Bankruptcy Filing, the Company was no longer deemed to have a controlling financial interest in EVCE in accordance with ASC Topic 810. As a result, EVCE was deconsolidated from the Company’s Consolidated Financial Statements as of April 17, 2024. The effect of such deconsolidation was the removal of the assets and liabilities of EVCE totaling $8.1 million and $16.3 million, respectively, from the Company’s Consolidated Balance Sheets. EVCE’s deconsolidated outstanding liabilities included the carrying value of its loan. The outstanding principal on the loan was $35.5 million, but the loan was written down to its fair value as part of the Acquisition completed on May 19, 2022 (as defined in Note 18. Equity) and had a carrying value of $10.9 million as of the date of the deconsolidation. The Company does not expect to repay the loan as a result of the Bankruptcy Filing. Refer to Note 11. Debt for additional information regarding deconsolidation of EVCE.
Upon deconsolidation, the Company recognized a gain of $8.2 million in the second quarter of 2024 related to the removal of EVCE’s assets and liabilities from the Company’s Consolidated Balance Sheets and reported the gain in Gain on deconsolidation, net within the Consolidated Statements of Operations. As of December 31, 2024, due to the deconsolidation, the Company recorded a receivable from EVCE of $3.2 million related to an existing intercompany funding and immediately recorded a reserve of $2.5 million representing an allowance for credit losses for the amount of receivable not considered collectible. The reserve was included in Gain on deconsolidation, net within the Consolidated Statements of Operations. The Company currently has no remaining equity interest in EVCE subsequent to the voluntary petition.
Illinois Winds LLC
In the second quarter of 2024, the Company entered into a Membership Interest Purchase and Sale Agreement (“MIPSA”) to sell its membership interest in Illinois Winds LLC to Greenbacker Renewable Energy Company II, LLC (“GREC II”). As a result of GREC II obtaining the financing for the project in the fourth quarter of 2024, the Company no longer had a repurchase option as per the terms of the contract and therefore deconsolidated Illinois Winds LLC. Refer to Note 5. Variable Interest Entities for additional information on the sale of Illinois Winds LLC and subsequent deconsolidation.

Note 4. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as reported in the Consolidated Statements of Operations:

(in thousands)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Energy sales	$156,908	$138,530	$86,187
RECs and other incentives	28,317	20,771	15,409
Investment Management revenue	18,757	13,490	1,919
Other revenue	6,085	8,434	7,506
Contract amortization, net	(14,301)	(8,060)	(10,529)
Total net revenue	195,766	173,165	100,492
Add: Contract amortization, net	14,301	8,060	10,529
Less: Lease revenue	(10,096)	(10,147)	(6,026)
Less: Investment, dividend and interest income	(5,694)	(7,760)	(7,512)
Total net revenue from contracts with customers	$194,277	$163,318	$97,483
Contract Amortization, net
Intangible assets and out-of-market contracts recognized from PPA and REC contracts assumed through acquisitions related to the sale of energy in future periods for which the fair value has been determined to be less or (more) than market, are amortized to revenue over the term of each underlying contract on a straight-line basis.
Contract Balances
The Company’s billing practices are dictated by the contract terms and are typically done in arrears based upon the amount of power delivered in the prior period.
The Company did not record any contract assets as of December 31, 2024 and 2023, as none of its rights to payment were subject to a particular event other than passage of time. Included within the Accounts receivable, net balance on the Consolidated Balance Sheets, the Company had a receivable balance of $25.9 million and $19.9 million related to contracts with customers as of December 31, 2024 and 2023, respectively. The Company had a receivable balance of $25.1 million related to contracts with customers as of May 19, 2022.
The Company has contract liabilities related to amounts received in advance from certain PPA customers upon the related solar projects reaching commercial operations date (“COD”). As of December 31, 2024 and 2023, the Company recorded $5.2 million and $3.6 million, respectively, of contract liabilities in Other noncurrent liabilities in the Consolidated Balance Sheets. For the year ended December 31, 2024, the Company’s amortization due to contract liabilities was $0.5 million. The Company’s amortization due to contract liabilities was not material for the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract (i.e., commissions) are recognized as an asset if the Company expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The Company has capitalized $4.4 million and $3.9 million in costs to obtain a contract as of December 31, 2024 and 2023, respectively, within Other noncurrent assets in the Consolidated Balance Sheets. The Company’s amortization related to costs to obtain a contract was not material for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022.

Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of December 31, 2024, the Company had $8.1 million of remaining performance obligations.
The following table includes the approximate amounts expected to be recognized related to remaining performance obligations for each of the next five years and thereafter:

(in thousands)
Period ended December 31,	Amount
2025	$2,147
2026	1,978
2027	877
2028	876
2029	876
Thereafter	1,332
Total	$8,086

Note 5. Variable Interest Entities
Consolidated Variable Interest Entities
The Company assesses entities for consolidation in accordance with ASC 810 and consolidates entities that are VIEs for which the Company has been determined to be the primary beneficiary. The Company does not recognize any gain or loss on the initial consolidation of any of its VIEs.
Tax Equity Investors
The Company, through various wholly owned subsidiaries, is the managing member in 14 tax equity partnerships where the other members are Tax Equity Investors under tax equity financing facilities. Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates, that use these investments to reduce future tax liabilities. Refer to Note 17. Noncontrolling Interests and Redeemable Noncontrolling Interests for further discussion. These entities generate income through renewable energy and sustainable development projects primarily within North America. The entities represent a diversified portfolio of income-producing renewable energy power facilities that sell power under long-term electricity contracts to offtakers with high credit quality, such as utilities, municipalities, and corporations. The Company has determined that these tax equity partnerships are VIEs because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company is the primary beneficiary of these tax equity partnerships because: (1) through its role as managing member of these tax equity partnerships, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs, and (2) the Company has the obligation to absorb losses and the right to receive benefits that could potentially be more than insignificant to these VIEs. Therefore, the Company consolidates these VIEs.
As of December 31, 2024, the assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.8 billion and $288.0 million, respectively. As of December 31, 2023, the assets and liabilities of the consolidated tax equity partnerships totaled approximately $1.5 billion and $283.4 million, respectively. The assets largely consisted of property, plant and equipment, and the liabilities primarily consisted of out-of-market contracts.
Illinois Winds LLC
In the second quarter of 2024, the Company entered into a MIPSA to sell its membership interest in Illinois Winds LLC to Greenbacker Renewable Energy Company II, LLC (“GREC II”). As a part of the MIPSA, GREC II paid no cash consideration to the Company at closing of the transaction (the “Closing”). The total purchase price was subject to repricing based on certain variables associated with the project, such as build costs, forecasted production, and financing assumptions. The purchase price included a reimbursement of construction costs paid by the Company plus a development fee that was subject to repricing, payable in two installments at certain construction milestones. The development fee was a payable depending on the changes to certain inputs to the calculation of the development fee. On November 21, 2024, GREC II obtained financing and paid the Company $35.9 million of the construction reimbursement component of the purchase price. Although, GREC II obtained the construction financing after the due date of October 31, 2024, the Company did not exercise its rights to repurchase the asset. The total reimbursement of construction costs was expected to be $40.1 million, of which the Company has received $36.6 million as of December 31, 2024. The remaining $3.5 million to be received related to the construction reimbursement payment is recorded within Other current assets on the Consolidated Balance Sheets. The development fee was estimated to be a payable of $9.0 million and was recorded within Contingent consideration, current on the Consolidated Balance Sheets as of December 31, 2024 and the current estimated loss on sale is recorded within Direct operating costs within the Consolidated Statements of Operations. The Company expects the development fee to be finalized and paid in the first half of 2025.
The Company determined at the time of the Closing that it retained a controlling variable financial interest in Illinois Winds LLC due to the Company’s repurchase option and the level of control by GCM of GREC II, and therefore, continued to consolidate the assets and liabilities of Illinois Winds LLC as a VIE. As a result, the Company recorded a non-cash contribution from noncontrolling interests equal to Illinois Winds LLC’s equity at the time of the Closing in the amount of $40.8 million, a cash contribution from noncontrolling interests related to outstanding payables of Illinois Winds LLC in the amount of $26.3 million as of the Closing. In addition, the Company recorded an additional $49.1 million as a non-cash contribution from noncontrolling interests for construction costs incurred subsequent to the Closing for Illinois Winds LLC. On November 21, 2024, the Company deconsolidated Illinois Winds LLC due to GREC II obtaining the financing for the project, and the Company not exercising its repurchase option as per the terms of the contract. As a part of the deconsolidation, the Company removed $117.0 million of Property, plant and equipment, net, $1.5 million of ARO liability, and $0.5 million of Other current assets as well as the associated membership interests of $116.0 million that were recorded within Noncontrolling interests on the Consolidated Balance Sheets. The Company recognized a loss of $12.7 million on the sale of Illinois Winds LLC, which consisted of the $9.0 million development fee payable and noncash costs incurred by the Company to develop the project that were not reimbursed as part of the sale.

Unconsolidated Variable Interest Entities
GDEV I
Prior to the sale of GREC’s interest in GDEV on November 18, 2022, GDEV was a consolidated subsidiary of the Company. GDEV’s purpose is to make private equity and development capital investments in the sustainable infrastructure industry. Prior to the Acquisition, GREC made a direct equity investment in GDEV. As the initial investor, GREC was awarded a 10.00% carried interest participation in GDEV GP, GDEV’s general partner. On May 19, 2022, in conjunction with the Acquisition, the Company assumed GDEV GP's additional equity interest in GDEV and gained control over GDEV GP under the VIE model. As a result, the results of operations of GDEV were consolidated with the Company. On November 18, 2022, GREC sold its investment in GDEV to an unrelated third party. As of December 31, 2024 and 2023, GDEV GP held 2.00% and 2.80%, respectively, of the interests in GDEV. The Company determined that it is no longer the primary beneficiary of GDEV. Therefore, the Company no longer consolidates GDEV. See Note 2. Significant Accounting Policies for additional information on the deconsolidation. After the deconsolidation, management determined that the Company can still exert significant influence over operating and financial policies because of its ownership of GDEV GP. Accordingly, the Company accounts for its investment in GDEV as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV I is equal to $3.0 million, which is the sum of the Company’s existing investment in GDEV I and the remaining commitments to GDEV I, less the portion attributable to the noncontrolling interest in GDEV GP.
As previously discussed in Note 2. Significant Accounting Policies, GDEV presents its stand-alone financial statements in accordance with ASC 946. In accordance with ASC 946, when a company that follows ASC 946 is consolidated into financial statements of a company that does not follow ASC 946, the results of operations and statement of position of the investment company continue to be presented in accordance with ASC 946. As such, during the period in which the Company consolidated GDEV, the results of operations and statement of position of GDEV were presented in accordance with ASC 946.
GDEV II
On November 15, 2022, the Company, through its majority-owned subsidiary Greenbacker Development Opportunities GP II, LLC (“GDEV GP II”), made an investment in Greenbacker Development Opportunities Fund II, LP and Greenbacker Development Opportunities Fund II (B) LP (together “GDEV II”) totaling $0.7 million. GDEV II was launched to make private equity and development capital investments in the sustainable infrastructure industry. The Company determined that GDEV II is a VIE but that it is not the primary beneficiary. However, the Company can exert significant influence over operating and financial policies of GDEV II because of its ownership of GDEV GP II, which is GDEV II’s general partner. Accordingly, GDEV GP II, which is a consolidated subsidiary of the Company, accounts for its investment in GDEV II as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost.
As of December 31, 2024, GDEV GP II held a combined 1.96% of the interests in GDEV II. The Company’s maximum exposure to loss as a result of its involvement with GDEV II is $4.6 million, which is GDEV GP II’s total capital commitment to GDEV II, less the portion of the capital commitment attributable to the noncontrolling interest in GDEV GP II.
Aurora Solar
During February 2016, Aurora Solar Holdings, LLC (“Aurora Solar”) was formed to develop, construct, own, finance, and operate a portfolio of 16 solar projects. As of December 31, 2024, the Company’s investment represented 49.00% of Aurora Solar’s issued and outstanding common shares. The Company determined that Aurora Solar is a VIE but that it is not the primary beneficiary. Accordingly, the Company accounts for its investment in the common shares of Aurora Solar as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss is equal to the fair value of its investment in Aurora Solar.

OYA
The Company owned 50.00% of the issued and outstanding equity shares of OYA-Rosewood Holdings LLC, a portfolio of 8 solar projects, originally consisting of 19 solar projects, as of December 31, 2024. The Company previously accounted for its investment in the preferred shares of OYA as an equity method investment and elected the fair value option as management deemed fair value to be more relevant than historical cost. On November 6, 2024, OYA and certain of its affiliates filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Delaware. Also on November 6, 2024, prior to the filing of the Bankruptcy Petitions filing, OYA and a third-party bidder entered and agreed to the terms of a form of “stalking horse” asset purchase agreement and a form of Secured Debtor-in-Possession Financing Agreement for certain of OYA's assets. As a result of the Bankruptcy Petitions, the Company no longer has significant influence over OYA, and the investment in OYA therefore no longer qualifies as an equity method investment. However, because the Company previously elected the fair value option to account for its investment in OYA, the Company will continue to fair value its investment in OYA at the end of each reporting period. The Company’s maximum exposure to loss as of December 31, 2024 includes the current value of its investment in OYA and the guaranteed amounts discussed in the following paragraphs. Pursuant to the amended and restated limited liability company agreement of OYA, the other 50.00% member has indemnified the Company against any draws or demands under these guarantees. Since the Company has elected the fair value option to account for its investment in the preferred shares of OYA, the Company has also elected to measure all of its other financial interests in OYA at fair value, including these guarantees. As of December 31, 2024 and 2023, the fair value of the guarantees is zero.
On October 26, 2023, the Company received proceeds of $3.7 million as a result of the sale of the membership interests in nine of its underlying projects pursuant to a sale proceeds sharing agreement between the Company, OYA’s parent company, and other financing parties. On July 11, 2024, OYA sold the membership interests in two additional underlying projects. The Company received proceeds of $6.6 million as a result of this sale.
Prior to 2023, certain subsidiaries of OYA entered into tax equity partnerships with investor members pursuant to which the Company, along with the parent company of the other 50.00% member of OYA, provided guarantees to the tax equity investor members in certain of these partnerships for the payment and performance of all obligations of these subsidiaries under the terms of the relevant contracts. In 2023, two of these arrangements were terminated resulting in the termination of the associated guarantee. Under the remaining guarantee, the maximum potential amount of future payments that the Company could be required to make is $19.5 million, with certain exceptions in which case the limit would not apply. The guarantee will remain in full force and effect until: (1) the termination of the limited liability company agreement of the tax equity partnership, (2) the transfer of the tax equity investor members’ membership interests, and/or (3) the obligations under the guarantee are performed in full, depending on the specific terms of the guarantee. On March 11, 2025, this guarantee was terminated and released and replaced with a new guarantee of any tax credit recapture related to the projects in the tax equity partnership, up to a maximum of $1.5 million, decreasing by $0.5 million each year. The replacement guarantee has a term of three years, through March 11, 2028.
In addition, certain subsidiaries of OYA entered into two separate financing agreements with certain financial institutions, one of which was terminated in association with the payoff of the related loan in the sale on July 11, 2024. The Company provided guarantees of certain obligations under the loan agreements upon the occurrence and continuance of a trigger event. The Company is only obligated to perform in the event that the parent company of the other 50.00% member fails to perform under its guarantees. The Company is not able to quantify the maximum potential amount of future payments that the Company could be required to make under these guarantees. The subsidiaries of OYA currently have outstanding loans with a principal amount of approximately $31.5 million as of December 31, 2024. The remaining guarantee terminated in association with the payoff of the related loan in the sale on March 11, 2025. The loan associated with the terminated guarantee had a principal amount of $7.6 million on the sale date and had a maturity date in 2029.
On August 22, 2023, the Company provided an additional guarantee to one of the financial institutions in which the Company agreed to fund remaining construction costs for certain underlying projects for the maximum amount of $18.2 million as well as excess construction loans upon term conversion in the maximum amount of $1.2 million. On October 4, 2023, the Company funded $1.2 million of construction costs pursuant to a call under this guarantee. The Company recovered $1.0 million of this amount through the sale of nine of the projects previously owned by OYA on October 26, 2023. In association with the sale in October 2023, this guarantee was terminated.
During 2024, the Company loaned an affiliate of OYA $7.1 million by becoming a party to an amended existing loan agreement between GDEV I, an affiliate of the Company, certain other unrelated lenders, and the OYA affiliate. The amended loan agreement allows the Company to provide additional loans to OYA, which was due on December 23, 2024 and bore interest at 12.00%.

Note 6. Fair Value Measurements and Investments
In accordance with ASC 820-10, the Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.
The Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of the following dates:

	Fair Value as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$116,127	$—	$116,127
Derivative liabilities	—	(160)	—	(160)
Investments at fair value	—	—	74,136	74,136
Contingent consideration	—	—	(300)	(300)
Total	$—	$115,967	$73,836	$189,803

	Fair Value as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$142,168	$—	$142,168
Derivative liabilities	—	(5,833)	—	(5,833)
Investments at fair value	—	—	94,878	94,878
Contingent consideration	—	—	(42,307)	(42,307)
Total	$—	$136,335	$52,571	$188,906
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value using Level 3 inputs in the Consolidated Financial Statements as of December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022 using significant unobservable inputs:

(in thousands)	Investments at fair value	Contingent consideration	Other investments	Total
Balance as of May 19, 2022	$86,578	$—	$3,847	$90,425
Acquired and consolidated in the Acquisition	—	(73,600)	38,588	(35,012)
Purchases	5,475	—	29,326	34,801
Sales and deconsolidation	1,974	—	(73,632)	(71,658)
Change in fair value of investments, net	(1,473)	—	1,871	398
Change in contingent consideration	—	(2,100)	—	(2,100)
Balance as of December 31, 2022	$92,554	$(75,700)	$—	$16,854
Purchases	5,298	—	—	5,298
Return of capital	(3,906)	—	—	(3,906)
Change in fair value of investments, net	932	—	—	932
Change in contingent consideration	—	603	—	603
Reclassification of participating Earnout Shares	—	32,790	—	32,790
Balance as of December 31, 2023	$94,878	$(42,307)	$—	$52,571
Purchases	734	—	—	734
Return of capital	(6,775)	—	—	(6,775)
Change in fair value of investments, net	(14,701)	—	—	(14,701)
Change in contingent consideration	—	39,348	—	39,348
Reclassification of participating Earnout Shares	—	2,659	—	2,659
Balance as of December 31, 2024	$74,136	$(300)	$—	$73,836
The tables above do not include the Company’s financial assets and liabilities that are not measured at fair value, including the Company’s contingent consideration payable related to its Illinois Winds LLC variable interest entity. Refer to Note 5. Variable Interest Entities for additional information on the Company’s contingent consideration payable.

The Company does not have any non-financial assets or liabilities measured at fair value as of December 31, 2024. There were no transfers between Levels 1, 2, or 3 for the year ended December 31, 2024.
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
In addition, during the fourth quarter, the Company entered into an option contract with a counterparty for the right, but not the obligation, enter into an interest rate swap with the counterparty in exchange for a premium price of $2.6 million. The option expires on March 27, 2025. The option is classified as Level 2 in the fair value hierarchy and if the Company exercises its option to enter into the interest rate swap, it will be classified as Level 2 in the fair value hierarchy. Refer to Note 12. Derivative Instruments for further detail.
Investments at fair value
In the table above, certain equity method and other investments included within investments at fair value may be valued at the purchase price for a period of time after an acquisition as the best indicator of fair value. In addition, certain valuations of investments may be entirely or partially derived by reference to observable valuation measures for a pending or consummated transaction. In the absence of quoted prices in active markets, the Company uses a variety of techniques to measure the fair value of its investments. The methodologies incorporate the Company’s assumptions about the factors that a market participant would use to value the investment. The various unobservable inputs used to determine the Level 3 valuations may have similar or diverging impacts on valuation. Significant increases and decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements. Refer to Unconsolidated Variable Interest Entities in Note 5. Variable Interest Entities for additional information on the Company’s investments at fair value.
The following table quantifies the significant unobservable inputs used in determining the fair value of equity method investments as of December 31, 2024. The weighted averages are calculated based on the relative fair value of each investment as of December 31, 2024:

Unobservable Input	Input/Range
Aurora Solar - Discount rate	7.8%
Aurora Solar - kWh production	0.5%
Aurora Solar - Estimated remaining useful life	28 years

OYA - Discount rate	25%
OYA - Attrition	25%-50%
OYA - Price per watt	$0.30-$0.50
Prior to the deconsolidation of GDEV as discussed in Note 2. Significant Accounting Policies, the Company’s investments included the results of consolidating the financial position and results of operations of GDEV. The Company, through its majority-owned subsidiary GDEV GP, continues to hold an investment in GDEV as of December 31, 2024 and 2023. The Company accounts for this investment as an equity method investment.
As discussed in Note 5. Variable Interest Entities, the Company through its majority-owned subsidiary GDEV GP II made an investment in GDEV II on November 15, 2022. The Company accounts for this investment as an equity method investment.
As of December 31, 2024, the Company has unfunded commitments to GDEV I and GDEV II of $0.2 million and $1.0 million, respectively. The investments in GDEV I and GDEV II represent investments in a partnership in which no partner is permitted to make a withdrawal of any of its capital contributions. GDEV GP and GDEV GP II are required to cause the respective partnerships to distribute amounts available for distribution to the partners within 90 days of the receipt of such amounts.
The following table presents the fair value for each of the Company’s investments at fair value as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Aurora	$60,348	$72,962
OYA	5,913	16,229
GDEV I	3,771	4,137
GDEV II	4,104	1,550
Total investments at fair value	$74,136	$94,878
Investments at fair value are recorded in Investments, at fair value on the Consolidated Balance Sheets.
The following table presents the change in Total Change in fair value of investments, net for each of the Company’s investments for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022:

(in thousands)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Aurora	(12,614)	1,623	(1,722)
OYA	(3,732)	(1,782)	—
GDEV(1)	(292)	1,124	2,132
GDEV II	1,937	(33)	(12)
Total Change in fair value of investments, net	(14,701)	932	398
(1)Includes $1.9 million related to GDEV from May 19, 2022 to November 17, 2022 prior to the deconsolidation, and $0.2 million related to GDEV subsequent to the deconsolidation.
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
The following table presents the change in fair value of contingent consideration for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022:

(in thousands)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Change in fair value of contingent consideration	(39,348)	(603)	2,100
The change in the fair value of contingent consideration is recorded within Change in fair value of contingent consideration on the Consolidated Statements of Operations.
For the years ended December 31, 2024 and 2023, $2.7 million and $32.8 million, respectively, of contingent consideration was settled with the participation of a certain amount of Earnout Shares, which were issued in connection with the Acquisition. The amount was reclassified from Contingent consideration, net of current portion to Common shares, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. Refer to Note 18. Equity for further detail.

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
The following quantifies the significant unobservable inputs used to determine the fair value of contingent consideration as of December 31, 2024:

Unobservable Input	Input/Range
Risk-Free Rate Over Earnout Term	4.2%
Revenue Discount Rate	9.0%
Annualized Revenue Volatility	17.5%
Annualized Share Price Volatility	30.0%
Quarterly Revenue / Share Price Correlation	40.0%

Note 7. Notes Receivable
The Company’s notes receivable consist of the following:

(dollars in thousands)	December 31, 2024	December 31, 2023	Year of origination	Interest rate	Maturity date
Notes receivable, current
Cider	$—	$25,749	2022	8.00%	7/31/2024(1)
Shepherds Run	—	2,742	2020	8.00%	3/31/2024(2)
Kane Warehouse	121	—	2015	10.25%	2/24/2025
OYA	7,084	—	2024	12.00%	12/23/2024(3)
Total notes receivable, current	$7,205	$28,491
Notes receivable, noncurrent
New Market	$5,008	$5,008	2019	9.00%	9/30/2022(4)
SE Solar	—	5,010	2019	9.00%	5/31/2023(5)
Kane Warehouse	—	166	2015	10.25%	2/24/2025
Total notes receivable, noncurrent	$5,008	$10,184
Loan reserve(6)	(1,000)	(2,000)
Total notes receivable	$11,213	$36,675
(1)Subsequent to December 31, 2023, the Company loaned an additional aggregate amount of $12.7 million to Hecate Energy Cider Solar LLC. On July 30, 2024, the Company acquired 100% of the membership interests in Hecate Energy Cider Solar LLC. As part of the acquisition purchase price, the Company was deemed to have received an amount of $44.2 million of the principal and interest outstanding for the bridge loan agreement as of the closing date, and the seller was deemed to have repaid to the Company in satisfaction of the principal and interest outstanding. Refer to Note 3. Acquisitions and Divestitures for additional information.
(2)The note receivable was paid in full on April 5, 2024.
(3)During the third and fourth quarter of 2024, the Company loaned an affiliate of OYA $7.1 million, by becoming a party to an amended existing loan agreement between GDEV I, an affiliate of the Company, certain other unrelated lenders, and the OYA affiliate. The amended loan agreement allowed the Company to provide additional loans to OYA, which were due on December 23, 2024 and bear interest at 12.00%. On November 6, 2024, OYA and certain of its affiliates filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Delaware. Given the seniority of the loan in the bankruptcy process, the Company has not recorded any reserves for the note as the Company has determined that no reserve is required for this note for the year ended December 31, 2024. However, the Company has recorded a total loss of $3.7 million in the year ended December 31, 2024 on its investment in OYA. This assessment reflects the prioritization of the loan over the investment in the bankruptcy proceedings and the overall impact of the bankruptcy on the Company’s interests in OYA and its affiliates. Refer to Note 5. Variable Interest Entities for additional information on OYA.
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
(6)As of December 31, 2024, New Market has not been repaid. During the year ended December 31, 2023, the Company recorded a reserve representing an allowance for credit losses for the estimated uncollectible portion of this note in the amount of $1.0 million. The Company has determined that no additional reserve is required for this note for the year ended December 31, 2024.
The notes receivable, current are recorded within Other current assets on the Consolidated Balance Sheets. The notes receivable, noncurrent are recorded within Other noncurrent assets on the Consolidated Balance Sheets. Notes receivable are recorded at amortized cost and exclude interest receivable. As of December 31, 2024, interest receivables of $0.3 million and $1.9 million, were recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets. As of December 31, 2023, interest receivables of $6.3 million and $3.9 million were recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets.

Note 8. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

(in thousands)	December 31, 2024	December 31, 2023
Land	$23,283	$23,473
Plant and equipment	1,873,801	1,732,499
Asset retirement cost	32,640	31,638
Finance right-of-use asset	65	65
Construction-in-progress	437,335	439,439
Other	561	262
Total property, plant and equipment	$2,367,685	$2,227,376
Accumulated depreciation	(135,199)	(93,499)
Property, plant and equipment, net	$2,232,486	$2,133,877
Construction-in-progress includes $91.8 million and $106.3 million of development costs as of December 31, 2024 and 2023, respectively.
The following table presents Depreciation expense recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022:

(in thousands)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Depreciation expense	$71,125	$113,899	$31,619
During the year ended December 31, 2024, the Company recognized impairment of long-lived assets of $74.8 million. Impairment of $6.1 million was recorded during the first quarter of 2024 due to a change in state regulations that impacted the earnings potential of six projects in one state. The impairment analysis indicated that the projected future cash flows for certain projects no longer supported the recoverability of the carrying value of the related long-lived assets. The fair value of the assets was determined using a current replacement cost approach. This charge was recorded to the Company’s IPP segment. The impairment of $12.9 million recorded during the third quarter of 2024 primarily related to two development-stage projects due to the termination of the PPAs by the offtaker subsequent to September 30, 2024 as a result of events of default for failure to meet existing contractual milestones under the applicable PPA as of September 30, 2024. The impairment analysis indicated that the projected future cash flows for the projects no longer supported the recoverability of the carrying value of the related long-lived assets. The fair value of the assets was determined using an income approach. The impairment charge of $12.9 million consisted of a $6.3 million impairment for the plant and equipment presented within Property, plant and equipment, net, a $3.1 million impairment on ROU assets and assets associated with upfront payments that were due to the offtaker presented within Other current assets, and a $3.5 million impairment related to favorable PPA contracts presented within Intangible assets, net reported on the Consolidated Balance Sheets. During the fourth quarter of 2024, the Company recognized impairment of long-lived assets of $5.4 million related to solar modules determined not to be recoverable either through use in the construction of projects or sale to third parties. The Company determined it was more likely than not that the modules would be sold or otherwise disposed of significantly before the end of their previously estimated useful lives, which resulted in their impairment. However, the Company concluded the modules did not meet the criteria to be classified as held for sale as of December 31, 2024. The fair value of the solar modules was determined using a market approach. These charges were recorded in Impairment of long-lived assets, net and project termination costs on the Consolidated Statements of Operations. The Company also partially impaired certain intangible assets and recognized an impairment of $50.4 million related to intangible assets in the IM reporting segment during the fourth quarter. Refer to Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts for additional information.
In conjunction with the impairment charges related to two development-stage projects due to the termination of the PPAs by the offtaker, the Company accrued $13.6 million in termination charges that are due to the offtaker as a result of the termination under the terms of the PPA contract. The termination charges were accrued in Accounts payable and accrued expenses on the Consolidated Balance Sheets and Impairment of long-lived assets, net and project termination costs on the Consolidated Statements of Operations. The charges were recorded in the IPP segment.

During the year ended December 31, 2023, the Company recognized impairment of long-lived assets of $59.3 million associated with a certain renewable energy asset of which, $7.3 million was associated with the plant and equipment asset, and the remainder of which was associated with the related favorable PPA contracts. This charge was recorded to the Company’s IPP segment. The impairment analysis reviewed certain qualitative factors as well as the results of long-term operating expectations and the asset’s carrying value to determine if impairment indicators were present. The impairment analysis indicated that the projected future cash flows for the project no longer supported the recoverability of the carrying value of the related long-lived assets. The fair value of the asset was determined using an income approach by applying a discounted cash flow methodology to the updated long-term budget for the asset. The income approach included key inputs such as forecasted merchant power prices, operations and maintenance expense, and discount rates. The resulting fair value is a Level 3 fair value measurement.
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
During 2023, the Company entered into a module supply and purchase agreement (“MSPA”) with a third-party vendor in which the Company agreed to purchase 107 MW of solar panels for a total purchase price of $39.2 million. Subsequently in 2023, the Company informed the vendor to terminate purchase orders for solar panels that had not yet been delivered with a total purchase price of $33.1 million in order to acquire the panels needed for its development and construction pipeline from a different vendor. The vendor disputed the Company’s right to terminate these purchase orders. Effective September 30, 2024, the Company and the vendor entered into a settlement agreement, pursuant to which the Company will not receive any future deliveries but forfeited upfront payments of $16.6 million that had been made to the vendor as 50% deposits associated with those purchase orders. Under the settlement agreement, the Company received a credit of approximately $0.6 million for the amounts due to the vendor for solar panels that had been delivered. As a result of the settlement, the Company wrote off the advanced deposit recorded in Property, plant and equipment, net and recorded a charge of $16.0 million in Direct operating costs on the Consolidated Statements of Operations.
In 2023, the Company engaged in three wind repower projects where the existing assets were retrofitted with new and/or refurbished technology, including erecting taller, more efficient wind turbines to increase productivity. Depreciation of fixed assets replaced was accelerated between the mobilization milestone date in the related EPC contract and the date of de-electrification of the project site. In the second quarter of 2023, the Company began accelerating depreciation on three projects, resulting in $51.9 million of additional depreciation during the year ended December 31, 2023.
The Company did not recognize any impairment charges on long-lived assets for the period from May 19, 2022 through December 31, 2022.

Note 9. Goodwill, Other Intangible Assets and Out-of-market Contracts
Goodwill
The Company tests goodwill for impairment annually, or more frequently, if certain changes in circumstances indicate a possibility that an impairment may exist. Factors to consider that indicate an impairment may exist are: the macroeconomic conditions, industry and market considerations such as a significant adverse change in the business climate, cost factors, overall financial performance such as current-period operating results or cash flow declines combined with a history of operating results or a projection/forecast that demonstrates declines in the cash flow or the inability to improve the operations to forecasted levels, and any entity-specific events.
If the Company determines that it is more likely than not that the fair value of the reporting unit is less than the carrying amount as part of its qualitative assessment, a quantitative assessment of goodwill is required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is less than the carrying value, goodwill is considered impaired and a charge is recognized as an impairment of goodwill in the consolidated statements of operations. During the fourth quarter 2024, the Company elected to bypass the qualitative assessment as outlined in ASC 350 and performed its annual quantitative impairment test as of October 1, 2024 using the income approach to estimate each reporting unit’s fair value. A discounted cash flow analysis (income approach) was utilized to determine the fair value of each reporting unit. Using the quantitative approach, the Company made various estimates and assumptions in determining the estimated fair value of each reporting unit. Assumptions inherent in the valuation methodologies included estimates of future projected business results, long-term growth rates, and the weighted-average cost of capital. Significant assumptions utilized in the impairment analysis included the weighted-average cost of capital and terminal growth rates for each reporting unit.
As a result of the quantitative test, the Company fully impaired goodwill and recognized an impairment charge of $200.3 million and $21.0 million in the goodwill allocated to the IPP reporting unit and IM reporting unit, respectively, on the Consolidated Statements of Operations. The impairment charges were due to a deterioration in macroeconomic conditions, including a tightening of capital markets, increased volatility impacting the Company’s ability to raise capital, increased interest rates, inflationary pressures, and broader economic uncertainty. The cumulative effect of these matters contributed to a challenging operating environment, which resulted in downward revisions of management’s prior forecasts of future projected earnings and cash flows.
The Company did not recognize any impairment charges on goodwill for the year ended December 31, 2023 or the period from May 19, 2022 through December 31, 2022.
Other Intangible Assets and Out-of-market Contracts
Other intangible assets as of December 31, 2024 consisted of the following:

(in thousands)	Gross carrying amount (1)	Accumulated amortization	Net intangible assets as of December 31, 2024
PPA contracts	$361,512	$(64,820)	$296,692
REC contracts	46,235	(5,820)	40,415
Trademarks	1,364	(585)	779
Channel partner relationships	45,708	(23,433)	22,275
Other intangible assets	2,191	—	2,191
Total intangible assets, net	$457,010	$(94,658)	$362,352
(1) Gross carrying amount is adjusted for impairment charges.
In conjunction with the annual impairment test of goodwill described above, the Company also performed a quantitative test of the channel partner relationships and trademarks intangible assets and recognized an impairment in the IM reporting segment during the fourth quarter of 2024. The multi-period excess earnings method (income approach) was utilized to determine the fair value of the channel partner relationships intangible assets, and the relief from royalty rate method (income approach) was utilized to determine the fair value of the trademarks intangible assets. Using these methods, the Company made various estimates and assumptions in determining the fair value of the IM segment. As a result of the quantitative test, the Company partially impaired the intangible assets and recognized an impairment of $50.4 million related to intangible assets in the IM reporting segment. The charges are included in Impairment of long-lived assets, net and project termination costs on the Consolidated Statements of Operations.
Additionally, during the third quarter of 2024, the Company recorded an impairment of $3.5 million related to favorable PPA contracts presented within Intangible assets, net due to the termination of two PPAs by the offtaker in the fourth quarter of 2024 as a result of events of default for failure to meet existing contractual milestones under the applicable PPA as of December 31, 2024.

Other intangible assets as of December 31, 2023 consisted of the following:

(in thousands)	Gross carrying amount (1)	Accumulated amortization	Net intangible assets as of December 31, 2023
PPA contracts	$374,356	$(47,741)	$326,615
REC contracts	46,235	(3,441)	42,794
Trademarks	2,800	(389)	2,411
Channel partner relationships	94,700	(15,497)	79,203
Other intangible assets	2,191	—	2,191
Total intangible assets, net	$520,282	$(67,068)	$453,214
(1) Gross carrying amount is adjusted for impairment charges.
During the year ended December 31, 2023, the Company determined that there was an impairment of an intangible asset contract, and, as such, recorded a charge of $59.3 million associated with a certain renewable energy asset, of which $7.3 million was associated with the plant and equipment asset, and the remainder of which was associated with the related favorable PPA contract. Refer to Note 8. Property, Plant and Equipment for additional information.
The following table presents the amortization expense related to intangible assets recorded on the Consolidated Balance Sheets which includes Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statements of Operations for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022:

(in thousands)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Total Favorable Amortization expense	36,577	40,792	26,291
Favorable Contract amortization reduction to revenue	28,445	31,571	19,625
The Company also has PPA and REC contracts that are held in an unfavorable position (out-of-market contracts) recorded as liabilities, which consists of the following as of December 31, 2024:

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of December 31, 2024
PPA contracts	$(198,629)	$23,127	$(175,502)
REC contracts	(19,763)	14,625	(5,138)
Total out-of-market contracts, net	$(218,392)	$37,752	$(180,640)
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
The following table presents the contract amortization contra-expense as an increase to revenue related to out-of-market contracts for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022:

(in thousands)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Out-of-market contract amortization(1)	14,145	23,511	9,095
(1)For the year ended December 31, 2023, the out-of-market contract amortization includes $9.0 million in out-of-market contract retirements and $14.5 million of contract amortization. Of the $9.0 million in out-of-market contract retirements, $5.4 million is attributable to an unfavorable PPA contract associated with a project for which the construction is no longer probable, and $3.6 million is attributable to the termination of an unfavorable REC contract.
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net on the Consolidated Statements of Operations similar to favorable PPA and REC contracts.
The following table presents the amortization expense related to the Company’s finite-lived intangible asset and liabilities (out-of-market contracts), net contract amortization on PPA and REC contract intangible assets and out-of-market contracts, and amortization expense on channel partner relationships and trademark intangible assets for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022:

(in thousands)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Amortization expense related to intangible assets and (out-of-market contracts), net	$22,432	$17,281	$17,196
Less: Contract amortization on PPA and REC contracts intangible assets and (out-of-market contracts), net	14,301	8,060	10,529
Amortization expense on channel partner relationships and trademark intangible assets, net	$8,131	$9,221	$6,667
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
Estimated future amortization expense, net for the above amortizable intangible assets and out-of-market contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended December 31,	Amortization Expense
2025	$22,924
2026	21,049
2027	20,572
2028	20,206
2029	19,503
Thereafter	77,458
Total	$181,712

Note 10. Leases
Lessee Arrangements
The Company has lease agreements with various entities for the properties where renewable energy facilities have been constructed which provide the right to own and operate the projects on land and rooftops. The Company’s most significant lease liabilities relate to real estate leases that have initial contract lease terms ranging from one to 50 years. Certain leases include renewal and termination options. The Company considers a number of factors when evaluating whether the options in its lease contracts are reasonably certain of exercise, such as importance of the lease to overall operations, costs to negotiate a new lease, and costs of equipment constructed on the land. Management includes the impact of any renewal options that the Company deems to be reasonably certain of being exercised in its measurement and classification of its leases.
Leases are classified as either operating or financing. For operating leases, the Company has recognized a lease liability equal to the present value of the remaining lease payments, and a ROU asset equal to the lease liability, subject to certain adjustments, such as for prepaid rents. The Company uses its IBR to determine the present value of the lease payments. Operating leases result in a straight-line lease expense, while finance leases result in a front-loaded expense pattern.
During the third quarter of 2024, the Company recorded an impairment of $1.3 million on ROU assets presented within Other current assets on the Consolidated Balance Sheets due to the termination of two PPAs by the offtaker in the fourth quarter of 2024 as a result of events of default for failure to meet existing contractual milestones under the applicable PPA as of December 31, 2024.
There were no impairment indicators identified during the years ended December 31, 2023 or the period from May 19, 2022 through December 31, 2022 that required an impairment test for the Company’s ROU assets in accordance with ASC 360.
The components of lease expense and supplemental cash flow information related to leases for the periods indicated are as follows:

(in thousands)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Lease cost
Finance lease cost
Amortization of right-of-use assets	$16	$39	$—
Interest on lease liabilities	2	11	—
Total finance lease cost	18	50	—
Operating lease cost	13,145	9,916	6,110
Short-term lease cost	237	339	131
Variable lease cost	1,407	1,525	644
Total lease cost	$14,807	$11,830	$6,885
The following table presents supplemental cash flow and other information related to our leases:

(dollars in thousands)	December 31, 2024	December 31, 2023
Other information
Cash paid for amounts included in the measurement of lease liabilities(1)	$10,172	$7,975
Operating cash flows from finance leases(1)	$(2)	$(11)
Operating cash flows from operating leases(1)	$(10,154)	$(7,908)
Financing cash flows from finance leases(1)	$(16)	$(56)
ROU assets obtained in exchange for new and modified finance lease liabilities	$—	$88
ROU assets obtained in exchange for new and modified operating lease liabilities	$91,313	$10,091
Weighted average remaining lease term – finance leases	2.2 years	3.2 years
Weighted average remaining lease term – operating leases	32.4 years	28.3 years
Weighted average discount rate – finance leases	5.69%	5.69%
Weighted average discount rate – operating leases	6.41%	6.61%

(1) Supplemental cash flow information presented for the years ended December 31, 2024 and 2023.
For the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022, operating lease cost included $0.7 million, $0.7 million and $0.4 million respectively, associated with leases embedded in PPAs for which no or de minimis payments are made. The Company estimates the fair value of the lease payments and grosses up both revenue and expense by this amount. For the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022, operating lease cost also included $0.2 million, $0.8 million and $0.7 million, respectively, of lease cost capitalized to the cost of projects during development and construction.
The supplemental balance sheet information related to leases for the periods indicated are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Operating leases
Operating lease assets	$195,024	$108,606

Operating lease liabilities, current	(2,074)	(2,262)
Operating lease liabilities, noncurrent	(196,911)	(108,406)
Total operating lease liabilities	$(198,985)	$(110,668)

Finance leases
Property, plant and equipment, at cost	$65	$65
Accumulated depreciation	(30)	(13)
Property, plant and equipment, net	35	52

Other current liabilities	(16)	(16)
Other long-term liabilities	(20)	(37)
Total finance lease liabilities	$(36)	$(53)
Operating lease assets and operating lease liabilities, current, are recorded in Other noncurrent assets and Other current liabilities, respectively, on the Consolidated Balance Sheets. Operating lease liabilities, noncurrent, are recorded to Operating lease liabilities on the Consolidated Balance Sheets. Finance lease assets and liabilities current and noncurrent are recorded in Property, plant and equipment, net, Other current liabilities and Other noncurrent liabilities, respectively, on the Consolidated Balance Sheets.
Maturities of the Company’s lease liabilities for each of the next five years and thereafter are as follows:

(in thousands)
Period ended December 31,	Operating Leases	Finance Leases
2025	$13,486	$18
2026	13,614	18
2027	13,725	3
2028	13,836	—
2029	14,004	—
Thereafter	456,831	—
Total lease payments	525,496	39
Less: Imputed interest	(326,511)	(3)
Present value of lease liabilities	$198,985	$36
Lessor Arrangements
A portion of the Company’s operating revenues are generated from delivering electricity and related products from owned solar and wind renewable energy facilities under PPAs in which the Company is the lessor. In addition, the Company has certain energy optimization service agreements that involve the use of a battery in which the Company is the lessor.

For these PPAs, revenue is recognized when electricity is delivered and is accounted for as rental income under ASC 842. The adoption of ASC 842 did not have an impact on the accounting policy for rental income from the Company’s PPAs in which it is the lessor. The Company elected the package of practical expedients available under ASC 842, which did not require the Company to reassess its lease classification from ASC Topic 840, Leases. Additionally, the Company elected the practical expedient to not separate lease and non-lease components for lessors. This election allows energy (lease component) and RECs (non-lease components) under bundled PPAs to be accounted for as a singular lease unit of account under ASC 842. The Company’s PPAs do not contain any residual value guarantees or material restrictive covenants.
Certain of the Company’s PPAs related to its solar or wind generating plants qualify as operating leases with remaining terms through 2047. Certain agreements include renewal, termination or purchase options. Property subject to operating leases where the Company or one of its subsidiaries is the lessor is included in Property, plant and equipment, net on the Consolidated Balance Sheets, and rental income from these leases is included in Energy revenue on the Consolidated Statements of Operations. Lease income is based on energy generation, and therefore all rental income is variable under these leases. The variable lease income related to these agreements for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022 was $10.1 million, $10.1 million and $6.0 million, respectively. Variable lease income is included in Energy revenue on the Consolidated Statements of Operations. As of December 31, 2024 and 2023, the Company’s solar and wind generating plants subject to these leases had a total carrying value of $62.3 million and $61.7 million, respectively.
Certain of the Company’s energy optimization service agreements qualify as operating leases with remaining terms through 2031. Lease income under these agreements is generally fixed and recognized on a straight-line basis over the term of the lease. The lease income related to these agreements for the year ended December 31, 2024 was not material and is not expected to be material for the ensuing five years.

Note 11. Debt
The Company has entered into various credit facilities and loan agreements through its subsidiaries, as described below:

(dollars in thousands)	December 31, 2024	December 31, 2023	Interest rate	Maturity date
GREC Entity HoldCo(1)	$56,049	$65,951	Daily SOFR(2) + 1.85%	June 20, 2025
Midway III Manager LLC	13,260	13,932	3 mo. SOFR + 1.73%	September 28, 2025
Trillium Manager LLC	65,758	68,785	Daily SOFR + 2.10%	June 9, 2027
GB Wind Holdco LLC(3)	—	50,408	3 mo. SOFR + 1.65%	December 31, 2024
Greenbacker Wind Holdings II LLC	68,838	70,628	3 mo. SOFR + 2.03%	December 31, 2026
Conic Manager LLC	22,308	23,363	3 mo. SOFR + 1.75%	August 8, 2026
Turquoise Manager LLC	30,252	30,994	3 mo. SOFR + 1.35%	December 23, 2027
Eagle Valley Clean Energy LLC(4)	—	35,389	Various	January 2, 2057
Greenbacker Renewable Energy Corporation (Premium financing agreement)	2,012	—	6.78%	April 30, 2025
ECA Finco I, LLC	17,398	18,563	3 mo. SOFR + 2.60%	February 25, 2028
GB Solar TE 2020 Manager LLC	17,330	18,506	Daily SOFR + 1.98%	October 30, 2026
Sego Lily Solar Manager LLC	127,829	133,898	3 mo. SOFR + 1.53%	June 30, 2028
Celadon Manager LLC	72,853	72,853	Daily SOFR + 1.60%	February 18, 2029
GRP II Borealis Solar LLC	39,429	40,646	Daily Compounded SOFR + 2.26%	June 30, 2027
Ponderosa Manager LLC	87,803	88,594	3 mo. SOFR + 1.40%	October 4, 2029
PRC Nemasket LLC	39,630	41,806	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	129,594	74,594	1 mo. SOFR + Applicable Margin(5)	November 29, 2027
Dogwood GB Manager LLC	58,725	57,463	1 mo. SOFR + 1.73%	March 29, 2030
GREC Warehouse Holdings I LLC	102,334	155,558	3 mo. SOFR + 2.03%	August 11, 2026
Cider Solar Construction Owner LLC	81,000	—	9.75%	July 30, 2028
Cider Solar AcquisitionCo LLC(6)	1,539	—	Various	Various
Pemaquid Manager LLC	76,915	—	Daily SOFR + 1.85%	November 13, 2029
Total debt	$1,110,856	$1,061,931
Less: Total unamortized discount and deferred financing costs	(20,301)	(43,679)
Less: Current portion of long-term debt(7)	(88,901)	(82,855)
Total long-term debt, net	$1,001,654	$935,397
(1)See the description of the credit agreement below for a discussion of GREC Entity HoldCo’s non-compliance with the debt service coverage ratio (as defined in the credit agreement) as of and for the fiscal quarter ended December 31, 2023.
(2)Secured Overnight Financing Rate (“SOFR”).
(3)$32.9 million was paid on the GB Wind Holdco LLC term loan in the first quarter of 2024 with proceeds from the Company’s February 2024 failed sale-leaseback arrangement. This repayment resulted in the acceleration of the remaining term loan maturity date to December 31, 2024. During the fourth quarter of 2024, the remaining principal and interest for the term loan totaling $16.4 million were paid in full to pay off the remaining balance of the loan agreement.
(4)EVCE was deconsolidated from the Company’s Consolidated Financial Statements as of April 17, 2024 as a result of the Bankruptcy Filing. Refer to Note 3. Acquisitions and Divestitures and below for additional information.
(5)GREC Holdings 1 LLC’s loan includes interest on the outstanding principal at the term SOFR index plus a spread adjustment plus applicable margin (spread adjustment of 0.10%; applicable margin ranging between 1.75% and 2.00%).
(6)Cider Solar AcquisitionCo LLC has construction and ITC bridge loan facilities as well as the option to convert into Tranche A or Tranche B term loans and will bear interest at the daily SOFR plus an applicable margin subject to the interest rates disclosed in the loan agreement. Refer to Cider Solar Acquisition Co LLC below for further details on the interest rates and maturity dates.
(7)Adjusted for $6.3 million and $6.1 million of unamortized debt discount and deferred financing costs pertaining to current portion of long-term debt of $95.2 million and $88.9 million as of December 31, 2024 and 2023, respectively.

As a result of the change in status from Investment Basis to the Non-Investment Basis due to the Acquisition, the Company recorded a debt discount given that the fair value of the majority of its debt facilities was lower than the outstanding principal balance. The total debt discount recorded on May 19, 2022, the date of the change in status, was $29.6 million. Unamortized debt discounts are reflected as an offset to the debt facilities’ scheduled principal payments and are presented as a reduction to Long-term debt, net of current portion on the Consolidated Balance Sheets.
During the years ended December 31, 2024 and 2023, the Company entered into new or modified existing debt facilities as noted below:
GREC Holdings 1 LLC
On November 29, 2022, GREC Holdings 1 LLC entered into a credit agreement with a syndicate of lenders for an aggregate revolving credit facility commitment of $150.0 million with the allowance for increases of credit of no more than $50.0 million. On March 21, 2023, the facility was amended to increase the aggregate commitment to $200.0 million. Advances under the revolving credit facility, through the maturity date of November 29, 2027, bear interest at term SOFR plus a spread adjustment plus applicable margin (spread adjustment of 0.10%; applicable margin ranging between 1.75% and 2.00%).
GREC Entity HoldCo

On November 25, 2021, GREC Entity HoldCo converted its loan to a term loan with a maturity on June 20, 2025. The loan bears interest at a rate equal to daily SOFR plus 1.85%. The loan is secured by, among other customary interests, a pledge of all of the issued and outstanding equity interests of GREC Entity HoldCo as a collateral for this credit agreement. The credit agreement was amended to eliminate any guarantee from either GREC LLC or GREC in November 2022. As of and for the fiscal quarter ended December 31, 2023, GREC Entity HoldCo was not in compliance with the debt service coverage ratio (as defined in the credit agreement) for this credit agreement, which resulted in the Company’s classification of the debt to a current liability as of December 31, 2023. The Company secured a waiver of default on June 12, 2024. As part of the waiver, the Company was required to prepay $1.6 million to be applied to the remaining scheduled principal payments in the inverse order of maturity.
Greenbacker Renewable Energy Company LLC (Premium financing agreement)

On January 2, 2024, the Company entered into a premium financing arrangement with a lender to finance a prepaid insurance policy for EVCE. Under the agreement, the Company financed $1.1 million of certain premiums at an 8.45% annual interest rate. Total monthly payments of $0.1 million, including interest and principal, were due in 10 monthly installments, beginning on January 2, 2024 through September 30, 2024. As part of the Bankruptcy Filing, the insurance policy with EVCE was terminated and the remaining prepaid premium on the Bankruptcy Filing date, April 17, 2024, was returned and used to repay the remaining balance of the premium financing arrangement during the third quarter of 2024. Refer to Note 3. Acquisitions and Divestitures for additional information.
Greenbacker Renewable Energy Corporation (Premium financing agreement)

On August 8, 2024, the Company entered into a premium financing arrangement with a lender to finance multiple insurance policies. Under the agreement, the Company financed $4.7 million of certain premiums at a 6.78% annual interest rate. Total monthly payments of $0.5 million, including interest and principal, are due in nine monthly installments beginning on August 30, 2024 through April 30, 2025.
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

GREC Warehouse Holdings I LLC
On August 11, 2023, GREC Warehouse Holdings I LLC entered into a credit agreement with a syndicate of lenders for an aggregate revolving credit facility commitment of $75.0 million with the allowance for increases of credit of no more than $175.0 million. On October 16, 2023, the credit agreement was amended to increase the commitment to $225.0 million with the allowance for increases of credit of no more than $25.0 million. The revolving credit facility bears interest at the three-month SOFR plus an applicable margin, which is 2.03% through the second anniversary of the closing date and 2.28% per annum after the second anniversary of the closing date through the maturity date, August 11, 2026. Borrowings under the credit facility are secured by certain equity interests in the borrower and its wholly owned subsidiaries held by indirect wholly owned subsidiaries of the Company.
GB Wind Holdco LLC
On September 15, 2023 and November 14, 2023, the GB Wind Holdco LLC loan agreement was amended and restated to provide financing in connection with the repower of certain wind facilities. The loan bore interest at three-month SOFR plus an applicable margin, which was 1.65% per annum through the fourth anniversary of the closing date and 1.50% per annum after the fourth anniversary of the closing date through the applicable maturity date. Principal and interest payments were to be made on the last day of each three-month period through the scheduled maturity date of December 31, 2027, at which point all unpaid principal, interest, fees, cost, and all other obligations with respect to the term loan would be due and payable. The tax equity bridge loans bore interest at three-month SOFR plus an applicable margin, which was 1.30% per annum. During the fourth quarter of 2023, the principal and interest for the tax equity bridge loans attributable to certain repowering projects were paid in full. During the first quarter of 2024, $32.9 million was paid for the GB Wind Holdco LLC term loan with proceeds from the Company’s February 2024 failed sale-leaseback arrangement. This repayment resulted in the acceleration of the remaining term loan maturity date to December 31, 2024. During the fourth quarter of 2024, the remaining principal and interest for the term loan totaling $16.4 million were paid in full to pay off the remaining balance of the loan agreement.
Sego Lily Solar Manager LLC
On January 28, 2022, Utility Solar AcquisitionCo 2021 LLC, as a co-borrower with Sego Lily Solar Manager LLC, entered into a financing agreement to provide a construction loan facility, an ITC bridge loan facility, and a term loan facility in connection with the construction and operations of renewable energy facilities. The financing agreement was subsequently amended on June 9, 2022 to add commitments to provide term loans for two wind energy projects. The loan is secured by a first-priority security interest in all assets of Sego Lily Solar Manager LLC, including a pledge of (a) Sego Lily Solar Manager LLC 's interest in Sego Lily Solar Holdings LLC and Graphite Solar Holdings LLC, and (b) GREC's ownership interests in Sego Lily Solar Manager LLC. On August 17, 2022, the loan converted to a term loan. The term loans bear interest at three-month SOFR plus an applicable margin, which is 1.53% per annum until the fourth anniversary of the term conversion and 1.65% from and including the fourth anniversary and increasing by 0.13% for each fourth anniversary thereafter. Principal and interest payments are made on the last day of each three-month period through the scheduled maturity date of June 30, 2028.
Celadon Manager LLC
On February 18, 2022, Celadon Manager LLC entered into a loan agreement syndicated with various lenders in an amount not to exceed $71.0 million. The loan is secured by a first-priority security interest in all assets of Celadon Manager LLC, including a pledge of (a) Celadon Manager LLC's interest in Celadon Holdings LLC, and (b) GREC's ownership interests in Celadon Manager LLC. The loan bears interest at daily SOFR plus an applicable margin, which is 1.60% through the fifth anniversary of the closing date, 1.63% per annum after the fifth anniversary of the closing date and increasing by 0.13% for each fifth anniversary thereafter. The loan requires quarterly payments of interest only through the fifth anniversary of the closing date, after which it requires quarterly payments of principal and interest through the maturity date, February 18, 2029.
Ponderosa Manager LLC
On July 26, 2022, Ponderosa Manager LLC and Utility Solar AcquisitionCo 2022 LLC jointly entered into a financing agreement syndicated with various lenders who agreed to provide certain construction, ITC bridge and aggregation loan facilities in an amount not to exceed $173.4 million. The construction and aggregation loan facilities reached the end of their availability periods in 2023. On October 4, 2023, the term conversion date, the Company repaid the ITC bridge loan, and the construction aggregation loans were converted into a term loan. The term loan bears interest at three-month SOFR plus 1.40% through the fifth anniversary of the term conversion date and thereafter, will increase to 1.53% until the maturity date, October 4, 2029.

PRC Nemasket LLC
On November 1, 2022, PRC Nemasket LLC entered into a financing agreement. The lenders agreed to provide a term loan not to exceed $45.0 million in aggregate. The principal of the term loan is due and payable in quarterly principal installments, with final payment due on the maturity date, November 1, 2029. The banks also agreed to extend letters of credit to the borrower not to exceed $2.5 million in aggregate. The letters of credit have an expiration date agreed to at the time of issuance, with an expiration date of no more than twelve months after the date of the of letter issuance. All loans bear interest at daily SOFR with an applicable margin of 1.25%, increasing to 1.38% after the fourth anniversary of the closing date and increasing by 0.13% for each fourth anniversary thereafter.
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
Cider Solar AcquisitionCo LLC
On October 24, 2024, the Company entered into a loan agreement with a syndicate of lenders for an aggregate commitment of $870.0 million, consisting of a $417.8 million ITC bridge loan commitment, a $372.6 million construction loan commitment, and a $79.5 million letter of credit commitment. The construction and ITC bridge loan facilities have an availability period through October 24, 2027, upon which date, the Company has the obligation to repay all amounts borrowed under the ITC bridge loan. The ITC bridge loan will bear interest at daily SOFR plus an applicable margin of 2.25% until the Tax Equity Execution Date, as defined within the agreement, at which time, the applicable margin will decrease to 1.50%. The construction loan will bear interest at daily SOFR plus an applicable margin of 1.50% through the term conversion date, October 24, 2027, at which time, the construction loan can be repaid or converted into either or both Tranche A or Tranche B term loans. The Tranche A term loan will bear interest at the daily SOFR plus an applicable margin of 1.88% until but excluding the third anniversary of the term conversion date. Thereafter, the Tranche A term loan will bear interest at the daily SOFR plus an applicable margin of 2.00% until the Tranche A term loan maturity date, October 24, 2032. The Tranche B Term Loan will bear interest at daily SOFR plus an applicable margin of 2.13% until but excluding the third anniversary of the term conversion date. Thereafter, the Tranche B term loan will bear interest at the daily SOFR plus an applicable margin of 2.25% until the Tranche B term loan maturity date, October 24, 2037.
Pemaquid Manager LLC
On November 13, 2024, the Company entered into a loan agreement with a lender to refinance solar asset projects within Pemaquid Manager LLC’s portfolio with an aggregate principal amount of $76.9 million. The term loan bears interest at daily SOFR plus an applicable margin of 1.85% through the fourth anniversary of the closing date and will increase to 1.98% thereafter, increasing by 0.13% on each successive fourth anniversary of the closing date through the maturity date, November 13, 2029.

The Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding borrowings. Refer to Note 12. Derivative Instruments for further discussion.
The following table shows the components of interest expense included within Interest expense, net on the Consolidated Statements of Operations:

(in thousands)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Loan interest(1)	$48,815	$54,615	$16,093
Commitment / letter of credit fees	3,998	2,986	2,013
Amortization of deferred financing fees and discount	6,261	6,690	1,533
Interest on sale-leasebacks(2)	21,636	—	—
(Gain) loss on interest rate swaps, net(3)	(1,356)	(2,428)	1,322
Change in fair value of interest rate swaps, net(3)	(44,748)	(17,763)	249
Interest capitalized	(23,651)	(23,378)	(4,614)
Total(4)	$10,955	$20,722	$16,596
(1)Includes interest rate swap settlements in the amount of $27.9 million, $26.7 million and $4.2 million as a reduction of loan interest for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022, respectively. Refer to Note 12. Derivative Instruments for additional information.
(2)Refer to Other Financing Arrangements for further discussion on the financing obligations and the deferred ITC gain related to the sale-leaseback arrangements.
(3)Refer to Note 12. Derivative Instruments for additional information on the Company’s interest rate swaps.
(4)Total interest expense excludes $2.1 million, $0.4 million and $0.1 million of interest income on cash accounts for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022, respectively, and $1.2 million, nil and nil of interest income on non-bank deposits for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022, respectively.
The principal payments due on the Company’s borrowings for each of the next five years and thereafter are as follows:

(in thousands)
Period ended December 31,	Principal Payments
2025	$95,167
2026	222,322
2027	274,143
2028	216,386
2029	246,467
Thereafter	56,371
Total	$1,110,856
Other Financing Arrangements
In 2023, the Company, through various wholly owned subsidiaries, entered into two sale-leaseback arrangements related to certain wind assets with initial lease terms of 9.3 and 20.0 years, for total cash proceeds of $240.9 million. The Company utilized the proceeds to pay down $132.6 million of existing debt and $1.0 million in transaction costs. Under the lease agreements, the Company is required to make total lease payments of $158.6 million over the respective lease terms. In connection with the transactions, the Company incurred $1.7 million of origination costs, which were recorded as an offset to the failed sale-leaseback financing liability.

In February 2024, the Company, through a wholly owned subsidiary, entered into a third sale-leaseback arrangement related to a certain wind asset with an initial lease term of 20.0 years, for total cash proceeds of $111.5 million. The Company utilized the proceeds to pay down $32.9 million of existing debt and $0.4 million in transaction costs. In connection with the transactions, the Company incurred $0.9 million of origination costs, which were recorded as an offset to the failed sale-leaseback financing liability. Under the lease agreement, the Company is required to make total lease payments of $87.4 million over the lease term. In accordance with these lease agreements, the Company has early buyout options in December 2029 and December 2033. The early buyout option is defined as the fair market value of the project at the buyout date, or an amount set forth in the lease agreement, whichever is greater. As part of the arrangement, the Company operates and earns revenues from the facility throughout the lease term, while the lessor is entitled to all available tax credits. As part of the sale-leaseback transaction, the Company entered into a tax indemnity agreement. As part of the agreement, with respect to the leased assets, the lessor holds indemnification rights related to a disallowance or reduction of assumed tax deductions and tax credits. Subject to certain requirements set forth within the tax indemnity agreement, the Company would be required to pay the lessor for all reduced or disallowed tax deductions and credits. Refer to Note 2. Significant Accounting Policies for additional information around the Company’s accounting policies related to sale-leaseback transactions
As of December 31, 2024, the Company recorded $13.1 million and $33.0 million of failed sale-leaseback financing and deferred ITC gains, respectively, within Current portion of failed sale-leaseback financing and deferred ITC gain on the Consolidated Balance Sheets. As of December 31, 2024, the Company recorded $111.2 million and $92.8 million of failed sale-leaseback financing and deferred ITC gains, respectively, within Failed sale-leaseback financing and deferred ITC gain, net of current portion, on the Consolidated Balance Sheets. As of December 31, 2024, the Company recorded $0.2 million and $2.4 million of origination costs, which are recorded as a reduction to Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion, respectively, on the Consolidated Balance Sheets.
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
For the year ended December 31, 2024, the Company recorded $14.0 million and $7.6 million of interest expense for financing obligations and deferred ITC gains, respectively, within Interest expense, net on the Consolidated Statements of Operations. The calculation of interest expense is based on imputed interest rates within each arrangement for the financing obligations ranging between 7.2% and 11.5% and the IBR within each arrangement for the deferred ITC gain ranging between 4.5% and 5.6%.
For the year ended December 31, 2024, the Company recognized $22.8 million of income related to the recognition of deferred income from the transfer of tax credits related to two of the Company’s sale leaseback financings recorded to Income from sale-leaseback transfer of tax benefits on the Consolidated Statements of Operations.
The future payments on failed sale-leaseback financing arrangements, inclusive of the repurchase price for each of the next five years and thereafter, are as follows:

(in thousands)
Period ended December 31,	Future Payments
2025	$13,127
2026	13,390
2027	13,572
2028	13,580
2029	13,648
Thereafter	181,738
Total lease payments	249,055
Less: imputed interest	(124,691)
Less: origination costs	(2,649)
Present value of lease payments	$121,715

Note 12. Derivative Instruments
The Company manages interest rate risk primarily through the use of derivative financial instruments.
Cash Flow Hedges of Interest Rate Risk
The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company, through its wholly owned subsidiaries, has entered into interest rate swaps as part of its interest rate risk management strategy. Certain of these interest rate swaps were previously designated as cash flow hedges. The interest rate swaps involve the receipt of variable rate amounts from a counterparty in exchange for the Company making payments at fixed rates. These fixed rates range between 0.41% and 4.02%. The interest rate swaps have maturities between 2025 and 2051.
On October 1, 2024, the Company voluntarily dedesignated all hedges within its portfolio. When the Company dedesignates a swap as a hedging instrument, the Company evaluates whether the forecasted transactions previously hedged by the interest rate swap are not probable of occurring and, if so, reclassifies the amount recorded in Accumulated other comprehensive income to Interest expense, net in the Consolidated Statements of Operations. When the Company determines that the forecasted transactions previously hedged by the interest rate swap are not probable of not occurring, the Company recognizes the amounts within Accumulated other comprehensive income related to the dedesignated interest rate swap into interest expense as the originally forecasted transactions affect earnings. All future changes in fair value of the dedesignated derivatives are reported immediately in earnings to Interest expense, net in the Consolidated Statements of Operations. As of the October 1, 2024 dedesignation date, there was a balance of $22.8 million recorded to Accumulated other comprehensive income related to these dedesignated hedges, which will be amortized over the remaining term of the derivative contracts to Interest expense, net in the Consolidated Statements of Operations. As of December 31, 2024, the total balance in Accumulated other comprehensive income to be amortized over the remaining term of the derivative contracts, including balances related to hedges dedesignated in previous periods, is $47.4 million.
For derivatives previously designated as cash flow hedges, the changes in the fair value of the derivative were initially reported in other comprehensive income and were subsequently reclassified to earnings when the hedged transaction affected earnings.
The following tables reflect the location and estimated fair value positions of derivative contracts at:

(in thousands)		December 31, 2024
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other noncurrent liabilities)	944,629	112,339	(160)
Option to enter into interest rate swap contract	Derivative assets	$242,203	$3,788	$—
Total		$1,186,832	$116,127	$(160)

(in thousands)		December 31, 2023
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities)	$861,322	$98,669	$(489)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities)	463,063	43,499	(5,344)
Total		$1,324,385	$142,168	$(5,833)

As of December 31, 2024, the notional amount for derivatives not designated as hedging instruments includes $851.5 million associated with currently effective swaps and $93.2 million associated with forward starting swaps. The Company had no deal contingent swaps as of December 31, 2024. As of December 31, 2023, the notional amount for derivatives designated as hedging instruments includes $751.2 million associated with currently effective swaps and $110.1 million associated with forward starting swaps. The notional amount for derivatives not designated as hedging instruments includes $112.6 million associated with currently effective swaps, $65.7 million associated with forward starting swaps, and $284.7 million associated with deal contingent swaps.
During the fourth quarter, the Company entered into an option contract with a counterparty for the right, but not the obligation, to enter into an interest rate swap with the counterparty with a notional amount of $242.2 million in exchange for a premium price of $2.6 million. The option expires on March 27, 2025. If the Company exercises its option to enter into the interest rate swap, the fixed rate on the interest rate swap will be 4.18% per annum, in quarterly installments, beginning on December 31, 2026 through December 29, 2051. The cash payment made is included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
The following table provides information on the change in fair value of derivative contracts as recorded in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations:

	Year ended December 31, 2024
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive (Loss) Income
Loss recognized in other comprehensive income	$(13,870)	$—
Amortization of derivatives	(1,055)	—
Less: Taxes on total net loss recognized in other comprehensive income	3,930	—

Consolidated Statements of Operations
Interest expense, net
Change in fair value of interest rate swaps, net	—	44,748
Gain on interest rate swaps, net(1)	1,410	(54)

	Year ended December 31, 2023
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive (Loss) Income
Loss recognized in other comprehensive income	$(20,545)	$—
Amortization of off-market derivatives	6,750	—
Less: Taxes on total net gain recognized in other comprehensive income	3,633	—

Consolidated Statements of Operations
Interest expense, net
Change in fair value of interest rate swaps, net	6,546	11,217
Gain on interest rate swaps, net(1)	2,428	—

	For the period from May 19, 2022 through December 31, 2022
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive (Loss) Income
Gain recognized in other comprehensive income	$74,086	$—
Amortization of off-market derivatives	2,056	—
Less: Taxes on total net gain recognized in other comprehensive income	(20,048)	—

Consolidated Statements of Operations
Change in fair value of interest rate swaps, net	(249)	—
Loss on interest rate swaps, net(1)	(1,322)	—
(1)The Gain (Loss) on interest rate swaps, net, represents gains and losses reclassified into earnings as a result of the discontinuance of cash flow hedges when the Company determines that it is probable that the original forecasted transactions will not occur by the end of the originally specified time period.
From time to time, the Company previously designated interest rate swaps when they had a non-zero fair value. The non-zero fair value of these cash flow hedges on the designation date was recognized into income under a systematic and rational method over the life of the hedging instrument and was presented in the same line item on the Consolidated Statements of Operations as the earnings effect of the hedged item, with the offset recorded to Other comprehensive income (loss), net of tax.
During the years ended December 31, 2024, the Company received a total of $55.2 million in cash as a result of the full or partial termination of interest rate swaps. The cash proceeds received are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
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
For the period from May 19, 2022 through December 31, 2022, there was a $4.2 million loss associated with a favorable settlement received under the Company’s interest rate swap agreements reclassified from accumulated other comprehensive income to income as a decrease in interest expense offset by $1.7 million of amortization.
Additionally, from time to time, the Company utilizes derivative instruments for the purposes of managing interest rate risk on future term debt instruments. Since the debt agreements have not yet closed, in order to lock in the terms, the Company may make payments to be maintained as cash collateral. As of December 31, 2024 and 2023, the Company recorded no cash collateral in Other current assets in the Consolidated Balance Sheets.

Note 13. Asset Retirement Obligations
The following table represents the balance of AROs as of December 31, 2024, as well as the additions, settlements and accretion related to the Company's AROs for the years ended December 31, 2024 and 2023 and is included in Other noncurrent liabilities on the Consolidated Balance Sheets:

(in thousands)
Balance as of December 31, 2022	$31,413
Adjustments in estimates for current obligations	(217)
Asset retirement obligation settled during current period	(337)
Asset retirement obligation incurred during current period	1,425
Accretion expense	2,622
Balance as of December 31, 2023	$34,906
Adjustments in estimates for current obligations	2
Asset retirement obligation settled during current period	—
Asset retirement obligation incurred during current period	7,467
Accretion expense	2,694
Balance as of December 31, 2024	$45,069

Note 14. Income Taxes
The Company conducts most of its operations through GREC, its taxable wholly owned subsidiary. The Company’s consolidated income tax (benefit) provision consists of the following:

(in thousands)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Federal	$(20,189)	$(19,269)	$985
State	813	(2,290)	2,019
Foreign	(2)	11	1
Deferred (benefit) provision for income taxes	$(19,378)	$(21,548)	$3,005
The principal differences between the Company’s effective tax rate of 5.9% and 10.9% on operations and the U.S. federal statutory income tax rate as of December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022, respectively, are as follows:

(in thousands)	For the year ended December 31, 2024	Percentage	For the year ended December 31, 2023	Percentage	For the period from May 19, 2022 through December 31, 2022	Percentage
Tax (benefit) at statutory U.S. federal income tax rate	$(68,311)	21.0%	$(41,398)	21.0%	$(12,002)	21.0%
State income taxes, net of federal benefit	(5,239)	1.6%	(7,050)	3.6%	937	(1.6)%
Noncontrolling interest	13,358	(4.1)%	20,184	(10.2)%	12,482	(21.8)%
Share-based compensation	(2,917)	0.9%	1,816	(0.9)%	1,441	(2.5)%
Impairment of goodwill	45,734	(14.1)%	—	—%	—	—%
Nontaxable parent - GREC LLC treated as a partnership for U.S. tax purposes	(7,466)	2.3%	647	(0.3)%	1,123	(2.0)%
Federal tax credits	(1,174)	0.3%	(1,293)	0.6%	(2,100)	3.7%
Change in valuation allowance	4,290	(1.3)%	4,330	(2.2)%	658	(1.2)%
Permanent differences (other - net)	2,347	(0.7)%	1,216	(0.7)%	466	(0.8)%
(Provision) benefit for income taxes	$(19,378)	5.9%	$(21,548)	10.9%	$3,005	(5.2)%

Deferred tax assets (liabilities) reported on the accompanying Consolidated Balance Sheets as of December 31, 2024 and 2023 are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Net operating losses	$113,376	$99,469
Long-term debt and failed sale-leaseback financing	90,678	58,519
Federal tax credits	19,508	17,671
Operating lease liabilities	35,258	13,825
Asset retirement obligations	7,193	5,035
Other	9,917	3,678
Total deferred tax assets	275,930	198,197
Less: Valuation allowance	(10,790)	(6,500)
Deferred tax assets, net of valuation allowance	$265,140	$191,697

Property, plant, and equipment	$(97,701)	$(77,752)
Investments in flow-through entities taxed as partnerships	(106,727)	(68,245)
Intangibles	(30,728)	(54,823)
Derivative assets	(30,537)	(35,900)
Operating lease assets	(34,725)	(13,555)
Total deferred tax liabilities	(300,418)	(250,275)
Deferred tax liabilities, net	$(35,278)	$(58,578)
As of December 31, 2024, the Company’s net deferred tax liability of $35.3 million consists of a deferred tax liability of $35.3 million, offset by a deferred tax asset of $37.9 thousand, which are recorded to Deferred tax liabilities, net and Other noncurrent assets, respectively, on the Consolidated Balance Sheets.
As of December 31, 2023, the Company’s net deferred tax liability of $58.6 million consists of a deferred tax liability of $58.7 million, offset by a deferred tax asset of $0.1 million, which are recorded to Deferred tax liabilities, net and Other noncurrent assets, respectively, on the Consolidated Balance Sheets.
As of December 31, 2024, the Company has federal net operating loss carry-forwards of approximately $420.0 million. Approximately $380.9 million of the carry-forward is indefinite-lived with the remaining $39.1 million expiring in 2036 and 2037. Federal tax credit carryforwards are approximately $19.5 million and will expire between 2035 and 2044.
As of December 31, 2024, state net operating loss and carryforwards total approximately $467.1 million. Approximately $103.8 million of the net operating loss carry-forward is indefinite-lived with the remaining $363.4 million expiring between 2025 and 2044 with earlier years expirations reserved by a valuation allowance.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2024, management has applied a partial valuation allowance of $10.8 million against the deferred tax assets resulting from certain state net operating loss carryforwards where it is more likely than not that they will not be utilized during their carryforward period.
Federal and state statutes of limitations are generally open for all years in which the Company has generated net operating losses, the earliest of which is the year ended December 31, 2014.
The Company assessed its tax positions for all open tax years as of December 31, 2024 for all U.S. federal and state, and foreign tax jurisdictions for the years 2014 through 2024. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of December 31, 2024.
During 2024, the Company concluded an audit by federal tax authorities at one of its tax equity partnerships for the fiscal year 2021. There were no changes as a result of the examination.

Note 15. Commitments and Contingencies
Legal Proceedings
On July 2, 2024, the Company received notice of a lawsuit filed by Petaluma City Schools ("Petaluma") in the Superior Court of the State of California, County of Sonoma against certain subsidiaries of the Company. The lawsuit alleges that the solar panels installed on the rooftop of Petaluma's building caused damages to the rooftop and claimed damages in excess of approximately $2.0 million. Petaluma filed an amended complaint on November 22, 2024. The Company will respond with the required answer or motions in the ordinary course of the ongoing litigation; however, the Company is unable to determine the potential outcome or amount of loss, if any, that may occur.
On November 15, 2024, two of the Company’s subsidiaries executed a general assignment for the benefit of creditors (the “ABC”), pursuant to which the subsidiaries assigned all of their assets to a third-party assignee. The assignee will liquidate the assets and distribute the proceeds to creditors The assets consist of two development-stage solar projects, and the Company had impaired substantially all of the assets of the projects as of September 30, 2024. Due to the previous impairment, the ABC did not have a material impact on the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations. Prior to the ABC, the Company had incurred liabilities of $15.4 million, which is presented within Accounts payable and accrued expenses on the Consolidated Balance Sheet as of December 31, 2024. The Company does not expect to pay cash or use any other assets to settle these liabilities. The Company will derecognize the liability and record a gain in earnings of up to $15.4 million upon the resolution of the ABC.
The Company is currently engaged in a dispute with a third-party offtaker for one of the Company’s projects as well as the lessor of the property on which the project is located, as the third party prevented the reenergization of a portion of the project due to certain events. On December 26, 2024, the Company sent a notice of default and demand for payment under the power purchase agreement and lease agreement. In January 2025, the third party sent a termination notice with respect to the power purchase agreement and lease agreement and offered a settlement amount which the Company did not accept and disputed the termination, and as such the dispute is still ongoing. The Company believes that it will be able to settle the dispute on the favorable terms to the Company. The Company has not accrued any amount as a component of accrued expense related to the dispute as December 31, 2024.
The Company may become involved in other legal proceedings, administrative proceedings, claims or other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. Other than described above, as of December 31, 2024, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company. Refer to Note 22. Subsequent Events for additional information related to legal proceedings subsequent to December 31, 2024.
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of December 31, 2024, the Company has provided the requisite security for these agreements in the form of standby letters of credit in the aggregate amount of $235.6 million. As of December 31, 2024, the Company had no unused letter of credit capacity.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from April 2025 through March 2030.

Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an amount of approximately $0.8 billion to complete construction of the facilities and the closing of the purchase of membership interest pursuant to all conditions being met under such agreements. In addition, certain procurement contracts contain penalties which require the Company to pay a fixed penalty per W for any shortfalls in equipment orders placed relative to the minimum order amount. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled between 2025 and 2028. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.
Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under the PPAs, the Company is required to deliver agreed-upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. As of December 31, 2024, the Company was in compliance with all agreed-upon delivery quantities.
Renewable Energy Credit Commitments
The Company enters into two different types of forward sales agreements. The first type of forward sales agreement is to sell 100% of the RECs produced by certain renewable energy systems. Total REC sales under these forward sales agreements depend on total production of each renewable energy system. The second type of forward sales agreement is to sell a specified number of RECs at fixed prices during specific periods between 2025 and 2041.
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
If any of our REC counterparties fail to satisfy their contractual obligations, our revenues may decrease under replacement agreements, and we may incur expenses locating and executing such replacement agreements. For the majority of the forward REC contracts currently effective as of December 31, 2024, GREC and/or the Company has provided an unsecured guaranty related to the delivery obligations under these contracts. The amount of the unsecured guaranty on REC contracts is nil as of December 31, 2024.
The Company's commitments to third parties under REC sales contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended December 31,	Number of RECs
2025	79
2026	75
2027	48
2028	47
2029	47
Thereafter	214
Total	510

Pledge of Parent Company Guarantees
Pursuant to various tax equity structures, which are governed by various agreements to which certain of the Company’s subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in the maximum amount of $1.0 billion as of December 31, 2024. These guarantees are effective from September 15, 2029 to September 15, 2033. As of December 31, 2024, the Company is not aware of any events that could trigger the Company’s obligations under these guarantees.
Refer to Note 1. Organization and Operations of the Company, Note 5. Variable Interest Entities and Note 16. Related Parties for an additional discussion of the Company’s commitments and contingencies.

Note 16. Related Parties
The related party disclosures as included herein reflect such matters on May 19, 2022 and prospectively. Certain of the related party agreements and transactions were impacted by the Acquisition and are detailed in Note 4. Related Party Agreements and Transaction Agreements as included in the Notes to the Consolidated Financial Statements as prepared under the Investment Basis.
In connection with the Acquisition on May 19, 2022, all Class A shares and Class P-D shares held by GCM were forfeited, retired and cancelled. The forfeiture, retirement, and cancellation of the shares held by GCM for $0.2 million was recorded to Proceeds from shares transferred on the Consolidated Statements of Equity.
Modified Special Unit
In accordance with the terms of the Fourth Operating Agreement, the Special Unitholder who was the holder of the Special Unit, which, prior to the completion of the Acquisition, entitled the Special Unitholder to receive the Performance Participation Fee and Liquidation Performance Participation Fee.
Under the Fifth Operating Agreement, the “Liquidation Performance Participation Distribution” is payable to the Liquidation Performance Unit (“LPU Holder”) upon the same terms described below with the exception that amounts that may be earned upon the occurrence of a listing of the Company’s shares (or a transaction in which the Company’s members receive shares of a company that is listed) on a national securities exchange are no longer payable in cash, but only in additional Class P-I shares, which will be valued for such purpose at their then fair market value as determined in accordance with the terms of the Fifth Operating Agreement at the time of such listing. In the case of a liquidation of the Company, amounts payable may be paid in additional shares of the Company, other securities and/or cash. Refer to Note 18. Equity for additional details on the Liquidation Performance Unit.
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
Transition Services Agreement
In connection with the Acquisition, Group LLC and certain other parties (together, the “Service Recipients”) entered into a transition services agreement with Greenbacker Administration (the “Transition Services Agreement”). In November 2023, Group LLC and the Service Recipients entered into an amended transition services agreement (the “Amended Transition Services Agreement”), pursuant to which Greenbacker Administration is providing certain financial and corporate recordkeeping services to the Service Recipients until the earlier of: (i) December 31, 2025; (ii) such time as the parties terminate the services arrangement; or (iii) one month after such Service Recipient has been liquidated and dissolved. The Service Recipients are required to pay a fee of $200 per hour per person performing the services it receives under both the Transition Services Agreement and Amended Transition Services Agreement. The impact of the Transition Services Agreement and Amended Transition Services Agreement on the Consolidated Financial Statements for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022 was not material.
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

GCM Managed Funds
The Company provides, through GCM, investment management services to Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”), GDEV I, GDEV II and GREC II. As a result, the Company records Investment Management revenue on the Consolidated Statements of Operations, as applicable, and more fully described below. The following table presents investment management revenue for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022:

(in thousands)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
GROZ:
Management fees	290	290	180
GDEV I:
Management fees(1)	2,124	2,430	1,542
GDEV II:
Management fees(2)	2,551	2,031	225
GREC II:
Management fees(3)	5,871	3,855	—
Performance participation fee	1,088	1,654	882
Administrative fees	6,876	3,478	—
(1)Includes $0.9 million related to GDEV from May 19, 2022 to November 17, 2022 prior to the deconsolidation, and $0.2 million related to GDEV subsequent to the deconsolidation. GDEV I management fees also include 0.4 million related to Greenbacker Development Opportunities Fund I (B), LP (“GDEV B”).
(2)Management fees related to GDEV II under GCM’s Advisory Agreement (as defined in GDEV II discussion below) are recognized for the period from November 11, 2022 through December 31, 2022.
(3)Due to GREC II's early stage of development, the Company did not earn any management fees under the Advisory Agreement during the period from May 19, 2022 through December 31, 2022.

Management fees, Performance participation fees and Administrative fees are included in Investment Management revenue on the Consolidated Statements of Operations.
The following table presents investment management receivable as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
GROZ:
Management fees receivable	$145	$194
GDEV I:
Management fees receivable	(4)	—
GDEV II:
Management fees receivable	—	797
GREC II:
Management fees receivable	1,484	2,265
Performance participation fee receivable	853	499
Administrative fee receivable(1)	$5,320	$2,984
(1)Includes $3.1 million and $2.1 million related to administrative fees owed from GREC II and $2.2 million and $0.9 million related to capitalized labor costs pursuant to the Administration Agreement (as defined in GREC II discussion below) as of December 31, 2024 and 2023, respectively).
Management fees, Performance participation fees and Administrative fees owed to the Company are included in Accounts receivable, net on the Consolidated Balance Sheets.

GROZ
Base management fees under GCM’s advisory fee agreement with GROZ are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital for GROZ.
The Company is also eligible to receive certain performance-based incentive fee distributions from GROZ, including upon liquidation of GROZ, subject to certain distribution thresholds as defined in the amended and restated limited liability company operating agreement of GROZ. The Company has not yet recognized any revenue related to GROZ incentive fee distributions for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022.
GDEV I
Base management fees under GCM’s advisory fee agreements with GDEV I, dated March 3, 2022, are calculated as described herein. For the period from March 3, 2022 through the date on which the commitment period ends (as defined in the GDEV I amended and restated limited partnership agreements), the management fee was calculated at an annual rate of 1.75% to 2.00%, depending on the limited partner, of the aggregate capital commitments to GDEV I. Beginning on the date following the date on which the commitment period terminated, the management fee is calculated at an annual rate of 1.75% to 2.00%, depending on the limited partner, of the aggregate cost basis of all portfolio securities of GDEV I.
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV I, including upon liquidation of GDEV I, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV I. The Company has not yet recognized any revenue related to GDEV I incentive fee distributions. The Company did not recognize any revenue related to GDEV I incentive fee distributions for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022.
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
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV II, including upon liquidation of GDEV II, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV II. The Company has not yet recognized any revenue related to GDEV II incentive fee distributions. The Company did not recognize any revenue related to GDEV II incentive fee distributions for the years ended December 31, 2024 and 2023 and the period from November 11, 2022 through December 31, 2022.
The Advisory Agreement with GDEV II was amended and restated effective December 31, 2024. The amendments did not have any impact on the management fee and performance-based incentive fees discussed above.
GREC II
As of December 31, 2024 and 2023, the base management fees under GCM's advisory fee agreement with GREC II were calculated at a monthly rate of 1.25% annually of the aggregate net asset value (“NAV”) of the net assets attributable to Class F shares of GREC II plus an annual percentage of the aggregate NAV of the net assets attributable to Class I, Class D, Class T, and Class S shares in accordance with the following schedule as of December 31, 2024 and 2023:

Aggregate NAV (Class I, Class D, Class T, and Class S shares)	Management Fee
On NAV up to and including $1,500,000,000	1.75% (0.15% monthly)
On NAV in excess of $1,500,000,000	1.50% (0.13% monthly)
Effective January 1, 2025, the base management fees as calculated above using the annualized percentages were reduced by 0.25% for all share classes. Refer to Note 22. Subsequent Events for further detail.
The Company is also eligible to receive certain performance-based incentive fees from GREC II, including upon liquidation of GREC II, subject to certain distribution thresholds as defined in the Advisory Agreement between GCM and GREC II.

In addition, the Company earns administrative fee revenue for certain technical, financial, legal, accounting, tax and operational asset management services performed by Greenbacker Administration. The company also earns administrative fee revenue for capitalizable costs incurred by Greenbacker Administration on behalf of GREC II. Pursuant to the Administration Agreement between GREC II and Greenbacker Administration, GREC II reimburses Greenbacker Administration for the costs and expenses incurred by Greenbacker Administrator and any sub-administrators in performing their obligations and providing personnel and facilities to GREC II.
Other Related Party Transactions
The Company entered into secured loans to finance the purchase and installation of energy-efficient lighting with AEC Companies. Certain of the loans with LED Funding LLC, an AEC Company, converted to a lease on the day the energy efficiency upgrades became operational. AEC Companies are considered related parties, as the members of these entities own a direct, noncontrolling ownership interest in the Company. The loans between the AEC Companies and the Company, and the subsequent leases, were negotiated at an arm’s length and contain standard terms and conditions that would be included in third-party lending agreements, including required security and collateral, interest rates based upon risk of the specific loan, and term of the loan. As of December 31, 2024 and 2023, the Company was owed $0.1 million and $0.1 million, respectively, in lease payments from AEC Companies, which is included in Accounts receivable, net on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the principal balance of the loan receivable was $0.1 million and $0.2 million, respectively, which is included in Other noncurrent assets on the Consolidated Balance Sheets. The interest receivable as of December 31, 2024 and 2023 was not material. The payments received for the operating leases and the loan receivable during the year ended December 31, 2024 were not material. The Company received payments of $0.1 million and $0.1 million on the operating leases and the loan receivable during the year ended December 31, 2023 and the period from May 19, 2022 through December 31, 2022.
On September 1, 2023, GREC and Mehul Mehta entered into a separation agreement where Mr. Mehta’s role as Chief Investment Officer with the Company terminated on September 1, 2023, and the Company engaged Mr. Mehta as a consultant. Pursuant to the separation agreement, Mr. Mehta received cash severance of $1.3 million and a grant of 0.1 million cash-settled restricted share units. Mr. Mehta’s previously granted 0.1 million restricted share units were forfeited. Refer to Note 19. Share-based Compensation for additional information on Mr. Mehta’s forfeited restricted share units and granted cash-settled restricted share units. Further, a certain number of Mr. Mehta’s Earnout Shares will vest on an accelerated basis. Mr. Mehta also had the ability to have Class P-I and Earnout Shares repurchased, depending on whether the Company’s current SRP has been terminated or suspended and subject to the terms of the separation agreement. In the second quarter of 2024, Mr. Mehta exercised his right to have Class P-I and Earnout Shares repurchased for approximately $3.9 million, and was paid by the Company subsequently in 2024. The Company recognized a payable for these repurchased shares within Other current liabilities on the Consolidated Balance Sheets. The remaining Class P-I shares totaling $3.1 million, subsequent to Mr. Mehta exercising his repurchase rights, were reclassified from temporary equity to permanent equity on the Consolidated Balance Sheets as of December 31, 2024. In the fourth quarter of 2024, the Company entered into a Release Agreement with Mr. Mehta that acknowledges that all obligations and responsibilities of the Company with respect to exercising of repurchase rights were satisfied. All remaining Participating Earnout Shares totaling $0.7 million that were classified as temporary equity and recorded within temporary equity as of December 31, 2023 were reclassified to permanent equity on the Consolidated Balance Sheets as of December 31, 2024. In addition, the Company entered into a consulting agreement with Mr. Mehta to provide certain consulting, transition and other services. The term of the consulting agreement was from September 1, 2023 through January 2, 2024, with total consideration of $0.2 million paid in accordance with the Company’s normal payroll schedule.
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

Note 17. Noncontrolling Interests and Redeemable Noncontrolling Interests
NCI represents the portion of net assets in consolidated subsidiaries that is not attributable, directly, or indirectly, to the Company. For accounting purposes, the holders of NCI of consolidated subsidiaries of the Company include Tax Equity Investors under the tax equity financing facilities as well as the NCI in GDEV GP, GDEV GP II and GREC II which are held by an employee of the Company.
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
The following table presents the RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value and nonredeemable NCI attributable to Tax Equity Investors as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Redeemable NCI attributable to Tax Equity Investors	$1,851	$2,179
NCI attributable to Tax Equity Investors	$115,186	$113,736
The following table presents the Net loss attributable to NCI for Tax Equity Investors for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022:

(in thousands)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Net loss attributable to NCI	$(63,229)	$(95,686)	$(60,683)
The following table presents the contributions from Tax Equity Investors and distributions to Tax Equity Investors for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
	2024	2023
Contributions from Tax Equity Investors	$93,817	$144,723
Less: Syndication costs	9,859	7,050
Contributions from Tax Equity Investors, net	$83,958	$137,673

Distributions to Tax Equity Investors	$18,848	$17,031
Less: Distributions paid in the current period	17,851	14,738
Non-cash distributions to noncontrolling interests	$997	$2,293
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of December 31, 2024 and 2023, the NCI attributable to the GDEV GP was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP for the or the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022 was not material.
The Company allocates income and loss to the NCI in GDEV GP II based on the contractual allocations within the GDEV GP II operating agreement. As of December 31, 2024 and 2023, the NCI attributable to the GDEV GP II was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the or the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022 was not material.

In the second quarter 2024, the Company entered into a MIPSA to sell its membership interest in Illinois Winds LLC to GREC II. The Company determined that after the closing date, it retained a controlling variable financial interest in Illinois Winds LLC under the guidance within ASC 810 and continued to consolidate the assets and liabilities of Illinois Winds LLC as a VIE through November 21, 2024. On November 21, 2024, GREC II obtained financing and paid the Company $35.9 million of the purchase price, and the Company is no longer consolidating Illinois Winds LLC. Refer to Note 5. Variable Interest Entities for additional information.
As of December 31, 2024 and 2023, NCI attributable to other noncontrolling interest was $0.2 million and $0.2 million, respectively.

Note 18. Equity
General
Pursuant to the terms of the Fifth Operating Agreement, the Company may issue up to 400.0 million shares, 350.0 million of which shares are currently designated as Class A, C, I, P-A, P-D, P-S, P-T, P-I shares and Earnout Shares (collectively, common shares), and 50.0 million of which shares are designated as preferred shares. Except as described below, each class of common shares will have the same voting rights and rights to participate in distributions payable by the Company.
In connection with the Acquisition, the Company issued 13.1 million newly designated Earnout Shares to Group LLC pursuant to a certificate of share designation of Class EO common shares of the Company (the “Certificate of Designation”). The Certificate of Designation was subsequently amended and restated in February 2024 (the “Amended and Restated Certificate of Designation”). The Amended and Restated Certificate of Designation amended the provision providing for the allocation of net capital gains realized in connection with the actual or hypothetical sale of all or substantially all of the assets of the Company. Earnout Shares are divided into three separate series, designated as “Tranche 1 Earnout Shares,” “Tranche 2 Earnout Shares,” and “Tranche 3 Earnout Shares,” and are comprised of 4.4 million Tranche 1 Earnout Shares, 4.4 million Tranche 2 Earnout Shares, and 4.4 million Tranche 3 Earnout Shares. Each separate series of Earnout Shares initially do not have the right to participate in any distributions paid by the Company. However, upon the achievement of separate benchmark targets applicable to each series in accordance with the terms of the Amended and Restated Certificate of Designation, or upon the occurrence of certain liquidity events, each series of Earnout Shares can become Participating Earnout Shares and will become entitled to priority allocations of profits and increases in value from the Company, and will: (i) have equivalent economic and other rights as the Class P-I shares of the Company, (ii) vote together as a single class with the Class P-I shares on all matters submitted to holders of Class P-I shares generally, (iii) not have separate voting rights on any matters (other than amendments to the terms of the Participating Earnout Shares that affect such Participating Earnout Shares adversely and in a manner that is different from the terms of the Class P-I shares), and (iv) have the right to participate in all distributions payable by the Company, as if they were, and on a pari passu basis with, the Class P-I shares for all purposes set forth in the Fifth Operating Agreement. Prior to the satisfaction of these targets as per the terms and conditions of the Amended and Restated Certificate of Designation, Earnout Shares will not be entitled to (x) vote with other shares on matters submitted to the holders of shares generally or (y) receive any distributions made to any other holders of shares (and will not be entitled to any accrual of distributions prior to achieving the targets described in the Amended and Restated Certificate of Designation). As of December 31, 2024, certain Earnout Shares have earned participating status as discussed in Earnout Shares below.
In connection with the Acquisition, Group LLC received consideration of 24.4 million Class P-I shares and 13.1 million Earnout Shares. Holders of the Class P-I shares or Earnout Shares issued pursuant to the Contribution Agreement were not permitted to sell or transfer the Class P-I shares or Earnout Shares for twelve months after the closing date of the Acquisition. See Earnout Shares below for the definition and additional information on the Contribution Agreement.
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

Distribution Reinvestment Plan
The Company adopted a DRP through which the Company’s Class A, C and I shareholders could elect to purchase additional shares with distributions from the Company rather than receiving the cash distributions. The DRP was amended as of February 1, 2021 to include all share classes. Shares issued pursuant to the DRP have the same voting rights as shares offered pursuant to the Company's prior public and private offerings. As of April 17, 2023, pursuant to the Company’s Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-251021), the Company was offering up to $20.0 million in Class A, C and I shares to its existing Class A, C, and I shareholders pursuant to the Third Amended and Restated DRP. As of January 17, 2024, the Company ceased offering the shares under the previously effective registration statement, and pursuant to the Company’s new registration statement on Form S-3 (File No. 333-276532), the Company is offering up to $20.0 million in Class A, C and I shares to its existing Class A, C and I shareholders pursuant to the Third Amended and Restated DRP. No dealer manager fees, selling commissions or other sales charges are paid with respect to shares issued pursuant to the DRP except for distribution fees on Class C, P-S and P-T shares (as discussed in Note 2. Significant Accounting Policies). At its discretion, the Board of Directors may amend, suspend or terminate the DRP as well as modify or waive the terms of the DRP with respect to certain or all shareholders, in its discretion, to be in the best interests of the Company. A participant may terminate the election to participate in the DRP by written notice to the plan administrator received by the plan administrator at least 10 days prior to the distribution payment date.
As of December 31, 2024, the Company issued 3.4 million Class A shares, 0.6 million Class C shares, 1.7 million Class I shares, 0.1 million Class P-A shares, 3.2 million Class P-I shares, 4.2 thousand Class P-D shares, 1.8 million Class P-S shares, and 16.4 thousand Class P-T shares for a total of 10.8 million aggregate shares issued under the DRP. As of December 31, 2023, the Company issued 3.3 million Class A shares, 0.6 million Class C shares, 1.6 million Class I shares, 0.1 million Class P-A shares, 2.8 million Class P-I shares, 3.7 thousand Class P-D shares, 1.6 million Class P-S shares, and 14.4 thousand Class P-T shares for a total of 10.0 million aggregate shares issued under the DRP.
The Company suspended the payment of shareholder distributions effective immediately following the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares. As a result of the suspension of shareholders distributions and the DRP, shareholders will not be able to purchase additional shares through the DRP until such time, if any, as the Board of Directors affirmatively authorizes the recommencement of the shareholder distributions and the DRP. However, the Company can make no such assurances as to whether this will happen or the timing or terms of any recommencement.
Share Repurchase Program
Pursuant to the SRP, the Company conducted quarterly share repurchases to allow members to sell all or a portion of their shares (of any class) back to the Company at a price equal to the current MSV for that class of shares.
The SRP includes numerous restrictions that will limit a shareholder’s ability to sell shares. At the sole discretion of the Board of Directors, the Company may also use cash on hand (including the proceeds from the issuance of new shares), cash available from borrowings or other external financing sources and cash from liquidation of investments to repurchase shares.
A shareholders’ right to purchase is subject to the availability of funds and the other provisions of the SRP. Additionally, a shareholder must hold his or her shares for a minimum of one year before he or she can participate in the SRP, subject to any of the following special circumstances: (i) the written request of the estate, heir or beneficiary or a deceased shareholder; (ii) a qualifying disability of the shareholder for a non-temporary period of time provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; (iii) a determination of incompetence of the shareholder by a state or federal court located in the U.S.; or (iv) as determined by the Board of Directors, in their discretion, to be in the interests of the Company. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.
The quarterly share repurchases limits for the SRP are set forth below:

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
The Company delayed the payment with respect to the shares repurchased by the Company for the second quarter of 2023 and distributed related proceeds in the fourth quarter of 2023. The Company also paid an additional supplemental payment to these redeeming shareholders based on the amount of distributions that the redeeming shareholders would have received from July 1, 2023 through the final date on which the shares were paid, had the Company not repurchased the shares.
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
a.if the Liquidation Performance Participation Distribution is payable as a result of a liquidation, the Liquidation Performance Participation Distribution will equal 20.00% of the net proceeds from the liquidation remaining after the other members of the Company have received their share of net proceeds; or
b.if the Liquidation Performance Participation Distribution is payable as a result of a Listing, the Liquidation Performance Participation Distribution will equal 20.00% of any premium the Company receives from the Listing. Additionally, the Liquidation Performance Participation Distribution shall be payable by converting the Liquidation Performance Unit (“LPU”) into a number of newly issued Class P-I shares equal to the Liquidation Performance Participation Distribution divided by the Class P-I share value as of the first month end following the 30th trading day following such an IPO.
Since none of the events that would trigger the Liquidation Performance Participation Distribution was considered probable to occur, no liability was recognized related to the LPU as of December 31, 2024 and 2023.
Additionally, certain employees of the Company received profits interest units from the LPU Holder in exchange for employment services. Since the LPU Holder does not have any other operations or assets, the distribution an employee grantee shall receive from these profits interest units is the equivalent of the Liquidation Performance Participation Distribution the Company shall make to the LPU Holder. The Company has determined that the profits interest units do not represent a substantive class of the Company’s equity, and therefore, accounts for the potential distribution to employees as a payable in accordance with ASC Topic 710, Compensation—General. Since none of the events that would trigger the distribution was considered probable to occur, no liability was recognized as of December 31, 2024 and 2023, and no compensation expense was recognized for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022.
Earnout Shares
On May 19, 2022, the Company completed a management internalization transaction (“the Acquisition”) pursuant to which it acquired substantially all of the business and assets including intellectual property and personnel of its external advisor, GCM, Greenbacker Administration and GDEV GP (collectively, the “Acquired Entities”). For additional information on the Acquisition, see Part II — Item 8 — Consolidated Financial Statements and Supplementary Data — Note 3. Acquisitions in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

The Earnout Shares included in purchase consideration are classified as contingent consideration liabilities and are subject to recurring fair value measurements until they reach the status of Participating Earnout Shares. As of December 31, 2024, the Run Rate Revenue exceeded $8.3 million but was less than $12.5 million. Accordingly, for the year ended December 31, 2024, a total of 0.3 million Tranche 1 Earnout Shares with a fair value of $2.7 million achieved the status of Participating Earnout Shares, which was reclassified from Contingent consideration, net of current portion to Common stock, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the fair value of the Earnout Shares that had not yet achieved the status of Participating Earnout Shares was $0.3 million and $42.3 million, respectively. As of December 31, 2024, the Company determined that it was improbable that any of the run rate levels would be achieved and therefore that any of the remaining EO Awards would become participating. The fair value of the contingent consideration related to Participating Earnout Shares is reclassified from Contingent consideration, net of current portion to Common shares, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. The change in fair value of the contingent consideration is included in Change in fair value of contingent consideration on the Consolidated Statements of Operations.

As of December 31, 2024, none of the Company’s preferred shares were issued and outstanding.
The following table is a summary of the shares issued, participating and repurchased during the period and outstanding as of December 31, 2024 and 2023:

(in thousands)	Class A	Class C	Class I	Class P-A	Class P-I	Class P-D	Class P-S	Class P-T	Class EO(1)	Total
Shares outstanding as of May 19, 2022	16,627	2,767	6,445	794	103,334	199	47,048	241	—	177,455
Shares issued to complete the acquisition	—	—	—	—	24,393	—	—	—	—	24,393
Shares issued through reinvestment of distributions during the period	278	61	158	22	810	1	456	4	—	1,790
Shares repurchased during the period	(741)	(155)	(199)	(1)	(3,505)	(6)	(1,008)	—	—	(5,615)
Shares transferred during the period	—	—	—	—	236	—	(234)	—	—	2
Other capital activity	(24)	—	—	—	46	(3)	—	—	—	19
Shares outstanding as of December 31, 2022	16,140	2,673	6,404	815	125,314	191	46,262	245	—	198,044
Shares issued through reinvestment of distributions during the period	411	93	238	35	1,180	1	671	7	—	2,636
Shares repurchased during the period	(742)	(60)	(109)	—	(2,741)	—	(2,156)	(3)	—	(5,811)
Shares transferred during the period	—	—	—	—	264	—	(263)	—	—	1
Other capital activity	—	—	—	—	22	—	—	—	3,730	3,752
Shares outstanding as of December 31, 2023	15,809	2,706	6,533	850	124,039	192	44,514	249	3,730	198,622
Shares issued through reinvestment of distributions during the period	140	33	84	13	390	1	204	3	—	868
Shares repurchased during the period	(70)	(19)	(51)	(3)	(561)	—	(83)	—	(57)	(844)
Shares transferred during the period	—	—	—	—	121	—	(121)	—	—	—
Other capital activity	—	—	—	—	357	—	—	—	323	680
Shares outstanding as of December 31, 2024	15,879	2,720	6,566	860	124,346	193	44,514	252	3,996	199,326
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
The Company suspended the payment of shareholder distributions effective immediately following the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP.

		Class of Share
Distribution Period		A	C	I	P-A	P-I	P-D	P-T	P-S	EO
1-Nov-15	31-Jan-16	$0.00165	$0.00165	$0.00165	$—	$—	$—	$—	$—	$—
1-Feb-16	30-Apr-16	$0.00166	$0.00166	$0.00166	$—	$—	$—	$—	$—	$—
1-May-16	31-Jul-16	$0.00166	$0.00166	$0.00166	$0.00158	$0.00158	$—	$—	$—	$—
1-Aug-16	31-Oct-16	$0.00168	$0.00168	$0.00168	$0.00160	$0.00160	$—	$—	$—	$—
1-Nov-16	31-Jan-17	$0.00169	$0.00164	$0.00169	$0.00160	$0.00160	$—	$—	$—	$—
1-Feb-17	30-Apr-17	$0.00168	$0.00164	$0.00168	$0.00160	$0.00160	$—	$—	$—	$—
1-May-17	31-Jul-17	$0.00167	$0.00163	$0.00167	$0.00160	$0.00158	$—	$—	$—	$—
1-Aug-17	31-Oct-17	$0.00167	$0.00163	$0.00167	$—	$0.00159	$—	$—	$—	$—
1-Nov-17	31-Oct-18	$0.00167	$0.00163	$0.00167	$—	$0.00158	$—	$—	$—	$—
1-Nov-18	30-Apr-20	$0.00167	$0.00163	$0.00167	$0.00165	$0.00158	$—	$—	$—	$—
1-May-20	30-Nov-20	$0.00152	$0.00149	$0.00152	$0.00153	$0.00158	$—	$—	$—	$—
1-Dec-20	30-Jun-23	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158	$—
1-Jul-23	1-May-24	$0.00152	$0.00149	$0.00152	$0.00152	$0.00158	$0.00158	$0.00158	$0.00158	$0.00158
The following table reflects the distributions declared during the year ended December 31, 2024:

(in thousands)
Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2024	$7,610	$1,787	$9,397
March 1, 2024	7,145	1,691	8,836
April 1, 2024	7,607	1,821	9,428
May 1, 2024	7,373	1,757	9,130
Total	$29,735	$7,056	$36,791
The following table reflects the distributions declared during the year ended December 31, 2023:

(in thousands)
Pay Date	Paid in Cash	Value of Shares Issued under DRP	Total
February 1, 2023	$7,386	$1,975	$9,361
March 1, 2023	6,679	1,777	8,456
March 31, 2023	7,420	1,942	9,362
May 1, 2023	7,114	1,888	9,002
June 1, 2023	7,373	1,934	9,307
July 3, 2023	7,145	1,871	9,016
August 1, 2023	7,232	1,926	9,158
September 1, 2023	7,226	1,935	9,161
October 2, 2023	7,003	1,872	8,875
November 2, 2023	7,352	1,841	9,193
December 1, 2023	7,964	1,746	9,710
January 2, 2024	7,606	1,786	9,392
Total	$87,500	$22,493	$109,993

The following table reflects the distributions declared during the period from May 19, 2022 through December 31, 2022:

(in thousands)
Pay Date	Paid in cash	Value of Shares Issued under DRP	Total
June 1, 2022	$6,954	$2,020	$8,974
July 1, 2022	7,345	1,890	9,235
August 1, 2022	7,570	1,955	9,525
September 1, 2022	7,565	1,973	9,538
October 3, 2022	7,313	1,923	9,236
November 1, 2022	7,507	1,987	9,494
December 1, 2022	7,271	1,930	9,201
January 3, 2023	7,702	1,968	9,670
Total	$59,227	$15,646	$74,873
All distributions paid for the year ended December 31, 2024 are expected to be reported as a return of capital to members for tax reporting purposes, and all distributions paid for the years ended December 31, 2023 and 2022 were reported as a return of capital to members for tax purposes.

Note 19. Share-based Compensation
In May 2023, the Company’s Board of Directors adopted the 2023 Equity Incentive Plan, which authorized an aggregate of 5% of the common shares that are issued and outstanding as Class P-I shares for issuance to employees and non-employee directors. The maximum number of common shares authorized will be automatically increased by 1% on each anniversary of the effective date of the 2023 Equity Incentive Plan, until the total aggregate amount of issuable shares is 10% of the common shares issued and outstanding. The 2023 Equity Incentive Plan allows for the issuance of certain share awards. The Company’s Board of Directors determines the period over which share-based awards become exercisable, and awards generally vest over a one to four-year period. As of December 31, 2024, there were 6.5 million shares available for future grants under the 2023 Equity Incentive Plan.
Share-based compensation expense is recognized within Direct operating costs and General and administrative expense on the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur. The following table summarizes share-based compensation expense recognized during the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022:

(in thousands)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Restricted share units	$7,725	$370	$—
Cash-settled restricted share units	19	678	—
Performance restricted share units	2,053	441	—
Director’s fees	192	195	41
GDEV I incentive fees(1)	219	919	367
GDEV II incentive fees(1)	4,070	—	—
GDEV II special profits interest	72	164	—
EO Awards(2)	(13,972)	8,481	6,955
Total	$378	$11,248	$7,363
(1)The GDEV I and GDEV II incentive fees are carried interest that were issued by GDEV GP and GDEV GP II to certain employees of GCM that provide services to GDEV GP and GDEV GP II.
(2)The Earnout Shares were granted in connection with the Acquisition.
Restricted Share Units
The Company grants service-based restricted share units to employees and non-employee directors under the 2023 Equity Incentive Plan. Compensation expense for these service-based restricted share units is based on the MSV of the Company’s Class P-I shares on the business day prior to grant and is recognized ratably over the service period. There were 2.7 million of restricted share units granted during the year ended December 31, 2024 with a weighted average fair value of $7.77 per share. Unrecognized compensation expense related to restricted share units as of December 31, 2024 was $12.6 million, which the Company expects to recognize over a weighted average period of 1.49 years.
The following table provides a summary of the restricted share unit activity during the year ended December 31, 2024:

(in thousands, except per share data)	Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2023	267	$7.78
Granted	2,679	$7.77
Vested	(551)	$8.17
Forfeited	(296)	$7.66
Unvested balance as of December 31, 2024	2,099	$7.68

Cash-Settled Restricted Share Units
As discussed in Note 16. Related Parties, in September 2023, 0.1 million previously issued restricted share units were forfeited and the Company simultaneously awarded 0.1 million new cash-settled restricted share units to a former employee of the Company. Of these cash-settled restricted share units, 67% vested on February 17, 2024 and were settled shortly thereafter, and 33% will vest on February 17, 2025 if the former employee does not violate the terms of a restrictive covenant set forth in such former employee’s separation agreement with the Company. The awards were fully vested on the grant date because the restrictive covenant does not create a substantive service condition. The fair value of these cash-settled restricted share units was $0.7 million on the grant date. The cash-settled restricted share units are measured at fair value each quarter until settled. The change in the fair value of the cash-settled restricted share units from the grant date through December 31, 2024 was not material.
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
In February 2024, the Company granted performance restricted share units of up to 0.7 million shares of the Company’s Class P-I shares to certain employees. The awards had a grant date fair value of approximately $2.4 million using a Black-Scholes-Merton model. The performance restricted share units are both a market and service-based award in accordance with ASC 718. Shares under this award will be earned based on total shareholder return between May 23, 2023 and May 23, 2026. Shares earned will vest on August 9, 2027. The Company will recognize the entire $2.4 million of compensation expense for this award, regardless of whether such conditions are met, over the requisite service period unless units are forfeited during the period.
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

The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance restricted share units awarded for the July 2024 performance restricted share unit grant:

Inputs	Performance Restricted Share Units
Weighted average grant-date fair value per Class P-I share	$7.97
Performance period (in years)	3.0
Expected share volatility	25.1%
Dividend yield	—%
Daily distribution rate	$—
Risk-free interest rate	4.3%
The following table provides a summary of performance restricted share unit activity during the year ended December 31, 2024:

(in thousands, except per share data)	Performance Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2023	1,067	$4.40
Granted	1,987	$3.92
Forfeited	(269)	$4.11
Unvested balance as of December 31, 2024	2,785	$4.08
EO Awards
During the year ended December 31, 2024, the Company recognized forfeitures of $3.4 million. In addition, as of December 31, 2024, the Company determined that the performance conditions underlying the EO Awards were improbable of being achieved and that the EO Awards were therefore improbable of vesting. Therefore, the Company reversed the remaining share-based compensation expense of $10.6 million that had been previously recognized through December 31, 2023 related to the EO Awards, which is included in General and administrative expenses in the Consolidated Statements of Operations. Refer to Note 18. Equity for additional details.
GDEV I and GDEV II Incentive Fees
The GDEV I and GDEV II incentive fees are carried interests issued by GDEV GP and GDEV GP II to certain employees of GCM that provide services to GDEV GP and GDEV GP II. The Company accounts for the carried interests issued to employees in accordance with ASC 710. Holders of carried interests receive distributions based on carried interest received by GDEV GP and GDEV GP II from GDEV I and GDEV II once the management fee shortfall has been reduced to zero. Vesting among employees is based the continued service of the participants. The carried interests issued to employees are liability classified, and compensation expense for the carried interests is based on the change in the fair value of the carried interests and the vesting schedule. The compensation expense recognized on the carried interests is included in General and administrative expenses in the Consolidated Statements of Operations. Refer to Note 3. Acquisitions and Divestitures for additional details.

Note 20. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

(in thousands, except per share data)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Basic and diluted:
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(242,300)	$(79,471)	$(724)

Weighted average common shares outstanding used in computing net loss per share—basic	199,313	199,293	201,668
Weighted average common shares outstanding used in computing net loss per share—diluted	199,313	199,293	201,668

Net loss per share—basic	$(1.22)	$(0.40)	$0.00
Net loss per share—diluted	$(1.22)	$(0.40)	$0.00
Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists because their inclusion would result in an anti-dilutive effect on per share amounts. The effect of 4.9 million shares related to the Company’s share-based compensation awards for the year ended December 31, 2024 were excluded from the calculation of diluted earnings per share as the effect of such shares would have been anti-dilutive. The effect of 1.4 million shares related to the Company’s share-based compensation awards for the year ended December 31, 2023 were excluded from the calculation of diluted earnings per share as the effect of such shares would have been anti-dilutive. The Company did not have any potentially dilutive shares for the period from May 19, 2022 through December 31, 2022.

Note 21. Segment Reporting
We operate in two reportable operating segments: IPP and IM, and publicly report our financial results on these two segments. The Company determines the operating segments and reports segment information in accordance with how the Company’s CODM allocates resources and assesses performance. The Company’s CODM is its Chief Executive Officer, Charles Wheeler. The Company’s operating segments are aggregated into two reportable operating segments, described below:
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
The IPP business includes the direct costs to operate the Company's fleet, including costs such as operations and maintenance, repairs, and other costs incurred at the project/site level. Additionally, the Company employs a dedicated team of technical asset managers as well as a construction team to oversee the development and operations of our fleet. Such costs are recorded as Direct operating costs for IPP.
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
The following table presents the Company’s revenue by reportable operating segment:

(in thousands)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Energy revenue	$185,225	$159,301	$101,596
Other revenue	6,085	8,434	7,506
Contract amortization, net	(14,301)	(8,060)	(10,529)
Total IPP revenue	$177,009	$159,675	$98,573

Investment Management revenue	$18,757	$13,490	$1,919

Total net revenue	$195,766	$173,165	$100,492

Our segment structure reflects the financial information and reports used by the CODM to make decisions regarding the business, including resource allocations and performance assessments. The Company’s CODM reviews operating income (loss) and its components to evaluate the performance of each segment on a regular basis and to determine how to allocate resources. The operating income (loss) of each operating segment includes the operating revenues of the segments less expenses that are directly related to those revenues. The accounting policies of the reportable operating segments are the same as those described in the Note 2. Significant Accounting Policies.
The Company's CODM evaluates the financial performance of each segment using operating income (loss), which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) amounts attributable to our redeemable and non-redeemable noncontrolling interests; (v) unrealized gains and losses on financial instruments; and (vi) other income (loss). Additionally, the Company does not allocate the change in fair value of contingent consideration and certain share-based compensation expense to its reportable operating segments.
There have been no significant changes to the measurement methods of expenses or methods of allocating expenses to segments during 2024. Our CODM is not provided with total asset information by segment since we do not measure, evaluate the performance of, or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.
All Other reflects the Company’s General and administrative costs not directly attributable to the segments.
Information on segments and reconciliations to consolidated revenues, consolidated operating expenses, consolidated operating income, consolidated loss before income taxes and consolidated depreciation and amortization for the years ended December 31, 2024 and 2023 and for the period from May 19, 2022 through December 31, 2022 were as follows:

	For the year ended December 31,
(in thousands)	2024
	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$177,009	$18,757	$—	$195,766

Operating expenses
Direct operating costs(1) (2)	$107,981	$16,700	$—	$124,681
General and administrative(3)	15,231	8,020	29,301	52,552
Change in fair value of contingent consideration	—	—	(39,348)	(39,348)
Depreciation, amortization and accretion	73,790	8,163	—	81,953
Gain on deconsolidation, net	(5,622)	—	—	(5,622)
Impairment of goodwill	200,338	20,976	—	221,314
Impairment of long-lived assets, net and project termination costs	37,982	50,428	—	88,410
Total segment operating expense (income)	$429,700	$104,287	$(10,047)	$523,940
Total segment operating (loss) income	$(252,691)	$(85,530)	$10,047	$(328,174)

Interest expense, net				$(7,612)
Change in fair value of investments, net				(14,701)
Income from sale-leaseback transfer of tax benefits				22,764
Other income, net				2,436

Loss before income taxes				$(325,287)

	For the year ended December 31,
(in thousands)	2023
	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$159,675	$13,490	$—	$173,165

Operating expenses
Direct operating costs(1) (2)	$91,911	$13,675	$—	$105,586
General and administrative(3)	13,992	3,680	42,945	60,617
Change in fair value of contingent consideration	—	—	(603)	(603)
Depreciation, amortization and accretion	116,506	9,237	—	125,743
Impairment of long-lived assets, net and project termination costs	59,294	—	—	59,294
Total segment operating expense	$281,703	$26,592	$42,342	$350,637
Total segment operating loss	$(122,028)	$(13,102)	$(42,342)	$(177,472)

Interest expense, net				$(20,328)
Change in fair value of investments, net				932
Other expense, net				(267)

Loss before income taxes				$(197,135)

(in thousands)	For the period from May 19, 2022 through December 31, 2022
	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$98,573	$1,919	$—	$100,492

Operating expenses
Direct operating costs(1) (2)	$48,714	$7,175	$—	$55,889
General and administrative(3)	6,769	3,224	33,349	43,342
Change in fair value of contingent consideration	—	—	2,100	2,100
Depreciation, amortization and accretion	32,464	6,685	—	39,149
Total segment operating expense	$87,947	$17,084	$35,449	$140,480
Total segment operating income (loss)	$10,626	$(15,165)	$(35,449)	$(39,988)

Interest expense, net				$(17,460)
Change in fair value of investments, net				398
Other expense, net				(108)

Loss before income taxes				$(57,158)
(1)Direct operating costs within the IPP segment represents the costs to operate our fleet of renewable energy projects, including operations and maintenance, site lease expense, project-level insurance and property taxes, and other costs incurred at the project level. Additionally, the Company employs a dedicated team of technical asset managers to monitor the operational performance of the projects within IPP. The salaries, benefits and professional service costs directly related to the operations of IPP are included within Direct operating costs in the tables above and on the Consolidated Statements of Operations. Direct operating costs excludes any depreciation, amortization and accretion expense.
(2)Direct operating costs within the IM segment represents the costs for the investment management services for the managed funds. This includes the costs to raise and deploy capital for such funds.
(3)General and administrative costs for the IPP and IM segments primarily consist of allocable portions of salaries and other compensation, professional services and consulting fees and other related costs for overhead functions. Unallocated All Other expenses represent the portion of expenses relating to general corporate functions, including certain finance, legal, information technology, human resources, administrative and executive expenses including stock-based compensation, and other expenses not directly attributable to the reportable segments.

Note 22. Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no subsequent events requiring adjustment or disclosure in the Consolidated Financial Statements, except as described below:
On January 1, 2025, the GDEV I and GDEV II Advisory Agreements were contributed from GCM to GDEV Management Holdings LLC, and as a result management fees will be paid directly from GDEV I and GDEV II to GDEV Management Holdings LLC. GCM owns 75% of the membership interests in GDEV Management Holdings LLC and as such receives 75% of net fee related earnings of GDEV Management Holdings LLC. There has been no change to GCM’s ownership interest in GDEV GP I and GDEV GP II.
On January 1, 2025, GCM entered into an amended and restated Advisory Agreement with GREC II to decrease the base management fees by 0.25% for all share classes. Additionally, on January 1, 2025, the Company entered into an amended and restated administration agreement with GREC II. The administration agreement limits the amount of reimbursement due to the Company to 0.5% per year of GREC II’s total paid-in capital (as defined in the agreement) for certain technical, financial, legal, accounting, tax and operational asset management services performed by Greenbacker Administration. Refer to Note 16. Related Parties.
In January 2025, a third party sent a termination notice a respect to the power purchase agreement and lease agreement and offered a settlement amount which the Company has not accepted and as such the dispute is still ongoing. Refer to Note 15. Commitments and Contingencies.
Subsequent to December 31, 2024, substantially all of the assets held by OYA and its affiliates were sold pursuant to orders by the Bankruptcy Court of Delaware related to the ongoing bankruptcy cases. As a result of the sales, the remaining tax equity partnership guarantee was terminated and replaced with a new guarantee with a lower maximum amount, and the remaining financing agreement guarantee was terminated. A subset of the assets were sold to a subsidiary of GDEV, and, under the bankruptcy plan, the Company expects to recover both its investment in OYA and its loan to an affiliate of OYA through its participation in the syndicated GDEV loan facility. These facts and circumstances have been considered in the valuation of the investment in OYA and the allowance assessment for the loan as of December 31, 2024. Refer to Note 5. Variable Interest Entities and Note 7. Notes Receivable.

Schedule I - Condensed Financial Information of Registrant Parent Company
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)
(in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$161	$661
Other current assets	555	1,423
Total current assets	716	2,084
Other assets:
Investment in subsidiary(1)	1,350,941	1,691,949
Total assets	$1,351,657	$1,694,033
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$3,209	$523
Other current liabilities	3,808	11,454
Total current liabilities	7,017	11,977
Other liabilities:
Contingent consideration	300	42,307
Other noncurrent liabilities	3,271	6,784
Total other liabilities	3,571	49,091
Total liabilities	$10,588	$61,068
Commitments and contingencies
Redeemable noncontrolling interests	$1,851	$2,179
Redeemable common shares, par value, $0.001 per share, nil and 873 outstanding as of 2024 and 2023, respectively	—	1
Redeemable common shares, additional paid-in capital	—	7,245
Equity:
Common shares, par value, $0.001 per share, 350,000 authorized, 199,326 and 197,749 outstanding as of 2024 and 2023, respectively	199	198
Additional paid-in capital	1,773,758	1,770,060
Accumulated deficit	(584,733)	(306,525)
Accumulated other comprehensive income	34,937	45,932
Noncontrolling interests	115,057	113,875
Total equity	1,339,218	1,623,540
Total liabilities, redeemable noncontrolling interests and equity	$1,351,657	$1,694,033
(1)The Company has eliminated all intercompany balances and transactions in consolidation.
The accompanying notes are an integral part of these Condensed Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS (PARENT COMPANY ONLY)
(in thousands)

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Operating expenses
General and administrative	3,799	3,044	2,596
Change in fair value of contingent consideration	(39,348)	(603)	2,100
Total operating expenses	(35,549)	2,441	4,696
Equity in losses of consolidated subsidiaries	341,459	172,505	55,469
Total other income (expense), net	1	(641)	2
Net Loss	(305,909)	(175,587)	(60,163)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(63,609)	(96,116)	(59,439)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(242,300)	$(79,471)	$(724)
The accompanying notes are an integral part of these Condensed Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
(in thousands)

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the period from May 19, 2022 through December 31, 2022
Net cash used in operating activities	(1,850)	(4,583)	(3,475)
Cash Flows from Investing Activities
Acquisition - affiliate	—	—	(12,192)
Net contribution from subsidiaries	48,124	138,978	111,109
Net cash provided by investing activities	48,124	138,978	98,917
Cash Flows from Financing Activities
Shareholder distributions	(37,196)	(87,597)	(51,525)
Repurchases of common shares	(6,428)	(82,719)	(17,207)
Other capital activity	(3,150)	(3,480)	(1,678)
Net cash used in financing activities	(46,774)	(173,796)	(70,410)
Net decrease (increase) in Cash and cash equivalents	(500)	(39,401)	25,032
Cash and cash equivalents at beginning of period	661	40,062	15,030
Cash and cash equivalents at end of period	$161	$661	$40,062
The accompanying notes are an integral part of these Condensed Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO THE CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)
Note 1. Background and Basis of Presentation
Background
Greenbacker Renewable Energy Company LLC (the “Company” or “GREC LLC”) is a Delaware limited liability company formed in December 2012 and is a holding company with no direct operations. The Company’s assets and liabilities primarily consist of its equity interest in Greenbacker Renewable Energy Corporation (“GREC”) and its consolidated subsidiaries. GREC is an energy transition, renewable energy and investment management company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through Greenbacker Capital Management LLC investment management services to funds within the sustainable infrastructure and renewable energy industry.
Basis of Presentation
The condensed parent-only company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as the restricted net assets of GREC LLC’s subsidiaries exceed 25% of the consolidated net assets of GREC LLC. The parent’s 100% investment in its subsidiaries has been recorded using the equity basis of accounting in the accompanying condensed parent-only financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto of GREC LLC.
The condensed financial information has been prepared using the same accounting policies as set out in the consolidated financial statements except that the equity method has been used to account for investments in its subsidiaries. GREC LLC is considered the “registrant” and presented as the parent company to supplement its condensed financial statements in Schedule I. The parent company records its investments in subsidiaries under the equity method of accounting as prescribed in ASC 323, Investments-Equity Method, and Joint Ventures. Such investments are presented on the Condensed Balance Sheets as “Investment in subsidiaries.” Ordinarily under the equity method, an investor in an equity method investee would cease to recognize its share of the losses of an investee once the carrying value of the investment has been reduced to nil absent an undertaking by the investor to provide continuing support and fund losses. For the purpose of this Schedule I, the parent company has continued to reflect its share, based on its proportionate interest, of the losses of subsidiaries regardless of the carrying value of the investment even though the parent company is not obligated to provide continuing support or fund losses.
The Company consolidates the results of GREC and its subsidiaries through its controlling interest, with interest in subsidiaries held by other investors shown as noncontrolling interest in the financial statements.
Note 2. Commitments and Contingencies and Guarantees
Refer to Note 11. Debt and Note 15. Commitments and Contingencies in the Company’s Notes to the Consolidated Financial Statements (Non-Investment Basis) for additional information related to GREC LLC’s commitments and contingencies.
Note 3. Dividends
Cash distributions paid to GREC LLC by its subsidiaries were $60.3 million, $142.2 million and $111.1 million for the the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022, respectively.

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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These Notes to the Consolidated Financial Statements were prepared under the Investment Basis as of and for the period ended May 18, 2022. All references to the “LLC” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries (GREC, GREC HoldCo, GREC Administration LLC, and Danforth Shared Services LLC), unless otherwise expressly stated or context requires otherwise.
Note 1. Organization and Operations of the LLC
For a detailed description, refer to Note 1. Organization and Operations of the Company as included in the Notes to the Consolidated Financial Statements as included in the Non-Investment Basis section of Item 8 of this Annual Report.
Prior to May 19, 2022, the LLC was externally managed and is an energy company that acquires, constructs and operates renewable energy and energy efficiency projects as well as finances the construction and/or operation of these and other sustainable development projects and businesses. The LLC conducts substantially all its operations through its wholly owned subsidiary, GREC. GREC is a Maryland corporation formed in November 2011, and the LLC currently holds all the outstanding shares of capital stock of GREC. GREC HoldCo (or “GREC Entity Holdco”), a wholly owned subsidiary of GREC, was formed in Delaware in June 2016. GREC Administration LLC and Danforth Shared Services LLC, both wholly owned subsidiaries of GREC, were formed in Delaware in January 2020 and May 2019, respectively. The consolidated financial results of the LLC have historically included the results of the LLC and its consolidated subsidiaries, GREC, GREC HoldCo, and GREC Administration LLC and Danforth Shared Services LLC, both of which provide administrative services to LLC and its subsidiaries. As of and prior to May 18, 2022, the use of “we”, “us”, and “our” refer, collectively to the LLC, GREC, GREC HoldCo, GREC Administration LLC, and Danforth Shared Services LLC, unless otherwise expressly stated or context otherwise requires.
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
Organization and Offering Costs (“O&O costs”)
O&O costs other than sales commissions and the dealer manager fee, were initially paid by GCM and/or dealer manager on behalf of the LLC in connection with its formation and the offering of its shares pursuant to now-terminated Registration Statements on Form S-1 (File No. 333-178786-01 and File No. 333-211571, respectively).
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

On October 9, 2020, GREC made a $5.0 million Limited partner (“LP”) commitment to GDEV, which was increased to $6.1 million in the fourth quarter of 2020. In April 2021, the commitment to GDEV increased to $7.5 million. As the initial investor, GREC was awarded a 10.00% carried interest participation in GDEV GP, GDEV's general partner. GDEV is an affiliate of GREC as GDEV shares the same investment advisor as the LLC. As of May 18, 2022, $2.9 million of the commitment was funded.
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
The LLC used the net proceeds of borrowings under the New Credit Facility for investment in additional alternative energy power generation assets that are anticipated to become projects and for other general corporate purposes. Loans made under the New Credit Facility bear interest at 1.75% in excess of the three-month London Interbank Offered Rate (“LIBOR”). Prior to the New Credit Facility converting to a term loan, quarterly commitment fees on the average daily unused portion of the Credit Facility were payable at a rate per annum of 0.50%.
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
A shareholders’ right to purchase is subject to the availability of funds and the other provisions of the SRP. Additionally, a member must hold his or her shares for a minimum of one year before he or she can participate in the SRP, subject to any of the following special circumstances: (i) the written request of the estate, heir or beneficiary or a deceased shareholder; (ii) a qualifying disability of the shareholder for a non-temporary period of time provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; (iii) a determination of incompetence of the shareholder by a state or federal court located in the U.S.; or (iv) as determined by the Board of Directors, in their discretion, to be in the interests of the LLC. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.
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
Our management assessed the effectiveness of the internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 framework as part of its assessment. Based on that assessment, our management concluded that, as of December 31, 2024, the internal control over financial reporting for the Company is effective based on the criteria established in Internal Control-Integrated Framework.
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included under the heading “Directors, Corporate Governance and Executive Officers” in the Company’s definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2024, in connection with the solicitation of proxies for the Company’s 2025 annual meeting of shareholders (the “2025 Proxy Statement”) and is incorporated herein by reference.
There is no established public trading market for our LLC interests. As a result, the Company has not adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of securities by managers, executive officers, employees and the Company itself. Our Board and management will continue to evaluate the need for an insider trading policy, and we may adopt a formal policy in the future if appropriate.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the Company’s 2025 Proxy Statement under the headings “Compensation of Directors and Executive Officers” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
The information required by this Item 12 relating to security ownership of certain beneficial owners and management, will be included in the Company’s 2025 Proxy Statement under the heading “Ownership of Securities” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13, to the extent applicable, will be included in the Company’s 2025 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the Company’s 2025 Proxy Statement under the heading “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed as Part of this Report
(1)The following Consolidated Financial Statements of Greenbacker Renewable Energy Company LLC and related notes thereto, together with the Report of Independent Registered Public Accounting Firm of KPMG LLP (PCAOB ID: 185) thereon, are included herein:
Non-Investment Basis
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Operations for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022
•Consolidated Statements of Equity for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022
•Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022
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
•Notes to the Consolidated Financial Statements
(2)Schedule I - Greenbacker Renewable Energy Company LLC (Parent Company only) Condensed Financial Statements for the years ended December 31, 2024 and 2023 and the period from May 19, 2022 through December 31, 2022
(b)Exhibits
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

Exhibit Number	Description of Document
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
10.16
Credit Agreement among GREC Holdings 1 LLC, as Borrower, and Fifth Third Bank, National Association, KeyBanc Capital Markets Inc., Wells Fargo Bank, National Association, and the lenders named therein, dated November 29, 2022 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

10.17
Amended Credit Agreement among GREC Holdings 1 LLC, as Borrower, and Fifth Third Bank, National Association, KeyBanc Capital Markets Inc., Wells Fargo Bank, National Association, and the lenders named therein, dated March 21, 2023 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

10.18
Separation Agreement by and among Greenbacker Renewable Energy Corporation (together with Greenbacker Renewable Energy Company LLC and each of their affiliates) and Christopher Smith, dated as of January 28, 2025 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 000-55610) filed on January 28, 2025)

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
101*
The following materials from Greenbacker Renewable Energy Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language):

Non-Investment Basis:
(i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements

Investment Basis:
(i) Consolidated Statement of Operations; (ii) Consolidated Statement of Changes in Net Assets; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to the Consolidated Financial Statements

Schedule I:
(i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; and (iv) Notes to the Condensed Financial Statements

104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101
*Filed herewith.
**    Furnished herewith.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenbacker Renewable Energy Company LLC
Date: March 31, 2025	By	/s/ Charles Wheeler
Charles Wheeler Chairman, Chief Executive Officer and Director principal executive officer

Date: March 31, 2025	By	/s/ Michael Cunningham
Michael Cunningham Senior Vice President, Chief Accounting Officer principal accounting officer, performing the duties of principal financial officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Wheeler	Chairman, Chief Executive Officer and Director	March 31, 2025
Charles Wheeler	principal executive officer

/s/ Michael Cunningham	Senior Vice President, Chief Accounting Officer	March 31, 2025
Michael Cunningham	principal accounting officer, performing the duties of principal financial officer
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Wheeler and Michael Cunningham to be their true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities (unless revoked in writing), to sign this report and any or all amendments to thereto, and to file the same, with all exhibits therewith, with the Securities and Exchange Commission, and every act and thing necessary or desirable to be done, as fully to all intents and purposes as they might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Sher
David Sher	Director	March 31, 2025

/s/ Kathleen Cuocolo
Kathleen Cuocolo	Director	March 31, 2025

/s/ Robert Herriott
Robert Herriott	Director	March 31, 2025

/s/ David M. Kastin
David M. Kastin	Director	March 31, 2025

/s/ Robert Brennan
Robert Brennan	Director	March 31, 2025

/s/ Cynthia Curtis
Cynthia Curtis	Director	March 31, 2025