Form 10-Q
period 2025-03-31
Greenbacker Renewable Energy Co LLC
filed 2025-05-12
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 1, 2025, the registrant had 199,192,235 shares of common interests, $0.001 par value, outstanding.

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

Fifth Operating Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
FPA	Federal Power Act
GCM	Greenbacker Capital Management LLC
GDEV	Greenbacker Development Opportunities Fund I, LP
GDEV B	Greenbacker Development Opportunities Fund I (B), LP
GDEV GP	Greenbacker Development Opportunities Fund GP I, LLC
GDEV GP II	Greenbacker Development Opportunities GP II, LLC
GDEV I	Greenbacker Development Opportunities Fund I, LP and Greenbacker Development Opportunities Fund I, LP (B)
GDEV II	Greenbacker Development Opportunities Fund II, LP and Greenbacker Development Opportunities Fund II, LP (B)
GREC	Greenbacker Renewable Energy Corporation, a Maryland corporation
GREC HoldCo or GREC Entity HoldCo	GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC
GREC II	Greenbacker Renewable Energy Company II, LLC
Greenbacker Administration or Administrator	Greenbacker Administration LLC
Group LLC	Greenbacker Group LLC
GROZ	Greenbacker Renewable Opportunity Zone Fund LLC

GROZ, GDEV I, GDEV II and GREC II	The managed funds
GW	Gigawatts
HLBV	Hypothetical Liquidation at Book Value
IM	The Investment Management segment represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act
IPP	The Independent Power Producer segment represents the active management and operations of the Company's fleet of renewable energy projects.
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ITC	Investment Tax Credit
JOBS Act	Jumpstart Our Business Startups Act
kWh	Kilowatt hours
LP	Limited partner
LPU	Liquidation Performance Unit
LPU Holder	GB Liquidation Performance Holder LLC
MSV	Monthly share value
MW	Megawatts: (DC) for all solar assets and (AC) for wind assets
MWh	Megawatt Hours
NAV	Net asset value
NCI	Noncontrolling interests
NM	Not meaningful
NTP	Notice to Proceed
O&O costs	Organization and Offering Costs
OYA	OYA-Rosewood Holdings LLC, previously OYA Solar B1 Intermediate Holdco LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PTO	Permission to Operate
PUHCA	Public Utility Holding Company Act of 2005
QF	Qualifying Facilities
REC	Renewable Energy Credit
RNCI	Redeemable noncontrolling interests
ROU	Right-of-use asset
RPS	Renewable Portfolio Standard
SEC	Securities and Exchange Commission
Service Recipients	Group LLC, in connection with the Acquisition entered into a transition services agreement with Greenbacker Administration
SOFR	Secured Overnight Financing Rate
Special Unit	Prior to the Acquisition, referred to the special unit of the limited liability company interest in the Greenbacker Renewable Energy Company LLC entitling the Special Unitholder to a performance participation fee
Special Unitholder	GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of GCM
SRP	Share Repurchase Program
Tax Equity Investors	Third-party passive investors under tax equity financing facilities
TCJA	Tax Cuts and Jobs Act of 2017
Transition Services Agreement	In connection with the Acquisition, the Service Recipients entered into a Transition Services Agreement
U.S. GAAP	U.S. generally accepted accounting principles
VIE	Variable interest entities
VOE	Voting interest entities
We, us, our and the Company	Greenbacker Renewable Energy Company LLC and its subsidiaries

Forward-Looking Statements
Various statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “will,” “should,” “would,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results, or to our expectations regarding future industry trends, are forward-looking statements. The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. In addition, assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described under Part I — Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Part II — Item 1A. Risk Factors and elsewhere in this Quarterly Report. All forward-looking statements are based upon information available to us on the date of this Quarterly Report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. Readers are advised to consult any additional disclosures that we may make directly or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:
•Increasing volatility of the global financial markets and uncertain economic conditions, as a result of changes in interest rates, inflationary pressures, recessionary concerns, global supply chain issues or changes in U.S. or foreign trade policies, including the imposition of additional tariffs and other trade barriers;
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
•risks associated with changes in the fair value of our investments and the methods we use to estimate the fair value of our assets;

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
•risks associated with litigation and investigation or enforcement actions by regulators;
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
v

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Financial Statements
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,237	$120,057
Restricted cash, current	31,949	38,403
Accounts receivable, net	28,033	27,103
Derivative assets, current	16,064	17,632
Other current assets	26,418	28,586
Total current assets	205,701	231,781
Noncurrent assets:
Restricted cash	2,131	3,128
Property, plant and equipment, net	2,280,196	2,232,486
Intangible assets, net	351,065	362,352
Investments, at fair value	75,196	74,136
Derivative assets	80,953	98,495
Other noncurrent assets	240,587	242,667
Total noncurrent assets	3,030,128	3,013,264
Total assets	$3,235,829	$3,245,045
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$107,394	$69,464
Contingent consideration, current	14,675	15,293
Current portion of long-term debt	85,969	88,901
Current portion of failed sale-leaseback financing and deferred ITC gain	45,868	45,868
Other current liabilities	8,034	8,767
Total current liabilities	261,940	228,293
Noncurrent liabilities:
Long-term debt, net of current portion	1,025,804	1,001,654
Failed sale-leaseback financing and deferred ITC gain, net of current portion	195,933	201,601
Deferred tax liabilities, net	24,495	35,316
Operating lease liabilities	195,090	196,911
Out-of-market contracts, net	170,749	180,640
Other noncurrent liabilities	62,005	59,561
Total noncurrent liabilities	1,674,076	1,675,683
Total liabilities	$1,936,016	$1,903,976
Commitments and contingencies (Note 13. Commitments and Contingencies)
Redeemable noncontrolling interests	$1,851	$1,851
Equity:
Preferred shares, par value, $0.001 per share, 50,000 authorized; none issued and outstanding	—	—
Common shares, par value, $0.001 per share, 350,000 authorized, 199,176 and 199,326 outstanding as of 2025 and 2024, respectively	199	199
Additional paid-in capital	1,774,330	1,773,758
Accumulated deficit	(600,317)	(584,733)
Accumulated other comprehensive income	33,690	34,937
Noncontrolling interests	90,060	115,057
Total equity	1,297,962	1,339,218
Total liabilities, redeemable noncontrolling interests and equity	$3,235,829	$3,245,045
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Revenue
Energy revenue	$43,980	$44,569
Investment Management revenue	3,260	3,931
Other revenue	301	668
Contract amortization, net	2,921	(2,615)
Total net revenue	$50,462	$46,553

Operating expenses
Direct operating costs	23,911	26,990
General and administrative	17,046	18,855
Change in fair value of contingent consideration	—	493
Depreciation, amortization and accretion	21,628	20,485
Impairment of long-lived assets, net and project termination costs	13,665	6,328
Total operating expenses	76,250	73,151

Operating loss	(25,788)	(26,598)

Interest expense, net	(36,566)	(4,250)
Change in fair value of investments, net	990	(566)
Income from sale-leaseback transfer of tax benefits	10,188	—
Other expense, net	148	125

Loss before income taxes	(51,028)	(31,289)
Benefit (expense) from income taxes	10,374	(3,064)
Net loss	$(40,654)	$(34,353)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(25,068)	(25,874)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(15,586)	$(8,479)

Earnings per share
Basic	$(0.08)	$(0.04)
Diluted	$(0.08)	$(0.04)

Weighted average shares outstanding
Basic	199,333	198,856
Diluted	199,333	198,856
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended March 31,
	2025	2024
Net loss	$(40,654)	$(34,353)

Total other comprehensive (loss) income, net of tax
Unrealized (loss) gain on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive loss, net of tax	(1,247)	13,209
Total other comprehensive (loss) income, net of tax	$(1,247)	$13,209

Comprehensive loss	(41,901)	(21,144)
Less: Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(25,068)	(25,874)
Comprehensive (loss) gain attributable to Greenbacker Renewable Energy Company LLC	$(16,833)	$4,730
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of December 31, 2024	199,326	$199	$1,773,758	$(584,733)	$34,937	$115,057	$1,339,218	$1,851
Repurchases of common shares	(139)	—	(1,171)	—	—	—	(1,171)	—
Deferred shareholder servicing fees	—	—	—	2	—	—	2	—
Amortization on derivatives previously designated as hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(1,247)	—	(1,247)	—
Contributions from noncontrolling interests, net	—	—	—	—	—	2,132	2,132	—
Distributions to noncontrolling interests	—	—	—	—	—	(3,811)	(3,811)	—
Share-based compensation expense	(11)	—	1,743	—	—	1,750	3,493	—
Net loss	—	—	—	(15,586)	—	(25,068)	(40,654)	—
Balances as of March 31, 2025	199,176	$199	$1,774,330	$(600,317)	$33,690	$90,060	$1,297,962	$1,851
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024
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

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(40,654)	$(34,353)
Adjustments to reconcile Net loss to Net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	18,707	23,100
Impairment of long-lived assets, net	12,665	6,328
Share-based compensation expense	3,469	4,806
Changes in fair value of contingent consideration	—	493
Amortization of financing costs and debt discounts	2,963	1,661
Amortization of interest rate swap contracts	(1,693)	4
Change in fair value of interest rate swaps, net	21,741	(9,944)
Gain on interest rate swaps, net	—	(1,410)
Change in fair value of investments	(990)	566
Deferred income taxes	(10,374)	3,064
Interest expense on failed sale-leaseback financing and deferred ITC gain	4,519	4,269
Income from sale-leaseback transfer of tax benefits	(10,188)	—
Other	1,235	980
Changes in operating assets and liabilities:
Accounts receivable	(930)	(826)
Current and noncurrent derivative assets	—	51,269
Other current and noncurrent assets	1,085	2,988
Accounts payable and accrued expenses	(8,875)	(8,227)
Operating lease liabilities	(1,771)	(714)
Other current and noncurrent liabilities	(541)	(243)
Net cash (used in) provided by operating activities	(9,632)	43,811
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(28,564)	(55,294)
Net deposits returned (paid) for property, plant and equipment	(390)	1,314
Other investing activities	(70)	(45)
Net cash used in investing activities	(29,024)	(54,025)
Cash Flows from Financing Activities
Shareholder distributions	—	(22,361)
Repurchases of common shares	(341)	(390)
Deferred shareholder servicing fees	(739)	(795)
Contributions from noncontrolling interests	2,132	1,005
Distributions to noncontrolling interests	(5,071)	(3,240)
Proceeds from borrowings	58,731	50,920
Payments on borrowings	(40,054)	(84,381)
Proceeds from failed sale-leaseback	—	111,453
Payments on failed sale-leaseback	—	(25,080)
Payments for loan origination costs	(273)	(1,257)
Net cash provided by financing activities	14,385	25,874
Net (decrease) increase in Cash, cash equivalents and Restricted cash	(24,271)	15,660
Cash, cash equivalents and Restricted cash at beginning of period	161,588	187,675
Cash, cash equivalents and Restricted cash at end of period	$137,317	$203,335
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
These Notes to the Consolidated Financial Statements (unaudited) were prepared as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024. All references to the “Company” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
Note 1. Organization and Operations of the Company
Organization
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides investment management services to funds within the sustainable infrastructure and renewable energy industry through Greenbacker Capital Management LLC (“GCM”). As of March 31, 2025, the Company’s fleet comprised 407 renewable energy projects with an aggregate power production capacity of approximately 3.0 gigawatts (“GW”), which includes operating capacity of approximately 1.6 GW and pre-operational capacity of approximately 1.4 GW. As of March 31, 2025, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
The Company conducts substantially all its operations through its wholly owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). The Company operates as a fully integrated and internally managed company after acquiring GCM and several other related entities, which are now wholly owned subsidiaries of GREC. The Company’s fiscal year-end is December 31.

Note 2. Significant Accounting Policies
Basis of Presentation
The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the regulations of the Securities and Exchange Commission (the “SEC”) and include Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as permitted by such rules and regulations.
Interim Financial Statements
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Consolidated Financial Statements presented in this Quarterly Report are unaudited; however, in the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year.
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
The Company evaluates the adequacy of its reserves and the estimates used in calculations on an ongoing basis. Significant areas requiring management to make estimates include, but are not limited to: (i) estimates of future undiscounted net cash flows used in assessing the recoverability of long-lived assets; (ii) the change in fair value of equity method investments for which the fair value option has been elected; (iii) the change in fair value of contingent consideration; (iv) the useful lives of intangible assets; (v) the grant date fair value of share-based awards; (vi) derivative assets and liabilities for the interest rate swaps; and (vii) valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income. Although some variability is inherent in these estimates, the Company believes that the current estimates are reasonable in all material respects. Adjustments related to changes in estimates are reflected in the Company’s Consolidated Financial Statements in the period for which those estimates changed. Refer to the subsequent footnotes to these Consolidated Financial Statements for additional information on the Company’s estimates.

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
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that aggregate to the beginning and ending balances shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2025:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$103,237	$120,057
Restricted cash, current	31,949	38,403
Restricted cash	2,131	3,128
Total cash and cash equivalents and restricted cash	$137,317	$161,588
Supplemental Cash Flow Information
The following table presents information regarding the Company’s non-cash investing and financing activities as well as the cash paid for interest:

	Three months ended March 31,
(in thousands)	2025	2024
Non-cash investing activities
Capital expenditures incurred but not paid	$63,495	$29,453

Non-cash financing activities
Deferred shareholder servicing fees payable	$5,550	$9,754
Redemptions payable	1,172	968
Distribution payable to shareholders	—	7,607
Non-cash distributions to noncontrolling interests	$(1,260)	$1,837

Cash paid for
Interest paid, net of amounts capitalized	$12,857	$11,725
Restructuring and Related Charges
The Company records costs associated with exit activities related to restructuring plans in accordance with ASC 420, Exit or Disposal Cost Obligations. Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred. The timing of the associated cash payments is dependent upon the type of exit cost. The Company records restructuring cost liabilities in Accounts payable and accrued expenses and Other noncurrent liabilities in the consolidated balance sheet. One-time termination benefits are recognized as a liability when the approved plan of termination has been communicated to employees, unless employees must provide future service, in which case the benefits are recognized ratably over the future service period.
In the first quarter of 2025, the Company implemented a restructuring plan, effective on March 31, 2025, aimed at reducing costs and improving operational efficiency in response to changing market conditions. The restructuring plan primarily included workforce reductions and other cost-saving initiatives. The Company’s Board of Directors approved the reduction in force (the “RIF”) and as a result of the RIF, the Company recognized $0.6 million of charges within General and administrative on the Consolidated Statements of Operations. These charges consist of $0.5 million of severance related costs and $0.1 million of other related costs. The Company expects an additional $0.2 million of expense to be recognized through the remainder of 2025 related to the RIF. The Company expects the majority of the cash expenditures to be paid by the end of the third quarter of 2025.

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
The Company determines which customers, if any, comprise over ten percent of either revenue or accounts receivable. The Company had one customer from which revenue was 14.0% and 14.6% of total revenue for the three months ended March 31, 2025 and 2024.
As of March 31, 2025, the Company had one customer from which the receivable balance was 18.2% of total accounts receivable. As of December 31, 2024, the Company had one customer from which the receivable balance was 28.3% of total accounts receivable.
Refer to Note 4. Revenue and Note 11. Derivative Instruments for further details.
Recent Accounting Pronouncements - Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. For public business entities, the amendments in ASU 2023-09 are effective for annual periods in fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this ASU and the impact on its Consolidated Financial Statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement (Subtopic 220-40): Reporting Comprehensive Income, Expense Disaggregation Disclosures,” which requires disclosures for a more detailed disaggregation of income statement expenses. ASU 2024-03 requires a public entity to report relevant expenses presented on the face of the income statement for continued operations such as: (i) purchases of inventory; (ii) depreciation; and (iii) intangible asset amortization. For public business entities, the amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and effective for interim periods beginning after December 15, 2027. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.
Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB ASC. ASUs issued which are not specifically listed above were assessed and have already been adopted in a prior period or determined to be either not applicable or are not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Note 3. Acquisitions and Divestitures
Acquisitions
In accordance with ASC 805, Business Combinations, for acquisitions in which the Company acquires assets, including intangible assets, and assumes liabilities that do not constitute a business, the amount of the purchase consideration is equal to the fair value of the net assets acquired. The purchase consideration, including transaction costs, is allocated to the individual assets acquired and liabilities assumed based on their relative fair values.
The Company did not have any acquisitions during the three months ended March 31, 2025 and 2024.
Contingent Consideration
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects’ reaching milestones as specified in the acquisition agreements. As of March 31, 2025 and December 31, 2024, the Company has recorded a liability of $14.7 million and $15.3 million, respectively, within Contingent consideration, current on the Consolidated Balance Sheets related to these agreements.
Divestitures
The Company did not have any divestitures during the three months ended March 31, 2025 and 2024.
Note 4. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as reported in the Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2025	2024
Energy sales	$39,143	$35,309
RECs and other incentives	4,837	9,260
Investment Management revenue	3,260	3,931
Other revenue	301	668
Contract amortization, net	2,921	(2,615)
Total net revenue	$50,462	$46,553
(Less) Add: Contract amortization, net	(2,921)	2,615
Less: Lease revenue	(2,617)	(2,381)
Less: Investment, dividend and interest income	(141)	(642)
Total net revenue from contracts with customers	$44,783	$46,145
Contract Amortization, net
Intangible assets and out-of-market contracts recognized from PPA and REC contracts assumed through acquisitions related to the sale of energy in future periods for which the fair value has been determined to be less or more than market value are amortized to revenue over the term of each underlying contract on a straight-line basis.
Contract Balances
The Company’s billing practices are dictated by the contract terms and are typically done in arrears based upon the amount of power delivered in the prior period.
The Company did not record any contract assets as of March 31, 2025 and December 31, 2024, as none of its rights to payment were subject to a particular event other than passage of time. Included within the Accounts receivable, net balance on the Consolidated Balance Sheets, the Company had a receivable balance of $27.1 million and $25.9 million related to contracts with customers as of March 31, 2025 and December 31, 2024, respectively.

The Company has contract liabilities related to amounts received from certain PPA and REC customers upon the related projects reaching commercial operations date (“COD”), permission to operate (“PTO”), or over the initial years of the project’s life. The contract liabilities are recognized into revenue over the term of the related contract. As of March 31, 2025 and December 31, 2024, the Company recorded $4.5 million and $5.2 million, respectively, of contract liabilities in Other noncurrent liabilities in the Consolidated Balance Sheets. For the three months ended March 31, 2025, the Company’s amortization of contract liabilities was $0.2 million. The Company’s amortization due to contract liabilities was not material for the three months ended March 31, 2024.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract, i.e., commissions, are recognized as an asset if the Company expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The Company has capitalized $3.6 million and $4.4 million in costs to obtain a contract as of March 31, 2025 and December 31, 2024, respectively, within Other noncurrent assets in the Consolidated Balance Sheets. As of March 31, 2025, the Company recorded impairment of $0.8 million related to the termination of the development of three projects. Refer to Note 8. Property, Plant and Equipment for further discussion. The Company’s amortization of costs to obtain a contract was not material for the three months ended March 31, 2025 and 2024.
Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of March 31, 2025, the Company had $7.0 million of remaining performance obligations.
The following table includes the approximate amounts expected to be recognized related to remaining performance obligations for each of the next five years and thereafter:

(in thousands)
Period ended March 31,	Amount
2025-2026	$2,014
2026-2027	1,165
2027-2028	876
2028-2029	875
2029-2030	804
Thereafter	1,254
Total	$6,988

Note 5. Variable Interest Entities
Consolidated Variable Interest Entities
The Company assesses entities for consolidation in accordance with ASC 810 and consolidates entities that are VIEs for which the Company has been determined to be the primary beneficiary. The Company does not recognize any gain or loss on the initial consolidation of any of its VIEs.
Tax Equity Investors
The Company, through various wholly owned subsidiaries, is the managing member of 14 tax equity partnerships where the other members are Tax Equity Investors under tax equity financing facilities. Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates, that use these investments to reduce future tax liabilities. Refer to Note 15. Noncontrolling Interests and Redeemable Noncontrolling Interests for further discussion. These entities generate income through renewable energy and sustainable development projects primarily within North America. The entities represent a diversified portfolio of income-producing renewable energy power facilities that sell power under long-term electricity contracts to offtakers with high credit quality, such as utilities, municipalities, and corporations. The Company has determined that these tax equity partnerships are VIEs because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company is the primary beneficiary of these tax equity partnerships because: (1) through its role as managing member of these tax equity partnerships, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs, and (2) the Company has the obligation to absorb losses and the right to receive benefits that could potentially be significant to these VIEs. Therefore, the Company consolidates these VIEs.
As of March 31, 2025, the assets and liabilities of the consolidated tax equity partnerships and other consolidated VIEs totaled approximately $1.8 billion and $284.1 million, respectively. As of December 31, 2024, the assets and liabilities of the consolidated tax equity partnerships and other consolidated VIEs totaled approximately $1.8 billion and $288.0 million, respectively. The assets largely consisted of property, plant and equipment, and the liabilities primarily consisted of out-of-market contracts.
GDEV Management Holdings LLC
On January 1, 2025, GCM contributed its advisory agreements with GDEV I and GDEV II to GDEV Management Holdings LLC in exchange for 75% of the membership interests in GDEV Management Holdings LLC. GDEV Management Holdings LLC is the non-economic managing member of GDEV GP and GDEV GP II. The owner of the remaining 25% of the membership interests in GDEV Management Holdings LLC is a related party of GCM and an independent contractor of GDEV Management Holdings LLC and serves as the managing member of GDEV Management Holdings LLC. The Company determined that GDEV Management Holdings LLC is a VIE because GDEV Management Holdings LLC has insufficient equity at risk. The Company further determined that GCM and the managing member of GDEV Management Holdings LLC have shared control over GDEV Management Holdings LLC. GCM was determined to be more closely associated with GDEV Management Holdings LLC and therefore is the primary beneficiary and consolidates GDEV Management Holdings LLC.
As of March 31, 2025, the consolidated assets and liabilities of GDEV Management Holdings LLC totaled approximately $0.2 million and $0.5 million, respectively. The assets consisted of cash and cash equivalents, and the liabilities primarily consisted of accounts payable and accrued expenses.
On January 1, 2025, GCM and GDEV Management Holdings LLC entered into a credit agreement, pursuant to which GCM agreed to make cash advances in an aggregate principal amount not to exceed $4.0 million, through the maturity date of December 31, 2029. Until the maturity date, GDEV Management Holdings LLC may from time to time borrow, repay, and reborrow the loan. Interest accrues at the fixed rate of 6% per year and may be paid in kind. As of March 31, 2025, there was no balance outstanding under the credit agreement.

Unconsolidated Variable Interest Entities
GDEV I
As of March 31, 2025, Greenbacker Development Opportunities Fund GP I, LLC (“GDEV GP”) held a combined 2.00% of the interests in Greenbacker Development Opportunities Fund I, LP and Greenbacker Development Opportunities Fund I (B) LP (together “GDEV I”). In October 2020, GDEV I was launched to make private equity and development capital investments in the sustainable infrastructure industry. The Company has determined that GDEV I is a VIE but that the Company is not the primary beneficiary. The Company can exert significant influence over operating and financial policies of GDEV I because of its ownership of GDEV GP, GDEV I’s general partner. Accordingly, GDEV GP, which is a consolidated subsidiary of the Company, accounts for its investment in GDEV I as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV I is equal to $3.0 million, which is the sum of the Company’s existing investment in GDEV I and the remaining commitments to GDEV I, less the portion attributable to the noncontrolling interest in GDEV GP.
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
As of March 31, 2025, GDEV GP II held a combined 1.96% of the interests in GDEV II. The Company’s maximum exposure to loss as a result of its involvement with GDEV II is $4.6 million, which is GDEV GP II’s total capital commitment to GDEV II, less the portion of the capital commitment attributable to the noncontrolling interest in GDEV GP II.
Aurora Solar
Aurora Solar Holdings, LLC (“Aurora Solar”) was formed in 2016, to develop, construct, own, finance, and operate a portfolio of 16 solar projects. As of March 31, 2025, the Company’s investment represented 49.00% of Aurora Solar’s issued and outstanding common shares. The Company determined that Aurora Solar is a VIE but that it is not the primary beneficiary. Accordingly, the Company accounts for its investment in the common shares of Aurora Solar as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss is equal to the fair value of its investment in Aurora Solar.
OYA
The Company owns 50.00% of the issued and outstanding equity shares of OYA-Rosewood Holdings LLC, a portfolio originally consisting of 19 solar projects. On November 6, 2024, OYA and certain of its affiliates filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Delaware. As of March 31, 2025, all of the projects previously owned by OYA have been sold to third parties. The Company previously accounted for its investment in OYA as an equity method investment and elected the fair value option as management deemed fair value to be more relevant than historical cost. As a result of the Bankruptcy Petitions, the Company no longer has significant influence over OYA, and the investment in OYA therefore no longer qualifies as an equity method investment. However, the Company continues to use the fair value option to account for its investment in OYA at the end of each reporting period. The Company’s maximum exposure to loss as of March 31, 2025 includes the current value of its investment in OYA and the guaranteed amounts discussed in the following paragraphs. Since the Company has elected the fair value option to account for its investment in OYA, the Company is also required to measure all of its other financial interests in OYA at fair value, including these guarantees. As of March 31, 2025 and December 31, 2024, the fair value of the guarantees is zero.
Prior to 2023, certain previous subsidiaries of OYA entered into tax equity partnerships with investor members pursuant to which the Company, along with the parent company of the other 50.00% member of OYA, provided guarantees to the tax equity investor members in certain of these partnerships for the payment and performance of all obligations of these subsidiaries under the terms of the relevant contracts. In 2023, two of these arrangements were terminated resulting in the termination of the associated guarantees. On March 11, 2025, the third guarantee was terminated, released, and replaced with a new guarantee of any tax credit recapture related to the projects in the tax equity partnership, up to a maximum of $1.5 million, decreasing by $0.5 million each year. The replacement guarantee has a term of three years, through March 11, 2028.

In addition, certain previous subsidiaries of OYA entered into two separate financing agreements with certain financial institutions, which were terminated in association with the payoff of the related loans in the sales on July 11, 2024 and March 11, 2025.
During 2024, the Company had loaned an affiliate of OYA $7.1 million by becoming a party to an amended existing loan agreement between GDEV I, an affiliate of the Company, certain other unrelated lenders, and the OYA affiliate, which was due on December 31, 2024 and bears interest at 12.00%.
In the first quarter of 2025, substantially all of the assets held by OYA and its affiliates were sold pursuant to orders by the Bankruptcy Court of Delaware related to the ongoing bankruptcy cases. A subset of the assets were sold to a subsidiary of GDEV I. On April 22, 2025, the Bankruptcy Court confirmed the Chapter 11 Plan (the “Plan”) for OYA and its affiliates. Under the confirmed Plan, the Company’s equity interest in OYA was canceled, with no separate distribution to equity holders, and the Company’s loan to the OYA affiliate was extinguished and replaced by an allowed bankruptcy claim. The Company expects to recover both the value of its investment in OYA and its loan to the affiliate of OYA through the allowed bankruptcy claim. This recovery is expected to come from a combination of immediate cash proceeds already received by the loan facility agent from the sales of assets in the bankruptcy proceedings and future distributions from earnouts as well as sales of development assets acquired by the agent through a credit bid. The terms and conditions of the Plan were considered in the valuation of the investment in OYA as of March 31, 2025. The Company has not recorded a credit allowance on the loan to the OYA affiliate since the total expected undiscounted recoveries exceed the carrying value of the loan as of March 31, 2025. The Company does not expect the bankruptcy settlements to have a material impact on its Consolidated Financial Statements.
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
The Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of the following dates:

	Fair Value as of March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$97,017	$—	$97,017
Derivative liabilities	—	(2,791)	—	(2,791)
Investments at fair value	—	—	75,196	75,196
Contingent consideration	—	—	(300)	(300)
Total	$—	$94,226	$74,896	$169,122

	Fair Value as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$116,127	$—	$116,127
Derivative liabilities	—	(160)	—	(160)
Investments at fair value	—	—	74,136	74,136
Contingent consideration	—	—	(300)	(300)
Total	$—	$115,967	$73,836	$189,803

The following table reconciles the beginning and ending balances for instruments that are recognized at fair value using Level 3 inputs in the Consolidated Financial Statements as of March 31, 2025 using significant unobservable inputs:

(in thousands)	Investments at fair value	Contingent consideration	Total
Balance as of December 31, 2024	$74,136	$(300)	$73,836
Contributions to investees	70	—	70
Return of capital	—	—	—
Change in fair value of investments, net	990	—	990
Change in contingent consideration	—	—	—
Reclassification of participating Earnout Shares	—	—	—
Balance as of March 31, 2025	$75,196	$(300)	$74,896
The Company does not have any non-financial assets or liabilities measured at fair value as of March 31, 2025 and December 31, 2024. There were no transfers between Levels 1, 2, or 3 for the three months ended March 31, 2025 and 2024.
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
In addition, during the fourth quarter of 2024, the Company entered into an option contract with a counterparty for the right, but not the obligation, to enter into an interest rate swap with the counterparty in exchange for a premium price of $2.6 million. The option expired on March 27, 2025. The option was classified as Level 2 in the fair value hierarchy. Refer to Note 11. Derivative Instruments for further detail.
Investments at fair value
In the table above, certain equity method and other investments included within investments at fair value may be valued at the purchase price for a period of time after an acquisition as the best indicator of fair value. In addition, certain valuations of investments may be entirely or partially derived by reference to observable valuation measures for a pending or consummated transaction. In the absence of quoted prices in active markets, the Company uses a variety of techniques to measure the fair value of its investments. The methodologies incorporate the Company’s assumptions about the factors that a market participant would use to value the investments. The various unobservable inputs used to determine the Level 3 valuations may have similar or diverging impacts on valuation. Significant increases and decreases in these inputs in isolation and interrelationships between those inputs could result in significantly higher or lower fair value measurements. Refer to Unconsolidated Variable Interest Entities in Note 5. Variable Interest Entities for additional information on the Company’s investments at fair value.
The following table quantifies the significant unobservable inputs used in determining the fair value of equity method and other investments as of March 31, 2025. The weighted averages are calculated based on the relative fair value of each investment as of March 31, 2025:

Unobservable Input	Input/Range
Aurora Solar - Discount rate	7.8%
Aurora Solar - kWh production	0.5%
Aurora Solar - Estimated remaining useful life	27 years

OYA - Discount rate	25%
OYA - Attrition	25%-50%
OYA - Price per watt	$0.30-$0.50
As discussed in Note 5. Variable Interest Entities, the Company accounts for its investments in GDEV I and GDEV II as equity method investments.

As of March 31, 2025, the Company has unfunded commitments to GDEV I and GDEV II of $0.2 million and $1.0 million, respectively. The investments in GDEV I and GDEV II represent investments in a partnership in which no partner is permitted to make a withdrawal of any of its capital contributions. GDEV GP and GDEV GP II are required to cause the respective partnerships to distribute amounts available for distribution to the partners within 90 days of the receipt of such amounts.
The following table presents the fair value of each of the Company’s investments at fair value as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Aurora	$61,936	$60,348
OYA	5,314	5,913
GDEV I	3,841	3,771
GDEV II	4,105	4,104
Total investments at fair value	$75,196	$74,136
Investments at fair value are recorded in Investments, at fair value on the Consolidated Balance Sheets.
The following table presents Total Change in fair value of investments, net of each of the Company’s investments for the periods indicated below:

	Three months ended March 31,
(in thousands)	2025	2024
Aurora	$1,588	$(840)
OYA	(598)	274
GDEV	—	—
GDEV II	—	—
Total Change in fair value of investments, net	$990	$(566)
The change in fair value of the Company’s investments is recorded in Change in fair value of investments, net on the Consolidated Statements of Operations.
Contingent consideration
The Company estimates the fair value of its contingent consideration associated with the Acquisition based on the likelihood of payment related to the contingent clause and the date when payment is expected to occur. The contingent consideration is reflected in Other noncurrent liabilities included in noncurrent liabilities on the Consolidated Balance Sheets.
The following table presents the change in fair value of contingent consideration for the periods indicated below:

	Three months ended March 31,
(in thousands)	2025	2024
Change in fair value of contingent consideration	$—	$493
The change in the fair value of contingent consideration is recorded within Change in fair value of contingent consideration on the Consolidated Statements of Operations.
For the three months ended March 31, 2025, there was no contingent consideration settled with the participation of Earnout Shares, which were issued in connection with the Acquisition. For the three months ended March 31, 2024, $1.4 million of contingent consideration was settled with the participation of a certain amount of Earnout Shares, which were issued in connection with the Acquisition. The amount was reclassified from Other noncurrent liabilities to Common shares, par value, and Additional paid-in capital on the Consolidated Balance Sheets. Refer to Note 16. Equity for further detail.

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
The following quantifies the significant unobservable inputs used to determine the fair value of contingent consideration as of March 31, 2025:

Unobservable Input	Input/Range
Risk-Free Rate Over Earnout Term	4.2%
Revenue Discount Rate	9.0%
Annualized Revenue Volatility	17.5%
Annualized Share Price Volatility	30.0%
Quarterly Revenue / Share Price Correlation	40.0%

Note 7. Notes Receivable
The Company’s notes receivable consist of the following:

(dollars in thousands)	March 31, 2025	December 31, 2024	Year of origination	Interest rate	Maturity date
Notes receivable, current
Kane Warehouse	$121	$121	2015	10.25%	2/24/2025(1)
OYA	7,084	7,084	2024	12.00%	12/23/2024(2)
Total notes receivable, current	$7,205	$7,205
Notes receivable, noncurrent
New Market	$5,008	$5,008	2019	9.00%	9/30/2022(3)
Total notes receivable, noncurrent	$5,008	$5,008
Loan reserve(2)	(1,000)	(1,000)
Total notes receivable	$11,213	$11,213
(1)The note receivable from Kane Warehouse was subsequently paid in the second quarter of 2025.
(2)During 2024, the Company loaned an affiliate of OYA $7.1 million, by becoming a party to an amended existing loan agreement between a subsidiary of GDEV I, an affiliate of the Company, certain other unrelated lenders, and the OYA affiliate. On November 6, 2024, OYA and certain of its affiliates filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Delaware. Based on current estimates of future cash recoveries from liquidation proceeds and structured settlements, the Company believes that the total expected undiscounted recoveries exceed the carrying value of the loan as of March 31, 2025. As a result, no credit loss allowance has been recorded. Refer to Note 5. Variable Interest Entities for additional information on OYA.
(3)As of March 31, 2025, New Market has not been repaid. During the year ended December 31, 2023, the Company recorded a reserve representing an allowance for credit losses for the estimated uncollectible portion of this note in the amount of $1.0 million. The Company has determined that no additional reserve is required for this note for the three months ended March 31, 2025.
The notes receivable, current are recorded within Other current assets on the Consolidated Balance Sheets. The notes receivable, noncurrent are recorded within Other noncurrent assets on the Consolidated Balance Sheets. Notes receivable are recorded at amortized cost and exclude interest receivable. As of March 31, 2025, interest receivable of $0.3 million and $1.9 million was recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets. As of December 31, 2024, interest receivable of $0.3 million and $1.9 million was recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets.

Note 8. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

(in thousands)	March 31, 2025	December 31, 2024
Land	$23,083	$23,283
Plant and equipment	1,881,858	1,873,801
Asset retirement cost	32,640	32,640
Finance right-of-use asset	65	65
Construction-in-progress	495,696	437,335
Other	555	561
Total property, plant and equipment	$2,433,897	$2,367,685
Accumulated depreciation	(153,701)	(135,199)
Property, plant and equipment, net	$2,280,196	$2,232,486
Construction-in-progress includes $89.3 million and $91.8 million of development costs as of March 31, 2025 and December 31, 2024, respectively.
The following table presents Depreciation expense recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations for the periods indicated below:

	Three months ended March 31,
(in thousands)	2025	2024
Depreciation expense	$18,496	$17,507
Impairment of Long-Lived Assets
During the three months ended March 31, 2025, the Company recognized an impairment loss of $12.7 million associated with (i) two operational wind projects because the Company determined that the carrying value of the related long-lived assets were no longer recoverable through the projected future operating cash flows of the projects and (ii) six development-stage solar projects because the Company terminated the development of the projects. The fair value of the assets was determined using a market approach. The total impairment loss includes $1.6 million related to upfront payments to customers and $0.8 million of capitalized costs to obtain a contract related to the termination of the development of three projects recorded within Other noncurrent assets on the Consolidated Balance Sheets due to the termination of the related PPAs. In addition to the $12.7 million impairment, the Company also paid a $1.0 million termination fee in association with the termination of a PPA. The termination fee and impairment losses are presented within Impairment of long-lived assets, net, project termination and other costs in the Consolidated Balance Sheets. The charges were recorded to the Company’s IPP segment.
During the three months ended March 31, 2024, the Company recognized impairment of long-lived assets of $6.3 million due to a change in state regulations that impacted the earnings potential of six projects in one state. The impairment analysis indicated that the projected future cash flows for the projects no longer supported the recoverability of the carrying value of the related long-lived assets. The fair value of the assets was determined using a current replacement cost approach. This charge was recorded to the Company’s IPP segment.

Note 9. Intangible Assets and Out-of-market Contracts
Intangible Assets and Out-of-market Contracts
Intangible assets as of March 31, 2025 and December 31, 2024 consisted of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets as of March 31, 2025
PPA contracts	$359,579	$(71,158)	$288,421
REC contracts	46,235	(6,452)	39,783
Trademarks	1,364	(643)	721
Channel partner relationships	45,708	(25,759)	19,949
Other intangible assets	2,191	—	2,191
Total intangible assets, net	$455,077	$(104,012)	$351,065

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets as of December 31, 2024
PPA contracts	$361,512	$(64,820)	$296,692
REC contracts	46,235	(5,820)	40,415
Trademarks	1,364	(585)	779
Channel partner relationships	45,708	(23,433)	22,275
Other intangible assets	2,191	—	2,191
Total intangible assets, net	$457,010	$(94,658)	$362,352
The following table presents the amortization expense related to intangible assets recorded on the Consolidated Balance Sheets which includes Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statements of Operations for the periods indicated below:

	Three months ended March 31,
(in thousands)	2025	2024
Total Favorable Amortization expense	$9,353	$8,700
Favorable Contract amortization reduction to revenue	6,970	6,317
The Company also has PPA and REC contracts that are held in an unfavorable position (out-of-market contracts) recorded as liabilities, which consist of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of March 31, 2025
PPA contracts	$(191,727)	$25,640	$(166,087)
REC contracts	(19,763)	15,101	(4,662)
Total out-of-market contracts, net	$(211,490)	$40,741	$(170,749)

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of December 31, 2024
PPA contracts	$(198,629)	$23,127	$(175,502)
REC contracts	(19,763)	14,625	(5,138)
Total out-of-market contracts, net	$(218,392)	$37,752	$(180,640)

The following table presents the contract amortization contra-expense as an increase to revenue related to out-of-market contracts for the periods indicated below:

	Three months ended March 31,
(in thousands)	2025	2024
Out-of-market contract amortization	$3,821	$3,702
The amounts recorded to out-of-market contracts are amortized to Contract amortization, net on the Consolidated Statements of Operations similar to favorable PPA and REC contracts.
The following table presents the amortization expense related to the Company’s finite-lived intangible asset and liabilities (out-of-market contracts), net, contract amortization on PPA and REC contract intangible assets and out-of-market contracts, and amortization expense on channel partner relationships and trademark intangible assets for the periods indicated below:

	Three months ended March 31,
(in thousands)	2025	2024
Amortization expense on channel partner relationships and trademark intangible assets, net	$2,383	$2,383
Less: Contract amortization on PPA and REC contracts intangible assets and (out-of-market contracts), net	(2,921)	2,615
Total amortization expense related to intangible assets and (out-of-market contracts), net	$(538)	$4,998
Contract amortization on PPA and REC contract intangible assets and out-of-market contracts is recorded within Contract amortization, net on the Consolidated Statements of Operations. Amortization expense on channel partner relationships and trademark intangible assets is recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations.
During the three months ended March 31, 2025, the Company derecognized two out-of-market contracts due to the termination of the related PPAs and recognized $6.1 million within Contract amortization, net on the Consolidated Statements of Operations.
Estimated future amortization expense, net for the above amortizable intangible assets and out-of-market contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended March 31,	Amortization Expense
2025-2026	$23,104
2026-2027	22,550
2027-2028	22,109
2028-2029	21,766
2029-2030	20,781
Thereafter	70,006
Total	$180,316

Note 10. Debt
The Company has entered into various credit facilities and loan agreements through its subsidiaries, as described below:

(dollars in thousands)	March 31, 2025	December 31, 2024	Interest rate	Maturity date
GREC Entity HoldCo	$55,018	$56,049	Daily SOFR(1) + 1.85%	June 20, 2025
Midway III Manager LLC	13,198	13,260	3 mo. SOFR + 1.73%	September 28, 2025
Trillium Manager LLC	65,430	65,758	Daily SOFR + 2.10%	June 9, 2027
Greenbacker Wind Holdings II LLC	67,172	68,838	3 mo. SOFR + 2.03%	December 31, 2026
Conic Manager LLC	22,240	22,308	3 mo. SOFR + 1.75%	August 8, 2026
Turquoise Manager LLC	30,220	30,252	3 mo. SOFR + 1.35%	December 23, 2027
Greenbacker Renewable Energy Corporation (Premium financing agreement)	503	2,012	6.78%	April 30, 2025
ECA Finco I, LLC	17,316	17,398	3 mo. SOFR + 2.60%	February 25, 2028
GB Solar TE 2020 Manager LLC	17,316	17,330	Daily SOFR + 1.98%	October 30, 2026
Sego Lily Solar Manager LLC	125,462	127,829	3 mo. SOFR + 1.53%	June 30, 2028
Celadon Manager LLC	72,853	72,853	Daily SOFR + 1.60%	February 18, 2029
GRP II Borealis Solar LLC	39,429	39,429	Daily Compounded SOFR + 2.26%	June 30, 2027
Ponderosa Manager LLC	85,770	87,803	3 mo. SOFR + 1.40%	October 4, 2029
PRC Nemasket LLC	38,894	39,630	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	114,594	129,594	1 mo. SOFR + Applicable Margin(2)	November 29, 2027
Dogwood GB Manager LLC	58,725	58,725	1 mo. SOFR + 1.73%	March 29, 2030
GREC Warehouse Holdings I LLC	122,467	102,334	3 mo. SOFR + 2.03%	August 11, 2026
Cider Solar Construction Owner LLC	81,000	81,000	12.25%(3)	July 30, 2028
Cider Solar AcquisitionCo LLC	25,009	1,539	Various	Various(4)
Pemaquid Manager LLC	76,915	76,915	Daily SOFR + 1.85%	November 13, 2029
Total debt	$1,129,531	$1,110,856
Less: Total unamortized discount and deferred financing costs	(17,758)	(20,301)
Less: Current portion of long-term debt(5)	(85,969)	(88,901)
Total long-term debt, net	$1,025,804	$1,001,654
(1)Secured Overnight Financing Rate (“SOFR”).
(2)GREC Holdings 1 LLC’s loan includes interest on the outstanding principal at the term SOFR index plus a spread adjustment plus applicable margin (spread adjustment of 0.10%; applicable margin ranging between 1.75% and 2.00%).
(3)The Cider Solar Construction Owner LLC loan bore interest at an initial fixed rate of 9.75% per annum through January 30, 2025. Beginning January 30, 2025 through the maturity date, the loan now bears interest at 12.25% per annum. Refer to Part II — Item 8 — Note 11. Debt of the Consolidated Financial Statements (Non Investment Basis) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
(4)Cider Solar AcquisitionCo LLC has construction and ITC bridge loan facilities as well as the option to convert into Tranche A or Tranche B term loans and bears interest at the daily SOFR plus an applicable margin subject to the interest rates disclosed in the loan agreement. Refer to Part II — Item 8 — Note 11. Debt of the Consolidated Financial Statements (Non Investment Basis) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
(5)Adjusted for $6.4 million and $6.3 million of unamortized debt discount and deferred financing costs pertaining to current portion of long-term debt of $92.4 million and $95.2 million as of March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025, the Company did not enter into any new or modified existing debt facilities.
The Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding borrowings. Refer to Note 11. Derivative Instruments for further discussion.
The following table shows the components of interest expense included within Interest expense, net on the Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2025	2024
Loan interest(1)	$11,655	$12,762
Commitment / letter of credit fees	2,236	967
Amortization of deferred financing fees and discount	2,963	1,661
Interest on sale-leasebacks(2)	4,520	6,437
Gain on interest rate swaps, net(3)	—	(1,410)
Change in fair value of interest rate swaps, net(3)	21,741	(9,944)
Interest capitalized	(6,176)	(5,375)
Total(4)	$36,939	$5,098
(1)Includes interest rate swap settlements in the amount of $4.9 million and $6.6 million as a reduction of loan interest for the three months ended March 31, 2025 and 2024, respectively. Refer to Note 11. Derivative Instruments for additional information.
(2)Refer to Other Financing Arrangements for further discussion on the financing obligations and the deferred ITC gain related to the sale-leaseback arrangements.
(3)Refer to Note 11. Derivative Instruments for additional information on the Company’s interest rate swaps.
(4)Total interest expense excludes $0.4 million and $0.8 million of interest income on cash accounts for the three months ended March 31, 2025 and 2024, respectively.
The principal payments due on the Company’s borrowings for each of the next five years and thereafter are as follows:

(in thousands)
Period ended March 31,	Principal Payments
2025-2026	$92,379
2026-2027	241,178
2027-2028	278,665
2028-2029	275,885
2029-2030	241,424
Thereafter	—
Total	$1,129,531
Other Financing Arrangements
As of March 31, 2025, the Company recorded $13.1 million and $33.0 million of failed sale-leaseback financing and deferred ITC gains, respectively, within Current portion of failed sale-leaseback financing and deferred ITC gain on the Consolidated Balance Sheets. As of March 31, 2025, the Company recorded $114.1 million and $84.2 million of failed sale-leaseback financing and deferred ITC gains, respectively, within Failed sale-leaseback financing and deferred ITC gain, net of current portion, on the Consolidated Balance Sheets. As of March 31, 2025, the Company recorded $0.2 million and $2.4 million of origination costs, which are recorded as a reduction to Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion, respectively, on the Consolidated Balance Sheets.
As of December 31, 2024, the Company recorded $13.1 million and $33.0 million of financing obligations and deferred ITC gains within Current portion of failed sale-leaseback financing and deferred ITC gain on the Consolidated Balance Sheets. As of December 31, 2024, the Company recorded $111.2 million and $92.8 million of failed sale-leaseback financing and deferred ITC gains, respectively, within Failed sale-leaseback financing and deferred ITC gain, net of current portion, on the Consolidated Balance Sheets. As of December 31, 2024, the Company recorded $0.2 million and $2.4 million of origination costs, which are recorded as a reduction to Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion, respectively, on the Consolidated Balance Sheets.

The following table shows the components of interest on sale-leasebacks included within Interest expense, net on the Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2025	2024
Financing interest	$2,911	$4,592
ITC interest	1,609	1,845
Total	$4,520	$6,437
The calculation of interest expense is based on imputed interest rates within each arrangement for the financing obligations ranging between 7.2% and 11.5% and the IBR within each arrangement for the deferred ITC gain ranging between 4.5% and 5.6%.
For the three months ended March 31, 2025, the Company recognized $10.2 million of income related to the recognition of deferred income from the transfer of tax credits related to one of the Company’s sale leaseback financings recorded to Income from sale-leaseback transfer of tax benefits on the Consolidated Statements of Operations.
The future payments on failed sale-leaseback financing arrangements, inclusive of the repurchase price, for each of the next five years and thereafter are as follows:

(in thousands)
Period ended March 31,	Future Payments
2025-2026	$13,127
2026-2027	13,390
2027-2028	13,572
2028-2029	13,580
2029-2030	13,648
Thereafter	181,738
Total lease payments	249,055
Less: imputed interest	(121,780)
Less: origination costs	(2,649)
Present value of lease payments	$124,626

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
On October 1, 2024, the Company voluntarily dedesignated all hedges within its portfolio. When the Company dedesignates a swap as a hedging instrument, the Company evaluates whether the forecasted transactions previously hedged by the interest rate swap are probable of not occurring and, if so, reclassifies the amount recorded in Accumulated other comprehensive income to Interest expense, net in the Consolidated Statements of Operations. When the Company determines that the forecasted transactions previously hedged by the interest rate swap are not probable of not occurring, the Company recognizes the amounts within Accumulated other comprehensive income related to the dedesignated interest rate swap into interest expense as the originally forecasted transactions affect earnings. All future changes in the fair value of the dedesignated derivatives are reported immediately in earnings to Interest expense, net in the Consolidated Statements of Operations. As of March 31, 2025, the total balance in Accumulated other comprehensive income to be amortized over the remaining term of the derivative contracts, including balances related to hedges dedesignated in previous periods, is $45.7 million.
For derivatives previously designated as cash flow hedges, the changes in the fair value of the derivative were initially reported in other comprehensive income and were subsequently reclassified to earnings when the hedged transaction affected earnings.
The following tables reflect the location and estimated fair value positions of derivative contracts at:

(in thousands)		March 31, 2025
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)

Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other noncurrent liabilities)	$939,551	$97,017	$(2,791)
Total		$939,551	$97,017	$(2,791)

(in thousands)		December 31, 2024
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities)	$944,629	$112,339	$(160)
Option to enter into interest rate swap contract	Derivative assets	242,203	3,788	—
Total		$1,186,832	$116,127	$(160)
As of March 31, 2025, the notional amount for derivatives not designated as hedging instruments includes $846.4 million associated with currently effective swaps and $93.2 million associated with forward starting swaps. As of December 31, 2024, the notional amount for derivatives not designated as hedging instruments includes $851.5 million associated with currently effective swaps and $93.2 million associated with forward starting swaps.
During the fourth quarter of 2024, the Company entered into an option contract with a counterparty for the right, but not the obligation, to enter into an interest rate swap with the counterparty with a notional amount of $242.2 million in exchange for a premium price of $2.6 million. The option expired on March 27, 2025.

The following table provides information on the change in fair value of derivative contracts as recorded in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations:

	Three months ended March 31, 2025
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive (Loss) Income
Amortization of derivatives	$(1,693)	$—
Less: Taxes on total net loss recognized in other comprehensive income	446	—

Consolidated Statements of Operations
Interest expense, net
Change in fair value of interest rate swaps, net	$—	$(21,741)

	Three months ended March 31, 2024
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive (Loss) Income
Loss recognized in other comprehensive income	$17,927	$—
Amortization of off-market derivatives	1,094	1,090
Less: Taxes on total net gain recognized in other comprehensive income	(4,722)	—

Consolidated Statements of Operations
Interest expense, net
Change in fair value of interest rate swaps, net	—	9,944
Gain on interest rate swaps, net(1)	$1,410	$—
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
During the three months ended March 31, 2024, the Company received $51.3 million in cash as a result of the full or partial termination of interest rate swaps. The cash proceeds received are included in Net cash (used in) provided by operating activities in the Consolidated Statements of Cash Flows. The Company did not receive any cash as a result of full or partial terminations of interest rate swaps during the three months ended March 31, 2025.
Additionally, from time to time, the Company utilizes derivative instruments for the purposes of managing interest rate risk on future term debt instruments. Since the debt agreements have not yet closed, in order to lock in the terms, the Company may make payments to be maintained as cash collateral. As of March 31, 2025 and December 31, 2024, the Company recorded no cash collateral in Other current assets in the Consolidated Balance Sheets.

Note 12. Income Taxes
The guidance under ASC Topic 740, Income Taxes, establishes the methodology, including the use of an estimated annual effective tax rate, to determine income tax expense (or benefit) in interim financial reporting. At the end of each quarter, the Company makes the best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and net loss attributable to noncontrolling interest. Based on enacted tax laws, the Company’s effective tax rate for 2025 is expected to be 20.3% as of March 31, 2025. The Company’s effective tax rate as of March 31, 2024 was (9.9)%.
The Company recorded a benefit (expense) from income taxes of $10.4 million and $(3.1) million for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate varies from the statutory U.S. federal income tax rate of 21.0% primarily due to the tax impact of net loss attributable to noncontrolling interests.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of March 31, 2025. For the three months ended March 31, 2025, valuation allowance increases of $2.1 million have been recorded against state net operating loss carry forwards where it is not more likely than not that they will be utilized within the loss carry forward period and against certain investment credits.
The Company assessed its tax positions for all open tax years as of March 31, 2025 for all U.S. federal and state, and foreign tax jurisdictions for the years 2014 through 2024. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of March 31, 2025.

Note 13. Commitments and Contingencies
Legal Proceedings
On July 2, 2024, the Company received notice of a lawsuit filed by Petaluma City Schools ("Petaluma") in the Superior Court of the State of California, County of Sonoma against certain subsidiaries of the Company. The lawsuit alleges that the solar panels installed on the rooftop of Petaluma's building caused damages to the rooftop and claimed damages in excess of approximately $2.0 million. Petaluma filed an amended complaint on November 22, 2024. The Company expects to respond with the required answer or motions in the ordinary course of the ongoing litigation; however, the Company is unable to determine the potential outcome or amount of loss, if any, that may occur.
On November 15, 2024, two of the Company’s subsidiaries executed a general assignment for the benefit of creditors (the “ABC”), pursuant to which the subsidiaries assigned all of their assets to a third-party assignee. The assignee will liquidate the assets and distribute the proceeds to creditors. The Company had impaired substantially all of the assets of these subsidiaries in 2024. The Company recorded related liabilities of $15.4 million, which were presented within Accounts payable and accrued expenses on the Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024. The Company does not expect to pay cash or use any other assets to settle these liabilities.
The Company is engaged in an ongoing dispute with a third-party offtaker of one of the Company’s projects as well as the lessor of the property on which the project is located, as the third-party prevented the reenergization of a portion of the project due to certain events. On December 26, 2024, the Company sent a notice of default and demanded for payment under the power purchase agreement and lease agreement. In January 2025, the third party sent a termination notice with respect to the power purchase agreement and lease agreement and offered a settlement amount which the Company did not accept and disputed the termination. The Company believes that either it will be able to settle the dispute on favorable terms or, as an alternative, will pursue litigation against the offtaker. The Company has not accrued any expense related to the dispute as of March 31, 2025 or December 31, 2024.
The Company may become involved in other legal proceedings, administrative proceedings, claims or other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. Other than described above, as of March 31, 2025, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company.
Letters of Credit
The Company is required to provide security under the terms of several of its power purchase agreements, permits, lease agreements and other project documents as well as many of its loan agreements. As of March 31, 2025, the Company has provided the requisite security for these agreements in the form of standby letters of credit in the aggregate amount of $236.3 million. As of March 31, 2025, no amounts have been drawn under these letters of credit.
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

Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under certain PPAs, the Company is required to deliver agreed-upon quantities based on the agreements for successive periods, typically between one to five year rolling periods, over the terms of the PPAs. As of March 31, 2025, the Company was in compliance with all agreed-upon delivery quantities.
Renewable Energy Credit Commitments
The Company's commitments to third parties under REC sales contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended March 31,	Number of RECs
2025-2026	75
2026-2027	72
2027-2028	47
2028-2029	47
2029-2030	28
Thereafter	213
Total	482
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures, which are governed by various agreements to which certain of the Company’s subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in the maximum amount of $1.0 billion as of March 31, 2025. These guarantees are effective from September 15, 2029 to September 15, 2033. As of March 31, 2025, the Company is not aware of any events that could trigger a material obligation under these guarantees.
Refer to Note 5. Variable Interest Entities and Note 14. Related Parties for an additional discussion of the Company’s commitments and contingencies.
Leases
Maturities of the Company’s lease liabilities for each of the next five years and thereafter are as follows:

(in thousands)
Period ended March 31,	Operating Leases	Finance Leases
2025-2026	$13,624	$18
2026-2027	13,772	17
2027-2028	13,864	—
2028-2029	13,942	—
2029-2030	14,105	—
Thereafter	451,492	—
Total lease payments	520,799	35
Less: Imputed interest	(323,559)	(2)
Present value of lease liabilities	$197,240	$33

Note 14. Related Parties
Modified Special Unit
In accordance with the terms of the Fourth Operating Agreement, prior to the completion of the Acquisition, the Special Unitholder was entitled to receive the receive the Performance Participation Fee and Liquidation Performance Participation Fee.
Under the Fifth Operating Agreement, the Liquidation Performance Participation Distribution is payable to the Liquidation Performance Unitholder (“LPU Holder”) equal to 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as measured immediately prior to liquidation. Adjusted capital was defined as the Company's NAV immediately prior to the time of a liquidation or a listing. In the event of any liquidity event that involved a listing of the Company's shares, or a transaction in which the Company’s members received shares of a company that was listed on a national securities exchange, the Liquidation Performance Participation Fee would have been equal to 20.0% of the amount, if any, by which the Company's listing value following such liquidity event exceeded the adjusted capital, as calculated immediately prior to such listing (the “Listing Premium”). Any such Listing Premium and related Liquidation Performance Participation Fee would be determined and payable in arrears 30 days after the commencement of trading following such liquidity event, with the exception that amounts that may be earned upon the occurrence of a listing of the Company’s shares (or a transaction in which the Company’s members receive shares of a company that is listed) on a national securities exchange are no longer payable in cash, but only in additional Class P-I shares, which will be valued for such purpose at their then fair market value as determined in accordance with the terms of the Fifth Operating Agreement at the time of such listing. In the case of a liquidation of the Company, amounts payable may be paid in additional shares of the Company, other securities and/or cash. Refer to Note 16. Equity for additional details on the Liquidation Performance Unit.
Transition Services Agreement
In connection with the Acquisition, Group LLC and certain other parties (together, the “Service Recipients”) entered into a transition services agreement with Greenbacker Administration (the “Transition Services Agreement”). In November 2023, Group LLC and the Service Recipients entered into an amended transition services agreement (the “Amended Transition Services Agreement”), pursuant to which Greenbacker Administration is providing certain financial and corporate recordkeeping services to the Service Recipients until the earlier of: (i) December 31, 2025; (ii) such time as the parties terminate the services arrangement; or (iii) one month after such Service Recipient has been liquidated and dissolved. The Service Recipients are required to pay a fee of $200 per hour per person performing the services it receives under both the Transition Services Agreement and Amended Transition Services Agreement. The impact of the Transition Services Agreement and Amended Transition Services Agreement on the Consolidated Financial Statements for the three months ended March 31, 2025 and 2024 was not material.
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
Executive Protection Plan
In connection with the closing of the Acquisition, each of Mr. Charles Wheeler and Mr. David Sher terminated their employment agreements with Group LLC, and such employment agreement was superseded by offer letters from GREC and participation in the GREC Executive Protection Plan (“EPP”).
Beginning April 1, 2025, Mr. Charles Wheeler will no longer be participating in the EPP as the Company announced on March 31, 2025 that effective April 1, 2025, Mr. Wheeler resigned as CEO of the Company, Chairman of the Company’s Board and as a member of the Board’s nominating and governance committee. At the time of Mr. Wheeler’s resignation, the Company and Mr. Wheeler entered into a transition agreement setting forth the terms of his separation of service with the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2025. In addition, the Board appointed the Company’s Managing Director and Head of Infrastructure, Daniel De Boer, as the Company’s Interim CEO, effective April 1, 2025.

GCM Managed Funds
The Company provides, through GCM and GDEV Management Holdings LLC, investment management services to Greenbacker Renewable Opportunity Zone Fund LLC (“GROZ”), GDEV I, GDEV II and GREC II. As a result, the Company records Investment Management revenue on the Consolidated Statements of Operations, as applicable, and more fully described below. The following table presents investment management revenue for the periods indicated below:

	Three months ended March 31,
(in thousands)	2025	2024
GROZ:
Management fees	$73	$73
GDEV I:
Management fees	461	578
GDEV II:
Management fees	642	416
GREC II:
Management fees	1,163	1,321
Performance participation fee	—	—
Administrative fees	$952	$1,303

Management fees, Performance participation fees and Administrative fees are included in Investment Management revenue on the Consolidated Statements of Operations.
The following table presents investment management receivable as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
GROZ:
Management fees receivable	$73	$145
GDEV I:
Management fees receivable	(4)	(4)
GDEV II:
Management fees receivable	—	—
GREC II:
Management fees receivable	2,648	1,484
Performance participation fee receivable	—	853
Administrative fee receivable(1)	$2,461	$5,320
(1)Includes $1.4 million and $3.1 million related to administrative fees owed from GREC II and $1.1 million and $2.2 million related to capitalized labor costs pursuant to the Administration Agreement (as defined in GREC II discussion below) as of March 31, 2025 and December 31, 2024, respectively).
Management fees, Performance participation fees and Administrative fees owed to the Company are included in Accounts receivable, net on the Consolidated Balance Sheets.

GROZ
Base management fees under GCM’s advisory fee agreement with GROZ are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital of GROZ.
The Company is also eligible to receive certain performance-based incentive fee distributions from GROZ, including upon liquidation of GROZ, subject to certain distribution thresholds as defined in the amended and restated limited liability company operating agreement of GROZ. The Company has not yet recognized any revenue related to GROZ incentive fee distributions for the three months ended March 31, 2025 and 2024.
GDEV I
On January 1, 2025, GCM’s advisory agreements with GDEV I were assigned and contributed to GDEV Management Holdings LLC and subsequently to GDEV Management LLC. Base management fees under GDEV Management LLC’s advisory agreements with GDEV I, dated January 1, 2025, are calculated as described herein. For the period from March 3, 2022 through the date on which the commitment period ended (as defined in the GDEV I amended and restated limited partnership agreements), the management fee was calculated at an annual rate of 1.75% to 2.00%, depending on the limited partner, of the aggregate capital commitments to GDEV I. Beginning on the date following the date on which the commitment period terminated, the management fee is calculated at an annual rate of 1.75% to 2.00%, depending on the limited partner, of the aggregate cost basis of all portfolio securities of GDEV I. GCM owns 75% of the membership interests in GDEV Management Holdings LLC and as such receives 75% of net fee related earnings of GDEV Management Holdings LLC.
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV I, including upon liquidation of GDEV I, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV I. The Company has not yet recognized any revenue related to GDEV I incentive fee distributions. The Company did not recognize any revenue related to GDEV I incentive fee distributions for the three months ended March 31, 2025 and 2024.
GDEV II
On January 1, 2025, GCM’s advisory agreements with GDEV II were assigned and contributed to GDEV Management Holdings LLC and subsequently to GDEV Management LLC. Base management fees under GDEV Management LLC’s Advisory Agreement with GDEV II, dated January 1, 2025, are calculated as described herein. For the period from November 11, 2022 through the date on which the commitment period ends (as defined in the GDEV II amended and restated limited partnership agreement), the management fee is calculated at an annual rate of 1.50% to 2.00%, depending on the limited partner, of the aggregate capital commitments to GDEV II. Beginning on the date following the date on which the commitment period terminates, the management fee will be calculated at an annual rate of 1.50% to 2.00%, depending on the limited partner, of the aggregate cost basis of all portfolio securities of GDEV II.
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV II, including upon liquidation of GDEV II, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV II. The Company has not yet recognized any revenue related to GDEV II incentive fee distributions. The Company did not recognize any revenue related to GDEV II incentive fee distributions for the three months ended March 31, 2025 and 2024.
GREC II
On January 1, 2025, GCM entered into an amended and restated Advisory Agreement with GREC II to decrease the base management fees by 0.25% for all share classes. Effective January 1, 2025, the base management fees under GCM's advisory fee agreement with GREC II were calculated at a monthly rate of 1.00% annually of the aggregate net asset value (“NAV”) of the net assets attributable to Class F shares of GREC II plus an annual percentage of the aggregate NAV of the net assets attributable to Class I, Class D, Class T, and Class S shares in accordance with the following schedule as of March 31, 2025:

Aggregate NAV (Class I, Class D, Class T, and Class S shares)	Management Fee
On NAV up to and including $1,500,000,000	1.50% (0.13% monthly)
On NAV in excess of $1,500,000,000	1.25% (0.10% monthly)
The Company is also eligible to receive certain performance-based incentive fees from GREC II, including upon liquidation of GREC II, subject to certain distribution thresholds as defined in the Advisory Agreement between GCM and GREC II.

Additionally, on January 1, 2025, the Company entered into an amended and restated administration agreement with GREC II. The administration agreement limits the amount of reimbursement due to the Company to 0.50% per year of GREC II’s total paid-in capital (as defined in the agreement) for certain technical, financial, legal, accounting, tax and operational asset management services performed by Greenbacker Administration. The Company also earns administrative fee revenue for capitalizable costs incurred by Greenbacker Administration on behalf of GREC II. Pursuant to the Administration Agreement between GREC II and Greenbacker Administration, GREC II reimburses Greenbacker Administration for the costs and expenses incurred by Greenbacker Administrator and any sub-administrators in performing their obligations and providing personnel and facilities to GREC II.

Note 15. Noncontrolling Interests and Redeemable Noncontrolling Interests
NCI represents the portion of net assets in consolidated subsidiaries that is not attributable, directly or indirectly, to the Company. For accounting purposes, the holders of NCI of consolidated subsidiaries of the Company include Tax Equity Investors under the tax equity financing facilities as well as the NCI in GDEV GP, GDEV GP II and GDEV Management Holdings LLC which are held by an independent contractor of GDEV Management Holdings LLC.
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
The following table presents the RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value and nonredeemable NCI attributable to Tax Equity Investors as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Redeemable NCI attributable to Tax Equity Investors	$1,851	$1,851
NCI attributable to Tax Equity Investors	$88,484	$115,186
The following table presents the Net loss attributable to NCI for Tax Equity Investors for the periods indicated below:

	Three months ended March 31,
(in thousands)	2025	2024
Net loss attributable to NCI	$(25,086)	$(25,644)
The following table presents the contributions from Tax Equity Investors and distributions to Tax Equity Investors for the periods indicated below:

	Three months ended March 31,
	2025	2024
Contributions from Tax Equity Investors	$2,362	$1,004
Less: Syndication costs	242	813
Contributions from Tax Equity Investors, net	$2,120	$191

Distributions to Tax Equity Investors	$3,811	$3,351
Less: Distributions paid in the current period	5,071	1,514
Non-cash distributions to noncontrolling interests	$(1,260)	$1,837
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of March 31, 2025 and December 31, 2024, the NCI attributable to the GDEV GP was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP for the or the three months ended March 31, 2025 and 2024 was not material.
The Company allocates income and loss to the NCI in GDEV GP II based on the contractual allocations within the GDEV GP II operating agreement. As of March 31, 2025 and December 31, 2024, the NCI attributable to the GDEV GP II was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the or the three months ended March 31, 2025 and 2024 was not material.
The Company allocates income and loss to the NCI in GDEV Management Holdings LLC based on the contractual allocations within the GDEV Management Holdings LLC operating agreement. As of March 31, 2025 and December 31, 2024, the NCI in GDEV Management Holdings LLC was $1.8 million and nil, respectively. The Company had immaterial and no net income (loss) attributable to NCI at GDEV Management Holdings LLC for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, NCI attributable to other noncontrolling interest was $0.2 million and $0.2 million, respectively.

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
In connection with the Acquisition, the Company issued 13.1 million newly designated Earnout Shares to Group LLC pursuant to a certificate of share designation of Class EO common shares of the Company (the “Certificate of Designation”). The Certificate of Designation was subsequently amended and restated in February 2024 (the “Amended and Restated Certificate of Designation”). The Amended and Restated Certificate of Designation amended the provision providing for the allocation of net capital gains realized in connection with the actual or hypothetical sale of all or substantially all of the assets of the Company. Earnout Shares are divided into three separate series, designated as “Tranche 1 Earnout Shares,” “Tranche 2 Earnout Shares,” and “Tranche 3 Earnout Shares,” and are comprised of 4.4 million Tranche 1 Earnout Shares, 4.4 million Tranche 2 Earnout Shares, and 4.4 million Tranche 3 Earnout Shares. Each separate series of Earnout Shares initially do not have the right to participate in any distributions paid by the Company. However, upon the achievement of separate benchmark targets applicable to each series in accordance with the terms of the Amended and Restated Certificate of Designation, or upon the occurrence of certain liquidity events, each series of Earnout Shares can become Participating Earnout Shares and will become entitled to priority allocations of profits and increases in value from the Company, and will: (i) have equivalent economic and other rights as the Class P-I shares of the Company, (ii) vote together as a single class with the Class P-I shares on all matters submitted to holders of Class P-I shares generally, (iii) not have separate voting rights on any matters (other than amendments to the terms of the Participating Earnout Shares that affect such Participating Earnout Shares adversely and in a manner that is different from the terms of the Class P-I shares), and (iv) have the right to participate in all distributions payable by the Company, as if they were, and on a pari passu basis with, the Class P-I shares for all purposes set forth in the Fifth Operating Agreement. Prior to the satisfaction of these targets as per the terms and conditions of the Amended and Restated Certificate of Designation, Earnout Shares will not be entitled to (x) vote with other shares on matters submitted to the holders of shares generally or (y) receive any distributions made to any other holders of shares (and will not be entitled to any accrual of distributions prior to achieving the targets described in the Amended and Restated Certificate of Designation). As of March 31, 2025, certain Earnout Shares have earned participating status as discussed in Earnout Shares below.
In connection with the Acquisition, Group LLC received consideration of 24.4 million Class P-I shares and 13.1 million Earnout Shares. Holders of the Class P-I shares and Earnout Shares issued pursuant to the Contribution Agreement were not permitted to sell or transfer the Class P-I shares and Earnout Shares for twelve months after the closing date of the Acquisition. See Earnout Shares below for the definition and additional information on the Contribution Agreement.
The Fifth Operating Agreement authorizes the Company’s Board of Directors, without approval of any of the members, to increase the number of shares the Company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, rights, powers and duties as may be specified by the Company's Board of Directors. The Fifth Operating Agreement also authorizes the Company's Board of Directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the Company's Board of Directors. In addition, the Company may issue additional limited liability company interests that have designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the common shares.
Share Repurchase Program
Pursuant to the SRP, the Company may conduct quarterly share repurchases to allow members to sell all or a portion of their shares of any class back to the Company at a price equal to the current MSV for that class of shares. The SRP includes numerous restrictions that will limit a shareholder’s ability to sell shares. At the sole discretion of the Board of Directors, the Company may use cash on hand (including the proceeds from the issuance of new shares), cash available from borrowings or other external financing sources and cash from liquidation of investments to repurchase shares.
A shareholder’s right to repurchase is subject to the availability of funds and the other provisions of the SRP. Additionally, a shareholder must hold his or her shares for a minimum of one year before he or she can participate in the SRP, subject to any of the following special circumstances: (i) the written request of the estate, heir or beneficiary or a deceased shareholder; (ii) a qualifying disability of the shareholder for a non-temporary period of time provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; (iii) a determination of incompetence of the shareholder by a state or federal court located in the U.S.; or (iv) as determined by the Board of Directors, in its discretion, to be in the interests of the Company. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.

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
Distribution Reinvestment Plan
Pursuant to the DRP, the Company’s shareholders for all classes could elect to purchase additional shares with distributions from the Company rather than receiving the cash distributions. As of January 17, 2024, the Company ceased offering the shares under the previously effective registration statement, and pursuant to the Company’s new registration statement on Form S-3 (File No. 333-276532), offered up to $20.0 million in Class A, C and I shares to its existing Class A, C and I shareholders pursuant to the Third Amended and Restated DRP. No dealer manager fees, selling commissions or other sales charges are paid with respect to shares issued pursuant to the DRP except for Class C, P-S and P-T shares. At its discretion, the Board of Directors may amend, suspend or terminate the DRP as well as modify or waive the terms of the DRP with respect to certain or all shareholders, in its discretion, to be in the best interests of the Company. A participant may terminate the election to participate in the DRP by written notice to the plan administrator received by the plan administrator at least 10 days prior to the distribution payment date.
The Company suspended the payment of shareholder distributions in 2024 effective right after the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares. As a result of the suspension of shareholder distributions and the DRP, shareholders will not be able to purchase additional shares through the DRP until such time, as the Board of Directors affirmatively authorizes the recommencement of the shareholder distributions and the DRP. However, the Company can make no such assurances as to whether this will happen or the timing or terms of any recommencement.
Before the suspension of the shareholder distributions on May 2, 2024, the Company issued 3.4 million Class A shares, 0.6 million Class C shares, 1.7 million Class I shares, 0.1 million Class P-A shares, 3.2 million Class P-I shares, 4.2 thousand Class P-D shares, 1.8 million Class P-S shares, and 16.4 thousand Class P-T shares for a total of 10.8 million aggregate shares under the DRP in 2024.
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
Since none of the events that would trigger the Liquidation Performance Participation Distribution was considered probable to occur, no liability was recognized related to the LPU as of March 31, 2025 and December 31, 2024.
Additionally, certain employees of the Company received profits interest units from the LPU Holder in exchange for employment services. Since the LPU Holder does not have any other operations or assets, the distribution an employee grantee shall receive from these profits interest units is the equivalent of the Liquidation Performance Participation Distribution the Company shall make to the LPU Holder. The Company has determined that the profits interest units do not represent a substantive class of the Company’s equity, and therefore, accounts for the potential distribution to employees as a payable in accordance with ASC Topic 710, Compensation—General. Since none of the events that would trigger the distribution was considered probable to occur, no liability was recognized as of March 31, 2025 and December 31, 2024, and no compensation expense was recognized for the three months ended March 31, 2025 and 2024.
Earnout Shares
On May 19, 2022, the Company completed a management internalization transaction (“the Acquisition”) pursuant to which it acquired substantially all of the business and assets including intellectual property and personnel of its external advisor, GCM, Greenbacker Administration and GDEV GP (collectively, the “Acquired Entities”). For additional information on the Acquisition, see Part II — Item 8 — Consolidated Financial Statements and Supplementary Data — Note 3. Acquisitions and Divestitures in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The Earnout Shares included in purchase consideration are classified as contingent consideration liabilities and are subject to recurring fair value measurements until they reach the status of Participating Earnout Shares. As of March 31, 2025, the Run Rate Revenue did not exceed any of the required thresholds. Accordingly, for the three months ended March 31, 2025, no additional Earnout Shares achieved the status of Participating Earnout Shares. As of March 31, 2025 and December 31, 2024, the fair value of the Earnout Shares that had not yet achieved the status of Participating Earnout Shares was $0.3 million and $0.3 million, respectively. As of December 31, 2024, the Company determined that it was improbable that any of the run rate levels would be achieved and therefore that any of the remaining EO Awards would become participating. The fair value of the contingent consideration related to Participating Earnout Shares is reclassified from Other noncurrent liabilities to Common shares, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. The change in fair value of the contingent consideration is included in Change in fair value of contingent consideration on the Consolidated Statements of Operations.

Common Shares Rollforward
As of March 31, 2025, none of the Company’s preferred shares were issued and outstanding.
The following table is a summary of the shares issued, participating and repurchased during the period and outstanding as of March 31, 2025:

(in thousands)	Class A	Class C	Class I	Class P-A	Class P-I	Class P-D	Class P-S	Class P-T	Class EO	Total
Shares outstanding as of December 31, 2024	15,879	2,720	6,566	860	124,346	193	44,514	252	3,996	199,326
Shares repurchased during the period	(28)	(8)	(8)	—	(73)	—	(22)	—	—	(139)
Shares transferred during the period	—	—	—	—	24	—	(24)	—	—	—
Other capital activity	—	—	—	—	(11)	—	—	—	—	(11)
Shares outstanding as of March 31, 2025	15,851	2,712	6,558	860	124,286	193	44,468	252	3,996	199,176
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
The Company suspended the payment of shareholder distributions in 2024 effective right after the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP.

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
All distributions paid for the three months ended March 31, 2024were reported as a return of capital to members for tax reporting purposes.

Note 17. Share-based Compensation
In May 2023, the Company’s Board of Directors adopted the 2023 Equity Incentive Plan, which authorized an aggregate of 5% of the common shares that are issued and outstanding as Class P-I shares for issuance to employees and non-employee directors. The maximum number of common shares authorized is automatically increased by 1% on each anniversary of the effective date of the 2023 Equity Incentive Plan, until the total aggregate amount of issuable shares is 10% of the common shares issued and outstanding. The 2023 Equity Incentive Plan allows for the issuance of certain share awards. The Company’s Board of Directors determines the period over which share-based awards become exercisable, and awards generally vest over a one- to four-year period. As of March 31, 2025, there were 7.0 million shares available for future grants under the 2023 Equity Incentive Plan.
Share-based compensation expense is recognized within Direct operating costs and General and administrative expense on the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur. The following table summarizes share-based compensation expense recognized during the periods indicated below:

	Three months ended March 31,
(in thousands)	2025	2024
Restricted share units	$1,442	$2,135
Cash-settled restricted share units	(72)	14
Performance restricted share units	255	355
Director’s fees	46	48
GDEV I incentive units(1)	(404)	167
GDEV II incentive units(1)	447	—
GDEV II special profits interest	5	—
GDEV Management Holdings LLC member interests	1,750	—
EO Awards(2)	—	2,087
Total	$3,469	$4,806
(1)The GDEV I and GDEV II incentive units are carried interest awards that were issued by GDEV GP and GDEV GP II to certain employees and non-employee service providers of GCM and GDEV Management Holdings LLC that provide services to GDEV GP and GDEV GP II.
(2)The Earnout Shares were granted in connection with the Acquisition.
Restricted Share Units
The Company grants service-based restricted share units to employees and non-employee directors under the 2023 Equity Incentive Plan. Compensation expense for these service-based restricted share units is based on the MSV of the Company’s Class P-I shares on the business day prior to grant and is recognized ratably over the service period. Unrecognized compensation expense related to restricted share units as of March 31, 2025 was $10.3 million, which the Company expects to recognize over a weighted average period of 1.40 years.
The following table provides a summary of the restricted share unit activity during the three months ended March 31, 2025:

(in thousands, except per share data)	Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2024	2,099	$7.68
Forfeited	(104)	$7.81
Unvested balance as of March 31, 2025	1,995	$7.67
Cash-Settled Restricted Share Units
As discussed in Note 14. Related Parties, in September 2023, 0.1 million previously issued restricted share units were forfeited and the Company simultaneously awarded 0.1 million new cash-settled restricted share units to a former employee of the Company. Of these cash-settled restricted share units, 67% vested on February 17, 2024 and were settled shortly thereafter, and 33% vested on February 17, 2025 and were settled in April 2025. The awards were considered to be fully vested on the grant date under ASC 718 because the restrictive covenant did not create a substantive service condition. The fair value of these cash-settled restricted share units was $0.7 million on the grant date. The cash-settled restricted share units are measured at fair value each quarter until settled. The change in the fair value of the cash-settled restricted share units from the grant date through March 31, 2025 was not material.

Performance Restricted Share Units
In February 2024, the Company granted performance restricted share units of up to 0.7 million units of the Company’s Class P-I shares to certain employees. The awards had a grant date fair value of approximately $2.4 million using a Black-Scholes-Merton model. The performance restricted share units have both market and service conditions under ASC 718. Shares under this award will be earned based on total shareholder return between May 23, 2023 and May 23, 2026. Shares earned will vest on August 9, 2027. The Company will recognize the entire $2.4 million of compensation expense for this award, regardless of whether such conditions are met, over the requisite service period unless units are forfeited during the period.
In July 2024, the Company granted performance restricted share units of up to 1.3 million units of the Company’s Class P-I shares to certain employees. The awards had a grant date fair value of approximately $5.3 million using a Black-Scholes-Merton model. The performance restricted share units are both a market and service-based award in accordance with ASC 718. Shares under this award will be earned based on total shareholder return between July 31, 2024 and July 31, 2027. Shares earned will vest on July 18, 2028. The Company will recognize the entire $5.3 million of compensation expense for this award, regardless of whether such conditions are met, over the requisite service period unless units are forfeited during the period.
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
The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance restricted share units awarded for the July 2024 performance restricted share unit grant:

Inputs	Performance Restricted Share Units
Weighted average grant-date fair value per Class P-I share	$7.97
Performance period (in years)	3.0
Expected share volatility	25.1%
Dividend yield	—%
Daily distribution rate	$—
Risk-free interest rate	4.3%
The following table provides a summary of performance restricted share unit activity during the three months ended March 31, 2025:

(in thousands, except per share data)	Performance Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2024	2,785	$4.08
Forfeited	(381)	$4.08
Unvested balance as of March 31, 2025	2,404	$4.08
EO Awards
During the year ended December 31, 2024, the Company determined that the performance conditions underlying the EO Awards were improbable of being achieved and that the EO Awards were therefore improbable of vesting and, accordingly, recognized a cumulative reduction in compensation expense of $3.4 million. During the three months ended March 31, 2025, 145.4 thousand EO Awards were forfeited.

GDEV I and GDEV II Incentive Units
The GDEV I and GDEV II incentive units are carried interest awards issued by GDEV GP and GDEV GP II to certain employees and nonemployee service providers of GCM and GDEV Management Holdings LLC that provide services to GDEV GP and GDEV GP II. The Company accounts for the carried interest awards issued to employees in accordance with ASC 710. Holders of carried interest awards receive distributions based on carried interest received by GDEV GP and GDEV GP II from GDEV I and GDEV II once the management fee shortfall has been reduced to zero. Vesting among employees is based the continued service of the participants. The carried interest awards issued to employees are liability classified, and compensation expense for the carried interest awards is based on the change in the fair value of the carried interests and the vesting schedule. The compensation expense recognized on the carried interest awards is included in General and administrative expenses in the Consolidated Statements of Operations. Refer to Note 3. Acquisitions and Divestitures for additional details.
GDEV Management Holdings LLC Membership Interests and Options
On January 1, 2025, an independent contractor of GDEV Management Holdings LLC received 25% of the membership interests in GDEV Management Holdings LLC in exchange for a small amount of cash and future services. The Company accounts for the membership interests issued in exchange for future services as nonemployee equity-classified share-based compensation under ASC 718. 50% of the membership interests were fully vested on the issuance date, 25% will vest on January 1, 2028, and the remaining 25% will vest on October 9, 2030. The Company recorded $1.8 million of related share-based compensation expense in the three months ended March 31, 2025. The independent contractor has the option to acquire additional 15% membership interests in GDEV Management Holdings LLC at a fixed price from GCM if certain thresholds are met prior to October 9, 2030. The Company accounts for these options also as nonemployee equity-classified share-based compensation awards under ASC 718. The grant-date fair value of the awards was immaterial and as such no expense was recorded in the three months ended March 31, 2025 .

Note 18. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended March 31,
(in thousands, except per share data)	2025	2024
Basic and diluted:
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(15,586)	$(8,479)

Weighted average common shares outstanding used in computing net loss per share—basic	199,333	198,856
Weighted average common shares outstanding used in computing net loss per share—diluted	199,333	198,856

Net loss per share—basic	$(0.08)	$(0.04)
Net loss per share—diluted	$(0.08)	$(0.04)
Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists because their inclusion would result in an anti-dilutive effect on per share amounts. The effect of 4.4 million and 3.4 million shares related to the Company’s share-based compensation awards for the three months ended March 31, 2025 and 2024 were excluded from the calculation of diluted earnings per share as the effect of such shares would have been anti-dilutive, respectively.

Note 19. Segment Reporting
We operate in two reportable operating segments: IPP and IM, and publicly report our financial results on these two segments. The Company determines the operating segments and reports segment information in accordance with how the Company’s CODM allocates resources and assesses performance. The Company’s CODM is its interim Chief Executive Officer. The Company’s operating segments are aggregated into two reportable operating segments, described below:
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
The following table presents the Company’s revenue by reportable operating segment:

	Three months ended March 31,
(in thousands)	2025	2024
Energy revenue	$43,980	$44,569
Other revenue	301	668
Contract amortization, net	2,921	(2,615)
Total IPP revenue	$47,202	$42,622

Investment Management revenue	$3,260	$3,931
Total net revenue	$50,462	$46,553

Our segment structure reflects the financial information and reports used by the CODM to make decisions regarding the business, including resource allocations and performance assessments. The Company’s CODM reviews operating income (loss) and its components to evaluate the performance of each segment on a regular basis and to determine how to allocate resources. The operating income (loss) of each operating segment includes the operating revenues of the segments less expenses that are directly related to those revenues. The accounting policies of the reportable operating segments are the same as those described in Note 2. Significant Accounting Policies.
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
There have been no changes to the measurement methods of expenses or methods of allocating expenses to segments during 2025. Our CODM is not provided with total asset information by segment since we do not measure, evaluate the performance of, or allocate total assets on a segment basis. As a result, we have not disclosed any asset information by segment.
All Other reflects the Company’s General and administrative costs not directly attributable to the segments.
Information on segments and reconciliations to consolidated revenues, consolidated operating expenses, consolidated operating income, consolidated loss before income taxes and consolidated depreciation and amortization for the periods indicated below were as follows:

	Three months ended March 31,
(in thousands)	2025
	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$47,202	$3,260	$—	$50,462

Operating expenses
Direct operating costs(1) (2)	$18,647	$5,264	$—	$23,911
General and administrative(3)	3,283	1,302	12,461	17,046
Depreciation, amortization and accretion	19,217	2,411	—	21,628
Impairment of long-lived assets, net and project termination costs	13,665	—	—	13,665
Total segment operating expense (income)	$54,812	$8,977	$12,461	$76,250
Total segment operating (loss) income	$(7,610)	$(5,717)	$(12,461)	$(25,788)

Interest expense, net				$(36,566)
Change in fair value of investments, net				990
Income from sale-leaseback transfer of tax benefits				10,188
Other income, net				148

Loss before income taxes				$(51,028)

	Three months ended March 31,
(in thousands)	2024
	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$42,622	$3,931	$—	$46,553

Operating expenses
Direct operating costs(1) (2)	$22,777	$4,213	$—	$26,990
General and administrative(3)	5,032	1,304	12,519	18,855
Change in fair value of contingent consideration	—	—	493	493
Depreciation, amortization and accretion	18,096	2,389	—	20,485
Impairment of long-lived assets, net and project termination costs	6,328	—	—	6,328
Total segment operating expense	$52,233	$7,906	$13,012	$73,151
Total segment operating loss	$(9,611)	$(3,975)	$(13,012)	$(26,598)

Interest expense, net				$(4,250)
Change in fair value of investments, net				(566)
Other expense, net				125

Loss before income taxes				$(31,289)

Note 20. Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before the financial statements are issued and has determined that there were no subsequent events requiring adjustment or disclosure in the Consolidated Financial Statements, except as described below:
On April 22, 2025, the Bankruptcy Court of Delaware confirmed the Chapter 11 Plan for OYA and its affiliates. Under the confirmed plan, the Company’s equity interest in OYA was canceled, with no separate distribution to equity holders, and the Company’s loan to the OYA affiliate was extinguished and replaced by an allowed bankruptcy claim. The Company is entitled to receive distributions from the liquidation of remaining assets, pro rata with other lenders in the syndicated GDEV loan facility. Refer to Note 5. Variable Interest Entities and Note 7. Notes Receivable.

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
Organizational Overview
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through Greenbacker Capital Management LLC (“GCM”) investment management services to funds within the sustainable infrastructure and renewable energy industry. As of March 31, 2025, the Company’s fleet comprised 407 renewable energy projects with an aggregate power production capacity of approximately 3.0 gigawatts (“GW”), which includes operating capacity of approximately 1.6 GW and pre-operational capacity of approximately 1.4 GW. As of March 31, 2025, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
The Company conducts substantially all its operations through its wholly owned subsidiary, Greenbacker Renewable Energy Corporation (“GREC”). The Company operates as a fully integrated and internally managed company after acquiring GCM and several other related entities in May 2022, which are now wholly owned subsidiaries of GREC. The Company’s fiscal year-end is December 31.
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
The Company suspended the payment of shareholder distributions effective following the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares. The Company offered the share repurchase program (“SRP”) pursuant to which quarterly share repurchases were conducted to allow shareholders to sell shares back to the Company. On September 23, 2023, the Company suspended the SRP except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder.
For an organizational structure chart depicting a simplified version of our structure, see Part I — Item 1. — Business — Organizational Overview in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.
Business Overview
The Company’s business objective is to generate attractive risk-adjusted returns for its shareholders, by actively acquiring and financing the construction and/or operation of income-generating renewable energy, energy efficiency and sustainable development projects, primarily within North America, as well as by providing investment management services as an active third-party investment manager to funds within the sustainable infrastructure and renewable energy industry where the Company expects to receive investment management and incentive fees.
The Company currently categorizes its business in two reportable segments described below.
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
For a further description of our IPP and IM segments, see Part I — Item 1 — Business — Business Overview in our Annual Report on Form 10-K for the year ended December 31, 2024.
Seasonality
Certain types of renewable power generation exhibit seasonal behavior. For example, wind power generation is generally stronger in winter than in summer as wind speed tends to be higher when the weather is colder. In contrast, solar power generation is typically stronger in the summer than in the winter. This is primarily due to the brighter sunshine, longer days and shorter nights of the summer months, which generally result in the highest power output of the year for solar power. Because these seasonal variations are relatively predictable for these types of assets, we factor in the effects of seasonality when analyzing a potential acquisition in these target assets. Therefore, the impact that seasonality has on our business, including the income from our renewable energy projects, depends on the diversity of our acquisitions in renewable energy, energy efficiency and other sustainability-related projects as well as the mix of renewable power generation technology in our overall portfolio.
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
Impact of Government Incentives
The renewable energy and energy efficiency sector generally attracts significant U.S. federal, state and local government support and incentives to promote the use of renewable energy and energy-saving strategies. These U.S. federal, state and local government incentives have historically functioned to increase (1) the revenue generated by, and (2) the equity returns available from, renewable energy projects. Energy efficiency projects are also eligible to receive government incentives at the U.S. federal, state and local levels that can be applied to offset project development costs. Governments in other jurisdictions also provide several types of incentives.
Corporate entities are eligible to receive benefits through tax credits, such as PTCs, ITCs, tax deductions, and accelerated depreciation, among others as described below.
U.S. Federal Incentives:
Corporate Depreciation: Modified Accelerated Cost Recovery System (“MACRS”)
Under MACRS, owners of renewable energy and some energy efficiency projects can recover capital invested through accelerated depreciation, which reduces the payment of corporate tax. Bonus depreciation under Section 168(k) of the Internal Revenue Code was extended and modified by the Tax Cuts and Jobs Act of 2017 (“TCJA”). Businesses can deduct 60% of the cost of eligible property placed in service in 2024; the bonus depreciation percentage phases down by 20% each year until it expires after 2026.
Inflation Reduction Act (“IRA”)
The IRA contained a number of revisions to the Internal Revenue Code, including business tax credits and incentives for the development of clean energy projects and the production of clean energy. The IRA provides strong tailwinds to the renewable energy industry, including amongst other provisions, increases to ITCs and PTCs.
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
Operating Expenses
Direct operating costs
Direct operating costs within the IPP segment represent the costs to operate our fleet of renewable energy projects, including operations and maintenance, site lease expense, project-level insurance and property taxes, and other costs incurred at the project level. Additionally, the Company employs a dedicated team of technical asset managers to monitor the operational performance of the projects within IPP The salaries, benefits and professional service costs directly related to the operations of IPP are included within Direct operating costs on the Consolidated Statements of Operations. Direct operating costs excludes any depreciation, amortization and accretion expense.
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

Results of Operations
Three months ended March 31, 2025 and 2024
The following table presents the Company’s consolidated results of operations for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Revenue
Energy revenue	$43,980	$44,569	$(589)	(1.3)%
Investment Management revenue	3,260	3,931	(671)	(17.1)%
Other revenue	301	668	(367)	(54.9)%
Contract amortization, net	2,921	(2,615)	5,536	(211.7)%
Total net revenue	$50,462	$46,553	$3,909	8.4%

Operating expenses
Direct operating costs	23,911	26,990	(3,079)	(11.4)%
General and administrative	17,046	18,855	(1,809)	(9.6)%
Change in fair value of contingent consideration	—	493	(493)	(100.0)%
Depreciation, amortization and accretion	21,628	20,485	1,143	5.6%
Impairment of long-lived assets, net and project termination costs	13,665	6,328	7,337	115.9%
Total operating expenses	76,250	73,151	3,099	4.2%

Operating loss	(25,788)	(26,598)	810	3.0%

Interest expense, net	(36,566)	(4,250)	(32,316)	(760.4)%
Change in fair value of investments, net	990	(566)	1,556	274.9%
Income from sale-leaseback transfer of tax benefits	10,188	—	10,188	N/A
Other expense, net	148	125	23	18.4%

Loss before income taxes	(51,028)	(31,289)	(19,739)	(63.1)%
Benefit (expense) from income taxes	10,374	(3,064)	13,438	438.6%
Net loss	$(40,654)	$(34,353)	$(6,301)	(18.3)%
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(25,068)	(25,874)	806	3.1%
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(15,586)	$(8,479)	$(7,107)	(83.8)%

The following table presents a discussion of the Company’s results of operations for each segment for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
(dollars in thousands)	2025				2024
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$43,980	$—	$—	$43,980	$44,569	$—	$—	$44,569
Investment Management revenue	—	3,260	—	3,260	—	3,931	—	3,931
Other revenue	301	—	—	301	668	—	—	668
Operating revenue	$44,281	$3,260	$—	$47,541	$45,237	$3,931	$—	$49,168
Contract amortization, net	2,921	—	—	2,921	(2,615)	—	—	(2,615)
Total net revenue	$47,202	$3,260	$—	$50,462	$42,622	$3,931	$—	$46,553

Operating expenses
Direct operating costs	$18,647	$5,264	$—	$23,911	$22,777	$4,213	$—	$26,990
General and administrative	3,283	1,302	12,461	17,046	5,032	1,304	12,519	18,855
Change in fair value of contingent consideration	—	—	—	—	—	—	493	493
Depreciation, amortization and accretion	19,217	2,411	—	21,628	18,096	2,389	—	20,485
Impairment of long-lived assets, net and project termination costs	13,665	—	—	13,665	6,328	—	—	6,328
Total operating expenses	$54,812	$8,977	$12,461	$76,250	$52,233	$7,906	$13,012	$73,151

Operating loss	$(7,610)	$(5,717)	$(12,461)	$(25,788)	$(9,611)	$(3,975)	$(13,012)	$(26,598)
Operating loss margin(1)	(16)%	(175)%	N/A	(51)%	(23)%	(101)%	N/A	(57)%

Segment adjusted EBITDA(3)	$22,515	$(689)	$(7,378)	$14,448	$17,291	$(1,160)	$(6,896)	$9,235
Segment adjusted EBITDA margin(2)	51%	(21)%	N/A	30%	38%	(30)%	N/A	19%
(1)Operating loss margin is calculated by dividing operating loss by total net revenue.
(2)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Operating revenue.
(3)See below for a reconciliation of total Segment Adjusted EBITDA to Net loss. See also Part I — Item 1 – Note 19. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for more information regarding our segment determination.

Reconciliation of Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	For the three months ended March 31,
(in thousands)	2025	2024
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$22,515	$17,291
IM Adjusted EBITDA	(689)	(1,160)
Total Segment Adjusted EBITDA	$21,826	$16,131

Reconciliation:
Total Segment Adjusted EBITDA	$21,826	$16,131
Unallocated corporate expenses	(7,378)	(6,896)
Total Adjusted EBITDA	$14,448	$9,235

Less:
Share-based compensation expense	3,469	4,806
Change in fair value of contingent consideration	—	493
Loss on asset disposition	13	—
Impairment of long-lived assets, net and project termination costs	13,665	6,328
Depreciation, amortization and accretion(1)	18,804	23,235
Non-recurring professional services and legal fees	1,689	578
Non-recurring salaries and personnel related expenses(2)	2,596	393
Operating loss	$(25,788)	$(26,598)

Interest expense, net	(36,566)	(4,250)
Change in fair value of investments, net	990	(566)
Income from sale-leaseback transfer of tax benefits	10,188	—
Other expense, net	148	125
Loss before income taxes	$(51,028)	$(31,289)

Benefit from (provision for) income taxes	10,374	(3,064)
Net loss	$(40,654)	$(34,353)

Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(25,068)	(25,874)
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(15,586)	$(8,479)
(1)Includes contract amortization, net in the amount of $2.9 million and $(2.6) million for the three months ended March 31, 2025 and 2024, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
(2)Non-recurring salaries and personnel related expenses include start-up costs which primarily include salaries and personnel related expenses of incremental employees hired in advance to launch new investment strategy initiatives. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our new funds. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs as incurred. Non-recurring salaries and personnel related expenses also include placement fees, including internal sales commission.
Refer to Part I — Item 1 – Note 19. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for further discussion on how the Company’s CODM evaluates the financial performance of each segment and above for a discussion and analysis of the Company’s results of operations for each segment.

Independent Power Producer
Energy Revenue
Energy revenue generated from the IPP segment was $44.0 million for the three months ended March 31, 2025, a slight decrease of $0.6 million, or 1.3%, compared to the same period for 2024. The slight decrease was primarily driven by a decrease in REC revenue, mostly offset by an increase in electricity produced by our operating renewable energy projects. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type. The Company’s operating solar fleet generated $18.0 million of Energy revenue, an increase of $2.6 million, or 17.2%, and the Company’s operating wind fleet generated $20.8 million of Energy revenue, an increase of $3.1 million, or 17.7%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in PPA revenue was primarily driven by additional assets being placed into operation (see statistics included herein) during and subsequent to the three months ended March 31, 2024. This increase in PPA revenue was partially offset by a decrease in REC and other incentive revenue of $4.4 million compared to the three months ended March 31, 2024, and a decrease in biomass revenue of $1.3 million due to the absence of biomass production contributed by the Company’s subsidiary, Eagle Valley Clean Energy LLC (“EVCE”) in the three months ended March 31, 2025 which filed for bankruptcy in April 2024.
The Company’s operating solar fleet includes 340 operating assets comprising 1,213 MW of capacity as of March 31, 2025, an increase of 8 operating assets and 49 MW of capacity compared to the same period for 2024. Total production was 0.3 million MWh for the three months ended March 31, 2025, an increase of 40.8 thousand MWh or 15.3% compared to the same period for 2024. The increase in production is primarily due to additional assets being placed into operation during and subsequent to the three months ended March 31, 2024.
The Company’s operating wind fleet includes 16 operating assets comprising 393 MW of capacity as of March 31, 2025, an increase of four MW of capacity compared to the same period for 2024. Total production was 0.4 million MWh for the three months ended March 31, 2025, an increase of 43.6 thousand MWh or 13.4% compared to the prior year period. The increase in production was partly due to the Company’s three completed and fully operational wind repower projects as well as better availability of wind resources.
The table below provides summary statistics on the IPP fleet for the three months ended March 31, 2025 and 2024:

Portfolio Metrics	March 31, 2025	March 31, 2024	Change	Change as %
Power production capacity of operating fleet at end of period (MW)	1,614.2 MW	1,573.6 MW	40.6 MW	3%
Power-generating capacity of pre-operational fleet at end of period (MW)	1,426.4 MW	1,671.1 MW	(244.7) MW	(15)%
Total power-generating capacity of fleet at end of period (MW)	3,040.6 MW	3,244.7 MW	(204.1) MW	(6)%
YTD total energy produced at end of period (MWh)	676,111	602,731	73,380	12%
Total number of fleet assets at end of period	407	427	(20)	(5)%

The Company produced approximately 0.7 million MWh of total power during the three months ended March 31, 2025, marking a year-over-year increase of 12% primarily driven by additional solar assets being placed into operation as well as due to increased production partly due to the Company’s three completed fully operational wind repower projects and better availability of wind resources during the three months ended March 31, 2025. This increase was partially offset by the absence of the biomass production contributed by EVCE in the first quarter of 2024, which filed for bankruptcy in April 2024.
The following table presents the Company’s operating fleet production by asset type for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
MWh by Technology	2025	2024	% Change
Solar	307,154	266,339	15%
Wind	368,957	325,407	13%
Biomass	—	10,985	(100)%
Total	676,111	602,731	12%
Other Revenue - IPP
Other revenue from the IPP segment was $0.3 million for the three months ended March 31, 2025, a decrease of $0.4 million, or 54.9%, compared to the same period in 2024. The decrease in Other revenue within the period is primarily related to a reduction in interest income from notes receivable held by the Company primarily due to the payoff of certain notes receivable in 2024.
Contract Amortization, Net - IPP
The Company recognized an income of $2.9 million in Contract amortization, net from the IPP segment during the three months ended March 31, 2025, a decrease of $5.5 million, or 211.7%, compared to the same period in 2024 when the Company recorded an expense of $2.6 million. This change in Contract amortization, net is primarily due to the derecognition of two out-of-market contracts due to the termination of the related PPAs.
Direct Operating Costs - IPP

	For the three months ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Operations and maintenance	$7,302	$11,836	$(4,534)	(38.3)%
Property taxes, insurance and site lease	8,163	7,246	917	12.7%
Salaries and benefits, professional fees and other	3,182	3,695	(513)	(13.9)%
Direct operating costs - IPP	$18,647	$22,777	$(4,130)	(18.1)%
Direct operating costs from the IPP segment were $18.6 million for the three months ended March 31, 2025, a decrease of $4.1 million, or 18.1%, compared to the same period in 2024. The decrease in Direct operating costs was primarily driven by lower operations and maintenance costs, mainly due to reduced corrective maintenance expenses as well as reduced transportation expenses related to EVCE, which filed for bankruptcy in 2024 as well as decreases in salaries and benefits, professional fees, and other costs. These reductions were partially offset by a $2.0 million increase in lease expense associated with the acquisition of the Cider assets subsequent to three months ended March 31, 2024, as well as higher property taxes and insurance.
General and administrative
General and administrative expense for the IPP segment was $3.3 million for the three months ended March 31, 2025, a decrease of $1.7 million, or 34.8%, compared to the same period in 2024. The decrease in General and administrative expense is primarily related to an overall decrease in salary and compensation related expenses for various functions providing support to the IPP segment.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense for the IPP segment was $19.2 million for the three months ended March 31, 2025, an increase of $1.1 million, or 6.2%, compared to the same period in 2024. The increase was primarily related to additional assets being placed in operation subsequent to the three months ended March 31, 2024.

Impairment of long-lived assets, net and project termination costs
Impairment of long-lived assets, net and project termination costs from the IPP segment was $13.7 million for the three months ended March 31, 2025 an increase of $7.3 million, compared to the same period in 2024. During the three months ended March 31, 2025, the Company recognized impairment losses of $12.7 million associated with two operational wind projects and six development-stage solar projects because the Company determined that the carrying value of the related long-lived assets were no longer recoverable through the projected future cash flows of the projects. Additionally, the Company paid $1.0 million in termination fees related to the termination of a PPA for failure of the project to achieve commercial operations by the date required by the contract. During the three months ended March 31, 2024, the Company recognized an impairment of long-lived assets due to a change in state regulations that affected six projects. Refer to Part I — Item 1 — Note 8. Property, Plant and Equipment and Note 9. Intangible Assets and Out-of-market Contracts in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Investment Management
Revenue
Revenue from the IM segment was $3.3 million for the three months ended March 31, 2025, a decrease of $0.7 million or 17.1%, compared to the same period in 2024. The decrease in revenue within the period is primarily related to a reduction in revenue earned from GREC II due to the reduction in base management and administrative fee percentages for services GCM provides to GREC II. Refer to Part I — Item 1 — Note 14. Related Parties in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Direct operating costs – IM
Direct operating costs from the IM segment were $5.3 million for the three months ended March 31, 2025, an increase of $1.1 million, or 24.9%, compared to the same period in 2024. The increase in Direct operating costs within the period is primarily related to an overall increase in salary and compensation related expenses in the IM segment. Direct operating costs primarily consisted of the salary and compensation related expenses for the employees who raise capital and then invest it in renewable energy projects for the managed funds. Such expenses include marketing, other investor relations and legal costs associated with the IM segment.
General and administrative – IM
General and administrative expense for the IM segment was $1.3 million for the three months ended March 31, 2025 which remained consistent compared to the same period in 2024. These expenses represent the indirect costs allocable to the IM segment and include primarily salary and compensation related expenses, professional service fees and other costs associated with the Company’s overhead functions supporting such third-party funds.
Corporate
General and administrative
General and administrative expense for Corporate was $12.5 million for the three months ended March 31, 2025, a decrease of $0.1 million, or 0.5%, compared to the same period in 2024. The decrease in General and administrative expense primarily related to a decrease in share-based compensation expense associated with the EO Awards because the Company does not expect the remaining Earnout Shares to become participating. This decrease was offset by an increase in share-based compensation expense for a non-employee party and by expenses associated with various other unallocated functions within the Company.
Change in fair value of contingent consideration
The Company did not record any Change in fair value of contingent consideration for Corporate during the three months ended March 31, 2025, compared to $0.5 million recorded in the same period in 2024. There was a significant reduction in the Company’s contingent consideration liability related to the Earnout Shares during the fourth quarter of 2024, when the Company concluded that the remaining Earnout Shares were unlikely to become participating, and no further reduction was recorded during the three months ended March 31, 2025.

Non-operating income and expense
Interest expense, net
Interest expense, net was $36.6 million for the three months ended March 31, 2025, compared to $4.3 million for the same period in 2024. The decrease is primarily driven by changes in fair value of our interest rate swaps recorded directly through earnings that were previously primarily recorded through Other comprehensive income, due to the dedesignation of our interest rate swaps in the fourth quarter of 2024. This was offset by an increase in swap amortization, which reduces interest expense, related to the dedesignated interest rate swaps during the three months ended March 31, 2024. Refer to Part I — Item 1 – Note 10. Debt and Note 11. Derivative Instruments in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Change in fair value of investments, net
Change in fair value of investments, net was a gain of $1.0 million for the three months ended March 31, 2025, compared to a loss of $0.6 million in the same period in 2024. The change is primarily driven by an increase in the fair value of the Company’s investment in Aurora Solar of $1.6 million as a result of increased production, offset by a decrease in the fair value of the Company’s OYA investment. Refer to Part I — Item 1 – Note 6. Fair Value Measurements and Investments in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Income from sale-leaseback transfer of tax benefits
The Company recorded Income from sale-leaseback transfer of tax benefits of $10.2 million for the three months ended March 31, 2025. The income is primarily driven by the recognition of deferred income from the transfer of tax credits related to one of the Company’s sale leaseback financings. The Company will continue to recognize deferred income over the first five anniversary dates of each sale leaseback transaction, corresponding to the five-year recapture period. There was no such income recorded in the prior year period. Refer to Part I — Item 1 – Note 10. Debt in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Benefit (expense) from income taxes
Benefit (expense) from income taxes was a benefit of $10.4 million for the three months ended March 31, 2025, compared to a provision $3.1 million for the same period in 2024, primarily driven by an increase in taxable loss.
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was $25.1 million for the three months ended March 31, 2025 compared to $25.9 million for the same period in 2024. The slight decrease is primarily related to a decrease in the allocation of nonrecurring tax benefits generated at certain tax equity partnerships to the respective tax equity partners.
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
•Start-up costs associated with new investment strategies are excluded from Adjusted EBITDA. The Company evaluates new investment strategies on a regular basis and excludes start-up cost from Adjusted EBITDA until such time as a new strategy is determined to form part of the Company’s core investment management business.
•Placement fees, including internal sales commissions, related to fundraising efforts based on the capital raised, are excluded from Adjusted EBITDA. By excluding these fundraising-related fees from Adjusted EBITDA, we focus on core operational performance, separate from capital raising efforts, which might vary significantly from period to period.
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

The following table reconciles Net loss attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and FFO:

	Three months ended March 31,
(in thousands)	2025	2024
Net loss attributable to Greenbacker Renewable Energy Company LLC	$(15,586)	$(8,479)
Add back or deduct the following:
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(25,068)	(25,874)
Benefit (expense) from income taxes	(10,374)	3,064
Interest expense, net	36,566	4,250
Depreciation, amortization and accretion(1)	18,804	23,235
EBITDA	$4,342	$(3,804)
Share-based compensation expense	3,469	4,806
Change in fair value of contingent consideration	—	493
Change in fair value of investments, net	(990)	566
Income from sale-leaseback transfer of tax benefits	(10,188)	—
Other expense, net	(148)	(125)
Loss on asset disposition	13	—
Impairment of long-lived assets, net and project termination costs	13,665	6,328
Non-recurring professional services and legal fees	1,689	578
Non-recurring salaries and personnel related expenses(2)	2,596	393
Adjusted EBITDA	$14,448	$9,235
Cash portion of interest expense	(9,408)	(8,349)
Distributions to tax equity investors	(3,811)	(3,277)
FFO	$1,229	$(2,391)
(1)Includes contract amortization, net in the amount of $2.9 million and $(2.6) million for the three months ended March 31, 2025 and 2024, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
(2)Non-recurring salaries and personnel related expenses include start-up costs which primarily include salaries and personnel related expenses of incremental employees hired in advance to launch new investment strategy initiatives. Given the nature and scale of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to initially develop our new funds. Therefore, we believe it is useful and necessary for investors to understand our core operating performance in current and future periods by excluding the impact of these start-up costs as incurred. Non-recurring salaries and personnel related expenses also include placement fees, including internal sales commission.

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
As of March 31, 2025 and December 31, 2024, the Company had $103.2 million and $120.1 million, respectively, in Cash and cash equivalents and $31.9 million and $38.4 million, respectively, in Restricted cash, current. In the short-term, we anticipate continuing to: (1) increase our draw on current financing facilities, and (2) enter into new financing arrangements.
We remain focused on maintaining liquidity and financial flexibility and continue to monitor the capital and credit markets and the Company’s ability to finance the needs of its operating, financing and investment activity within the dictates of prudent balance sheet management.
The Company suspended the payment of shareholder distributions in 2024 effective right after the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP. We also suspended our SRP effective September 23, 2023 (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder), and as a result, we have been able to devote a greater amount of our liquidity and capital resources to executing our broader business strategy.
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

As of March 31, 2025 and December 31, 2024, the Company had $1.1 billion and $1.1 billion, respectively, in outstanding debt. The Company has $139.0 million of capacity available to draw on its existing debt facilities as of March 31, 2025. The weighted average interest rate, including associated swap agreements and deferred financing costs on total debt outstanding, reduced by the amount of interest capitalized, was 3.44% as of March 31, 2025. See Part I — Item 1 – Note 10. Debt in the Notes to the Consolidated Financial Statements (unaudited) for more information. As of March 31, 2025, the Company’s net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facilities. As of March 31, 2025, the Company was in compliance with the debt service coverage ratio as defined in the various credit agreements.
Changes in Cash Flows
The following table shows cash flows from operating, investing and financing activities for the Company for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(9,632)	$43,811
Net cash used in investing activities	(29,024)	(54,025)
Net cash provided by financing activities	14,385	25,874
Net (decrease) increase in Cash, cash equivalents and Restricted cash	$(24,271)	$15,660
Operating Activities
Net cash used in operating activities was $9.6 million for the three months ended March 31, 2025, compared to the net cash provided of $43.8 million, a decrease in net cash provided of $53.4 million compared to the same period for 2024. Excluding the impact of non-cash items, the decrease in cash provided was primarily due to cash receipt of $41.8 million during the three months ended March 31, 2024 related to the termination of certain interest rate swaps, as well as due to an increase in working capital of $11.0 million, in the three months ended March 31, 2025, primarily due to a decrease in accounts payable and accrued expenses, a decrease in operating lease liabilities, an increase in accounts receivable, partially offset by a decrease in other current and noncurrent assets.
Investing Activities
Net cash used in investing activities was $29.0 million for the three months ended March 31, 2025, a decrease in cash used of $25.0 million, compared to the same period for 2024. The decrease in net cash used in investing activities is primarily due to a reduction in payments made for ongoing construction projects of $26.7 million related to our solar fleet as pre-operating projects reached COD and the termination of certain smaller development-stage projects.
Financing Activities
Net cash provided by financing activities was $14.4 million for the three months ended March 31, 2025, a decrease of $11.5 million, compared to the same period for 2024. The decrease in net cash provided by financing activities was primarily due to a decrease in net cash proceeds from sale-leaseback transactions of $86.4 million as the Company entered into one of its sale-leaseback arrangements in the first quarter of 2024. This was offset by a decrease in net payments on borrowings of $52.1 million, and a decrease in shareholder distributions of $22.4 million due to the suspension of the Company’s DRP in the second quarter of 2024.
Contractual Obligations
The Company has a variety of contractual obligations and commitments, both short-term and long-term in nature. The following table summarizes the Company’s contractual obligations related to debt and leases. Refer to Part I — Item 1 — Note 10. Debt and Note 13. Commitments and Contingencies in the Notes to the Consolidated Financial Statements (unaudited) for more information.

	By Remaining Maturity at March 31,
	2025
	Under			Over
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Long-term debt	$92,379	$519,843	$517,309	$—	$1,129,531
Operating leases	13,624	27,636	28,047	451,492	520,799
Total	$106,003	$547,479	$545,356	$451,492	$1,650,330

The Company has additional commitments and guarantees including letters of credit, pledges of collateral and unsecured guarantees of loans to subsidiaries, investments-to-be-constructed assets and membership interest purchase commitments, PPAs, REC commitments and pledges of parent company guarantees. Refer to Part I — Item 1 — Note 5. Variable Interest Entities and Note 13. Commitments and Contingencies in the Notes to the Consolidated Financial Statements (unaudited) for more information.
Distributions
The Company suspended the payment of shareholder distributions in 2024 effective right after the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP which was offered to shareholders who could elect to have the full amount of cash distributions reinvested in additional shares. Cash distributions prior to the suspension of the distribution payment for the year ended December 31, 2024 were funded from cash on hand and other external financings.
Subject to the Board of Directors’ review and approval and applicable legal restrictions, if authorized and declared, distributions will be made on all classes of our shares at the same time. The cash distributions with respect to the Class C, P-S and P-T shares are lower than the cash distributions with respect to Class A, I, P-A, P-I and P-D shares because of the distribution fee relating to Class C, P-S and P-T shares, which will be allocated as a class-specific charge. Amounts distributed to each class will be allocated among the holders of our shares in such class in proportion to their shares. When and if authorized and declared, each shareholder’s specific distribution amount is calculated using record and declaration dates, and each member’s distributions begin to accrue on the date each member’s subscription for shares is accepted. However, the Company can make no assurances as to whether it will recommence the distribution payment or the timing or terms of such commencement.
Share Repurchase Program
Pursuant to the SRP, the Company may conduct quarterly share repurchases to allow members to sell all or a portion of their shares of any class back to the Company at a price equal to the current MSV for that class of shares. The SRP included numerous restrictions that limited a shareholder’s ability to sell shares. At the sole discretion of the Board of Directors, the Company may use cash on hand (including the proceeds from the issuance of new shares), cash available from borrowings or other external financing sources and cash from liquidation of investments to repurchase shares. A shareholders’ right to purchase is subject to the availability of funds and the other provisions of the SRP. Additionally, a shareholder must hold his or her shares for a minimum of one year before he or she can participate in the SRP, subject to any of the following special circumstances: (i) the written request of the estate, heir or beneficiary or a deceased shareholder; (ii) a qualifying disability of the shareholder for a non-temporary period of time, provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; (iii) a determination of incompetence of the shareholder by a state or federal court located in the U.S.; or (iv) as determined by the Board of Directors, in their discretion, to be in the interests of the Company. If a member has made more than one purchase of shares, the one-year holding period will be calculated separately with respect to each purchase.
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

Off-Balance Sheet Arrangements
In the ordinary course of business, the Company engages in financial transactions that are not presented on our Consolidated Balance Sheets or may be recorded on our Consolidated Balance Sheets in amounts that are different from the full contract or notional amount of the transaction. The Company’s off-balance sheet arrangements consist primarily of unfunded loan commitments and guarantees to the Tax Equity Investors, which may affect our liquidity and funding requirements based on the likelihood that borrowers will advance funds under the loan commitments, or we will be required to perform under the guarantee obligations. Refer to Part I — Item 1 — Note 5. Variable Interest Entities, Note 13. Commitments and Contingencies and Note 15. Noncontrolling Interests and Redeemable Noncontrolling Interests in the Notes to the Consolidated Financial Statements (unaudited) for further details.
Critical Accounting Policies and Use of Estimates
Our critical accounting policies are detailed in Part II — Item 2 — Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued Accounting Pronouncements
Refer to Part I — Item 1 — Note 2. Significant Accounting Policies in the Notes to the Consolidated Financial Statements (unaudited) for a discussion of recent accounting pronouncements and recently issued accounting pronouncements adopted and not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Changes in Market Interest Rates
In addition to other sources of financings, the Company uses variable rate debt to finance its operations which exposes to fluctuations in interest rates. The Company manages its exposures to interest rate fluctuations by entering into derivative instruments such as interest rate swaps. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. Refer to Part I — Item 1 — Note 11. Derivative Instruments in the Notes to the Consolidated Financial Statements (unaudited) for further information with respect to the Company's derivative instruments. If all of the Company’s swaps had been discontinued on March 31, 2025, the counterparties would have owed the Company $97.0 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant. The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of March 31, 2025, as well as the effect of its interest rate swap agreements. As of March 31, 2025, a 1.0% change in interest rates would result in an approximately $71.1 million change in interest expense for the fiscal year 2025. As of March 31, 2025, the fair value of the Company’s debt approximate the carrying value of $1.1 billion.
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Issuer Purchases of Equity Securities
Pursuant to the SRP, the Company may conduct quarterly share repurchases to allow members to sell all or a portion of their shares of any class back to the Company at a price equal to the current MSV for that class of shares.
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
For the three months ended March 31, 2025, and in connection with the death, disability or determination of incompetence of a shareholder, the Company repurchased 28.0 thousand Class A shares, 8.0 thousand Class C shares, 8.0 thousand Class I shares, nil Class P-A shares, 73.0 thousand Class P-I shares, nil Class P-D shares, 22.0 thousand Class P-S shares and nil Class P-T shares at a total purchase price of $0.2 million for Class A shares, $0.1 million for Class C shares, $0.1 million for Class I shares, nil for Class P-A shares, $0.6 million for Class P-I shares, and $0.3 million for Class P-S shares, respectively, pursuant to the Company’s SRP.
The table below provides information concerning the Company’s repurchase of shares during the quarter ended March 31, 2025 pursuant to the Company’s SRP (solely in connection with the death, disability or determination of incompetence of a shareholder).

(in thousands, except per share data)
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Repurchase Shares Offered
January 1 to March 31, 2025	139	$8.42	139	9,773(1)
Total	139	$8.42	139	9,773
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
10.9
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated July 11, 2016 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 333-178786-01) filed on July 14, 2016)

10.10
Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated January 5, 2018 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 10, 2018)

10.11
Amended and Restated Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated June 20, 2019 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on June 25, 2019)

10.12
Second Amended and Restated Credit Agreement among GREC Entity HoldCo LLC, as Borrower, Greenbacker Renewable Energy Corporation, as Intermediate Holdco, Greenbacker Renewable Energy Company LLC, as Parent, and the lenders named therein, dated November 25, 2020 (Incorporated by reference from Exhibit 10.12 of the Registrant’s Form 10-K (File No. 000-55610) filed on March 28, 2024)

10.13
Credit and Guaranty Agreement by and among GREC Warehouse Holdings 1 LLC, as borrower, and the guarantors, letter of credit issuers, and lenders named therein, dated August 11, 2023 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

10.14
Credit Agreement among GREC Holdings 1 LLC, as Borrower, and Fifth Third Bank, National Association, KeyBanc Capital Markets Inc., Wells Fargo Bank, National Association, and the lenders named therein, dated November 29, 2022 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

10.15
Amended Credit Agreement among GREC Holdings 1 LLC, as Borrower, and Fifth Third Bank, National Association, KeyBanc Capital Markets Inc., Wells Fargo Bank, National Association, and the lenders named therein, dated March 21, 2023 (Incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-55610) filed on January 11, 2024)

10.16
Separation Agreement by and among Greenbacker Renewable Energy Corporation (together with Greenbacker Renewable Energy Company LLC and each of their affiliates) and Christopher Smith, dated as of January 28, 2025 (Incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K (File No. 000-55610) filed on January 28, 2025)

10.17
Transition Agreement by and among the Company, Greenbacker Renewable Energy Corporation, Greenbacker Capital Management, Greenbacker Administration, LLC and Mr. Wheeler, dated March 31, 2025 (Incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-55610) filed on March 31, 2025)

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
101*
The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 12, 2025, formatted in XBRL (eXtensible Business Reporting Language):

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

Greenbacker Renewable Energy Company LLC
Date: May 12, 2025	By	/s/ Daniel De Boer
Daniel De Boer Interim Chief Executive Officer performing the duties of principal executive officer

Date: May 12, 2025	By	/s/ Michael Cunningham
Michael Cunningham Senior Vice President, Chief Accounting Officer principal accounting officer, performing the duties of principal financial officer