Form 10-Q
period 2025-06-30
Greenbacker Renewable Energy Co LLC
filed 2025-08-08
CIK 1563922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 1, 2025, the registrant had 199,541,089 shares of common interests, $0.001 par value, outstanding.

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

Fifth Operating Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
Fourth Operating Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of Greenbacker Renewable Energy Company LLC
GCM	Greenbacker Capital Management LLC
GDEV	Greenbacker Development Opportunities Fund I, LP
GDEV B	Greenbacker Development Opportunities Fund I (B), LP
GDEV GP	Greenbacker Development Opportunities Fund GP I, LLC
GDEV GP II	Greenbacker Development Opportunities GP II, LLC
GDEV I	Greenbacker Development Opportunities Fund I, LP and Greenbacker Development Opportunities Fund I, LP (B)
GDEV II	Greenbacker Development Opportunities Fund II, LP and Greenbacker Development Opportunities Fund II, LP (B)
GREC	Greenbacker Renewable Energy Corporation, a Maryland corporation
GREC HoldCo or GREC Entity HoldCo	GREC Entity HoldCo LLC, a wholly owned subsidiary of GREC
GREC II	Greenbacker Renewable Energy Company II, LLC
Greenbacker Administration or Administrator	Greenbacker Administration LLC
Group LLC	Greenbacker Group LLC
GROZ	Greenbacker Renewable Opportunity Zone Fund LLC
GROZ, GDEV I, GDEV II and GREC II	The managed funds
GW	Gigawatts
HLBV	Hypothetical Liquidation at Book Value
IM	The Investment Management segment represents GCM’s investment management platform – a renewable energy, energy efficiency and sustainability-related project acquisition, consulting and development company that is registered as an investment adviser under the Advisers Act
IPP	The Independent Power Producer segment represents the active management and operations of the Company's fleet of renewable energy projects.
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ITC	Investment Tax Credit

kWh	Kilowatt hours
LP	Limited partner
LPU	Liquidation Performance Unit
LPU Holder	GB Liquidation Performance Holder LLC
MSV	Monthly share value
MW	Megawatts: (DC) for all solar assets and (AC) for wind assets
MWh	Megawatt Hours
NAV	Net asset value
NCI	Noncontrolling interests
Non-Investment Basis	Non-investment company U.S. GAAP accounting the Company applied subsequent to the Acquisition
OBBBA	One Big Beautiful Bill Act of 2025
OYA	OYA-Rosewood Holdings LLC, previously OYA Solar B1 Intermediate Holdco LLC
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PTO	Permission to Operate
REC	Renewable Energy Credit
RNCI	Redeemable noncontrolling interests
ROU	Right-of-use asset
RPS	Renewable Portfolio Standard
SEC	Securities and Exchange Commission
Service Recipients	Group LLC, in connection with the Acquisition entered into a transition services agreement with Greenbacker Administration
SOFR	Secured Overnight Financing Rate
Special Unit	Prior to the Acquisition, referred to the special unit of the limited liability company interest in the Greenbacker Renewable Energy Company LLC entitling the Special Unitholder to a performance participation fee
Special Unitholder	GREC Advisors, LLC, a Delaware limited liability company, which is a subsidiary of GCM
SRP	Share Repurchase Program
Tax Equity Investors	Third-party passive investors under tax equity financing facilities
TCJA	Tax Cuts and Jobs Act of 2017
TCPA	Tax Credit Purchase Agreement
Transition Services Agreement	In connection with the Acquisition, the Service Recipients entered into a Transition Services Agreement
U.S. GAAP	U.S. generally accepted accounting principles
VIE	Variable interest entities
We, us, our and the Company	Greenbacker Renewable Energy Company LLC and its subsidiaries

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
•public response to and changes in the local, state and federal regulatory framework affecting renewable energy projects, including the potential expiration or extension of the production tax credit (“PTC”) and investment tax credit (“ITC”), potential reductions in renewable portfolio standard (“RPS”) requirements, and the impacts of the passage of the Inflation Reduction Act of 2022 (“IRA”);
•changes in tax and other laws, regulations and policies, including, without limitation, the potential effects of the newly enacted legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) and actions of the past, current or future administrations that could impact renewable energy projects in the United States by accelerating phase-outs of IRA energy tax credits and imposing new compliance and planning considerations for solar and wind facilities;
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
v

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Financial Statements
GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,356	$120,057
Restricted cash, current	21,288	38,403
Accounts receivable, net	33,282	27,103
Derivative assets, current	14,699	17,632
Other current assets	17,824	28,586
Total current assets	177,449	231,781
Noncurrent assets:
Restricted cash	2,134	3,128
Property, plant and equipment, net	2,414,302	2,232,486
Intangible assets, net	325,244	362,352
Investments, at fair value	69,378	74,136
Derivative assets	74,271	98,495
Other noncurrent assets	235,326	242,667
Total noncurrent assets	3,120,655	3,013,264
Total assets	$3,298,104	$3,245,045
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable and accrued expenses	$116,063	$69,464
Contingent consideration, current	1,809	15,293
Current portion of long-term debt	55,764	88,901
Current portion of failed sale-leaseback financing and deferred ITC gain	46,003	45,868
Tax credit transfer liability	13,905	—
Other current liabilities	5,827	8,767
Total current liabilities	239,371	228,293
Noncurrent liabilities:
Long-term debt, net of current portion	1,164,798	1,001,654
Failed sale-leaseback financing and deferred ITC gain, net of current portion	193,213	201,601
Deferred tax liabilities, net	27,249	35,316
Operating lease liabilities	187,773	196,911
Out-of-market contracts, net	165,882	180,640
Other noncurrent liabilities	67,269	59,561
Total noncurrent liabilities	1,806,184	1,675,683
Total liabilities	$2,045,555	$1,903,976
Commitments and contingencies (Note 13. Commitments and Contingencies)
Redeemable noncontrolling interests	$1,777	$1,851
Equity:
Preferred shares, par value, $0.001 per share, 50,000 authorized; none issued and outstanding	—	—
Common shares, par value, $0.001 per share, 350,000 authorized, 199,129 and 199,326 outstanding as of 2025 and 2024, respectively	199	199
Additional paid-in capital	1,779,495	1,773,758
Accumulated deficit	(633,986)	(584,733)
Accumulated other comprehensive income	32,114	34,937
Noncontrolling interests	72,950	115,057
Total equity	1,250,772	1,339,218
Total liabilities, redeemable noncontrolling interests and equity	$3,298,104	$3,245,045
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Energy revenue	$50,100	$50,306	$94,080	$94,875
Investment Management revenue	2,286	5,577	5,546	9,508
Other revenue	1,290	2,027	1,591	2,695
Contract amortization, net	(3,067)	(3,460)	(146)	(6,075)
Total net revenue	$50,609	$54,450	$101,071	$101,003

Operating expenses
Direct operating costs	24,754	24,063	48,652	51,053
General and administrative	10,342	22,430	27,388	41,285
Change in fair value of contingent consideration	(300)	433	(300)	926
Depreciation, amortization and accretion	18,879	20,451	40,507	40,936
(Gain) loss on asset disposition	13,801	—	13,814	—
(Gain) loss on deconsolidation, net	—	(5,722)	—	(5,722)
Impairment of long-lived assets, net and project termination costs	4,980	2	18,645	6,330
Total operating expenses	72,456	61,657	148,706	134,808

Operating income (loss)	(21,847)	(7,207)	(47,635)	(33,805)

Interest income (expense), net	(25,900)	(9,774)	(62,466)	(14,024)
Change in fair value of investments, net	(652)	(1,600)	338	(2,166)
Income (loss) from sale-leaseback transfer of tax benefits	—	—	10,188	—
Gain (loss) on liability extinguishment	15,417	—	15,417	—
Other income (expense), net	646	(127)	794	(2)

Income (loss) before income taxes	(32,336)	(18,708)	(83,364)	(49,997)
Benefit (expense) from income taxes	(3,317)	(3,191)	7,057	(6,255)
Net income (loss)	$(35,653)	$(21,899)	$(76,307)	$(56,252)
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(1,985)	(11,073)	(27,053)	(36,947)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(33,668)	$(10,826)	$(49,254)	$(19,305)

Earnings per share
Basic	$(0.17)	$(0.05)	$(0.25)	$(0.10)
Diluted	$(0.17)	$(0.05)	$(0.25)	$(0.10)

Weighted average shares outstanding
Basic	199,192	199,474	199,262	199,165
Diluted	199,192	199,474	199,262	199,165
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(35,653)	$(21,899)	$(76,307)	$(56,252)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	(1,576)	2,236	(2,823)	15,445
Total other comprehensive income (loss), net of tax	$(1,576)	$2,236	$(2,823)	$15,445

Comprehensive income (loss)	(37,229)	(19,663)	(79,130)	(40,807)
Less: Comprehensive income (loss) attributable to Noncontrolling interests and Redeemable noncontrolling interests	(1,985)	(11,073)	(27,053)	(36,947)
Comprehensive income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(35,244)	$(8,590)	$(52,077)	$(3,860)
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2025
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of March 31, 2025	199,176	$199	$1,774,330	$(600,317)	$33,690	$90,060	$1,297,962	$1,851
Repurchases of common shares	(55)	—	(256)	—	—	—	(256)	—
Deferred shareholder servicing fees	—	—	—	(1)	—	—	(1)	—
Amortization on derivatives previously designated as hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(1,576)	—	(1,576)	—
Buyout of noncontrolling interests	—	—	4,309	—	—	(6,923)	(2,614)	—
Contributions from noncontrolling interests, net	—	—	—	—	—	10,040	10,040	—
Distributions to noncontrolling interests	—	—	—	—	—	(18,324)	(18,324)	(74)
Share-based compensation expense	8	—	1,112	—	—	82	1,194	—
Net income (loss)	—	—	—	(33,668)	—	(1,985)	(35,653)	—
Balances as of June 30, 2025	199,129	$199	$1,779,495	$(633,986)	$32,114	$72,950	$1,250,772	$1,777
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2025
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
Balances as of December 31, 2024	199,326	$199	$1,773,758	$(584,733)	$34,937	$115,057	$1,339,218	$1,851
Repurchases of common shares	(194)	—	(1,427)	—	—	—	(1,427)	—
Deferred shareholder servicing fees	—	—	—	1	—	—	1	—
Amortization on derivatives previously designated as hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	(2,823)	—	(2,823)	—
Buyout of noncontrolling interests	—	—	4,309	—	—	(6,923)	(2,614)	—
Contributions from noncontrolling interests, net	—	—	—	—	—	12,172	12,172	—
Distributions to noncontrolling interests	—	—	—	—	—	(22,135)	(22,135)	(74)
Share-based compensation expense	(3)	—	2,855	—	—	1,832	4,687	—
Net income (loss)	—	—	—	(49,254)	—	(27,053)	(76,307)	—
June 30, 2025	199,129	$199	$1,779,495	$(633,986)	$32,114	$72,950	$1,250,772	$1,777
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2024
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable common shares	Par value - redeemable common shares	Additional paid-in capital - redeemable common shares	Redeemable noncontrolling interests
Balances as of Balances as of March 31, 2024	198,455	$199	$1,780,371	$(342,907)	$59,141	$85,959	$1,582,763	879	$1	$7,096	$2,021
Issuance of common shares under distribution reinvestment plan	218	—	1,757	—	—	—	1,757	—	—	—	—
Repurchases of common shares	(95)	—	(755)	—	—	—	(755)	(428)	(1)	(3,515)	—
Deferred shareholder servicing fees	—	—	—	231	—	—	231	—	—	—	—
Shareholder distributions	—	—	—	(9,254)	—	—	(9,254)	—	—	124	—
Unrealized gain on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	2,236	—	2,236	—	—	—	—
Noncontrolling interests of Illinois Winds LLC	—	—	—	—	—	67,092	67,092	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	12,308	12,308	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(5,627)	(5,627)	—	—	—	(77)
Buyout of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(179)
Earnout Share participation	147	—	1,210	—	—	—	1,210	—	—	—	—
Earnout Share participation reclassification to temporary equity	(5)	—	(42)	—	—	—	(42)	5	—	42	—
Class P-I Share reclassification to permanent equity	371	—	3,090	—	—	—	3,090	(371)	—	(3,090)	—
Share-based compensation expense	6	—	4,860	—	—	—	4,860	—	—	—	—
Net income (loss)	—	—	—	(10,826)	—	(11,140)	(21,966)	—	—	—	66
Balances as of Balances as of June 30, 2024	199,097	$199	$1,790,491	$(362,756)	$61,377	$148,592	$1,637,903	85	$—	$657	$1,831
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2024
(unaudited)
(in thousands)

	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total equity	Redeemable common shares	Par value - redeemable common shares	Additional paid-in capital - redeemable common shares	Redeemable noncontrolling interests
Balances as of December 31, 2023	197,749	198	1,770,060	(306,525)	45,932	113,875	$1,623,540	873	$1	$7,245	$2,179
Issuance of common shares under distribution reinvestment plan	870	1	7,055	—	—	—	7,056	—	—	—	—
Repurchases of common shares	(214)	—	(1,751)	—	—	—	(1,751)	(428)	(1)	(3,515)	—
Deferred shareholder servicing fees	—	—	—	(49)	—	—	(49)	—	—	—	—
Shareholder distributions	—	—	—	(36,717)	—	—	(36,717)	—	—	(74)	—
Unrealized gain on derivatives designated as cash flow hedges and changes in Accumulated other comprehensive income (loss), net of tax	—	—	—	—	15,445	—	15,445	—	—	—	—
Noncontrolling interests of Illinois Winds LLC	—	—	—	—	—	67,092	67,092	—	—	—	—
Contributions from noncontrolling interests, net	—	—	—	—	—	13,313	13,313	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(8,904)	(8,904)	—	—	—	(165)
Buyout of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(179)
Earnout Share participation	320	—	2,644	—	—	—	2,644	—	—	—	—
Earnout Share participation reclassification to temporary equity	(11)	—	(91)	—	—	—	(91)	11	—	91	—
Class P-I Share reclassification to permanent equity	371	—	3,090	—	—	—	3,090	(371)	—	(3,090)	—
Share-based compensation expense	12	—	9,484	—	—	—	9,484	—	—	—	—
Net income (loss)	—	—	—	(19,305)	—	(36,803)	(56,108)	—	—	—	(145)
Redemption value adjustment for redeemable noncontrolling interest	—	—	—	(160)	—	19	(141)	—	—	—	141
Balances as of June 30, 2024	199,097	$199	$1,790,491	$(362,756)	$61,377	$148,592	$1,637,903	$85	$—	$657	$1,831
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(76,307)	$(56,252)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation, amortization and accretion	40,653	47,011
Gain on deconsolidation, net	—	(5,722)
Impairment of long-lived assets, net	17,645	6,330
(Gain) loss on asset disposition	13,814	—
(Gain) loss on extinguishment of liabilities	(15,417)	—
Share-based compensation expense	4,002	11,705
Changes in fair value of contingent consideration	(300)	926
Amortization of financing costs and debt discounts	5,965	2,927
Amortization of interest rate swap contracts	(3,173)	732
Change in fair value of interest rate swaps, net	34,122	(12,255)
(Gain) loss on interest rate swaps, net	(659)	(1,410)
Change in fair value of investments, net	(338)	2,166
Deferred income taxes	(7,057)	6,255
Interest (income) expense on failed sale-leaseback financing and deferred ITC gain	3,161	3,736
(Income) loss from sale-leaseback transfer of tax benefits	(10,188)	—
Other	2,306	1,439
Changes in operating assets and liabilities:
Accounts receivable	(7,722)	(10,796)
Current and noncurrent derivative assets	2,112	53,749
Other current and noncurrent assets	5,050	6,364
Accounts payable and accrued expenses	(9,897)	(436)
Operating lease liabilities	(1,314)	(930)
Other current and noncurrent liabilities	13,607	(521)
Net cash provided by operating activities	10,065	55,018
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(212,377)	(127,271)
Net deposits (paid) returned for property, plant and equipment	308	6,722
Proceeds from asset sale	44,472	—
Loans made to other parties	—	(8,658)
Receipts from notes receivable	71	7,797
Other investing activities	(218)	(271)
Net cash used in investing activities	(167,744)	(121,681)
Cash Flows from Financing Activities
Shareholder distributions	—	(37,341)
Repurchases of common shares	(1,959)	(1,357)
Deferred shareholder servicing fees	(1,318)	(1,595)
Contributions from noncontrolling interests, net	12,172	39,595
Distributions to noncontrolling interests	(23,542)	(6,678)
Buyout of noncontrolling interests	(2,614)	—
Proceeds from borrowings	230,480	131,047
Payments on borrowings	(101,395)	(135,305)
Proceeds from failed sale-leaseback	—	111,453
Payments on failed sale-leaseback	(1,339)	(87,275)
Payments for loan origination costs	(616)	(2,032)
Other capital activity	—	(179)
Net cash provided by financing activities	109,869	10,333
Net decrease in Cash, cash equivalents and Restricted cash	(47,810)	(56,330)
Cash, cash equivalents and Restricted cash at beginning of period	161,588	187,675
Cash, cash equivalents and Restricted cash at end of period	$113,778	$131,345
The accompanying notes are an integral part of these Consolidated Financial Statements.

GREENBACKER RENEWABLE ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Notes to the Consolidated Financial Statements (unaudited) were prepared as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024, respectively. All references to the “Company” in these Notes refer to Greenbacker Renewable Energy Company LLC and its consolidated subsidiaries unless otherwise expressly stated or context requires otherwise. This report does not constitute an offer of any of the Company’s managed funds as described herein.
Note 1. Organization and Operations of the Company
Organization
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides investment management services to funds within the sustainable infrastructure and renewable energy industry through Greenbacker Capital Management LLC (“GCM”). As of June 30, 2025, the Company’s fleet comprised 337 renewable energy projects with an aggregate power production capacity of approximately 3.0 gigawatts (“GW”), which includes operating capacity of approximately 1.6 GW and pre-operational capacity of approximately 1.4 GW. The Company divested certain projects during the period ended June 30, 2025. As of June 30, 2025, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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
Interim Financial Statements
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and Article 10 of Regulation S-X of the SEC for interim financial information, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Consolidated Financial Statements presented in this Quarterly Report are unaudited; however, in the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting solely of normal, recurring adjustments, necessary for the fair presentation of the financial statements for the periods presented. The results disclosed in the Consolidated Statements of Operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year.
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
The Company evaluates the adequacy of its reserves and the estimates used in calculations on an ongoing basis. Significant areas requiring management to make estimates include, but are not limited to: (i) estimates of future undiscounted net cash flows used in assessing the recoverability of long-lived assets; (ii) the change in fair value of equity method investments for which the fair value option has been elected; (iii) the change in fair value of contingent consideration; (iv) the useful lives of long-lived assets; (v) the grant date fair value of share-based awards; (vi) derivative assets and liabilities related to the interest rate swaps; and (vii) valuation allowances on deferred tax assets which are based on an assessment of recoverability of the deferred tax assets against future taxable income. Although some variability is inherent in these estimates, the Company believes that the current estimates are reasonable in all material respects. Adjustments related to changes in estimates are reflected in the Company’s Consolidated Financial Statements in the period for which those estimates changed. Refer to the subsequent footnotes to these Consolidated Financial Statements for additional information on the Company’s estimates.

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
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Balance Sheets that aggregate to the beginning and ending balances shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2025:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$90,356	$120,057
Restricted cash, current	21,288	38,403
Restricted cash	2,134	3,128
Total cash and cash equivalents and restricted cash	$113,778	$161,588
Supplemental Cash Flow Information
The following table presents the Company’s non-cash investing and financing activities as well as the cash paid for interest:

	Six months ended June 30,
(in thousands)	2025	2024
Non-cash investing activities
Capital expenditures incurred but not paid	$89,322	$20,898

Non-cash financing activities
Deferred shareholder servicing fees payable	$4,972	$8,723
Redemptions payable	256	4,271
Non-cash contributions from noncontrolling interests, net	—	40,808
Change in distributions payable to noncontrolling interest	$(1,333)	$4,115

Cash paid for
Interest paid, net of amounts capitalized	$24,218	$23,651
Restructuring and Related Charges
The Company records costs associated with exit activities related to restructuring plans in accordance with Accounting Standards Codifications (“ASC”) 420, Exit or Disposal Cost Obligations. Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liabilities are incurred. The timing of the associated cash payments is dependent upon the type of exit cost. The Company records restructuring cost liabilities in Accounts payable and accrued expenses and Other noncurrent liabilities on the Consolidated Balance Sheets. One-time termination benefits are recognized as a liability when the approved plan of termination has been communicated to employees, unless employees must provide future service, in which case the benefits are recognized ratably over the future service period.
Effective March 31, 2025, the Company implemented a restructuring plan, aimed at reducing costs and improving operational efficiency in response to changing market conditions. The restructuring plan primarily included workforce reductions and other cost-saving initiatives. The Company’s Board of Directors approved the reduction in force (the “RIF”) and as a result of the RIF, for the three and six months ended June 30, 2025, the Company recognized $0.1 million and $0.7 million, respectively, of charges within General and administrative on the Consolidated Statements of Operations. These charges consist of $0.1 million of severance related costs and an immaterial amount of other related costs for the three months ended June 30, 2025 and $0.7 million of severance related costs and $0.1 million of other related costs for the six months ended June 30, 2025. The Company expects an immaterial amount of additional expense to be recognized through the remainder of 2025 related to the RIF. The Company expects the majority of the cash expenditures to be paid by the end of the third quarter of 2025. As of June 30, 2025, the Company had a liability of $0.2 million related to the RIF, which is presented within Accounts payable and accrued expenses on the Consolidated Balance Sheets.

Tax Credit Transfers
From time to time, the Company sells federal tax credits to third parties. The Company accounts for the generation and sale of ITCs in accordance with ASC Topic 740, Income Taxes. Under ASC 740, the Company recognizes a deferred tax asset when the projects are placed into service. Upon transfer of control to the buyer, the difference between the deferred tax asset and the transfer proceeds is recognized in (1) Benefit (expense) from income taxes in the Consolidated Statements of Operations for credits allocated to the Company, and (2) Noncontrolling interests in the Consolidated Balance Sheets for tax credits allocated to a tax equity investor. If cash is received prior to the transfer of control, it is recorded as a tax credit transfer liability. The resulting cash received is classified as cash provided from operating activities in the Consolidated Statements of Cash Flows. Refer to Note 12. Income Taxes and Note 13. Commitments and Contingencies for further details.
Concentration of Risk
The Company’s derivative financial instruments and PPAs potentially subject the Company to concentrations of credit risk. The maximum exposure to loss due to credit risk of counterparties of the Company’s derivative financial instruments generally equal the fair value of derivative financial instruments presented in the Company’s Consolidated Balance Sheets. The maximum exposure to loss due to credit risk of counterparties of the Company’s PPAs generally equals the revenue otherwise expected to be earned under the terms of the PPAs. The Company manages these credit risks by maintaining a diversified portfolio of creditworthy counterparties.
The Company determines which customers, if any, comprise over ten percent of either revenue or accounts receivable. The Company had no customers from which revenue exceeded ten percent of total revenue for the three months ended June 30, 2025 and 2024. The Company had one customer from which revenue was 11.7% and 10.9% of total revenue for the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, the Company had one customer from which the receivable balance was 18.9% and 28.3%, respectively, of total accounts receivable.
Refer to Note 4. Revenue and Note 11. Derivative Instruments for further details.
Recent Accounting Pronouncements - Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. For public business entities, the amendments in ASU 2023-09 are effective for annual periods in fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this ASU and the impact on its Consolidated Financial Statements and related disclosures.
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
In May 2025, the FASB issued ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (VIE)," which clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for all entities for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.
Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB ASC. ASUs issued which are not specifically listed above were assessed and have already been adopted in a prior period or determined to be either not applicable or are not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Note 3. Acquisitions and Divestitures
Acquisitions
The Company did not have any acquisitions during the six months ended June 30, 2025 and 2024.
Contingent Consideration Liability
The Company records contingent consideration related to its asset acquisitions when it is both probable that the Company will be required to pay such amounts and the amount is estimable. These contingencies generally relate to payments due upon the acquired projects’ reaching milestones as specified in the acquisition agreements. As of June 30, 2025 and December 31, 2024, the Company has recorded a liability of $1.8 million and $15.3 million, respectively, within Contingent consideration, current on the Consolidated Balance Sheets related to these agreements.
Divestitures
GREC Entity HoldCo
On May 16, 2025, the Company entered into a membership interest purchase agreement to sell certain consolidated subsidiaries of GREC Entity HoldCo, as well as another subsidiary of the Company that was not a subsidiary of GREC Entity HoldCo, to an unrelated renewable energy company. The sale transaction was completed on June 5, 2025, for a purchase price of $46.3 million primarily in cash proceeds. The purchase price of $46.3 million includes the cash and cash equivalents of $1.1 million which was transferred to the buyer as part of the transaction. The cash proceeds were utilized to pay down $32.5 million of existing debt and pay for $0.8 million in transaction costs. The Company recorded a loss on asset disposition of $13.7 million from the transaction which was recorded within (Gain) loss on asset disposition on the Consolidated Statements of Operations. The membership interest purchase agreement includes an additional $3.6 million of holdback amount that is contingent upon certain legislative developments as well as certain earnouts contingent on the buyer’s extension of PPAs or repowering of projects. The Company has not included or recorded this contingent consideration in the transaction price as of June 30, 2025 because the contingencies are outside of the control of the Company and the Company is not able to determine the probability of receiving these contingent payments. The membership interest purchase agreement also contained a standard working capital adjustment provision which was taken into account for the purpose of determining the purchase price.
In connection with the closing of the transaction, the Company entered into two ancillary agreements with the buyer to support the transition and ongoing management of the sold projects through January 2026 in exchange for an immaterial fee to be received from the buyer.

The following table presents the major classes of assets and liabilities related to the consolidated subsidiaries as of June 5, 2025, that were sold and deconsolidated from the Company’s consolidated financials:

in thousands	June 5, 2025
Assets
Current assets:
Cash and cash equivalents	$1,053
Other current assets	1,398
Total current assets	$2,451
Noncurrent assets:
Property, plant and equipment, net	$39,498
Intangible assets, net	20,213
Other noncurrent assets	3,998
Total noncurrent assets	63,709
Total assets	$66,160

Liabilities
Current liabilities:
Other current liabilities	$(938)
Total current liabilities	$(938)
Noncurrent liabilities:
Other noncurrent liabilities	$(5,909)
Total noncurrent liabilities	$(5,909)
Total liabilities	$(6,847)

Total net assets	$59,313
Transaction price	$46,346
Broker fee	(769)
Loss on sale	$13,736
Eagle Valley Clean Energy LLC
On April 17, 2024, Eagle Valley Clean Energy LLC ("EVCE") filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Colorado (the “Bankruptcy Filing”). As a result of the Bankruptcy Filing, the Company was no longer deemed to have a controlling financial interest in EVCE in accordance with ASC Topic 810, and EVCE was deconsolidated from the Company’s Consolidated Financial Statements as of April 17, 2024. The effect of such deconsolidation was the removal of the assets and liabilities of EVCE totaling $8.1 million and $16.3 million, respectively, from the Company’s Consolidated Balance Sheets. The Company recognized a gain of $8.2 million in the second quarter of 2024 related to the removal of EVCE’s assets and liabilities from the Company’s Consolidated Balance Sheets and reported the gain in (Gain) loss on deconsolidation, net within the Consolidated Statements of Operations. As of June 30, 2025, the Company has completed all requisite proceedings in connection with the petition and does not have any remaining obligations or liabilities arising from or relating to the bankruptcy filing.
Illinois Winds LLC
In the second quarter of 2024, the Company entered into a Membership Interest Purchase and Sale Agreement (“MIPSA”) to sell its membership interest in Illinois Winds LLC to Greenbacker Renewable Energy Company II, LLC (“GREC II”). Refer to Note 5. Variable Interest Entities for additional information on the sale of Illinois Winds LLC.

Note 4. Revenue
Disaggregation of Revenue
The following table provides information on the disaggregation of revenue as reported in the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Energy sales	$45,030	$45,287	$84,173	$80,596
RECs and other incentives	5,070	5,019	9,907	14,279
Investment Management revenue	2,286	5,577	5,546	9,508
Other revenue	1,290	2,027	1,591	2,695
Contract amortization, net	(3,067)	(3,460)	(146)	(6,075)
Total net revenue	$50,609	$54,450	$101,071	$101,003
(Less) Add: Contract amortization, net	3,067	3,460	146	6,075
Less: Lease revenue	(2,415)	(3,183)	(5,032)	(5,564)
Less: Investment, dividend, interest and other income	(1,106)	(1,902)	(1,247)	(2,544)
Total net revenue from contracts with customers	$50,155	$52,825	$94,938	$98,970
Contract Amortization, net
Intangible assets and out-of-market contracts recognized from PPA and REC contracts assumed through acquisitions related to the sale of energy or RECs in future periods for which the fair value has been determined to be less or more than market value are amortized to revenue over the term of each underlying contract on a straight-line basis.
Contract Balances
The Company’s billing practices are dictated by the contract terms and are typically done in arrears based upon the amount of power delivered in the prior period.
The Company did not record any contract assets as of June 30, 2025 and December 31, 2024, as none of its rights to payment were subject to a particular event other than passage of time. Included within the Accounts receivable, net balance on the Consolidated Balance Sheets, the Company had a receivable balance of $32.5 million and $25.9 million related to contracts with customers as of June 30, 2025 and December 31, 2024, respectively.
The Company has contract liabilities related to amounts received from certain PPA and REC customers upon the related projects reaching COD, PTO, or over the initial years of the project’s life. The contract liabilities are recognized into revenue over the term of the related contract. As of June 30, 2025 and December 31, 2024, the Company recorded $4.9 million and $5.2 million, respectively, of contract liabilities in Other noncurrent liabilities in the Consolidated Balance Sheets. For the three and six months ended June 30, 2025, the Company’s amortization of contract liabilities was $(0.1) million and $0.1 million, respectively. For the three and six months ended June 30, 2024, the Company’s amortization of contract liabilities was $0.2 million.
Costs to Obtain a Contract
The Company’s incremental costs of obtaining a contract, i.e., commissions, are recognized as an asset if the Company expects to recover them. These costs are amortized over the expected period of benefit of the related contracts. The Company capitalized $3.5 million and $4.4 million in costs to obtain a contract as of June 30, 2025 and December 31, 2024, respectively, within Other noncurrent assets in the Consolidated Balance Sheets. During the six months ended June 30, 2025, the Company recorded impairment of $0.8 million related to the termination of the development of three projects. Refer to Note 8. Property, Plant and Equipment for further discussion. The Company’s amortization of costs to obtain a contract was not material for the three and six months ended June 30, 2025 and 2024.

Remaining Performance Obligations
Remaining performance obligations represent fixed contracted revenue related to the Company's commitment to deliver a certain number of RECs in the future that has not been recognized, which includes amounts that will be billed and recognized as revenue in future periods. As of June 30, 2025, the Company had $4.0 million of remaining performance obligations. The following table includes the approximate amounts expected to be recognized related to remaining performance obligations for each of the next five years and thereafter:

(in thousands)
Period ended June 30,	Amount
2025-2026	$1,393
2026-2027	399
2027-2028	397
2028-2029	394
2029-2030	392
Thereafter	985
Total	$3,960

Note 5. Variable Interest Entities
Consolidated Variable Interest Entities
The Company assesses entities for consolidation in accordance with ASC 810 and consolidates entities that are VIEs for which the Company has been determined to be the primary beneficiary. The Company does not recognize any gain or loss on the initial consolidation of any of its VIEs.
Tax Equity Investors
The Company, through various wholly owned subsidiaries, is the managing member of 12 tax equity partnerships where the other members are Tax Equity Investors under tax equity financing facilities. Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies and utility affiliates, that use these investments to reduce future tax liabilities. Refer to Note 15. Noncontrolling Interests and Redeemable Noncontrolling Interests for further discussion. These entities generate income through renewable energy and sustainable development projects within North America. The projects represent a diversified portfolio of income-producing renewable energy power facilities that sell power under long-term electricity contracts to offtakers with high credit quality, such as utilities, municipalities, and corporations. The Company has determined that these tax equity partnerships are VIEs because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company is the primary beneficiary of these tax equity partnerships because: (1) through its role as managing member of these tax equity partnerships, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs, and (2) the Company has the obligation to absorb losses and the right to receive benefits that could potentially be significant to these VIEs. Therefore, the Company consolidates these VIEs.
As of June 30, 2025, the assets and liabilities of the consolidated tax equity partnerships and other consolidated VIEs totaled approximately $1.7 billion and $286.0 million, respectively. As of December 31, 2024, the assets and liabilities of the consolidated tax equity partnerships and other consolidated VIEs totaled approximately $1.8 billion and $288.0 million, respectively. The assets largely consisted of property, plant and equipment, and the liabilities primarily consisted of out-of-market contracts.
GDEV Management Holdings LLC
On January 1, 2025, GCM contributed its advisory agreements with GDEV I and GDEV II to GDEV Management Holdings LLC in exchange for 75% of the membership interests in GDEV Management Holdings LLC. GDEV Management Holdings LLC is the non-economic managing member of Greenbacker Development Opportunities GP I, LLC (“GDEV GP”) and Greenbacker Development Opportunities GP II, LP (“GDEV GP II”). The owner of the remaining 25% of the membership interests in GDEV Management Holdings LLC is a related party of GCM and an independent contractor of GDEV Management Holdings LLC and serves as the managing member of GDEV Management Holdings LLC. The Company determined that GDEV Management Holdings LLC is a VIE because GDEV Management Holdings LLC has insufficient equity at risk. The Company further determined that GCM and the managing member of GDEV Management Holdings LLC have shared control over GDEV Management Holdings LLC. GCM was determined to be more closely associated with GDEV Management Holdings LLC and therefore is the primary beneficiary and consolidates GDEV Management Holdings LLC.
As of June 30, 2025, the consolidated assets and liabilities of GDEV Management Holdings LLC totaled approximately $0.5 million and $1.0 million, respectively. The assets consisted of cash and cash equivalents, and the liabilities primarily consisted of accounts payable and accrued expenses.
In connection with the contributions to GDEV Management Holdings LLC on January 1, 2025, GCM and GDEV Management Holdings LLC entered into a credit agreement, pursuant to which GCM agreed to make cash advances in an aggregate principal amount not to exceed $4.0 million, through the maturity date of December 31, 2029. Until the maturity date, GDEV Management Holdings LLC may from time to time borrow, repay, and reborrow the loan. Interest accrues at the fixed rate of 6% per year and may be paid in kind. As of June 30, 2025, there was no balance outstanding under the credit agreement.

Illinois Winds LLC
In the second quarter of 2024, the Company entered into a MIPSA to sell its membership interest in Illinois Winds LLC to Greenbacker Renewable Energy Company II, LLC (“GREC II”). As a part of the MIPSA, the total purchase price was subject to repricing based on certain variables associated with the project, such as build costs, forecasted production, and financing assumptions. The purchase price included a reimbursement of construction costs paid by the Company plus a development fee that was subject to repricing, payable in two installments at certain construction milestones. On November 21, 2024, GREC II obtained financing and paid the Company $35.9 million of the construction reimbursement component of the purchase price. The total reimbursement of construction costs was expected to be $40.1 million, of which the Company has received $38.9 million through June 30, 2025. The remaining $1.1 million to be received related to the construction reimbursement payment is recorded within Other current assets on the Consolidated Balance Sheets. The development fee paid to GREC II was $9.0 million, which was recorded within Contingent consideration, current on the Consolidated Balance Sheets as of December 31, 2024 and was fully paid during the six months ended June 30, 2025.
The Company, at the time of the closing, continued to consolidate the assets and liabilities of Illinois Winds LLC as a VIE. As a result, the Company recorded a non-cash contribution from noncontrolling interests (“NCI”) equal to Illinois Winds LLC’s equity at the time of the closing in the amount of $40.8 million and a cash contribution from NCI related to outstanding payables of Illinois Winds LLC in the amount of $26.3 million as of the closing date. In addition, the Company recorded $49.1 million as a non-cash contribution from NCI for construction costs incurred subsequent to the closing date for Illinois Winds LLC. On November 21, 2024, the Company deconsolidated Illinois Winds LLC as a result of the Company not exercising its repurchase option, and, as a results of the deconsolidation, the Company removed $117.0 million of Property, plant and equipment, net, $1.5 million of ARO liability, and $0.5 million of Other current assets as well as the associated membership interests of $116.0 million that were recorded within Noncontrolling interests on the Consolidated Balance Sheets. The Company recognized a loss of $12.7 million on the sale of Illinois Winds LLC, which consisted of the $9.0 million development fee payable and noncash costs incurred by the Company to develop the project that were not reimbursed as part of the sale.
Unconsolidated Variable Interest Entities
GDEV I
As of June 30, 2025, GDEV GP held a combined 2.00% of the interests in GDEV I, which makes private equity and development capital investments in the sustainable infrastructure industry. The Company has determined that GDEV I is a VIE but that the Company is not the primary beneficiary. The Company can exert significant influence over operating and financial policies of GDEV I because of its ownership of GDEV GP, which is GDEV I’s general partner. Accordingly, GDEV GP, which is a consolidated subsidiary of the Company, accounts for its investment in GDEV I as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss as a result of its involvement with GDEV I is equal to $2.8 million, which is the sum of the Company’s existing investment in GDEV I and the remaining commitments to GDEV I, less the portion attributable to the NCI in GDEV GP.
GDEV II
On November 15, 2022, the Company, through its majority-owned subsidiary GDEV GP II, made an initial investment totaling $0.7 million in GDEV II, which makes private equity and development capital investments in the sustainable infrastructure industry. The Company determined that GDEV II is a VIE but that it is not the primary beneficiary. However, the Company can exert significant influence over operating and financial policies of GDEV II because of its ownership of GDEV GP II, which is GDEV II’s general partner. Accordingly, GDEV GP II, which is a consolidated subsidiary of the Company, accounts for its investment in GDEV II as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost.
As of June 30, 2025, GDEV GP II held a combined 1.96% of the interests in GDEV II. The Company’s maximum exposure to loss as a result of its involvement with GDEV II is $3.9 million, which is GDEV GP II’s total capital commitment to GDEV II, less the portion of the capital commitment attributable to the NCI in GDEV GP II.
Aurora Solar
Aurora Solar Holdings, LLC (“Aurora Solar”) was formed in 2016 to develop, construct, own, finance, and operate a portfolio of 16 solar projects. As of June 30, 2025, the Company’s investment represented 49.00% of Aurora Solar’s issued and outstanding common shares. The Company determined that Aurora Solar is a VIE but that it is not the primary beneficiary. Accordingly, the Company accounts for its investment in the common shares of Aurora Solar as an equity method investment and has elected the fair value option as management deems fair value to be more relevant than historical cost. The Company’s maximum exposure to loss is equal to the fair value of its investment in Aurora Solar.

OYA
The Company previously held a 50.00% equity interest in OYA-Rosewood Holdings LLC, a portfolio originally comprising 19 solar projects. On November 6, 2024, OYA and certain affiliates filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware.
The Company had historically accounted for its investment in OYA under the equity method and elected the fair value option. As a result of the Bankruptcy Petitions, the Company no longer had significant influence over OYA, and the investment in OYA ceased to qualify for equity method accounting. However, the Company continued to apply the fair value option to measure the investment at each reporting period.
In the first quarter of 2025, substantially all assets of OYA and its affiliates were sold pursuant to court-approved orders. A portion of these assets was acquired by a subsidiary of GDEV I. On April 22, 2025, the Bankruptcy Court confirmed the Chapter 11 Plan (the “Plan”), under which the Company’s equity interest in OYA was canceled with no distribution to equity holders. Additionally, the Company’s loan of $7.4 million to a OYA affiliate, which originated in 2024, was extinguished and replaced by an allowed bankruptcy claim, which is measured at fair value as of June 30, 2025. Of the total bankruptcy claim asset, $3.0 million is presented within Other current assets and $9.7 million is presented within Other noncurrent assets in the Consolidated Balance Sheets.
In July 2025, the Company contributed the bankruptcy claim to GDEV OYA Lender LLC (“GDEV OYA Lender”), a subsidiary of GDEV I, in exchange for a 30% membership interest and received an initial cash distribution of $3.0 million. Other members of GDEV OYA Lender include GDEV I (the managing member) and the prior lenders under the syndicated loan facility. Under the Amended and Restated Limited Liability Company Agreement of GDEV OYA Lender, in addition to the initial distribution of $3.0 million, future distributions will be subject to a waterfall structure: (i) initial reserves of $2.0 million retained by GDEV OYA Lender to manage the development of the assets acquired via credit bid, (ii) a preferred return of $1.5 million to another investor, (iii) a preferred return of $4.7 million to the Company, and (iv) pro rata distributions of remaining cash among members. Future cash inflows are expected from earnouts related to assets that were previously sold in the bankruptcy proceedings and the disposition of development assets acquired via credit bid. The Company will account for its investment in GDEV OYA Lender as an equity method investment measured at fair value. The contribution of the bankruptcy claim was considered in its valuation as of June 30, 2025. The Company expects to fully recover the combined value of its previous investment in OYA and note receivable from OYA through the contribution of the bankruptcy claim.
Certain former OYA subsidiaries had entered into tax equity partnerships, under which the Company provided guarantees to investor members for the payment and performance obligations under the relevant agreements. Two of these guarantees were previously terminated. On March 11, 2025, the remaining guarantee was terminated and replaced with a new guarantee covering potential tax credit recapture, up to $1.5 million. This replacement guarantee decreases by $0.5 million annually and will remain in effect through March 11, 2028.

Note 6. Fair Value Measurements and Investments
In accordance with ASC 820-10, the Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by management.
The Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of the following dates:

	Fair Value as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$88,970	$—	$88,970
Derivative liabilities	—	(9,237)	—	(9,237)
Investments at fair value	—	—	69,378	69,378
Bankruptcy claim	—	—	12,692	12,692
Total	$—	$79,733	$82,070	$161,803

	Fair Value as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$116,127	$—	$116,127
Derivative liabilities	—	(160)	—	(160)
Investments at fair value	—	—	74,136	74,136
Contingent consideration	—	—	(300)	(300)
Total	$—	$115,967	$73,836	$189,803
The following table reconciles the beginning and ending balances for instruments that are recognized at fair value using Level 3 inputs in the Consolidated Financial Statements as of June 30, 2025 using significant unobservable inputs:

(in thousands)	Investments at fair value	Contingent consideration	Bankruptcy claim	Total
Balance as of December 31, 2024	$74,136	$(300)	$—	$73,836
Contributions to investees	218	—	—	218
Divestiture and bankruptcy claim approval	(5,314)	—	12,692	7,378
Change in fair value of investments, net	338	—	—	338
Change in contingent consideration	—	300	—	300
Balance as of June 30, 2025	$69,378	$—	$12,692	$82,070
The Company does not have any non-financial assets or liabilities measured at fair value as of June 30, 2025 and December 31, 2024. There were no transfers between Levels 1, 2, or 3 for the six months ended June 30, 2025 and 2024.
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
The following table quantifies the significant unobservable inputs used in determining the fair value of equity method and other investments as of June 30, 2025:

Unobservable Input	Input/Range
Aurora Solar - Discount rate	7.8%
Aurora Solar - kWh production	0.5%
Aurora Solar - Estimated remaining useful life	27 years
As discussed in Note 5. Variable Interest Entities, the Company accounts for its investments in GDEV I and GDEV II as equity method investments.
As of June 30, 2025, the Company has unfunded commitments to GDEV I and GDEV II of $0.2 million and $1.0 million, respectively. The GDEV I and GDEV II LLCAs do not permit the partners to make withdrawals of any of their capital contributions. GDEV GP and GDEV GP II are required to cause the respective partnerships to distribute amounts available for distribution to the partners within 90 days of the receipt of such amounts.
The following table presents the fair value of each of the Company’s investments at fair value as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Aurora	$61,636	$60,348
OYA(1)	—	5,913
GDEV I	3,552	3,771
GDEV II	4,190	4,104
Total investments at fair value	$69,378	$74,136
(1) The Company derecognized the investment in OYA and recognized a bankruptcy claim receivable for the amount, which is reported within Other current assets and Other noncurrent assets in the Consolidated Balance Sheets. See details set forth below.
Investments at fair value are recorded in Investments, at fair value on the Consolidated Balance Sheets. The decrease in the fair value of the investment in OYA is due to the bankruptcy discussed in Unconsolidated Variable Interest Entities in Note 5. Variable Interest Entities.
The following table presents Total Change in fair value of investments, net of each of the Company’s investments for the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Aurora	$(300)	$(1,940)	$1,288	$(2,780)
OYA	—	(98)	(598)	176
GDEV	(289)	50	(289)	50
GDEV II	(63)	388	(63)	388
Total Change in fair value of investments, net	$(652)	$(1,600)	$338	$(2,166)

The change in fair value of the Company’s investments is recorded in Change in fair value of investments, net on the Consolidated Statements of Operations.
Bankruptcy Claim Receivable
The Company estimates the fair value of the OYA bankruptcy claim based on the future cash flows expected to be received from its investment in GDEV OYA Lender following the contribution of the bankruptcy claim to GDEV OYA Lender in exchange for a 30% membership interest, as discussed in Unconsolidated Variable Interest Entities in Note 5. Variable Interest Entities. The following table presents the significant unobservable inputs used in determining the fair value of the bankruptcy claim as of June 30, 2025:

Unobservable Input	Input/Range
Discount rate	25%
Attrition	25%-50%
Price per watt	$0.30-$0.50
The bankruptcy claim is presented within Other current assets and Other noncurrent assets in the Consolidated Balance Sheets.
Contingent Consideration
The Company estimates the fair value of its contingent consideration associated with the Acquisition based on the likelihood of payment related to the contingent clause and the date when payment is expected to occur. The contingent consideration is reflected in Other noncurrent liabilities included in Noncurrent liabilities on the Consolidated Balance Sheets.
The following table presents the change in fair value of contingent consideration for the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Change in fair value of contingent consideration	$(300)	$433	$(300)	$926
The change in the fair value of contingent consideration is recorded within Change in fair value of contingent consideration on the Consolidated Statements of Operations. The fair value of the contingent consideration is measured based on significant unobservable inputs, including the contractual payment amount due upon reaching the designated thresholds, the discount rate, and the date when payment is expected, and is classified as Level 3 in the fair value hierarchy.
For the six months ended June 30, 2025 and 2024, there was nil and $2.6 million contingent consideration settled with the participation of Earnout Shares, which were issued in connection with the Acquisition. The amount was reclassified from Other noncurrent liabilities to Common shares, par value, and Additional paid-in capital on the Consolidated Balance Sheets. Refer to Note 16. Equity for further detail.

Note 7. Notes Receivable
The Company’s notes receivable consist of the following:

(dollars in thousands)	June 30, 2025	December 31, 2024	Year of origination	Interest rate	Maturity date
Notes receivable, current
Kane Warehouse	$—	$121	2015	10.25%	2/24/2025
OYA	—	7,084	2024	12.00%	12/23/2024(1)
Total notes receivable, current	$—	$7,205
Notes receivable, noncurrent
New Market	$5,008	$5,008	2019	9.00%	9/30/2022(2)
Total notes receivable, noncurrent	$5,008	$5,008
Loan reserve(2)	(1,000)	(1,000)
Total notes receivable	$4,008	$11,213
(1)During 2024, the Company loaned an affiliate of OYA $7.1 million, by becoming a party to an amended existing loan agreement between a subsidiary of GDEV I, an affiliate of the Company, certain other unrelated lenders, and the OYA affiliate. On November 6, 2024, OYA and certain of its affiliates filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court of Delaware. As a result of the Plan approved by the Bankruptcy Court on April 22, 2025, the loan was extinguished and replaced by an allowed bankruptcy claim receivable for the amount, which is reported within Other current assets and Other noncurrent assets in the Consolidated Balance Sheets. Refer to Note 5. Variable Interest Entities for additional information on OYA.
(2)As of June 30, 2025, New Market has not been repaid. During the year ended December 31, 2023, the Company recorded a reserve representing an allowance for credit losses for the estimated uncollectible portion of this note in the amount of $1.0 million. The Company has determined that this note is still collectible and no additional reserve is required as of June 30, 2025.
The notes receivable, current are recorded within Other current assets on the Consolidated Balance Sheets. The notes receivable, noncurrent are recorded within Other noncurrent assets on the Consolidated Balance Sheets. Notes receivable are recorded at amortized cost and exclude interest receivable. As of June 30, 2025, interest receivable of nil and $1.9 million was recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets. As of December 31, 2024, interest receivable of $0.3 million and $1.9 million was recorded within Other current assets and Other noncurrent assets, respectively, on the Consolidated Balance Sheets.

Note 8. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

(in thousands)	June 30, 2025	December 31, 2024
Land	$23,083	$23,283
Plant and equipment	1,866,778	1,873,801
Construction in progress	627,439	437,335
Asset retirement cost	31,697	32,640
Finance right-of-use asset	65	65
Other	962	561
Total property, plant and equipment	$2,550,024	$2,367,685
Accumulated depreciation	(135,722)	(135,199)
Property, plant and equipment, net	$2,414,302	$2,232,486
The Accumulated depreciation balance as of June 30, 2025 reflects the disposal of the GREC Entity HoldCo and other projects during the quarter ended June 30, 2025, which offset the impact of current period depreciation expense. See Note 3. Acquisitions and Divestitures.
Construction in progress includes $87.1 million and $91.8 million of development costs as of June 30, 2025 and December 31, 2024, respectively.
The following table presents Depreciation expense recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations for the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation expense	$18,596	$17,467	$37,092	$34,974
Impairment of Long-Lived Assets
During the three and six months ended June 30, 2025, the Company recognized impairment losses of $5.0 million and $17.7 million, respectively. The impairment loss in the three months ended June 30, 2025 is primarily associated with the termination of the development of two solar projects. The impairment loss includes $0.8 million related to a deposit forfeited to an offtaker for damages. The remaining $12.7 million impairment loss recognized for the six months ended June 30, 2025 related to impairments recorded during the first quarter of 2025, associated with (i) two operational wind projects for which the Company determined that the carrying value of the related long-lived assets were no longer recoverable through the projected future operating cash flows of the projects and (ii) six development-stage solar projects for which the Company terminated the development of the projects. The fair value of the assets was determined using a market approach. The impairment loss included $1.6 million related to upfront payments to customers and $0.8 million of capitalized costs to obtain a contract related to the termination of the development of three projects recorded within Other noncurrent assets on the Consolidated Balance Sheets due to the termination of the related PPAs. The impairment losses are presented within Impairment of long-lived assets, net, project termination and other costs in the Consolidated Balance Sheets. The charges were recorded to the Company’s IPP segment.
In addition to the $17.7 million impairment loss, the Company paid a $1.0 million termination fee in association with the termination of a PPA. The termination fee and impairment losses are presented within Impairment of long-lived assets, net, project termination and other costs in the Consolidated Balance Sheets. The charges were recorded to the Company’s IPP segment.
During the three and six months ended June 30, 2024, the Company recognized impairment of long-lived assets of $6.3 million due to a change in state regulations that impacted the earning potential of six projects in one state. The impairment analysis indicated that the projected future cash flows of the projects no longer supported the recoverability of the carrying value of the related long-lived assets. The fair value of the assets was determined using a current replacement cost approach. This charge was recorded to the Company’s IPP segment.
In the second quarter of 2024, the Company reached a settlement with an insurance company of $2.7 million and recorded a gain of $1.7 million within Direct operating costs on the Consolidated Statements of Operations. The Company recorded the gain since the Company did not record a related asset or gain for the proceeds to be received, as those proceeds were not yet considered to be realized or realizable at the time of the damage to the related assets in 2023.

Note 9. Intangible Assets and Out-of-market Contracts
Intangible Assets and Out-of-market Contracts
Intangible assets as of June 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	Gross carrying amount(1)	Accumulated amortization	Net intangible assets as of June 30, 2025
PPA contracts	$326,828	$(60,046)	$266,782
REC contracts	40,146	(5,000)	35,146
Trademarks	1,364	(589)	775
Channel partner relationships	47,071	(26,721)	20,350
Other intangible assets	2,191	—	2,191
Total intangible assets, net	$417,600	$(92,356)	$325,244
(1) Gross carrying amount is adjusted for any write offs or impairment charges.

(in thousands)	Gross carrying amount(1)	Accumulated amortization	Net intangible assets as of December 31, 2024
PPA contracts	$361,512	$(64,820)	$296,692
REC contracts	46,235	(5,820)	40,415
Trademarks	1,364	(585)	779
Channel partner relationships	45,708	(23,433)	22,275
Other intangible assets	2,191	—	2,191
Total intangible assets, net	$457,010	$(94,658)	$362,352
(1) Gross carrying amount is adjusted for any write offs or impairment charge.
During the six months ended June 30, 2025, the Company wrote off certain contract intangible assets associated with the sale of certain subsidiaries of GREC Entity HoldCo. The decrease of $20.2 million in contract intangible assets during the six months ended June 30, 2025, was related to the sale of certain subsidiaries of GREC Entity HoldCo, as discussed in Note 3. Acquisitions and Divestitures,
The following table presents the amortization expense related to intangible assets recorded on the Consolidated Balance Sheets which includes Contract amortization, net that was recorded as a reduction to revenue for favorable PPA and REC contracts in the Consolidated Statements of Operations for the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Total Favorable Amortization expense	$5,608	$9,522	$14,961	$18,222
Favorable Contract amortization reduction to revenue	6,064	7,139	13,034	13,456

The Company also has PPA and REC contracts that are held in an unfavorable position (out-of-market contracts) recorded as liabilities, which consist of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of June 30, 2025
PPA contracts	$(189,162)	$27,462	$(161,700)
REC contracts	(19,269)	15,087	(4,182)
Total out-of-market contracts, net	$(208,431)	$42,549	$(165,882)

(in thousands)	Gross carrying amount	Accumulated amortization	Net out-of-market contracts as of December 31, 2024
PPA contracts	$(198,629)	$23,127	$(175,502)
REC contracts	(19,763)	14,625	(5,138)
Total out-of-market contracts, net	$(218,392)	$37,752	$(180,640)
The following table presents the contract amortization contra-expense as an increase to revenue related to out-of-market contracts for the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Out-of-market contract amortization	$2,997	$3,679	$6,818	$7,381
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
The following table presents the amortization expense related to the Company’s finite-lived intangible asset and liabilities (out-of-market contracts), net, contract amortization on PPA and REC contract intangible assets and out-of-market contracts, and amortization expense on channel partner relationships and trademark intangible assets for the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Amortization expense on channel partner relationships and trademark intangible assets, net	$(456)	$2,383	$1,927	$4,766
Less: Contract amortization on PPA and REC contracts intangible assets and (out-of-market contracts), net	3,067	3,460	146	6,075
Total amortization expense related to intangible assets and (out-of-market contracts), net	$2,611	$5,843	$2,073	$10,841
Contract amortization on PPA and REC contract intangible assets and out-of-market contracts is recorded within Contract amortization, net on the Consolidated Statements of Operations. Amortization expense on channel partner relationships and trademark intangible assets is recorded within Depreciation, amortization and accretion on the Consolidated Statements of Operations.
During the six months ended June 30, 2025, the Company derecognized two out-of-market contracts due to the termination of the related PPAs and recognized $6.1 million within Contract amortization, net on the Consolidated Statements of Operations.

Estimated future amortization expense, net for the above amortizable intangible assets and out-of-market contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended June 30,	Amortization Expense
2025-2026	$20,732
2026-2027	19,959
2027-2028	19,853
2028-2029	19,853
2029-2030	20,018
Thereafter	58,947
Total	$159,362

Note 10. Debt
The Company has entered into various credit facilities and loan agreements through its subsidiaries, as described below:

(dollars in thousands)	June 30, 2025	December 31, 2024	Interest rate	Maturity date
GREC Entity HoldCo	$21,574	$56,049	Daily SOFR(1) + 1.85%	June 30, 2026
Midway III Manager LLC	13,113	13,260	3 mo. SOFR + 1.73%	September 28, 2025
Trillium Manager LLC	64,276	65,758	Daily SOFR + 2.10%	June 9, 2027
Greenbacker Wind Holdings II LLC	66,316	68,838	3 mo. SOFR + 2.03%	December 31, 2026
Conic Manager LLC	22,119	22,308	3 mo. SOFR + 1.75%	August 8, 2026
Turquoise Manager LLC	29,947	30,252	3 mo. SOFR + 1.35%	December 23, 2027
Greenbacker Renewable Energy Corporation (Premium financing agreement)	—	2,012	6.78%	April 30, 2025
ECA Finco I, LLC	17,048	17,398	3 mo. SOFR + 2.60%	February 25, 2028
GB Solar TE 2020 Manager LLC	17,013	17,330	Daily SOFR + 1.98%	October 30, 2026
Sego Lily Solar Manager LLC	124,768	127,829	3 mo. SOFR + 1.53%	June 30, 2028
Celadon Manager LLC	72,853	72,853	Daily SOFR + 1.60%	February 18, 2029
GRP II Borealis Solar LLC	38,752	39,429	Daily Compounded SOFR + 2.26%	June 30, 2027
Ponderosa Manager LLC	85,803	87,803	3 mo. SOFR + 1.40%	October 4, 2029
PRC Nemasket LLC	38,156	39,630	Daily SOFR + 1.25%	November 1, 2029
GREC Holdings 1 LLC	94,600	129,594	1 mo. SOFR + Applicable Margin(2)	November 29, 2027
Dogwood GB Manager LLC	58,725	58,725	1 mo. SOFR + 1.73%	March 29, 2030
GREC Warehouse Holdings I LLC	138,128	102,334	3 mo. SOFR + 2.03%	August 11, 2026
Cider Solar Construction Owner LLC	81,000	81,000	12.25%(3)	July 30, 2028
Cider Solar AcquisitionCo LLC	179,580	1,539	Various	Various(4)
Pemaquid Manager LLC	76,201	76,915	Daily SOFR + 1.85%	November 13, 2029
Total debt	$1,239,972	$1,110,856
Less: Total unamortized discount and deferred financing costs	(19,410)	(20,301)
Less: Current portion of long-term debt(5)	(55,764)	(88,901)
Total long-term debt, net	$1,164,798	$1,001,654
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
(4)Cider Solar AcquisitionCo LLC has construction and ITC bridge loan facilities as well as the option to convert into Tranche A or Tranche B term loans, and the loans bears interest at the daily SOFR plus an applicable margin subject to the interest rates disclosed in the loan agreement. Refer to Part II — Item 8 — Note 11. Debt of the Consolidated Financial Statements (Non Investment Basis) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
(5)Adjusted for $7.6 million and $6.3 million of unamortized debt discount and deferred financing costs pertaining to current portion of long-term debt of $63.3 million and $95.2 million as of June 30, 2025 and December 31, 2024, respectively.

GREC Entity HoldCo
On November 25, 2021, GREC Entity HoldCo converted its loan to a term loan with a maturity on June 20, 2025. The loan bore interest at a rate equal to daily SOFR plus 1.85%. The loan is secured by, among other customary interests, a pledge of all of the issued and outstanding equity interests of GREC Entity HoldCo as collateral for this credit agreement.

During the first quarter of 2025, the Company entered into a membership interest purchase agreement to sell certain consolidated subsidiaries of GREC Entity HoldCo to an unrelated clean energy company. The transaction was completed on June 5, 2025, for the purchase price of $46.3 million, primarily in cash proceeds. The Company utilized the proceeds to pay down $32.5 million of existing debt. On June 18, 2025, the loan agreement was amended with a new maturity date of June 30, 2026 for the remaining principal balance outstanding.
The Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding borrowings. Refer to Note 11. Derivative Instruments for further discussion.
The following table shows the components of Interest income (expense), net on the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Loan interest(1)	$12,573	$11,442	$24,228	$24,204
Commitment / letter of credit fees	1,927	1,134	4,163	2,101
Amortization of deferred financing fees and discount	3,002	1,266	5,965	2,927
Interest on sale-leasebacks(2)	4,640	5,399	9,160	11,836
Gain on interest rate swaps, net(3)	(659)	—	(659)	(1,410)
Change in fair value of interest rate swaps, net(3)	12,381	(2,311)	34,122	(12,255)
Interest capitalized	(7,491)	(5,423)	(13,667)	(10,798)
Total(4)	$26,373	$11,507	$63,312	$16,605
(1)Includes interest rate swap settlements in the amount of $5.5 million, $7.7 million, $10.5 million and $14.3 million as a reduction of loan interest for the three and six months ended June 30, 2025 and 2024, respectively. Refer to Note 11. Derivative Instruments for additional information.
(2)Refer to Other Financing Arrangements for further discussion on the financing obligations and the deferred ITC gain related to the sale-leaseback arrangements.
(3)Refer to Note 11. Derivative Instruments for additional information on the Company’s interest rate swaps.
(4)Total interest expense excludes $0.5 million, $1.7 million $0.8 million and $2.6 million of interest income on cash accounts for the three and six months ended June 30, 2025 and 2024, respectively.
The principal payments due on the Company’s borrowings for each of the next five years and thereafter are as follows:

(in thousands)
Period ended June 30,	Principal Payments
2025-2026	$63,316
2026-2027	350,824
2027-2028	269,814
2028-2029	167,737
2029-2030	242,538
Thereafter	145,743
Total	$1,239,972

Other Financing Arrangements
The Company is party to failed sale-leaseback arrangements that provide for the sale of certain assets to a third-party and simultaneous leaseback to the Company. The following table shows the components of Current portion of failed sale-leaseback financing and deferred ITC gain and Failed sale-leaseback financing and deferred ITC gain, net of current portion on the Consolidated Balance Sheets

(in thousands)	June 30, 2025	December 31, 2024
Failed sale-leaseback financing, current	$13,263	$13,127
ITC gains, current	32,951	32,951
Less: origination costs, current	211	210
Current portion of failed sale-leaseback financing and deferred ITC gain	$46,003	$45,868

Failed sale-leaseback financing, net of current portion	$109,764	$111,238
ITC gains, net of current portion	85,775	92,802
Less: origination costs, net of current portion	2,326	2,439
Failed sale-leaseback financing and deferred ITC gain, net of current portion	$193,213	$201,601
The following table shows the components of interest on sale-leasebacks included within Interest income (expense), net on the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Financing interest	$2,982	$3,455	$5,893	$8,047
ITC interest	1,553	1,931	3,162	3,776
Amortization of loan origination cost	105	—	105	—
Total	$4,640	$5,386	$9,160	$11,823
The calculation of interest expense is based on imputed interest rates within each arrangement for the financing obligations ranging between 7.2% and 11.5% and the IBR within each arrangement for the deferred ITC gain ranging between 4.5% and 5.6%.
For the six months ended June 30, 2025, the Company recognized $10.2 million of income related to the recognition of deferred income from the transfer of tax credits related to one of the Company’s sale leaseback financings recorded to Income (loss) from sale-leaseback transfer of tax benefits on the Consolidated Statements of Operations.
The future payments on failed sale-leaseback financing arrangements, inclusive of the repurchase price, for each of the next five years and thereafter are as follows:

(in thousands)
Period ended June 30,	Future Payments
2025-2026	$13,263
2026-2027	13,510
2027-2028	13,611
2028-2029	13,584
2029-2030	13,708
Thereafter	174,148
Total lease payments	241,824
Less: Imputed interest	(118,798)
Less: Origination costs	(2,536)
Present value of lease payments	$120,490

Note 11. Derivative Instruments
The Company manages interest rate risk primarily through the use of derivative financial instruments. The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company, through its wholly owned subsidiaries, has entered into interest rate swaps as part of its interest rate risk management strategy. Certain of these interest rate swaps were previously designated as cash flow hedges. The interest rate swaps involve the receipt of variable rate amounts from a counterparty in exchange for the Company making payments at fixed rates. These fixed rates range between 0.41% and 4.10%. The interest rate swaps have maturities between 2025 and 2051.
On October 1, 2024, the Company voluntarily dedesignated all hedges within its portfolio. When the Company dedesignates a swap as a hedging instrument, the Company evaluates whether the forecasted transactions previously hedged by the interest rate swap are probable of not occurring and, if so, reclassifies the amount recorded in Accumulated other comprehensive income to Interest income (expense), net in the Consolidated Statements of Operations. When the Company determines that the forecasted transactions previously hedged by the interest rate swap are not probable of not occurring, the Company recognizes the amounts within Accumulated other comprehensive income related to the dedesignated interest rate swap into interest expense as the originally forecasted transactions affect earnings. All future changes in the fair value of the dedesignated derivatives are reported immediately in earnings to Interest income (expense), net in the Consolidated Statements of Operations. As of June 30, 2025, the total balance in Accumulated other comprehensive income to be amortized over the remaining term of the derivative contracts is $43.6 million.
For derivatives previously designated as cash flow hedges, the changes in the fair value of the derivative were initially reported in other comprehensive income and were subsequently reclassified to earnings when the hedged transaction affected earnings.
The following tables reflect the location and estimated fair value positions of derivative contracts at:

(in thousands)		June 30, 2025
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities) / (Other noncurrent liabilities)	$1,171,983	$88,970	$(9,237)
Total		$1,171,983	$88,970	$(9,237)

(in thousands)		December 31, 2024
	Balance sheet location	Outstanding notional amount	Fair Value - Assets	Fair Value - (Liabilities)
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts	Derivative assets, current / Derivative assets / (Other current liabilities)	$944,629	$112,339	$(160)
Option to enter into interest rate swap contract	Derivative assets	242,203	3,788	—
Total		$1,186,832	$116,127	$(160)
As of June 30, 2025, the notional amount of derivatives includes $821.7 million associated with currently effective swaps and $350.3 million associated with forward starting swaps. As of December 31, 2024, the notional amount of derivatives includes $851.5 million associated with currently effective swaps and $93.2 million associated with forward starting swaps.
During the fourth quarter of 2024, the Company entered into an option contract with a counterparty for the right, but not the obligation, to enter into an interest rate swap with the counterparty with a notional amount of $242.2 million in exchange for a premium price of $2.6 million. The option expired on March 27, 2025.

The following tables provide information on the change in fair value of derivative contracts as recorded in the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations:

	Three months ended June 30, 2025		Six months ended June 30, 2025
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive Income (Loss)
Gain (loss) in other comprehensive income (loss) reclassified to earnings from termination of interest rate swaps, net	$(659)	$—	$(659)	$—
Amortization of derivatives	(1,480)	—	(3,173)	—
Less: Taxes on total net gain (loss) recognized in other comprehensive income (loss)	563	—	1,009	—

Consolidated Statements of Operations
Interest income (expense), net
Change in fair value of interest rate swaps, net	—	(12,381)	$—	$(34,122)
Gain (loss) on interest rate swaps, net(1)	—	659	—	659

	Three months ended June 30, 2024		Six months ended June 30, 2024
(in thousands)	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments
Consolidated Other Comprehensive Income (Loss)
Gain (loss) recognized in other comprehensive income (loss)	$2,307	$—	$20,234	$—
Amortization of off-market derivatives	1,335	(607)	2,429	(1,697)
Less: Taxes on total net gain (loss) recognized in other comprehensive income (loss)	(799)	—	(5,521)	—

Consolidated Statements of Operations
Interest income (expense), net
Change in fair value of interest rate swaps, net	—	2,311	—	12,255
Gain (loss) on interest rate swaps, net(1)	—	—	$1,410	$—
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
During the six months ended June 30, 2025 and June 30, 2024, the Company received $2.1 million and $53.7 million, respectively, in cash as a result of the full or partial termination of interest rate swaps. The cash proceeds received are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Note 12. Income Taxes
The guidance under ASC Topic 740, Income Taxes, establishes the methodology, including the use of an estimated annual effective tax rate, to determine income tax expense (or benefit) in interim financial reporting. At the end of each quarter, the Company makes the best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and net loss attributable to NCI. Based on enacted tax laws, the Company’s effective tax rate for 2025 is expected to be 8.7% as of June 30, 2025. The Company’s effective tax rate as of June 30, 2024 was (12.5)%.
The following table presents the Company’s consolidated income tax benefit (expense) for the following periods:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Benefit (expense) from income taxes	$(3,317)	$(3,191)	$7,057	$(6,255)
The effective tax rate varies from the statutory U.S. federal income tax rate of 21.0% primarily due to the tax impact of net loss attributable to noncontrolling interests.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of June 30, 2025. For the six months ended June 30, 2025, valuation allowance increases of $3.9 million have been recorded against state net operating loss carry forwards where it is not more likely than not that they will be utilized within the loss carry forward period.
The Company assessed its tax positions for all open tax years as of June 30, 2025 for all U.S. federal and state, and foreign tax jurisdictions for the years 2014 through 2024. The results of this assessment are included in the Company’s tax provision and deferred tax assets as of June 30, 2025.
During the second quarter of 2025, the Company entered into a Tax Credit Purchase Agreement (“TCPA”) with a third party related to various solar projects in which the Company agreed to sell to the third party ITCs generated by these projects in multiple tranches. In the first tranche, the Company transferred to the third party $14.6 million of ITCs generated by the Company for a purchase price of $0.90 per $1.00 of ITCs, net of fees and expenses. As of June 30, 2025, the Company received payments of $13.9 million of the purchase price, which the Company recorded to Tax credit transfer liability on the Consolidated Balance Sheets because control of the ITCs had not yet transferred to the third party. Control of the tax credits is expected to transfer to the third party during the third quarter of 2025. Additional tranches are expected to be executed pursuant to the terms of the TCPA. Refer to Note 2. Significant Accounting Policies and Note 13. Commitments and Contingencies for further details.

In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, scaling back clean energy tax incentives of Inflation Reduction Act of 2022. The OBBBA brought back accelerated depreciation for property acquired and placed in service after January 19, 2025. Among the significant changes to the clean energy provisions related to the rollback of the Sections 48E and 45Y clean electricity tax credits. The Company is still evaluating the impact the provisions within the OBBBA could have on our financial position, results of operations, effective tax rate, and cash flows. All impacts from the OBBBA will be reflected in future reporting periods if any.

Note 13. Commitments and Contingencies
Legal Proceedings
On July 2, 2024, the Company received notice of a lawsuit filed by Petaluma City Schools ("Petaluma") in the Superior Court of the State of California, County of Sonoma against certain subsidiaries of the Company. The lawsuit alleges that the solar panels installed on the rooftop of Petaluma's building caused damages to the rooftop and claimed damages in excess of approximately $2.0 million. Petaluma filed an amended complaint on November 22, 2024, and the Company filed its response denying the claims and asserting affirmative defenses. The Company is currently engaged in the litigation process, including discovery and pre-trial motions including discussion on evaluating a potential settlement of the lawsuit, however, the Company is unable to determine the potential outcome or amount of loss, if any, that may occur.
On November 15, 2024, two of the Company’s subsidiaries executed a general assignment for the benefit of creditors (the “ABC”), pursuant to which the subsidiaries assigned all of their assets to a third-party assignee to liquidate the assets and distribute the proceeds to creditors. The Company impaired substantially all of the assets of these subsidiaries in 2024 and recorded related liabilities of $15.4 million, which were presented within Accounts payable and accrued expenses on the Consolidated Balance Sheet as of December 31, 2024. As of June 30, 2025, the deadline for claims through the ABC passed and no claims were made against the Company. As a result, the Company derecognized the liabilities and recorded a gain of $15.4 million in Gain (loss) on liability extinguishment within the Consolidated Statements of Operations.
The Company is engaged in an ongoing dispute with a third-party offtaker of one of the Company’s projects as well as the lessor of the property on which the project is located, as the third-party prevented the re-energization of a portion of the project due to certain events. On December 26, 2024, the Company sent a notice of default and demand for payment under the PPA and lease agreement. In January 2025, the third party sent a termination notice with respect to the PPA and lease agreement and offered a settlement amount; the Company did not accept the settlement amount and disputed the third party’s right to terminate. The Company filed a lawsuit in the Superior Court in the State of New Jersey on July 25, 2025. The Company has not accrued any expense related to the dispute as of June 30, 2025 or December 31, 2024.
The Company may become involved in other legal proceedings, administrative proceedings, claims, or other litigation that arise in the ordinary course of business. Individuals and interest groups may sue to challenge the issuance of a permit for a renewable energy project or seek to enjoin construction of a wind energy project. In addition, the Company may be subject to legal proceedings or claims contesting the construction or operation of its renewable energy projects. In defending itself in these proceedings, the Company may incur significant expenses in legal fees and other related expenses regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, settlement of claims could adversely affect the Company's financial condition and results of operations. Other than described above, as of June 30, 2025, the Company is not aware of any legal proceedings that might have a significant adverse impact on the Company.
Letters of Credit
The Company is required to provide security under the terms of several of its PPAs, permits, lease agreements, and other project documents as well as many of its loan agreements. As of June 30, 2025, the Company has provided the requisite security for these agreements in the form of standby letters of credit in the aggregate amount of $225.2 million. As of June 30, 2025, no amounts have been drawn under these letters of credit.
Pledge of Collateral and Unsecured Guarantee of Loans to Subsidiaries
Pursuant to various project loan agreements between the Company's subsidiaries and various lenders, the Company has pledged solar and wind operating assets as well as the membership interests in various subsidiaries as collateral for the term loans with maturity dates ranging from September 2025 through March 2030.
Investment in To-Be-Constructed Assets and Membership Interest Purchase Commitments
Pursuant to various engineering, procurement and construction contracts and membership interest purchase agreements to which certain of the Company's subsidiaries are individually a party, the subsidiaries, and indirectly the Company, have committed an amount of approximately $0.5 billion to complete construction of the facilities and the closing of the purchase of membership interests pursuant to all conditions being met under such agreements. In addition, certain procurement contracts contain penalties which require the Company to pay a fixed penalty per watt for any shortfalls in equipment orders placed relative to the minimum order amount. Based upon current construction and closing schedules, the expectation is that these commitments will be fulfilled between 2025 and 2028. The Company plans to use debt and tax equity financing as well as cash on hand to fund such commitments.

Power Purchase Agreements
The Company has long-term PPAs with its offtake customers. Under certain PPAs, the Company is required to deliver agreed-upon quantities based on the agreements for successive periods, typically between one- to five-year rolling periods, over the terms of the PPAs. As of June 30, 2025, the Company was in compliance with all agreed-upon delivery quantities.
Renewable Energy Credit Commitments
The Company's commitments to third parties under REC sales contracts for each of the next five years and thereafter are as follows:

(in thousands)
Period ended June 30,	Number of RECs
2025-2026	68
2026-2027	45
2027-2028	45
2028-2029	45
2029-2030	44
Thereafter	184
Total	431
Pledge of Parent Company Guarantees
Pursuant to various tax equity structures, which are governed by various agreements to which certain of the Company’s subsidiaries are individually a party, the Company has provided unsecured guarantees to support the commitments and obligations of these underlying tax equity agreements in the maximum amount of $1.0 billion as of June 30, 2025. These guarantees are effective from September 15, 2029 to September 15, 2033. As of June 30, 2025, the Company is not aware of any events that could trigger a material obligation under these guarantees.
During the second quarter of 2025, the Company entered into a TCPA related to various solar projects in which the Company has provided an unsecured guarantee for any indemnification obligation, which covers potential losses due to breaches of representations or covenants or disallowance or recapture of the transferred ITCs. The indemnity is capped at 120% of the face value of the transferred ITCs and is subject to a priority from recovery, first from a tax credit insurance policy, and then from the Class B Member. The Company’s guarantee remains in effect until the third quarter of 2033. As of June 30, 2025, the maximum amount of this guarantee is $17.6 million. The Company is not aware of any events that could trigger the Company’s obligation under this guarantee.
Leases
Maturities of the Company’s lease liabilities for each of the next five years and thereafter are as follows:

(in thousands)
Period ended June 30,	Operating Leases	Finance Leases
2025-2026	$13,109	$18
2026-2027	13,210	12
2027-2028	13,293	—
2028-2029	13,417	—
2029-2030	13,501	—
Thereafter	435,054	—
Total lease payments	501,584	30
Less: Imputed interest	(311,544)	(1)
Present value of lease liabilities	$190,040	$29
Refer to Note 2. Significant Accounting Policies Note 5. Variable Interest Entities, Note 12. Income Taxes and Note 14. Related Parties for an additional discussion of the Company’s commitments and contingencies.

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
Transition Services Agreement
In connection with the Acquisition, Group LLC and certain other parties (together, the “Service Recipients”) entered into a transition services agreement with Greenbacker Administration (the “Transition Services Agreement”). In November 2023, Group LLC and the Service Recipients entered into an amended transition services agreement (the “Amended Transition Services Agreement”), pursuant to which Greenbacker Administration is providing certain financial and corporate recordkeeping services to the Service Recipients until the earlier of: (i) December 31, 2025; (ii) such time as the parties terminate the services arrangement; or (iii) one month after such Service Recipient has been liquidated and dissolved. The Service Recipients are required to pay a fee of $200 per hour per person performing the services it receives under both the Transition Services Agreement and Amended Transition Services Agreement. The impact of the Transition Services Agreement and Amended Transition Services Agreement on the Consolidated Financial Statements for the three and six months ended June 30, 2025 and 2024 was not material.
Registration Rights Agreement
In connection with the Acquisition, the Company and GREC entered into a customary registration rights agreement, pursuant to which GREC has agreed to use commercially reasonable efforts to prepare and file with the SEC not later than 12 months from the beginning of the first full calendar month following completion of an initial public offering by GREC a shelf registration statement relating to the resale of shares of common stock of GREC that may in the future be held by Group LLC, the LPU Holder, and/or their respective members to the extent their shares of the Company are repurchased, redeemed, exchanged, or converted into shares of common stock of GREC. GREC has agreed to pay customary registration expenses and to provide customary indemnification in connection with the foregoing registration rights.
Executive Protection Plan
In connection with the closing of the Acquisition, each of Mr. Charles Wheeler and Mr. David Sher terminated their employment agreements with Group LLC, and such employment agreement was superseded by offer letters from GREC and participation in the GREC Executive Protection Plan (“EPP”).
Beginning April 1, 2025, Mr. Charles Wheeler is no longer participating in the EPP as the Company announced on March 31, 2025 that effective April 1, 2025, Mr. Wheeler resigned as Chief Executive Officer (“CEO”) of the Company, Chairman of the Company’s Board, and as a member of the Board’s nominating and governance committee. At the time of Mr. Wheeler’s resignation, the Company and Mr. Wheeler entered into a transition agreement setting forth the terms of his separation of service with the Company, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2025. In addition, the Board appointed the Company’s Managing Director and Head of Infrastructure, Daniel De Boer, as the Company’s interim CEO (the “Interim CEO”), effective April 1, 2025.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
GROZ:
Management fees	$73	$73	$145	$145
GDEV I:
Management fees	495	594	956	1,171
GDEV II:
Management fees	696	741	1,337	1,158
GREC II:
Management fees	1,148	1,515	2,312	2,836
Performance participation fee	—	1,088	—	1,088
Administrative fees	$21	$1,300	$973	$2,602

Management fees, Performance participation fees, and Administrative fees are included in Investment Management revenue on the Consolidated Statements of Operations.
The following table presents investment management receivable as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
GROZ:
Management fees receivable	$48	$145
GDEV I:
Management fees receivable	(4)	(4)
GDEV II:
Management fees receivable	—	—
GREC II:
Management fees receivable	3,796	1,484
Performance participation fee receivable	—	853
Administrative fee receivable(1)	$2,482	$5,320
(1)Includes amounts owed from GREC II of $1.0 million and $3.1 million related to administrative fees and $1.4 million and $2.2 million related to capitalized labor costs pursuant to the Administration Agreement (as defined in GREC II discussion below) as of June 30, 2025 and December 31, 2024, respectively.
Management fees, Performance participation fees, and Administrative fees owed to the Company are included in Accounts receivable, net on the Consolidated Balance Sheets.
GROZ
Base management fees under GCM’s advisory fee agreement with GROZ are calculated at a monthly rate of 0.125% (1.50% annually) of the average gross invested capital of GROZ.
The Company is also eligible to receive certain performance-based incentive fee distributions from GROZ, including upon liquidation of GROZ, subject to certain distribution thresholds as defined in the amended and restated limited liability company operating agreement of GROZ. The Company did not recognize any revenue related to GROZ incentive fee distributions for the six months ended June 30, 2025 and 2024.

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
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV I, including upon liquidation of GDEV I, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV I. The Company did not recognize any revenue related to GDEV I incentive fee distributions for the three and six months ended June 30, 2025 and 2024.
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
The Company is also eligible to receive certain performance-based incentive fee distributions from GDEV II, including upon liquidation of GDEV II, subject to certain distribution thresholds as defined in the amended and restated limited liability partnership agreements of GDEV II. The Company did not recognize any revenue related to GDEV II incentive fee distributions for the three and six months ended June 30, 2025 and 2024.
GREC II
On January 1, 2025, GCM entered into an amended and restated Advisory Agreement with GREC II to decrease the base management fees by 0.25% for all share classes. Effective January 1, 2025, the base management fees under GCM's advisory fee agreement with GREC II are calculated at a monthly rate of 1.00% annually of the aggregate NAV of the net assets attributable to Class F shares of GREC II plus an annual percentage of the aggregate NAV of the net assets attributable to Class I, Class D, Class T, and Class S shares in accordance with the following schedule as of June 30, 2025:

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
On January 1, 2025, the Company entered into an amended and restated administration agreement with GREC II. Under this agreement, GREC II reimburses Greenbacker Administration for its allocable portion of costs and expenses incurred in providing technical, financial, legal, accounting, tax, and operational asset management services, including those incurred by any sub-administrators. These reimbursable costs, together with any administrative expenses incurred directly by GREC II, are subject to an annual cap equal to 0.50% of GREC II’s total paid-in capital, as defined in the agreement. The Company also earns administrative fee revenue for certain capitalizable costs incurred by Greenbacker Administration on behalf of GREC II.
In the second quarter of 2024, the Company entered into a MIPSA to sell its membership interest in Illinois Winds LLC to GREC II, an affiliate of the Company. Refer to Note 5. Variable Interest Entities for additional information.

In June 2025, a subsidiary of the Company paid a property insurance premium of $0.8 million on behalf of a subsidiary of GREC II. As of June 30, 2025, the Company recognized a receivable of $0.8 million from GREC II for the reimbursement of this payment. This amount is included in Other current assets on the Consolidated Balance Sheets. The receivable was fully repaid by GREC II in the third quarter of 2025.

Note 15. Noncontrolling Interests and Redeemable Noncontrolling Interests
NCI represents the portion of net assets in consolidated subsidiaries that is not attributable, directly or indirectly, to the Company. For accounting purposes, the holders of NCI of consolidated subsidiaries of the Company include Tax Equity Investors under the tax equity financing facilities as well as the NCI in GDEV GP, GDEV GP II, and GDEV Management Holdings LLC, which are held by an independent contractor of GDEV Management Holdings LLC.
Tax Equity Investors are passive investors, usually large tax-paying financial entities such as banks, insurance companies, and utility affiliates, that use these investments to reduce future tax liabilities. Depending on the arrangement, until the Tax Equity Investors achieve their agreed-upon rate of return, they are entitled to a portion of the applicable project’s operating cash flow, as well as substantially all of the project’s ITCs, accelerated depreciation, and taxable income or loss. Typically, tax equity financing transactions are structured so that the Tax Equity Investors reach their target return between five and 10 years after the applicable project achieves commercial operation. The Company has determined that the contractual arrangements with Tax Equity Investors represent substantive profit-sharing arrangements and that income or loss should be attributed to these NCIs in each period using a balance sheet approach referred to as the HLBV method.
The following table presents the RNCI attributable to Tax Equity Investors after adjusting the carrying amount to the redemption value and nonredeemable NCI attributable to Tax Equity Investors as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Redeemable NCI attributable to Tax Equity Investors	$1,777	$1,851
NCI attributable to Tax Equity Investors	$70,462	$115,186
The following table presents the Net loss attributable to NCI for Tax Equity Investors for the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss) attributable to NCI	$(2,801)	$(11,140)	$(27,887)	$(36,803)
The following table presents the contributions from Tax Equity Investors and distributions to Tax Equity Investors for the periods indicated below:

	Six months ended June 30,
	2025	2024
Contributions from Tax Equity Investors	$12,361	$13,312
Less: Syndication costs	201	1,308
Contributions from Tax Equity Investors, net	$12,160	$12,004

Distributions to Tax Equity Investors	$22,206	$9,068
Less: Distributions paid in the current period	23,539	4,953
Change in distributions payable to noncontrolling interest	$(1,333)	$4,115
The Company allocates income and loss to the NCI in GDEV GP based on the contractual allocations within the GDEV GP operating agreement. As of June 30, 2025 and December 31, 2024, the NCI attributable to GDEV GP was $0.8 million and not material, respectively. Net income (loss) attributable to noncontrolling interests at GDEV GP for the three and six months ended June 30, 2025 and 2024 was not material.
The Company allocates income and loss to the NCI in GDEV GP II based on the contractual allocations within the GDEV GP II operating agreement. As of June 30, 2025 and December 31, 2024, the NCI attributable to GDEV GP II was not material. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the three and six months ended June 30, 2025 was $0.6 million. Net income (loss) attributable to noncontrolling interests at GDEV GP II for the three and six months ended June 30, 2024 was not material.

The Company allocates income and loss to the NCI in GDEV Management Holdings LLC based on the contractual allocations within the GDEV Management Holdings LLC operating agreement. As of June 30, 2025 and December 31, 2024, the NCI in GDEV Management Holdings LLC was $1.8 million and nil, respectively. The Company had immaterial and no net income (loss) attributable to NCI at GDEV Management Holdings LLC for the three and six months ended June 30, 2025 and 2024, respectively.
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
As of June 30, 2025 and December 31, 2024, NCI attributable to other noncontrolling interest was $0.2 million and $0.2 million, respectively.

Note 16. Equity
General
Pursuant to the terms of the Fifth Operating Agreement, the Company may issue up to 400.0 million shares, 350.0 million of which shares are currently designated as Class A, C, I, P-A, P-D, P-S, P-T, P-I shares, and Earnout Shares (collectively, common shares), and 50.0 million of which shares are designated as preferred shares. Except as described below, each class of common shares has the same voting rights and rights to participate in distributions payable by the Company.
In connection with the Acquisition, the Company issued 13.1 million newly designated Earnout Shares to Group LLC pursuant to a certificate of share designation of Class EO common shares of the Company (the “Certificate of Designation”). The Certificate of Designation was subsequently amended and restated in February 2024 (the “Amended and Restated Certificate of Designation”). The Amended and Restated Certificate of Designation amended the provision providing for the allocation of net capital gains realized in connection with the actual or hypothetical sale of all or substantially all of the assets of the Company. Earnout Shares are divided into three separate series, designated as “Tranche 1 Earnout Shares,” “Tranche 2 Earnout Shares,” and “Tranche 3 Earnout Shares,” and are comprised of 4.4 million Tranche 1 Earnout Shares, 4.4 million Tranche 2 Earnout Shares, and 4.4 million Tranche 3 Earnout Shares. Each separate series of Earnout Shares initially do not have the right to participate in any distributions paid by the Company. However, upon the achievement of separate benchmark targets applicable to each series in accordance with the terms of the Amended and Restated Certificate of Designation, or upon the occurrence of certain liquidity events, each series of Earnout Shares can become Participating Earnout Shares and become entitled to priority allocations of profits and increases in value from the Company, and will: (i) have equivalent economic and other rights as the Class P-I shares of the Company, (ii) vote together as a single class with the Class P-I shares on all matters submitted to holders of Class P-I shares generally, (iii) not have separate voting rights on any matters (other than amendments to the terms of the Participating Earnout Shares that affect such Participating Earnout Shares adversely and in a manner that is different from the terms of the Class P-I shares), and (iv) have the right to participate in all distributions payable by the Company, as if they were, and on a pari passu basis with, the Class P-I shares for all purposes set forth in the Fifth Operating Agreement. Prior to the satisfaction of these targets as per the terms and conditions of the Amended and Restated Certificate of Designation, Earnout Shares are not entitled to (x) vote with other shares on matters submitted to the holders of shares generally or (y) receive any distributions made to any other holders of shares (and are not entitled to any accrual of distributions prior to achieving the targets described in the Amended and Restated Certificate of Designation). As of June 30, 2025, certain Earnout Shares have earned participating status as discussed in Earnout Shares below.
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
The Fifth Operating Agreement authorizes the Company’s Board of Directors, without approval of any of the members, to increase the number of shares the Company is authorized to issue and to classify and reclassify any authorized but unissued class or series of shares into any other class or series of shares having such designations, preferences, rights, powers, and duties as may be specified by the Company's Board of Directors. The Fifth Operating Agreement also authorizes the Company's Board of Directors, without approval of any of the members, to issue additional shares of any class or series for the consideration and on the terms and conditions established by the Company's Board of Directors. In addition, the Company may issue additional limited liability company interests that have designations, preferences, rights, powers, and duties that are different from, and may be senior to, those applicable to the common shares.
Share Repurchase Program
Pursuant to the share repurchase program (“SRP”), the Company may conduct quarterly share repurchases to allow members to sell all or a portion of their shares of any class back to the Company at a price equal to the current monthly share value (“MSV”) for that class of shares. The SRP includes numerous restrictions that limit a shareholder’s ability to sell shares. At the sole discretion of the Board of Directors, the Company may use cash on hand (including the proceeds from the issuance of new shares), cash available from borrowings or other external financing sources, and cash from liquidation of investments to repurchase shares.
A shareholder’s right to repurchase is subject to the availability of funds and the other provisions of the SRP. Additionally, a shareholder must hold his or her shares for a minimum of one year before he or she can participate in the SRP, subject to any of the following special circumstances: (i) the written request of the estate, heir or beneficiary, or a deceased shareholder; (ii) a qualifying disability of the shareholder for a non-temporary period of time provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder; (iii) a determination of incompetence of the shareholder by a state or federal court located in the U.S.; or (iv) as determined by the Board of Directors, in its discretion, to be in the interests of the Company. If a member has made more than one purchase of shares, the one-year holding period is calculated separately with respect to each purchase.

The quarterly share repurchases limits for the SRP are set forth below:

Quarter Ending	Share Repurchase Limit(s)
September 30, 2021, and each quarter thereafter	During any 12-month period, 20.00% of the weighted average number of outstanding shares
During any fiscal quarter, 5.00% of the weighted average number of shares outstanding in the prior four fiscal quarters
On September 23, 2023, the Board of Directors approved the suspension of the SRP effective immediately, except for repurchase requests made in connection with the death, qualifying disability, or determination of incompetence of a shareholder. The Board of Directors may modify, suspend, or terminate the SRP if it deems such action to be in the best interest of the Company and its shareholders or in response to regulatory changes or changes in law. As a result of the suspension of the SRP, the Company will not accept or otherwise process any additional repurchase requests (except as noted above) until such time, if any, as the Board of Directors affirmatively authorizes the recommencement of the SRP. However, the Company can make no assurances as to whether this will happen or the timing or terms of any recommencement.
The Company received an order for the SRP from the SEC under Rule 102(a) of Regulation M under the Exchange Act. In addition, the SRP is substantially similar to repurchase programs for which the SEC has stated it will not recommend enforcement action under Rule 13e-4 and Regulation 14E under the Exchange Act.
Distribution Reinvestment Plan
Pursuant to the distribution reinvestment plan (“DRP”), the Company’s shareholders for all classes could elect to purchase additional shares with distributions from the Company rather than receiving the cash distributions. As of January 17, 2024, the Company ceased offering the shares under the previously effective registration statement, and pursuant to the Company’s new registration statement on Form S-3 (File No. 333-276532), offered up to $20.0 million in Class A, C, and I shares to its existing Class A, C, and I shareholders pursuant to the Third Amended and Restated DRP. No dealer manager fees, selling commissions, or other sales charges were paid with respect to shares issued pursuant to the DRP except for Class C, P-S, and P-T shares. At its discretion, the Board of Directors may amend, suspend, or terminate the DRP as well as modify or waive the terms of the DRP with respect to certain or all shareholders, in its discretion, to be in the best interests of the Company. A participant may terminate the election to participate in the DRP by written notice to the plan administrator received by the plan administrator at least 10 days prior to the distribution payment date.
The Company suspended the payment of shareholder distributions in 2024 effective right after the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP. As a result of the suspension of shareholder distributions and the DRP, shareholders will not be able to purchase additional shares through the DRP until such time as the Board of Directors affirmatively authorizes the recommencement of the shareholder distributions and the DRP. However, the Company can make no such assurances as to whether this will happen or the timing or terms of any recommencement.
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
Since none of the events that would trigger the Liquidation Performance Participation Distribution was considered probable to occur, no liability was recognized related to the LPU as of June 30, 2025 and December 31, 2024.
Additionally, certain employees of the Company received profits interest units from the LPU Holder in exchange for employment services. Since the LPU Holder does not have any other operations or assets, the distribution an employee grantee shall receive from these profits interest units is the equivalent of the Liquidation Performance Participation Distribution the Company shall make to the LPU Holder. The Company has determined that the profits interest units do not represent a substantive class of the Company’s equity and therefore accounts for the potential distribution to employees as a payable in accordance with ASC Topic 710, Compensation—General. Since none of the events that would trigger the distribution was considered probable to occur, no liability was recognized as of June 30, 2025 and December 31, 2024, and no compensation expense was recognized for the six months ended June 30, 2025 and 2024.
Earnout Shares
On May 19, 2022, the Company completed a management internalization transaction (“the Acquisition”) pursuant to which it acquired substantially all of the business and assets including intellectual property and personnel of its external advisor, GCM, Greenbacker Administration, and GDEV GP (collectively, the “Acquired Entities”). The Acquisition was implemented under the terms of the Contribution Agreement, dated as of May 19, 2022, by and between the Company and GCM's former parent, Group LLC, a subsequent contribution agreement between the Company and GREC pursuant to which all the acquired businesses and assets were immediately contributed by the Company to GREC, and certain related agreements.
In connection with the Acquisition, Group LLC received consideration of 24.4 million Class P-I common shares, par value $0.001 per share (the “Class P-I shares”), and 13.1 million of a newly created class of common shares of the Company designated as the Earnout Shares, par value $0.001 per share.
The Earnout Shares included in purchase consideration are classified as contingent consideration liabilities and are subject to recurring fair value measurements until they reach the status of Participating Earnout Shares. As of June 30, 2025 and December 31, 2024, the fair value of the Earnout Shares that had not yet achieved the status of Participating Earnout Shares was nil and $0.3 million, respectively. The fair value of the contingent consideration related to Participating Earnout Shares was reclassified from Other noncurrent liabilities to Common shares, par value, and Additional paid-in capital, as well as Redeemable common shares, par value and Redeemable common shares, additional paid-in capital on the Consolidated Balance Sheets. The change in fair value of the contingent consideration was included in Change in fair value of contingent consideration on the Consolidated Statements of Operations.

Common Shares Rollforward
As of June 30, 2025, none of the Company’s preferred shares were issued and outstanding.
The following table is a summary of the shares issued, participating and repurchased during the period and outstanding as of June 30, 2025:

(in thousands)	Class A	Class C	Class I	Class P-A	Class P-I	Class P-D	Class P-S	Class P-T	Class EO	Total
Shares outstanding as of December 31, 2024	15,879	2,720	6,566	860	124,346	193	44,514	252	3,996	199,326
Shares repurchased during the period	(28)	(8)	(8)	—	(73)	—	(22)	—	—	(139)
Shares transferred during the period	—	—	—	—	24	—	(24)	—	—	—
Other capital activity	—	—	—	—	(11)	—	—	—	—	(11)
Shares outstanding as of March 31, 2025	15,851	2,712	6,558	860	124,286	193	44,468	252	3,996	199,176
Shares repurchased during the period	(53)	—	(2)	—	—	—	—	—	—	(55)
Other capital activity	—	—	—	—	8	—	—	—	—	8
Shares outstanding as of June 30, 2025	15,798	2,712	6,556	860	124,294	193	44,468	252	3,996	199,129
Distributions
On the last business day of each month, with the authorization of its Board of Directors, the Company may declare distributions on outstanding Class A, C, I, P-A, P-I, P-D, P-T, P-S shares, and Earnout Shares. Distributions are calculated based on shareholders of record for each day in amounts equal to that exhibited in the table below based upon distribution period and class of share.
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
All distributions paid for the six months ended June 30, 2024 were reported as a return of capital to members for tax reporting purposes.

Note 17. Share-based Compensation
In May 2023, the Company’s Board of Directors adopted the 2023 Equity Incentive Plan, which authorized an aggregate of 5% of the common shares that are issued and outstanding as Class P-I shares for issuance to employees and non-employee directors. The maximum number of common shares authorized is automatically increased by 1% on each anniversary of the effective date of the 2023 Equity Incentive Plan, until the total aggregate amount of issuable shares is 10% of the common shares issued and outstanding. The 2023 Equity Incentive Plan allows for the issuance of certain share awards. The Company’s Board of Directors determines the period over which share-based awards become exercisable, and awards generally vest over a one- to four-year period. As of June 30, 2025, there were 9.7 million shares available for future grants under the 2023 Equity Incentive Plan.
Share-based compensation expense is recognized within Direct operating costs and General and administrative expense on the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur. The following table summarizes share-based compensation expense recognized during the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Restricted stock units	$1,314	$2,476	$2,756	$4,611
Cash-settled restricted stock units	8	5	(64)	19
Performance restricted stock units	(242)	491	13	846
Director's fees	38	48	84	96
GDEV incentive fees(1)	(467)	127	(871)	294
GDEV II incentive fees(1)	(215)	1,884	232	1,884
GDEV II special profits interest	15	24	20	24
GDEV Management Holdings LLC member interests	82	—	1,832	—
EO Awards(2)	—	1,844	—	3,931
Total	$533	$6,899	$4,002	$11,705
(1)The GDEV I and GDEV II incentive units are carried interest awards that were issued by GDEV GP and GDEV GP II to certain employees and non-employee service providers of GCM and GDEV Management Holdings LLC that provide services to GDEV GP and GDEV GP II.
(2)The Earnout Shares were granted in connection with the Acquisition.
Restricted Share Units
The Company grants service-based restricted share units to employees and non-employee directors under the 2023 Equity Incentive Plan. Compensation expense for these service-based restricted share units is based on the MSV of the Company’s Class P-I shares on the business day prior to grant and is recognized ratably over the service period. Unrecognized compensation expense related to restricted share units as of June 30, 2025 was $7.8 million, which the Company expects to recognize over a weighted average period of1.32 years.
The following table provides a summary of the restricted share unit activity during the six months ended June 30, 2025:

(in thousands, except per share data)	Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2024	2,099	$7.68
Vested	(406)	$7.61
Forfeited	(274)	$7.75
Unvested balance as of June 30, 2025	1,419	$7.69
Cash-Settled Restricted Share Units
As discussed in Note 14. Related Parties, in September 2023, 0.1 million previously issued restricted share units were forfeited and the Company simultaneously awarded 0.1 million new cash-settled restricted share units to a former employee of the Company. Of these cash-settled restricted share units, 67% vested on February 17, 2024 and were settled shortly thereafter, and 33% vested on February 17, 2025 and were settled in April 2025. The awards were considered to be fully vested on the grant date under ASC 718 because the restrictive covenant did not create a substantive service condition. The fair value of these cash-settled restricted share units was $0.7 million on the grant date. The cash-settled restricted share units were measured at fair value each quarter until settled. There are no unvested cash-settled restricted share units as of June 30, 2025.

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
The following table summarizes the assumptions and related information used to determine the grant-date fair value of performance restricted share units awarded for the July 2024 performance restricted share unit grant:

Inputs	Performance Restricted Share Units
Weighted average grant-date fair value per Class P-I share	$7.97
Performance period (in years)	3.0
Expected share volatility	25.1%
Dividend yield	—%
Daily distribution rate	$—
Risk-free interest rate	4.3%
The following table provides a summary of performance restricted share unit activity during the six months ended June 30, 2025:

(in thousands, except per share data)	Performance Restricted Share Units	Weighted Average Fair Value
Unvested balance as of December 31, 2024	2,785	$4.08
Forfeited	(910)	$4.18
Unvested balance as of June 30, 2025	1,875	$4.04
EO Awards
During the year ended December 31, 2024, the Company determined that the performance conditions underlying the EO Awards were improbable of being achieved and that the EO Awards were therefore improbable of vesting and, accordingly, recognized a cumulative reduction in compensation expense of $3.4 million. During the three and six months ended June 30, 2025, 167.8 thousand and 313.2 thousand, respectively, of EO Awards were forfeited.

GDEV I and GDEV II Incentive Units
The GDEV I and GDEV II incentive units are carried interest awards issued by GDEV GP and GDEV GP II to certain employees and nonemployee service providers of GCM and GDEV Management Holdings LLC that provide services to GDEV GP and GDEV GP II. The Company accounts for the carried interest awards issued to employees in accordance with ASC 710. Holders of carried interest awards receive distributions based on carried interest received by GDEV GP and GDEV GP II from GDEV I and GDEV II once the management fee shortfall has been reduced to zero. Vesting among employees is based on the continued service of the participants. The carried interest awards issued to employees are liability-classified, and compensation expense for the carried interest awards is based on the change in the fair value of the carried interests and the vesting schedule. The compensation expense recognized on the carried interest awards is included in General and administrative expenses in the Consolidated Statements of Operations.
GDEV Management Holdings LLC Membership Interests and Options
On January 1, 2025, an independent contractor of GDEV Management Holdings LLC received 25% of the membership interests in GDEV Management Holdings LLC in exchange for a small amount of cash and future services. The Company accounts for the membership interests issued in exchange for future services as nonemployee equity-classified share-based compensation under ASC 718. 50% of the membership interests were fully vested on the issuance date, 25% will vest on January 1, 2028, and the remaining 25% will vest on October 9, 2030. The Company recorded $0.1 million and $1.8 million, respectively, of related share-based compensation expense for the three and six months ended June 30, 2025. The independent contractor has the option to acquire additional 15% membership interests in GDEV Management Holdings LLC at a fixed price from GCM if certain thresholds are met prior to October 9, 2030. The Company accounts for these options also as non-employee equity-classified share-based compensation awards under ASC 718. The grant-date fair value of the awards was immaterial, and therefore, no such expense was recorded for the six months ended June 30, 2025.

Note 18. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Basic and diluted:
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(33,668)	$(10,826)	$(49,254)	$(19,305)

Weighted average common shares outstanding used in computing net loss per share—basic	199,192	199,474	199,262	199,165
Weighted average common shares outstanding used in computing net loss per share—diluted	199,192	199,474	199,262	199,165

Net income (loss) per share—basic	$(0.17)	$(0.05)	$(0.25)	$(0.10)
Net income (loss) per share—diluted	$(0.17)	$(0.05)	$(0.25)	$(0.10)
Securities that could potentially be dilutive are excluded from the computation of diluted loss per share when a loss from continuing operations exists because their inclusion would result in an anti-dilutive effect on per share amounts. The effect of 3.3 million shares related to the Company’s share-based compensation awards for the three and six months ended June 30, 2025 were excluded from the calculation of diluted earnings per share as the effect of such shares would have been anti-dilutive. The effect of 2.8 million shares related to the Company’s share-based compensation awards for the three and six months ended June 30, 2024 were excluded from the calculation of diluted earnings per share as the effect of such shares would have been anti-dilutive.

Note 19. Segment Reporting
We operate in two reportable operating segments: IPP and IM, and publicly report our financial results on these two segments. The Company determines the operating segments and reports segment information in accordance with how the Company’s CODM allocates resources and assesses performance. The Company’s CODM is its Interim CEO. The Company’s operating segments are aggregated into two reportable operating segments as described below:
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
The following table presents the Company’s revenue by reportable operating segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Energy revenue	$50,100	$50,306	$94,080	$94,875
Other revenue	1,290	2,027	1,591	2,695
Contract amortization, net	$(3,067)	$(3,460)	(146)	(6,075)
Total IPP revenue	$48,323	$48,873	$95,525	$91,495

Investment Management revenue	$2,286	$5,577	$5,546	$9,508
Total net revenue	$50,609	$54,450	$101,071	$101,003

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
The Company's CODM evaluates the financial performance of each segment using operating income (loss), which excludes: (i) unallocated corporate expenses; (ii) interest expense; (iii) income taxes; (iv) amounts attributable to our redeemable and nonredeemable noncontrolling interests; (v) unrealized gains and losses on financial instruments; and (vi) other income (loss). Additionally, the Company does not allocate the change in fair value of contingent consideration and certain share-based compensation expense to its reportable operating segments.
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
Information on segments and reconciliations to consolidated revenues, consolidated operating expenses, consolidated operating income, consolidated loss before income taxes and consolidated depreciation and amortization for the periods indicated below were as follows:

	Three months ended June 30,
(in thousands)	2025
	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$48,323	$2,286	$—	$50,609

Operating expenses
Direct operating costs(1) (2)	$22,077	$2,677	$—	$24,754
General and administrative(3)	3,700	1,189	5,453	10,342
Change in fair value of contingent consideration	—	—	(300)	(300)
Depreciation, amortization and accretion	19,233	(354)	—	18,879
(Gain) loss on asset disposition	13,801	—	—	13,801
(Gain) loss on deconsolidation, net	—	—	—	—
Impairment of goodwill	—	—	—	—
Impairment of long-lived assets, net and project termination costs	4,980	—	—	4,980
Total segment operating expense	$63,791	$3,512	$5,153	$72,456
Total segment operating income (loss)	$(15,468)	$(1,226)	$(5,153)	$(21,847)

Interest income (expense), net				$(25,900)
Change in fair value of investments, net				(652)
Gain (loss) on liability extinguishment				15,417
Other income (expense), net				646

Income (loss) before income taxes				$(32,336)

	Three months ended June 30,
(in thousands)	2024
	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$48,873	$5,577	$—	$54,450

Operating expenses
Direct operating costs(1) (2)	$20,346	$3,717	$—	$24,063
General and administrative(3)	4,251	3,065	15,114	22,430
Change in fair value of contingent consideration	—	—	433	433
Depreciation, amortization and accretion	18,060	2,391	—	20,451
(Gain) loss on asset disposition	—	—	—	—
(Gain) loss on deconsolidation, net	(5,722)	—	—	(5,722)
Impairment of long-lived assets, net and project termination costs	2	—	—	2
Total segment operating expense	$36,937	$9,173	$15,547	$61,657
Total segment operating income (loss)	$11,936	$(3,596)	$(15,547)	$(7,207)

Interest income (expense), net				$(9,774)
Change in fair value of investments, net				(1,600)
Other income (expense), net				(127)

Income (loss) before income taxes				$(18,708)

	Six months ended June 30,
(in thousands)	2025
	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$95,525	$5,546	$—	$101,071

Operating expenses
Direct operating costs(1) (2)	$40,711	$7,941	$—	$48,652
General and administrative(3)	6,984	2,491	17,913	27,388
Change in fair value of contingent consideration	—	—	(300)	(300)
Depreciation, amortization and accretion	38,449	2,058	—	40,507
(Gain) loss on asset disposition	13,814	—	—	13,814
Impairment of long-lived assets, net and project termination costs	18,645	—	—	18,645
Total segment operating expense	$118,603	$12,490	$17,613	$148,706
Total segment operating income (loss)	$(23,078)	$(6,944)	$(17,613)	$(47,635)

Interest income (expense), net				$(62,466)
Change in fair value of investments, net				338
Income (loss) from sale-leaseback transfer of tax benefits				10,188
Gain (loss) on liability extinguishment				15,417
Other income (expense), net				794

Income (loss) before income taxes				$(83,364)

	Six months ended June 30,
(in thousands)	2024
	Independent Power Producer	Investment Management	All Other	Consolidated
Total segment net revenue	$91,495	$9,508	$—	$101,003

Operating expenses
Direct operating costs(1) (2)	$43,123	$7,930	$—	$51,053
General and administrative(3)	9,282	4,370	27,633	41,285
Change in fair value of contingent consideration	—	—	926	926
Depreciation, amortization and accretion	36,156	4,780	—	40,936
(Gain) loss on asset disposition	—	—	—	—
(Gain) loss on deconsolidation, net	(5,722)	—	—	(5,722)
Impairment of long-lived assets, net and project termination costs	6,330	—	—	6,330
Total segment operating expense	$89,169	$17,080	$28,559	$134,808
Total segment operating income (loss)	$2,326	$(7,572)	$(28,559)	$(33,805)

Interest income (expense), net				$(14,024)
Change in fair value of investments, net				(2,166)
Other income (expense), net				(2)

Income (loss) before income taxes				$(49,997)
(1)Direct operating costs within the IPP segment represent the costs to operate our fleet of renewable energy projects, including operations and maintenance, site lease expense, project-level insurance and property taxes, and other costs incurred at the project level. Additionally, the Company employs a dedicated team of technical asset managers to monitor the operational performance of the projects within IPP. The salaries, benefits and professional service costs directly related to the operations of IPP are included within Direct operating costs in the tables above and on the Consolidated Statements of Operations. Direct operating costs exclude any depreciation, amortization and accretion expense.
(2)Direct operating costs within the IM segment represent the costs for the investment management services for the managed funds. This includes the costs to raise and deploy capital for such funds.
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
On July 4, 2025, the OBBBA was enacted into law, which included certain modifications to U.S. tax law, including certain provisions that affect the renewable energy tax credits. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA and an estimate of the financial impact on the Company’s financial position and/or results of operations cannot be made at this time.
On July 6, 2025, one of the Company’s solar facilities experienced a brush fire incident. The Company is currently evaluating the the damage and any potential financial impact, however, expects that any losses, including business interruption, will be substantially recovered by the facility’s property insurance coverage.
On July 7, 2025, the Compensation Committee of the Board approved the grant of (i) 1.6 million service-based restricted share units, which vest in three equal annual installments over a three-year period, and (ii) up to 1.5 million performance-based restricted share units, which are eligible to vest on March 31, 2028, subject to the achievement of specific free cash flow targets for the fiscal year ending December 31, 2027. The restricted share unit awards include provisions that may result in accelerated vesting under certain circumstances. The Company is currently evaluating the accounting impact of these awards on its consolidated financial statements.
On July 15, 2025, the Company terminated five offtake agreements with the New York State Energy Research and Development Authority (“NYSERDA”) and paid a termination penalty. The Company intends to pursue new contracting opportunities with NYSERDA for four of the associated projects. The fifth project has been discontinued, and an impairment loss was recognized in the second quarter of 2025. Refer to Note 8. Property, Plant and Equipment. The Company has not recorded the termination penalties related to the contracts as of June 30, 2025.
On July 23, 2025, the Company contributed its bankruptcy claim associated with the bankruptcy of OYA to GDEV OYA Lender LLC in exchange for a membership interest in GDEV OYA Lender LLC and received an immediate distribution of $3.0 million. Refer to Note 5. Variable Interest Entities for additional information.

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
Organizational Overview
Greenbacker Renewable Energy Company LLC (the “Company”) is a Delaware limited liability company formed in December 2012. The Company is an energy transition, renewable energy and investment management (“IM”) company that acquires, constructs and operates renewable energy and energy efficiency projects, as well as finances the construction and/or operation of these and other sustainable development projects and businesses and provides through Greenbacker Capital Management LLC (“GCM”) investment management services to funds within the sustainable infrastructure and renewable energy industry. As of June 30, 2025, the Company’s fleet comprised 337 renewable energy projects with an aggregate power production capacity of approximately 2.9 gigawatts (“GW”), which includes operating capacity of approximately 1.6 GW and pre-operational capacity of approximately 1.4 GW. As of June 30, 2025, GCM serves as the registered investment adviser of four funds in the sustainable and renewable energy industry.
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
For an organizational structure chart depicting a simplified version of our structure, see Part I — Item 1 — Business — Organizational Overview in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.
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
Current Market Environment
One Big Beautiful Bill Act of 2025
On July 4, 2025, the OBBBA was enacted, introducing material changes to clean energy tax credit programs that are significant to our business and may impact our financial condition, results of operations and future prospects. Among other changes, the OBBBA accelerates the phase-out of the Clean Electricity Investment Credit (Section 48E) and the Clean Energy Production Credit (Section 45Y) for clean electricity projects. Previously under the IRA, Section 48E and 45Y credits were available through 2032 or such later period when the U.S. power sector emitted 75% less carbon emissions than 2022 levels. Under the new provisions, these credits will no longer be available for facilities placed in service after December 31, 2027, unless construction begins on or before July 4, 2026, pursuant to a grandfathering rule. Projects that qualify under this rule must still meet continuity requirements to remain eligible.
Under the IRA, investments in certain solar projects may qualify for a bonus credit amount if the solar energy project satisfies certain “domestic content” requirements. The OBBBA also increases the domestic content threshold for the bonus credit under Section 48E such that projects commencing construction after June 16, 2025 must meet a 45% domestic cost threshold, up from 40%. In addition, the OBBBA adopted new foreign entity of concern (“FEOC”) rules designed to deny clean energy tax incentives to clean energy projects that use equipment beyond statutory guidelines from “prohibited foreign entities.” The FEOC rules also deny these incentives to taxpayers that rely beyond certain thresholds on equity or debt from prohibited foreign entities or that make payments to prohibited foreign entity counterparties under contracts or licensing agreements that give such counterparties “effective control” over an eligible project.

On July 7, 2025, the President issued Executive Order 14315, directing the Secretary of the Treasury to issue updated guidance within 45 days of the enactment of the OBBBA regarding the “beginning of construction” requirements for Section 45Y and Section 48E projects. The Executive Order also requires the Secretary of the Treasury to implement the FEOC restrictions set forth in the OBBBA. This guidance, which is expected to be released by August 18, 2025, is expected to tighten the criteria for qualifying under the grandfathering provisions and may restrict the use of existing safe harbor rules.

These legislative and regulatory developments may reduce our ability to qualify for certain tax credits, impact the economic attractiveness of our offerings, and dampen overall demand for our products. As a result, our revenue, gross margins, operations and competitive position could be adversely impacted.

General Market Risks
The Company’s business and the success of its strategies are generally affected by global and domestic economic, political and market conditions, including the local economic conditions of where its assets are located. Certain external events such as public health crises, natural disasters and geopolitical events may lead to increased financial and credit market volatility and disruptions, including inflationary pressures, changes in interest rates, supply chain issues, tariffs, labor shortages and recessionary concerns. While inflation rates moderated in 2024 and continue to moderate in 2025, we have been impacted by heightened inflationary pressures, Central banks in various countries may raise interest rates in response to concerns about inflation, which, coupled with reduced government spending, increased tariffs and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. The full impact of such external events on the financial and credit markets and consequently on the Company’s future financial conditions and results of operations is uncertain and cannot be fully predicted. The Company continues to monitor these events and will adjust its operations as necessary.
Regulatory Changes
The Company’s strategy depends in part on government policies that support renewable power generation and energy storage and enhance the economic viability of owning renewable power generation assets. Renewable power and sustainable solutions assets and businesses and the overall growth of the industries in which we operate have generally benefited from the support of state or provincial, national, supranational and international policies and incentives that promote and support investment, such as ITCs, PTCs, RPS programs and accelerated depreciation for tax purposes. However, recent legislative and regulatory developments, including the enactment of the OBBBA and related executive actions, have introduced new limitations and uncertainties regarding the availability and structure of certain clean energy tax credits..
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
U.S. Federal Incentives
Corporate Depreciation: Modified Accelerated Cost Recovery System (“MACRS”)
Under MACRS, owners of renewable energy and some energy efficiency projects can recover capital invested through accelerated depreciation, which reduces the payment of corporate tax. Bonus depreciation under Section 168(k) of the Internal Revenue Code was extended and modified by the TCJA. Businesses can deduct 60% of the cost of eligible property placed in service in 2024; the bonus depreciation percentage phases down by 20% each year until it expires after 2026.
The OBBBA accelerated tax depreciation for qualifying property acquired and placed in service after January 19, 2025. This change reverses prior limitations under the IRA and allows for 100% bonus depreciation on eligible clean energy assets. As a result, projects placed in service after this date may benefit from immediate expensing of capital costs, which could improve near-term cash flows and reduce taxable income. The Company is currently evaluating the impact of this provision on its financial position, effective tax rate, and future project economics.

Inflation Reduction Act (“IRA”)
The IRA contained a number of revisions to the Internal Revenue Code, including business tax credits and incentives for the development of clean energy projects and the production of clean energy which historically provided strong tailwinds to the renewable energy industry. However, recent legislative developments, including the enactment of the OBBBA in July 2025, have introduced material changes to these programs, including accelerated phase-outs and more stringent eligibility requirements. As a result, the long-term benefits of the IRA may be diminished.
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
Credit Risk
We expect to encounter credit risk relating to: (1) counterparties to the electricity sales agreements (including PPAs) for our projects, (2) counterparties responsible for project construction and equipment supply, (3) companies in which we may invest, and (4) any potential debt financing we or our projects may obtain. When we are able to do so, we seek to mitigate credit risk by entering into contracts with high-quality counterparties. However, it is still possible that these counterparties may be unable to fulfill their contractual obligations to us.
If counterparties to the electricity sales agreements for our projects or the companies in which we invest are unable to make payments to us when due, or at all, our financial condition and results of operations could be materially adversely affected. While we seek to mitigate construction related credit risk by entering into contracts with high-quality EPC companies with appropriate bonding and insurance capacity, if EPC companies to the construction agreements for our projects are unable to fulfill their contractual obligations to us, our financial condition and results of operation could be materially adversely affected.
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

Investment Management revenue
The IM segment and the related revenue are driven by GCM’s investment management platform. These include management fee and incentive, performance-based fee revenues from current and future third-party funds managed by GCM as well as administrative revenue from certain of its managed funds through services performed by Greenbacker Administration.
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
Operating Expenses
Direct operating costs
Direct operating costs within the IPP segment represent the costs to operate our fleet of renewable energy projects, including operations and maintenance, site lease expense, project-level insurance and property taxes, and other costs incurred at the project level. Additionally, the Company employs a dedicated team of technical asset managers to monitor the operational performance of the projects within IPP The salaries, benefits and professional service costs directly related to the operations of IPP are included within Direct operating costs on the Consolidated Statements of Operations. Direct operating costs exclude any depreciation, amortization and accretion expense.
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

Results of Operations
Three months ended June 30, 2025 and 2024
The following table presents the Company’s consolidated results of operations for the three months ended June 30, 2025 and 2024:

	For the three months ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Revenue
Energy revenue	$50,100	$50,306	$(206)	(0.4)%
Investment Management revenue	2,286	5,577	(3,291)	(59.0)%
Other revenue	1,290	2,027	(737)	(36.4)%
Contract amortization, net	(3,067)	(3,460)	393	11.4%
Total net revenue	$50,609	$54,450	$(3,841)	(7.1)%

Operating expenses
Direct operating costs	24,754	24,063	691	2.9%
General and administrative	10,342	22,430	(12,088)	(53.9)%
Change in fair value of contingent consideration	(300)	433	(733)	(169.3)%
Depreciation, amortization and accretion	18,879	20,451	(1,572)	(7.7)%
(Gain) loss on asset disposition	13,801	—	13,801	N/A
(Gain) loss on deconsolidation, net	—	(5,722)	5,722	(100.0)%
Impairment of long-lived assets, net and project termination costs	4,980	2	4,978	NM
Total operating expenses	72,456	61,657	10,799	17.5%

Operating income (loss)	(21,847)	(7,207)	(14,640)	(203.1)%

Interest income (expense), net	(25,900)	(9,774)	(16,126)	165.0%
Change in fair value of investments, net	(652)	(1,600)	948	59.3%
Gain (loss) on liability extinguishment	15,417	—	15,417	N/A
Other income (expense), net	646	(127)	773	(608.7)%

Income (loss) before income taxes	(32,336)	(18,708)	(13,628)	(72.8)%
Benefit (expense) from income taxes	(3,317)	(3,191)	(126)	3.9%
Net income (loss)	$(35,653)	$(21,899)	$(13,754)	(62.8)%
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(1,985)	(11,073)	9,088	82.1%
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(33,668)	$(10,826)	$(22,842)	(211.0)%

The following table presents the Company’s results of operations for each segment for the three months ended June 30, 2025 and 2024:

	For the three months ended June 30,
(dollars in thousands)	2025				2024
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$50,100	$—	$—	$50,100	$50,306	$—	$—	$50,306
Investment Management revenue	—	2,286	—	2,286	—	5,577	—	5,577
Other revenue	1,290	—	—	1,290	2,027	—	—	2,027
Operating revenue	$51,390	$2,286	$—	$53,676	$52,333	$5,577	$—	$57,910
Contract amortization, net	(3,067)	—	—	(3,067)	(3,460)	—	—	(3,460)
Total net revenue	$48,323	$2,286	$—	$50,609	$48,873	$5,577	$—	$54,450

Operating expenses
Direct operating costs	$22,077	$2,677	$—	$24,754	$20,346	$3,717	$—	$24,063
General and administrative	3,700	1,189	5,453	10,342	4,251	3,065	15,114	22,430
Change in fair value of contingent consideration	—	—	(300)	(300)	—	—	433	433
Depreciation, amortization and accretion	19,233	(354)	—	18,879	18,060	2,391	—	20,451
(Gain) loss on asset disposition	13,801	—	—	13,801	—	—	—	—
(Gain) loss on deconsolidation, net	—	—	—	—	(5,722)	—	—	(5,722)
Impairment of long-lived assets, net and project termination costs	4,980	—	—	4,980	2	—	—	2
Total operating expenses	$63,791	$3,512	$5,153	$72,456	$36,937	$9,173	$15,547	$61,657

Operating income (loss)	$(15,468)	$(1,226)	$(5,153)	$(21,847)	$11,936	$(3,596)	$(15,547)	$(7,207)
Operating income (loss) margin(1)	(32)%	(54)%	N/A	(43)%	24%	(64)%	N/A	(13)%

Segment adjusted EBITDA(2)	$26,090	$(1,369)	$(3,150)	$21,571	$27,794	$860	$(6,602)	$22,052
Segment adjusted EBITDA margin(3)	51%	(60)%	N/A	40%	53%	15%	N/A	38%
(1)Operating income (loss) margin is calculated by dividing operating income (loss) by total net revenue.
(2)See later in this Item 2 for a reconciliation of total Segment Adjusted EBITDA to Net income (loss). See also Part I — Item 1 – Note 19. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for more information regarding our segment determination.
(3)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Operating revenue.

Reconciliation of Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	For the three months ended June 30,
(in thousands)	2025	2024
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$26,090	$27,794
IM Adjusted EBITDA	(1,369)	860
Total Segment Adjusted EBITDA	$24,721	$28,654

Reconciliation:
Total Segment Adjusted EBITDA	$24,721	$28,654
Unallocated corporate expenses	(3,150)	(6,602)
Total Adjusted EBITDA	$21,571	$22,052

Less:
Share-based compensation expense	533	6,899
Change in fair value of contingent consideration	(300)	433
(Gain) loss on deconsolidation, net	—	(5,722)
(Gain) loss on asset disposition	13,801	—
Impairment of long-lived assets, net and project termination costs	4,980	2
Depreciation, amortization and accretion(1)	22,051	24,158
Non-recurring professional services and legal fees	1,086	3,480
Non-recurring salaries and personnel related expenses(2)	1,267	9
Operating income (loss)	$(21,847)	$(7,207)

Interest income (expense), net	(25,900)	(9,774)
Change in fair value of investments, net	(652)	(1,600)
Gain (loss) on liability extinguishment	15,417	—
Other income (expense), net	646	(127)
Income (loss) before income taxes	$(32,336)	$(18,708)

Benefit from (provision for) income taxes	(3,317)	(3,191)
Net income (loss)	$(35,653)	$(21,899)

Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(1,985)	(11,073)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(33,668)	$(10,826)
(1)Includes contract amortization, net in the amount of $3.1 million and $3.5 million for the three months ended June 30, 2025 and 2024, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
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

Independent Power Producer
Energy revenue
Energy revenue generated from the IPP segment was $50.1 million for the three months ended June 30, 2025, a decrease of $0.2 million, or 0.4%, compared to the same period for 2024. The slight decrease was primarily driven by a decrease in PPA revenue. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type. The Company’s operating solar fleet generated $27.3 million of Energy revenue, a decrease of $0.4 million, or 1.5%, and the Company’s operating wind fleet generated $17.2 million of Energy revenue, an increase of $0.2 million, or 1.0%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to the sale of certain projects owned by GREC Entity Holdco and another consolidated subsidiary of the Company in the second quarter of 2025. Refer to Part I — Item 1 — Note 3. Acquisitions and Divestitures for more information.
The Company’s operating solar fleet includes 276 operating assets comprising 1,176 Megawatts (“MW”) of capacity as of June 30, 2025, a decrease of 56 operating assets and 11 MW of capacity compared to the same period for 2024. Total production was 0.5 million Megawatt Hours (“MWh”) for the three months ended June 30, 2025, a decrease of 1.8 thousand MWh or 0.4% compared to the same period in 2024. The decrease in operating assets compared to the same period in 2024 was primarily due to the sale of certain projects owned by GREC Entity Holdco and another consolidated subsidiary of the Company in the second quarter of 2025, which was partially offset by additional assets being placed into operation during and subsequent to the three months ended June 30, 2024.
The Company’s operating wind fleet includes 16 operating assets comprising 393 MW of capacity as of June 30, 2025, an increase of four MW of capacity compared to the same period in 2024. Total production was 0.3 million MWh for the three months ended June 30, 2025, a decrease of 10.5 thousand MWh or 3.1% compared to the prior year period. The decrease in production was primarily attributable to less favorable wind resource conditions during the period.
The table below provides summary statistics on the IPP fleet for the three months ended June 30, 2025 and 2024:

Portfolio Metrics	June 30, 2025	June 30, 2024	Change	Change as %
Power production capacity of operating fleet at end of period (MW)	1,576.9 MW	1,597.2 MW	(20.3) MW	(1)%
Power-generating capacity of pre-operational fleet at end of period (MW)	1,369.4 MW	1,630.8 MW	(261.4) MW	(16)%
Total power-generating capacity of fleet at end of period (MW)	2,946.3 MW	3,228.0 MW	(281.7) MW	(9)%
Total energy produced (MWh)	824,211	838,395	(14,184)	(2)%
Total number of fleet assets at end of period	337	425	(88)	(21)%
The Company produced approximately 0.8 million MWh of total power during the three months ended June 30, 2025, marking a year-over-year decrease of 2% primarily due to the sale of certain projects owned by GREC Entity Holdco and another subsidiary in the second quarter of 2025, the less favorable availability of wind resources, and the absence of the biomass production contributed by EVCE, which filed for bankruptcy in April 2024.
The following table presents the Company’s operating fleet production by asset type for the three months ended June 30, 2025 and 2024:

	For the three months ended June 30,
MWh by Technology	2025	2024	% Change
Solar	498,031	499,793	—%
Wind	326,180	336,649	(3)%
Biomass	—	1,953	(100)%
Total	824,211	838,395	(2)%
Other revenue - IPP
Other revenue from the IPP segment was $1.3 million for the three months ended June 30, 2025, a decrease of $0.7 million, or 36.4%, compared to the same period in 2024. The decrease in Other revenue within the period is primarily driven by a reduction in interest income from notes receivable,as the Company ceased accruing interest on a past-due note in 2025.

Contract amortization, net - IPP
Contract amortization, net from the IPP segment was $3.1 million for the three months ended June 30, 2025, a decrease of $0.4 million, or 11.4%, compared to the same period in 2024. The decrease in Contract amortization, net is primarily driven by the sale of certain assets of GREC Entity Holdco and another subsidiary of the Company.
Direct operating costs - IPP

	Three months ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Operations and maintenance	$8,217	$10,479	$(2,262)	(21.6)%
Property taxes, insurance and site lease	9,493	7,128	2,365	33.2%
Salaries and benefits, professional fees and other	4,367	2,739	1,628	59.4%
Direct operating costs - IPP	$22,077	$20,346	$1,731	8.5%
Direct operating costs from the IPP segment were $22.1 million for the three months ended June 30, 2025, an increase of $1.7 million, or 8.5%, compared to the same period for 2024. The increase in Direct operating costs in the quarter ended June 30, 2025 is primarily due to the increase in lease expense associated with the acquisition of the Cider assets subsequent to the three months ended June 30, 2024, as well as higher property taxes and insurance. These increases in costs were partially offset by overall reduced corrective maintenance expenses, reduced transportation expenses related to EVCE, which filed for bankruptcy in April 2024, as well as decreases in salaries and benefits due to reduced headcount and lower professional fees and other costs.
General and administrative
General and administrative expense from the IPP segment was $3.7 million for the three months ended June 30, 2025, a decrease of $0.6 million, or 13.0%, compared to the same period for 2024. The decrease in General and administrative expense is primarily related to the decrease in salary and compensation due to the reduced headcount of various functions providing support to the IPP segment.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense from the IPP segment was $19.2 million for the three months ended June 30, 2025, an increase of $1.2 million, or 6.5%, compared to the same period for 2024. The increase in Depreciation, amortization and accretion expense within the period primarily related to additional assets becoming operational subsequent to June 30, 2024.
(Gain) loss on asset disposition
(Gain) loss on asset disposition from the IPP segment was a loss of 13.8 million for the three months ended June 30, 2025. The increase in (Gain) loss on asset disposition in the quarter ended June 30, 2025 is primarily due to a $13.8 million loss on disposition recognized related to the sale of assets of GREC Entity Holdco and another subsidiary in the second quarter of 2025.
(Gain) loss on deconsolidation, net
(Gain) loss on deconsolidation, net from the IPP segment was $5.7 million for the three months ended June 30, 2024. EVCE filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code. As a result of the Bankruptcy Filing, the Company was deconsolidated from the Company’s Consolidated Financial Statements as of April 17, 2024.
Impairment of long-lived assets, net and project termination costs
Impairment of long-lived assets, net and project termination costs expense from the IPP segment was $5.0 million for the three months ended June 30, 2025. The impairment loss in the three months ended June 30, 2025 is primarily associated with the termination of the development of two solar projects. The impairment loss includes $0.8 million related to a deposit forfeited to an offtaker for damages.

Investment Management
Revenue
Revenue from the IM segment was $2.3 million for the three months ended June 30, 2025, a decrease of $3.3 million or 59.0%, compared to the same period for 2024. The decrease in revenue within the period is primarily related to a reduction in revenue earned from GREC II due to the reduction in the base management rate and a cap on administrative fees for services GCM provides to GREC II. Part I — Item 1 — Note 14. Related Parties for more information.
Direct operating costs – IM
Direct operating costs from the IM segment were $2.7 million for the three months ended June 30, 2025, a decrease of $1.0 million, or 28.0%, compared to the same period for 2024. The decrease in Direct operating costs within the period primarily related to lower salary and compensation related expenses due to lower headcount for the IM segment. Direct operating costs for the IM segment primarily consist of expenses related to marketing, investor relations, and legal costs associated with the IM segment.
General and administrative – IM
General and administrative expense from the IM segment was $1.2 million for the three months ended June 30, 2025, a decrease of $1.9 million, or 61.2%, compared to the same period for 2024. The decrease in General and administrative expense primarily related to a decrease in administrative, salary, and other compensation related expenses for the IM segment primarily due to lower headcount as well as as a reduction in share-based compensation expense related to GDEV II incentive fees. These expenses represent the indirect costs allocable to the IM segment and salary and compensation related expenses, professional service fees, and other costs associated with the Company’s overhead functions supporting third-party funds.
Corporate
General and administrative
General and administrative expense for Corporate was $5.5 million for the three months ended June 30, 2025, a decrease of $9.7 million, or 63.9%, compared to the same period for 2024. The large decrease in General and administrative expense primarily related to a decrease in salary and related compensation driven by lower headcount as well as due to the lower stock compensation primarily related to the EO Awards because the Company does not expect performance vesting conditions to be met. The decrease was also due to the absence of professional fees associated with various non-recurring projects in 2024 that were not present in 2025.
Change in fair value of contingent consideration
Change in fair value of contingent consideration for Corporate was a gain of $0.3 million during the three months ended June 30, 2025, compared to a loss of $0.4 million recorded in the same period in 2024. The contingent consideration liability was reduced to zero during the second quarter of June 30, 2025 as the Company concluded that the applicable Earnout Shares were unlikely to become participating.
Non-operating income and expense
Interest income (expense), net
Interest income (expense), net was $25.9 million of expense for the three months ended June 30, 2025, compared to $9.8 million of expense for the same period for 2024. The change is primarily driven by unfavorable changes in fair value of the Company’s interest rate swaps recorded directly through earnings that were previously recorded through Other comprehensive income, due to the dedesignation of our interest rate swaps in the fourth quarter of 2024.
Change in fair value of investments, net
Change in fair value of investments, net was a loss of $0.7 million for the three months ended June 30, 2025, compared to a loss of $1.6 million for the same period for 2024. The loss for the three months ended June 30, 2025 was attributable to a decrease in the fair value of the Company’s investment Aurora Solar due to a decrease in forward pricing curves, partially offset by an increase in the fair value of the investments in GDEV I and GDEV II due to an increase in the value of the funds’ investments. There was a larger decrease in the fair value of the investment in Aurora Solar during the comparable period in 2024. Refer to Part I — Item 1 – Note 6. Fair Value Measurements and Investments for more information.

Gain (loss) on liability extinguishment
The Company recorded gain of $15.4 million for the three months ended June 30, 2025 on Gain (loss) on liability extinguishment. Certain of the Company’s subsidiaries executed a general assignment for the benefit of creditors (“ABC”), pursuant to which the subsidiaries assigned all of their assets to a third-party assignee to liquidate the assets and distribute the proceeds to creditors. As a result, the Company had impaired substantially all the assets of these subsidiaries in 2024 and simultaneously recorded a liability for damages due to the offtaker. As of June 30, 2025, the deadline for claims through the ABC passed and no claims were made against the Company. As a result, the Company derecognized the liabilities and recorded a gain of $15.4 million in Gain (loss) on liability extinguishment within the Consolidated Statements of Operations
Benefit (expense) from income taxes
Benefit (expense) from income taxes was $3.3 million of expense for the three months ended June 30, 2025, which was broadly consistent with the $3.2 million of expense for the same period in 2024. The expense for the three months ended June 30, 2025 reflects a lower estimated estimated tax rate due to deferred recognition of investment tax credits, partially offset by tax benefits on standalone losses. The expense for the same period in 2024 included a smaller estimated tax rate adjustment and tax expense on standalone losses.
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests was $2.0 million for the three months ended June 30, 2025, compared to $11.1 million for the same period in 2024. The decrease is primarily related to lower NCI loss allocations to partnerships due to tax benefits being allocated to tax equity partners prior to the second quarter of 2025.

Results of Operations
Six months ended June 30, 2025 and 2024
The following table presents the Company’s consolidated results of operations for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Revenue
Energy revenue	$94,080	$94,875	$(795)	(0.8)%
Investment Management revenue	5,546	9,508	(3,962)	(41.7)%
Other revenue	1,591	2,695	(1,104)	(41.0)%
Contract amortization, net	(146)	(6,075)	5,929	(97.6)%
Total net revenue	$101,071	$101,003	$68	0.1%

Operating expenses
Direct operating costs	48,652	51,053	(2,401)	(4.7)%
General and administrative	27,388	41,285	(13,897)	(33.7)%
Change in fair value of contingent consideration	(300)	926	(1,226)	(132.4)%
Depreciation, amortization and accretion	40,507	40,936	(429)	(1.0)%
(Gain) loss on asset disposition	13,814	—	13,814	NM
(Gain) loss on deconsolidation, net	—	(5,722)	5,722	(100.0)%
Impairment of long-lived assets, net and project termination costs	18,645	6,330	12,315	194.5%
Total operating expenses	148,706	134,808	13,898	10.3%

Operating income (loss)	(47,635)	(33,805)	(13,830)	(40.9)%

Interest income (expense), net	(62,466)	(14,024)	(48,442)	(345.4)%
Change in fair value of investments, net	338	(2,166)	2,504	115.6%
Income (loss) from sale-leaseback transfer of tax benefits	10,188	—	10,188	N/A
Gain (loss) on liability extinguishment	15,417	—	15,417	N/A
Other income (expense), net	794	(2)	796	NM

Income (loss) before income taxes	(83,364)	(49,997)	(33,367)	(66.7)%
Benefit (expense) from income taxes	7,057	(6,255)	13,312	212.8%
Net income (loss)	$(76,307)	$(56,252)	$(20,055)	(35.7)%
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(27,053)	(36,947)	9,894	26.8%
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(49,254)	$(19,305)	$(29,949)	(155.1)%

The following table presents a discussion of the Company’s results of operations for each segment for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
(dollars in thousands)	2025				2024
	Independent Power Producer	Investment Management	Corporate	Total	Independent Power Producer	Investment Management	Corporate	Total
Revenue
Energy revenue	$94,080	$—	$—	$94,080	$94,875	$—	$—	$94,875
Investment Management revenue	—	5,546	—	5,546	—	9,508	—	9,508
Other revenue	1,591	—	—	1,591	2,695	—	—	2,695
Operating revenue	$95,671	$5,546	$—	$101,217	$97,570	$9,508	$—	$107,078
Contract amortization, net	(146)	—	—	(146)	(6,075)	—	—	(6,075)
Total net revenue	$95,525	$5,546	$—	$101,071	$91,495	$9,508	$—	$101,003

Operating expenses
Direct operating costs	$40,711	$7,941	$—	$48,652	$43,123	$7,930	$—	$51,053
General and administrative	6,984	2,491	17,913	27,388	9,282	4,370	27,633	41,285
Change in fair value of contingent consideration	—	—	(300)	(300)	—	—	926	926
Depreciation, amortization and accretion	38,449	2,058	—	40,507	36,156	4,780	—	40,936
(Gain) loss on asset disposition	13,814	—	—	13,814	—	—	—	—
(Gain) loss on deconsolidation, net	—	—	—	—	(5,722)	—	—	(5,722)
Impairment of long-lived assets, net and project termination costs	18,645	—	—	18,645	6,330	—	—	6,330
Total operating expenses	$118,603	$12,490	$17,613	$148,706	$89,169	$17,080	$28,559	$134,808

Operating income (loss)	$(23,078)	$(6,944)	$(17,613)	$(47,635)	$2,326	$(7,572)	$(28,559)	$(33,805)
Operating income (loss) margin(1)	(24)%	(125)%	N/A	(47)%	3%	(80)%	N/A	(33)%

Segment adjusted EBITDA(2)	$48,606	$(2,058)	$(10,529)	$36,019	$45,085	$(300)	$(13,498)	$31,287
Segment adjusted EBITDA margin(3)	51%	(37)%	N/A	36%	46%	(3)%	N/A	29%
(1)Operating income (loss) margin is calculated by dividing operating income (loss) by total net revenue.
(2)See below for a reconciliation of total Segment Adjusted EBITDA to Net income (loss). See also Part I — Item 1 – Note 19. Segment Reporting in the Notes to the Consolidated Financial Statements (unaudited) for more information regarding our segment determination.
(3)Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Operating revenue.

Reconciliation of Segment Adjusted EBITDA
The following table reconciles total Segment Adjusted EBITDA to Net loss attributable to Greenbacker Renewable Energy Company LLC:

	For the six months ended June 30,
(in thousands)	2025	2024
Segment Adjusted EBITDA:
IPP Adjusted EBITDA	$48,606	$45,085
IM Adjusted EBITDA	(2,058)	(300)
Total Segment Adjusted EBITDA	$46,548	$44,785

Reconciliation:
Total Segment Adjusted EBITDA	$46,548	$44,785
Unallocated corporate expenses	(10,529)	(13,498)
Total Adjusted EBITDA	$36,019	$31,287

Less:
Share-based compensation expense	4,002	11,705
Change in fair value of contingent consideration	(300)	926
(Gain) loss on deconsolidation, net	—	(5,722)
(Gain) loss on asset disposition	13,814	—
Impairment of long-lived assets, net and project termination costs	18,645	6,330
Depreciation, amortization and accretion(1)	40,855	47,393
Non-recurring professional services and legal fees	2,775	4,058
Non-recurring salaries and personnel related expenses(2)	3,863	402
Operating income (loss)	$(47,635)	$(33,805)

Interest income (expense), net	(62,466)	(14,024)
Change in fair value of investments, net	338	(2,166)
Income from sale-leaseback transfer of tax benefits	10,188	—
Gain (loss) on liability extinguishment	15,417	—
Other income (expense), net	794	(2)
Income (loss) before income taxes	$(83,364)	$(49,997)

Benefit from (provision for) income taxes	7,057	(6,255)
Net income (loss)	$(76,307)	$(56,252)

Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(27,053)	(36,947)
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(49,254)	$(19,305)
(1)Includes contract amortization, net in the amount of $0.1 million and $6.1 million for the six months ended June 30, 2025 and 2024, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
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

Independent Power Producer
Energy revenue
Energy revenue generated from the IPP segment was $94.1 million for the six months ended June 30, 2025, a slight decrease of $0.8 million, or 0.8%, compared to the same period for 2024. The decrease was primarily driven by a decrease in REC revenue, mostly offset by an increase in PPA revenue generated by our operating renewable energy projects. PPA revenue is impacted by the underlying availability of the natural resource (i.e., wind or solar) and the underlying mix of operating assets by technology type. The Company’s operating solar fleet generated $45.3 million of Energy revenue, an increase of $2.2 million, or 5.1%, and the Company’s operating wind fleet generated $38.0 million of Energy revenue, an increase of $3.3 million, or 9.5%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in PPA revenue was primarily driven by additional assets being placed into operation (see statistics included herein) during and subsequent to June 30, 2024, better availability of solar and wind resources, and increased production from the Company’s three completed and fully operational wind repower projects. This increase in PPA revenue was more than offset by the sale of certain projects of GREC Entity Holdco and another consolidated subsidiary, a decrease in REC and other incentive revenue of $4.4 million compared to the six months ended June 30, 2024, and a decrease in biomass revenue of $1.5 million due to the absence of biomass production contributed by the Company’s subsidiary, EVCE in the six months ended June 30, 2025, which filed for bankruptcy in April 2024.
The Company’s operating solar fleet includes 276 operating assets comprising 1,176 MW of capacity as of June 30, 2025, a decrease of 56 operating assets and 11 MW of capacity compared to June 30, 2024. Total production was 0.8 million MWh for the six months ended June 30, 2025, an increase of 41.4 thousand MWh or 5.4% compared to the same period for 2024. The increase in production was primarily due to additional assets being placed into operation during and subsequent to the three months ended June 30, 2024, partially offset by the sale of certain assets of GREC Entity Holdco and another consolidated subsidiary of the Company in the second quarter of 2025
The Company’s operating wind fleet includes 16 operating assets comprising 393 MW of capacity as of June 30, 2025, an increase of four MW of capacity compared to June 30, 2024. Total production was 0.7 million MWh for the three months ended June 30, 2025, an increase of 33.5 thousand MWh or 5.1% compared to the prior year period. The increase in production was partly due to the Company’s three completed and fully operational wind repower projects as well as overall better availability of wind resources.
The table below provides summary statistics on the IPP fleet for the six months ended June 30, 2025 and 2024:

Portfolio Metrics	June 30, 2025	June 30, 2024	Change	Change as %
Power production capacity of operating fleet at end of period (MW)	1,576.9 MW	1,597.2 MW	(20.3) MW	(1)%
Power-generating capacity of pre-operational fleet at end of period (MW)	1,369.4 MW	1,630.8 MW	(261.4) MW	(16)%
Total power-generating capacity of fleet at end of period (MW)	2,946.3 MW	3,228.0 MW	(281.7) MW	(9)%
YTD total energy produced at end of period (MWh)	1,503,094	1,441,126	61,968	4%
Total number of fleet assets at end of period	337	425	(88)	(21)%

The Company produced approximately 1.5 million MWh of total power during the six months ended June 30, 2025, marking a year-over-year increase of 4% primarily driven by additional solar assets being placed into operation as well as due to increased production partly driven by the Company’s three completed fully operational wind repower projects and overall better availability of solar and wind resources during the six months ended June 30, 2025. This increase was partially offset by the absence of the biomass production contributed by EVCE which filed for bankruptcy in April 2024, and the sale of certain assets of GREC Entity Holdco and another consolidated subsidiary of the Company in the second quarter of 2025
The following table presents the Company’s operating fleet production by asset type for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
MWh by Technology	2025	2024	% Change
Solar	807,570	766,132	5%
Wind	695,524	662,056	5%
Biomass	—	12,938	(100)%
Total	1,503,094	1,441,126	4%
Other revenue - IPP
Other revenue from the IPP segment was $1.6 million for the six months ended June 30, 2025, a decrease of $1.1 million, or 41.0%, compared to the same period in 2024. The decrease in Other revenue within the period is primarily related to a reduction in interest income from notes receivable, as the Company ceased accruing interest on a past-due note in 2025.
Contract amortization, net - IPP
The Company recognized an expense of $0.1 million in Contract amortization, net from the IPP segment during the six months ended June 30, 2025, a decrease of $5.9 million, or 97.6%, compared to the same period in 2024. This change in Contract amortization, net is primarily due to the derecognition of two out-of-market contracts due to the termination of the related PPAs as well as by the sale of certain assets of GREC Entity Holdco and another subsidiary of the Company in the second quarter of 2025.
Direct operating costs - IPP

	For the three months ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Operations and maintenance	$15,506	$22,316	$(6,810)	(30.5)%
Property taxes, insurance and site lease	17,656	14,373	3,283	22.8%
Salaries and benefits, professional fees and other	7,549	6,434	1,115	17.3%
Direct operating costs - IPP	$40,711	$43,123	$(2,412)	(5.6)%
Direct operating costs from the IPP segment were $40.7 million for the six months ended June 30, 2025, a decrease of $2.4 million, or 5.6%, compared to the same period in 2024. The decrease in Direct operating costs was primarily driven by an overall reduction in corrective maintenance expenses and reduced transportation expenses related to EVCE, which filed for bankruptcy in April 2024, as well as decreases in salaries and benefits due to reduced headcount and lower professional fees and other costs. This was partially offset by an increase in lease expense associated with the acquisition of the Cider assets subsequent to the six months ended June 30, 2024, as well as higher property taxes and insurance.
General and administrative
General and administrative expense for the IPP segment was $7.0 million for the six months ended June 30, 2025, a decrease of $2.3 million, or 24.8%, compared to the same period in 2024. The decrease in General and administrative expense is primarily related to an overall decrease in salary and compensation expense due to the lower headcount of various functions providing support to the IPP segment.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expense for the IPP segment was $38.4 million for the six months ended June 30, 2025, an increase of $2.3 million, or 6.3%, compared to the same period in 2024. The increase was primarily related to additional assets being placed in operation subsequent to the six months ended June 30, 2024.

(Gain) loss on asset disposition
(Gain) loss on asset disposition from the IPP segment was a loss of 13.8 million for the six months ended June 30, 2025. The increase in (Gain) loss on asset disposition in the year ended June 30, 2025 is primarily due to a $13.8 million loss on disposition recognized related to the sale of assets of GREC Entity Holdco and another subsidiary in the second quarter of 2025.
(Gain) loss on deconsolidation, net
(Gain) loss on deconsolidation, net from the IPP segment was $(5.7) million for the six months ended June 30, 2024. EVCE filed for a voluntary petition under Chapter 7 of the United States Bankruptcy Code in the second quarter of 2024. As a result of the Bankruptcy Filing, EVCE was deconsolidated from the Company’s Consolidated Financial Statements as of April 17, 2024.
Impairment of long-lived assets, net and project termination costs
Impairment of long-lived assets, net and project termination costs from the IPP segment was $18.6 million for the six months ended June 30, 2025 an increase of $12.3 million, compared to the same period in 2024. During the six months ended June 30, 2025, the Company recognized impairment losses of $17.7 million associated with two operational wind projects and eight development-stage solar projects because the Company determined that the carrying value of the related long-lived assets were no longer recoverable. Additionally, the Company paid $1.0 million in termination fees related to the termination of a PPA for failure of the project to achieve commercial operations by the required date. During the six months ended June 30, 2024, the Company recognized impairment of long-lived assets due to a change in state regulations that affected six projects.
Investment Management
Revenue
Revenue from the IM segment was $5.5 million for the six months ended June 30, 2025, a decrease of $4.0 million or 41.7%, compared to the same period in 2024. The decrease in revenue within the period is primarily related to a reduction in revenue earned from GREC II due to the reduction in the base management fee rate and a new cap on the administrative fee for services GCM provides to GREC II. Refer to Part I — Item 1 — Note 14. Related Parties for more information.
Direct operating costs – IM
Direct operating costs from the IM segment were $7.9 million for the six months ended June 30, 2025, which were consistent with the same period in 2024. Direct operating costs within the IM segment reflect expenses incurred in delivering investment management services to the Company’s managed funds. These costs primarily include marketing, investor relations, and legal expenses directly attributable to the IM segment.
General and administrative – IM
General and administrative expense for the IM segment was $2.5 million for the six months ended June 30, 2025, a decrease of $1.9 million or 43.0%, compared to the same period in 2024. The decrease in General and administrative expense was primarily driven by lower administrative, salary, and compensation-related costs within the IM segment primarily due to lower headcount as well as a decrease in share-based compensation expense associated with GDEV II incentive fees.
Corporate
General and administrative
General and administrative expense for Corporate was $17.9 million for the six months ended June 30, 2025, a decrease of $9.7 million, or 35.2%, compared to the same period in 2024. The decrease in General and administrative expense primarily related to a decrease in salary and related compensation driven by lower headcount as well as due to lower stock compensation associated with the EO Awards because the Company does not expect the performance vesting conditions to be met. The decrease was also due to the absence of professional fees associated with various non-recurring projects in 2024 that were not present in 2025.
Change in fair value of contingent consideration
Change in fair value of contingent consideration for Corporate was a gain of $0.3 million during the six months ended June 30, 2025, compared to a loss of $0.9 million recorded in the same period in 2024. The contingent consideration liability was reduced to zero during the second quarter of June 30, 2025 as the Company concluded that the applicable Earnout Shares were unlikely to become participating.

Non-operating income and expense
Interest income (expense), net
Interest income (expense), net was $62.5 million of expense for the six months ended June 30, 2025, compared to $14.0 million of expense for the same period in 2024. The increase in expense is primarily driven by unfavorable changes in the fair value of the interest rate swaps recorded directly through earnings that were previously recorded through Other comprehensive income, due to the dedesignation of our interest rate swaps in the fourth quarter of 2024. This was partially offset by an increase in swap amortization, which reduces interest expense, related to the dedesignated interest rate swaps during the six months ended June 30, 2024. Refer to Part I — Item 1 – Note 10. Debt and Note 11. Derivative Instruments.
Change in fair value of investments, net
Change in fair value of investments, net was a gain of $0.3 million for the six months ended June 30, 2025, compared to a loss of $2.2 million in the same period in 2024. The loss in the prior year period was primarily related to a decrease in the fair value of the Company’s investment in Aurora Solar. During the six months ended June 30, 2025, the fair value of the Company’s investments remained relatively stable. Refer to Part I — Item 1 – Note 6. Fair Value Measurements and Investments for more information.
Income (loss) from sale-leaseback transfer of tax benefits
The Company recorded Income (loss) from sale-leaseback transfer of tax benefits of $10.2 million for the six months ended June 30, 2025. The income is primarily driven by the recognition of deferred income from the transfer of tax credits related to one of the Company’s sale leaseback financings. The Company will continue to recognize deferred income over the first five anniversary dates of each sale leaseback transaction, corresponding to the five-year recapture period. There was no such income recorded in the prior year period. Refer to Part I — Item 1 – Note 10. Debt for more information.
Gain (loss) on liability extinguishment
The Company recorded a gain of $15.4 million for the six months ended June 30, 2025 in Gain (loss) on liability extinguishment. Certain of the Company’s subsidiaries executed a general assignment for the benefit of creditors (“ABC”), pursuant to which the subsidiaries assigned all of their assets to a third-party assignee to liquidate the assets and distribute the proceeds to creditors. As a result, the Company had impaired substantially all the assets of these subsidiaries in 2024 and simultaneously recorded a liability for damages due to the offtaker. As of June 30, 2025, the deadline for claims through the ABC passed and no claims were made against the Company. As a result, the Company derecognized the liabilities and recorded a gain of $15.4 million in Gain (loss) on liability extinguishment within the Consolidated Statements of Operations
Benefit (expense) from income taxes
Benefit (expense) from income taxes was a benefit of $7.1 million for the six months ended June 30, 2025, compared to expense of $6.3 million for the same period in 2024, primarily driven by an increase in taxable loss, a decrease in NCI, and an increase in tax credits.
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests was a loss of $27.1 million for the six months ended June 30, 2025 compared to a loss of $36.9 million for the same period in 2024. The decrease is primarily related to a decrease in the allocation of nonrecurring tax benefits generated at certain tax equity partnerships to the respective tax equity partners.

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
The Company defines Adjusted EBITDA as net income (loss) before: (i) interest expense; (ii) income taxes; (iii) depreciation expense; (iv) amortization expense (including contract amortization); (v) accretion expense; (vi) impairment of long-lived assets; (vii) amounts attributable to our redeemable and nonredeemable noncontrolling interests; (viii) unrealized gains and losses on financial instruments; (ix) gains and losses for asset dispositions; (x) other income (loss); and (xi) foreign currency gain (loss). Additionally, the Company further adjusts for the following items described below:
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

The following table reconciles Net income (loss) attributable to Greenbacker Renewable Energy Company LLC to Adjusted EBITDA and FFO:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss) attributable to Greenbacker Renewable Energy Company LLC	$(33,668)	$(10,826)	$(49,254)	$(19,305)
Add back or deduct the following:
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(1,985)	(11,073)	(27,053)	(36,947)
(Benefit) expense from income taxes	3,317	3,191	(7,057)	6,255
Interest (income) expense, net	25,900	9,774	62,466	14,024
Depreciation, amortization and accretion(1)	22,051	24,158	40,855	47,393
EBITDA	$15,615	$15,224	$19,957	$11,420
Share-based compensation expense	533	6,899	4,002	11,705
Change in fair value of contingent consideration	(300)	433	(300)	926
Change in fair value of investments, net	652	1,600	(338)	2,166
(Income) loss from sale-leaseback transfer of tax benefits	—	—	(10,188)	—
(Gain) loss on liability extinguishment	(15,417)	—	(15,417)	—
Other (income) expense, net	(646)	127	(794)	2
(Gain) loss on deconsolidation, net	—	(5,722)	—	(5,722)
(Gain) loss on asset disposition	13,801	—	13,814	—
Impairment of long-lived assets, net and project termination costs	4,980	2	18,645	6,330
Non-recurring professional services and legal fees	1,086	3,480	2,775	4,058
Non-recurring salaries and personnel related expenses(2)	1,267	9	3,863	402
Adjusted EBITDA	$21,571	$22,052	$36,019	$31,287
Cash portion of interest expense	(8,489)	(6,426)	(17,897)	(14,775)
Distributions to tax equity investors	(16,845)	(5,627)	(20,656)	(8,904)
FFO	$(3,763)	$9,999	$(2,534)	$7,608
(1)Includes contract amortization, net in the amount of $3.1 million, $3.5 million, $0.1 million and $6.1 million for the three and six months ended June 30, 2025 and 2024, respectively, which are included in Contract amortization, net on the Consolidated Statements of Operations; also includes certain other amortization costs included in Direct operating costs and General and administrative on the Consolidated Statements of Operations.
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

Liquidity and Capital Resources
Overview
The Company’s primary sources of liquidity are its existing cash and cash equivalents balances, cash flows from operations and borrowings under its existing financing sources and future debt and equity financing. The Company’s primary cash requirements include operating expenses, debt service payments (principal and interest), and capital expenditures (including property and equipment).
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
Tax Equity Investors are passive investors which could be financial institutions, insurance companies or corporations, contribute capital based on construction milestones in exchange for a share of the tax credits (and other tax benefits such as accelerated depreciation) and cash flows generated by a qualifying physical investment. Initially, the tax equity investor receives substantially all of the non-cash value attributable to the renewable energy systems and energy storage systems, which includes accelerated depreciation and Section 48(a) ITCs or Section 45(a) PTC; and generally between 10%-20% of the cash generated by the asset. These allocations then flip once certain time- or yield-based milestones are met. Time-based flips occur on a set date after a five-year recapture period while yield-based flips occur after the tax equity investor achieves a specified return typically on an after-tax basis, which may last longer than expected if the portfolio company’s energy projects perform below our expectations. After the flip occurs, we receive substantially all of the remaining cash and tax allocations.
As of June 30, 2025 and December 31, 2024, the Company had $90.4 million and $120.1 million, respectively, in Cash and cash equivalents and $21.3 million and $38.4 million, respectively, in Restricted cash, current. In the short-term, we anticipate continuing to: (1) increase our draw on current financing facilities, and (2) enter into new financing arrangements.
We remain focused on maintaining liquidity and financial flexibility and continue to monitor the capital and credit markets and the Company’s ability to finance the needs of its operating, financing and investment activity within the dictates of prudent balance sheet management. The Company suspended the payment of shareholder distributions in 2024 effective right after the distribution payment on May 1, 2024. In connection with suspending shareholder distributions, the Company also suspended the DRP. The Company also suspended SRP effective September 23, 2023 (except with respect to repurchase requests made in connection with the death, qualifying disability or determination of incompetence of a shareholder), to maintain the liquidity and capital resources to execute the Company’s broader business strategy.
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

As of June 30, 2025 and December 31, 2024, the Company had $1.2 billion and $1.1 billion, respectively, in outstanding debt. The Company has $146.3 million of capacity available to draw on its existing debt facilities as of June 30, 2025. The weighted average interest rate, including associated swap agreements and deferred financing costs on total debt outstanding, reduced by the amount of interest capitalized, was 3.67% as of June 30, 2025. See Part I — Item 1 – Note 10. Debt in the Notes to the Consolidated Financial Statements (unaudited) for more information. As of June 30, 2025, the Company’s net leverage ratio met the requirement for the available borrowing as defined in the terms of the credit facilities. As of June 30, 2025, the Company was in compliance with the debt service coverage ratio as defined in the various credit agreements.
Changes in Cash Flows
The following table shows cash flows from operating, investing and financing activities for the Company for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$10,065	$55,018
Net cash used in investing activities	(167,744)	(121,681)
Net cash provided by financing activities	109,869	10,333
Net decrease in Cash, cash equivalents and Restricted cash	$(47,810)	$(56,330)
Operating Activities
Net cash used in operating activities was $10.1 million for the six months ended June 30, 2025, compared to the net cash provided of $55.0 million, a decrease in net cash provided of $45.0 million compared to the same period for 2024. Excluding the impact of non-cash items, the decrease in cash provided was primarily due to the cash receipt of $53.7 million in the six months ended June 30, 2024 related to the termination of certain interest rate swaps, as well as due to an increase in working capital of $1.8 million in the six months ended June 30, 2025, primarily due to a decrease in accounts payable and accrued expenses, a decrease in operating lease liabilities, and an increase in accounts receivable, partially offset by a decrease in other current and noncurrent assets.
Investing Activities
Net cash used in investing activities was $167.7 million for the six months ended June 30, 2025, an increase in cash used of $46.1 million, compared to the same period for 2024. The increase in net cash used in investing activities is primarily due to an increase in payments made for ongoing construction projects of $212.4 million during the six months ended June 30, 2025, primarily related to Cider as well as other pre-operating solar fleet projects. This was partially offset by the cash proceeds of $44.5 million from the sale of certain assets of the Company’s subsidiary, GREC EH Holdco.
Financing Activities
Net cash provided by financing activities was $109.9 million for the six months ended June 30, 2025, an increase of $99.5 million, compared to the period for 2024. The increase in net cash provided by financing activities was primarily due to an increase in cash proceeds on borrowings of $99.4 million, decrease in payments on borrowings of $33.9 million, and a decrease in shareholder distributions of $37.3 million due to the suspension of the Company’s DRP in the second quarter of 2024. This was offset by a decrease in proceeds from sale-leaseback transactions of $25.5 million for the Company’s sale-leaseback arrangements entered in the first quarter of 2024, lower contributions from noncontrolling interests of $27.4 million and higher distributions to non-controlling interest of $16.9 million.

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

	By Remaining Maturity at June 30,
	2025
	Under			Over
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Long-term debt	$63,316	$620,638	$410,275	$145,743	$1,239,972
Operating leases	13,109	26,503	26,918	435,054	501,584
Total	$76,425	$647,141	$437,193	$580,797	$1,741,556
The Company has additional commitments and guarantees, including letters of credit, pledges of collateral and unsecured guarantees of loans to subsidiaries, investments-to-be-constructed assets and membership interest purchase commitments, PPAs, REC commitments and pledges of parent company guarantees. Refer to Part I — Item 1 — Note 5. Variable Interest Entities, Note 12. Income Taxes and Note 13. Commitments and Contingencies in the Notes to the Consolidated Financial Statements (unaudited) for more information.
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
Share Repurchase Program
Pursuant to the SRP, the Company may conduct quarterly share repurchases to allow members to sell all or a portion of their shares of any class back to the Company at a price equal to the current MSV for that class of shares. The SRP includes numerous restrictions that limited a shareholder’s ability to sell shares. At the sole discretion of the Board of Directors, the Company may use cash on hand (including the proceeds from the issuance of new shares), cash available from borrowings or other external financing sources and cash from liquidation of investments to repurchase shares.
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
During any fiscal quarter, 5.00% of the weighted average number of shares outstanding in the prior four fiscal quarters
The Board of Directors may modify, suspend or terminate the SRP if it deems such action to be in the best interest of the Company and its shareholders or in response to regulatory changes or changes in law. On September 23, 2023, the Board of Directors approved the suspension of the SRP effective immediately, except for repurchase requests made in connection with the death, qualifying disability, or determination of incompetence of a shareholder. The Board of Directors may modify, suspend, or terminate the SRP if it deems such action to be in the best interest of the Company and its shareholders or in response to regulatory changes or changes in law. As a result of the suspension of the SRP, the Company will not accept or otherwise process any additional repurchase requests (except as noted above) until such time, if any, as the Board of Directors affirmatively authorizes the recommencement of the SRP. However, the Company can make no assurances as to whether this will happen or the timing or terms of any recommencement.
The Company received an order for the SRP from the SEC under Rule 102(a) of Regulation M under the Exchange Act. In addition, the SRP is substantially similar to repurchase programs for which the SEC has stated it will not recommend enforcement action under Rule 13e-4 and Regulation 14E under the Exchange Act.
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
Critical Accounting Policies and Use of Estimates
Our critical accounting policies are detailed in Part II — Item 7 — Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The contractual status of our projects limits our exposure to: (i) volatility in the market prices of electricity caused by volatility in the market price of natural gas to our projects’ post-PPA periods, (ii) situations where an offtaker is unable to fulfill their contractual obligation to buy the power the projects generate, or: (iii) situations where the projects generate energy in excess of that agreed upon in their PPAs and the excess power is sold to the market. In regard to the market price of other commodities, increases in the costs of raw materials used in the construction of our renewable energy assets could materially adversely affect the cost required to bring our projects to commercial operation. To mitigate this risk, we (i) when possible, share this risk with developers from whom we purchase in construction and pre-construction assets, and (ii) pursue large forward procurement strategies to secure equipment for our in-construction portfolio from large and creditworthy suppliers of equipment with fixed price contracts.
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
Changes in Market Interest Rates
In addition to other sources of financings, the Company uses variable rate debt to finance its operations which exposes to fluctuations in interest rates. The Company manages its exposures to interest rate fluctuations by entering into derivative instruments such as interest rate swaps. These contracts reduce exposure to interest rate volatility and result in primarily fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. Refer to Part I — Item 1 — Note 11. Derivative Instruments in the Notes to the Consolidated Financial Statements (unaudited) for further information with respect to the Company's derivative instruments. If all of the Company’s swaps had been discontinued on June 30, 2025, the counterparties would have owed the Company $89.0 million. Based on the credit ratings of the counterparties, the Company believes its exposure to credit risk due to nonperformance by counterparties to its hedge contracts to be insignificant. The Company has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. The Company performed a sensitivity analysis based on the principal amount of debt outstanding as of June 30, 2025, as well as the effect of its interest rate swap agreements. As of June 30, 2025, a 1.0% change in interest rates would result in an approximately $91.7 million change in interest expense for the fiscal year 2025. As of June 30, 2025, the fair value of the Company’s debt approximate the carrying value of $1.2 billion.
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

Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
For the three months ended June 30, 2025, and in connection with the death, disability or determination of incompetence of a shareholder, the Company repurchased 53.0 thousand Class A shares, nil Class C shares, 2.0 thousand Class I shares, nil Class P-A shares, nil Class P-I shares, nil Class P-D shares, nil Class P-S shares and nil Class P-T shares at a total purchase price of $0.2 million for Class A shares, nil for Class C shares, $10.2 thousand for Class I shares, nil for Class P-A shares, nil for Class P-I shares, and nil for Class P-S shares, respectively, pursuant to the Company’s SRP.
The table below provides information concerning the Company’s repurchase of shares during the quarter ended June 30, 2025 pursuant to the Company’s SRP (solely in connection with the death, disability or determination of incompetence of a shareholder).

(in thousands, except per share data)
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Repurchase Shares Offered
April 1 to June 30, 2025	55	$4.65	55	9,771(1)
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
101*
The following materials from Greenbacker Renewable Energy Company LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 8, 2025, formatted in XBRL (eXtensible Business Reporting Language):

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

Greenbacker Renewable Energy Company LLC
Date: August 8, 2025	By	/s/ Daniel De Boer
Daniel De Boer Interim Chief Executive Officer performing the duties of principal executive officer

Date: August 8, 2025	By	/s/ Michael Cunningham
Michael Cunningham Senior Vice President, Chief Accounting Officer principal accounting officer, performing the duties of principal financial officer